Form 10-Q
period 1996-06-30
UNION BANKSHARES CORP
filed 1996-08-14
CIK 883948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                          Commission File No. 0-20293

                          UNION BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

       Virginia                                         54-1598552
 (State of Incorporation)                  (I.R.S. Employer Identification No.)


                             211 North Main Street
                                  P.O. Box 446
                         Bowling Green, Virginia 22427
                    (Address of principal executive offices)

                                 (804) 633-5031
                        (Registrant's telephone number)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON
     STOCK, $4 PAR VALUE


      Union Bankshares Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      As of June 30, 1996, Union Bankshares Corporation had 3,292,049 shares of Common Stock outstanding.

                          UNION BANKSHARES CORPORATION
                                   FORM 10-Q
                                 June 30, 1996

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                           Page
                                                                         ----

Item 1.    Financial Statements

      Consolidated Balance Sheets as of June 30, 1996
           and December 31, 1995.......................................... 1

      Consolidated Statements of Income for the
           three and six months ended June 30, 1996 and 1995.............. 2

      Consolidated Statements of Cash Flows for the
           three and six months ended June 30, 1996 and 1995.............. 3

      Notes to Consolidated Financial Statements.......................... 4

Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of  Operations............. 5-11


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K................................. 12

Signatures................................................................ 12

Index to Exhibits......................................................... 13

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)



                                                                     June 30,     December 31,
ASSETS                                                                1996           1995
- --------                                                              ----           ----
Cash and cash equivalents:
    Cash and due from banks                                        $     15,451  $      13,448
    Interest-bearing deposits in other banks                                418            124
    Federal funds sold                                                    2,808          2,050
                                                                    -----------   ------------
          Total cash and cash equivalents                                18,677         15,622
                                                                    -----------   ------------
Securities available for sale, at fair value                            121,220        122,937
Investments securities,
    fair value of $7,140 and $9,533, respectively                         6,698          9,146
                                                                    -----------   ------------
          Total securities                                              127,918        132,083
                                                                    -----------   ------------
Loans, net of unearned income                                           313,490        294,133
    Less allowance for loan  losses (note 2)                              3,953          3,757
                                                                    -----------   ------------
          Net loans                                                     309,537        290,376
                                                                    -----------   ------------
Bank premises and equpiment, net                                         11,405          9,523
Other real estate owned                                                   3,748          3,288
Other assets                                                             10,402          7,821
                                                                    -----------   ------------
          Total assets                                             $    481,687  $     458,713
                                                                    ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest-bearing demand deposits                               $     47,459  $      44,276
Interest-bearing deposits:
    Savings accounts                                                     49,450         46,453
    NOW accounts                                                         42,488         40,856
    Money market accounts                                                51,377         53,184
    Time deposits of $100,000 and over                                   41,331         39,043
    Other time deposits                                                 154,777        150,540
                                                                    -----------   ------------
          Total interest-bearing deposits                               339,423        330,076
                                                                    -----------   ------------
          Total deposits                                                386,882        374,352
                                                                    -----------   ------------
Short-term borrowings                                                    29,927         31,108
Long-term borrowings                                                     11,200          1,275
Other liabilities                                                         2,701          2,686
                                                                    -----------   ------------
          Total liabilities                                             430,710        409,421
                                                                    -----------   ------------
Stockholders' equity:
    Common stock, $4 par value.  Authorized 12,000,000 shares;
       issued and outstanding, 3,286,970 shares                          13,168         13,148
    Surplus                                                                 674            566
    Retained earnings                                                    37,427         34,938
    Unrealized gains (losses) on securities available for sale,
      net of taxes                                                         (292)           640
                                                                    -----------   ------------
          Total stockholders' equity                                     50,977         49,292
                                                                    -----------   ------------
Commitments and contingencies
          Total liabilities and stockholders' equity               $    481,687  $     458,713
                                                                    ===========   ============



See accompanying notes to consolidated financial statements.

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
                             (Dollars in thousands)


                                                                Quarter ended         Six Months Ended
                                                                  June 30,                June 30,
                                                                --------------        -----------------
                                                              1996         1995        1996          1995
                                                              ----         ----        ----          ----
Interest Income:
   Interest and fees on loans                              $   7,224    $   6,503    $  14,289    $  12,777
   Interest on securities:
      U.S. Treasury securities                                    42           49           95          107
      Obligations of U.S. Government
         agencies and corporations                               785          933        1,680        1,905
      Obligations of states and political subdivisions           841          725        1,690        1,450
      Other securities                                           153          131          288          239
   Interest on Federal funds sold                                 36          108           91          153
   Interest on interest-bearing deposits in other banks            2           10            4           16
                                                            --------     --------     --------     --------
                Total interest income                          9,083        8,459       18,137       16,647
                                                            --------     --------     --------     --------

Interest expense:
   Interest on deposits                                        3,900        3,697        7,835        6,970
   Interest on other borrowings                                  484          305          867          654
                                                            --------     --------     --------     --------
                Total interest expense                         4,384        4,002        8,702        7,624
                                                            --------     --------     --------     --------
                Net interest income                            4,699        4,457        9,435        9,023

Provision for loan losses (note 2)                               150          150          231          300
                                                            --------     --------     --------     --------
                Net interest income after provision
                   for loan losses                             4,549        4,307        9,204        8,723
                                                            --------     --------     --------     --------

Other income:
   Service fees                                                  678          467        1,218          886
   Gains (losses) on sale of securities available for sale         3           (4)        (103)         (39)
   Gains (losses) on sales of other real estate owned
      and bank premises, net                                      64            -           64           (5)
   Other operating income                                        121          114          246          200
                                                            --------     --------     --------     --------
                Total other income                               866          577        1,425        1,042
                                                            --------     --------     --------     --------

Other expenses:
   Salaries and wages                                          1,324        1,100        2,593        2,288
   Pensions and other employee benefits                          372          441          794          782
   Occupancy expenses                                            191          133          360          269
   Furniture and equipment expenses                              238          257          461          486
   FDIC assessments                                                1          201            2          390
   Other operating expenses                                      978          906        1,960        1,687
                                                            --------     --------     --------     --------
                Total other expenses                           3,104        3,038        6,170        5,902
                                                            --------     --------     --------     --------

Income before income taxes                                     2,311        1,846        4,459        3,863
Income tax expense                                               513          404          984          873
                                                            --------     --------     --------     --------
                Net income                                 $   1,798    $   1,442    $   3,475    $   2,990
                                                            ========     ========     ========     ========
Net income per share of common stock                       $    0.55    $    0.44    $    1.06    $    0.92
                                                            ========     ========     ========     ========
Cash dividends per share of common stock                   $    0.30    $    0.28    $    0.30    $    0.28
                                                            ========     ========     ========     ========


See accompanying notes to consolidated financial statements.

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)
                    Six Months Ended June 30, 1996 and 1995
                             (Dollars in thousands)


                                                                       1996           1995
Operating activities:
    Net income                                                     $     3,475     $    2,990
    Adjustments to reconcile net income to net cash and
      cash equivalents provided by operating activities:
         Depreciation of bank premises and equipment                       412            413
         Amortization of intangibles                                        18             10
         Provision for loan losses                                         231            300
         Losses on sales of securities available for sale                   66             40
         Loss on sale of bank premises and other real estate owned           1              5
         (Increase) decrease in other assets                            (2,435)           413
         Decrease (increase) in other liabilities                          818           (309)
                                                                    ----------      ---------
              Net cash and cash equivalents provided
                  by operating activities                                2,586          3,862
                                                                    ----------      ---------
Investing activities:
    Net decrease (increase) in securities                                2,200         (1,434)
    Net increase in loans                                              (19,859)       (11,438)
    Acquisition of bank premises and equipment                          (2,297)        (1,617)
    Proceeds from sales of bank premises and other real estate owned         7             70
                                                                    ----------      ---------
              Net cash and cash equivalents used in
                  investing activities                                 (19,949)       (14,419)
                                                                    ----------      ---------
Financing activities:
    Net increase (decrease) in non-interest-bearing deposits             3,183         (1,094)
    Net increase in interest-bearing deposits                            9,348         13,285
    Net  decrease in short-term borrowings                               8,819          3,772
    Repayment of long-term borrowings                                      (75)           (75)
    Cash dividends paid                                                   (858)          (802)
                                                                    ----------      ---------
              Net cash and cash equivalents provided by
                  financing activities                                  20,417         15,086
                                                                    ----------      ---------
Increase in cash and cash equivalents                                    3,054          4,529
Cash and cash equivalents at beginning of period                        15,623         17,002
                                                                    ----------      ---------
Cash and cash equivalents at end of period                         $    18,677     $   21,531
                                                                    ==========      =========




See accompanying notes to consolidated financial statements.

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 1996


1.   ACCOUNTING POLICIES

      The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

      The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

      These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders. Certain previously reported amounts have been reclassified to conform to current period presentation.


2.   ALLOWANCE FOR LOAN LOSSES

      The following summarizes activity in the allowance for loan losses for the six months ended June 30, (in thousands):

                                                     1996           1995
                                                     ----           ----
           Balance,  January 1                    $ 3,757         $ 3,734
           Provisions charged to operations           231             300
           Recoveries credited to allowance           283              79
                                                  --------        --------
                Total                               4,271           4,113
           Loans charged off                         (319)           (280)
                                                  --------        --------
           Balance, June 30                       $ 3,952         $ 3,833
                                                  ========        ========



3.    EARNINGS PER SHARE

      Earnings per share outstanding has been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 3,287,807 and 3,264,906 for the three months ended June 30, 1996 and 1995, respectively and 3,287,389 and 3,264,514 for the six months ended June 30, 1996 and 1995, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

      Union Bankshares Corporation (the "Company") is a multi-bank holding company organized under Virginia law which provides financial services through its wholly-owned subsidiaries, Union Bank & Trust Company, Northern Neck State Bank and Union Investment Services, Inc. Both subsidiary banks, Union Bank & Trust Company and Northern Neck State Bank, are full service retail commercial banks offering a wide range of banking and related financial services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage and consumer loans. Union Investment Services, Inc., is a full service discount brokerage company which offers a full range of investment services, and sells mutual funds, bonds and stocks.

      The Company's primary trade area stretches from Fredericksburg, south to Hanover County and east to the Northern Neck area of Virginia. The Corporate Headquarters are located in Bowling Green, Virginia. Through its banking subsidiaries, the Company operates 16 branches in its primary trade area. In March 1996, Union Bank & Trust Company opened the first of its three planned in-store branches in a FasMart convenience store in Stafford County. In addition, Northern Neck State Bank is scheduled to open a branch located in a WalMart Superstore in Tappahannock, Virginia. Management feels in-store branching supplements its existing branch network, providing increased accessibility for its customers and a competitive advantage for the Company.

      On March 13, 1996, the Company announced it had entered into an agreement which provided for the affiliation of King George State Bank, Inc. with the Company. King George State Bank is a $50 million bank located in King George, Virginia adjacent to and encompassing certain of the markets currently served by the Company. Under the terms of the agreement, the Company would exchange 5.5 shares of its common stock for each outstanding share of King George State Bank, Inc. stock. The agreement requires the approval of various regulatory agencies and satisfaction of other standard conditions. Shareholders of King George State Bank are expected to consider the affiliation at a special shareholder meeting to be held on August 20, 1996.

      Management's discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and subsidiaries (the "Company"). The analysis focuses on the Consolidated Financial Statements, the footnotes thereto, and the other financial data herein. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Amounts are rounded for presentation purposes, while the percentages presented are computed based on unrounded amounts.

Results of Operations

      Net income for the second quarter of 1996 was $1.8 million, up 24.7% from $1.4 million for the same period in 1995. Earnings per share increased from $.44 in the second quarter of 1995 to $.55 in the second quarter of 1996. The Company's annualized return on assets for the second quarter of 1996 was 1.51% as compared to 1.36% a year ago. The Company's annualized return on equity totaled 14.26% and 13.22% for the three months ended June 30, 1996 and 1995, respectively.

      Net income for the first six months of 1996 totaled $3.5 million, up 16.22% from the same period in 1995. Earnings per share increased from $.92 in the first six months of 1995 to $1.06 in 1996. The Company's annualized return on assets for the first six months of 1996 was 1.48% as compared to 1.42% a year ago. The Company's annualized return on equity totaled 13.90% and 14.01% for the six months ended June 30, 1996 and 1995, respectively. Despite strong asset and capital growth, these performance ratios remain strong performance ratios by industry and peer standards.

      Net income for the first half of 1996 reflects the continued competition for funds in the industry and increases in certain growth-related and infrastructure costs. Management expects increasing returns on these infrastructure costs through the development of new products and delivery systems. Such developments include "supermarket" branching, telephone banking, check cards, a credit card agency program and enhanced mortgage lending.

Net Interest Income

      Net interest income on a tax-equivalent basis for the second quarter of 1996 increased by 6.6% to $5.1 million from $4.8 million for the same period a year ago. By managing its interest rate spread and increasing the volume of earning assets over interest-bearing liabilities, the Company has been able to maintain a strong net interest margin. Average earning assets during the second quarter of 1996 increased by $40.2 million to $438.8 million from the second quarter of 1995, while average interest-bearing liabilities grew by $38.6 million to $376.4 million over this same period. This additional growth in net earning assets was accomplished principally through continued strong loan demand over the last year. The industry has generally experienced steady, but slower, loan demand which, combined with increased competition for deposits, has led to a compression of interest margins. The Company's yield on average earning assets was down 17 basis points at 8.67% from 8.84% a year ago, while its cost of average interest-bearing liabilities decreased by 8 basis points to 4.67%. This net reduction of 9 basis points lowered the net interest spread to 4.00% and the net interest margin, or net yield on average earning assets, to 4.66%.

                          UNION BANKSHARES CORPORATION
            Average Balances, Income and Expenses, Yields and Rates
                           (Taxable Equivalent Basis)
                          Three Months Ended June 30,


                                                    -----------------------------------------------------------------------------
                                                                    1996                                     1995
                                                    -------------------------------------   ------------------------------------
                                                                    Interest                               Interest
                                                       Average       Income/      Yield/       Average      Income/      Yield/
                                                       Balance       Expense      Rate         Balance      Expense       Rate
                                                    ------------  ----------- -----------   -----------  -----------  ----------
                                                                                            (Dollars in thousands)
Assets:
Securities:
    Taxable .....................................   $     63,498  $       965      6.10%    $    68,603    $    1,096     6.41%
    Tax-exempt(1) ...............................         62,503        1,259      8.08%         50,451         1,072     8.52%
                                                    ------------  -----------               -----------    ----------
      Total securities ..........................        126,001        2,224      7.08%        119,054         2,168     7.30%
Loans, net ......................................        309,669        7,223      9.36%        271,738         6,503     9.60%
Federal funds sold ..............................          2,711           34      5.03%          7,170           107     5.99%
Interest-bearing deposits
   in other banks ...............................            433            4      3.71%            698             9     5.17%
                                                    ------------  -----------               -----------    ----------
     Total earning assets .......................        438,814        9,485      8.67%        398,660         8,787     8.84%
Allowance for loan losses .......................         (3,983)                                (3,787)
Total non-earning assets ........................         38,385                                 30,781
                                                    ------------                            -----------
Total assets ....................................   $    473,216                            $   425,654
                                                    ============                            ===========

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
    Checking ....................................         41,388          265      2.57%         38,162           270     2.84%
    Regular savings .............................         47,117          416      3.54%         45,643           454     3.99%
    Money market savings ........................         53,808          440      3.28%         58,047           503     3.48%
Certificates of deposit:
    $100,000 and over ...........................         40,577          566      5.59%         35,190           488     5.56%
    Under $100,000 ..............................        155,907        2,213      5.69%        139,557         1,982     5.70%
                                                    ------------  -----------               -----------    ----------
      Total interest-bearing
                deposits ........................        338,797        3,900      4.62%        316,599         3,697     4.68%
Other borrowings ................................         37,594          484      5.16%         21,174           305     5.78%
                                                    ------------  -----------               -----------    ----------
      Total interest-bearing
                liabilities .....................        376,391        4,384      4.67%        337,773         4,002     4.75%
                                                                  -----------                              ----------
Non-interest bearing liabilities:
    Demand deposits .............................         44,918                                 40,847
    Other liabilities ...........................          3,343                                  3,335
                                                    ------------                            -----------
      Total liabilities .........................        424,652                                381,955
Stockholders' equity ............................         48,564                                 43,699
                                                    ------------                            -----------
Total liabilities and

    stockholders' equity ........................   $    473,216                            $   425,654
                                                    ============                            ===========

Net interest income .............................                 $     5,101                              $    4,785
                                                                  ===========                              ==========

Interest rate spread ............................                                  4.00%                                  4.09%
Interest expense as a percent
    of average earning assets ...................                                  4.01%                                  4.03%
Net interest margin .............................                                  4.66%                                  4.81%





                                                    --------------------------------------
                                                                        1994
                                                       ----------------------------------
                                                                     Interest
                                                          Average      Income/     Yield/
                                                          Balance     Expense      Rate
                                                       -----------  ----------  ---------
Assets:
Securities:
    Taxable .....................................      $    70,111       1,085      6.21%
    Tax-exempt(1) ...............................           50,875       1,029      8.11%
                                                       -----------  ----------
      Total securities ..........................          120,986       2,114      7.01%
Loans, net ......................................          234,591       5,119      8.75%
Federal funds sold ..............................            3,463          33      3.82%
Interest-bearing deposits
   in other banks ...............................              965          18      7.48%
                                                       -----------  ----------
     Total earning assets .......................          360,005       7,284      8.12%
Allowance for loan losses .......................           (3,520)
Total non-earning assets ........................           26,646
                                                       -----------
Total assets ....................................      $   383,131
                                                       ===========

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
    Checking ....................................           43,372         244      2.26%
    Regular savings .............................           37,729         486      5.17%
    Money market savings ........................           59,371         484      3.27%
Certificates of deposit:
    $100,000 and over ...........................           25,873         265      4.11%
    Under $100,000 ..............................          120,980       1,158      3.84%
                                                       -----------  ----------
      Total interest-bearing
                deposits ........................          287,325       2,637      3.72%
Other borrowings ................................           14,730         136      3.74%
                                                       -----------  ----------
      Total interest-bearing
                liabilities .....................          302,055       2,773      3.72%
                                                                    ----------
Non-interest bearing liabilities:
    Demand deposits .............................           37,223
    Other liabilities ...........................            3,336
                                                       -----------
      Total liabilities .........................          342,614
Stockholders' equity ............................           40,517
                                                       -----------
Total liabilities and

    stockholders' equity ........................      $   383,131
                                                       ===========

Net interest income .............................                   $    4,511
                                                                    ==========

Interest rate spread ............................                                   4.39%
Interest expense as a percent
    of average earning assets ...................                                   3.12%
Net interest margin .............................                                   5.08%


                          UNION BANKSHARES CORPORATION
            Average Balances, Income and Expenses, Yields and Rates
                           (Taxable Equivalent Basis)
                           Six Months Ended June 30,




                                             ------------------------------------------------------------------------------------
                                                                1996                                      1995
                                             ---------------------------------------   ------------------------------------------
                                                              Interest                                  Interest
                                              Average          Income/      Yield/      Average          Income/         Yield
                                              Balance          Expense       Rate       Balance          Expense          Rate
                                             ----------      ----------   ----------   ----------      ----------      ----------
                                                                               (Dollars in thousands)
Assets:
Securities:
  Taxable..................................  $   66,029      $    2,032      6.22%     $   68,438      $    2,217          6.53%
  Tax-exempt (1)...........................      61,093           2,530      8.37%         50,227           2,148          8.62%
                                             ----------      ----------                ----------      ----------
     Total securities......................     127,121           4,562      7.26%        118,665           4,365          7.42%
Loans, net.................................     304,336          14,288      9.49%        269,668          12,777          9.55%
Federal funds sold.........................       3,229              82      5.14%          5,138             153          6.00%
Interest-bearing deposits
 in other banks............................         579              13      4.54%            558              16          5.78%
                                             ----------      ----------                ----------      ----------
   Total earning assets....................     435,266          18,945      8.80%        394,029          17,311          8.86%
Allowance for loan losses..................      (3,890)              -                    (3,785)
Total non-earning assets...................      36,636               -                    29,483
                                             ----------                                ----------
Total assets...............................  $  468,011                                $  419,727
                                             ==========                                ==========
Liabilities & Stockholders' Equity:
Interest-bearing deposits:
  Checking.................................      41,293             528      2.59%         38,667             548          2.86%
  Regular savings..........................      46,926             839      3.62%         46,062             902          3.95%
  Money market savings.....................      53,837             885      3.32%         58,820           1,013          3.47%
Certificates of deposit:
  $100,000 and over........................      39,969           1,124      5.69%         34,155             918          5.42%
  Under $100,000...........................     154,255           4,459      5.85%        133,793           3,589          5.41%
                                             ----------      ----------                ----------      ----------
     Total interest-bearing
       deposits............................     336,279           7,835      4.71%        311,497           6,970          4.51%
Other borrowings...........................      36,485             867      4.81%         22,504             654          5.86%
                                             ----------      ----------                ----------      ----------
     Total interest-bearing
       liabilities.........................     372,763           8,702      4.72%        334,001           7,624          4.60%
                                                             ----------                                ----------
Non-interest bearing liabilities:
  Demand deposits..........................      43,953                                    39,734
  Other liabilities........................       3,137                                     3,318
                                             ----------                                ----------
     Total liabilities.....................     418,853                                   377,053
Stockholders' equity.......................      48,159                                    42,674
                                             ----------                                ----------
Total liabilities and
 stockholders' equity......................  $  468,011                                $  419,727
                                             ==========                                ==========
Net interest income........................                  $   10,243                                $    9,687
                                                             ==========                                ==========
Interest rate spread.......................                                  4.08%                                         4.26%
Interest expense as a percent
 of average earning assets.................                                  4.04%                                         3.90%
Net interest margin........................                                  4.76%                                         4.97%







                                             ---------------------------------------
                                                                1994
                                             ---------------------------------------
                                                              Interest
                                              Average          Income/      Yield/
                                              Balance          Expense       Rate
                                             ----------      ----------   ----------
Assets:
Securities:
  Taxable..................................  $   69,616      $    2,161      6.26%
  Tax-exempt (1)...........................      50,560           2,129      8.49%
                                             ----------      ----------
     Total securities......................     120,176           4,290      7.20%
Loans, net.................................     232,410           9,993      8.67%
Federal funds sold.........................       3,812              67      3.54%
Interest-bearing deposits
 in other banks............................         662              25      7.62%
                                             ----------      ----------
   Total earning assets....................     357,060          14,375      8.12%
Allowance for loan losses..................      (3,459)
Total non-earning assets...................      26,556
                                             ----------
Total assets...............................  $  380,157
                                             ==========
Liabilities & Stockholders' Equity:
Interest-bearing deposits:
  Checking.................................      43,262             480      2.24%
  Regular savings..........................      37,377             783      4.22%
  Money market savings.....................      59,539             952      3.22%
Certificates of deposit:
  $100,000 and over........................      26,212             528      4.06%
  Under $100,000...........................     121,002           2,512      4.19%
                                             ----------      ----------
     Total interest-bearing
       deposits............................     287,392           5,255      3.69%
Other borrowings...........................      14,271             231      3.26%
                                             ----------      ----------
     Total interest-bearing
       liabilities.........................     301,663           5,486      3.67%
                                                             ----------
Non-interest bearing liabilities:
  Demand deposits..........................      35,465
  Other liabilities........................       2,968
                                             ----------
     Total liabilities.....................     340,096
Stockholders' equity.......................      40,061
                                             ----------
Total liabilities and
 stockholders' equity......................  $  380,157
                                             ==========
Net interest income........................                  $    8,889
                                                             ==========
Interest rate spread.......................                                  4.45%
Interest expense as a percent
 of average earning assets.................                                  3.10%
Net interest margin........................                                  5.03%


The following table presents the Company's interest sensitivity position at June 30, 1996. This one-day position, which is continually changing, is not necessarily indicative of the Company's position at any other time.


                                                           Interest Sensitivity Analysis
                                                                   June 30, 1996

                                         ----------------------------------------------------------------
                                           Within       90-365          1-5          Over
                                          90 Days        Days          Years       5 Years        Total
                                         -----------  ------------  ------------  ----------   -----------
                                                                  (In thousands)
Earning Assets:
    Loans, net of unearned income (3)... $    72,348  $     59,949  $    117,822  $   62,688   $  312,807
    Investment securities...............         400           517         4,941         840        6,698
    Securities available for sale.......       6,289         2,181        30,239      82,511      121,220
    Federal funds sold..................       2,808             -             -           -        2,808
    Other short-term investments........         418             -             -           -          418
                                         -----------  ------------  ------------  -----------  -----------
    Total earning assets................      82,263        62,647       153,002      146,039     443,951
                                         -----------  ------------  ------------  -----------  -----------

Interest-Bearing Liabilities:
    Interest checking (2)...............           -             -        42,488            -      42,488
    Regular savings (2).................           -         1,978        47,472            -      49,450
    Money market savings................      25,103             -        26,274            -      51,377
    Certificates of deposit:
       $100,000 and over................      10,047        13,898        17,386            -      41,331
       Under $100,000...................      22,628        69,699        62,450            -     154,777
    Short-term borrowings...............      18,267        11,660             -            -      29,927
    Long-term borrowings................          75            75        10,600          450      11,200
                                         -----------  ------------  ------------  -----------  -----------
    Total interest-bearing
       liabilities......................      76,120        97,310       206,670          450     380,550
                                         ----------------------------------------------------------------
    Period gap..........................       6,143       (34,663)      (53,668)     145,589
    Cumulative gap...................... $     6,143  $    (28,520) $    (82,188  $    63,401  $   63,401
                                         ===========  ============  ============  ===========  ==========
    Ratio of cumulative gap to
       total earning assets.............        1.38%        -6.42%       -18.51%       14.28%
                                         ===========  ============  ============  ===========


                                             Balance Sheet Totals
                                         ---------------------------
                                            Total       Difference
                                         ---------------------------


Earning Assets:
    Loans, net of unearned income (3)...    313,490     683 Non-accrual loans
    Investment securities...............      6,698       -
    Securities available for sale.......    121,220       - includes $1119 UBSH
                                                            securities
    Federal funds sold..................      2,808       -
    Other short-term investments........        418       -
                                         ----------
    Total earning assets................    444,634     683
                                         ----------       -
                                                          -
Interest-Bearing Liabilities:                             -
    Interest checking (2)...............     42,448       -
    Regular savings (2).................     49,450       -
    Money market savings................     51,377       -
    Certificates of deposit:                              -
       $100,000 and over................     41,331       -
       Under $100,000...................    154,777       -
    Short-term borrowings...............     29,927       -
    Long-term borrowings................     11,200       -
                                         ----------       -
    Total interest-bearing                                -
       liabilities......................    380,550       -

    Period gap..........................
    Cumulative gap......................

    Ratio of cumulative gap to
       total earning assets.............


(1) The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.
(2) The Company has found that interest-bearing checking deposits and regular savings deposits are not sensitive to changes in related market rates and therefore, it has placed them predominantly in the "1-5 Years" column.
(3) Excludes non-accrual loans totaling $545

Provision for Possible Loan Losses

      The provision for possible loan losses totaled $150,000 for the second quarter of both 1996 and 1995. Provisions for the first six months of 1996 and 1995 totaled $231,000 and $300,000, respectively. These provisions reflect recoveries of $283,000 on loans previously charged off, including approximately $230,000 related to a single real estate loan. It is also reflective of the performance of the loan portfolio and management's assessment of the credit risk in the portfolio. (See Asset Quality)


Non-Interest Income

      Non-interest income for the second quarter of 1996 totaled $866,000, up from $577,000 a year ago. Non-interest income for the first six months of 1996 totaled $1.43 million, up from $1.04 million in 1995. This increase is due principally to the increases in income from service fees on deposit accounts, increased brokerage commissions and additional fee income on mortgage loans originated for the secondary market. Fees generated by the Company's brokerage subsidiary increased by $104,000 over 1995 levels. Management continues to seek additional sources of non-interest income, including increased emphasis on its credit card operations, mortgage banking activities and discount brokerage services.


Non-Interest Expense

      Non-interest expense increased by 2.17% for the second quarter of 1996, totaling $3.1 million as compared to $3.04 million for the quarter ended June 30, 1995. Personnel costs comprised much of this change, increasing approximately 10.0% over the second quarter of 1995, consistent with the loan and asset growth for the same period of 13.6% and 11.1%, respectively.

      Much of this cost is attributable to infrastructure associated with the development and introduction of new products and delivery systems, which are expected to enhance future earnings through increased revenue and/or improved efficiencies. The Company continues to stress budgetary expense controls and operates at considerably more efficient levels than its peers, as measured by the efficiency ratio (ratio of non-interest expenses to net interest income plus non-interest income). For the second quarter of 1996 the Company's efficiency ratio was 55.8%.


Financial Condition

      Total assets as of June 30, 1996 were $481.7 million, an increase of 5.0% from $458.7 million at December 31, 1995 and 11.1% from $433.6 million at June 30, 1995. Asset growth continued to be fueled by strong loan demand, as loans totaled $ 313.5 million at June 30, 1996, an increase of 6.6% from $294.1 million at December 31, 1995, and 13.6% from $275.9 million at June 30, 1995. Stockholders' equity totaled $51.0 million at June 30, 1996 which represents a book value of $ 15.49 per share.

      Deposit growth, though outpaced by loan growth, remained steady. Total deposits at June 30, 1996 were $386.9 million, up 3.4% from December 31, 1995 and 7.7% from $359.2 million a year earlier. Other borrowings totaled $41.1 million a 27.0% increase over $32.4 million at the end of 1995 and a 60.2% increase from $25.7 million at June 30, 1995. The Company continues to utilize other borrowings to supplement deposit growth and, periodically, in wholesale leverage transactions.

      Continued competition for deposits, particularly as it impacts certificate of deposit rates, is reflected in the deposit mix. Management's focus on increasing lower costs deposit products has resulted in improved growth in those products, including non-interest bearing demand deposits and savings accounts. Increased competition for funds, particularly by non-banks, continues to contribute to a narrowing of the net interest margin which has been largely offset by increases in the volume of earning assets.


Asset Quality

      The allowance for credit losses is an estimate of an amount adequate to provide for potential losses in the loan portfolio. The level of credit losses is affected by general economic trends as well as conditions affecting individual borrowers. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take in to account such factors as the methodology used to calculate the allowance and comparison to peer groups.

      The allowance for loan losses totaled $3.95 million at June 30, 1996 or 1.26% of total loans, as compared to 1.28% at December 31, 1995 and 1.39% at June 30, 1995. Non-performing assets of $4.5 million included foreclosed properties of $3.6 million at June 30, 1996. The increase from the prior year is principally due to the addition of a single property comprising over 1800 acres in King George County and carried at $1.9 million.

                                      June 30   December 31,     June 30,
                                       1996        1995            1995
                                      -----        ----            ----
      Non-accrual loans              $   795    $   596         $   373
      Foreclosed properties            3,748      3,288           1,488
                                      ------      -----          ------
      Non-performing assets          $ 4,543    $ 3,884         $ 1,861
                                      ======     ======          ======

      Allowance for loan losses      $ 3,952    $ 3,757         $ 3,833
      Allowance as % of total loans     1.26%      1.28%           1.39%
      Non-performing assets to loans
           and foreclosed properties    1.43%      1.31%            .67%

Capital Resources

      Capital resources represent funds, earned or obtained, over which financial institutions can exercise greater or longer control in comparison with deposits and borrowed funds. The adequacy of the Company's capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Company's resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

      The Federal Reserve, along with the Comptroller of the Currency and the Federal Deposit Insurance Corporation, has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity and retained earnings, less certain goodwill items.

At June 30, 1996, the Company's ratio of total capital to risk-weighted assets was 15.77% and its ratio of Tier 1 capital to risk-weighted assets was 14.61%. Both ratios exceed the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at June 30, 1996 (dollars in thousands):

      Tier 1 capital                                 $  50,996
      Tier 2 capital                                 $   3,953
      Total risk-based capital                       $  54,949
      Total risk-weighted assets                     $ 349,938

      Capital Ratios:
           Tier 1 risk-based capital ratio               14.28%
           Total risk-based capital ratio                15.70%
           Leverage ratio (Tier I capital to
                average adjusted total assets)           10.65%
           Equity to assets ratio                        10.67%

      The Company's book value per share at June 30, 1996 was $15.48. Dividends to stockholders are typically declared and paid semi-annually in June and December.

Liquidity

      Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through Federal funds lines with several regional banks and a line of credit with the Federal Home Loan Bank. Management considers the Company's overall liquidity to be sufficient to satisfy its depositors' requirements and to meet its customers' credit needs.

      At June 30, 1996, cash, interest-bearing deposits in other banks, federal funds sold, securities available for sale and loans maturing or repricing in one year were 62.7% of total earning assets. At June 30, 1996 approximately $138.3 million or 44.2% of total loans would mature or reprice within the next year. The Company utilizes federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, in addition to deposits, to fund the growth in its loan portfolio, and to fund securities purchases.

                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         (a) No Form 8-K was required to be filed during the most recently completed quarter.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Union Bankshares Corporation
                                             (Registrant)


      August 13, 1996               /s/  G. William Beale
           (Date)                   G. William Beale,
                                    President, Chief Executive Officer
                                    and Director

        August 13, 1996               /s/  D. Anthony Peay
      -----------------------       ---------------------
           (Date)                   D. Anthony Peay,
                                    Vice President and Chief Financial Officer

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                               Index to Exhibits
                           Form 10-Q / June 30, 1996


Exhibit
 No.        Description

2        Plan of acquisition, reorganization, arrangement,
              liquidation or succession  -                      Not Applicable

4        Instruments defining the rights of security holders,
              including indentures                              Not Applicable

10       Material contracts                                     Not Applicable

11       Statement re: computation of per share earnings        Not Applicable

15       Letter re: unaudited interim financial
         information                                            Not Applicable

18       Letter re: change in accounting principles             Not Applicable

19       Previously unfiled documents                           Not Applicable

20       Report furnished to security holders                   Not Applicable

22       Published report re: matters submitted to
         vote of security holders                               None

23       Consents of experts and counsel                        Not Applicable

24       Power of Attorney                                      Not Applicable

99       Additional Exhibits                                    None