Form 10-Q
period 1996-09-30
UNION BANKSHARES CORP
filed 1996-11-15
CIK 883948

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

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

      As of September 30, 1996, Union Bankshares Corporation had 3,562,849 shares of Common Stock outstanding.

                          UNION BANKSHARES CORPORATION
                                    FORM 10-Q
                               September 30, 1996

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1.    Financial Statements

      Consolidated Balance Sheets as of September 30, 1996
           and December 31, 1995...........................................  1

      Consolidated Statements of Income for the
           three and nine months ended September 30, 1996 and 1995.......... 2

      Consolidated Statements of Cash Flows for the
           three and nine months ended September 30, 1996 and 1995.......... 3

      Notes to Consolidated Financial Statements............................ 4

Item 2 - Management's Discussion and Analysis of

               Financial Condition and Results of  Operations............. 5-11

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K................................... 12

Signatures.................................................................. 12

Index to Exhibits........................................................... 13

 PART 1 - FINANCIAL INFORMATION

 Item 1.     Financial Statements


                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)

                                                                                   September 30,  December 31,
                                                                                     1996            1995
                                                                                     ----            ----
 ASSETS
--------
 Cash and cash equivalents:
      Cash and due from banks                                                   $      17,876  $         15,253
      Interest-bearing deposits in other banks                                          1,264               124
      Federal funds sold                                                                5,734             2,650
                                                                                  ------------   --------------

             Total cash and cash equivalents                                           24,874            18,027
                                                                                  ------------   --------------

 Securities available for sale, at fair value                                         132,611           126,401
 Investments securities,

      fair value of $7,140 and $9,533, respectively                                     6,228            15,132
                                                                                  ------------   --------------
             Total securities                                                         138,839           141,533
                                                                                  ------------   --------------

 Loans, net of unearned income                                                        351,376           327,132
      Less allowance for loan  losses (note 2)                                          4,309             4,060
                                                                                  ------------   --------------

             Net loans                                                                347,067           323,072
                                                                                  ------------   --------------

 Bank premises and equpiment, net                                                      13,881            10,203
 Other real estate owned                                                                4,059             3,620
 Other assets                                                                          11,725             8,919
                                                                                  ------------   --------------

             Total assets                                                       $     540,445  $        505,374
                                                                                  ============   ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Non-interest-bearing demand deposits                                           $      62,971  $         49,905
 Interest-bearing deposits:

      Savings accounts                                                                 58,723            55,889
      NOW accounts                                                                     43,387            43,046
      Money market accounts                                                            53,519            56,147
      Time deposits of $100,000 and over                                               43,244            46,506
      Other time deposits                                                             177,558           164,262
                                                                                  ------------   --------------

             Total interest-bearing deposits                                          376,431           365,850
                                                                                  ------------   --------------

             Total deposits                                                           439,402           415,755
                                                                                  ------------   --------------

 Short-term borrowings                                                                 28,850            31,108
 Long-term borrowings                                                                  11,125             1,275
 Other liabilities                                                                      3,886             3,553
                                                                                  ------------   --------------

             Total liabilities                                                        483,263           451,691
                                                                                  ------------   --------------
 Stockholders' equity:

      Common stock, $4 par value.  Authorized 12,000,000 shares;

          issued and outstanding, 3,567,049 shares                                     14,251            14,248
      Surplus                                                                              84                66
      Retained earnings                                                                43,414            38,722
      Unrealized gains (losses) on securities available for sale, net of taxes           (567)              647
                                                                                  ------------   --------------

             Total stockholders' equity                                                57,182            53,683
                                                                                  -----------    --------------
 Commitments and contingencies

             Total liabilities and stockholders' equity                         $     540,445   $       505,374
                                                                                 ============    ==============




 See accompanying notes to consolidated financial statements.

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
                             (Dollars in thousands)

                                                   Quarter ended        Nine Months Ended
                                                   September 30,          September 30,
                                                  1996       1995         1996      1995
Interest income:
  Interest and fees on loans                   $  8,216    $  7,591    $ 24,046   $ 21,819
  Interest on securities:
    U.S. Treasury securities                        225         265         320        372
    Obligations of U.S. Government
      agencies and corporations                     686         841       2,476      2,907
    Obligations of states and political             869         841       2,707      2,438
    Other securities                                342         124         631        364
  Interest on Federal funds sold                     95          97         239        257
  Interest on interest-bearing deposits              23          11          27         27
                                                 ------       -----      ------     ------
        Total interest income                    10,456       9,770      30,446     28,184
                                                 ------      ------      ------     ------

Interest expense:
  Interest on deposits                            4,395       4,249      13,047     11,980
  Interest on other borrowings                      583         386       1,450      1,054
                                                 ------      ------      ------     ------
        Total interest expense                    4,978       4,635      14,497     13,034
                                                 ------      ------      ------     ------
        Net interest income                       5,478       5,135      15,949     15,150

Provision for loan losses (note 2)                  242         249         563        727
                                                 ------      ------      ------     ------
        Net interest income after provision
            for loan losses                       5,236       4,886      15,386     14,423
                                                 ------      ------      ------     ------
Other income:
  Service fees                                      628         525       1,904      1,482
  Gains (losses) on sale of securities                6          19         (97)       (28)
  Gains (losses) on sales of other real
    estate owned and bank premises, net               4          (6)         68        (11)
  Other operating income                            113         124         649        350
                                                 ------      ------      ------     ------
        Total other income                          751         662       2,524      1,793
                                                 ------      ------      ------     ------
Other expenses:
  Salaries and benefits                           1,919       1,763       5,579      5,115
  Occupancy expenses                                197         194         637        538
  Furniture and equipment expenses                  327         245         788        731
  FDIC assessments                                    3         (20)          5        370
  Other operating expenses                        1,250         902       3,441      2,814
                                                 ------      ------      ------     ------
        Total other expenses                      3,696       3,084      10,450      9,568
                                                 ------      ------      ------     ------
Income before income taxes                        2,291       2,464       7,460      6,648
Income tax expense                                  547         625       1,663      1,578
                                                 ------      ------      ------     ------
        Net income                             $  1,744    $  1,839    $  5,797   $  5,070
                                                 ======      ======      ======     ======

Net income per share of common stock           $   0.49    $   0.52    $   1.63   $   1.43
                                                 ======      ======      ======     ======
Cash dividends per share of common stock       $    -      $    -      $   0.30   $   0.28
                                                 ======      ======      ======     ======

See accompanying notes to consolidated financial statements.

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                 Nine Months Ended September 30, 1996 and 1995
                             (Dollars in thousands)



                                                                          1996            1995
                                                                          ----            ----
Operating activities:

    Net income                                                      $        5,797  $        5,070
    Adjustments to reconcile net income to net cash and
       cash equivalents provided by operating activities:
          Depreciation of bank premises and equipment                          645             684
          Amortization of intangibles                                           27              45
          Provision for loan losses                                            563             727
          Losses on sales of securities available for sale                      66              58
          Loss on sale of bank premises and other real estate owned              1              11
          (Increase) decrease in other assets                                  538              68
          Decrease (increase) in other liabilities                            (333)            338
                                                                       ------------    ------------

                 Net cash and cash equivalents provided

                     by operating activities                                 7,304           7,001
                                                                       ------------    ------------

Investing activities:

    Net decrease (increase) in securities                                    2,760          (6,515)
    Net increase in loans                                                  (24,558)        (24,936)
    Acquisition of bank premises and equipment                              (3,740)         (1,817)
    Proceeds from sales of bank premises and other real estate owned           106             286
                                                                       ------------    ------------

                 Net cash and cash equivalents used in

                     investing activities                                  (25,432)        (32,982)
                                                                       ------------    ------------

Financing activities:

    Net increase (decrease) in non-interest-bearing deposits                13,066            (506)
    Net increase in interest-bearing deposits                               10,581          23,978
    Net  increase in short-term borrowings                                  (2,258)          8,039
    Repayment of long-term borrowings                                         (150)           (150)
    Cash dividends paid                                                       (858)           (917)
    Issuance of shares under option plan                                         -               -
                                                                       ------------    ------------

                 Net cash and cash equivalents provided by

                     financing activities                                   20,381          30,455
                                                                       ------------    ------------

Increase in cash and cash equivalents                                        2,253           4,474
Cash and cash equivalents at beginning of period                            15,623          19,416
                                                                       ------------    ------------

Cash and cash equivalents at end of period                          $       17,876  $       23,890
                                                                       ============    ============





See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 1996

1.   ACCOUNTING POLICIES

      The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

      The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

      These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders. Certain previously reported amounts have been reclassified to conform to current period presentation.

2.   ALLOWANCE FOR LOAN LOSSES

      The following summarizes activity in the allowance for loan losses for the nine months ended September 30, (in thousands):

                                                           1996        1995
                                                           ----        ----
           Balance,  January 1                            $ 4,060     $4,112
           Provisions charged to operations                   563        727
           Recoveries credited to allowance                   363        172
           Loans charged off                                 (677)      (617)
                                                           -------    ------
           Balance, September 30                           $ 4,309    $4,394
                                                           =======    ======



3.    EARNINGS PER SHARE

      Earnings per share outstanding has been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 3,567,049 and 3,543,901 for the three months ended September 30, 1996 and 1995, respectively and 3,563,953 and 3,540,993 for the nine months ended September 30, 1996 and 1995, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

      Union Bankshares Corporation (the "Company") is a multi-bank holding company organized under Virginia law which provides financial services through its wholly-owned subsidiaries, Union Bank & Trust Company, Northern Neck State Bank, King George State Bank and Union Investment Services, Inc. The three subsidiary banks, Union Bank & Trust Company, Northern Neck State Bank and King George State Bank, are full service retail commercial banks offering a wide range of banking and related financial services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage and consumer loans. Union Investment Services, Inc., is a full service discount brokerage company which offers a full range of investment services, and sells mutual funds, bonds and stocks.

      The Company's primary trade area stretches from Fredericksburg, south to Hanover County and east to the Northern Neck area of Virginia. The Corporate Headquarters are located in Bowling Green, Virginia. Through its banking subsidiaries, the Company operates 17 branches in its primary trade area. In September 1996, Union Bank & Trust Company opened its second in-store branches in a FasMart convenience store in Spotsylvania County. In addition in October 1996, Northern Neck State Bank opened a branch located in a WalMart Superstore in Tappahannock, Virginia. Management feels in-store branching supplements its existing branch network, providing increased accessibility for its customers and a competitive advantage for the Company.

      On September 1, 1996, the Company consumated its previously-announced affiliation with King George State Bank, Inc. King George State Bank is a $50 million bank located in King George, Virginia adjacent to and encompassing certain of the markets currently served by the Company. The Company exchanged
5.5 shares of its common stock for each outstanding share of King George State Bank, Inc. stock. This transaction has been accounted for as a pooling of interest with prior period financial results adjusted accordingly.

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

Results of Operations

      Net income for the third quarter of 1996 was $1.7 million, down slightly from $1.8 million for the same period in 1995. Earnings per share amounted to $.49 in the third quarter of 1996 as compared to to $.52 in the third quarter of

1995. The Company's annualized return on assets for the third quarter of 1996 was 1.31% as compared to 1.46% a year ago. The Company's annualized return on equity totaled 12.39% and 14.06% for the three months ended September 30, 1996 and 1995, respectively.

      Net income for the first nine months of 1996 totaled $5.8 million, up 14.3% from the same period in 1995. Earnings per share increased from $1.43 in the first nine months of 1995 to $1.63 in 1996. The Company's annualized return on assets for the first nine months of 1996 was 1.47% as compared to 1.46% a year ago. The Company's annualized return on equity totaled 13.96% and 14.66% for the nine months ended September 30, 1996 and 1995, respectively. Despite strong asset and capital growth, these performance ratios remain strong performance ratios by industry and peer standards.

      Net income for the first nine months of 1996 reflects the continued competition for funds in the industry and increases in certain growth-related and infrastructure costs. Management expects increasing returns on these infrastructure costs through the development of new products and delivery systems. Such developments include "supermarket" branching, telephone banking, check cards, a credit card agency program and enhanced mortgage lending.

Net Interest Income

      Net interest income on a tax-equivalent basis for the third quarter of 1996 increased by 7.9% to $5.9 million from $5.5 million for the same period a year ago. By managing its interest rate spread and increasing the volume of earning assets over interest-bearing liabilities, the Company has been able to maintain a strong net interest margin. Average earning assets during the third quarter of 1996 increased by $36.6 million to $494.9 million from the third quarter of 1995, while average interest-bearing liabilities grew by $33.5 million to $421.6 million over this same period. This additional growth in net earning assets was accomplished principally through continued strong loan demand over the last year. The industry has generally experienced steady, but slower, loan demand which, combined with increased competition for deposits, has led to a compression of interest margins. The Company's yield on average earning assets was down slightly at 8.74% from 8.76% a year ago, while its cost of average interest-bearing liabilities also decreased slightly from 4.74 % to 4.68%.

                          UNION BANKSHARES CORPORATION
            Average Balances, Income and Expenses, Yields and Rates
                           (Taxable Equivalent Basis)

                        Three Months Ended September 30,




                                                                  ----------------------------------------------
                                                                                             1996
                                                                  ----------------------------------------------
                                                                                           Interest
                                                                       Average              Income/       Yield/
                                                                       Balance              Expense       Rate
                                                                  ------------------   ------------   ----------
                                                                                  (Dollars in thousands)
 Assets:
 Securities:
        Taxable . . . . . . . . . . . . . . . . . . . . .                $   65,692        $ 1,089            6.58%
        Tax-exempt(1) . . . . . . . . . . . . . . . .                        71,695          1,483            8.21%
                                                                  ------------------   ------------
             Total securities . . . . . . . . . . . . .                     137,387          2,572            7.43%
 Loans, net. . . . . . . . . . . . . . . . . . . . . .                      348,841          8,210            9.34%
 Federal funds sold . . . . . . . . . . . . . . . .                           7,482            103            5.46%
 Interest-bearing deposits                                                        -              -
       in other banks . . . . . . . . . . . . . . . . .                       1,187             15            5.01%
                                                                  ------------------   ------------
            Total earning assets . . . . . . . .                            494,897         10,900            8.74%
Allowance for loan losses . . . . . . . . . .                                (4,387)
Total non-earning assets . . . . . . . . .                                   44,812
                                                                  ------------------
Total assets . . . . . . . . . . . . . . . . . . .                        $ 535,322
                                                                  ==================

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
       Checking . . . . . . . . . . . . . . . . . . . .                      48,418            302            2.47%
       Regular savings . . . . . . . . . . . . . . .                         56,738            511            3.57%
       Money market savings . . . . . . . . . .                              53,857            439            3.23%
Certificates of deposit:
       $100,000 and over . . . . . . . . . . . . . .                         50,893            652            5.08%
       Under $100,000 . . . . . . . . . . . . . . .                         171,707          2,483            5.74%
                                                                  ------------------   ------------
            Total interest-bearing
                    deposits . . . . . . . . . . . . . . . .                381,613          4,387            4.56%
Other borrowings . . . . . . . . . . . . . . . . .                           39,986            581            5.76%
                                                                  ------------------   ------------
            Total interest-bearing
                    liabilities . . . . . . . . . . . . . . .               421,599          4,968            4.68%
                                                                                       ------------

Non-interest bearing liabilities:
       Demand deposits . . . . . . . . . . . . . .                           54,732
       Other liabilities . . . . . . . . . . . . . . . .                      4,391
                                                                  ------------------
            Total liabilities . . . . . . . . . . . . .                     480,722
Stockholders' equity . . . . . . . . . . . . . .                             54,600
                                                                  ------------------
Total liabilities and
       stockholders' equity . . . . . . . . . . .                         $ 535,322
                                                                  ==================

Net interest income . . . . . . . . . . . . . .                                             $5,932
                                                                                       ============

Interest rate spread . . . . . . . . . . . . . . .                                                            4.06%
Interest expense as a percent
       of average earning assets . . . . . . . . .                                                            3.98%
Yield on earning assets . . . . . . . . . . . . . . .                                                         4.76%

(1) Income and yields are reported on a taxable equivalent basis.
Yield on total assets . . . . . . . . . . . . . . . . .                                                       4.40%


                          UNION BANKSHARES CORPORATION
            Average Balances, Income and Expenses, Yields and Rates
                           (Taxable Equivalent Basis)
                        Three Months Ended September 30,
                                  (continued)




                                                                 -------------------------------------------------
                                                                                           1995
                                                                  ------------------------------------------------
                                                                                         Interest
                                                                       Average           Income/          Yield/
                                                                       Balance           Expense          Rate
                                                                  -------------    -----------------   -----------
                                                                              (Dollars in thousands)
 Assets:
 Securities:
        Taxable . . . . . . . . . . . . . . . . . . . . .          $    74,985        $       1,198         6.34%
        Tax-exempt(1) . . . . . . . . . . . . . . . .                   62,114                1,234         7.88%
                                                                  -------------    -----------------
             Total securities . . . . . . . . . . . . .                137,099                2,432         7.04%
 Loans, net. . . . . . . . . . . . . . . . . . . . . .                 315,593                7,595         9.55%
 Federal funds sold . . . . . . . . . . . . . . . .                      5,347                   97         7.20%
 Interest-bearing deposits                                                                        -
       in other banks . . . . . . . . . . . . . . . . .                    274                    8        11.58%
                                                                  -------------    -----------------
            Total earning assets . . . . . . . .                       458,313               10,132         8.77%
Allowance for loan losses . . . . . . . . . .                           (4,454)
Total non-earning assets . . . . . . . . .                              35,935
                                                                  -------------
Total assets . . . . . . . . . . . . . . . . . . .                  $  489,794
                                                                  =============

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
       Checking . . . . . . . . . . . . . . . . . . . .                 43,179                  288         2.65%
       Regular savings . . . . . . . . . . . . . . .                    56,304                  525         3.70%
       Money market savings . . . . . . . . . .                         57,163                  482         3.35%
Certificates of deposit:
       $100,000 and over . . . . . . . . . . . . . .                    42,000                  608         5.74%
       Under $100,000 . . . . . . . . . . . . . . .                    161,978                2,346         5.75%
                                                                  -------------    -----------------
            Total interest-bearing
                    deposits . . . . . . . . . . . . . . . .           360,624                4,249         4.67%
Other borrowings . . . . . . . . . . . . . . . . .                      27,446                  386         5.58%
                                                                  -------------    -----------------
            Total interest-bearing
                    liabilities . . . . . . . . . . . . . . .          388,070                4,635         4.74%
                                                                                   -----------------

Non-interest bearing liabilities:
       Demand deposits . . . . . . . . . . . . . .                      48,179
       Other liabilities . . . . . . . . . . . . . . . .                 4,094
                                                                  -------------
            Total liabilities . . . . . . . . . . . . .                440,343
Stockholders' equity . . . . . . . . . . . . . .                        49,451
                                                                  -------------
Total liabilities and
       stockholders' equity . . . . . . . . . . .                   $  489,794
                                                                  =============

Net interest income . . . . . . . . . . . . . .                                         $     5,497
                                                                                   =================

Interest rate spread . . . . . . . . . . . . . . .                                                          4.03%
Interest expense as a percent
       of average earning assets . . . . . . . . .                                                          4.01%
Yield on earning assets . . . . . . . . . . . . . . .                                                       4.76%

(1) Income and yields are reported on a taxable equivalent basis.
Yield on total assets . . . . . . . . . . . . . . . . .                                                     4.45%


                          UNION BANKSHARES CORPORATION
            Average Balances, Income and Expenses, Yields and Rates
                           (Taxable Equivalent Basis)
                        Three Months Ended September 30,
                                  (continued)




                                                                 -------------------------------------------------------------
                                                                                                    1994
                                                                       -------------------------------------------------------
                                                                                                  Interest
                                                                             Average              Income/               Yield/
                                                                            Balance               Expense               Rate
                                                                       ------------------    -----------------    ------------

 Assets:
 Securities:
        Taxable . . . . . . . . . . . . . . . . . . . . .               $     70,166         $      1,075               6.08%
        Tax-exempt(1) . . . . . . . . . . . . . . . .                         60,585                1,172               7.67%
                                                                        -------------    -----------------
             Total securities . . . . . . . . . . . . .                      130,751                2,247               6.82%
 Loans, net. . . . . . . . . . . . . . . . . . . . . .                       272,365                6,105               8.89%
 Federal funds sold . . . . . . . . . . . . . . . .                            3,784                   47               4.93%
 Interest-bearing deposits
       in other banks . . . . . . . . . . . . . . . . .                          666                    5               2.98%
                                                                   ------------------    -----------------
            Total earning assets . . . . . . . .                             407,566                8,404               8.18%
Allowance for loan losses . . . . . . . . . .                                 (3,918)
Total non-earning assets . . . . . . . . .                                    31,219
                                                                   ------------------
Total assets . . . . . . . . . . . . . . . . . . .                        $  434,867
                                                                   ==================

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
       Checking . . . . . . . . . . . . . . . . . . . .                       47,347                  280               2.35%
       Regular savings . . . . . . . . . . . . . . .                          56,947                  276               1.92%
       Money market savings . . . . . . . . . .                               50,630                  523               4.10%
Certificates of deposit:                                                             -                    -
       $100,000 and over . . . . . . . . . . . . . .                          29,214                   312              4.24%
       Under $100,000 . . . . . . . . . . . . . . .                          131,309                1,709               5.16%
                                                                   ------------------    -----------------
            Total interest-bearing
                    deposits . . . . . . . . . . . . . . . .                 315,447                3,100               3.90%
Other borrowings . . . . . . . . . . . . . . . . .                            16,443                   172              4.15%
                                                                   ------------------    -----------------
            Total interest-bearing
                    liabilities . . . . . . . . . . . . . . .                331,890                3,272               3.91%
                                                                                         -----------------

Non-interest bearing liabilities:
       Demand deposits . . . . . . . . . . . . . .                            53,986
       Other liabilities . . . . . . . . . . . . . . . .                       3,755
                                                                   ------------------
            Total liabilities . . . . . . . . . . . . .                      389,631
Stockholders' equity . . . . . . . . . . . . . .                              45,236
                                                                   ------------------
Total liabilities and
       stockholders' equity . . . . . . . . . . .                         $  434,867
                                                                   ==================

Net interest income . . . . . . . . . . . . . .                                              $      5,132
                                                                                         =================

Interest rate spread . . . . . . . . . . . . . . .                                                                      4.27%
Interest expense as a percent
       of average earning assets . . . . . . . . .                                                                      3.19%
Yield on earning assets . . . . . . . . . . . . . . .                                                                   5.00%

(1) Income and yields are reported on a taxable equivalent basis.
Yield on total assets . . . . . . . . . . . . . . . . .                                                                 4.68%


The following table presents the Company's interest sensitivity position at September 30, 1996. This one-day position, which is continually changing, is not necessarily indicative of the Company's position at any other time.

                                                                         Interest Sensitivity Analysis
                                                                               September 30, 1996
                                                -----------------------------------------------------------------
                                                   Within          90-365       1-5         Over
                                                  90 Days           Days       Years       5 Years       Total
                                                -------------   ----------   ----------   ----------   ----------
                                                                          (In thousands)
Earning Assets:
    Loans, net of unearned income (3) .           $ 104,782      $  50,497    $ 130,226    $  65,713    $ 351,218
    Investment securities . . . . . . .                 100            624        4,614          890        6,228
    Securities available for sale  . . .              4,544          6,917       40,044       81,106      132,611
    Federal funds sold . . . . . . . . .              5,734            --           --           --         5,734
    Other short-term investments . . . .              1,264            --           --           --         1,264
                                                  ---------      ---------    ---------    ---------    ---------

    Total earning assets . . . . . . . .            116,424         58,038      174,884      147,709      497,055
                                                  ---------      ---------    ---------    ---------    ---------

Interest-Bearing Liabilities:
    Interest checking (2) . . . . . . .                --              624       49,008         --         49,632
    Regular savings (2) . . . . . . . .                --            7,015       51,708         --         58,723
    Money market savings . . . . . . . .             47,519            259        1,038        6,000       54,816
    Certificates of deposit:                           --              --           --           --
        $100,000 and over . . . . . . .              12,916         19,234       17,846         --         49,996
        Under $100,000 . . . . . . . . .             24,642         81,794       64,371         --        170,807
    Short-term borrowings  . . . . . . .             18,541         10,309         --           --         28,850
    Long-term borrowings . . . . . . . .                 --            150       10,600          375       11,125
                                                    -------      ---------    ---------    ---------    ---------
    Total interest-bearing
       liabilities . . . . . . . . . .              103,618        119,385      194,571        6,375      423,949
                                                                                                        ---------

    Period gap . . . . . . . . . . . . .             12,806        (61,347)     (19,687)     141,334
    Cumulative gap . . . . . . . . . . .           $ 12,806      $ (48,541)   $ (68,228)   $  73,106    $  73,106
                                                  =========      =========    =========    =========    =========

    Ratio of cumulative gap to
        total earning assets . . . . . .               2.58%         -9.77%      -13.73%       14.71%
                                                  =========      =========    =========    =========


(1) The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.

(2) The Company has found that interest-bearing checking deposits and regular savings deposits are not sensitive to changes in related market rates and therefore, it has placed them predominantly in the "1-5 Years" column.

(3) Excludes non-accrual loans

Provision for Possible Loan Losses

      The provision for possible loan losses totaled $242,000 for the third quarter of 1996, down slightly from $249,000 for the thrid quarter of 1995. Provisions for the first nine months of 1996 and 1995 totaled $563,000 and $727,000, respectively. These provisions reflect recoveries of $363,000 on loans previously charged off, including approximately $230,000 related to a single real estate loan. It is also reflective of the performance of the loan portfolio and management's assessment of the credit risk in the portfolio. (See Asset Quality)

Non-Interest Income

      Non-interest income for the third quarter of 1996 totaled $751,000, up from $662,000 a year ago. Non-interest income for the first nine months of 1996 totaled $2.5 million, up from $1.8 million in 1995. This increase is due principally to the increases in income from service fees on deposit accounts, increased brokerage commissions and additional fee income on mortgage loans originated for the secondary market. Fees generated by the Company's brokerage subsidiary increased by $126,000 over 1995 levels. Management continues to seek additional sources of non-interest income, including increased emphasis on its credit card operations, mortgage banking activities and discount brokerage services.

Non-Interest Expense

      Non-interest expense increased by 19.8% for the third quarter of 1996, totaling $3.7 million as compared to $3.1 million for the quarter ended September 30, 1995. Personnel costs comprised much of this change, increasing approximately 8.9% over the third quarter of 1995, consistent with the loan and asset growth for the same period of 9.8% and 8.2%, respectively.

      Much of this cost is attributable to infrastructure associated with the development and introduction of new products and delivery systems, which are expected to enhance future earnings through increased revenue and/or improved efficiencies. The Company continues to stress budgetary expense controls and operates at considerably more efficient levels than its peers, as measured by the efficiency ratio (ratio of non-interest expenses to net interest income plus non-interest income). For the third quarter of 1996 the Company's efficiency ratio was 58.4%.

Financial Condition

      Total assets as of September 30, 1996 were $540.4 million, an increase of 6.9% from $505.4 million at December 31, 1995 and 8.2% from $500.0 million at September 30, 1995. Asset growth continued to be fueled by strong loan demand, as loans totaled $351.4 million at September 30, 1996, an increase of 7.4% from $327.1 million at December 31, 1995, and 9.8% from $320.0 million at September 30, 1995. Stockholders' equity totaled $57.2 million at September 30, 1996 which represents a book value of $ 16.05 per share.

      Deposit growth, though outpaced by loan growth, remained steady. Total deposits at September 30, 1996 were $439.4 million, up 2.7% from December 31, 1995 and 6.2% from $413.7 million a year earlier. Other borrowings totaled $40.0 million a 23.4% increase over $32.4 million at the end of 1995 and a 33.9% increase from $29.9 million at September 30, 1995. The Company continues to utilize other borrowings to supplement deposit growth and, periodically, in wholesale leverage transactions.

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

      The allowance for loan losses totaled $4.3 million at September 30, 1996 or 1.23% of total loans, as compared to 1.28% at December 31, 1995 and 1.37% at September 30, 1995. Non-performing assets of $4.5 million included foreclosed properties of $3.6 million at September 30, 1996. The increase from the prior year is principally due to the addition of a single property comprising over 1800 acres in King George County and carried at $1.9 million.

                                 September 30   December 31,  September 30,
                                     1996          1995           1995
                                    -----          ----           ----
  Non-accrual loans               $   477        $   596         $2,087
  Foreclosed properties             4,059          3,288          1,757
                                   ------          -----         ------
  Non-performing assets            $4,536         $3,884         $3,844
                                   ======         ======         ======

  Allowance for loan losses        $4,309         $3,757         $4,394
  Allowance as % of total loans      1.23%          1.28%          1.37%
  Non-performing assets to loans
       and foreclosed properties     1.28%          1.31%          1.37%

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

At September 30, 1996, the Company's ratio of total capital to risk-weighted assets was 16.22% and its ratio of Tier 1 capital to risk-weighted assets was 13.39%. Both ratios exceed the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at September 30, 1996:

      Tier 1 capital                            $  57,482
      Tier 2 capital                            $   4,309
      Total risk-based capital                  $  61,791
      Total risk-weighted assets                $ 380,907

      Capital Ratios:

           Tier 1 risk-based capital ratio          13.39%
           Total risk-based capital ratio           16.22%
           Leverage ratio (Tier I capital to
                average adjusted total assets)       9.50%
           Equity to assets ratio                   10.64%

      The Company's book value per share at September 30, 1996 was $16.05. Dividends to stockholders are typically declared and paid semi-annually in September and December.

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

      At September 30, 1996, cash, interest-bearing deposits in other banks, federal funds sold, securities available for sale and loans maturing or repricing in one year were 61.2% of total earning assets. At September 30, 1996 approximately $155.3 million or 44.2% of total loans would mature or reprice within the next year. The Company utilizes federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, in addition to deposits, to fund the growth in its loan portfolio, and to fund securities purchases.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

    (a) A Form 8-K was filed on September 15, 1996.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Union Bankshares Corporation
                                       (Registrant)

November 14, 1996               s/  G. William Beale
------------------            --------------------------
      (Date)                      G. William Beale,
                                  President, Chief Executive Officer
                                  and Director

November 14, 1996               s/  D. Anthony Peay
------------------            -------------------------------
      (Date)                       D. Anthony Peay,
                                   Vice President and Chief Financial Officer

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES

                                Index to Exhibits

                         Form 10-Q / September 30, 1996

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

                                   13