Form 10-K
period 1996-12-31
UNION BANKSHARES CORP
filed 1997-03-31
CIK 883948

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996     Commission File No. 0-20293

                          UNION BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

      Virginia                                            54-1598552
(State of Incorporation)                          (I.R.S. Employer I.D. No.)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X]  Yes           No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

      The Aggregate Market Value of the Voting Stock Held by Nonaffiliates of the Registrant was $83,126,033 as of February 28, 1997.

      As of February 28, 1997, Union Bankshares Corporation had 3,564,915 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

      (1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated into Part II, Items 6 through 8 of this Form 10-K, and (2) portions of the Proxy Statement for the 1997 annual meeting are incorporated into Part III, Items 10 through 13 of this Form 10-K.

                          UNION BANKSHARES CORPORATION
                                   FORM 10-K
                                     INDEX
                                     -----

                                     PART 1
                                                                        Page
                                                                        ----

Item 1.    Business...................................................    1
Item 2.    Properties.................................................    7
Item 3.    Legal Proceedings..........................................    8
Item 4.    Submission of Matters to a Vote of
               Security Holders.......................................    9

                                    PART II

Item 5.    Market for Registrant's Common Equity and
               Related Stockholder Matters............................    9
Item 6.    Selected Financial Data....................................    10
Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.............................................    10
Item 8.    Financial Statements and Supplementary
               Data...................................................    10
Item 9.    Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure..................................    10

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ........    10
Item 11.   Executive Compensation.....................................    11
Item 12.   Security Ownership of Certain Beneficial
                      Owners and Management...........................    11
Item 13.   Certain Relationships and Related
                      Transactions....................................    11

                                    PART IV

Item 14.   Exhibits, Financial Statements Schedules
                      and Reports on Form 8-K.........................    12

                                     PART I

Item 1. - Business

GENERAL

      Union Bankshares Corporation (the "Company") is a bank holding company organized under Virginia law which conducts a financial services business through its wholly-owned subsidiaries, Union Bank & Trust Company ("Union Bank"), Northern Neck State Bank ("Northern Neck"), King George State Bank ("King George") and Union Investment Services, Inc. ("Union Investment").

      The Company was formed in connection with the July 12, 1993 merger of Northern Neck Bankshares Corporation with and into Union Bancorp, Inc. to form Union Bankshares Corporation. On September 1, 1996, King George State Bank also became a wholly-owned subsidiary of the Company. Under the terms of the agreement, the Company exchanged 5.5 shares of its common stock for each outstanding share of King George State Bank, Inc. stock. The transaction qualified as a tax-free exchange and was accounted for as a pooling-of-interests.

      Each of the subsidiary banks is a full service retail commercial bank offering a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, commercial, industrial, residential mortgage and consumer loans.

      Union Bank & Trust Company had assets of $358 million, deposits of $285 million and shareholders' equity of $34 million on December 31, 1996. The Bank was organized and chartered under the laws of Virginia in 1902. Union Bank's primary trade area is Caroline County, Hanover County, King William County, Spotsylvania County, Stafford County and the City of Fredericksburg, Virginia. In addition to its main office located in Bowling Green, Virginia, Union Bank operates twelve other branches in its primary trade area.

      Northern Neck State Bank was organized and chartered under the laws of Virginia in 1909. As of December 31, 1996, Northern Neck State Bank had assets of $133 million, deposits of $113 million, and shareholders' equity of $17 million. Northern Neck State Bank primarily serves the Northern Neck area of the State of Virginia, in a trade area which encompasses the counties of Richmond, Westmoreland, Essex and Northumberland. In addition to its main office, the Bank operates four branches in its primary trade area, including a branch in the Tappahannock Wal*Mart Superstore which opened in October 1996.

      King George State Bank had assets of $48 million, deposits of $42 million and shareholders' equity of $5 million on December 31, 1996. The Bank was organized and chartered under the laws of Virginia in 1973 and operates from a single location in King George County. King George State Bank's primary trade area is King George County and extends into Fredericksburg, Virginia.

      Union Investment began providing securities brokerage and investment advisory services in February, 1993. It is a full service discount brokerage company which offers a full range of investment services, and sells mutual funds, bonds and stocks.

      Union Mortgage Company, LLC began operations on January 1, 1997, providing a wide array of mortgage products to customers in the service areas of the subsidiary banks.


COMPETITION

      The banking business in Virginia and nationally is very competitive. In its market area the Company competes with large regional financial institutions, savings and loans and other independent community banks, as well as credit unions, mutual funds and life insurance companies. Competition for deposits and loans is affected by factors such as interest rates offered, the number and location of branches and types of products offered, as well as the reputation of the institution.

SUPERVISION AND REGULATION

      Bank holding companies and banks are extensively regulated under both federal and state law. The following description briefly discusses certain provisions of federal and state laws and certain regulations and proposed regulations and the potential impact of such provisions on the Company and its subsidiary banks, Union Bank, Northern Neck Bank and King George Bank (collectively, the "Subsidiary Banks").


Bank Holding Companies

      As a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"), the Company is subject to regulation by the Federal Reserve Board. The Federal Reserve Board has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

      The BHCA currently prohibits the Federal Reserve Board from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank whose shares are to be acquired is located. However, under recently enacted federal legislation, the restriction on interstate acquisitions will be abolished effective one year from enactment of such legislation, and thereafter, bank holding companies from any state will be able to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state concentration limits. Banks also will be able to branch across state lines effective June 1, 1997 (unless state law would permit such interstate branching at an earlier date), provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Virginia has adopted legislation that will permit branching across state lines effective July 1, 1995, provided there is reciprocity with the state in which the out-of-state bank is based.

      There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation (the "FDIC") insurance fund in the event the depository institution becomes in danger of default or in default. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law, require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") as a result of the default of a commonly controlled insured depository institution in danger of default.

The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

      The Federal Deposit Insurance Act ("FDIA") also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of the bank.

      The Company is registered under the bank holding company laws of Virginia. Accordingly, the Company and the Subsidiary Banks are subject to regulation and supervision by the State Corporation Commission of Virginia (the "SCC").

Capital Requirements

      The Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC") and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and each of the Subsidiary Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 1996 were 15.15% and 16.29%, respectively, exceeding the minimum requirements.

      In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 3% for banks and bank holding companies that meet certain specified criteria, including requirements that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The leverage ratio of the Company as of December 31, 1996, was 10.70%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.


Limits on Dividends and Other Payments

      The Company is a legal entity, separate and distinct from its subsidiary institutions. Substantially all of the revenues of the Company result from dividends paid to it by the Subsidiary Banks. There are various legal limitations applicable to the payment of dividends to the Company, as well as the payment of dividends by the Company to its respective shareholders.

      Under federal law, the Subsidiary Banks may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, the Company or take securities of the Company as collateral for loans to any borrower. The Subsidiary Banks are also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

      The Subsidiary Banks are subject to various statutory restrictions on their ability to pay dividends to the Company. Under the current supervisory practices of the Subsidiary Banks' regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two proceeding years. The payment of dividends by the Subsidiary Banks or the Company may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Subsidiary Banks or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of the subsidiary banks, or the Company, could be deemed to constitute such an unsafe or unsound practice.

      Under the FDIA, insured depository institutions such as the Subsidiary Banks are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the statute). Based on the Subsidiary Banks' current financial condition, the Company does not expect that this provision will have any impact on its ability to obtain dividends from the Subsidiary Banks.

The Subsidiary Banks

      The Subsidiary Banks are supervised and regularly examined by the Federal Reserve Board and the SCC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

      The Subsidiary Banks are also subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

      As an institution with deposits insured by the BIF, the Bank also is subject to insurance assessments imposed by the FDIC. The FDIC has implemented a risk-based assessment schedule, imposing assessments ranging from 0.0% to 0.27% of an institution's average assessment base. The actual assessment to be paid by each BIF member is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. Under this structure, the Subsidiary Banks will pay no deposit insurance premiums other than the $2,000 statutory minimum assessment.

Other Safety and Soundness Regulations

      The federal banking agencies have broad powers under current federal law to make prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized,"

"adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." All such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.


Item 2. - Properties

      The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The main office is located at 212 N. Main Street, Bowling Green, Virginia, in a building owned by Union Bank. The Company's subsidiaries own or lease various other offices in the counties and cities in which they operate. Northern Neck State Bank has its main office in Warsaw, Virginia and operates four branches; Union Bank has its main office in Bowling Green, Virginia and operates 12 branches. Union Investment's office is located in Bowling Green, Virginia. See Notes to Consolidated Financial Statements for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

The properties on the following page are those owned or leased by the Company and its subsidiaries as of December 31, 1996.

                           Locations
                           ---------

Corporate Headquarters
      212 North Main Street, Bowling Green, Virginia

Banking Offices - Union Bank & Trust Company
      211 North Main Street, Bowling Green, Virginia
      Route 1, Ladysmith, Virginia
      Route 301, Port Royal, Virginia
      4540 Lafayette Boulevard, Fredericksburg, Virginia
      Route 1 & Ashcake Road, Ashland, Virginia
      4210 Plank Road, Fredericksburg, Virginia
      10415 Courthouse Road, Fredericksburg, Virginia
      10374 Leadbetter Road, Ashland, Virginia
      700 Kenmore Avenue, Fredericksburg, Virginia
      Route 360, Manquin, Virginia
      Route 301, Hanover, Virginia
      Cambridge & Layhill Road, Falmouth, Virginia
      Massaponax Church Road & Route 1, Spotsylvania, Virginia

Banking Offices - Northern Neck State Bank
      5839 Richmond Road, Warsaw, Virginia
      4256 Richmond Road, Warsaw, Virginia
      Route 3, Kings Highway, Montross, Virginia
      Route 17 & Earl Street, Tappahannock, Virginia
      1660 Tappahannock Blvd, Tappahannock, Virginia

Union Investment Services, Inc.
      111 Davis Court, Bowling Green, Virginia

Union Mortgage Company, LLC.
      111 Davis Court, Bowling Green, Virginia

Item 3. - Legal Proceedings

      In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations.

Item 4. - Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter.



                                    PART II

Item 5. - Market for Registrant's Common Equity and Related
       Stockholder Matters

     The Company's Common Stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market System of (where under the symbol "UBSH".

      The following table sets forth the high and low sale prices of the Company's common stock and the dividends paid:


                                           Sales Price
                                          -------------
                                 High            Low       Dividend
                                -----            ---       --------

1996:
      First Quarter             $26.25          $24.50        ----
      Second Quarter             27.75           23.50         $.30
      Third Quarter              27.00           24.50        ----
      Fourth Quarter             26.25           25.00          .34

1995:
      First Quarter             $27.00          $22.00        ----
      Second Quarter             26.50           22.00         $.28
      Third Quarter              27.50           23.50        ----
      Fourth Quarter             28.00           24.25          .28

      As of December 31, 1996, there were 1,875 shareholders of record of common stock. The Company expects to continue its policy of paying regular dividends, although there is no assurance as to future dividends because they are dependent upon future earnings, capital requirements and financial condition, and certain regulatory restrictions.

Item 6. - Selected Financial Data

      This information is incorporated herein by reference from the section captioned "Selected Financial Data" on page 1 in the Annual Report to Shareholders for the year ended December 31, 1996.


Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

      This information is incorporated herein by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 16 in the Annual Report to Shareholders for the year ended December 31, 1996.


Item 8. - Financial Statements and Supplementary Data

      This information is incorporated herein by reference from the Consolidated Financial Statements on pages 17 through 33 and the Quarterly Earnings Summary on the inside front over of the Annual Report to Shareholders for the year ended December 31, 1996.


Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There are no disagreements between the Company and its independent accountants, KPMG Peat Marwick LLP.


                                    PART III

Item 10. - Directors and Executive Officers of the Registrant

      This information, as applicable to directors, is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders to be held April 8, 1997 from the section entitled "Election of Directors" and "Executive Compensation". Executive officers of the Company as of December 31, 1996 are listed on the following page:

                     Title and Principal Occupation
                     ------------------------------
Name (Age)              During Past Five Years
---------               ----------------------
G.William Beale (47) President and Chief Executive Officer of the Company since its inception; President of Union Bank & Trust since 1991.

E.Peyton Motley (52) Executive Vice President and Chief Operating Officer of the
                     Company since its inception; President of Northern Neck State Bank.

Homer L. Hite   (57) Senior Vice President of the Company since 1996; President and Chief Executive Officer of King George State Bank since 1974.

D.Anthony Peay (37)  Vice President and Chief Financial Officer since December
                     1994; Certified Public Accountant, Senior Manager - Deloitte & Touche (1990-94).


Item 11 - Executive Compensation

      This information is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders to be held April 8, 1997 from the section entitled "Executive Compensation".


Item 12 - Security Ownership of Certain Beneficial Owners and
         Management

      This information is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders to be held April 8, 1997 from section "Election of Directors".


Item 13 - Certain Relationships and Related Transactions

      This information is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders to be held April 8, 1997 from the section entitled "Interest of Directors and officers in Certain Transactions".

                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

      (1) Financial Statements

         The following consolidated financial statements of Union Bankshares Corporation and subsidiaries included in the 1996 Annual Report to Shareholders are incorporated herein by reference (see Exhibit 13):

                Consolidated Balance Sheets
                Consolidated Statements of Income
                Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements
                Independent Auditors' Report

      (2) Financial Statement Schedules

         All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

      (3) Exhibits


         The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index

      Exhibit No.                    Description
      -----------                    -----------
          3.1             Articles of Incorporation (incorporated by reference
                            to Form S-4 Registration Statement - 33-60458)
          3.2             By-Laws (incorporated by reference to Form S-4
                            Registration Statement - 33-60458)
         10.1             Form of Employment Agreement of G. William Beale and
                            E. Peyton Motley, respectively.
         13               1996 Annual Report to Shareholders
         22               Subsidiaries of the Registrant
         27               Financial Data Schedule

  (b) Reports on Form 8-K

         No reports were filed on Form 8-K during the fourth quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union Bankshares Corporation

By: /s/ G. William Beale              Date:  March 28, 1997
    -------------------------
    G. William Beale                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in such capacities named below on March 28, 1997.

      Signature                      Title

/s/ G. William Beale       President, Chief Executive Officer and
------------------------
G. William Beale           Director

                           Executive Vice President, Chief Operating
-------------------------
E. Peyton Motley           Officer and Director

/s/ D. Anthony Peay        Vice President and Chief Financial Officer
-------------------------
D. Anthony Peay

                           Chairman of the Board of Directors
-------------------------
Walton Mahon

                           Vice Chairman of the Board of Directors
-------------------------
Charles H. Ryland

/s/ W. Tayloe Murphy, Jr.  Director
-------------------------
W. Tayloe Murphy, Jr.

/s/ Ronald L. Hicks        Director
-------------------------
Ronald L. Hicks

/s/ M. Raymond Piland, III Director
-------------------------
M. Raymond Piland, III

/s/ A.D. Whittaker         Director
-------------------------
A.D. Whittaker