Form 10-Q
period 1997-03-31
UNION BANKSHARES CORP
filed 1997-05-15
CIK 883948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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

      As of March 31, 1997, Union Bankshares Corporation had 3,565,415 shares of Common Stock outstanding.

                          UNION BANKSHARES CORPORATION
                                    FORM 10-Q
                                 March 31, 1997

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements

      Consolidated Balance Sheets as of March 31, 1997
           and December 31, 1996 ..........................................    1

      Consolidated Statements of Income for the
           three months ended March 31, 1997 and 1996 .....................    2

      Consolidated Statements of Cash Flows for the
           three months ended March 31, 1997 and 1996 .....................    3

      Notes to Consolidated Financial Statements ..........................    4

Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of  Operations ............. 5-10

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K .................................   11

Signatures ................................................................   11

Index to Exhibits .........................................................   12

 PART 1 - FINANCIAL INFORMATION

 Item 1.     Financial Statements

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)

                                                         March 31,  December 31,
 ASSETS                                                      1997          1996
--------                                                 --------    ----------

Cash and cash equivalents:

     Cash and due from banks                               $ 21,166   $ 19,333
     Interest-bearing deposits in other banks                 1,149      1,016
     Federal funds sold                                       6,385      2,104
                                                           --------   --------

            Total cash and cash equivalents                  28,700     22,453
                                                           --------   --------

Securities available for sale, at fair value                135,957    129,268
Investments securities,

     fair value of $10,570 and $11,689, respectively         10,534     11,423
                                                           --------   --------
            Total securities                                146,491    140,691
                                                           --------   --------

Loans, net of unearned income                               359,398    352,277
     Less allowance for loan  losses (note 2)                 4,373      4,388
                                                           --------   --------

            Net loans                                       355,025    347,889
                                                           --------   --------

Bank premises and equpiment, net                             14,592     14,221
Other real estate owned                                       3,729      4,056
Other assets                                                  9,236     11,583
                                                           --------   --------

            Total assets                                   $557,773   $540,893
                                                           ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest-bearing demand deposits                       $ 55,862   $ 55,005
Interest-bearing deposits:
     Savings accounts                                        53,971     54,364
     NOW accounts                                            55,314     49,834
     Money market accounts                                   52,448     54,431
     Time deposits of $100,000 and over                      50,946     51,812
     Other time deposits                                    178,157    174,161
                                                           --------   --------
            Total interest-bearing deposits                 390,836    384,602
                                                           --------   --------
            Total deposits                                  446,698    439,607
                                                           --------   --------
Short-term borrowings                                        35,181     27,403
Long-term borrowings                                         11,050     11,125
Other liabilities                                             4,591      4,192
                                                           --------   --------
            Total liabilities                               497,520    482,327
                                                           --------   --------
Stockholders' equity:
     Common stock, $4 par value.  Authorized 12,000,000
         shares issued and outstanding, 3,565,415 and
                3,566,915 shares, respectively               14,262     14,267
     Surplus                                                    126        160
     Retained earnings                                       45,799     43,863
     Unrealized gains on securities available for sale,
            net of taxes                                         66        276
                                                           --------   --------
            Total stockholders' equity                       60,253     58,566
                                                           --------   --------
Commitments and contingencies
            Total liabilities and stockholders' equity     $557,773   $540,893
                                                           ========   ========

See accompanying notes to consolidated financial statements

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
                     Quarters ended March 31, 1997 and 1996
                             (Dollars in thousands)

                                                                                            1997      1996
                                                                                           -----     -----
Interest income:
  Interest and fees on loans ........................................................ $    8,219   $ 7,837
  Interest on securities:
                   U.S. Treasury securities .........................................        108       104
                   U.S. Government agencies and corporations ........................        862       895
                   States and political subdivisions ................................        963       882
                   Other securities .................................................        185       176
  Interest on Federal funds sold ....................................................         58        76
  Interest on interest-bearing deposits in  other banks .............................         15         2
                                                                                          ------     -----
                   Total interest income ............................................     10,410     9,972
                                                                                          ------     -----
Interest expense:

  Interest on deposits ................................................................    4,408     4,345
  Interest on other borrowings ........................................................      526       383
                                                                                           -----     -----
                   Total interest expense .............................................    4,934     4,728
                                                                                           -----     -----
                   Net interest income ................................................    5,476     5,244

Provision for loan losses (note 2) ....................................................      200       131
                                                                                           -----     -----
                   Net interest income after provision
                       for loan losses ................................................    5,276     5,113
                                                                                           -----     -----
Other income:

  Service fees ........................................................................      742       568
  Gains (losses) on sale of securities available for sale .............................       31      (106)
  Gains (losses) on sales of other real estate owned
                   and bank premises, net .............................................      109         -
  Other operating income ..............................................................      123       141
                                                                                           -----       ----
                   Total other income .................................................    1,005       603
                                                                                           ------      ----
Other expenses:

  Salaries and benefits ...............................................................    2,033     1,826
  Occupancy expenses ..................................................................      246       198
  Furniture and equipment expenses ....................................................      304       237
  FDIC assessments ....................................................................       12         2
  Other operating expenses ............................................................    1,179     1,076
                                                                                           -----     -----
                   Total other expenses ...............................................    3,774     3,339
                                                                                           -----     -----
Income before income taxes ............................................................    2,507     2,377
Income tax expense ....................................................................      570       530
                                                                                           -----     -----
                   Net income .........................................................   $1,937   $ 1,847
                                                                                          ======   =======
Net income per share of common stock ..................................................   $ 0.54   $  0.52
                                                                                          ======   =======
Cash dividends per share of common stock ..............................................   $   --   $    --
                                                                                          ======   =======

 See accompanying notes to consolidated financial statements.



                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996
                             (Dollars in thousands)

                                                                       1997        1996
                                                                       ----        ----
Operating activities:
    Net income                                                       $  1,937    $  1,847
    Adjustments to reconcile net income to net cash and
       cash equivalents provided by operating activities:
          Depreciation of bank premises and equipment                     355         226
          Amortization of intangibles                                      11          10
          Provision for loan losses                                       200         131
          (Gains) losses on sales of securities available for sale         24         105
          Gain on sale of other real estate owned                        (124)         --
          (Increase) decrease in other assets                            (636)     (1,224)
          Increase in other liabilities                                   499         672
                                                                     --------    --------
                 Net cash and cash equivalents provided
                     by operating activities                            2,266       1,767
                                                                     --------    --------
Investing activities:
    Net increase in securities                                         (6,132)      1,372
    Net increase in loans                                              (7,336)    (10,521)
    Acquisition of bank premises and equipment                           (726)       (809)
    Proceeds from sales of other real estate owned                      3,421          --
                                                                     --------    --------
                 Net cash and cash equivalents used in
                     investing activities                             (10,773)     (9,958)
                                                                     --------    --------

Financing activities:
    Net increase (decrease) in non-interest-bearing deposits              857       2,113
    Net increase in interest-bearing deposits                           6,234      10,043
    Net  increase in short-term borrowings                              7,778         128
    Purchase of common stock                                              (40)         --
    Repayment of long-term borrowings                                     (75)        (75)
                                                                     --------    --------
                 Net cash and cash equivalents provided by
                     financing activities                              14,754      12,209
                                                                     --------    --------
Increase (decrease) in cash and cash equivalents                        6,247       4,018
Cash and cash equivalents at beginning of period                       22,453      18,028
                                                                     --------    --------
Cash and cash equivalents at end of period                           $ 28,700    $ 22,046
                                                                     ========    ========





See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1997

1.   ACCOUNTING POLICIES

      The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

      The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

      These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders. Certain previously reported amounts have been reclassified to conform to current period presentation.

2.   ALLOWANCE FOR LOAN LOSSES

      The following summarizes activity in the allowance for loan losses for the three months ended March 31, (in thousands):

                                               1997          1996
                                               ----          ----
Balance,  January 1                          $ 4,388      $ 4,060
Provisions charged to operations                 200          131
Recoveries credited to allowance                  36          263
Loans charged off                               (251)        (179)
                                              -------       ------
Balance, March 31                            $ 4,373      $ 4,275
                                              =======      =======



3.    EARNINGS PER SHARE

      Earnings per share outstanding has been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 3,566,101 and 3,561,970 for the three months ended March 31, 1997 and 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

      Union Bankshares Corporation (the "Company") is a multi-bank holding company organized under Virginia law which provides financial services through its wholly-owned subsidiaries, Union Bank & Trust Company, Northern Neck State Bank, King George State Bank, Union Investment Services, Inc., and Union Mortgage Company, LLC. The three subsidiary banks, Unon Bank & Trust Company, Northern Neck State Bank and King George State Bank, are full service retail commercial banks offering a wide range of banking and related financial services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage and consumer loans. Union Investment Services, Inc., is a full service discount brokerage company which offers a full range of investment services, and sells mutual funds, bonds and stocks. Union Mortgage Company, LLC provides a wide array of mortgage products to the Company's primary trade area.

      The Company's primary trade area stretches from Fredericksburg, south to Hanover County and east to the Northern Neck area of Virginia. The Corporate Headquarters are located in Bowling Green, Virginia. Through its banking subsidiaries, the Company operates 19 branches in its primary trade area.

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

Results of Operations

      Net income for the first quarter of 1997 was $1.9 million, up from $1.8 million for the same period in 1996. Earnings per share amounted to $.54 in the first quarter of 1997 as compared to to $.52 in the first quarter of 1996. The Company's annualized return on assets for the first quarter of 1997 was 1.43% as compared to 1.46% a year ago. The Company's annualized return on equity totaled 13.22% and 13.82% for the three months ended March 31, 1997 and 1996, respectively. Despite strong asset and capital growth, these performance ratios remain strong performance ratios by industry and peer standards.

Net Interest Income

      Net interest income on a tax-equivalent basis for the first quarter of 1997 increased by 3.0% to $5.8 million from $5.6 million for the same period a year ago. By managing its interest rate spread and increasing the volume of earning assets over interest-bearing liabilities, the Company has been able to maintain a strong net interest margin. Average earning assets during the first quarter of 1997 increased by $28.0 million to $503.5 million from the first quarter of 1996, while average interest-bearing liabilities grew by $23.3 million to $428.5 million over this same period. The Company's yield on average earning assets was 8.56%, down from 8.78% a year ago, while its cost of average interest-bearing liabilities also decreased slightly from 4.70 % to 4.62%.


                                                                    Union Bankshares Corporation

                                      Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
                                    ---------------------------------------------------------------------------------------------
                                                                       Quarter Ended March 31,
                                                        -----------------------------------------------------
                                                 1997                           1996                               1995
                                    ---------------------------------------------------------------------------------------------
                                                Interest                       Interest                         Interest
                                    Average      Income/   Yield/   Average      Income/     Yield/    Average   Income/  Yield/
                                     Balance     Expense   Rate     Balance     Expense       Rate     Balance   Expense   Rate
                                    ---------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
 Assets:
 Securities:

       Taxable . . . . . . . . . . .  $ 74,595  $   1,144   6.15% $  75,474   $    1,151      6.13%   $71,283  $    1,164   6.55%
       Tax-exempt(1) . . . . . . . .    66,437      1,315   7.94%    62,364        1,312      8.46%    59,574       1,193   8.03%
                                      ---------   ---------         --------     -------               ------    --------
              Total securities . . .   141,032      2,459   6.99%   137,838        2,463      7.19%   130,857       2,357   7.22%
 Loans, net. . . . . . . . . . . . .   356,855      8,219   9.24%   332,101        7,837      9.49%   299,245       6,966   9.34%
 Federal funds sold . . . . . . . . .    4,645         58   5.01%     4,842           69      5.73%     3,815          51   5.36%
 Interest-bearing deposits ..........        -          -
      in other banks . . . . . . . .     1,002         15   6.00%       725            9      4.99%       417           6   5.77%
                                      ---------   ---------         --------      ------              -------     -------
             Total earning assets . .  503,534     10,751   8.56%   475,506       10,378      8.78%   434,334       9,380   8.66%
Allowance for loan losses . . . . . .   (4,451)                      (4,113)                           (4,169)
Total non-earning assets ............   44,376                       38,900                            31,527
                                      --------                     --------                       -----------
Total assets . . . . . . . . . . . .  $543,459                    $ 510,293                       $   461,692
                                     ==========                   =========                        ==========

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking . . . . . . . . . . .  $ 51,797        329   2.55% $  45,348          286      2.54%   43,644         304    2.79%
      Regular savings . . . . . . .     45,067        351   3.12%    56,120          504      3.61%   60,264         563    3.75%
      Money market savings . . . . .    54,504        455   3.35%    55,068          452      3.30%   60,813         518    3.42%
Certificates of deposit:
      $100,000 and over . . . . . .     49,890        645   5.19%    47,159          636      5.42%   38,643         494    5.13%
      Under $100,000 . . . . . . . .   187,110      2,633   5.64%   166,164        2,467      5.97%  139,814       1,778    5.10%
                                      ---------   ---------        ---------       -----             -------       -----
           Total interest-bearing
                    deposits . . . . . 388,368      4,413   4.56%   369,859        4,345      4.72%  343,178       3,657    4.27%
Other borrowings . . . . . . . . . . .  40,181        525   5.24%    35,375          390      4.43%   23,833         349    5.87%
                                      ---------   ---------        ---------       -----             -------       -----
             Total interest-bearing
                    liabilities . . .  428,549      4,938   4.62%   405,234        4,735      4.70%  367,011       4,006    4.38%
                                                   --------                        ------                          ------

Non-interest bearing liabilities:

      Demand deposits . . . . . . . .   52,870                      49,002                            44,853
      Other liabilities . . . . . . .    4,660                       3,844                             4,128
                                      ---------                   ---------                         ---------
             Total liabilities . . . . 486,079                     458,080                           415,992
Stockholders' equity . . . . . . . . . .57,380                      52,213                            45,700
                                      ---------                   ---------                          --------
Total liabilities and
      stockholders' equity . . . . . .$543,459                   $ 510,293                       $   461,692
                                      =========                  =========                          =========

Net interest income ........................... $   5,813                      $   5,643                       $   5,374
                                                =========                      =========                       =========

Interest rate spread ..........................             3.94%                              4.08%                        4.28%
Interest expense as a percent
      of average earning assets ...............             3.93%                              4.01%                        3.70%
Net interest margin ...........................             4.63%                              4.77%                        4.96%


(1) Income and yields are reported on a taxable equivalent basis

        Union Bankshares Corporation

The following table presents the Company's interest sensitivity position at March 31, 1997. This one-day position, which is continually changing, is not necessarily indicative of the Company's position at any other time.


                                                                           Interest Sensitivity Analysis
                                                                                   March 31, 1997

                                                  ---------------------------------------------------------------------------------
                                                     Within           90-365            1-5             Over
                                                     90 Days           Days            Years           5 Years          Total
                                                  --------------  ---------------  ---------------  --------------  ---------------
                                                                                   (In thousands)
Earning Assets:

    Loans, net of unearned income (3) .....        $  77,277        $  63,058         $ 145,382        $  73,519        $ 359,236
    Investment securities .................              200            1,090             8,301              943           10,534
    Securities available for sale .........            2,041            4,023            34,653           95,240          135,957
    Federal funds sold ....................            6,385             --                --               --              6,385
    Other short-term investments ..........            1,149             --                --               --              1,149
                                                   ---------        ---------         ---------        ---------        ---------
    Total earning assets ..................           87,052           68,171           188,336          169,702          513,261
                                                   ---------        ---------         ---------        ---------        ---------

Interest-Bearing Liabilities:
    Interest checking (2) .................             --                501            54,812             --             55,313
    Regular savings (2) ...................            4,705            1,669            47,597             --             53,971
    Money market savings ..................           44,086            1,515             6,847             --             52,448
    Certificates of deposit:
        $100,000 and over .................           14,291           21,980            14,675             --             50,946
        Under $100,000 ....................           30,368           89,875            57,913             --            178,156
    Short-term borrowings .................           19,172           16,009              --               --             35,181
    Long-term borrowings ..................             --                150            10,600              300           11,050
                                                   ---------        ---------         ---------        ---------        ---------
    Total interest-bearing
        liabilities . . . . . . . . . . . .          112,622          131,699           192,444              300          437,065
                                                   ---------        ---------         ----------        --------        ---------
    Period gap ............................          (25,570)         (63,528)           (4,108)         169,402
    Cumulative gap . . . . . . . . . . . .         $ (25,570)       $ (89,098)        $ (93,206)       $  76,196        $  76,196
                                                   ==========       ==========         =========        =========        =========
    Ratio of cumulative gap to
        total earning assets ..............            -5.63%          -18.21%           -19.23%           13.78%
                                                       =====           =======       ==========           =======


(1) The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.

(2) The Company has found that interest-bearing checking deposits and regular savings deposits are not sensitive to changes in related market rates and therefore, it has placed them predominantly in the "1-5 Years" column.

(3) Excludes non-accrual loans

Provision for Possible Loan Losses

      The provision for possible loan losses totaled $200,000 for the first quarter of 1997, up from $131,000 for the first quarter of 1996. These provisions reflect the performance of the loan portfolio and management's assessment of the credit risk in the portfolio. (See Asset Quality)

Non-Interest Income

      Non-interest income for the first quarter of 1997 totaled $1.0 million, up from $603,000 a year ago. This increase is due principally to the increases in income from service fees on deposit accounts, increased brokerage commissions and net gains of approximately $109,000 on sales of real estate owned. Management continues to seek additional sources of non-interest income, including increased emphasis on its credit card operations, mortgage banking activities and discount brokerage services.

Non-Interest Expense

      Non-interest expense increased by 13.0% for the first quarter of 1997, totaling $3.8 million as compared to $3.3 million for the quarter ended March 31, 1996. Personnel costs comprised much of this change, increasing approximately 11.3% over the first quarter of 1996. Much of this cost is attributable to infrastructure associated with the consolidation of certain functions and the development and introduction of new products and delivery systems, which are expected to enhance future earnings through increased revenue and/or improved efficiencies. The Company continues to stress budgetary expense controls and operates at considerably more efficient levels than its peers, as measured by the efficiency ratio (ratio of non-interest expenses to net interest income plus non-interest income). For the first quarter of 1997 the Company's efficiency ratio was 56.3%.

Financial Condition

      Total assets as of March 31, 1997 were $557.8 million, an increase of 3.1% from $540.9 million at December 31, 1996 and 7.42% from $519.2 million at March 31, 1996. Asset growth continued to be fueled by steady loan demand, as loans totaled $359.4 million at March 31, 1997, an increase of 2.0% from $352.3 million at December 31, 1996, and 6.5% from $337.4 million at March 31, 1996. Stockholders' equity totaled $60.3 million at March 31, 1997 which represents a book value of $ 16.90 per share.

      Deposit growth, though outpaced by loan growth, remained steady. Total deposits at March 31, 1997 were $446.7 million, up 1.6% from $439.6 million at December 31, 1996 and 4.4% from $427.9 million a year earlier. Other borrowings totaled $46.2 million a 20.0% increase over $38.5 million at the end of 1996 and a 42.5% increase from $32.4 million at March 31, 1996. The Company continues to utilize other borrowings to supplement deposit growth and, periodically, in wholesale leverage transactions. These wholesale leverage transactions are typically executed at spreads of approximately 150 to 200 basis points and, although they negatively impact the Company's net interest margin, they have a positive effect on earnings and return on equity.

      Continued competition for deposits, particularly as it impacts certificate of deposit rates, is reflected in the deposit mix. Management continues to focus on increasing lower cost deposit products, including non-interest bearing demand deposits and savings accounts. Increased competition for funds, particularly by non-banks, continues to contribute to a narrowing of the net interest margin which has been largely offset by increases in the volume of earning assets.

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

      The allowance for loan losses totaled $4.4 million at March 31, 1997 or 1.22% of total loans, as compared to 1.25% at December 31, 1996 and 1.27% at March 31, 1996. At March 31, 1997, non-performing assets of $4.0 million included foreclosed properties of $1.1 million and a $2.4 million investment in income-producing property. The decrease from December 31, 1996 is principally due to the sale of a single property comprising over 1800 acres in King George County and which had been carried at $1.9 million.

                                      March 31,   December 31, March 31,
                                        1997         1996        1996
                                       -----         ----        ----
Non-accrual loans                      $  477       $  420       $  821
Foreclosed properties                   1,111        4,056        3,932
Real estate investment                  2,389        2,970         --
                                       ------       ------       ------
Non-performing assets                  $3,977       $7,446       $4,753
                                       ======       ======       ======

Allowance for loan losses              $4,373       $4,388       $4,275
Allowance as % of total loans            1.22%        1.25%        1.27%
Non-performing assets to loans
     and foreclosed properties           1.20%        2.07%        1.25%

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

At March 31, 1997, the Company's ratio of total capital to risk-weighted assets was 15.92% and its ratio of Tier 1 capital to risk-weighted assets was 14.84%. Both ratios exceed the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at March 31, 1997:

      Tier 1 capital                                 $  59,931
      Tier 2 capital                                 $   4,373
      Total risk-based capital                       $  64,304
      Total risk-weighted assets                     $ 403,817

      Capital Ratios:
           Tier 1 risk-based capital ratio         14.84%
           Total risk-based capital ratio          15.92%
           Leverage ratio (Tier I capital to
                average adjusted total assets)     11.03%
           Equity to assets ratio                  10.80%

      The Company's book value per share at March 31, 1997 was $16.90. Dividends to stockholders are typically declared and paid semi-annually in June and December.

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

      At March 31, 1997, cash, interest-bearing deposits in other banks, federal funds sold, securities available for sale and loans maturing or repricing in one year were 58.9% of total earning assets. At March 31, 1997 approximately $140.3 million or 39.1% of total loans would mature or reprice within the next year. The Company utilizes federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, in addition to deposits, to fund the growth in its loan portfolio, and to fund securities purchases, periodically in wholesale leverage transactions.

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

                                              Union Bankshares Corporation
                                              -----------------------------
                                                      (Registrant)

      May 14, 1996                            s/  G. William Beale
----------------------------                  -----------------------------
           (Date)                               G. William Beale,
                                                President, Chief Executive
                                                Officer and Director

       May 14, 1996                           s/  D. Anthony Peay
----------------------------                  -----------------------------
           (Date)                               D. Anthony Peay,
                                                Vice President and
                                                Chief Financial Officer


                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                                Index to Exhibits
                            Form 10-Q/March 31, 1997

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
