Form 10-Q
period 1997-06-30
UNION BANKSHARES CORP
filed 1997-08-14
CIK 883948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

      As of June 30, 1997, Union Bankshares Corporation had 3,571,475 shares of Common Stock outstanding.

                          UNION BANKSHARES CORPORATION
                                    FORM 10-Q
                                  June 30, 1997

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                            Page
                                                                          ----

Item 1.    Financial Statements

      Consolidated Balance Sheets as of June 30, 1997
           and December 31, 1996........................................... 1

      Consolidated Statements of Income for the
           three- and six-months ended June 30, 1997 and 1996.............. 2

      Consolidated Statements of Cash Flows for the
           three- and six-months ended June 30, 1997 and 1996.............. 3

      Notes to Consolidated Financial Statements........................... 4

Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of  Operations........... 5-10

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K................................. 11

Signatures................................................................ 11

Index to Exhibits......................................................... 12

 PART 1 - FINANCIAL INFORMATION
 Item 1.   Financial Statements

           UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets (Unaudited)
                         (Dollars in thousands)


                                                                                     June 30,       December 31,      June 30,

 ASSETS                                                                               1997            1996             1996
--------                                                                              ----            ----             ----
Cash and cash equivalents:
     Cash and due from banks                                                       $  20,504         $19,33          $  17,036
     Interest-bearing deposits in other banks                                            645          1,016                420
     Federal funds sold                                                                2,722          2,104              6,593
                                                                                   ---------      ---------          ---------

            Total cash and cash equivalents                                           23,871         22,453             24,049
                                                                                   ---------      ---------          ---------

Securities available for sale, at fair value                                         138,158        129,268            125,589
Investments securities,
     fair value of $10,570 and $11,689, respectively                                  10,803         11,423             12,066
                                                                                   ---------      ---------          ---------
            Total securities                                                         148,961        140,691            137,655
                                                                                   ---------      ---------          ---------

Loans, net of unearned income                                                        370,636        352,277            346,327
     Less allowance for loan  losses (note 2)                                          4,297          4,388              4,277
                                                                                   ---------      ---------          ---------

            Net loans                                                                366,339        347,889            342,050
                                                                                   ---------      ---------          ---------

Bank premises and equpiment, net                                                      15,891         14,221             12,020
Other real estate owned                                                                3,627          4,056              3,976
Other assets                                                                           8,870         11,583             11,495
                                                                                   ---------      ---------          ---------

            Total assets                                                           $ 567,559      $ 540,893          $ 531,245
                                                                                   =========      =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest-bearing demand deposits                                               $  56,056      $  55,005          $  53,355
Interest-bearing deposits:
     Savings accounts                                                                 45,884         54,364             58,806
     NOW accounts                                                                     57,327         49,834             46,945
     Money market accounts                                                            47,624         54,431             52,625
     Time deposits of $100,000 and over                                               53,997         51,812             50,509
     Other time deposits                                                             191,578        174,161            168,455
                                                                                   ---------      ---------          ---------

            Total interest-bearing deposits                                          396,410        384,602            377,340
                                                                                   ---------      ---------          ---------

            Total deposits                                                           452,466        439,607            430,695
                                                                                   ---------      ---------          ---------

Short-term borrowings                                                                 31,566         27,403             29,927
Long-term borrowings                                                                  17,850         11,125             11,200
Other liabilities                                                                      3,575          4,192              3,645
                                                                                   ---------      ---------          ---------

            Total liabilities                                                        505,457        482,327            475,467
                                                                                   ---------      ---------          ---------
Stockholders' equity:

     Common stock, $4 par value.  Authorized 12,000,000 shares;
         issued and outstanding, 3,571,475 and 3,566,915 shares, respectively         14,262         14,267             14,268
     Surplus                                                                             127            160                674
     Retained earnings                                                                46,663         43,863             41,171
     Unrealized gains on securities available for sale, net of taxes                   1,050            276               (335)
                                                                                   ---------      ---------          ---------

            Total stockholders' equity                                                62,102         58,566             55,778
                                                                                   ---------      ---------          ---------
Commitments and contingencies

            Total liabilities and stockholders' equity                             $ 567,559      $ 540,893          $ 531,245
                                                                                   =========      =========          =========

See accompanying notes to consolidated financial statements

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
                             (Dollars in thousands)




                                                          Quarter Ended         Six Months Ended
                                                             June 30,              June 30,
                                                        1997       1996       1997        1996
                                                      -------   --------  --------    ---------
 Interest income:
   Interest and fees on loans                         $  8,305   $ 7,993   $ 16,524      $15,830
   Interest on securities:
     U.S. Government agencies and corporations             857       886      1,827        1,885
     States and political subdivisions                     986       956      1,949        1,838
     Other securities                                      374       113        559          289
   Interest on Federal funds sold                           46        68        104          144
   Interest on interest-bearing deposits
      in other banks                                        10         2         25            4
                                                       -------   --------  --------    ---------
         Total interest income                          10,578    10,018     20,988       19,990
                                                       -------   --------  --------    ---------
 Interest expense:
   Interest on deposits                                  4,493     4,307      8,901        8,652
   Interest on other borrowings                            591       484      1,117          867
                                                       -------   --------  --------    ---------
         Total interest expense                          5,084     4,791     10,018        9,519
                                                       -------   --------  --------    ---------
         Net interest income                             5,494     5,227     10,970       10,471

 Provision for loan losses (note 2)                        220       190        420          321
                                                       -------   --------  --------    ---------
         Net interest income after provision
             for loan losses                             5,274     5,037     10,550       10,150
                                                       -------   --------  --------    ---------
 Other income:
   Service fees                                            660       708      1,402        1,276
   Gains (losses) on sale of securities
        available for sale                                 (18)        3         13         (103)
   Gains (losses) on sales of other real estate owned
     and bank premises, net                                299        64        408           64
   Other operating income                                  245       395        368          536
                                                       -------   --------  --------    ---------
         Total other income                              1,186     1,170      2,191        1,773
                                                       -------   --------  --------    ---------
 Other expenses:
   Salaries and benefits                                 2,048     1,834      4,081        3,660
   Occupancy expenses                                      290       242        536          440
   Furniture and equipment expenses                        442       224        746          461
   FDIC assessments                                         15        --         27            2
   Other operating expenses                              1,219     1,115      2,398        2,191
                                                       -------   --------  --------    ---------
         Total other expenses                            4,014     3,415      7,788        6,754
                                                       -------   --------  --------    ---------
 Income before income taxes                              2,446     2,792      4,953        5,169
 Income tax expense                                        444       586      1,014        1,116
                                                       -------   --------  --------    ---------
         Net income                                    $ 2,002    $2,206    $ 3,939      $ 4,053
                                                       =======   ========  ========    =========
 Net income per share of common stock                  $  0.56    $ 0.62    $  1.10      $  1.14
                                                       =======   ========  ========    =========
 Cash dividends per share of common stock              $  0.36    $ 0.30    $  0.36      $  0.30
                                                       =======   ========  ========    =========



 See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1997 and 1996
                             (Dollars in thousands)

                                                                        1997         1996
                                                                        ----         ----
Operating activities:
    Net income                                                      $   3,939  $    4,053
    Adjustments to reconcile net income to net cash and
       cash equivalents provided by operating activities:
          Depreciation of bank premises and equipment                     723         477
          Provision for loan losses                                       420         321
          (Gains) losses on sales of securities available for sale         27          66
          Gain on sale of other real estate owned                        (408)          1
          (Increase) decrease in other assets                            (227)     (2,309)
          Increase in other liabilities                                (1,105)        896
                                                                     ---------  ----------

                 Net cash and cash equivalents provided
                     by operating activities                            3,369       3,505
                                                                     ---------  ----------

Investing activities:
    Net increase in securities                                         (7,065)      1,863
    Net increase in loans                                             (19,345)    (19,766)
    Acquisition of bank premises and equipment                         (2,393)     (2,297)
    Proceeds from sales of other real estate owned                      4,282           7
                                                                     ---------  ----------

                 Net cash and cash equivalents used in
                     investing activities                             (24,521)    (20,193)
                                                                     ---------  ----------

Financing activities:
    Net increase (decrease) in non-interest-bearing deposits            1,051       3,450
    Net increase in interest-bearing deposits                          11,808      11,491
    Net  increase in short-term borrowings                              4,163       8,819
    Purchase of common stock                                              (38)          -
    Cash dividends paid                                                (1,139)       (976)
    Proceeds from long-term borrowings                                  6,800           -
    Repayment of long-term borrowings                                     (75)        (75)
                                                                     ---------  ----------

                 Net cash and cash equivalents provided by
                     financing activities                              22,570      22,709
                                                                     ---------  ----------

Increase (decrease) in cash and cash equivalents                        1,418       6,021
Cash and cash equivalents at beginning of period                       22,453      18,028
                                                                     ---------  ----------

Cash and cash equivalents at end of period                          $  23,871  $   24,049
                                                                     =========  ==========




See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  June 30, 1997

1.   ACCOUNTING POLICIES

      The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

      The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

      These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders. Certain previously reported amounts have been reclassified to conform to current period presentation.

2.   ALLOWANCE FOR LOAN LOSSES

      The following summarizes activity in the allowance for loan losses for the six months ended June 30, (in thousands):

                                             1997      1996
                                             ----      ----
       Balance,  January 1                $ 4,388    $ 4,060
       Provisions charged to operations       420        321
       Recoveries credited to allowance        99        294
       Loans charged off                     (610)      (399)
                                          -------    -------
       Balance, June 30                   $ 4,297    $ 4,276
                                          =======    =======



3.    EARNINGS PER SHARE

      Earnings per share outstanding has been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 3,567,258 and 3,562,807 for the three months ended June 30, 1997 and 1996 and 3,566,683 and 3,562,389 for the six months ended June 30, 1997 and 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

      Union Bankshares Corporation (the "Company") is a multi-bank holding company organized under Virginia law which provides financial services through its wholly-owned subsidiaries, Union Bank & Trust Company, Northern Neck State Bank, King George State Bank, Union Investment Services, Inc., and Union Mortgage Company, LLC. The three subsidiary banks, Unon Bank & Trust Company, Northern Neck State Bank and King George State Bank, are full service retail commercial banks offering a wide range of banking and related financial services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage and consumer loans. Union Investment Services, Inc., is a full service discount brokerage company which offers a full range of investment services, and sells mutual funds, bonds and stocks. Union Mortgage Company, LLC provides a wide array of mortgage products to customers in the Company's primary trade area.

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

Results of Operations

      Net income for the second quarter of 1997 was $2.0 million, down from from $2.2 million for the same period in 1996. Earnings per share amounted to $.56 in the second quarter of 1997 as compared to $.62 in the second quarter of 1996. The Company's annualized return on assets for the second quarter of 1997 was 1.43% as compared to 1.69% a year ago. The Company's annualized return on equity totaled 13.13% and 16.03% for the three months ended June 30, 1997 and 1996, respectively.

      Net income for the first six months of 1997 totaled $3.9 million, down 2.8% from $4.1 million for the same period in 1996. Earnings per share totaled $1.10 in the first six months of 1997 as compared to $1.14 in 1996. The Company's annualized return on assets for the first six months of 1997 was 1.43% as compared to 1.58% a year ago. The Company's annualized return on equity totaled 13.17% and 14.94% for the six months ended June 30, 1997 and 1996, respectively.

Net Interest Income

      Net interest income on a tax-equivalent basis for the second quarter of 1997 increased by 7.9% to $6.1 million from $5.6 million for the same period a year ago. By managing its interest rate spread and increasing the volume of earning assets over interest-bearing liabilities, the Company has been able to maintain a strong net interest margin. Average earning assets during the second quarter of 1997 increased by $32.2 million to $516.4 million from the second quarter of 1996, while average interest-bearing liabilities grew by $26.9 million to $440.5 million over this same period. The Company's yield on average earning assets was 8.66%, up slightly from 8.65% a year ago, while its cost of average interest-bearing liabilities decreased slightly from 4.66 % to 4.63%.


                                                                           Union Bankshares Corporation
                                                  Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
                                           -----------------------------------------------------------------------------------------
                                                                                          Quarter Ended June 30,
                                           -----------------------------------------------------------------------------------------
                                                          1997                         1996                           1995
                                           -----------------------------------------------------------------------------------------
                                                        Interest                       Interest                     Interest
                                           Average       Income/     Yield/  Average   Income/  Yield/   Average    Income/  Yield/
                                           Balance       Expense      Rate  Balance    Expense   Rate    Balance    Expense    Rate
                                           -----------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
 Assets:
 Securities:
           Taxable . . . . . . . . . . . . $  81,682 $   1,371   6.73% $  70,758  $1,057   6.01% $ 71,305   $   1,136         6.39%
           Tax-exempt(1) . . . . . . . . .    66,392     1,424   8.60%    64,983   1,300   8.05%   59,072       1,181         8.02%
                                           --------- ---------         ---------  ------        ---------   ---------   -----------
                      Total securities . .   148,074     2,795   7.57%   135,741   2,357   6.98%  130,377       2,317         7.13%
 Loans, net  . . . . . . . . . . . . . . .   364,180     8,305   9.15%   342,680   7,993   9.38%  304,276       7,263         9.57%
 Federal funds sold . . . . . . . . . . . .    3,598        46   5.13%     5,399      66   4.92%    7,880         108         5.50%
 Interest-bearing deposits                      --        --
          in other banks . . . . . . . . .       630        10   6.37%       433       4   3.72%      698           9         5.17%
                                           --------- ---------         ---------  ------        ---------   ---------   -----------
                     Total earning assets .  516,482    11,156   8.66%   484,253  10,420   8.65%  443,231       9,697         8.78%
Allowance for loan losses . . . . . . . . .   (4,425)                     (4,311)                  (4,236)
Total non-earning assets . . . . . . . . .    43,461                      42,205                   34,398
                                           ---------                    --------                -----------
Total assets . . . . . . . . . . . . . . . $ 555,518                    $522,147                 $473,393
                                           =========                    ========                ===========

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
          Checking . . . . . . . . . . . . $  54,518       351   2.58% $  45,763     289   2.54%   42,748         293       2.75%
          Regular savings . . . . . . . . .   47,315       356   3.02%    56,464     495   3.53%   57,419         549       3.84%
          Money market savings . . . . . .    50,029       414   3.32%    55,062     448   3.27%   59,217         509       3.45%
Certificates of deposit:
          $100,000 and over . . . . . . . .   51,306       679   5.31%    49,232     647   5.29%   41,945         566       5.41%
          Under $100,000 . . . . . . . . .   190,094     2,689   5.67%   169,548   2,428   5.76%  151,785       2,157       5.70%
                                            --------   -------           --------  ------       ---------   ---------   -----------
                     Total interest-bearing
                               deposits . .  393,262     4,489   4.58%   376,069   4,307   4.61%  353,114       4,074       4.63%
Other borrowings . . . . . . . . . . . . .    47,269       592   5.02%    37,594     484   5.18%   21,174         319       6.04%
                                            --------   -------           -------   -----        ---------   ---------
Total interest-bearing liabilities . . . .   440,531     5,081   4.63%   413,663   4,791   4.66%  374,288       4,393       4.71%
                                                       -------                     -----                    ---------

Non-interest bearing liabilities:
          Demand deposits . . . . . . . . .   52,060                      50,964                   47,117
          Other liabilities . . . . . . . .    4,402                       4,290                    4,175
                                            --------                                               ------
                     Total liabilities . .   496,993                     468,917                  425,580
Stockholders' equity . . . . . . . . . . .    58,525                      53,230                   47,813
                                            --------                    --------                ---------
Total liabilities and
          stockholders' equity . . . . . . $ 555,518                    $522,147                 $473,393
                                           ========                     ========                 ========

Net interest income . . . . . . . . . . . .             $6,075                     $5,629                      $5,304
                                                        ========                   ======                      ======

Interest rate spread . . . . . . . . . . .                       4.04%                     4.00%                            4.07%
Interest expense as a percent
          of average earning assets . . . .                      3.95%                     3.98%                            3.98%
Net interest margin . . . . . . . . . . . .                      4.72%                     4.68%                            4.80%


(1) Income and yields are reported on a taxable equivalent basis.


                                                                        Union Bankshares Corporation
                                            Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
                                        --------------------------------------------------------------------------------------------
                                                                         Six Months Ended June 30,
                                        --------------------------------------------------------------------------------------------
                                                         1997                         1996                          1995
                                        --------------------------------------------------------------------------------------------
                                                      Interest                      Interest                       Interest
                                           Average     Income/  Yield/   Average    Income/    Yield/  Average     Income/   Yield/
                                           Balance     Expense   Rate    Balance    Expense     Rate   Balance     Expense    Rate
                                        --------------------------------------------------------------------------------------------
                                                             (Dollars in thousands)
 Assets:
 Securities:
           Taxable . . . . . . . . . . . $ 78,158     $2,515    6.49%     $  73,117  $   2,208  6.07%  $  71,293   $   2,300 6.51%
           Tax-exempt(1) . . . . . . . .   66,414      2,739    8.32%        63,674      2,612  8.25%     59,320       2,374 8.07%
                                        ---------------------          ------------------------      -----------------------
                      Total securities .  144,572      5,254    7.33%       136,791      4,820  7.09%    130,614       4,674 7.22%
 Loans, net. . . . . . . . . . . . . . .  360,538     16,524    9.24%       337,391     15,830  9.44%    301,763      14,228 9.51%
 Federal funds sold . . . . . . . . . .     4,119        104    5.09%         5,121        135  5.30%      5,848         160 5.52%
 Interest-bearing deposits
          in other banks . . . . . . . .      815         25    6.19%           579         13  4.52%        558          16 5.78%
                                        ---------------------          ------------------------      -----------------------
                     Total earning
                       assets . . . . .   510,044     21,907    8.66%       479,881     20,798  8.72%    438,783      19,078 8.77%
Allowance for loan losses . . . . . . .    (4,438)                           (4,213)                      (4,203)
Total non-earning assets . . . . . . . .   43,916                            40,553                       32,964
                                        ----------                     -------------                 ------------
Total assets . . . . . . . . . . . . . . $549,522                          $516,221                     $467,544
                                        ==========                     =============                 ============

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
          Checking . . . . . . . . . . . $ 53,165        680    2.58%     $  45,556        575  2.54%     43,197         597 2.79%
          Regular savings . . . . . . .    46,197        707    3.09%        56,293        999  3.57%     58,842       1,112 3.81%
          Money market savings . . . . .   52,254        869    3.35%        55,066        900  3.29%     60,016       1,027 3.45%
Certificates of deposit:
          $100,000 and over . . . . . .    50,602      1,324    5.28%        48,196      1,283  5.35%     40,294       1,060 5.30%
          Under $100,000 . . . . . . . .  188,610      5,322    5.69%       167,857      4,895  5.86%    145,800       3,935 5.44%
                                        ---------------------          ------------------------      -----------------------
                     Total interest
                       bearing
                       deposits . . . .   390,829      8,902    4.59%       372,966      8,652  4.67%    348,148       7,731 4.48%
Other borrowings . . . . . . . . . . . .   43,745      1,117    5.15%        36,485        874  4.82%     22,504         668 5.99%
                                        ---------------------          ------------------------      -----------------------
                     Total interest-
                     bearing
                     liabilities . . . .  434,573     10,019    4.65%       409,451      9,526  4.68%    370,652       8,399 4.57%
                                                  -----------                       -----------                  -----------

Non-interest bearing liabilities:
          Demand deposits . . . . . . .    52,463                            49,983                       45,985
          Other liabilities . . . . . .     4,530                             4,066                        4,151
                                        ----------                     -------------                 ------------
                     Total liabilities .  491,566                           463,499                      420,788
Stockholders' equity . . . . . . . . . .   57,956                            52,722                       46,757
                                        ----------                     -------------                 ------------
Total liabilities and
          stockholders' equity . . . . . $549,522                          $516,221                     $467,544
                                        ==========                     =============                 ============

Net interest income . . . . . . . . . .             $11,888                          $ 11,272                      $ 10,679
                                                  ===========                       ===========                  ===========

Interest rate spread . . . . . . . . . .                        4.01%                           4.04%                        4.20%
Interest expense as a percent
          of average earning assets . .                         3.96%                           3.99%                        3.86%
Net interest margin . . . . . . . . . .                         4.70%                           4.72%                        4.91%


(1) Income and yields are reported on a taxable equivalent basis.

                                    COMBINED

The following table presents the Company's interest sensitivity position at March 31, 1997. This one-day position, which is continually changing, is not necessarily indicative of the Company's position at any other time.

                                                               Interest Sensitivity Analysis
                                                                      June 30, 1997
                                          ---------------------------------------------------------------------
                                            Within          90-365          1-5           Over
                                            90 Days          Days          Years        5 Years       Total
                                          -------------   --------------  --------    -----------   -----------
                                                                    (In thousands)
Earning Assets:
      Loans, net of unearned income (3)     $    99,835     $  45,154     $ 128,163     $ 97,418       $370,570
      Investment securities . . . . . .             724           592         8,320        1,167         10,803
      Securities available for sale. . ..         1,747         4,016        36,662       95,733        138,158
      Federal funds sold . . . . . . . ..         2,722             -             -            -          2,722
      Other short-term investments . . ..           645             -             -            -            645
                                         ---------------   -----------    ----------    ---------    -----------

      Total earning assets . . . . . . ..       105,673        49,762       173,145      194,318        522,898
                                         ---------------   -----------    ----------    ---------    -----------

Interest-Bearing Liabilities:
      Interest checking (2) . . . . . .               -           499        56,828            -         57,327
      Regular savings (2) . . . . . . .               -         1,675        44,209            -         45,884
      Money market savings . . . . . . ..        46,783           168           673            -         47,624
      Certificates of deposit:
            $100,000 and over . . . . .          12,104        25,804        16,089            -         53,997
            Under $100,000 . . . . . . ..        34,952        96,573        60,053            -        191,578
      Short-term borrowings. . . . . . ..        19,566        12,000             -            -         31,566
      Long-term borrowings . . . . . . ..           105           195        16,080        1,470         17,850
                                         ---------------   -----------    ----------    ---------    -----------
      Total interest-bearing
            liabilities . . . . . . . .         113,510       136,914       193,932        1,470        445,826
                                         -----------------------------------------------------------------------

      Period gap . . . . . . . . . . . ..        (7,837)      (87,152)      (20,787)     192,848
      Cumulative gap . . . . . . . . . ..  $     (7,837)    $ (94,989)    $(115,776)    $ 77,072      $ 77,072
                                         ===============   ===========    ==========    =========    ===========

      Ratio of cumulative gap to
            total earning assets . . . ..         -1.50%       -18.17%       -22.14%       14.74%
                                         ===============   ===========    ==========    =========

(1) The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.
(2) The Company has found that interest-bearing checking deposits and regular savings deposits are not sensitive to changes in related market rates and therefore, it has placed them predominantly in the "1-5 Years" column.
(3) Excludes non-accrual loans

Provision for Possible Loan Losses

      The provision for possible loan losses totaled $220,000 for the second quarter of 1997, up from $190,000 for the second quarter of 1996. The provision for the first six months of 1997 totaled $420,000, up from $321,000 a year ago. These provisions reflect increased charge-offs, principally in the consumer loan portfolio and management's assessment of the credit risk in the portfolio. (See Asset Quality)

Non-Interest Income

      Non-interest income for 1997 totaled $2.2 million, up from $1.8 million a year ago. This figure reflects $408,000 in gains on sales of real estate owned including $299,000 in the second quarter. The second quarter of 1996 included approximately $261,000 in proceeds from life insurance. This remaining increase in non-interest income is due to increases in service fees on deposit accounts, increases in other service fees and increased brokerage commissions. Management continues to seek additional sources of non-interest income, including increased emphasis on its credit card operations, mortgage banking activities and discount brokerage services.

Non-Interest Expense

      Non-interest expense increased by 17.5% for the second quarter of 1997, totaling $4.0 million as compared to $3.4 million for the quarter ended June 30, 1996. Personnel costs comprised much of this change, increasing approximately 11.7% over the second quarter of 1996. In addition, occupancy and furniture and equipment expenses increased significantly over 1996 levels for the same period. Much of these costs are attributable to infrastructure associated with the consolidation of certain functions and the development and introduction of new products and delivery systems, which are expected to enhance future earnings through increased revenue and/or improved efficiencies. The Company expects to have consolidated data processing operations for all subsidiaries to a single in-house system by the end of the third quarter. Northern Neck State Bank and Union Bank and Trust Company were converted to this system in November 1996 and April 1997, respectively, with King George State Bank to convert in July 1997. The personnel, equipment and other costs associated with these conversions are reflected in 1997 results. Management expects to begin to realize increased operating efficiencies through improved access to information and economies of scale beginning in early 1998.

The Company continues to stress budgetary expense controls and operates at considerably more efficient levels than its peers, as measured by the efficiency ratio (ratio of non-interest expenses to net interest income plus non-interest income). For the first half of 1997 the Company's efficiency ratio was 57.0%.

Financial Condition

      Total assets as of June 30, 1997 were $567.6 million, an increase of 4.9% from $540.9 million at December 31, 1996 and 6.8% from $531.2 million at June 30, 1996. Asset growth continued to be fueled by steady loan demand, as loans totaled $370.6 million at June 30, 1997, an increase of 5.2% from $352.3 million at December 31, 1996, and 7.0% from $346.3 million at June 30, 1996. Stockholders' equity totaled $62.1 million at June 30, 1997 which represents a book value of $ 17.42 per share.

      Deposit growth, though outpaced by loan growth, remained steady. Total deposits at June 30, 1997 were $452.5 million, up 2.9% from $439.6 million at December 31, 1996 and 5.1% from $430.7 million a year earlier. Other borrowings totaled $49.4 million a 28.2% increase over $38.5 million at the end of 1996 and a 20.25% increase from $41.1 million at June 30, 1996. The Company continues to utilize other borrowings to supplement deposit growth and, periodically, in wholesale leverage transactions. These wholesale leverage transactions are typically executed at spreads of approximately 150 to 200 basis points and, although they negatively impact the Company's net interest margin, they have a positive effect on earnings and return on equity.

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

      The allowance for loan losses totaled $4.3 million at June 30, 1997 or 1.16% of total loans, as compared to 1.25% at December 31, 1996 and 1.23% at June 30, 1996. At June 30, 1997, non-performing assets of $4.0 million included foreclosed properties of $1.7 million and a $2.0 million investment in income-producing property. The decrease from December 31, 1996 is principally due to the sale of a single property comprising over 1800 acres in King George County and which had been carried at $1.9 million.

                                  June 30,    December 31,   June 30,
                                    1997         1996          1996
                                    -----        ----          ----
Non-accrual loans                 $  284       $  420        $  954
Foreclosed properties              1,779        4,056         3,976
Real estate investment             2,017        2,970           --
                                   ------      ------        ------
Non-performing assets             $4,080       $7,446        $4,930
                                  ======       ======        ======

Allowance for loan losses         $4,297       $4,388        $4,276
Allowance as % of total loans       1.16%        1.25%         1.23%

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

At June 30, 1997, the Company's ratio of total capital to risk-weighted assets was 15.59% and its ratio of Tier 1 capital to risk-weighted assets was 14.56%. Both ratios exceed the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at June 30, 1997:

      Tier 1 capital                                 $ 60,803
      Tier 2 capital                                 $  4,296
      Total risk-based capital                       $ 65,099
      Total risk-weighted assets                     $417,668

      Capital Ratios:

           Tier 1 risk-based capital ratio      14.56%
           Total risk-based capital ratio       15.59%
           Leverage ratio (Tier I capital to
                average adjusted total assets)  10.91%
           Equity to assets ratio               10.95%

      The Company's book value per share at June 30, 1997 was $17.42. Dividends to stockholders are typically declared and paid semi-annually in June and December.

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

      At June 30, 1997, cash, interest-bearing deposits in other banks, federal funds sold, securities available for sale and loans maturing or repricing in one year were 58.7% of total earning assets. At June 30, 1997 approximately $145.0 million or 39.1% of total loans would mature or reprice within the next year. The Company utilizes federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, in addition to deposits, to fund the growth in its loan portfolio, and to fund securities purchases, periodically in wholesale leverage transactions.

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

                                   Union Bankshares Corporation
                                           (Registrant)




      August 14, 1996              s/  G. William Beale
      -----------------          ------------------------------
           (Date)                  G. William Beale,
                                   President, Chief Executive Officer
                                       and Director

      August 14, 1996              s/  D. Anthony Peay
     ------------------          ----------------------
           (Date)                  D. Anthony Peay,
                                   Vice President and Chief Financial Officer

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES

                                Index to Exhibits

                            Form 10-Q / June 30, 1997

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