Form 10-Q
period 1997-09-30
UNION BANKSHARES CORP
filed 1997-11-14
CIK 883948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

      As of September 30, 1997, Union Bankshares Corporation had 3,571,492 shares of Common Stock outstanding.

                          UNION BANKSHARES CORPORATION
                                    FORM 10-Q
                               September 30, 1997

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                           Page

Item 1.    Financial Statements

      Consolidated Balance Sheets as of September 30, 1997
           and December 31, 1996.......................................... 1

      Consolidated Statements of Income for the
           three- and nine-months ended September 30, 1997 and 1996....... 2

      Consolidated Statements of Cash Flows for the
           three- and nine-months ended September 30, 1997 and 1996....... 3

      Notes to Consolidated Financial Statements.......................... 4

Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of  Operations.............5-13


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K................................ 14

Signatures............................................................... 14

Index to Exhibits........................................................ 15

 PART 1 - FINANCIAL INFORMATION
 Item 1.     Financial Statements

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)

                                                                                    September 30,  December 31,     September 30,
 ASSETS                                                                                1997            1996             1996

 Cash and cash equivalents:
      Cash and due from banks                                                   $      21,749  $        19,333  $      17,876
      Interest-bearing deposits in other banks                                            808            1,016          1,264
      Federal funds sold                                                                4,004            2,104          5,734
                                                                                  ------------   --------------   ------------

             Total cash and cash equivalents                                           26,561           22,453         24,874
                                                                                  ------------   --------------   ------------

 Securities available for sale, at fair value                                         138,047          129,268        126,901
 Investments securities,
      fair value of $10,376 and $11,689 and $12,176, respectively                      10,150           11,423         11,938
                                                                                  ------------   --------------   ------------
             Total securities                                                         148,197          140,691        138,839
                                                                                  ------------   --------------   ------------

 Loans, net of unearned income                                                        384,790          352,277        351,376
      Less allowance for loan  losses (note 2)                                          4,438            4,388          4,309
                                                                                  ------------   --------------   ------------

             Net loans                                                                380,352          347,889        347,067
                                                                                  ------------   --------------   ------------

 Bank premises and equpiment, net                                                      16,470           14,221         13,881
 Other real estate owned                                                                2,535            4,056          4,059
 Other assets                                                                           8,859           11,583         11,725
                                                                                  ------------   --------------   ------------

             Total assets                                                       $     582,974  $       540,893  $     540,445
                                                                                  ============   ==============   ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Non-interest-bearing demand deposits                                           $      58,410  $        55,005  $      62,971
 Interest-bearing deposits:
      Savings accounts                                                                 46,900           54,364         58,723
      NOW accounts                                                                     60,590           49,834         43,387
      Money market accounts                                                            49,199           54,431         53,519
      Time deposits of $100,000 and over                                               58,882           51,812         43,244
      Other time deposits                                                             194,636          174,161        177,558
                                                                                  ------------   --------------   ------------

             Total interest-bearing deposits                                          410,207          384,602        376,431
                                                                                  ------------   --------------   ------------

             Total deposits                                                           468,617          439,607        439,402
                                                                                  ------------   --------------   ------------

 Short-term borrowings                                                                 21,279           27,403         28,850
 Long-term borrowings                                                                  23,745           11,125         11,125
 Other liabilities                                                                      4,995            4,192          3,886
                                                                                  ------------   --------------   ------------

             Total liabilities                                                        518,636          482,327        483,263
                                                                                  ------------   --------------   ------------
 Stockholders' equity:
      Common stock, $4 par value.  Authorized 12,000,000 shares;
          issued and outstanding, 3,571,475 and 3,566,915 shares, respectively         14,286           14,267         14,251
      Surplus                                                                             248              160             84
      Retained earnings                                                                48,461           43,863         43,414
      Unrealized gains on securities available for sale, net of taxes                   1,343              276           (567)
                                                                                  ------------   --------------   ------------

             Total stockholders' equity                                                64,338           58,566         57,182
                                                                                  ------------   --------------   ------------
 Commitments and contingencies
             Total liabilities and stockholders' equity                         $     582,974  $       540,893  $     540,445
                                                                                  ============   ==============   ============

 See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                             (Dollars in thousands)

                                                                  Quarter Ended                Nine Months Ended
                                                                  September 30,                  September 30,
                                                                -----------------              -----------------
                                                                1997         1996              1997       1996
                                                                ----         ----              ----       -----
 Interest income:
   Interest and fees on loans                                   $ 9,037   $  8,216            $ 25,561  $ 24,046
   Interest on securities:
     U.S. Government agencies and corpor                            674        911               2,501     2,796
     States and political subdivisions                              972        896               2,921     2,707
     Other securities                                               618        342               1,177       631
   Interest on Federal funds sold                                   118         95                 222       239
   Interest on interest-bearing deposits                              8         23                  33        27
                                                                --------  ---------            -------- --------
         Total interest income                                   11,427     10,456              32,415    30,446
                                                                --------  ---------            -------- --------

 Interest expense:
   Interest on deposits                                           4,736      4,395              13,637    13,047
   Interest on other borrowings                                     561        583               1,678     1,450
                                                                --------  ---------            -------- --------

         Total interest expense                                   5,297      4,978              15,315    14,497
                                                                --------  ---------            -------- --------

         Net interest income                                      6,130      5,478              17,100    15,949

 Provision for loan losses (note 2)                                 310        242                 730       563
                                                                --------  ---------            -------- --------

         Net interest income after provision
             for loan losses                                      5,820      5,236              16,370    15,386
                                                                --------  ---------            -------- --------

 Other income:
   Service fees                                                     782        628               2,184     1,904
   Gains (losses) on sale of securities                             (10)         6                   3       (97)
   Gains (losses) on sales of other real estate owned
     and bank premises, net                                          16          4                 424        68
   Other operating income                                           171        113                 539       649
                                                                --------  ---------            -------- --------

         Total other income                                          959       751                3,150    2,524
                                                                --------  ---------            -------- --------
 Other expenses:
   Salaries and benefits                                           2,229     1,919                6,310    5,579
   Occupancy expenses                                                264       197                  800      637
   Furniture and equipment expenses                                  293       327                1,039      788
   FDIC assessments                                                   26         3                   53        5
   Other operating expenses                                        1,409     1,250                3,807    3,441
                                                                --------  ---------            -------- --------
         Total other expenses                                      4,221     3,696               12,009   10,450
                                                                --------  ---------            -------- --------

 Income before income taxes                                        2,558     2,291                7,511    7,460
 Income tax expense                                                  615       547                1,629    1,663
                                                                --------  ---------            -------- --------
         Net income                                              $ 1,943   $ 1,744              $ 5,882  $ 5,797
                                                                --------  ---------            -------- --------
                                                                --------  ---------            -------- --------
 Net income per share of common stock                           $   0.54   $  0.49              $  1.65  $  1.63
                                                                --------  ---------            -------- --------
                                                                --------  ---------            -------- --------

 Cash dividends per share of common stock                       $     -    $     -              $  0.36  $  0.30
                                                                --------  ---------            -------- --------
                                                                --------  ---------            -------- --------



 See accompanying notes to consolidated financial statements.

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1997 and 1996
                             (Dollars in thousands)


                                                                          1997            1996
                                                                          ----            ----
Operating activities:
    Net income                                                      $        5,882  $        5,797
    Adjustments to reconcile net income to net cash and
       cash equivalents provided by operating activities:
          Depreciation of bank premises and equipment                        1,093             645
          Provision for loan losses                                            730             563
          (Gains) losses on sales of securities available for sale              (3)             66
          (Gains) losses on sale of other real estate owned                   (423)              1
          Other, net                                                         1,749             232
                                                                       ------------    ------------

                 Net cash and cash equivalents provided
                     by operating activities                                 9,028           7,304
                                                                       ------------    ------------

Investing activities:
    Net (increase) decrease in securities                                   (7,628)          2,760
    Net (increase) decrease in loans                                       (33,668)        (24,558)
    Acquisition of bank premises and equipment                              (3,342)         (3,740)
    Proceeds from sales of other real estate owned                           5,389             106
                                                                       ------------    ------------

                 Net cash and cash equivalents used in
                     investing activities                                  (39,249)        (25,432)
                                                                       ------------    ------------

Financing activities:
    Net increase (decrease) in non-interest-bearing deposits                 3,405          13,066
    Net increase (decrease) in interest-bearing deposits                    25,605          10,581
    Net  increase (decrease) in short-term borrowings                       (6,124)         (2,258)
    Purchase of common stock                                                   (39)              -
    Cash dividends paid                                                     (1,138)           (858)
    Proceeds from long-term borrowings                                      12,800               -
    Repayment of long-term borrowings                                         (180)           (150)
                                                                       ------------    ------------

                 Net cash and cash equivalents provided by
                     financing activities                                   34,329          20,381
                                                                       ------------    ------------

Increase (decrease) in cash and cash equivalents                             4,108           2,253
Cash and cash equivalents at beginning of period                            22,453          15,623
                                                                       ------------    ------------

Cash and cash equivalents at end of period                          $       26,561  $       17,876
                                                                       ============    ============

See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997


1.   ACCOUNTING POLICIES

      The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

      The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

      These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders. Certain previously reported amounts have been reclassified to conform to current period presentation.


2.   ALLOWANCE FOR LOAN LOSSES

      The following summarizes activity in the allowance for loan losses for the nine months ended September 30, (in thousands):

                                                      1997                1996
                                                    -------             --------
           Balance,  January 1                      $ 4,388              $4,060
           Provisions charged to operations             730                 563
           Recoveries credited to allowance             150                 363
           Loans charged off                           (829)               (677)
                                                    -------             --------
           Balance, September 30                    $ 4,439             $ 4,309
                                                    =======             ========




3.    EARNINGS PER SHARE

      Earnings per share outstanding has been computed by dividing net income by the weighted average number of shares outstanding for the period. Weighted average shares used for the computation were 3,571,492 and 3,567,049 for the three months ended September 30, 1997 and 1996 and 3,568,322 and 3,563,953 for the nine months ended September 30, 1997 and 1996.

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

      The Company's primary trade area stretches from Fredericksburg, south to Hanover County and east to the Northern Neck area of Virginia. The Corporate Headquarters are located in Bowling Green, Virginia. Through its banking subsidiaries, the Company operates 19 branches in its primary trade area. On October 21, 1997, the Company announced it had entered into an agreement to purchase seven Signet Bank branches in the Northern Neck. As a condition of regulatory approval the Company will have to divest of two branches due to market concentration issues. It is anticipated that this transaction will be completed on or before February 13, 1998.

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

Results of Operations

      Net income for the third quarter of 1997 was $1.9 million, up from $1.7 million for the same period in 1996. Earnings per share amounted to $.54 in the third quarter of 1997 as compared to $.49 in the third quarter of 1996. The Company's annualized return on assets for the third quarter of 1997 was 1.34% as compared to 1.31% a year ago. The Company's annualized return on equity totaled 12.19% and 12.39% for the three months ended September 30, 1997 and 1996, respectively.

      Net income for the first nine months of 1997 totaled $5.9 million, up 1.5% from $5.8 million for the same period in 1996. Earnings per share totaled $1.65 in the first nine months of 1997 as compared to $1.63 in 1996. The Company's annualized return on assets for the first nine months of 1997 was 1.40% as compared to 1.47% a year ago. The Company's annualized return on equity totaled 12.82% and 13.96% for the nine months ended September 30, 1997 and 1996, respectively.

Net Interest Income

      Net interest income on a tax-equivalent basis for the third quarter of 1997 increased by 14.1% to $6.8 million from $5.9 million for the same period a year ago. By managing its interest rate spread and increasing the volume of earning assets over interest-bearing liabilities, the Company has been able to maintain a strong net interest margin. Average earning assets during the third quarter of 1997 increased by $39.6 million to $534.5 million from the third quarter of 1996, while average interest-bearing liabilities grew by $31.1 million to $452.7 million over this same period. The Company's yield on average earning assets was 8.97%, up from 8.74% a year ago, while its cost of average interest-bearing liabilities decreased slightly from 4.68 % to 4.65%.

                          UNION BANKSHARES CORPORATION
Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent
Basis)

                                                                        Three Months Ended September 30,
                                                                   1997                                     1996
                                                    -----------------------------------------------------------------------
                                                                    Interest                                 Interest
                                                       Average      Income/          Yield/   Average        Income/
                                                       Balance      Expense           Rate    Balance        Expense
                                                    -----------------------------------------------------------------------
                                                                                                  (Dollars in thousands)

Assets:
Securities:
      Taxable . . . . . . . . . . . . . . . . . . . . .  $ 81,138      $ 1,333       6.52%   $ 71,006       $ 1,157
      Tax-exempt(1) . . . . . . . . . . . . . . . .        65,969        1,330       8.00%     66,381         1,415
                                                       ---------------------------           -----------------------
            Total securities . . . . . . . . . . . . .    147,107        2,663       7.18%    137,387         2,572
Loans, net. . . . . . . . . . . . . . . . . . . . . .     376,543        9,037       9.52%    348,841         8,210
Federal funds sold . . . . . . . . . . . . . . .           10,316          118       4.54%      7,482           103
Interest-bearing deposits                                       -            -                      -             -
      in other banks . . . . . . . . . . . . . . . .          508            8       6.25%      1,187            15
                                                    ---------------------------              -----------------------
            Total earning assets . . . . . . . .          534,474     $ 11,826       8.78%    494,897      $ 10,900
                                                                  -------------                       --------------
Allowance for loan losses . . . . . . . . . .              (4,417)                             (4,387)
Total non-earning assets . . . . . . . . .                 43,843                              44,812
                                                    --------------                           ---------
Total assets . . . . . . . . . . . . . . . . . . .      $ 573,900                           $ 535,322
                                                    ==============                          ==========

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking . . . . . . . . . . . . . . . . . . . .   $ 60,012        $ 405       2.68%   $ 48,418         $ 302
      Regular savings . . . . . . . . . . . . . . .        46,494          358       3.05%     56,738           511
      Money market savings . . . . . . . . . .             49,285          425       3.42%     53,857           439
Certificates of deposit:
      $100,000 and over . . . . . . . . . . . . . .        57,875          780       5.35%     50,893           652
      Under $100,000 . . . . . . . . . . . . . . .        193,740        2,767       5.67%    171,707         2,483
                                                    ---------------------------              -----------------------
            Total interest-bearing
                deposits . . . . . . . . . . . . . . . .  407,406        4,735       4.61%    381,613         4,387
Other borrowings . . . . . . . . . . . . . . . . .         45,328          561       4.91%     39,986           581
                                                    ---------------------------              -----------------------
            Total interest-bearing
                liabilities . . . . . . . . . . . . . . . 452,734        5,296       4.64%    421,599         4,968
                                                                  -------------                       --------------

Non-interest bearing liabilities:
      Demand deposits . . . . . . . . . . . . . .          56,141                              54,732
      Other liabilities . . . . . . . . . . . . . . . .     4,719                               4,391
                                                    --------------                     ---------------
            Total liabilities . . . . . . . . . . . . .   513,594                             480,722
Stockholders' equity . . . . . . . . . . . . . .           60,306                              54,600
                                                    --------------                     ---------------
Total liabilities and
      stockholders' equity . . . . . . . . . . .        $ 573,900                           $ 535,322
                                                    ==============                     ===============

Net interest income . . . . . . . . . . . . . .                        $ 6,530                              $ 5,932
                                                                  =============                       ==============

Interest rate spread . . . . . . . . . . . . . . .                                   4.14%
Interest expense as a percent
      of average earning assets . . . . . . . . .                                    3.93%
Net interest margin                                                                  4.85%
                               Three Months Ended September 30,


                                                        1995
                          -----------------------------------------------
                                                       Interest
                           Yield/        Average        Income/   Yield/
                            Rate         Balance        Expense    Rate
                          -----------------------------------------------
Assets:
Securities:
      Taxable . . . . . . . . . . . . . . .  6.46%    $ 74,985       $ 1,198        6.34%
      Tax-exempt(1) . . . . . . . . . . . .  8.46%      62,114         1,234        7.88%
                                             ------   -----------------------
            Total securities . . . . . . .   7.43%     137,099         2,432        7.04%
Loans, net. . . . . . . . . . . . . . . . .  9.34%     315,593         7,595        9.55%
Federal funds sold . . . . . . . . . . . .   5.46%       5,347            97        7.20%
Interest-bearing deposits                                                  -
      in other banks . . . . . . . . . . .   5.01%         274             8       11.58%
                                                      ---------------------------
            Total earning assets . . . . .   8.74%     458,313      $ 10,132        8.77%
                                                               --------------
Allowance for loan losses . . . . . . . . .             (4,454)
Total non-earning assets . . . . . . . . .              35,935
                                                    -----------
Total assets . . . . . . . . . . . . . . .           $ 489,794
                                                    ===========

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking . . . . . . . . . . . . . .   2.47%    $ 43,179         $ 288        2.65%
      Regular savings . . . . . . . . . . .  3.57%      56,304           525        3.70%
      Money market savings . . . . . . . .   3.23%      57,163           482        3.35%
Certificates of deposit:
      $100,000 and over . . . . . . . . . .  5.08%      42,000           608        5.74%
      Under $100,000 . . . . . . . . . . .   5.74%     161,978         2,346        5.75%
                                                    -----------------------------
            Total interest-bearing
                deposits . . . . . . . . .   4.56%     360,624         4,249        4.67%
Other borrowings . . . . . . . . . . . . .   5.76%      27,446           386        5.58%
                                                    -----------------------------
            Total interest-bearing
                liabilities . . . . . . . .  4.68%     388,070         4,635        4.74%
                                                               --------------

Non-interest bearing liabilities:
      Demand deposits . . . . . . . . . . .             48,179
      Other liabilities . . . . . . . . . .              4,094
                                               ----------------
            Total liabilities . . . . . . .            440,343
Stockholders' equity . . . . . . . . . . .              49,451
                                               ----------------
Total liabilities and
      stockholders' equity . . . . . . . .           $ 489,794
                                               ================

Net interest income . . . . . . . . . . . .                          $ 5,497
                                                               ==============

Interest rate spread . . . . . . . . . . .   4.06%                                  4.03%
Interest expense as a percent
      of average earning assets . . . . . .  3.98%                                  4.01%
Net interest margin                          4.76%                                  4.76%





(1) Income and yields are reported on a taxable equivalent basis.

        COMBINED

The following table presents the Company's interest sensitivity position at September 30, 1997. This one-day position, which is continually changing, is not necessarily indicative of the Company's position at any other time.



                                                                      Interest Sensitivity Analysis
                                                                            September 30, 1997
                                               --------------------------------------------------------------------------------
                                               Within           90-365            1-5              Over
                                               90 Days           Days            Years           5 Years            Total
                                               -----------  ---------------  ---------------  ---------------  ----------------
                                                                              (In thousands)
Earning Assets:
     Loans, net of unearned income (3) . . . .   $ 74,539         $ 48,639        $ 138,051        $ 121,237         $ 382,466
     Investment securities . . . . . . . . . .        315              578            8,015            1,242            10,150
     Securities available for sale. . . . . . .     6,532           11,584           35,045           84,886           138,047
     Federal funds sold . . . . . . . . . . . .     4,004                -                -                -             4,004
     Other short-term investments . . . . . . .       808                -                -                -               808
                                               -----------  ---------------  ---------------  ---------------  ----------------

     Total earning assets . . . . . . . . . . .    86,198           60,801          181,111          207,365           535,475
                                               -----------  ---------------  ---------------  ---------------  ----------------

Interest-Bearing Liabilities:
     Interest checking (2) . . . . . . . . . .          -              506           60,084                -            60,590
     Regular savings (2) . . . . . . . . . . .      4,815            1,934           40,151                -            46,900
     Money market savings . . . . . . . . . . .    48,317              192              690                -            49,199
     Certificates of deposit:
        $100,000 and over . . . . . . . . . . .    15,765           27,906           15,211                -            58,882
        Under $100,000 . . . . . . . . . . . .     39,727          102,605           52,304                -           194,636
     Short-term borrowings. . . . . . . . . . .    16,679            4,600                -                -            21,279
     Long-term borrowings . . . . . . . . . . .        30              120           16,455            7,140            23,745
                                               -----------  ---------------  ---------------  ---------------  ----------------
     Total interest-bearing
        liabilities . . . . . . . . . . . . . .   125,333          137,863          184,895            7,140           455,231
                                               --------------------------------------------------------------------------------

     Period gap . . . . . . . . . . . . . . . ..  (39,135)         (77,062)          (3,784)         200,225
     Cumulative gap . . . . . . . . . . . . . . $ (39,135)      $ (116,197)      $ (119,981)        $ 80,244          $ 80,244
                                               ===========  ===============  ===============  ===============  ================

     Ratio of cumulative gap to
        total earning assets . . . . . . . . .      -7.31%          -21.70%          -22.41%           14.99%
                                               ===========  ===============  ===============  ===============

(1) The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.
(2) The Company has found that interest-bearing checking deposits and regular savings deposits are not sensitive to changes in related market rates and therefore, it has placed them predominantly in the "1-5 Years" column.
(3) Excludes non-accrual loans


INTERNAL NOTE: Due to differences in the grouping of g/l accounts, the initial GAP table above contained immaterial differences compared to the balance sheet; differences have been adjusted to the 1-5 year category.

Provision for Possible Loan Losses

      The provision for possible loan losses totaled $310,000 for the third quarter of 1997, up from $242,000 for the third quarter of 1996. The provision for the first nine months of 1997 totaled $730,000, up from $563,000 a year ago. These provisions reflect increased charge-offs, principally in the consumer loan portfolio and management's assessment of the credit risk in the portfolio. (See Asset Quality)


Non-Interest Income

      Non-interest income for the third quarter of 1997 totaled $959,000 up from $751,000 a year ago. Over the first nine months of 1997 non-interest income totaled $3.2 million up from $2.5 million a year ago. The nine-month total reflects $424,000 in gains on sales of real estate owned including $299,000 in the second quarter. The second quarter of 1996 included approximately $261,000 in proceeds from life insurance. The remaining increase in non-interest income is due to increases in service fees on deposit accounts, increases in other service fees and increased brokerage commissions. Management continues to seek additional sources of non-interest income, including increased emphasis on its credit card operations, mortgage banking activities and discount brokerage services.


Non-Interest Expense

      Non-interest expense increased by 14.2% for the third quarter of 1997, totaling $4.2 million as compared to $3.7 million for the quarter ended September 30, 1996. Personnel costs comprised much of this change, increasing approximately 16.2% over the third quarter of 1996.

Non-interest expense for the first nine months of 1997 increased by 14.9% over 1996 levels for the same period. Much of these costs are attributable to infrastructure associated with the consolidation of certain functions and the development and introduction of new products and delivery systems, which are expected to enhance future earnings through increased revenue and/or improved efficiencies. Over the period from November 1996 to July 1997 the Company consolidated its data processing operations for all subsidiaries to a single in-house system. The personnel, equipment and other costs associated with these conversions are reflected in 1997 results. Management expects to begin to realize increased operating efficiencies through improved access to information and economies of scale beginning in early 1998.

The Company continues to stress budgetary expense controls and operates at considerably more efficient levels than its peers, as measured by the efficiency ratio (ratio of non-interest expenses to net interest income plus non-interest income). For the first nine months of 1997 the Company's efficiency ratio was 57.1%.


Financial Condition

      Total assets as of September 30, 1997 were $583.0 million, an increase of 7.8% from $540.9 million at December 31, 1996 and 7.9% from $540.4 million at September 30, 1996. Asset growth continued to be fueled by steady loan demand, as loans totaled $384.8 million at

September 30, 1997, an increase of 9.2% from $352.3 million at December 31, 1996, and 9.5% from $351.4 million at September 30, 1996. Stockholders' equity totaled $64.3 million at September 30, 1997 which represents a book value of $
18.01 per share.

      Deposit growth, though outpaced by loan growth, remained steady. Total deposits at September 30, 1997 were $468.6 million, up 6.6% from $439.6 million at December 31, 1996 and 6.7% from $439.4 million a year earlier. Other borrowings totaled $45.0 million a 16.9% increase over $38.5 million at the end of 1996 and a 12.6% increase from $40.0 million at September 30, 1996. The Company continues to utilize other borrowings to supplement deposit growth and, periodically, in wholesale leverage transactions. These wholesale leverage transactions are typically executed at spreads of approximately 150 to 200 basis points and, although they may negatively impact the Company's net interest margin, they have a positive effect on earnings and return on equity.

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

      The allowance for loan losses totaled $4.4 million at September 30, 1997 or 1.15% of total loans, as compared to 1.25% at December 31, 1996 and 1.23% at September 30, 1996. At September 30, 1997, non-performing assets of $5.0 million included foreclosed properties of $1.2 million and a $1.40 million investment in income-producing property. The decrease from December 31, 1996 is principally due to the sale of a single property comprising over 1800 acres in King George County and which had been carried at $1.9 million and continuing sales of homes which comprise the aforementioned income-producing property.

                                  September 30,    December 31,    September 30,
                                     1997              1996            1996
                                  ------------     ------------    -------------
 Non-accrual loans                  $2,324           $   420          $   477
 Foreclosed properties               1,151             4,056            4,059
 Real estate investment              1,384             2,970                -
                                  ------------     ------------    -------------
 Non-performing assets              $4,859            $7,446           $4,536
                                  ------------     ------------    -------------
                                  ------------     ------------    -------------

 Allowance for loan losses          $4,439            $4,388           $4,309
 Allowance as % of total loans        1.15%             1.25%            1.23%

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

      At September 30, 1997, the Company's ratio of total capital to risk-weighted assets was 16.04% and its ratio of Tier 1 capital to risk-weighted assets was 14.98%. Both ratios exceed the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at September 30, 1997:

      Tier 1 capital                                 $ 62,752
      Tier 2 capital                                 $  4,438
      Total risk-based capital                       $ 67,190
      Total risk-weighted assets                     $418,847

      Capital Ratios:
           Tier 1 risk-based capital ratio              14.98%
           Total risk-based capital ratio               16.04%
           Leverage ratio (Tier I capital to
                average adjusted total assets)          10.94%
           Equity to assets ratio                       10.81%

      The Company's book value per share at September 30, 1997 was $18.01. Dividends to stockholders are typically declared and paid semi-annually in June and December. On October 27, 1997, a dividend was declared of $0.38 per share payable on December 1, 1997 to shareholders of record as of November 21, 1997. Total dividends for 1997 amount to $0.72.

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

      At September 30, 1997, cash, interest-bearing deposits in other banks, federal funds sold, securities available for sale and loans maturing or repricing in one year were 53.7% of total earning assets. At September 30, 1997 approximately $123.2 million or 32.0% of total loans would mature or reprice within the next year. The Company utilizes federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, in addition to deposits, to fund the growth in its loan portfolio, and to fund securities purchases, periodically in wholesale leverage transactions.

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

                                                Union Bankshares Corporation
                                                 ---------------------------
                                                          (Registrant)


      November 14, 1997                            /s/  G. William Beale
 ---------------------------                     ---------------------------
           (Date)                                 G. William Beale,
                                                  President, Chief Executive
                                                  Officer and Director


       November 14, 1997                          /s/  D. Anthony Peay
---------------------------                      ---------------------------
           (Date)                                 D. Anthony Peay,
                                                  Vice President and Chief
                                                  Financial Officer

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                                Index to Exhibits
                         Form 10-Q / September 30, 1997


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