Form 10-K
period 1997-12-31
UNION BANKSHARES CORP
filed 1998-03-31
CIK 883948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997          Commission File No. 0-20293

                          UNION BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

        Virginia                                                  54-1598552
(State of Incorporation)                                       (I.R.S. Employer
                                                                   I.D. No.)

                              211 North Main Street
                                  P.O. Box 446
                          Bowling Green, Virginia 22427
                    (Address of principal executive officers)

                                 (804) 633-5031
                         (Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON
   STOCK, $4 PAR VALUE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     X  Yes           No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

      The Aggregate Market Value of the Voting Stock Held by Nonaffiliates of the Registrant was $151,977,323 as of February 27, 1998.

      As of February 27, 1998, Union Bankshares Corporation had 3,575,937 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated into Part II of this Form 10-K and portions of the Proxy Statement for the 1998 annual meeting are incorporated into Part III.

                          UNION BANKSHARES CORPORATION
                                    FORM 10-K
                                      INDEX
                                      -----

                                     PART 1
                                                                          Page
                                                                          ----

Item 1.         Business..............................................     1
Item 2.         Properties............................................     7
Item 3.         Legal Proceedings.....................................     8
Item 4.         Submission of Matters to a Vote of
                Security Holders......................................     8

                                    PART II

Item 5.         Market for the Common Equity and
                      Related Stockholder Matters.....................     9
Item 6.         Selected Financial Data...............................     9
Item 7.         Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations...................................    10
Item 7a.        Market Risk...........................................    10
Item 8.         Financial Statements and
                      Supplementary Data..............................    14
Item 9.         Changes in and Disagreements with
                      Accountants on Accounting and
                      Financial Disclosure............................    14

                                    PART III

Item 10.   Directors and Executive Officers..........................     14
Item 11.   Executive Compensation....................................     15
Item 12.   Security Ownership of Certain Beneficial
                      Owners and Management..........................     15
Item 13.   Certain Relationships and Related
                      Transactions...................................     15

                                    PART IV

Item 14.   Exhibits, Financial Statements Schedules
                      and Reports on Form 8-K.......................      16

                                     PART I

Item 1. - Business

GENERAL

Union Bankshares Corporation (the "Company") is a multi-bank holding company organized under Virginia law which is headquartered in Bowling Green Virginia. The Company is committed to the delivery of financial services through its affiliated community banks, Union Bank & Trust Company ("Union Bank"), Northern Neck State Bank ("Northern Neck Bank"), King George State Bank ("King George Bank") (Collectively, the "Subsidiary Banks") and two non-bank financial services affiliates, Union Investment Services, Inc. ("Union Investment") and Union Mortgage Company, LLC.

      The Company was formed in connection with the July 12, 1993 merger of Northern Neck Bankshares Corporation with and into Union Bancorp, Inc. to form Union Bankshares Corporation. On September 1, 1996, King George State Bank also became a wholly-owned subsidiary of the Company.

      Each of the Subsidiary Banks is a full service retail commercial bank offering a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, commercial, industrial, residential mortgage and consumer loans. The Subsidiary Banks also issue credit cards and can deliver automated teller machine services through the use of reciprocally shared ATMs in the MOST, CIRRUS and PLUS networks.

      Union Bank & Trust Company had assets of $392 million, deposits of $306 million and shareholders' equity of $39 million at December 31, 1997. The bank was organized and chartered under the laws of Virginia in 1902. Union Bank's primary trade area is Caroline County, Hanover County, King William County, Spotsylvania County, Stafford County and the City of Fredericksburg, Virginia. In addition to its main office located in Bowling Green, Virginia, Union Bank operated thirteen other branches in its primary trade area at year end. Union Bank added a fourteenth branch at Brock Road and Route 3 in Fredericksburg in January 1998.

      Northern Neck State Bank was organized and chartered under the laws of Virginia in 1909. As of December 31, 1997, Northern Neck State Bank had assets of $148 million, deposits of $122 million, and shareholders' equity of $19 million. Northern Neck State Bank primarily serves the Northern Neck area of the State of Virginia, in a trade area which encompasses the counties of Richmond, Westmoreland, Essex and Northumberland. In addition to its main office, the Bank operated four branches in its primary trade area at year end. In February 1998, Northern Neck Bank established four additional branch offices in its market area in connection with
the   purchase  by  the  Company of former   Signet   Bank   branches.   See
"Acquisition Program--Branch  Purchase."

      King George State Bank had assets of $51 million, deposits of $44 million and shareholders' equity of $35 million on December 31, 1997. The bank was organized and chartered under the laws of Virginia in 1973 and in 1997 operated from a single location in King George County. King George State Bank's primary trade area is King George County and extends into Fredericksburg, Virginia. In February 1998, King George Bank established one new branch office in its market area in connection with the purchase by the Company of former Signet Bank branches. See "Acquisition Program--Branch Purchase."

      Union Investment has provided securities brokerage and investment advisory services since February, 1993. It is a full service discount brokerage company which offers a full range of investment services, and sells mutual funds, bonds and stocks.

      Union Mortgage Company, LLC, a mortgage loan brokerage company, began operations on January 1, 1997, and provides a wide array of mortgage products to customers in the service areas of the subsidiary banks.


ACQUISITION PROGRAM


      The Company looks to expand its market area and increase its market share through both internal growth and strategic acquisitions. In early 1998, the Company engaged in the following acquisition transactions:

Branch Purchase On February 17, 1998, Northern Neck Bank and King George Bank acquired certain assets and assumed certain deposit and other liabilities relating to five former branch offices of First Union National Bank (successor by merger with Signet Bank) (the "Branch Transaction"). In the aggregate, the affiliate banks assumed total net deposit of $60.0 million. The Branch Transaction was consummated pursuant to a Purchase and Assumption Agreement, dated as of October 21, 1997, by and between Signet Bank and the Company (the "Agreement").

       According to the Agreement, the Company's subsidiary banks were to acquire certain assets and assume certain deposit and other liabilities relating to seven (and not five) branch offices of Signet Bank. However, because of market concentration restrictions placed on the transaction by federal regulators, two of the branch offices (Warsaw and Montross, Virginia) that were to be acquired by Northern Neck State Bank were sold to Bank of Lancaster, Kilmarnock, Virginia, immediately following the closing of the Branch Transaction pursuant to a Purchase and Assumption Agreement, dated as of November 17, 1997, between Northern Neck and Bank of Lancaster.

Acquisition of Rappahannock Bankshares. On February 25, 1998, the Company entered into an Agreement and Plan of Reorganization with Rappahannock Bankshares, Inc (Rappahannock) and (the "Agreement"). According to the Agreement, Rappahannock will merge with and into the Company and Rappahannock National Bank will operate as a subsidiary bank of the Company. The Company presently contemplates consummating the transaction on July 1, 1998, subject to applicable shareholder and regulatory approvals. At December 31, 1997, Rappahannock had $20 million in total assets.


COMPETITION

      The Company experiences competition in all aspects of its business. In its market area, the Company competes with large regional financial institutions, savings and loans and other independent community banks, as well as credit unions, mutual funds and life insurance companies. Competition has also increasingly come from out-of-state banks through their acquisitions of Virginia-based banks. Competition for deposits and loans is affected by factors such as interest rates offered, the number and location of branches and types of products offered, as well as the reputation of the institution.

SUPERVISION AND REGULATION

      Bank holding companies and banks are extensively regulated under both federal and state law. The following description briefly discusses certain provisions of federal and state laws and certain regulations and proposed regulations and the potential impact of such provisions on the Company and its subsidiary banks, Union Bank, Northern Neck Bank and King George Bank.

Bank Holding Companies

       As a bank holding company registered under the Bank Holding Company Act of 1956 the "BHCA"), the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The
Federal Reserve Board  has  jurisdiction   under  the  BHCA  to  approve any
bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

      Since September 1995, the BHCA has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain condition, including nationwide and state imposed concentration limits. Banks are also able to branch across state lines, provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Virginia has adopted legislation that permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based.

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

Capital Requirements

      The Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and each of the Subsidiary Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 1997 were 15.56% and 16.68%, respectively, exceeding the minimum requirements.

      In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 3% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The leverage ratio of the Company as of December 31, 1997, was 11.27%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.


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

      As an institution with deposits insured by the BIF, the Bank also is subject to insurance assessments imposed by the FDIC. The FDIC has implemented a risk-based assessment schedule, imposing assessments ranging from 0.0% to 0.27% of an institution's average assessment base. The actual assessment to be paid by each BIF member is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In 1997, the Subsidiary Banks paid $67,000 in deposit insurance premiums.


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


Item 2. - Properties

      The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The main office is located at 212 N. Main Street, Bowling Green, Virginia, in a building owned by the Company. The Company's subsidiaries own or lease various other offices in the counties and cities in which they operate. Northern Neck State Bank has its main office in Warsaw, Virginia and operates four branches; Union Bank has its main office in Bowling Green, Virginia and operates 13 branches at 1997 year end. At year end, King George Bank operated out of a single location in King George, Virginia. Union Investment's office is located in Bowling Green, Virginia. See Notes to Consolidated Financial Statements for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

      On February 17, 1998, the Company acquired five former branch offices of Signet Bank, four of which were allocated to Northern Neck Bank and the remaining branch to King George Bank. See "Item 1--Business--Acquisition Program."

The properties on the following page are those owned or leased by the Company and its subsidiaries as of December 31, 1997.

                           Locations
                           ---------

Corporate Headquarters
      212 North Main Street, Bowling Green, Virginia

Banking Offices - Union Bank & Trust Company
      211 North Main Street, Bowling Green, Virginia
      Route 1, Ladysmith, Virginia
      Route 301, Port Royal, Virginia
      4540 Lafayette Boulevard, Fredericksburg, Virginia
      Route 1 & Ashcake Road, Ashland, Virginia
      4210 Plank Road, Fredericksburg, Virginia
      10415 Courthouse Road, Fredericksburg, Virginia
      10469 Atlee Station Road, Ashland, Virginia
      700 Kenmore Avenue, Fredericksburg, Virginia
      Route 360, Manquin, Virginia
      9534 Chamberlayne Road, Mechanicsville, Virginia
      Cambridge & Layhill Road, Falmouth, Virginia
      Massaponax Church Road & Route 1, Spotsylvania, Virginia
      Brock Road and Route 3, Fredericksburg, Virginia

Banking Offices - Northern Neck State Bank
      5839 Richmond Road, Warsaw, Virginia
      4256 Richmond Road, Warsaw, Virginia
      Route 3, Kings Highway, Montross, Virginia
      Route 17 & Earl Street, Tappahannock, Virginia
      1660 Tappahannock Blvd, Tappahannock, Virginia

Banking Offices - King George State Bank
      10045 Kings Highway, King George, Virginia

Union Investment Services, Inc.
      111 Davis Court, Bowling Green, Virginia
      10469 Atlee Station Road, Ashland, Virginia

Union Mortgage Company, LLC.
      211 North Main Street, Bowling Green, Virginia

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


                                     PART II

Item 5. - Market for Common Equity and Related Shareholder Matters

      This information is incorporated herein by reference from the inside back cover of Annual Report to Shareholders for the year ended December 31, 1997.


Item 6. - Selected Financial Data

      This information is incorporated herein by reference from the section captioned "Selected Financial Data" on page 2 in the Annual Report to Shareholders for the year ended December 31, 1997.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

      This information is incorporated herein by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 21 in the Annual Report to Shareholders for the year ended December 31, 1997.

Item 7a. - Market Risk

      Market risk is the risk of loss from adverse changes in market prices and rates. The Company's primary market risk is interest rate risk. The main objective of interest rate risk management is to avoid large fluctuations in net interest income from changes in interest rates on interest-sensitive assets and interest-sensitive liabilities. The Asset/Liability Management Committee of the Company ("ALCO") is responsible for monitoring and limiting exposure to interest rate risk. Management uses balance sheet repositioning as a tool to manage interest rate risk. This is accomplished through pricing of asset and liability accounts. The expected result of pricing is the development of appropriate maturity and repricing opportunities in those accounts to produce consistent net interest income during changing interest rate environments. The ALCO also sets policy guidelines and establishes strategies with respect to interest rate exposures. The ALCO meets quarterly to review the Company's interest rate exposure in relation to present and prospective market and business conditions, and reviews balance sheet management strategies intended to ensure the potential impact of changes in interest rates on earnings is within acceptable standards.

      The Company uses three methods to measure interest rate risk; static gap analysis, earnings simulation analysis and market value simulation analysis.

Static Gap Analysis

      Gap analysis measures the amount of repricing risk in the balance sheet. It does this by taking the difference between the amount of rate sensitive assets and rate sensitive liabilities which reprice within a specified time period. This is the least reliable measurement of interest rate risk because it only measures rate sensitive assets minus rate sensitive liabilities at one point in time. It does not reflect the different degrees of rate sensitivity each asset and liability account have. An example of this: If prime rate changes by 100 bps, the interest rate change on a money market account might be 25 bps and that of a certificate of deposit might be 75 bps. The best information obtained from a gap report is the amount of assets or liabilities which can be repriced at any one point in the future, not the degree of rate sensitivity.

      The following table shows the Company's Gap Report over the next five years. To reflect anticipated prepayments, mortgage backed securities are included in the table based on estimated rather than contractual maturity dates.




                                      INTEREST SENSITIVITY ANALYSIS
                                              (in thousands)

                                                            December 31, 1997
                               ----------------------------------------------------------------------------
                                    Within 90        90-365          1-5          Over 5
                                       Days           Days          Years         Years            Total
                               --------------     -----------    ------------   ------------- -------------
Earning Assets:
Loans, net of unearned
income (2)                          $ 87,480          $48,468        $141,747       $115,503      $393,198
Investment securities                    276            1,514           6,799          1,852        10,441
Securities available for
 sale
                                       1,683            6,659          57,111         76,655       142,108
Federal funds sold                       612                -               -              -           612
Other short-term investments
                                         596                -              99              -           695
                               -------------- ---------------- --------------- -------------- -------------

Total Earning Assets                  90,647           56,641         205,756        194,010       547,054
                               ============== ================ =============== ============== =============

Interest-Bearing Liabilities:
Interest checking (1)                 17,242              553          42,215              -        60,010
Regular savings (1)                   18,514            1,714          26,465              -        46,693
Money market savings                  49,481              181             725              -        50,387
Certificates of deposit:
     $100,000 and over                13,703           30,262          14,456              -        58,421
     Under $100,000                   44,709           93,919          57,042              -       195,670
Short-term borrowings                 22,645            4,600               -              -        27,245
Long-term borrowings                       -                -          21,975          1,740        23,715
                               -------------- ---------------- --------------- -------------- -------------

Total Interest-Bearing
Liabilities                          166,294          131,229         162,878          1,740       462,141
                               -------------- ---------------- --------------- -------------- -------------

Period Gap                          (75,647)         (74,588)          42,878        192,270
Cumulative Gap                     $(75,647)       $(150,235)      $(107,357)        $84,913       $84,913
                               ============== ================ =============== ============== =============
Ratio of cumulative gap to
total earning assets                (13.83)%         (27.46)%        (19.62)%         15.52%
                               ============== ================ =============== ============== =============


(1) The Company has determined that interest-bearing checking deposits and regular savings deposits are not sensitive to changes in related market rates and therefore, it has placed them predominately in the "1-5 Years" column.

(2) Excludes non-accrual loans

Earnings Simulation Analysis

      Management uses simulation analysis to measure the sensitivity of net interest income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis.
      Assumptions used in the model include loan and deposit growth rates are derived from seasonal trends and management's outlook as are the assumptions used to project yields and rates for new loans and deposits. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are accounted for in the different rate scenarios.
      The following table represents the interest rate sensitivity on net interest income for the Company using different rate scenarios:

                                                       % Change in
           Change in Prime Rate                      Net Interest Income
           --------------------                      -------------------
              +200 basis points                            +2.17%
              Flat                                             0
              -200 basis points                            -3.17%

Market Value Simulation

      Market value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Market values are calculated based on discounted cash flow analysis. The net market value is the market value of all assets minus the market value of all liabilities. The change in net market value over different rate environments is an indication of the larger term repricing risk in the balance sheet. The same assumptions are used in the market value simulation as in the earnings simulation.

      The following chart reflects the change in net market value over different rate environments:

                                         Change in Net Market Value
Change in Prime Rate                       (dollars in thousands)
--------------------                       ----------------------
+200 basis points                               $-17,608
+100 basis points                                 -7,995
Flat                                               1,212
-100 basis points                                 12,598
-200 basis points                                 22,208


Item 8. - Financial Statements and Supplementary Data

      This information is incorporated herein by reference from the Consolidated Financial Statements on pages 22 through 39 and the Quarterly Earnings Summary on the inside front cover of the Annual Report to Shareholders for the year ended December 31, 1997.


Item 9. - Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

      There are no disagreements between the Company and its independent accountants, KPMG Peat Marwick LLP.

                                    PART III

Item 10. - Directors and Executive Officers

      This information, as applicable to directors, is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1997 from the section entitled "Election of Directors" and "Executive Compensation". Executive officers of the Company as of December 31, 1997 are listed on the following page:

                                Title and Principal Occupation
                                ------------------------------
Name (Age)                         During Past Five Years
----------                         ----------------------

G.William Beale (48)            President and Chief Executive Officer of the
                                     Company since its inception; President of
                                       Union Bank & Trust since 1991.

E.Peyton Motley (53)            Executive Vice President and Chief Operating
                                Officer of the Company since;
                                President of Northern Neck State Bank
                                since 1978.


Homer L. Hite (58)              Senior Vice President of the Company since 1996;
                                President of King George State Bank since 1974.

D.Anthony Peay (38)             Vice President and Chief Financial Officer since
                                December 1994; Certified Public Accountant,
                                Senior Manager - Deloitte & Touche (1990-94).


Information on Section 16(a) beneficial ownership reporting compliance for the executive officers of the Company is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 1997 from the section entitled "Election of Directors--Compliance with Section 16(a) of the Securities Exchange Act of 1934".

Item 11 - Executive Compensation

      This information is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1998 from the section entitled "Executive Compensation" and "Election of Directors - Directors' Fees".

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management

      This information is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1998 from sections entitled "Ownership of Company Common Stock".


Item 13 - Certain Relationships and Related Transactions

      This information is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1998 from the section entitled "Interest of Directors and Officers in Certain Transactions".

                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

      The following documents are filed as part of this report:

      (1) Financial Statements

         The following consolidated financial statements of Union Bankshares Corporation and subsidiaries included in the 1997 Annual Report to Shareholders are incorporated by reference in this report:

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

      (3) Exhibits

      Exhibit No.                    Description
      ----------                     -----------
          2.0                     Purchase and Assumption Agreement dated as of
                                     October 21, 1997, by and between Signet
                                     Bank and Union Bankshares Corporation
                                     (incorporated by reference to Form 8-K as filed by the Registrant on February
                                     19, 1998).

          3.1                     Articles of Incorporation (incorporated by
                                     reference to Form S-4 Registration
                                     Statement - 33-60458)
          3.2                     By-Laws (incorporated by reference to
                                     Form S-4 Registration Statement - 33-60458)
           13                     1997 Annual Report to Shareholders
           22                     Subsidiaries of the Registrant

      (4) Reports on Form 8-K

         No reports were filed on Form 8-K during the fourth quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Union Bankshares Corporation
By:    /s/ G. William Beale               Date:  March 31, 1998
---------------------------               President and Chief Executive Officer
G. William Beale


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 1998.


      Signature                      Title
      --------                       ------

  /s/ G. William Beale
---------------------------          President, Chief Executive Officer and
G. William Beale                     Director


---------------------------          Executive Vice President, Chief Operating
E. Peyton Motley                     Officer and Director

  /s/ Homer L. Hite
---------------------------          Senior Vice President
Homer L. Hite

  /s/ D. Anthony Peay
---------------------------          Vice President and Chief Financial Officer
D. Anthony Peay

  /s/ Walton Mahon
---------------------------          Chairman of the Board of Directors
Walton Mahon


---------------------------          Vice Chairman of the Board of Directors
Charles H. Ryland


---------------------------          Director
W. Tayloe Murphy, Jr.

  /s/ Ronald L. Hicks
---------------------------          Director
Ronald L. Hicks

 /s/ M. Raymond Piland, III
---------------------------          Director
M. Raymond Piland, III

  /s/ A.D. Whittaker
---------------------------          Director
A.D. Whittaker