Form 10-Q
period 1998-03-31
UNION BANKSHARES CORP
filed 1998-05-15
CIK 883948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

      As of March 31, 1998, Union Bankshares Corporation had 3,576,937 shares of Common Stock outstanding.

                          UNION BANKSHARES CORPORATION

                                    FORM 10-Q

                                 March 31, 1998

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1.    Financial Statements

      Consolidated Balance Sheets as of March 31, 1998
           and December 31, 1997 (unaudited)..............................    1

      Consolidated Statements of Income and Comprehensive Income for the
           three months ended March 31, 1998 and 1997 (unaudited).........    2

      Consolidated Statements of Cash Flows for the
           three months ended March 31, 1998 and 1997 (unaudited).........    3

      Notes to Consolidated Financial Statements (unaudited)..............  4-5

Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of  Operations............. 6-13

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.................................   14

Signatures................................................................   14

Index to Exhibits.........................................................   15

 PART 1 - FINANCIAL INFORMATION
 Item 1.  Financial Statements

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets (Unaudited)
                            (Dollars in thousands)



                                                                   March 31, December 31,
                                                                     1998       1997
                                                                     ----       ----
 ASSETS
--------

 Cash and cash equivalents:
      Cash and due from banks                                     $  23,363  $  20,147
      Interest-bearing deposits in other banks                        1,233        695
      Federal funds sold                                              4,504        612
                                                                   ---------  ---------

             Total cash and cash equivalents                         29,100     21,454
                                                                   ---------  ---------

 Securities available for sale, at fair value                       143,463    142,108
 Investment securities
      fair value of $11,403 and $10,682, respectively                11,156     10,441
                                                                   ---------  ---------
             Total securities                                       154,619    152,549
                                                                   ---------  ---------

 Loans, net of unearned income                                      437,948    395,338
      Less allowance for loan  losses                                 4,611      4,565
                                                                   ---------  ---------

             Net loans                                              433,337    390,773
                                                                   ---------  ---------

 Bank premises and equpiment, net                                    19,784     16,934
 Other real estate owned                                              1,344      1,746
 Other assets                                                        18,897     12,025
                                                                   ---------  ---------

             Total assets                                         $ 657,081  $ 595,481
                                                                   =========  =========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Non-interest-bearing demand deposits                             $  70,561  $  60,962
 Interest-bearing deposits:
      Savings accounts                                               52,184     46,693
      NOW accounts                                                   72,137     60,010
      Money market accounts                                          63,736     50,387
      Time deposits of $100,000 and over                             66,438     58,421
      Other time deposits                                           219,669    195,670
                                                                   ---------  ---------

             Total interest-bearing deposits                        474,164    411,181
                                                                   ---------  ---------

             Total deposits                                         544,725    472,143
                                                                   ---------  ---------

 Short-term borrowings                                                9,943     27,245
 Long-term borrowings                                                28,640     23,715
 Other liabilities                                                    6,293      6,870
                                                                   ---------  ---------

             Total liabilities                                      589,601    529,973
                                                                   ---------  ---------
 Stockholders' equity:
      Common stock, $4 par value.  Authorized 12,000,000
         shares; issued and outstanding, 3,576,937 and
         3,575,937 shares, respectively                              14,308     14,304
      Surplus                                                           389        388
      Retained earnings                                              51,064     49,105
      Accumulated other comprehensive income
         Net unrealized gains on securities available
            for sale, net of taxes                                    1,719      1,711
                                                                   ---------  ---------

             Total stockholders' equity                              67,480     65,508
                                                                   ---------  ---------
 Commitments and contingencies
             Total liabilities and stockholders' equity           $ 657,081  $ 595,481
                                                                   =========  =========

 See accompanying notes to consolidated financial statements.

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Income and Comprehensive Income (Unaudited)
                   Three months ended March 31, 1998 and 1997
                             (Dollars in thousands)

                                                                      1998     1997
                                                                      ----     ----
 Interest income:
      Interest and fees on loans                                    $ 9,451  $ 8,219
      Interest on securities:
          U.S. government and agency securities                       1,193      970
          Obligations of states and political subdivisions              974      963
          Other securities                                              148      185
      Interest on Federal funds sold                                    116       58
      Interest on interest-bearing deposits in  other banks              24       15
                                                                     -------  -------
                   Total interest income                             11,906   10,410
                                                                     -------  -------

 Interest expense:
      Interest on deposits                                            4,991    4,408
      Interest on other borrowings                                      735      526
                                                                     -------  -------

                   Total interest expense                             5,726    4,934
                                                                     -------  -------
                   Net interest income                                6,180    5,476

 Provision for loan losses                                              435      200
                                                                     -------  -------
                   Net interest income after provision
                       for loan losses                                5,745    5,276
                                                                     -------  -------
 Other income:
      Service charges on deposit accounts                               575      484
      Other service charges and fees                                    447      213
      Gains on securities transactions, net                               2       31
      Gains on sales of other real estate owned
          and bank premises, net                                         16      109
      Other operating income                                             41      168
                                                                     -------  -------

                   Total other income                                 1,081    1,005
                                                                     -------  -------

 Other expenses:
      Salaries and benefits                                           2,412    2,033
      Occupancy expenses                                                294      246
      Furniture and equipment expenses                                  359      304
      FDIC assessments                                                   17       12
      Other operating expenses                                        1,311    1,179
                                                                     -------  -------

                   Total other expenses                               4,393    3,774
                                                                     -------  -------

 Income before income taxes                                           2,433    2,507
 Income tax expense                                                     474      570
                                                                     -------  -------

                   Net income                                       $ 1,959  $ 1,937
                                                                     =======  =======

Other Comprehensive income
     Unrealized holding gains arising during the period
         net of taxes of $5 for 1998                                $     8  $  (209)
     Less reclassification adjustments for gains included in
         net income, net of taxes of $1 for 1998 and $10
         for 1997                                                        (1)     (21)
                                                                     =======  =======
Comprehensive income                                                $ 1,966  $ 1,707
                                                                     =======  =======

 Earnings per share
      Basic                                                         $  0.55  $  0.54
                                                                     =======  =======
      Diluted                                                          0.54     0.54
                                                                     =======  =======


 See accompanying notes to consolidated financial statements.

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1998 and 1997
                             (Dollars in thousands)


                                                                                                1998      1997
                                                                                                ----      ----
Operating activities:
     Net income                                                                              $  1,959  $  1,937
     Adjustments to reconcile net income to net cash and
          cash equivalents provided by operating activities:
              Depreciation of bank premises and equipment                                         299       355
              Amortization of intangibles                                                          33        11
              Provision for loan losses                                                           435       200
              (Gains) losses on sales of securities available for sale                             (2)       24
              Gains on sale of other real estate owned                                            (16)     (124)
              Increase in other assets                                                         (6,894)     (636)
              (Decrease) increase in other liabilities                                           (578)      499
                                                                                              --------  --------

                       Net cash and cash equivalents provided
                           by operating activities                                             (4,764)    2,266
                                                                                              --------  --------

Investing activities:
     Net increase in securities                                                                (2,070)   (6,132)
     Net increase in loans                                                                    (42,999)   (7,336)
     Acquisition of bank premises and equipment                                                (3,149)     (726)
     Proceeds from sales of other real estate owned                                               418     3,421
                                                                                              --------  --------

                       Net cash and cash equivalents used in
                           investing activities                                               (47,800)  (10,773)
                                                                                              --------  --------

Financing activities:
     Net increase in non-interest-bearing deposits                                              9,599       857
     Net increase in interest-bearing deposits                                                 62,983     6,234
     Net  (decrease) increase in short-term borrowings                                        (17,302)    7,778
     Net increase (decrease) in long-term borrowings                                            4,925       (75)
     (Sale) purchase of common stock                                                                5       (40)
                                                                                              --------  --------

                       Net cash and cash equivalents provided by
                           financing activities                                                60,210    14,754
                                                                                              --------  --------

Increase in cash and cash equivalents                                                           7,646     6,247
Cash and cash equivalents at beginning of period                                               21,454    22,453
                                                                                              --------  --------

Cash and cash equivalents at end of period                                                   $ 29,100  $ 28,700
                                                                                              ========  ========

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

                                 March 31, 1998

1.   ACCOUNTING POLICIES

      The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

      The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

      These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders. Certain previously reported amounts have been reclassified to conform to current period presentation.

2.   ALLOWANCE FOR LOAN LOSSES

      The following summarizes activity in the allowance for loan losses for the three months ended March 31, (in thousands):

                                                    1998            1997
                                                    ----            ----
       Balance,  January 1                        $ 4,565         $ 4,388
       Provisions charged to operations               435             200
       Recoveries credited to allowance                43              36
       Loans charged off                             (432)           (251)
                                                  -------         -------
       Balance, March 31                          $ 4,611         $ 4,373
                                                  =======         =======



3.    EARNINGS PER SHARE

      Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Weighted average shares used for the computation of basic EPS were 3,576,681 and 3,566,101 for the three months ended March 31, 1998 and 1997. Diluted EPS is computed using the weighted number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. Weighted average shares used for the computation of diluted EPS were 3,597,723 and 3,578,161 for the three months ended March 31, 1998 and 1997.

4.    RECENT ACCOUNTING STATEMENTS

      As of January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", for all periods presented. This statement establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report all changes in equity of an enterprise that result from recognized transactions and other economic events of the period. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities and foreign currency items.

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

      During the first quarter of 1998 the Company completed its acquisition from Signet Bank of five branches in the Northern Neck with four branches becoming Northern Neck State Bank branches and one joining King George State Bank. The Company also announced it had entered into a definitive agreement with Rappahannock Bankshares, Inc., a $20 million bank holding company in Washington, Virginia, to become a member of the Union Bankshares Corporation consolidated group.

      The Company's primary trade area stretches from Fredericksburg, south to Hanover County and east throughout Northern Neck area of Virginia. The Corporate Headquarters are located in Bowling Green, Virginia. Through its banking subsidiaries, the Company operates 25 branches in its primary trade area.

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

Results of Operations

      Net income for the first quarter of 1998 was $2.0 million, up from $1.9 million for the same period in 1997. Diluted earnings per share amounted to $.54 in the first quarter of 1998 and 1997. The Company's annualized return on assets for the first quarter of 1998 was 1.24% as compared to 1.43% a year ago. The Company's annualized return on equity totaled 11.79% and 13.22% for the three months ended March 31, 1998 and 1997, respectively. Despite strong asset and capital growth, these performance ratios remain strong performance ratios by industry and peer standards.

Net Interest Income

      Net interest income on a tax-equivalent basis for the first quarter of 1998 increased by 15.2% to $6.7 million from $5.8 million for the same period a year ago. By managing its interest rate spread and increasing the volume of earning assets over interest-bearing liabilities, the Company has been able to maintain a strong net interest margin. Average earning assets during the first quarter of 1998 increased by $84.1 million to $587.6 million from the first quarter of 1997, while average interest-bearing liabilities grew by $71.2 million to $499.8 million over this same period. The Company's yield on average earning assets was 8.57%, up from 8.56% a year ago, while its cost of average interest-bearing liabilities also increased slightly from 4.62% to 4.65%.


                                                                          Union Bankshares Corporation
                                            Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
                                        -------------------------------------------------------------------------------------------
                                                                            Quarters Ended March 31,
                                        -------------------------------------------------------------------------------------------
                                                     1998                           1997                            1996
                                        -------------------------------------------------------------------------------------------
                                                   Interest                       Interest                        Interest
                                          Average   Income/   Yield/    Average    Income/   Yield/     Average    Income/   Yield/
                                          Balance   Expense    Rate     Balance    Expense    Rate      Balance    Expense    Rate
                                        -------------------------------------------------------------------------------------------
                                                                                              (Dollars in thousands)
 Assets:
 Securities:
        Taxable . . . . . . . . . . . . $  88,040   $ 1,388    6.39%   $ 74,595   $ 1,144     6.15%    $ 75,474   $ 1,151     6.13%
        Tax-exempt(1) . . . . . . . . .    68,840     1,417    8.35%     66,437     1,315     7.94%      62,364     1,312     8.46%
                                        --------------------           -------------------             -------------------
             Total securities . . . . .   156,880     2,805    7.25%    141,032     2,459     6.99%     137,838     2,463     7.19%
 Loans, net. . . . . . . . . . . . . . .  420,472     9,479    9.14%    356,855     8,219     9.24%     332,101     7,837     9.49%
 Federal funds sold . . . . . . . . . .     8,918       116    5.28%      4,645        58     5.01%       4,842        69     5.73%
 Interest-bearing deposits
       in other banks . . . . . . . . .     1,378        24    7.00%      1,002        15     6.00%         725         9     4.99%
                                        --------------------           -------------------             -------------------
            Total earning assets . . . .  587,648    12,424    8.57%    503,534    10,751     8.56%     475,506    10,378     8.78%
Allowance for loan losses . . . . . . .    (4,710)                       (4,451)                         (4,113)
Total non-earning assets . . . . . . . .   52,499                        44,376                          38,900
                                        ----------                     ---------                       ---------
Total assets . . . . . . . . . . . . . .$ 635,437                      $543,459                        $510,293
                                        ==========                     =========                       =========

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
       Checking . . . . . . . . . . . . $  65,037       381    2.37%   $ 51,797       329     2.55%      45,348       286     2.54%
       Regular savings . . . . . . . . .   49,234       366    3.01%     45,067       351     3.12%      56,120       504     3.61%
       Money market savings . . . . . .    57,104       490    3.48%     54,504       455     3.35%      55,068       452     3.30%
Certificates of deposit:
       $100,000 and over . . . . . . . .   64,079       868    5.49%     49,890       643     5.19%      47,159       636     5.42%
       Under $100,000 . . . . . . . . .   207,673     2,886    5.64%    187,110     2,630     5.64%     166,164     2,467     5.97%
                                        --------------------           -------------------             -------------------
            Total interest-bearing
                    deposits . . . . . .  443,127     4,991    4.57%    388,368     4,408     4.56%     369,859     4,345     4.72%
Other borrowings . . . . . . . . . . . .   56,645       735    5.26%     40,181       526     5.24%      35,375       390     4.43%
                                        --------------------           -------------------             -------------------
            Total interest-bearing
                    liabilities . . . .   499,772     5,725    4.65%    428,549     4,934     4.62%     405,234     4,735     4.70%
                                                    --------                     ---------                        --------

Non-interest bearing liabilities:
       Demand deposits . . . . . . . . .   65,222                        52,870                          49,002
       Other liabilities . . . . . . . .    4,936                         4,660                           3,844
                                        ----------                     ---------                       ---------
            Total liabilities . . . . .   569,930                       486,079                         458,080
Stockholders' equity . . . . . . . . . .   65,507                        57,380                          52,213
                                        ----------                     ---------                       ---------
Total liabilities and
       stockholders' equity . . . . . . $ 635,437                      $543,459                        $510,293
                                        ==========                     =========                       =========

Net interest income . . . . . . . . . .             $ 6,699                       $ 5,817                         $ 5,643
                                                    ========                     =========                        ========

Interest rate spread . . . . . . . . . .                       3.93%                          3.94%                           4.08%
Interest expense as a percent
       of average earning assets . . . .                       3.95%                          3.93%                           4.01%
Net interest margin . . . . . . . . . .                        4.62%                          4.63%                           4.77%


(1) Income and yields are reported on a taxable equivalent basis.

 COMBINED

The following table presents the Company's interest sensitivity position at March 31, 1998. This one-day position, which is continually changing, is not necessarily indicative of the Company's position at any other time.

                                                                         Interest Sensitivity Analysis
                                                                               March 31, 1998
                                                     -----------------------------------------------------------------
                                                       Within       90-365         1-5           Over
                                                      90 Days        Days         Years        5 Years         Total
                                                     ---------    ----------    ----------    ----------    ----------
                                                                              (In thousands)
Earning Assets:
       Loans, net of unearned income (3) . . . . . . $111,005      $  33,299     $ 156,062     $ 133,910     $ 434,276
       Investment securities . . . . . . . . . . . .        -          2,554         5,982         2,620        11,156
       Securities available for sale . . . . . . . .    1,644          4,689        56,305        80,825       143,463
       Federal funds sold. . . . . . . . . . . . . .    4,504              -             -             -         4,504
       Other short-term investments. . . . . . . . .    1,134              -            99             -         1,233
                                                     ---------     ----------    ----------    ----------    ----------

       Total earning assets. . . . . . . . . . . . .  118,287         40,542       218,448       217,355       594,632
                                                     ---------     ----------    ----------    ----------    ----------

Interest-Bearing Liabilities:
       Interest checking (2) . . . . . . . . . . . .   24,779              -        47,358             -        72,137
       Regular savings (2) . . . . . . . . . . . . .   16,771              -        35,413             -        52,184
       Money market savings. . . . . . . . . . . . .   60,381          3,355             -             -        63,736
       Certificates of deposit:                             -              -             -             -
             $100,000 and over . . . . . . . . . . .   24,431         27,236        14,771             -        66,438
             Under $100,000. . . . . . . . . . . . .   51,980         92,457        75,232             -       219,669
       Short-term borrowings . . . . . . . . . . . .    9,943              -             -             -         9,943
       Long-term borrowings. . . . . . . . . . . . .        -          5,000        16,900         6,740        28,640
                                                     ---------     ----------    ----------    ----------    ----------
       Total interest-bearing
             liabilities . . . . . . . . . . . . . .  188,285        128,048       189,674         6,740       512,747
                                                     ---------     ----------    ----------    ----------    ----------

       Period gap. . . . . . . . . . . . . . . . . .  (69,998)       (87,506)       28,774       210,615
       Cumulative gap. . . . . . . . . . . . . . . . $(69,998)     $(157,504)    $(128,730)    $  81,885     $  81,885
                                                     =========     ==========    ==========    ==========    ==========

       Ratio of cumulative gap to
             total earning assets. . . . . . . . . .   -11.77%        -26.49%       -21.65%        13.77%
                                                     =========     ==========    ==========    ==========

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

      The following table represents the interest rate sensitivity on net interest income for the Company using different rate scenarios:

                                                       % Change in
           Change in Prime Rate                      Net Interest Income
           --------------------                      -------------------
              +200 basis points                             +4.1%
              Flat                                             0
              -200 basis points                             -5.5%

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

      The following chart reflects the change in net market value over different rate environments:

                                         Change in Net Market Value
Change in Prime Rate                       (dollars in thousands)
--------------------                       ----------------------
+200 basis points                               $-17,232
+100 basis points                                 -7,481
Flat                                              -4,855
-100 basis points                                 13,177
-200 basis points                                 22,256

Provision for Possible Loan Losses

      The provision for possible loan losses totaled $435,000 for the first quarter of 1998, up from $200,000 for the first quarter of 1997. These provisions reflect the performance of the loan portfolio and management's assessment of the credit risk in the portfolio. (See Asset Quality)

Non-Interest Income

      Non-interest income for the first quarter of 1998 totaled $1.1 million, up from $1.0 a year ago. This increase is due principally to the increases in income from mortgage brokerage activity and was offset by net gains of approximately $109,000 on sales of real estate owned in the first quarter of 1997 including a $120,000 gain on the sale of a single property. Management continues to seek additional sources of non-interest income, including increased emphasis on its credit card operations, mortgage banking activities and discount brokerage services.

Non-Interest Expense

      Non-interest expense increased by 16.4% for the first quarter of 1998, totaling $4.4 million as compared to $3.8 million for the quarter ended March 31, 1997. Personnel costs comprised much of this change, increasing approximately 18.6% over the first quarter of 1997 due principally to continued growth and the Signet branch acquisition. The remaining cost is attributable to infrastructure associated with the consolidation of certain functions and the development and introduction of new products and delivery systems, which are expected to enhance future earnings through increased revenue and/or improved efficiencies. The Company continues to stress budgetary expense controls and operates at considerably more efficient levels than its peers, as measured by the efficiency ratio (ratio of non-interest expenses to net interest income plus non-interest income). For the first quarter of 1998 the Company's efficiency ratio was 56.8%.

Financial Condition

      Total assets as of March 31, 1998 were $657.1 million, an increase of 10.3% from $595.5 million at December 31, 1997 and 17.8% from $557.8 million at March 31, 1997. Asset growth continued to be fueled by steady loan demand, as loans totaled $433.3 million at March 31, 1998, an increase of 10.9% from $390.8 million at December 31, 1997, and 22.1% from $355.0 million at March 31, 1997. Stockholders' equity totaled $67.5 million at March 31, 1998 which represents a book value of $ 18.85 per share.

      Asset and deposit growth in the first quarter was principally a result of the acquisition of the former Signet branches which added $60.2 million in deposits to the balance sheet. Proceeds from this acquisition were invested in a variety of investment products including government securities, mortgage backed securities and whole loans. These branches add significantly to the Company's presence in the Northern Neck region, and although the short-term impact on earnings is not expected to be material, they provide significant potential for growth in market share.

      Deposit growth, though outpaced by loan growth, remained steady. Total deposits at March 31, 1998 were $544.7 million, up 15.4% from $472.1 million at December 31, 1997 and 21.9% from $446.7 million a year earlier. Other borrowings totaled $38.6 million at March 31, 1998 a 24.2% decrease over $51.0 million at the end of 1997 and a 16.6% decrease from $46.2 million at March 31, 1997. The Company continues to utilize other borrowings to supplement deposit growth and, periodically, engages in wholesale leverage transactions. These wholesale leverage transactions have typically been executed at spreads of approximately 150 to 200 basis points and, although they have negatively impacted the Company's net interest margin (as a percentage), they have had a positive effect on earnings and return on equity.

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

Asset Quality

      The allowance for loan losses is an estimate of an amount adequate to provide for potential losses in the loan portfolio. The level of credit losses is affected by general economic trends as well as conditions affecting individual borrowers. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take in to account such factors as the methodology used to calculate the allowance and comparison to peer groups.

      The allowance for loan losses totaled $4.6 million at March 31, 1998 or 1.05% of total loans, as compared to 1.15% at December 31, 1997 and 1.22% at March 31, 1997. At March 31, 1998, non-performing assets of $6.0 million included foreclosed properties of $1.3 million and a $1.0 million investment in income-producing property.

                                   March 31,   December 31,  March 31,
                                     1998         1997         1997
                                    -----         ----         ----
Non-accrual loans                   $3,672       $2,140       $  477
Foreclosed properties                1,344        1,746        1,111
Real estate investment                 942        1,050        2,389
                                    ------       ------       ------
Non-performing assets               $5,958       $4,936       $3,977
                                    ======       ======       ======

Allowance for loan losses           $4,611       $4,565       $4,373
Allowance as % of total loans         1.05%        1.15%        1.22%
Non-performing assets to loans
     and foreclosed properties        1.35%        1.24%        1.20%

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

At March 31, 1998, the Company's ratio of total capital to risk-weighted assets was 13.45% and its ratio of Tier 1 capital to risk-weighted assets was 12.48%. Both ratios exceed the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at March 31, 1998:

      Tier 1 capital                                 $  59,591
      Tier 2 capital                                 $   4,612
      Total risk-based capital                       $  64,203
      Total risk-weighted assets                     $ 477,517

      Capital Ratios:

           Tier 1 risk-based capital ratio               12.48 %
           Total risk-based capital ratio                13.45 %
           Leverage ratio (Tier I capital to
               average adjusted total assets)             9.29%
           Equity to assets ratio                         9.82%

      The Company's book value per share at March 31, 1998 was $18.85. Dividends to stockholders are typically declared and paid semi-annually in June and December.

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

      At March 31, 1998, cash, interest-bearing deposits in other banks, federal funds sold, securities available for sale and loans maturing or repricing in one year were 51.2% of total earning assets. At March 31, 1998 approximately $144.3 million or 33.2% of total loans would mature or reprice within the next year. The Company utilizes federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, in addition to deposits, to fund the growth in its loan portfolio, and to fund securities purchases, periodically in wholesale leverage transactions.

Year 2000

      Management has initiated a program to prepare the Company's computer systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to prepare its systems for the year 2000. Testing and conversion of system applications is expected to cost approximately $250,000, with all systems expected to be compliant by June 1999. A significant portion of these costs are not likely to be incremental costs, but rather a redeployment of existing information technology resources.

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

                                         Union Bankshares Corporation
                                         ----------------------------
                                                (Registrant)

         May 14, 1998               s/  G. William Beale
      ---------------------         ----------------------
           (Date)                     G. William Beale,
                                      President, Chief Executive Officer
                                         and Director

         May 14, 1998               s/  D. Anthony Peay
      ---------------------         ----------------------
           (Date)                     D. Anthony Peay,
                                      Vice President and Chief Financial Officer

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES

                                Index to Exhibits

                           Form 10-Q / March 31, 1998

Exhibit
 No.                  Description
-------               ------------
2          Plan of acquisition, reorganization, arrangement,
                liquidation or succession  -                              Not Applicable

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