Form 10-Q
period 1998-06-30
UNION BANKSHARES CORP
filed 1998-08-14
CIK 883948

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                        For the Quarterly Period Ended June 30, 1998

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


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON
     STOCK, $2 PAR VALUE


      Union Bankshares Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      As of June 30, 1998, Union Bankshares Corporation had 7,182,576 shares of Common Stock outstanding.

                                UNION BANKSHARES CORPORATION
                                         FORM 10-Q
                                       June 30, 1998

                                           INDEX

PART 1 - FINANCIAL INFORMATION                                              Page

Item 1.     Financial Statements

      Consolidated Balance Sheets as of June 30, 1998
            and December 31, 1997 (Unaudited)...........................      1

      Consolidated Statements of Income and Comprehensive Income
            for the three and six months ended June 30,
            1998 and 1997 (Unaudited)     ..............................      2

      Consolidated Statements of Cash Flows for the
            six months ended June 30, 1998 and 1997 (Unaudited).........      3

      Notes to Consolidated Financial Statements (Unaudited)............    4-5

Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of  Operations..........   6-15


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K...............................     16

Signatures.............................................................      16

Index to
Exhibits...............................................................      17

 PART 1 - FINANCIAL INFORMATION
 Item 1.  Financial Statements

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)


                                                                              June 30           December 31,        June 30
 ASSETS                                                                         1998              1997                1997
--------                                                                        ----              ----                ----
 Cash and cash equivalents:
       Cash and due from banks                                           $         24,587  $          20,147  $           20,504
       Interest-bearing deposits in other banks                                     1,159                695                 645
       Federal funds sold                                                           3,560                612               2,722
                                                                            --------------   ----------------    ----------------

               Total cash and cash equivalents                                     29,306             21,454              23,871
                                                                            --------------   ----------------    ----------------

 Securities available for sale, at fair value                                     146,054            142,108             138,158
 Investment securities
       fair value of $11,385, $10,682
       and $10,570, respectively                                                   11,174             10,441              10,803
                                                                            --------------   ----------------    ----------------
               Total securities                                                   157,228            152,549             148,961
                                                                            --------------   ----------------    ----------------

 Loans, net of unearned income                                                    449,599            395,338             370,636
       Less allowance for loan  losses                                              4,939              4,565               4,297
                                                                            --------------   ----------------    ----------------

               Net loans                                                          444,660            390,773             366,339
                                                                            --------------   ----------------    ----------------

 Bank premises and equpiment, net                                                  20,621             16,934              15,891
 Other real estate owned                                                            1,390              1,746               1,550
 Other assets                                                                      18,032             12,025              10,947
                                                                            --------------   ----------------    ----------------

               Total assets                                              $        671,237  $         595,481  $          567,559
                                                                            ==============   ================    ================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Non-interest-bearing demand deposits                                    $         77,770  $          60,962  $           56,056
 Interest-bearing deposits:
       Savings accounts                                                            53,682             46,693              45,884
       NOW accounts                                                                73,351             60,010              57,327
       Money market accounts                                                       58,912             50,387              47,624
       Time deposits of $100,000 and over                                          65,147             58,421              53,997
       Other time deposits                                                        223,942            195,670             191,578
                                                                            --------------   ----------------    ----------------

               Total interest-bearing deposits                                    475,034            411,181             396,410
                                                                            --------------   ----------------    ----------------

               Total deposits                                                     552,804            472,143             452,466
                                                                            --------------   ----------------    ----------------

 Short-term borrowings                                                             16,323             27,245              31,566
 Long-term borrowings                                                              28,460             23,715              17,850
 Other liabilities                                                                  5,559              6,870               3,575
                                                                            --------------   ----------------    ----------------

               Total liabilities                                                  603,146            529,973             505,457
                                                                            --------------   ----------------    ----------------
 Stockholders' equity:
       Common stock, $2 par value.  Authorized 24,000,000 shares;
         issued and outstanding, 7,182,576, 7,151,874
         and 7,142,950 shares, respectively                                        14,365             14,304              14,262
       Surplus                                                                        337                388                 127
       Retained earnings                                                           51,659             49,105              46,663
       Accumulated other comprehensive income
          Net unrealized gains on securities available for
           sale, net of taxes                                                       1,730              1,711               1,050
                                                                            --------------   ----------------    ----------------

               Total stockholders' equity                                          68,091             65,508              62,102
                                                                            --------------   ----------------    ----------------

               Total liabilities and stockholders' equity                $        671,237  $         595,481  $          567,559
                                                                            ==============   ================    ================

 See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Income and Comprehensive Income (Unaudited)
                             (Dollars in thousands)

                                                                     Quarter Ended                      Six Months Ended
                                                                        June 30,                            June 30,
                                                            --------------------------------   ----------------------------------
                                                                1998              1997             1998                1997
                                                                ----              ----             ----                ----
 Interest income:
      Interest and fees on loans                          $        10,110  $          8,305  $        19,561   $          16,524
      Interest on securities:
         U.S. government and agency securities                        242               857              581               1,827
         Obligations of states and political subdivisions             999               986            1,973               1,949
         Other securities                                           1,039               374            2,041                 559
      Interest on Federal funds sold                                   48                46              164                 104
      Interest on interest-bearing deposits in  other banks            19                10               43                  25
                                                            --------------   ---------------   --------------     ---------------
                Total interest income                              12,457            10,578           24,363              20,988
                                                            --------------   ---------------   --------------     ---------------

 Interest expense:
      Interest on deposits                                          5,324             4,493           10,315               8,901
      Interest on other borrowings                                    657               591            1,392               1,117
                                                            --------------   ---------------   --------------     ---------------

                Total interest expense                              5,981             5,084           11,707              10,018
                                                            --------------   ---------------   --------------     ---------------
                Net interest income                                 6,476             5,494           12,656              10,970

 Provision for loan losses (note 2)                                   480               220              915                 420
                                                            --------------   ---------------   --------------     ---------------
                Net interest income after provision
                    for loan losses                                 5,996             5,274           11,741              10,550
                                                            --------------   ---------------   --------------     ---------------
 Other income:
      Service charges on deposit accounts                             698               557            1,305               1,046
      Other service charges and fees                                  512               214              960                 627
      Gains (losses) on securities transactions, net                  (27)              (18)             (25)                 13
      Gains on sales of other real estate owned
         and bank premises, net                                         -               299               16                 408
      Other operating income                                          128               134              136                  97
                                                            --------------   ---------------   --------------     ---------------

                Total other income                                  1,311             1,186            2,392               2,191
                                                            --------------   ---------------   --------------     ---------------

 Other expenses:
      Salaries and benefits                                         2,640             2,048            5,052               4,081
      Occupancy expenses                                              317               290              611                 536
      Furniture and equipment expenses                                481               442              840                 746
      Other operating expenses                                      1,627             1,234            2,955               2,425
                                                            --------------   ---------------   --------------     ---------------

                Total other expenses                                5,065             4,014            9,458               7,788
                                                            --------------   ---------------   --------------     ---------------

 Income before income taxes                                         2,242             2,446            4,675               4,953
 Income tax expense                                                   416               444              890               1,014
                                                            --------------   ---------------   --------------     ---------------

                Net income                                $         1,826  $          2,002  $         3,785   $           3,939
                                                            ==============   ===============   ==============     ===============


Other Comprehensive Income
  Unrealized holding (gains) losses arising during
     the period net of taxes of $4 and $10 for
     three and six months of 1998 and $500 and
     $403 for the three and six months of 1997            $           (7)  $           972   $            2    $            783
  Less reclassification adjustments for (gains)
     losses included in net of taxes of $9 and $8 for
     three and six months of 1998 and $6 and ($4)
     for the three and six months of 1997                             18                12               17                  (9)
                                                            --------------   ---------------   --------------     ---------------
Comprehensive Income                                      $        1,837             2,986            3,804               4,713
                                                            ==============   ===============   ==============     ===============
Diluted Earnings per share                                $         0.25   $          0.28   $         0.53    $           0.55
                                                            ==============   ===============   ==============     ===============
Dividends per share                                                 0.19              0.18             0.19                0.18
                                                            ==============   ===============   ==============     ===============

 See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                     Six Months Ended June 30, 1998 and 1997
                             (Dollars in thousands)

                                                                          1998            1997
                                                                          ----            ----
Operating activities:
    Net income                                                      $        3,785  $       3,939
    Adjustments to reconcile net income to net cash and
       cash equivalents provided by operating activities:
           Depreciation of bank premises and equipment                         743            723
           Amortization of intangibles                                         153             22
           Provision for loan losses                                           915            420
           Gains on sales of securities available for sale                      25             13
           Gains on sale of other real estate owned                            (16)          (408)
           Increase in other assets                                         (6,148)          (235)
           Decrease in other liabilities                                    (1,311)        (1,105)
                                                                       ------------    -----------

                 Net cash and cash equivalents provided
                     by operating activities                                (1,854)         3,369
                                                                       ------------    -----------

Investing activities:
    Net increase in securities                                              (4,697)        (7,065)
    Net increase in loans                                                  (54,848)       (19,345)
    Acquisition of bank premises and equipment                              (4,430)        (2,393)
    Proceeds from sales of other real estate owned                             418          4,282
                                                                       ------------    -----------

                 Net cash and cash equivalents used in
                     investing activities                                  (63,557)       (24,521)
                                                                       ------------    -----------

Financing activities:
    Net increase in non-interest-bearing deposits                           16,808          1,051
    Net increase in interest-bearing deposits                               63,853         11,808
    Net  (decrease) increase in short-term borrowings                      (10,922)         4,163
    Increase (decrease) in long-term borrowings                              4,880          6,800
    Issuance (purchase) of common stock+B15                                     10            (38)
    Cash Dividends paid                                                     (1,231)        (1,139)
    Repayment of long-term borrowings                                         (135)           (75)
                                                                       ------------    -----------

                 Net cash and cash equivalents provided by
                     financing activities                                   73,263         22,570
                                                                       ------------    -----------

Increase in cash and cash equivalents                                        7,852          1,418
Cash and cash equivalents at beginning of period                            21,454         22,453
                                                                       ------------    -----------

Cash and cash equivalents at end of period                          $       29,306  $      23,871
                                                                       ============    ===========

See accompanying notes to consolidated financial statements.

                       UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements (Unaudited)
                                       June 30, 1998


1.   ACCOUNTING POLICIES

    The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

    The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three- and six- month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

    These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders. Certain previously reported amounts have been reclassified to conform to current period presentation.


2.   ALLOWANCE FOR LOAN LOSSES

    The following summarizes activity in the allowance for loan losses for the six months ended June 30, (in thousands):

                                                       1998     1997
                                                       ----     ----
            Balance,  January 1                      $ 4,565   $4,388
            Provisions charged to operations             915      420
            Recoveries credited to allowance             149       99
            Loans charged off                           (690)    (610)
                                                        ----     ----

            Balance, June 30                         $ 4,939   $4,297
                                                     =======   ======

3.    EARNINGS PER SHARE

    Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Weighted average shares used for the computation of basic EPS were 7,177,489 and 7,134,516 for the three months ended June 30, 1998 and 1997 and 7,165,493 and 7,133,366 for the six months ended June 30, 1998 and 1997. Diluted EPS is computed using the weighted number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. Weighted average shares used for the computation of diluted EPS were 7,209,886 and 7,160,183 for the three months ended June 30, 1998 and 1997 and 7,200,795 and 7,157,879 for the six months ended June 30, 1998 and 1997.

4.     RECENT ACCOUNTING STATEMENTS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that a company recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For companies with a fiscal year ending on December 31, SFAS 133 is effective as of January 1, 2000. Earlier adoption, as of the beginning of a fiscal quarter, is encouraged but is not mandatory. The impact of adopting SFAS 133 will be dependent on the specific derivative instruments in place at the date of adoption. At this time, Management believes the adoption of this new standard will not have a material impact on the financial condition or results of operations of the Company, and does not anticipate adopting SFAS 133 before January 1, 2000.

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

    The Company's primary trade area stretches from Fredericksburg, south to Hanover County and east throughout Northern Neck area of Virginia. The Corporate Headquarters are located in Bowling Green, Virginia. Through its banking subsidiaries, the Company operates 26 branches in its primary trade area.

      During the second quarter of 1998 the Company announced a two-for-one stock split to shareholders of record as of May 21, 1998. The Company also announced that the it had filed the necessary application to form a new community bank in Williamsburg, Virginia, named The Bank of Williamsburg. The Company anticipates to begin operations of this wholly owned subsidiary during the second quarter of 1999.

      On July 1, 1998, the company completed its acquisition of Rappahannock Bankshares, Inc. Rappahannock National Bank is a $20 million bank in Washington, Virginia. The Company exchanged 316.418 shares of its common stock for each outstanding share of Rappahannock Bankshares, Inc. stock.
The impact of this transaction will not have a material effect on the financial condition or results of operations of the Company.

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

Results of Operations

      Net income for the second quarter of 1998 was $1.8 million, down from $2.0 million for the same period in 1997. Excluding after tax gains on sales of other real estate of $197,000 in the second quarter of 1997, net income increased by slightly more than 1% in the second quarter of 1998. Diluted earnings per share amounted to $.25 in the second quarter of 1998, as compared to $.28 in the second quarter of 1997. The Company's annualized return on assets for the second quarter of 1998 was 1.11% as compared to 1.43% a year ago. The Company's annualized return on equity totaled 10.83% and 13.13% for the three months ended June 30, 1998 and 1997, respectively. These performance ratios reflect strong asset and capital growth and remain strong performance ratios by industry and peer standards.

    Net income for the first six months of 1998 was $3.8 million, down from $3.9 million for the same period in 1997. Excluding after tax gains on sales of other real estate of $269,000 in the first six months of 1997, net income increased by slightly more than 3.1% in the first six months of 1998. Diluted earnings per share amounted to $.53 in the first six months of 1998, as compared to $.55 in 1997. The Company's annualized return on assets for the first six months of 1998 was 1.18% as compared to 1.43% a year ago. The Company's annualized return on equity totaled 11.46% and 13.17% for the six months ended June 30, 1998 and 1997, respectively.

Net Interest Income

      Net interest income on a tax-equivalent basis for the second quarter of 1998 increased by 15.2% to $7.0 million from $6.1 million for the same period a year ago. By managing its interest rate spread and increasing the volume of earning assets over interest-bearing liabilities, the Company has been able to maintain a strong net interest margin. The current interest rate environment and competition for deposits continues to put pressure on net interest margins. Average earning assets during the second quarter of 1998 increased by $81.9 million to $598.3 million from the second quarter of 1997, while average interest-bearing liabilities grew by $75.4 million to $515.9 million over this same period. The Company's yield on average earning assets was 8.70%, up from 8.66% a year ago, while its cost of average interest-bearing liabilities also increased slightly from 4.63% to 4.65%.

                                                                 Union Bankshares Corporation
                                                Average Balances, Income and Expenses, Yields and Rates (Taxable
                                                                      Equivalent Basis)
                                              -------------------------------------------------------------------------
                                                                      Quarters Ended June 30,
                                              -------------------------------------------------------------------------
                                                               1998                                  1997
                                              -------------------------------------------------------------------------
                                                           Interest                                Interest
                                              Average        Income/   Yield/      Average         Income/      Yield/
                                              Balance        Expense   Rate        Balance         Expense      Rate
                                              -------------------------------------------------------------------------
                                                                     (Dollars in thousands)


Assets:
Securities:
          Taxable . . . . . . . . . . .      $ 83,825       $ 1,369     6.55%        $ 81,682       $ 1,371      6.73%
          Tax-exempt(1) . . . . . . . .        71,126         1,436     8.10%          66,392         1,424      8.60%
                                           -------------------------            ----------------------------
                   Total securities . .       154,951         2,805     7.26%         148,074         2,795      7.57%
Loans, net. . . . . . . . . . . . . . .       436,768        10,110     9.28%         364,180         8,305      9.15%
Federal funds sold . . . . . . . . . .          5,257            48     3.66%           3,598            46      5.13%
Interest-bearing deposits                           -             -
         in other banks . . . . . . . .         1,360            19     5.60%             630            10      6.37%
                                           -------------------------            ----------------------------
                 Total earning assets .       598,336        12,982     8.70%         516,482        11,156      8.66%

Allowance for loan losses . . . . . . .        (4,866)                                 (4,425)
Total non-earning assets . . . . . . . .       66,675                                  43,461
                                           -----------                          --------------
Total assets . . . . . . . . . . . . . .    $ 660,145                               $ 555,518
                                           ===========                          ==============

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
         Checking . . . . . . . . . . .      $ 73,551           438     2.39%        $ 54,518       351      2.58%
         Regular savings . . . . . . . .       52,573           394     3.01%          47,315       356      3.02%
         Money market savings . . . . .        61,412           522     3.41%          50,029       415      3.33%
Certificates of deposit:
         $100,000 and over . . . . . . .       65,352           890     5.46%          51,306       680      5.32%
         Under $100,000 . . . . . . . .       221,398         3,080     5.58%         190,094     2,691      5.68%
                                           -------------------------            ------------------------
                  Total interest-bearing
                             deposits . .     474,286         5,324     4.50%         393,262     4,493      4.58%

Other borrowings . . . . . . . . . . . .       41,647           657     6.33%          47,269       591      5.01%
                                           -------------------------            ------------------------
                  Total interest-bearing
                             liabilities .    515,933         5,981     4.65%         440,531     5,084      4.63%
                                                      --------------                          ----------

Non-interest bearing liabilities:
         Demand deposits . . . . . . . .       71,188                                  52,060
         Other liabilities . . . . . . .        5,395                                   4,402
                                           -----------                          --------------
                  Total liabilities . .       592,516                                 496,993
Stockholders' equity . . . . . . . . . .       67,629                                  58,525
                                           -----------                          --------------
Total liabilities and
         stockholders' equity . . . . .     $ 660,145                               $ 555,518
                                           ===========                          ==============

Net interest income . . . . . . . . . .                     $ 7,001                             $ 6,072
                                                      ==============                          ==========

Interest rate spread . . . . . . . . . .                                4.05%                                4.03%
Interest expense as a percent
         of average earning assets . . .                                4.01%                                3.95%
Net interest margin . . . . . . . . . .                                 4.69%                                4.72%


                                                                  Union Bankshares Corporation
                                              Average Balances, Income and Expenses, Yields and Rates (Taxable
                                                                      Equivalent Basis)
                                              --------------------------------------------------------------------------------------
                                                                   Quarters Ended June 30,
                                              ---------------------------------------------------
                                                                             1996
                                                          ---------------------------------------
                                                                           Interest
                                                             Average       Income/       Yield/
                                                             Balance       Expense        Rate
                                                          ---------------------------------------
                                                                    (Dollars in thousands)


Assets:
Securities:
          Taxable . . . . . . . . . . .                      $ 70,758      $ 1,057        6.01%
          Tax-exempt(1) . . . . . . . .                        64,983        1,300        8.05%
                                                          -------------------------
                   Total securities . .                       135,741        2,357        6.98%
Loans, net. . . . . . . . . . . . . . .                       342,680        7,993        9.38%
Federal funds sold . . . . . . . . . .                          5,399           66        4.92%
Interest-bearing deposits
         in other banks . . . . . . . .                           433            4        3.72%
                                                          -------------------------
                 Total earning assets .                       484,253       10,420        8.65%

Allowance for loan losses . . . . . . .                        (4,311)
Total non-earning assets . . . . . . . .                       42,205
                                                          ------------
Total assets . . . . . . . . . . . . . .                    $ 522,147
                                                          ============

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
         Checking . . . . . . . . . . .                        45,763          289   2.54%
         Regular savings . . . . . . . .                       56,464          495   3.53%
         Money market savings . . . . .                        55,062          448   3.27%
Certificates of deposit:
         $100,000 and over . . . . . . .                       49,232          647   5.29%
         Under $100,000 . . . . . . . .                       169,548        2,428   5.76%
                                                          -------------------------
                  Total interest-bearing
                             deposits . .                     376,069        4,307   4.61%

Other borrowings . . . . . . . . . . . .                       37,594          484   5.18%
                                                          -------------------------
                  Total interest-bearing
                             liabilities .                    413,663        4,791   4.66%
                                                                      -------------

Non-interest bearing liabilities:
         Demand deposits . . . . . . . .                       50,964
         Other liabilities . . . . . . .                        4,290
                                                          -----------
                  Total liabilities . .                       468,917
Stockholders' equity . . . . . . . . . .                       53,230
                                                          -----------
Total liabilities and
         stockholders' equity . . . . .                     $ 522,147
                                                          ===========

Net interest income . . . . . . . . . .                                $ 5,629
                                                                  =============

Interest rate spread . . . . . . . . . .                                         4.00%
Interest expense as a percent
         of average earning assets . . .                                         3.98%
Net interest margin . . . . . . . . . .                                          4.68%


(1) Income and yields are reported on a taxable equivalent basis.


                          Union Bankshares Corporation
Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)



                                                    ---------------------------------------------
                                                                    Six Months Ended June 30,
                                                    ---------------------------------------------
                                                           1998
                                                    ---------------------------------------------
                                                                        Interest
                                                         Average        Income/         Yield/
                                                         Balance        Expense         Rate
                                                    ---------------------------------------------

 Assets:
 Securities:
          Taxable . . . . . . . . . . . . . . . . .   $ 85,921          $ 2,756         6.47%
          Tax-exempt(1) . . . . . . . . . . . . . .     69,989            2,835         8.17%
                                                    ----------------------------
                   Total securities . . . . . . . .    155,910            5,591         7.23%
 Loans, net. . . . . . . . . . . . . . . . . . . . .   428,665           19,561         9.20%
 Federal funds sold . . . . . . . . . . . . . . .        7,077              164         4.67%
 Interest-bearing deposits                                   -                -
         in other banks . . . . . . . . . . . . . .      1,369               43         6.33%
                                                    ----------------------------
                  Total earning assets . . . . . . .   593,021           25,359         8.62%
Allowance for loan losses . . . . . . . . . .           (4,788)
Total non-earning assets . . . . . . . . .              59,627
                                                    -----------
Total assets . . . . . . . . . . . . . . . . . . .   $ 647,860
                                                    ===========

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
         Checking . . . . . . . . . . . . . . . . .   $ 69,318              818         2.38%
         Regular savings . . . . . . . . . . . . . .    50,913              759         3.01%
         Money market savings . . . . . . . . . .       59,271            1,012         3.44%
Certificates of deposit:
         $100,000 and over . . . . . . . . . . . . .    64,719            1,758         5.48%
         Under $100,000 . . . . . . . . . . . . . .    214,572            5,968         5.61%
                                                    ----------------------------
                  Total interest-bearing
                             deposits . . . . . . .    458,793           10,315         4.53%
Other borrowings . . . . . . . . . . . . . . . . .      49,104            1,392         5.72%
                                                    ----------------------------
                  Total interest-bearing
                             liabilities . . . . . .   507,897           11,707         4.65%
                                                               -----------------

Non-interest bearing liabilities:
         Demand deposits . . . . . . . . . . . . . .    68,221
         Other liabilities . . . . . . . . . . . . .     5,167
                                                    -----------
                  Total liabilities . . . . . . . .    581,285
Stockholders' equity . . . . . . . . . . . . . .        66,575
                                                    -----------
Total liabilities and
         stockholders' equity . . . . . . . . . . .  $ 647,860
                                                    ===========

Net interest income . . . . . . . . . . . . . .                         $13,652
                                                               =================

Interest rate spread . . . . . . . . . . . . . . .                                      3.98%
Interest expense as a percent
         of average earning assets . . . . . . . . .                                    3.98%
Net interest margin . . . . . . . . . . . . . . .                                       4.64%




                                                                                Union Bankshares Corporation
                                               Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
                                              -------------------------------------------------------------------------------------
                                                                                Six Months Ended June 30,
                                              -------------------------------------------------------------------------------------
                                                                      1997                                         1996
                                              -------------------------------------------------------------------------------------
                                                                     Interest                               Interest
                                                     Average          Income/      Yield/       Average     Income/          Yield/
                                                     Balance          Expense       Rate         Balance     Expense          Rate
                                              -------------------------------------------------------------------------------------
                                                   (Dollars in thousands)
 Assets:
 Securities:
          Taxable . . . . . . . . . . . . . .        $ 78,158         $ 2,515       6.49%    $ 73,117       $ 2,208           6.07%
          Tax-exempt(1) . . . . . . . . . . .          66,414           2,739       8.32%      63,674         2,612           8.25%
                                              --------------------------------             -------------------------
                   Total securities . . . . .         144,572           5,254       7.33%     136,791         4,820           7.09%
 Loans, net. . . . . . . . . . . . . . . . . .        360,538          16,524       9.24%     337,390        15,830           9.44%
 Federal funds sold . . . . . . . . . . . . .           4,119             104       5.09%       5,121           135           5.30%
 Interest-bearing deposits
         in other banks . . . . . . . . . . .             815              25       6.19%         579            13           4.52%
                                              --------------------------------             -------------------------
                  Total earning assets . . . .        510,044          21,907       8.66%     479,881        20,798           8.72%
Allowance for loan losses . . . . . . . . . .          (4,438)                                 (4,213)
Total non-earning assets . . . . . . . . .             43,916                                  40,553
                                              ----------------                             -----------
Total assets . . . . . . . . . . . . . . . . .      $ 549,522                               $ 516,221
                                              ================                             ===========

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
         Checking . . . . . . . . . . . . . .        $ 53,165             680       2.58%      45,556           575           2.54%
         Regular savings . . . . . . . . . . .         46,197             707       3.09%      46,293           999           3.57%
         Money market savings . . . . . . . .          52,254             869       3.35%      55,066           900           3.29%
Certificates of deposit:
         $100,000 and over . . . . . . . . . .         50,602           1,324       5.28%      48,195         1,283           5.35%
         Under $100,000 . . . . . . . . . . .         188,610           5,321       5.69%     167,856         4,895           5.86%
                                              --------------------------------             -------------------------
                  Total interest-bearing
                             deposits . . . .         390,828           8,901       4.59%     362,966         8,652           4.67%
Other borrowings . . . . . . . . . . . . . . .         43,745           1,117       5.15%      36,485           874           4.82%
                                              --------------------------------             -------------------------
                  Total interest-bearing
                             liabilities . . .        434,573          10,018       4.65%     399,451         9,526           4.68%
                                                              ----------------                        --------------

Non-interest bearing liabilities:
         Demand deposits . . . . . . . . . . .         52,463                                  49,983
         Other liabilities . . . . . . . . . .          4,530                                   4,065
                                              ----------------                             -----------
                  Total liabilities . . . . .         491,566                                 453,499
Stockholders' equity . . . . . . . . . . . . .         57,956                                  52,722
                                              ----------------                             -----------
Total liabilities and
         stockholders' equity . . . . . . . .       $ 549,522                               $ 506,221
                                              ================                             ===========

Net interest income . . . . . . . . . . . . .                        $ 11,889                               $11,272
                                                              ================                        ==============

Interest rate spread . . . . . . . . . . . . .                                      4.01%                                     4.04%
Interest expense as a percent
         of average earning assets . . . . . .                                      3.96%                                     3.99%
Net interest margin . . . . . . . . . . . . .                                       4.70%                                     4.72%

(1) Income and yields are reported on a taxable equivalent basis.

  COMBINED

The following table presents the Company's interest sensitivity position at June 30, 1998. This one-day position, which is continually changing, is not necessarily indicative of the Company's position at any other time.


                                                                        Interest Sensitivity Analysis
                                                                                 June 30, 1998
                                                  ------------------------------------------------------------------------
                                                    Within        90-365           1-5             Over
                                                   90 Days         Days           Years           5 Years       Total
                                                  -----------    -----------    --------------  --------------------------
                                                                               (In thousands)
Earning Assets:
       Loans, net of unearned income (3) . . . .   $101,410        $ 37,737       $ 166,118       $ 141,704      $ 446,969
       Investment securities . . . . . . . . . . .      405           2,255           5,300           3,214         11,174
       Securities available for sale. . . . . . .     2,481           4,215          53,523          85,835        146,054
       Federal funds sold . . . . . . . . . . . .     3,560               -               -               -          3,560
       Other short-term investments . . . . . . .     1,060               -              99               -          1,159
                                                  ----------    ----------------------------  --------------  -------------

       Total earning assets . . . . . . . . . . .   108,916          44,207         225,040         230,753        608,916
                                                  ----------    ----------------------------  --------------  -------------

Interest-Bearing Liabilities:
       Interest checking (2) . . . . . . . . . . .        -               -          73,351               -         73,351
       Regular savings (2) . . . . . . . . . . . .        -               -          53,682               -         53,682
       Money market savings . . . . . . . . . . .    58,912               -               -               -         58,912
       Certificates of deposit:                           -               -               -               -
              $100,000 and over . . . . . . . . .    15,679          35,215          14,253               -         65,147
              Under $100,000 . . . . . . . . . . .   45,424          95,169          83,349               -        223,942
       Short-term borrowings. . . . . . . . . . .    16,233              90               -               -         16,323
       Long-term borrowings . . . . . . . . . . .         -           5,000          16,750           6,710         28,460
                                                  ----------    ----------------------------  --------------  -------------
       Total interest-bearing
              liabilities . . . . . . . . . . . .   136,248         135,474         241,385           6,710        519,817
                                                  ----------    ----------------------------  --------------  -------------

       Period gap . . . . . . . . . . . . . . . .   (27,332)        (91,267)        (16,345)        224,043
       Cumulative gap . . . . . . . . . . . . . .  $(27,332)      $(118,599)      $(134,944)       $ 89,099       $ 89,099
                                                  ==========    ============================  ==============  =============

       Ratio of cumulative gap to
              total earning assets . . . . . . . .   -4.49%         -19.48%         -22.16%          14.63%
                                                  ==========    ============================  ==============

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

      Assumptions used in the model, including loan and deposit growth rates, are derived from seasonal trends and management's outlook, as are the assumptions used to project yields and rates for new loans and deposits. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are accounted for in the different rate scenarios.

      The following table represents the interest rate sensitivity on net interest income for the Company using different rate scenarios:

                                             % Change in
        Change in Prime Rate              Net Interest Income
        --------------------              -------------------
           +200 basis points                    +2.9
           Flat                                    0
           -200 basis points                    -2.5%

Market Value Simulation

    Market value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Market values are calculated based on discounted cash flow analysis. The net market value is the market value of all assets minus the market value of all liabilities. The change in net market value over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the market value simulation as in the earnings simulation.

    The following chart reflects the change in net market value over different rate environments:
                                            Change in Net Market Value
       Change in Prime Rate                  (dollars in thousands)
       --------------------                  ----------------------
            +200 basis points                      $-17,202
            +100 basis points                        -7,437
            Flat                                        696
            -100 basis points                        10,223
            -200 basis points                        17,974

Provision for Possible Loan Losses

     The provision for possible loan losses totaled $480,000 for the second quarter of 1998, up from $220,000 for the second quarter of 1997. The provision for the first six months of 1998 totaled $915,000, up from $420,000 a year ago. These provisions reflect the performance of the loan portfolio and management's assessment of the credit risk in the portfolio. (See Asset Quality)


Non-Interest Income

      Non-interest income for the six months ended 1998 totaled $2.4 million, up from $2.2 a year ago. This increase is due principally to the increases in income from mortgage brokerage and was partially offset by net gains of approximately $408,000 on sales of real estate owned in the first six months of 1997. The remaining increase in non-interest income is due to increases in service fees on deposit accounts, increases in other service fees and increased brokerage commissions. Management continues to seek additional sources of non-interest income, including increased emphasis on its credit card operations, mortgage banking activities and brokerage services.

Non-Interest Expense

      Non-interest expense increased by 21.4% for the six months of 1998, totaling $9.5 million as compared to $7.8 million for 1997. Personnel costs comprised much of this change, increasing approximately 23.8% over the first half of 1997, due principally to the Signet branch acquisition and continued growth. The remaining cost is attributable to infrastructure associated with the consolidation of certain functions and the development and introduction of new products and delivery systems, which are expected to enhance future earnings through increased revenue and/or improved efficiencies. The Company continues to stress budgetary expense controls and operates at considerably more efficient levels than its peers, as measured by the efficiency ratio (ratio of non-interest expenses to net interest income plus non-interest income). For the second quarter of 1998 the Company's efficiency ratio was 58.6%.


Financial Condition

      Total assets as of June 30, 1998 were $671.2 million, an increase of 12.7% from $595.5 million at December 31, 1997 and 18.3% from $567.6 million at June 30, 1997. Asset growth was fueled by the Signet branch acquisition and steady loan demand, as loans totaled $449.6 million at June 30, 1998, an increase of 13.7% from $395.3 million at December 31, 1997, and 21.3% from $370.6 million at June 30, 1997. Stockholders' equity totaled $68.1 million at June 30, 1998 which represents a book value of $9.48 per share.

    Asset and deposit growth in the second quarter was principally a result of the acquisition of the former Signet branches which added $60.9 million in deposits to the balance sheet. Proceeds from this acquisition were invested in a variety of investment products including government securities, mortgage backed securities and whole loans. These branches add significantly to the Company's presence in the Northern Neck region, and although they may cause a short-term drag on earnings, they provide significant potential for growth in market share.

       Deposit growth, irrespective of the Signet acquisition, remained steady. Total deposits at June 30, 1998 were $552.8 million, up 17.1% from $472.1 million at December 31, 1997 and 22.2% from $452.5 million a year earlier. Other borrowings totaled $44.8 million at June 30, 1998 a 12.1% decrease over $51.0 million at the end of 1997 and a 9.4% decrease from $49.4 million at June 30, 1997. The Company continues to utilize other borrowings to supplement deposit growth and, periodically, engages in wholesale leverage transactions. These wholesale leverage transactions have typically been executed at spreads of approximately 150 to 200 basis points and, although they have negatively impacted the Company's net interest margin (as a percentage), they have had a positive effect on earnings and return on equity.

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

      The allowance for loan losses totaled $4.9 million at June 30, 1998 or 1.10% of total loans, as compared to 1.15% at December 31, 1997 and 1.16% at June 30, 1997. At June 30, 1998, non-performing assets of $5.0 million included foreclosed properties of $1.4 million and a $1.0 million investment in income-producing property.

                                                 June 30,           December 31,        June 30,
                                                  1998                     1997           1997
                                                 -----                     ----        --------
      Non-accrual loans                         $2,630                  $2,140          $   284
      Foreclosed properties                      1,390                   1,746            1,779
      Real estate investment                       954                   1,050            2,017
                                                ------                   -----           ------
      Non-performing assets                     $4,974                  $4,936           $4,080
                                                ======                  ======           ======

      Allowance for loan losses                 $4,939                  $4,565           $4,297
      Allowance as % of total loans               1.10%                   1.15%            1.16%
      Non-performing assets to loans
            and foreclosed properties             1.10%                   1.24%            1.10%

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

    At June 30, 1998, the Company's ratio of total capital to risk-weighted assets was 13.52% and its ratio of Tier 1 capital to risk-weighted assets was 12.50%. Both ratios exceed the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at June 30, 1998:

      Tier 1 capital                                        $   60,327
      Tier 2 capital                                        $    4,939
      Total risk-based capital                              $   65,266
      Total risk-weighted assets                            $  482,560

      Capital Ratios:
            Tier 1 risk-based capital ratio                      12.50%
            Total risk-based capital ratio                       13.52%
            Leverage ratio (Tier I capital to
                  average adjusted total assets)                  9.14%
            Equity to assets ratio                                9.66%

      The Company's book value per share at June 30, 1998 was $9.48. Dividends to stockholders are typically declared and paid semi-annually in June and December.

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

      At June 30, 1998, cash, interest-bearing deposits in other banks, federal funds sold, securities available for sale and loans maturing or repricing in one year were 51.7% of total earning assets. At June 30, 1998 approximately $139.1 million or 31.1% of total loans would mature or reprice within the next year. The Company utilizes federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, in addition to deposits, to fund the growth in its loan portfolio, and to fund securities purchases, periodically in wholesale leverage transactions.

Year 2000

    The Company's Year 2000 effort is proceeding in accordance with a written plan which has been adopted by the Company's Board of Directors. Progress reports are provided to the Board on a regular basis. The Company has completed its assessment of the critical computer systems, and expects to have substantially completed necessary changes to and testing of these systems by June 1999.


    The Company expects to incur internal staff costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to prepare its systems for the year 2000. Testing and conversion of system applications is expected to cost approximately $250,000. This estimate includes some costs, such as the purchase of computer hardware, that will qualify as depreciable assets for accounting purposes, with the related depreciation expense recognized over the estimated lives of the related assets. However, the majority of the costs will be expensed as incurred. A significant portion of these costs are not likely to be incremental costs, but rather a redeployment of existing information technology resources.

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

                                      Union Bankshares Corporation
                                               (Registrant)


      August 13, 1998                     s/  G. William Beale
      ----------------------           -----------------------

            (Date)                         G. William Beale,
                                     President, Chief Executive Officer
                                               and Director


      August 13, 1998                    s/  D. Anthony Peay
      -----------------------          ----------------------

            (Date)                          D. Anthony Peay,
                                    Vice President and Chief Financial Officer

                       UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                                     Index to Exhibits
                                  Form 10-Q /June 30, 1998


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

                                       17