Form 10-Q
period 1998-09-30
UNION BANKSHARES CORP
filed 1998-11-17
CIK 883948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

    As of September 30, 1998, Union Bankshares Corporation had 7,498,994 shares of Common Stock outstanding.

                          UNION BANKSHARES CORPORATION
                                    FORM 10-Q
                               September 30, 1998

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1. Financial Statements

    Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
        and December 31, 1997.......................................         1

    Consolidated Statements of Income and Comprehensive Income
        for the three and nine months ended September 30, 1998
        and 1997 (Unaudited)........................................         2

    Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1998 and 1997 (Unaudited)...         3

    Notes to Consolidated Financial Statements
        (Unaudited).................................................         4-5

Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations...........        6-15


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K..........................         16

Signatures.........................................................         16

Index to Exhibits..................................................         17

 PART 1 - FINANCIAL INFORMATION
 Item 1.  Financial Statements

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
            (Dollars in thousands)

                                                                           September 30, December 31 September 30
 ASSETS                                                                         1998        1997         1997
--------                                                                        ----        ----         ----
 Cash and cash equivalents:
     Cash and due from banks                                                  $ 19,509  $   20,959  $  22,845
     Interest-bearing deposits in other banks                                      499         790      1,003
     Federal funds sold                                                          8,650       6,932      5,194
                                                                               --------  ----------  ---------
          Total cash and cash equivalents                                       28,658      28,681     29,042
                                                                               --------  ----------  ---------
 Securities available for sale, at fair value                                  151,216     143,711    140,844
 Investment securities
     fair value of $19,801, $18,059 and $17,952, respectively                   19,412      17,769     17,683
                                                                               --------  ----------  ---------
          Total securities                                                     170,628     161,480    158,527
                                                                               --------  ----------  ---------
 Loans, net of unearned income                                                 464,544     399,351    388,083
     Less allowance for loan  losses                                             6,105       4,798      4,668
                                                                               --------  ----------  ---------
          Net loans                                                            458,439     394,553    383,415
                                                                               --------  ----------  ---------
 Bank premises and equpiment, net                                               20,735      16,978     16,516
 Other real estate owned                                                         1,039       1,746      2,535
 Other assets                                                                   19,454      12,278      9,214
                                                                               --------  ----------  ---------
          Total assets                                                        $698,953  $  615,716  $ 599,249
                                                                               ========  ==========  =========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Non-interest-bearing demand deposits                                         $ 74,182  $   65,980  $  63,687
 Interest-bearing deposits:
     Savings accounts                                                           59,371      55,039     52,472
     NOW accounts                                                               75,710      60,010     60,590
     Money market accounts                                                      61,762      50,387     49,199
     Time deposits of $100,000 and over                                         71,005      61,171     60,382
     Other time deposits                                                       238,092     196,968    195,748
                                                                               --------  ----------  ---------
          Total interest-bearing deposits                                      505,940     423,575    418,391
                                                                               --------  ----------  ---------
          Total deposits                                                       580,122     489,555    482,078
                                                                               --------  ----------  ---------
 Short-term borrowings                                                          12,788      27,245     21,279
 Long-term borrowings                                                           28,355      23,715     23,745
 Other liabilities                                                               4,780       7,036      5,161
                                                                               --------  ----------  ---------
          Total liabilities                                                    626,045     547,551    532,263
                                                                               --------  ----------  ---------
 Stockholders' equity:
     Common stock, $2 par value.  Authorized 24,000,000 shares;
       issued and outstanding, 7,498,994, 7,151,874  and 7,142,984
       shares, respectively                                                     14,998      14,304     14,286
     Surplus                                                                       337         388        248
     Retained earnings                                                          54,957      51,766     51,113
     Accumulated other comprehensive income
        Net unrealized gains on securities available for sale, net of taxes      2,616       1,707      1,339
                                                                               --------  ----------  ---------
          Total stockholders' equity                                            72,908      68,165     66,986
                                                                               --------  ----------  ---------
          Total liabilities and stockholders' equity                          $698,953  $  615,716  $ 599,249
                                                                               ========  ==========  =========


 See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Income and Comprehensive Income (Unaudited)

                             (Dollars in thousands)

                                                                                    Three Months Ended          Nine Months Ended
                                                                                       September 30           September 30
                                                                                   -------------------     --------------------
                                                                                     1998       1997        1998          1997
                                                                                     ----       ----        ----          ----
 Interest income:
     Interest and fees on loans                                                   $ 10,260    $  9,140    $ 29,982    $ 25,871
     Interest on securities:
       U.S. government and agency securities                                           361         786       1,182       2,813
       Obligations of states and political subdivisions                              1,049         996       3,066       2,989
       Other securities                                                              1,115         618       3,156       1,177
     Interest on Federal funds sold                                                    121         152         420         366
     Interest on interest-bearing deposits in  other banks                              11          10          57          38
                                                                                  --------    --------    --------    --------
            Total interest income                                                   12,917      11,702      37,863      33,254
                                                                                  --------    --------    --------    --------
 Interest expense:
     Interest on deposits                                                            5,645       4,807      16,143      13,876
     Interest on other borrowings                                                      593         568       1,985       1,687
                                                                                  --------    --------    --------    --------
            Total interest expense                                                   6,238       5,375      18,128      15,563
                                                                                  --------    --------    --------    --------
            Net interest income                                                      6,679       6,327      19,735      17,691
 Provision for loan losses (note 2)                                                  1,479         310       2,394         730
                                                                                  --------    --------    --------    --------
            Net interest income after provision
                for loan losses                                                      5,200       6,017      17,341      16,961
                                                                                  --------    --------    --------    --------
 Other income:
     Service charges on deposit accounts                                               754         609       2,093       1,704
     Other service charges and fees                                                    493         371       1,458         980
     Gains (losses) on securities transactions, net                                     (6)        (10)        (31)          3
     Gains (losses)on sales of other real estate owned
       and bank premises, net                                                           (5)         16          11         424
     Other operating income                                                            114         178         252         450
                                                                                  --------    --------    --------    --------
            Total other income                                                       1,350       1,164       3,783       3,561
                                                                                  --------    --------    --------    --------
 Other expenses:
     Salaries and benefits                                                           2,776       2,394       7,959       6,798
     Occupancy expenses                                                                315         273         930         822
     Furniture and equipment expenses                                                  479         298       1,329       1,054
     Other operating expenses                                                        1,777       1,564       4,811       4,066
                                                                                  --------    --------    --------    --------
            Total other expenses                                                     5,347       4,529      15,029      12,740
                                                                                  --------    --------    --------    --------
 Income before income taxes                                                          1,203       2,652       6,095       7,782
 Income tax expense                                                                    104         641       1,041       1,703
                                                                                  --------    --------    --------    --------
            Net income                                                            $  1,099    $  2,011    $  5,054    $  6,079
                                                                                  ========    ========    ========    ========

Other Comprehensive income
    Unrealized holding (gains) losses arising during the period net of taxes of
      $301 and $309 for three and nine months of 1998
      and $98 and $366 for the three and nine months of 1997                      $    585    $    191    $    600    $    710
    Less reclassification adjustments for (gains) losses included in net income, net of taxes of $2 and $11 for three and nine months of 1998
      and $3 and ($1) for the three and nine months of 1997                              4           7          20          (2)
                                                                                  ========    ========    ========    ========
Comprehensive income                                                              $  1,688    $  2,209    $  5,674    $  6,787
                                                                                  ========    ========    ========    ========

 Basic earnings per share                                                         $   0.14    $   0.28    $   0.69    $   0.85
                                                                                  ========    ========    ========    ========
 Diluted earnings per share                                                       $   0.14    $   0.28    $   0.69    $   0.85
                                                                                  ========    ========    ========    ========
 Dividends per share                                                                  --                      0.19        0.18
                                                                                  ========    ========    ========    ========

 See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended September 30, 1998 and 1997
                             (Dollars in thousands)

                                                                               1998       1997
                                                                             ------      ------
Operating activities:
    Net income                                                              $   5,054   $  6,079
    Adjustments to reconcile net income to net cash and
      cash equivalents provided by (used in) operating activities:
        Depreciation of bank premises and equipment                             1,170      1,099
        Amortization of intangibles                                               269         32
        Provision for loan losses                                               2,394        730
        Gains (losses) on sales of securities available for sale                   31         (3)
        Gains on sale of other real estate owned                                  (11)      (424)
        Increase in other assets                                               (7,879)    (1,027)
        Decrease in other liabilities                                          (2,256)     2,656
                                                                              --------   --------
             Net cash and cash equivalents provided
                 by (used in) operating activities                             (1,228)     9,142
                                                                              --------   --------
Investing activities:
    Net increase in securities                                                 (7,834)    (9,512)
    Net increase in loans                                                     (66,330)   (33,200)
    Acquisition of bank premises and equipment                                 (4,927)    (3,342)
    Proceeds from sales of other real estate owned                                767      5,389
                                                                              --------   --------
             Net cash and cash equivalents used in
                 investing activities                                         (78,324)   (40,665)
                                                                              --------   --------
Financing activities:
    Net increase in non-interest-bearing deposits                               8,202      4,352
    Net increase in interest-bearing deposits                                  82,365     22,133
    Net decrease in short-term borrowings                                     (14,457)    (6,124)
    Increase in long-term borrowings                                            4,775     12,800
    Issuance (purchase) of common stock                                            10        (39)
    Cash dividends paid                                                        (1,231)    (1,213)
    Repayment of long-term borrowings                                            (135)      (180)
                                                                              --------   --------
             Net cash and cash equivalents provided by
                 financing activities                                          79,529     31,729
                                                                              --------   --------
Increase (decrease) in cash and cash equivalents                                  (23)       206
Cash and cash equivalents at beginning of period                               28,681     28,836
                                                                              --------   --------
Cash and cash equivalents at end of period                                  $  28,658 $   29,042
                                                                              ========   ========


See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 1998


1.  ACCOUNTING POLICIES

    The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

    The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

    These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders. Certain previously reported amounts have been reclassified to conform to current period presentation.


2.  ALLOWANCE FOR LOAN LOSSES

    The following summarizes activity in the allowance for loan losses for the nine months ended September 30, (in thousands):

                                              1998          1997
                                              ----          ----
        Balance,  January 1                 $ 4,798       $ 4,612
        Provisions charged to operations      2,394           730
        Recoveries credited to allowance        189           160
        Loans charged off                    (1,276)         (834)
                                           ---------     ---------
        Balance, September 30               $ 6,105        $4,668
                                           ========       ========


3.  Earnings Per Share

    Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Weighted average shares used for the computation of basic EPS were 7,498,994 and 7,142,984 for the three months ended September 30, 1998 and 1997 and 7,277,881 and 7,136,644 for the nine months ended September 30, 1998 and 1997. Diluted EPS is computed using the weighted number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. Weighted average shares used for the computation of diluted EPS were 7,516,968 and 7,175,070 for the three months ended September 30, 1998 and 1997 and 7,309,992 and 7,162,165 for the nine months ended September 30, 1998 and 1997.

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

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of  Operations

     Union Bankshares Corporation is a multi-bank holding company organized under Virginia law which provides financial services through its wholly-owned subsidiaries, Union Bank & Trust Company, Northern Neck State Bank, King George State Bank, Rappahannock National Bank, Union Investment Services, Inc., and Union Mortgage Company, LLC (collectively, the "Company"). The four subsidiary banks, Union Bank & Trust Company, Northern Neck State Bank, King George State Bank and Rappahannock National Bank, are full service retail commercial banks offering a wide range of banking and related financial services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage and consumer loans. Union Investment Services, Inc., is a full service discount brokerage company which offers a full range of investment services, and sells mutual funds, bonds and stocks. Union Mortgage Company, LLC provides a wide array of mortgage products to the Company's primary trade area.

     The Company's primary trade area stretches from Fredericksburg, south to Hanover County and east throughout Northern Neck area of Virginia. The Corporate Headquarters are located in Bowling Green, Virginia. Through its banking subsidiaries, the Company operates 27 branches in its primary trade area.

     During the second quarter of 1998 the Company announced a two-for-one stock split to shareholders of record as of May 21, 1998. All shares and per share data have been adjusted to reflect the split and per value has been reduced from $4 to $2 per share. The Company also announced that it had filed the necessary applications to form a new community bank in Williamsburg, Virginia, The Bank of Williamsburg. The Company anticipates to begin operations of this wholly-owned subsidiary in January of 1999.

     On July 1, 1998, the Company completed its acquisition of Rappahannock Bankshares, Inc., a $20 million one-bank holding company in Washington, Virginia. The Company exchanged 316.4 shares of its common stock for each outstanding share of Rappahannock Bankshares, Inc. stock. This transaction was accounted for as a pooling-of-interests. The impact of this transaction is not expected to have a material effect on the financial condition or results of operations of the Company.

     Management's discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and subsidiaries. The analysis focuses on the Consolidated Financial Statements, the footnotes thereto, and the other financial data herein. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Amounts are rounded for presentation purposes, while the percentages presented are computed based on unrounded amounts.

Results of Operations

     Net income for the third quarter of 1998 was $1.1 million, down from $2.0 million for the same period in 1997. The decline in net income for the period was due principally to a special provision of $975,000 to the allowance for loan losses related to a single credit relationship in the third quarter of 1998. Diluted earnings per share amounted to $.14 in the third quarter of 1998, as compared to $.28 in the third quarter of 1997. The Company's annualized return on assets for the third quarter of 1998 was .63% as compared to 1.35% a year ago. The Company's annualized return on equity totaled 6.06% and 12.12% for the three months ended September 30, 1998 and 1997, respectively.

     Net income for the first nine months of 1998 was $5.1 million, down from $6.1 million for the same period in 1997. Excluding nonrecurring pretax gains and losses on sales of other real estate and securities in the first nine months of 1997 and the effect of the aforementioned special provision for loan losses in the third quarter of 1998, net income was unchanged in the first nine months of 1998 from 1997 totals. Diluted earnings per share amounted to $.69 in the first nine months of 1998, as compared to $.85 in the same period in 1997. The Company's annualized return on assets for the first nine months of 1998 was 1.00% as compared to 1.42% a year ago. The Company's annualized return on equity totaled 9.38% and 12.99% for the nine months ended September 30, 1998 and 1997, respectively.

Net Interest Income

     Net interest income on a tax-equivalent basis for the third quarter of 1998 increased by 5.7% to $7.1 million from $6.8 million for the same period a year ago. Despite declining interest rates, the Company has been able to maintain a strong net interest margin by managing its interest rate spread and increasing the volume of earning assets over interest-bearing liablities. The current interest rate environment and competition for deposits continues to put pressure on net interest margins. Average earning assets during the third quarter of 1998 increased by $93.5 million to $644.0 million from the third quarter of 1997, while average interest-bearing liabilities grew by $79.4 million to $541.8 million over this same period. The Company's yield on average earning assets was 8.24%, down from 8.74% a year ago, while its cost of average interest-bearing liabilities also decreased slightly from 4.61% to 4.57%.

                                                                 Union Bankshares Corporation
                                      Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
                                  -------------------------------------------------------------------------------------------
                                                                 Quarters Ended September 30,
                                  -------------------------------------------------------------------------------------------
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

                                    Balance   Expense     Rate      Balance  Expense    Rate    Balance   Expense     Rate
                                  -------------------------------------------------------------------------------------------

 Assets:

Securities:
     Taxable . . . . .
    . . . . . . . . . .            $          $                    $          $                $          $
    . . . . . .                        93,622     1,578     6.69%      89,168    1,460  6.50%      79,036     1,157    6.45%
     Tax-exempt(1) . .
    . . . . . . . . . .
    . . . .                            74,599     1,405     7.47%      68,144    1,365  7.95%      68,556     1,415    8.32%
                                  ---------------------           --------------------        ---------------------
        Total
       securities . . .
       . . . . . . . .
       . .                            168,221     2,983     7.04%     157,312    2,825  7.12%     147,592     2,572    7.32%
 Loans, net. . .
 . . . . . . . . .
 . . . . . . . . .
 .                                     461,579    10,260     8.82%     379,890    9,140  9.55%     352,188     8,210    9.33%
 Federal funds sold . .
 . . . . . . . . . . . .
 .                                      11,974       121     4.01%      12,820      152  4.70%       9,986       103    6.56%
 Interest-bearing
deposits                                   -         -                     -        -                  -         -
    in other banks . .
    . . . . . . . . . .
    . . . .                             2,227       11      1.96%         508      10   7.81%       1,187       15     6.02%
                                  ---------------------           --------------------        ---------------------
       Total earning assets . .
       . . . . . .                    644,001    13,375     8.24%     550,530   12,127  8.74%     510,953    10,900    8.68%
Allowance for loan
losses . . . . . . . .
 . .                                (5,319)                         (4,654)                     (4,624)
Total non-earning assets . . . .
 . . . . .                              57,889                          45,627                      46,596
                                  ===========                     ===========                 ===========
Total assets . . . . .
 . . . . . . . . . . . .            $                               $                           $
 . .                                   696,571                         591,503                     552,925
                                  ===========                     ===========                 ===========

Liabilities &
Stockholders' Equity:
Interest-bearing
deposits:
    Checking . . . . .
    . . . . . . . . . .            $          $                    $          $                $          $
    . . . . .                          74,790       455     2.41%      60,012      405  2.68%      48,418       302    2.47%
    Regular savings . .
    . . . . . . . . . .
    . . .                              59,388       449     3.00%      52,448      409  3.09%      62,692       511    3.56%
    Money market
    savings . . . . . .
    . . . .                            62,477       530     3.37%      49,285      425  3.42%      53,857       439    3.23%
Certificates of
deposit:                                   -         -                     -        -                  -         -
    $100,000 and over .
    . . . . . . . . . .
    . . .                              71,041       968     5.41%      60,300      804  5.29%      53,318       652    5.03%
    Under $100,000 . .
    . . . . . . . . . .
    . . .                             231,804     3,243     5.55%     195,019    2,764  5.62%     172,986     2,483    5.72%
                                  ---------------------           --------------------        ---------------------
       Total
       interest-bearing                    -         -                     -        -                  -         -
           deposits . . . . . .
           . . . . . . . . . .        499,500     5,645     4.48%     417,064    4,807  4.57%     391,271     4,387    4.54%
Other borrowings . . .
 . . . . . . . . . . . .
 . .                                    42,256       593     5.57%      45,328      568  4.97%      39,986       581    5.76%
                                  ---------------------           --------------------        ---------------------
       Total
       interest-bearing                    -         -                     -        -                  -         -
           liabilities . . . . .
           . . . . . . . . . .        541,756     6,238     4.57%     462,392    5,375  4.61%     431,257     4,968    4.65%

                                           -         -                     -        -                  -         -
Non-interest
bearing
liabilities:                               -                               -                           -
    Demand deposits . .
    . . . . . . . . . .
    . .                                76,838                          61,070                      59,661
    Other liabilities .
    . . . . . . . . . .
    . . . . .                           6,657                           5,465                       5,137
       Total liabilities . . . .
       . . . . . . . . .              625,251                         528,927                     496,055
Stockholders' equity .
 . . . . . . . . . . . .
 .                                      71,320                          62,576                      56,870
                                  -----------                     -----------                 -----------
Total liabilities
and
    stockholders' equity . . . .   $                               $                           $
    . . . . . . .                     696,571                         591,503                     552,925
                                  ===========                     ===========                 ===========

Net interest income . . . . . .               $                               $                           $
 . . . . . . . .                                   7,137                          6,752                        5,932
                                             ==========                      =========                   ==========

Interest rate spread .
 . . . . . . . . . . . .
 . .                                                         3.67%                       4.13%                          4.03%
Interest expense
as a percent
    of average earning
    assets . . . . . .
    . . .                                                   3.89%                       3.93%                          3.98%
Net interest margin . .
 . . . . . . . . . . . .
 .                                                           4.39%                       4.88%                          4.76%


(1) Income and yields are reported on a taxable equivalent basis.

      COMBINED

The following table presents the Company's interest sensitivity position at September 30, 1998. This one-day position, which is continually changing, is not necessarily indicative of the Company's position at any other time.

                                                                       Interest Sensitivity Analysis
                                                                            September 30, 1998
                                                         ----------------------------------------------------------
                                                           Within     90-365        1-5        Over
                                                          90 Days      Days        Years     5 Years       Total
                                                         ----------- ----------  ---------- -----------  ----------
                                                                              (In thousands)
Earning Assets:
    Loans, net of unearned income (3) . . . . . . .       $ 100,629   $ 42,968    $174,893   $ 143,263   $ 461,753
    Investment securities . . . . . . . . . . . . .             810      3,137      12,063       3,402      19,412
    Securities available for sale . . . . . . . . .           1,584      6,044      47,010      96,578     151,216
    Federal funds sold  . . . . . . . . . . . . . .           8,650          -           -           -       8,650
    Other short-term investments  . . . . . . . . .             400          -          99           -         499
                                                         ----------- ----------  ---------- -----------  ----------

    Total earning assets  . . . . . . . . . . . . .         112,073     52,149     234,065     243,243     641,530
                                                         ----------- ----------  ---------- -----------  ----------

Interest-Bearing Liabilities:
    Interest checking (2) . . . . . . . . . . . . .        $      -   $      -   $  75,710    $      -  $   75,710
    Regular savings (2) . . . . . . . . . . . . . .           6,090          -      53,281           -      59,371
    Money market savings  . . . . . . . . . . . . .          61,762          -           -           -      61,762
    Certificates of deposit:
      $100,000 and over . . . . . . . . . . . . . .          21,094     30,498      19,413           -      71,005
      Under $100,000  . . . . . . . . . . . . . . .          43,171     84,842     110,079           -     238,092
    Short-term borrowings . . . . . . . . . . . . .          12,788          -           -           -      12,788
    Long-term borrowings  . . . . . . . . . . . . .               -      5,150      16,600       6,605      28,355
                                                         ----------- ----------  ---------- -----------  ----------
    Total interest-bearing
      liabilities . . . . . . . . . . . . . . . . . . .     144,905    120,490     275,083       6,605     547,083
                                                         ----------- ----------  ---------- -----------  ----------

    Period gap . . . . . . . . . . . . . . . . . . . .      (32,832)   (68,341)    (41,018)    236,638
    Cumulative gap . . . . . . . . . . . . . . . . .      $ (32,832) $(101,173)  $(142,191)   $ 94,447    $ 94,447
                                                         =========== ==========  ========== ===========  ==========

    Ratio of cumulative gap to
      total earning assets . . . . . . . . . . . .            -5.12%    -15.77%     -22.16%      14.72%
                                                         =========== ==========  ========== ===========

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

    The following table represents the interest rate sensitivity on net interest income for the Company using different rate scenarios:

                                              % Change in
        Change in Prime Rate              Net Interest Income
        --------------------              -------------------
           +200 basis points                   +3.1%
           Flat                                   0
           -200 basis points                   -3.3%

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

    The following chart reflects the change in net market value over different rate environments(dollars in thousands):

       Change in Prime Rate          Change in Net Market Value
       --------------------          --------------------------
        +200 basis points                    $ -9,722
        +100 basis points                        -538
        Flat                                      498
        -100 basis points                      17,862
        -200 basis points                      26,701

Provision for Possible Loan Losses

    The provision for possible loan losses totaled $1,479,000 for the third quarter of 1998, up from $310,000 for the third quarter of 1997. The provision for the first nine months of 1998 totaled $2,394,000, up from $730,000 a year ago. These provisions reflect a special provision of $975,000 recorded in the third quarter of 1998 related to a single credit relationship. Management does not feel this loss is indicative of any decline in the overall quality of the Company's loan portfolio. (See Asset Quality)

Non-Interest Income

    Non-interest income for the nine months ended 1998 totaled $3.8 million, up from $3.6 a year ago. This increase is due principally to the increases in income from mortgage brokerage and was partially offset by net gains of approximately $424,000 on sales of real estate owned in the first nine months of 1997. The remaining increase in non-interest income is due to increases in service fees on deposit accounts, increases in other service fees and increased brokerage commissions. Management continues to seek additional sources of non-interest income, including increased emphasis on its credit card operations, mortgage banking activities and brokerage services.

Non-Interest Expense

    Non-interest expense increased by 18.0% for the nine months of 1998, totaling $15.0 million as compared to $12.7 million for 1997. Personnel costs comprised much of this change, increasing approximately 17.0% over 1997, due principally to the Signet branch acquisition and continued growth. The remaining cost is attributable to infrastructure associated with the consolidation of certain functions and the development and introduction of new products and delivery systems, which are expected to enhance future earnings through increased revenue and/or improved efficiencies. The Company continues to stress budgetary expense controls.

Financial Condition

    Total assets as of September 30, 1998 were $699.0 million, an increase of 13.5% from $615.7 million at December 31, 1997 and 16.6% from $599.2 million at September 30, 1997. Asset growth was fueled by the Signet branch acquisition and steady loan demand, as loans totaled $464.5 million at September 30, 1998, an increase of 16.3% from $399.4 million at December 31, 1997, and 19.7% from $388.1 million at September 30, 1997. Stockholders' equity totaled $72.9 million at September 30, 1998 which represents a book value of $9.72 per share.

    Asset and deposit growth in the first nine months were principally a result of the acquisition of the former Signet branches which added $62.5 million in deposits to the balance sheet. Proceeds from this acquisition were invested in a variety of investment products including government securities, mortgage backed securities and whole loans. These branches add significantly to the Company's presence in the Northern Neck region, and although they may cause a short-term drag on earnings, they provide significant potential for growth in market share.

       Deposit growth, irrespective of the Signet acquisition, remained steady. Total deposits at September 30, 1998 were $580.1 million, up 18.5% from $489.6 million at December 31, 1997 and 20.3% from $482.1 million a year earlier. Other borrowings totaled $41.1 million at September 30, 1998 a 19.3% decrease over $51.0 million at the end of 1997 and a 8.6% decrease from $45.0 million at September 30, 1997. The Company continues to utilize other borrowings to supplement deposit growth and, periodically, engages in wholesale leverage transactions. These wholesale leverage transactions have typically been executed at spreads of approximately 150 to 200 basis points and, although they have negatively impacted the Company's net interest margin (as a percentage), they have had a positive effect on earnings and return on equity.

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

    The allowance for loan losses totaled $6.1 million at September 30, 1998 or 1.20% of total loans, as compared to 1.15% at December 31, 1997 and 1.16% at September 30, 1997. At September 30, 1998, non-performing assets of $4.8 million included foreclosed properties of $1.0 million and a $1.0 million investment in income-producing property.

                           September 30,     December 31,   September 30,
                              1998              1997           1997
                              -----             ----           ----
    Non-accrual loans        $2,791            $2,140        $   284
    Foreclosed properties     1,039             1,850          1,876
    Real estate investment      960             1,050          2,017
                             ------             -----        -------
    Non-performing assets    $4,790            $5,040         $4,177
                             ======            ======         ======

    Allowance for loan
     losses                  $6,105            $4,798         $4,668
    Allowance as % of total
     loans                     1.20%             1.15%          1.16%
    Non-performing assets to
     loans and foreclosed
     properties                1.20%             1.24%          1.10%

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

    At September 30, 1998, the Company's ratio of total capital to risk-weighted assets was 13.68% and its ratio of Tier 1 capital to risk-weighted assets was 12.50%. Both ratios exceed the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at September 30, 1998:

    Tier 1 capital                      $   64,579
    Tier 2 capital                      $    6,104
    Total risk-based capital            $   70,683
    Total risk-weighted assets          $  516,599

    Capital Ratios:
        Tier 1 risk-based capital ratio      12.50%
        Total risk-based capital ratio       13.68%
        Leverage ratio (Tier I capital to
           average adjusted total assets)     9.27%
        Equity to assets ratio                9.82%

    The Company's book value per share at September 30, 1998 was $9.72. Dividends to stockholders are typically declared and paid semi-annually in June and December.

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

    At September 30, 1998, cash, interest-bearing deposits in other banks, federal funds sold, securities available for sale and loans maturing or repricing in one year were 53.5% of total earning assets. At September 30, 1998 approximately $143.6 million or 31.1% of total loans would mature or reprice within the next year. The Company utilizes federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, in addition to deposits, to fund the growth in its loan portfolio, and to fund securities purchases, periodically in wholesale leverage transactions.

Year 2000

The Year 2000 issue affects virtually all companies and organizations. Many companies have existing computer applications which use only two digits to identify a year in the date field. These applications were designed and developed without considering the impact of the change of the century. If not corrected these computer applications may fail or create erroneous results in the Year 2000. Because the Company relies on information processing and communications to conduct much of its business, the Year 2000 issue is of concern to the company.

The Company has developed a Corporate Year 2000 team involving associates from all areas in the organization. The team has been in-place since September of 1997. The project's scope includes all information technology (IT), both internally developed and purchased from third parties, material vendors, producer and customer relationships.

The Company has completed the awareness and assessment phases for its material IT systems ("mission-critical systems") and is currently in the remediation and testing phases. The Company anticipates that it will complete the remediation and testing phases for its mission-critical IT systems and these systems are targeted to be made Year 2000 compliant and validated by December 31, 1998.

The Company has been in contact with its material business partners to determine their state of readiness and the potential impact on the Company. The Company has identified the following general categories of business partners as material to the Company's ability to conduct its operations: Software, hardware and telecommunication providers, other banks and investment brokers, major deposit and loan customers and utilities.

Where the Company has determined that the relationship with a business partner is material to its ability to conduct normal operations, the Company has sent letters to the business partner requesting an update on the status of its Year 2000 initiative. Where deemed necessary, the Company is following-up with the business partner to obtain further information. The Company has not currently identified a material business partner that will be noncompliant. However, there can be no assurances that all material business partners will be compliant and such noncompliance could have a material effect on the Company's financial position and results of operations.

The Company has also devoted significant time and effort in developing customer awareness, including seminars designed to both educate and reassure its customers and the general public.

Although it expects all of its mission-critical IT systems to be Year 2000 compliant by December 31, 1998, the Company is developing a contingency plan for noncompliance of its mission-critical IT systems. If the Company becomes aware of noncompliant business partners, one option will be to evaluate using other vendors. The Company expects its review of material business partners to be completed by December 31, 1998. At that time the Company will be able to completely evaluate the need to replace any material business partners. In some instances the establishment of a contingency plan is not possible or is cost prohibitive. In these situations, noncompliance by the Company or its material business partners could have a material adverse impact on the Company's financial position and results of operations.

The Company expects to incur internal staff costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. Testing and conversion of system applications is expected to cost approximately $250,000. This estimate includes some costs, such as the purchase of computer hardware, that will qualify as depreciable assets for accounting purposes, with the related depreciation expense recognized over the estimated lives of the related assets. However, the majority of the costs will be expensed as incurred. A significant portion of these costs are not likely to be incremental costs, but rather a redeployment of existing information technology resources. Approximately $25,000 of this amount was incurred as of September 30, 1998. The remainder of the estimated cost of the project is expected to be incurred in the fourth quarter of 1998 and in 1999. All costs of the Year 2000 project have been expensed as incurred.

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

                                 Union Bankshares Corporation
                                        (Registrant)


November 16, 1998                      s/  G. William Beale
------------------------            --------------------------------
    (Date)                           G. William Beale,
                                     President, Chief Executive Officer
                                     and Director


November 16, 1998                  s/  D. Anthony Peay
-------------------------       ---------------------------------
    (Date)                          D. Anthony Peay,
                                    Vice President and Chief Financial Officer

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                                Index to Exhibits
                          Form 10-Q /September 30, 1998

Exhibit
 No.              Description

2       Plan of acquisition, reorganization, arrangement,
           liquidation or succession-                          Not Applicable
4       Instruments defining the rights of security holders,
           including indentures                                Not Applicable

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