Form 10-K
period 1998-12-31
UNION BANKSHARES CORP
filed 1999-03-31
CIK 883948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                           COMMISSION FILE NO. 0-20293

                          UNION BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

        VIRGINIA                                           54-1598552
(State of Incorporation)                           (I.R.S. Employer I.D. No.)

                              212 NORTH MAIN STREET
                                  P.O. BOX 446
                          BOWLING GREEN, VIRGINIA 22427
                    (Address of principal executive officers)

                                 (804) 633-5031
                         (Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $2 PAR VALUE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

        The Aggregate Market Value of the Voting Stock Held by Nonaffiliates of the Registrant was $120,043,710 as of February 26, 1999.

        As of February 26, 1999, Union Bankshares Corporation had 7,568,884 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated into Part II of this Form 10-K and portions of the Proxy Statement for the 1999 annual meeting are incorporated into Part III.

                          UNION BANKSHARES CORPORATION
                                    FORM 10-K
                                      INDEX

                                     PART 1

PAGE

Item 1.        Business.............................................  1
Item 2.        Properties...........................................  8
Item 3.        Legal Proceedings....................................  10
Item 4.        Submission of Matters to a Vote of
                             Security Holders.......................  10

                                     PART II

Item 5.        Market for Registrant's Common Equity
                             and Related Stockholder Matters........  11
Item 6.        Selected Financial Data..............................  11
Item 7.        Management's Discussion and Analysis
                       of Financial Condition and Results
                             of Operations..........................  11
Item 7A.              Quantitative and Qualitative Disclosures
                             About Market Risk......................  11
Item 8.        Financial Statements and
                             Supplementary Data.....................  15
Item 9.        Changes in and Disagreements with
                             Accountants on Accounting and
                             Financial Disclosure...................  15

                                    PART III

Item 10.       Directors and Executive Officers.....................  16
Item 11.       Executive Compensation...............................  16
Item 12.       Security Ownership of Certain Beneficial
                             Owners and Management..................  17
Item 13.       Certain Relationships and Related
                             Transactions...........................  17

                                     PART IV

Item 14.       Exhibits, Financial Statements Schedules
                             and Reports on Form 8-K................  18

                                     PART I

ITEM 1. - BUSINESS

GENERAL

        Union Bankshares Corporation (the "Company") is a multi-bank holding company organized under Virginia law which is headquartered in Bowling Green, Virginia. The Company is committed to the delivery of financial services through its affiliated community banks, Union Bank & Trust Company ("Union Bank"), Northern Neck State Bank ("Northern Neck Bank"), Rappahannock National Bank ("Rappahannock Bank"), King George State Bank ("King George Bank") and the Bank of Williamsburg ("Bank of Williamsburg") (collectively, the "Subsidiary Banks") and three non-bank financial services affiliates, Union Investment Services, Inc. ("Union Investment"), Union Mortgage Company, LLC ("Union Mortgage") and Mortgage Capital Investors, Inc. ("MCI").

        The Company was formed in connection with the July 12, 1993 merger of Northern Neck Bankshares Corporation with and into Union Bancorp, Inc.. On September 1, 1996, King George State Bank and on July 1, 1998, Rappahannock National Bank became wholly-owned subsidiaries of the Company. On February 22, 1999, Bank of Williamsburg began business as a newly organized bank focused on the Williamsburg market.

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

     Union Bankshares Corporation had assets of $734 million, deposits of $608 million, and shareholders' equity of $73 million at December 31, 1998. The Company serves, through its subsidiaries, the counties of Caroline, Hanover, King George, King William, Spotsylvania, Stafford, Richmond, Westmoreland, Essex, Lancaster, Northumberland and the City of Fredericksburg, Virginia. Through its four subsidiary banks, the Company operated twenty eight branches in its primary trade area at year end. Union Bank opened three branches in 1998: at Brock Road and Route 3 in Fredericksburg in January 1998; at Fall Hill Avenue in Fredericksburg in June 1998; and at 610 Mechanicsville Turnpike in Mechanicsville in September 1998. In addition, five new branches were established in February 1998 in connection with the purchase of the former Signet Bank branches in Burgess, Colonial Beach, Kilmarnock, Reedville and White Stone, Virginia. See "Acquisition Program--Branch Purchase."

        On February 22, 1999, the Company opened the Bank of Williamsburg, a full service bank headquartered in Williamsburg, Virginia. The bank was organized and chartered under the laws of Virginia in February 1999. The main office of the Bank of Williamsburg is located at 5251 John Tyler Parkway and its primary trade area is Williamsburg and surrounding James City County.

        Union Investment has provided securities brokerage and investment advisory services since February 1993. It is a full service discount brokerage company which offers a full range of investment services, and sells mutual funds, bonds and stocks.

        Union Mortgage Company, LLC , a mortgage loan brokerage company and subsidiary of Union Bank, began operations on January 1, 1997. Union Mortgage provides a wide array of mortgage products to customers in the service areas of the Subsidiary Banks.

     On February 11, 1999, the Company acquired CMK Corporation t/a "Mortgage Capital Investors," a mortgage loan brokerage company headquartered in Springfield, Virginia, by merger of CMK Corporation into Mortgage Capital Investors, Inc., a wholly owned subsidiary of Union Bank ("Mortgage Capital"). See "Acquisition Program - Purchase of Mortgage Capital Investors, Inc." Mortgage Capital has offices in four states in the mid-Atlantic area and in Florida which provide a variety of mortgage products to customers in those states. The Company intends to combine the operations of Union Mortgage and Mortgage Capital Investors during 1999.

ACQUISITION PROGRAM

        The Company looks to expand its market area and increase its market share through both internal growth and strategic acquisitions. During 1998, the Company engaged in the following acquisition transactions:

        BRANCH PURCHASE. On February 17, 1998, Northern Neck Bank and King George Bank acquired certain assets and assumed certain deposit and other liabilities relating to five former branch offices of First Union National Bank (successor by merger with Signet Bank) (the "Branch Transaction"). In the aggregate, the affiliate banks assumed total net deposits of approximately $60 million. The Branch Transaction was consummated pursuant to a Purchase and Assumption Agreement, dated as of October 21, 1997, by and between Signet Bank and the Company (the "Purchase Agreement").

        According to the Purchase Agreement, the Company's subsidiary banks were to acquire certain assets and assume certain deposit and other liabilities relating to seven branch offices of Signet Bank (in 1998 Signet Bank was acquired by First Union). However, because of market concentration restrictions placed on the transaction by federal regulators, two of the branch offices (Warsaw and Montross, Virginia) that were to be acquired by Northern Neck Bank were sold to Bank of Lancaster, Kilmarnock, Virginia, immediately following the closing of the Branch Transaction pursuant to a Purchase and Assumption Agreement, dated as of November 17, 1997, between Northern Neck Bank and Bank of Lancaster.

        ACQUISITION OF RAPPAHANNOCK BANKSHARES. On February 25, 1998, the Company entered into an Agreement and Plan of Reorganization (the
"Reorganization Agreement") with Rappahannock Bankshares, Inc. ("Rappahannock"). According to the Reorganization Agreement, Rappahannock merged with and into the Company and Rappahannock Bank operates as a subsidiary bank of the Company. The Company consummated the transaction on July 1, 1998, after obtaining the applicable shareholder and regulatory approvals.

        OPENING OF THE BANK OF WILLIAMSBURG. On February 22, 1999, the Company opened the Bank of Williamsburg in temporary headquarters in the Williamsburg Crossing Shopping Center at 5251 John Tyler Parkway in Williamsburg. This full service bank puts the Company in a new market area located in a rapidly growing region of Virginia.

        PURCHASE OF MORTGAGE CAPITAL INVESTORS. On February 11, 1999, the Company purchased CMK Corporation t/a "Mortgage Capital Investors" to augment its mortgage origination business. Mortgage Capital Investors originates and sells mortgage loans in the mortgage market and is strategically designed to increase fee income with limited or no asset quality risk.

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

SUPERVISION AND REGULATION

        Bank holding companies and banks are extensively regulated under both federal and state law. The following description briefly discusses certain provisions of federal and state laws and certain regulations and proposed regulations and the potential impact of such provisions on the Company and its Subsidiary Banks.

BANK HOLDING COMPANIES

        As a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"), the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

        Since September 1995, the BHCA has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks are also able to branch across state lines, provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Virginia has adopted legislation that permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based.

        There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation (the "FDIC") insurance funds in the event the depository institution becomes in danger of default or in default. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law, require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") as a result of the default of a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

CAPITAL REQUIREMENTS

        The Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and each of the Subsidiary Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 1998 were 12.47% and 13.70%, respectively, exceeding the minimum requirements.

        In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 3% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The leverage ratio of the Company as of December 31, 1998, was 9.06%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

        As an institution with deposits insured by the BIF, the Bank also is subject to insurance assessments imposed by the FDIC. The FDIC has implemented a risk-based assessment schedule, imposing assessments ranging from zero (a minimum of $2,000) to 0.27% of an institution's average assessment base. The actual assessment to be paid by each BIF member is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In 1998, the Subsidiary Banks paid $63,238 in deposit insurance premiums.

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

ITEM 2. - PROPERTIES

        The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The main office is located at 212 N. Main Street, Bowling Green, Virginia, in a building owned by the Company. The Company's subsidiaries own or lease various other offices in the counties and cities in which they operate. Northern Neck State Bank has its main office in Warsaw, Virginia and operated eight branches at December 31, 1998; Union Bank has its main office in Bowling Green, Virginia and operated fifteen branches at 1998 year end. At year end, King George Bank operated out of two locations, one in King George and the other in Westmoreland, Virginia. Union Investment's office is located in Bowling Green, Virginia. See Notes to Consolidated Financial Statements for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

     On February 17, 1998, the Company acquired five former branch offices of Signet Bank, four of which were allocated to Northern Neck Bank and the remaining branch to King George Bank. See "Item 1--Business--Acquisition Program."

     The properties on the following page are those owned or leased by the Company and its subsidiaries as of December 31, 1998.

                                    LOCATIONS

CORPORATE HEADQUARTERS
     212 North Main Street, Bowling Green, Virginia

BANKING OFFICES - UNION BANK & TRUST COMPANY
     211 North Main Street, Bowling Green, Virginia
     Route 1, Ladysmith, Virginia
     Route 301, Port Royal, Virginia
     4540 Lafayette Boulevard, Fredericksburg, Virginia
     Route 1 & Ashcake Road, Ashland, Virginia
     4210 Plank Road, Fredericksburg, Virginia
     10415 Courthouse Road, Fredericksburg, Virginia
     10469 Atlee Station Road, Ashland, Virginia
     700 Kenmore Avenue, Fredericksburg, Virginia
     Route 360, Manquin, Virginia
     9534 Chamberlayne Road, Mechanicsville, Virginia
     Cambridge & Layhill Road, Falmouth, Virginia
     Massaponax Church Road & Route 1, Spotsylvania, Virginia
     Brock Road and Route 3, Fredericksburg, Virginia
     2811 Fall Hill Avenue, Fredricksburg, Virginia
     610 Mechanicsville Turnpike, Mechanicsville, Virginia

BANKING OFFICES - NORTHERN NECK STATE BANK
     5839 Richmond Road, Warsaw, Virginia
     4256 Richmond Road, Warsaw, Virginia
     Route 3, Kings Highway, Montross, Virginia
     Route 17 & Earl Street, Tappahannock, Virginia
     1660 Tappahannock Blvd, Tappahannock, Virginia
     15043 Northumberland Highway, Burgess, Virginia
     284 North Main Street, Kilmarnock, Virginia
     876 Main Street, Reedville, Virginia
     485 Chesapeake Drive, White Stone, Virginia

BANKING OFFICES - KING GEORGE STATE BANK
     10045 Kings Highway, King George, Virginia
     840 McKinney Blvd., Colonial Beach, Virginia

BANKING OFFICES - RAPPAHANNOCK NATIONAL BANK
     257 Gay Street, Washington, Virginia

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

                                     PART II


ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        This information is incorporated herein by reference from the inside back cover of the Annual Report to Shareholders for the year ended December 31, 1998.

ITEM 6. - SELECTED FINANCIAL DATA

        This information is incorporated herein by reference from the section captioned "Selected Financial Data" on page 2 in the Annual Report to Shareholders for the year ended December 31, 1998.


ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This information is incorporated herein by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 21 in the Annual Report to Shareholders for the year ended December 31, 1998.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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



                          INTEREST SENSITIVITY ANALYSIS
                             (dollars in thousands)

                                               DECEMBER 31, 1998 (1)
                           --------------------------------------------------------------
                           WITHIN 90     90-365          1-5         OVER 5
                              DAYS        DAYS          YEARS        YEARS      TOTAL
                           ----------   -----------     ------      -------    --------

EARNING ASSETS:
Loans, net of unearned
   income (2)                $ 104,454      $38,229      $206,801   $127,525    $477,009
Investment securities                -        2,920        10,049      3,173      16,142
Securities available for
   sale                          2,176        3,097        41,393    114,562     161,228
Other short-term
   investments                   1,413            -             -          -       1,413
                           ------------ ------------ ------------- ---------- -----------

Total Earning Assets           108,043       44,246       258,243    245,260     655,792
                           ============ ============ ============= ========== ===========

INTEREST-BEARING
LIABILITIES:
Interest checking (3)                -            -        81,514          -      81,514
Regular savings (3)                  -        8,156        53,125          -      61,281
Money market savings                 -       64,331             -          -      64,331
Certificates of deposit:
     $100,000 and over          26,974       35,019        18,833        100      80,926
     Under $100,000             33,810      105,454        98,848        136     238,248
Short-term borrowings           19,476            -             -          -      19,476
Long-term borrowings             5,075           75        17,275      5,900      28,325
                           ------------ ------------ ------------- ---------- -----------

Total Interest-Bearing
   Liabilities                  85,335      213,035       269,595      6,136     574,101
                           ------------ ------------ ------------- ---------- -----------

Period Gap                      22,708     (168,789)      (11,352)   239,124
Cumulative Gap                 $22,708    $(146,081)    $(157,433)  $ 81,691     $81,691
                           ============ ============ ============= ========== ===========

Ratio of cumulative gap
to total earning assets           3.46%      (22.28)%      (24.01)%    12.46%
                           ============ ============ ============= ========== ===========



(1) THE REPRICING DATES MAY DIFFER FROM MATURITY DATES FOR CERTAIN ASSETS DUE TO PREPAYMENT ASSUMPTIONS.

(2) EXCLUDES NON-ACCRUAL LOANS

(3) THE COMPANY HAS DETERMINED THAT INTEREST-BEARING CHECKING DEPOSITS AND REGULAR SAVINGS DEPOSITS ARE NOT SENSITIVE TO CHANGES IN RELATED MARKET RATES AND THEREFORE, IT HAS PLACED THEM PREDOMINATELY IN THE "1-5 YEARS" COLUMN.


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

        The following table represents the interest rate sensitivity on net interest income for the Company using different rate scenarios:

                                              % CHANGE IN
           CHANGE IN PRIME RATE            NET INTEREST INCOME
           --------------------            -------------------

            +200 basis points                      -2.75%
            Flat                                       0
            -200 basis points                      +2.20%

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

     The following chart reflects the change in net market value over different rate environments:
                                              CHANGE IN NET MARKET VALUE
       CHANGE IN PRIME RATE                    (DOLLARS IN THOUSANDS)
       --------------------                    ----------------------
               +200 basis points                     $-15,639
               +100 basis points                       -4,733
               Flat                                     2,387
               -100 basis points                       15,846
               -200 basis points                       24,896

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        This information is incorporated herein by reference from the Consolidated Financial Statements on pages 22 through 39 and the Quarterly Earnings Summary on the inside front cover of the Annual Report to Shareholders for the year ended December 31, 1998.


ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

        There are no disagreements between the Company and its independent accountants.

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        This information, as applicable to directors, is incorporated herein by reference from pages 2 and 3 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 1999 ("Proxy Statement") from the section titled "Election of Directors." Executive officers of the Company as of December 31, 1998 are listed on the following page:

                                       TITLE AND PRINCIPAL OCCUPATION
NAME (AGE)                               DURING PAST FIVE YEARS
----------                             -------------------------------

G. William Beale (49)           President and Chief Executive Officer of the
                                Company since its inception; President of Union
                                Bank since 1991.

E. Peyton Motley (54)           Executive Vice President and Chief Operating
                                Officer of the Company since its inception;
                                President of Northern Neck Bank since 1978.

D. Anthony Peay (39)            Vice President and Chief Financial Officer since
                                December 1994; Certified Public Accountant,
                                Senior Manager - Deloitte & Touche.

John C. Neal (49)               Executive Vice President and Chief Operating
                                Officer - Union Bank

Myles W. H. Gaythwaite (54)     Vice President - Sales, Marketing and
                                Human Resources

Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated herein by reference from page 4 of the Proxy Statement from the section titled "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11 - EXECUTIVE COMPENSATION

        This information is incorporated herein by reference from page 3 and pages 5 trough 10 of the Proxy Statement from the sections titled "Election of Directors--Directors' Fees" and "Executive Compensation".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

        This information is incorporated herein by reference from page 4 of the Proxy Statement from section titled "Ownership of Company Common Stock."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information is incorporated herein by reference from page 11 of the Proxy Statement from the section titled "Interest of Directors and Officers in Certain Transactions."

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following documents are filed as part of this report:

        (1) FINANCIAL STATEMENTS
            The following consolidated financial statements of Union Bankshares Corporation and subsidiaries included in the 1998 Annual Report to Shareholders are incorporated by reference in this report:

               Consolidated Balance Sheets
               Consolidated Statements of Income and Comprehensive Income Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements
               Independent Auditors' Report

        (2) FINANCIAL STATEMENT SCHEDULES
            All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

        (3) EXHIBITS
        Exhibit No.                         Description
        -----------                         -----------

          3.1 Articles of Incorporation (incorporated by reference to Form S-4 Registration Statement - 33-60458)
          3.2 By-Laws (incorporated by reference to Form S-4 Registration Statement - 33-60458)
         10.1 Form of Employment Agreement of G. William Beale and E. Peyton Motley, respectively (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998)
         11.0 Statement re Computation of Per Share Earnings (incorporated by reference to note 11 of the notes to consolidated financial statements included in the 1998 Annual Report to Shareholders)
         13.0       1998 Annual Report to Shareholders
         21.0       Subsidiaries of the Registrant
         27.0       Financial Data Schedule



        (4) REPORTS ON FORM 8-K
            No reports were filed on Form 8-K during the fourth quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION BANKSHARES CORPORATION

By: / s/ G. William Beale
   ----------------------                 Date:  March 31, 1999
    G. William Beale                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 1999.





        SIGNATURE                                  TITLE
        ---------                                  -----

  / s/ G. William Beale
--------------------------------            President, Chief Executive Officer and
G. William Beale                            Director


  / s/ E. Peyton Motley
--------------------------------            Executive Vice President, Chief Operating
E. Peyton Motley                            Officer and Director


  / s/ D. Anthony Peay                      Vice President and Chief Financial Officer
--------------------------------
D. Anthony Peay


--------------------------------            Chairman of the Board of Directors
Ronald L. Hicks

  / s/ Charles H. Ryland
--------------------------------            Vice Chairman of the Board of Directors
Charles H. Ryland

 / s/ W. Tayloe Murphy, Jr.
--------------------------------            Director
W. Tayloe Murphy, Jr.

  /s/ Walton Mahon
--------------------------------            Director
Walton Mahon


--------------------------------            Director
M. Raymond Piland, III


--------------------------------            Director
A.D. Whittaker
