Form 10-Q
period 1999-03-31
UNION BANKSHARES CORP
filed 1999-05-17
CIK 883948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

         As of March 31, 1999, Union Bankshares Corporation had 7,530,356 shares of Common Stock outstanding.

                  UNION BANKSHARES CORPORATION
                          FORM 10-Q
                       MARCH 31, 1999

                                                       INDEX
                                                       -----

PART 1 - FINANCIAL INFORMATION                                                            PAGE
                                                                                          ----
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 1999 and 1998 (Unaudited)
                  and December 31, 1998 (Audited)......................................     1

         Consolidated Statements of Income and Comprehensive Income
                  for the three months ended March 31, 1999 and 1998 (Unaudited).......     2

         Consolidated Statements of Cash Flows for the
                  three months ended March 31, 1999 and 1998 (Unaudited)...............     3

         Notes to Consolidated Financial Statements (Unaudited)........................    4-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF  OPERATIONS...................    8-15

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................    16


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................................    17

SIGNATURES.............................................................................    17

INDEX TO EXHIBITS......................................................................    18


 PART 1 - FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

                    UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)


                                                                                     MARCH 31,       December 31,     March 31,
 ASSETS                                                                                1999            1998             1998
--------                                                                               ----            ----             ----
                                                                                      (UNAUDITED)                    (UNAUDITED)
 Cash and cash equivalents:
       Cash and due from banks                                                   $    23,738       $  39,607          $  24,251
       Interest-bearing deposits in other banks                                        2,315           1,413              1,328
       Federal funds sold                                                              9,916               -              9,599
                                                                                  ------------   --------------   --------------

              TOTAL CASH AND CASH EQUIVALENTS                                         35,969          41,020             35,178
                                                                                  ------------   --------------   --------------

 SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE                                        191,783         161,228            144,814
 INVESTMENT SECURITIES
       fair value of $1,995, $16,452 and $18,038, respectively                        14,851          16,142             18,753
                                                                                  ------------   --------------   --------------
              TOTAL SECURITIES                                                       206,634         177,370            163,567
                                                                                  ------------   --------------   --------------

 LOANS, NET OF UNEARNED INCOME                                                       479,971          479,822           441,590
       Less allowance for loan  losses                                                 6,708            6,407             4,848
                                                                                  ------------   --------------   --------------

              NET LOANS                                                              473,263          473,415           436,742
                                                                                  ------------   --------------   --------------

 BANK PREMISES AND EQUPIMENT, NET                                                     22,520           21,057            19,826
 OTHER REAL ESTATE OWNED                                                                 912            1,101             1,344
 OTHER ASSETS                                                                         40,640           19,984            19,187
                                                                                  ------------   --------------   --------------

              TOTAL ASSETS                                                           779,938      $   733,947      $    675,844
                                                                                  ============   ==============   ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 NON-INTEREST-BEARING DEMAND DEPOSITS                                                 80,410      $    81,329      $     75,241
 INTEREST-BEARING DEPOSITS:
       Savings accounts                                                               59,029           61,281            59,370
       NOW accounts                                                                   85,914           81,514            72,137
       Money market accounts                                                          63,439           64,331            63,736
       Time deposits of $100,000 and over                                             95,687           80,926            69,188
       Other time deposits                                                           234,120          238,248           220,958
                                                                                  ------------   --------------   --------------

              TOTAL INTEREST-BEARING DEPOSITS                                        538,189          526,300          485,389
                                                                                  ------------   --------------   --------------

              TOTAL DEPOSITS                                                         618,599          607,629          560,630
                                                                                  ------------   --------------   --------------

 SHORT-TERM BORROWINGS                                                                17,269           19,476            9,943
 LONG-TERM BORROWINGS                                                                 47,220           28,325           28,640
 OTHER LIABILITIES                                                                    22,109            5,158            6,409
                                                                                  ------------   --------------   --------------

              TOTAL LIABILITIES                                                      705,197          660,588          605,622
                                                                                  ------------   --------------   --------------
 STOCKHOLDERS' EQUITY:
       Common stock, $2 par value.  Authorized 24,000,000 shares;
         issued and outstanding, 7,530,356, 7,507,394 and 7,153,874 shares,
         respectively                                                                 15,061           15,015           14,308
       Surplus                                                                           599              311              389
       Retained                                                                       57,537           55,690           53,811
       Accumulated other comprehensive income
          Net unrealized gains on securities available for sale, net of taxes          1,544            2,343            1,714
                                                                                  ------------   --------------   --------------

              TOTAL STOCKHOLDERS'
             EQUITY                                                                   74,741           73,359           70,222
                                                                                  ------------   --------------   --------------

              TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                            779,938        $ 733,947       $  675,844
                                                                                    ============   ==============   ==============


 See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                  (Dollars in thousands, except per share data)


                                                                               Quarter Ended
                                                                                 March 31
                                                                      -------------------------------
                                                                          1999             1998
                                                                          ----             ----
 INTEREST INCOME:
     Interest and fees on loans                                     $    10,443           9,542
     Interest on securities:
        U.S. government and agency securities                               342             452
        Obligations of states and political subdivisions                  1,121             995
        Other securities                                                  1,147           1,002
     Interest on Federal funds sold                                          59             189
     Interest on interest-bearing deposits in  other banks                   28              25
                                                                      --------------   --------------
             TOTAL INTEREST INCOME                                       13,140          12,205
                                                                      --------------   --------------

 INTEREST EXPENSE:
     Interest on deposits                                                 5,678           5,086
     Interest on other borrowings                                           605             735
                                                                      --------------   --------------

             TOTAL INTEREST EXPENSE                                       6,283           5,821
                                                                      --------------   --------------
             NET INTEREST INCOME                                          6,857           6,384

 PROVISION FOR LOAN LOSSES (note 2)                                         762             435
                                                                      --------------   --------------
             NET INTEREST INCOME AFTER PROVISION
                 FOR LOAN LOSSES                                          6,095           5,949
                                                                      --------------   --------------
 OTHER INCOME:
     Service charges on deposit accounts                                    692             601
     Other service charges and fees                                         392             428
     Gains  on securities transactions, net                                  19               2
     Gains (losses) on sales of other real estate owned
        and bank premises, net                                               (2)             16
     Other operating income                                               2,437              57
                                                                      --------------   --------------

             TOTAL OTHER INCOME                                           3,538           1,104
                                                                      --------------   --------------

 OTHER EXPENSES:
     Salaries and benefits                                                4,508           2,480
     Occupancy expenses                                                     396             296
     Furniture and equipment expenses                                       464             364
     Other operating expenses                                             1,835           1,368
                                                                      --------------   --------------

             TOTAL OTHER EXPENSES                                         7,203           4,508
                                                                      --------------   --------------

 Income before income taxes and cumulative effect of accounting change    2,430           2,545
 Income tax expense                                                         511             499
                                                                      --------------   --------------

             INCOME BEFORE EFFECT OF ACCOUNTING CHANGE                    1,919           2,046
                                                                      --------------   --------------

             CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD, NET          104               0
             NET INCOME                                             $     1,815      $    2,046
                                                                      ==============   ==============
OTHER COMPREHENSIVE INCOME

    Unrealized holding gains arising during the period
       net of taxes of $297 and $5 for 1999 and 1998                $       812      $        9


    Less reclassification adjustments for (gains) losses included in
       net of taxes of $6 and $0 for 1999 and 1998                           13               2
Total Other Comprehensive Income                                            799               7
                                                                      ==============   ==============
COMPREHENSIVE INCOME                                                $     2,614      $    2,053
                                                                      ==============   ==============

 BASIC EARNINGS PER SHARE
                                                                      --------------   --------------
    Before cumulative effect of change in accounting                $      0.26      $     0.27
                                                                      --------------   --------------
    Cumulative effect of change in accounting method                      (0.02)
                                                                      --------------   --------------
    Net income                                                      $      0.24      $     0.27
                                                                      --------------   --------------
 Diluted Earnings per share
                                                                      --------------   --------------
    Before cumulative effect of change in accounting                $      0.26      $     0.27
                                                                      --------------   --------------
    Cumulative effect of change in accounting method                      (0.02)
                                                                      --------------   --------------
    Net income                                                      $      0.24      $     0.27
                                                                      --------------   --------------
 DIVIDENDS PER SHARE                                                $         -      $
                                                                      --------------   --------------


 See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                         (Dollars in thousands)



                                                                           1999           1998
                                                                           ----           ----
OPERATING ACTIVITIES:
     Net income                                                      $   1,815      $    2,046
     Adjustments to reconcile net income to net cash and
        cash equivalents used in operating activities:
           Depreciation of bank premises and equipment                     401             299
           Amortization of intangibles                                     365              43
           Provision for loan losses                                       762             435
           Gains on sales of securities available for sale                 (19)             (2)
           (Gains) Losses on sale of other real estate owned                 2             (16)
           Increase in other assets                                    (20,946)         (7,251)
           Increase (Decrease) in other liabilities                     17,272            (665)
                                                                     -----------    ------------

                  NET CASH AND CASH EQUIVALENTS USED IN
                       OPERATING                                          (348)         (5,111)
                  ACTIVITIES
                                                                     -----------    ------------

INVESTING ACTIVITIES:
     Net increase in securities                                        (30,411)         (2,039)
     Net increase in loans                                                (610)        (42,625)
     Acquisition of bank premises and equipment                         (1,864)         (3,149)
     Proceeds from sales of other real estate owned                        190             418
                                                                     -----------    ------------

                  NET CASH AND CASH EQUIVALENTS USED IN
                      INVESTING ACTIVITIES                             (32,695)        (47,395)
                                                                     -----------    ------------

FINANCING ACTIVITIES:
     Net increase (decrease) in non-interest-bearing deposits             (919)          9,535
     Net increase in interest-bearing deposits                          11,889          61,840
     Net decrease in short-term borrowings                              (2,207)        (17,302)
     Increase in long-term borrowings                                   18,925           4,925
     Issuance of common stock                                            1,005               5
     Repurchase of common stock                                           (671)              -
     Repayment of long-term borrowings                                     (30)              -
                                                                     -----------    ------------

                  NET CASH AND CASH EQUIVALENTS PROVIDED BY
                      FINANCING ACTIVITIES                              27,992          59,003
                                                                     -----------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (5,051)          6,497
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        41,020          28,681
                                                                        -----------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  35,969       $  35,178
                                                                        ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash payments for:
        Interest                                                         6,131           5,746
        Income taxes                                                       802             499



See accompanying notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 1999


1.   ACCOUNTING POLICIES

      The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

      The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. UNION BANKSHARES CORPORATION AND SUBSIDIARIES

      These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders. Certain previously reported amounts have been reclassified to conform to current period presentation.


      As of January 1999, the Company adopted SOP 98-5 - Reporting on the Costs of Start-up Activities. This SOP requires that the costs of start-up activities be expensed as incurred. This is a change from past practices which allowed the amortization of these costs over a specified time. As a result, two additional lines are on the Consolidated Statements of Income and Comprehensive Income: Income before effect of accounting change and Cumulative effect of change in accounting method, net of taxes. This one time effect impacts the first quarter 1999 and the year 1999 as a result of costs accumulated in 1998 related to the Bank of Williamsburg. ( see Management Discussion)


2.    ALLOWANCE FOR LOAN LOSSES

      The following summarizes activity in the allowance for loan losses for the three months ended March 31, (in thousands):

                                                 1999                  1998
                                                 ----                  ----
       Balance,  January 1                     $6,407                $4,798

       Provisions charged to operations           762                   435

       Recoveries credited to allowance            87                    47

       Loans charged off                         (548)                 (432)

       Balance, March 31                      $ 6,708                $4,848
                                              ========               ======

                                   `

3.       EARNINGS PER SHARE

      Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Weighted average shares used for the computation of basic EPS were 7,528,729 and 7,468,590 for the three months ended March 31, 1999 and 1998. Diluted EPS is computed using the weighted number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. Weighted average shares used for the computation of diluted EPS were 7,645,214 and 7,517,049 for the three months ended March 31, 1999 and 1998.

4.       PURCHASE  OF MORTGAGE CAPITAL INVESTORS, INC


      On February 11, 1999, the Company completed the purchase of Mortgage Capital Investors, Inc. a mortgage origination business with 16 locations in the states of Virginia, Maryland, North Carolina, South Carolina and Florida. This business was purchased to enhance the Company's existing mortgage operations and increase non-interest income. It contributed approximately $400,000 in net income in the first quarter of 1999 which is the first period it is presented as part of the company. This represented earnings for the period February 11 to March 31, 1999. This acquisition was accounted for under the purchase method of accounting. The purchase price was $5,000,000. At closing the Company paid, $1,000,000 in cash and $1,000,000 in common stock. In addition, $3,000,000 is to be distributed over the next three years in cash and common stock, and discounted value of which is included in other liabilities at March 31, 1999. At closing 61,490 shares were issued with cash paid for fractional shares. As a result of the transaction, goodwill in the amount of $1,044,887 was reccorded and is being amortized using the straight line method over 10 years at $104,488 per year.


5.       SEGMENT REPORTING DISCLOSURES

      Union Bankshares Corporation has two reportable segments: traditional full service banks and mortgage loan origination business. The bank business is made up of five banks. These banks provide loan, deposit , investment, trust and custodial services to retail and commercial customers at all the state of Virginia locations. The mortgage company provides a variety of mortgage loan products in a multi state market. These loans are warehoused and sold over short term, normally less than 90 days.

      Profit and loss is measured by net income after taxes including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process.

      The Company's reportable segments are both service based but the mortgage company provides a very specific and definative service which contributes a significant amount to the total income of the combined entity. While the banks offer a distribution network for the mortgage service, the mortgage company does not offer a similar abiltiy for the banks at this time. Finally, a major distinction is the source of income. The mortgage business is purely a fee based business while the banks are profit driven by interest income.

      The Company has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ( Statement 131). Statement 131 establishes standards for for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.

      The following is a summary of segment profit (dollars in thousands):

      QUARTER ENDED MARCH 31, 1999



                                                                                        Banks         Mortgage           Total
                                                                                        -----         --------           -----
Net interest income after provision for loan loss                                    $  6,142       $      -             $6,142
Total non-interest income                                                               1,006          2,352              3,358
Total  other expenses                                                                   4,947          1,771              6,718
Segment profit (after taxes)                                                            1,648            404               2052

Total Assets                                                                          763,329         23,452            786,781


The following summary reconciles segment profit (loss) to income after taxes (dollars in thousands):

Income after taxes
         Segment profit                                               $2,052
         Other                                                          (237)
                                                                      ------
         Net Income                                                   $1,815
                                                                      ======
6.       RECENT ACCOUNTING STATEMENTS

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

7.       FORWARD- LOOKING  STATEMENTS

      Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

         Union Bankshares Corporation (the "Company") is a multi-bank holding company organized under Virginia law which provides financial services through its wholly-owned subsidiaries, Union Bank & Trust Company, Northern Neck State Bank, King George State Bank, Rappahannock National Bank, the Bank of Williamsburg ,Union Investment Services, Inc., and Mortgage Capital Investors. The five subsidiary banks, Union Bank & Trust Company, Northern Neck State Bank , King George State Bank, Rappahannock National Bank and the Bank of Williamsburg are full service retail commercial banks offering a wide range of banking and related financial services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage and consumer loans. Union Investment Services, Inc., is a full service discount brokerage company which offers a full range of investment services, and sells mutual funds, bonds and stocks. Mortgage Capital Investors provides a wide array of mortgage products through its 16 offices in Virginia, Maryland, North Carolina, South Carolina and Florida.

      The Company's primary trade area stretches from Rappahannock County to Fredericksburg, south to Hanover County , east to Williamsburg and throughout the Northern Neck area of Virginia. The Corporate Headquarters are located in Bowling Green, Virginia. Through its banking subsidiaries, the Company operates 29 branches in its primary trade area. In addition to the primary banking trade area, the addition of Mortgage Capital Investors expands the mortgage origination business to four additional states.

         In February 1999, the Company opened the Bank of Williamsburg in temporary headquarters in the Williamsburg Crossing Shopping Center. This location is one of the faster growing areas of Virginia and it is expected that this bank will contribute to the profit of the Company within its first two years.

         Management's discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company. The analysis focuses on the consolidated financial statements, the footnotes thereto, and the other financial data herein. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Amounts are rounded for presentation purposes, while the percentages presented are computed based on unrounded amounts.

RESULTS OF OPERATIONS

         Net income for the first quarter of 1999 was $1.8 million, down from $2.0 million for the same period in 1998. The decline in net income for the period is due principally to an increase of $327,000 in the provision for loan loss over the first quarter of 1998; a $104,000 cumulative change in accounting method and increases in other expenses. Diluted earnings per share amounted to $.24 in the first quarter of 1999, as compared to $.27 in the first quarter of 1998. The Company's annualized return on assets for the first quarter of 1999 was .94% as compared to 1.28% a year ago. The Company's annualized return on equity totaled 9.88% and 11.99% for the three months ended March 31, 1999 and 1998, respectively.

Net income for the first quarter of 1999 before the cumulative effect of a change in accounting was $1.9 million, down 6.2% from $2.0 million a year ago. During the first quarter the Company adopted a new accounting standard (Statement of Position 98-5) which required it to expense certain previously capitalized start-up costs totaling $158,000, or $104,000 net of applicable taxes. Earnings per share before the cumulative adjustment for a change in accounting method on a diluted basis decreased to $.26 from $.27 for the same quarter in 1998.

Declining interest rates continue to negatively impact the net interest margin as loans and investments mature, are prepaid or are repriced at lower rates, while deposit competition remains tight. Recent expansion activities, including branch acquisitions and de novo openings, have generated a short term drag on earnings. Other infrastructure costs, principally continued investments in technology and people, contributed to a relatively flat earnings quarter, but have positioned the Company to provide more competitive products and services to its marketplace. While the benefits of technology investments tends to lag behind the costs, the long term benefit is significant in terms of the Company's ability to compete effectively in the changing financial services marketplace.

Of particular significance during the quarter were the opening of a new bank subsidiary, the Bank of Williamsburg, and the acquisition of Mortgage Capital Investors. Both of these transactions represent strong opportunities to leverage the Company's collective resources to generate new business and earnings growth in new and existing markets. As with any de novo operation, the Bank of Williamsburg is expected to incur operating losses for the first year, becoming profitable during the second year of operation. The contribution of Mortgage Capital Investors has been more immediate, as it contributed approximately $400,000 to first quarter net income.

NET INTEREST INCOME

         Net interest income on a tax-equivalent basis for the first quarter of 1999 increased by 8.8% to $7.4 million from $6.8 million for the same period a year ago. By managing its interest rate spread and increasing the volume of earning assets over interest-bearing liabilities, the Company has been able to maintain a strong net interest margin. The current interest rate environment and competition for deposits continue to put pressure on net interest margins. Average earning assets during the first quarter of 1999 increased by $69.7 million to $673.5 million from the first quarter of 1998, while average interest-bearing liabilities grew by $68.2 million to $576.7 million over this same period. The Company's yield on average earning assets was 8.24%, down 24 basis points from 8.48% a year ago, while its cost of average interest-bearing liabilities also decreased 22 basis points from 4.64% to 4.42%.



                                                                         UNION BANKSHARES CORPORATION
                                                 AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)
                                            ----------------------------------------------------------------------------------------
                                                                           THREE MONTHS MARCH 31,
                                                               ---------------------------------------------------------------------
                                                             1999                                             1998
                                            ----------------------------------------------------------------------------------------
                                                         INTEREST                                         INTEREST
                                             AVERAGE     INCOME/       YIELD/                AVERAGE      INCOME/        YIELD/
                                             BALANCE     EXPENSE       RATE                   BALANCE     EXPENSE         RATE
                                            ----------------------------------------------------------------------------------------
                                                   (Dollars in thousands)                           (Dollars in thousands)
 ASSETS:
 Securities:
           Taxable . . . . . . . . . . . .  $99,670      $1,538         6.26%               $ 96,770      $1,517          6.36%
           Tax-exempt(1) . . . . . . . . .   85,819       1,624         7.68%                 71,467       1,432          8.13%
                                            -------------------------                      -------------------------
                    Total securities . . .  185,489       3,162         6.91%                168,237       2,949          7.11%
 Loans, net. . . . . . . . . . . . . . . .  481,763      10,444         8.79%                423,812       9,531          9.12%
 Federal funds sold  . . . . . . . . . . .    4,337          57         5.33%                 10,608         116          4.43%
 Interest-bearing deposits
          in other banks . . . . . . . . .    1,919          26         5.49%                  1,171          24          7.97%
                                            -------------------------                        -----------------------
                   TOTAL EARNING ASSETS. .  673,508      13,689         8.24%                603,828      12,620          8.48%
Allowance for loan losses  . . . . . . . .   (6,714)                                          (4,950)
TOTAL NON-EARNING ASSETS . . . . . . . . .   65,129                                           53,679
                                            -------------                                    -------------
TOTAL ASSETS . . . . . . . . . . . . . . . $731,923      13,689                            $ 652,557      12,620
                                            =============                                    =============

LIABILITIES & STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
          Checking . . . . . . . . . . . .   82,283         461         2.27%               $ 65,037         380          2.37%
          Regular savings  . . . . . . . .   57,841         398         2.79%                 55,363         416          3.05%
          Money market savings . . . . . .   64,041         515         3.26%                 57,025         490          3.48%
Certificates of deposit:
          $100,000 and over  . . . . . . .   88,154       1,171         5.39%                 65,531         896          5.50%
          Under $100,000 . . . . . . . . .  238,686       3,133         5.32%                208,882       2,904          5.64%
                                            -------------------------                        -----------------------
                   TOTAL INTEREST-BEARING
                            DEPOSITS . . .  531,005       5,678         4.34%                451,838       5,086          4.56%
Other borrowings . . . . . . . . . . . . .   45,673         606         5.38%                 56,645         735          5.26%
                                            -------------------------                        -----------------------
                   TOTAL INTEREST-BEARING
                            LIABILITIES. .  576,678       6,283         4.42%                508,483       5,821          4.64%
                                            ------------                                     ------------

Non-interest bearing liabilities:
          Demand deposits  . . . . . . . .   78,472                                           69,469
          Other liabilities  . . . . . . .    3,566                                            4,914
                                            -------------                                    ------------
                   TOTAL LIABILITIES . .    658,716                                          582,866
Stockholders' equity . . . . . . . . . . .   73,207                                           69,691
                                            -------------                                    ------------
TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY . . . . . . $731,923                                        $ 652,557
                                            =============                                    ============

NET INTEREST INCOME . . . . . . . . . . .                $7,406                                            6,799
                                                         ============                                     ============

Interest rate spread  . . . . . . . . . .                               3.82%                                            3.84%
Interest expense as a percent
          of average earning assets . . .                               3.78%                                            3.84%
Net interest margin . . . . . . . . . . .                               4.46%                                            4.57%


(1) Income and yields are reported on a taxable equivalent basis.

 PROVISION FOR POSSIBLE LOAN LOSSES

          The provision for possible loan losses totaled $ 762,000 for the first quarter of 1999, up from $435,000 for the first quarter of 1998. These provisions reflect the performance of the loan portfolio and management's assessment of the credit risk in the portfolio. (See ASSET QUALITY)


NON-INTEREST INCOME

         Non-interest income for the three months ended 1999 totaled $3.5 million, up from $1.1 million a year ago. This increase is due principally to the increases in income from mortgage brokerage fees totaling $2.4 million from the addition of Mortgage Capital Investors, Inc. The remaining increase in non-interest income is due to increases in service fees on deposit accounts, increases in other service fees and increased brokerage commissions. Management continues to seek additional sources of non-interest income, including increased emphasis on its credit card operations, mortgage banking activities and brokerage services.

NON-INTEREST EXPENSE

         Non-interest expense increased by 59.4% for the first three months of 1999, totaling $7.2 million as compared to $4.5 million for 1998. Personnel costs comprised much of this change, with approximately $1.5 million due to the acquisition of Mortgage Capital Investors. The remaining cost is attributable to other bank and branch infrastructure expenses associated with the consolidation of certain functions and the development and introduction of new products and delivery systems, which are expected to enhance future earnings through increased revenue and/or improved efficiencies. The Company continues to stress budgetary expense controls.

FINANCIAL CONDITION

         Total assets as of March 31, 1999 were $780.2 million, an increase of 15.4% from $675.8 million at March 31, 1998. Asset growth was fueled by good loan growth , as loans totaled $473.3 million at March 31, 1999, an increase of 8.4% from $436.7 million at March 31, 1998 . Stockholders' equity totaled $75 million at March 31, 1999, which represents a book value of $9.96 per share.

       Deposit growth remained steady. Total deposits at March 31, 1999 were $618.6 million, up 10.3% from $560.6 million at March 31, 1998. Other borrowings totaled $64.5 million at March 31, 1999, a 67.1% increase over $38.6 million at March 31, 1998. This is reflective of the Company's effort to better leverage its strong capital position. The Company continues to utilize other borrowings to supplement deposit growth and, periodically, engages in wholesale leverage transactions. These wholesale leverage transactions have typically been executed at spreads of approximately 150 to 200 basis points and, although they have negatively impacted the Company's net interest margin (as a percentage), they have had a positive effect on earnings and return on equity.

         Continued competition for deposits, particularly as it impacts certificate of deposit rates, is reflected in the deposit mix. Management continues to focus on increasing lower cost deposit products, including non-interest bearing demand deposits and savings accounts. Increased competition for funds, particularly by non-banks, continues to contribute to a narrowing of the net interest margin, which has been largely offset by increases in the volume of earning assets.

ASSET QUALITY

         The allowance for loan losses is an estimate of an amount adequate to provide for potential losses in the loan portfolio. General economic trends as well as conditions affecting individual borrowers affect the level of credit losses. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take in to account such factors as the methodology used to calculate the allowance and comparison to peer groups.

         The allowance for loan losses totaled $6.7 million at March 31, 1999 or 1.40% of total loans, as compared to 1.34% at December 31, 1998 and 1.10% at March 31, 1998. At March 31, 1999, non-performing assets of $4,664 million included foreclosed properties of $912,000 and a $689,000 investment in income-producing property.



                                                      MARCH 31,         DECEMBER 31,            MARCH 31,
                                                       1999               1998                   1998
                                                      -----               ----                  --------
         Non-accrual loans                           $3,063                     $2,813                    $3,672
         Foreclosed properties                          912                      1,101                     1,344
         Real estate investment                         689                        730                       942
                                                     --------                   --------                  -------

         Non-performing assets                      $4, 664                     $4,644                    $5,958
                                                     ========                   ========                  =======

         Allowance for loan losses                   $6,708                     $6,407                    $4,848
         Allowance as % of total loans                 1.40%                      1.34%                     1.10%
         Non-performing assets to loans
                  and foreclosed properties             .97%                       .97%                     1.35%



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

      At March 31, 1999, the Company's ratio of total capital to risk-weighted assets was 15.39% and its ratio of Tier 1 capital to risk-weighted assets was 14.02%. Both ratios exceed the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at March 31, 1999:

         Tier 1 capital                                    $   79,979
         Tier 2 capital                                    $    7,779
         Total risk-based capital                          $   87,758
         Total risk-weighted assets                        $  570,349

         CAPITAL RATIOS:
                  Tier 1 risk-based capital ratio               14.02 %
                  Total risk-based capital ratio                15.39 %
                  Leverage ratio (Tier I capital to
                           average adjusted total assets)       11.03 %
                  Equity to assets ratio                         9.61 %

          The Company's book value per share at March 31, 1999 was $9.96. Dividends to stockholders are typically declared and paid semi-annually in June and December.

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

         At March 31, 1999, cash, interest-bearing deposits in other banks, federal funds sold, securities available for sale and loans maturing or repricing in one year were 23.1% of total earning assets. At March 31, 1999 approximately $135.9 million or 28.5% of total loans would mature or reprice within the next year. The Company utilizes federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, in addition to deposits, to fund the growth in its loan portfolio, and to fund securities purchases, periodically in wholesale leverage transactions.

YEAR 2000

      The Company's Year 2000 effort is proceeding in accordance with a written plan, which has been adopted by the Company's Board of Directors. Progress reports are provided to the Board on a regular basis. The Company has completed its assessment of the critical computer systems. Testing is completed for all critical systems except for one interface test which will be completed by June 30, 1999. All material business partners have been contacted: issues discussed and surveys of their contingency plans reviewed. The vendors/partners have provided Y2K compliance statements.

      The Company's contingency planning phase is in its final review and the modification phase to be completed in early June. Contingency plan alternatives include using a backup processing site, preparing transactions manually, and making applicable system modifications. All contingency plans have been reviewed and are being modified for the second time. This phase should be completed by June 30, 1999. At this time, Management believes the most likely worst case scenario concerning Year 2000 will not have a material effect on the bank's results of operations, liqudity, and financial condition for the year ending December 31, 2000. However, the Bank is dependent on numerous outside vendors whom it can not control. Additionally, no entity can address the virtually unlimited possible circumstances related to Year 2000 issues, including risks outside the Banks market place. These plans will continue to be reviewed to meet new circumstances as they arise.

        The Company is now working on customer awareness programs throughout the markets that it serves. These are designed to make the customers aware of our efforts to prepare for all potential situations and to give them our assurances that the Company is prepared. In addition, a cash contingency model is being developed to alert the Company to unusual changes in the cash demand patterns. All processes should be completed by June 30th, while the cash analysis and education of the community will be an ongoing function.

      The Company has incurred internal staff costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. These cost , unless for depreciable assets , were expensed as incurred. Approximately $72,000 of expenses have been incurred as of March 31, 1999 and all costs have been expensed as incurred.

The following table presents the Company's interest sensitivity position at March 31, 1999. This one-day position, which is continually changing, is not necessarily indicative of the Company's position at any other time.



                                                                            Interest Sensitivity Analysis
                                                                                   March 31, 1999
                                                     Within           90-365             1-5              Over
                                                    90 Days            Days             Years           5 Years           Total
                                                                                   (In thousands)
Earning Assets:
      Loans, net of unearned income (3) . . . .    $100,658          $ 35,254        $ 181,922         $159,074         $476,908
      Investment securities . . . . . . . . . .           -             1,005              973                -            1,978
      Securities available for sale . . . . . .       5,414             7,386          101,663           90,427          204,890

      Federal funds sold  . . . . . . . . . . .       9,916                 -                -                -            9,916
      Other short-term investments  . . . . . .         549                 -                -                -              549

      Total earning assets  . . . . . . . . . .     116,537            43,645          284,558          249,501          694,241
                                                 ----------     -------------    -------------     ------------      -----------


Interest-Bearing Liabilities:
      Interest checking (2) . . . . . . . . . .       $   -            $    -         $ 85,914            $   -          $85,914

      Regular savings (2) . . . . . . . . . . .           -             4,053           54,976                -           59,029

      Money market savings  . . . . . . . . . .      63,439                 -                -                -           63,439
      .
      Certificates of deposit:
              $100,000 and over . . . . . . . .      34,568            46,341           14,778                -           95,687

              Under $100,000  . . . . . . . . .      26,493           121,007           86,351              269          234,120

      Short-term borrowings . . . . . . . . . .      17,149               120                -                -           17,269

      Long-term borrowings  . . . . . . . . . .       5,000               150           37,070            5,000           47,220

      Total interest-bearing
              liabilities . . . . . . . . . . .     146,649           171,671          279,089            5,269          602,678
                                                 ----------       -----------       ----------          -------        ---------



      Period gap . . . . . . . . . . . . . . . .    (30,113)         (128,026)           5,471          244,238

      Cumulative gap . . . . . . . . . . . . . .   $(30,113)        $(158,139)       $(152,668)         $91,570          $91,570
                                                  ==========      ===========      ===========        =========         ========


      Ratio of cumulative gap to
              total earning assets . . . . . . .      -4.34%           -22.78%          -21.99%           13.19%
                                                  =========       ===========      ===========        =========         ========




(1) The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.
(2) The Company has found that interest-bearing checking deposits and regular savings deposits are not sensitive to changes in related market rates and therefore, it has placed them predominantly in the "1-5 Years" column.
(3) Excludes non-accrual loans

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The following table represents the interest rate sensitivity on net interest income for the Company using different rate scenarios as of March 31, 1999:
                                                         % CHANGE IN
           CHANGE IN PRIME RATE                      NET INTEREST INCOME
              +200 basis points                            +2.56%
              Flat                                             0
              -200 basis points                            -1.41%

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

      The following chart reflects the change in net market value over different rate environments as of March 31, 1999:

                                                  CHANGE IN NET MARKET VALUE
     CHANGE IN PRIME RATE                            (DOLLARS IN THOUSANDS)
     --------------------                           ----------------------
       +200 basis points                                 $ -18,704
       +100 basis points                                    -8,263
       Flat                                                    376
       -100 basis points                                    12,562
       -200 basis points                                    17,382

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

                                              UNION BANKSHARES CORPORATION
                                                     (Registrant)


         May 17, 1999                        s/  G. William Beale
      ----------------                      ------------------------------------
          (Date)                             G. WILLIAM BEALE,
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                             AND DIRECTOR


         May 17, 1999                       s/   D. Anthony Peay
      -----------------                     ------------------------------------
         (Date)                              D. ANTHONY PEAY,
                                             VICE PRESIDENT AND CHIEF FINANCIAL
                                             OFFICER

              UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                           INDEX TO EXHIBITS
                       FORM 10-Q /MARCH 31, 1999




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