Form 10-Q
period 1999-06-30
UNION BANKSHARES CORP
filed 1999-08-16
CIK 883948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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
                             YES        X            NO
                                      -----              -------

         As of June 30, 1999, Union Bankshares Corporation had 7,475,220 shares of Common Stock outstanding.

                          UNION BANKSHARES CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 1999

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                                              PAGE
                                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 1999 and  1998 (Unaudited)
                  and December 31, 1998 (Audited)...........................................   1

         Consolidated Statements of Income and Comprehensive Income
                  for the three and six months ended June 30, 1999 and 1998 (Unaudited).....   2

         Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1999 and 1998 (Unaudited).......................   3

         Notes to Consolidated Financial Statements (Unaudited)............................. 4-8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF  OPERATIONS........................ 9-16

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................17-18


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...................................................  19

SIGNATURES..................................................................................  20

INDEX TO EXHIBITS...........................................................................  21

 PART 1 - FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                         June 30,          December 31,       June 30,
 ASSETS                                                                    1999                1998             1998
--------                                                                   ----                ----             ----
                                                                       (UNAUDITED)                          (UNAUDITED)
 Cash and cash equivalents:
       Cash and due from banks                                       $     31,296    $         39,607    $        25,582
       Interest-bearing deposits in other banks                             2,336               1,413              1,159
       Federal funds sold                                                   5,128                   -              8,350
                                                                      ------------    ----------------    ---------------

                TOTAL CASH AND CASH EQUIVALENTS                            38,760              41,020             35,091
                                                                      ------------    ----------------    ---------------

 SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE                             196,389             161,228            148,212
 INVESTMENT SECURITIES
       fair value of $10,799, $16,452 and $19,351, respectively            10,790              16,142             18,997
                                                                      ------------    ----------------    ---------------
                TOTAL SECURITIES                                          207,179             177,370            167,209
                                                                      ------------    ----------------    ---------------

 LOANS, NET OF UNEARNED INCOME                                            505,966             479,822            453,016
       Less allowance for loan  losses                                      7,303               6,407              5,177
                                                                      ------------    ----------------    ---------------

                NET LOANS                                                 498,663             473,415            447,839
                                                                      ------------    ----------------    ---------------

 BANK PREMISES AND EQUPIMENT, NET                                          22,928              21,057             20,662
 OTHER REAL ESTATE OWNED                                                    1,032               1,101              1,390
 OTHER ASSETS                                                              38,395              19,984             18,365
                                                                      ------------    ----------------    ---------------

                TOTAL ASSETS                                         $    806,957    $        733,947    $       690,556
                                                                      ============    ================    ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 NON-INTEREST-BEARING DEMAND DEPOSITS                                $    103,190    $         81,329    $        83,771
 INTEREST-BEARING DEPOSITS:
       Savings accounts                                                    61,823              61,281             59,985
       NOW accounts                                                        81,312              81,514             73,351
       Money market accounts                                               62,930              64,331             58,912
       Time deposits of $100,000 and over                                  92,352              80,926             67,897
       Other time deposits                                                235,376             238,248            225,232
                                                                      ------------    ----------------    ---------------

                TOTAL INTEREST-BEARING DEPOSITS                           533,793             526,300            485,377
                                                                      ------------    ----------------    ---------------

                TOTAL DEPOSITS                                            636,983             607,629            569,148
                                                                      ------------    ----------------    ---------------

 SHORT-TERM BORROWINGS                                                     27,607              19,476             16,323
 LONG-TERM BORROWINGS                                                      52,145              28,325             28,460
 OTHER LIABILITIES                                                         20,046               5,158              5,703
                                                                      ------------    ----------------    ---------------

                TOTAL LIABILITIES                                         736,781             660,588            619,634
                                                                      ------------    ----------------    ---------------
 STOCKHOLDERS' EQUITY:
       Common stock, $2 par value.  Authorized 24,000,000 shares;
         issued and outstanding, 7,475,220, 7,507,394 and
         7,497,394 shares, respectively                                    14,950              15,015             14,995
       Surplus                                                                  -                 311                  4
       Retained earnings                                                   56,992              55,690             54,193
       Accumulated other comprehensive income (losses)
          Net unrealized gains (losses) on securities available
            for sale, net of taxes                                         (1,766)              2,343              1,730
                                                                      ------------    ----------------    ---------------

                TOTAL STOCKHOLDERS' EQUITY                                 70,176              73,359             70,922
                                                                      ------------    ----------------    ---------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    806,957    $        733,947    $       690,556
                                                                      ============    ================    ===============

 See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                  (Dollars in thousands, except per share data)

                                                                                   Three Months Ended         Six Months Ended
                                                                                         June 30                  June 30
                                                                                  ---------------------     --------------------
                                                                                  1999           1998        1999          1998
                                                                                  ----           ----        ----          ----
 INTEREST INCOME:
      Interest and fees on loans                                               $  10,338      $ 10,098   $   20,740      $19,640
      Interest on securities:
         U.S. government and agency securities                                       431           369          773          821
         Obligations of states and political subdivisions                          1,224         1,022        2,345        2,017
         Other securities                                                          1,386         1,039        2,533        2,041
      Interest on Federal funds sold                                                  29           110           88          299
      Interest on interest-bearing deposits in  other banks                            1            21           29           46
                                                                                ---------     ---------   ----------      -------
              TOTAL INTEREST INCOME                                               13,409        12,659       26,508       24,864
                                                                                ---------     ---------   ----------      -------

 INTEREST EXPENSE:
      Interest on deposits                                                         5,664         5,412       11,342       10,498
      Interest on other borrowings                                                   919           657        1,524        1,392
                                                                                ---------     ---------   ----------      -------

              TOTAL INTEREST EXPENSE                                               6,583         6,069       12,866       11,890
                                                                                ---------     ---------   ----------      -------
              NET INTEREST INCOME                                                  6,826         6,590       13,642       12,974

 PROVISION FOR LOAN LOSSES                                                           751           480        1,513          915
                                                                                ---------     ---------   ----------      -------
              NET INTEREST INCOME AFTER PROVISION
                  FOR LOAN LOSSES                                                  6,075         6,110       12,129       12,059
                                                                                ---------     ---------   ----------      -------
 OTHER INCOME:
      Service charges on deposit accounts                                            738           738        1,430        1,339
      Other service charges and fees                                                 554           234          822          662
      Gains (losses)  on securities transactions, net                                  -           (27)          19          (25)
      Gains (losses) on sales of other real estate owned
         and bank premises, net                                                        -             -           (2)          16
      Other operating income                                                       2,630           466        5,232          523
                                                                                ---------     ---------   ----------      -------

              TOTAL OTHER INCOME                                                   3,922         1,411        7,501        2,515
                                                                                ---------     ---------   ----------      -------

 OTHER EXPENSES:
      Salaries and benefits                                                        4,999         2,703        9,507        5,183
      Occupancy expenses                                                             522           319          918          615
      Furniture and equipment expenses                                               589           486        1,053          850
      Other operating expenses                                                     2,360         1,666        4,195        3,034
                                                                                ---------     ---------   ----------      -------

              TOTAL OTHER EXPENSES                                                 8,470         5,174       15,673        9,682
                                                                                ---------     ---------   ----------      -------

 Income before income taxes and cumulative effect of accounting change             1,527         2,347        3,957        4,892
 Income tax expense                                                                  195           438          706          937
                                                                                ---------     ---------   ----------      -------

              INCOME BEFORE EFFECT OF ACCOUNTING CHANGE                            1,332         1,909        3,251        3,955

              CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD, NET                    -             -         (104)           -
                                                                                ---------     ---------   ----------      -------
              NET INCOME                                                       $   1,332   $     1,909   $    3,147    $   3,955
                                                                                =========     =========   ==========      =======
OTHER COMPREHENSIVE INCOME (LOSSES)
     Unrealized holding gains (losses) arising during the period net of taxes of( $1705) and ($908) for three and six months 1999
        and $18 and $899 for three and six months 1998                         $  (3,310)  $        34   $   (1,763)   $   1,746

     Less reclassification adjustments for gains (losses) included in net income net of taxes of $0 and $6 for three and six months 1999
        and ($9) and ($9) for three and six months 1998                                -           (18)          13          (16)
                                                                                ---------     ---------   ----------      -------
Total Other Comprehensive Income (losses)                                         (3,310)           16       (1,776)       1,730
                                                                                =========     =========   ==========      =======
COMPREHENSIVE INCOME (LOSSES)                                                  $  (1,978)  $     1,925   $    1,371    $   5,717
                                                                                =========     =========   ==========      =======

 BASIC EARNINGS PER SHARE
     Before cumulative effect of change in accounting                          $    0.18   $      0.25   $     0.44    $    0.53
     Cumulative effect of change in accounting method                                  -             -        (0.02)           -
                                                                                ---------     ---------   ----------      -------
     Net income                                                                $    0.18   $      0.25   $     0.42    $    0.53
                                                                                =========     =========   ==========      =======
 DILUTED EARNINGS PER SHARE
     Before cumulative effect of change in accounting                          $    0.18   $      0.25   $     0.43    $    0.53
     Cumulative effect of change in accounting method                                  -             -        (0.02)           -
                                                                                ---------     ---------   ----------      -------
     Net income                                                                $    0.18   $      0.25   $     0.41    $    0.53
                                                                                =========     =========   ==========      =======
  DIVIDENDS PER SHARE                                                          $    0.20   $      0.19   $     0.20    $    0.19
                                                                                =========     =========   ==========      =======

 See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Dollars in thousands)

                                                                             1999            1998
                                                                             ----            ----
OPERATING ACTIVITIES:
     Net income                                                          $     3,147     $     3,955
     Adjustments to reconcile net income to net cash and
        cash equivalents provided by operating activities:
           Depreciation of bank premises and equipment                         1,244             747
           Amortization of intangibles                                           430             153
           Provision for loan losses                                           1,513             915
           Gains on sales of securities available for sale                       (19)             25
           (Gains) Losses on sale of other real estate owned                       2             (16)
           Increase in other assets                                          (18,632)         (6,156)
           Increase (Decrease) in other liabilities                           17,005          (1,380)
                                                                         ------------    ------------

                  NET CASH AND CASH EQUIVALENTS USED IN
                       OPERATING ACTIVITIES                                    4,690          (1,757)
                                                                         ------------    ------------

INVESTING ACTIVITIES:
     Net increase in securities                                              (36,211)         (3,127)
     Net increase in loans                                                   (26,881)        (55,345)
     Acquisition of bank premises and equipment                               (3,115)         (4,430)
     Proceeds from sales of other real estate owned                              190             418
                                                                         ------------    ------------

                  NET CASH AND CASH EQUIVALENTS USED IN
                      INVESTING ACTIVITIES                                   (66,017)        (62,484)
                                                                         ------------    ------------

FINANCING ACTIVITIES:
     Net increase (decrease) in non-interest-bearing deposits                 21,861          17,272
     Net increase in interest-bearing deposits                                 7,493          61,441
     Net increase(decrease) in short-term borrowings                           8,131         (10,922)
     Increase in long-term borrowings                                         23,880           4,880
     Issuance of common stock                                                  1,005              10
     Repurchase of common stock                                               (1,915)              -
     Cash Dividends paid                                                      (1,328)         (1,231)
     Repayment of long-term borrowings                                           (60)           (135)
                                                                         ------------    ------------

                  NET CASH AND CASH EQUIVALENTS PROVIDED BY
                      FINANCING ACTIVITIES                                    59,067          71,315
                                                                         ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (2,260)          7,074
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              41,020          28,681
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    38,760     $    35,755
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash payments for:
        Interest                                                              11,860          12,101
        Income taxes                                                             564             890

See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999


1.   ACCOUNTING POLICIES

      The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

      The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

      These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders. Certain previously reported amounts have been reclassified to conform to current period presentation.

      As of January 1999, the Company adopted SOP 98-5 - REPORTING ON THE COSTS OF START-UP ACTIVITIES. This SOP requires that the costs of start-up activities be expensed as incurred. This is a change from past practices, which allowed the amortization of these costs over a specified time. As a result, two additional lines are on the Consolidated Statements of Income and Comprehensive Income: Income before effect of accounting change and Cumulative effect of change in accounting method, net of taxes. This one time effect impacted the first quarter and the six months ended June 30, 1999 as a result of costs accumulated in 1998 related to the Bank of Williamsburg (See Management Discussion).


2.   ALLOWANCE FOR LOAN LOSSES

      The following summarizes activity in the allowance for loan losses for the six months ended June 30, (in thousands):

                                            1999                   1998
Balance,  January 1                       $ 6,407                 $4,798
Provisions charged to operations            1,513                    915
Recoveries credited to allowance              192                    155
Loans charged off                            (809)                  (691)
                                          -------                 ------
Balance, June 30                          $ 7,303                 $5,177
                                          =======                 ======

3.    EARNINGS PER SHARE

      Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Weighted average shares used for the computation of basic EPS were 7,494,300 and 7,492,307 for the three months ended June 30, 1999 and 1998 and 7,511,420 and 7,480,514 for the six months ended June 30, 1999 and 1998. Diluted EPS is computed using the weighted number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. Weighted average shares used for the computation of diluted EPS were 7,697,395 and 7,526,604 for the three months ended June 30, 1999 and 1998 and 7,714,120 and 7,512,181 for the six months ended June 30, 1999 and 1998.

4.    PURCHASE  OF MORTGAGE CAPITAL INVESTORS, INC.

      On February 11, 1999, the Company completed the purchase of Mortgage Capital Investors, Inc. a mortgage origination business with 16 locations in the states of Virginia, Maryland, North Carolina, South Carolina and Florida. This business was purchased to enhance the Company's existing mortgage operations and increase non-interest income. It contributed approximately $132,000 in net income for the period February 11 to June 30, 1999. This acquisition was accounted for under the purchase method of accounting. The purchase price was $5,000,000. At closing the Company paid $1,000,000 in cash and $1,000,000 in common stock. In addition, $3,000,000 is to be distributed over the next three years in cash and common stock. At closing 61,490 shares were issued with cash paid for fractional shares. As a result of the transaction, goodwill in the amount of $1,044,887 was recorded and is being amortized using the straight line method over 10 years at $104,488 per year.

5.    SEGMENT REPORTING DISCLOSURES

      Union Bankshares Corporation has two reportable segments: traditional full service community banks and mortgage loan origination business. The community bank business is made up of four banks which provide loan, deposit, investment, and trust services to retail and commercial customers throughout their locations in Virginia. The mortgage company provides a variety of mortgage loan products in a multi-state market. These loans are originated and sold in the secondary market through purchase commitments from investors which subject the company to only de minimis market risk.

      Profit and loss is measured by net income after taxes including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process.

      Both of the Company's reportable segments are service based. While the banks offer a distribution and referral network for the mortgage services, the mortgage company does not offer a similar network for the banks due largely to the lack of overlapping geographic markets. Another a major distinction is the source of income. The mortgage business is a fee based business while the banks are driven principally by net interest income.

      The following is a summary of segment profit (dollars in thousands). Segment information for periods prior to 1999 are not presented as the Company's mortgage banking operation prior to the acquisition of MCI was not significant.:

SIX MONTHS ENDED JUNE 30, 1999

                                                          COMMUNITY       MORTGAGE         TOTAL
                                                            BANKS         BANKING
                                                        ----------------------------------------------
Net interest income after provision for loan loss          $ 12,262        $    -         $ 12,262
Total other income                                            2,654          4,829           7,483
Total other expenses                                         10,034          4,630          14,664
Segment profit after taxes                                    3,756            132           3,888

Total assets                                                787,011         19,524         806,535

The following summary reconciles segment profit (loss) to income after taxes:

Net income
      Segment profit                                       $  3,888
      Other                                                    (741)
                                                        ---------------
      Net income                                           $  3,147
                                                        ===============


THREE MONTHS ENDED JUNE 30, 1999

                                                          COMMUNITY       MORTGAGE         TOTAL
                                                            BANKS         BANKING
                                                        ----------------------------------------------
Net interest income after provision for loan loss          $  6,120        $    -         $  6,120
Total other income
                                                              1,648          2,477           4,125
Total other expenses
                                                              5,087          2,859           7,946
Segment profit (losses) after taxes
                                                              2,108           (272)          1,836

Total assets                                                787,011         19,524         806,535

The following summary reconciles segment profit (loss) to income after taxes:

Net income
      Segment profit                                        $  1,836
      Other                                                     (504)
                                                        ---------------
      Net income                                            $  1,332
                                                        ===============

6.    RECENT ACCOUNTING STATEMENTS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that a company recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June of 1999 the FASB issued SFAS137, "Accounting for derivative instruments hedging activities--deferal of the effective date of FASB Statement 133". SFAS 137 delayed the effective date of with SFA3133 until fiscal years beginning after June 15, 2000. As such, the effective date for the Company will be January 1, 2001. The impact of adopting SFAS 133 will be dependent on the specific derivative instruments in place at the date of adoption. At this time, management believes the adoption of this new standard will not have a material impact on the financial condition or results of operations of the Company.


7.    FORWARD-LOOKING  STATEMENTS

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

         Union Bankshares Corporation (the "Company") is a multi-bank holding company organized under Virginia law which provides financial services through its wholly-owned subsidiaries, Union Bank & Trust Company, Northern Neck State Bank, Rappahannock National Bank, the Bank of Williamsburg ,Union Investment Services, Inc., and Mortgage Capital Investors. The four subsidiary banks, Union Bank & Trust Company, Northern Neck State Bank, Rappahannock National Bank and the Bank of Williamsburg are full service retail commercial banks offering a wide range of banking and related financial services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage and consumer loans. Union Investment Services, Inc., is a full service discount brokerage company which offers a full range of investment services, and sells mutual funds, bonds and stocks. Mortgage Capital Investors provides a wide array of mortgage products through its 16 offices in Virginia, Maryland, North Carolina, South Carolina and Florida.

      The Company's primary trade area stretches from Rappahannock County to Fredericksburg, south to Hanover County, east to Williamsburg and throughout the Northern Neck area of Virginia. The Corporate Headquarters are located in Bowling Green, Virginia. Through its banking subsidiaries, the Company operates 29 branches in its primary trade area. In addition to the primary banking trade area, the addition of Mortgage Capital Investors expands the Company's mortgage origination business to four additional states.

         In February 1999, the Company opened the Bank of Williamsburg in temporary headquarters in the Williamsburg Crossing Shopping Center. This location is one of the faster growing areas of Virginia and it is expected that this bank will contribute to the profit of the Company within its first two years. Also in February 1999, the Company acquired Mortgage Capital Investors, a mortgage origination company based in Springfield, Virginia. In June 1999, the Company merged its King George State Bank subsidiary into its Union Bank & Trust subsidiary to better leverage its presence in the Fredericksburg, Virginia market and reduce costs after the retirement of King George State Bank's president.

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

RESULTS OF OPERATIONS

         Net income for the second quarter of 1999 was $1.3 million, down from $1.9 million for the same period in 1998. The decline in net income for the period is due principally to an increase of $271,000 in the provision for loan loss over the second quarter of 1998; an increase of $2.3 million in salaries and benefits (which includes a full 3 months expenses for Mortgage Capital Investors) and a $694,000 increase in other expenses which includes the addition of Check Imaging and branch automation software and hardware. Diluted earnings per share amounted to $.18 in the second quarter of 1999, as compared to $.25 in the second quarter of 1998. The Company's annualized return on assets for the second quarter of 1999 was .67% as compared to 1.12% a year ago. The Company's annualized return on equity totaled 7.19% and 10.85% for the three months ended June 30, 1999 and 1998, respectively.

Net income for the first six months of 1999 before the cumulative effect of a change in accounting was $3.3 million, down 17.5% from $4.0 million a year ago. During the first quarter the Company adopted a new accounting standard (Statement of Position 98-5) which required it to expense certain previously capitalized start-up costs totaling $158,000, or $104,000 net of applicable taxes. Earnings per share before the cumulative adjustment for a change in accounting method on a diluted basis decreased to $.43 from $.53 for the same six months in 1998. Diluted earnings per share was $.41 in the first six months of 1999, as compared to $.53 in the first six months of 1998. The Company's annualized return on assets for the first six months of 1999 was .82% as compared to 1.20% a year ago. The Company's annualized return on equity totaled 8.61% and 11.41% for the six months ended June 30, 1999 and 1998, respectively.


Declining interest rates through most of the first six months continued to negatively impact the net interest margin as loans and investments matured, were prepaid or repriced at lower rates, while deposit competition remained tight. With the Federal Reserve's interest rate hike in late June, the margin improve over the second half of 1999. Rising interest rates negatively impacted our mortgage origination business income which slowed in the second quarter. Recent expansion activities, including branch acquisitions and de novo openings, in addition to the addition of a new mainframe and imaging software/hardware have generated a short term drag on earnings. Other infrastructure costs, principally continued investments in technology and people, contributed to a decline in earnings for the quarter for the core banking business. While the benefits of these technology investments tends to lag behind the costs, the long term benefit is significant in terms of the Company's ability to compete effectively in the changing financial services marketplace.

Of particular significance during the first six months was the opening of a new bank subsidiary, the Bank of Williamsburg. As with any de novo operation, the Bank of Williamsburg is expected to incur operating losses for the first year, becoming profitable during the second year of operation. The Bank's performance since opening in a temporary location has met management's expectations.

NET INTEREST INCOME

         Net interest income on a tax-equivalent basis for the second quarter of 1999 increased by 2.7% to $7.4 million from $7.2 million for the same period a year ago. By managing its interest rate spread and increasing the volume of earning assets over interest-bearing liabilities, the Company has been able to maintain a strong net interest margin. The current interest rate environment and competition for deposits continue to put pressure on net interest margins. The opening of the Williamsburg bank with most of its capital invested in the investment portfolio has contributed to the narrowed interest margin. Average earning assets during the second quarter of 1999 increased by $103.5 million to $717.7 million from the second quarter of 1998, while average interest-bearing deposits grew by $56.1 million to $539.3 million over this same period. The Company's yield on average earning assets was 7.82%, down 84 basis points from 8.66% a year ago, while its cost of average interest-bearing liabilities also decreased 33 basis points from 4.62% to 4.29%.

                                                                         UNION BANKSHARES CORPORATION
                                               Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
                                           -----------------------------------------------------------------------------------------
                                                                               Three Months June 30,
                                           -----------------------------------------------------------------------------------------
                                                            1999                                                 1998
                                           -----------------------------------------------------------------------------------------
                                                           Interest                                             Interest
                                               Average     Income/      Yield/                     Average      Income/      Yield/
                                                Balance     Expense       Rate                      Balance     Expense      Rate
                                           -----------------------------------------------------------------------------------------
                                                                                                         (Dollars in thousands)
 ASSETS:
 Securities:
           Taxable . . . . . . . . . . . .    $131,210     $ 1,915        5.85%                   $ 92,147     $ 1,500       6.53%
           Tax-exempt(1) . . . . . . . . .      86,134       1,703        7.93%                     73,753       1,468       7.98%
                                           ------------------------                              ----------------------
                  Total securities . . . .     217,344       3,618        6.68%                    165,900       2,968       7.17%
 Loans, net. . . . . . . . . . . . . . . .     495,598      10,338        8.37%                    440,108      10,190       9.29%
 Federal funds sold . . . . . . . . . . . .      4,015          29        3.20%                      6,947         110       4.45%
 Interest-bearing deposits
          in other banks . . . . . . . . .         775           1        1.55%                      1,241          21       6.14%
                                           ------------------------                              ----------------------
                 TOTAL EARNING ASSETS . . .    717,732    $ 13,986        7.82%                    614,196    $ 13,289       8.66%
Allowance for loan losses . . . . . . . . .     (7,058)                                             (5,106)
TOTAL NON-EARNING ASSETS . . . . . . . . .      83,264                                              67,855
                                           ------------                                          ----------
TOTAL ASSETS . . . . . . . . . . . . . . .    $793,938                                            $676,945
                                           ============                                          ==========

LIABILITIES & STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
          Checking . . . . . . . . . . . .    $ 87,240       $ 410        1.89%                   $ 73,552       $ 438       2.39%
          Regular savings . . . . . . . . .     59,757         391        2.62%                     58,703         445       3.04%
          Money market savings . . . . . .      64,008         561        3.51%                     61,294         522       3.42%
Certificates of deposit:
          $100,000 and over . . . . . . . .     93,642       1,178        5.05%                     66,952         927       5.55%
          Under $100,000 . . . . . . . . .     234,631       3,124        5.34%                    222,623       3,080       5.55%
                                           ------------------------                              ----------------------
                 TOTAL INTEREST-BEARING
                        DEPOSITS . . . . .     539,278       5,664        4.21%                    483,124       5,412       4.47%
Other borrowings . . . . . . . . . . . . .      76,676         919        4.81%                     41,647         657       6.33%
                                           ------------------------                              ----------------------
                 TOTAL INTEREST-BEARING
                        LIABILITIES . . . .    615,954       6,583        4.29%                    524,771       6,069       4.62%
                                                       ------------                                        ------------

Non-interest bearing liabilities:
          Demand deposits . . . . . . . . .     84,153                                              76,185
          Other liabilities . . . . . . . .     19,556                                               5,488
                                           ------------                                          ----------
                 TOTAL LIABILITIES . . . .     719,663                                             606,444
Stockholders' equity . . . . . . . . . . .      74,275                                              70,501
                                           ------------                                          ----------
TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY . . . . . .    $793,938                                            $676,945
                                           ============                                          ==========

NET INTEREST INCOME . . . . . . . . . . . .                $ 7,403                                             $ 7,220
                                                       ============                                        ============

Interest rate spread . . . . . . . . . . .                                3.53%                                              4.04%
Interest expense as a percent
          of average earning assets . . . .                               3.68%                                              3.94%
Net interest margin . . . . . . . . . . . .                               4.14%                                              4.71%

(1) Income and yields are reported on a taxable equivalent basis.

                                                                       UNION BANKSHARES CORPORATION
                                              Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
                                         -------------------------------------------------------------------------------------------
                                                                         Six Months Ended June 30,
                                         -------------------------------------------------------------------------------------------
                                                            1999                                             1998
                                         -------------------------------------------------------------------------------------------
                                                          Interest                                          Interest
                                             Average      Income/     Yield/                  Average       Income/      Yield/
                                             Balance       Expense     Rate                   Balance       Expense      Rate
                                         -------------------------------------------------------------------------------------------
                                                                                                      (Dollars in thousands)
 ASSETS:
 Securities:
          Taxable . . . . . . . . . . . .    $115,527     $ 3,453      6.03%                  $ 94,446     $ 3,017       6.44%
          Tax-exempt(1) . . . . . . . . .      85,977       3,327      7.80%                    72,616       2,900       8.05%
                                         -------------------------                           ----------------------
                 Total securities . . . .     201,504       6,780      6.79%                   167,062       5,917       7.14%
 Loans, net. . . . . . . . . . . . . . .      488,719      20,740      8.56%                   432,005      19,721       9.21%
 Federal funds sold . . . . . . . . . . .       4,175          88      4.30%                     8,767         299       4.44%
 Interest-bearing deposits
         in other banks . . . . . . . . .       1,344          29      4.35%                     1,206          46       7.02%
                                         -------------------------                           ----------------------
                TOTAL EARNING ASSETS . .      695,742    $ 27,637      8.01%                   609,040    $ 25,983       8.57%
Allowance for loan losses . . . . . . . .      (6,887)                                          (5,028)
TOTAL NON-EARNING ASSETS . . . . . . . .       81,625                                           60,806
                                         -------------                                       ----------
TOTAL ASSETS . . . . . . . . . . . . . .     $770,480                                         $664,818
                                         =============                                       ==========

LIABILITIES & STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
         Checking . . . . . . . . . . . .    $ 84,775       $ 871      2.07%                  $ 69,318       $ 818       2.38%
         Regular savings . . . . . . . .       58,804         789      2.71%                    57,042         861       3.04%
         Money market savings . . . . . .      64,024       1,075      3.39%                    59,171       1,012       3.45%
Certificates of deposit:
         $100,000 and over . . . . . . .       90,913       2,349      5.21%                    66,245       1,784       5.43%
         Under $100,000 . . . . . . . . .     236,648       6,257      5.33%                   215,790       5,984       5.59%
                                         -------------------------                           ----------------------
                TOTAL INTEREST-BEARING
                        DEPOSITS . . . . . .  535,164      11,341      4.27%                   467,566      10,459       4.51%
Other borrowings . . . . . . . . . . . .       61,260       1,525      5.02%                    49,105       1,392       5.72%
                                         -------------------------                           ----------------------
                TOTAL INTEREST-BEARING
                        LIABILITIES . . . . . 596,424      12,866      4.35%                   516,671      11,851       4.63%
                                                      ------------                                     ------------

Non-interest bearing liabilities:
         Demand deposits . . . . . . . .       81,328                                           72,846
         Other liabilities . . . . . . .       18,984                                            5,203
                                         -------------                                       ----------
                TOTAL LIABILITIES . . . .     696,736                                          594,720
Stockholders' equity . . . . . . . . . .       73,744                                           70,098
                                         -------------                                       ----------
TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY . . . . . .    $770,480                                         $664,818
                                         =============                                       ==========

NET INTEREST INCOME . . . . . . . . . . .                $ 14,773                                         $ 14,132
                                                      ============                                     ============

Interest rate spread . . . . . . . . . .                               3.66%                                             3.94%
Interest expense as a percent
         of average earning assets . . .                               3.73%                                             3.92%
Net interest margin . . . . . . . . . . .                              4.28%                                             4.64%

(1) Income and yields are reported on a taxable equivalent basis.

 PROVISION FOR POSSIBLE LOAN LOSSES

         The provision for possible loan losses totaled $751,000 for the second quarter of 1999, up from $480,000 for the second quarter of 1998. For the first six months, provision is up at $1.5 million for 1999 versus $915,000 in 1998. These provisions reflect the performance of the loan portfolio and management's assessment of the credit risk in the portfolio. (See ASSET QUALITY)


NON-INTEREST INCOME

         Non-interest income for the three months ended June 30, 1999 totaled $3.9 million, up from $1.4 million for the same period in a year ago. For the six months ended on June 30, 1999 non-interest income was up $5.0 million at $7.5 versus $2.5 million in 1998. This increase is due principally to the increases in income from mortgage brokerage fees from Mortgage Capital Investors
(MCI) totaling $2.4 million for the second quarter and $4.8 for the first six months of 1999. The remaining increase in non-interest income is due to increases in service fees on deposit accounts, increases in other service fees and increased brokerage commissions. Management continues to seek additional sources of non-interest income, including increased emphasis on its credit card operations, mortgage banking activities and brokerage services.

NON-INTEREST EXPENSE

         Non-interest expense increased by 63.5% for the three months ended June 30, 1999, totaling $8.5 million as compared to $5.2 million for 1998. For the first six months of 1999, non-interest expenses was up 61.8% at $15.7 million in 1999 versus $9.7 million in 1998. In the second quarter, the impact of MCI full three months of expenses is the primary source of increase. Of the $2.3 million increase in the quarter in salaries and benefits, over $2.0 million was from MCI. For the six months ended June 30, 1999, personnel costs increased $4.3 million of which $3.6 million was MCI with the remaining $700,000 coming from normal merit increases, the full impact of staffing in last years purchased branches, and the addition of staff in the technology area including a Senior Technology manager. For the first six months, occupancy expense is up which is principally attributable to MCI and the Bank of Williamsburg, while the increase in furniture and equipment expense is the result of amortization of software expense and new software licensing fees. Also for the six months, other operating expenses are up $1.2 million of which MCI accounts for $733,000 with the remainder coming from increased processing expenses, consulting costs and amortization of core deposit premiums for the purchased branches and goodwill expense for the MCI purchase.

FINANCIAL CONDITION

         Total assets as of June 30, 1999 were $807.0 million, an increase of 16.9% from $690.6 million at June 30, 1998. Asset growth was fueled by loan growth, as loans totaled $498.7 million at June 30, 1999, an increase of 11.4% from $447.8 million at June 30, 1998. Stockholders' equity totaled $70.1 million at June 30, 1999, which represents a book value of $9.39 per share.

       Deposit growth remained steady. Total deposits at June 30, 1999 were $637.0 million, up 11.9% from $569.1 million at June 30, 1998. Other borrowings totaled $79.7 million at June 30, 1999, a 78.1% increase over $44.8 million at June 30, 1998. This is reflective of the Company's effort to better leverage its strong capital position. The Company continues to utilize other borrowings to supplement deposit growth and, periodically, engages in wholesale leverage transactions. These wholesale leverage transactions have typically been executed at spreads of approximately 150 to 200 basis points and, although they have negatively impacted the Company's net interest margin (as a percentage), they have had a positive effect on earnings and return on equity.

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

         The allowance for loan losses totaled $7.3 million at June 30, 1999 or 1.44% of total loans, as compared to 1.34% at December 31, 1998 and 1.14% at June 30, 1998. At June 30, 1999, non-performing assets of $4.2 million included foreclosed properties of $1,032,000 and a $710,000 investment in income-producing property.

                                    JUNE 30,   DECEMBER 31,   JUNE 30,
                                      1999        1998          1998
                                          (DOLLARS IN THOUSANDS)

Non-accrual loans                   $2,484       $2,813        $2,787
Foreclosed properties                1,032        1,101         1,390
Real estate investment                 710          730           954
                                    ------      -------        ------
Non-performing assets              $4, 226       $4,644        $5,131
                                  ========      =======        ======

Allowance for loan losses           $7,303       $6,407        $5,177
Allowance as % of total loans         1.44%        1.34%         1.14%
Non-performing assets to loans
   and foreclosed properties           .83%         .97%         1.13%

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

      At June 30, 1999, the Company's ratio of total capital to risk-weighted assets was 12.42% and its ratio of Tier 1 capital to risk-weighted assets was 11.14%. Both ratios exceed the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at June 30, 1999 (dollars in thousands):

         Tier 1 capital                                 $  63,435
         Tier 2 capital                                 $   7,303
         Total risk-based capital                       $  70,738
         Total risk-weighted assets                     $ 568,861

         CAPITAL RATIOS:
           Tier 1 risk-based capital ratio                  11.15%
           Total risk-based capital ratio                   12.44%
           Leverage ratio (Tier I capital to
              average adjusted total assets)                 8.16%
           Equity to assets ratio                            8.76%

         The Company's book value per share at June 30, 1999 was $9.39. Dividends to stockholders are typically declared and paid semi-annually in June and December.

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

         At June 30, 1999, cash, interest-bearing deposits in other banks, federal funds sold, securities available for sale and loans maturing or repricing in one year were 24.2% of total earning assets. At June 30, 1999 approximately $144.5 million or 28.5% of total loans would mature or reprice within the next year. The Company utilizes federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, in addition to deposits, to fund the growth in its loan portfolio, and to fund securities purchases, periodically in wholesale leverage transactions.

YEAR 2000

      The Company's Year 2000 effort is proceeding in accordance with a written plan, which has been adopted by the Company's Board of Directors. Progress reports are provided to the Board on a regular basis. The Company has completed its assessment of the mission critical computer systems. Testing has been completed for all mission critical systems. All material business partners have been contacted: issues discussed and surveys of their contingency plans reviewed. The vendors/partners have provided Y2K compliance statements.

      The Company has developed a comprehensive Business Resumption Contingency Plan (BRCP). The plan identifies 33 business systems. Each system has a policy statement, an internal and external PR statement, and step by step procedures to guide our management team in the event of a failure. The BRCP will be tested in four phases beginning in September. Phase one is where each owner will have alternative resources in place. Phase two is an initial walk through. Phase three is performing mock transactions if applicable. Finally, phase four is a refresher scheduled for early December. At this time, Management believes the most likely worst case scenario concerning Year 2000 will not have a material effect on the company's results of operations, liquidity, and financial condition for the year ending December 31, 2000. However, the Company is dependent on numerous outside vendors whom it can not control. Additionally, no entity can address the virtually unlimited possible circumstances related to Year 2000 issues, including risks outside the Banks market place. These plans will continue to be reviewed to meet new circumstances as they arise.

        The Company is continuing its customer awareness efforts throughout the markets that it serves. These are designed to make the customers aware of our efforts to prepare for all potential situations and to give them our assurances that the Company is prepared. In addition, a cash contingency model has been developed to alert the Company to unusual changes in the cash demand patterns. The cash analysis and education of the community will be an ongoing function.

      The Company has incurred internal staff costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. These cost, unless for depreciable assets, were expensed as incurred. Approximately $100,000 of expenses have been incurred as of June 30, 1999 and all costs have been expensed as incurred. The Company has $150,000 remaining in its Year 2000 budget and does not anticipate needing more.

The following table presents the Company's interest sensitivity position at June 30, 1999. This one-day position, which is continually changing, is not necessarily indicative of the Company's position at any other time.

                                                                     Interest Sensitivity Analysis
                                               30-Jun-99
                                                Within          90-365           1-5           Over
                                                90 Days          Days           Years        5 Years        Total
                                                                            (In thousands)
Earning Assets:
       Loans, net of unearned income (3) .      $106,068       $ 37,195      $ 195,643       $164,576      $503,482
       Investment securities . . . . . . .           275          3,514          5,027          1,974        10,790
       Securities available for sale. . .          5,721          2,406         67,129        121,133       196,389
       Federal funds sold . . . . . . . .          5,128              -              -              -         5,128
       Other short-term investments . . .            418              -              -              -           418

       Total earning assets . . . . . . .        117,610         43,115        267,799        287,683       716,207
                                                --------        -------       --------       --------      --------

Interest-Bearing Liabilities:
       Interest checking (2) . . . . . . .           $ -            $ -       $ 81,312            $ -       $81,312
       Regular savings (2) . . . . . . . .             -              -         61,823              -        61,823
       Money market savings . . . . . . .              -         62,930              -              -        62,930
       Certificates of deposit:
                   $100,000 and over . . .        22,785         52,390         17,177              -        92,352
                   Under $100,000 . . . .         29,704        125,862         79,408            402       235,376
       Short-term borrowings. . . . . . .         27,487            120              -              -        27,607
       Long-term borrowings . . . . . . .         10,075             75         32,200          9,795        52,145
       Total interest-bearing
                   liabilities . . . . . .        90,051        241,377        271,920         10,197       613,545
                                                 -------       --------       --------        -------      --------

       Period gap . . . . . . . . . . . .         27,559       (198,262)        (4,121)       277,486
       Cumulative gap . . . . . . . . . .         27,559      $(170,703)     $(174,824)      $102,662      $102,662
                                                 =======      ==========     ==========     =========     =========

       Ratio of cumulative gap to
                   total earning assets .           3.85%        -23.83%        -24.41%         14.33%
                                                   =====        =======        =======         ======

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

         The following table represents the interest rate sensitivity on net interest income for the Company using different rate scenarios as of June 30, 1999:
                                                        % CHANGE IN
           CHANGE IN PRIME RATE                      NET INTEREST INCOME
              +200 basis points                             +.60%
              Flat                                             0
              -200 basis points                             -.28%

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

      The following chart reflects the change in net market value over different rate environments as of June 30, 1999:
                                               CHANGE IN NET MARKET VALUE
       CHANGE IN PRIME RATE                      (DOLLARS IN THOUSANDS)
       --------------------                    --------------------------
         +200 basis points                            $ -34,221
         +100 basis points                              -20,342
         Flat                                            -7,487
         -100 basis points                                6,834
         -200 basis points                               18,728

                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) See attached list of exhibits.

     (b) No Form 8-K was required to be filed during the most recently completed quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNION BANKSHARES CORPORATION
                                      (Registrant)


   August 16, 1999
                              --------------------------------------------
            (Date)                 G. WILLIAM BEALE,
                                   PRESIDENT, CHIEF EXECUTIVE OFFICER
                                   AND DIRECTOR


   August 16, 1999
                              --------------------------------------------
            (Date)                 D. ANTHONY PEAY,
                                   VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS
                            FORM 10-Q /JUNE 30, 1999

EXHIBIT
 NO.                                DESCRIPTION
-------                             -----------
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