Form 10-Q
period 1999-09-30
UNION BANKSHARES CORP
filed 1999-11-15
CIK 883948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

                     YES        X                   NO _________________

         As of November 30, 1999, Union Bankshares Corporation had 7,475,220 shares of Common Stock outstanding.

                          UNION BANKSHARES CORPORATION
                                    FORM 10-Q
                               September 30, 1999


                                      INDEX
                                      -----

PART 1 - FINANCIAL INFORMATION                                                                      Page
                                                                                                    ----

Item 1 - Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 and  1998 (Unaudited)
                  and December 31, 1998 (Audited)...........................................          1

         Consolidated Statements of Income and Comprehensive Income
                  for the three and nine months ended September 30, 1999 and 1998 (Unaudited)         2

         Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 1999 and 1998 (Unaudited).................          3

         Notes to Consolidated Financial Statements (Unaudited).............................        4-8

Item 2 - Management's Discussion and Analysis of
                      Financial Condition and Results of  Operations........................       9-17

Item 3 - Quantitative and Qualitative Disclosures about Market Risk                               18-19


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K...................................................         20

Signatures..................................................................................         21

Index to Exhibits...........................................................................         22


 PART 1 - FINANCIAL INFORMATION
 Item 1.  Financial Statements



                                    UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                                             Consolidated Balance Sheets
                                               (Dollars in thousands)             September 30,      December 31,    September 30,
 ASSETS                                                                               1999             1998             1998
                                                                                      ----             ----             ----

                                                                                   (Unaudited)                       (Unaudited)
 Cash and cash equivalents:
      Cash and due from banks                                                  $         19,187  $        39,607  $        19,509
      Interest-bearing deposits in other banks                                              805            1,413              499
      Federal funds sold                                                                      -                -            8,650
                                                                                 ---------------   --------------   --------------

              Total cash and cash equivalents                                            19,992           41,020           28,658
                                                                                 ---------------   --------------   --------------

 Securities available for sale, at fair value                                           204,537          161,228          151,216
 Investment securities
      fair value of $10,512, $16,452 and $19,801, respectively                           10,205           16,142           19,412
                                                                                 ---------------   --------------   --------------
              Total securities                                                          214,742          177,370          170,628
                                                                                 ---------------   --------------   --------------

 Loans, net of unearned income                                                          526,681          479,822          464,544
      Less allowance for loan  losses                                                     7,677            6,407            6,105
                                                                                 ---------------   --------------   --------------

              Net loans                                                                 519,004          473,415          458,439
                                                                                 ---------------   --------------   --------------

 Bank premises and equipment, net                                                        23,328           21,057           20,735
 Other real estate owned                                                                  2,126            1,101            1,039
 Other assets                                                                            27,949           19,984           19,454
                                                                                 ---------------   --------------   --------------

              Total assets                                                     $        807,141  $       733,947  $       698,953
                                                                                 ===============   ==============   ==============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Non-interest-bearing demand deposits                                          $         83,143  $        81,329  $        74,182
 Interest-bearing deposits:
      Savings accounts                                                                   61,287           61,281           59,371
      NOW accounts                                                                       91,858           81,514           75,710
      Money market accounts                                                              61,268           64,331           61,762
      Time deposits of $100,000 and over                                                 93,547           80,926           71,005
      Other time deposits                                                               233,875          238,248          238,092
                                                                                 ---------------   --------------   --------------

              Total interest-bearing deposits                                           541,835          526,300          505,940
                                                                                 ---------------   --------------   --------------

              Total deposits                                                            624,978          607,629          580,122
                                                                                 ---------------   --------------   --------------

 Short-term borrowings                                                                   53,363           19,476           12,788
 Long-term borrowings                                                                    47,105           28,325           28,355
 Other liabilities                                                                       11,881            5,158            4,780
                                                                                 ---------------   --------------   --------------

              Total liabilities                                                         737,327          660,588          626,045
                                                                                 ---------------   --------------   --------------
 Stockholders' equity:
      Common stock, $2 par value.  Authorized 24,000,000 shares;
        issued and outstanding, 7,475,220, 7,507,394 and 7,142,984 shares,
        respectively                                                                     14,950           15,015           14,998
      Surplus                                                                                 -              311              337
      Retained earnings                                                                  58,344           55,690           54,957
      Accumulated other comprehensive income (losses)
         Net unrealized gains (losses) on securities available for sale,
         net of taxes                                                                    (3,480)           2,343            2,616
                                                                                 ---------------   --------------   --------------

              Total stockholders' equity                                                 69,814           73,359           72,908
                                                                                 ---------------   --------------   --------------

              Total liabilities and stockholders' equity                       $        807,141  $       733,947  $       698,953
                                                                                 ===============   ==============   ==============


 See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Income and Comprehensive Income (Unaudited)

                  (Dollars in thousands, except per share data)


                                                                                Three Months Ended             Nine Months Ended
                                                                                   September 30                   September 30
                                                                         ----------------------------    --------------------------
                                                                                  1999          1998           1999           1998
                                                                                  ----          ----           ----           ----
 Interest income:
     Interest and fees on loans                                        $        11,080    $   10,260     $   31,820     $   29,982
     Interest on securities:
        U.S. government and agency securities                                      410           361          1,183          1,182
        Obligations of states and political subdivisions                         1,272         1,049          3,617          3,066
        Other securities                                                         1,508         1,115          4,041          3,156
     Interest on Federal funds sold                                                 74           121            162            420
     Interest on interest-bearing deposits in  other banks                          12            11             41             57
                                                                         --------------   -----------    -----------    -----------
             Total interest income                                              14,356        12,917         40,864         37,863
                                                                         --------------   -----------    -----------    -----------

 Interest expense:
     Interest on deposits                                                        5,644         5,645         16,986         16,143
     Interest on other borrowings                                                1,509           593          3,033          1,985
                                                                         --------------   -----------    -----------    -----------

             Total interest expense                                              7,153         6,238         20,019         18,128
                                                                         --------------   -----------    -----------    -----------
             Net interest income                                                 7,203         6,679         20,845         19,735

 Provision for loan losses                                                         513         1,479          2,026          2,394
                                                                         --------------   -----------    -----------    -----------
             Net interest income after provision
                 for loan losses                                                 6,690         5,200         18,819         17,341
                                                                         --------------   -----------    -----------    -----------
 Other income:
     Service charges on deposit accounts                                           786           754          2,216          2,093
     Other service charges and fees                                                441           493          1,263            995
     Gains (losses)  on securities transactions, net                                (1)           (6)            18            (31)
     Gains (losses) on sales of other real estate owned
        and bank premises, net                                                     (15)           (5)           (17)            11
     Other operating income                                                      2,058           114          7,290            715
                                                                         --------------   -----------    -----------    -----------

             Total other income                                                  3,269         1,350         10,770          3,783
                                                                         --------------   -----------    -----------    -----------

 Other expenses:
     Salaries and benefits                                                       4,869         2,776         14,376          7,959
     Occupancy expenses                                                            610           315          1,528            930
     Furniture and equipment expenses                                              604           479          1,657          1,329
     Other operating expenses                                                    2,375         1,777          6,570          4,811
                                                                         --------------   -----------    -----------    -----------

             Total other expenses                                                8,458         5,347         24,131         15,029
                                                                         --------------   -----------    -----------    -----------

 Income before income taxes and cumulative effect of accounting change           1,501         1,203          5,458          6,095
 Income tax expense                                                                119           104            825          1,041
                                                                         --------------   -----------    -----------    -----------

             Income before effect of accounting change                           1,382         1,099          4,633          5,054

             Cumulative effect of change in accounting method, net                   -             -           (104)              -
                                                                         --------------   -----------    -----------    -----------
             Net income                                                $         1,382  $      1,099  $       4,529   $      5,054
                                                                         ==============   ===========    ===========    ===========
Other Comprehensive income (losses)
    Unrealized holding gains (losses) arising during the period net of taxes of($584) and ($1183) for three and
       nine months 1999 and $301 and $309 for three and
       nine months 1998                                                $        (1,717) $        589  $      (3,468)  $      2,636

    Less reclassification  adjustments for gains (losses)
       included in net income net of taxes of $0 and $6 for
       three and nine months 1999 and ($2) and ($11) for three
       and nine months 1998                                                          -            (4)            12            (20)
                                                                         --------------   -----------    -----------    -----------
Total Other Comprehensive Income (losses)                                       (1,717)          585         (3,480)         2,616
                                                                         --------------   -----------    -----------    -----------
Comprehensive income (losses)                                          $          (335) $      1,684  $       1,049   $      7,670
                                                                         ==============   ===========    ===========    ===========

 Basic earnings per share
    Before cumulative effect of change in accounting                   $          0.18  $       0.14  $        0.62   $       0.69
    Cumulative effect of change in accounting method                                 -             -          (0.02)             -
                                                                         --------------   -----------    -----------    -----------
    Net income                                                         $          0.18  $       0.14  $        0.60   $       0.69
                                                                         ==============   ===========    ===========    ===========
 Diluted earnings per share
    Before cumulative effect of change in accounting                   $          0.18  $       0.14  $        0.62   $       0.69
    Cumulative effect of change in accounting method                                 -             -          (0.02)             -
                                                                         --------------   -----------    -----------    -----------
    Net income                                                         $          0.18  $       0.14  $        0.60   $       0.69
                                                                         ==============   ===========    ===========    ===========
 Dividends per share                                                   $          0.20  $       0.19  $        0.20   $       0.19
                                                                         ==============   ===========    ===========    ===========


 See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                 Nine Months Ended September\ 30, 1999 and 1998
                             (Dollars in thousands)



                                                                            1999            1998
                                                                            ----            ----

Operating activities:
     Net income                                                       $        4,529  $        5,054
     Adjustments to reconcile net income to net cash and
        cash equivalents provided by operating activities:
           Depreciation of bank premises and equipment                         1,463           1,170
           Amortization of intangibles                                           467             269
           Provision for loan losses                                           2,026           2,394
           Gains on sales of securities available for sale                       (18)             31
           (Gains) Losses on sale of other real estate owned                      17             (11)
           Increase in other assets                                           (6,160)         (7,879)
           Increase (Decrease) in other liabilities                            6,721          (2,256)
                                                                         ------------    ------------

                  Net cash and cash equivalents used in
                       operating activities                                    9,045          (1,228)
                                                                         ------------    ------------

Investing activities:
     Net increase in securities                                              (46,379)         (7,834)
     Net increase in loans                                                   (47,926)        (66,330)
     Acquisition of bank premises and equipment                               (3,736)         (4,927)
     Proceeds from sales of other real estate owned                              190             767
                                                                         ------------    ------------

                  Net cash and cash equivalents used in
                      investing activities                                   (97,851)        (78,324)
                                                                         ------------    ------------

Financing activities:
     Net increase (decrease) in non-interest-bearing deposits                  1,814           8,202
     Net increase in interest-bearing deposits                                15,535          82,365
     Net increase(decrease) in short-term borrowings                          33,887         (14,457)
     Increase in long-term borrowings                                         18,870           4,775
     Issuance of common stock                                                  1,005              10
     Repurchase of common stock                                               (1,915)              -
     Cash dividends paid                                                      (1,328)         (1,231)
     Repayment of long-term borrowings                                           (90)           (135)
                                                                         ------------    ------------

                  Net cash and cash equivalents provided by
                      financing activities                                    67,778          79,529
                                                                         ------------    ------------

Increase (Decrease) in cash and cash equivalents                             (21,028)            (23)
Cash and cash equivalents at beginning of period                              41,020          28,681
                                                                         ------------    ------------

Cash and cash equivalents at end of period                            $       19,992  $       28,658
                                                                         ============    ============

Supplemental Disclosure of Cash Flow Information
     Cash payments for:
        Interest                                                               17,522         17,057
        Income taxes                                                              825          1,041



See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 1999


1.   ACCOUNTING POLICIES
     -------------------

      The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

      The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments
      (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

      These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders. Certain previously reported amounts have been reclassified to conform to current period presentation.

      As of January 1999, the Company adopted SOP 98-5 - Reporting on the Costs of Start-up Activities. This SOP requires that the costs of start-up activities be expensed as incurred. This is a change from past practices, which allowed the amortization of these costs over a specified time. As a result, two additional lines are on the Consolidated Statements of Income and Comprehensive Income: Income before effect of accounting change and Cumulative effect of change in accounting method, net of taxes. This one time charge impacted the first quarter and the nine months ended September 30, 1999 as a result of costs accumulated in 1998 related to the organization of the Bank of Williamsburg (See Management Discussion).


2.   ALLOWANCE FOR LOAN LOSSES
     -------------------------

      The following summarizes activity in the allowance for loan losses for the nine months ended September 30, (in thousands):


                                                              1999        1998
                                                              ----        ----
                  Balance,  January 1                       $ 6,406      $4,798
                  Provisions charged to operations            2,026       2,394
                  Recoveries credited to allowance              264         189
                  Loans charged off                          (1,019)     (1,276)
                                                            -------      ------
                  Balance, September 30              `      $ 7,677      $6,105
                                                            =======      ======

3.    Earnings Per Share
      ------------------

      Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Weighted average shares used for the computation of basic EPS were 7,475,220 and 7,497,394 for the three months ended September 1999 and 1998 and 7,499,309 and 7,486,203 for the nine months ended September 30, 1999 and 1998.
      Diluted EPS is computed using the weighted number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. Weighted average shares used for the computation of diluted EPS were 7,495,991 and 7,517,930 for the three months ended September 30, 1999 and 1998 and 7,530,415 and 7,518,120 for the nine months ended September 30, 1999 and 1998.

4.    PURCHASE  OF MORTGAGE CAPITAL INVESTORS, INC.
      ---------------------------------------------

      On February 11, 1999 the Company completed the purchase of Mortgage Capital Investors, Inc., a mortgage origination business with 17 locations in the states of Virginia, Maryland, Delaware, North Carolina, South Carolina and Florida. This business was purchased to enhance the Company's existing mortgage operations and increase non-interest income. It contributed approximately $400,418 in net loss for the period February 11 to September 30, 1999. This acquisition was accounted for under the purchase method of accounting. The purchase price was $5,000,000. At closing the Company paid $1,000,000 in cash and $1,000,000 in common stock. In addition, $3,000,000 is to be distributed over the next three years in cash and common stock. At closing 61,490 shares were issued with cash paid for fractional shares. As a result of the transaction, goodwill in the amount of $1,044,887 was recorded and is being amortized using the straight line method over 10 years at $104,488 per year.

5.    SEGMENT REPORTING DISCLOSURES
      -----------------------------

      Union Bankshares Corporation has two reportable segments: traditional full service community banks and mortgage loan origination business. The community bank business is made up of four banks which provide loan, deposit, investment, and trust services to retail and commercial customers throughout their locations in Virginia. The mortgage company provides a variety of mortgage loan products in a multi-state market. These loans are originated and sold principally in the secondary market through purchase commitments from investors which subject the company to only de minimis market risk.

      Profit and loss is measured by net income after taxes including realized gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process.

      Both of the Company's reportable segments are service based. While the banks offer a distribution and referral network for the mortgage services, the mortgage company does not offer a similar network for the banks due largely to the lack of overlapping geographic markets. Another major distinction is the source of income. The mortgage business is a fee based business while the banks are driven principally by net interest income.

      The following is a summary of segment profit (dollars in thousands). Segment information for periods prior to 1999 are not presented, as the Company's mortgage banking operation prior to the acquisition of MCI was not significant:

Nine Months ended September 30, 1999


                                                                   Banks           Mortgage          Total
                                                             ---------------------------------------------------

Net interest income after provision for loan loss                 $ 19,225           $ (191)        $ 19,034
Total non-interest income                                            3,980            6,340           10,320
Total other expenses                                                15,366            6,756           22,122
Segment profit after taxes                                           6,101             (400)           5,701

Total assets                                                       797,755            8,202          805,957



The following summary reconciles segment profit (loss) to income after taxes (dollars in thousands):

Net Income:
      Segment profit                                      $ 5,701
      Other                                                (1,172)
                                                          --------
      Net income                                          $ 4,529
                                                          ========



Three Months ended September 30, 1999


                                                                   Banks           Mortgage          Total
                                                             ---------------------------------------------------


Net interest income after provision for loan loss                $   6,963        $    (191)       $   6,772
Total non-interest income                                            1,326            1,511            2,837
Total other expenses                                                 5,332            2,126            7,458
Segment profit after taxes                                           2,345             (532)           1,813

Total assets                                                       797,755            8,202          805,957



The following summary reconciles segment profit (loss) to income after taxes (dollars in thousands):

Net Income:
      Segment profit                                    $ 1,813
      Other                                                (431)
                                                        --------
      Net income                                        $ 1,382
                                                        ========

6.    RECENT ACCOUNTING STATEMENTS
      ----------------------------

      In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that a company recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June of 1999 the FASB issued SFAS 137, "Accounting for derivative instruments hedging activities--deferral of the effective date of FASB Statement 133". SFAS 137 delayed the effective date of SFA3133 until fiscal years beginning after June 15, 2000. As such, the effective date for the Company will be January 1, 2001. The impact of adopting SFAS 133 will be dependent on the specific derivative instruments in place at the date of adoption. At this time management believes the adoption of this new standard will not have a material impact on the financial condition or results of operations of the Company.


7.    FORWARD- LOOKING  STATEMENTS
      ----------------------------

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

Item 2 - Management's Discussion and Analysis of
                      Financial Condition and Results of  Operations

         Union Bankshares Corporation (the "Company") is a multi-bank holding company organized under Virginia law which provides financial services through its wholly-owned subsidiaries, Union Bank & Trust Company, Northern Neck State Bank, Rappahannock National Bank, the Bank of Williamsburg ,Union Investment Services, Inc., and Mortgage Capital Investors. The four subsidiary banks, Union Bank & Trust Company, Northern Neck State Bank, Rappahannock National Bank and the Bank of Williamsburg are full service retail commercial banks offering a wide range of banking and related financial services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage and consumer loans. Union Investment Services Inc., is a full service discount brokerage company which offers a full range of investment services and sells mutual funds, bonds and stocks. Mortgage Capital Investors provides a wide array of mortgage products through its 17 offices in Virginia, Maryland, Delaware, North Carolina, South Carolina and Florida.

      The Company's primary trade area stretches from Rappahannock County to Fredericksburg, south to Hanover County, east to Williamsburg and throughout the Northern Neck area of Virginia. The Corporate Headquarters is located in Bowling Green, Virginia. Through its banking subsidiaries, the Company operates 29 branches in its primary trade area. In addition to the primary banking trade area, the addition of Mortgage Capital Investors expands the Company's mortgage origination business to five additional states.

         In February 1999 the Company opened the Bank of Williamsburg in temporary headquarters in the Williamsburg Crossing Shopping Center. This location is one of the faster growing areas of Virginia and it is expected that this bank will contribute to the profit of the Company within its first two years. Also in February 1999, the Company acquired Mortgage Capital Investors, a mortgage origination company based in Springfield, Virginia. In June 1999, after the retirement of King George State Bank's president, the Company merged its King George State Bank subsidiary into its Union Bank & Trust subsidiary to better leverage its presence in the Fredericksburg, Virginia market and reduce costs.

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

Results of Operations
---------------------

         Net income for the third quarter of 1999 was $1.4 million, up from $1.1 million for the same period in 1998. The increase in net income for the period is due principally to improvement in the interest margin and a decrease of $966,000 in the provision for loan loss over the third quarter of 1998. Diluted earnings per share amounted to $.18 in the third quarter of 1999, as compared to $.14 in the third quarter of 1998. The Company's annualized return on average assets for the third quarter of 1999 was .68% as compared to .63% a year ago. The Company's annualized return on average equity totaled 7.83% and 6.06% for the three months ended September 30, 1999 and 1998, respectively.

Net income for the first nine months of 1999 before the cumulative effect of a change in accounting was $4.6 million, down 8.3% from $5.1 million a year ago. During the first quarter the Company adopted a new accounting standard (Statement of Position 98-5) which required it to expense certain previously capitalized start-up costs totaling $158,000, or $104,000 net of applicable taxes. Earnings per share before the cumulative adjustment for a change in accounting method on a diluted basis decreased to $.62 from $.69 for the same nine months in 1998. Diluted earnings per share was $.60 in the first nine months of 1999, as compared to $.69 in the first nine months of 1998. The Company's annualized return on average assets for the first nine months of 1999 was .78% as compared to 1.00% a year ago. The Company's annualized return on average equity totaled 8.35% and 9.58% for the nine months ended September 30, 1999 and 1998, respectively.


Rising interest rates over the last two quarters had a positive impact on the Company's interest rate spread and net interest margin as interest earning assets repriced faster than most interest bearing liabilities in the third quarter while deposit interest rates remained fairly flat. A faster growth in earning assets versus deposits and the resultant increase in borrowed funds leveled out most of the positive impact. Rising interest rates negatively impacted our mortgage origination business income which slowed again in the third quarter.

Recent expansion activities, including branch acquisitions and de novo openings, combined with the addition of a new mainframe and imaging software/hardware have generated a short term drag on earnings. Net interest income growth and a slowing of the growth in other infrastructure costs, principally continued investments in technology and people, contributed to an increase in earnings for the quarter for the core banking business. While the benefits of technology investments tend to lag behind the costs, the long term benefit is significant in terms of the Company's ability to compete effectively in the changing financial services marketplace.

Also of particular significance during the first nine months was the opening of a new bank subsidiary, the Bank of Williamsburg. As with most de novo operations, the Bank of Williamsburg is expected to incur operating losses for the first year, becoming profitable during the second year of operation. The Bank's performance since opening in a temporary location has met management's expectations and is expected to improve upon moving into its permanent location which is under construction and should be complete in early 2000.

Net Interest Income

         Net interest income on a tax-equivalent basis for the third quarter of 1999 increased by 9.4% to $7.8 million from $7.1 million for the same period a year ago. By managing its interest rate spread and increasing the volume of earning assets over interest-bearing liabilities, the Company has been able to maintain a strong net interest margin. The current interest rate environment and competition for deposits continue to put pressure on net interest margins. In addition, the subsidiary banks have periodically engaged in wholesale leverage transactions, borrowing funds to invest in securities at lower margins of 150 - 200 basis points. Although such transactions increase net income and return on equity, they do reduce the net interest margin. As of September 30, 1999 such transactions accounted for $15 million of the Company's total borrowings. Also, the opening of the Bank of Williamsburg with most of its capital invested in the investment portfolio has contributed to the narrowed interest margin. Average earning assets during the third quarter of 1999 increased by $85.5 million to $729.0 million from the third quarter of 1998, while average interest-bearing deposits grew by $43.2 million to $542.7 million over this same period. The Company's yield on average earning assets was 8.14%, down 10 basis points from 8.24% a year ago, while its cost of average interest-bearing liabilities also decreased 15 basis points from 4.57% to 4.42%.




                                                                 Union Bankshares Corporation
                                                 Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

                                            ----------------------------------------------------------------------------------------
                                                                                 Three Months September 30,
                                            ----------------------------------------------------------------------------------------
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
                                            ----------------------------------------------------------------------------------------
                                                                 Interest                                   Interest
                                                   Average        Income/       Yield/        Average        Income/       Yield/
                                                   Balance        Expense         Rate        Balance        Expense         Rate
                                            ----------------------------------------------------------------------------------------

                                                                                                          (Dollars in thousands)
 Assets:
 Securities:
       Taxable . . . . . . . . . . . . .         $ 122,668       $ 2,011         6.50%       $ 93,622       $ 1,578         6.69%
       Tax-exempt(1) . . . . . . . . . .            88,963         1,788         7.98%         74,599         1,405         7.47%
                                            ------------------------------               ----------------------------
           Total securities . . . . . . .          211,631         3,799         7.12%        168,221         2,983         7.04%
 Loans, net. . . . . . . . . . . . . . .           516,681        11,080         8.51%        461,579        10,260         8.82%
 Federal funds sold . . . . . . . . . . .              616            73        47.02%         11,974           121         4.01%
 Interest-bearing deposits
      in other banks . . . . . . . . . .               540            12         8.82%          2,227            11         1.96%
                                            ------------------------------               ----------------------------
          Total earning assets . . . . .           729,468        14,964         8.14%        644,001        13,375         8.24%
Allowance for loan losses . . . . . . . .           (7,497)                                    (5,319)
Total non-earning assets . . . . . . . .            84,732                                     57,889
                                            ----------------                             --------------
Total assets . . . . . . . . . . . . . .         $ 806,703                                  $ 696,571
                                            ================                             ==============

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking . . . . . . . . . . . . .         $  90,340           479         2.10%       $ 74,790           455         2.41%
      Regular savings . . . . . . . . . .           61,410           419         2.71%         59,388           449         3.00%
      Money market savings . . . . . . .            62,501           490         3.11%         62,477           530         3.37%
Certificates of deposit:
      $100,000 and over . . . . . . . . .           93,230         1,142         4.86%         71,041           968         5.41%
      Under $100,000 . . . . . . . . . .           235,198         3,115         5.25%        231,804         3,243         5.55%
                                            ------------------------------               ----------------------------
          Total interest-bearing
                deposits . . . . . . . .           542,679         5,645         4.13%        499,500         5,645         4.48%
Other borrowings . . . . . . . . . . . .           100,064         1,509         5.98%         42,256           593         5.57%
                                            ------------------------------               ----------------------------
          Total interest-bearing
                liabilities . . . . . . .          642,743         7,154         4.42%        541,756         6,238         4.57%
                                                            --------------                             --------------

Non-interest bearing liabilities:
      Demand deposits . . . . . . . . . .           89,149                                     76,838
      Other liabilities . . . . . . . . .            2,716                                      6,657
                                            ----------------                             --------------
          Total liabilities . . . . . . .          734,608                                    625,251
Stockholders' equity . . . . . . . . . .            72,095                                     71,320
                                            ----------------                             --------------
Total liabilities and
      stockholders' equity . . . . . . .         $ 806,703                                  $ 696,571
                                            ================                             ==============

Net interest income . . . . . . . . . . .                        $ 7,810                                    $ 7,137
                                                            ==============                             ==============

Interest rate spread . . . . . . . . . .                                         3.72%                                      3.67%
Interest expense as a percent
      of average earning assets . . . . .                                        3.89%                                      3.89%
Net interest margin . . . . . . . . . . .                                        4.25%                                      4.39%



                                                                                 1997
                                                              ----------------------------------------------
                                                                                Interest
                                                                 Average        Income/        Yield/
                                                                 Balance         Expense         Rate
                                                              ----------------------------------------------


 Assets:
 Securities:
       Taxable . . . . . . . . . . . . . . . .                   $ 89,168        $ 1,460         6.50%
       Tax-exempt(1) . . . . . . . . . . . . .                     68,144          1,365         7.95%
                                                           -------------------------------
           Total securities . . . . . . . . .                     157,312          2,825         7.12%
 Loans, net. . . . . . . . . . . . . . . . . .                    379,890          9,140         9.55%
 Federal funds sold . . . . . . . . . . . . .                      12,820            152         4.70%
 Interest-bearing deposits
      in other banks . . . . . . . . . . . . .                        508             10         7.81%
                                                           -------------------------------
          Total earning assets . . . . . . . .                    550,530         12,127         8.74%
Allowance for loan losses . . . . . . . . . .                      (4,654)
Total non-earning assets . . . . . . . . . . .                     45,627
                                                           ----------------
Total assets . . . . . . . . . . . . . . . . .                  $ 591,503
                                                           ================

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking . . . . . . . . . . . . . . . .                   $ 60,012            405         2.68%
      Regular savings . . . . . . . . . . . .                      52,448            409         3.09%
      Money market savings . . . . . . . . . .                     49,285            425         3.42%
Certificates of deposit:
      $100,000 and over . . . . . . . . . . .                      60,300            804         5.29%
      Under $100,000 . . . . . . . . . . . . .                    195,019          2,764         5.62%
                                                           -------------------------------
          Total interest-bearing
                deposits . . . . . . . . . . .                    417,064          4,807         4.57%
Other borrowings . . . . . . . . . . . . . . .                     45,328            568         4.97%
                                                           -------------------------------
          Total interest-bearing
                liabilities . . . . . . . . .                     462,392          5,375         4.61%
                                                                           ---------------

Non-interest bearing liabilities:
      Demand deposits . . . . . . . . . . . .                      61,070
      Other liabilities . . . . . . . . . . .                       5,465
                                                           ----------------
          Total liabilities . . . . . . . . .                     528,927
Stockholders' equity . . . . . . . . . . . . .                     62,576
                                                           ----------------
Total liabilities and
      stockholders' equity . . . . . . . . . .                  $ 591,503
                                                           ================

Net interest income . . . . . . . . . . . . .                                    $ 6,752
                                                                           ===============

Interest rate spread . . . . . . . . . . . . .                                                   4.13%
Interest expense as a percent
      of average earning assets . . . . . . .                                                    3.93%
Net interest margin . . . . . . . . . . . . .                                                    4.88%


(1) Income and yields are reported on a taxable equivalent basis.


                                                                    Union Bankshares Corporation
                                        Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)

                                       --------------------------------------------------------------------------------------------
                                                                                        Nine Months Ended September 30,
                                       --------------------------------------------------------------------------------------------
                                            1999                                                         1998
                                       --------------------------------------------------------------------------------------------
                                                         Interest                                       Interest
                                           Average       Income/       Yield/             Average        Income/       Yield/
                                           Balance        Expense        Rate              Balance       Expense         Rate
                                       --------------------------------------------------------------------------------------------
                                                                                                          (Dollars in thousands)
 Assets:
 Securities:
       Taxable . . . . . . . . . . .         $ 117,934      $ 5,464         6.19%            $ 93,858       $ 4,575         6.52%
       Tax-exempt(1) . . . . . . . .            86,984        5,115         7.86%              72,959         4,306         7.89%
                                       -----------------------------                   -----------------------------
           Total securities . . . . .          204,918       10,579         6.90%             166,817         8,881         7.12%
 Loans, net. . . . . . . . . . . . .           498,142       31,820         8.54%             441,699        30,010         9.08%
 Federal funds sold . . . . . . . . .            2,976          162         7.28%              10,384           420         5.41%
 Interest-bearing deposits
      in other banks . . . . . . . .             1,073           41         5.11%               1,652            58         4.68%
                                       -----------------------------                   -----------------------------
          Total earning assets . . .           707,109       42,602         8.06%             620,552        39,369         8.48%
Allowance for loan losses . . . . . .           (7,093)                                        (5,121)
Total non-earning assets . . . . . .            82,672                                         60,197
                                       ----------------                                ---------------
Total assets . . . . . . . . . . . .         $ 782,688                                      $ 675,628
                                       ================                                ===============

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking . . . . . . . . . . .         $  86,651        1,350         2.08%            $ 71,090         1,274         2.40%
      Regular savings . . . . . . . .           59,682        1,208         2.71%              57,686         1,314         3.05%
      Money market savings . . . . .            63,511        1,565         3.29%              60,311         1,542         3.42%
Certificates of deposit:
      $100,000 and over . . . . . . .           91,694        3,491         5.09%              68,424         2,774         5.42%
      Under $100,000 . . . . . . . .           236,159        9,372         5.31%             221,061         9,233         5.58%
                                       -----------------------------                   -----------------------------
          Total interest-bearing
               deposits . . . . . . .          537,697       16,986         4.22%             478,572        16,137         4.51%
Other borrowings . . . . . . . . . .            74,337        3,033         5.46%              46,902         1,985         5.66%
                                       -----------------------------                   -----------------------------
          Total interest-bearing
               liabilities . . . . .           612,034       20,019         4.37%             525,474        18,122         4.61%
                                                       -------------                                  --------------

Non-interest bearing liabilities:
      Demand deposits . . . . . . . .           83,964                                         74,344
      Other liabilities . . . . . . .           13,502                                          6,157
                                       ----------------                                ---------------
          Total liabilities . . . . .          709,500                                        605,975
Stockholders' equity . . . . . . . .            73,188                                         69,653
                                       ----------------                                ---------------
Total liabilities and
      stockholders' equity . . . . .         $ 782,688                                      $ 675,628
                                       ================                                ===============

Net interest income . . . . . . . . .                      $ 22,583                                        $ 21,247
                                                       =============                                  ==============

Interest rate spread . . . . . . . .                                        3.69%                                           3.87%
Interest expense as a percent
      of average earning assets . . .                                       3.79%                                           3.90%
Net interest margin . . . . . . . . .                                       4.27%                                           4.58%


(1) Income and yields are reported on a taxable equivalent basis.

 Provision for Loan Losses

         The provision for loan losses totaled $513,000 for the third quarter of 1999, down from $1.5 million for the third quarter of 1998. For the first nine months, provision totaled $2.0 million for 1999 versus $2.4 million in 1998. These provisions reflect the performance of the loan portfolio and management's assessment of the credit risk in the portfolio. (See Asset Quality)


Non-Interest Income

         Non-interest income for the three months ended September 30, 1999 totaled $3.3 million, up from $1.4 million for the same period a year ago. For the nine months ended on September 30, 1999 non-interest income was up $ 7.0 million to $10.8 million versus $3.8 million in 1998. This increase is due principally to the increases in income from mortgage brokerage fees from Mortgage Capital Investors (MCI) totaling $1.5 million for the third quarter and $6.3 million for the first nine months of 1999. The remaining increase in non-interest income is due to increases in service fees on deposit accounts, increases in other service fees and increased brokerage commissions. Management continues to seek additional sources of non-interest income, including increased emphasis on cross-selling services and better leveraging the financial services available throughout the organization.

Non-Interest Expense

         Non-interest expense in the third quarter of 1999 totaled $8.5 million, an increase of $3.1 million over the same period in 1998. Much of this increase was attributable to the acquisition of MCI in 1999 using the purchase accouting method. Personnel costs comprised $2.1 million of the increase in non-interest expense, including $1.8 million from MCI. Increases in occupancy and other operating expenses were also impacted by the MCI acquisition.

         Non-interest expense for the first nine months of 1999 totaled $24.1 million, an increase of $9.1 million over the same period in 1998. Personnel costs comprised of $6.4 million of the increase in non-interest expense, including $5.4 million from MCI. Expansion of existing retail and support operations, as well as new ventures such as the Bank of Williamsburg also contributed to increases in personnel costs. Increases in occupancy and other operating expenses were also impacted by the MCI acquisition. Increases in other operating expenses were also impacted by technology expenditures in the second quarter related to check imaging and the retail platform system which resulted in increased depreciation and amortization.

Financial Condition
-------------------

         Total assets as of September 30, 1999 were $807.1 million, an increase of 15.5% from $699.0 million at September 30, 1998. Asset growth was fueled by loan growth, as loans totaled $526.7 million at September 30, 1999, an increase of 13.4% from $464.5 million at September 30, 1998. Stockholders' equity totaled $69.8 million at September 30, 1999, which represents a book value of $9.34 per share.

       Deposit growth dropped off some in the third quarter from prior quarters. Total deposits at September 30, 1999 were $625.0 million, up 7.7% from $580.1 million at September 30, 1998. Other borrowings totaled $100.5 million at September 30, 1999, a 144.2% increase over $41.1 million at September 30, 1998. This is reflective of the Company's effort to better leverage its strong capital position and the short term funding needs from slowed deposit growth. The Company continues to utilize other borrowings to supplement deposit growth and, periodically, engages in wholesale leverage transactions. These wholesale leverage transactions have typically been executed at spreads of approximately 150 to 200 basis points and, although they have negatively impacted the Company's net interest margin (as a percentage), they have had a positive effect on earnings and return on equity.

         Continued competition for deposits, particularly as it impacts certificate of deposit rates, is reflected in the deposit mix. Management continues to focus on increasing lower cost deposit products, including non-interest bearing demand deposits and savings accounts and effectively manage competitive rates on interest sensitive products. Increased competition for funds, particularly by non-banks, continues to contribute to a narrowing of the net interest margin, which has been largely offset by increases in the volume of earning assets.

Asset Quality
-------------

         The allowance for loan losses is an estimate of an amount adequate to provide for potential losses in the loan portfolio. General economic trends as well as conditions affecting individual borrowers affect the level of credit losses. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and comparison to peer groups.

         The allowance for loan losses totaled $7.7 million at September 30, 1999 or 1.46% of total loans, as compared to 1.34% at December 31, 1998 and 1.31% at September 30, 1998. At September 30, 1999, non-performing assets of $4.3 million included foreclosed properties of $2,126,000 including a $902,000 investment in income-producing property.



                                                                     September 30,        December 31,         September 30,
                                                                         1999                 1998                  1998
                                                                           (dollars in thousands)
                                                  ----------------------------------------------------------------------

         Non-accrual loans                                             $2,178               $2,813                $2,791
         Foreclosed properties                                          2,126                1,831                 1,999
         Real estate investment
                                                                      -------               ------                ------
         Non-performing assets                                        $ 4,304               $4,644                $5,131
                                                                      =======               ======                ======
         Allowance for loan losses                                     $7,677               $6,407                $6,105
         Allowance as % of total loans                                   1.44%                1.34%                 1.31%
         Non-performing assets to loans
                  and foreclosed properties                              .81%                  .97%                 1.10%

         The allowance for loan losses includes reserves of approximately $1.5 million related to a single credit relationship totaling approximately $1.8 million. The majority of this reserve was established in the third quarter of 1998 through a special provision for loan losses of $1.0 million. Additional reserves have been allocated to this credit since that time. Management has restructured this credit with the borrowers in an attempt to workout repayment of the debt, but collection is uncertain. Currently, $1.1 million of this loan is classified as loss and the remaining $700,000 (the appraised value of the collateral) as doubtful.

Capital Resources
-----------------

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

      At September 30, 1999, the Company's ratio of total capital to risk-weighted assets was 12.60% and its ratio of Tier 1 capital to risk-weighted assets was 11.35%. Both ratios exceed the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at September 30, 1999 (dollars in thousands):

         Tier 1 capital                                             $   66,737
         Tier 2 capital                                             $    7,355
         Total risk-based capital                                   $   74,092
         Total risk-weighted assets                                 $  588,076

         Capital Ratios:
                  Tier 1 risk-based capital ratio                        11.35 %
                  Total risk-based capital ratio                         12.60 %
                  Leverage ratio (Tier I capital to
                           average adjusted total assets)                 8.31 %
                  Equity to assets ratio                                  8.65 %

         The Company's book value per share at September 30, 1999 was $9.34. Dividends to stockholders are typically declared and paid semi-annually in June and December.

Liquidity
---------

         Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments (available for sale) and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through Federal funds lines with several regional banks and a line of credit with the Federal Home Loan Bank. Management considers the Company's overall liquidity to be sufficient to satisfy its depositors' requirements and to meet its customers' credit needs.

         At September 30, 1999 cash, interest-bearing deposits in other banks, federal funds sold, securities available for sale and loans maturing or repricing in one year were 21.5% of total earning assets. At September 30, 1999 approximately $142.0 million or 27.0% of total loans would mature or reprice within the next year. The Company utilizes federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, in addition to deposits, to fund the growth in its loan portfolio, and to fund securities purchases, periodically in wholesale leverage transactions.

YEAR 2000 ISSUE

The Year 2000 ("Y2K") issue involves the risk that computer programs and computer systems may not be able to perform without interruption into the year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest payments or due dates and could cause the temporary inability to process transactions and to engage in ordinary business activities. The failure of the Company, its suppliers, and its borrowers to address the Y2K issue could have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

Accordingly, in September 1997, the Company established a team of individuals from throughout the organization to address Y2K concerns. The Company performed a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. Based on this assessment and subsequent testing, we believe the Company's mainframe hardware and banking software are currently Y2K compliant. For systems that the Company relies on third-party vendors, these vendors have been contacted and have indicated that the hardware and/or software will be Y2K compliant.

The Company has also initiated formal communications with all significant loan and deposit customers to determine the extent to which the Company is vulnerable to those third-parties' failure to remedy their own Y2K issue. The Company believes that exposure to customers' not being Y2K compliant is minimal.

The Company continues to assess its risk from other environmental factors over which it has little direct control, such as electrical power supply, and voice and data transmission. Because of the nature of these external factors, the Company is not actively engaged in any repair, replacement, or testing efforts for these services. Based on its current assessments and remediation plans, which are based in part on certain representations of third-party services, the Company does not expect that it will experience a significant disruption of its operations as a result of the change in the new millennium. Although the Company has no reason to conclude that a failure will occur, the most likely worst-case Y2K scenario would entail a disruption or failure of the Company's power suppliers' or voice and data transmission suppliers' capability to provide power to data transmission services to a computer system or a facility. If such a failure were to occur, the Company would implement a contingency plan as described below. While it is impossible to quantify the impact of such a scenario, the most likely worst-case scenario would entail diminishment of service levels, some customer inconvenience, and additional, as yet not understood, costs associated with the implementation of the contingency plan.

For the computer systems and facilities that it has determined to be most critical, the Company has developed a comprehensive business resumption contingency plan and expects to complete testing of that plan during the fourth quarter of 1999. This plan will conform to recently issued guidelines from the FFIEC on business contingency planning for Y2K readiness. Contingency plans will include, among other actions, manual processes and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a Y2K-related failure. While the Company will have contingency plans in place to address a temporary disruption in these services, there can be no assurance that any disruption or failure will be only temporary, that the Company's contingency plans will function as anticipated, or that the results of operations, financial condition, or liquidity of the Company will not be adversely affected in the event of a prolonged disruption or failure.

There can be no assurance that the FFIEC or other federal or state regulators will not issue new regulatory requirements that require additional work by the Company and, if issued, that new regulatory requirements will not increase the cost or delay the completion of the Company's Y2K project. The costs of the project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability of third-party vendors to correct their software and hardware, the ability of significant customers to remedy their Year 2000 issues, and similar uncertainties.

The Company is continuing its customer awareness efforts to make its customers aware of our readiness to address the various potential situations which may occur. A cash contingency model has been developed to monitor cash demand patterns of customers and a cash contingency plan has been established for use in the event of increased customer demand. To date, the Company has expensed approximately $110,000 related to the Year 2000 issue. Remaining expenditures, including expenses related to the estimated cost to carry additional cash reserves, are not expected to have a material effect on the Company's consolidated financial statements.

               COMBINED
               --------

The following table presents the Company's interest sensitivity position at September 30, 1999. This one-day position, which is continually changing, is not necessarily indicative of the Company's position at any other time.



                                                                               Interest Sensitivity Analysis
                                                                                     September 30, 1999
                                                                      --------------------------------------------------------------
                                                                         Within            90-365             1-5
                                                                        90 Days             Days               Years
                                                                      -------------    ------------       ----------------

                                                                                      (In thousands)
Earning Assets:
                      Loans, net of unearned income (3) . . .             $107,420        $ 34,633    $ -        $236,037     $ -
                      Investment securities . . . . . . . . . . . .            625   -       3,611      -           4,103       -
                      Securities available for sale. . . . . . . .           1,131           6,530      -          93,738       -
                      Federal funds sold . . . . . . . . . . . . . .             -               -      -               -       -
                      Other short-term investments . . . . . . . .             805               -      -               -       -

                      Total earning assets . . . . . . . . . . . .         109,981          44,774                333,878
                                                                      -------------    ------------       ----------------

Interest-Bearing Liabilities:
                      Interest checking (2) . . . . . . . . . . . .       $      -        $      -    $ -        $ 91,858     $ -
                      Regular savings (2) . . . . . . . . . . . . .              -               -      -          61,286       -
                      Money market savings . . . . . . . . . . .                 -          61,268      -               -       -
                      Certificates of deposit:
                                          $100,000 and over . . . .         25,237          49,956      -          18,353       -
                                          Under $100,000 . . . . . .        43,906         112,492                 77,285       -
                      Short-term borrowings. . . . . . . . . . . .          53,243             120      -               -       -
                      Long-term borrowings . . . . . . . . . . . .           5,000             150      -          31,525
                      Total interest-bearing
                                          liabilities . . . . . . .        127,386         223,986                280,307
                                                                      -------------    ------------       ----------------

                      Period gap . . . . . . . . . . . . . . . . . .       (17,405)       (179,212)                53,571
                      Cumulative gap . . . . . . . . . . . . . . . .       (17,405)       (196,617)             $(143,046)
                                                                      =============    ============       ================

                      Ratio of cumulative gap to
                                          total earning assets . . .         -2.35%         -26.57%                -19.33%
                                                                      =============    ============       ================


                                                                                          Over
                                                                                         5 Years                      Total
                                                                                  ----------------           -----------------




Earning Assets:
                      Loans, net of unearned income (3) . . .                            $146,409        $ -         $524,499
                      Investment securities . . . . . . . . . . . .                         1,866          -           10,205
                      Securities available for sale. . . . . . . .                        103,139          -          204,538
                      Federal funds sold . . . . . . . . . . . . . .                            -          -                -
                      Other short-term investments . . . . . . . .                              -          -              805

                      Total earning assets . . . . . . . . . . . .                        251,414                     740,047
                                                                                  ----------------           -----------------

Interest-Bearing Liabilities:
                      Interest checking (2) . . . . . . . . . . . .                      $      -        $ -         $ 91,858
                      Regular savings (2) . . . . . . . . . . . . .                             -          -           61,286
                      Money market savings . . . . . . . . . . .                                -          -           61,268
                      Certificates of deposit:                                                                              -
                                          $100,000 and over . . . .                             -          -           93,546
                                          Under $100,000 . . . . . .                          192          -          233,875
                      Short-term borrowings. . . . . . . . . . . .                              -          -           53,363
                      Long-term borrowings . . . . . . . . . . . .                         10,430          -           47,105
                      Total interest-bearing
                                          liabilities . . . . . . .                        10,622                     642,301
                                                                                  ----------------           -----------------

                      Period gap . . . . . . . . . . . . . . . . . .                      240,792
                      Cumulative gap . . . . . . . . . . . . . . . .                     $ 97,746                    $ 97,746
                                                                                  ================           =================

                      Ratio of cumulative gap to
                                          total earning assets . . .                        13.21%
                                                                                  ================

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

         The following table represents the interest rate sensitivity on net interest income for the Company using different rate scenarios as of September 30, 1999:
                                                         % Change in
           Change in Prime Rate                      Net Interest Income
           --------------------                      -------------------
              +200 basis points                             -1.63%
              Flat                                              0
              -200 basis points                             +2.00%

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

      The following chart reflects the change in net market value over different rate environments as of September 30, 1999:
                                                    Change in Net Market Value
       Change in Prime Rate                           (dollars in thousands)
       --------------------                           ----------------------
          +200 basis points                                $ -34,456
          +100 basis points                                  -18,711
          Flat                                                -9,869
          -100 basis points                                    6,304
          -200 basis points                                   27,385

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6 - Exhibits and Reports on Form 8-K

         (a) See attached list of exhibits

         (b) Form 8-K and 8-KA were filed during the most recently completed quarter relative to our change in external Accountant's.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Union Bankshares Corporation
                                    ----------------------------
                                            (Registrant)


         November 12, 1999
                                    ----------------------------
              (Date)                G. William Beale,
                                    President, Chief Executive Officer
                                        and Director


         November 12, 1999
                                    -----------------------------
              (Date)                D. Anthony Peay,
                                    Vice President and Chief Financial Officer

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                                Index to Exhibits
                          Form 10-Q /September 30, 1999



Exhibit
 No.                                Description
----                                ------------

2                 Plan of acquisition, reorganization, arrangement,
                           liquidation or succession                                    Not Applicable

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