Form 10-K
period 1999-12-31
UNION BANKSHARES CORP
filed 2000-03-30
CIK 883948

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     X  Yes   ________No
                                           ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (  )

     The Aggregate Market Value of the Voting Stock Held by Nonaffiliates of the Registrant was $90,612,908 as of February 25, 2000.

     As of February 25, 2000, Union Bankshares Corporation had 7,487,829 shares of Common Stock outstanding.

                      Documents Incorporated By Reference

     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated into Part II of this Form 10-K and portions of the Proxy Statement for the 2000 annual meeting are incorporated into Part III.

                          UNION BANKSHARES CORPORATION
                                   FORM 10-K
                                     INDEX
                                     -----

                                     PART 1
     Page
     ----

Item 1.    Business.................................   1
Item 2.    Properties...............................   9
Item 3.    Legal Proceedings........................  11
Item 4.    Submission of Matters to a Vote of
           Security Holders.........................  11

                                    PART II

Item 5.     Market for Registrant's Common Equity
            and Related Stockholder Matters.........  12
Item 6.     Selected Financial Data.................  12
Item 7.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations...........................  12
Item 7A.    Quantitative and Qualitative Disclosures
                    About Market Risk...............  13
Item 8.     Financial Statements and
                    Supplementary Data..............  17
Item 9.     Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure....................  17

                                    PART III

Item 10.    Directors and Executive Officers........  18
Item 11.    Executive Compensation..................  18
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management...................  19
Item 13.    Certain Relationships and Related
            Transactions............................  19

                                    PART IV

Item 14.  Exhibits, Financial Statements Schedules
          and Reports on Form 8-K...................  20

                                     PART I

Item 1. - Business

GENERAL

     Union Bankshares Corporation (the "Company") is a multi-bank holding company organized under Virginia law which is headquartered in Bowling Green, Virginia. The Company is committed to the delivery of financial services through its four affiliated community banks, Union Bank & Trust Company ("Union Bank"), Northern Neck State Bank ("Northern Neck Bank"), Rappahannock National Bank ("Rappahannock Bank") and the Bank of Williamsburg (collectively, the "Subsidiary Banks") and two non-bank financial services affiliates, Union Investment Services, Inc. ("Union Investment") and Mortgage Capital Investors, Inc. ("MCI").

     The Company was formed in connection with the July 12, 1993 merger of Northern Neck Bankshares Corporation with and into Union Bancorp, Inc. On September 1, 1996, King George State Bank and on July 1, 1998, Rappahannock National Bank became wholly-owned subsidiaries of the Company. On February 22, 1999, the Bank of Williamsburg began business as a newly organized bank focused on the Williamsburg market. In June, 1999 King George State Bank was merged into Union Bank and ceased to be a subsidiary bank.

     Each of the Subsidiary Banks is a full service retail commercial bank offering a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and loans for commercial, industrial, residential mortgage and consumer purposes. The Subsidiary Banks also issue credit cards and can deliver automated teller machine services through the use of reciprocally shared ATMs in the MOST, CIRRUS and PLUS networks.

   Union Bankshares Corporation had assets of $822 million, deposits of $647 million, and shareholders' equity of $69 million at December 31, 1999. The Company serves, through its Subsidiary Banks, the Virginia counties of Caroline, Hanover, King George, King William, Spotsylvania, Stafford, Richmond, Westmoreland, Essex, Lancaster, Northumberland, the City of Williamsburg, James
City County and the City of Fredericksburg.   Through its Subsidiary Banks, the
Company operated twenty nine branches in its primary trade area at year end.

   Union Investment has provided securities brokerage and investment advisory services since February 1993. It is a full service brokerage company which offers a full range of investment services, and sells annuities, mutual funds, bonds and stocks.

     On February 22, 1999, the Company opened the Bank of Williamsburg, a full service bank headquartered in Williamsburg, Virginia. The bank was organized and chartered under the laws of Virginia in February 1999. On March 20, 2000, the Bank moved from its temporary location to its headquarters located at 5125 John Tyler Parkway. The Bank's primary trade area is Williamsburg and surrounding James City County.

     On February 11, 1999, the Company acquired CMK Corporation t/a "Mortgage Capital Investors," a mortgage loan brokerage company headquartered in Springfield, Virginia, by merger of CMK Corporation into Mortgage Capital Investors, Inc., a wholly owned subsidiary of Union Bank. MCI has offices in Virginia, Maryland, North Carolina, South Carolina, New Jersey and Connecticut. It provides a variety of mortgage products to customers in those states, as well as to customers in the service areas of the Subsidiary Banks. The mortgage loans originated by MCI are generally sold in the secondary market through purchase agreements with institutional investors. MCI also offers insurance services to its customers through a joint venture with an insurance agency. During 1999, Union Mortgage Company, LLC, a mortgage loan brokerage company and subsidiary of Union Bank, merged with and into MCI.

   For additional information on the acquisition on MCI, see the discussion below on "Acquisition Program - Purchase of Mortgage Capital Investors, Inc." and Note 1(A) to the Consolidated Financial Statements contained in the Company's 1999 Annual Report to Shareholders.

   The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business, each as described above. See
Note 17 to the Notes to Consolidated Financial Statements and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included in the Company's 1999 Annual Report to Shareholders for certain financial and other information about each of the Company's operating segments.

ACQUISITION PROGRAM

     The Company looks to expand its market area and increase its market share through both internal growth and strategic acquisitions. During 1999, the Company engaged in the following acquisition transactions:

     Opening of the Bank of Williamsburg. On February 22, 1999, the Company opened the Bank of Williamsburg in temporary headquarters in the Williamsburg Crossing Shopping Center at 5251 John Tyler Parkway in Williamsburg. On March 20, 2000, Bank of Williamsburg moved to its new headquarters at 5125 John Tyler Parkway. This full service bank puts the Company in a new market area located in a rapidly growing region of Virginia.

     Purchase of Mortgage Capital Investors. On February 11, 1999, the Company purchased CMK Corporation t/a "Mortgage Capital Investors" to augment its mortgage origination business. MCI originates and sells mortgage loans in the mortgage market and is strategically designed to increase fee income with limited or no asset quality risk.

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

Bank Holding Companies

     As a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"), the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

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

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation (the "FDIC") insurance funds in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") as a result of the default of a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Capital Requirements

     The Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and each of the Subsidiary Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 1999 were 11.11% and 12.21%, respectively, exceeding the minimum requirements.

     In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 3% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The leverage ratio of the Company as of December 31, 1999, was 8.35%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

The Subsidiary Banks

     The Subsidiary Banks are supervised and regularly examined by the Federal Reserve Board, OCC for Rappahannock and the SCC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

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

     As an institution with deposits insured by the BIF, the Bank also is subject to insurance assessments imposed by the FDIC. The FDIC has implemented a risk-based assessment schedule, imposing assessments ranging from zero (a minimum of $2,000) to 0.53% of an institution's average assessment base. The actual assessment to be paid by each BIF member is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In 1999, the Subsidiary Banks paid $75,316 in deposit insurance premiums.

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

The Gramm-Leach-Bliley Act of 1999

     The Gramm-Leach-Bliley Act of 1999 ("GLBA") was signed into law on November 12, 1999. The main purpose of GLBA is to permit greater affiliations within the financial services industry, primarily banking, securities and insurance. While certain portions of GLBA became effective upon enactment and on March 11, 2000, many other provisions do not become effective until May 2001 and most of the regulations implementing the law have not yet been issued. As a result, the overall impact of GLBA on the Company cannot be predicted at this time. The provisions of GLBA that are believed to be of most significance to the Company are discussed below.

     GLBA repeals sections 20 and 32 of the Glass-Steagall Act, which separated commercial banking from investment banking, and substantially amends the BHCA, which limited the ability of bank holding companies to engage in the securities and insurance businesses. To achieve this purpose, GLBA creates a new type of company, the "financial holding company." A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including

     o securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and

     o insurance underwriting, sales and brokerage activities.

A bank holding company may elect to become a financial holding company only if all of its depository institution subsidiaries are well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating.

     GLBA establishes a system of functional regulation under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the Securities and Exchange Commission ("SEC") will regulate their securities activities and state insurance regulators will regulate their insurance activities.

     With regard to Federal securities laws, GLBA removes the blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934, and sets out a number of limited activities, including trust and fiduciary activities, in which a bank may engage without being considered a broker, and a set of activities in which a bank may engage without being considered a dealer. The Investment Advisers Act of 1940 also will be amended to eliminate certain provisions exempting banks from the registration requirements of that statute, and the Investment Company Act of 1940 will be amended to provide the SEC with regulatory authority over various bank mutual fund activities.

     GLBA also provides new protections against the transfer and use by financial institutions of consumers nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The new privacy provisions will generally prohibit a financial institution from providing a customer's personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

     At this time, the Company is unable to predict the impact GLBA may have upon its or its subsidiaries' financial condition or results of operations. The Company is currently reviewing the new law and at this time has not elected to be treated as a financial holding company under GLBA.

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

   The properties on the following page are those owned or leased by the Company and its subsidiaries as of December 31, 1999.

                 Locations
                 ---------

Corporate Headquarters
       212 North Main Street, Bowling Green, Virginia

Banking Offices - Union Bank & Trust Company
       211 North Main Street, Bowling Green, Virginia
       Route 1, Ladysmith, Virginia
       Route 301, Port Royal, Virginia
       4540 Lafayette Boulevard, Fredericksburg, Virginia
       Route 1 & Ashcake Road, Ashland, Virginia
       4210 Plank Road, Fredericksburg, Virginia
       10415 Courthouse Road, Fredericksburg, Virginia
       10469 Atlee Station Road, Ashland, Virginia
       700 Kenmore Avenue, Fredericksburg, Virginia
       Route 360, Manquin, Virginia
       9534 Chamberlayne Road, Mechanicsville, Virginia
       Cambridge & Layhill Road, Falmouth, Virginia
       Massaponax Church Road & Route 1, Spotsylvania, Virginia
       Brock Road and Route 3, Fredericksburg, Virginia
       2811 Fall Hill Avenue, Fredericksburg, Virginia
       610 Mechanicsville Turnpike, Mechanicsville, Virginia
       10045 Kings Highway, King George, Virginia
       840 McKinney Blvd., Colonial Beach, Virginia

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

Banking Office - Rappahannock National Bank
       257 Gay Street, Washington, Virginia

Banking Office - Bank of Williamsburg
       5125 John Tyler Parkway, Williamsburg, Virginia

Union Investment Services, Inc.
       111 Davis Court, Bowling Green, Virginia
       10469 Atlee Station Road, Ashland, Virginia
       2811 Fall Hill Avenue, Fredericksburg, Virginia

Mortgage Capital Investors, Inc.
       1421 Prince Street #230, Alexandria , Virginia
       3012 Mitchellville Road, Bowie, Maryland
       5835 Allentown Way, Camp Spring, Maryland
       5440 Jeff Davis Highway, #103, Fredericksburg, Virginia
       3 Hillcrest Drive #A100, Fredrick, Maryland
       7501 Greenway Center, Greenbelt, Maryland
       1898 Andell Bluff Boulevard, John's Island, South Carolina 5000 Dearborn Circle, #200, Mount Laurel, New Jersey
       7901 N. Ocean Boulevard, Myrtle Beach, South Carolina
       6330 Newtown Road, #211, Norfolk, Virginia
       15800 Crabbs Branch Way #200, Rockville, Maryland
       2600 Post Road, Southport, Connecticut
       6571 Edsall Road, Springfield, Virginia

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

Item 4. - Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters

       This information is incorporated herein by reference from the inside back cover of the Annual Report to Shareholders for the year ended December 31, 1999.

Item 6. - Selected Financial Data

       This information is incorporated herein by reference from the section captioned "Selected Financial Data" on page 2 in the Annual Report to Shareholders for the year ended December 31, 1999.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

       With the exception of the information below, the information required under this item is incorporated herein by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 20 in the Annual Report to Shareholders for the year ended December 31, 1999.

LOAN PORTFOLIO
       The following table gives detail of the maturities as of December 31, 1999.


       Remaining Maturities of Selected Loans

                                             December 31, 1999
                                       ------------------------------

                                          Commercial     Real Estate
                                                        Construction
                                       ------------------------------
Within 1 year                                  $38,850        $26,888

Variable Rate:
       1 to 5 years
       After 5 years
                                               -------        -------
       Total                                         -              -

Fixed Rate:
       1 to 5 years                             22,697          4,987

       After 5 years                             6,102          1,343

                                               -------        -------
       Total                                    28,799          6,330
                                               -------        -------
       Total                                   $67,649        $33,218
       maturities

ASSET QUALITY - ALLOWANCE/PROVISION FOR LOAN LOSS

       Union Bankshares maintains a general allowance for loan loss and does not allocate its allowance for loan losses to individual categories for management purposes. The table below shows an allocation among loan categories based upon analysis of the loan portfolio's composition, historical loan loss experience, and other factors and the ratio of the related outstanding loan balances to total loans.

                    Allocation of Allowance for Loan Losses

                       1999                     1998                   1997                  1996                  1995
                  -----------------------------------------------------------------------------------------------------------------
                    Allowance       Percent   Allowance    Percent   Allowance   Percent  Allowance   Percent   Allowance   Percent
                                   of Loans               of Loans              of Loans             of Loans              of Loans
                                    in Each                in Each               in Each              in Each               in Each
                                   Category               Category              Category             Category              Category
                                   to Total               to Total              to Total             to Total              to Total
                                     Loans                  Loans                 Loans                Loans                 Loans
                  -----------------------------------------------------------------------------------------------------------------
December 31:         (Dollars
                        in
                    thousands)

    Commercial,
    financial and
    agriculture         $3,215         13.0%     $3,382       13.4%     $2,433      11.8%    $2,338      11.4%     $2,167      12.0%
    Real Estate
    Construction         1,511          6.1%      2,007        7.9%      1,299       7.1%     1,249       3.9%      1,157       5.3%
    Real estate
    mortgage               264         59.7%        189       60.3%        166      61.1%       160      62.2%        148      60.2%
    Consumer &
    other                1,627         21.2%        829       18.4%        900      20.0%       865      22.5%        802      22.5%
                         -----        ------      -----      ------      -----     -----      -----     -----       -----     -----
                        $6,617        100.0%     $6,407      100.0%     $4,798     100.0%    $4,612     100.0%     $4,274     100.0%


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

Static Gap Analysis

   Gap analysis measures the amount of repricing risk in the balance sheet. It does this by taking the difference between the amount of rate sensitive assets and rate sensitive liabilities which reprice within a specified time period. This is the least reliable measurement of interest rate risk because it only measures rate sensitive assets minus rate sensitive liabilities at one point in time. It does not reflect the different degrees of rate sensitivity each asset and liability account has. An example of this: If prime rate changes by 100 bps, the interest rate change on a money market account might be 25 bps and that of a certificate of deposit might be 75 bps. The best information obtained from a gap report is the amount of assets or liabilities which can be repriced at any one point in the future, not the degree of rate sensitivity.

       The following table shows the Company's gap report over the next five years. To reflect anticipated prepayments, mortgage backed securities are included in the table based on estimated rather than contractual maturity dates.


                                            INTEREST SENSITIVITY ANALYSIS
                                               (dollars in thousands)

                                                                 December 31, 1999 (1)
                                        Within             90-365            1-5            Over 5
                                        90 Days             Days            Years           Years            Total
                                           ----             ----            -----           -------          ------

Earning Assets:
---------------------------------
Loans, net of unearned income (2)      $  98,937          $ 33,904         $ 246,399        $162,640         $541,880
Investment securities                        615             3,844             3,452           1,667            9,578
Securities available for sale                911             8,340            69,885         122,585          201,721
Other short-term investments               1,115                 -                 -               -            1,115

Total Earning Assets                     101,578            46,088           319,736         286,892          754,294
                                  ====================================================================================

Interest-Bearing
----------------
Liabilities:
------------
Interest checking (3)                          -                 -            95,882               -           95,882
Regular savings (3)                            -                 -            58,209               -           58,209
Money market savings                           -            63,249                 -               -           63,249
Certificates of deposit:
     $100,000 and over                    29,335            61,680            16,639               -          107,654
     Under $100,000                       48,924           122,876            70,795             229          242,824
Short-term borrowings                     39,159                 -                 -               -           39,159
Long-term borrowings                       5,320                75            34,025          15,000           54,420
                                 ------------------------------------------------------------------------------------

Total Interest-Bearing
 Liabilities                             122,738           247,880           275,550          15,229          661,397
                                 ------------------------------------------------------------------------------------

Period Gap                               (21,160)         (201,792)           44,186         271,663
Cumulative Gap                          $(21,160)        $(222,952)        $(178,766)       $ 92,897         $ 92,897
                                 ====================================================================================

Ratio of cumulative gap to total
 earning assets                            (2.81)%          (29.56)%          (23.70)%          12.32%
                                 ====================================================================================

(1) The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.

(2)  Excludes non-accrual loans

(3) The Company has determined that interest-bearing checking deposits and regular savings deposits are not sensitive to changes in related market rates and therefore, it has placed them in the "1-5 Years" column.


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

       Assumptions used in the model rates are derived from historical trends and management's outlook and include loan and deposit growth rates and projected yields and rates. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are reflected in the different rate scenarios.

       The following table represents the interest rate sensitivity on net interest income for the Company using different rate scenarios:

          % Change in
      Change in Prime Rate      Net Interest Income
      --------------------      -------------------
       +200 basis points              -9.02%
       Flat                               0
       -200 basis points             +11.33%

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

   The following chart reflects the change in net market value over different rate environments:

                                                    Change in Net Market Value
      Change in Prime Rate                           (dollars in thousands)
      --------------------                           ----------------------
       +200 basis points                                     $-47,781
       +100 basis points                                      -31,932
       Flat                                                   -16,911
       -100 basis points                                          550
       -200 basis points                                       15,970

Item 8. - Financial Statements and Supplementary Data

       This information is incorporated herein by reference from the Consolidated Financial Statements on pages 21 through 40 and the Quarterly Earnings Summary on page 7 of the Annual Report to Shareholders for the year ended December 31, 1999.


Item 9. - Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

   See Part IV, Item 14(b) of this report for information about the Company's change in its independent public accountants, which was previously reported.

     On October 20, 1999, the Company engaged Cherry, Bekaert & Holland, LLP as independent accountants to audit MCI's year ended December 31, 1999.

                                    PART III

Item 10. - Directors and Executive Officers of the Registrant

       This information, as applicable to directors, is incorporated herein by reference from pages 2 and 3 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2000 ("Proxy Statement") from the section titled "Election of Directors." Executive officers of the Company are listed below:

                                     Title and Principal Occupation
                                     -------------------------------
Name (Age)                                During Past Five Years
----------                                ----------------------
G. William Beale (50)         President and Chief Executive Officer of the
                              Company since its inception;
                              President of Union Bank since 1991.

D. Anthony Peay (40)          Vice President and Chief Financial Officer of the
                              Company since December 1994.

John C. Neal (50)             Executive Vice President - Union Bank since 1991
                              and Chief Operating Officer - Union Bank since
                              August 1998.

Myles W. H. Gaythwaite (55)   Vice President - Sales and Marketing since
                              September 1997. During 1995 to September 1997, self-employed executive consultant. During 1994 and 1995, Executive Vice President, Centura
                              Securities, Inc., and Senior Vice President,
                              Centura Insurance Services, Inc., wholly owned subsidiaries of Centura Bank, Inc., Rocky Mount,
                              North Carolina.

David S. Wilson (58)          Senior Vice President - Operations and  Technology
                              since January 1999.  Vice President - Information
                              Technology Bank of Hudson, Poughkeepsie, N.Y., from January 1987 to January 1999.


Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated herein by reference from page 12 of the Proxy Statement from the section titled "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. - Executive Compensation

       This information is incorporated herein by reference from pages 4 through 11 of the Proxy Statement from the sections titled "Election of Directors-- Directors' Fees" and "Executive Compensation."

Item 12. - Security Ownership of Certain Beneficial Owners and
           Management

       This information is incorporated herein by reference from page 4 of the Proxy Statement from section titled "Ownership of Company Common Stock."

Item 13. - Certain Relationships and Related Transactions

       This information is incorporated herein by reference from pages 11-12 of the Proxy Statement from the section titled "Interest of Directors and Officers in Certain Transactions."

                                    PART IV

Item 14. - Exhibits, Financial Statement Schedules and Reports on       Form 8-K

       The following documents are filed as part of this report:

(a)  (1) Financial Statements
     The following documents are included in the 1999 Annual Report to Shareholders and are incorporated by reference in this report:

       Consolidated Balance Sheets
       Consolidated Statements of Income
       Consolidated Statements of Changes in Stockholders' Equity
       Consolidated Statements of Cash Flows
       Notes to Consolidated Financial Statements
       Independent Auditors' Report

       Note: The independent auditors' report for the year ended December 31, 1998 is included in this report as Exhibit 99.0

(a)  (2) Financial Statement Schedules
     All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits
Exhibit No.          Description
-----------  ---------------------------
    3.1 Articles of Incorporation (incorporated by reference to Form S-4 Registration Statement - 33-60458)

    3.2 By-Laws (incorporated by reference to Form S-4 Registration Statement - 33-60458)

   10.1 Change in Control Employment Agreement of G. William Beale (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.2      Employment Agreement of G. William Beale

   11.0 Statement re Computation of Per Share Earnings (incorporated by reference to note 12 of the notes to consolidated financial statements included in the 1999 Annual Report to Shareholders)

   13.0      1999 Annual Report to Shareholders

   21.0      Subsidiaries of the Registrant

   23.1      Consent of Yount, Hyde & Barbour, P.C.

   23.2      Consent of KPMG LLP

   27.0      Financial Data Schedule

   99.0 Report of KPMG LLP, as the Registrant's independent public accountant for the year ended December 31, 1998.

               (b) Reports on Form 8-K

     On October 4, 1999, the Company filed a Current Report on Form 8-K dated September 27, 1999, disclosing in Item 4 of the report a change in the Company's independent public accountants. The Company filed an amendment to the Form 8-K on October 14, 1999. No financial statements were included in either of the filings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union Bankshares Corporation

By:    / s/ G. William Beale          Date:  March 30, 2000
   ------------------------------     President and Chief Executive Officer
G. William Beale

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 2000.

               Signature            Title
               ---------            -----
   / s/ G. William Beale            President, Chief Executive Officer and
 -----------------------------      Director
G. William Beale

   / s/ D. Anthony Peay             Vice President and Chief Financial
 ----------------------------       Officer
D. Anthony Peay

    /s/ Ronald L. Hicks             Chairman of the Board of Directors
 -----------------------------
Ronald L. Hicks

 / s/ Charles H. Ryland             Vice Chairman of the Board of Directors
 --------------------------
Charles H. Ryland

 / s/ W. Tayloe Murphy, Jr.         Director
---------------------------
W. Tayloe Murphy, Jr.

   /s/ Walton Mahon                 Director
 -----------------------------
Walton Mahon

 /s/ M. Raymond Piland, III         Director
 --------------------------
M. Raymond Piland, III

 /s/ A.D. Whittaker                 Director
 --------------------------
A.D. Whittaker