Form 10-Q
period 2000-03-31
UNION BANKSHARES CORP
filed 2000-05-15
CIK 883948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

                                         YES        X          NO
                                            ---------------      ---------------

         As of April 10, 2000, Union Bankshares Corporation had 7,499,242 shares of Common Stock outstanding.

                         UNION BANKSHARES CORPORATION
                                   FORM 10-Q
                                March 31, 2000

                                     INDEX
                                     -----

PART 1 - FINANCIAL INFORMATION                                                                                          Page
                                                                                                                        ----

Item 1 - Financial Statements

      Consolidated Balance Sheets as of March 31, 2000 and 1999 (Unaudited)
           and December 31, 1999 (Audited) ...........................................................................    1

      Consolidated Statements of Income
           for the three months ended March 31, 2000 and 1999 (Unaudited) ............................................    2

      Consolidated Statements of Changes in Shareholders' Equity
           For the three months ended March 31, 2000 and 1999 (Unaudited) ............................................    3

      Consolidated Statements of Cash Flows for the
           three months ended March 31, 2000 and 1999 (Unaudited) ....................................................    4

      Notes to Consolidated Financial Statements (Unaudited) .........................................................  5-8

Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of  Operations ........................................................ 9-16

Item 3 - Quantitative and Qualitative Disclosures about Market Risk ..................................................   17


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K ............................................................................   18

Signatures ...........................................................................................................   19

Index to Exhibits ....................................................................................................   20

 PART 1 - FINANCIAL INFORMATION
 Item 1.  Financial Statements

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                    March 31,        December 31,     March 31,
 ASSETS                                                                               2000             1999             1999
--------                                                                              ----             ----             ----
                                                                                   (Unaudited)                       (Unaudited)
 Cash and cash equivalents:
      Cash and due from banks                                                    $       19,967    $      18,804    $      23,738
      Interest-bearing deposits in other banks                                              565              867            2,315
      Federal funds sold                                                                     76              248            9,916
                                                                                 ---------------   --------------   --------------

              Total cash and cash equivalents                                            20,608           19,919           35,969
                                                                                 ---------------   --------------   --------------

 Securities available for sale, at fair value                                           213,660          201,721          193,859
 Investment securities
      fair value of $8,701, $9,518 and $13,106, respectively                              8,761            9,578           12,873
                                                                                 ---------------   --------------   --------------
              Total securities                                                          222,421          211,299          206,732
                                                                                 ---------------   --------------   --------------

 Loans held for sale                                                                      6,572            6,680           15,209

 Loans, net of unearned income                                                          570,484          543,367          479,971
      Less allowance for loan  losses                                                     7,044            6,617            6,708
                                                                                 ---------------   --------------   --------------

              Net loans                                                                 563,440          536,750          473,263
                                                                                 ---------------   --------------   --------------

 Bank premises and equipment, net                                                        21,208           21,458           22,520
 Other real estate owned                                                                  1,889            2,016              912
 Other assets                                                                            24,042           23,705           25,413
                                                                                 ---------------   --------------   --------------

              Total assets                                                       $      860,180    $     821,827    $     780,018
                                                                                 ===============   ==============   ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------

 Noninterest-bearing demand deposits                                             $       88,318    $      79,048    $      80,410
 Interest-bearing deposits:
      Savings accounts                                                                   58,767           58,209           59,029
      NOW accounts                                                                      100,875           95,882           85,914
      Money market accounts                                                              62,323           63,249           63,439
      Time deposits of $100,000 and over                                                106,893          107,654           95,687
      Other time deposits                                                               248,912          242,824          234,120
                                                                                 ---------------   --------------   --------------

              Total interest-bearing deposits                                           577,770          567,818          538,189
                                                                                 ---------------   --------------   --------------

              Total deposits                                                            666,088          646,866          618,599
                                                                                 ---------------   --------------   --------------

 Short-term borrowings                                                                   36,860           39,159           17,269
 Long-term borrowings                                                                    80,778           54,420           47,220
 Other liabilities                                                                        5,999           12,588           22,189
                                                                                 ---------------   --------------   --------------

              Total liabilities                                                         789,725          753,033          705,277
                                                                                 ---------------   --------------   --------------
 Stockholders' equity:
      Common stock, $2 par value.  Authorized 24,000,000 shares;
        issued and outstanding, 7,494,202, 7,487,829 and 7,530,356 shares,
        respectively                                                                     14,988           14,976           15,061
      Surplus                                                                               248              163              599
      Retained earnings                                                                  60,025           58,603           57,537
      Accumulated other comprehensive income (losses)                                    (4,806)          (4,948)           1,544
                                                                                 ---------------   --------------   --------------

              Total stockholders' equity                                                 70,455           68,794           74,741
                                                                                 ---------------   --------------   --------------

              Total liabilities and stockholders' equity                         $      860,180    $     821,827    $     780,018
                                                                                 ===============   ==============   ==============

 See accompanying notes to consolidated financial statements.

                           UNION BANKSHARES CORPORATION AND SUBSIDIARIES Consolidated Statements of Income (Unaudited) (dollars in thousands, except per share data)

                                                                           Three Months Ended
                                                                                March 31
                                                                     -------------------------------
                                                                         2000             1999
                                                                         ----             ----
 Interest income:
     Interest and fees on loans                                    $       11,898        $ 10,318
     Interest on securities:
        Non taxable                                                         1,245             1,062
        Taxable                                                             2,188             1,548
     Interest on Federal funds sold                                            19                59
     Interest on interest-bearing deposits in  other banks                     16                28
                                                                     -------------    --------------
            Total interest income                                          15,366            13,015
                                                                     -------------    --------------

 Interest expense:
     Interest on deposits                                                   6,029             5,678
     Interest on short term borrowings                                        517               152
     Interest on long term borrowings                                       1,058               453
                                                                     -------------    --------------

            Total interest expense                                          7,604             6,283
                                                                     -------------    --------------
            Net interest income                                             7,762             6,732

 Provision for loan losses                                                    564               762
                                                                     -------------    --------------
            Net interest income after provision
                for loan losses                                             7,198             5,970
                                                                     -------------    --------------
 Noninterest income:
     Service charges on deposit accounts                                      806               692
     Other service charges and fees                                           484               393
     Gains on securities transactions, net                                     22                19
     Gains on sales of loans                                                1,045             2,476
     Gains (losses) on sales of other real estate owned
        and bank premises, net                                                  5                (2)
     Other operating income                                                    99                85
                                                                     -------------    --------------

            Total noninterest income                                        2,461             3,663
                                                                     -------------    --------------

 Noninterest expenses:
     Salaries and benefits                                                  4,643             4,508
     Occupancy expenses                                                       607               396
     Furniture and equipment expenses                                         731               464
     Other operating expenses                                               2,126             1,992
                                                                     -------------    --------------

            Total noninterest expenses                                      8,107             7,360
                                                                     -------------    --------------

 Income before income taxes                                                 1,552             2,273
 Income tax expense                                                           131               458
                                                                     -------------    --------------

            Net income                                             $        1,421  $          1,815
                                                                     =============    ==============

 Basic net income per share                                        $         0.19  $           0.24
                                                                     =============    ==============
 Diluted net income per share                                      $         0.19  $           0.24
                                                                     =============    ==============

 See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(dollars in thousands)



                                                                                   Shares        Common
                                                                                Outstanding       Stock        Surplus
                                                                                -----------       -----        -------
Balance - December 31, 1998                                                       7,507,394   $  15,015         $ 311

Comprehensive income:
Net income - 1999
Other comprehensive income net of tax:
     Unrealized holding losses arising during the period (net of tax,  $297 )
     Less reclassification adjustment (net of tax, $6)


     Other comprehensive income  (net of tax, $291 )


         Total comprehensive income

Stock repurchased under Stock Repurchase Plan (38,928 shares)                      (38,928)          (77)         (593)
Issuance of common stock under Incentive Stock Option Plan (400 shares)                400             1             4
Issuance of common stock in exchange for net assets in acquisition
  (61,490 shares)                                                                   61,490           122           877
                                                                                              ----------------------------
Balance - March 31, 1999                                                         7,530,356    $   15,061         $ 599
                                                                                              ============================

Balance - December 31, 1999                                                      7,487,829 $      14,976         $ 163
Comprehensive income:
Net income - 2000
Other comprehensive income net of tax:
     Unrealized holding gains arising during the period (net of tax,  $84 )
     Less reclassification adjustment (net of tax, $7)


     Other comprehensive income  (net of tax, $ 73 )


         Total comprehensive income

Stock repurchased under Stock Repurchase Plan (11,300 shares)                      (11,300)          (23)         (116)
Issuance of common stock in exchange for net assets in acquisition (17,673 shares)  17,673            35           201

                                                                                              ----------------------------
Balance - March 31, 2000                                                         7,494,202    $   14,988         $ 248
                                                                                              ============================


                                                                                                Accumulated
                                                                                                   Other
                                                                                  Retained    Comprehensive   Comprehensive
                                                                                  Earnings     Income (Loss)   Income (Loss)
                                                                                  --------     -------------   -------------

Balance - December 31, 1998                                                          $ 55,690         $ 2,343

Comprehensive income:
Net income - 1999                                                                       1,815                          $ 1,815
Other comprehensive income net of tax:
     Unrealized holding losses arising during the period (net of tax,  $297 )                                             (786)
     Less reclassification adjustment (net of tax, $6)                                                                     (13)
                                                                                                               ----------------
     Other comprehensive income  (net of tax, $291 )                                                     (799)            (799)
                                                                                                               ----------------
         Total comprehensive income                                                                            $         1,016
                                                                                                               ================
Stock repurchased under Stock Repurchase Plan (38,928 shares)                               -
Issuance of common stock under Incentive Stock Option Plan (400 shares)                     -
Issuance of common stock in exchange for net assets in acquisition (61,490 shares)         32

                                                                                  ----------------------------
Balance - March 31, 1999                                                             $ 57,537         $ 1,544
                                                                                  ============================

Balance - December 31, 1999                                                          $ 58,603        $ (4,948)
Comprehensive income:
Net income - 2000                                                                       1,421                          $ 1,421
Other comprehensive income net of tax:
     Unrealized holding gains arising during the period (net of tax,  $84 )                                                157
     Less reclassification adjustment (net of tax, $7)                                                                     (15)
                                                                                                               ----------------
     Other comprehensive income  (net of tax, $ 73 )                                                      142              142
                                                                                                               ----------------
         Total comprehensive income                                                                            $         1,563
                                                                                                               ================
Stock repurchased under Stock Repurchase Plan (11,300 shares)                               1
Issuance of common stock in exchange for net assets in acquisition (17,673 shares)

                                                                                  ----------------------------
Balance - March 31, 2000                                                             $ 60,025        $ (4,806)
                                                                                  ============================

                                                                                      Total
                                                                                      -----
Balance - December 31, 1998                                                            $ 73,359

Comprehensive income:
Net income - 1999                                                                         1,815
Other comprehensive income net of tax:
     Unrealized holding losses arising during the period (net of tax,  $297 )
     Less reclassification adjustment (net of tax, $6)


     Other comprehensive income  (net of tax, $291 )                                       (799)


         Total comprehensive income

Stock repurchased under Stock Repurchase Plan (38,928 shares)                              (670)
Issuance of common stock under Incentive Stock Option Plan (400 shares)                       5
Issuance of common stock in exchange for net assets in acquisition (61,490 shares)        1,031

                                                                                  --------------
Balance - March 31, 1999                                                               $ 74,741
                                                                                  ==============

Balance - December 31, 1999                                                            $ 68,794
Comprehensive income:
Net income - 2000                                                                         1,421
Other comprehensive income net of tax:
     Unrealized holding gains arising during the period (net of tax,  $84 )
     Less reclassification adjustment (net of tax, $7)


     Other comprehensive income  (net of tax, $ 73 )                                        142


         Total comprehensive income                                                           -

Stock repurchased under Stock Repurchase Plan (11,300 shares)                              (138)
Issuance of common stock in exchange for net assets in acquisition (17,673 shares)          236

                                                                                   -------------
Balance - March 31, 2000                                                           $     70,455
                                                                                   =============

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Three Months Ended March 31, 2000 and 1999
                             (dollars in thousands)

                                                                           2000            1999
                                                                           ----            ----
Operating activities:
     Net income                                                      $        1,421  $        1,815
     Adjustments to reconcile net income to net cash and
        cash equivalents used in operating activities:
           Depreciation of bank premises and equipment                          462             401
           Amortization                                                         172             365
           Provision for loan losses                                            564             762
           (Gains) on sales of securities available for sale                    (22)            (19)
           (Gains) losses on sale of other real estate owned
              and fixed assets, net                                              (5)              2
           (Increase) decrease in loans held for sale                           108         (18,852)
           (Increase) decrease  in other assets                                (258)         (1,089)
           Increase (decrease) in other liabilities                          (6,660)         17,272
                                                                        ------------    ------------

                  Net cash and cash equivalents used in
                       operating activities                                  (4,218)            657
                                                                        ------------    ------------

Investing activities:
     Net increase in securities                                             (10,910)        (30,411)
     Net increase in loans                                                  (27,315)           (610)
     Acquisition of bank premises and equipment                                (379)         (1,864)
     Proceeds from sales of bank premises and equipment                         181               -
     Proceeds from sales of other real estate owned                             187             190
                                                                        ------------    ------------

                  Net cash and cash equivalents used in
                      investing activities                                  (38,236)        (32,695)
                                                                        ------------    ------------

Financing activities:
     Net increase (decrease) in noninterest-bearing deposits                  9,270            (919)
     Net increase in interest-bearing deposits                                9,952          11,889
     Net (decrease) in short-term borrowings                                 (2,299)         (2,207)
     Proceeds from long-term borrowings                                      26,500          18,925
     Repurchase of common stock                                                (138)           (671)
     Repayment of long-term borrowings                                         (142)            (30)
                                                                        ------------    ------------

                  Net cash and cash equivalents provided by
                      financing activities                                   43,143          26,987
                                                                        ------------    ------------

Increase (decrease) in cash and cash equivalents                                689          (5,051)
Cash and cash equivalents at beginning of period                             19,919          41,020
                                                                        ------------    ------------

Cash and cash equivalents at end of period                           $       20,608  $       35,969
                                                                        ============    ============

Supplemental Disclosure of Cash Flow Information
     Cash payments for:
        Interest                                                              7,406           6,131
        Income taxes                                                              -             802

See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2000


1.    ACCOUNTING POLICIES
      -------------------

      The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

      The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders. Certain previously reported amounts have been reclassified to conform to current period presentation.


2.    ALLOWANCE FOR LOAN LOSSES
      -------------------------

      The following summarizes activity in the allowance for loan losses for the three months ended March 31, (in thousands):

                                                         2000             1999
                                                         ----             ----

Balance, January 1                                      $ 6,617         $ 6,407
Provisions charged to operations                            564             762
Recoveries credited to allowance                             74              87
Loans charged off                                          (211)           (548)
                                                        -------         -------
Balance, March 31                                       $ 7,044         $ 6,708
                                                        =======         =======

3.    Earnings Per Share
      ------------------

      Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Weighted average shares used for the computation of basic EPS were 7,494,470 and 7,528,729 for the three months ended March 31, 2000 and 1999. Diluted EPS is computed using the weighted number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. Weighted average shares used for the computation of diluted EPS were 7,499,214 and 7,645,214 for the three months ended March 31, 2000 and 1999.



4.    SEGMENT REPORTING DISCLOSURES
      -----------------------------

      Union Bankshares Corporation has two reportable segments: its traditional full service community banks and its mortgage loan origination business. The community bank business includes four banks, which provide loan, deposit, investment, and trust services to retail and commercial customers throughout their locations in Virginia. Through its mortgage subsidiary, the Company provides a variety of mortgage loan products in a multi-state market. These loans are originated and sold principally in the secondary market through purchase commitments from investors, which subject the company to only de minimis market risk.

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

      Information about reportable segments and reconciliation of such information to the consolidated financial statements as of March 31, 2000 and March 31, 1999 follows:

Three Months ended March 31, 2000
                 (dollars in thousands)                    Banks        Mortgage        Other      Elimination  Consolidated Totals

Net interest income                                          $ 7,791           $ 63         $ (92)          $ -          $ 7,762
Provision for loan losses                                        564                                                         564
Net interest income after provision for loan losses            7,227             63           (92)                         7,198
Noninterest income                                             1,152          1,045         1,788        (1,524)           2,461
Noninterest expense                                            5,632          2,072         1,927        (1,524)           8,107
Income before taxes                                            2,747           (964)         (231)            -            1,552
Income taxes (benefits)                                          527           (328)          (68)            -              131
                                                       --------------------------------------------------------------------------

Net income (loss)                                            $ 2,220         $ (636)       $ (163)          $ -          $ 1,421
                                                       ==========================================================================

Assets                                                      $853,823        $ 7,373      $ 74,951     $ (75,967)       $ 860,180
                                                       ==========================================================================

The following summary reconciles segment profit (loss) to income after taxes (dollars in thousands):

Net Income
      Segment profit                                           $ 1,584
Other subsidiary                                                    37
Parent                                                            (200)
Intersegment profit elimination                                      -
                                                         --------------
      Net Income                                               $ 1,421
                                                         ==============


Three Months ended March 31, 1999
                 (dollars in thousands)                    Banks        Mortgage        Other      Elimination  Consolidated Totals

Net interest income                                          $ 6,761            $ -         $ (29)          $ -          $ 6,732
Provision for loan losses                                        762                                                         762
Net interest income after provision for loan losses            5,999              -           (29)                         5,970
Noninterest income                                             1,007          2,352           304             -            3,663
Noninterest expense                                            4,908          1,771           681             -            7,360
Income before taxes                                            2,098            581          (406)            -            2,273
Income taxes (benefits)                                          413            177          (132)            -              458
                                                       --------------------------------------------------------------------------

Net income (loss)                                            $ 1,685          $ 404        $ (274)          $ -          $ 1,815
                                                       ==========================================================================

Assets                                                      $770,549       $ 23,452      $ 84,254     $ (98,237)       $ 780,018
                                                       ==========================================================================

The following summary reconciles segment profit (loss) to income after taxes (dollars in thousands):

Net Income
      Segment profit                                           $ 2,089
Other subsidiary                                                    (4)
Parent                                                            (270)
Intersegment profit elimination                                      -
                                                         --------------
      Net Income                                               $ 1,815
                                                         ==============

5.    RECENT ACCOUNTING STATEMENTS
      ----------------------------

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


6.    FORWARD-LOOKING STATEMENTS
      --------------------------

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Union Bankshares Corporation (the "Company") is a multi-bank holding company organized under Virginia law which provides financial services through its wholly-owned subsidiaries, Union Bank & Trust Company, Northern Neck State Bank, Rappahannock National Bank, the Bank of Williamsburg, Union Investment Services, Inc., and Mortgage Capital Investors, Inc. The four subsidiary banks, Union Bank & Trust Company, Northern Neck State Bank, Rappahannock National Bank and the Bank of Williamsburg are full service retail commercial banks offering a wide range of banking and related financial services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage and consumer loans. Union Investment Services Inc., is a full service discount brokerage company, which offers a full range of investment services and sells mutual funds, bonds and stocks. Mortgage Capital Investors, Inc. provides a wide array of mortgage products through its 13 offices in Virginia, Maryland, New Jersey, Connecticut, and South Carolina.

      The Company's primary trade area stretches from Rappahannock County to Fredericksburg, south to Hanover County, east to Williamsburg and throughout the Northern Neck area of Virginia. The Corporate Headquarters is located in Bowling Green, Virginia. Through its banking subsidiaries, the Company operates 29 branches in its primary trade area. In addition to the primary banking trade area, Mortgage Capital Investors, Inc. expands the Company's mortgage origination business to four additional states.

      In February 1999 the Company opened the Bank of Williamsburg in temporary headquarters in the Williamsburg Crossing Shopping Center. In March 2000 the Bank of Williamsburg moved into its permanent location at 5125 John Tyler Parkway, which should enhance its continued growth in this community. Deposits have increased significantly since the move, and we expect this bank to achieve monthly profitability during the fourth quarter of 2000. In addition, the company's mortgage subsidiary, Mortgage Capital Investors Inc., has opened a Williamsburg office in the space formerly occupied by the Bank.

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

Results of Operations
---------------------

      Net income for the first quarter of 2000 was $1.4 million, down from $1.8 million for the same period in 1999. The decrease in net income for the period was caused primarily by a decrease in gains on the sale of loans of $1.4 million, which more than offsets a $1.0 million increase in net interest income. The net interest income increase reflects the growth of the core banking business, while the decline in the gain on sale of loans is reflective of the effect of higher mortgage rates on mortgage loan production volumes. Also included in net income was a decrease in the provision for loan losses of $198,000 from the first quarter of 1999. Diluted earnings per share amounted to $.19 in the first quarter of 2000, as compared to $.24 in the first quarter of 1999. The

Company's annualized return on average assets for the first quarter of 2000 was
 .68% as compared to .94% a year ago. The Company's annualized return on average equity totaled 8.41% and 9.88% for the three months ended March 31, 2000 and 1999, respectively.

      Net income from the Company's community banking segment increased from approximately $1.7 million in the first quarter of 1999 to over $2.2 million in the first quarter of 2000. Continued growth in existing markets, as well as the performance of acquired and denovo banks and branches and previously implemented initiatives to consolidate backoffice functions are reflected in improved operating efficiencies and contributed to the improvement in the profitability of the community banking segment.

      Rising interest rates, coupled with continued strong loan demand and competition for deposits, have continued to compress the net interest margin. Deposit competition has heightened as banks, seeking to fund this loan growth, have offered higher rates on deposits, often repricing their liabilities more rapidly than their assets. In addition to increasing certain deposit rates to attract deposits, the Company has also utilized Federal Home Loan Bank Advances and other borrowings to fund this growth. Such funding is typically more expensive than lower cost customer deposits and compresses the net interest margin, but increases net interest income by enabling the Company to grow earning assets.

      The mortgage banking segment continued to suffer from the effects of higher mortgage rates, the inversion in the yield curve and, in some markets, depressed inventories of homes. Due to the decline in volumes, the mortgage company has reduced its noncommission personnel, closed several marginal loan production offices, and opened two loan production offices in higher volume locations in Connecticut and New Jersey. The first quarter is typically the slowest in the mortgage segment and the Company anticipates the mortgage segment will return to monthly profitability during the second quarter.


Net Interest Income

         Net interest income on a tax-equivalent basis for the first quarter of 2000 increased by 13.5% to $8.4 million from $7.4 million for the same period a year ago. By managing its interest rate spread and increasing the volume of earning assets over interest-bearing liabilities, the Company has been able to maintain a strong net interest margin. The current interest rate environment and competition for deposits continue to put pressure on net interest margins. In addition, the subsidiary banks have periodically engaged in wholesale leverage transactions, borrowing funds to invest in securities at lower margins of 150 - 200 basis points. Although such transactions increase net income and return on equity, they do reduce the net interest margin. As of March 31, 2000 such transactions accounted for $25 million of the Company's total borrowings. Also, the Bank of Williamsburg, with most of its capital invested in the investment portfolio much of 1999, contributed to the narrowed interest margin. However, with more of its funds going into loans this year, it should begin contributing to the margin. Average earning assets during the first quarter of 2000 increased by $103.0 million to $777.0 million from the first quarter of 1999, while average interest-bearing deposits grew by $40.0 million to $571.0 million over this same period. The Company's yield on average earning assets was 8.29%, up 5 basis point from 8.24% a year ago, while its cost of average interest-bearing liabilities increased 4 basis points from 4.42% in first quarter 1999 to 4.46% in first quarter 2000.

                          Union Bankshares Corporation
             Average Balances, Income and Expenses, Yields and Rates
                           (Taxable Equivalent Basis)

                                                                  ------------------------------------------------------------------
                                                                                     Three Months Ended March 31,
                                                                  ------------------------------------------------------------------
                                                                                               2000
                                                                  ------------------------------------------------------------------
                                                                                            Interest
                                                                         Average            Income/           Yield/
                                                                         Balance             Expense           Rate
                                                                  ------------------------------------------------------------------
 Assets:
 Securities:
        Taxable .........................................                     $ 119,970          $ 2,188            7.33%
        Tax-exempt(1) ...................................                        98,611            1,887            7.70%
                                                                  ---------------------------------------
              Total securities ..........................                       218,581            4,075            7.50%
 Loans, net..............................................                       556,083           11,898            8.56%
 Federal funds sold .....................................                           767               19            9.96%
 Interest-bearing deposits
       in other banks ...................................                         1,088               16            5.91%
                                                                  ---------------------------------------
             Total earning assets .......................                       776,519           16,008            8.29%
Allowance for loan losses ...............................                        (6,842)
Total non-earning assets ................................                        70,372
                                                                  ----------------------
Total assets ............................................                     $ 840,049
                                                                  ======================

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
       Checking .........................................                        97,134              502            2.08%
       Regular savings ..................................                        58,689              351            2.41%
       Money market savings .............................                        63,162              506            3.22%
Certificates of deposit:
       $100,000 and over ................................                       103,638            1,363            5.29%
       Under $100,000 ...................................                       248,018            3,307            5.36%
                                                                  ---------------------------------------
             Total interest-bearing
                    deposits ............................                       570,641            6,029            4.24%
Other borrowings ........................................                       114,446            1,575            5.54%
                                                                  ---------------------------------------
             Total interest-bearing
                    liabilities .........................                       685,087            7,604            4.46%
                                                                                        -----------------

Noninterest bearing liabilities:
       Demand deposits ..................................                        80,440
       Other liabilities ................................                         6,727
                                                                  ----------------------
             Total liabilities ..........................                       772,254
Stockholders' equity ....................................                        67,795
                                                                  ----------------------
Total liabilities and
       stockholders' equity .............................                     $ 840,049
                                                                  ======================

Net interest income .....................................                                        $ 8,404
                                                                                        =================

Interest rate spread ....................................                                                           3.83%
Interest expense as a percent
       of average earning assets ........................                                                           3.94%
Net interest margin .....................................                                                           4.35%

                          Union Bankshares Corporation
             Average Balances, Income and Expenses, Yields and Rates
                           (Taxable Equivalent Basis)
                                                                  ------------------------------------------------------------------
                                                                                     Three Months Ended March 31,
                                                                  ------------------------------------------------------------------
                                                                                               1999
                                                                  ------------------------------------------------------------------
                                                                                            Interest
                                                                         Average            Income/           Yield/
                                                                         Balance             Expense           Rate
                                                                  ------------------------------------------------------------------
                                                                                                      (Dollars in thousands)
 Assets:
 Securities:
        Taxable .........................................                      $ 99,670          $ 1,538            6.26%
        Tax-exempt(1) ...................................                        85,819            1,624            7.68%
                                                                  ---------------------------------------
              Total securities ..........................                       185,489            3,162            6.91%
 Loans, net..............................................                       481,763           10,444            8.79%
 Federal funds sold .....................................                         4,337               57            5.33%
 Interest-bearing deposits
       in other banks ...................................                         1,919               26            5.49%
                                                                  ---------------------------------------
             Total earning assets .......................                       673,508           13,689            8.24%
Allowance for loan losses ...............................                        (6,714)
Total non-earning assets ................................                        65,129
                                                                  ----------------------
Total assets ............................................                     $ 731,923
                                                                  ======================

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
       Checking .........................................                      $ 82,283              461            2.27%
       Regular savings ..................................                        57,841              398            2.79%
       Money market savings .............................                        64,041              515            3.26%
Certificates of deposit:
       $100,000 and over ................................                        88,154            1,171            5.39%
       Under $100,000 ...................................                       238,686            3,133            5.32%
                                                                  ---------------------------------------
             Total interest-bearing
                    deposits ............................                       531,005            5,678            4.34%
Other borrowings ........................................                        45,673              606            5.38%
                                                                  ---------------------------------------
             Total interest-bearing
                    liabilities .........................                       576,678            6,284            4.42%
                                                                                        -----------------

Noninterest bearing liabilities:
       Demand deposits ..................................                        78,472
       Other liabilities ................................                         3,566
                                                                  ----------------------
             Total liabilities ..........................                       658,716
Stockholders' equity ....................................                        73,207
                                                                  ----------------------
Total liabilities and
       stockholders' equity .............................                     $ 731,923
                                                                  ======================

Net interest income .....................................                                        $ 7,405
                                                                                        =================

Interest rate spread ....................................                                                           3.82%
Interest expense as a percent
       of average earning assets ........................                                                           3.78%
Net interest margin .....................................                                                           4.46%

                          Union Bankshares Corporation
             Average Balances, Income and Expenses, Yields and Rates
                           (Taxable Equivalent Basis)
                                                                  -------------------------------------------------------
                                                                                     Three Months Ended March 31,
                                                                  -------------------------------------------------------
                                                                                               1998
                                                                  -------------------------------------------------------
                                                                                           Interest
                                                                         Average            Income/          Yield/
                                                                         Balance            Expense           Rate
                                                                  -------------------------------------------------------
 Assets:
 Securities:
        Taxable .........................................                      $ 96,770         $ 1,517            6.36%
        Tax-exempt(1) ...................................                        71,467           1,432            8.13%
                                                                  --------------------------------------
              Total securities ..........................                       168,237           2,949            7.11%
 Loans, net..............................................                       423,812           9,531            9.12%
 Federal funds sold .....................................                        10,608             116            4.43%
 Interest-bearing deposits
       in other banks ...................................                         1,171              24            7.97%
                                                                  --------------------------------------
             Total earning assets .......................                       603,828          12,620            8.48%
Allowance for loan losses ...............................                        (4,950)
Total non-earning assets ................................                        53,679
                                                                  ----------------------
Total assets ............................................                     $ 652,557
                                                                  ======================

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
       Checking .........................................                      $ 65,037             380            2.37%
       Regular savings ..................................                        55,363             416            3.05%
       Money market savings .............................                        57,025             490            3.48%
Certificates of deposit:
       $100,000 and over ................................                        65,531             896            5.55%
       Under $100,000 ...................................                       208,882           2,904            5.64%
                                                                  --------------------------------------
             Total interest-bearing
                    deposits ............................                       451,838           5,086            4.56%
Other borrowings ........................................                        56,645             735            5.26%
                                                                  --------------------------------------
             Total interest-bearing
                    liabilities .........................                       508,483           5,821            4.64%
                                                                                        ----------------

Noninterest bearing liabilities:
       Demand deposits ..................................                        69,469
       Other liabilities ................................                         4,914
                                                                  ----------------------
             Total liabilities ..........................                       582,866
Stockholders' equity ....................................                        69,691
                                                                  ----------------------
Total liabilities and
       stockholders' equity .............................                     $ 652,557
                                                                  ======================

Net interest income .....................................                                       $ 6,799
                                                                                        ================

Interest rate spread ....................................                                                          3.84%
Interest expense as a percent
       of average earning assets ........................                                                          3.91%
Net interest margin .....................................                                                          4.57%


(1) Income and yields are reported on a taxable equivalent basis.

 Provision for Loan Losses

         The provision for loan losses totaled $564,000 for the first quarter of 2000, down from $762,000 for the first quarter of 1999. The provision for loan losses for the first quarter of 1999 included $350,000 related to a single credit relationship. These provisions reflect the performance of the loan portfolio and management's assessment of the credit risk in the portfolio. (See Asset Quality)


Noninterest Income

         Noninterest income for the three months ended March 31, 2000 totaled $2.5 million, down from $3.7 million for the same period a year ago. This decrease is due principally to the decrease in income from gains on sales of loans in the mortgage banking segment totaling $1.0 million for the first quarter versus $2.5 million for the first three months of 1999. All other categories of noninterest income for first quarter 2000 increased over the same period in 1999 with deposit service charges up $114,000 and other service charges and fees up $91,000, reflecting deposit growth and initiatives to enhance fee income. Management continues to seek additional sources of noninterest income, including increased emphasis on cross-selling services and better leveraging the financial services available throughout the organization.

Noninterest Expense

Noninterest expense in the first quarter of 2000 totaled $8.1 million, an increase of $747,000 over the same period in 1999. Personnel costs comprised $135,000 of the increase and includes a decline of $141,000 for the mortgage banking segment. Occupancy expense was up $211,000 and furniture & equipment expense was up $267,000 over last year's first quarter. These increases reflect a full quarter of expenses in 2000 for MCI (acquired February 10, 1999) and depreciation expenses for major technology investments made in the second and third quarters of 1999.

Financial Condition
-------------------

         Total assets as of March 31, 2000 were $860.2 million, an increase of 10.3% from $780.0 million at March 31, 1999. Asset growth was fueled by loan growth, as loans totaled $570.5 million at March 31, 2000, an increase of 18.9% from $480.0 million at March 31, 1999. Stockholders' equity totaled $70.5 million at March 31, 2000, which represents a book value of $9.40 per share.

         Deposit growth was strong as the banks continued to increase market share but was outpaced by the loan growth. Total deposits at March 31, 2000 were $666.1 million, up 7.7% from $618.6 million at March 31, 1999. Other borrowings totaled $117.6 million at March 31, 2000, an 82.3% increase over $64.5 million at March 31, 1999. As a result, the Company utilizes other borrowings to fund the excess growth; compressing the net interest margin but increasing net interest income. The Company also, periodically engages in wholesale leverage transactions to better leverage its strong capital position The increases in other borrowings reflect about $25 million in leverage transactions over the last five quarters. These wholesale leverage transactions have typically been executed at spreads of approximately 150 to 200 basis points and, although they have negatively impacted the Company's net interest margin (as a percentage), they have had a positive effect on earnings and return on equity.

         Continued competition for deposits, particularly as it impacts certificate of deposit rates, is reflected in the deposit mix. Management continues to focus on increasing lower cost deposit products, including noninterest bearing demand deposits and savings accounts and effective management of competitive rates on interest sensitive products. Increased competition for funds by banks seeking to fund strong loan growth and by non-banks, continues to contribute to a narrowing of the net interest margin, which has been largely offset by increases in the volume of earning assets.

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

         The allowance for loan losses totaled $7.0 million at March 31, 2000 or 1.23% of total loans, as compared to 1.22% at December 31, 1999 and 1.40% at March 31, 1999.

                                    March 31,       December 31,       March 31,
                                      2000              1999             1999
                                    --------------------------------------------
                                               (dollars in thousands)

         Non-accrual loans            $1,208            $1,487           $3,063
         Foreclosed properties         1,889             2,016            1,601
                                      ------            ------           ------
         Non-performing assets        $3,097            $3,503           $4,664
                                      ======            ======           ======

         Allowance for loan losses    $7,044            $6,617           $6,708
         Allowance as % of total
          loans                         1.23%             1.22%            1.40%
         Non-performing assets to
          loans and foreclosed
           properties                    .54%              .64%             .97%

At March 31, 1999, the allowance for loan losses included reserves of approximately $1.4 million related to a single credit relationship totaling approximately $1.8 million. Management has previously restructured this credit with the borrowers in an attempt to work out repayment of this debt, but collection is uncertain and accordingly, in late 1999 $1.1 million of this credit was charged off against previously established reserves.

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

    At March 31, 2000, the Company's ratio of total capital to risk-weighted assets was 12.05% and its ratio of Tier 1 capital to risk-weighted assets was 10.93%. Both ratios exceed the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at March 31, 2000 (dollars in thousands):

    Tier 1 capital                                        $ 68,827
    Tier 2 capital                                        $  7,044
    Total risk-based capital                              $ 75,871
    Total risk-weighted assets                            $630,076

    Capital Ratios:
        Tier 1 risk-based capital ratio                      10.93%
        Total risk-based capital ratio                       12.05%
        Leverage ratio (Tier I capital to
              average adjusted total assets)                  8.26%
        Equity to assets ratio                                8.18%

    The Company's book value per share at March 31, 2000 was $9.40.
Dividends to stockholders are typically declared and paid semi-annually in June and December.

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

         At March 31, 2000 cash, interest-bearing deposits in other banks, federal funds sold, securities available for sale and loans maturing or repricing in one year were 21.5% of total earning assets. At March 31, 2000 approximately $145.2 million or 25.4% of total loans would mature or reprice within the next year. The Company utilizes federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, in addition to deposits, to fund the growth in its loan portfolio, and to fund securities purchases, periodically in wholesale leverage transactions.

The following table presents the Company's interest sensitivity position at March 31, 2000. This one-day position, which is continually changing, is not necessarily indicative of the Company's position at any other time.

                                                                                           Interest Sensitivity Analysis
                                                                                                  March 31, 2000
                                                                               -----------------------------------------------------
                                                                                     Within                          90-365
                                                                                     90 Days                          Days
                                                                               --------------------            --------------------
                                                                                                   (In thousands)
Earning Assets:
                  Loans, net of unearned income (3) .............                      $   113,666                      $   31,492
                  Investment securities .........................                            1,730           -               1,913
                  Securities available for sale..................                              197                           4,276
                  Federal funds sold ............................                               76                               -
                  Other short-term investments ..................                              565                               -
                  Total earning assets ..........................                          116,234                          37,681
                                                                               --------------------            --------------------
Interest-Bearing Liabilities:
                  Interest checking (2) .........................                      $         -                      $        -
                  Regular savings (2) ...........................                                -                               -
                  Money market savings ..........................                                -                          62,323
                  Certificates of deposit:
                                   $100,000 and over ............                           31,206                          47,430
                                   Under $100,000 ...............                           39,965                         128,535
                  Short-term borrowings..........................                           36,860                               -
                  Long-term borrowings ..........................                            6,500                             150
                  Total interest-bearing liabilities ............                          114,531                         238,438
                                                                               --------------------            --------------------
                  Period gap ....................................                            1,703                        (200,757)
                  Cumulative gap ................................                            1,703                        (199,054)
                                                                               ====================            ====================
                  Ratio of cumulative gap to
                                   total earning assets .........                            0.21%                         -25.08%
                                                                               ====================            ====================

                                                                                            Interest Sensitivity Analysis
                                                                                                    March 31, 2000
                                                                               -----------------------------------------------------
                                                                                              1-5                          Over
                                                                                             Years                        5 Years
                                                                                           -----------                  ------------
                                                                                                (In thousands)
Earning Assets:
                  Loans, net of unearned income (3) .............               $ -          $  266,535     $ -          $  158,791
                  Investment securities .........................                 -               3,452       -               1,666
                  Securities available for sale..................                 -              96,330       -             112,857
                  Federal funds sold ............................                 -                   -       -                   -
                  Other short-term investments ..................                 -                   -       -                   -
                  Total earning assets ..........................                               366,317                     273,314
                                                                                    --------------------        --------------------
Interest-Bearing Liabilities:
                  Interest checking (2) .........................               $ -          $  100,875     $ -          $        -
                  Regular savings (2) ...........................                 -              58,767       -                   -
                  Money market savings ..........................                 -                   -       -                   -
                  Certificates of deposit:
                                   $100,000 and over ............                 -              28,149       -                 108
                                   Under $100,000 ...............                                80,064       -                 348
                  Short-term borrowings..........................                 -                   -       -                   -
                  Long-term borrowings ..........................                 -              39,128                      35,000
                  Total interest-bearing
                                   liabilities ..................                               306,983                      35,456
                                                                                    --------------------        --------------------
                  Period gap ....................................                                59,334                     237,858
                  Cumulative gap ................................                            $ (139,720)                 $   98,138
                                                                                    ====================        ====================
                  Ratio of cumulative gap to
                                   total earning assets .........                               -17.61%                      12.37%
                                                                                    ====================        ====================

                                                                            Interest Sensitivity Analysis
                                                                                   March 31, 2000
                                                                            -----------------------------
                                                                                               Total
                                                                                             ----------
                                                                                    (In thousands)
Earning Assets:
                  Loans, net of unearned income (3) ...................         $ -          $  570,484
                  Investment securities ...............................           -               8,761
                  Securities available for sale........................           -             213,660
                  Federal funds sold ..................................           -                  76
                  Other short-term investments ........................           -                 565
                  Total earning assets ................................                         793,546
                                                                                    --------------------
Interest-Bearing Liabilities:
                  Interest checking (2) ...............................         $ -          $  100,875
                  Regular savings (2) .................................           -              58,767
                  Money market savings ................................           -              62,323
                  Certificates of deposit:                                                            -
                                   $100,000 and over ..................           -             106,893
                                   Under $100,000 .....................           -             248,912
                  Short-term borrowings................................           -              36,860
                  Long-term borrowings ................................           -              80,778
                  Total interest-bearing liabilities ..................                         695,408
                                                                                    --------------------
                  Period gap ..........................................
                  Cumulative gap ......................................                      $   98,138
                                                                                    ====================
                  Ratio of cumulative gap to total earning assets .....

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

         The following table represents the interest rate sensitivity on net interest income for the Company using different rate scenarios as of March 31, 2000:
                                                        % Change in
           Change in Prime Rate                      Net Interest Income
           --------------------                      -------------------
              +200 basis points                            -0.62%
              Flat                                           0
              -200 basis points                            +0.31%

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

      The following chart reflects the change in net market value over different rate environments as of March 31, 2000:

                                              Change in Net Market Value
  Change in Prime Rate                           (dollars in thousands)
  --------------------                           ----------------------
  +200 basis points                                   $ -41,580
  +100 basis points                                     -25,092
  Flat                                                  -15,477
  -100 basis points                                       8,109
  -200 basis points                                      23,040

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

                                      Union Bankshares Corporation
                                      ----------------------------
                                               (Registrant)


         May 12, 2000               /s/ G. William Beale
            (Date)                 --------------------------------
                                   G. William Beale,
                                   President, Chief Executive Officer
                                   and Director


         May 12, 2000              /s/ D. Anthony Peay
            (Date)                 --------------------------------
                                   D. Anthony Peay,
                                   Vice President and Chief Financial Officer

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                                Index to Exhibits
                            Form 10-Q /March 31, 2000


Exhibit
 No.                     Description
 ---                     -----------

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