Form 10-Q
period 2000-06-30
UNION BANKSHARES CORP
filed 2000-08-14
CIK 883948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

                           YES    X      NO
                                -----       -----

   As of August 10, 2000, Union Bankshares Corporation had 7,515,332 shares of Common Stock outstanding.

                          UNION BANKSHARES CORPORATION
                                    FORM 10-Q
                                  June 30, 2000

                                     INDEX
                                     -----

PART 1 - FINANCIAL INFORMATION                                                               Page
                                                                                             ----
Item 1 -  Financial Statements


   Consolidated Balance Sheets as of June 30, 2000 and 1999 (Unaudited)
      and December 31, 1999 (Audited)..................................................         1

   Consolidated Statements of Income
      For the three months and six months ended June 30, 2000 and 1999 (Unaudited)              2

   Consolidated Statements of Changes in Shareholders' Equity
      For the six months ended June 30, 2000 and 1999 (Unaudited)                               3

   Consolidated Statements of Cash Flows
      For the six months ended June 30, 2000 and 1999 (Unaudited)                               4

   Notes to Consolidated Financial Statements (Unaudited)..............................       5-9

Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of  Operations.............................     10-18

Item 3 - Quantitative and Qualitative Disclosures about Market Risk....................        19


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K..............................................        20

Signatures.............................................................................        21

Index to Exhibits......................................................................        22


 PART 1 - FINANCIAL INFORMATION
 Item 1.  Financial Statements

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (dollars in thousands)



                                                                                    June 30,         December 31,      June 30,
 ASSETS                                                                               2000              1999             1999
--------                                                                              ----              ----             ----
                                                                                   (Unaudited)                       (Unaudited)
 Cash and cash equivalents:
      Cash and due from banks                                                   $        22,189   $       18,804   $       31,296
      Interest-bearing deposits in other banks                                            4,759              867            2,336
      Federal funds sold                                                                     49              248            5,128
                                                                                 ---------------   --------------   --------------

              Total cash and cash equivalents                                            26,997           19,919           38,760
                                                                                 ---------------   --------------   --------------

 Securities available for sale, at fair value                                           216,993          201,721          196,389
 Investment securities
      fair value of $6,644, $9,518 and $10,799 , respectively                             6,687            9,578           10,790
                                                                                 ---------------   --------------   --------------
              Total securities                                                          223,680          211,299          207,179
                                                                                 ---------------   --------------   --------------

 Loans held for sale                                                                     16,004            6,680           16,028

 Loans, net of unearned income                                                          576,012          543,367          505,966
      Less allowance for loan  losses                                                     7,594            6,617            7,303
                                                                                 ---------------   --------------   --------------

              Net loans                                                                 568,418          536,750          498,663
                                                                                 ---------------   --------------   --------------

 Bank premises and equipment, net                                                        20,940           21,458           22,928
 Other real estate owned                                                                  1,774            2,016            1,032
 Other assets                                                                            25,097           23,705           22,367
                                                                                 ---------------   --------------   --------------

              Total assets                                                      $       882,910   $      821,827   $      806,957
                                                                                 ===============   ==============   ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Noninterest-bearing demand deposits                                            $        91,224   $       79,048   $      103,190
 Interest-bearing deposits:
      Savings accounts                                                                   56,521           58,209           61,823
      NOW accounts                                                                      107,192           95,882           81,312
      Money market accounts                                                              59,227           63,249           62,930
      Time deposits of $100,000 and over                                                107,972          107,654           92,352
      Other time deposits                                                               264,763          242,824          235,376
                                                                                 ---------------   --------------   --------------

              Total interest-bearing deposits                                           595,675          567,818          533,793
                                                                                 ---------------   --------------   --------------

              Total deposits                                                            686,899          646,866          636,983
                                                                                 ---------------   --------------   --------------

 Short-term borrowings                                                                   37,943           39,159           27,607
 Long-term borrowings                                                                    80,728           54,420           52,145
 Other liabilities                                                                        6,884           12,588           20,046
                                                                                 ---------------   --------------   --------------

              Total liabilities                                                         812,454          753,033          736,781
                                                                                 ---------------   --------------   --------------
 Stockholders' equity:
      Common stock, $2 par value.  Authorized 24,000,000 shares;
        issued and outstanding, 7,515,332, 7,487,829 and
        7,475,220 shares, respectively                                                   15,031           14,976           14,950
      Surplus                                                                               411              163                -
      Retained earnings                                                                  60,418           58,603           56,992
      Accumulated other comprehensive income (losses)                                    (5,404)          (4,948)          (1,766)
                                                                                 ---------------   --------------   --------------

              Total stockholders' equity                                                 70,456           68,794           70,176
                                                                                 ---------------   --------------   --------------

              Total liabilities and stockholders' equity                        $       882,910   $      821,827   $      806,957
                                                                                 ===============   ==============   ==============


 See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  (dollars in thousands, except per share data)




                                                                        Three Months Ended                    Six Months Ended
                                                                              June 30                             June 30
                                                                  -------------------------------    -----------------------------
                                                                      2000             1999              2000                1999
                                                                      ----             ----              ----                ----
 Interest income:
     Interest and fees on loans                                $      12,677  $      10,470     $      24,575     $        20,788
     Interest on securities:
        Nontaxable                                                     1,232          1,126             2,477               2,198
        Taxable                                                        2,302          1,915             4,490               3,453
     Interest on Federal funds sold                                        1             29                20                  88
     Interest on interest-bearing deposits in  other banks                16              1                32                  29
                                                                -------------  -------------    --------------     ---------------
             Total interest income                                    16,228         13,541            31,594              26,556
                                                                -------------  -------------    --------------     ---------------

 Interest expense:
     Interest on deposits                                              6,521          5,664            12,550              11,342
     Interest on short term borrowings                                   763            177             1,356                 329
     Interest on long term borrowings                                  1,098            742             2,156               1,195
                                                                -------------  -------------    --------------     ---------------

             Total interest expense                                    8,382          6,583            16,062              12,866
                                                                -------------  -------------    --------------     ---------------
             Net interest income                                       7,846          6,958            15,532              13,690

 Provision for loan losses                                               581            751             1,145               1,513
                                                                -------------  -------------    --------------     ---------------
             Net interest income after provision
                 for loan losses                                       7,265          6,207            14,387              12,177
                                                                -------------  -------------    --------------     ---------------
 Noninterest income:
     Service charges on deposit accounts                                 911            738             1,717               1,430
     Other service charges and fees                                      538            389             1,022                 822
     Gains on securities transactions, net                                64              -                86                  19
     Gains on sales of loans                                           1,593          2,558             2,638               4,993
     Gains (losses) on sales of other real estate owned
        and bank premises, net                                             -              -                 5                  (2)
     Other operating income                                              113            105               212                 191
                                                                -------------  -------------    --------------     ---------------

             Total noninterest income                                  3,219          3,790             5,680               7,453
                                                                -------------  -------------    --------------     ---------------

 Noninterest expenses:
     Salaries and benefits                                             4,832          4,999             9,475               9,507
     Occupancy expenses                                                  554            522             1,161                 918
     Furniture and equipment expenses                                    740            589             1,471               1,053
     Other operating expenses                                          2,037          2,360             4,087               4,352
                                                                -------------  -------------    --------------     ---------------

             Total noninterest expenses                                8,163          8,470            16,194              15,830
                                                                -------------  -------------    --------------     ---------------

 Income before income taxes                                            2,321          1,527             3,873               3,800
 Income tax expense                                                      427            195               558                 653
                                                                -------------  -------------    --------------     ---------------

             Net income                                        $       1,894  $       1,332     $        3,315    $         3,147
                                                                =============  =============     ==============    ===============

 Basic net income per share                                    $        0.25  $        0.18     $         0.44    $          0.42
                                                                =============  =============     ==============    ===============
 Diluted net income per share                                  $        0.25  $        0.18     $         0.44    $          0.41
                                                                =============  =============     ==============    ===============
 Dividends per share                                           $        0.20  $        0.20     $         0.20    $          0.20
                                                                =============  =============     ==============    ===============


 See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (unaudited)
(dollars in thousands)





                                                                                 Shares      Common
                                                                              Outstanding    Stock       Surplus
                                                                              -----------    -----       -------

Balance - December 31, 1998                                                   7,507,394       15,015         311

Comprehensive income:
Net income - for six months ended June 30, 1999
Other comprehensive income net of tax:
Unrealized holding losses arising during the period (net of tax,  $2111)
Reclassification adjustment (net of tax, $6)

Other comprehensive income  (net of tax, $2,117)

Total comprehensive income

Cash dividends - 1999 ($.40 per share semi annually)
Issuance of common stock under Dividend Reinvestment Plan (10,848 shares)        10,848           22         145
Stock repurchased under Stock Repurchase Plan (104,912 shares)                 (104,912)        (210)     (1,704)
Discretionary transfer of retained earnings to surplus                                                       367
Issuance of common stock under Incentive Stock Option Plan (400 shares)             400            1           4
Issuance of common stock in exchange for net assets in
  acquisition (61,490 shares)                                                    61,490          122         877
                                                                                        ----------------------------
Balance - June 30, 1999                                                       7,475,220     $ 14,950     $     0
                                                                                        ============================

Balance - December 31, 1999                                                   7,487,829       14,976         163
Comprehensive income:
Net income - for six months ended June 30, 2000
Other comprehensive income net of tax:
Unrealized holding losses arising during the period (net of tax, $206)
Reclassification adjustment (net of tax, $29)

Other comprehensive income  (net of tax, $ 235)

Total comprehensive income

Cash dividends - 2000 ($.40 per share semi annually)
Issuance of common stock under Dividend Reinvestment Plan (16,090 shares)        16,090           33         140
Stock repurchased under Stock Repurchase Plan (11,300 shares)                   (11,300)         (23)       (115)
Issuance of common stock under Incentive Stock Option Plan (5040 shares)          5,040           10          22
Issuance of common stock in exchange for net assets in
  acquisition (17,673 shares)                                                    17,673           35         201

                                                                                        ----------------------------
Balance - June 30, 2000                                                       7,515,332     $ 15,031     $   411
                                                                                        ============================

          See accompanying notes to consolidated financial statements





                                                                               Accumulated
                                                                                  Other
                                                                               Comprehensive    Comprehensive
                                                                                Income (Loss)    Income (Loss)      Total
                                                                                -------------    -------------      -----

Balance - December 31, 1998                                                            2,343                         73,359

Comprehensive income:
Net income - for six months ended June 30, 1999                                                         3,147         3,147
Other comprehensive income net of tax:
Unrealized holding losses arising during the period (net of tax,  $2111)                               (4,096)
Reclassification adjustment (net of tax, $6)                                                              (13)
                                                                                              -----------------
Other comprehensive income  (net of tax, $2,117)                                      (4,109)          (4,109)       (4,109)
                                                                                              -----------------
Total comprehensive income                                                                               (962)
                                                                                              =================
Cash dividends - 1999 ($.40 per share semi annually)                                                                 (1,495)
Issuance of common stock under Dividend Reinvestment Plan (10,848 shares)                                               167
Stock repurchased under Stock Repurchase Plan (104,912 shares)                                                       (1,914)
Discretionary transfer of retained earnings to surplus                                                                    -
Issuance of common stock under Incentive Stock Option Plan (400 shares)                                                   5
Issuance of common stock in exchange for net assets in
  acquisition (61,490 shares)                                                                                         1,016
                                                                              ----------------                 -------------
Balance - June 30, 1999                                                             $ (1,766)                     $  70,176
                                                                              ================                 =============

Balance - December 31, 1999                                                           (4,948)                        68,794
Comprehensive income:
Net income - for six months ended June 30, 2000                                                         3,315         3,315
Other comprehensive income net of tax:
Unrealized holding losses arising during the period (net of tax,  $206 )                                 (399)
Reclassification adjustment (net of tax, $29)                                                             (57)
                                                                                              -----------------
Other comprehensive income  (net of tax, $ 235)                                         (456)            (456)         (456)
                                                                                              -----------------
Total comprehensive income                                                                              2,859            -
                                                                                              =================
Cash dividends - 2000 ($.40 per share semi annually)                                                                 (1,500)
Issuance of common stock under Dividend Reinvestment Plan (16,090 shares)                                               173
Stock repurchased under Stock Repurchase Plan (11,300 shares)                                                          (138)
Issuance of common stock under Incentive Stock Option Plan (5040 shares)                                                 32
Issuance of common stock in exchange for net assets in
  acquisition (17,673 shares)                                                                                           236

                                                                              ----------------                 -------------
Balance - June 30, 2000                                                              $ (5,404)                     $ 70,456
                                                                              ================                 =============

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                     Six Months Ended June 30, 2000 and 1999
                             (dollars in thousands)



                                                                                   2000           1999
                                                                              ------------    -----------
Operating activities:
     Net income                                                               $     3,315     $     3,147
     Adjustments to reconcile net income to net cash and
        cash equivalents used in operating activities:
           Depreciation of bank premises and equipment                              1,232           1,244
           Amortization                                                               284             430
           Provision for loan losses                                                1,145           1,513
           (Gains) on sales of securities available for sale                          (86)            (19)
           (Gains) losses on sale of other real estate owned
               and fixed assets, net                                                   (5)              2
           (Increase)  in loans held for sale                                      (9,324)        (16,028)
           (Increase)  in other assets                                             (1,395)         (1,605)
           Increase (decrease) in other liabilities                                (5,469)         17,005
                                                                              ------------    ------------

                 Net cash and cash equivalents (used in) provided by
                      operating activities                                        (10,303)          5,689
                                                                              ------------    ------------

Investing activities:
     Net increase in securities                                                   (13,018)        (36,211)
     Net increase in loans                                                        (32,874)        (26,881)
     Acquisition of bank premises and equipment                                      (880)         (3,115)
     Proceeds from sales of bank premises and equipment                               181               -
     Proceeds from sales of other real estate owned                                   280             190
                                                                              ------------    ------------

                 Net cash and cash equivalents used in
                     investing activities                                         (46,311)        (66,017)
                                                                              ------------    ------------

Financing activities:
     Net increase in noninterest-bearing deposits                                  12,176          21,861
     Net increase in interest-bearing deposits                                     27,857           7,493
     Net increase (decrease) in short-term borrowings                              (1,216)          8,131
     Proceeds from long-term borrowings                                            26,500          23,880
     Issuance of common stock                                                         205             172
     Repurchase of common stock                                                      (138)         (1,914)
     Cash dividends paid                                                           (1,500)         (1,495)
     Repayment of long-term borrowings                                               (192)            (60)
                                                                              ------------    ------------

                 Net cash and cash equivalents provided by
                     financing activities                                          63,692          58,068
                                                                              ------------    ------------

Increase (decrease) in cash and cash equivalents                                    7,078          (2,260)
Cash and cash equivalents at beginning of period                                   19,919          41,020
                                                                              ------------    ------------

Cash and cash equivalents at end of period                                    $    26,997     $    38,760
                                                                              ============    ============

Supplemental Disclosure of Cash Flow Information
     Cash payments for:
        Interest                                                                   15,618          11,860
        Income taxes                                                                  545             564

See accompanying notes to consolidated financial statements.

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                 June 30, 2000


1.   ACCOUNTING POLICIES
     -------------------

   The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

   The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three and six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

   These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders. Certain previously reported amounts have been reclassified to conform to current period presentation.


2.   ALLOWANCE FOR LOAN LOSSES
     -------------------------

   The following summarizes activity in the allowance for loan losses for the six months ended June 30, (in thousands):



                                                  2000     1999
                                                  ----     ----

     Balance, January 1                          $6,617   $6,407
     Provisions charged to operations             1,145    1,513
     Recoveries credited to allowance               200      192
     Loans charged off                             (368)    (809)
                                                 ------   ------
     Balance, June 30                            $7,594   $7,303
                                                 ======   ======

3. Earnings Per Share
   ------------------

   Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Weighted average shares used for the computation of basic EPS were 7,503,816 and 7,494,300 for the three months ended June 30, 2000 and 1999. Weighted average shares used for the computation of basic EPS were 7,499,143 and 7,511,420 for
   the six months ended June 30, 2000 and 1999.   Diluted EPS is computed using
   the weighted number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. Weighted average shares used for the computation of diluted EPS were 7,503,816 and 7,598,455 for the three months ended June 30, 2000 and 1999. Weighted average shares used for the computation of diluted EPS were 7,503,755 and 7,615,180 for the six months ended June 30, 2000 and 1999.



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

   Both of the Company's reportable segments are service based. The banks offer a distribution and referral network for the mortgage services to their customers. Due largely to the lack of overlapping geographic markets, the mortgage company does not offer a similar network for the banks Another major distinction between the segments is the source of income. The mortgage business is a fee based business while the banks are driven principally by net interest income.

   Information about reportable segments and reconciliation of such information to the consolidated financial statements as of June 30, 2000 and June 30, 1999 follows:


Three Months ended June 30, 2000
               (in thousands)                                Banks        Mortgage        Other      Elimination    Consolidated
                                                        --------------- -------------   ---------   ------------   --------------
Net interest income                                           $  7,939       $      2      $    (95)    $       -        $   7,846
Provision for loan losses                                          581              -             -             -              581
                                                         --------------------------------------------------------------------------
Net interest income after provision for loan losses              7,358              2           (95)            -            7,265
Noninterest income                                               1,341          1,593         1,854        (1,569)           3,219
Noninterest expense                                              5,643          2,091         1,994        (1,565)           8,163
                                                         --------------------------------------------------------------------------
Income before taxes                                              3,056           (496)         (235)           (4)           2,321
Income tax expense (benefit)                                       646           (180)          (39)            -              427
                                                         --------------------------------------------------------------------------
                                                                     -              -             -             -                -
Net income (loss)                                             $  2,410       $   (316)     $   (196)    $      (4)       $   1,894
                                                         ==========================================================================
                                                                                                                                 -
Total assets                                                  $882,733       $ 17,651      $ 76,157     $ (93,631)       $ 882,910
                                                         ==========================================================================



The following summary reconciles segment profit (loss) to income after taxes (in thousands):

Net Income
      Segment profit                                           $ 2,094
Other subsidiary                                                    60
Parent                                                            (256)
Intersegment profit elimination                                     (4)
                                                         --------------
      Net Income                                               $ 1,894
                                                         ==============



Three Months ended June 30, 1999
               (in thousands)                                Banks         Mortgage        Other      Elimination    Consolidated
                                                          ------------   -------------  ------------  -------------  -------------
Net interest income                                           $  7,045       $      -      $    (87)    $       -        $   6,958
Provision for loan losses                                          751              -             -             -              751
                                                         --------------------------------------------------------------------------
Net interest income after provision for loan losses              6,294              -           (87)            -            6,207
Noninterest income                                               1,086          2,558           146             -            3,790
Noninterest expense                                              4,826          2,859           785             -            8,470
                                                         --------------------------------------------------------------------------
Income before taxes                                              2,554           (301)         (726)            -            1,527
Income tax expense (benefit)                                       533           (109)         (229)            -              195
                                                         --------------------------------------------------------------------------
                                                                     -              -             -             -                -
Net income (loss)                                             $  2,021       $   (192)     $   (497)    $       -        $   1,332
                                                         ==========================================================================

Total assets                                                  $791,761       $ 19,524      $ 79,013     $ (83,341)       $ 806,957
                                                         ==========================================================================



The following summary reconciles segment profit (loss) to income after taxes (in thousands):

Net Income
      Segment profit                                           $ 1,829
Other subsidiary                                                    56
Parent                                                            (553)
Intersegment profit elimination                                      -
                                                         --------------
      Net Income                                               $ 1,332
                                                         ==============

Six Months ended June 30, 2000
               (in thousands)

                                                              Banks        Mortgage        Other      Elimination    Consolidated
                                                         --------------    ----------    -----------  --------------  --------------

Net interest income                                           $ 15,730       $    (11)     $   (187)    $       -        $  15,532
Provision for loan losses                                        1,145                                                       1,145
                                                         --------------------------------------------------------------------------
Net interest income after provision for loan losses             14,585            (11)         (187)                        14,387
Noninterest income                                               2,493          2,638         3,642        (3,093)           5,680
Noninterest expense                                             11,275          4,087         3,921        (3,089)          16,194
                                                         --------------------------------------------------------------------------
Income before taxes                                              5,803         (1,460)         (466)           (4)           3,873
Income tax expense (benefit)                                     1,173           (508)         (107)            -              558
                                                         --------------------------------------------------------------------------

Net income (loss)                                             $  4,630       $   (952)     $   (359)    $      (4)       $   3,315
                                                         ==========================================================================
                                                                                                                                 -
Total assets                                                  $882,733       $ 17,651      $ 76,157     $ (93,631)       $ 882,910
                                                         ==========================================================================


The following summary reconciles segment profit (loss) to income after taxes (in thousands):

Net Income
      Segment profit                                           $ 3,678
Other subsidiary                                                    97
Parent                                                            (456)
Intersegment profit elimination                                     (4)
                                                         --------------
      Net Income                                               $ 3,315
                                                         ==============


Six Months ended June 30, 1999
             (in thousands)

                                                              Banks        Mortgage        Other      Elimination     Consolidated
                                                         --------------    ----------    -----------  --------------  --------------

Net interest income                                           $ 13,805       $      -      $   (115)    $       -        $  13,690
Provision for loan losses                                        1,513                                                       1,513
                                                         --------------------------------------------------------------------------
Net interest income after provision for loan losses             12,292              -          (115)                        12,177
Noninterest income                                               2,093          4,993           367             -            7,453
Noninterest expense                                              9,734          4,630         1,466             -           15,830
                                                         --------------------------------------------------------------------------
Income before taxes                                              4,651            363        (1,214)            -            3,800
Income tax expense (benefit)                                       946             68          (361)            -              653
                                                         --------------------------------------------------------------------------

Net income (loss)                                             $  3,705       $    295      $   (853)    $       -        $   3,147
                                                         ==========================================================================

Total assets                                                  $791,761       $ 19,524      $ 79,013     $ (83,341)       $ 806,957
                                                         ==========================================================================



The following summary reconciles segment profit (loss) to income after taxes (in thousands):

Net Income
      Segment profit                                           $ 4,000
Other subsidiary                                                    52
Parent                                                            (905)
Intersegment profit elimination                                      -
                                                         --------------
      Net Income                                               $ 3,147
                                                         ==============

5.  RECENT ACCOUNTING STATEMENTS
    ----------------------------

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that a company recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June of 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments Hedging Activities--Deferral of the Effective Date of FASB Statement 133". SFAS 137 delayed the effective date of SFAS133 until fiscal years beginning after June 15, 2000. As such, the effective date for
   the Company will be January 1, 2001.   The impact of adopting SFAS 133 will
   be dependent on the specific derivative instruments in place at the date of adoption. At this time management believes the adoption of this new standard will not have a material impact on the financial condition or results of operations of the Company.


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

Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results OF OPERATIONS

   Union Bankshares Corporation (the "Company") is a multi-bank holding company organized under Virginia law which provides financial services through its wholly-owned subsidiaries, Union Bank & Trust Company, Northern Neck State Bank, Rappahannock National Bank, the Bank of Williamsburg, Union Investment Services, Inc., and Mortgage Capital Investors, Inc. The four subsidiary banks, Union Bank & Trust Company, Northern Neck State Bank, Rappahannock National Bank and the Bank of Williamsburg are full service retail commercial banks offering a wide range of banking and related financial services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage and consumer loans. Union Investment Services Inc., is a full service discount brokerage company, which offers a full range of investment services and sells mutual funds, stocks and bonds. Mortgage Capital Investors, Inc. provides a wide array of mortgage products through its 13 offices in Virginia, Maryland, New Jersey, Connecticut, and South Carolina.

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

   In February 1999, the Company opened the Bank of Williamsburg in temporary
headquarters in the Williamsburg Crossing Shopping Center.   In March 2000, the
Bank of Williamsburg moved into its permanent location at 5125 John Tyler Parkway, which should enhance its continued growth in this community. Deposits have increased significantly since the move, and we expect this bank to achieve monthly profitability during the fourth quarter of 2000.

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

Results of Operations
---------------------

   Net income for the second quarter of 2000 was $1.9 million, up from $1.3 million for the same period in 1999. The increase in net income for the period was caused primarily by an increase in net interest income of $888,000 over the same period in 1999. The net interest income increase reflects the growth of the community banking business and higher interest rates. Diluted earnings per share amounted to $.25 in the second quarter of 2000, as compared to $.18 in the second quarter of 1999. The Company's annualized return on average assets for the second quarter of 2000 was .88% as compared to .67% a year ago. The Company's annualized return on average equity totaled 10.94% and 7.19% for the three months ended June 30, 2000 and 1999, respectively.

   Net income from the Company's community banking segment increased from approximately $1.6 million in the second quarter of 1999 to over $2.2 million in the second quarter of 2000. Continued growth in existing markets, as well as the performance of acquired and denovo banks and branches and previously implemented initiatives to consolidate backoffice functions are reflected in improved operating efficiencies and contributed to the improvement in the profitability of the community banking segment.

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

   The mortgage banking segment continued to suffer from the effects of higher mortgage rates, the inversion in the yield curve and, in some markets, reduced inventories of homes. Due to the decline in volumes, the mortgage company has reduced its noncommission personnel, closed several marginal loan production offices, and opened two loan production offices in higher volume locations in Connecticut and New Jersey. The second quarter reflected a slowing of the losses experienced by the mortgage business to $316,000 versus $636,000 in the first quarter of 2000. Despite a reduction of $965,000 in gains on sales of loans from 1999 levels, the mortgage banking segment loss increased only $43,000 from $273,000 loss in the second quarter of 1999. The Company is continuing to make adjustments to increase the production volumes and improve operating efficiencies of this segment of our business.

   Net income for the first six months of 2000 was $3.3 million, up from $3.1 million for the same period in 1999. The increase in net income for the period was caused primarily by an increase in net interest income of $1.8 million and a decrease of $368,000 in the provision for loan loss over the same period in 1999. The net interest income increase reflects the growth of the core banking business, while a decline in the gain on sale of loans is reflective of the effect of higher mortgage rates on mortgage loan production volumes. Diluted earnings per share amounted to $.44 in the first six months of 2000, as compared to $.41 in the same period of 1999. The Company's annualized return on average assets for the first six months of 2000 was .79% as compared to .82% a year ago. The Company's annualized return on average equity totaled 9.70% and 8.61% for the six months ended June 30, 2000 and 1999, respectively.


Net Interest Income

   Net interest income on a tax-equivalent basis for the second quarter of 2000 increased by 13.5% to $8.4 million from $7.4 million for the same period a year ago. By managing its interest rate spread and increasing the volume of earning assets over interest-bearing liabilities, the Company has been able to maintain a strong net interest margin. The current interest rate environment and competition for deposits continue to put pressure on net interest margins. In addition, the subsidiary banks have periodically engaged in wholesale leverage transactions, borrowing funds to invest in securities at lower margins of 150 - 200 basis points. Although such transactions increase net income and return on equity, they do reduce the net interest margin. As of June 30, 2000 such transactions accounted for $25 million of the Company's total borrowings. However, with more of its funds going into loans this year, it should begin contributing to the margin. Average earning assets during the second quarter of 2000 increased by $86.6 million to $804.3 million from the second quarter of 1999, while average interest-bearing deposits grew by $50.8 million to $590.0 million over this same period. The Company's yield on average earning assets was 8.39%, up 50 basis point from 7.89% a year ago, while its cost of average interest-bearing liabilities increased 51 basis points from 4.29% in second quarter 1999 to 4.80% in first quarter 2000.



                                                                               Union Bankshares Corporation
                                                  Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
                                                  ---------------------------------------------------------------------------------
                                                                                    Three Months June 30,
                                                  ---------------------------------------------------------------------------------
                                                                           2000                                       1999
                                                  ---------------------------------------------------------------------------------
                                                                          Interest
                                                            Average        Income/       Yield/                      Average
                                                            Balance        Expense        Rate                       Balance
                                                  ---------------------------------------------------------------------------------
                                                                                  (Dollars in thousands)

 Assets:
 Securities:
       Taxable ...............................           $ 123,582       $ 2,302         7.50%                     $131,210
       Tax-exempt(1) .........................              98,094         1,786         7.32%                       86,134
                                                       --------------------------                            --------------------
           Total securities ..................             221,676         4,088         7.42%                      217,344
 Loans, net...................................             581,678        12,677         8.77%                      495,598
 Federal funds sold ..........................                  77             1         5.22%                        4,015
 Interest-bearing deposits
      in other banks .........................                 856            16         7.52%                          775
                                                       --------------------------                            --------------------
          Total earning assets................             804,287        16,782         8.39%                      717,732
Allowance for loan losses.....................              (7,341)                                                  (7,058)
Total non-earning assets......................              64,229                                                   83,264
                                                       ------------                                          --------------------
Total assets..................................           $ 861,175                                                 $793,938
                                                       ============                                          ====================

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking................................             103,018           554         2.16%                     $ 87,240
      Regular savings.........................              57,072           337         2.37%                       59,757
      Money market savings....................              61,971           511         3.31%                       64,008
Certificates of deposit:
      $100,000 and over.......................             107,307         1,489         5.58%                       93,642
      Under $100,000..........................             260,668         3,630         5.60%                      234,631
                                                       --------------------------                            --------------------
          Total interest-bearing
               deposits.......................             590,036         6,521         4.44%                      539,278
Other borrowings..............................             112,646         1,861         6.65%                       76,676
                                                       --------------------------                            --------------------
          Total interest-bearing
               liabilities....................             702,682         8,382         4.80%                      615,954

Non-interest bearing liabilities:
      Demand deposits.........................              86,161                                                   84,153
      Other liabilities.......................               2,725                                                   19,556
                                                       ------------                                          --------------------
          Total liabilities...................             791,568                                                  719,663
Stockholders' equity..........................              69,607                                                   74,275
                                                       ------------                                          --------------------
Total liabilities and
      stockholders' equity....................           $ 861,175                                                 $793,938
                                                       ============                                          ====================

Net interest income...........................                           $ 8,400
                                                                   ==============

Interest rate spread..........................                                           3.59%
Interest expense as a percent
      of average earning assets...............                                           4.19%
Net interest margin...........................                                           4.20%


                                                                              Union Bankshares Corporation
                                                  Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
                                                  ---------------------------------------------------------------------------------
                                                                                  Three Months June 30,
                                                  ---------------------------------------------------------------------------------
                                                              1999                                           1998
                                                  ---------------------------------------------------------------------------------
                                                         Interest                                            Interest
                                                         Income/       Yield/                   Average      Income/      Yield/
                                                         Expense       Rate                     Balance      Expense       Rate
                                                  ---------------------------------------------------------------------------------
                                                                                 (Dollars in thousands)
 Assets:
 Securities:
       Taxable ...............................         $ 1,915        5.85%                  $ 92,147      $ 1,500       6.53%
       Tax-exempt(1) .........................           1,703        7.93%                    73,753        1,468       7.98%
                                                  -------------                         ---------------------------
           Total securities ..................           3,618        6.68%                   165,900        2,968       7.18%
 Loans, net...................................          10,470        8.47%                   440,108       10,190       9.29%
 Federal funds sold ..........................              29        2.90%                     6,947          110       6.35%
 Interest-bearing deposits
      in other banks .........................               1        0.52%                     1,241           21       6.79%
                                                  -------------                         ---------------------------
          Total earning assets................          14,118        7.89%                   614,196       13,289       8.68%
Allowance for loan losses.....................                                                 (5,106)
Total non-earning assets......................                                                 67,855
                                                                                        --------------
Total assets..................................                                               $676,945
                                                                                        ==============

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking................................             410        1.89%                  $ 73,552          438       2.39%
      Regular savings.........................             391        2.62%                    58,703          445       3.04%
      Money market savings....................             561        3.52%                    61,294          522       3.42%
Certificates of deposit:
      $100,000 and over.......................           1,178        5.05%                    66,952          927       5.55%
      Under $100,000..........................           3,124        5.34%                   222,623        3,080       5.55%
                                                  -------------                         ---------------------------
          Total interest-bearing
               deposits.......................           5,664        4.21%                   483,124        5,412       4.49%
Other borrowings..............................             919        4.81%                    41,647          657       6.33%
                                                  -------------                         ---------------------------
          Total interest-bearing
               liabilities....................           6,583        4.29%                   524,771        6,069       4.64%

Non-interest bearing liabilities:
      Demand deposits.........................                                                76,185
      Other liabilities.......................                                                 5,488
                                                                                        --------------
          Total liabilities...................                                               606,444
Stockholders' equity..........................                                                70,501
                                                                                        --------------
Total liabilities and
      stockholders' equity....................                                               $676,945
                                                                                        ==============

Net interest income...........................         $ 7,535                                             $ 7,220
                                                  =============                                       =============

Interest rate spread..........................                        3.60%                                              4.04%
Interest expense as a percent
      of average earning assets...............                        3.68%                                              3.96%
Net interest margin...........................                        4.21%                                              4.71%



(1) Income and yields are reported on a taxable equivalent basis.


                                                                           Union Bankshares Corporation
                                                  Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
                                                  ----------------------------------------------------------------------------------
                                                                              Six Months Ended June 30,
                                                  ----------------------------------------------------------------------------------
                                                                        2000                                  1999
                                                  ----------------------------------------------------------------------------------
                                                                         Interest
                                                           Average       Income/        Yield/              Average
                                                           Balance       Expense         Rate               Balance
                                                  ----------------------------------------------------------------------------------
                                                                                (Dollars in thousands)

 Assets:
 Securities:
       Taxable................................             $ 121,776       $ 4,490       7.42%                $115,527
       Tax-exempt(1)..........................                98,353         3,590       7.34%                  85,977
                                                      -----------------------------                     -----------------
           Total securities...................               220,129         8,080       7.38%                 201,504
 Loans, net...................................               568,881        24,575       8.69%                 488,719
 Federal funds sold ..........................                   422            20       9.53%                   4,175
 Interest-bearing deposits
      in other banks..........................                   972            32       6.62%                   1,344
                                                      -----------------------------                     -----------------
          Total earning assets................               790,404        32,707       8.32%                 695,742
Allowance for loan losses.....................                (7,092)                                           (6,887)
Total non-earning assets......................                65,454                                            81,625
                                                      ---------------                                   -----------------
Total assets..................................             $ 848,766                                          $770,480
                                                      ===============                                   =================

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking................................               100,076         1,056       2.12%                $ 84,775
      Regular savings.........................                57,881           688       2.39%                  58,804
      Money market savings....................                62,567         1,016       3.27%                  64,024
Certificates of deposit:
      $100,000 and ove........................               105,473         2,853       5.44%                  90,913
      Under $100,000..........................               254,342         6,937       5.48%                 236,648
                                                      -----------------------------                     -----------------
          Total interest-bearing
               deposits.......................               580,339        12,550       4.35%                 535,164
Other borrowings .............................               113,546         3,512       6.22%                  61,260
                                                      -----------------------------                     -----------------
          Total interest-bearing
               liabilitie.....................               693,885        16,062       4.66%                 596,424

Non-interest bearing liabilities:
      Demand deposits.........................                83,301                                            81,328
      Other liabilities.......................                 2,879                                            18,984
                                                      ---------------                                   ----------------
          Total liabilities...................               780,065                                           696,736
Stockholders' equity..........................                68,701                                            73,744
                                                      ---------------                                   ----------------
Total liabilities and
      stockholders' equity....................             $ 848,766                                          $770,480
                                                      ===============                                   ================

Net interest income...........................                            $ 16,645
                                                                     ==============

Interest rate spread..........................                                           3.66%
Interest expense as a percent
      of average earning assets...............                                           4.09%
Net interest margin...........................                                           4.23%



                                                                            Union Bankshares Corporation
                                                 Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
                                                 -----------------------------------------------------------------------------------
                                                                              Six Months Ended June 30,
                                                 -----------------------------------------------------------------------------------
                                                            1999                                               1998
                                                 -----------------------------------------------------------------------------------
                                                        Interest                                               Interest
                                                        Income/          Yield/                  Average       Income/      Yield/
                                                        Expense          Rate                    Balance       Expense      Rate
                                                 -----------------------------------------------------------------------------------
                                                                                     (Dollars in thousands)

 Assets:
 Securities:
       Taxable................................          $ 3,453           6.03%                  $ 94,446      $ 3,017       6.44%
       Tax-exempt(1)..........................            3,327           7.80%                    72,616        2,900       8.05%
                                                   -------------                            ---------------------------
           Total securities...................            6,780           6.79%                   167,062        5,917       7.14%
 Loans, net...................................           20,788           8.58%                   432,005       19,721       9.21%
 Federal funds sold ..........................               88           4.25%                     8,767          299       6.88%
 Interest-bearing deposits
      in other banks..........................               29           4.35%                     1,206           46       7.69%
                                                   -------------                            ---------------------------
          Total earning assets................           27,685           8.02%                   609,040       25,983       8.60%
Allowance for loan losses.....................                                                     (5,028)
Total non-earning assets......................                                                     60,806
                                                                                            --------------
Total assets..................................                                                   $664,818
                                                                                            ==============

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking................................              871           2.07%                  $ 69,318          818       2.38%
      Regular savings.........................              789           2.71%                    57,042          861       3.04%
      Money market savings....................            1,076           3.39%                    59,171        1,012       3.45%
Certificates of deposit:
      $100,000 and ove........................            2,349           5.21%                    66,245        1,784       5.43%
      Under $100,000..........................            6,257           5.33%                   215,790        5,984       5.59%
                                                   -------------                            ---------------------------
          Total interest-bearing
               deposits.......................           11,342           4.27%                   467,566       10,459       4.51%
Other borrowings .............................            1,524           5.02%                    49,105        1,392       5.72%
                                                   -------------                            ---------------------------
          Total interest-bearing
               liabilitie.....................           12,866           4.35%                   516,671       11,851       4.63%

Non-interest bearing liabilities:
      Demand deposits.........................                                                     72,846
      Other liabilities.......................                                                      5,203
                                                                                            --------------
          Total liabilities...................                                                    594,720
Stockholders' equity..........................                                                     70,098
                                                                                            --------------
Total liabilities and
      stockholders' equity.....................                                                  $664,818
                                                                                            ==============

Net interest income...........................         $ 14,819                                               $ 14,132
                                                   =============                                          =============

Interest rate spread..........................                            3.67%                                              3.98%
Interest expense as a percent
      of average earning assets...............                            3.71%                                              3.90%
Net interest margin...........................                            4.30%                                              4.65%




      (1) Income and yields are reported on a taxable equivalent basis.

Provision for Loan Losses

   The provision for loan losses totaled $581,000 for the second quarter of 2000, down from $751,000 for the second quarter of 1999. For the first six months of 2000, the provision was $1,145,000 versus $1,513,000 for the same period in 1999. The provision for loan losses for the first quarter and first six months of 1999 included $350,000 related to a single credit relationship. These provisions reflect the performance of the loan portfolio and management's assessment of the credit risk in the portfolio. (See Asset Quality)


Noninterest Income

   Noninterest income for the three months ended June 30, 2000 totaled $3.2 million, down from $3.8 million for the same period a year ago. This decrease is due principally to the decrease in income from gains on sales of loans in the mortgage banking segment which decreased $965,000 totaling $1.6 million for the second quarter versus $2.5 million for the second three months of 1999. All other categories of noninterest income for second quarter 2000 increased over the same period in 1999 with deposit service charges up $173,000 and other service charges and fees up $157,000, reflecting deposit growth and initiatives to enhance fee income. Management continues to seek additional sources of noninterest income, including increased emphasis on cross-selling services and better leveraging the financial services available throughout the organization.

Noninterest Expense

Noninterest expense in the second quarter of 2000 totaled $8.1 million, a decrease of $307,000 over the same period in 1999. Personnel costs comprised $167,000 of the decrease and include a decline of $587,000 for the mortgage banking segment. Occupancy expense was up $32,000 and furniture & equipment expense was up $151,000 while Other operating expenses were down $323,000 over last year's second quarter. The increases reflect depreciation expenses for major technology investments made in the second and third quarters of 1999. The decrease in salary and other expenses reflect the volume declines and cost reductions initiatives in the mortgage segment.


Financial Condition
-------------------

   Total assets as of June 30, 2000 were $882.9 million, an increase of 9.41% from $807.0 million at June 30, 1999. Asset growth was fueled by loan growth, as loans totaled $576 million at June 30, 2000, an increase of 13.8% from $506 million at June 30, 1999. Stockholders' equity totaled $70.5 million at June 30, 2000, which represents a book value of $9.37 per share.

   Deposit growth was strong as the banks continued to increase market share but was outpaced by the loan growth. Total deposits at June 30, 2000 were $686.9 million, up 7.8% from $636.9 million at June 30, 1999. Other borrowings totaled $118.7 million at June 30, 2000, a 48.8% increase over $79.8 million at June 30, 1999. As a result of the loan growth, the Company utilizes other borrowings to fund the excess growth which compresses the net interest margin but increases net interest income. The Company also periodically engages in wholesale leverage transactions to better leverage its capital position. The increases in other borrowings reflect about $25 million in net leverage transactions over the last five quarters. These wholesale leverage transactions have typically been executed at spreads of approximately 150 to 200 basis points and, although they have negatively impacted the Company's net interest margin (as a percentage), they have had a positive effect on earnings and return on equity.

   Continued competition for deposits, particularly as it impacts certificate of deposit rates, is reflected in the deposit mix. Management continues to focus on increasing lower cost deposit products, including noninterest bearing demand deposits and savings accounts and effective management of competitive rates on interest sensitive products. Increased competition for funds, by banks seeking to fund strong loan growth and by non-banks, continues to contribute to a narrowing of the net interest margin, which has been largely offset by increases in the volume of earning assets.

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

   The allowance for loan losses totaled $7.6 million at June 30, 2000 or 1.32% of total loans, as compared to 1.22% at December 31, 1999 and 1.44% at June 30, 1999.

                                            June 30,   December 31,  June 30,
                                              2000         1999       1999
                                            ------        ------      ------
                                                  (dollars in thousands)

   Non-accrual loans                        $1,694         $1,487     $2,484
   Foreclosed properties                     1,774          2,016      1,742
                                            ------         ------     ------
   Non-performing assets                    $3,468         $3,503     $4,226
                                            ======         ======     ======

   Allowance for loan losses                $7,594         $6,617     $7,303
   Allowance as % of total loans              1.32%          1.22%      1.44%
   Non-performing assets to loans
       and foreclosed properties               .60%           .64%       .83%

At June 30, 1999, the allowance for loan losses included reserves of approximately $1.4 million related to a single credit relationship totaling approximately $1.8 million. Management has previously restructured this credit with the borrowers in an attempt to work out repayment of this debt, but collection is uncertain and accordingly, in late 1999, $1.1 million of this credit was charged off against previously established reserves.

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

   At June 30, 2000, the Company's ratio of total capital to risk-weighted assets was 11.55% and its ratio of Tier 1 capital to risk-weighted assets was 10.41%. Both ratios exceed the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at June 30, 2000 (dollars in thousands):

   Tier 1 capital                      $ 69,568
   Tier 2 capital                         7,594
   Total risk-based capital              77,162
   Total risk-weighted assets           668,336

   Capital Ratios:
   Tier 1 risk-based capital ratio         10.4%
   Total risk-based capital ratio          11.6%
   Leverage ratio (Tier I capital to
     average adjusted total assets)         8.0%
   Equity to assets ratio                   8.0%




   The Company's book value per share at June 30, 2000 was $9.37. Dividends to stockholders are typically declared and paid semi-annually in June and December.

Liquidity
-----------

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

   At June 30, 2000 cash, interest-bearing deposits in other banks, Federal funds sold, securities available for sale and loans maturing or repricing in one year were 21.0% of total earning assets. At June 30, 2000 approximately $154.8 million or 26.2% of total loans would mature or reprice within the next year. The Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, in addition to deposits, to fund the growth in its loan portfolio, and to fund securities purchases, periodically in wholesale leverage transactions.

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

   The following table represents the interest rate sensitivity on net interest income for the Company using different rate scenarios as of June 30, 2000:


                                    % Change in
      Change in Prime Rate      Net Interest Income
      --------------------      -------------------
       +200 basis points            -2.17%
       Flat                            0
       -200 basis points             +8.35%

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

   The following chart reflects the change in net market value over different rate environments as of June 30, 2000:


                              Change in Net Market Value
Change in Prime Rate            (dollars in thousands)
--------------------          --------------------------
   +200 basis points                 $-42,271
   +100 basis points                  -25,343
   Flat                                 6,696
   -100 basis points                   11,110
   -200 basis points                   27,633


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

                                                Union Bankshares Corporation
                                                 ----------------------------
                                                          (Registrant)


   August 14, 2000                ______________________________________
        (Date)                       G. William Beale,
                                     President, Chief Executive Officer
                                              and Director


  August 14, 2000
        (Date)                    ______________________________________
                                     D. Anthony Peay,
                                     Vice President and Chief Financial Officer

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                               Index to Exhibits
                            Form 10-Q /June 30, 2000


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
