Form 10-Q
period 2000-09-30
UNION BANKSHARES CORP
filed 2000-11-14
CIK 883948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

   YES    X      NO
        ---         ----

   As of November 10, 2000, Union Bankshares Corporation had 7,515,332 shares of Common Stock outstanding.

                          UNION BANKSHARES CORPORATION
                                    FORM 10-Q
                               September 30, 2000

                                      INDEX
                                      -----

PART 1 - FINANCIAL INFORMATION                                                                                               Page


Item 1 -    Financial Statements

   Consolidated Balance Sheets as of September 30, 2000 and 1999 (Unaudited)
   and December 31, 1999 (Audited).........................................................................................     1

   Consolidated Statements of Income (Unaudited)
   For the three months and nine months ended September 30, 2000 and 1999..................................................     2

   Consolidated Statements of Changes in Stockholders' Equity  (Unaudited)
   For the nine months ended September 30, 2000 and 1999...................................................................     3

   Consolidated Statements of Cash Flows  (Unaudited)
   For the nine months ended September 30, 2000 and 1999...................................................................     4

   Notes to Consolidated Financial Statements (Unaudited)..................................................................   5-9

Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of  Operations.......................................................................... 10-18

Item 3 - Quantitative and Qualitative Disclosures about Market Risk........................................................   19


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K..................................................................................   20

Signatures.................................................................................................................   21

Index to Exhibits..........................................................................................................   22


PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                September 30,     December 31,    September 30,
 ASSETS                                                                             2000             1999             1999
                                                                                    ----             ----             ----
                                                                                 (Unaudited)                       (Unaudited)
 Cash and cash equivalents:
      Cash and due from banks                                                  $       18,647    $      18,804    $      19,187
      Interest-bearing deposits in other banks                                          1,433              867              805
      Federal funds sold                                                                   19              248                -
                                                                                --------------   --------------   --------------

              Total cash and cash equivalents                                          20,099           19,919           19,992
                                                                                --------------   --------------   --------------

 Securities available for sale, at fair value                                         198,273          201,721          204,537
 Investment securities
      fair value of $5,962; $9,518 and $10,512 , respectively                           5,966            9,578           10,205
                                                                                --------------   --------------   --------------
              Total securities                                                        204,239          211,299          214,742
                                                                                --------------   --------------   --------------

 Loans held for sale                                                                   15,599            6,680            6,459
                                                                                --------------   --------------   --------------

 Loans, net of unearned income                                                        580,285          543,367          526,681
      Less allowance for loan  losses                                                   7,857            6,617            7,677
                                                                                --------------   --------------   --------------

              Net loans                                                               572,428          536,750          519,004
                                                                                --------------   --------------   --------------

 Bank premises and equipment, net                                                      20,466           21,458           22,141
 Other real estate owned                                                                1,703            2,016            2,126
 Other assets                                                                          23,334           23,705           22,677
                                                                                --------------   --------------   --------------

              Total assets                                                     $      857,868    $     821,827    $     807,141
                                                                                ==============   ==============   ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Noninterest-bearing demand deposits                                           $       90,056    $      79,048    $      83,143
 Interest-bearing deposits:
      Savings accounts                                                                 55,466           58,209           61,287
      NOW accounts                                                                     97,361           95,882           91,858
      Money market accounts                                                            61,380           63,249           61,268
      Time deposits of $100,000 and over                                              108,085          107,654           93,547
      Other time deposits                                                             261,976          242,824          233,875
                                                                                --------------   --------------   --------------

              Total interest-bearing deposits                                         584,268          567,818          541,835
                                                                                --------------   --------------   --------------

              Total deposits                                                          674,324          646,866          624,978
                                                                                --------------   --------------   --------------

 Short-term borrowings                                                                 22,653           39,159           53,363
 Long-term borrowings                                                                  80,123           54,420           47,105
 Other liabilities                                                                      6,210           12,588           11,881
                                                                                --------------   --------------   --------------

              Total liabilities                                                       783,310          753,033          737,327
                                                                                --------------   --------------   --------------
 Stockholders' equity:
      Common stock, $2 par value.  Authorized 24,000,000 shares;
        issued and outstanding, 7,515,332; 7,487,829 and 7,475,220 shares,
        respectively                                                                   15,031           14,976           14,950
      Surplus                                                                             411              163                -
      Retained earnings                                                                62,316           58,603           58,344
      Accumulated other comprehensive income (losses)                                  (3,200)          (4,948)          (3,480)
                                                                                --------------   --------------   --------------

              Total stockholders' equity                                               74,558           68,794           69,814
                                                                                --------------   --------------   --------------

              Total liabilities and stockholders' equity                       $      857,868    $     821,827    $     807,141
                                                                                ==============   ==============   ==============

 See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  (dollars in thousands, except per share data)

                                                                     Three Months Ended                   Nine Months Ended
                                                                        September 30                         September 30
                                                                 -----------------------------    ----------------------------------
                                                                   2000             1999              2000                1999
                                                                   ----             ----              ----                ----
 Interest income:
     Interest and fees on loans                                 $    12,992     $      11,080     $      37,567      $       31,820
     Interest on securities:
        Nontaxable                                                    1,233             1,180             3,710               3,375
        Taxable                                                       2,315             2,010             6,805               5,466
     Interest on Federal funds sold                                      37                74                57                 162
     Interest on interest-bearing deposits in  other banks               16                12                48                  41
                                                                 -----------    --------------    --------------     ---------------
             Total interest income                                   16,593            14,356            48,187              40,864
                                                                 -----------    --------------    --------------     ---------------

 Interest expense:
     Interest on deposits                                             6,880             5,644            19,430              16,986
     Interest on short-term borrowings                                  610               568             1,966                 897
     Interest on long-term borrowings                                 1,213               941             3,369               2,136
                                                                 -----------    --------------    --------------     ---------------

             Total interest expense                                   8,703             7,153            24,765              20,019
                                                                 -----------    --------------    --------------     ---------------
             Net interest income                                      7,890             7,203            23,422              20,845

 Provision for loan losses                                              522               513             1,667               2,026
                                                                 -----------    --------------    --------------     ---------------
             Net interest income after provision
                 for loan losses                                      7,368             6,690            21,755              18,819
                                                                 -----------    --------------    --------------     ---------------
 Noninterest income:
     Service charges on deposit accounts                                933               786             2,650               2,216
     Other service charges and fees                                     545               441             1,567               1,263
     Gains (losses) on securities transactions, net                  (1,050)               (1)             (964)                 18
     Gains on sales of loans                                          1,496             1,511             4,134               6,340
     Gains (losses) on sales of other real estate owned
        and bank premises, net                                           71               (15)               76                 (17)
     Gains on termination of pension plan                             1,087                 -             1,087                   -
     Other operating income                                              81               547               293                 950
                                                                 -----------    --------------    --------------     ---------------

             Total noninterest income                                 3,163             3,269             8,843              10,770
                                                                 -----------    --------------    --------------     ---------------

 Noninterest expenses:
     Salaries and benefits                                            4,957             4,869            14,432              14,376
     Occupancy expenses                                                 576               610             1,737               1,528
     Furniture and equipment expenses                                   730               604             2,201               1,657
     Other operating expenses                                         2,079             2,375             6,166               6,727
                                                                 -----------    --------------    --------------     ---------------

             Total noninterest expenses                               8,342             8,458            24,536              24,288
                                                                 -----------    --------------    --------------     ---------------

 Income before income taxes                                           2,189             1,501             6,062               5,301
 Income tax expense                                                     292               119               850                 772
                                                                 -----------    --------------    --------------     ---------------

             Net income                                         $     1,897     $       1,382  $          5,212   $           4,529
                                                                 ===========    ==============    ==============     ===============

 Basic net income per share                                     $      0.25     $        0.18  $           0.69   $            0.60
                                                                 ===========    ==============    ==============     ===============
 Diluted net income per share                                   $      0.25     $        0.18  $           0.69   $            0.60
                                                                 ===========    ==============    ==============     ===============
 Dividends per share                                            $         -     $           -  $           0.20   $            0.20
                                                                 ===========    ==============    ==============     ===============

 See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Changes In Stockholders' Equity (Unaudited) NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(dollars in thousands)



                                                                                     Common                    Retained
                                                                                      Stock       Surplus      Earnings
                                                                                      -----       -------      --------
Balance - December 31, 1998                                                         $ 15,015        $ 311     $ 55,690

Comprehensive income:
     Net income - for nine months ended September 30, 1999                                                       4,529
     Other comprehensive income net of tax:
     Unrealized holding losses arising during the period (net of tax,  $2,994)
     Reclassification adjustment (net of tax, $6 )


     Other comprehensive income  (net of tax, $3,000)


Total comprehensive income

Cash dividends - 1999 ($.40 per share semi annually)                                                            (1,495)
Issuance of common stock under Dividend Reinvestment Plan (10,848 shares)                 22          145
Stock repurchased under Stock Repurchase Plan (104,912 shares)                          (210)      (1,704)           -
Discretionary transfer of retained earnings to surplus                                                367         (367)
Issuance of common stock under Incentive Stock Option Plan (400 shares)                    1            4            -
Issuance of common stock in exchange for net assets in acquisition
  (61,490 shares)                                                                        122          877          (13)
                                                                                 ---------------------------------------
Balance - September 30, 1999                                                        $ 14,950          $ 0     $ 58,344
                                                                                 =======================================

Balance - December 31, 1999                                                         $ 14,976        $ 163     $ 58,603
Comprehensive income:
     Net income - for nine months ended September 30, 2000                                                       5,212
     Other comprehensive income net of tax:
     Unrealized holding losses arising during the period (net of tax,  $572)
     Reclassification adjustment (net of tax, $328)


     Other comprehensive income  (net of tax, $ 900)


Total comprehensive income

Cash dividends - 2000 ($.40 per share semi annually)                                                            (1,499)
Issuance of common stock under Dividend Reinvestment Plan (16,090 shares)                 33          140
Stock repurchased under Stock Repurchase Plan (11,300 shares)                            (23)        (115)
Issuance of common stock under Incentive Stock Option Plan (5040 shares)                  10           22
Issuance of common stock in exchange for net assets in acquisition
  (17,673 shares)                                                                         35          201

                                                                                ----------------------------------------
Balance - September 30, 2000                                                        $ 15,031        $ 411     $ 62,316
                                                                                ========================================

                                                                                   Accumulated
                                                                                      Other
                                                                                  Comprehensive   Comprehensive
                                                                                   Income (Loss)   Income (Loss)     Total
                                                                                  -------------   --------------     -----
Balance - December 31, 1998                                                            $ 2,343                     $ 73,359

Comprehensive income:
     Net income - for nine months ended September 30, 1999                                             $ 4,529        4,529
     Other comprehensive income net of tax:
     Unrealized holding losses arising during the period (net of tax,  $2,994)                          (5,811)
     Reclassification adjustment (net of tax, $6 )                                                         (12)
                                                                                               ----------------
     Other comprehensive income  (net of tax, $3,000)                                   (5,823)         (5,823)      (5,823)
                                                                                               ----------------
Total comprehensive income                                                                            $ (1,294)
                                                                                               ================
Cash dividends - 1999 ($.40 per share semi annually)                                                                 (1,495)
Issuance of common stock under Dividend Reinvestment Plan (10,848 shares)                                               167
Stock repurchased under Stock Repurchase Plan (104,912 shares)                                                       (1,914)
Discretionary transfer of retained earnings to surplus                                                                    -
Issuance of common stock under Incentive Stock Option Plan (400 shares)                                                   5
Issuance of common stock in exchange for net assets in acquisition
  (61,490 shares)                                                                                                       986

                                                                                ----------------                -------------
Balance - September 30, 1999                                                          $ (3,480)                    $ 69,814
                                                                                ================                =============

Balance - December 31, 1999                                                           $ (4,948)                    $ 68,794
Comprehensive income:
     Net income - for nine months ended September 30, 2000                                             $ 5,212        5,212
     Other comprehensive income net of tax:
     Unrealized holding losses arising during the period (net of tax,  $572)                             1,112
     Reclassification adjustment (net of tax, $328)                                                        636
                                                                                               ----------------
     Other comprehensive income  (net of tax, $ 900)                                     1,748           1,748        1,748
                                                                                               ----------------
Total comprehensive income                                                                             $ 6,960            -
                                                                                               ================
Cash dividends - 2000 ($.40 per share semi annually)                                                                 (1,499)
Issuance of common stock under Dividend Reinvestment Plan (16,090 shares)                                               173
Stock repurchased under Stock Repurchase Plan (11,300 shares)                                                          (138)
Issuance of common stock under Incentive Stock Option Plan (5040 shares)                                                 32
Issuance of common stock in exchange for net assets in acquisition
  (17,673 shares)                                                                                                       236

                                                                                ---------------                -------------
Balance - September 30, 2000                                                          $ (3,200)                    $ 74,558
                                                                                ===============                =============

See accompanying notes to consolidated financial statement

                          UNION BANKSHARES CORPORATION
                         AND SUBSIDIARIES Consolidated
                      Statements of Cash Flows (Unaudited)
                  Nine Months Ended September 30, 2000 and 1999
                             (dollars in thousands)

                                                                                  2000            1999
                                                                                  ----            ----
Operating activities:


     Net income                                                            $        5,212  $        4,529
     Adjustments to reconcile net income to net cash and
        cash equivalents used in operating activities:
           Depreciation of bank premises and equipment                              1,802           1,463
           Amortization                                                               426             467
           Provision for loan losses                                                1,667           2,026
           (Gains) losses on sales of securities available for sale                   964            (18)
           (Gains) losses on sale of other real estate owned and fixed               (76)              17
           assets, net
           (Increase)  in loans held for                                          (8,919)         (6,340)
           sale
           Decrease  in other assets                                                  215             194
           Increase (decrease) in other liabilities                               (7,278)           7,706
                                                                              ------------    ------------

                 Net cash and cash equivalents (used in) provided by
                      operating activities                                        (5,987)          10,044
                                                                              ------------    ------------

Investing
activities:
     Net (increase) decrease  in                                                    8,717        (46,379)
     securities
     Net increase in loans                                                       (37,406)        (47,926)
     Acquisition of bank premises and equipment                                     (885)         (3,736)
     Proceeds from sales of bank premises and equipment                               181               -
     Proceeds from sales of other real estate owned                                   337             190
                                                                              ------------    ------------

                 Net cash and cash equivalents used in
                     investing activities                                        (29,056)        (97,851)
                                                                              ------------    ------------

Financing
activities:
     Net increase in noninterest-bearing deposits                                  11,008           1,814
     Net increase in interest-bearing                                              16,450          15,535
     deposits
     Net increase (decrease) in short-term borrowings                            (16,506)          33,887
     Proceeds from long-term borrowings                                            26,000          18,870
     Issuance of common stock                                                         205             172
     Repurchase of common stock                                                     (138)         (1,914)
     Cash dividends paid                                                          (1,499)         (1,495)
     Repayment of long-term borrowings                                              (297)            (90)
                                                                              ------------    ------------

                 Net cash and cash equivalents provided by
                     financing activities                                          35,223          66,779
                                                                              ------------    ------------

Increase (decrease) in cash and cash equivalents                                      180        (21,028)
Cash and cash equivalents at beginning of period                                   19,919          41,020
                                                                              ------------    ------------

Cash and cash equivalents at end of period                                 $       20,099  $       19,992
                                                                              ============    ============

Supplemental Disclosure of Cash Flow Information
     Cash payments for:
        Interest                                                                   19,314          17,522
        Income taxes                                                                  915             825

See accompanying notes to consolidated financial statements.

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2000


1.   ACCOUNTING POLICIES
     -------------------

   The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

   The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

   These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report. Certain previously reported amounts have been reclassified to conform to current period presentation.


2.   ALLOWANCE FOR LOAN LOSSES
     -------------------------

   The following summarizes activity in the allowance for loan losses for the nine months ended September 30, (in thousands):


                                          2000     1999
                                         ------   -----

     Balance, January 1                 $6,617   $ 6,407
     Provisions charged to operations    1,667     2,026
     Recoveries credited to allowance      266       263
     Loans charged off                    (693)   (1,019)
                                         -----   -------
     Balance, September 30              $7,857   $ 7,677
                                        ======   =======

3.  Earnings Per Share
    ------------------

   Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Weighted average shares used for the computation of basic EPS were 7,515,332 and 7,475,220 for the three months ended September 30, 2000 and 1999. Weighted average shares used for the computation of basic EPS were 7,504,579 and
   7,499,309 for the nine months ended September 30, 2000 and 1999.   Diluted
   EPS is computed using the weighted number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. Weighted average shares used for the computation of diluted EPS were 7,515,332 and 7,495,991 for the three months ended September 30, 2000 and 1999. Weighted average shares used for the computation of diluted EPS were 7,506,711 and 7,530,415 for the nine months ended September 30, 2000 and 1999. At September 30, 2000 stock options representing 241,756 shares were anti-dilutive and were not considered in the computation of EPS.



4.  SEGMENT REPORTING DISCLOSURES
    -----------------------------

   Union Bankshares Corporation has two reportable segments: its traditional full service community banks and its mortgage loan origination business. The community bank business includes four banks which provide loan, deposit, investment, and trust services to retail and commercial customers throughout their locations in Virginia. Through its mortgage subsidiary, the Company provides a variety of mortgage loan products in a multi-state market. These loans are originated and sold principally in the secondary market through purchase commitments from investors, which subject the company to only de minimis market risk.

   Profit and loss is measured by net income after taxes including realized gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process.

   Both of the Company's reportable segments are service based. The banks provide a distribution and referral network to their customers for the mortgage services. Due largely to the lack of overlapping geographic markets, the mortgage company does not offer a similar network for the banks. Another major distinction between the segments is the source of income. The mortgage business is a fee based business while the banks are driven principally by net interest income.

   Information about reportable segments and reconciliation of such information to the consolidated financial statements as of September 30, 2000 and September 30, 1999 follows:

Three Months ended September 30, 2000                     Community
                     (in thousands)                         Banks        Mortgage        Other      Elimination    Consolidated
                                                          ---------      --------        -----      -----------    ------------
Net interest income                                        $ 7,928           $ 70        $ (108)          $ -           $ 7,890
Provision for loan losses                                      522              -             -             -               522
                                                      --------------------------------------------------------------------------
Net interest income after provision for loan losses          7,406             70          (108)            -             7,368
Noninterest income                                           1,432          1,496         7,746        (7,511)            3,163
Noninterest expense                                          5,791          2,031         2,115        (1,595)            8,342
                                                      --------------------------------------------------------------------------
Income before taxes                                          3,047           (465)        5,523        (5,916)            2,189
Income tax expense (benefit)                                   616           (153)         (171)            -               292
                                                      --------------------------------------------------------------------------
                                                                 -              -             -             -                 -
Net income (loss)                                          $ 2,431         $ (312)      $ 5,694      $ (5,916)          $ 1,897
                                                      ==========================================================================
                                                                                                                              -
Total assets                                              $858,369       $ 16,902      $ 81,432     $ (98,835)        $ 857,868
                                                      ==========================================================================

The following summary reconciles segment profit (loss) to income after taxes (in thousands):

   Net Income
         Segment profit                                        $ 2,119
   Other subsidiary                                                 22
   Parent                                                         (244)
   Intersegment profit elimination                                   -
                                                         --------------
         Net Income                                            $ 1,897
                                                         ==============

Three Months ended September 30, 1999                      Community
                     (in thousands)                          Banks         Mortgage        Other      Elimination    Consolidated
                                                           ---------       --------        -----      -----------    ------------
Net interest income                                         $ 7,488         $ (187)        $ (98)          $ -           $ 7,203
Provision for loan losses                                       513              -             -             -               513
                                                      ---------------------------------------------------------------------------
Net interest income after provision for loan losses           6,975           (187)          (98)            -             6,690
Noninterest income                                            1,128          1,520         6,304        (5,683)            3,269
Noninterest expense                                           5,157          2,363           938                           8,458
                                                      ---------------------------------------------------------------------------
Income before taxes                                           2,946         (1,030)        5,268        (5,683)            1,501
Income tax expense (benefit)                                    601           (291)         (191)            -               119
                                                      ---------------------------------------------------------------------------
                                                                  -              -             -             -                 -
Net income (loss)                                           $ 2,345         $ (739)      $ 5,459      $ (5,683)          $ 1,382
                                                      ===========================================================================
                                                                                                                               -
Total assets                                               $799,346        $ 8,929      $ 78,213     $ (79,347)        $ 807,141
                                                      ===========================================================================

The following summary reconciles segment profit (loss) to income after taxes (in thousands):

   Net Income
         Segment profit                                        $ 1,606
   Other subsidiary                                                 44
   Parent                                                         (268)
   Intersegment profit elimination                                   -
                                                         --------------
         Net Income                                            $ 1,382
                                                         ==============

Nine Months ended September 30, 2000                         Community
                     (in thousands)                            Banks         Mortgage        Other      Elimination    Consolidated
                                                             ---------       --------        -----      -----------    ------------
Net interest income                                           $ 23,658           $ 59        $ (295)          $ -         $ 23,422
Provision for loan losses                                        1,667                                                       1,667
                                                         --------------------------------------------------------------------------
Net interest income after provision for loan losses             21,991             59          (295)                        21,755
Noninterest income                                               3,925          4,134        11,388       (10,604)           8,843
Noninterest expense                                             17,066          6,118         6,036        (4,684)          24,536
                                                         --------------------------------------------------------------------------
Income before taxes                                              8,850         (1,925)        5,057        (5,920)           6,062
Income tax expense (benefit)                                     1,789           (661)         (278)            -              850
                                                         --------------------------------------------------------------------------

Net income (loss)                                              $ 7,061       $ (1,264)      $ 5,335      $ (5,920)         $ 5,212
                                                         ==========================================================================
                                                                                                                                 -
Total assets                                                  $858,369       $ 16,902      $ 81,432     $ (98,835)       $ 857,868
                                                         ==========================================================================

The following summary reconciles segment profit (loss) to income after taxes (in thousands):

   Net Income
         Segment profit                                        $ 5,797
   Other subsidiary                                                115
   Parent                                                         (700)
   Intersegment profit elimination                                   -
                                                         --------------
         Net Income                                            $ 5,212
                                                         ==============


Nine Months ended September 30, 1999                         Community
                     (in thousands)                             Banks        Mortgage        Other      Elimination    Consolidated
                                                             ---------       --------        -----      -----------    ------------
Net interest income                                           $ 21,293         $ (235)       $ (213)          $ -         $ 20,845
Provision for loan losses                                        2,026                                                       2,026
                                                         --------------------------------------------------------------------------
Net interest income after provision for loan losses             19,267           (235)         (213)                        18,819
Noninterest income                                               3,221          6,561         6,671        (5,683)          10,770
Noninterest expense                                             14,891          6,993         2,404             -           24,288
                                                         --------------------------------------------------------------------------
Income before taxes                                              7,597           (667)        4,054        (5,683)           5,301
Income tax expense (benefit)                                     1,547           (223)         (552)            -              772
                                                         --------------------------------------------------------------------------

Net income (loss)                                              $ 6,050         $ (444)      $ 4,606      $ (5,683)         $ 4,529
                                                         ==========================================================================

Total assets                                                  $799,346        $ 8,929      $ 78,213     $ (79,347)       $ 807,141
                                                         ==========================================================================

The following summary reconciles segment profit (loss) to income after taxes (in thousands):

   Net Income
         Segment profit                                        $ 5,606
   Other subsidiary                                                 96
   Parent                                                       (1,173)
   Intersegment profit elimination                                   -
                                                         --------------
         Net Income                                            $ 4,529
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


6.  FORWARD-LOOKING  STATEMENTS
    ----------------------------

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Union Bankshares Corporation (the "Company") is a multi-bank holding company organized under Virginia law which provides financial services through its wholly-owned bank subsidiaries, Union Bank & Trust Company, Northern Neck State Bank, Rappahannock National Bank, Bank of Williamsburg, as well as Union Investment Services, Inc., and Mortgage Capital Investors, Inc. The four subsidiary banks are full service retail commercial banks offering a wide range of banking and related financial services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage and consumer loans. Union Investment Services Inc., is a full service discount brokerage company, which offers a full range of investment services and sells mutual funds, stocks and bonds. Mortgage Capital Investors, Inc., a subsidiary of Union Bank & Trust Company, provides a wide array of mortgage products through its 10 offices in Virginia, Maryland, New Jersey, Connecticut, and South Carolina.

   The Company's primary trade area stretches from Rappahannock County to Fredericksburg, south to Hanover County, east to Williamsburg and throughout the Northern Neck region of Virginia. The corporate headquarters is located in Bowling Green, Virginia. Through its banking subsidiaries, the Company operates 29 branches in its primary trade area. In addition to the primary banking trade area, Mortgage Capital Investors, Inc. expands the Company's mortgage origination business to four additional states.

   The Company has received regulatory approval for the purchase of approximately $5.0 million in deposits from the Kilmarnock branch of First Virginia Bank - Hampton Roads in a divestiture transaction from the Bank of Lancaster. These deposit customers will be served by Northern Neck State Bank's Kilmarnock office. This transaction should close on or about November 10, 2000.

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

Results of Operations
---------------------

   Net income for the third quarter of 2000 was $1.9 million, up from $1.4 million for the same period in 1999. The increase in net income for the period was caused primarily by an increase in net interest income of $687,000 over the same period in 1999. The net interest income increase reflects the growth of
the community banking segment and higher interest rates.   Diluted earnings per
share amounted to $.25 in the third quarter of 2000, as compared to $.18 in the third quarter of 1999. The Company's annualized return on average assets for the third quarter of 2000 was .87% as compared to .68% a year ago. The Company's annualized return on average equity totaled 10.42% and 7.83% for the three months ended September 30, 2000 and 1999, respectively.

   Net income from the Company's community banking segment increased from approximately $2.3 million in the third quarter of 1999 to over $2.4 million in the third quarter of 2000.

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

   The mortgage banking segment continued to suffer from the effects of higher mortgage rates, the inversion in the yield curve and, in some markets, reduced inventories of homes. The mortgage company has reduced its noncommission personnel and closed several marginal loan production offices. The third quarter reflected a slowing of the losses experienced by the mortgage business to $312,000 versus $316,000 in the second quarter of 2000. Despite a reduction of $15,000 in gains on sales of loans, the mortgage banking segment loss for the third quarter of 2000 decreased $427,000 to $312,000 from the $739,000 loss in the third quarter of 1999. The Company is continuing to make adjustments to increase the production volumes and improve operating efficiencies of this segment of our business.

   Net income for the first nine months of 2000 was $5.2 million, up from $4.5 million for the same period in 1999. The increase in net income for the period was caused primarily by an increase in net interest income of $2.6 million and a decrease of $359,000 in the provision for loan losses from the same period in 1999. The net interest income increase reflects the growth of the core banking business and the effect of rising interest rates. Diluted earnings per share amounted to $.69 in the first nine months of 2000, as compared to $.60 in the same period of 1999. The Company's annualized return on average assets for the first nine months of 2000 was .81% as compared to .78% a year ago. The Company's annualized return on average equity totaled 9.93% and 8.35% for the nine months ended September 30, 2000 and 1999, respectively.


Net Interest Income

   Net interest income on a tax-equivalent basis for the third quarter of 2000 increased by 7.7% to $8.4 million from $7.8 million for the same period a year ago. By managing its interest rate spread and increasing the volume of earning assets over interest-bearing liabilities, the Company has been able to maintain a strong net interest margin. Even with an active management of the margin, the cost of funds has risen significantly in this year's third quarter versus last year's. The current interest rate environment and competition for deposits continue to put pressure on net interest margins. In addition, the subsidiary banks have periodically engaged in wholesale leverage transactions to invest in securities by borrowing funds at lower margins of 150 - 200 basis points. Although such transactions increase net income and return on equity, they do reduce the net interest margin. As of September 30, 2000 such transactions
accounted for $25 million of the Company's total borrowings.   Average earning
assets during the third quarter of 2000 increased by $73.1 million to $874.0 million from the third quarter of 1999, while average interest-bearing liabilities grew by $62.9 million to $705.7 million over this same period. The

Company's yield on average earning assets was 8.50%, up 36 basis points from 8.14% a year ago, while its cost of average interest-bearing liabilities increased 48 basis points from 4.42% in third quarter 1999 to 4.90% in third quarter 2000.

In late September, the Company restructured a portion of its securities portfolio, selling $ 20.5 million of its lowest yielding securities at a loss of $1.1 million and reinvesting the proceeds in higher yielding earning assets. It is expected that this transaction will enable the Company to improve its net interest margin in future periods.

                                                              Union Bankshares Corporation
                                          Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
                                      ---------------------------------------------------------------------------------------------
                                                                       Three Months September 30,
                                      ---------------------------------------------------------------------------------------------
                                                        2000                                            1999
                                      ---------------------------------------------------------------------------------------------
                                                      Interest                                        Interest
                                        Average        Income/       Yield/             Average       Income/       Yield/
                                         Balance       Expense         Rate              Balance       Expense       Rate
                                      ---------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
 Assets:
 Securities:
       Taxable . . . . . . . . . . . .    $.125,953       $ 2,315         7.31%            $122,668      $ 2,010        6.50%
       Tax-exempt(1) . . . . . . . . .       97,649         1,787         7.28%              88,963        1,788        7.98%
                                        --------------------------                   ----------------------------
           Total securities . . . . .       223,602         4,102         7.30%             211,631        3,798        7.12%
 Loans, net. . . . . . . . . . . . . .      576,811        12,992         8.96%             516,681       11,080        8.51%
 Federal funds sold . . . . . . . . .         1,075            37        13.68%                 616           74       47.02%
 Interest-bearing deposits
      in other banks . . . . . . . . .        1,042            16         6.11%                 540           12        8.82%
                                        --------------------------                   ----------------------------
          Total earning assets . . . .      802,530        17,147         8.50%             729,468       14,964        8.14%
Allowance for loan losses . . . . . .        (7,811)                                         (7,497)
Total non-earning assets . . . . . . .       79,268                                          84,732
                                      --------------                                 ---------------
Total assets . . . . . . . . . . . . .    $ 873,987                                        $806,703
                                      ==============                                 ===============

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking . . . . . . . . . . . .       99,000           545         2.19%            $ 90,340          479        2.10%
      Regular savings . . . . . . . .        56,178           339         2.40%              61,410          419        2.71%
      Money market savings . . . . . .       61,714           513         3.31%              62,501          490        3.11%
Certificates of deposit:
      $100,000 and over . . . . . . .       109,390         1,615         5.87%              93,230        1,142        4.86%
      Under $100,000 . . . . . . . . .      262,762         3,868         5.86%             235,198        3,114        5.25%
                                      ----------------------------                   ----------------------------
          Total interest-bearing
               deposits . . . . . . .       589,044         6,880         4.65%             542,679        5,644        4.13%
Other borrowings . . . . . . . . . . .      116,648         1,823         6.21%             100,064        1,509        5.98%
                                      ----------------------------                   ----------------------------
          Total interest-bearing
               liabilities . . . . . .      705,692         8,703         4.90%             642,743        7,153        4.42%
                                                    --------------                                  -------------

Non-interest bearing liabilities:
      Demand deposits . . . . . . . .        88,437                                          89,149
      Other liabilities . . . . . . .         7,457                                           2,716
                                      --------------                                 ---------------
          Total liabilities . . . . .       801,586                                         734,608
Stockholders' equity . . . . . . . . .       72,401                                          72,095
                                      --------------                                 ---------------
Total liabilities and
      stockholders' equity . . . . . .    $ 873,987                                        $806,703
                                      ==============                                 ===============

Net interest income . . . . . . . . .                     $ 8,444                                        $ 7,811
                                                    ==============                                  =============

Interest rate spread . . . . . . . . .                                    3.60%                                         3.72%
Interest expense as a percent
      of average earning assets . . .                                     4.31%                                         3.89%
Net interest margin . . . . . . . . .                                     4.19%                                         4.25%


                                                               Union Bankshares Corporation
                                  Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
                                           -----------------------------------------------
                                                  Three Months September 30,
                                           -----------------------------------------------
                                                                                 1999
                                           -----------------------------------------------
                                                                   Interest
                                                      Average      Income/      Yield/
                                                      Balance       Expense       Rate
                                           -----------------------------------------------
                                                             (Dollars in thousands)
 Assets:
 Securities:
       Taxable . . . . . . . . . . . . . .              $ 93,622      $ 1,578       6.69%
       Tax-exempt(1) . . . . . . . . . . .                74,599        1,405       7.47%
                                                   ---------------------------
           Total securities . . . . . . . .              168,221        2,983       7.04%
 Loans, net. . . . . . . . . . . . . . . .               461,579       10,260       8.82%
 Federal funds sold . . . . . . . . . . . .               11,974          121       4.01%
 Interest-bearing deposits
      in other banks . . . . . . . . . . .                 2,227           11       1.96%
                                                   ---------------------------
          Total earning assets . . . . . .               644,001       13,375       8.24%
Allowance for loan losses . . . . . . . . .               (5,319)
Total non-earning assets . . . . . . . . .                57,889
                                                   --------------
Total assets . . . . . . . . . . . . . . .              $696,571
                                                   ==============

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking . . . . . . . . . . . . . .              $ 74,790          455       2.41%
      Regular savings . . . . . . . . . . .               59,388          449       3.00%
      Money market savings . . . . . . . .                62,477          530       3.37%
Certificates of deposit:
      $100,000 and over . . . . . . . . . .               71,041          968       5.41%
      Under $100,000 . . . . . . . . . . .               231,804        3,243       5.55%
                                                   ---------------------------
          Total interest-bearing
               deposits . . . . . . . . . .              499,500        5,645       4.48%
Other borrowings . . . . . . . . . . . . .                42,256          593       5.57%
                                                   ---------------------------
          Total interest-bearing
               liabilities . . . . . . . .               541,756        6,238       4.57%
                                                                 -------------

Non-interest bearing liabilities:
      Demand deposits . . . . . . . . . . .               76,838
      Other liabilities . . . . . . . . . .                6,657
                                                   --------------
          Total liabilities . . . . . . . .              625,251
Stockholders' equity . . . . . . . . . . .                71,320
                                                   --------------
Total liabilities and
      stockholders' equity . . . . . . . .              $696,571
                                                   ==============

Net interest income . . . . . . . . . . . .                           $ 7,137
                                                                 =============

Interest rate spread . . . . . . . . . . .                                          3.67%
Interest expense as a percent
      of average earning assets . . . . . .                                         3.84%
Net interest margin . . . . . . . . . . . .                                         4.39%



(1) Income and yields are reported on a taxable equivalent basis.


                                                                            Union Bankshares Corporation
                                                  Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
                                                  ----------------------------------------------------------------------------------
                                                                             Nine Months Ended September 30,
                                                  ----------------------------------------------------------------------------------
                                                                        2000                                 1999
                                                  ----------------------------------------------------------------------------------
                                                                      Interest                             Interest
                                                        Average        Income/       Yield/     Average     Income/    Yield/
                                                         Balance       Expense         Rate     Balance     Expense     Rate
                                                  ----------------------------------------------------------------------------------
                                                                                  (Dollars in thousands)
 Assets:
 Securities:
       Taxable . . . . . . . . . . . . . . . . . .      $ 123,179     $   6,805       7.38%   $ 117,934   $   5,466     6.20%
       Tax-exempt(1) . . . . . . . . . . . . . . .         98,116         5,376       7.32%      86,984       5,113     7.86%

           Total securities  . . . . . . . . . . .        221,295        12,181       7.35%     204,918      10,579     6.90%
 Loans, net  . . . . . . . . . . . . . . . . . . .        571,543        37,567       8.78%     498,142      31,820     8.54%
 Federal funds sold  . . . . . . . . . . . . . . .            642            57      11.86%       2,976         162     7.28%
 Interest-bearing deposits
      in other banks . . . . . . . . . . . . . . .            995            48       6.44%       1,073          41     5.11%

          Total earning assets . . . . . . . . . .        794,475        49,853       8.38%     707,109      42,602     8.06%
Allowance for loan losses  . . . . . . . . . . . .         (7,333)                               (7,093)
Total non-earning assets . . . . . . . . . . . . .         70,092                                82,672
                                                        ---------                             ---------

Total assets . . . . . . . . . . . . . . . . . . .      $ 857,234                             $ 782,688
                                                        =========                             =========


Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking . . . . . . . . . . . . . . . . . .         99,715         1,601       2.14%   $  86,651       1,350     2.08%$
      Regular savings  . . . . . . . . . . . . . .         57,309         1,027       2.39%      59,682       1,208     2.71%
      Money market savings . . . . . . . . . . . .         62,280         1,528       3.28%      63,511       1,565     3.29%
Certificates of deposit:
      $100,000 and over  . . . . . . . . . . . . .        106,788         4,468       5.59%      91,694       3,491     5.09%
      Under $100,000 . . . . . . . . . . . . . . .        257,170        10,806       5.61%     236,159       9,372     5.31%
                                                        ---------     ---------               ---------     -------     ----

          Total interest-bearing
               deposits  . . . . . . . . . . . . .        583,262        19,430       4.45%     537,697      16,986     4.22%
Other borrowings . . . . . . . . . . . . . . . . .        114,588         5,335       6.22%      74,337       3,033     5.46%
                                                        ---------     ---------               ---------     -------     ----
          Total interest-bearing
               liabilities . . . . . . . . . . . .        697,850        24,765       4.74%     612,034      20,019     4.37%

Non-interest bearing liabilities:
      Demand deposits  . . . . . . . . . . . . . .         85,025                                83,964
      Other liabilities  . . . . . . . . . . . . .          4,416                                13,502
                                                        ---------                             ---------
          Total liabilities  . . . . . . . . . . .        787,291                               709,500
Stockholders' equity . . . . . . . . . . . . . . .         69,943                                73,188
                                                        ---------                             ---------

Total liabilities and
      stockholders' equity . . . . . . . . . . . .      $ 857,234                             $ 782,688
                                                        =========                             =========


Net interest income  . . . . . . . . . . . . . . .                    $  25,088                             22,583
                                                                      =========                             ======

Interest rate spread . . . . . . . . . . . . . . .                                    3.64%                             3.69%
Interest expense as a percent
      of average earning assets . . . . . . . . .                                     4.16%                             3.79%
Net interest margin . . . . . . . . . . . . . . .                                     4.22%                             4.27%

                                                                            Union Bankshares Corporation
                                                  Average Balances, Income and Expenses, Yields and Rates (Taxable Equivalent Basis)
                                                  ----------------------------------------------------------------------------------
                                                                             Nine Months Ended September 30,
                                                  ----------------------------------------------------------------------------------
                                                                      1998
                                                 -------------------------------------------
                                                                     Interest
                                                        Average      Income/         Yield/
                                                        Balance       Expense         Rate
                                                 -------------------------------------------
                                                       (Dollars in thousands)
 Assets:
 Securities:
       Taxable . . . . . . . . . . . . . . . . . . $  93,858   $   4,575              6.52%
       Tax-exempt(1) . . . . . . . . . . . . . . .    72,959       4,306              7.89%
                                                   ---------   ---------              ------
           Total securities . . . . . . . . . . . .  166,817       8,881              7.12%
 Loans, net  . . . . . . . . . . . . . . . . . . .   441,699      30,010              9.08%
 Federal funds sold . . . . . . . . . . . . . . .     10,384         420              5.41%
 Interest-bearing deposits
      in other banks . . . . . . . . . . . . . . .     1,652          58              4.69%
                                                   ---------   ---------              ------
          Total earning assets . . . . . . . .       620,552      39,369              8.48%
Allowance for loan losses . . . . . . . . . .         (5,121)
Total non-earning assets . . . . . . . . .            60,197
                                                   ---------
Total assets . . . . . . . . . . . . . . . . . . . $ 675,628
                                                   =========

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking . . . . . . . . . . . . . . . . . . $  71,090       1,274              2.40%
      Regular savings . . . . . . . . . . . . . . .   57,686       1,314              3.05%
      Money market savings . . . . . . . . . .        60,311       1,542              3.42%
Certificates of deposit:
      $100,000 and over . . . . . . . . . . . . . .   68,424       2,774              5.42%
      Under $100,000 . . . . . . . . . . . . . . .   221,061       9,233              5.58%
                                                   ---------   ---------              -----
          Total interest-bearing
               deposits . . . . . . . . . . . . . .  478,572      16,137              4.51%
Other borrowings . . . . . . . . . . . . . . . . .    46,902       1,985              5.66%
                                                   ---------   ---------             ------
          Total interest-bearing
               liabilities . . . . . . . . . . . .   525,474      18,122              4.61%

Non-interest bearing liabilities:
      Demand deposits . . . . . . . . . . . . . .     74,344
      Other liabilities . . . . . . . . . . . . . .    6,157
                                                   ---------
          Total liabilities . . . . . . . . . . . .  605,975
Stockholders' equity . . . . . . . . . . . . . .      69,653
                                                   ---------
Total liabilities and
      stockholders' equity . . . . . . . . . . .   $ 675,628
                                                  ==========

Net interest income . . . . . . . . . . . . . .                $  21,247
                                                               ==========

Interest rate spread . . . . . . . . . . . . . . .                                    3.87%
Interest expense as a percent
      of average earning assets . . . . . . . . .                                     3.90%
Net interest margin . . . . . . . . . . . . . . .                                     4.58%



      (1) Income and yields are reported on a taxable equivalent basis.

Provision for Loan Losses

   The provision for loan losses totaled $522,000 for the third quarter of 2000, up from $513,000 for the third quarter of 1999. For the first nine months of 2000, the provision was $1,667,000 versus $2,026,000 for the same period in 1999. The provision for loan losses for the first quarter and first nine months of 1999 included $350,000 related to a single credit relationship. These provisions reflect the performance of the loan portfolio and management's assessment of the credit risk in the portfolio. (See Asset Quality)


Noninterest Income

   Noninterest income for the three months ended September 30, 2000 totaled $3.2 million, down from $3.3 million for the same period a year ago. Gains on sales of loans in the mortgage banking segment decreased $15,000 versus the same period in 1999. Service charges on deposit accounts increased $147,000 and other service charges and fees increased $104,000, reflecting deposit growth and initiatives to enhance fee income. During the third quarter, the Company completed the termination of its pension plan with the final distribution of funds to the participants. In connection with this transaction a nonrecurring gain on termination of $1.1 million was recognized. The termination of the pension plan allowed the Company to modify its compensation structure, providing employees with more current cash compensation and allowing them more flexibility and direct control of their deferred compensation. Management continues to seek additional sources of noninterest income, including increased emphasis on cross-selling services and better leveraging the financial services available throughout the organization.

Noninterest Expense

Noninterest expense in the third quarter of 2000 totaled $8.3 million, a decrease of $116,000 over the same period in 1999. Personnel costs rose $88,000 over last year's third quarter. Occupancy expense was down $34,000 and furniture & equipment expense was up $126,000. Other operating expenses were down $296,000 over last year's third quarter. The increases reflect depreciation expenses for major technology investments made in the second and third quarters of 1999. The decrease in other expenses are the result of volume declines and cost reduction initiatives in the mortgage segment and consolidation of operating functions at the parent company level.


Financial Condition
-------------------

   Total assets as of September 30, 2000 were $857.9 million, an increase of 6.3% from $807.1 million at September 30, 1999. Asset growth was fueled by loan growth, as loans totaled $580.3 million at September 30, 2000, an increase of 10.2% from $526.7 million at September 30, 1999. The securities portfolio declined to $204.2 million in the third quarter of 2000 versus $214.7 for the same period in 1999. This was the result of the portfolio restructuring. Stockholders' equity totaled $74.6 million at September 30, 2000, which represents a book value of $9.92 per share.

   Deposit growth was good as the banks continued to increase market share. Total deposits at September 30, 2000 were $674.3 million, up 7.9% from $625.0 million at September 30, 1999. Other borrowings totaled $102.7 million at September 30, 2000, a 2.2% increase over $100.4 million at September 30, 1999. As a result of the loan growth over the period, the Company utilizes other borrowings to fund the excess growth which compresses the net interest margin but increases net interest income. The Company also periodically engages in wholesale leverage transactions to better leverage its capital position. The increases in other borrowings reflect about $25 million in net leverage transactions over the last five quarters. These wholesale leverage transactions have typically been executed at spreads of approximately 150 to 200 basis points and, although they have negatively impacted the Company's net interest margin (as a percentage), they have had a positive effect on earnings and return on equity.

   Continued competition for deposits, particularly as it impacts certificate of deposit rates, is reflected in the deposit mix. Management continues to focus on increasing lower cost deposit products, including noninterest bearing demand deposits and savings accounts and effective management of competitive rates on interest sensitive products. Increased competition for funds, by banks seeking to fund strong loan growth and by non-bank lending companies, continues to contribute to a narrowing of the net interest margin, which has been largely offset by increases in the volume of earning assets.

Asset Quality
------------------

   The allowance for loan losses is an estimate of an amount adequate to provide for losses inherent in the loan portfolio. General economic trends as well as conditions affecting individual borrowers affect the level of credit losses.
The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and comparison to peer groups.

   The allowance for loan losses totaled $7.9 million at September 30, 2000 or 1.35% of total loans, as compared to 1.22% at December 31, 1999 and 1.46% at September 30, 1999.

                                          September 30,   December 31,   September 30,
                                          -------------   ------------   -------------
                                                2000           1999            1999
                                              ------         ------          ------
                                                   (dollars in thousands)
   Non-accrual loans                           $1,603         $1,487          $2,178
   Foreclosed properties                        1,704          2,016           2,126
                                               ------         ------          ------
   Non-performing assets                       $3,307         $3,503          $4,304
                                               ======         ======          ======

   Allowance for loan losses                   $7,857         $6,617          $7,677
   Allowance as % of total loans                 1.35%          1.22%           1.46%
   Non-performing assets to loans
   and foreclosed properties                      .57%           .64%            .81%

At September 30, 1999, the allowance for loan losses included reserves of approximately $1.4 million related to a single credit relationship totaling approximately $1.8 million. Management had previously restructured this credit with the borrowers in an attempt to work out repayment of this debt, but collection is uncertain and accordingly, in late 1999, $1.1 million of this credit was charged off against previously established reserves.

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

   At September 30, 2000, the Company's ratio of total capital to risk-weighted assets was 12.02% and its ratio of Tier 1 capital to risk-weighted assets was 10.83%. Both ratios exceed the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at September 30, 2000 (dollars in thousands):

   Tier 1 capital                   $ 71,607
   Tier 2 capital                      7,857
   Total risk-based capital           79,464
   Total risk-weighted assets        661,250

 Capital Ratios:
   Tier 1 risk-based capital ratio     10.83%
   Total risk-based capital ratio      12.02%
   Leverage ratio (Tier 1 capital to
   average adjusted total assets)       8.25%
   Equity to assets ratio               9.06%

   The Company's book value per share at September 30, 2000 was $9.92. Dividends to stockholders are typically declared and paid semi-annually in June and December.

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

   At September 30, 2000 cash, interest-bearing deposits in other banks, Federal funds sold, securities available for sale and loans maturing or repricing in one year were 19.8% of total earning assets. At September 30, 2000 approximately $147.0 million or 24.7% of total loans would mature or reprice within the next year. The Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, in addition to deposits, to fund the growth in its loan portfolio, and to fund securities purchases, periodically in wholesale leverage transactions.

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

   The following table represents the interest rate sensitivity on net interest income for the Company using different rate scenarios as of September 30, 2000:

                                   % Change in
      Change in Prime Rate      Net Interest Income
      --------------------      -------------------
       +200 basis points            -1.74%
       Flat                             0
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

   The following chart reflects the change in net market value over different rate environments as of September 30, 2000:

Change in Net Market Value
Change in Prime Rate          (dollars in thousands)
----------------------------  ----------------------
   +200 basis points              $-46,850
   +100 basis points               -29,696
   Flat                            -14,523
   -100 basis points                 5,863
   -200 basis points                21,905

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

   Union Bankshares Corporation
   ----------------------------
   (Registrant)


   November 14, 2000                /s/ G. William Beale,
                                  --------------------------
   (Date)                           G. William Beale,
                                    President, Chief Executive Officer
                                    and Director


   November 14, 2000               /s/  D. Anthony Peay,
                                  --------------------------
   (Date)                            D. Anthony Peay,
                                     Senior Vice President and
                                     Chief Financial Officer

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                               Index to Exhibits
                         Form 10-Q /September 30, 2000


Exhibit
No.                                Description
-------                           -------------

2              Plan of acquisition, reorganization, arrangement,
               liquidation or succession    -                        Not Applicable

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
