Form 10-K405
period 2000-12-31
UNION BANKSHARES CORP
filed 2001-03-30
CIK 883948

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   __________

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                        Commission file number: 0-20293

                          UNION BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

                  VIRGINIA                             54-1598552
       (State or other jurisdiction of              (I.R.S. Employee
        incorporation or organization)             Identification No.)

       212 North Main Street, P.O. Box 446, Bowling Green, Virginia 22427
              (Address or principal executive offices)  (Zip code)

                                 (804) 633-5031
              (Registrant's telephone number including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $2 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates of the registrant as of February 24, 2001 was $84,626,521.

     Number of shares of common stock outstanding as of February 24, 2000 was 7,516,449.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated into Part II of this Form 10-K and portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

                          UNION BANKSHARES CORPORATION
                                   FORM 10-K
                                     INDEX
                                     -----

                                     PART 1

                                                               Page
                                                               ----

Item 1.     Business........................................   1
Item 2.     Properties......................................   8
Item 3.     Legal Proceedings...............................   9
Item 4.     Submission of Matters to a
            Vote of Security Holders........................   9

                                    PART II

Item 5.     Market for Registrant's Common Equity
            and Related Stockholder Matters.................  10
Item 6.     Selected Financial Data.........................  10
Item 7.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations...................................  10
Item 7A.    Quantitative and Qualitative Disclosures
            About Market Risk...............................  11
Item 8.     Financial Statements and
            Supplementary Data..............................  12
Item 9.     Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure............................  12

                                    PART III

Item 10.    Directors and Executive Officers................  13
Item 11.    Executive Compensation..........................  14
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management...........................  14
Item 13.    Certain Relationships and Related
            Transactions....................................  14

                                    PART IV

Item 14.    Exhibits, Financial Statements Schedules
            and Reports on Form 8-K.........................  15

                                     PART I
Item 1. - Business

GENERAL

     Union Bankshares Corporation (the "Company") is a multi-bank holding company organized under Virginia law which is headquartered in Bowling Green, Virginia. The Company is committed to the delivery of financial services through its four affiliated community banks, Union Bank & Trust Company ("Union Bank"), Northern Neck State Bank ("Northern Neck Bank"), Rappahannock National Bank ("Rappahannock Bank") and the Bank of Williamsburg (collectively, the "Subsidiary Banks"), and two non-bank financial services affiliates, Union Investment Services, Inc. ("Union Investment") and Mortgage Capital Investors, Inc. ("MCI").

     The Company was formed in connection with the July 1993 merger of Northern Neck Bankshares Corporation with and into Union Bancorp, Inc. On September 1, 1996, King George State Bank and on July 1, 1998, Rappahannock National Bank became wholly-owned subsidiaries of the Company. On February 22, 1999, the Bank of Williamsburg began business as a newly organized bank focused on the Williamsburg market. In June 1999, King George State Bank was merged into Union Bank and ceased to be a subsidiary bank.

     Each of the Subsidiary Banks is a full service retail commercial bank offering a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and loans for commercial, industrial, residential mortgage and consumer purposes. The Subsidiary Banks also issue credit cards and can deliver automated teller machine services through the use of reciprocally shared ATMs in the STAR, CIRRUS and PLUS networks.

     Union Bankshares Corporation had assets of $882 million, deposits of $692 million, and shareholders' equity of $78 million at December 31, 2000. The Company serves, through its Subsidiary Banks, the Virginia counties of Caroline, Hanover, King George, King William, Spotsylvania, Stafford, Richmond, Westmoreland, Essex, Lancaster, Northumberland, the City of Williamsburg, James
City County and the City of Fredericksburg.   Through its Subsidiary Banks, the
Company operated twenty-nine branches in its primary trade area at year end.

     Union Investment has provided securities brokerage and investment advisory services since February 1993. It is a full service brokerage company which offers a wide range of investment services, and sells annuities, mutual funds, bonds and stocks.

     On February 22, 1999, the Company opened the Bank of Williamsburg, a full service bank headquartered in Williamsburg, Virginia. The bank was organized and chartered under the laws of Virginia in February 1999. On March 20, 2000, the Bank of Williamsburg moved into its headquarters located at 5125 John Tyler Parkway in

Williamsburg. The Bank of Williamsburg's primary trade area is Williamsburg and surrounding James City County.

     On February 11, 1999, the Company acquired CMK Corporation t/a "Mortgage Capital Investors," a mortgage loan brokerage company headquartered in Springfield, Virginia, by merger of CMK Corporation into Mortgage Capital Investors, Inc., a wholly owned subsidiary of Union Bank. MCI has offices in Virginia, Maryland and South Carolina and is also licensed to do business in Connecticut, New Jersey, North Carolina and Washington, D.C. MCI provides a variety of mortgage products to customers in those states. The mortgage loans originated by MCI are generally sold in the secondary market through purchase agreements with institutional investors. In addition, some originated loans are sold to one or more of the Subsidiary Banks to meet a bank's current asset/liability management needs and the current credit quality standards. MCI also offers insurance services to its customers through a joint venture with an insurance agency.

     The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business, each as described above. See
Note 17 to the Notes to Consolidated Financial Statements and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included in the Company's 2000 Annual Report to Shareholders for certain financial and other information about each of the Company's operating segments.

ACQUISITION PROGRAM

     The Company looks to expand its market area and increase its market share through internal growth, de novo expansion and strategic acquisitions. During 2000, the Company purchased $3.0 million in deposits from Bank of Lancaster in a divestiture sale involving First Virginia Bank - Tidewater. This deposit acquisition, which was consummated on November 11, 2000, represented an opportunity to increase the Company's market share in the Kilmarnock market.

COMPETITION

     The Company experiences competition in all aspects of its business. In its market area, the Company competes with large national and regional financial institutions, savings and loans and other independent community banks, as well as credit unions, mutual funds and life insurance companies. Competition has increasingly come from out-of-state banks through their acquisitions of Virginia-based banks. Competition for deposits and loans is affected by factors such as interest rates offered, the number and location of branches and types of products offered, as well as the reputation of the institution.

SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under both federal and state law. The following description briefly addresses certain provisions of federal and state laws and certain regulations and proposed regulations and the potential impact of such provisions on the Company and its Subsidiary Banks. To the extent statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

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

     The Federal Deposit Insurance Act (the "FDIA") also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of the bank.

     The Company is registered under the bank holding company laws of Virginia. Accordingly, the Company and the Subsidiary Banks are subject to regulation and supervision by the State Corporation Commission of Virginia (the "SCC").

Capital Requirements

     The Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC") and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and each of the Subsidiary Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2000 were 10.72% and 11.82%, respectively, exceeding the minimum requirements.

     In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets) ("Tier 1 leverage ratio"). These guidelines provide for a minimum Tier 1 leverage ratio of 3% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a minimum Tier 1 leverage ratio of 3%, plus an additional cushion of 100 to 200 basis points above the minimum. The leverage ratio of the Company as of December 31, 2000, was 8.46%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

     The Subsidiary Banks are subject to various statutory restrictions on their ability to pay dividends to the Company. Under the current supervisory practices of the Subsidiary Banks' regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year plus retained net profits of the two proceeding years. The payment of dividends by the Subsidiary Banks or the Company may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Subsidiary Banks or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of the Subsidiary Banks, or the Company, could be deemed to constitute such an unsafe or unsound practice.

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

     As an institution with deposits insured by the BIF, the Bank also is subject to insurance assessments imposed by the FDIC. The FDIC has implemented a risk-based assessment schedule, imposing assessments ranging from zero (a minimum of $2,000) to 0.27% of an institution's average assessment base. The actual assessment to be paid by each BIF member is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In 2000, the Subsidiary Banks paid $128,694 in deposit insurance premiums.

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

     GLBA repeals sections 20 and 32 of the Glass-Steagall Act, which separated commercial banking from investment banking, and substantially amends the BHCA, which limited the ability of bank holding companies to engage in the securities and insurance businesses. To achieve this purpose, GLBA creates a new type of company, the "financial holding company." A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including

 . securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and

 .  insurance underwriting, sales and brokerage activities.

A bank holding company may elect to become a financial holding company only if all of its depository institution subsidiaries are well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. For various reasons, the Company has not elected to be treated as a financial holding company under GLBA.

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

     Many of GLBA's provisions, including the customer privacy protection provisions, require the Federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement those respective provisions. Most of the required implementing regulations have been proposed and/or adopted by the bank regulatory agencies as of December 31, 2000. Neither the provisions of GLBA nor the act's implementing regulations as proposed or adopted have had a material impact on the Company's or the Subsidiary Banks' regulatory capital ratios (as discussed above) or ability to continue to operate in a safe and sound manner.

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

     The properties on the following page are those owned or leased by the Company and its subsidiaries as of December 31, 2000.

     Locations
     ---------

Corporate Headquarters
     212 North Main Street, Bowling Green, Virginia

Banking Offices - Union Bank & Trust Company
     211 North Main Street, Bowling Green, Virginia
     Route 1, Ladysmith, Virginia
     Route 301, Port Royal, Virginia
     4540 Lafayette Boulevard, Fredericksburg, Virginia
     Route 1 and Ashcake Road, Ashland, Virginia
     4210 Plank Road, Fredericksburg, Virginia
     10415 Courthouse Road, Fredericksburg, Virginia
     10469 Atlee Station Road, Ashland, Virginia
     700 Kenmore Avenue, Fredericksburg, Virginia
     Route 360, Manquin, Virginia
     9534 Chamberlayne Road, Mechanicsville, Virginia
     Cambridge and Layhill Road, Falmouth, Virginia
     Massaponax Church Road and Route 1, Spotsylvania, Virginia
     Brock Road and Route 3, Fredericksburg, Virginia
     2811 Fall Hill Avenue, Fredericksburg, Virginia
     610 Mechanicsville Turnpike, Mechanicsville, Virginia
     10045 Kings Highway, King George, Virginia
     840 McKinney Blvd., Colonial Beach, Virginia

Banking Offices - Northern Neck State Bank
     5839 Richmond Road, Warsaw, Virginia
     4256 Richmond Road, Warsaw, Virginia
     Route 3, Kings Highway, Montross, Virginia
     Route 17 and Earl Street, Tappahannock, Virginia
     1660 Tappahannock Blvd, Tappahannock, Virginia
     15043 Northumberland Highway, Burgess, Virginia
     284 North Main Street, Kilmarnock, Virginia
     876 Main Street, Reedville, Virginia
     485 Chesapeake Drive, White Stone, Virginia

Banking Office - Rappahannock National Bank
     257 Gay Street, Washington, Virginia

Banking Office - Bank of Williamsburg
     5125 John Tyler Parkway, Williamsburg, Virginia

Union Investment Services, Inc.
     111 Davis Court, Bowling Green, Virginia
     10469 Atlee Station Road, Ashland, Virginia
     2811 Fall Hill Avenue, Fredericksburg, Virginia

Mortgage Capital Investors, Inc.
     5835 Allentown Way, Camp Spring, Maryland
     5440 Jeff Davis Highway, #103, Fredericksburg, Virginia
     3 Hillcrest Drive #A100, Frederick, Maryland
     7501 Greenway Center, Greenbelt, Maryland
     7901 N. Ocean Boulevard, Myrtle Beach, South Carolina
     6330 Newtown Road, #211, Norfolk, Virginia
     6571 Edsall Road, Springfield, Virginia

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

Item 4. - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters

     This information is incorporated herein by reference from the inside back cover of the Annual Report to Shareholders for the year ended December 31, 2000.

Item 6. - Selected Financial Data

     This information is incorporated herein by reference from the section captioned "Selected Financial Data" on page 2 in the Annual Report to Shareholders for the year ended December 31, 2000.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

     With the exception of the information below, the information required under this item is incorporated herein by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 20 in the Annual Report to Shareholders for the year ended December 31, 2000.

LOAN PORTFOLIO

     The following table gives detail of the Company's loan maturities as of December 31, 2000.

                  Remaining Maturities of Selected Loans

                                                                       December 31, 2000
                                                                -----------------------------
                                                                                  Real Estate
                                                                   Commercial    Construction
                                                                 -----------------------------
Within 1 year                                                           $37,918       $28,089

Variable Rate:
           1 to 5 years                                                     749           857
                                                                        -------       -------
           Total                                                            749           857

Fixed Rate:
           1 to 5 years                                                  30,793         3,574
           After 5 years                                                  4,801         1,040

                                                                        -------       -------
           Total                                                         35,594         4,614

                                                                        -------       -------
           Total maturities                                             $74,261       $33,560

ASSET QUALITY - ALLOWANCE/PROVISION FOR LOAN LOSSES

     Union Bankshares maintains a general allowance for loan losses and does not allocate its allowance for loan losses to individual categories for management purposes. The table below shows an allocation among loan categories based upon analysis of the loan portfolio's composition, historical loan loss experience, and other factors and the ratio of the related outstanding loan balances to total loans.

                                                      Allocation of Allowance for Loan Losses

                     2000                   1999                   1998                   1997                  1996
                  -----------------------------------------------------------------------------------------------------------------
                  Allowance  Percent of  Allowance  Percent of  Allowance  Percent of  Allowance  Percent of  Allowance  Percent of
                              Loans in               Loans in               Loans in               Loans in               Loans in
                                Each                   Each                   Each                   Each                   Each
                              Category               Category               Category               Category               Category
                              to Total               to Total               to Total               to Total               to Total
                               Loans                   Loans                  Loans                  Loans                  Loans
                  -----------------------------------------------------------------------------------------------------------------
December 31:                                                                     (Dollars in thousands)
    Commercial,
    financial
    and
    agriculture    $3,369     13.3%        $3,215       13.0%     $3,382       13.4%     $2,433       11.8%     $2,338     11.4%


    Real Estate
    Construction    1,467      5.8%         1,511        6.1%      2,007        7.9%      1,299        7.1%      1,249      3.9%

    Real estate
    mortgage          406     59.3%           264       59.7%        189       60.3%        166       61.1%        160     62.2%

    Consumer &
    other           2,147     21.6%         1,627       21.2%        829       18.4%        900       20.0%        865     22.5%
                  -------------------------------------------------------------------------------------------------------------
                   $7,389    100.0%        $6,617      100.0%     $6,407      100.0%     $4,798      100.0%     $4,612    100.0%


Item 7A. - Quantitative and Qualitative Disclosures About Market Risk

     This information is incorporated herein by reference from the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 13 of the Annual Report to Shareholders for the year ended December 31, 2000.

Item 8. - Financial Statements and Supplementary Data

     This information is incorporated herein by reference from the Consolidated Financial Statements on pages 21 through 40 and the Quarterly Earnings Summary on page 7 of the Annual Report to Shareholders for the year ended December 31, 2000.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Previously reported on October 4, 1999, when the Company filed a Current Report on Form 8-K dated September 27, 1999, to report a change in its certifying accountant from KPMG LLP to Yount, Hyde & Barbour, P.C.

     On October 20, 1999, the Company engaged Cherry, Bekaert & Holland, LLP as independent accountants to audit MCI's year ended December 31, 2000.

                                    PART III

Item 10. - Directors and Executive Officers of the Registrant

     This information, as applicable to directors, is incorporated herein by reference from pages 2 and 3 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2001 ("Proxy Statement") from the section titled "Election of Directors." Executive officers of the Company are listed below:

                                                    Title and Principal Occupation
Name (Age)                                               During Past Five Years
----------                                 ----------------------------------------------
G. William Beale (51)                      President and Chief Executive Officer of the
                                           Company since its inception; President of
                                           Union Bank since 1991.

D. Anthony Peay (41)                       Senior Vice President since 2000 and Vice
                                           President and Chief Financial Officer of the
                                           Company since December 1994.

     Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated herein by reference from page 12 of the Proxy Statement from the section titled "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. - Executive Compensation

     This information is incorporated herein by reference from pages 4 and 6 through 10 of the Proxy Statement from the sections titled "Election of Directors--Directors' Fees" and "Executive Compensation."

Item 12. - Security Ownership of Certain Beneficial Owners and
           Management

     This information is incorporated herein by reference from pages 5-6 of the Proxy Statement from section titled "Ownership of Company Common Stock."

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

                                    PART IV

Item 14. - Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following documents are filed as part of this report:

     (a)(1)  Financial Statements

          The following documents are included in the 2000 Annual Report to Shareholders and are incorporated by reference in this report:

          Consolidated Balance Sheets
          Consolidated Statements of Income
          Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements
          Independent Auditor's Report

          Note: The independent auditor's report for the year ended December 31, 1998 is included in this report as Exhibit 99.0

     (a)(2) Financial Statement Schedules

          All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)    Exhibits

  Exhibit No.                        Description
  -----------                        -----------
     3.1      Articles of Incorporation (incorporate by reference to
              Form S-4 Registration Statement - 33-60458)
     3.2      By-Laws (incorporated by reference to Form S-4
              Registration Statement - 33-60458)
    10.1      Change in Control Employment Agreement of G. William Beale
              (incorporated by reference to the registrant's Annual
              Report on Form 10-K for the year ended December 31, 1996)
    10.2      Employment Agreement of G. William Beale (incorporated by
              reference to the registrant's Annual Report on Form 10-K
              for the year ended December 31, 1999).
    11.0      Statement re: Computation of Per Share Earnings
              (incorporated by reference to note 12 of the notes to
              consolidated financial statements included in the 2000
              Annual Report to Shareholders)
    13.0      2000 Annual Report to Shareholders
    21.0      Subsidiaries of the Registrant
    23.1      Consent of Yount, Hyde & Barbour, P.C.
    23.2      Consent of KPMG LLP
    99.0      Report of KPMG LLP, as the Registrant's independent public accountant for the year ended December 31, 1998.

(b) Reports on Form 8-K
    None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union Bankshares Corporation

By:     /s/ G. William Beale          Date:  March 30, 2001
   ------------------------------     President and Chief Executive Officer
            G. William Beale

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

        Signature             Title
        ---------             -----

/s/ G. William Beale          President, Chief Executive Officer and
-------------------------     Director (principal executive officer)
    G. William Beale

/s/ Frank B. Bradley, III     Director
-------------------------
    Frank B. Bradley, III

/s/ Ronald L. Hicks           Chairman of the Board of Directors
-------------------------
    Ronald L. Hicks

/s/ Charles H. Ryland         Vice Chairman of the Board of Directors
-------------------------
    Charles H. Ryland

/s/ Walton Mahon              Director
-------------------------
    Walton Mahon

/s/ W. Tayloe Murphy, Jr.     Director
-------------------------
    W. Tayloe Murphy, Jr.

/s/ D. Anthony Peay           Senior Vice President and Chief
-------------------------     Financial Officer (principal financial officer)
    D. Anthony Peay

/s/ M. Raymond Piland, III    Director
--------------------------
    M. Raymond Piland, III

/s/ A.D. Whittaker            Director
--------------------------
    A.D. Whittaker

/s/ William M. Wright         Director
--------------------------
    William M. Wright