Form 10-Q
period 2001-03-31
UNION BANKSHARES CORP
filed 2001-05-15
CIK 883948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

                      YES  X      NO
                          ---        ---

    As of May 2, 2001, Union Bankshares Corporation had 7,536,140 shares of Common Stock outstanding.

                          UNION BANKSHARES CORPORATION
                                    FORM 10-Q
                                 March 31, 2001

                                      INDEX
                                      -----

PART 1 - FINANCIAL INFORMATION                                        Page
                                                                      ----

Item 1 -  Financial Statements

    Consolidated Balance Sheets as of March 31, 2001 and 2000
       (Unaudited) and December 31, 2000 (Audited) ....................  1

    Consolidated Statements of Income   (Unaudited)
       For the three months ended March 31, 2001 and 2000 .............  2

    Consolidated Statements of Changes in Stockholders' Equity
       (Unaudited) For the three months ended March 31, 2001 and 2000..  3

    Consolidated Statements of Cash Flows  (Unaudited)
       For the three months ended March 31, 2001 and 2000                4

    Notes to Consolidated Financial Statements (Unaudited)............ 5-8

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............9-15

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...  16


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.............................  18

Signatures............................................................  19

Index to Exhibits.....................................................  20

 PART 1 - FINANCIAL INFORMATION
 Item 1. Financial Statements

               UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
              (dollars in thousands, except share information)

                                                             March 31,       December 31,        March 31,
 ASSETS                                                        2001             2000               2000
--------                                                       ----             ----               ----
                                                            (unaudited)                         (unaudited)
 Cash and cash equivalents:
     Cash and due from banks                                $  19,746         $  22,174         $  19,967
     Interest-bearing deposits in other banks                     749               315               565
     Federal funds sold                                           202               380                76
                                                             --------          --------          --------

         Total cash and cash equivalents                       20,697            22,869            20,608
                                                             --------          --------          --------

 Securities available for sale, at fair value                 222,218           210,312           213,660
 Investment securities, at amortized cost
     Fair value of  $0, $5,528 and $8,701, respectively             -             5,465             8,761
                                                             --------          --------          --------
         Total securities                                     222,218           215,777           222,421
                                                             --------          --------          --------


 Loans held for sale                                           35,663            16,472             6,572
                                                             --------          --------          --------

 Loans, net of unearned income                                589,779           580,790           570,484
     Less allowance for loan  losses                            7,794             7,389             7,044
                                                             --------          --------          --------

         Net loans                                            581,985           573,401           563,440
                                                             --------          --------          --------

 Bank premises and equipment, net                              19,585            20,077            21,208
 Other real estate owned                                        1,528             1,701             1,889
 Other assets                                                  29,584            31,664            24,042
                                                             --------          --------          --------

         Total assets                                       $ 911,260         $ 881,961         $ 860,180
                                                             ========          ========          ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Noninterest-bearing demand deposits                        $  95,808         $  92,067         $  88,318
 Interest-bearing deposits:
     NOW accounts                                             100,339            96,751           100,875
     Money market accounts                                     62,638            62,438            62,323
     Savings accounts                                          56,964            56,540            58,767
     Time deposits of $100,000 and over                       126,824           121,548           106,893
     Other time deposits                                      269,892           263,128           248,912
                                                             --------          --------          --------

         Total interest-bearing deposits                      616,657           600,405           577,770
                                                             --------          --------          --------

         Total deposits                                       712,465           692,472           666,088
                                                             --------          --------          --------

 Federal funds and securities sold under agreement
     to repurchase                                             28,703            25,114            30,540
 Other short-term borrowings                                   28,032             6,000            12,850
 Long-term borrowings                                          51,696            74,023            74,248
 Other liabilities                                              5,759             6,000             5,999
                                                             --------          --------          --------

         Total liabilities                                    826,655           803,609           789,725
                                                             --------          --------          --------

 Commitments and contingencies
 Stockholders' equity:
     Common stock, $2 par value.  Authorized 24,000,000
      shares; issued and outstanding, 7,536,140; 7,516,534
      and 7,494,202 shares, respectively                       15,072            15,033            14,988
     Surplus                                                      595               403               248
     Retained earnings                                         65,871            63,201            60,025
     Accumulated other comprehensive income (loss)              3,067              (285)           (4,806)
                                                             --------          --------          --------

         Total stockholders' equity                            84,605            78,352            70,455
                                                             --------          --------          --------

         Total liabilities and stockholders' equity         $ 911,260         $ 881,961         $ 860,180
                                                             ========          ========          ========

 See accompanying notes to consolidated financ1al statements.

      UNION BANKSHARES CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF INCOME (unaudited)
    (dollars in thousands, except per share amounts)

                                        Three Months Ended
                                              March 31,
                                       ------------------
                                        2001      2000
 Interest and dividend income :
    Interest and fees on loans        $ 13,145  $ 11,898
    Interest on Federal funds sold          72        19
    Interest on interest-bearing
      deposits in other banks                8         6
    Interest and dividends
      on securities:
     Taxable                             2,196     2,188
     Nontaxable                          1,182     1,245
                                       --------  --------
        Total interest and
          dividend income               16,603    15,366
                                       --------  --------

 Interest expense:
    Interest on deposits                 7,137     6,029
    Interest on short-term borrowings      323       593
    Interest on long-term borrowings     1,206     1,058
                                       --------  --------

        Total interest expense           8,666     7,680
                                       --------  --------
        Net interest income              7,937     7,686

 Provision for loan losses                 432       564
                                       --------  --------
        Net interest income after
            provision for loan losses    7,505     7,122
                                       --------  --------
 Noninterest income:
    Service charges on deposit accounts    918       806
    Other service charges and fees         569       484
    Gains on securities transactions, net   21        22
    Gains on sales of loans              1,810     1,045
    Gains on sales of other real estate
     owned and bank premises, net           12         5
    Other operating income                 283        99
                                       --------  --------

        Total noninterest income         3,613     2,461
                                       --------  --------

 Noninterest expenses:
    Salaries and benefits                4,472     4,643
    Occupancy expenses                     543       607
    Furniture and equipment expenses       730       731
    Other operating expenses             2,013     2,050
                                       --------  --------

        Total noninterest expenses       7,758     8,031
                                       --------  --------

 Income before income taxes              3,360     1,552
 Income tax expense                        690       131
                                       --------  --------

        Net income                    $  2,670   $ 1,421
                                       ========  ========

 Basic net income per share           $   0.36    $ 0.19
 Diluted net income per share         $   0.35    $ 0.19


 See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(dollars in thousands)




                                                                                  Common                      Retained
                                                                                  Stock         Surplus       Earnings
                                                                                  -----         -------       --------

Balance - December 31, 1999                                                         $ 14,976         $ 163       $ 58,603

Comprehensive income:
     Net income - for three months ended March 31, 2000                                                             1,421
     Unrealized holding gains arising during the period (net of tax,  $80)
     Reclassification adjustment for gains included in net income (net of tax, $7)

     Other comprehensive income  (net of tax, $73 )

Total comprehensive income

Stock repurchased under Stock Repurchase Plan (11,300 shares)                            (23)         (116)             1
Issuance of common stock in exchange for net assets in acquisition (17,673 shares)        35           201
                                                                              --------------------------------------------
Balance -  March 31, 2000  (unaudited)                                              $ 14,988         $ 248       $ 60,025
                                                                              ============================================

Balance - December 31, 2000                                                         $ 15,033         $ 403       $ 63,201
Comprehensive income:
     Net income - for three months ended March 31, 2001                                                             2,670
     Unrealized holding gains arising during the period (net of tax,  $1734 )
     Reclassification adjustment for gains included in net income (net of tax, $7)

     Other comprehensive income  (net of tax, $1727)

Total comprehensive income

Issuance of common stock in exchange for net assets in acquisition (19,606 shares)        39           192
                                                                              --------------------------------------------
Balance - March 31, 2001  (unaudited)                                               $ 15,072         $ 595       $ 65,871
                                                                              ============================================


                                                                                Accumulated
                                                                                   Other
                                                                               Comprehensive    Comprehensive
                                                                               Income (Loss)    Income (Loss)       Total
                                                                               -------------    -------------       -----

Balance - December 31, 1999                                                           $ (4,948)                      $ 68,794

Comprehensive income:
     Net income - for three months ended March 31, 2000                                                 $ 1,421         1,421
     Unrealized holding gains arising during the period (net of tax,  $80)                                  157
     Reclassification adjustment for gains included in net income (net of
      tax, $7)                                                                                              (15)
                                                                                               -----------------
     Other comprehensive income  (net of tax, $73 )                                        142              142           142
                                                                                               -----------------
Total comprehensive income                                                                              $ 1,563
                                                                                               =================
Stock repurchased under Stock Repurchase Plan (11,300 shares)                                                            (138)
Issuance of common stock in exchange for net assets in acquisition (17,673
     shares)                                                                                                              236
                                                                              -----------------                 --------------
Balance -  March 31, 2000  (unaudited)                                                $ (4,806)                      $ 70,455
                                                                              =================                 ==============

Balance - December 31, 2000                                                             $ (285)                      $ 78,352
Comprehensive income:
     Net income - for three months ended March 31, 2001                                                 $ 2,670         2,670
     Unrealized holding gains arising during the period (net of tax,  $1734)                              3,366
     Reclassification adjustment for gains included in net income (net of
         tax, $7)                                                                                           (14)
                                                                                               -----------------
     Other comprehensive income  (net of tax, $1727)                                     3,352            3,352         3,352
                                                                                               -----------------
Total comprehensive income                                                                              $ 6,022
                                                                                               =================
Issuance of common stock in exchange for net assets in acquisition
     (19,606 shares)                                                                                                      231
                                                                              -----------------                 --------------
Balance - March 31, 2001  (unaudited)                                                  $ 3,067                       $ 84,605
                                                                              =================                 ==============

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   Three Months Ended March 31, 2001 and 2000
                             (dollars in thousands)

                                                                                2001            2000
                                                                                ----            ----
Operating activities:
     Net income                                                             $      2,670    $      1,421
     Adjustments to reconcile net income to net cash and
        cash equivalents (used in) operating activities:
           Depreciation of bank premises and equipment                               473             462
           Amortization                                                              318             172
           Provision for loan losses                                                 432             564
           (Gains) on sales of securities available for sale                         (21)            (22)
           (Gains) on sales of other real estate owned and fixed assets, net         (12)             (5)
           (Increase) decrease  in loans held for sale                           (19,191)            108
           (Increase) decrease  in other assets                                      408            (258)
           (Decrease) in other liabilities                                          (241)         (6,660)
                                                                             ------------    ------------

                 Net cash and cash equivalents (used in)
                      operating activities                                       (15,164)         (4,218)
                                                                             ------------    ------------

Investing activities:
     Net (increase)  in securities                                                (1,334)        (10,910)
     Net (increase) in loans                                                      (9,016)        (27,315)
     Purchases of bank premises and equipment                                       (129)           (379)
     Proceeds from sales of bank premises and equipment                               11             181
     Proceeds from sales of other real estate owned                                  173             187
                                                                             ------------    ------------

                 Net cash and cash equivalents (used in)
                     investing activities                                        (10,295)        (38,236)
                                                                             ------------    ------------

Financing activities:
     Net increase in noninterest-bearing deposits                                  3,741           9,270
     Net increase in interest-bearing deposits                                    16,252           9,952
     Net increase (decrease) in short-term borrowings                             25,621          (2,299)
     Net increase (decrease) in long-term borrowings                             (22,327)         26,358
     Repurchase of common stock                                                        -            (138)
                                                                             ------------    ------------


                 Net cash and cash equivalents provided by
                     financing activities                                         23,287          43,143
                                                                             ------------    ------------

Increase (decrease) in cash and cash equivalents                                  (2,172)            689
Cash and cash equivalents at beginning of period                                  22,869          19,919
                                                                             ------------    ------------

Cash and cash equivalents at end of period                                   $    20,697     $    20,608
                                                                             ============    ============

Supplemental Disclosure of Cash Flow Information
     Cash payments for:
        Interest                                                                 $ 8,692         $ 7,406
        Income taxes                                                             $   262         $     -

See accompanying notes to consolidated financial statements.

           UNION BANKSHARES CORPORATION AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2001


1.   ACCOUNTING POLICIES

    The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

    The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

    These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report. Certain previously reported amounts have been reclassified to conform to current period presentation.


2.   ALLOWANCE FOR LOAN LOSSES

    The following summarizes activity in the allowance for loan losses for the three months ended March 31, (in thousands):

                                                2001        2000
                                                ----        ----

       Balance, January 1                    $ 7,389        $6,617
       Provisions charged to operations          432           564
       Recoveries credited to allowance           83            74
       Loans charged off                        (110)         (211)
                                            --------     ---------

       Balance, March 31                     $ 7,794        $7,044
                                            ========     =========

3.  Earnings Per Share

    Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Weighted average shares used for the computation of basic EPS were 7,516,752 and 7,494,470 for the three months ended March 31, 2001 and 2000. Diluted EPS is computed using the weighted number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. Weighted average shares used for the computation of diluted EPS were 7,534,057 and 7,514,395 for the three months ended March 31, 2001 and 2000. At March 31, 2001 stock options representing 86,140 shares were anti-dilutive and were not considered in the computation of EPS.



4.  SEGMENT REPORTING DISCLOSURES

    Union Bankshares Corporation has two reportable segments: traditional full service community banks and a mortgage loan origination business. The community bank business includes four banks which provide loan, deposit, investment, and trust services to retail and commercial customers throughout their locations in Virginia. The mortgage company provides a variety of mortgage loan products in a multi-state market. These loans are originated and sold principally in the secondary market through purchase commitments from investors which subject the company to only de minimis risk.

    Profit and loss is measured by net income after taxes including realized gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process.

    Both of the Company's reportable segments are service based. The mortgage business is a fee based business while the banks are driven principally by net interest income. The banks provide a distribution and referral network through their customers for the mortgage services. The mortgage company does not offer a similar network for the banks, due largely to the lack of overlapping geographic markets

    Information about reportable segments and reconciliation of such information to the consolidated financial statements as of March 31, 2001 and March 31, 2000 follows:


                  Three Months ended March 31, 2001
                  ---------------------------------
                            (in thousands)                    Community Banks   Mortgage     Elimination   Consolidated Totals
                                                              ---------------   --------     -----------   -------------------

Net interest income                                                   $ 7,847      $     90      $       -       $    7,937
Provision for loan losses                                                 432             -              -              432
                                                              --------------------------------------------------------------
Net interest income after provision for loan losses                     7,415            90              -            7,505
Noninterest income                                                      1,801         1,812              -            3,613
Noninterest expenses                                                    6,059         1,699              -            7,758
                                                              --------------------------------------------------------------
Income before income taxes                                              3,157           203              -            3,360
Income tax expense                                                        621            69              -              690
                                                              --------------------------------------------------------------

Net income                                                            $ 2,536      $    134      $       -        $   2,670
                                                              ==============================================================

Assets                                                                913,679      $ 36,892      $ (39,311)       $ 911,260
                                                              ==============================================================



                  Three Months ended March 31, 2000
                  ---------------------------------
                            (in thousands)                    Community Banks   Mortgage     Elimination   Consolidated Totals
                                                              ---------------   --------     -----------   -------------------
Net interest income (loss)                                            $ 7,699       $   (13)      $      -       $    7,686
Provision for loan losses                                                 564             -              -              564
                                                              --------------------------------------------------------------
Net interest income (loss) after provision for loan losses              7,135           (13)                          7,122
Noninterest income                                                      1,416         1,045              -            2,461
Noninterest expenses                                                    6,035         1,996              -            8,031
                                                              --------------------------------------------------------------
Income (loss) before income taxes                                       2,516          (964)             -            1,552
Income tax expense (benefit)                                              460          (329)             -              131
                                                              --------------------------------------------------------------

Net income (loss)                                                   $   2,056       $  (635)      $      -        $   1,421
                                                              ==============================================================

Assets                                                              $ 856,843       $ 7,373       $ (4,036)       $ 860,180
                                                              ==============================================================

5.  RECENT ACCOUNTING STATEMENTS

    In January 2001, the Company implemented the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. As part of the implementation, the Company exercised an option in the standard to reclassify held to maturity investments to available for sale. As of January 1, 2001, $5,465,000 held to maturity investments were converted to available for sale. This has not had a material impact on the Company.

6.  FORWARD-LOOKING  STATEMENTS

    Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, and consumer spending and savings habits.

Item 2 - MANAGMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Union Bankshares Corporation (the "Company") is a multi-bank holding company organized under Virginia law which provides financial services through its wholly-owned bank subsidiaries, Union Bank & Trust Company, Northern Neck State Bank, Rappahannock National Bank, Bank of Williamsburg, as well as Union Investment Services, Inc., and Mortgage Capital Investors, Inc. The four subsidiary banks are full service retail commercial banks offering a wide range of banking and related financial services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage and consumer loans. Union Investment Services Inc., is a full service discount brokerage company, which offers a full range of investment services and sells mutual funds, stocks and bonds. Mortgage Capital Investors, Inc., a subsidiary of Union Bank & Trust Company, provides a wide array of mortgage products.

    The Company's primary trade area stretches from Rappahannock County to Fredericksburg, south to Hanover County, east to Williamsburg and throughout the Northern Neck region of Virginia. The corporate headquarters is located in Bowling Green, Virginia. Through its banking subsidiaries, the Company operates 29 branches in its primary trade area. In addition to the primary banking trade area, Mortgage Capital Investors, Inc. expands the Company's mortgage origination business to other strong housing markets.

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

Results of Operations

    Net income for the first quarter of 2001 was $2.7 million, up from $1.4 million for the same period in 2000. This increase was the result of significant improvement in the mortgage segment's performance with net income of $134,000 for the period ended March 31, 2001 compared to a loss of $635,000 in the first quarter of last yar. In addition, the community banking segment continued to perform well showing a $480,000 increase in earnings or 23.3% over the prior year's first quarter. Diluted earnings per share amounted to $.35 in the first quarter of 2001, as compared to $.19 in the first quarter of 2000. The Company's annualized return on average assets for the first quarter of 2001 was 1.22% as compared to .68% a year ago. The Company's annualized return on average equity totaled 13.61% and 8.41% for the three months ended March 31, 2001 and 2000, respectively.

    Net income from the Company's community banking segment increased from approximately $2.1 million in the first quarter of 2000 to over $2.5 million in the first quarter of 2001. Continued growth in existing markets, as well as the performance of acquired and denovo banks and branches and previously implemented initiatives to consolidate backoffice functions are reflected in the improved operating efficiencies and contributed to the improvement in the profitability of the community banking segment.

    Rapidly falling interest rates, coupled with tighter credit criteria for loans and ongoing competition for deposits, have continued to compress the net interest margin. Deposits have grown well in the quarter with customers locking into higher rates in certificates of deposit. While this has caused an even more dramatic narrowing of the net interest margin, repricing of both earning assets and interest bearing deposits combined with the ability to refinance borrowings at lower rates should bring the margin back in line. The Company continues to seek lower cost sources of funds and anticipates continued loan growth going forward.

    The mortgage banking segment reflects a year long effort by management to return it to profitability. Strategic changes during the last year to consolidate operations and close unprofitable offices, combined with a favorable interest rate environment in the first quarter contributed to this turn around. The Company is continuing to make adjustments to increase the production volumes and improve operating efficiencies of this segment of our business. Entering the second quarter, our mortgage loan pipeline remains strong and mortgage applications continue to grow. While lower interest rates have increased the level of refinance activity, these transactions represent less than a third of our first quarter's loan production.



Net Interest Income

    Net interest income on a tax-equivalent basis for the first quarter of 2001 increased slightly by .8% to $8.65 million from $8.58 million for the same period a year ago. In the first quarter, the Company had slower earning asset growth, combined with strong deposit growth and a falling interest rate environment which caused customers and stock market investors to seek higher returns in relatively higher certificate of deposit rates. This is reflected in a 47 basis point increase in the cost of funds for the first quarter which was partially offset by a 17 basis point increase in interest income. The slowing in asset growth was planned in an effort to maintain a high asset quality level in our loan portfolio. It is anticipated that scheduled maturities and repricing of certificates in the later part of the year should provide some relief in interest expense. The current interest rate environment and competition for deposits continue to put pressure on net interest margins.

     In addition, the subsidiary banks have periodically engaged in wholesale leverage transactions to invest in securities by borrowing funds at lower margins of 150 - 200 basis points. Although such transactions increase net income and return on equity, they have reduced the net interest margin. As of March 31, 2001 such transactions accounted for $25 million of the Company's total borrowings.

     Average earning assets during the first quarter of 2001 increased by $44.5 million to $825.2 million from the first quarter of 2000, while average interest-bearing liabilities grew by $28.4 million to $713.5 million over this same period. Included in the earning assets is $13.3 million growth in loans held for sale. These assets lower the overall yield since they are very short term and set up on minimal spreads. These instruments generate most of their earnings in the noninterest category. The Company's yield on average earning assets was 8.51%, up 17 basis points from 8.34% a year ago, while its cost of average interest-bearing liabilities increased 47 basis points from 4.46% in the first quarter 2000 to 4.93% in first quarter 2001.


                                                                           Union Bankshares Corporation
                                                                AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES
                                                                            (TAXABLE EQUIVALENT BASIS)
                                                -----------------------------------------------------------------------------------
                                                                         For the three months ended March 31,
                                                -----------------------------------------------------------------------------------
                                                                   2001                                        2000
                                                ------------------------------------------------------------------------------------
                                                                 Interest                                    Interest
                                                   Average        Income/      Yield/          Average        Income/      Yield/
                                                    Balance       Expense        Rate           Balance       Expense        Rate
                                                ------------------------------------------------------------------------------------
                                                                                                       (Dollars in thousands)
 Assets:
 Securities:
       Taxable . . . . . . . . . . . . . . . . .      $125,103       $ 2,196       7.12%          $119,970       $ 2,188       7.34%
       Tax-exempt(1) . . . . . . . . . . . . . .        93,533         1,790       7.76%            98,611         1,887       7.70%
                                                -----------------------------                ----------------------------
           Total securities . . . . . . . . . .        218,636         3,986       7.39%           218,581         4,075       7.50%
 Loans, net. . . . . . . . . . . . . . . . . . .       582,845        13,161       9.16%           556,083        12,090       8.74%
 Loans held for sale . . . . . . . . . . . . . .        17,579            90       2.08%             4,257           (13)     -1.23%
 Federal funds sold . . . . . . . . . . . . . .          5,450            72       5.36%               767            19       9.96%
 Interest-bearing deposits
      in other banks . . . . . . . . . . . . . .           734             8       4.42%             1,088            16       5.91%
                                                -----------------------------                ----------------------------
          Total earning assets . . . . . . . .         825,244        17,317       8.51%           780,776        16,187       8.34%
Allowance for loan losses . . . . . . . . . .           (7,592)                                     (6,842)
Total non-earning assets . . . . . . . . . . .          69,177                                      66,115
                                                ---------------                              --------------
Total assets . . . . . . . . . . . . . . . . .        $886,829                                    $840,049
                                                ===============                              ==============

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking . . . . . . . . . . . . . . . .          95,882           451       1.91%          $ 97,134           502       2.08%
      Money market savings . . . . . . . . . .          62,024           474       3.10%            63,162           506       3.22%
      Regular savings . . . . . . . . . . . .           57,884           321       2.25%            58,689           351       2.41%
Certificates of deposit:
      $100,000 and over . . . . . . . . . . .          126,926         1,891       6.04%           103,638         1,363       5.29%
      Under $100,000 . . . . . . . . . . . .           265,221         4,000       6.12%           248,018         3,307       5.36%
                                                -----------------------------                ----------------------------
          Total interest-bearing
               deposits . . . . . . . . . . .          607,937         7,137       4.76%           570,641         6,029       4.25%
Other borrowings . . . . . . . . . . . . . .           105,527         1,529       5.88%           114,446         1,575       5.54%
                                                -----------------------------                ----------------------------
          Total interest-bearing
               liabilities . . . . . . . . .           713,464         8,666       4.93%           685,087         7,604       4.46%

Noninterest bearing liabilities:
      Demand deposits . . . . . . . . . . . .           87,819                                      80,440
      Other liabilities . . . . . . . . . . .            5,998                                       6,727
                                                ---------------                              --------------
          Total liabilities . . . . . . . . .          807,281                                     772,254
Stockholders' equity . . . . . . . . . . . . .          79,548                                      67,795
                                                ---------------                              --------------
Total liabilities and
      stockholders' equity . . . . . . . . . .        $886,829                                    $840,049
                                                ===============                              ==============

Net interest income . . . . . . . . . . . . .                        $ 8,651                                     $ 8,583
                                                               ==============                              ==============

Interest rate spread . . . . . . . . . . . . .                                     3.58%                                       3.87%
Interest expense as a percent
      of average earning assets . . . . . . .                                      4.26%                                       3.92%
Net interest margin . . . . . . . . . . . . .                                      4.25%                                       4.42%


                                                             Union Bankshares Corporation
                                                         AVERAGE BALANCES, INCOME AND EXPENSES,
                                                     YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)
                                                -----------------------------------------------------
                                                         For the three months ended March 31,
                                                -----------------------------------------------------
                                                                         1999
                                                ----------------------------------------------------
                                                                            Interest
                                                              Average       Income/       Yield/
                                                               Balance       Expense       Rate
                                                ----------------------------------------------------

 Assets:
 Securities:
       Taxable . . . . . . . . . . . . . . . . .                 $ 99,670      $ 1,538        6.26%
       Tax-exempt(1) . . . . . . . . . . . . . .                   85,819        1,624        7.67%
                                                           ----------------------------
           Total securities . . . . . . . . . .                   185,489        3,162        6.91%
 Loans, net. . . . . . . . . . . . . . . . . . .                  481,763       10,579        8.91%
 Loans held for sale . . . . . . . . . . . . . .                   18,852            2        0.04%
 Federal funds sold . . . . . . . . . . . . . .                     4,337           57        5.33%
 Interest-bearing deposits
      in other banks . . . . . . . . . . . . . .                    1,919           26        5.49%
                                                           ----------------------------
          Total earning assets . . . . . . . .                    692,360       13,826        8.10%
Allowance for loan losses . . . . . . . . . .                      (6,714)
Total non-earning assets . . . . . . . . . . .                     46,277
                                                           ---------------
Total assets . . . . . . . . . . . . . . . . .                   $731,923
                                                           ===============

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking . . . . . . . . . . . . . . . .                   $ 82,283          461        2.27%
      Money market savings . . . . . . . . . .                     64,041          515        3.26%
      Regular savings . . . . . . . . . . . .                      57,841          398        2.79%
Certificates of deposit:
      $100,000 and over . . . . . . . . . . .                      88,154        1,171        5.39%
      Under $100,000 . . . . . . . . . . . .                      238,686        3,133        5.32%
                                                           ----------------------------
          Total interest-bearing
               deposits . . . . . . . . . . .                     531,005        5,678        4.34%
Other borrowings . . . . . . . . . . . . . .                       45,673          606        5.38%
                                                           ----------------------------
          Total interest-bearing
               liabilities . . . . . . . . .                      576,678        6,284        4.42%

Noninterest bearing liabilities:
      Demand deposits . . . . . . . . . . . .                      78,472
      Other liabilities . . . . . . . . . . .                       3,566
                                                           ---------------
          Total liabilities . . . . . . . . .                     658,716
Stockholders' equity . . . . . . . . . . . . .                     73,207
                                                           ---------------
Total liabilities and
      stockholders' equity . . . . . . . . . .                   $731,923
                                                           ===============

Net interest income . . . . . . . . . . . . .                                  $ 7,542
                                                                          =============

Interest rate spread . . . . . . . . . . . . .                                                3.68%
Interest expense as a percent
      of average earning assets . . . . . . .                                                 3.68%
Net interest margin . . . . . . . . . . . . .                                                 4.42%





(1) Income and yields are reported on a taxable equivalent basis.

 Provision for Loan Losses

    The provision for loan losses totaled $432,000 for the first quarter of 2001, down from $564,000 for the first quarter of 2000. These provisions reflect the performance of the loan portfolio and management's assessment of the credit risk in the portfolio. (See Asset Quality)


Noninterest Income

    Noninterest income for the three months ended March 31, 2001 totaled $3.6 million, up from $2.5 million for the same period a year ago. Gains on sales of loans in the mortgage banking segment comprised much of this improvement increasing $765,000 over the same period in 2000. Service charges on deposit accounts increased $112,000 and other service charges and fees increased $85,000, reflecting deposit growth and initiatives to enhance fee income. Other operating income increased $184,000 over the prior year, reflecting an ongoing transaction from the fourth quarter of 2000. Management continues to seek additional sources of noninterest income, including increased emphasis on cross-selling services and better leveraging the financial services available throughout the organization.

Noninterest Expense

Noninterest expense in the first quarter of 2001 totaled $7.8 million, a decrease of $273,000 over the same period in 2000. Personnel costs were down $171,000 over last year's first quarter. Occupancy expense was down $64,000 and furniture & equipment expense was down $1,000. Other operating expenses were down $37,000 over last year's first quarter. The decreases are largely the result of branch consolidation and closings and expense controls in the mortgage operation. The community banking segment is up slightly for the quarter.


Financial Condition

    Total assets as of March 31, 2001 were $911.2 million, an increase of 5.9% from $860.2 million at March 31, 2000. Asset growth was fueled principally by loan growth, as loans totaled $589.8 million at March 31, 2001, an increase of 3.4% from $570.5 million at March 31, 2000. The securities portfolio declined slightly to $222.2 million in the first quarter of 2001 versus $222.4 for the same period in 2000. Loans held for sale increased $29.1 million compared to the same period last year due to the increase in mortgage activity. Other assets are up $5.5 million over the same period last year. Stockholders' equity totaled $84.6 million at March 31, 2001, which represents a book value of $11.23 per share.

       Deposit growth was good as the banks continued to increase market share. Total deposits at March 31, 2001 were $712.5 million, up 7.0% from $666.1 million at March 31, 2000. Other borrowings totaled $108.4 million at March 31, 2001, a 7.8% decrease over $117.6 million at March 31, 2000. As a result of the deposit growth over the period, the Company was able to decrease other borrowings, which represents a high cost of funds. The Company also periodically engages in wholesale leverage transactions to better leverage its capital position. The other borrowings reflect $25 million in net leverage transactions. These wholesale leverage transactions have typically been executed at spreads of approximately 150 to 200 basis points and, although they have negatively impacted the Company's net interest margin (as a percentage), they have had a positive effect on earnings and return on equity.

    Continued competition for deposits, particularly as it impacts certificate of deposit rates, is reflected in the deposit mix. Management continues to focus on increasing lower cost deposit products, including noninterest-bearing demand deposits and savings accounts and effective management of competitive rates on interest sensitive products. Increased competition for funds, by banks seeking to fund loan growth and by non-bank lending companies, continues to contribute to a narrowing of the net interest margin.

Asset Quality

    The allowance for loan losses is an estimate of an amount adequate to provide for losses inherent in the loan portfolio. General economic trends, as well as conditions affecting individual borrowers, affect the level of credit losses. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and comparison to peer groups. Declining nonperforming asset levels and prudent maintenance of the allowance have continued to strengthen asset quality.

    The allowance for loan losses totaled $7.8 million at March 31, 2001 or 1.32% of total loans, as compared to 1.27% at December 31, 2000 and 1.23% at March 31, 2000.

                               March 31,        December 31,    March 31,
                                 2001              2000           2000
                                 ----              ----           ----
                                    (dollars in  thousands)

    Nonaccrual loans           $   618           $    830         $1,208
    Foreclosed properties        1,536              1,711          1,889
                               -------            -------        -------
    Nonperforming assets       $ 2,154           $  2,541         $3,097
                               =======            =======        =======


    Allowance for loan losses   $7,794           $ 7,389          $7,044
    Allowance as % of total
      loans                       1.32%             1.27%           1.23%
    Nonperforming assets to loans
       and foreclosed properties   .36%              .44%            .54%

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

    At March 31, 2001, the Company's ratio of total capital to risk-weighted assets was 12.59% and its ratio of Tier 1 capital to risk-weighted assets was 11.41%. Both ratios exceed the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at March 31, 2001 (dollars in thousands):

    Tier 1 capital                      $   75,431
    Tier 2 capital                           7,794
    Total risk-based capital                83,225
    Total risk-weighted assets             661,147

    Capital Ratios:
       Tier 1 risk-based capital ratio       11.41%
       Total risk-based capital ratio        12.59%
       Leverage ratio (Tier 1 capital to
          average adjusted total assets)      8.56%
       Equity to assets ratio                 9.28%

    The Company's book value per share at March 31, 2001 was $11.23. Dividends to stockholders are typically paid semi-annually in June and December.

Liquidity

    Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, securities available for sale and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through federal funds lines with several regional banks and a line of credit with the Federal Home Loan Bank. Management considers the Company's overall liquidity to be sufficient to satisfy its depositors' requirements and to meet its customers' credit needs.

    At March 31, 2001 cash, interest-bearing deposits in other banks, federal funds sold, securities available for sale and loans maturing or repricing in one year were 32.4% of total earning assets. At March 31, 2001 approximately $186.7 million or 31.6% of total loans are scheduled to mature or reprice within the next year. The Company utilizes federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, in addition to deposits, to fund the growth in its loan portfolio, and to fund securities purchases, periodically, in wholesale leverage transactions.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

    Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company's market risk is composed primarily of interest rate risk. The Company's Asset and Liability Management Committee (ALCO) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews the guidelines established by ALCO.

    Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling, and net present value estimation. Each of these models measure changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap is less utilized in the current environment but earnings simulation and market value models are utilized on a regular basis.

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

    The following table represents the interest rate sensitivity on net interest income for the Company using different rate scenarios as of:

                               March 31, 2001          March 31,  2000
                                % Change in              % Change in
    Change in Prime Rate     Net Interest Income     Net Interest Income
    --------------------     -------------------     -------------------
      +200 basis points            -.52%                   -.62%
      Flat                            0                       0
      -200 basis points            +.83%                   +.31%

Based on this model, the company is positioned to benefit from a falling rate environment.

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

    The following chart reflects the change in net market value over different rate environments as of March 31:
                               Change in Net Market Value
       Change in Prime Rate     (dollars in thousands)
                               2001               2000
                               ----               ----

       +200 basis points    $ -21,519          $-41,580
       +100 basis points       -6,993           -25,092
       Flat                     4,761           -15,477
       -100 basis points       22,762             8,109
       -200 basis points       28,208            23,040

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

       (a)See attached list of exhibits

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Union Bankshares Corporation
                            ----------------------------
                                  (Registrant)


    May 14, 2001               /s/ G. William Beale
                         -------------------------------------------
       (Date)               G. William Beale,
                            President, Chief Executive Officer
                               and Director


    May 14, 2001               /s/ D. Anthony Peay
                         --------------------------------------------
       (Date)               D. Anthony Peay,
                               Senior Vice President and Chief
                               Financial Officer

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                                Index to Exhibits
                            Form 10-Q /March 31, 2001


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