Form 10-Q
period 2001-06-30
UNION BANKSHARES CORP
filed 2001-08-13
CIK 883948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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


         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES   X                       NO
                  ---------                     -------

         As of August 2, 2001, Union Bankshares Corporation had 7,523,770 shares of Common Stock outstanding.

                          UNION BANKSHARES CORPORATION
                                    FORM 10-Q
                                  June 30, 2001

                                      INDEX
                                      -----



PART 1 - FINANCIAL INFORMATION                                                        Page
                                                                                      ----
Item 1 -   Financial Statements

      Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
           and December 31, 2000 (Audited).........................................     1

      Consolidated Statements of Income   (Unaudited)
           For the three months and six months ended June 30, 2001 and 2000........     2

      Consolidated Statements of Changes in Stockholders' Equity  (Unaudited)
           For the six months ended June 30, 2001 and 2000.........................     3

      Consolidated Statements of Cash Flows  (Unaudited)
           For the six months ended June 30, 2001 and 2000.........................     4

      Notes to Consolidated Financial Statements (Unaudited).......................   5-9

Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of  Operations...................... 10-18

Item 3 - Quantitative and Qualitative Disclosures about Market Risk................ 19-20


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.........................................................    21

Item 2 - Changes in Securities and Use of Proceeds.................................    21

Item 3 - Defaults Upon Senior Securities...........................................    21

Item 4 - Submission of Matters to a Vote of Security Holders.......................    21

Item 5 - Other Information.........................................................    21

Item 6 - Exhibits and Reports on Form 8-K..........................................    21

Signatures.........................................................................    22

Index to Exhibits..................................................................    23


 PART 1 - FINANCIAL INFORMATION
 Item 1. Financial Statements

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)


                                                                               June 30,                December 31,
 ASSETS                                                                          2001                      2000
 ------                                                                          ----                      ----
                                                                             (Unaudited)
Cash and cash equivalents:
     Cash and due from banks                                                 $  23,015                   $  22,174
     Interest-bearing deposits in other banks                                      636                         315
     Federal funds sold                                                         13,659                         380
                                                                             ---------                   ---------

             Total cash and cash equivalents                                    37,310                      22,869
                                                                             ---------                   ---------

Securities available for sale, at fair value                                   226,259                     210,312
Investment securities, at amortized cost
     Fair value of  $0, and $5,528, respectively                                    --                       5,465
                                                                             ---------                   ---------
             Total securities                                                  226,259                     215,777
                                                                             ---------                   ---------

Loans held for sale                                                             29,759                      16,472
                                                                             ---------                   ---------

Loans, net of unearned income                                                  587,912                     580,790
     Less allowance for loan  losses                                             7,916                       7,389
                                                                             ---------                   ---------

             Net loans                                                         579,996                     573,401
                                                                             ---------                   ---------

Bank premises and equipment, net                                                19,271                      20,077
Other real estate owned                                                            913                       1,701
Other assets                                                                    30,491                      31,664
                                                                             ---------                   ---------

             Total assets                                                    $ 923,999                   $ 881,961
                                                                             =========                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Noninterest-bearing demand deposits                                          $  99,469                   $  92,067
Interest-bearing deposits:
     NOW accounts                                                               98,284                      96,751
     Money market accounts                                                      63,888                      62,438
     Savings accounts                                                           66,209                      56,540
     Time deposits of $100,000 and over                                        126,849                     121,548
     Other time deposits                                                       266,300                     263,128
                                                                             ---------                   ---------

             Total interest-bearing deposits                                   621,530                     600,405
                                                                             ---------                   ---------

             Total deposits                                                    720,999                     692,472
                                                                             ---------                   ---------

Federal funds and securities sold under agreement to repurchase                 33,007                      25,114
Other short-term borrowings                                                     16,032                       6,000
Long-term borrowings                                                            63,475                      74,023
Other liabilities                                                                5,329                       6,000
                                                                             ---------                   ---------

             Total liabilities                                                 838,842                     803,609
                                                                             ---------                   ---------

Commitments and contingencies
Stockholders' equity:
     Common stock, $2 par value.  Authorized 24,000,000 shares; issued and
      outstanding, 7,523,770 and 7,516,534 shares, respectively                 15,048                      15,033
     Surplus                                                                       415                         403
     Retained earnings                                                          67,099                      63,201
     Accumulated other comprehensive income (loss)                               2,595                        (285)
                                                                             ---------                   ---------

             Total stockholders' equity                                         85,157                      78,352
                                                                             ---------                   ---------

             Total liabilities and stockholders' equity                      $ 923,999                   $ 881,961
                                                                             =========                   =========


 See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (dollars in thousands, except per share amounts)



                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
                                                             -----------------------      ----------------------
                                                              2001             2000          2001          2000
                                                              ----             ----          ----          ----
Interest and dividend income :
    Interest and fees on loans                              $13,025        $12,677         $26,17        $24,575
    Interest on Federal funds sold                               55              1            127             20
    Interest on interest-bearing deposits in  other banks        10             16             18             32
    Interest and dividends on securities:
       Taxable                                                2,223          2,302          4,419          4,490
       Nontaxable                                             1,176          1,232          2,358          2,477
                                                            -------        -------        -------        -------
           Total interest and dividend income                16,489         16,228         33,092         31,594
                                                            -------        -------        -------        -------

Interest expense:
    Interest on deposits                                      7,128          6,521         14,265         12,550
    Interest on short-term borrowings                           408            763            731          1,356
    Interest on long-term borrowings                            995          1,098          2,201          2,156
                                                            -------        -------        -------        -------

           Total interest expense                             8,531          8,382         17,197         16,062
                                                            -------        -------        -------        -------
           Net interest income                                7,958          7,846         15,895         15,532

Provision for loan losses                                       393            581            825          1,145
                                                            -------        -------        -------        -------
           Net interest income after provision
               for loan losses                                7,565          7,265         15,070         14,387
                                                            -------        -------        -------        -------
Noninterest income:
    Service charges on deposit accounts                         954            911          1,872          1,717
    Other service charges and fees                              662            538          1,231          1,022
    Gains on securities transactions, net                         9             64             30             86
    Gains on sales of loans                                   2,121          1,593          3,931          2,638
    Gains on sales of other real estate owned
       and bank premises, net                                    72             --             84              5
    Other operating income                                      271            113            554            212
                                                            -------        -------        -------        -------

           Total noninterest income                           4,089          3,219          7,702          5,680
                                                            -------        -------        -------        -------

Noninterest expenses:
    Salaries and benefits                                     4,801          4,832          9,273          9,475
    Occupancy expenses                                          518            554          1,061          1,161
    Furniture and equipment expenses                            698            740          1,428          1,471
    Other operating expenses                                  1,954          2,037          3,967          4,087
                                                            -------        -------        -------        -------

           Total noninterest expenses                         7,971          8,163         15,729         16,194
                                                            -------        -------        -------        -------

Income before income taxes                                    3,683          2,321          7,043          3,873
Income tax expense                                              797            427          1,487            558
                                                            -------        -------        -------        -------

           Net income                                       $ 2,886        $ 1,894        $ 5,556        $ 3,315
                                                            =======        =======        =======        =======

Basic net income per share                                  $  0.38        $  0.25        $  0.74        $  0.44
Diluted net income per share                                $  0.38        $  0.25        $  0.74        $  0.44



 See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(dollars in thousands)



                                                                                                               Accumulated
                                                                                                                 Other
                                                                  Common            Retained   Comprehensive  Comprehensive
                                                                  Stock    Surplus  Earnings    Income (Loss)  Income (Loss)  Total
                                                                  -----    -------  --------    -------------  -------------  -----
Balance - December 31, 1999                                     $ 14,976    $ 163   $ 58,603    $ (4,948)                  $ 68,794

Comprehensive income:
     Net income - for six months ended June 30, 2000                                   3,315                    $ 3,315       3,315
     Unrealized holding gains arising during the period
       (net of tax,  $206 )                                                                                        (399)
     Reclassification adjustment for gains included in net
       income (net of tax, $29)                                                                                     (57)
                                                                                                                --------
     Other comprehensive income  (net of tax, $235)                                                 (456)          (456)       (456)
                                                                                                                --------
Total comprehensive income                                                                                      $ 2,859
                                                                                                                ========
Cash dividends - 2000 ($.40 per share semi annually)                                  (1,500)                                (1,500)
Issuance of common stock under Dividend Reinvestment Plan
   (16,090 shares)                                                    33      140                                               173
Stock repurchased under Stock Repurchase Plan (11,300 shares)        (23)    (115)                                             (138)
Issuance of common stock under Incentive Stock Option Plan
   (5040 shares)                                                      10       22                                                32
Issuance of common stock in exchange for net assets in
   acquisition (17,673 shares)                                        35      201                                               236

                                                              -------------------------------------------                  ---------
Balance -  June 30, 2000  (Unaudited)                           $ 15,031    $ 411   $ 60,418    $ (5,404)                  $ 70,456
                                                              ===========================================                  =========

Balance - December 31, 2000                                     $ 15,033    $ 403   $ 63,201    $   (285)                  $ 78,352
Comprehensive income:
     Net income - for six months ended June 30, 2001                                   5,556                    $ 5,556       5,556
     Unrealized holding gains arising during the period
      (net of tax,  $1,494)                                                                                       2,900
     Reclassification adjustment for gains included in net
       income (net of tax, $10)                                                                                     (20)
                                                                                                                --------
     Other comprehensive income  (net of tax, $1,484)                                              2,880          2,880       2,880
                                                                                                                --------
Total comprehensive income                                                                                      $ 8,436
                                                                                                                ========
Cash dividends - 2001 ($.44 per share semi annually)                                  (1,658)                                (1,658)
Issuance of common stock under Dividend Reinvestment Plan
   (12,930 shares)                                                    26      168                                               194
Stock repurchased under Stock Repurchase Plan (25,300 shares)        (50)    (348)                                             (398)
Issuance of common stock in exchange for net assets in
   acquisition (19,606 shares)                                        39      192                                               231
                                                              -------------------------------------------                  ---------
Balance - June 30, 2001  (Unaudited)                            $ 15,048    $ 415   $ 67,099    $  2,595                   $ 85,157
                                                              ===========================================                  =========


                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                     Six Months Ended June 30, 2001 and 2000
                             (dollars in thousands)



                                                                                  2001          2000
                                                                                  ----          ----
Operating activities:
     Net income                                                                $  5,556      $  3,315
     Adjustments to reconcile net income to net cash and
        cash equivalents (used in) operating activities:
           Depreciation of bank premises and equipment                              949         1,232
           Amortization                                                             631           284
           Provision for loan losses                                                825         1,145
           Gains on sales of securities available for sale                          (30)          (86)
           Gains on sales of other real estate owned and fixed assets, net          (84)           (5)
           Increase  in loans held for sale                                     (13,287)       (9,324)
           Increase in other assets                                                (455)       (1,395)
           Decrease in other liabilities                                           (671)       (5,469)
                                                                               --------      --------

                  Net cash and cash equivalents used in
                       operating activities                                      (6,566)      (10,303)
                                                                               --------      --------

Investing activities:
     Net increase  in securities                                                 (6,064)      (13,018)
     Net increase in loans                                                       (7,420)      (32,874)
     Purchases of bank premises and equipment                                      (428)         (880)
     Proceeds from sales of bank premises and equipment                              16           181
     Proceeds from sales of other real estate owned                                 861           280
                                                                               --------      --------

                  Net cash and cash equivalents used in
                      investing activities                                      (13,035)      (46,311)
                                                                               --------      --------

Financing activities:
     Net increase in noninterest-bearing deposits                                 7,402        12,176
     Net increase in interest-bearing deposits                                   21,125        27,857
     Net increase (decrease) in short-term borrowings                            17,925        (1,216)
     Net increase (decrease) in long-term borrowings                            (10,548)       26,308
     Issuance of common stock                                                       194           205
     Repurchase of common stock                                                    (398)         (138)
     Cash dividends paid                                                         (1,658)       (1,500)
                                                                               --------      --------

                  Net cash and cash equivalents provided by
                      financing activities                                       34,042        63,692
                                                                               --------      --------

Increase  in cash and cash equivalents                                           14,441         7,078
Cash and cash equivalents at beginning of period                                 22,869        19,919
                                                                               --------      --------

Cash and cash equivalents at end of period                                     $ 37,310      $ 26,997
                                                                               ========      ========

Supplemental Disclosure of Cash Flow Information
     Cash payments for:
        Interest                                                               $ 17,412      $ 15,618
        Income taxes                                                           $  1,106      $    545


See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


1.   ACCOUNTING POLICIES
     -------------------

     The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

     The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three and six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report. Certain previously reported amounts have been reclassified to conform to current period presentation.


2.   ALLOWANCE FOR LOAN LOSSES
     -------------------------

     The following summarizes activity in the allowance for loan losses for the six months ended June 30, (in thousands):

                                                   2001        2000
                                                ---------     --------
          Balance, January 1                     $ 7,389      $6,617
          Provisions charged to operations           825       1,145
          Recoveries credited to allowance           154         200
          Loans charged off                         (452)       (368)
                                                ---------     --------
          Balance, June 30                      $  7,916      $7,594
                                                =========     ========

3.    Earnings Per Share
      ------------------

      Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Weighted average shares used for the computation of basic EPS were 7,536,947 and 7,503,816 for the three months ended June 30, 2001 and 2000. Weighted average shares used for the computation of basic EPS were 7,526,905 and 7,499,143 for the six months ended June 30, 2001 and 2000. Diluted EPS is computed using the weighted number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. Weighted average shares used for the computation of diluted EPS were 7,552,130 and 7,504,115 for the three months ended June 30, 2001 and 2000. Weighted average shares used for the computation of diluted EPS were 7,543,149 and 7,509,255 for the six months ended June 30, 2001 and 2000. At June 30, 2001 stock options representing 84,540 shares were anti-dilutive and were not considered in the computation of EPS.



4.    SEGMENT REPORTING DISCLOSURES
      -----------------------------

      Union Bankshares Corporation has two reportable segments: traditional full service community banks and a mortgage loan origination business. The community bank business includes four banks which provide loan, deposit, investment, and trust services to retail and commercial customers throughout their locations in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold principally in the secondary market through purchase commitments from investors, which subject the Company to only de minimis risk.

      Profit and loss is measured by net income after taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process.

      Both of the Company's reportable segments are service based. The mortgage business is a fee based business while the banks are driven principally by net interest income. The banks provide a distribution and referral network through their customers for the mortgage services. The mortgage company offers a more limited network for the banks, due largely to the minimal degree of overlapping geographic markets.

      Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three months and six months as of June 30, 2001 and 2000 follows:


Three Months ended June 30, 2001

                                                                  Community                             Consolidated
(in thousands)                                                      Banks     Mortgage    Elimination      Totals
                                                                   --------   --------    -----------   -----------
Net interest income                                              $  7,785     $    173     $     --      $  7,958
Provision for loan losses                                             393           --           --           393
                                                                  -----------------------------------------------
Net interest income after provision for loan losses                 7,392          173           --         7,565
Noninterest income                                                  2,013        2,119          (43)        4,089
Noninterest expenses                                                6,151        1,863          (43)        7,971
                                                                 ------------------------------------------------
Income before income taxes                                          3,254          429           --         3,683
Income tax expense                                                    651          146           --           797
                                                                 ------------------------------------------------

Net income                                                       $  2,603     $    283     $     --      $  2,886
                                                                 ================================================

Assets                                                           $925,641     $ 31,007     $(32,649)     $923,999
                                                                 ================================================



Three Months ended June 30, 2000


                                                                 Community                             Consolidated
(in thousands)                                                     Banks     Mortgage    Elimination      Totals
                                                                  --------   --------    -----------   -----------
Net interest income (loss)                                       $  7,844     $      2      $     --      $  7,846
Provision for loan losses                                             581           --            --           581
                                                                 -------------------------------------------------
Net interest income (loss) after provision for loan losses          7,263            2                       7,265
Noninterest income                                                  1,646        1,593           (20)        3,219
Noninterest expenses                                                6,092        2,091           (20)        8,163
                                                                 -------------------------------------------------
Income (loss) before income taxes                                   2,817         (496)           --         2,321
Income tax expense (benefit)                                          607         (180)           --           427
                                                                 -------------------------------------------------

Net income (loss)                                                $  2,210     $   (316)     $     --      $  1,894
                                                                 =================================================

Assets                                                           $884,606     $ 17,651      $(19,347)     $882,910
                                                                 =================================================


Six Months ended June 30, 2001
                                                                Community                                Consolidated
(in thousands)                                                    Banks        Mortgage     Elimination     Totals
                                                                ----------    ----------    -----------   ----------
Net interest income                                             $ 15,632      $    263       $     --       $ 15,895
Provision for loan losses                                            825            --             --            825
                                                                ----------------------------------------------------
Net interest income after provision for loan losses               14,807           263             --         15,070
Noninterest income                                                 3,856         3,931            (85)         7,702
Noninterest expenses                                              12,252         3,562            (85)        15,729
                                                                ----------------------------------------------------
Income before income taxes                                         6,411           632             --          7,043
Income tax expense                                                 1,272           215             --          1,487
                                                                ----------------------------------------------------

Net income                                                      $  5,139      $    417       $     --       $  5,556
                                                                ====================================================

Assets                                                          $925,641      $ 31,007       $(32,649)      $923,999
                                                                ====================================================





Six Months ended June 30, 2000
                                                                Community                                Consolidated
(in thousands)                                                    Banks        Mortgage     Elimination     Totals
                                                                ----------    ----------    -----------   ----------
Net interest income (loss)                                      $ 15,543      $    (11)      $     --       $ 15,532
Provision for loan losses                                          1,145            --             --          1,145
                                                                ----------------------------------------------------
Net interest income (loss) after provision for loan losses        14,398           (11)                       14,387
Noninterest income                                                 3,123         2,638            (81)         5,680
Noninterest expenses                                              12,188         4,087            (81)        16,194
                                                                ----------------------------------------------------
Income (loss) before income taxes                                  5,333        (1,460)            --          3,873
Income tax expense (benefit)                                       1,066          (508)            --            558
                                                                ----------------------------------------------------
Net income (loss)                                               $  4,267      $   (952)      $     --       $  3,315
                                                                ====================================================

Assets                                                          $884,606      $ 17,651       $(19,347)      $882,910
                                                                ====================================================

5.    RECENT ACCOUNTING STATEMENTS
      ----------------------------

      In January 2001, the Company implemented the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. As part of the implementation, the Company reclassified its remaining held to maturity investments to available for sale. As of January 1, 2001, $5,465,000 held to maturity investments converted to available for sale. The effect of this reclassification was not considered material.

6.    FORWARD-LOOKING  STATEMENTS
      ---------------------------

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

Results of Operations
---------------------

     Net income for the second quarter of 2001 was $2.9 million, up from $1.9 million for the same period in 2000. This increase was principally the result of significant improvement in the mortgage segment's performance with net income of $283,000 for the quarter ended June 30, 2001 compared to a loss of $316,000 in the second quarter of last year. In addition, the community banking segment continued to perform well showing a $393,000 increase in earnings or 17.8% over the prior year's second quarter. Diluted earnings per share amounted to $.38 in the second quarter of 2001, as compared to $.25 in the same quarter of 2000. The Company's annualized return on average assets for the three months ended June 30, 2001 was 1.27% as compared to .88% a year ago. The Company's annualized return on average equity totaled 13.73% and 10.94% for the three months ended June 30, 2001 and 2000, respectively.

     Net income from the Company's community banking segment increased from approximately $2.2 million in the second quarter of 2000 to over $2.6 million in the second quarter of 2001. Continued growth in existing markets, as well as the performance of acquired and denovo banks and branches and previously implemented initiatives to consolidate backoffice functions are reflected in the improved operating efficiencies and contributed to the improvement in the profitability of the community banking segment.

      Rapidly falling interest rates, coupled with tighter credit criteria for loans and ongoing competition for deposits, continue to compress the net interest margin. Deposit growth slowed in the second quarter to 4.2% from the December 31, 2000 balance, while loans only grew 1.0% in the same time frame. Continued deposit growth, slowing loan growth and the significant rate cuts by the Federal Reserve have all contributed to a narrowing interest margin. Deposits generally reprice slower than assets and, accordingly, we expect the deposit repricing to result in reductions in interest expense and improvement in the net interest margin.

      The mortgage banking segment continues to reflect last year's effort by management to return it to profitability. Strategic changes to consolidate operations and close unprofitable offices, combined with a favorable interest rate environment in the current year contributed to this segment's turn around. The Company is continuing to make adjustments to increase the production volumes and improve operating efficiencies of this segment of our business. Although mortgage loan production has been impacted by long term interest rate swings and refinancing is a third of the business, the potential is there to continue the profitable trend.

Net income for the six months ended June 30, 2001 was $5.6 million, up from $3.3 million for the same period in 2000. This increase was principally the result of significant improvement in the mortgage segment's performance with net income of $417,000 for the period ended June 30, 2001 compared to a loss of $952,000 for the same period last year. In addition, the community banking segment continued to perform well reporting a $872,000 increase in earnings or 20.4% over the prior year. Diluted earnings per share amounted to $.74 in the first six months of 2001, as compared to $.44 for the same period of 2000. The Company's annualized return on average assets for the six months ended June 30, 2001 was 1.25% as compared to .79% a year ago. The Company's annualized return on average equity totaled 13.66% and 9.70% for the six months ended June 30, 2001 and 2000, respectively.


Net Interest Income

         Net interest income on a tax-equivalent basis for the second quarter of 2001 increased slightly by 1.2% to $8.64 million from $8.54 million for the same period a year ago. Over that time average interest earning assets grew by 4.1% and average interest bearing liabilities increased by 3.6%. The slower growth is largely attributable to the slowing economy and the Company's decision during late 2000 to scale back loan production in response to market pricing and in preparation for the slow down. This is reflected in a 23 basis point drop in the yield on earning assets. It was offset by only a 10 basis point drop in interest-bearing liabilities, as deposits and other liabilities reprice slower than earning assets. It is anticipated that scheduled maturities and repricing of certificates in the later part of the year should provide some relief in interest expense. The current interest rate environment and competition for deposits continue to put pressure on net interest margins.

       In addition, the subsidiary banks have periodically engaged in wholesale leverage transactions to better leverage their capital position by borrowing funds to invest in securities at margins of 150 to 200 basis points. Although such transactions increase net income and return on equity, they reduce the net interest margin. As of June 30, 2001 such transactions accounted for $25 million of the Company's total borrowings.

       Average earning assets during the second quarter of 2001 increased by $33.5 million to $848.6 million from the second quarter of 2000, while average interest-bearing liabilities grew by $25.5 million to $728.1 million over this same period. Included in the earning assets is $20.8 million of growth in loans held for sale. These loans are mortgage loans originated by the mortgage segment and held for the short period between closing and funding by the investor. While this spread provides a positive contribution to interest income and net income, it reduces the net interest margin as they are funded at more narrow, short term spreads. These loans ultimately generate most of their earnings in the noninterest category through gains on sales of loans. The Company's yield on average earning assets was 8.12%, down 23 basis points from 8.35% a year ago, while its cost of average interest-bearing liabilities decreased 10 basis points from 4.80% in the second quarter 2000 to 4.70% in second quarter 2001.



                                                                            Union Bankshares Corporation
                                                 AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)
                                                -----------------------------------------------------------------------------------
                                                                      For the three months ended June 30,
                                                -----------------------------------------------------------------------------------
                                                                  2001                                    2000
                                                -----------------------------------------------------------------------------------
                                                                 Interest                              Interest
                                                   Average       Income/     Yield/      Average        Income/      Yield/
                                                   Balance       Expense      Rate        Balance       Expense       Rate
                                                -----------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
 Assets:
 Securities:
       Taxable .........................         $128,943       $ 2,223       6.92%      $123,582       $ 2,302       7.49%
       Tax-exempt(1)....................           92,092         1,783       7.77%        98,094         1,866       7.65%
                                                ------------------------                 -----------------------
           Total securities.............          221,035         4,006       7.27%       221,676         4,168       7.56%
 Loans, net.............................          588,163        12,927       8.82%       581,678        12,736       8.81%
 Loans held for sale....................           31,609           173       2.20%        10,850             2       0.07%
 Federal funds sold.....................            6,941            55       3.18%            77             1       5.22%
 Interest-bearing deposits
      in other banks....................              870            10       4.61%           856            16       7.52%
                                                ------------------------                 -----------------------
          Total earning assets..........          848,618        17,171       8.12%       815,137        16,923       8.35%
Allowance for loan losses...............           (7,900)                                 (7,341)
Total non-earning assets................           69,549                                  53,379
                                                ----------                               ---------
Total assets............................         $910,267                                $861,175
                                                ==========                               =========

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking..........................           98,444           438       1.78%      $103,018           554       2.16%
      Money market savings..............           64,322           475       2.96%        61,971           511       3.32%
      Regular savings...................           58,911           417       2.84%        57,072           337       2.37%
Certificates of deposit:
      $100,000 and over.................          127,217         1,905       6.01%       107,307         1,489       5.58%
      Under $100,000....................          270,601         3,893       5.77%       260,668         3,630       5.60%
                                                ------------------------                 -----------------------
          Total interest-bearing
               deposits.................          619,495         7,128       4.62%       590,036         6,521       4.45%
Other borrowings........................          108,646         1,403       5.18%       112,646         1,861       6.64%
                                                ------------------------                 -----------------------
          Total interest-bearing
               liabilities..............        . 728,141         8,531       4.70%       702,682         8,382       4.80%

Noninterest bearing liabilities:
      Demand deposits...................           92,202                                  86,161
      Other liabilities.................            5,613                                   2,725
                                                ----------                               ---------
          Total liabilities.............          825,956                                 791,568
Stockholders' equity....................           84,311                                  69,607
                                                ----------                               ---------
Total liabilities and
      stockholders' equity..............         $910,267                                $861,175
                                                ==========                               =========

Net interest income.....................                        $ 8,640                                 $ 8,541
                                                                =======                                 =======

Interest rate spread....................                                      3.42%                                   3.55%
Interest expense as a percent
      of average earning assets.........                                      4.03%                                   4.14%
Net interest margin.....................                                      4.09%                                   4.21%





                                                  For the three months ended June 30,
                                                --------------------------------------
                                                                1999
                                                --------------------------------------
                                                               Interest
                                                 Average       Income/       Yield/
                                                 Balance       Expense       Rate
                                                --------------------------------------
                                                        (Dollars in thousands)
 Assets:
 Securities:
       Taxable .........................         $131,210      $ 1,915        5.85%
       Tax-exempt(1)....................           86,134        1,703        7.93%
                                                 ----------------------
           Total securities.............          217,344        3,618        6.68%
 Loans, net.............................          495,598       10,304        8.34%
 Loans held for sale....................           14,562           16        0.44%
 Federal funds sold.....................            4,015           31        3.10%
 Interest-bearing deposits
      in other banks....................              775            3        1.55%
                                                 ----------------------
          Total earning assets..........          732,294       13,972        7.65%
Allowance for loan losses...............           (7,058)
Total non-earning assets................           68,702
                                                 ---------
Total assets............................         $793,938
                                                 =========

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking..........................         $ 87,240          410        1.89%
      Money market savings..............           64,008          561        3.52%
      Regular savings...................           59,757          391        2.62%
Certificates of deposit:
      $100,000 and over.................           93,642        1,178        5.05%
      Under $100,000....................          234,631        3,124        5.34%
                                                 ----------------------
          Total interest-bearing
               deposits.................          539,278        5,664        4.21%
Other borrowings........................           76,676          919        4.81%
                                                 ----------------------
          Total interest-bearing
               liabilities..............          615,954        6,583        4.29%

Noninterest bearing liabilities:
      Demand deposits...................           84,153
      Other liabilities.................           19,556
                                                 ---------
          Total liabilities.............          719,663
Stockholders' equity....................           74,275
                                                 ---------
Total liabilities and
      stockholders' equity..............         $793,938
                                                 =========

Net interest income.....................                       $ 7,389
                                                               =======

Interest rate spread....................                                      3.37%
Interest expense as a percent
      of average earning assets.........                                      3.61%
Net interest margin.....................                                      4.05%





(1) Income and yields are reported on a taxable equivalent basis.


                                                                              Union Bankshares Corporation
                                                  AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)
                                                ------------------------------------------------------------------------------------
                                                                         For the six months ended June 30,
                                                ------------------------------------------------------------------------------------
                                                                   2001                                        2000
                                                ------------------------------------------------------------------------------------
                                                                 Interest                                   Interest
                                                  Average        Income/        Yield/        Average        Income/       Yield/
                                                  Balance        Expense         Rate         Balance        Expense         Rate
                                                ------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
 Assets:
 Securities:
      Taxable...........................        $127,034        $ 4,419         7.01%       $121,776       $ 4,490         7.41%
      Tax-exempt(1).....................          92,808          3,573         7.76%         98,353         3,753         7.67%
                                                ------------------------                    -----------------------
          Total securities..............         219,842          7,992         7.33%        220,129         8,243         7.53%
 Loans, net.............................         585,518         26,088         8.98%        568,881        24,708         8.73%
 Loans held for sale....................          24,633            263         2.15%          7,554           (11)       -0.29%
 Federal funds sold.....................           6,199            127         4.13%            422            20         9.53%
 Interest-bearing deposits
     in other banks.....................             803             18         4.52%            972            32         6.62%
                                                ------------------------                    -----------------------
         Total earning assets...........         836,995         34,488         8.31%        797,958        32,992         8.31%
Allowance for loan losses...............          (7,747)                                     (7,092)
Total non-earning assets................          69,382                                      57,900
                                                ---------                                   ---------
Total assets............................        $898,630                                    $848,766
                                                ========                                    =========

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
     Checking...........................          97,170            890         1.85%       $100,076         1,056         2.12%
     Money market savings...............          63,179            949         3.03%         62,567         1,016         3.27%
     Regular savings....................          57,784            728         2.54%         57,881           688         2.39%
Certificates of deposit:
     $100,000 and over..................         127,072          3,796         6.02%        105,473         2,853         5.44%
     Under $100,000.....................         268,543          7,902         5.93%        254,342         6,937         5.48%
                                                ------------------------                    -----------------------
         Total interest-bearing
              deposits..................         613,748         14,265         4.69%        580,339        12,550         4.35%
Other borrowings........................         107,016          2,932         5.52%        113,546         3,512         6.22%
                                                ------------------------                    -----------------------
         Total interest-bearing
              liabilities...............         720,764         17,197         4.81%        693,885        16,062         4.66%

Noninterest bearing liabilities:
     Demand deposits....................          90,021                                      83,301
     Other liabilities..................           5,806                                       2,879
                                                ---------                                   ---------
         Total liabilities..............         816,591                                     780,065
Stockholders' equity....................          82,039                                      68,701
                                                ---------                                   ---------
Total liabilities and
     stockholders' equity...............        $898,630                                    $848,766
                                                =========                                   =========

Net interest income.....................                       $ 17,291                                   $ 16,930
                                                               ========                                    =======

Interest rate spread....................                                        3.50%                                      3.66%
Interest expense as a percent
     of average earning assets..........                                        4.14%                                      4.04%
Net interest margin.....................                                        4.17%                                      4.27%



                                                      For the six months ended June 30,
                                                ---------------------------------------------
                                                                   1999
                                                ---------------------------------------------
                                                                  Interest
                                                    Average       Income/         Yield/
                                                    Balance       Expense          Rate
                                                -------------------------------------------
                                                           (Dollars in thousands)
 Assets:
 Securities:
      Taxable...........................           $115,527       $ 3,453          6.03%
      Tax-exempt(1).....................             85,977         3,327          7.80%
                                                   -----------------------
          Total securities..............            201,504         6,780          6.79%
 Loans, net.............................            488,719        20,883          8.62%
 Loans held for sale....................             12,078            18          0.30%
 Federal funds sold.....................              4,175            88          4.25%
 Interest-bearing deposits
     in other banks.....................              1,344            29          4.35%
                                                   -----------------------
         Total earning assets...........            707,820        27,798          7.92%
Allowance for loan losses...............             (6,887)
Total non-earning assets................             69,547
                                                   ---------
Total assets............................           $770,480
                                                   ========

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
     Checking...........................           $ 84,775           871          2.07%
     Money market savings...............             64,024         1,076          3.39%
     Regular savings....................             58,804           789          2.71%
Certificates of deposit:
     $100,000 and over..................             90,913         2,349          5.21%
     Under $100,000.....................            236,648         6,257          5.33%
                                                   -----------------------
         Total interest-bearing
              deposits..................            535,164        11,342          4.27%
Other borrowings........................             61,260         1,524          5.02%
                                                   -----------------------
         Total interest-bearing
              liabilities...............            596,424        12,866          4.35%

Noninterest bearing liabilities:
     Demand deposits....................             81,328
     Other liabilities..................             18,984
                                                   ---------
         Total liabilities..............            696,736
Stockholders' equity....................             73,744
                                                   ---------
Total liabilities and
     stockholders' equity...............           $770,480
                                                   =========

Net interest income.....................                         $ 14,932
                                                                 ========

Interest rate spread....................                                           3.57%
Interest expense as a percent
     of average earning assets..........                                           3.67%
Net interest margin.....................                                           4.25%



(1) Income and yields are reported on a taxable equivalent basis.

 Provision for Loan Losses

     The provision for loan losses totaled $393,000 for the second quarter of 2001, down from $581,000 for the second quarter of 2000. For the first six months of 2001, the provision was $825,000 versus $1,145,000 for the same period in 2000. These provisions reflect the performance of the loan portfolio and management's assessment of the credit risk in the portfolio. (See Asset Quality)


Noninterest Income

     Noninterest income for the three months ended June 30, 2001 totaled $4.1 million, up from $3.2 million for the same period a year ago. Gains on sales of loans in the mortgage banking segment comprised much of this improvement, increasing $528,000 over the same period in 2000. Service charges on deposit accounts increased $43,000 and other service charges and fees increased $124,000, reflecting deposit growth and initiatives to enhance fee income. Other operating income increased $158,000 over the prior year, reflecting income from the Bank Owned Life Insurance purchase in the fourth quarter of 2000. Management continues to seek additional sources of noninterest income, including increased emphasis on cross-selling services and better leveraging the financial services available throughout the organization.

Noninterest Expense

Noninterest expense in the second quarter of 2001 totaled $8.0 million, a decrease of $192,000 over the same period in 2000. Personnel costs were down $31,000 over last year's second quarter. Commission costs were up from increased loans held for sale production, but salaries and other benefit categories were down. Occupancy expense was down $36,000 and furniture & equipment expense was down $42,000. Other operating expenses were down $83,000 over last year's second quarter. The decreases are primarily the result of mortgage branch consolidation and closings and expense controls in the mortgage operation. The community banking segment is up only slightly for the quarter, reflecting realization of cost savings and consolidation efficiencies.


Financial Condition
-------------------

     Total assets as of June 30, 2001 were $924.0 million, an increase of 4.8% from $882.0 million at December 31, 2000. Loans totaled $587.9 million at June 30, 2001, an increase of 1.2% from $580.8 million at December 31, 2000. The securities portfolio increased to $226.3 million in the first six months of 2001 versus $215.8 at year end 2000. Loans held for sale increased $13.3 million compared to the December 31, 2000 balance due to the increase in mortgage activity. Federal Funds sold increased by $13.3 million to $13.7 million on June 30, 2001. Stockholders' equity totaled $85.2 million at June 30, 2001, which represents a book value of $11.32 per share.

     Deposit growth was good as the banks continued to increase market share. Total deposits at June 30, 2001 were $721.0 million, up 4.1% from $692.5 million at December 31, 2000. Other borrowings totaled $112.5 million at June 30, 2001, a 7.0% increase over $105.1 million at year end 2000. The other borrowings change is the result of a $7.9 million increase in securities sold under agreement to repurchase (principally with customers). It is anticipated that debt will be restructured to lower cost alternatives over the next few months.

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

Asset Quality
-------------

     The allowance for loan losses is an estimate of an amount adequate to absorb potential losses inherent in the loan portfolio. General economic trends, as well as conditions affecting individual borrowers, affect the level of credit losses. Management's determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of the collateral, current economic conditions, historical loan loss experience, and other risk factors. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and comparison to peer groups. Declining nonperforming asset levels and prudent maintenance of the allowance have continued to strengthen asset quality.

     The allowance for loan losses totaled $7.9 million at June 30, 2001 or 1.35% of total loans, as compared to 1.27% at December 31, 2000 and 1.32% at June 30, 2000.



                                                  June 30,   December 31,  June 30,
                                                   2001          2000        2000
                                                   ----          ----        ----
                                                       (dollars in thousands)
     Nonaccrual loans                            $  539       $  830       $1,694
     Foreclosed properties                          913        1,711        1,774
                                                 ------       ------        -----
     Nonperforming assets                        $1,452       $2,541       $3,468
                                                 ======       ======       ======

     Allowance for loan losses                   $7,916       $7,389       $7,594
     Allowance as % of total loans                 1.35%        1.27%        1.32%
     Nonperforming assets to loans
              and foreclosed properties             .25%         .44%         .60%

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

     At June 30, 2001, the Company's ratio of total capital to risk-weighted assets was 12.79% and its ratio of Tier 1 capital to risk-weighted assets was 11.59%. Both ratios exceed the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at June 30, 2001 (dollars in thousands):

     Tier 1 capital                                      $   76,602
     Tier 2 capital                                           7,916
     Total risk-based capital                                84,518
     Total risk-weighted assets                             660,840

     Capital Ratios:
              Tier 1 risk-based capital ratio                 11.59%
              Total risk-based capital ratio                  12.79%
              Leverage ratio (Tier 1 capital to
                       average adjusted total assets)          8.47%
              Equity to assets ratio                           9.22%


     The Company's book value per share at June 30, 2001 was $11.32.
Dividends to stockholders are typically paid semi-annually in June and December.

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

         At June 30, 2001 cash, interest-bearing deposits in other banks, federal funds sold, securities available for sale and loans maturing or repricing in one year were 44.4% of total earning assets. At June 30, 2001 approximately $333.9 million or 54.1% of total loans are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, to fund securities purchases, and periodically, to fund wholesale leverage transactions.

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

Earnings Simulation Analysis

     Management uses simulation analysis to measure the sensitivity of net income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis.

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

     The following table represents the interest rate sensitivity on net income for the Company using different rate scenarios as of:

                                      June 30, 2001        June 30, 2000
                                       % Change in          % Change in
             Change in Prime Rate        Net Income          Net Income
             --------------------        ------------------------------

              +200 basis points           -3.20%             -2.17%
              Flat                          0                  0
              -200 basis points            +.13%             +8.35%

Based on this model, the company is positioned to benefit from a falling rate environment.

Economic Value Simulation

      Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation.

      The following chart reflects the change in net market value over different rate environments as of June 30:
                                                 Change in Net Economic Value
                                                    (dollars in thousands)
                                                    ----------------------
                Change in Prime Rate                 2001            2000
                --------------------                 ----            ----
                  +200 basis points              $ -14,492      $  -42,271
                  +100 basis points                - 6,679         -25,343
                   Flat                                  0           6,696
                  -100 basis points                  2,752          11,110
                  -200 basis points                  4,795          27,633

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders
           (a) The annual meeting of stockholders of Union Bankshares Corporation was held on April 17, 2001.

           (b),(c) The following directors were elected for terms expiring in 2004:


                                                          FOR                      AGAINST
                                                          ---                      -------
                             Ronald L. Hicks           5,756,033                     85,392
                             W. Tayloe Murphy, Jr.     5,732,805                    108,620
                             A. D. Whittaker           5,755,247                     86,178


                    The following directors were elected for terms expiring in 2003:
                                                           FOR                     AGAINST
                                                           ---                     -------
                             Frank B. Bradley, III     5,738,781                  102,644
                             William M. Wright         5,741,929                   99,496

                    The following directors' terms of office continued after the meeting:

                             G. William Beale
                             Walton Mahon
                             M. Raymond Piland, III
                             Charles H. Ryland



Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

           (a) See attached list of exhibits

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Union Bankshares Corporation
                                           ----------------------------
                                                    (Registrant)


         August 13, 2001                          /s/  G. William Beale
             (Date)                        -------------------------------------
                                             G. William Beale,
                                             President, Chief Executive Officer
                                                 and Director


         August 13, 2001                        /s/  D. Anthony Peay
             (Date)                        -------------------------------------
                                             D. Anthony Peay,
                                             Senior Vice President and
                                                 Chief Financial Officer

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                                Index to Exhibits
                            Form 10-Q /June 30, 2001



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
