Form 10-Q
period 2001-09-30
UNION BANKSHARES CORP
filed 2001-11-14
CIK 883948

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___
                                               ---

         As of October 24, 2001, Union Bankshares Corporation had 7,512,812 shares of Common Stock outstanding.

                          UNION BANKSHARES CORPORATION
                                   FORM 10-Q
                               September 30, 2001

                                     INDEX
                                     -----

PART 1 - FINANCIAL INFORMATION                                                                                             Page
                                                                                                                           ----
Item 1 - Financial Statements
     Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
         and December 31, 2000 (Audited).................................................................................      1

     Consolidated Statements of Income (Unaudited)
         For the three months and nine months ended September 30, 2001 and 2000..........................................      2

     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
         For the nine months ended September 30, 2001 and 2000...........................................................      3

     Consolidated Statements of Cash Flows (Unaudited)
         For the nine months ended September 30, 2001 and 2000...........................................................      4

     Notes to Consolidated Financial Statements (Unaudited)..............................................................  5 - 11

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations................................................................. 12 - 20

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...................................................... 21 - 22

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...............................................................................................      23

Item 2 - Changes in Securities and Use of Proceeds.......................................................................      23

Item 3 - Defaults Upon Senior Securities.................................................................................      23

Item 4 - Submission of Matters to a Vote of Security Holders.............................................................      23

Item 5 - Other Information...............................................................................................      23

Item 6 - Exhibits and Reports on Form 8-K................................................................................      23

Signatures...............................................................................................................      24

Index to Exhibits........................................................................................................      25

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                 September 30,    December 31,
ASSETS                                                                               2001             2000
------                                                                               ----             ----
                                                                                 (Unaudited)
Cash and cash equivalents:
     Cash and due from banks                                                     $      19,370    $     22,174
     Interest-bearing deposits in other banks                                            2,280             315
     Federal funds sold                                                                 15,888             380
                                                                                 -------------    ------------

             Total cash and cash equivalents                                            37,538          22,869
                                                                                 -------------    ------------

Securities available for sale, at fair value                                           231,925         210,312
Investment securities, at amortized cost
     Fair value of $0, and $5,528, respectively                                              -           5,465
                                                                                 -------------    ------------
             Total securities                                                          231,925         215,777
                                                                                 -------------    ------------

Loans held for sale                                                                     27,384          16,472
                                                                                 -------------    ------------

Loans, net of unearned income                                                          596,043         580,790
     Less allowance for loan losses                                                      7,473           7,389
                                                                                 -------------    ------------

             Net loans                                                                 588,570         573,401
                                                                                 -------------    ------------

Bank premises and equipment, net                                                        18,738          20,077
Other real estate owned                                                                    887           1,701
Other assets                                                                            28,602          31,664
                                                                                 -------------    ------------

             Total assets                                                        $     933,644    $    881,961
                                                                                 =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Noninterest-bearing demand deposits                                              $     100,554    $     92,067
Interest-bearing deposits:
     NOW accounts                                                                      100,243          96,751
     Money market accounts                                                              70,982          62,438
     Savings accounts                                                                   67,361          56,540
     Time deposits of $100,000 and over                                                128,277         121,548
     Other time deposits                                                               269,962         263,128
                                                                                 -------------    ------------

             Total interest-bearing deposits                                           636,825         600,405
                                                                                 -------------    ------------

             Total deposits                                                            737,379         692,472
                                                                                 -------------    ------------

Securities sold under agreement to repurchase                                           36,521          25,114
Other short-term borrowings                                                              1,032           6,000
Long-term borrowings                                                                    63,180          74,023
Other liabilities                                                                        5,808           6,000
                                                                                 -------------    ------------

             Total liabilities                                                         843,920         803,609
                                                                                 -------------    ------------

Commitments and contingencies
Stockholders' equity:
     Common stock, $2 par value.  Authorized 24,000,000 shares; issued and
      outstanding, 7,517,820, and 7,516,534 shares, respectively                        15,036          15,033
     Surplus                                                                               336             403
     Retained earnings                                                                  70,137          63,201
     Accumulated other comprehensive income (loss)                                       4,215            (285)
                                                                                 -------------    ------------

             Total stockholders' equity                                                 89,724          78,352
                                                                                 -------------    ------------

             Total liabilities and stockholders' equity                          $     933,644    $    881,961
                                                                                 =============    ============


See accompanying notes to consolidated financial statements.

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
               (dollars in thousands, except per share amounts)

                                                             Three Months Ended     Nine Months Ended
                                                                September 30,         September 30,
                                                           ---------------------   -------------------
                                                              2001       2000        2001       2000
                                                              ----       ----        ----       ----
Interest and dividend income:
    Interest and fees on loans                             $ 12,831    $ 12,992    $ 39,001   $ 37,567
    Interest on Federal funds sold                              196          37         323         57
    Interest on interest-bearing deposits in other banks         10          16          28         48
    Interest and dividends on securities:
       Taxable                                                2,296       2,315       6,715      6,805
       Nontaxable                                             1,144       1,233       3,502      3,710
                                                           --------    --------    --------   --------
           Total interest and dividend income                16,477      16,593      49,569     48,187
                                                           --------    --------    --------   --------

Interest expense:
    Interest on deposits                                      6,786       6,880      21,051     19,430
    Interest on short-term borrowings                           306         610       1,037      1,966
    Interest on long-term borrowings                            991       1,213       3,192      3,369
                                                           --------    --------    --------   --------

           Total interest expense                             8,083       8,703      25,280     24,765
                                                           --------    --------    --------   --------
           Net interest income                                8,394       7,890      24,289     23,422

Provision for loan losses                                       455         522       1,280      1,667
                                                           --------    --------    --------   --------
           Net interest income after provision
               for loan losses                                7,939       7,368      23,009     21,755
                                                           --------    --------    --------   --------
Noninterest income:
    Service charges on deposit accounts                         881         933       2,753      2,650
    Other service charges and fees                              636         545       1,867      1,567
    Gains (Losses) on securities transactions, net               95      (1,050)        125       (964)
    Gains on sales of loans                                   2,360       1,496       6,291      4,134
    Gains (Losses) on sales of other real estate owned
       and bank premises, net                                   (15)         71          69         76
    Gains on termination of pension plan                          -       1,087           -      1,087
    Other operating income                                      110          81         664        293
                                                           --------    --------    --------   --------

           Total noninterest income                           4,067       3,163      11,769      8,843
                                                           --------    --------    --------   --------

Noninterest expenses:
    Salaries and benefits                                     4,974       4,957      14,247     14,432
    Occupancy expenses                                          553         576       1,614      1,737
    Furniture and equipment expenses                            700         730       2,128      2,201
    Other operating expenses                                  1,865       2,079       5,832      6,166
                                                           --------    --------    --------   --------

           Total noninterest expenses                         8,092       8,342      23,821     24,536
                                                           --------    --------    --------   --------

Income before income taxes                                    3,914       2,189      10,957      6,062
Income tax expense                                              877         292       2,363        850
                                                           --------    --------    --------   --------

           Net income                                      $  3,037    $  1,897    $  8,594   $  5,212
                                                           ========    ========    ========   ========

Earnings per share, basic and diluted                      $   0.40    $   0.25    $   1.14   $   0.69


See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(dollars in thousands)

                                                                                              Accumulated
                                                                                                 Other
                                                         Common                 Retained    Comprehensive   Comprehensive
                                                         Stock       Surplus    Earnings     Income (Loss)  Income (Loss)    Total
                                                        --------     -------    --------    --------------  ------------- ----------
Balance - December 31, 1999                             $ 14,976     $    163   $ 58,603    $    (4,948)                  $  68,794

Comprehensive income:
  Net income - for nine months ended September 30, 2000                         $  5,212                           5,212      5,212
  Unrealized holding gains arising during the period
  (net of tax, $ 572)                                                                                              1,112
  Reclassification adjustment for gains included in net
  income (net of tax, $328)                                                                                          636
                                                                                                               ---------
  Other comprehensive income  (net of tax, $900)                                                  1,748            1,748      1,748
                                                                                                               ---------
Total comprehensive income                                                                                     $   6,960
Cash dividends - 2000 ($.40 per share semi annually)                              (1,499)                      =========     (1,499)
Issuance of common stock under Dividend Reinvestment
Plan (16,090 shares)                                          33          140                                                   173
Stock repurchased under Stock Repurchase Plan
(11,300 shares)                                              (23)        (115)                                                 (138)
Issuance of common stock under Incentive Stock Option
Plan (5,040 shares)                                           10           22                                                    32
Issuance of common stock in exchange for net assets in
acquisition (17,673 shares)                                   35          201                                                   236
                                                        -----------------------------------------------                   ---------
Balance - September 30, 2000 (Unaudited)                $ 15,031     $    411   $ 62,316    $    (3,200)                  $  74,558
                                                        ===============================================                   =========

Balance - December 31, 2000                             $ 15,033     $    403   $ 63,201    $      (285)                  $  78,352
Comprehensive income:
     Net income - for nine months ended
      September 30, 2001                                                           8,594                       $   8,594      8,594
     Unrealized holding gains arising during the period
     (net of tax, $ 2,361)                                                                                         4,418
     Reclassification adjustment for gains included
     in net income (net of tax, $43)                                                                                 (82)
                                                                                                               ---------
     Other comprehensive income  (net of tax, $2,318)                                             4,500            4,500      4,500
                                                                                                               ---------
Total comprehensive income                                                                                     $  13,094
                                                                                                               =========
Cash dividends - 2001 ($.44 per share semi annually)                              (1,658)                                    (1,658)
Issuance of common stock under Dividend Reinvestment Plan
(12,930 shares)                                               26          168                                                   194
Stock repurchased under Stock Repurchase Plan
(31,250 shares)                                              (62)        (427)                                                 (489)
Issuance of common stock in exchange for net assets in
acquisition (19,606 shares)                                   39          192                                                   231

                                                        -----------------------------------------------                   ---------
Balance - September 30, 2001  (Unaudited)               $ 15,036     $    336   $ 70,137    $     4,215                   $  89,724
                                                        ===============================================                   =========

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                 Nine Months Ended September 30, 2001 and 2000
                            (dollars in thousands)

                                                                                   2001          2000
                                                                                   ----          ----
Operating activities:
     Net income                                                                 $    8,594    $    5,212
     Adjustments to reconcile net income to net cash and
        cash equivalents provided by (used in) operating activities:
           Depreciation of bank premises and equipment                               1,438         1,802
           Amortization                                                                996           426
           Provision for loan losses                                                 1,280         1,667
           (Gains) losses on sales of securities available for sale                   (125)          964
           Gains on sales of other real estate owned and fixed assets, net             (69)          (76)
           Increase in loans held for sale                                         (10,912)       (8,919)
           Decrease in other assets                                                    480           215
           Decrease in other liabilities                                              (192)       (7,278)
                                                                                ----------    ----------

                  Net cash and cash equivalents provided by (used in)
                       operating activities                                          1,490        (5,987)
                                                                                ----------    ----------

Investing activities:
     Net (increase) decrease in securities                                          (9,304)        8,717
     Net increase in loans                                                         (16,449)      (37,406)
     Purchases of bank premises and equipment                                         (519)         (885)
     Proceeds from sales of bank premises and equipment                                 22           181
     Proceeds from sales of other real estate owned                                    879           337
                                                                                ----------    ----------

                  Net cash and cash equivalents used in
                      investing activities                                         (25,371)      (29,056)
                                                                                ----------    ----------

Financing activities:
     Net increase in noninterest-bearing deposits                                    8,487        11,008
     Net increase in interest-bearing deposits                                      36,420        16,450
     Net increase (decrease) in short-term borrowings                                6,439       (16,506)
     Net increase (decrease) in long-term borrowings                               (10,843)       25,703
     Issuance of common stock                                                          194           205
     Repurchase of common stock                                                       (489)         (138)
     Cash dividends paid                                                            (1,658)       (1,499)
                                                                                ----------    ----------

                  Net cash and cash equivalents provided by
                      financing activities                                          38,550        35,223
                                                                                ----------    ----------

Increase in cash and cash equivalents                                               14,669           180
Cash and cash equivalents at beginning of period                                    22,869        19,919
                                                                                ----------    ----------

Cash and cash equivalents at end of period                                      $   37,538    $   20,099
                                                                                ==========    ==========

Supplemental Disclosure of Cash Flow Information
     Cash payments for:
        Interest                                                                $   25,540    $   19,314
        Income taxes                                                            $    1,942    $      915


See accompanying notes to consolidated financial statements.

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)
                              September 30, 2001


1.   ACCOUNTING POLICIES
     -------------------

      The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

      The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three and nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

      These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report. Certain previously reported amounts have been reclassified to conform to current period presentation.


2.   ALLOWANCE FOR LOAN LOSSES
     -------------------------

     The following summarizes activity in the allowance for loan losses for the nine months ended September 30, (in thousands):


                                                   2001       2000
                                                   ----       ----

          Balance, January 1                     $ 7,389     $6,617
          Provisions charged to operations         1,280      1,667
          Recoveries credited to allowance           296        266
          Loans charged off                       (1,492)      (693)
                                                 -------     ------
          Balance, September 30                  $ 7,473     $7,857
                                                 =======     ======

3.  EARNINGS PER SHARE
    ------------------

    Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. At September 30, 2001 stock options representing 74,140 shares were anti-dilutive and were not considered in the computation of EPS. The following is a reconcilment of the denominators of the basic and diluted EPS computations for the quarter and nine months ended September 30, 2001 and 2000.

---------------------------------------------------------------------------------------------
                                                                 WEIGHTED
                                                INCOME           AVERAGE             PER
                                                (NUMERATOR)      SHARES              SHARE
                                                                 (DENOMINATOR)       AMOUNT
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
                                                (dollars in
                                                thousands)
---------------------------------------------------------------------------------------------
 For the quarter ended September
 30, 2001
---------------------------------------------------------------------------------------------
     Basic EPS                                  $  3,037              7,524          $  .40
---------------------------------------------------------------------------------------------
     Effect of dilutive stock options                                    20
---------------------------------------------------------------------------------------------
     Diluted EPS                                $  3,037              7,544          $  .40
---------------------------------------------------------------------------------------------
 For the quarter ended September
 30, 2000
---------------------------------------------------------------------------------------------
     Basic EPS                                  $  1,897              7,515          $  .25
---------------------------------------------------------------------------------------------
     Effect of dilutive stock options                                     -
---------------------------------------------------------------------------------------------
     Diluted EPS                                $  1,897              7,515          $  .25
---------------------------------------------------------------------------------------------
 For the nine months ended
 September 30, 2001
---------------------------------------------------------------------------------------------
     Basic EPS                                  $  8,594              7,526          $ 1.14
---------------------------------------------------------------------------------------------
     Effect of dilutive stock options                                    17
---------------------------------------------------------------------------------------------
     Diluted EPS                                $  8,594              7,543          $ 1.14
---------------------------------------------------------------------------------------------
 For the nine months ended
 September 30, 2000
---------------------------------------------------------------------------------------------
     Basic EPS                                  $  5,212              7,505          $  .69
---------------------------------------------------------------------------------------------
     Effect of dilutive stock options                                     6
---------------------------------------------------------------------------------------------
     Diluted EPS                                $  5,212              7,511          $  .69
---------------------------------------------------------------------------------------------

4.   SEGMENT REPORTING DISCLOSURES
     -----------------------------

     Union Bankshares Corporation has two reportable segments: traditional full service community banking and mortgage loan origination. The community bank segment includes four banks which provide loan, deposit, investment, and trust services to retail and commercial customers throughout their locations in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimis risk.

     Profit and loss is measured by net income after taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies of the Company. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process.

     Both of the Company's reportable segments are service based. The mortgage business is a fee based business while the banks are driven principally by net interest income. The banks provide a distribution and referral network through their customers for the mortgage loan origination business. The mortgage segment offers a more limited network for the banks, due largely to the minimal degree of overlapping geographic markets.

     The community bank segment provides the mortgage segment with the short term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest at the 3 month LIBOR rate. These transactions are eliminated to reach consolidated totals. A management fee for back room support services is charged to all subsidiaries and eliminated in the consolidation totals.

     Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three months and nine months as of September 30, 2001 and 2000 follows:

Three Months ended September 30, 2001

                                                       Community         Mortgage      Elimination     Consolidated
                                                       ---------         --------      -----------     ------------
                                                         Banks                                            Totals
                                                         -----                                            ------
                                                                            (in thousands)
Net interest income                                     $  8,196         $   198        $      -        $   8,394
Provision for loan losses                                    445              10               -              455
                                                       -----------------------------------------------------------
Net interest income after provision for loan losses        7,751             188               -            7,939
Noninterest income                                         1,744           2,363             (40)           4,067
Noninterest expenses                                       6,099           2,033             (40)           8,092
                                                       -----------------------------------------------------------
Income before income taxes                                 3,396             518               -            3,914
Income tax expense                                           701             176               -              877
                                                       -----------------------------------------------------------

Net income                                              $  2,695         $   342        $      -        $   3,037
                                                       ===========================================================

Total Assets                                            $935,361         $29,004        $(30,721)         933,644
                                                       ===========================================================

Three Months ended September 30, 2000
                                                       Community         Mortgage      Elimination     Consolidated
                                                       ---------         --------      -----------     ------------
                                                         Banks                                            Totals
                                                         -----                                            ------
                                                                            (in thousands)
Net interest income                                     $  7,820         $    70        $     --        $   7,890
Provision for loan losses                                    522              --              --              522
                                                       -----------------------------------------------------------
Net interest income after provision for loan losses        7,298              70                            7,368
Noninterest income                                         1,707           1,496             (40)           3,163
Noninterest expenses                                       6,351           2,031             (40)           8,342
                                                       -----------------------------------------------------------
Income (loss) before income taxes                          2,654            (465)             --            2,189
Income tax expense (benefit)                                 445            (153)             --              292
                                                       -----------------------------------------------------------

Net income (loss)                                       $  2,209         $  (312)       $     --        $   1,897
                                                       ===========================================================

Total Assets                                            $860,039         $16,902        $(19,072)       $ 857,869
                                                       ===========================================================

Nine Months ended September 30, 2001

                                                       Community     Mortgage     Elimination     Consolidated
                                                       ---------     --------     -----------     ------------
                                                         Banks                                       Totals
                                                         -----                                       ------
                                                                       (in thousands)
Net interest income                                     $  23,828    $    461      $     --        $  24,289
Provision for loan losses                                   1,270          10            --            1,280
                                                       ------------------------------------------------------
Net interest income after provision for loan losses        22,558         451            --           23,009
Noninterest income                                          5,596       6,294          (121)          11,769
Noninterest expenses                                       18,347       5,595          (121)          23,821
                                                       ------------------------------------------------------
Income before income taxes                                  9,807       1,150            --           10,957
Income tax expense                                          1,972         391            --            2,363
                                                       ------------------------------------------------------

Net income                                              $   7,835    $    759      $     --        $   8,594
                                                       ======================================================

Total Assets                                            $ 935,361    $ 29,004      $(30,721)         933,644
                                                       ======================================================

Nine Months ended September 30, 2000
                                                       Community     Mortgage     Elimination     Consolidated
                                                       ---------     --------     -----------     ------------
                                                         Banks                                       Totals
                                                         -----                                       ------
                                                                       (in thousands)
Net interest income                                     $  23,363    $     59      $     --        $  23,422
Provision for loan losses                                   1,667          --            --            1,667
                                                       ------------------------------------------------------
Net interest income after provision for loan losses        21,696          59                         21,755
Noninterest income                                          4,830       4,134          (121)           8,843
Noninterest expenses                                       18,539       6,118          (121)          24,536
                                                       ------------------------------------------------------
Income (loss) before income taxes                           7,987      (1,925)           --            6,062
Income tax expense (benefit)                                1,511        (661)           --              850
                                                       ------------------------------------------------------

Net income (loss)                                       $   6,476    $ (1,264)     $     --        $   5,212
                                                       ======================================================

Total Assets                                            $ 860,039    $ 16,902      $(19,072)       $ 857,869
                                                       ======================================================

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

     In July, 2001, the Financial Accounting Standards Board issued two statements- Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

     Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

     The standards generally are required to be implemented by the Company in its 2002 financial statements. The adoption of these standards is not equaled to have a material impact on the financial statements.


6.   PURCHASES AND ACQUISITIONS

     On August 6, 2001, the Company's subsidiary, Northern Neck State Bank, signed an agreement with C & F Financial Corporation to purchase its Tappahannock Branch office. The transaction includes approximately $16 million in deposits and $3.0 million in loans. The purchase, which has received regulatory approval closed November 9, 2001, and will enhance our accessibility and service to the local community. As part of this transaction, the Company plans to close its existing branch and combine these operations with the newly acquired branch on or about January 4, 2002.

7.   STOCK REPURCHASE

     The Company has an existing authorization from the board of directors of Union Bankshares to buy up to 100,000 shares of the Company's outstanding common stock in the open market at prices that management and the board of directors determine are prudent. The Company will consider current market conditions and the Company's current capital level, in addition to other factors, when deciding whether to repurchase stock.

     During the first nine months of 2001 the Company repurchased 31,250 shares of its common stock in the open market at an average price of $15.52 per share. During the first nine months of 2000 the Company repurchased 11,300 shares of its common stock in the open market at an average price of $12.50 per share.


8.   FORWARD-LOOKING STATEMENTS
     --------------------------

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

Results of Operations
---------------------

     Net income for the third quarter of 2001 was $3.0 million, up from $1.9 million for the same period in 2000. This increase was principally the result of significant improvement in the mortgage segment's performance with net income of $342,000 for the quarter ended September 30, 2001 compared to a loss of $312,000 in the comparable quarter of last year. In addition, the community banking segment increased earnings $486,000 or 22% over the prior year's third quarter. Diluted earnings per share amounted to $.40 in the third quarter of 2001, as compared to $.25 in the same quarter of 2000. The Company's annualized return on average assets for the three months ended September 30, 2001 was 1.30% as compared to .87% a year ago. The Company's annualized return on average equity totaled 13.88% and 10.42% for the three months ended September 30, 2001 and 2000, respectively.

     Net income from the Company's community banks segment increased from $2.2 million in the third quarter of 2000 to over $2.7 million in the comparable quarter of 2001. Loan growth slowed, but deposit growth continued steady, funding the paydown of certain higher cost debt. The improved performance of acquired and denovo banks and branches as well as the continued impact of previously implemented initiatives to consolidate backoffice functions are reflected in the improved operating efficiencies and higher profitability of the community banking segment.

     The mortgage banking segment continues to reflect last year's effort by management to return it to profitability. Strategic changes to consolidate operations and close unprofitable offices, combined with a favorable interest rate environment in the current year contributed to this segment's turnaround. The Company is continuing to make adjustments (including increases in commission loan officers) to increase the production volumes and improve operating efficiencies of this segment of our business. While mortgage rates remain attractive, the weakening economic environment and general uncertainty felt by investors could influence production over the next several quarters.

     The atrocities of September 11th aggravated an already recessionary environment, creating uncertainty in the economy. Despite the interest rate cuts by the Federal Reserve, loan demand has continued to slow. Uncertainty in the stock market has prompted many investors to seek safer returns, resulting in increased bank deposits. Deposit growth was steady in the third quarter at 6.5% from the December 31, 2000 balance and 2.3% from the end of June 2001, while loans only grew 2.6% from year end 2000 and 1.4% from second quarter ending balances. The repricing of a significant volume of high rate certificates of deposit has reduced interest expense and improved the net interest margin. Although some additional improvement is expected in the fourth quarter, competition for loans and deposits is expected to compress the net interest margin.

Net income for the nine months ended September 30, 2001 was $8.6 million, up from $5.2 million for the same period in 2000. This increase was principally the result of significant improvement in the mortgage segment's performance with net income of $759,000 for the nine months ended September 30, 2001 compared to a loss of $1.3 million for the same period last year. In addition, the community banking segment reported a $1.4 million increase in earnings or 21.0% over the
prior year.   Diluted earnings per share amounted to $1.14 in the first nine months of 2001, as compared to $.69 for the same period of 2000. The Company's annualized return on average assets for the nine months ended September 30, 2001 was 1.27% as compared to .81% a year ago. The Company's annualized return on average equity totaled 13.73% and 9.93% for the nine months ended September 30, 2001 and 2000, respectively.


Net Interest Income

     Net interest income on a tax-equivalent basis for the third quarter of 2001 increased by 7.1% to $9.1 million from $8.5 million for the same period a year ago. Over that time, average interest earning assets grew by 6.2% and average interest bearing liabilities increased by 4.0%. The interest income increase is largely attributable to a decline of $620,000 in interest-bearing liability costs compared to the prior year third quarter. Most of this decrease was in the other borrowings reflecting the paying down of debt and the refinancing of debt at lower rates. The interest rate spread was up slightly at 3.49% for the third quarter compared to 3.47% last year. This reflects a slightly higher decline in the cost of liabilities versus the income off earning assets. Slow loan growth has resulted in the Company investing the in flow of deposits in lower yielding federal funds and short term investments. It is anticipated that scheduled maturities and repricing of certificates will continue in the next quarter which will further lower the funding costs. Anticipated additional interest rate cuts will place more pressure on the margin as assets will reprice sooner than deposits.

     In addition, the subsidiary banks have periodically engaged in wholesale leverage transactions to better leverage their capital position by borrowing funds to invest in securities at margins of 150 to 200 basis points. Although such transactions increase net income and return on equity, they reduce the net interest margin. As of September 30, 2001 such transactions accounted for $10 million of the Company's total borrowings.

     Average earning assets during the third quarter of 2001 increased by $50.2 million to $866.5 million from the third quarter of 2000, while average interest-bearing liabilities grew by $28.4 million to $734.0 million over this same period. In the third quarter 2001, interest-bearing deposits grew $42.0 million while other borrowings declined $13.7 million compared to the same quarter in 2000.

     Included in the earning assets is $9.4 million of growth in loans held for sale. These loans are mortgage loans originated by the mortgage segment and held for the short period between closing with the customer and funding by the investor. While this spread provides a positive contribution to interest income and net income, it reduces the net interest margin as they are funded at more narrow, short term spreads. These loans ultimately generate most of their earnings in the noninterest category through gains on sales of loans.

     The Company's yield on average earning assets was 7.86%, down 51 basis points from 8.37% a year ago, while its cost of average interest-bearing liabilities decreased 54 basis points from 4.91% in the third quarter 2000 to 4.37% in the comparable quarter of 2001.

                                                                       Union Bankshares Corporation
                                            AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)
                                     -----------------------------------------------------------------------------------------------
                                                                  For the three months ended September 30,
                                                        ------------------------------------------------------------
                                                     2001                           2000                           1999
                                     -----------------------------------------------------------------------------------------------
                                                 Interest                         Interest                        Interest
                                       Average    Income/     Yield/     Average   Income/    Yield/    Average    Income/   Yield/
                                       Balance    Expense      Rate      Balance   Expense     Rate     Balance    Expense    Rate
                                     -----------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Assets:
Securities:
   Taxable.......................... $  140,590  $   2,296    6.48%  $  125,953   $   2,315    7.31%  $  122,668  $  2,010    6.50%
   Tax-exempt(1)....................     90,119      1,733    7.63%      97,649       1,623    6.61%      88,963     1,788    7.97%
                                     ---------------------           ----------------------           --------------------
       Total securities.............    230,709      4,029    6.93%     223,602       3,938    7.01%     211,631     3,798    7.12%
Loans, net..........................    589,118     12,722    8.57%     576,811      13,116    9.05%     516,681    10,960    8.42%
Loans held for sale.................     23,102        198    3.40%      13,747          70    2.03%      13,076         9    0.27%
Federal funds sold..................     22,079        196    3.52%       1,075          37   13.69%         616        74   47.66%
Interest-bearing deposits
   in other banks...................      1,455         11    3.00%       1,042          16    6.11%         540        12    8.82%
                                     ---------------------           ----------------------           --------------------
       Total earning assets.........    866,463     17,156    7.86%     816,277      17,177    8.37%     742,544    14,853    7.94%
Allowance for loan losses...........     (7,884)                         (7,811)                          (7,497)
Total non-earning assets............     66,920                          65,521                           71,656
                                     ----------                      ----------                       ----------
Total assets........................ $  925,499                      $  873,987                       $  806,703
                                     ==========                      ==========                       ==========

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
   Checking.........................     99,502        399    1.59%  $   99,000         545    2.19%  $   90,340       479    2.10%
   Money market savings.............     69,103        496    2.85%      61,714         513    3.31%      62,501       490    3.11%
   Regular savings..................     69,653        400    2.28%      56,178         339    2.40%      61,410       419    2.71%
Certificates of deposit:
   $100,000 and over................    127,855      1,807    5.61%     109,390       1,615    5.87%      93,230     1,142    4.86%
   Under $100,000...................    264,957      3,684    5.52%     262,762       3,868    5.86%     235,198     3,114    5.25%
                                     ---------------------           ----------------------           --------------------
       Total interest-bearing
            deposits................    631,070      6,786    4.27%     589,044       6,880    4.65%     542,679     5,644    4.13%
Other borrowings....................    102,976      1,297    5.00%     116,648       1,823    6.22%     100,064     1,509    5.98%
                                     ---------------------           ----------------------           --------------------
       Total interest-bearing
            liabilities.............    734,046      8,083    4.37%     705,692       8,703    4.91%     642,743     7,153    4.42%

Noninterest bearing liabilities:
   Demand deposits..................     98,897                          88,437                           89,149
   Other liabilities................      5,737                           7,457                            2,716
                                     ----------                      ----------                       ----------
       Total liabilities............    838,680                         801,586                          734,608
Stockholders' equity................     86,819                          72,401                           72,095
                                     ----------                      ----------                       ----------
Total liabilities and
   stockholders' equity............. $  925,499                      $  873,987                       $  806,703
                                     ==========                      ==========                       ==========

Net interest income.................             $   9,073                         $   8,474                      $  7,700
                                                ==========                        ==========                      ========

Interest rate spread................                          3.49%                             3.47%                         3.52%
Interest expense as a percent
   of average earning assets........                          3.70%                             4.24%                         3.82%
Net interest margin.................                          4.15%                             4.13%                         4.11%


(1) Income and yields are reported on a taxable equivalent basis.

                         Union Bankshares Corporation
  AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT
  ---------------------------------------------------------------------------
                                    BASIS)
                                    -----
                    For the nine months ended September 30,
          ----------------------------------------------------------

                                                           2001                                2000
                                      ----------------------------------------------------------------------
                                                    Interest                          Interest
                                        Average     Income/   Yield/      Average      Income/    Yield/
                                        Balance     Expense    Rate       Balance      Expense     Rate
                                      ----------------------------------------------------------------------
                                                                              (Dollars in thousands)
 Assets:
 Securities:
    Taxable.........................     $131,602    $ 6,716    6.82%     $123,179       $ 6,805    7.38%
    Tax-exempt(1)...................       91,902      5,306    7.72%       98,116         5,376    7.32%
                                        --------------------             -----------------------
       Total securities.............      223,504     12,022    7.19%      221,295        12,181    7.35%
 Loans, net.........................      586,731     38,810    8.84%      571,543        37,579    8.78%
 Loans held for sale................       24,117        461    2.56%        9,633           304    4.22%
 Federal funds sold.................       11,551        322    3.73%          642            57   11.86%
 Interest-bearing deposits
    in other banks..................        1,023         28    3.66%          995            48    6.44%
                                        --------------------             -----------------------
       Total earning assets.........      846,926     51,643    8.15%      804,108        50,169    8.33%
Allowance for loan losses...........       (7,793)                          (7,333)
Total non-earning assets............       68,596                           60,459
                                        ---------                        ---------
Total assets........................     $907,729                         $857,234
                                        =========                        =========
Liabilities & Stockholders' Equity:
Interest-bearing deposits:
    Checking........................       97,956      1,289    1.76%     $ 99,715         1,601    2.14%
    Money market savings............       65,176      1,445    2.96%       62,280         1,528    3.28%
    Regular savings.................       62,811      1,151    2.45%       57,309         1,027    2.39%
Certificates of deposit:
    $100,000 and over...............      127,336      5,603    5.88%      106,788         4,468    5.59%
    Under $100,000..................      266,365     11,563    5.80%      257,170        10,806    5.61%
                                        --------------------             -----------------------
       Total interest-bearing
            deposits................      619,644     21,051    4.54%      583,262        19,430    4.45%
Other borrowings....................      105,655      4,229    5.35%      114,588         5,335    6.22%
                                        --------------------             -----------------------
       Total interest-bearing
            liabilities.............      725,299     25,280    4.66%      697,850        24,765    4.74%

Noninterest bearing liabilities:
    Demand deposits.................       93,012                           85,025
    Other liabilities...............        5,723                            4,416
                                        ---------                        ---------
       Total liabilities............      824,034                          787,291
Stockholders' equity................       83,695                           69,943
                                        ---------                        ---------
Total liabilities and
    stockholders' equity............     $907,729                         $857,234
                                        =========                        =========

Net interest income.................                 $26,363                             $25,404
                                                    ========                             =======

Interest rate spread................                            3.49%                               3.59%
Interest expense as a percent
    of average earning assets.......                            3.99%                               4.11%
Net interest margin.................                            4.16%                               4.22%

                                                        1999
                                      ---------------------------
                                                 Interest
                                      Average    Income/   Yield/
                                      Balance    Expense    Rate
                                      ---------------------------
 Assets:
 Securities:
    Taxable.........................  $117,934    $ 5,466    6.20%
    Tax-exempt(1)...................    86,984      5,113    7.86%
                                      -------------------
       Total securities.............   204,918     10,579    6.90%
 Loans, net.........................   498,142     31,843    8.55%
 Loans held for sale................    12,414         27    0.29%
 Federal funds sold.................     2,976        162    7.28%
 Interest-bearing deposits
    in other banks..................     1,073         41    5.11%
                                      -------------------
       Total earning assets.........   719,523     42,652    7.93%
Allowance for loan losses...........    (7,093)
Total non-earning assets............    70,258
                                      --------
Total assets........................  $782,688
                                      ========

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
    Checking........................  $ 86,651      1,350    2.08%
    Money market savings............    63,511      1,565    3.29%
    Regular savings.................    59,682      1,208    2.71%
Certificates of deposit:
    $100,000 and over...............    91,694      3,491    5.09%
    Under $100,000..................   236,159      9,372    5.31%
                                      -------------------
       Total interest-bearing
            deposits................   537,697     16,986    4.22%
Other borrowings....................    86,435      3,033    4.69%
                                      -------------------
       Total interest-bearing
            liabilities.............   624,132     20,019    4.29%

Noninterest bearing liabilities:
    Demand deposits.................    83,964
    Other liabilities...............     1,404
                                      --------
       Total liabilities............   709,500
Stockholders' equity................    73,188
                                      --------
Total liabilities and
    stockholders' equity............  $782,688
                                      ========

Net interest income.................              $22,633
                                                  =======

Interest rate spread................                         3.65%
Interest expense as a percent
    of average earning assets.......                         3.72%
Net interest margin.................                         4.21%

(1) Income and yields are reported on a taxable equivalent basis.

Provision for Loan Losses

     The provision for loan losses totaled $455,000 for the third quarter of 2001, down from $522,000 for the third quarter of 2000. For the first nine months of 2001, the provision was $1,280,000 versus $1,667,000 for the same period in 2000. These provisions reflect the performance of the loan portfolio and management's assessment of the credit risk in the portfolio. (See Asset Quality)


Noninterest Income

     Noninterest income for the three months ended September 30, 2001 totaled $4.1 million, up from $3.2 million for the same period a year ago. Gains on sales of loans in the mortgage banking segment comprised much of this improvement, increasing $864,000 over the same period in 2000. Service charges on deposit accounts decreased $52,000 reflecting a lower volume of overdraft and return check charges. Other service charges and fees increased $91,000, reflecting increases in brokerage commissions, debit card income, exchange fees, letter of credit fees and ATM surcharges. Other operating income increased $29,000 over the prior year, reflecting income from the bank owned life insurance (BOLI) purchased in the fourth quarter of 2000. Management continues to seek additional sources of noninterest income, including increased emphasis on cross-selling services and better leveraging the financial services available throughout the organization.

Noninterest Expense

Noninterest expense in the third quarter of 2001 totaled $8.1 million, a decrease of $250,000 over the same period in 2000. Personnel costs were up $17,000 over last year's third quarter. Commission costs were up from increased mortgage loan production (reflecting management's push to production oriented remuneration), but salaries and other benefit categories were down. Occupancy expense was down $23,000 largely as a result of a $32,000 decrease in rental expense and furniture & equipment expense was down $30,000 largely from a decline in equipment maintenance contracts. Other operating expenses were down $214,000 over last year's third quarter. The decreases are primarily the result of mortgage branch consolidation and closings and expense controls in the mortgage operation. The community banks segment is up only slightly for the quarter, reflecting realization of cost savings and consolidation efficiencies.


Financial Condition
-------------------

     Total assets as of September 30, 2001 were $933.6 million, an increase of 5.9% from $882.0 million at December 31, 2000. Loans totaled $596.0 million at September 30, 2001, an increase of 2.6% from $580.8 million at December 31, 2000. The securities portfolio increased to $231.9 million in the first nine months of 2001 versus $215.8 at year end 2000. Loans held for sale increased $10.9 million compared to the December 31, 2000 balance due to the increase in mortgage activity. Federal funds sold increased by $15.5 million to $15.9 million on September 30, 2001. Stockholders' equity totaled $89.7 million at September 30, 2001, which represents a book value of $11.93 per share.

     Total deposits at September 30, 2001 were $737.4 million, up 6.5% from $692.5 million at December 31, 2000. Other borrowings totaled $100.7 million at September 30, 2001, a 4.2% decrease over $105.1 million at year end 2000. The other borrowings change is the result of a $11.4 million increase in securities sold under agreement to repurchase (principally with customers). This was offset by a $5.0 million decrease in other short-term borrowings and a $10.8 million decrease in long-term borrowings. These changes reflect our effort to restructure debt to lower cost alternatives.

     Continued competition for deposits, particularly as it impacts certificate of deposit rates, is reflected in the deposit mix. Management continues to focus on increasing lower cost deposit products, including noninterest-bearing demand deposits and savings accounts and effective management of competitive rates on interest sensitive products. Increased competition for both loans and deposits is expected to continue to contribute to a narrowing of the net interest margin.

Asset Quality
-------------

     The allowance for loan losses is an estimate of an amount adequate to absorb potential losses inherent in the loan portfolio. General economic trends, as well as conditions affecting individual borrowers, affect the level of credit losses. Management's determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of the collateral, current economic conditions, historical loan loss experience, and other risk factors. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and comparison to peer groups. Management believes the allowance is adequate at this time and will continue to make adjustments as the changing economy and portfolio performance warrant.

     The allowance for loan losses totaled $7.5 million at September 30, 2001 or 1.25% of total loans, as compared to 1.27% at December 31, 2000 and 1.35% at September 30, 2000.

                                       September 30,   December 31,   September 30,
                                            2001           2000            2000
                                            ----           ----            ----
                                                   (dollars in thousands)
     Nonaccrual loans                      $1,307         $  830          $1,603
     Foreclosed properties                    888          1,711           1,704
                                           ------         ------          ------
     Nonperforming assets                  $2,195         $2,541          $3,307
                                           ======         ======          ======

     Allowance for loan losses             $7,473         $7,389          $7,857
     Allowance as % of total loans           1.25%          1.27%           1.35%
     Nonperforming assets to loans
        and foreclosed properties             .37%           .44%            .57%

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

     At September 30, 2001, the Company's ratio of total capital to risk-weighted assets was 12.74% and its ratio of Tier 1 capital to risk-weighted assets was 11.65%. Both ratios exceed the flly phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at September 30, 2001 (dollars in thousands):


     Tier 1 capital                             $ 79,692
     Tier 2 capital                                7,473
     Total risk-based capital                     87,165
     Total risk-weighted assets                  683,947

     Capital Ratios:
         Tier 1 risk-based capital ratio           11.65%
         Total risk-based capital ratio            12.74%
         Leverage ratio (Tier 1 capital to
            average adjusted total assets)          8.67%
         Equity to assets ratio                     9.60%

     The Company's book value per share at September 30, 2001 was $11.93. Dividends to stockholders are typically paid semi-annually in June and December.

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

     At September 30, 2001 cash, interest-bearing deposits in other banks, federal funds sold, securities available for sale and loans maturing or repricing in one year were 42.1% of total earning assets. At September 30, 2001 approximately $300.7 million or 48.3% of total loans are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

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

     Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling, and economic value simulation (net present value estimation). Each of these models measure changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap which measures aggregate repricing values is less utilized since it does not effectively measure the earnings impact on the Company and is not addressed here. But earnings simulation and economic value models which more effectively measure the earnings impact are utilized by management on a regular basis and are explained below.

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

     The following table represents the interest rate sensitivity on net income for the Company using different rate scenarios as of:


                              September 30, 2001   September 30, 2000
                                  % Change in          % Change in
       Change in Prime Rate       Net Income           Net Income
       --------------------       -------------------------------
         +200 basis points          +14.68%               -1.74%
         Flat                            0                    0
         -200 basis points          -14.16%               +2.00%

Based on this model, in September 2001, the company is positioned to benefit from a rising rate environment and be hurt by a falling rate environment.

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

     The following chart reflects the change in net market value over different rate environments as of September 30:

                                      Change in Net Economic Value
    Change in Prime Rate                  (dollars in thousands)
    --------------------                  ----------------------
                                      2001                      2000
                                      ----                      ----

     +200 basis points              $ -2,138                  $-46,850
     +100 basis points                +1,096                   -29,696
     Flat                                  0                   -14,523
     -100 basis points                -2,839                     5,863
     -200 basis points                -5,063                    21,905

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

          (a)  See attached list of exhibits
          (b) Form 8-K was filed during the most recent quarter relative to our purchase of a C & F Financial Corporation branch in Tappahannock, Va.

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Union Bankshares Corporation
                                       ----------------------------
                                                (Registrant)


    November 14, 2001                    /s/ G. William Beale
         (Date)                        --------------------------------------
                                       G. William Beale,
                                       President, Chief Executive Officer
                                           and Director


    November 14, 2001                    /s/ D. Anthony Peay
         (Date)                        --------------------------------------
                                       D. Anthony Peay,
                                       Senior Vice President and Chief Financial
                                       Officer

                 UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                               Index to Exhibits
                         Form 10-Q /September 30, 2001

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