Form 10-K405
period 2001-12-31
UNION BANKSHARES CORP
filed 2002-04-01
CIK 883948

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of voting stock held by non-affiliates of the registrant as of February 22, 2002 was $142,311,800.

         Number of shares of common stock outstanding as of February 22, 2002 was 7,543,068.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated into Part II of this Form 10-K and portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

                          UNION BANKSHARES CORPORATION
                                    FORM 10-K
                                      INDEX
                                      -----


                                            PART 1

                                                                                             Page
                                                                                             ----
Item 1.       Business ...................................................................    1
Item 2.       Properties .................................................................    8
Item 3.       Legal Proceedings ..........................................................    9
Item 4.       Submission of Matters to a Vote of Security Holders ........................    9

                                            PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters ......   10
Item 6.       Selected Financial Data ....................................................   10
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations .................................................................   10
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk .................   10
Item 8.       Financial Statements and Supplementary Data ................................   10
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure .................................................................   10

                                           PART III

Item 10.      Directors and Executive Officers ...........................................   11
Item 11.      Executive Compensation .....................................................   12
Item 12.      Security Ownership of Certain Beneficial Owners and Management .............   12
Item 13.      Certain Relationships and Related Transactions .............................   12

                                            PART IV

Item 14.      Exhibits, Financial Statements Schedules and Reports on Form 8-K ...........   13

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

         The Company was formed in connection with the July 1993 merger of Northern Neck Bankshares Corporation with and into Union Bancorp, Inc. On September 1, 1996, King George State Bank and on July 1, 1998, Rappahannock National Bank became wholly-owned subsidiaries of the Company. On February 22, 1999, the Bank of Williamsburg began business as a newly organized bank focusing on the Williamsburg market. In June 1999, King George State Bank was merged into Union Bank and ceased to be a subsidiary bank.

         Each of the Subsidiary Banks is a full service retail commercial bank offering a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and loans for commercial, industrial, residential mortgage and consumer purposes. The Subsidiary Banks also issue credit cards and can deliver automated teller machine services through the use of reciprocally shared ATMs in the STAR, CIRRUS and PLUS networks. During 2001, all the banks began offering Internet Banking access for banking services.

         Union Bankshares Corporation had assets of $983 million, deposits of $784 million, and shareholders' equity of $89 million at December 31, 2001. The Company serves, through its Subsidiary Banks, the Virginia counties of Caroline, Hanover, King George, King William, Spotsylvania, Stafford, Richmond, Westmoreland, Essex, Lancaster, Northumberland, the City of Williamsburg, James City County and the City of Fredericksburg. Late in 2001, the Company finalized plans to open a loan production office servicing Newport News beginning in January 2002. Through its Subsidiary Banks, the Company operated twenty-nine branches in its primary trade area at year end.

         Union Investment has provided securities, brokerage and investment advisory services since February 1993. It is a full service brokerage company which offers a wide range of investment services, and sells annuities, mutual funds, bonds and stocks.

         On February 22, 1999, the Company opened the Bank of Williamsburg, a full service bank headquartered in Williamsburg, Virginia. The bank was organized and chartered under the laws of Virginia in February 1999. On March 20, 2000, the Bank of Williamsburg moved into its current headquarters located at 5125 John Tyler Parkway in Williamsburg. The Bank of Williamsburg's primary trade area is Williamsburg and surrounding James City County. The opening of the loan production office will extend the Bank's lending area to the Newport News/ Tidewater market.

         On February 11, 1999, the Company acquired CMK Corporation t/a "Mortgage Capital Investors," a mortgage loan brokerage company headquartered in Springfield, Virginia, by merger of CMK Corporation into Mortgage Capital Investors, Inc., a wholly owned subsidiary of Union Bank. MCI has seven offices in Virginia (3), Maryland (3) and South Carolina (1) and is also licensed to do business in Connecticut, New Jersey and Washington, D.C. MCI provides a variety of mortgage products to customers in those states. The mortgage loans originated by MCI are generally sold in the secondary market through purchase agreements with institutional investors. MCI also offers insurance services to its customers through a joint venture with an insurance agency.

         The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business, each as described above. See Note 17 to the Notes to Consolidated Financial Statements and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included in the Company's 2001 Annual Report to Shareholders for certain financial and other information about each of the Company's operating segments.

ACQUISITION PROGRAM

         The Company looks to expand its market area and increase its market share through internal growth, de novo expansion and strategic acquisitions. On November 9, 2001, the Company's Northern Neck Bank subsidiary purchased the Tappahannock branch from Citizens & Farmers Bank. This purchase added $14.9 million in deposits and about $2.7 million in loans to the subsidiary's balance sheet. This site offers a better location from which to serve the Northern Neck Bank's customers with more potential for deposit and loan growth.

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

SUPERVISION AND REGULATION

         Bank holding companies and banks are extensively regulated under both federal and state law. The following description briefly addresses certain provisions of federal and state laws and certain regulations and proposed regulations and the potential impact of such provisions on the Company and the Subsidiary Banks. To the extent statutory or regulatory provisions or proposals are described herein, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

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

Capital Requirements

         The Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC") and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and each of the Subsidiary Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2001 were 11.14% and 12.16%, respectively, exceeding the minimum requirements.

         In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets) ("Tier 1 leverage ratio"). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2001, was 8.35%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Limits on Dividends and Other Payments

         The Company is a legal entity, separate and distinct from its subsidiary institutions. A significant portion of the revenues of the Company result from dividends paid to it by the Subsidiary Banks. There are various legal limitations applicable to the payment of dividends by the Subsidiary Banks to the Company, as well as the payment of dividends by the Company to its respective shareholders.

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

         In addition to dividends it receives from the Subsidiary Banks, the Company receives management fees from its affiliated companies for various services provided to them including: data processing, item processing, customer accounting, financial accounting, human resources, funds management, credit administration, sales and marketing, collections and internal audit. These fees are charged to each subsidiary based upon various specific allocation methods measuring the usage of such services by that subsidiary. The fees are eliminated in the consolidation process.

The Subsidiary Banks

         The Subsidiary Banks are supervised and regularly examined by the Federal Reserve Board and the SCC, and in the case of Rappahannock National Bank, the OCC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

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

         As an institution with deposits insured by the BIF, the Bank also is subject to insurance assessments imposed by the FDIC. There is a base assessment for all institutions. In addition, the FDIC has implemented a risk-based assessment schedule, imposing assessments ranging from zero to 0.27% of an institution's average assessment base. The actual assessment to be paid by each BIF member is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In 2001, the Company paid only the base assessment rate through the Subsidiary Banks which amounted to $130,286 in deposit insurance premiums.

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

    GLBA and certain new regulations issued by federal banking agencies also provide new protections against the transfer and use by financial institutions of consumers nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The new privacy provisions generally prohibit a financial institution from providing a customer's personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

    Many of GLBA's provisions, including the customer privacy protection provisions, require the Federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement those respective provisions. Most of the required implementing regulations have been proposed and/or adopted by the bank regulatory agencies as of December 31, 2001. Neither the provisions of GLBA nor the act's implementing regulations as proposed or adopted have had a material impact on the Company's or the Subsidiary Banks' regulatory capital ratios (as discussed above) or ability to continue to operate in a safe and sound manner.

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

         Unless otherwise indicated, the properties below are owned by the Company and its subsidiaries as of December 31, 2001.

                           Locations
                           ---------

Corporate Headquarters
         212 North Main Street, Bowling Green, Virginia

Banking Offices - Union Bank & Trust Company
         211 North Main Street, Bowling Green, Virginia
         Route 1, Ladysmith, Virginia
         Route 301, Port Royal, Virginia
         4540 Lafayette Boulevard, Fredericksburg, Virginia
         Route 1 and Ashcake Road, Ashland, Virginia
         4210 Plank Road, Fredericksburg, Virginia
         10415 Courthouse Road, Fredericksburg, Virginia
         10469 Atlee Station Road, Ashland, Virginia
         700 Kenmore Avenue, Fredericksburg, Virginia
         Route 360, Manquin, Virginia
         9534 Chamberlayne Road, Mechanicsville, Virginia
         Cambridge and Layhill Road, Falmouth, Virginia (leased)
         Massaponax Church Road and Route 1, Spotsylvania, Virginia (leased) Brock Road and Route 3, Fredericksburg, Virginia (leased)
         2811 Fall Hill Avenue, Fredericksburg, Virginia
         6110 Mechanicsville Turnpike, Mechanicsville, Virginia (leased) 10045 Kings Highway, King George, Virginia
         840 McKinney Blvd., Colonial Beach, Virginia

Banking Offices - Northern Neck State Bank
         5839 Richmond Road, Warsaw, Virginia
         4256 Richmond Road, Warsaw, Virginia
         Route 3, Kings Highway, Montross, Virginia
         Route 17 and Earl Street, Tappahannock, Virginia (closed)
         1649 Tappahannock Blvd, Tappahannock, Virginia
         1660 Tappahannock Blvd (Walmart), Tappahannock, Virginia (leased) 15043 Northumberland Highway, Burgess, Virginia
         284 North Main Street, Kilmarnock, Virginia
         876 Main Street, Reedville, Virginia
         485 Chesapeake Drive, White Stone, Virginia

Banking Office - Rappahannock National Bank
         257 Gay Street, Washington, Virginia

Banking Office - Bank of Williamsburg
         5125 John Tyler Parkway, Williamsburg, Virginia  (land lease)

Union Investment Services, Inc.
         111 Davis Court, Bowling Green, Virginia
         10469 Atlee Station Road, Ashland, Virginia
         2811 Fall Hill Avenue, Fredericksburg, Virginia

Mortgage Capital Investors, Inc. (All leased)
         5835 Allentown Way, Camp Spring, Maryland
         5440 Jeff Davis Highway, #103, Fredericksburg, Virginia
         3 Hillcrest Drive #A100, Frederick, Maryland
         7501 Greenway Center, Greenbelt, Maryland
         7901 N. Ocean Boulevard, Myrtle Beach, South Carolina
         6330 Newtown Road, #211, Norfolk, Virginia
         6571 Edsall Road, Springfield, Virginia

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

Item 4. - Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters

         This information is incorporated herein by reference from the inside back cover of the Annual Report to Shareholders for the year ended December 31, 2001.

Item 6. - Selected Financial Data

         This information is incorporated herein by reference from the section captioned "Selected Financial Data" on page 5 in the Annual Report to Shareholders for the year ended December 31, 2001.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required under this item is incorporated herein by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 20 in the Annual Report to Shareholders for the year ended December 31, 2001.

Item 7A. - Quantitative and Qualitative Disclosures About Market Risk

         This information is incorporated herein by reference from the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 13 of the Annual Report to Shareholders for the year ended December 31, 2001.

Item 8. - Financial Statements and Supplementary Data

         This information is incorporated herein by reference from the Consolidated Financial Statements on pages 21 through 40 and the Quarterly Earnings Summary on page 4 of the Annual Report to Shareholders for the year ended December 31, 2001.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. - Directors and Executive Officers of the Registrant

         This information, as applicable to directors, is incorporated herein by reference from pages 2 and 3 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2002 ("Proxy Statement") from the section titled "Election of Directors." Executive officers of the Company are listed below:

                                        Title and Principal Occupation
Name (Age)                                  During Past Five Years
----------                                  ----------------------

G. William Beale (52)       President and Chief Executive Officer of the Company
                            since its inception; President of Union Bank since
                            1991.

D. Anthony Peay (42)        Senior Vice President since 2000 and Vice President
                            and Chief Financial Officer of the Company since
                            December 1994.

John C. Neal (52)           Executive Vice President and Chief Operating Officer
                            of Union Bank since 1997.

N. Byrd Newton (58)         President and Chief Executive Officer of Northern
                            Neck State Bank since 2000 and Senior Vice President and Secretary since 1992.

         Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated herein by reference from page 12 of the Proxy Statement from the section titled "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. - Executive Compensation

         This information is incorporated herein by reference from page 4 and 6 through 10 of the Proxy Statement from the sections titled "Election of Directors--Directors' Fees" and "Executive Compensation."

Item 12. - Security Ownership of Certain Beneficial Owners and Management

         This information is incorporated herein by reference from page 5 of the Proxy Statement from section titled "Ownership of Company Common Stock."

Item 13. - Certain Relationships and Related Transactions

         This information is incorporated herein by reference from pages 11 of the Proxy Statement from the section titled "Interest of Directors and Officers in Certain Transactions."

                                     PART IV

Item 14. - Exhibits, Financial Statement Schedules and Reports on Form 8-K

         The following documents are filed as part of this report:

         (a)(1)   Financial Statements

                  The following documents are included in the 2001 Annual Report to Shareholders and are incorporated by reference in this report:

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

    (a)(3)   Exhibits

              Exhibit No.                                Description
              -----------                                -----------

                  3.1 Articles of Incorporation (incorporate by reference to Form S-4 Registration Statement; SEC file no. 33-60458)
                  3.2 By-Laws (incorporated by reference to Form S-4 Registration Statement; SEC file no. 33-60458)
                  10.1 Change in Control Employment Agreement of G. William Beale (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996)
                  10.2 Employment Agreement of G. William Beale (incorporated by reference to the registrant's Annual Report on Form 10 K for the year ended December 31, 1999).
                  10.3    Change in Control Employment Agreement of D. Anthony
                          Peay
                  11.0 Statement re: Computation of Per Share Earnings (incorporated by reference to note 12 of the notes to consolidated financial statements included in the 2001 Annual Report to Shareholders)
                  13.0    2001 Annual Report to Shareholders
                  21.0    Subsidiaries of the Registrant
                  23.1    Consent of Yount, Hyde & Barbour, P.C.



    (b)      Reports on Form 8-K
             None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union Bankshares Corporation

By:    / s/ G. William Beale             Date:  March 27, 2002
   ------------------------------
G. William Beale                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2002.

      Signature                          Title
      ---------                          -----

   /s/ G. William Beale                  President, Chief Executive Officer and
--------------------------------
G. William Beale                         Director (principal executive officer)

/s/ Frank B. Bradley, III                Director
-------------------------
Walton Mahon

  /s/ Ronald L. Hicks                    Chairman of the Board of Directors
---------------------------
Ronald L. Hicks

 /s/ W. Tayloe Murphy, Jr                Vice Chairman of the Board of Directors
---------------------------
W. Tayloe Murphy, Jr.

/s/ Walton Mahon                         Director
---------------------------
Walton Mahon

 /s/ D. Anthony Peay                     Senior Vice President and Chief
---------------------------
D. Anthony Peay                          Financial Officer (principal
                                         financial officer)

  /s/ M. Raymond Piland, III             Director
----------------------------
M. Raymond Piland, III

  /s/ A.D. Whittaker                     Director
---------------------------------
A.D. Whittaker

/s/ William M. Wright                    Director
---------------------------
William M. Wright