Form 10-Q
period 2002-03-31
UNION BANKSHARES CORP
filed 2002-05-15
CIK 883948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                                     YES   X              NO
                                        --------            ----------

      As of May 2, 2002, Union Bankshares Corporation had 7,544,018 shares of Common Stock outstanding.

                          UNION BANKSHARES CORPORATION
                                    FORM 10-Q
                                 March 31, 2002

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                                      Page
                                                                                    ----
Item 1 -   Financial Statements

      Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
           and December 31, 2001 (Audited)......................................      3

      Consolidated Statements of Income   (Unaudited)
           For the three months ended March 31, 2002 and 2001...................      4

      Consolidated Statements of Changes in Stockholders' Equity  (Unaudited)
           For the three months ended March 31, 2002 and 2001...................      5

      Consolidated Statements of Cash Flows  (Unaudited)
           For the three months ended March 31, 2002 and 2001...................      6

      Notes to Consolidated Financial Statements (Unaudited)....................   7-12

Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of  Operations...................  13-21

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.............  22-23


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings......................................................     24

Item 2 - Changes in Securities and Use of Proceeds..............................     24

Item 3 - Defaults Upon Senior Securities........................................     24

Item 4 - Submission of Matters to a Vote of Security Holders....................     24

Item 5 - Other Information......................................................     24

Item 6 - Exhibits and Reports on Form 8-K.......................................     24

Signatures......................................................................     25

Index to Exhibits...............................................................     26

 PART 1 - FINANCIAL INFORMATION
 Item 1. Financial Statements

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)


                                                                                     March 31,       December 31,
 ASSETS                                                                                2002              2001
--------                                                                               ----              ----
                                                                                    (Unaudited)
Cash and cash equivalents:
       Cash and due from banks                                                 $          23,423 $           28,769
       Interest-bearing deposits in other banks                                              678                462
       Money market investments                                                            2,206              2,023
       Federal funds sold                                                                 19,559              7,661
                                                                                  ---------------   ----------------

              Total cash and cash equivalents                                             45,866             38,915
                                                                                  ---------------   ----------------

 Securities available for sale, at fair value                                            251,995            257,062
                                                                                  ---------------   ----------------

 Loans held for sale                                                                      27,016             43,485
                                                                                  ---------------   ----------------

 Loans, net of unearned income                                                           632,636            600,164
       Less allowance for loan  losses                                                     7,827              7,336
                                                                                  ---------------   ----------------

              Net loans                                                                  624,809            592,828
                                                                                  ---------------   ----------------

 Bank premises and equipment, net                                                         19,242             19,191
 Other real estate owned                                                                     909                768
 Other assets                                                                             30,735             30,848
                                                                                  ---------------   ----------------

              Total assets                                                     $       1,000,572 $          983,097
                                                                                  ===============   ================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 Noninterest-bearing demand deposits                                           $         117,369 $          110,913
 Interest-bearing deposits:
       NOW accounts                                                                      121,205            112,940
       Money market accounts                                                              82,571             79,176
       Savings accounts                                                                   75,962             72,897
       Time deposits of $100,000 and over                                                132,800            133,629
       Other time deposits                                                               275,488            274,529
                                                                                  ---------------   ----------------

              Total interest-bearing deposits                                            688,026            673,171
                                                                                  ---------------   ----------------

              Total deposits                                                             805,395            784,084
                                                                                  ---------------   ----------------

 Securities sold under agreement to repurchase                                            34,221             41,083
 Other short-term borrowings                                                                   -                  -
 Long-term borrowings                                                                     62,466             62,731
 Other liabilities                                                                         6,585              6,220
                                                                                  ---------------   ----------------

              Total liabilities                                                          908,667            894,118
                                                                                  ---------------   ----------------

 Commitments and contingencies Stockholders' equity:

       Common stock, $2 par value.  Authorized 24,000,000 shares; issued and
        outstanding, 7,543,118 , and 7,525,912 shares, respectively                       15,086             15,052
       Surplus                                                                               746                446
       Retained earnings                                                                  74,478             71,419
       Accumulated other comprehensive income                                              1,595              2,062
                                                                                  ---------------   ----------------

              Total stockholders' equity                                                  91,905             88,979
                                                                                  ---------------   ----------------

              Total liabilities and stockholders' equity                       $       1,000,572 $          983,097
                                                                                  ===============   ================

 See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (dollars in thousands, except per share amounts)



                                                                        Three Months Ended
                                                                             March 31,
                                                                   -----------------------------
                                                                       2002            2001
                                                                       ----            ----
 Interest and dividend income:
     Interest and fees on loans                                 $        12,197  $       13,145
     Interest on Federal funds sold                                          56              72
     Interest on interest-bearing deposits in  other banks                    3               8
     Interest on money market investments                                     6               -
     Interest and dividends on securities:
        Taxable                                                           2,441           2,196
        Nontaxable                                                        1,164           1,182
                                                                   -------------   -------------
            Total interest and dividend income                           15,867          16,603
                                                                   -------------   -------------

 Interest expense:
     Interest on deposits                                                 5,215           7,137
     Interest on short-term borrowings                                      107             323
     Interest on long-term borrowings                                       913           1,206
                                                                   -------------   -------------

            Total interest expense                                        6,235           8,666
                                                                   -------------   -------------
            Net interest income                                           9,632           7,937

 Provision for loan losses                                                  830             432
                                                                   -------------   -------------
            Net interest income after provision
                for loan losses                                           8,802           7,505
                                                                   -------------   -------------

 Noninterest income:
     Service charges on deposit accounts                                    845             918
     Other service charges and fees                                         655             569
     Gains on securities transactions, net                                    1              21
     Gains on sales of loans                                              2,143           1,810
     Gains on sales of other real estate owned
        and bank premises, net                                               15              12
     Other operating income                                                 169             283
                                                                   -------------   -------------

            Total noninterest income                                      3,828           3,613
                                                                   -------------   -------------

 Noninterest expenses:
     Salaries and benefits                                                5,063           4,472
     Occupancy expenses                                                     554             543
     Furniture and equipment expenses                                       701             730
     Other operating expenses                                             2,331           2,013
                                                                   -------------   -------------

            Total noninterest expenses                                    8,649           7,758
                                                                   -------------   -------------

 Income before income taxes                                               3,981           3,360
 Income tax expense                                                         923             690
                                                                   -------------   -------------

            Net income                                          $         3,058         $ 2,670
                                                                   =============   =============

 Basic net income per share                                     $          0.41          $ 0.36
 Diluted net income per share                                   $          0.40          $ 0.35

 See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(dollars in thousands)


                                                                                       Accumulated
                                                                                          Other
                                                          Common            Retained  Comprehensive   Comprehensive
                                                           Stock   Surplus  Earnings   Income (Loss)      Income       Total
                                                           -----   -------  --------   -------------      -------      -----
Balance - December 31, 2000                             $ 15,033   $ 403    $ 63,201      $ (285)                     $ 78,352
Comprehensive income:
     Net income - for three months
        ended March 31, 2001                                                   2,670                     $ 2,670         2,670
     Unrealized holding gains arising during
        the period (net of tax,  $1,734)                                                                   3,366
     Reclassification adjustment for gains
        included in net income (net of tax, $7)                                                              (14)
                                                                                                         -------
     Other comprehensive income  (net of tax, $1,727)                                      3,352           3,352         3,352
                                                                                                         -------
Total comprehensive income                                                                               $ 6,022
                                                                                                         =======
Issuance of common stock in exchange for
        net assets in acquisition (19,606 shares)             39     192                                                   231
                                                        ----------------------------------------                      --------
Balance - March 31, 2001  (Unaudited)                   $ 15,072   $ 595    $ 65,871     $ 3,067                      $ 84,605
                                                        ========================================                      ========

Balance - December 31, 2001                             $ 15,052   $ 446    $ 71,419     $ 2,062                      $ 88,979
Comprehensive income:
     Net income - for three months ended March 31, 2002                        3,058                     $ 3,058         3,058
     Other comprehensive income net of tax:
     Unrealized holding losses arising during the
        period (net of tax,  $241)                                                                          (466)
     Reclassification adjustment for gains included
        in net income (net of tax, $0)                                                                        (1)
                                                                                                         -------
     Other comprehensive income  (net of tax, $241)                                         (467)           (467)         (467)
                                                                                                         -------
Total comprehensive income                                                                               $ 2,591
                                                                                                         =======
Cash dividends -adjustment                                                         1                                         1
Issuance of common stock under Incentive Stock
   Option Plan (50 shares)                                     -       1                                                     1
Issuance of common stock in exchange for
   net assets in acquisition (17,156 shares)                  34     299                                                   333
                                                        ----------------------------------------                      --------
Balance - March 31, 2002  (Unaudited)                   $ 15,086   $ 746    $ 74,478     $ 1,595                      $ 91,905
                                                        ========================================                      ========

      See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)
                   Three Months Ended March 31, 2002 and 2001
                             (dollars in thousands)


                                                                                   2002          2001
                                                                                   ----          ----
Operating activities:
     Net income                                                                 $   3,058     $   2,670
     Adjustments to reconcile net income to net cash and
        cash equivalents provided by (used in) operating activities:
           Depreciation of bank premises and equipment                                505           473
           Amortization                                                               488           318
           Provision for loan losses                                                  830           432
           Gains on sales of securities available for sale                             (1)          (21)
           Gains on sales of other real estate owned and fixed assets, net            (15)          (12)
           (Increase) decrease  in loans held for sale                             16,469       (19,191)
           Decrease in other assets                                                   476           408
           (Increase) decrease in other liabilities                                   365          (241)
                                                                                ----------    ----------

                  Net cash and cash equivalents provided by (used in)
                       operating activities                                        22,175       (15,164)
                                                                                ----------    ----------

Investing activities:
     Purchase of securities available for sale                                    (13,297)       (6,477)
     Proceeds from sale of securities available for sale                            8,954             -
     Proceeds from paydowns of securities available for sale                        8,552         5,143
     Net increase in loans                                                        (33,050)       (9,016)
     Purchases of bank premises and equipment                                        (687)         (129)
     Proceeds from sales of bank premises and equipment                                 8            11
     Proceeds from sales of other real estate owned                                   110           173
                                                                                ----------    ----------

                  Net cash and cash equivalents used in
                      investing activities                                        (29,410)      (10,295)
                                                                                ----------    ----------

Financing activities:
     Net increase in noninterest-bearing deposits                                   6,456         3,741
     Net increase in interest-bearing deposits                                     14,855        16,252
     Net increase (decrease) in short-term borrowings                              (6,862)       25,621
     Net decrease in long-term borrowings                                            (265)      (22,327)
     Issuance of common stock                                                           1             -
     Cash dividends paid                                                                1             -
                                                                                ----------    ----------

                  Net cash and cash equivalents provided by
                      financing activities                                         14,186        23,287
                                                                                ----------    ----------

Increase (decrease)  in cash and cash equivalents                                   6,951        (2,172)
Cash and cash equivalents at beginning of period                                   38,915        22,869
                                                                                ----------    ----------

Cash and cash equivalents at end of period                                      $  45,866     $  20,697
                                                                                ==========    ==========

Supplemental Disclosure of Cash Flow Information
     Cash payments for:
        Interest                                                                $   6,394     $   8,692
        Income taxes                                                            $       -     $     262

See accompanying notes to consolidated financial statements.

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

1.    ACCOUNTING POLICIES

      The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

      The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

      These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report. Certain previously reported amounts have been reclassified to conform to current period presentation.

2.    ALLOWANCE FOR LOAN LOSSES

      The following summarizes activity in the allowance for loan losses for the three months ended March 31, (in thousands):

                                                      2002            2001
                                                      ----            ----

           Balance, January 1                        $ 7,336        $ 7,389
           Provisions charged to operations              830            432
           Recoveries credited to allowance               91             83
           Loans charged off                            (430)          (110)
                                                     --------       --------
           Balance, March 31                         $ 7,827        $ 7,794
                                                     ========       ========

3.    Earnings Per Share

      Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. At March 31, 2002 there were no stock options that were anti-dilutive. The following is a reconcilement of the denominators of the basic and diluted EPS computations for the quarter ended March 31, 2002 and 2001.


                                                                        WEIGHTED

                                           INCOME                 AVERAGE             PER
                                          (NUMERATOR)             SHARES              SHARE
                                                                 (DENOMINATOR)        AMOUNT

                                          (dollars in            (shares in
                                           thousands)             thousands)
For the quarter ended March 31, 2002
     Basic EPS                             $     3,058               7,536           $  .41
     Effect of dilutive stock options                -                  46             (.01)
     Diluted EPS                           $     3,058               7,582           $  .40

For the quarter ended March 31, 2001
     Basic EPS                             $     2,670               7,517           $  .36
     Effect of dilutive stock options                -                  17             (.01)
     Diluted EPS                           $     2,670               7,534           $  .35


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

      The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest. These transactions are eliminated in the consolidation process. A management fee for back room support services is charged to all subsidiaries and eliminated in the consolidation totals.

      Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2002 and 2001 follows:


Three Months ended March 31, 2002
(in thousands)                     Community                                     Consolidated
                                     Banks          Mortgage       Elimination       Totals
                                   ---------        --------       -----------   ------------
Net interest income                $   9,272        $    360       $       -      $     9,632
Provision for loan losses                830               -               -              830
                                   -----------------------------------------------------------
Net interest income after
  provision for loan losses            8,442             360               -            8,802
Noninterest income                     1,728           2,143             (43)           3,828
Noninterest expenses                   6,679           2,013             (43)           8,649
                                   -----------------------------------------------------------
Income before income taxes             3,491             490               -            3,981
Income tax expense                       757             166               -              923
                                   -----------------------------------------------------------

Net income                         $   2,734        $    324       $       -      $     3,058
                                   ===========================================================

Assets                             $ 998,748        $ 29,210       $ (27,386)     $ 1,000,572
                                   ===========================================================



Three Months ended March 31, 2001
(in thousands)                     Community                                      Consolidated
                                     Banks          Mortgage       Elimination       Totals
                                   ---------        --------       -----------    ------------
Net interest income                $   7,847        $     90       $       -        $   7,937
Provision for loan losses                432               -               -              432
                                   -----------------------------------------------------------
Net interest income after
  provision for loan losses            7,415              90                            7,505
Noninterest income                     1,820           1,812             (19)           3,613
Noninterest expenses                   6,078           1,699             (19)           7,758
                                   -----------------------------------------------------------
Income before income taxes             3,157             203               -            3,360
Income tax expense                       621              69               -              690
                                   -----------------------------------------------------------

Net income                         $   2,536        $    134       $       -        $   2,670
                                   ===========================================================

Assets                             $ 913,679        $ 36,892       $ (39,311)       $ 911,260
                                   ===========================================================

5.    RECENT ACCOUNTING STATEMENTS


      In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

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

      These standards were implemented by the Company as of January 1, 2002. Goodwill in the amount of $864,000 was deemed to be goodwill and is not being amortized. Under the new accounting requirement, core deposit intangibles will continue to be amortized. The adoption of these standards did not have a material impact on the financial statements.

6.    NEW LOAN PRODUCTION OFFICE

      On January 2, 2002, the Company opened a loan production office in Newport News as part of the Bank of Williamsburg. Based on the early success of the LPO and the potential of the market, the Bank of Williamsburg has filed for regulatory approval to open a full service branch at this location. The branch is expected to open in early May 2002 and ,while the initial location will serve as the branch, a larger location for a permanent structure is expected to be found in the next two years.

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

      During the first three months of 2002 and 2001 the Company did not repurchase any shares of its common stock in the open market.

8.    FORWARD-LOOKING  STATEMENTS

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

      The Company's primary trade area stretches from Rappahannock County to Fredericksburg, south to Hanover County, east to Newport News and throughout the Northern Neck region of Virginia. The corporate headquarters is located in Bowling Green, Virginia. Through its banking subsidiaries, the Company operates 29 branches in its primary trade area. In addition to the primary banking trade area, Mortgage Capital Investors, Inc. expands the Company's mortgage origination business to other strong housing markets in Virginia, Maryland and South Carolina.

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

Critical Accounting Policies

General

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

      Our allowance for loan losses model has three basic components: the formula allowance, the specific allowance and a calculation for unfunded loans. Each of these components is determined based upon estimates that can and do change when the actual events occur. These estimates are reevaluated at least quarterly as part of our review of the adequacy of the allowance for loan loss. The allowance formula uses a historical loss view as an indicator of future losses for various loan classifications; as a result, the estimated losses could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques such as historical loss information, expected cash flows and fair market value of collateral to arrive at an estimate of losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The allowance calculation for unfunded loans uses historical factors to determine the losses that are attributable to these loans. Management periodically reassesses the approach taken in these estimates in order to enhance the process.

Core Deposit Intangibles

      In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which could potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminated the pooling method of accounting for business combinations and required that intangible assets that meet certain criteria be reported separately from goodwill. Statement 142 eliminated the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

      Subsequent to the effective date of SFAS 142 an apparent conflict with SFAS 72 was raised as an issue, which allows certain intangibles arising from Bank and Thrift acquisitions to be amortized over their estimated useful lives.

      Upon adoption of these Statements, the Company re-evaluated its intangible assets that arose from branch acquisitions prior to July 1, 2001. It was determined that the intangible assets arising from branch acquisitions will continue to be amortized over their estimated lives in accordance with SFAS 72. In the past, the Company has classified intangibles arising from branch purchases exclusively to core deposit intangibles. The Company will continue to amortize these intangibles awaiting a decision by FASB as to the final accounting treatment of these assets. As it is unknown how this accounting issue will ultimately be resolved, the Company cannot predict what impact, if any, there will be on future earnings.

Results of Operations

      Net income for the first quarter of 2002 was $3.1 million, up from $2.7 million for the same period in 2001. This increase was largerly the result of significant improvement in the community banking segment with increased earnings of $198,000 or 7.8% over the prior year's first quarter due to improved net interest margin and increases in loans. In addition, the mortgage segment's performance improved with net income of $324,000 for the quarter ended March 31, 2002 compared to $134,000 in the comparable quarter of last year. Diluted earnings per share amounted to $.40 in the first quarter of 2002, as compared to $.35 in the same quarter of 2001. The Company's annualized return on average assets for the three months ended March 31, 2002 was 1.27% as compared to 1.22% a year ago. The Company's annualized return on average equity totaled 13.69% and 13.58% for the three months ended March 31, 2002 and 2001, respectively.

      Net income from the Company's community banking segment increased from $2.5 million in the first quarter of 2001 to over $2.7 million in the first quarter of 2002. From March 31, 2001 to March 31, 2002, loans grew by 7.3% while deposit growth showed a 12.6% increase over March 31, 2001. While this reflects the trend experienced in 2001, the first quarter 2002 results reflect a shift in the trend. During 2001, with loan demand lagging behind deposit availability, excess funds were invested in lower yielding investments. In the first quarter of 2002, the Company's loans grew by $32.5 million over December 31, 2001 levels. For the same period deposits grew by $18.3 million. As a result, the Company was able to redeploy much of its excess funding into higher loans, thus improving its net interest margin and net income. On a year to year basis, this segment benefited from a sharp increase in net interest income as the cost of funds declined more rapidly than the earnings on assets. The improved performance of acquired and denovo banks and branches as well as the continued impact of previously implemented initiatives to consolidate backoffice functions are also reflected in the improved operating efficiencies and higher profitability of the community banking segment.

      The mortgage banking segment income increased by $190,000 or 142%, reflecting a continued low interest rate market over the first quarter of 2001. Increases in salaries and benefits in this segment are reflective of the variable commission structure and the increased levels of loan production. Other operating expenses are down, demonstrating the effect of cost cutting and branch closings. The declining interest rate environment over the last 12 to 18 months has resulted in significant increases in both mortgage refinancing and home purchases. Although the mortgage segment benefited from the "refinance boom", refinance loans comprised only 31.9% of MCI's loans in 2001 and only 39.0% in the first quarter of 2002. MCI continues to focus its efforts toward the home purchase market, working with home buyers, builders, realtors and other referral sources to build a more stable loan production platform. The Company continues to monitor the rise and fall of production volumes so adjustments can be made quickly and to look for ways to improve operating efficiencies of this segment. While mortgage rates remain attractive, the slowly recovering economy and general uncertainty felt by consumers could adversely influence production over the next several quarters.

      Interest rates are at their lowest levels in years but deposits are growing faster than loans on a year to year basis. This growth is clearly influenced by the uncertainty in the economy and the uncertainty in the stock market which has prompted many investors to seek safer returns, resulting in increased bank deposits. Deposit growth was steady in the first quarter at 13.0% from the March 31, 2001 balance and 2.7% from the end of December 2001, while loans grew 7.3% from March 2001 and 5.4% from year end balances. The slowing of deposit growth in the first quarter and the growth of loans could bode well for the remainder of the year as lower yielding assets are converted to loans. However, the largest increase in deposits are in the more liquid demand, NOW and money market categories. As investors sense a positive change in the economy and the stock market, some of those deposits will move and force the Company to borrow if it can not replace deposits. This process may cause the net interest margin to compress in the later part of the year.

Net Interest Income

      Net interest income on a tax-equivalent basis for the first quarter of 2002 increased by 18.4% to $10.3 million from $8.7 million for the same period a year ago. Over that time, average interest earning assets grew by 10.9% and average interest bearing liabilities increased by 8.7%. The interest income increase is largely attributable to a decline of $2.4 million in interest-bearing liability costs compared to the prior year first quarter. Most of this decrease was in the cost of interest bearing deposits reflecting the impact of the 11 rate cuts by the Federal Reserve in 2001 and an increase in lower cost deposits in the deposit mix. Average deposits were up $68.6 million with 54.5% of this increase coming in NOW and money market accounts. The interest rate spread was up significantly at 4.08% for the first quarter compared to 3.58% last year. This reflects a faster decline in the cost of liabilities versus the income from earning assets. Loan growth has increased some in the first quarter but the Company still has a high portion of earning assets in lower yielding federal funds and short-term investments. Any rise in interest rates will tighten the margin as the competition to maintain deposit levels will increase the cost of funds and investors will begin looking for better returns on their funds.

       In addition, the subsidiary banks have periodically engaged in wholesale leverage transactions to better leverage their capital position by borrowing funds to invest in securities at margins of 150 to 200 basis points. Although such transactions increase net income and return on equity, they reduce the net interest margin. As of March 31, 2002 such transactions accounted for $10 million of the Company's total borrowings.

       Average earning assets during the first quarter of 2002 increased by $89.6 million to $914.8 million from the first quarter of 2001, while average interest-bearing liabilities grew by $62.2 million to $775.7 million over this same period. In the first quarter 2002, interest-bearing deposits grew $68.6 million while other borrowings declined $6.4 million compared to the same quarter in 2001.

        Included in the average earning assets is $27.0 million in loans held for sale. These loans are mortgage loans originated by the mortgage segment and held for the short period between closing with the customer and funding by the investor. While this spread provides a positive contribution to interest income and net income, it reduces the net interest margin as these loans are funded at more narrow, short-term spreads. These loans ultimately generate most of their earnings in the noninterest income category through gains on sales of loans.

       The Company's yield on average earning assets was 7.34%, down 117 basis points from 8.51% a year ago, while its cost of average interest-bearing liabilities decreased 167 basis points from 4.93% in the first quarter 2001 to 3.26% in the comparable quarter of 2002.


                                                                             Union Bankshares Corporation

                                                  AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)
                                                -----------------------------------------------------------------------------------
                                                                       For the three months ended March 31,
                                                 -----------------------------------------------------------------------------------
                                                                   2002                                      2001
                                                 -----------------------------------------------------------------------------------
                                                               Interest                                   Interest
                                                    Average     Income/     Yield/          Average        Income/     Yield/
                                                    Balance     Expense      Rate           Balance        Expense       Rate
                                                 -----------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
 Assets:
 Securities:
       Taxable. . . . . . . . . . . . . . . . .    $ 166,289     $ 2,441     5.95%         $125,103       $ 2,196       7.12%
       Tax-exempt(1). . . . . . . . . . . . . .       91,038       1,763     7.85%           93,533         1,790       7.76%
                                                 ------------------------                -------------------------
           Total securities . . . . . . . . . .      257,327       4,204     6.63%          218,636         3,986       7.39%
 Loans, net . . . . . . . . . . . . . . . . . .      612,215      11,813     7.83%          582,845        13,161       9.16%
 Loans held for sale. . . . . . . . . . . . . .       27,026         484     7.26%           17,579            90       2.08%
 Federal funds sold . . . . . . . . . . . . . .       15,626          56     1.45%            5,450            72       5.36%
 Money market investment. . . . . . . . . . . .        1,869           6     1.30%                -             -
 Interest-bearing deposits
      in other banks. . . . . . . . . . . . . .          745           3     1.63%              734             8       4.42%
                                                 ------------------------                -------------------------
          Total earning assets. . . . . . . . .      914,808      16,566     7.34%          825,244        17,317       8.51%
Allowance for loan losses . . . . . . . . . . .       (7,558)                                (7,592)
Total non-earning assets. . . . . . . . . . . .       69,648                                 69,177
                                                 ------------                            -----------
Total assets. . . . . . . . . . . . . . . . . .    $ 976,898                               $886,829
                                                 ============                            ===========

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking. . . . . . . . . . . . . . . . .      113,796         276     0.98%         $ 95,882           451       1.91%
      Money market savings. . . . . . . . . . .       81,525         302     1.50%           62,024           474       3.10%
      Regular savings . . . . . . . . . . . . .       73,761         246     1.35%           57,884           321       2.25%
Certificates of deposit:
      $100,000 and over . . . . . . . . . . . .      132,028       1,421     4.36%          126,926         1,891       6.04%
      Under $100,000. . . . . . . . . . . . . .      275,467       2,970     4.37%          265,221         4,000       6.12%
                                                 ------------------------                -------------------------
          Total interest-bearing
               deposits . . . . . . . . . . . .      676,577       5,215     3.13%          607,937         7,137       4.76%
Other borrowings. . . . . . . . . . . . . . . .       99,135       1,020     4.17%          105,527         1,529       5.88%
                                                 ------------------------                -------------------------
          Total interest-bearing
               liabilities. . . . . . . . . . .      775,712       6,235     3.26%          713,464         8,666       4.93%

Non-interest bearing liabilities:
      Demand deposits . . . . . . . . . . . . .      104,841                                 87,819
      Other liabilities . . . . . . . . . . . .        5,732                                  5,998
                                                 ------------                            -----------
          Total liabilities . . . . . . . . . .      886,285                                807,281
Stockholders' equity. . . . . . . . . . . . . .       90,613                                 79,548
                                                 ------------                            -----------
Total liabilities and
      stockholders' equity. . . . . . . . . . .    $ 976,898                               $886,829
                                                 ============                            ===========

Net interest income . . . . . . . . . . . . . .                 $ 10,331                                  $ 8,651
                                                             ============                           ==============

Interest rate spread. . . . . . . . . . . . . .                              4.08%                                      3.58%
Interest expense as a percent
      of average earning assets . . . . . . . .                              2.76%                                      4.26%
Net interest margin . . . . . . . . . . . . . .                              4.58%                                      4.25%


                                                            Union Bankshares Corporation

                                                      AVERAGE BALANCES, INCOME AND EXPENSES,
                                                    YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)
                                                    ----------------------------------------------
                                                          For the three months ended March 31,
                                                    ----------------------------------------------
                                                                           2000
                                                    ----------------------------------------------
                                                                             Interest
                                                                 Average     Income/       Yield/
                                                                 Balance     Expense        Rate
                                                    ----------------------------------------------

 Assets:
 Securities:
       Taxable. . . . . . . . . . . . . . . . .                 $119,970     $ 2,188        7.34%
       Tax-exempt(1). . . . . . . . . . . . . .                   98,611       1,887        7.70%
                                                           --------------------------
           Total securities . . . . . . . . . .                  218,581       4,075        7.50%
 Loans, net . . . . . . . . . . . . . . . . . .                  556,083      12,090        8.74%
 Loans held for sale. . . . . . . . . . . . . .                    4,257         (13)      -1.23%
 Federal funds sold . . . . . . . . . . . . . .                      767          19        9.96%
 Money market investment. . . . . . . . . . . .                        -           -
 Interest-bearing deposits
      in other banks. . . . . . . . . . . . . .                    1,088          16        5.91%
                                                           --------------------------
          Total earning assets. . . . . . . . .                  780,776      16,187        8.34%
Allowance for loan losses . . . . . . . . . . .                   (6,842)
Total non-earning assets. . . . . . . . . . . .                   66,115
                                                           --------------
Total assets. . . . . . . . . . . . . . . . . .                 $840,049
                                                           ==============

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
      Checking. . . . . . . . . . . . . . . . .                 $ 97,134         502        2.08%
      Money market savings. . . . . . . . . . .                   63,162         506        3.22%
      Regular savings . . . . . . . . . . . . .                   58,689         351        2.41%
Certificates of deposit:
      $100,000 and over . . . . . . . . . . . .                  103,638       1,363        5.29%
      Under $100,000. . . . . . . . . . . . . .                  248,018       3,307        5.36%
                                                           --------------------------
          Total interest-bearing
               deposits . . . . . . . . . . . .                  570,641       6,029        4.25%
Other borrowings. . . . . . . . . . . . . . . .                  114,446       1,575        5.54%
                                                           --------------------------
          Total interest-bearing
               liabilities. . . . . . . . . . .                  685,087       7,604        4.46%

Non-interest bearing liabilities:
      Demand deposits . . . . . . . . . . . . .                   80,440
      Other liabilities . . . . . . . . . . . .                    6,727
                                                           --------------
          Total liabilities . . . . . . . . . .                  772,254
Stockholders' equity. . . . . . . . . . . . . .                   67,795
                                                           --------------
Total liabilities and
      stockholders' equity. . . . . . . . . . .                 $840,049
                                                           ==============

Net interest income . . . . . . . . . . . . . .                              $ 8,583
                                                                         ============

Interest rate spread. . . . . . . . . . . . . .                                             3.87%
Interest expense as a percent
      of average earning assets . . . . . . . .                                             3.92%
Net interest margin . . . . . . . . . . . . . .                                             4.42%

(1) Income and yields are reported on a taxable equivalent basis.

 Provision for Loan Losses

     The provision for loan losses totaled $830,000 for the first quarter of 2002, up from $432,000 for the first quarter of 2001. These provisions reflect the performance of the loan portfolio and management's assessment of the credit risk in the portfolio. (See Asset Quality)


Noninterest Income

      Noninterest income for the three months ended March 31, 2002 totaled $3.8 million, up from $3.6 million for the same period a year ago. Gains on sales of loans in the mortgage banking segment comprised much of this improvement, increasing $333,000 over the same period in 2001. Service charges on deposit accounts decreased $73,000 reflecting a lower volume of overdraft and return check charges and higher average balances. Other service charges and fees increased $86,000, reflecting increases in brokerage commissions, debit card income and ATM surcharges. Other operating income decreased $114,000 over the prior year, reflecting lower income from the bank owned life insurance (BOLI) and nonrecurring miscellaneous income items from the prior year. Management continues to seek additional sources of noninterest income, including increased emphasis on cross-selling services and better leveraging the financial services available throughout the organization.

Noninterest Expense

Noninterest expense in the first quarter of 2002 totaled $8.6 million, an increase of $891,000 over the same period in 2001. Personnel costs were up $591,000 over last year's first quarter. Commission costs were up from increased mortgage loan production and salaries and other benefit categories were also up reflecting normal increases. Occupancy expense was up $11,000 largely as a result of increases in depreciation expense with the new branch in Tappahannock and the loan production office in Newport News. Furniture & equipment expense was down $29,000 largely from a decline in equipment maintenance contracts. Other operating expenses were up $318,000 over last year's first quarter. The increases are primarily the result of: operating expenses up $70,000 from software, postage, internet and courier and armor car costs; professional services up $44,000; marketing up $114,000 which includes internet banking and preparation for centennial celebrations at Union Bank and Trust and Rappahannock National Bank; and other expense up $52,000 due to losses associated with four branch robberies experienced in the first quarter. Management continues to monitor expenses closely.

Financial Condition

      Total assets as of March 31, 2002 were $1.001 billion, an increase of 1.8% from $983.1 million at December 31, 2001. Loans totaled $632.6 million at March 31, 2002, an increase of 5.4% from $600.2 million at December 31, 2001. The securities portfolio decreased to $252.0 million in the first three months of 2002 versus $257.1 at year end 2001. Loans held for sale decreased $16.5 million compared to the December 31, 2001 balance. Federal funds sold increased by $11.9 million to $19.6 million on March 31, 2002. Stockholders' equity totaled $91.9 million at March 31, 2002, which represents a book value of $12.18 per share.

           Total deposits at March 31, 2002 were $805.4 million, up 2.7% from $784.1 million at December 31, 2001. Other borrowings totaled $96.7 million at March 31, 2002, a 6.7% decrease from $103.8 million at year end 2001. The other borrowings change is the result of a $6.9 million decrease in securities sold under agreement to repurchase (principally with customers). These changes reflect the lower interest rates and a limited need to borrow with our current high deposit base.

      Competition for deposits, particularly as it impacts certificate of deposit rates, will pick up later in the year when the economy picks up and rates rise. This will cause the lower cost NOW and money market accounts to search for better returns. Management will focus on increasing and retaining these lower cost deposit products, including noninterest-bearing demand deposits and savings accounts in an effort to maintain a lower cost of funds. Increased competition for both loans and deposits is expected to contribute to a narrowing of the net interest margin.

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

      The allowance for loan losses totaled $7.8 million at March 31, 2002 or 1.24% of total loans, as compared to 1.22% at December 31, 2001 and 1.32% at March 31, 2001.

                                        March 31,   December 31,      March 31,
                                          2002          2001             2001
                                          ----          ----             ----
                                                 (dollars in thousands)
      Nonaccrual loans                  $   818       $   915          $   618
      Foreclosed properties                 909           768            1,536
                                        -------       -------          -------
      Nonperforming assets              $ 1,727       $ 1,683          $ 2,154
                                        =======       =======          =======

      Allowance for loan losses         $ 7,827       $ 7,336          $ 7,794
      Allowance as % of total loans        1.24%         1.22%            1.32%
        Allowance as % of
           nonperforming assets             453%          435%             362%
      Nonperforming assets to loans
           and foreclosed properties        .27%          .37%             .36%

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

      At March 31, 2002, the Company's ratio of total capital to risk-weighted assets was 11.92% and its ratio of Tier 1 capital to risk-weighted assets was 10.90%. Both ratios exceed the minimum capital requirements. The following summarizes the Company's regulatory capital and related ratios at March 31, 2002 (dollars in thousands):

      Tier 1 capital                                 $   83,529
      Tier 2 capital                                      7,827
      Total risk-based capital                           91,356
      Total risk-weighted assets                        766,508

      Capital Ratios:
           Tier 1 risk-based capital ratio                10.90%
           Total risk-based capital ratio                 11.92%
           Leverage ratio (Tier 1 capital to
                average adjusted total assets)             8.61 %
           Equity to assets ratio                          9.18 %

      The Company's book value per share at March 31, 2002 was $12.18. Dividends to stockholders are typically paid semi-annually in May and November.

Liquidity

      Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, Federal funds sold, securities available for sale and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through Federal funds lines with several regional banks and a line of credit with the Federal Home Loan Bank. Management considers the Company's overall liquidity to be sufficient to satisfy its depositors' requirements and to meet its customers' credit needs.

      At March 31, 2002 cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans maturing or repricing in one year were 64.0% of total earning assets. At March 31, 2002 approximately $288.0 million or 43.9% of total loans are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

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

      Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measure changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap which measures aggregate repricing values is less utilized since it does not effectively measure the earnings impact on the Company and is not addressed here. But earnings simulation and economic value models which more effectively measure the earnings impact are utilized by management on a regular basis and are explained below.

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

      The following table represents the interest rate sensitivity on net income for the Company using different rate scenarios as of:

                                               March 31, 2002
                                                % Change in
       Change in Prime Rate                     Net  Income
       --------------------                    -------------
        +200 basis points                        +12.44%
        +100 basis points                         +6.47%
        Most likely                                   0
        -100 basis points                         -5.89
        -200 basis points                        -14.16%


Economic Value Simulation

      Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation.

      The following chart reflects the change in net market value over different rate environments as of March 31:

                                      Change in Economic Value of Equity
                                            (dollars in thousands)
       Change in Prime Rate           --------------------------------
       --------------------                         2002
                                      --------------------------------
        +200 basis points                        $ -11,750
        +100 basis points                          + 5,612
         Most likely                                     0
        -100 basis points                          - 2,284
        -200 basis points                          - 2,054

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

         (a)   See attached list of exhibits
         (b)   Form 8-K - None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Union Bankshares Corporation
                             ----------------------------
                                     (Registrant)


      May 15, 2002           /s/ G. William Beale
         (Date)              ----------------------------------
                             G. William Beale,
                             President, Chief Executive Officer
                                  and Director

      May 15, 2002           /s/ D. Anthony Peay
        (Date)               -------------------------------------------------
                             D. Anthony Peay,
                             Senior Vice President and Chief Financial Officer

                  UNION BANKSHARES CORPORATION AND SUBSIDIARIES
                                Index to Exhibits
                            Form 10-Q /March 31, 2002


Exhibit
 No.                  Description
-------               -----------
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