Form 10-Q
period 2002-06-30
UNION BANKSHARES CORP
filed 2002-08-14
CIK 883948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

Commission File No. 0-20293

UNION BANKSHARES CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-1598552
(State of Incorporation)	(I.R.S. Employer Identification No.)

212 North Main Street
P.O. Box 446
Bowling Green, Virginia 22427
(Address of principal executive offices)

(804) 633-5031
(Registrant’s telephone number)

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

YES    ☒                    NO    ☐

          As of July 29, 2002, Union Bankshares Corporation had 7,559,567 shares of Common Stock outstanding.

UNION BANKSHARES CORPORATION
FORM 10-Q
June 30, 2002

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share information)

	June 30, 2002	December 31, 2001

ASSETS	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$25,160	$28,769
Interest-bearing deposits in other banks	1,276	462
Money market investments	98	2,023
Federal funds sold	4,067	7,661

Total cash and cash equivalents	30,601	38,915

Securities available for sale, at fair value	260,375	257,062

Loans held for sale	19,423	43,485

Loans, net of unearned income	670,160	600,164
Less allowance for loan losses	8,434	7,336

Net loans	661,726	592,828

Bank premises and equipment, net	19,848	19,191
Other real estate owned	1,087	768
Other assets	28,695	30,848

Total assets	$1,021,755	$983,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$119,054	$110,913
Interest-bearing deposits:
NOW accounts	121,547	112,940
Money market accounts	84,050	79,176
Savings accounts	78,114	72,897
Time deposits of $100,000 and over	131,578	133,629
Other time deposits	279,329	274,529

Total interest-bearing deposits	694,618	673,171

Total deposits	813,672	784,084

Securities sold under agreements to repurchase	37,590	41,083
Long-term borrowings	62,275	62,731
Other liabilities	10,461	6,220

Total liabilities	923,998	894,118

Commitments and contingencies
Stockholders’ equity:
Common stock, $2 par value. Authorized 24,000,000 shares; issued and outstanding, 7,559,567 , and 7,525,912 shares, respectively	15,119	15,052
Surplus	1,011	446
Retained earnings	76,046	71,419
Accumulated other comprehensive income	5,581	2,062

Total stockholders’ equity	97,757	88,979

Total liabilities and stockholders’ equity	$1,021,755	$983,097

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Interest and dividend income :
Interest and fees on loans	$12,472	$13,025	$24,669	$26,170
Interest on Federal funds sold	37	55	93	127
Interest on interest-bearing deposits in other banks	4	10	7	18
Interest on money market investments	6	—	12
Interest and dividends on securities:
Taxable	2,432	2,223	4,873	4,419
Nontaxable	1,168	1,176	2,332	2,358

Total interest and dividend income	16,119	16,489	31,986	33,092

Interest expense:
Interest on deposits	5,034	7,128	10,249	14,265
Interest on short-term borrowings	116	408	223	731
Interest on long-term borrowings	922	995	1,835	2,201

Total interest expense	6,072	8,531	12,307	17,197

Net interest income	10,047	7,958	19,679	15,895
Provision for loan losses	739	393	1,569	825

Net interest income after provision for loan losses	9,308	7,565	18,110	15,070

Noninterest income:
Service charges on deposit accounts	1,015	954	1,860	1,872
Other service charges, commissions and fees	650	662	1,305	1,231
Gains (losses) on securities transactions, net	(162)	9	(161)	30
Gains on sales of loans	2,071	2,121	4,214	3,931
Gains on sales of other real estate owned and bank premises, net	67	72	82	84
Other operating income	191	271	360	554

Total noninterest income	3,832	4,089	7,660	7,702

Noninterest expenses:
Salaries and benefits	5,082	4,801	10,145	9,273
Occupancy expenses	554	518	1,108	1,061
Furniture and equipment expenses	653	698	1,354	1,428
Other operating expenses	2,360	1,954	4,691	3,967

Total noninterest expenses	8,649	7,971	17,298	15,729

Income before income taxes	4,491	3,683	8,472	7,043
Income tax expense	1,038	797	1,961	1,487

Net income	$3,453	$2,886	$6,511	$5,556

Basic net income per share	$0.46	$0.38	$0.86	$0.74
Diluted net income per share	$0.45	$0.38	$0.86	$0.74

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total

Balance - December 31, 2000	$15,033	$403	$63,201	$(285)		$78,352
Comprehensive income:
Net income - for six months ended June 30, 2001			5,556		$5,556	5,556

Unrealized holding gains arising during the period (net of tax, $1,494)					2,900
Reclassification adjustment for gains included in net income (net of tax, $10)					(20)

Other comprehensive income (net of tax, $1,484)				2,880	2,880	2,880

Total comprehensive income					$8,436

Cash dividends - 2001 ($.44 per share semi annually)			(1,658)			(1,658)
Issuance of common stock under Dividend Reinvestment Plan (12,930 shares)	26	168	—			194
Stock repurchased under Stock Repurchase Plan (25,300 shares)	(50)	(348)				(398)
Issuance of common stock in exchange for net assets in acquisition (19,606 shares)	39	192				231

Balance - June 30, 2001 (Unaudited)	$15,048	$415	$67,099	$2,595		$85,157

Balance - December 31, 2001	$15,052	$446	$71,419	$2,062		$88,979
Comprehensive income:
Net income - for six months ended June 30, 2002			6,511		$6,511	6,511

Unrealized holding gains arising during the period (net of tax, $1,758)					3,413
Reclassification adjustment for loss included in net income (net of tax, $55)					106

Other comprehensive income (net of tax, $1,813)				3,519	3,519	3,519

Total comprehensive income					$10,030

Cash dividends - 2002 ($.50 per share semi annually)			(1,884)			(1,884)
Issuance of common stock under Dividend Reinvestment Plan (9,549 shares)	19	196	—			215
Issuance of common stock under Incentive Stock Option Plan (6,950 shares)	14	70				84
Issuance of common stock in exchange for net assets in acquisition (17,156 shares)	34	299				333

Balance - June 30, 2002 (Unaudited)	$15,119	$1,011	$76,046	$5,581		$97,757

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2002 and 2001
(dollars in thousands)

	2002	2001

Operating activities:
Net income	$6,511	$5,556
Adjustments to reconcile net income to net cash andcash equivalents provided by (used in)operating activities:
Depreciation of bank premises and equipment	988	949
Amortization	991	631
Provision for loan losses	1,569	825
(Gains) losses on sales of securities available for sale	161	(30)
Gains on sales of other real estate owned and fixed assets, net	(82)	(84)
(Increase) decrease in loans held for sale	24,062	(13,287)
Increase (decrease) in other assets	232	(455)
(Increase) decrease in other liabilities	4,240	(671)

Net cash and cash equivalents provided by (used in) operating activities	38,672	(6,566)

Investing activities:
Purchase of securities available for sale	(24,364)	(18,305)
Proceeds from sale of securities available for sale	5,250	613
Proceeds from maturities of securities available for sale	20,643	11,628
Net increase in loans	(70,946)	(7,420)
Purchases of bank premises and equipment	(2,037)	(428)
Proceeds from sales of bank premises and equipment	218	16
Proceeds from sales of other real estate owned	195	861

Net cash and cash equivalents used in investing activities	(71,041)	(13,035)

Financing activities:
Net increase in noninterest-bearing deposits	8,141	7,402
Net increase in interest-bearing deposits	21,447	21,125
Net increase (decrease) in short-term borrowings	(3,492)	17,925
Net decrease in long-term borrowings	(456)	(10,548)
Issuance of common stock	299	194
Purchase of common stock	—	(398)
Cash dividends paid	(1,884)	(1,658)

Net cash and cash equivalents provided by financing activities	24,055	34,042

Increase (decrease) in cash and cash equivalents	(8,314)	14,441
Cash and cash equivalents at beginning of period	38,915	22,869

Cash and cash equivalents at end of period	$30,601	$37,310

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$12,552	$17,412
Income taxes	$2,017	$1,106

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2002

1.	ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report.  Certain previously reported amounts have been reclassified to conform to current period presentation.

2.	ALLOWANCE FOR LOAN LOSSES

	The following summarizes activity in the allowance for loan losses for the six months ended June 30, (in thousands):

		2002	2001

	Balance, January 1	$7,336	$7,389
	Provisions charged to operations	1,569	825
	Recoveries credited to allowance	231	154
	Loans charged off	(702)	(452)

	Balance, June 30	$8,434	$7,916

3.	EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. At June 30, 2002 there were no stock options that were anti-dilutive.  The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and the six months ended June 30, 2002 and 2001.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands except per share data )
Earnings per common share computation:
Numerator: Net Income	$3,453	$2,886	$6,511	$5,556
Denominator: Average common shares outstanding	7,552	7,537	7,544	7,527
Earnings per common share	0.46	0.38	0.86	0.74
Diluted earnings per common share computation:
Numerator: Net Income	3,453	2,886	6,511	5,556
Denominator: Average common shares outstanding	7,552	7,537	7,544	7,527
Dilutive shares contingently issuable	72	15	59	16
Average diluted common shares outstanding	7,624	7,552	7,603	7,543
Diluted earnings per share	0.45	0.38	0.86	0.74

4.	SEGMENT REPORTING DISCLOSURES

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

Profit and loss is measured by net income after taxes including realized gains and losses on the Company’s investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies of the Company.  Intersegment transactions are recorded at cost and eliminated as part of the consolidation process.

Both of the Company’s reportable segments are service based. The mortgage business is a fee based business while the banks are driven principally by net interest income. The banks provide a distribution and referral network through their customers for the mortgage loan origination business. The mortgage segment offers a more limited network for the banks, due largely to the minimal degree of overlapping geographic markets.

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest. These transactions are eliminated in the consolidation process.  A management fee for back room support services is charged to all subsidiaries and eliminated in the consolidation totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2002 and 2001 follows:

Union Bankshares Corporation
Segment Report

	Community Banks	Mortgage	Elimination	Consolidated Totals

Three Months ended June 30, 2002	(in thousands )

Net interest income	$9,887	$160	$—	$10,047
Provision for loan losses	739	—	—	739

Net interest income after provision for loan losses	9,148	160	—	9,308
Noninterest income	1,806	2,070	(44)	3,832
Noninterest expenses	6,774	1,919	(44)	8,649

Income before income taxes	4,180	311	—	4,491
Income tax expense	932	106	—	1,038

Net income	$3,248	$205	$—	$3,453

Assets	$1,018,509	$21,520	$(18,274)	$1,021,755

Three Months ended June 30, 2001

Net interest income	$7,785	$173	$—	$7,958
Provision for loan losses	393	—	—	393

Net interest income after provision for loan losses	7,392	173		7,565
Noninterest income	2,013	2,119	(43)	4,089
Noninterest expenses	6,151	1,863	(43)	7,971

Income before income taxes	3,254	429	—	3,683
Income tax expense	651	146	—	797

Net income	$2,603	$283	$—	$2,886

Assets	$925,641	$31,007	$(32,649)	$923,999

Six Months ended June 30, 2002

Net interest income	$19,159	$520	$—	$19,679
Provision for loan losses	1,569	—	—	1,569

Net interest income after provision for loan losses	17,590	520	—	18,110
Noninterest income	3,534	4,213	(87)	7,660
Noninterest expenses	13,453	3,932	(87)	17,298

Income before income taxes	7,671	801	—	8,472
Income tax expense	1,689	272	—	1,961

Net income	$5,982	$529	$—	$6,511

Assets	$1,018,509	$21,520	$(18,274)	$1,021,755

Six Months ended June 30, 2001

Net interest income	$15,632	$263	$—	$15,895
Provision for loan losses	825	—	—	825

Net interest income after provision for loan losses	14,807	263		15,070
Noninterest income	3,856	3,931	(85)	7,702
Noninterest expenses	12,252	3,562	(85)	15,729

Income before income taxes	6,411	632	—	7,043
Income tax expense	1,272	215	—	1,487

Net income	$5,139	$417	$—	$5,556

Assets	$925,641	$31,007	$(32,649)	$923,999

5.	RECENT ACCOUNTING STATEMENTS

In July 2001, the Financial Accounting Standards Board issued two statements – Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which impact the accounting for goodwill and other intangible assets.  Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.  The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

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

These standards were implemented by the Company as of January 1, 2002.  Goodwill in the amount of $864,000 was deemed to be goodwill and is not being amortized. This change caused an increase in net income of approximately $77,000 on an annual basis. Under the new accounting requirement, core deposit intangibles will continue to be amortized.  The adoption of these standards did not have a material impact on the financial statements.

6.	EXPANSION ACTIVITY

On January 2, 2002, the Company opened a loan production office (LPO) in Newport News as part of the Bank of Williamsburg.  Based on the early success of the LPO and the potential of the market, the Bank of Williamsburg filed for regulatory approval and opened a full service branch at this location in early May 2002. The initial location will  continue to serve as the branch until a larger location is found.  Management is currently negotiating a lease at a nearby location.

7.	STOCK REPURCHASE

The Company had authorization from the Board of Directors of Union Bankshares to buy up to 100,000 shares of the Company’s outstanding common stock in the open market at prices that management and the Board of Directors determine are prudent. In the third quarter, the Board will consider whether to issue a new authorization. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock.

During the first six months of 2002 the Company did not repurchase any shares of its common stock in the open market.  In 2001, for the same time period, the Company repurchased 25,300 shares at an average cost of $15.73 per share.

8.	FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, and consumer spending and savings habits.  Forward looking statements speak only as of the date they are made.  The Company does not undertake a duty to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Union Bankshares Corporation (the “Company”) is a multi-bank holding company organized under Virginia law which provides financial services through its wholly-owned bank subsidiaries, Union Bank & Trust Company, Northern Neck State Bank, Rappahannock National Bank, Bank of Williamsburg, as well as Union Investment Services, Inc., and Mortgage Capital Investors, Inc.  The four subsidiary banks are full service retail commercial banks offering a wide range of banking and related financial services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage and consumer loans. Union Investment Services Inc., is a full service discount brokerage company, which offers a full range of investment services and sells mutual funds, stocks and bonds.  Mortgage Capital Investors, Inc., a subsidiary of Union Bank & Trust Company, provides a wide array of mortgage products.  Many of the services offered by the banks and the mortgage company can be accessed through internet sites.

The Company’s primary trade area stretches from Rappahannock County to Fredericksburg, south to Hanover County, east to Newport News and throughout the Northern Neck region of Virginia.  The corporate headquarters is located in Bowling Green, Virginia.  Through its banking subsidiaries, the Company operates 30 branches in its primary trade area.  In addition to the primary banking trade area, Mortgage Capital Investors, Inc. expands the Company’s mortgage origination business to other strong housing markets in Virginia, Maryland and South Carolina.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company.  The analysis focuses on the consolidated financial statements, the footnotes thereto, and the other financial data herein.  Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company.  Amounts are rounded for presentation purposes, while the percentages presented may be computed based on unrounded amounts.

Critical Accounting Policies

General
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  The Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio.  Actual losses could differ significantly from the historical factors that are used. The fair value of the investment portfolio is based on period end valuations but changes daily with the market. In addition, GAAP itself may change from one previously acceptable method to another method.  Although the economics of these transactions would be the same, the timing of events that would impact these transactions could change.

Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio.  The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The Company’s allowance for loan losses model has three basic components: the formula allowance, the specific allowance and a calculation for unfunded loans.  Each of these components is determined based upon estimates that can and do change when actual events occur. These estimates are reevaluated at least quarterly as part of a review of the adequacy of the allowance for loan loss.  The allowance formula uses historical losses and current economic and business conditions in developing estimated loss factors as an indicator of future losses for various loan classifications; as a result, the estimated losses could differ from the losses incurred in the future. The specific allowance uses various techniques such as historical loss information, expected cash flows and fair market value of collateral to arrive at an estimate of losses. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.  The allowance calculation for unfunded loans uses historical factors to determine the losses that are attributable to these loans.  Management periodically reassesses the approach taken in these estimates in order to enhance the process.

Core Deposit Intangibles
In July 2001, the Financial Accounting Standards Board issued two statements – Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which impacts the accounting for goodwill and other intangible assets.  Statement 141 eliminated the pooling method of accounting for business combinations and required that intangible assets that meet certain criteria be reported separately from goodwill.  Statement 142 eliminated the amortization of goodwill and other intangibles that are determined to have an indefinite life.  The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

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

Overview

Net income for the second quarter of 2002 was $3.5 million, up 19.6% from $2.9 million for the same period in 2001. This increase was principally the result of significant improvement in the community banking segment. Earnings for that segment increased by $645,000 or 24.8% over the prior year’s second quarter due to improvement in the net interest margin and increases in loans. The mortgage segment’s performance declined with net income of $205,000 for the quarter ended June 30, 2002 compared to $283,000 in the comparable quarter of last year.

Diluted earnings per share amounted to $.45 in the second quarter of 2002, as compared to $.38 in the same quarter of 2001.  The Company’s annualized return on average assets for the three months ended June 30, 2002 was 1.38% as compared to 1.27% a year ago. The Company’s annualized return on average equity totaled 14.80% and 13.73% for the three months ended June 30, 2002 and 2001, respectively.

Net income from the Company’s community bank segment increased from $2.6 million in the second quarter of 2001 to over $3.2 million in the second quarter of 2002.  Much of this increase is attributable to improvements in net interest income and was driven largely by increases in earning assets and reductions in interest expense.  Loan growth between year end 2001 and June 30, 2002 amounted to $70.0 million while deposits grew only $29.6 million over the same period.  This growth in earning assets helped to offset the impact of declining rates on interest income.  In addition, interest expense declined significantly in a low interest rate environment.  Higher rate certificates of deposit repriced at lower rates over the first half of 2002 and management focused on funding loan growth with low cost deposits and on locking in these low interest rates over longer terms.

The mortgage segment reported net income of $205,000, a decrease of $78,000 or 27.6% in the second quarter of 2002, reflecting a slowing in the refinance market from its strong beginning in early 2001 and a lower inventory of homes in some of its markets. While the declining interest rate environment over the last 12 to 18 months has resulted in significant increases in both mortgage refinancing and home purchases, refinanced loans comprised only 26% of MCI’s loans in the second quarter of 2002, down from 30% in 2001.  MCI continues to focus its efforts toward the home purchase market, working with home buyers, builders, realtors and other referral sources for a stable loan production platform.  The Company continues to monitor production volumes so adjustments in staffing and other areas can be made promptly.  While mortgage rates remain attractive, the slowly recovering economy, possible rising interest rates and general uncertainty felt by consumers could adversely influence production over the next several quarters.

Total assets as of June 30, 2002 were $1.022 billion, an increase of 3.9% from $983.1 million at December 31, 2001.  Loans totaled $670.2 million at June 30, 2002, an increase of  $70.0 million or 11.7% from $600.2 million at December 31, 2001.  Approximately $23.4 million of this growth has been generated by the Bank of Williamsburg subsidiary through the new loan officers in Newport News.  Many of these loans resulted from relationships the loan officers had previously established with these borrowers.  The remaining growth in loans is attributable to increases in both the consumer and the commercial areas. The securities portfolio increased to $260.4 million in the second three months of 2002 versus $257.1 at year end 2001. Loans held for sale decreased $24.1 million to $19.4 million compared to the December 31, 2001 balance of $43.5 million reflecting slowing in the mortgage origination market. Stockholders’ equity totaled $97.8 million at June 30, 2002, which represents a book value of $12.93 per share.

Total deposits at June 30, 2002 were $813.7 million, up 3.8% from $784.1 million at December 31, 2001.  Other borrowings totaled $99.9 million at June 30, 2002, a 3.8% decrease from $103.8 million at year end 2001.  The other borrowings change is the result of a $3.5 million decrease in securities sold under agreement to repurchase (principally with customers).

Competition for deposits, particularly as it impacts certificate of deposit (CD) rates, is rate sensitive. Management continues to focus on increasing and retaining lower cost deposit products, (including noninterest-bearing demand deposits and savings accounts) and locking in current lower rates with longer (3-5 year) CD rates, in an effort to maintain a lower cost of funds and a strong interest margin.  Increased competition for both loans and deposits is expected to contribute to some narrowing of the net interest margin should rates start to rise.

On a year to year basis, loan growth out paced deposit growth, changing a trend that had deposits growing faster over most of 2001.  Loans are up 14.0% at $670.2 million compared to $587.9 million in June 2001.  Deposits are up 12.9% at $813.7 million compared to $721.0 million in June 2001.  Since December 31, 2001, loans are up 11.7% while deposits are only up 3.8%.  The slowing of deposit growth in the first quarter has continued in the second quarter. This has benefited our performance as higher yielding earning assets have increased, older deposits have repriced at lower rates and deposit growth has occurred mainly in lower rate transaction accounts. However, the largest increase in deposits has been in the more liquid demand, NOW and money market categories.  As investors sense a positive change in the economy and the stock market, some of those deposits may move back into the stock market and may cause the net interest margin to compress depending on the Company’s liquidity levels.

Net income for the six months ended June 30, 2002 was $6.5 million, up from $5.6 million for the same period in 2001. This increase was the result of significant improvement in the community banking segment with increased earnings of $843,000 or 16.4% over the prior year due to improved net interest margin and increases in loans. The mortgage segment’s performance increased with net income of $529,000 for the six months ended June 30, 2002 compared to $417,000 at the same point last year. Diluted earnings per share amounted to $.86 at June 30, 2002, as compared to $.74 at June 30, 2001.  The Company’s annualized return on average assets for the six months ended June 30, 2002 was 1.33% as compared to 1.25% a year ago while the annualized return on average equity totaled 14.25% and 13.66% for the same period, respectively.

Net Interest Income

Net interest income on a tax-equivalent basis for the second quarter of 2002 increased by 24.5% to $10.8 million from $8.6 million for the same period a year ago.  Over that time, average interest earning assets grew by $88.5 million or 10.4% and average interest-bearing liabilities increased by 8.3%. For the quarter ended June 30, 2002 interest-bearing deposits grew $70.4 million while other borrowings declined $10.2 million compared to the same quarter in 2001. The net interest income increase is largely attributable to a decline of $2.5 million in interest-bearing liability costs compared to the prior year’s second quarter.  Most of this decrease was in the cost of interest-bearing deposits reflecting the impact of the 11 rate cuts by the Federal Reserve in 2001 and an increase in lower cost deposits in the deposit mix.  Average interest-bearing deposits were up $70.4 million with 60.1% of this increase coming in NOW and money market accounts.  The interest rate spread was up significantly at 4.11% for the second quarter compared to 3.42% a year ago. The Company’s yield on average earning assets was 7.20%, down 92 basis points from 8.12% a year ago, while its cost of average interest-bearing liabilities decreased 161 basis points from 4.70% in the second quarter 2001 to 3.09% in the comparable quarter of 2002.   This reflects a faster decline in the cost of liabilities versus the income from earning assets which is caused by the lag in deposit repricing compared to asset repricing.  Other borrowings and the interest rates charged on such borrowings are down which further lowers the cost of funds. This favorable margin should continue over the next couple of quarters due to our asset sensitive balance sheet position. However, as interest rates rise the margin will widen since the banks are asset sensitive (repricing earlier at higher rates) and the deposit repricing will lag.

In addition, the subsidiary banks have periodically engaged in wholesale leverage transactions to better leverage their capital position by borrowing funds to invest in securities at margins of 150 to 200 basis points. Although such transactions increase net income and return on equity, they negatively impact the net interest margin. As of June 30, 2002 such transactions accounted for $10 million of the Company’s total borrowings.

Included in the average earning assets is $15.1 million in loans held for sale.  These loans are mortgage loans originated by the mortgage segment and held for the short period between closing with the customer and funding by the investor. While this spread provides a positive contribution to interest income and net income, it negatively impacts the net interest margin as these loans are generally funded at more narrow, short-term spreads. These loans ultimately generate most of their earnings in the noninterest income category through gains on sales of loans.

	Union Bankshares Corporation

	AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the three months ended June 30,

	2002			2001			2000

	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

	(Dollars in thousands)
Assets:
Securities:
Taxable	$165,835	$2,432	5.88%	$128,943	$2,223	6.92%	$123,582	$2,302	7.49%
Tax-exempt(1)	93,143	1,771	7.63%	92,092	1,783	7.77%	98,094	1,866	7.65%

Total securities	258,978	4,203	6.51%	221,035	4,006	7.27%	221,676	4,168	7.56%
Loans, net	652,687	12,418	7.63%	588,163	12,927	8.82%	581,678	12,736	8.81%
Loans held for sale	15,079	160	4.26%	31,609	173	2.20%	10,850	2	0.07%
Federal funds sold	8,736	37	1.70%	6,941	55	3.18%	77	1	5.22%
Money market investments	583	5	3.44%	—	—		—	—
Interest-bearing deposits in other banks	1,010	4	1.59%	870	10	4.61%	856	16	7.52%

Total earning assets	937,073	16,827	7.20%	848,618	17,171	8.12%	815,137	16,923	8.35%
Allowance for loan losses	(8,089)			(7,900)			(7,341)
Total non-earning assets	71,736			69,549			53,379

Total assets	$1,000,720			$910,267			$861,175

Liabilities & Stockholders’ Equity:
Interest-bearing deposits:
Checking	$120,243	292	0.97%	$98,444	438	1.78%	$103,018	554	2.16%
Money market savings	84,788	309	1.46%	64,322	475	2.96%	61,971	511	3.32%
Regular savings	76,672	256	1.34%	58,911	417	2.84%	57,072	337	2.37%
Certificates of deposit:
$100,000 and over	131,709	1,392	4.24%	127,217	1,905	6.01%	107,307	1,489	5.58%
Under $100,000	276,457	2,785	4.04%	270,601	3,893	5.77%	260,668	3,630	5.60%

Total interest-bearing deposits	689,869	5,034	2.93%	619,495	7,128	4.62%	590,036	6,521	4.45%
Other borrowings	98,485	1,038	4.23%	108,646	1,403	5.18%	112,646	1,861	6.64%

Total interest-bearing liabilities	788,354	6,072	3.09%	728,141	8,531	4.70%	702,682	8,382	4.80%
Noninterest bearing liabilities:
Demand deposits	111,971			92,202			86,161
Other liabilities	6,798			5,613			2,725

Total liabilities	907,123			825,956			791,568
Stockholders’ equity	93,597			84,311			69,607

Total liabilities and stockholders’ equity	$1,000,720			$910,267			$861,175

Net interest income		$10,755			$8,640			$8,541

Interest rate spread			4.11%			3.42%			3.55%
Interest expense as a percent of average earning assets			2.60%			4.03%			4.14%
Net interest margin			4.60%			4.09%			4.21%

Union Bankshares Corporation

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the six months ended June 30,

	2002			2001			2000

	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

	(Dollars in thousands)
Assets:
Securities:
Taxable	$166,060	$4,873	5.92%	$127,034	$4,419	7.01%	$121,776	$4,490	7.41%
Tax-exempt(1)	92,096	3,534	7.74%	92,808	3,573	7.76%	98,353	3,753	7.67%

Total securities	258,156	8,407	6.57%	219,842	7,992	7.33%	220,129	8,243	7.53%
Loans, net	632,563	24,355	7.76%	585,518	26,088	8.98%	568,881	24,708	8.73%
Loans held for sale	21,019	520	4.99%	24,633	263	2.15%	7,554	(11)	-0.29%
Federal funds sold	12,162	93	1.54%	6,199	127	4.13%	422	20	9.53%
Money market investments	1,223	12	1.98%	—	—	—	—
Interest-bearing deposits in other banks	878	7	1.61%	803	18	4.52%	972	32	6.62%

Total earning assets	926,001	33,394	7.27%	836,995	34,488	8.31%	797,958	32,992	8.31%
Allowance for loan losses	(7,825)			(7,747)			(7,092)
Total non-earning assets	70,698			69,382			57,900

Total assets.	$988,874			$898,630			$848,766

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
Checking	$117,037	569	0.98%	$97,170	890	1.85%	$100,076	1,056	2.12%
Money market savings	83,165	610	1.48%	63,179	949	3.03%	62,567	1,016	3.27%
Regular savings	75,225	502	1.35%	57,784	728	2.54%	57,881	688	2.39%
Certificates of deposit:
$100,000 and over	131,868	2,813	4.30%	127,072	3,796	6.02%	105,473	2,853	5.44%
Under $100,000	275,965	5,755	4.21%	268,543	7,902	5.93%	254,342	6,937	5.48%

Total interest-bearing deposits	683,260	10,249	3.02%	613,748	14,265	4.69%	580,339	12,550	4.35%
Other borrowings	97,904	2,058	4.24%	107,016	2,932	5.52%	113,546	3,512	6.22%

Total interest-bearing liabilities	781,164	12,307	3.18%	720,764	17,197	4.81%	693,885	16,062	4.66%

Noninterest bearing liabilities:
Demand deposits	108,426			90,021			83,301
Other liabilities	7,171			5,806			2,879

Total liabilities	896,761			816,591			780,065
Stockholders' equity	92,113			82,039			68,701

Total liabilities and stockholders' equity	$988,874			$898,630			$848,766

Net interest income		$21,087			$17,291			$16,930

Interest rate spread			4.10%			3.50%			3.66%
Interest expense as a percent of average earning assets			2.68%			4.14%			4.05%
Net interest margin			4.59%			4.17%			4.27%

(1) Income and yields are reported on a taxable equivalent basis.

Provision for Loan Losses

The provision for loan losses totaled $739,000 for the second quarter of 2002, up from $393,000 for the second quarter of 2001.  For the six months ended June 30, 2002, the provision was $1,569,000 versus $825,000 for the same period in 2001.  These provisions reflect management’s assessment of the credit risk in the portfolio and  the performance of the loan portfolio which increased 11.7% for the six months ended June 30, 2002 compared to June 30, 2001. (See Asset Quality)

Noninterest Income

Noninterest income for the three months ended June 30, 2002 totaled $3.8 million, down from $4.1 million for the same period a year ago.  Most of the decrease was the result of selling a down graded corporate bond at a loss of $162,000.  Gains on sales of loans in the mortgage banking segment comprised a small part of this decline with a decrease of $50,000 from the same period in 2001.  Service charges on deposit accounts increased $61,000 reflecting increases in overdraft and return check charges and commercial account charges.  Other service charges and fees decreased $12,000, reflecting a $66,000 decline in brokerage commissions which was partially offset by increases in debit card income, letter of credit fees, ATM surcharges and other fee income. Other operating income decreased $80,000 over the prior year, reflecting $28,000 in lower income from the bank owned life insurance (BOLI) and the liquidation of the Company’s remaining investment in an income producing property. Management continues to seek additional sources of noninterest income, including increased emphasis on cross-selling services and better leveraging the financial services available throughout the organization.

Noninterest Expense

Noninterest expense in the second quarter of 2002 totaled $8.6 million, an increase of $678,000 over the same period in 2001.  Personnel costs were up $281,000 over last year’s second quarter, with salaries and other benefits categories up reflecting normal increases, the addition of the Newport News branch and higher group insurance expense while commission costs were down slightly as a result of lower mortgage loan production . Occupancy expense was up $36,000 largely as a result of increases in rental costs for the office in Newport News and in depreciation expense for the new branches in Tappahannock and Newport News.  Furniture & equipment expense was down $45,000 largely from a decline in depreciation expense and amortization of software.  These decreases were the result of software and equipment, from the expansion in 1998 and the upgrades in 1999 to facilitate the back office consolidation, becoming fully depreciated.

Other operating expenses were up $406,000 over last year’s second quarter.  The increases are primarily the result of: operating expenses up $130,000 from software, postage, internet, telephone and courier and armor car costs; professional services up $34,000; marketing up $137,000 which includes the introduction of internet banking and preparation for centennial celebrations at Union Bank and Trust and Rappahannock National Bank, franchise tax up $20,000 and other expense up $93,000 due to other losses associated with a fraud issue that is in the process of being resolved. Most of these increases were in the community bank segment.  Management continues to monitor expenses closely to ensure the increases are in line with the Company’s expectations.

Asset Quality

The allowance for loan losses is an estimate of an amount adequate to absorb potential losses inherent in the loan portfolio.  General economic trends, as well as conditions affecting individual borrowers, affect the level of credit losses. Management’s determination of the adequacy of the allowance is based on a quarterly evaluation that considers the composition of the loan portfolio, the value and adequacy of the collateral, current economic conditions, historical loan loss experience, and other risk factors. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and comparison to peer groups. The level of the allowance to net loans outstanding will vary depending on the overall results of the quarterly review.  The review is approved by the Credit Risk Committee (comprised of members of senior management) and reviewed with the Audit Committee of the Board of Directors. Management believes the allowance is adequate at this time and will continue to make adjustments as the changing economy and the loan portfolio’s performance warrant.

The allowance for loan losses totaled $8.4 million at June 30, 2002 or 1.26% of total loans, as compared to 1.22% at December 31, 2001 and 1.35% at June 30, 2001.

	June 30, 2002	December 31, 2001	June 30, 2001

	(dollars in thousands)
Nonaccrual loans	$636	$915	$539
Foreclosed properties	1,087	768	1,623

Nonperforming assets	$1,723	$1,683	$2,162

Allowance for loan losses	$8,434	$7,336	$7,916
Allowance as % of total loans	1.26%	1.22%	1.35%
Allowance as % of nonperforming assets	489%	436%	366%
Nonperforming assets to loans and foreclosed properties	.26%	.28%	.37%
Net charge-offs to average loans	.15%	.37%	.10%

Capital Resources

Capital resources represent funds, earned or obtained, over which financial institutions can exercise greater or longer control in comparison with deposits and borrowed funds.  The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards.  Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

Since December 31, 2001 shareholders equity has increased by $8.8 million, principally as a result of net income of $6.5 million for the first six months of 2002.  This increase was partially offset by dividends paid to shareholders of $1.9 million.  In addition, shareholders equity increased by $3.5 million due to increases in the value of the Company’s security portfolio and by $632,000 from stock issued under the dividend reinvestment and incentive stock plans and in connection with a prior acquisition.

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

At June 30, 2002, the Company’s ratio of total capital to risk-weighted assets was 11.95% and its ratio of Tier 1 capital to risk-weighted assets was 10.88%.  Both ratios exceed the minimum capital requirements.  The following summarizes the Company’s regulatory capital and related ratios at June 30, 2002 (dollars in thousands):

Tier 1 capital	$85,543
Tier 2 capital	8,434
Total risk-based capital	93,977
Total risk-weighted assets	786,410

Capital Ratios:
Tier 1 risk-based capital ratio	10.88%
Total risk-based capital ratio	11.95%
Leverage ratio (Tier 1 capital to average adjusted total assets)	8.61%
Equity to assets ratio	9.56%

The Company’s book value per share at June 30, 2002 was $12.93.  Dividends to stockholders are typically paid semi-annually in May and November and were last paid on May 1, 2002.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, money market investments, Federal funds sold, securities available for sale and loans maturing within one year.  The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity.  Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through Federal funds lines with several regional banks and a line of credit with the Federal Home Loan Bank.  Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

At June 30, 2002 cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year were 40.4% of total earning assets.  At June 30, 2002 approximately $311.9 million or 45.2% of total loans are scheduled to mature or reprice within the next year.  In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices.  The Company’s market risk is composed primarily of interest rate risk.  The Company’s Asset and Liability Management Committee (ALCO) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk.  The Board of Directors reviews the guidelines established by ALCO.

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

Assumptions used in the model, including loan and deposit growth rates, are derived from seasonal trends and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits.  All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments.  Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning.  Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates.  Interest rates on different asset and liability accounts move differently when the prime rate changes and are accounted for in the different rate scenarios.

The following table represents the interest rate sensitivity on (FTE) net income for the Company using different rate scenarios as of:

Change in Prime Rate	June 30, 2002 % Change in Net Income

+200 basis points	+11.72%
+100 basis points	+ 5.98%
Most likely	0
-100 basis points	- 6.41
-200 basis points	-12.21%

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

The following chart reflects the change in net market value over different rate environments as of June 30:

Change in Economic Value of Equity
Change in Prime Rate	(dollars in thousands
2002

+200 basis points	$-5,648
+100 basis points	-1,934
Most likely	0
-100 basis points	-2,837
-200 basis points	-6,785

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Item 2 – Changes in Securities and Use of Proceeds

Item 3 – Defaults Upon Senior Securities

Item 4 – Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of Union Bankshares Corporation was held on April 16, 2002.

(b),(c) The following directors were elected for terms expiring in 2005:

	FOR	WITHHELD

G.William Beale	5,640,838	95,398
B. Walton Mahon	5,703,665	32,571

The following directors’ terms of office continued after the meeting:

Frank B. Bradley
Ronald L. Hicks
W. Tayloe Murphy, Jr.
M. Raymond Piland, III
D. Whittaker
William M. Wright

Item 5 – Other Information

Item 6 – Exhibits and Reports on Form 8-K

(a)	See attached list of exhibits
(b)	Form 8-K - None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation
(Registrant)

/s/ G. William Beale
August 13, 2002
(Date)	G. William Beale,
President, Chief Executive Officer and Director

/s/ D. Anthony Peay
August 13, 2002
(Date)	D. Anthony Peay,
Senior Vice President and Chief Financial Officer

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
Index to Exhibits
Form 10-Q /June 30, 2002

Exhibit No.	Description

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

4	Instruments defining the rights of security holders, including indentures	Not Applicable

10	Material contracts	Not Applicable

11	Statement re: computation of per share earnings	Not Applicable

15	Letter re: unaudited interim financial information	Not Applicable

18	Letter re: change in accounting principles	Not Applicable

19	Previously unfiled documents	Not Applicable

20	Report furnished to security holders	Not Applicable

22	Published report re: matters submitted to vote of security holders	None

23	Consents of experts and counsel	Not Applicable

24	Power of Attorney	Not Applicable

99	Additional Exhibits	99.1