Form 10-Q
period 2002-09-30
UNION BANKSHARES CORP
filed 2002-11-15
CIK 883948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

         As of October 28, 2002, Union Bankshares Corporation had 7,600,817 shares of Common Stock outstanding.

UNION BANKSHARES CORPORATION
FORM 10-Q
September 30, 2002

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share information)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$27,621	$28,769
Interest-bearing deposits in other banks	4,618	462
Money market investments	199	2,023
Federal funds sold	4,964	7,661

Total cash and cash equivalents	37,402	38,915

Securities available for sale, at fair value	265,601	257,062

Loans held for sale	39,744	43,485

Loans, net of unearned income	686,405	600,164
Less allowance for loan losses	8,946	7,336

Net loans	677,459	592,828

Bank premises and equipment, net	21,587	19,191
Other real estate owned	781	768
Other assets	27,797	30,848

Total assets	$1,070,371	$983,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$131,018	$110,913
Interest-bearing deposits:
NOW accounts	120,887	112,940
Money market accounts	83,607	79,176
Savings accounts	81,453	72,897
Time deposits of $100,000 and over	137,675	133,629
Other time deposits	297,483	274,529

Total interest-bearing deposits	721,105	673,171

Total deposits	852,123	784,084

Securities sold under agreements to repurchase	39,919	41,083
Long-term borrowings	62,010	62,731
Other liabilities	11,997	6,220

Total liabilities	966,049	894,118

Commitments and contingencies
Stockholders’ equity:
Common stock, $2 par value. Authorized 24,000,000 shares; issued and outstanding, 7,560,817, and 7,525,912 shares, respectively	15,122	15,052
Surplus	1,024	446
Retained earnings	80,057	71,419
Accumulated other comprehensive income	8,119	2,062

Total stockholders’ equity	104,322	88,979

Total liabilities and stockholders’ equity	$1,070,371	$983,097

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest and dividend income:
Interest and fees on loans	$12,827	$12,831	$37,496	$39,001
Interest on Federal funds sold	58	196	151	323
Interest on interest-bearing deposits in other banks	5	10	12	28
Interest on money market investments	1	—	12
Interest and dividends on securities:
Taxable	2,396	2,296	7,270	6,715
Nontaxable	1,154	1,144	3,486	3,502

Total interest and dividend income	16,441	16,477	48,427	49,569

Interest expense:
Interest on deposits	5,048	6,786	15,297	21,051
Interest on short-term borrowings	136	306	359	1,037
Interest on long-term borrowings	930	991	2,765	3,192

Total interest expense	6,114	8,083	18,421	25,280

Net interest income	10,327	8,394	30,006	24,289
Provision for loan losses	650	445	2,219	1,270

Net interest income after provision for loan losses	9,677	7,949	27,787	23,019

Noninterest income:
Service charges on deposit accounts	1,079	881	2,939	2,753
Other service charges, commissions and fees	657	636	1,962	1,867
Gains (losses) on securities transactions, net	1	95	(160)	125
Gains on sales of loans	2,722	2,360	6,936	6,291
Gains (losses) on sales of other real estate owned and bank premises, net	77	(15)	159	69
Other operating income	188	110	548	664

Total noninterest income	4,724	4,067	12,384	11,769

Noninterest expenses:
Salaries and benefits	5,510	4,974	15,655	14,247
Occupancy expenses	589	553	1,697	1,614
Furniture and equipment expenses	639	700	1,993	2,128
Other operating expenses	2,329	1,875	7,020	5,842

Total noninterest expenses	9,067	8,102	26,365	23,831

Income before income taxes	5,334	3,914	13,806	10,957
Income tax expense	1,323	877	3,284	2,363

Net income	$4,011	$3,037	$10,522	$8,594

Basic net income per share	$0.53	$0.40	$1.39	$1.14
Diluted net income per share	$0.52	$0.40	$1.38	$1.14

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total

Balance - December 31, 2000	$15,033	$403	$63,201	$(285)		$78,352
Comprehensive income:
Net income - for nine months ended September 30, 2001			8,594		$8,594	8,594

Unrealized holding gains arising during the period (net of tax, $2,361)					4,418
Reclassification adjustment for gains included in net income (net of tax, $43)					(82)

Other comprehensive income (net of tax, $2,318)				4,500	4,500	4,500

Total comprehensive income					$13,094

Cash dividends - 2001 ($.44 per share semi annually)			(1,658)			(1,658)
Issuance of common stock under Dividend Reinvestment Plan (12,930 shares)	26	168	—			194
Stock repurchased under Stock Repurchase Plan (31,250 shares)	(62)	(427)				(489)
Issuance of common stock in exchange for net assets in acquisition (19,606 shares)	39	192				231

Balance - September 30, 2001 (Unaudited)	$15,036	$336	$70,137	$4,215		$89,724

Balance - December 31, 2001	$15,052	$446	$71,419	$2,062		$88,979
Comprehensive income:
Net income - for nine months ended September 30, 2002			10,522		$10,522	10,522

Unrealized holding gains arising during the period (net of tax, $3,066)					5,951
Reclassification adjustment for loss included in net income (net of tax, $54)					106

Other comprehensive income (net of tax, $3,120)				6,057	6,057	6,057

Total comprehensive income					$16,579

Cash dividends - 2002 ($.50 per share semi annually)			(1,884)			(1,884)
Issuance of common stock under Dividend Reinvestment Plan (9,549 shares)	19	196	—			215
Issuance of common stock under Incentive Stock Option Plan (8,200 shares)	17	83				100
Issuance of common stock in exchange for net assets in acquisition (17,156 shares)	34	299				333

Balance - September 30, 2002 (Unaudited)	$15,122	$1,024	$80,057	$8,119		$104,322

          See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2002 and 2001
(dollars in thousands)

	2002	2001

Operating activities:
Net income	$10,522	$8,594
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of bank premises and equipment	1,462	1,438
Amortization	1,416	996
Provision for loan losses	2,219	1,280
(Gains) losses on sales of securities available for sale	160	(125)
Gains on sales of other real estate owned and fixed assets, net	(159)	(69)
(Increase) decrease in loans held for sale	3,741	(10,912)
(Increase) decrease in other assets	(380)	480
Increase (decrease) in other liabilities	5,776	(192)

Net cash and cash equivalents provided by operating activities	24,757	1,490

Investing activities:
Purchase of securities available for sale	(36,438)	(45,907)
Proceeds from sale of securities available for sale	6,280	1,556
Proceeds from maturities of securities available for sale	30,165	35,047
Net increase in loans	(87,329)	(16,449)
Purchases of bank premises and equipment	(4,254)	(519)
Proceeds from sales of bank premises and equipment	220	22
Proceeds from sales of other real estate owned	501	879

Net cash and cash equivalents used in investing activities	(90,855)	(25,371)

Financing activities:
Net increase in noninterest-bearing deposits	20,105	8,487
Net increase in interest-bearing deposits	47,934	36,420
Net increase (decrease) in short-term borrowings	(1,164)	6,439
Net decrease in long-term borrowings	(721)	(10,843)
Issuance of common stock	315	194
Purchase of common stock	—	(489)
Cash dividends paid	(1,884)	(1,658)

Net cash and cash equivalents provided by financing activities	64,585	38,550

Increase (decrease) in cash and cash equivalents	(1,513)	14,669
Cash and cash equivalents at beginning of period	38,915	22,869

Cash and cash equivalents at end of period	$37,402	$37,538

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$18,657	$25,540
Income taxes	$3,292	$1,942

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002

1.	ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for each of the periods presented have been made. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.  Certain previously reported amounts have been reclassified to conform to current period presentation.  These reclassifications are immaterial and had no effect on net income or stockholders’ equity.

2.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the nine months ended September 30, (in thousands):

	2002	2001

Balance, January 1	$7,336	$7,389
Provisions charged to operations	2,219	1,270
Recoveries credited to allowance	384	296
Loans charged off	(993)	(1,492)

Balance, September 30	$8,946	$7,463

3.	EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. At September 30, 2002 there were no stock options that were anti-dilutive.  The following is a reconcilement of the components of the basic and diluted EPS computations for the three and the nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(In thousands except per share data)
Earnings per common share computation:
Net Income	$4,011	$3,037	$10,522	$8,594
Average common shares outstanding	7,560	7,524	7,550	7,526
Earnings per common share	0.53	0.40	1.39	1.14
Diluted earnings per common share computation:
Net Income	4,011	3,037	10,522	8,594
Average common shares outstanding	7,560	7,524	7,550	7,526
Dilutive shares contingently issuable	74	20	64	17
Average diluted common shares outstanding	7,634	7,544	7,614	7,543
Diluted earnings per common share	0.52	0.40	1.38	1.14

4.	SEGMENT REPORTING DISCLOSURES

Union Bankshares Corporation has two reportable segments: traditional full service community banking and mortgage loan origination.  The community bank segment includes four banks, which provide loan, deposit, investment, and trust services to retail and commercial customers throughout their 31 retail locations in Virginia.  The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland.  These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimis risk.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 follows:

Union Bankshares Corporation
Segment Report

	Community Banks	Mortgage	Elimination	Consolidated Totals

	(in thousands)
Three Months ended September 30, 2002
Net interest income	$10,082	$245	$—	$10,327
Provision for loan losses	650	—	—	650

Net interest income after provision for loan losses	9,432	245	—	9,677
Noninterest income	2,046	2,722	(44)	4,724
Noninterest expenses	6,834	2,277	(44)	9,067

Income before income taxes	4,644	690	—	5,334
Income tax expense	1,088	235	—	1,323

Net income	$3,556	$455	$—	$4,011

Assets	$1,065,167	$42,723	$(36,519)	$1,071,371

Three Months ended September 30, 2001
Net interest income	$8,196	$198	$—	$8,394
Provision for loan losses	445	—	—	445

Net interest income after provision for loan losses	7,751	198	—	7,949
Noninterest income	1,744	2,363	(40)	4,067
Noninterest expenses	6,099	2,043	(40)	8,102

Income before income taxes	3,396	518	—	3,914
Income tax expense	701	176	—	877

Net income	$2,695	$342	$—	$3,037

Assets	$935,361	$29,004	$(30,721)	$933,644

Nine Months ended September 30, 2002
Net interest income	$29,241	$765	$—	$30,006
Provision for loan losses	2,219	—	—	2,219

Net interest income after provision for loan losses	27,022	765	—	27,787
Noninterest income	5,580	6,935	(131)	12,384
Noninterest expenses	20,287	6,209	(131)	26,365

Income before income taxes	12,315	1,491	—	13,806
Income tax expense	2,777	507	—	3,284

Net income	$9,538	$984	$—	$10,522

Assets	$1,065,167	$42,723	$(36,519)	$1,071,371

Nine Months ended September 30, 2001
Net interest income	$23,828	$461	$—	$24,289
Provision for loan losses	1,270	—	—	1,270

Net interest income after provision for loan losses	22,558	461	—	23,019
Noninterest income	5,596	6,294	(121)	11,769
Noninterest expenses	18,347	5,605	(121)	23,831

Income before income taxes	9,807	1,150	—	10,957
Income tax expense	1,972	391	—	2,363

Net income	$7,835	$759	$—	$8,594

Assets	$935,361	$29,004	$(30,721)	$933,644

5.	RECENT ACCOUNTING STATEMENTS

In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers.  This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002.  The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31 2002, with early application encouraged.

The Financial Accounting Standards Board issued Statement  No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002.  FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions.  Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions with the scope of this Statement.  In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship assets and credit cardholder intangible assets.  Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

Paragraph 5 of FASB Statement 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.  The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002.  Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001).   Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense.  The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill.

The Corporation is currently in the process of evaluating the impact, if any, arising from the adoption of Statement 147.

6.	FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning opinions or judgment of the Company and its management about future events.  Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, and consumer spending and savings habits. We do not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

          The Company’s primary trade area stretches from Rappahannock County to Fredericksburg, south to Hanover County, east to Newport News and throughout the Northern Neck region of Virginia. The corporate headquarters is located in Bowling Green, Virginia.  Through its banking subsidiaries, the Company operates 31 retail locations in its primary trade area.  In addition to the primary banking trade area, Mortgage Capital Investors, Inc. expands the Company’s mortgage origination business to other strong housing markets in Virginia, Maryland and South Carolina.

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

Allowance for Loan Losses

          The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio.  The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are likely to occur and the amount of loss can be reasonably estimated and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

          The Company conducts an analysis of its loan portfolio on at least a quarterly basis to assess the adequacy of the allowance for loan losses.  The review process considers specifically identified loans, as well as homogeneous pools of loans which are of similar size and risk.  The Company specifically identifies and groups commercial and related loans utilizing an eight category internal risk rating system. The loan loss analysis model uses various information including historical losses, expected cash flows and fair market value of collateral, as well as current economic and business conditions, to develop estimated loss factors for these risk rated loans.

          In addition, groups of loans which are similar in size and risk characteristics (e.g. residential mortgages, credit cards, installment loans, etc.) are classified as homogeneous loan pools.  Historical losses and current economic and business conditions are used to develop estimated loss factors to be applied to these homogeneous pools in the loan loss analysis model.  The total of estimated reserves for the risk rated loans and the homogeneous loan pools is then compared to the recorded allowance for loan losses.

          The use of the various information above to develop estimated loss factors is inherently subjective and actual losses could be greater or less than the estimates.  Management periodically reassesses the approach taken in these estimates in order to enhance the estimation process.

Overview

          Net income for the third quarter of 2002 was $4.0 million, up 32.1% from $3.0 million for the same period in 2001. This increase was the result of significant improvement in both business segments.  The community banking segment earnings increased by $861,000 or 31.9% over the prior year’s third quarter due to improvement in the net interest margin and increases in earning assets. The mortgage segment’s performance improved with net income of $455,000 for the quarter ended September 30, 2002 compared to $342,000 in the third quarter of 2001. Diluted earnings per share amounted to $.52 in the third quarter of 2002, as compared to $.40 in the same quarter of 2001.  The Company’s annualized return on average assets for the three months ended September 30, 2002 was 1.53% as compared to 1.30% a year ago. The Company’s annualized return on average equity totaled 15.72% and 13.88% for the three months ended September 30, 2002 and 2001, respectively.

          Net income from the Company’s community bank segment increased from $2.7 million in the third quarter of 2001 to over $3.5 million in the third quarter of 2002.  Much of this increase is attributable to improvements in net interest income and was driven largely by increases in earning assets and reductions in interest expense.  Loan growth between year end 2001 and September 30, 2002 amounted to $86.2 million while deposits grew  $68.0 million over the same period.  This growth in earning assets helped to offset the impact of declining rates on interest income.  In addition, interest expense declined significantly in a low interest rate environment as higher rate certificates of deposit repriced at lower rates over this nine month period.  In addition,

29.5%, or $20.1 million of the growth was in noninterest bearing deposits while 33.7% or $23.0 million of the increase was in other time deposits, primarily certificates of deposit, which also locked in at lower rates.

          The mortgage segment reported net income of $455,000, an increase of $113,000 or 33.0% in the third quarter of 2002 driven by refinancings in a record low mortgage rate environment. While purchased loan closings increased moderately, refinanced loans moved from 25% of the total number of closed loans in the second quarter of 2002 to almost 36% in the third quarter which resulted in the increased earnings. Refinancings comprise approximately 33% of MCII’s closings for the nine months ended September 30, 2002.  MCII continues to focus its efforts toward the home purchase market, working with home buyers, builders, realtors and other referral sources for a stable loan production platform.  The Company continues to monitor production volumes so adjustments in staffing and other areas can be made promptly.  The volatility of mortgage rates, the slowly recovering economy and general uncertainty felt by consumers could adversely influence production over the next several quarters.

          Total assets as of September 30, 2002 were $1.070 billion, an increase of 8.9% from $983.1 million at December 31, 2001.  Loans totaled $686.4 million at September 30, 2002, an increase of  $86.2 million or 14.4% from $600.2 million at December 31, 2001.  Approximately $26.2 million of this growth has been generated by the Bank of Williamsburg (BOW) subsidiary due largely to the establishment of a new location in Newport News, Virginia.  Many of these loans resulted from relationships the loan officers had established with these borrowers prior to joining BOW.  The remaining growth in loans is attributable to increases in both the consumer and the commercial areas. The securities portfolio increased to $265.6 million at the end of the third quarter of 2002, up from $257.1 million at year end 2001. Loans held for sale at September 30, 2002 decreased $3.7 million to $39.7 million compared to the December 31, 2001 balance of $43.5 million.

          Total deposits at September 30, 2002 were $852.1 million, up 8.7% from $784.1 million at December 31, 2001.  Management continues to focus on increasing and retaining lower cost deposit products (including noninterest-bearing demand deposits and savings accounts) and locking in current lower rates with longer (3-5 year) CD rates in an effort to maintain a lower cost of funds and a strong interest margin.

          Net income for the nine months ended September 30, 2002 was $10.5 million, up from $8.6 million for the same period in 2001. This increase was the result of significant improvement in the community banking segment with increased earnings of $1.7 million or 21.7% over the same period in 2001 due to improved net interest margin and increases in earning assets. The mortgage segment’s performance improved with net income of $984,000 for the nine months ended September 30, 2002 compared to $759,000 at the same point last year. Diluted earnings per share amounted to $1.38 for the nine months ended September 30, 2002, as compared to $1.14 for the same period in 2001.  The Company’s annualized return on average assets for the nine months ended September 30, 2002 was 1.40% as compared to 1.27% a year ago while the annualized return on average equity totaled 14.78% and 13.73% for the same period, respectively.

Net Interest Income

          Net interest income on a tax-equivalent basis for the third quarter of 2002 increased by 21.3% to $11.0 million from $9.1 million for the same period a year ago.   The net interest income increase is largely attributable to a decline of $1.9 million in interest-bearing liability costs compared to the prior year’s third quarter.  Most of this decrease was in the cost of interest-bearing deposits reflecting the impact of the rate cuts by the Federal Reserve in 2001 and 2002 and an increase in lower cost deposits in the deposit mix.  Average interest-bearing deposits were up $77.7 million for the quarter end September 30, 2002 from a year earlier, with 50.0% of this increase coming in lower cost NOW and money market accounts.  Over that time, average interest earning assets grew by $112.8 million or 13.0% and average interest-bearing liabilities increased by 10.7%.

          The Company’s yield on average earning assets was 6.94%, down 92 basis points from 7.86% a year ago, while its cost of average interest-bearing liabilities decreased 139 basis points from 4.37% in the third quarter 2001 to 2.98% in the comparable quarter of 2002.   This reflects a faster decline in the cost of liabilities versus the income from earning assets.  The favorable margin that we have experienced through 2002 decreased by 14 basis points from the second quarter of 2002 when it was 4.60% compared to 4.46% for the third quarter of 2002.  As interest rates start to rise, we expect the margin to improve due to the asset-sensitive nature of our balance sheet.  As investors sense a positive change in the economy and the stock market, some of those deposits may move back into the stock market and may cause the net interest margin to compress depending on the Company’s liquidity levels.

          Included in the average earning assets is $25.4 million in loans held for sale.  These loans are mortgage loans originated by the mortgage segment and held for the short period between closing with the customer and funding by the investor. The loans have their final rates locked and are presold to an investor. While the spread on these short term loans provides a positive contribution to interest income and net income, it negatively impacts the net interest margin as these loans are funded at more narrow, short-term spreads. These loans ultimately generate most of their earnings in the noninterest income category through gains on sales of loans.

          In addition, the subsidiary banks have periodically engaged in wholesale leverage transactions to better leverage their capital position by borrowing funds to invest in securities at margins of 150 to 200 basis points. Although such transactions increase net income and return on equity, they negatively impact the net interest margin. As of September 30, 2002 such transactions accounted for $10 million of the Company’s total borrowings.

Union Bankshares Corporation
AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the three months ended September 30,

	2002			2001			2000

	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

	(Dollars in thousands)
Assets:
Securities:
Taxable	$169,358	$2,396	5.61%	$140,590	$2,296	6.48%	$125,953	$2,315	7.31%
Tax-exempt(1)	92,031	1,747	7.53%	90,119	1,733	7.63%	97,649	1,623	6.61%

Total securities	261,389	4,143	6.29%	230,709	4,029	6.93%	223,602	3,938	7.01%
Loans, net	675,039	12,554	7.38%	589,118	12,722	8.57%	576,811	13,116	9.05%
Loans held for sale	25,390	357	5.58%	23,102	198	3.40%	13,747	70	2.03%
Federal funds sold	16,013	58	1.44%	22,079	196	3.52%	1,075	37	13.69%
Money market investments	120	1	3.31%	—	—		—	—
Interest-bearing deposits in other banks	1,280	5	1.55%	1,455	11	3.00%	1,042	16	6.11%

Total earning assets	979,231	17,118	6.94%	866,463	17,156	7.86%	816,277	17,177	8.37%
Allowance for loan losses	(8,614)			(7,884)			(7,811)
Total non-earning assets	71,621			66,920			65,521

Total assets	$1,042,238			$925,499			$873,987

Liabilities & Stockholders’ Equity:
Interest-bearing deposits:
Checking	$122,684	259	0.84%	$99,502	399	1.59%	$99,000	545	2.19%
Money market savings	84,763	309	1.45%	69,103	496	2.85%	61,714	513	3.31%
Regular savings	79,604	265	1.32%	69,653	400	2.28%	56,178	339	2.40%
Certificates of deposit:
$100,000 and over	133,987	1,392	4.12%	127,855	1,807	5.61%	109,390	1,615	5.87%
Under $100,000	287,718	2,823	3.89%	264,957	3,684	5.52%	262,762	3,868	5.86%

Total interest-bearing deposits	708,756	5,048	2.83%	631,070	6,786	4.27%	589,044	6,880	4.65%
Other borrowings	103,999	1,066	4.07%	102,976	1,297	5.00%	116,648	1,823	6.22%

Total interest-bearing liabilities	812,755	6,114	2.98%	734,046	8,083	4.37%	705,692	8,703	4.91%
Noninterest-bearing liabilities:
Demand deposits	118,288			98,897			88,437
Other liabilities	9,986			5,737			7,457

Total liabilities	941,029			838,680			801,586
Stockholders’ equity	101,209			86,819			72,401

Total liabilities and stockholders’ equity	$1,042,238			$925,499			$873,987

Net interest income		$11,004			$9,073			$8,474

Interest rate spread			3.95%			3.49%			3.47%
Interest expense as a percent of average earning assets			2.48%			3.70%			4.24%
Net interest margin			4.46%			4.15%			4.13%

(1) Income and yields are reported on a taxable equivalent basis.

Union Bankshares Corporation
AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the nine months ended September 30,

	2002			2001			2000

	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

	(Dollars in thousands)
Assets:
Securities:
Taxable	$167,172	$7,270	5.81%	$131,602	$6,716	6.82%	$123,179	$6,805	7.38%
Tax-exempt(1)	92,074	5,281	7.67%	91,902	5,306	7.72%	98,116	5,376	7.32%

Total securities	259,246	12,551	6.47%	223,504	12,022	7.19%	221,295	12,181	7.35%
Loans, net	646,877	36,716	7.59%	586,731	38,810	8.84%	571,543	37,579	8.78%
Loans held for sale	22,492	1,070	6.36%	24,117	461	2.56%	9,633	304	4.22%
Federal funds sold	13,460	151	1.50%	11,551	322	3.73%	642	57	11.86%
Money market investments	851	12	1.89%	—	—		—	—
Interest-bearing deposits in other banks	1,014	12	1.58%	1,023	28	3.66%	995	48	6.44%

Total earning assets	943,940	50,512	7.15%	846,926	51,643	8.15%	804,108	50,169	8.33%
Allowance for loan losses	(8,091)			(7,793)			(7,333)
Total non-earning assets	71,009			68,596			60,459

Total assets	$1,006,858			$907,729			$857,234

Liabilities & Stockholders’ Equity:
Interest-bearing deposits:
Checking	$118,940	827	0.93%	$97,956	1,289	1.76%	$99,715	1,601	2.14%
Money market savings	83,704	919	1.47%	65,176	1,445	2.96%	62,280	1,528	3.28%
Regular savings	76,701	767	1.34%	62,811	1,151	2.45%	57,309	1,027	2.39%
Certificates of deposit:
$100,000 and over	132,582	4,206	4.24%	127,336	5,603	5.88%	106,788	4,468	5.59%
Under $100,000	279,925	8,578	4.10%	266,365	11,563	5.80%	257,170	10,806	5.61%

Total interest-bearing deposits	691,852	15,297	2.96%	619,644	21,051	4.54%	583,262	19,430	4.45%
Other borrowings	99,958	3,124	4.18%	105,655	4,229	5.35%	114,588	5,335	6.22%

Total interest-bearing liabilities	791,810	18,421	3.11%	725,299	25,280	4.66%	697,850	24,765	4.74%
Noninterest-bearing liabilities:
Demand deposits	111,749			93,012			85,025
Other liabilities	8,121			5,723			4,416

Total liabilities	911,680			824,034			787,291
Stockholders’ equity	95,178			83,695			69,943

Total liabilities and stockholders’ equity	$1,006,858			$907,729			$857,234

Net interest income		$32,091			$26,363			$25,404

Interest rate spread			4.04%			3.49%			3.59%
Interest expense as a percent of average earning assets			2.61%			3.99%			4.11%
Net interest margin			4.55%			4.16%			4.22%

(1) Income and yields are reported on a taxable equivalent basis.

Provision for Loan Losses

          The provision for loan losses totaled $650,000 for the third quarter of 2002, up from $445,000 for the third quarter of 2001.  For the nine months ended September 30, 2002, the provision was $2,219,000 versus $1,270,000 for the same period in 2001.  These provisions reflect the increase in the loan portfolio of 14.4% for the nine months ended September 30, 2002 compared to December 31, 2001 and management’s assessment of the credit risk in the portfolio. (See Asset Quality)

Noninterest Income

          Noninterest income for the three months ended September 30, 2002 totaled $4.7 million, up $657,000 from $4.1 million for the same period a year ago. Over half of the increase came in gains on sales of loans in the mortgage banking segment which increased $362,000 compared to the same quarter last year.  Service charges on deposit accounts increased $198,000 reflecting increases in overdraft and return check charges and DDA activity service charges.  Other service charges and fees increased $21,000, reflecting increases of $38,000 in debit card income and $4,000 in letter of credit fee income which more than offset a $20,000 decline in brokerage commissions.

          For the nine month period, noninterest income is up $615,000 at $12.4 million compared to $11.8 million at September 30, 2001.  This increase was largely the result of increases in the service charge income of $186,000 and the gain on sale of loans of $645,000 which were offset by a $255,000 decline in the gains on securities transactions.

          Management continues to seek additional sources of noninterest income, including increased emphasis on cross-selling services and better leveraging the financial services available throughout the organization.

Noninterest Expense

          Noninterest expense in the third quarter of 2002 totaled $9.1 million, an increase of $965,000 over the same period in 2001.  Personnel costs were up $536,000 over last year’s third quarter, with salaries and other benefits categories reflecting a rise in commission costs as a result of higher mortgage loan production normal increases, the addition of the Newport News branch and the Manassas LPO and higher group insurance expense. Occupancy expense was up $36,000 largely as a result of rental costs for the offices in Newport News and Manassas and depreciation expense for the new branches in Tappahannock and Newport News.  Furniture & equipment expense was down $61,000 largely from a decline in depreciation expense and amortization of software.  These decreases were the result of software and equipment, from the expansion in 1998 and the upgrades in 1999 to facilitate the back office consolidation, becoming fully depreciated.

          Other operating expenses were up $454,000 over last year’s third quarter.  The increases are primarily the result of: operating expenses up $96,000 from software, postage, internet, telephone and courier and armored car costs; professional services down $30,000; marketing up $83,000 which includes the introduction of internet banking and preparation for centennial celebrations at Union Bank and Trust Company and Rappahannock National Bank; franchise tax up $20,000 and other expense up $167,000 due to other losses associated with a fraud issue that is in the process of being resolved and amortization of core deposit premium from the purchase of the

Tappahanock Branch in the fourth quarter of last year. Most of these increases were in the community bank.  Management continues to monitor expenses closely to ensure the levels are in line with the Company’s expectations.

          Noninterest expense for the nine months is up $2.5 million at $26.4 at September 30, 2002 compared to $23.8 million at September 30, 2001.  Most of the increase is the result of a $1.4 million increase in salaries and benefits, which is the result of new locations in Newport News, Manassas, and Thornburg as well as normal salary increases.  In addition, higher mortgage loan volume raised the commission expense in this category.  Other operating expense is up $1.1 million as a result of higher marketing expenses, higher operating expenses for new locations and new products, and higher other losses as a result of robberies in the first quarter.

Asset Quality

          The allowance for loan losses is an estimate of an amount adequate to absorb potential losses inherent in the loan portfolio.  General economic trends, as well as conditions affecting individual borrowers, affect the level of credit losses. Management’s determination of the adequacy of the allowance is based on a quarterly evaluation that considers the composition of the loan portfolio, the value and adequacy of the collateral, current economic conditions, historical loan loss experience, and other risk factors. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and comparison to peer groups. The level of the allowance to net loans outstanding will vary depending on the overall results of the quarterly evaluation.  The evaluation is reviewed by the Credit Risk Committee (comprised of members of senior management) and reviewed with the Audit Committee of the Board of Directors.  Although general market and economic conditions are somewhat uncertain, management believes the allowance is adequate at this time and will continue to make adjustments as the changing economy and the loan portfolio’s performance warrant.

          The allowance for loan losses totaled $8.9 million at September 30, 2002 or 1.30% of total loans, as compared to 1.22% at December 31, 2001 and 1.25% at September 30, 2001.

	September 30, 2001	December 31, 2001	September 30, 2002

	(dollars in thousands)
Nonaccrual loans	$530	$915	$1,307
Foreclosed properties	781	768	888

Nonperforming assets	$1,311	$1,683	$2,195

Allowance for loan losses	$8,946	$7,336	$7,463
Allowance as% of total loans	1.30%	1.22%	1.25%
Allowance as% of nonperforming assets	682%	436%	340%
Nonperforming assets to loans and foreclosed properties	.19%	.28%	.37%

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

          Since December 31, 2001 stockholders’ equity has increased by $15.3 million to $104.3 million at September 30, 2002, principally as a result of net income of $10.5 million for the first nine months of 2002.  This increase was partially offset by dividends paid to stockholders of $1.9 million.  In addition, stockholders’ equity increased by $6.1 million due to net increases in the value of the Company’s securities portfolio and by $648,000 from stock issued under the dividend reinvestment and incentive stock plans and in connection with a prior acquisition.

          The Federal Reserve, along with the Comptroller of the Currency and the Federal Deposit Insurance Corporation, has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards.  Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories.  The minimum ratio of qualified capital to qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity and retained earnings, less certain goodwill items.

          At September 30, 2002, the Company’s ratio of total capital to risk-weighted assets was 12.29% and its ratio of Tier 1 capital to risk-weighted assets was 11.18%.  Both ratios exceed the minimum capital requirements.  The following summarizes the Company’s regulatory capital and related ratios at September 30, 2002 (dollars in thousands):

Tier 1 capital	$89,714
Tier 2 capital	8,946
Total risk-based capital	98,660
Total risk-weighted assets	802,683

Capital Ratios:
Tier 1 risk-based capital ratio	11.18%
Total risk-based capital ratio	12.29%
Leverage ratio (Tier 1 capital to average adjusted total assets)	8.66
Equity to assets ratio	9.75

          The Company’s book value per share at September 30, 2002 was $13.80.  Dividends to stockholders are typically paid semi-annually in May and November.

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

          At September 30, 2002 cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year were 48.2% of total earning assets.  At September 30, 2002 approximately $350.4 million or 51.1% of total loans are scheduled to mature or reprice within the next year.  In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

          Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measure changes in a variety of interest rate scenarios.  While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.  Due to the numerous assumptions used in the computations of interest rate sensitivity, and the fact that the models do not assume any actions ALCO could take in response to changes in interest rates, the model forecasts may not be indicative of actual results.

          Static gap, which measures aggregate repricing values, is less utilized since it does not effectively measure the earnings impact on the Company and is not addressed here.  Earnings simulation and economic value models, which more effectively measure the earnings impact are utilized by management on a regular basis and are explained below.

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

          The following table represents the interest rate sensitivity on (fully tax equivalent basis) net income for the Company using different rate scenarios as of September 30, 2002:

Change in Prime Rate	% Change in Net Income

+200 basis points	+18.32%
+100 basis points	+ 9.64%
Most likely	- 0	-
-100 basis points	- 8.88
-200 basis points	-16.89%

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

          The following chart reflects the change in net market value over different rate environments as of September 30, 2002:

Change in Prime Rate	Change in Economic Value of Equity (dollars in thousands)

+200 basis points	$4,683
+100 basis points	3,677
Most likely	- 0	-
-100 basis points	- 6,280
-200 basis points	- 13,541

ITEM 4 – CONTROLS AND PROCEDURES

          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

          Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Item 2 – Changes in Securities and Use of Proceeds

Item 3 – Defaults Upon Senior Securities

Item 4 – Submission of Matters to a Vote of Security Holders

Item 5 – Other Information

Item 6 - Exhibits and Reports on Form 8-K

              (a)     See attached list of exhibits

              (b)     Form 8-K - None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION BANKSHARES CORPORATION
(Registrant)

November 14, 2002	/s/ G. WILLIAM BEALE
(Date)
G. William Beale, President, Chief Executive Officer and Director

November 14, 2002	/s/ D. ANTHONY PEAY
(Date)
D. Anthony Peay, Senior Vice President and Chief Financial Officer

Index to Exhibits
Form 10-Q /September 30, 2002

Exhibit No.	Description

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

4	Instruments defining the rights of security holders, including indentures	Not Applicable

10	Material contracts	Not Applicable

11	Statement re: computation of per share earnings	Not Applicable

15	Letter re: unaudited interim financial information	Not Applicable

18	Letter re: change in accounting principles	Not Applicable

19	Previously unfiled documents	Not Applicable

20	Report furnished to security holders	Not Applicable

22	Published report re: matters submitted to vote of security holders	None

23	Consents of experts and counsel	Not Applicable

24	Power of Attorney	Not Applicable

99	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.1

CERTIFICATIONS

I, G. William Beale, certify that:

          1.  I have reviewed this quarterly report on Form 10-Q of Union Bankshares Corporation;

          2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                    (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ G. WILLIAM BEALE

G. William Beale President and Chief Executive Officer

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CERTIFICATIONS

I, D. Anthony Peay, certify that:

          1.  I have reviewed this quarterly report on Form 10-Q of Union Bankshares Corporation;

          2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                    (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ D. ANTHONY PEAY

D. Anthony Peay Senior Vice President and Chief Financial Officer