Form 10-K
period 2002-12-31
UNION BANKSHARES CORP
filed 2003-03-07
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number: 0-20293

UNION BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1598552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

212 North Main Street, P.O. Box 446, Bowling Green, Virginia 22427

(Address or principal executive offices) (Zip code)

(804) 633-5031

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b – 2 of the Act). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 21, 2003 was $174,363,576.

The number of shares of common stock outstanding as of February 21, 2003 was 7,589,524.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2003 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

UNION BANKSHARES CORPORATION

FORM 10-K

i

PART I

Item 1.—Business

GENERAL

Union Bankshares Corporation (the “Company”) is a multi-bank holding company organized under Virginia law and registered under the Bank Holding Company Act of 1956. The Company is headquartered in Bowling Green, Virginia. The Company is committed to the delivery of financial services through its four affiliated community banks (the “Community Banks”) and two non-bank financial services affiliates:

Community Banks
Union Bank & Trust Company	Bowling Green, Virginia
Northern Neck State Bank	Warsaw, Virginia
Rappahannock National Bank	Washington, Virginia
Bank of Williamsburg	Williamsburg, Virginia

Financial Services Affiliates
Mortgage Capital Investors, Inc.	Springfield, Virginia
Union Investment Services, Inc.	Bowling Green, Virginia

The Company was formed in connection with the July 1993 merger of Northern Neck Bankshares Corporation and Union Bancorp, Inc. into Union Bankshares Corporation. On September 1, 1996, King George State Bank and on July 1, 1998, Rappahannock National Bank became wholly-owned subsidiaries of the Company. On February 22, 1999, the Bank of Williamsburg began business as a newly organized bank. In June 1999, after the retirement of its president, King George State Bank was merged into Union Bank & Trust Company (“Union Bank”) and ceased to be a subsidiary bank.

Each of the Community Banks is a full service retail commercial bank offering consumers and businesses a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and loans for commercial, industrial, residential mortgage and consumer purposes. The Community Banks also issue credit cards and can deliver automated teller machine services through the use of reciprocally shared ATMs in the major ATM networks. All of the Community Banks offer Internet banking access for banking services and online bill payment for both consumers and commercial companies.

The Company principally serves, through its Community Banks, the Virginia counties of Caroline, Hanover, James City, King George, King William, Spotsylvania, Stafford, Richmond, Westmoreland, Essex, Lancaster and Northumberland, and the Cities of Williamsburg, Newport News and Fredericksburg, Virginia. In January 2002, the Bank of Williamsburg opened a loan production office servicing Newport News and converted it to a full service branch in May 2002. In August 2002, Union Bank opened a loan production office in the Manassas area (Prince William County) and anticipates opening a loan production office in the Greater Richmond market (Western Henrico County) in early 2003. Through its Community Banks, the Company operated 31 branches in its primary trade area at December 31, 2002.

Union Investment Services has provided securities, brokerage and investment advisory services since its formation in February 1993. It is a full service investment company handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial planning.

On February 11, 1999, the Company acquired CMK Corporation t/a “Mortgage Capital Investors,” a mortgage loan brokerage company headquartered in Springfield, Virginia, by merger of CMK

Corporation into Mortgage Capital Investors, Inc., a wholly owned subsidiary of Union Bank (“MCI”). MCI has seven offices located in Virginia (3), Maryland (3) and South Carolina (1), and is also licensed to do business in Washington, D.C. MCI provides a variety of mortgage products to customers in those states. The mortgage loans originated by MCI are generally sold in the secondary market through purchase agreements with institutional investors. MCI also offers insurance services to its customers through a joint venture with an insurance agency.

Union Bankshares Corporation had assets of $1.116 billion, deposits of $897.6 million and stockholders’ equity of $105.5 million at December 31, 2002. The Community Banks range in asset size from $40.9 to $766.7 million at December 31, 2002.

SEGMENTS

The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business, each as described above. See Note 17 in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statement and Supplementary Data, of this Form 10-K and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, for certain financial and other information about each of the Company’s operating segments.

ACQUISITION PROGRAM

The Company looks to expand its market area and increase its market share through internal growth, de novo expansion and strategic acquisitions. In 2002, the Company, through two of its Community Banks, opened two loan production offices as a means to enter new markets in Virginia: Newport News and Manassas. The Newport News location received regulatory approval in May 2002 to become a full service branch.

EMPLOYEES

As of December 31, 2003 the Company had 471 employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and others. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent.

COMPETITION

The Company experiences strong competition in all aspects of its business. In its market area, the Company competes with large national and regional financial institutions, savings and loans and other independent community banks, as well as credit unions, consumer finance companies, mortgage companies, loan productions offices, mutual funds and life insurance companies. Competition has increasingly come from out-of-state banks through their acquisitions of Virginia-based banks. Competition for deposits and loans is affected by factors such as interest rates offered, the number and location of branches and types of products offered, as well as the reputation of the institution. The Company’s non-bank financial services affiliates also operate in highly competitive environments.

Union Bankshares Corporation is the second largest independent bank holding company headquartered in Virginia, after the announced acquisition of First Virginia Bank by BB&T Corp. The Company’s Community Banks generally have a strong market share within the markets they serve, but due to the significant presence of out of state banks and the Company’s absence in many Virginia markets, the Company’s deposit market share in Virginia is only .69% of the total banking deposits in Virginia.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law. The following description briefly addresses certain provisions of federal and state laws and certain regulations and proposed regulations and the potential impact of such provisions on the Company and the Community Banks. To the extent statutory or regulatory provisions or proposals are described herein, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Bank Holding Companies

As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Federal Reserve Board has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation (the “FDIC”) insurance funds in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund (“SAIF”) or the Bank Insurance Fund (“BIF”) as a result of the default of a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

The Federal Deposit Insurance Act (the “FDIA”) also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of the bank.

The Company is registered under the bank holding company laws of Virginia. Accordingly, the Company and the Community Banks (other than Rappahannock National Bank, which is federally regulated) are subject to regulation and supervision by the State Corporation Commission of Virginia (the “SCC”).

Capital Requirements

The Federal Reserve Board, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and each of the Subsidiary Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity, less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2002 were 11.05% and 12.15%, respectively, exceeding the minimum requirements.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2002, was 8.49%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Limits on Dividends and Other Payments

The Company is a legal entity, separate and distinct from its subsidiary institutions. A significant portion of the revenues of the Company result from dividends paid to it by the Community Banks. There are various legal limitations applicable to the payment of dividends by the Community Banks to the Company, as well as the payment of dividends by the Company to its respective shareholders.

Under federal law, the Community Banks may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, the Company or take securities of the Company as collateral for loans to any borrower. The Community Banks are also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

The Community Banks are subject to various statutory restrictions on their ability to pay dividends to the Company. Under the current supervisory practices of the Community Banks’ regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year plus retained net profits of the two preceding years. The payment of dividends by the Community Banks or the Company may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Community Banks or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of the Community Banks, or the Company, could be deemed to constitute such an unsafe or unsound practice.

Under the FDIA, insured depository institutions such as the Community Banks are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution,

the institution would become “undercapitalized” (as such term is used in the statute). Based on the Community Banks’ current financial condition, the Company does not expect that this provision will have any impact on its ability to obtain dividends from the Community Banks.

In addition to dividends it receives from the Community Banks, the Company receives management fees from its affiliated companies for various services provided to them including: data processing, item processing, customer accounting, financial accounting, human resources, funds management, credit administration, sales and marketing, collections, facilities management, call center and internal audit. These fees are charged to each subsidiary based upon various specific allocation methods measuring the usage of such services by that subsidiary. The fees are eliminated in the consolidation process.

The Community Banks

The Community Banks are supervised and regularly examined by the Federal Reserve Board and the SCC, and in the case of Rappahannock National Bank, the OCC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

The Community Banks are also subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

As institutions with deposits insured by the BIF, the Community Banks also are subject to insurance assessments imposed by the FDIC. There is a base assessment for all institutions. In addition, the FDIC has implemented a risk-based assessment schedule, imposing assessments ranging from zero to 0.27% of an institution’s average assessment base. The actual assessment to be paid by each BIF member is based on the institution’s assessment risk classification, which is determined based on whether the institution is considered “well capitalized,” “adequately capitalized” or “undercapitalized,” as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In 2002, the Company paid only the base assessment rate through the Community Banks which amounted to $134,713 in deposit insurance premiums.

Other Safety and Soundness Regulations

The federal banking agencies have broad powers under current federal law to make prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” All such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

The Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 (“GLBA”) was signed into law on November 12, 1999. The main purpose of GLBA is to permit greater affiliations within the financial services industry, primarily banking, securities and insurance. The provisions of GLBA that are believed to be of most significance to the Company are discussed below.

GLBA repealed sections 20 and 32 of the Glass-Steagall Act, which separated commercial banking from investment banking, and substantially amends the BHCA, which limited the ability of bank holding companies to engage in the securities and insurance businesses. To achieve this purpose, GLBA created a new type of company, the “financial holding company.” A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including

•	securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and

•	insurance underwriting, sales and brokerage activities.

A bank holding company may elect to become a financial holding company only if all of its depository institution subsidiaries are well-capitalized, well-managed and have at least a satisfactory CRA rating. For various reasons, the Company has not elected to be treated as a financial holding company.

GLBA establishes a system of functional regulation under which the federal banking agencies regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the Securities and Exchange Commission regulate their securities activities and state insurance regulators will regulate their insurance activities.

GLBA and certain regulations issued by federal banking agencies also provide protection against the transfer and use by financial institutions of consumers nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Neither the provisions of GLBA nor the act’s implementing regulations have had a material impact on the Company’s or the Community Banks’ regulatory capital ratios (as discussed above) or ability to continue to operate in a safe and sound manner.

SEC Filings

The Company files annual, quarterly and other reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission. These reports are posted and are available at the Company’s website, ubsh.com.

Item 2.—Properties

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The main office is located at 212 N. Main Street, Bowling Green, Virginia, in a building owned by the Company. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. See the Notes to Consolidated Financial Statements contained in Item 8, Financial Statement and Supplementary Data, of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

Unless otherwise indicated, the properties below are owned by the Company and its subsidiaries as of December 31, 2002.

Locations

Corporate Headquarters
212 North Main Street	Bowling Green, Virginia

Banking Offices—Union Bank & Trust Company
211 North Main Street	Bowling Green, Virginia
Route 1	Ladysmith, Virginia
Route 301	Port Royal, Virginia
4540 Lafayette Boulevard	Fredericksburg, Virginia
Route 1 and Ashcake Road	Ashland, Virginia
4210 Plank Road	Fredericksburg, Virginia
10415 Courthouse Road	Spotsylvania, Virginia
9665 Sliding Hill Road	Ashland, Virginia
700 Kenmore Avenue	Fredericksburg, Virginia
Route 360	Manquin, Virginia
9534 Chamberlayne Road	Mechanicsville, Virginia
Cambridge and Layhill Road	Fredericksburg, Virginia (leased)
Massaponax Church Road and Route 1	Spotsylvania, Virginia (leased)
Brock Road and Route 3	Spotsylvania, Virginia (leased)
2811 Fall Hill Avenue	Fredericksburg, Virginia
610 Mechanicsville Turnpike	Mechanicsville, Virginia (leased)
10045 Kings Highway	King George, Virginia
840 McKinney Blvd.	Colonial Beach, Virginia
5510 Morris Road	Thornburg, Virginia

Loan Production Offices—Union Bank & Trust Company
9282 Corporate Circle, Building 7
Ashton Professional Center	Manassas, Virginia (leased)

Banking Offices—Northern Neck State Bank
5839 Richmond Road	Warsaw, Virginia
4256 Richmond Road	Warsaw, Virginia
Route 3, Kings Highway	Montross, Virginia
1649 Tappahannock Blvd	Tappahannock, Virginia
1660 Tappahannock Blvd (Wal-Mart)	Tappahannock, Virginia (leased)
15043 Northumberland Highway	Burgess, Virginia
284 North Main Street	Kilmarnock, Virginia
876 Main Street	Reedville, Virginia
485 Chesapeake Drive	White Stone, Virginia

Banking Office—Rappahannock National Bank
257 Gay Street	Washington, Virginia

Banking Office—Bank of Williamsburg
5125 John Tyler Parkway	Williamsburg, Virginia (land lease)
610 Thimble Shoals Boulevard	Newport News, Virginia (leased)

Union Investment Services, Inc.
111 Davis Court	Bowling Green, Virginia
9665 Sliding Hill Road	Ashland, Virginia
2811 Fall Hill Avenue	Fredericksburg, Virginia

Mortgage Capital Investors, Inc. (All leased)
5835 Allentown Way	Camp Springs, Maryland
5440 Jeff Davis Highway, #103	Fredericksburg, Virginia
3 Hillcrest Drive #A100	Frederick, Maryland
7501 Greenway Center, #140	Greenbelt, Maryland
7901 N. Ocean Boulevard	Myrtle Beach, South Carolina
6330 Newtown Road, #211	Norfolk, Virginia
6571 Edsall Road	Springfield, Virginia

Item 3.—Legal Proceedings

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company.

Item 4.—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.—Market for Registrant’s Common Equity and Related Stockholder Matters

Union Bankshares Corporation’s common stock is traded on the Nasdaq National Market under the symbol “UBSH”. The Company’s common stock began trading on the Nasdaq National Market in October 1993.

There were 7,579,707 shares of the Company’s common stock outstanding at the close of business on December 31, 2002, which were held by 2,255 shareholders of record. The closing price of the Company’s stock on December 31, 2002 was $27.25 per share as compared to $16.24 on December 31, 2001.

The following table summarizes the high and low sales prices and dividends declared for the two years ended December 31, 2002.

	Market Values				Declared Dividends
	2002		2001
	High	Low	High	Low	2002	2001
First Quarter	$21.80	$15.50	$19.50	$10.19	$—	$—
Second Quarter	27.95	20.96	16.88	11.50	0.25	0.22
Third Quarter	29.00	22.54	17.40	14.19	—	—
Fourth Quarter	29.33	22.25	17.20	15.05	0.27	0.24

					$0.52	$0.46

Restrictions on the ability of the Community Banks to transfer funds to the Company at December 31, 2002, are set forth in Note 16 of the Notes to the Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, of this Form 10-K. A discussion of certain limitations on the ability of the Community Banks to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I, Business, of this Form 10-K under the headings “Supervision and Regulation—Limits on Dividends and Other Payments” and “—The Community Banks”.

The dividend amount on the Company’s common stock is established by the Board of Directors semi-annually and dividends are typically paid on May 1st and November 1st of each year. In making its decision on the payment of dividends on the Company’s common stock, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors.

Item 6.—Selected Financial Data

The following table sets forth selected financial data for the Company for the last five years.

	2002	2001	2000	1999	1998
	(dollars in thousands, except per share amounts)
RESULTS OF OPERATIONS
Interest income	$65,205	$65,576	$64,867	$55,636	$51,062
Interest expense	24,627	32,483	33,530	27,067	24,463

Net interest income	40,578	33,093	31,337	28,569	26,599
Provision for loan losses	2,878	2,126	2,101	2,216	3,044

Net interest income after provision for loan losses	37,700	30,967	29,236	26,353	23,555
Noninterest income	17,538	16,092	12,011	13,246	5,567
Noninterest expenses	35,922	32,447	32,424	32,689	20,622

Income before income taxes	19,316	14,612	8,823	6,910	8,500
Income tax expense	4,811	2,933	1,223	636	1,678

Net income	$14,505	$11,679	$7,600	$6,274	$6,822

KEY PERFORMANCE RATIOS
Return on average assets (ROA)	1.41%	1.27%	0.88%	0.79%	1.00%
Return on average equity (ROE)	14.91%	13.55%	10.69%	8.74%	9.58%
Efficiency ratio	58.90%	62.13%	71.18%	74.50%	61.24%

PER SHARE DATA
Net income per share—basic	$1.92	$1.55	$1.01	$0.84	$0.91
Net income per share—diluted	1.90	1.55	1.01	0.83	0.91
Cash dividends declared	0.52	0.46	0.40	0.40	0.38
Book value at period-end	13.92	11.82	10.42	9.19	9.77

FINANCIAL CONDITION
Total assets	$1,115,725	$983,097	$881,961	$821,827	$733,947
Total deposits	897,642	784,084	692,472	646,866	607,629
Total loans, net of unearned income	714,764	600,164	580,790	543,367	479,822
Stockholders’ equity	105,492	88,979	78,352	68,794	73,359

ASSET QUALITY
Allowance for loan losses	$9,179	$7,336	$7,389	$6,617	$6,407
Allowance as % of total loans	1.28%	1.22%	1.27%	1.22%	1.33%

OTHER DATA
Market value per share at period-end	$27.25	$16.24	$10.25	$14.75	$17.50
Price to earnings ratio	14.3	10.5	10.1	17.6	19.2
Price to book value ratio	196%	137%	98%	161%	179%
Equity to assets	9.5%	9.1%	8.9%	8.4%	10.0%
Dividend payout ratio	27.08%	29.68%	39.60%	42.62%	41.76%
Weighted average shares outstanding, basic	7,555,906	7,523,566	7,508,238	7,473,869	7,489,873
Weighted average shares outstanding, diluted	7,623,169	7,541,572	7,513,000	7,498,000	7,516,000

Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Union Bankshares Corporation and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

CRITICAL ACCOUNTING POLICIES

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that are used. The fair value of the investment portfolio is based on period end valuations but changes daily with the market. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of these transactions would be the same, the timing of events that would impact these transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Goodwill and Intangibles

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets will be subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

The Company adopted SFAS No. 142 on January 1, 2002. Goodwill is included in other assets and totaled $864,000 at December 31, 2002 and 2001. The goodwill is no longer amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges for 2002. Application of the nonamortization provisions of the Statement resulted in additional net income of $82,500 for the year ended December 31, 2002.

Core deposit intangibles are included in other assets and are being amortized on a straight-line basis over the period of expected benefit, which ranges from 10 to 15 years. Core deposits, net of amortization amounted to $5,500,000 and $6,093,000 at December 31, 2002 and 2001, respectively. The Company adopted SFAS 147 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over the estimated useful life.

OVERVIEW

Union Bankshares Corporation’s net income for 2002 totaled $14.5 million or $1.92 per share on a basic and $1.90 on a diluted basis, up 24.2% from $11.7 million or $1.55 per share on a basic and diluted basis for 2001. Profitability as measured by return on average assets (ROA) for 2002 was 1.41% as compared to 1.27% a year earlier, while return on average equity (ROE) for 2002 was 14.91% as compared to 13.55% in 2001. Core profitability continued to improve as net interest income increased by 22.6% and noninterest income was up 9.0%.

Union Bankshares Corporation’s financial performance in 2002 was significantly influenced by the effect of lower interest rates on both the community bank segment and the mortgage banking segment. Net income for the community bank segment was $12.9 million, an increase of $2.4 million, or 22.7% over 2001. In 2002, reductions in interest rates resulted in a slight decline in interest income while the repricing of deposits and the reduction of rates on other borrowings combined to decrease interest expense and increase net interest income. Net interest income increased $7.0 million or 21.6%, resulting in the highest net interest margin in several years. Noninterest income in the community bank segment grew modestly in 2002 at 3.0%. Service charges and fees, the primary component of noninterest income, increased 8.1% in 2002. Noninterest expense in this sector increased 10.3% while assets grew by over 13.5%. This ability to grow on a stable cost platform has allowed the Company to realize efficiencies from both internal growth and expansion opportunities.

The decline in mortgage interest rates in 2002 stimulated mortgage loan originations and enhanced the financial performance of the Company’s mortgage banking segment. Mortgage loan originations in 2002 totaled $385 million and the gains on the sales of those loans totaled $10.1 million, a 13.9% increase over 2001. Net income for the mortgage banking segment was $1.6 million, an improvement of $400,000 over $1.2 million in 2001. This improvement was largely the result of increased volume but continued expense controls resulted in a decrease of $135,000 in noninterest expense excluding salaries and benefits. Refinanced mortgages represented 42% of the mortgage segment’s loan production for the year as compared to 30% in 2001. The Company continues to focus on developing and maintaining relationships with builders and realtors to generate loan referrals, to provide a more steady source of origination volume in a more stable rate environment.

Assets grew to $1.116 billion at December 31, 2002, up 13.5% from $983.1 million a year ago. Loans grew to $714.8 million, up 19.1% over year-end 2001 totals reflecting growth in our loan production in all entities. Deposits increased to $897.6 million at December 31, 2002 from $784.1 million at December 31, 2001, a 14.5% increase. The Company’s capital position grew by 18.6%, from $89.0 million at December 31, 2001 to $105.5 million a year later and remains strong at 9.5% of total assets.

NET INTEREST INCOME

Net interest income, which represents the principal source of earnings for the Company is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income, the net interest margin and net income.

Various world and national events over the last two years, including the terrorist attacks and corporate scandals, have contributed to economic uncertainty that appears likely to continue into 2003. This prolonged period of economic weakness resulted in interest rate cuts by the Federal Reserve Board that reduced interest rates by 475 basis points in 2001 and an additional 50 basis points in 2002. Although the Company has not seen significant weakening in the economies of the markets it serves, the impact of the interest rate reductions has had a significant impact. During 2002 the Company benefited from the maturity of higher-rate certificates of deposit issued in prior years that were renewed at significantly lower interest rates. The impact of changes in rates on certificates of deposit resulted in a reduction in interest expense of over $6.2 million in 2002. During the same timeframe, lower interest rates resulted in loan prepayments and repricings that reduced interest income on loans by $6.2 million. However, increased loan volumes offset much of that decline, contributing $5.6 million in additional interest income. (see Volume and Rate Analysis table).

During 2002, net interest income, on a taxable equivalent basis, which reflects the tax benefits of nontaxable interest income, totaled $43.3 million, an increase of 20.8% from $35.9 million in 2001. The Company’s net interest margin increased to 4.49% in 2002, as compared to 4.17% in 2001. The yield on earning assets decreased to 7.04% from 7.94% in 2001 while the cost of interest-bearing liabilities decreased from 4.42% in 2001 to 3.05% in 2002. Average interest-bearing liabilities increased by $72.8 million, or 9.9% while average earning assets grew by $104.7 million, or 12.2%. In 2002, deposits increased through both internal growth and the addition of two new branches, which brought $13.9 million in deposits. Many investors left the stock market and chose to maintain their liquidity in bank deposits, which is reflected in the rapid growth in interest-bearing transaction accounts and demand deposit balances. While the margin increased on a year-to-year basis, some compression was seen in the fourth quarter as asset repricing and prepayments accelerated. The majority of the repricing of higher-rate certificates of deposit was completed in 2002. The Company anticipates that interest rates will begin to rise in the second half of 2003 and that in a rising rate environment the net interest margin will improve. However, should interest rates remain at their current levels for an extended time period, the Company would expect additional declines in the yields on investments and loans and would cause the net interest margin to gradually decline over the next several quarters.

During 2001, net interest income, on a taxable equivalent basis totaled $35.9 million, an increase of 4.9% from $34.2 million in 2000. The Company’s net interest margin declined to 4.17% in 2001, as compared to 4.23% in 2000. The yield on earning assets decreased to 7.94% from 8.39% in 2000 while the cost of interest-bearing liabilities decreased to 4.42% in 2001 from 4.80% in 2000. Average interest-bearing liabilities increased by $35.3 million, or 5.0% while average earning assets grew by $53.1 million, or 6.6%.

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated.

	AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS) YEARS ENDED DECEMBER 31,
	2002			2001			2000
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars in thousands)
ASSETS
Securities:
Taxable	$168,787	$9,619	5.70%	$138,175	$9,125	6.60%	$121,826	$8,979	7.37%
Tax-exempt(1)	91,814	7,015	7.64%	91,538	7,039	7.69%	97,080	7,424	7.65%

Total securities	260,601	16,634	6.38%	229,713	16,164	7.04%	218,906	16,403	7.49%
Loans, net	658,836	49,428	7.50%	589,347	50,148	8.51%	573,989	50,300	8.76%
Loans held for sale	27,606	1,638	5.93%	25,862	1,559	6.03%	10,864	827	7.61%
Federal funds sold	14,153	206	1.46%	13,233	412	3.11%	2,607	118	4.53%
Money market investments	2,778	40	1.44%	1,116	23	2.06%	—	—	—
Interest-bearing deposits in other banks	1,146	17	1.48%	1,154	37	3.21%	936	59	6.30%

Total earning assets	965,120	67,963	7.04%	860,425	68,343	7.94%	807,302	67,707	8.39%
Allowance for loan losses	(8,370)			(7,725)			(7,488)
Total non-earning assets	71,684			69,421			61,449

Total assets	$1,028,434			$922,121			$861,263

LIABILITIES AND STOCKHOLDERS EQUITY
Interest-bearing deposits:
Checking	$120,878	1,028	0.85%	$100,112	1,646	1.64%	$99,377	2,116	2.13%
Money market savings	84,623	1,193	1.41%	67,680	1,838	2.72%	62,197	2,022	3.25%
Regular savings	78,497	1,014	1.29%	63,311	1,443	2.28%	56,992	1,367	2.40%
Certificates of deposit:
$100,000 and over	135,429	5,718	4.22%	128,117	7,243	5.65%	108,740	6,251	5.75%
Under $100,000	286,076	11,506	4.02%	269,578	14,970	5.55%	258,162	14,756	5.72%

Total interest-bearing deposits	705,503	20,459	2.90%	628,798	27,140	4.32%	585,468	26,512	4.53%
Other borrowings	101,385	4,168	4.11%	105,284	5,343	5.07%	113,339	7,018	6.19%

Total interest-bearing liabilities	806,888	24,627	3.05%	734,082	32,483	4.42%	698,807	33,530	4.80%

Noninterest bearing liabilities:
Demand deposits	115,552			96,127			86,416
Other liabilities	8,734			5,719			4,951

Total liabilities	931,174			835,928			790,174
Stockholders’ equity	97,260			86,193			71,089

Total liabilities and stockholders’ equity	$1,028,434			$922,121			$861,263

Net interest income		$43,336			$35,860			$34,177

Interest rate spread			3.99%			3.52%			3.59%
Interest expense as a percent of average earning assets			2.55%			3.78%			4.15%
Net interest margin			4.49%			4.17%			4.23%

(1)	Income and yields are reported on a taxable equivalent basis.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates. Nonaccrual loans are included in average loans outstanding.

VOLUME AND RATE ANALYSIS* (TAXABLE EQUIVALENT BASIS)

	Years Ended December 31,
	2002 vs. 2001 Increase (Decrease) Due to Changes in:			2001 vs. 2000 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
EARNING ASSETS:
Securities:
Taxable	$1,850	$(1,356)	$494	$1,134	$(988)	$146
Tax-exempt	21	(45)	(24)	(425)	40	(385)
Loans, net	5,563	(6,283)	(720)	1,327	(1,479)	(152)
Loans held for sale	103	(24)	79	936	(204)	732
Federal funds sold	26	(232)	(206)	341	(47)	294
Money market investments	25	(8)	17	11	12	23
Interest-bearing deposits in other banks	—	(20)	(20)	11	(33)	(22)

Total earning assets	7,588	(7,968)	(380)	3,335	(2,699)	636

INTEREST-BEARING LIABILITIES:
Checking	291	(909)	(618)	15	(485)	(470)
Money market savings	384	(1,029)	(645)	168	(352)	(184)
Regular savings	292	(721)	(429)	146	(70)	76
CDs $100,000 and over	394	(1,919)	(1,525)	1,097	(105)	992
CDs < $100,000	870	(4,334)	(3,464)	641	(427)	214

Total interest-bearing deposits	2,231	(8,912)	(6,681)	2,067	(1,439)	628
Other borrowings	(192)	(983)	(1,175)	(474)	(1,201)	(1,675)

Total interest-bearing liabilities	2,039	(9,895)	(7,856)	1,593	(2,640)	(1,047)

Change in net interest income	$5,549	$1,927	$7,476	$1,742	$(59)	$1,683

*	The change in interest, due to both rate and volume, has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

INTEREST SENSITIVITY

An important element of earnings performance and the maintenance of sufficient liquidity is proper management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. This gap can be managed by repricing assets or liabilities, which are variable rate instruments, by replacing an asset or liability at maturity or by adjusting the interest rate during the life of the asset or liability. Matching the amounts of assets and liabilities maturing in the same time interval helps to hedge interest rate risk and to minimize the impact of rising or falling interest rates on net interest income.

The Company determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors. The Company uses computer simulations to measure the effect of various interest rate scenarios on net interest income. This modeling reflects interest rate changes and the related impact on net interest income and net income over specified time horizons.

At December 31, 2002, the Company had $168.1 million more assets than liabilities subject to repricing within one year and was, therefore, in an asset-sensitive position. An asset-sensitive Company generally will be impacted favorably by increasing interest rates while a liability-sensitive company’s net interest margin and net interest income generally will be impacted favorably by declining interest rates. At December 31, 2001, the Company had $148.3 million more liabilities than assets subject to repricing within one year.

Although the gap report shows the Company to be asset-sensitive, computer simulation shows the Company’s net interest income tends to increase when interest rates rise and fall when interest rates decline. The explanation for this is that interest rate changes affect bank products differently. For example, if the prime rate changes by 1.00% (100 basis points or bps), the change on certificates of deposit may only be 0.75% (75 bps), while other interest bearing deposit accounts may only change 0.10% (10 bps). Also, despite their fixed terms, loan products are often refinanced as rates decline but rarely refinanced as rates rise. In 2002, with slightly declining rates, the market stayed in a more normal curve. Liabilities repriced early in the year while assets repriced throughout the year resulting in an increase in net interest income.

EARNINGS SIMULATION ANALYSIS

Management uses simulation analysis to measure the sensitivity of net interest income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis discussed above.

Assumptions used in the model are derived from historical trends and management’s outlook and include loan and deposit growth rates and projected yields and rates. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are reflected in the different rate scenarios.

The following table represents the interest rate sensitivity on net interest income for the Company using different rate scenarios:

Change in Prime Rate	% Change in Net Interest Income
+200 basis points	6.0%
Flat	0
-200 basis points	-3.1%

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value is the economic value of all assets minus the market value of all liabilities. The change in net economic value over different rate environments is an indication of the larger term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The following chart reflects the change in net economic value over different rate environments:

Change in Prime Rate	Change in Net Market Value (Dollars in Thousands)
+200 basis points	$6,885
+100 basis points	5,107
Flat	0
-100 basis points	-7,404
-200 basis points	-17,993

NONINTEREST INCOME

Noninterest income increased by 9.0% from $16.1 million in 2001 to $17.5 million in 2002. This increase is primarily due to a $1.2 million increase in gains on sales of loans, which rose from $8.9 million in 2001 to $10.1 million in 2002. The growth in mortgage originations, stimulated by low mortgage interest rates, led to this increase. Service charges on deposits rose 11.5% from $3.7 million to $4.1 million. Other service charges, commissions and fee income were up slightly from $2.5 million in 2001 to $2.6 million as ATM fees continued to grow while brokerage commissions were slowed by the down stock market. A securities loss of $159,000 represents a $284,000 change from gains of $125,000 a year ago. This was partially offset by gains on the sale of other real estate and fixed assets as a result of sales of a former branch site and several nonperforming asset properties. In addition, other operating income was down from $906,000 in 2001 to $800,000 in 2002. This decline was principally the result of a decrease in the earnings rate on bank owned life insurance.

In 2001, noninterest income increased by 34.0% from $12.0 million in 2000 to $16.1 million in 2001. This increase was primarily attributable to a $3.3 million increase in gains on sales of loans, which increased from $5.5 million in 2000 to $8.9 million in 2001 as mortgage originations increased. In addition, other operating income was up from $498,000 in 2000 to $906,000 in 2001. The rise was principally the result of increases in the cash surrender value of bank owned life insurance. Other service charges, commissions and fee income were up $325,000 from $2.2 million in 2000 to $2.5 million as brokerage fees and ATM fees continued to grow. Service charges on deposits rose slightly from $3.6 million to $3.7 million.

In the third quarter of 2000, the Company restructured its securities portfolio, selling lower-yielding securities to invest in higher-yielding instruments and resulting in a loss of $1.1 million. In the same quarter, the Company completed the termination of its defined benefit plan resulting in a $1.1 million gain. In connection with the termination of the defined benefit plan, the Company redirected a portion of the expense of the prior plan to enhance the existing compensation of employees to be more competitive with the market. The net impact of these two nonrecurring transactions on noninterest income was minimal.

NONINTEREST EXPENSES

Noninterest expenses totaled $35.9 million in 2002, an increase of $3.5 million versus $32.4 million in 2001. Salaries and benefits were $21.3 million in 2002, up $2.2 million or 11.6% compared to $19.1 million in 2001. The increase in mortgage loan originations and gains on loan sales within the mortgage segment resulted in an increase of $1.1 million in salaries and benefits of which $572,000 was commission compensation. The community bank segment’s salaries and benefits were up $1.1 million year-to-year. This was the result of two new branches, a loan production office in Manassas, Virginia, higher group insurance, some increased support staffing and normal increases. Occupancy expenses were $2.3 million, up $139,000 over $2.2 million in 2001. Equipment expense was down slightly at $2.7 million versus $2.9 million in 2001. Other operating expense was $9.5 million up $1.2 million compared to $8.3 million in 2001. This was the result of increases in operating expense, marketing, other taxes and other expenses rose. Much of these increased costs were related to the new locations, new product advertising, Centennial celebrations at two of the Company’s Community Banks and operating costs and core deposit expenses.

Noninterest expenses totaled $32.4 million in 2001, flat versus $32.4 million in 2000. Salaries and benefits were $19.1 million in 2001, up $373,000 or 2.0% compared to $18.7 million in 2000. The increase in mortgage loan production and gains on loan sales within the mortgage segment resulted in an increase of $1.2 million in commission compensation but this was largely offset by a decrease in salaries of $700,000. This reflects reductions in staffing related to the closing of mortgages offices and severance payments in 2000. The community bank segment’s salaries and benefits expenses were flat year-to-year. Occupancy expenses were $2.2 million, down $121,000 over $2.3 million in 2000. Equipment expense was down slightly at $2.9 million versus $3.0 million in 2000. Other operating expense was $8.3 million down slightly compared to $8.4 million in 2000. This was the result of professional fees being down while marketing, other taxes and other expenses rose. Much of these cost efficiencies are attributable to the consolidation of virtually all back office functions and the Company’s investment in technology.

LOAN PORTFOLIO

Loans, net of unearned income, totaled $714.8 million at December 31, 2002, an increase of 19.1% over $600.2 million at December 31, 2001. Loans secured by real estate represent the Company’s largest category, comprising 72.2% of the total loan portfolio at December 31, 2002. Of this total, 1-4 family residential loans, not including home equity lines, comprised 26.6% of the total loan portfolio at December 31, 2002, down slightly from 28.2% in 2001. Loans secured by commercial real estate comprised 28.0% of the total loan portfolio at December 31, 2002, as compared to 25.8% in 2001, and consist of income producing properties, as well as commercial and industrial loans where real estate constitutes a secondary source of collateral. Real estate construction loans accounted for 11.9% of total loans outstanding at December 31, 2002. The Company’s charge-off rate for all loans secured by real estate has historically been low.

LOAN PORTFOLIO

	DECEMBER 31,
	2002	2001	2000	1999	1998
	(in thousands)
Commercial	$78,289	$70,739	$74,261	$67,649	$61,678
Loans to finance agriculture production and other loans to farmers	1,128	4,075	2,793	3,015	2,595
Real estate:
Real estate construction	85,335	57,940	33,560	33,218	38,128
Real estate mortgage:
Residential (1-4 family)	190,427	169,426	177,282	179,246	155,843
Home equity lines	32,320	24,474	20,049	20,987	18,737
Multi-family	3,066	3,418	4,666	4,592	3,979
Commercial (1)	200,125	155,093	139,737	120,490	108,063
Agriculture	4,466	2,497	2,859	2,373	2,536

Total real estate	515,739	412,848	378,153	360,906	327,286
Loans to individuals:
Consumer	102,528	94,620	107,876	102,713	79,492
Credit card	5,350	4,140	4,958	4,346	3,232

Total loans to individuals	107,878	98,760	112,834	107,059	82,724
All other loans	11,836	14,048	13,507	5,855	6,559

Total loans	714,870	600,470	581,548	544,484	480,842
Less unearned income	106	306	758	1,117	1,020

Total net loans	$714,764	$600,164	$580,790	$543,367	$479,822

The Company’s consumer loan portfolio, its second largest category, consists principally of installment loans. Total loans to individuals for household, family and other personal expenditures totaled 14.3% of total loans at December 31, 2002, down from 15.8% in 2001. The increased competition for automobile loans including zero percent financing by automobile companies continued to impact this portfolio significantly in 2002. Commercial loans, secured by non-real estate business assets comprised 11.0% of total loans at the end of 2002, a slight decrease from 11.8% at the end of 2001. Loans to the agricultural industry totaled less than 1.0% of the loan portfolio in each of the last five years.

REMAINING MATURITIES OF SELECTED LOANS

	VARIABLE RATE:				FIXED RATE:
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total maturities
	(in thousands)
At December 31, 2002
Commercial	$39,699	6,161	—	6,161	27,555	4,874	32,429	$78,289
Real Estate Construction	$77,827	1,239	—	1,239	2,470	3,799	6,269	$85,335

Loans, net of unearned income, totaled $600.2 million at December 31, 2001, an increase of 3.3% over $580.8 million at December 31, 2000, fueled largely by commercial real estate and commercial loan growth.

The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade area. The Company maintains a policy not to originate or purchase loans to foreign entities or loans classified by regulators as highly leveraged transactions. To manage the growth of the real estate loans in the loan portfolio, facilitate asset/liability management and generate additional fee income, the Company sells a portion of conforming first mortgage residential real estate loans to the secondary market as they are originated. Mortgage Capital Investors, Inc. serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to the affiliated banks that meet the banks’ current asset/liability management needs. This venture has provided the banks’ customers with enhanced mortgage products and the Company with improved efficiencies through the consolidation of this function.

ASSET QUALITY—ALLOWANCE/PROVISION FOR LOAN LOSSES

The allowance for loan losses represents management’s estimate of the amount adequate to provide for potential losses inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies.

Management maintains a list of loans which have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. As of December 31, 2002, the allowance for loan losses was $9.2 million or 1.28% of total loans as compared to $7.3 million, or 1.22% in 2001. The provision for loan losses was $2.9 million in 2002 and $2.1 million in 2001.

The allowance for loan losses as of December 31, 2001 was $7.3 million or 1.22% of total loans as compared to $7.4 million, or 1.27% in 2000. The provision for loan losses in both 2001 and 2000 was $2.1 million.

ALLOWANCE FOR LOAN LOSSES

	DECEMBER 31,
	2002	2001	2000	1999	1998
		(dollars in thousands)
Balance, beginning of year	$7,336	$7,389	$6,617	$6,407	$4,798
Loans charged-off:
Commercial	310	1,716	777	1,544	597
Real estate	—	3	48	62	34
Consumer	1,271	880	825	746	1,078

Total loans charged-off	1,581	2,599	1,650	2,352	1,709

Recoveries:
Commercial	245	154	16	12	126
Real estate	33	15	10	8	18
Consumer	268	251	295	326	130

Total recoveries	546	420	321	346	274

Net loans charged-off	1,035	2,179	1,329	2,006	1,435
Provision for loan losses	2,878	2,126	2,101	2,216	3,044

Balance, end of year	$9,179	$7,336	$7,389	$6,617	$6,407

Ratio of allowance for loan losses to total loans outstanding at end of year	1.28%	1.22%	1.27%	1.22%	1.33%
Ratio of net charge-offs to average loans outstanding during year	0.16%	0.37%	0.23%	0.40%	0.32%

The table below shows an allocation among loan categories based upon analysis of the loan portfolio’s composition, historical loan loss experience, and other factors and the ratio of the related outstanding loan balances to total loans.

(Percent is loans in category divided by total loans.)

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2002		2001		2000		1999		1998
	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
	(dollars in thousands)
December 31:
Commercial, financial and agriculture	$3,249	11.1%	$2,846	12.5%	$3,369	13.3%	$3,215	13.0%	$3,382	13.4%
Real estate construction	3,492	11.9%	2,205	9.7%	1,467	5.8%	1,511	6.1%	2,007	7.9%
Real estate mortgage	426	60.2%	383	59.1%	406	59.3%	264	59.7%	189	60.3%
Consumer & other	2,012	16.8%	1,902	18.7%	2,147	21.6%	1,627	21.2%	829	18.4%

	$9,179	100.0%	$7,336	100.0%	$7,389	100.0%	$6,617	100.0%	$6,407	100.0%

NONPERFORMING ASSETS

Nonperforming assets were $910,000 at December 31, 2002, down from $1.7 million at December 31, 2001. Nonaccrual loans decreased to $136,000 in 2002 from $915,000 in 2001 and foreclosed properties were up from $639,000 in 2001 to $774,000 in 2002.

NONPERFORMING ASSETS

	DECEMBER 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Nonaccrual loans	$136	$915	$830	$1,487	$2,813
Foreclosed properties	774	639	844	1,113	1,101
Real estate investment	—	129	867	903	730

Total nonperforming assets	$910	$1,683	$2,541	$3,503	$4,644

Loans past due 90 days and accruing interest	$896	$2,757	$1,531	$980	$2,979

Nonperforming assets to year-end loans, foreclosed properties and real estate investment	0.13%	0.28%	0.44%	0.64%	0.97%
Allowance for loan losses to nonaccrual loans	6749.26%	801.75%	890.24%	444.99%	227.73%

Most of the nonperforming assets are secured by real estate within the Company’s trade area. Based on the estimated fair values of the related real estate, management considers these amounts to be recoverable, with any individual deficiency considered in the allowance for loan losses. As of December 31, 2002, all nonperforming assets representing an investment in income-producing property and included in other assets have been sold at no additional loss to the Company.

At December 31, 2001, nonperforming assets totaled $1.7 million, down from $2.5 million at December 31, 2000. Nonaccrual loans increased by $85,000 in 2001 while foreclosed properties declined by $205,000.

SECURITIES

At December 31, 2002, all $272.8 million of the Company’s securities were classified as available for sale, as compared to $257.1 million at December 31, 2001. Investment securities which totaled $5.5 million at December 31, 2000 were transferred to the available for sale classification as permitted in the implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in 2001.

The Company seeks to diversify its portfolio to minimize risk and to maintain a large amount of securities issued by states and political subdivisions due to the tax benefits such securities provide. It also purchases mortgage backed securities because of the reinvestment opportunities from the cash flows and the higher yield offered from these securities. The investment portfolio has a high percentage of municipals and mortgage backed securities, which is the main reason for the high taxable equivalent yield the portfolio attains compared to its peers. The Company does not have any derivative or hedging activities.

MATURITIES OF INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

	DECEMBER 31, 2002
	1 YEAR OR LESS	1-5 YEARS	5-10 YEARS	OVER 10 YEARS & EQUITY SECURITIES	TOTAL
	(dollars in thousands)
U.S. government and agency securities:
Amortized cost	$999	$16,302	$—	$—	$17,301
Fair value	1,010	16,445	—	—	17,455
Weighted average yield(1)	2.65%	3.18%	—	—	3.15%
Mortgage backed securities:
Amortized cost	$18	$1,986	$24,863	$51,528	$78,395
Fair value	18	2,081	25,484	53,303	80,886
Weighted average yield(1)	6.47%	7.19%	5.15%	5.78%	5.62%
Municipal bonds:
Amortized cost	$4,757	$22,543	$20,558	$49,418	$97,276
Fair value	4,816	23,532	21,650	51,715	101,713
Weighted average yield(1)	7.07%	7.33%	7.08%	7.00%	7.09%
Other securities:
Amortized cost	$9,073	$28,913	$—	$31,352	$69,338
Fair value	9,119	30,022	—	33,560	72,701
Weighted average yield(1)	4.46%	4.89%	—	8.43%	6.31%
Total securities:
Amortized cost	$14,847	$69,744	$45,421	$132,298	$262,310
Fair value	14,963	72,080	47,134	138,578	272,755
Weighted average yield(1)	5.17%	5.34%	6.02%	6.86%	6.22%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

DEPOSITS

Total deposits grew $113.6 million or 14.5% in 2002 with deposits in existing branches accounting for most of that growth. The Company also opened two new branches, which had deposits of $13.8 million at year-end. Increased competition for customer deposits continues to be a challenge for the Company and the Company continues to focus on customer relationships and delivery of financial products and services to those customers.

Total deposits increased from $784.1 million at December 31, 2001 to $897.6 million at December 31, 2002. Over this same period, average interest-bearing deposits were $705.5 million, or 12.2% over the 2001 average of $628.8 million. A $20.8 million increase in NOW accounts, a $16.9 million increase in money market accounts and a $23.8 million increase in certificates of deposits represent the majority of the increase in average deposits. In 2002, the Company’s lowest cost source of funds, noninterest-bearing demand deposits increased by a total of $23.3 million helping to reduce the overall cost of funds. On an average balance basis, demand deposits were up $19.4 million compared to 2001. The Company has no brokered deposits.

AVERAGE DEPOSITS AND RATES PAID

	YEARS ENDED DECEMBER 31,
	2002		2001		2000
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
	(dollars in thousands)
Noninterest-bearing demand deposits	$115,552	—	$96,127	—	$86,416	—
Interest-bearing deposits:
NOW accounts	120,878	0.85%	100,112	1.64%	99,377	2.13%
Money market accounts	84,623	1.41%	67,680	2.72%	62,197	3.25%
Savings accounts	78,497	1.29%	63,311	2.28%	56,992	2.40%
Time deposits of $100,000 and over	135,429	4.22%	128,117	5.65%	108,740	5.75%
Other time deposits	286,076	4.02%	269,578	5.55%	258,16	5.72%

Total interest-bearing	705,503	2.90%	628,798	4.32%	585,468	4.53%

Total average deposits	$821,055		$724,925		$671,884

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

	WITHIN 3 MONTHS	3–6 MONTHS	6–12 MONTHS	OVER 12 MONTHS	TOTAL	PERCENT OF TOTAL DEPOSITS
	(dollars in thousands)
At December 31, 2002	$20,112	$15,232	$16,994	$100,630	$152,968	17.04%

Total deposits grew from $692.5 million at December 31, 2000 to $784.1 million at December 31, 2001. Over this same period, average interest-bearing deposits were $628.8 million, or 7.4% over the 2000 average of $585.5 million. The Company also acquired about $14.9 million in deposits from another institution through the purchase of a branch in the 4th quarter of 2001.

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which financial institutions can exercise greater or longer control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by Management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders.

The Federal Reserve Board, along with the OCC and the FDIC, has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighed categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 12.15% and 12.16% on December 31, 2002 and 2001, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 11.05% and 11.14% at December 31, 2002 and 2001, respectively. Both of these ratios exceeded the fully phased-in capital requirements in 2002 and 2001. The Company’s strategic plan includes a targeted equity to asset ratio between 8% and 9%.

ANALYSIS OF CAPITAL

	DECEMBER 31,
	2002	2001	2000
	(dollars in thousands)
Tier 1 capital:
Common stock	$15,159	$15,052	$15,033
Surplus	1,442	446	403
Retained earnings	81,997	71,419	63,201

Total equity	98,598	86,917	78,637
Less: core deposit intangibles/goodwill	(6,342)	(6,924)	(6,295)

Total Tier 1 capital	92,256	79,993	72,342

Tier 2 capital:
Allowance for loan losses	9,179	7,336	7,389

Total Tier 2 capital	9,179	7,336	7,389

Total risk-based capital	$101,435	$87,329	$79,731

Risk-weighted assets	$834,560	$718,225	$674,687

Capital ratios:
Tier 1 risk-based capital ratio	11.05%	11.14%	10.72%
Total risk-based capital ratio	12.15%	12.16%	11.82%
Tier 1 capital to average adjusted total assets	8.49%	8.35%	8.46%
Equity to total assets	9.46%	9.05%	8.88%

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, Federal funds sold, investments and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity, which is sufficient to satisfy its depositors’ requirements and to meet it customers’ credit needs.

At December 31, 2002, cash and cash equivalents and securities classified as available for sale were 28.6% of total assets, compared to 30.1% at December 31, 2001. Asset liquidity is also provided by managing loan and securities maturities and cash flows.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The subsidiary banks maintain Federal funds lines with several regional banks totaling approximately $63.8 million at December 31, 2002. At year-end 2002, the banks had outstanding $43.2 million of borrowings pursuant to securities sold under agreements to repurchase transactions with a maturity of one day. The Company also had a line of credit with the Federal Home Loan Bank of Atlanta for $415 million at December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2001, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) No. 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides. SOP No. 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001, and did not have a material impact on the Company’s consolidated financial statements.

On March 13, 2002, the Financial Accounting Standards Board (“FASB”) determined that commitments for the origination of mortgage loans that will be held for sale must be accounted for as derivatives instruments, effective for fiscal quarters beginning after April 10, 2002. The Community Banks enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered derivatives. Accordingly, these commitments including any fees received from the potential borrower are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The cumulative effect of adopting SFAS No. 133 for rate lock commitments as of December 31, 2002, was not material. The Company originally adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001.

In April 2002, FASB issued SFAS No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The amendment to SFAS No. 13, eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are in effect for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recognition of a liability, when incurred, for costs associated with an exit or disposal activity. The liability should be measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, SFAS No. 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their estimated useful life. Branch acquisition transactions were outside the scope of SFAS No. 142 and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.

In October 2002, FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of SFAS No. 141, Business Combinations, and SFAS No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of SFAS No. 147 do not apply to transactions between two or more mutual enterprises. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

The adoption of SFAS Nos. 142, 145, 146 and 147 did not have a material impact on the Company’s consolidated financial statements.

FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of Statement No. 123, in December 2002. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effects of stock options in interim financial information. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendments to APB No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged for both amendments. The Company continues to record stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, and has not adopted the alternative methods allowable under SFAS No. 148.

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

QUARTERLY RESULTS

The table below lists the Company’s quarterly performance for the years ended December 31, 2002 and 2001.

	2002
	FOURTH	THIRD	SECOND	FIRST	TOTAL
	(in thousands, except per share amounts)
Interest income	$16,778	$16,441	$16,119	$15,867	$65,205
Interest expense	6,206	6,114	6,072	6,235	24,627

Net interest income	10,572	10,327	10,047	9,632	40,578
Provision for loan losses	659	650	739	830	2,878

Net interest income after provision for loan losses	9,913	9,677	9,308	8,802	37,700
Noninterest income	5,154	4,724	3,832	3,828	17,538
Noninterest expenses	9,557	9,067	8,649	8,649	35,922

Income before income taxes	5,510	5,334	4,491	3,981	19,316
Income tax expense	1,527	1,323	1,038	923	4,811

Net income	$3,983	$4,011	$3,453	$3,058	$14,505

Net income per share
Basic	$0.52	$0.53	$0.46	$0.41	$1.92

Diluted	$0.52	$0.52	$0.46	$0.40	$1.90

	2001
	FOURTH	THIRD	SECOND	FIRST	TOTAL
	(in thousands, except per share amounts)
Interest income	$16,007	$16,477	$16,489	$16,603	$65,576
Interest expense	7,203	8,083	8,531	8,666	32,483

Net interest income	8,804	8,394	7,958	7,937	33,093
Provision for loan losses	846	455	393	432	2,126

Net interest income after provision for loan losses	7,958	7,939	7,565	7,505	30,967
Noninterest income	4,323	4,067	4,089	3,613	16,092
Noninterest expenses	8,626	8,092	7,971	7,758	32,447

Income before income taxes	3,655	3,914	3,683	3,360	14,612
Income tax expense	569	877	797	690	2,933

Net income	$3,086	$3,037	$2,886	$2,670	$11,679

Net income per share
Basic	$0.41	$0.40	$0.38	$0.36	$1.55

Diluted	$0.41	$0.40	$0.38	$0.35	$1.55

Item 7A.—Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 15 through 17 of this Form 10-K.

Item 8.—Financial Statements and Supplementary Data

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Directors

Union Bankshares Corporation

Bowling Green, Virginia

We have audited the accompanying consolidated balance sheets of Union Bankshares Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Mortgage Capital Investors, a consolidated subsidiary, which statements reflect total assets and revenue constituting 4% and 14%, respectively, in 2002, 5% and 13%, respectively, in 2001, 2% and 8%, respectively, in 2000, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mortgage Capital Investors, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union Bankshares Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/    Yount, Hyde & Barbour, P.C.

Winchester, Virginia

January 15, 2003

UNION BANK SHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
	(dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$29,104	$28,769
Interest-bearing deposits in other banks	909	462
Money market investments	15,142	2,023
Federal funds sold	1,247	7,661

Total cash and cash equivalents	46,402	38,915

Securities available for sale, at fair value	272,755	257,062

Loans held for sale	39,771	43,485

Loans, net of unearned income	714,764	600,164
Less allowance for loan losses	9,179	7,336

Net loans	705,585	592,828

Bank premises and equipment, net	21,577	19,191
Other real estate owned	774	768
Other assets	28,861	30,848

Total assets	$1,115,725	$983,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$134,172	$110,913
Interest-bearing deposits:
NOW accounts	128,764	112,940
Money market accounts	88,440	79,176
Savings accounts	84,983	72,897
Time deposits of $100,000 and over	152,968	133,629
Other time deposits	308,315	274,529

Total interest-bearing deposits	763,470	673,171

Total deposits	897,642	784,084

Securities sold under agreements to repurchase	43,227	41,083
Other short-term borrowings	1,550	—
Long-term borrowings	62,219	62,731
Other liabilities	5,595	6,220

Total liabilities	1,010,233	894,118

Commitments and contingencies
Stockholders’ equity:
Common stock, $2 par value. Authorized 24,000,000 shares; issued and outstanding, 7,579,707 shares in 2002 and 7,525,912 shares in 2001	15,159	15,052
Surplus	1,442	446
Retained earnings	81,997	71,419
Accumulated other comprehensive income	6,894	2,062

Total stockholders’ equity	105,492	88,979

Total liabilities and stockholders’ equity	$1,115,725	$983,097

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
	(dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$50,693	$51,333	$50,811
Interest on Federal funds sold	206	412	118
Interest on interest-bearing deposits in other banks	17	37	59
Interest on money market investments	40	23	—
Interest and dividends on securities:
Taxable	9,619	9,125	8,979
Nontaxable	4,630	4,646	4,900

Total interest and dividend income	65,205	65,576	64,867

Interest expense:
Interest on deposits	20,459	27,140	26,512
Interest on short-term borrowings	475	1,200	2,451
Interest on long-term borrowings	3,693	4,143	4,567

Total interest expense	24,627	32,483	33,530

Net interest income	40,578	33,093	31,337
Provision for loan losses	2,878	2,126	2,101

Net interest income after provision for loan losses	37,700	30,967	29,236

Noninterest in come:
Service charges on deposit accounts	4,088	3,665	3,623
Other service charges, commissions and fees	2,563	2,488	2,163
Gains (losses) on securities transactions, net	(159)	125	(957)
Gains on sales of loans	10,089	8,857	5,516
Gains on sales of other real estate owned and bank premises, net	157	51	81
Gain on termination of pension plan	—	—	1,087
Other operating income	800	906	498

Total noninterest income	17,538	16,092	12,011

Noninterest expenses:
Salaries and benefits	21,326	19,102	18,729
Occupancy expenses	2,318	2,179	2,300
Furniture and equipment expenses	2,742	2,859	2,956
Other operating expenses	9,536	8,307	8,439

Total noninterest expenses	35,922	32,447	32,424

Income before income taxes	19,316	14,612	8,823
Income tax expense	4,811	2,933	1,223

Net income	$14,505	$11,679	$7,600

Earnings per share, basic	$1.92	$1.55	$1.01

Earnings per share, diluted	$1.90	$1.55	$1.01

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Common Stock	Surplus Earnings	Retained Income	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
	(dollars in thousands, except per share amounts)
Balance—December 31, 1999	$14,976	$163	$58,603	$(4,948)		$68,794
Comprehensive income:
Net income—2000			7,600		$7,600	7,600
Unrealized holding gains arising during the period (net of tax, $2,077)					4,031
Reclassification adjustment for losses included in net income (net of tax, $325)					632

Other comprehensive income (net of tax, $2,402)				4,663	4,663	4,663

Total comprehensive income					$12,263

Cash dividends—2000 ($.40 per share)			(3,002)			(3,002)
Issuance of common stock under Dividend Reinvestment Plan (35,092 shares)	70	276				346
Stock repurchased under Stock Repurchase Plan (30,300 shares)	(61)	(269)				(330)
Issuance of common stock under Incentive Stock Option Plan (5,040 shares)	10	23				33
Issuance of common stock for services rendered (1,200 shares)	2	10				12
Issuance of common stock in exchange for net assets in acquisition (17,673 shares)	36	200				236

Balance—December 31, 2000	$15,033	$403	$63,201	$(285)		$78,352
Comprehensive income:
Net income—2001			11,679		$11,679	11,679
Unrealized holding gains arising during the period (net of tax, $1,251)					2,430
Reclassification adjustment for gains included in net income (net of tax, $42)					(83)

Other comprehensive income (net of tax, $1,209)				2,347	2,347	2,347

Total comprehensive income					$14,026

Cash dividends—2001 ($.46 per share)			(3,461)			(3,461)
Issuance of common stock under Dividend Reinvestment Plan (26,330 shares)	53	350				403
Stock repurchased under Stock Repurchase Plan (38,158 shares)	(76)	(521)				(597)
Issuance of common stock for services rendered (1,600 shares)	3	22				25
Issuance of common stock in exchange for net assets in acquisition (19,606 shares)	39	192				231

Balance—December 31, 2001	$15,052	$446	$71,419	$2,062		$88,979
Comprehensive income:
Net income—2002			14,505		$14,505	14,505
Unrealized holding gains arising during the period (net of tax, $2,435)					4,727
Reclassification adjustment for losses included in net income (net of tax, $54)					105

Other comprehensive income (net of tax, $2,489)				4,832	4,832	4,832

Total comprehensive income					$19,337

Cash dividends—2002 ($.52 per share)			(3,927)			(3,927)
Issuance of common stock under Dividend Reinvestment Plan (18,389 shares)	37	387				424
Issuance of common stock under Incentive Stock Option Plan (16,850 shares)	33	274				307
Issuance of common stock for services rendered (1,400 shares)	3	36				39
Issuance of common stock in exchange for net assets in acquisition (17,156 shares)	34	299				333

Balance—December 31, 2002	$15,159	$1,442	$81,997	$6,894		$105,492

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDING DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
	(dollars in thousands)
Operating activities:
Net income	$14,505	$11,679	$7,600
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of bank premises and equipment	2,062	1,961	1,898
Amortization	1,879	1,460	1,117
Provision for loan losses	2,878	2,126	2,101
(Gains) losses on securities transactions, net	159	(125)	957
Origination of loans held for sale	(384,511)	(319,893)	(155,523)
Proceeds from sales of loans held for sale	388,225	292,880	145,731
Gains on sales of other real estate owned and fixed assets, net	(157)	(51)	(81)
Deferred income tax expense (benefit)	(304)	209	(226)
Other, net	(1,219)	654	(17,044)

Net cash and cash equivalents provided by (used in) operating activities	23,517	(9,100)	(13,470)

Investing activities:
Proceeds from maturities of investment securities	—	—	4,109
Purchases of securities available for sale	(63,043)	(86,605)	(39,657)
Proceeds from sales of securities available for sale	6,118	1,886	26,147
Proceeds from maturities of securities available for sale	47,724	46,756	11,000
Net increase in loans	(116,134)	(18,888)	(38,822)
Purchases of bank premises and equipment	(5,045)	(1,085)	(1,443)
Proceeds from sales of bank premises and equipment	347	30	491
Proceeds from sales of other real estate owned	459	906	384
Acquisition of branch, net of cash acquired	—	10,552	—

Net cash and cash equivalents used in investing activities	(129,574)	(46,448)	(37,791)

Financing activities:
Net increase in noninterest-bearing deposits	23,259	16,719	13,019
Net increase in interest-bearing deposits	90,299	59,853	32,587
Net increase (decrease) in short-term borrowings	3,694	9,969	(8,045)
Proceeds from long-term borrowings	400	—	26,000
Repayment of long-term borrowings	(912)	(11,292)	(6,397)
Cash dividends paid	(3,927)	(3,461)	(3,002)
Issuance of common stock	731	403	379
Purchase of common stock	—	(597)	(330)

Net cash and cash equivalents provided by financing activities	113,544	71,594	54,211

Increase in cash and cash equivalents	7,487	16,046	2,950
Cash and cash equivalents at beginning of year	38,915	22,869	19,919

Cash and cash equivalents at end of year	$46,402	$38,915	$22,869

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$24,895	$32,926	$33,184
Income taxes	4,833	2,460	1,376
Supplemental schedule of noncash investing and financing activities:
Loan balances transferred to foreclosed properties	499	—	70
Unrealized gain on securities available for sale	7,321	3,556	7,065
Issuance of common stock in exchange for net assets in acquisition	333	231	236
Issuance of common stock for services rendered	39	25	12
Transfer of investment securities to securities available for sale	—	5,465	—

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and practices of Union Bankshares Corporation and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. Major policies and practices are described below:

(A) Principles Of Consolidation

The consolidated financial statements include the accounts of Union Bankshares Corporation and its wholly owned subsidiaries. Union Bankshares Corporation is a bank holding Company that owns all of the outstanding common stock of its banking subsidiaries, Union Bank and Trust Company, Northern Neck State Bank, Rappahannock National Bank, Bank of Williamsburg and of Union Investment Services. Mortgage Capital Investors is a wholly owned subsidiary of Union Bank and Trust Company. During 2002 Bank of Williamsburg acquired a 51% non-controlling interest in Johnson Mortgage Company, which is accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements for prior periods reflect certain reclassifications in order to conform to the 2002 presentation.

(B) Investment Securities And Securities Available For Sale

When securities are purchased, they are classified as investment securities when management has the intent and the Company has the ability to hold them to maturity. Investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts.

Securities classified as available for sale are those debt and equity securities that management intends to hold for an indefinite period of time, including securities used as part of the Company’s asset/liability strategy, and that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Securities available for sale are recorded at estimated fair value. The net unrealized gains or losses on securities available for sale, net of deferred taxes, are included in accumulated other comprehensive income (loss) in stockholders’ equity.

Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

(C) Loans Held For Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, determined in the aggregate based on sales commitments to permanent investors or on current market rates for loans of similar quality and type. In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. As a result, loans held for sale are stated at fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

(D) Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout its market area. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Credit card loans and other personal loans are typically charged-off no later than 180 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal and interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income if it is from current period or charged against allowance if it is from a prior period. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(E) Allowance For Loan Losses

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb potential losses in the portfolio. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

(F) Bank Premises And Equipment

Bank premises and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using either the straight-line or accelerated method based on the type of asset involved. It is the policy of the Company to capitalize additions and improvements and to depreciate the cost thereof over their estimated useful lives. Maintenance, repairs and renewals are expensed as they are incurred.

(G) Intangible Assets

Core deposit intangibles are included in other assets and are being amortized on a straight-line basis over the period of expected benefit, which ranges from 10 to 15 years. Core deposits, net of amortization amounted to $5,500,000 and $6,093,000 at December 31, 2002 and 2001, respectively. The Company adopted SFAS 147 on January 1, 2002 and determined that the core deposit intangible will continue to be amortized over the estimated useful life.

(H) Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets will be subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

The Company adopted SFAS No. 142 on January 1, 2002. Goodwill is included in other assets and totaled $864,000 at December 31, 2002 and 2001. The goodwill is no longer amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges for 2002. Application of the nonamortization provisions of the Statement resulted in additional net income of $82,500 for the year ended December 31, 2002.

(I) Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

(J) Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

(K) Consolidated Statements Of Cash Flows

For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash, due from banks, interest-bearing deposits in other banks, money market investments and Federal funds sold.

(L) Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

(M) Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in equity of an enterprise that result from recognized transactions and other economic events of the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities.

(N) Use Of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets and liabilities.

(O) Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2002, 2001 and 2000 was $1,448,000, $1,046,000, and $805,000, respectively.

(P) Off Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

(Q) Rate Lock Commitments

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 60 to 120 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

(R) Stock Compensation Plan

The Company accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the Plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Year Ended December 31,
	2002	2001	2000
Net income, as reported	$14,505,000	$11,679,000	$7,600,000
Total stock-based compensation expense determined under fair value based method for all awards	(201,000)	(119,000)	(100,000)

Pro forma net income	$14,304,000	$11,560,000	$7,500,000

Earning per share:
Basic—as reported	$1.92	$1.55	$1.01

Basic—pro forma	$1.90	$1.54	$1.00

Diluted—as reported	$1.90	$1.55	$1.01

Diluted—pro forma	$1.88	$1.53	$1.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2002	2001	2000
Dividend yield	2.51%	2.47%	2.25%
Expected life	10 years	10 years	10 years
Expected volatility	36.91%	30.81%	26.44%
Risk-free interest rate	5.13%	5.07%	6.73%

2. SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at December 31, 2002 and 2001 are summarized as follows (in thousands):

	2002
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
U.S. government and agency securities	$17,301	$154	$—	$17,455
Obligations of states and political subdivisions	97,276	4,454	(17)	101,713
Corporate and other bonds	64,253	3,444	(72)	67,625
Mortgage-backed securities	78,395	2,507	(16)	80,886
Federal Reserve Bank stock	648	—	—	648
Federal Home Loan Bank stock	3,758	—	—	3,758
Other securities	679	36	(45)	670

	$262,310	10,595	$(150)	$272,755

	2001
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
U.S. government and agency securities	$8,727	$43	$(103)	$8,667
Obligations of states and political subdivisions	99,345	2,215	(553)	101,007
Corporate and other bonds	63,022	834	(369)	63,487
Mortgage-backed securities	77,889	1,267	(196)	78,960
Federal Reserve Bank stock	648	—	—	648
Federal Home Loan Bank stock	3,783	—	—	3,783
Other securities	524	4	(18)	510

	$253,938	$4,363	$(1,239)	$257,062

The amortized cost and estimated fair value (in thousands) of securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$14,845	$14,941
Due after one year through five years	69,744	71,990
Due after five years through ten years	45,422	47,104
Due after ten years	127,214	133,644

	257,225	267,679
Federal Reserve Bank stock	648	648
Federal Home Loan Bank stock	3,758	3,758
Other securities	679	670

	$262,310	$272,755

Securities with an amortized cost of approximately $72,319,000 and $66,212,000 at December 31, 2002 and 2001 were pledged to secure public deposits, repurchase agreements and for other purposes.

Sales of securities available for sale produced the following results for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Proceeds	$6,118	$1,886	$26,147

Gross realized gains	$2	$129	$147
Gross realized (losses)	(161)	(4)	(1,104)

Net realized gains (losses)	$(159)	$125	$(957)

As permitted under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company transferred investment securities with a book value of $5,465,000 and a market value of $5,528,000 to securities available for sale as of January 1, 2001.

3. LOANS

Loans are stated at their face amount, net of unearned income, and consist of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001
Mortgage loans on real estate:
Residential 1-4 family	$172,582	$154,099
Commercial	200,125	155,093
Construction	85,335	57,940
Second mortgages	17,845	15,327
Equity lines of credit	32,320	24,474
Multifamily	3,066	3,418
Agriculture	4,466	2,497

Total real estate loans	515,739	412,848

Commercial Loans	78,289	70,739

Consumer installment loans
Personal	102,528	94,620
Credit cards	5,350	4,140

Total consumer installment loans	107,878	98,760

All other loans and agriculture loans	12,964	18,123

Gross loans	714,870	600,470
Less unearned income on loans	106	306

Loans, net of unearned income	$714,764	$600,164

At December 31, 2002 and 2001, the recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114), totaled $136,000 and $1,011,000, respectively. The valuation allowance related to impaired loans on December 31, 2002 and 2001 is $32,000 and $215,000, respectively. At December 31, 2002, 2001 and 2000, the average investment on impaired loans was $742,000, $1,202,000 and $755,000, respectively. The amount of interest income recorded by the Company during 2002, 2001 and 2000 on impaired loans was approximately $50,000, $49,000 and $31,000, respectively. There were no nonaccrual loans excluded from impaired loan disclosure at December 31, 2002 and December 31, 2001.

4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 is summarized below (in thousands):

	2002	2001	2000
Balance, beginning of year	$7,336	$7,389	$6,617
Provision charged to operations	2,878	2,126	2,101
Recoveries credited to allowance	546	420	321

Total	10,760	9,935	9,039
Loans charged off	1,581	2,599	1,650

Balance, end of year	$9,179	$7,336	$7,389

5. BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Land	$4,129	$4,753
Land improvements and buildings	16,840	15,441
Leasehold improvements	520	507
Furniture and equipment	13,167	13,325
Construction in progress	2,263	100

	36,919	34,126
Less accumulated depreciation and amortization	15,342	14,935

Bank premises and equipment, net	$21,577	$19,191

Depreciation expense for 2002, 2001 and 2000 was $2,062,000, $1,961,000, and $1,898,000 respectively. Future minimum rental payments required under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2002 are approximately $705,000 for 2003, $558,500 for 2004, $411,700 for 2005, $382,900 for 2006, $300,800 for 2007, and $2,307,000 thereafter. Rental expense for years ended December 31, 2002, 2001 and 2000 totaled $1,118,000, $1,110,000, and $1,158,000 respectively.

6. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $152,968,000 and $133,629,000, respectively. At December 31, 2002, the scheduled maturities of time deposits are as follows (in thousands):

2003	$188,082
2004	90,393
2005	77,513
2006	24,910
2007	79,599
Thereafter	786

$461,283

7. OTHER BORROWINGS

Short-term borrowings consist of the following at December 31, 2002 and 2001 (dollars in thousands):

	2002	2001
Securities sold under agreements to repurchase	$43,227	$41,083
Other short-term borrowings	1,550	—

Total	$44,777	$41,083

Weighted interest rate	0.86%	1.37%
Average for the year ended December 31:
Outstanding	$41,159	$41,746
Interest rate	1.16%	3.26%
Maximum month-end outstanding	$46,687	$41,083

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions, and advances from the Federal Home Loan Bank of Atlanta, which are secured by mortgage-related assets. The carrying value of the loans pledged as collateral for FHLB advances total $147 million at December 31, 2002.

At December 31, 2002, the Company’s fixed-rate long-term debt totals $60,125,000 and matures through 2011. The interest rate on the fixed-rate note payable ranges from 3.20% to 6.61%. At December 31, 2001, the Company had fixed-rate long-term debt totaling $59,875,000, maturing through 2011. The interest rate on the notes payable ranged from 5.22% to 6.61% at December 31, 2001.

At December 31, 2002, the Company’s floating-rate long-term debt totals $2,094,000 and matures through 2005. The floating rates are based on the 30 day LIBOR plus 95 basis points. The interest rate on floating-rate long-term debt ranged from 2.39% to 3.06% during 2002. At December 31, 2001, the Company had floating-rate long-term debt totaling $2,856,000.

The contractual maturities of long-term debt are at December 31, 2002 as follows (dollars in thousands):

	Fixed Rate	Floating Rate	Total
Due in 2003	$250	$762	$1,012
Due in 2004	12,675	762	13,437
Due in 2005	100	570	670
Due in 2006	100	—	100
Due in 2007
Thereafter	47,000	—	47,000

Total long term debt	$60,125	$2,094	$62,219

The subsidiary banks maintain Federal funds lines with several regional banks totaling approximately $63.8 million at December 31, 2002. The Company also had a line of credit with the Federal Home Loan Bank of Atlanta for $415 million at December 31, 2002. The Company has a $10 million line of credit with Suntrust Bank for general corporate purposes.

8. INCOME TAXES

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2002 and 2001 (in thousands):

	2002	2001
Deferred tax assets:
Allowance for loan losses	$3,139	$2,494
Benefit plans	388	355
Other	222	458

Total deferred tax assets	3,749	3,307

Deferred tax liabilities:
Depreciation	772	657
Other	263	240
Securities available for sale	3,530	1,062

Total deferred tax liabilities	4,565	1,959

Net deferred tax asset (included in other assets)	$(816)	$1,348

In assessing the realizability of deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies. Management believes it is more likely than not the Company will realize its deferred tax assets and, accordingly, no valuation allowance has been established.

The provision for income taxes charged to operations for the years ended December 31, 2002, 2001 and 2000 consists of the following (in thousands):

	2002	2001	2000
Current tax expense	$5,115	$2,724	$1,449
Deferred tax expense (benefit)	(304)	209	(226)

Income tax expense	$4,811	$2,933	$1,223

The income tax expense differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2002, 2001 and 2000, due to the following (in thousands):

	2002	2001	2000
Computed”expected” tax expense	$6,606	$4,968	$3,000
(Decrease) in taxes resulting from:
Tax-exempt interest income	(1,634)	(1,555)	(1,395)
Other, net	(161)	(480)	(382)

Income tax expense	$4,811	$2,933	$1,223

Low income housing credits totaled $41,581, $79,735 and $72,425 for the years ended December 31, 2002, 2001 and 2000, respectively.

9. EMPLOYEE BENEFITS

The Company has a 401 (k) Plan that allows employees to save for retirement on a pre-tax basis. The 401 (k) Plan provides for matching contributions by the Company for employee contributions of up to 3% of each employee’s compensation. The Company also has an Employee Stock Ownership Plan (‘ESOP”). The Company makes discretionary profit sharing contributions into the 401 (k) Plan, ESOP and in cash. Company discretionary contributions to both the 401 (k) Plan and the ESOP are allocated to participant accounts in proportion to each participant’s compensation and vested over a six year time interval. Employee contributions to the ESOP are not allowed and the 401 (k) does not provide for investment in the Company’s stock. Company discretionary profit sharing payments made in 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000
401(k) Plan	$1,104	$300	$619
ESOP	—	677	378
Cash	253	224	243

	$1,357	$1,201	$1,240

The Company has an obligation to certain members of the subsidiary banks’ Boards of Directors under deferred compensation plans in the amount of $992,000 and $969,000 at December 31, 2002 and 2001, respectively. A portion of the benefits will be funded by life insurance.

The Company has a stock option plan (the “Plan”) adopted in 1993 that authorizes the reservation of up to 400,000 shares of common stock and provides for the granting of incentive options to certain employees. Under the Plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the Plan may be subject to a graded vesting schedule.

A summary of changes for the Plan for the years 2002, 2001 and 2000 follows:

	2002		Year end December 31, 2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, January 1	156,515	$16.20	148,380	$16.63	153,232	$17.20
Granted	55,350	16.00	13,350	12.81	26,040	13.07
Forfeited	(600)	20.13	(5,215)	19.83	(25,852)	18.41
Exercised	(16,850)	12.91	—	—	(5,040)	6.53

Options outstanding, December 31	194,415	$16.47	156,515	$16.20	148,380	$16.63

Weighted average fair value per option of options granted during year		$6.37		$4.55		$4.98

A summary of options outstanding at December 31, 2002 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$11.50	14,000	2.1 yrs	$11.50	14,000	2.1 yrs	$11.50
12.50	8,300	3.5	12.50	8,300	3.5	12.50
12.81	13,250	8.1	12.81	2,570	8.1	12.81
12.88—13.38	25,825	7.1	13.07	10,330	7.1	13.07
16.00	60,200	6.1	16.00	10,050	6.1	16.00
20.13	72,840	5.1	20.13	58,272	5.1	20.13

$11.50—20.13	194,415	5.6	$16.66	103,522	5.1	$17.48

The Company had a noncontributory, defined benefit pension plan covering all full-time employees. Termination of this plan was completed in 2000. The gain on termination of the plan was $1,087,000.

10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At December 31, 2002 and 2001, the Company had outstanding loan commitments approximating $231,841,000 and $207,285,000, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $12,368,000 and $12,984,000 at December 31, 2002 and 2001, respectively.

11. RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its directors, principal officers and affiliated companies in which they are principal stockholders. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties totaled $17,481,000 and $19,996,000 as of December 31, 2002 and 2001, respectively. During 2002 new advances to such related parties amounted to $12,837,000 and repayments amounted to $15,352,000.

12. EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for December 31, 2002, 2001 and 2000:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
	(dollars and shares information in thousands)
For the Year Ended December 31, 2002
Basic EPS	$14,505	7,556	$1.92
Effect of dilutive stock options	—	67	(0.02)

Diluted EPS	$14,505	7,623	$1.90

For the Year Ended December 31, 2001
Basic EPS	$11,679	7,524	$1.55
Effect of dilutive stock options	—	18	—

Diluted EPS	$11,679	7,542	$1.55

For the Year Ended December 31, 2000
Basic EPS	$7,600	7,508	$1.01
Effect of dilutive stock options	—	5	—

Diluted EPS	$7,600	7,513	$1.01

In 2001 and 2000, stock options representing 74,140 and 204,764 average shares, respectively were not included in the calculation of earnings per share as their effect would have been antidilutive in those years.

13. COMMITMENTS AND LIABILITIES

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2002 and 2001, the aggregate amount of daily average required reserves was approximately $1,495,000 and $1,095,000.

The Company has approximately $1,040,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2002.

14. REGULATORY MATTERS

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), the Company and Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios of Total and Tier I capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 2002, that the Company and Banks meet all capital adequacy requirements to which they are subject.

The most recent notification from the Federal Reserve Bank as of December 31, 2002, categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, an institution must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks’ category.

The Company’s and principal banking subsidiaries’ actual capital amounts and ratios are also presented in the table.

	Actual		Required for Capital Adequacy Purposes		Required in Order to Be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002			(dollars in thousands)
Total capital to risk weighted assets Consolidated	$101,435	12.15%	$66,788	8.00%	NA	NA
Union Bank & Trust	65,284	11.10%	47,052	8.00%	$58,814	10.00%
Northern Neck State Bank	22,386	12.28%	14,584	8.00%	18,230	10.00%
Tier 1 capital to risk weighted assets
Consolidated	92,256	11.05%	33,396	4.00%	NA	NA
Union Bank & Trust	58,632	9.97%	23,523	4.00%	35,285	6.00%
Northern Neck State Bank	20,542	11.27%	7,291	4.00%	10,936	6.00%
Tier 1 capital to average adjusted assets
Consolidated	92,256	8.49%	43,466	4.00%	NA	NA
Union Bank & Trust	58,632	7.83%	29,952	4.00%	37,441	5.00%
Northern Neck State Bank	20,542	7.71%	10,657	4.00%	13,322	5.00%

As of December 31, 2001
Total capital to risk weighted assets
Consolidated	$87,329	12.16%	$57,453	8.00%	NA	NA
Union Bank & Trust	56,817	11.14%	40,802	8.00%	$51,003	10.00%
Northern Neck State Bank	20,027	11.63%	13,776	8.00%	17,220	10.00%
Tier 1 capital to risk weighted assets
Consolidated	79,993	11.14%	28,723	4.00%	NA	NA
Union Bank & Trust	51,384	10.08%	20,390	4.00%	30,586	6.00%
Northern Neck State Bank	18,394	10.69%	6,883	4.00%	10,324	6.00%
Tier 1 capital to average adjusted assets
Consolidated	79,993	8.35%	38,320	4.00%	NA	NA
Union Bank & Trust	51,384	7.81%	26,317	4.00%	32,896	5.00%
Northern Neck State Bank	18,394	7.41%	9,929	4.00%	12,412	5.00%

15. FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

CASH AND CASH EQUIVALENTS

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

For investment securities and securities available for sale, fair value is determined by quoted market price. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

LOANS HELD FOR SALE

Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

LOANS

The fair value of performing loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows.

DEPOSITS

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

BORROWINGS

The carrying value of short-term borrowings is a reasonable estimate of fair value. The fair value of long-term borrowings is estimated based on interest rates currently available for debt with similar terms and remaining maturities.

ACCRUED INTEREST

The carrying amounts of accrued interest approximate fair value.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2002 and 2001, the carrying amount approximated fair value of loan commitments and standby letters of credit.

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2002 and 2001 are as follows (in thousands):

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$46,402	$46,402	$38,915	$38,915
Securities available for sale	272,755	272,755	257,062	257,062
Loans held for sale	39,771	39,771	43,485	43,485
Net loans	705,585	744,782	592,828	617,144
Accrued interest receivable	7,123	7,123	6,979	6,979

Financial liabilities:
Deposits	897,642	886,427	784,084	753,499
Borrowings	106,996	115,399	103,814	106,801
Accrued interest payable	1,556	1,556	1,794	1,794

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

16. PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by Union Bankshares Corporation (the “Parent Company”) is dividends received from its subsidiary banks. The payment of such dividends by the subsidiary banks and the ability of the banks to loan or advance funds to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2002, the aggregate amount of unrestricted funds, which could be transferred from the Company’s subsidiaries to the Parent Company, without prior regulatory approval, totaled $20,680,000 or 19.6% of the consolidated net assets.

Financial information for the Parent Company follows:

UNION BANKSHARES CORPORATION (“PARENT COMPANY ONLY”)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
	(dollars in thousands)
Assets:
Cash	$3,307	$1,938
Securities available for sale	550	320
Premises and equipment, net	3,070	2,988
Other assets	479	1,126
Investment in subsidiaries	100,637	86,025

Total assets	$108,043	$92,397

Liabilities and Stockholders’ Equity:
Long-term debt	$2,094	$2,856
Other liabilities	457	562

Total liabilities	2,551	3,418

Common stock	15,159	15,052
Surplus	1,442	446
Retained earnings	81,997	71,419
Accumulated other comprehensive income	6,894	2,062

Total stockholders’ equity	105,492	88,979

Total liabilities and stockholders’ equity	$108,043	$92,397

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

	2002	2001	2000
	(dollars in thousands)
Income:
Interest income	$5	$7	$7
Dividends received from subsidiaries	6,259	5,739	2,827
Management fee received from subsidiaries	6,996	6,619	6,067
Equity in undistributed net income of subsidiaries	8,966	6,154	5,560
Other income	13	105	31

Total income	22,239	18,624	14,492

Expense:
Interest expense	72	247	412
Operating expenses	7,662	6,698	6,480

Total expense	7,734	6,945	6,892

Net income	$14,505	$11,679	$7,600

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

	2002	2001	2000
	(dollars in thousands)
Operating activities:
Net income	$14,505	$11,679	$7,600
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(8,966)	(6,154)	(5,560)
Decrease in other assets	484	603	1,433
Other, net	(105)	970	765

Net cash provided by operating activities	5,918	7,098	4,238

Investing activities:
Purchase of securities	(240)	(162)	(61)
Proceeds from maturity of securities	38	87	138
Purchase of equipment	(389)	(338)	(166)

Net cash used in investing activities	(591)	(413)	(89)

Financing activities:
Net increase in borrowings	—	—	3,498
Repayment of long-term borrowings	(762)	(2,142)	(3,865)
Cash dividends paid	(3,927)	(3,461)	(3,002)
Issuance of common stock under plans	731	403	379
Repurchase of common stock under plans	—	(597)	(330)

Net cash used in financing activities	(3,958)	(5,797)	(3,320)

Increase in cash and cash equivalents	1,369	888	829
Cash and cash equivalents at beginning of year	1,938	1,050	221

Cash and cash equivalents at end of year	$3,307	$1,938	$1,050

17. SEGMENT REPORTING

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

Both of the Company’s reportable segments are service based. The mortgage business is a fee-based business while the banks are driven principally by net interest income. The banks provide a distribution and referral network through their customers for the mortgage loan origination business. The mortgage segment offers a more limited network for the banks, due largely to the minimal degree of overlapping geographic markets.

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest at the 3 month Libor rate. These transactions are eliminated in the consolidation process. A management fee for back room support services is charged to all subsidiaries and eliminated in the consolidation totals. Information about reportable segments and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 follows:

	Community Banks	Mortgage	Elimination	Consolidated Totals
	(dollars in thousands)
2002
Net interest income	$39,404	$1,174	$—	$40,578
Provision for loan losses	2,878	—	—	2,878

Net interest income after provision for loan losses	36,526	1,174	—	37,700
Noninterest income	7,622	10,091	(175)	17,538
Noninterest expenses	27,436	8,661	(175)	35,922

Income before income taxes	16,712	2,604	—	19,316
Income tax expense	3,845	966	—	4,811

Net income	$12,867	$1,638	$—	$14,505

Total assets	$1,117,522	$43,256	$(45,053)	$1,115,725

Capitalized expenditures	$3,947	$132	$—	$4,079

	Community Banks	Mortgage	Elimination	Consolidated Totals
	(dollars in thousands)
2001
Net interest income	$32,416	$677	$—	$33,093
Provision for loan losses	2,126	—	—	2,126

Net interest income after provision for loan losses	30,290	677	—	30,967
Noninterest income	7,403	8,859	(170)	16,092
Noninterest expenses	24,882	7,735	(170)	32,447

Income before income taxes	12,811	1,801	—	14,612
Income tax expense	2,321	612	—	2,933

Net income	$10,490	$1,189	$—	$11,679

Total assets	$984,247	$45,656	$(46,806)	$983,097

Capitalized expenditures	$1,561	$73	—	$1,634

	Community Banks	Mortgage	Elimination	Consolidated Totals
	(dollars in thousands)
2000
Net interest income	$31,196	$141	$—	$31,337
Provision for loan losses	2,101	—	—	2,101

Net interest income after provision for loan losses	29,095	141	—	29,236
Noninterest income	6,656	5,516	(161)	12,011
Noninterest expenses	24,460	8,125	(161)	32,424

Income before income taxes	11,291	(2,468)	—	8,823
Income tax expense	2,072	(849)	—	1,223

Net income	$9,219	$(1,619)	$—	$7,600

Total assets	$885,009	$17,584	$(20,632)	$881,961

Capitalized expenditures	$1,342	$101	—	$1,443

Item 9.—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable. During the past two years, there have been no changes in or reportable disagreement with the certifying accountants for the Company or any of its subsidiaries.

PART III

Item 10.—Directors and Executive Officers of the Registrant

This information, as applicable to directors, is incorporated herein by reference from pages 2 and 3 of the Company’s definitive proxy statement to be used in conjunction with the Company’s 2003 Annual Meeting of Shareholders to be held April 15, 2003 (“Proxy Statement”), from the section titled “Election of Directors.” Executive officers of the Company are listed below (All ages and positions are as of December 31, 2002):

Name (Age)	Title and Principal Occupation During Past Five Years

G. William Beale (53)	President and Chief Executive Officer of the Company since its inception; President of Union Bank since 1991.

D. Anthony Peay (43)	Senior Vice President of the Company since 2000 and Chief Financial Officer of the Company since December 1994.

John C. Neal (53)	Executive Vice President and Chief Operating Officer of Union Bank since 1997.

N. Byrd Newton (59)	President and Chief Executive Officer of Northern Neck State Bank since 2000 and Senior Vice President and Secretary since 1992.

Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated herein by reference from page 15 of the Proxy Statement from the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.—Executive Compensation

This information is incorporated herein by reference from page 4 and pages 6 through 10 of the Proxy Statement from the sections titled “Election of Directors—Directors’ Fees” and “Executive Compensation.”

Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated herein by reference from pages 5 and 6 of the Proxy Statement from section titled “Ownership of Company Common Stock” and page 14 of the Proxy Statement from the section titled “Equity Compensation Plans”.

Item 13.—Certain Relationships and Related Transactions

This information is incorporated herein by reference from page 14 of the Proxy Statement from the section titled “Interest of Directors and Officers in Certain Transactions.”

Item 14.—Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART IV

Item 15.—Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

(a)(1)	Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on the following pages:

Consolidated Balance Sheets—December 31, 2002 and 2001
Consolidated Statements of Income—Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Independent Auditor’s Report

(a)(2)	Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (incorporate by reference to Form S-4 Registration Statement; SEC file no. 33-60458)

3.2	By-Laws (incorporated by reference to Form S-4 Registration Statement; SEC file no. 33-60458)

10.1	Change in Control Employment Agreement of G. William Beale (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.2	Employment Agreement of G. William Beale (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	Change in Control Employment Agreement of D. Anthony Peay (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 21, 2001)

11.0	Statement re: Computation of Per Share Earnings (incorporated by reference to note 12 of the notes to consolidated financial statements included in this report)

21.0	Subsidiaries of the Registrant

23.1	Consent of Yount, Hyde & Barbour, P.C.

99.1	2002 management presentation for shareholders

(b) Reports on Form 8-K

No reports on Form 8-K were required to be filed during the last quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union Bankshares Corporation

By:	/s/ G. William Beale	Date:	March 7, 2003
G. William Beale President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2003.

Signature	Title

/s/ G. William Beale G. William Beale	President, Chief Executive Officer and Director (principal executive officer)

/s/ Frank B. Bradley, III Frank B. Bradley, III	Director

/s/ Ronald L. Hicks Ronald L. Hicks	Chairman of the Board of Directors

/s/ W. Tayloe Murphy, Jr. W. Tayloe Murphy, Jr.	Vice Chairman of the Board of Directors

/s/ Walton Mahon Walton Mahon	Director

/s/ D. Anthony Peay D. Anthony Peay	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ M. Raymond Piland, III M. Raymond Piland, III	Director

/s/ A.D. Whittaker A.D. Whittaker	Director

/s/ William M. Wright William M. Wright	Director

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K for the year ended December 31, 2002 of Union Bankshares Corporation (the “Company”), as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 that based on their knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

/s/ G. William Beale
G. William Beale, Chief Executive Officer

/s/ D. Anthony Peay
D. Anthony Peay, Chief Financial Officer

March 7, 2003

CERTIFICATIONS

I, G. William Beale, certify that:

1. I have reviewed this Annual Report on Form 10-K of Union Bankshares Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ G. William Beale
G. William Beale President and Chief Executive Officer

CERTIFICATIONS

I, D. Anthony Peay, certify that:

1. I have reviewed this Annual Report on Form 10-K of Union Bankshares Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ D. Anthony Peay
D. Anthony Peay Senior Vice President and Chief Financial Officer