Form 10-Q
period 2003-03-31
UNION BANKSHARES CORP
filed 2003-05-14
CIK 883948

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

          As of April 23, 2003, Union Bankshares Corporation had 7,595,302 shares of Common Stock outstanding.

UNION BANKSHARES CORPORATION
FORM 10-Q
March 31, 2003

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share information)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$27,488	$29,104
Interest-bearing deposits in other banks	5,007	909
Money market investments	5,150	15,142
Federal funds sold	8,975	1,247

Total cash and cash equivalents	46,620	46,402

Securities available for sale, at fair value	267,407	272,755

Loans held for sale	46,425	39,771

Loans, net of unearned income	750,079	714,764
Less allowance for loan losses	9,592	9,179

Net loans	740,487	705,585

Bank premises and equipment, net	23,827	21,577
Other real estate owned	774	774
Other assets	29,735	28,861

Total assets	$1,155,275	$1,115,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$144,070	$134,172
Interest-bearing deposits:
NOW accounts	134,155	128,764
Money market accounts	96,205	88,440
Savings accounts	89,361	84,983
Time deposits of $100,000 and over	160,423	152,968
Other time deposits	316,812	308,315

Total interest-bearing deposits	796,956	763,470

Total deposits	941,026	897,642

Securities sold under agreements to repurchase	30,270	43,227
Other short-term borrowings	—	1,550
Long-term borrowings	61,954	62,219
Other liabilities	12,592	5,595

Total liabilities	1,045,842	1,010,233

Commitments and contingencies
Stockholders’ equity:
Common stock, $2 par value. Authorized 24,000,000 shares; issued and outstanding, 7,592,052, and 7,579,707 shares, respectively	15,184	15,159
Surplus	1,531	1,442
Retained earnings	85,941	81,997
Accumulated other comprehensive income	6,777	6,894

Total stockholders’ equity	109,433	105,492

Total liabilities and stockholders’ equity	$1,155,275	$1,115,725

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,

	2003	2002

Interest and dividend income :
Interest and fees on loans	$13,106	$12,197
Interest on Federal funds sold	44	56
Interest on interest-bearing deposits in other banks	4	3
Interest on money market investments	18	6
Interest and dividends on securities:
Taxable	2,223	2,441
Nontaxable	1,131	1,164

Total interest and dividend income	16,526	15,867

Interest expense:
Interest on deposits	5,087	5,215
Interest on Federal funds	1	—
Interest on short-term borrowings	70	107
Interest on long-term borrowings	906	913

Total interest expense	6,064	6,235

Net interest income	10,462	9,632
Provision for loan losses	387	830

Net interest income after provision for loan losses	10,075	8,802

Noninterest income:
Service charges on deposit accounts	1,045	845
Other service charges, commissions and fees	589	655
Gains (losses) on securities transactions, net	(15)	1
Gains on sales of loans	2,785	2,143
Gains on sales of other real estate owned and bank premises, net	7	15
Other operating income	265	169

Total noninterest income	4,676	3,828

Noninterest expenses:
Salaries and benefits	5,850	5,063
Occupancy expenses	663	554
Furniture and equipment expenses	591	701
Other operating expenses	2,176	2,331

Total noninterest expenses	9,280	8,649

Income before income taxes	5,471	3,981
Income tax expense	1,527	923

Net income	$3,944	$3,058

Basic net income per share	$0.52	$0.41
Diluted net income per share	$0.52	$0.40

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total

Balance - December 31, 2001	$15,052	$446	$71,419	$2,062		$88,979
Comprehensive income:
Net income - for the three months ended March 31, 2002			3,058		$3,058	3,058
Unrealized holding losses arising during the period (net of tax, $241)					(466)
Reclassification adjustment for gains included in net income (net of tax, $0)					(1)

Other comprehensive income (net of tax, $241)				(467)	(467)	(467)

Total comprehensive income					$2,591

			1			1
Issuance of common stock under Incentive Stock Option Plan (50 shares)	—	1				1
Issuance of common stock in exchange for net assets in acquisition (17,156 shares)	34	299				333

Balance - March 31, 2002 (Unaudited)	$15,086	$746	$74,478	$1,595		$91,905

Balance - December 31, 2002	$15,159	$1,442	$81,997	$6,894		$105,492
Comprehensive income:
Net income - for the three months ended March 31, 2003			3,944		$3,944	3,944
Unrealized holding losses arising during the period (net of tax, $65)					(127)
Reclassification adjustment for losses included in net income (net of tax, $5)					10

Other comprehensive income (net of tax, $60)				(117)	(117)	(117)

Total comprehensive income					$3,827

Stock repurchased under Stock Repurchase Plan (1,000 shares)	(2)	(22)				(24)
Issuance of common stock under Incentive Stock Option Plan (13,345 shares)	27	111				138

Balance - March 31, 2003 (Unaudited)	$15,184	$1,531	$85,941	$6,777		$109,433

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2003 and 2002
(dollars in thousands)

	2003	2002

Operating activities:
Net income	$3,944	$3,058
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of bank premises and equipment	473	505
Amortization	374	488
Provision for loan losses	387	830
(Gains) losses on sales of securities available for sale	15	(1)
Gains on sales of other real estate owned and fixed assets, net	(7)	(15)
(Increase) decrease in loans held for sale	(6,654)	16,469
Increase (decrease) in other assets	(910)	476
Decrease in other liabilities	6,997	365

Net cash and cash equivalents provided by operating activities	4,619	22,175

Investing activities:
Purchase of securities available for sale	(23,254)	(13,297)
Proceeds from sale of securities available for sale	3,993	8,954
Proceeds from maturities of securities available for sale	24,163	8,552
Net increase in loans	(35,289)	(33,050)
Purchases of bank premises and equipment	(2,747)	(687)
Proceeds from sales of bank premises and equipment	7	8
Proceeds from sales of other real estate owned	—	110

Net cash and cash equivalents used in investing activities	(33,127)	(29,410)

Financing activities:
Net increase in noninterest-bearing deposits	9,898	6,456
Net increase in interest-bearing deposits	33,486	14,855
Net decrease in short-term borrowings	(14,507)	(6,862)
Net decrease in long-term borrowings	(265)	(265)
Issuance of common stock	138	1
Purchase of common stock	(24)	—
Cash dividends paid	—	1

Net cash and cash equivalents provided by financing activities	28,726	14,186

Increase in cash and cash equivalents	218	6,951
Cash and cash equivalents at beginning of period	46,402	38,915

	$46,620	$45,866

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$6,032	$6,394
Income taxes	$196	$—

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2003

1.	ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in consolidation.

The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by auditing standards generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.  If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

2.	STOCK COMPENSATION

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

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$3,944,000	$3,058,000
Total stock-based compensation expense determined under fair value based method for all awards	(84,766)	(50,316)

Pro forma net income	$3,859,234	$3,007,684

Earning per share:
Basic - as reported	$0.52	$0.41

Basic - pro forma	$0.51	$0.40

Diluted - as reported	$0.52	$0.40

Diluated - pro forma	$0.50	$0.40

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,

	2003	2002

Dividend yield	2.37%	2.51%
Expected life	10 years	10 years
Expected volatility	35.54%	36.91%
Risk-free interest rate	4.03%	5.13%

3.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the three months ended March 31, (in thousands):

	2003	2002

Balance, January 1	$9,179	$7,336
Provisions charged to operations	387	830
Recoveries credited to allowance	252	91
Loans charged off	(226)	(430)

	$9,592	$7,827

4.	EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. At March 31, 2003 there were 50,876 stock options that were anti-dilutive, while no options were anti-dilutive at March 31, 2002.  The following is a reconcilement of the denominators of the basic and diluted EPS computations for the quarter  ended March 31, 2003 and 2002.

	Three Months Ended March 31,

	2003	2002

	(In thousands except per share data)
Earnings per common share computation:
Numerator: Net Income	$3,944	$3,058
Denominator: Average common shares outstanding	7,590	7,536
Earnings per common share	0.52	0.41
Diluted earnings per common share computation:
Numerator: Net Income	3,944	3,058
Denominator: Average common shares outstanding	7,590	7,536
Effect of dilutive stock options	61	77

Average diluted common shares outstanding	7,651	7,613
Diluted earnings per common share	0.52	0.40

5.	SEGMENT REPORTING DISCLOSURES

Union Bankshares Corporation has two reportable segments: traditional full service community banking and mortgage loan origination.  The community bank segment includes four banks which provide loan, deposit, investment and trust services to retail and commercial customers throughout their locations in Virginia.  The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland.  These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimis risk.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest. These transactions are eliminated in the consolidation process.  A management fee for support services (including data processing, item processing, accounting, human resources and other services) is charged to all subsidiaries and eliminated in the consolidation totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2003 and 2002 follows:

Union Bankshares Corporation
Segment Report

	Community Banks	Mortgage	Elimination	Consolidated Totals

	(in thousands )
Three Months ended March 31, 2003
Net interest income	$10,052	$410	$—	$10,462
Provision for loan losses	387	—	—	387

Net interest income after provision for loan losses	9,665	410	—	10,075
Noninterest income	1,938	2,786	(48)	4,676
Noninterest expenses	7,002	2,326	(48)	9,280

Income before income taxes	4,601	870	—	5,471
Income tax expense	1,203	324	—	1,527

Net income	$3,398	$546	$—	$3,944

Assets	$1,150,850	$49,580	$(45,155)	$1,155,275

Three Months ended March 31, 2002
Net interest income	$9,272	$360	$—	$9,632
Provision for loan losses	830	—	—	830

Net interest income after provision for loan losses	8,442	360		8,802
Noninterest income	1,728	2,143	(43)	3,828
Noninterest expenses	6,679	2,013	(43)	8,649

Income before income taxes	3,491	490	—	3,981
Income tax expense	757	166	—	923

Net income	$2,734	$324	$—	$3,058

Assets	$998,748	$29,210	$(27,386)	$1,000,572

6.	EXPANSION ACTIVITY

The Company is in the process of opening a loan production office (LPO) in Henrico County in the Richmond market as part of Union Bank & Trust Company. This location will expand loan growth opportunities and our presence in the market.

7.	STOCK REPURCHASE

The Company received authorization from the Board of Directors of Union Bankshares in November 2002 to buy up to 100,000 shares of the Company’s outstanding common stock in the open market at prices that management and the Board of Directors determine are prudent. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock.  It is anticipated that any repurchased shares will be used primarily for general corporate purposes, including the dividend reinvestment plan, incentive stock option plan and other employee benefit plans.

During the first three months of 2003 the Company  repurchased one thousand shares of its common stock in the open market at an average cost of $24.07.  In 2002, for the same time period, the Company repurchased no shares of its common stock.

8.	FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning opinions or judgment of the Company and its management about future events.  Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, and consumer spending and savings habits. The Company does not update any forward-looking statements that may be made from time to time.

INDEPENDENT ACCOUNTANT’S REVIEW REPORT

To the Board of Directors
Union Bankshares Corporation
Bowling Green, Virginia

We have reviewed the condensed consolidated balance sheet of Union Bankshares Corporation and Subsidiaries as of March 31, 2003 and the related condensed consolidated statements of income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2003 and 2002.  These condensed financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Union Bankshares Corporation as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for the year ended (not presented herein); and in our report dated January 15, 2003, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia
May 13, 2003

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

Overview

Net income for the first quarter of 2003 was $3.9 million, up 29.0% from $3.1 million for the same period in 2002. This increase was the result of significant improvement in both business segments.  The community banking segment earnings increased by $664,000 or 24.3% over the prior year’s first quarter driven by growth in loans. The mortgage segment’s performance also improved with net income of $546,000 for the quarter ended March 31, 2003 compared to $324,000 in the comparable quarter of last year. First quarter 2003 diluted earnings per share for the Company amounted to $.52, as compared to $.40 in the same quarter of 2002.  The Company’s annualized return on average assets for the three months ended March 31, 2003 was 1.43% as compared to 1.27% a year ago. The Company’s annualized return on average equity totaled 14.97% and 13.69% for the three months ended March 31, 2003 and 2002, respectively.

Net income from the Company’s community bank segment increased from $2.7 million in the first quarter of 2002 to $3.4 million in the first quarter of 2003.  Much of this increase was attributable to improvements in net interest income and was driven largely by increases in loans and reductions in interest expense.  Loan growth between year end 2002 and March 31, 2003 amounted to $35.3 million while deposits grew $43.4 million over the same period.  This growth in loans helped to offset the impact of declining rates on interest income. In addition, interest expense continued  to decline in a low interest rate environment. Noninterest-bearing deposits grew more than any other deposit category while 36.8% or $15.9 million of the growth was time deposits, primarily certificates of deposit, which locked in lower rates over a longer period of time.

The mortgage segment reported net income of $546,000, an increase of $222,000 or 68.5% in the first quarter of 2003, reflecting continued high levels of mortgage originations in a low mortgage rate environment. The low interest rate environment with strong home sales has led to strong demand for loans to refinance existing loans, as well as mortgages for new and resale home purchases.  MCI’s strategy continues to focus its efforts toward the home purchase market, working with home buyers, builders, realtors and other referral sources to provide a more stable loan production platform. During the first quarter of 2003 mortgage refinancings represented 59% of total originations, up from 39% for the same quarter a year ago.  It is anticipated that rising mortgage rates will significantly reduce mortgage refinancing activity and, to a lesser extent, new and resale home financings. The Company will continue to closely monitor production volumes so adjustments in staffing and other areas can be made in an appropriate and timely manner.

Total assets as of March 31, 2003 were $1.155 billion, an increase of 3.5% from $1.116 billion at December 31, 2002.  Loans totaled $750.1 million at March 31, 2003, an increase of  $35.3 million or 4.9% from $714.8 million at December 31, 2002.  The securities portfolio decreased to $267.4 million at the end of the first quarter of 2003 versus $272.8 at year end 2002 as a result of calls, maturities and prepayments of mortgage backed securities. Loans held for sale increased $6.6 million to $46.4 million compared to the December 31, 2002 balance of $39.8 million. Stockholders’ equity totaled $109.4 million at March 31, 2003, which represents a book value of $14.41 per share.

Total deposits at March 31, 2003 were $941.0 million, up 4.8% from $897.6 million at December 31, 2002.  Other borrowings totaled $92.2 million at March 31, 2003, a 13.8% decrease from $107.0 million at year end 2002.  The other borrowings change is the result of a $13.0 million decrease in securities sold under agreements to repurchase (principally with customers). These changes continue to reflect the lower interest rates for overnight funds.

Competition for deposits, particularly as it impacts certificate of deposit (CD) rates, is rate sensitive. Management continues to focus on increasing and retaining lower cost deposit products (including noninterest-bearing demand deposits and savings accounts) and locking in current lower rates with longer term (3-5 year) CD rates in an effort to maintain a lower cost of funds and a strong interest margin.  Increased competition for both loans and deposits is expected to contribute to some narrowing of the net interest margin until rates start to rise.

On a year-to-year basis, deposits at March 31, 2003 are up 16.8% at $941.0 million compared to $805.4 million at the end of March 2002. Loans are up 18.6% at $750.1 million compared to $632.6 million in March 2002. Of the $135.6 million growth in deposits, $68.9 million or 50.8% was in longer term certificates of deposits providing protection for the net interest margin in a rising rate environment.  The growth in loans allows the Company to maintain a good earnings margin in spite of the lower yield on loans.  As investors gain confidence, some of the lower cost deposits, such as demand and NOW accounts, may move back into the stock market and may cause further compression in the net interest margin.

Net Interest Income

Net interest income on a tax-equivalent basis for the first quarter of 2003 increased by 7.7% to $11.1 million from $10.3 million for the same period a year ago.  Over that time, average interest earning assets grew by $143.5 million or 15.7% and average interest-bearing deposits increased by 15.5%. Of the $105.0 million increase in average interest bearing deposits, 59%, or $61.9 million was in certificate of deposits. Total interest-bearing liabilities on a year to year basis were up 13.3% which reflects the Company’s ability to fund growth through its deposit growth.  The net interest margin was 4.26% in March 2003 down 32 basis points from 4.58% in March of 2002.  For this period, the yield on earning assets was 6.59%, down 75 basis points from 7.34% in March of 2002 and the yield on interest-bearing liabilities was 2.80% down 46 basis points from 3.26% for the same period. The net interest margin of 4.26% at March 31, 2003 is down slightly from 4.34% at the end of December 2002. This decline in the net interest margin was the result of loans repricing  faster than the deposits over this time period. It is expected that this trend will produce some pressure on the margin until interest rates rise.

In addition, the subsidiary banks have periodically engaged in wholesale leverage transactions to better leverage their capital position by borrowing funds to invest in securities at margins of 150 to 200 basis points. Although such transactions increase net income and return on equity, they negatively impact the net interest margin. As of March 31, 2003 such transactions accounted for $10 million of the Company’s total borrowings.

Included in the average earning assets is $36.8 million in loans held for sale.  These loans are mortgage loans originated by the mortgage segment and held for the short period between closing with the customer and funding by the investor. The loans have their final rates locked and are presold to an investor. While the spread on these short term loans provides a positive contribution to interest income and net income, it negatively impacts the net interest margin as these loans are funded at more narrow, short-term spreads. These loans ultimately generate most of their earnings in the noninterest income category through gains on sales of loans.

Union Bankshares Corporation
AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the three months ended March 31,

	2003			2002			2001

	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

	(Dollars in thousands)
Assets:
Securities:
Taxable	$177,848	$2,223	5.07%	$166,289	$2,441	5.95%	$125,103	$2,196	7.12%
Tax-exempt(1)	89,517	1,713	7.76%	91,038	1,763	7.85%	93,533	1,790	7.76%

Total securities	267,365	3,936	5.97%	257,327	4,204	6.63%	218,636	3,986	7.39%
Loans, net	727,975	12,664	7.06%	612,215	11,813	7.83%	582,845	13,161	9.16%
Loans held for sale	36,761	521	5.75%	27,026	484	7.26%	17,579	90	2.08%
Federal funds sold	18,529	44	0.96%	15,626	56	1.45%	5,450	72	5.36%
Money market investments	6,114	18	1.19%	1,869	6	1.30%	—	—
Interest-bearing deposits in other banks	1,551	4	1.05%	745	3	1.63%	734	8	4.42%

Total earning assets	1,058,295	17,187	6.59%	914,808	16,566	7.34%	825,244	17,317	8.51%
Allowance for loan losses	(9,473)			(7,558)			(7,592)
Total non-earning assets	72,277			69,649			69,177

Total assets	$1,121,099			$976,899			$886,829

Liabilities & Stockholders’ Equity:
Interest-bearing deposits:
Checking	$129,022	174	0.55%	$113,796	276	0.98%	$95,882	451	1.91%
Money market savings	95,920	269	1.14%	81,525	302	1.50%	62,024	474	3.10%
Regular savings	87,207	216	1.00%	73,761	246	1.35%	57,884	321	2.25%
Certificates of deposit:
$100,000 and over	156,517	1,544	4.00%	132,028	1,421	4.36%	126,926	1,891	6.04%
Under $100,000	312,914	2,884	3.74%	275,467	2,970	4.37%	265,221	4,000	6.12%

Total interest-bearing deposits	781,580	5,087	2.64%	676,577	5,215	3.13%	607,937	7,137	4.76%
Other borrowings	97,363	974	4.06%	99,135	1,020	4.17%	105,527	1,529	5.88%

Total interest-bearing liabilities	878,943	6,061	2.80%	775,712	6,235	3.26%	713,464	8,666	4.93%
Noninterest-bearing liabilities:
Demand deposits	124,837			104,841			87,819
Other liabilities	10,486			5,732			5,998

Total liabilities	1,014,266			886,285			807,281
Stockholders’ equity	106,833			90,613			79,548

Total liabilities and stockholders’ equity	$1,121,099			$976,898			$886,829

Net interest income .		$11,126			$10,331			$8,651

Interest rate spread .			3.79%			4.08%			3.58%
Interest expense as a percent of average earning assets			2.32%			2.76%			4.26%
Net interest margin			4.26%			4.58%			4.25%

(1) Income and yields are reported on a taxable equivalent basis.

Provision for Loan Losses

The provision for loan losses totaled $387,000 for the first quarter of 2003, down from $830,000 for the first quarter of 2002.  This lower expense was the result of several classified loans being paid out and recoveries exceeding charge-offs in the first quarter.  These provisions reflect the increase in the loan portfolio for the three months ended March 31, 2003 and management’s assessment of the credit risk in the portfolio. (See Asset Quality)

Noninterest Income

Noninterest income for the three months ended March 31, 2003 totaled $4.7 million, up $848,000 from $3.8 million for the same period a year ago. A significant portion of the increase came in gains on sales of loans in the mortgage banking segment which increased $642,000 compared to the same quarter last year.  Service charges on deposit accounts increased $200,000 reflecting increases in overdraft and return check charges and DDA activity service charges.  Other service charges and fees decreased $66,000, reflecting a $70,000 decline in brokerage commissions which was only offset slightly by an increase of $29,000 in debit card income. Other operating income increased $96,000 over the prior year, reflecting $11,000 of rental income and $78,000 in income from the Company’s investment in Johnson Mortgage Company by the Bank of Williamsburg subsidiary. Management continues to seek additional sources of noninterest income, including increased emphasis on cross-selling services and better leveraging the financial services available throughout the organization.

Noninterest Expense

Noninterest expense in the first quarter of 2003 totaled $9.3 million, an increase of $631,000 over the same period in 2002.  Personnel costs were up $787,000 or 15.5% over last year’s first quarter, with salaries and other benefits categories reflecting normal increases, the addition of the Thornburg branch and the Manassas and Richmond loan production offices (LPO), increased group insurance expense and an increase of $311,000 in commission costs as a result of higher mortgage loan production. Occupancy expense was up $109,000 largely as a result of increases in rental costs for the LPO office in Manassas and in depreciation expense for the new branch in Thornburg and transitioning costs related to the move of the Newport News office to a nearby full-service facility.  Furniture & equipment expense was down $110,000 largely from a decline in depreciation expense and amortization of software.  These decreases were the result of software and equipment purchased for the back office consolidation in prior periods becoming fully depreciated.

Other operating expenses were down $155,000 over last year’s first quarter.  While operating expenses and franchise taxes increased from the expansion and growth,  professional fees for consulting and legal services were down $149,000 and marketing expenses were down $95,000.      The broadest expense category, other expenses, was relatively flat compared to the previous year with an increase of $7,000.  Management continues to monitor expenses closely to ensure the increases are in line with the Company’s expectations.

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

Management maintains a list of loans which have a potential weakness that may need special attention.  This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. The allowance for loan losses totaled $9.6 million at March 31, 2003 or 1.28% of total loans, as compared to 1.28% at December 31, 2002 and 1.24% at March 31, 2002.

	March 31, 2003	December 31, 2002	March 31, 2002

	(dollars in thousands)
Nonaccrual loans	$583	$136	$818
Foreclosed properties	774	774	909

Nonperforming assets	$1,357	$910	$1,727

Allowance for loan losses	$9,592	$9,179	$7,827
Allowance as % of total loans	1.28%	1.28%	1.24%
Allowance as % of nonperforming assets	707%	1009%	453%
Nonperforming assets to loans and foreclosed properties	.18%	.13%	.27%
Net charge-offs (Annualized) to average loans outstanding	-.02%	.16%	.22%

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

Since December 31, 2002 stockholders’ equity has increased by $3.9 million, principally as a result of net income of $3.9 million for the first three months of 2003.  Other transactions to  stockholders’ equity netted each other out with a $117,000 decrease in the unrealized gain on the

Company’s securities portfolio, a $24,000 decrease from repurchased stock and a $138,000 increase from the issuance of stock issued under the Incentive Stock Option plan.

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

At March 31, 2003, the Company’s ratio of total capital to risk-weighted assets was 12.32% and its ratio of Tier 1 capital to risk-weighted assets was 11.20%.  Both ratios exceed the minimum capital requirements.  The following summarizes the Company’s regulatory capital and related ratios at March 31, 2003 (dollars in thousands):

Tier 1 capital	$96,457
Tier 2 capital	9,592
Total risk-based capital	106,049
Total risk-weighted assets	861,029
Capital Ratios:
Tier 1 risk-based capital ratio	11.20%
Total risk-based capital ratio	12.32%
Leverage ratio (Tier 1 capital to average adjusted total assets)	8.65%
Equity to assets ratio	9.47%

The Company’s book value per share at March 31, 2003 was $14.41.  Dividends to stockholders are typically paid semi-annually in May and November.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, money market investments, Federal funds sold, securities available for sale and loans maturing within one year.  The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity.  Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through Federal funds lines with several regional banks and a line of credit with the Federal Home Loan Bank (FHLB).  Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

At March 31, 2003 cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year were 51.9% of total earning assets.  At March 31, 2003 approximately $462.6 million or 58.5% of total loans are scheduled to mature or reprice within the next year.  In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued no accounting pronouncements during the first quarter of 2003 that are pertinent to the Company’s lines of business.

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

The following table represents the interest rate sensitivity on (fully tax equivalent basis) net income for the Company using different rate scenarios as of March 31, 2003:

Change in Prime Rate	% Change in Net Income

+200 basis points	+28%
+100 basis points	+14%
Most likely	0
-100 basis points	-13%
-200 basis points	-19%

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

The following chart reflects the change in net market value over different rate environments as of March 31, 2003:

Change in Economic Value of Equity
Change in Prime Rate	(dollars in thousands)

+200 basis points	$10,524
+100 basis points	6,463
Most likely	0
-100 basis points	-6,456
-200 basis points	- 18,907

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

UNION BANKSHARES CORPORATION
(Registrant)

May 14, 2003	/s/ G. WILLIAM BEALE
(Date)
G. William Beale, President, Chief Executive Officer and Director

May 14, 2003	/s/ D. ANTHONY PEAY
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

Date: May 14, 2003
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

Date: May 14, 2003
/s/ D. ANTHONY PEAY

D. Anthony Peay Senior Vice President and Chief Financial Officer

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
Index to Exhibits
 Form 10-Q /March 31, 2003

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