Form 10-Q
period 2003-06-30
UNION BANKSHARES CORP
filed 2003-08-14
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

Commission File No. 0-20293

UNION BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1598552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 North Main Street

P.O. Box 446

Bowling Green, Virginia 22427

(Address of principal executive offices) (zipcode)

(804) 633-5031

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act). YES  ☒  NO  ☐

As of August 11, 2003, Union Bankshares Corporation had 7,606,887 shares of Common Stock outstanding.

UNION BANKSHARES CORPORATION

FORM 10-Q

June 30, 2003

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share information)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash and cash equivalents:
Cash and due from banks	$28,966	$29,104
Interest-bearing deposits in other banks	1,773	909
Money market investments	199	15,142
Federal funds sold	7,150	1,247

Total cash and cash equivalents	38,088	46,402

Securities available for sale, at fair value	255,525	272,755

Loans held for sale	60,751	39,771

Loans, net of unearned income	788,792	714,764
Less allowance for loan losses	10,252	9,179

Net loans	778,540	705,585

Bank premises and equipment, net	24,766	21,577
Other real estate owned	464	774
Other assets	29,883	28,861

Total assets	$1,188,017	$1,115,725

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$152,443	$134,172
Interest-bearing deposits:
NOW accounts	136,018	128,764
Money market accounts	94,558	88,440
Savings accounts	89,172	84,983
Time deposits of $100,000 and over	162,400	152,968
Other time deposits	323,516	308,315

Total interest-bearing deposits	805,664	763,470

Total deposits	958,107	897,642

Securities sold under agreements to repurchase	37,393	43,227
Other short-term borrowings	—	1,550
Long-term borrowings	61,764	62,219
Other liabilities	16,371	5,595

Total liabilities	1,073,635	1,010,233

Commitments and contingencies

Stockholders’ equity:
Common stock, $2 par value. Authorized 24,000,000 shares; issued and outstanding, 7,605,583 , and 7,579,707 shares, respectively	15,211	15,159
Surplus	1,795	1,442
Retained earnings	88,077	81,997
Accumulated other comprehensive income	9,299	6,894

Total stockholders’ equity	114,382	105,492

Total liabilities and stockholders’ equity	$1,188,017	$1,115,725

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest and dividend income :
Interest and fees on loans	$13,456	$12,472	$26,562	$24,669
Interest on Federal funds sold	21	37	65	93
Interest on interest-bearing deposits in other banks	8	4	12	7
Interest on money market investments	4	6	22	12
Interest and dividends on securities:
Taxable	2,123	2,432	4,346	4,873
Nontaxable	1,139	1,168	2,270	2,332

Total interest and dividend income	16,751	16,119	33,277	31,986

Interest expense:
Interest on deposits	5,035	5,034	10,122	10,249
Interest on Federal funds	7	—	8
Interest on short-term borrowings	66	116	136	223
Interest on long-term borrowings	912	922	1,818	1,835

Total interest expense	6,020	6,072	12,084	12,307

Net interest income	10,731	10,047	21,193	19,679

Provision for loan losses	645	739	1,032	1,569

Net interest income after provision for loan losses	10,086	9,308	20,161	18,110

Noninterest income:
Service charges on deposit accounts	1,238	1,015	2,283	1,860
Other service charges, commissions and fees	667	650	1,256	1,305
Gains (losses) on securities transactions, net	1	(162)	(14)	(161)
Gains on sales of loans	3,963	2,071	6,748	4,214
Gains on sales of other real estate owned and bank premises, net	10	67	17	82
Other operating income	332	191	597	360

Total noninterest income	6,211	3,832	10,887	7,660

Noninterest expenses:
Salaries and benefits	6,495	5,082	12,345	10,145
Occupancy expenses	635	554	1,298	1,108
Furniture and equipment expenses	601	653	1,192	1,354
Other operating expenses	2,533	2,360	4,709	4,691

Total noninterest expenses	10,264	8,649	19,544	17,298

Income before income taxes	6,033	4,491	11,504	8,472
Income tax expense	1,697	1,038	3,224	1,961

Net income	$4,336	$3,453	$8,280	$6,511

Basic net income per share	$0.57	$0.46	$1.09	$0.86
Diluted net income per share	$0.57	$0.45	$1.08	$0.86

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance - December 31, 2001	$15,052	$446	$71,419	$2,062		$88,979
Comprehensive income:
Net income - for the six months ended June 30, 2002			6,511		$6,511	6,511
Unrealized holding gains arising during the period (net of tax, $1,758)					3,413
Reclassification adjustment for losses included in net income (net of tax, $55)					106

Other comprehensive income (net of tax, $1,813)				3,519	3,519	3,519

Total comprehensive income					$10,030

Cash dividends - 2002 ($.25 per share)			(1,884)			(1,884)
Issuance of common stock under Dividend Reinvestment Plan (9,549 shares)	19	196	—			215
Issuance of common stock under Incentive Stock Option Plan (6,950 shares)	14	70				84
Issuance of common stock in exchange for net assets in acquisition (17,156 shares)	34	299				333

Balance - June 30, 2002 (Unaudited)	$15,119	$1,011	$76,046	$5,581		$97,757

Balance - December 31, 2002	$15,159	$1,442	$81,997	$6,894		$105,492
Comprehensive income:
Net income - for the six months ended June 30, 2003			8,280		$8,280	8,280
Unrealized holding gains arising during the period (net of tax, $1,234)					2,396
Reclassification adjustment for losses included in net income (net of tax, $5)					9

Other comprehensive income (net of tax, $1,239)				2,405	2,405	2,405

Total comprehensive income					$10,685

Cash dividends - 2003 ($.29 per share)			(2,200)			(2,200)
Issuance of common stock under Dividend Reinvestment Plan (8,600 shares)	17	205	—			222
Stock repurchased under Stock Repurchase Plan (1,000 shares)	(2)	(22)				(24)
Issuance of common stock under Incentive Stock Option Plan (18,276 shares)	37	170				207

Balance - June 30, 2003 (Unaudited)	$15,211	$1,795	$88,077	$9,299		$114,382

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2003 and 2002

(dollars in thousands)

	2003	2002
Operating activities:
Net income	$8,280	$6,511
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of bank premises and equipment	957	988
Amortization	813	991
Provision for loan losses	1,032	1,569
Losses on sales of securities available for sale	14	161
Gains on sales of other real estate owned and bank premises, net	(17)	(82)
(Increase) decrease in loans held for sale	(20,980)	24,062
Increase (decrease) in other assets	(2,296)	232
Increase in other liabilities	10,776	4,240

Net cash and cash equivalents provided by (used in) operating activities	(1,421)	38,672

Investing activities:
Purchase of securities available for sale	(35,479)	(24,364)
Proceeds from sale of securities available for sale	4,433	5,250
Proceeds from maturities of securities available for sale	51,377	20,643
Net increase in loans	(73,987)	(70,946)
Purchases of bank premises and equipment	(4,400)	(2,037)
Proceeds from sales of bank premises and equipment	15	218
Proceeds from sales of other real estate owned	317	195

Net cash and cash equivalents used in investing activities	(57,724)	(71,041)

Financing activities:
Net increase in noninterest-bearing deposits	18,271	8,141
Net increase in interest-bearing deposits	42,194	21,447
Net decrease in short-term borrowings	(7,384)	(3,492)
Net decrease in long-term borrowings	(455)	(456)
Issuance of common stock	429	299
Purchase of common stock	(24)	—
Cash dividends paid	(2,200)	(1,884)

Net cash and cash equivalents provided by financing activities	50,831	24,055

Decrease in cash and cash equivalents	(8,314)	(8,314)
Cash and cash equivalents at beginning of period	46,402	38,915

Cash and cash equivalents at end of period	$38,088	$30,601

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$12,074	$12,552
Income taxes	$3,408	$2,017

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2003

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share amounts)

Net income, as reported	$4,336	$3,453	$8,280	$6,511

Total stock-based compensation expense determined under fair value based method for all awards	(85)	(50)	(169)	(101)

Pro forma net income	$4,251	$3,403	$8,111	$6,410

Earning per share:
Basic - as reported	$0.57	$0.46	$1.09	$0.86

Basic - pro forma	$0.56	$0.45	$1.07	$0.85

Diluted - as reported	$0.57	$0.45	$1.08	$0.86

Diluted - pro forma	$0.55	$0.45	$1.06	$0.84

3.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the six months ended June 30, (in thousands):

	2003	2002
Balance, January 1	$9,179	$7,336
Provisions charged to operations	1,032	1,569
Recoveries credited to allowance	494	231
Loans charged off	(453)	(702)

Balance, June 30	$10,252	$8,434

4.	EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. At June 30, 2003 there were 64,950 stock options that were anti-dilutive, while no options were anti-dilutive at June 30, 2002. The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands except per share data)
Earnings per common share computation:
Numerator: Net Income	$4,336	$3,453	8,280	$6,511
Denominator: Average common shares outstanding	7,600	7,552	7,595	7,544
Earnings per common share	0.57	0.46	1.09	0.86

Diluted earnings per common share computation:
Numerator: Net Income	4,336	3,453	8,280	6,511
Denominator: Average common shares outstanding	7,600	7,552	7,595	7,544
Effect of dilutive stock options	68	72	65	59

Average diluted common shares outstanding	7,668	7,624	7,660	7,603
Diluted earnings per common share	0.57	0.45	1.08	0.86

5.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In addition to commitments to extend credit and issue standby letters of credit, the Company’s subsidiary, the Bank of Williamsburg is a guarantor on the warehousing line used for short term funding of loans held for sale by Johnson Mortgage Company. The total amount of potential liability is $2.4 million. This is a requirement of the lender and generates only de minimis risk for the Company since the collateral loans have commitments from investors before they are made.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Corporation’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation’s consolidated financial statements.

7.	SEGMENT REPORTING DISCLOSURES

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2003 and 2002 follows:

Union Bankshares Corporation

Segment Report

	Community Banks	Mortgage	Elimination	Consolidated Totals
	(in thousands)
Three Months ended June 30, 2003
Net interest income	$10,302	$429	$—	$10,731
Provision for loan losses	645	—	—	$645

Net interest income after provision for loan losses	9,657	429	—	$10,086
Noninterest income	2,298	3,963	(50)	$6,211
Noninterest expenses	7,438	2,876	(50)	$10,264

Income before income taxes	4,517	1,516	—	$6,033
Income tax expense	1,098	599	—	$1,697

Net income	$3,419	$917	$—	$4,336

Assets	$1,178,109	$64,930	$(55,022)	$1,188,017

Three Months ended June 30, 2002
Net interest income	$9,887	$160	$—	$10,047
Provision for loan losses	739	—	—	739

Net interest income after provision for loan losses	9,148	160	—	9,308
Noninterest income	1,806	2,070	(44)	3,832
Noninterest expenses	6,774	1,919	(44)	8,649

Income before income taxes	4,180	311	—	4,491
Income tax expense	932	106	—	1,038

Net income	$3,248	$205	$—	$3,453

Assets	$1,018,509	$21,520	$(18,274)	$1,021,755

Six Months ended June 30, 2003
Net interest income	$20,354	$839	$—	$21,193
Provision for loan losses	1,032	—	—	1,032

Net interest income after provision for loan losses	19,322	839	—	20,161
Noninterest income	4,236	6,749	(98)	10,887
Noninterest expenses	14,440	5,202	(98)	19,544

Income before income taxes	9,118	2,386	—	11,504
Income tax expense	2,302	922	—	3,224

Net income	$6,816	$1,464	$—	$8,280

Assets	$1,178,109	$64,930	$(55,022)	$1,188,017

Six Months ended June 30, 2002
Net interest income	$19,159	$520	$—	$19,679
Provision for loan losses	1,569	—	—	1,569

Net interest income after provision for loan losses	17,590	520	—	18,110
Noninterest income	3,534	4,213	(87)	7,660
Noninterest expenses	13,453	3,932	(87)	17,298

Income before income taxes	7,671	801	—	8,472
Income tax expense	1,689	272	—	1,961

Net income	$5,982	$529	$—	$6,511

Assets	$1,018,509	$21,520	$(18,274)	$1,021,755

8.	STOCK REPURCHASE

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

During the first six months of 2003 the Company repurchased 1,000 shares of its common stock in the open market at an average cost of $24.07. In 2002, for the same time period, the Company repurchased no shares of its common stock.

INDEPENDENT ACCOUNTANT’S REVIEW REPORT

To the Board of Directors

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the condensed consolidated balance sheet of Union Bankshares Corporation and Subsidiaries as of June 30, 2003 and the related condensed consolidated statements of income, stockholders’ equity and cash flows for the three and six month periods ended June 30, 2003 and 2002. These condensed financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Union Bankshares Corporation as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for the year ended (not presented herein); and in our report dated January 15, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

August 13, 2003

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

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, the Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that are used. The fair value of the investment portfolio is based on period end valuations but changes daily with the market. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of these transactions would be the same, the timing of events that would impact these transactions could change.

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

Goodwill and Intangibles

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets will be subject to at least an annual impairment review and more frequently if certain impairment indicators are in evidence. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

Results of Operations

Net income for the second quarter of 2003 was $4.3 million, up 25.6% from $3.5 million for the same period in 2002. This increase was the result of continued strong volumes in the mortgage segment and steady growth in the community bank segment. The mortgage segment’s earnings improved by $712,000 or 347.3% with net income totaling $917,000 for the quarter ended June 30, 2003 compared to $205,000 in the comparable quarter of last year. The community banking segment earnings increased by $171,000 or 5.3% over the prior year’s second quarter and was driven primarily by growth in loans. Second quarter 2003 diluted earnings per share for the Company amounted to $.57, as compared to $.45 in the same quarter of 2002. The Company’s annualized return on average assets for the three months ended June 30, 2003 was 1.50% as compared to 1.38% a year ago. The Company’s annualized return on average equity was 15.60% and 14.80% for the three months ended June 30, 2003 and 2002, respectively.

The mortgage segment reported net income reflecting high levels of mortgage originations in a historically low mortgage rate environment. These low interest rates have created a favorable environment for mortgage refinancings while continuing to support strong home sales for new and resale home purchases. During the second quarter of 2003 mortgage refinancings represented 55% of total originations, down from 59% for the first quarter of 2003, but up significantly from 26% for the same quarter a year ago. Despite the higher refinancing levels within the mortgage segment in 2003, management believes they are lower than current industry levels. In a more stable interest rate environment, management expects refinance activity to represent 15-20% of origination volumes. MCI’s strategy continues to focus its efforts toward the home purchase market, working with home buyers, builders, realtors and other referral sources to provide a more stable loan production platform. This strategy should generate a steady flow of business in a more normal rate environment. It is anticipated that rising mortgage rates will significantly reduce mortgage refinancing activity and, to a lesser extent, new and resale home financings. The Company will continue to closely monitor production volumes so adjustments in staffing and other areas can be made in an appropriate and timely manner.

Net income from the Company’s community bank segment increased from $3.2 million in the second quarter of 2002 to $3.4 million in the second quarter of 2003. This increase was attributable to improvements in net interest income and higher noninterest income. The improvement in net interest income was driven by continued increases in loans and flat deposit interest expense on higher deposit balances. Loan growth between year end 2002 and June 30, 2003 amounted to $74.0 million while deposits grew $60.5 million over the same period. This growth in loans continued to help offset the impact of declining rates on interest earning assets. In addition, interest expense continued to decline in a low interest rate environment with other borrowings expense declining while deposit interest was flat when comparing second quarter 2003 to 2002. Noninterest-bearing deposits grew more than any other deposit category while 40.7% or $24.6 million of the growth was time deposits, primarily certificates of deposit, which locked in lower rates over a longer period of time.

Total assets as of June 30, 2003 were $1.188 billion, an increase of 6.5% from $1.116 billion at December 31, 2002. Loans totaled $788.8 million at June 30, 2003, an increase of $74.0 million or 10.4% from $714.8 million at December 31, 2002. The securities portfolio decreased to $255.5 million at the end of the second quarter of 2003 versus $272.8 at year end 2002 as a result of calls, maturities and prepayments of mortgage backed securities. Loans held for sale, driven by mortgage originations, increased $21.0 million to $60.8 million compared to the December 31, 2002 balance of $39.8 million. Stockholders’ equity totaled $114.4 million at June 30, 2003, which represents a book value of $15.04 per share.

Total deposits at June 30, 2003 were $958.1 million, up 6.7% from $897.6 million at December 31, 2002. Other borrowings totaled $99.2 million at June 30, 2003, a 7.3% decrease from $107.0 million at year end 2002. The other borrowings change is the result of a $5.8 million decrease in securities sold under agreements to repurchase (principally with customers) and a $1.5 million decrease in other short term borrowings (Federal funds purchased). These changes continue to reflect the lower interest rates for overnight funds.

Competition for deposits, particularly as it impacts certificate of deposit (CD) rates, is rate sensitive. Management continues to focus on increasing and retaining lower cost deposit products (including noninterest-bearing demand deposits and savings accounts) and locking in current lower rates with longer term (3-5 year) CD rates in an effort to maintain a lower cost of funds and a stable interest margin. Increased competition for both loans and deposits has contributed to some narrowing of the net interest margin and this narrowing is expected to continue until rates start to rise.

On a year-to-year basis, deposits at June 30, 2003 are up 17.8% at $958.1 million compared to $813.7 million at the end of June 2002. Loans are up 17.7% at $788.8 million compared to $670.2 million in June 2002. Of the $144.4 million growth in deposits, $75.0 million or 51.9% was in longer term certificates of deposits providing protection for the net interest margin in a rising rate environment. While the growth in loans has allowed the Company to maintain a good earnings margin in spite of the lower yield on loans, the prolonged low interest rate environment is expected to further narrow the margin since earning asset yields typically drop faster than deposit rates. As investors gain confidence, some of the lower cost deposits, such as demand and NOW accounts, may move back into the stock market and cause further compression in the net interest margin.

Net income for the six months ended June 30, 2003 was $8.3 million, up from $6.5 million for the same period in 2002. The increase was the result of exceptionally strong earnings from the mortgage segment and steady growth in the community bank segment. The mortgage segment’s net income of $1.464 million for the six months ended June 30, 2003 compared to $529,000 for the same period last year. The community banking segment increased earnings by $834,000, or 13.9% to $6.8 million at June 30, 2003 compared to $6.0 million at June 30, 2002. Diluted earnings per share increased 25.5% and amounted to $1.08 at June 30, 2003, as compared to $.86 at June 30, 2002. The Company’s annualized return on average assets for the six months ended

June 30, 2003 was 1.47% as compared to 1.33% a year ago while the annualized return on average equity totaled 15.29% and 14.25% for the same period, respectively.

Net Interest Income

Net interest income on a tax-equivalent basis for the second quarter of 2003 increased by 6.0% to $11.4 million from $10.8 million for the same period a year ago. Over that time, average interest earning assets grew by $150.8 million or 16.1% and average interest-bearing deposits increased by $109.5 million or 15.9%. Of the $109.5 million increase in average interest bearing deposits, 67.5%, or $73.9 million was in certificate of deposits. Total interest-bearing liabilities on a year to year basis were up 13.4% which reflects the Company’s ability to fund growth through deposits. The net interest margin was 4.20% for the three months ended June 30, 2003, down 40 basis points from 4.60% the same period in 2002. For this period, the yield on earning assets was 6.42%, down 78 basis points from 7.20% in June of 2002 and the yield on interest-bearing liabilities was 2.70% down 39 basis points from 3.09% for the same period. The net interest margin of 4.20% at June 30, 2003 is down slightly from 4.26% at the end of the first quarter 2003. This decline in the net interest margin was principally the result of loans repricing faster than deposits over this time period. This trend is expected to continue to produce compression of the margin until interest rates rise.

In addition, the subsidiary banks have periodically engaged in wholesale leverage transactions to better leverage their capital position by borrowing funds to invest in securities at margins of 150 to 200 basis points. Although such transactions increase net income and return on equity, they negatively impact the net interest margin. As of June 30, 2003 such transactions accounted for $10 million of the Company’s total borrowings.

Included in the average earning assets is $49.1 million in loans held for sale. These loans are mortgage loans originated by the mortgage segment and held for the short period between closing with the customer and funding by the investor. The loans have their final rates locked and are presold to an investor. A subsidiary bank funds these presold mortgages in a warehouse line of credit with a short term funding rate since the life expectancy is usually ninety days or less. The spread between the mortgage laons rates and the warehouse line rates provides a positive contribution to interest income and net income. It positively impacts the net interest margin in a declining rate environment and negatively impacts the net interest margin in a rising rate environment since the short term funding rates are changing more rapidly. Upon funding by the investor, these loans generate earnings in the noninterest income category through gains on sales of loans.

Union Bankshares Corporation

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the three months ended June 30,
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Securities:
Taxable	$176,230	$2,124	4.83%	$165,835	$2,432	5.88%	$128,943	$2,223	6.92%
Tax-exempt(1)	86,261	1,726	8.03%	93,143	1,771	7.63%	92,092	1,783	7.77%

Total securities	262,491	3,850	5.88%	258,978	4,203	6.51%	221,035	4,006	7.27%
Loans, net	760,843	12,923	6.81%	652,687	12,418	7.63%	588,163	12,927	8.82%
Loans held for sale	49,122	612	5.00%	15,079	160	4.26%	31,609	173	2.20%
Federal funds sold	11,451	20	0.70%	8,736	37	1.70%	6,941	55	3.18%
Money market investments	1,374	4	1.17%	583	5	3.44%	—	—
Interest-bearing deposits in other banks	2,641	8	1.21%	1,010	4	1.59%	870	10	4.61%

Total earning assets	1,087,922	17,417	6.42%	937,073	16,827	7.20%	848,618	17,171	8.12%
Allowance for loan losses	(9,743)			(8,089)			(7,900)
Total non-earning assets	77,489			71,736			69,549

Total assets	$1,155,668			$1,000,720			$910,267

Liabilities & Stockholders’ Equity:
Interest-bearing deposits:
Checking	$133,009	160	0.48%	$120,243	292	0.97%	$98,444	438	1.78%
Money market savings	95,341	250	1.05%	84,788	309	1.46%	64,322	475	2.96%
Regular savings	88,902	197	0.89%	76,672	256	1.34%	58,911	417	2.84%
Certificates of deposit:
$100,000 and over	161,719	1,567	3.89%	131,709	1,392	4.24%	127,217	1,905	6.01%
Under $100,000	320,366	2,862	3.58%	276,457	2,785	4.04%	270,601	3,893	5.77%

Total interest-bearing deposits	799,337	5,036	2.53%	689,869	5,034	2.93%	619,495	7,128	4.62%
Other borrowings	94,838	982	4.15%	98,485	1,038	4.23%	108,646	1,403	5.18%

Total interest-bearing liabilities	894,175	6,018	2.70%	788,354	6,072	3.09%	728,141	8,531	4.70%

Noninterest bearing liabilities:
Demand deposits	137,171			111,971			92,202
Other liabilities	12,825			6,798			5,613

Total liabilities	1,044,171			907,123			825,956
Stockholders’ equity	111,497			93,597			84,311

Total liabilities and stockholders’ equity	$1,155,668			$1,000,720			$910,267

Net interest income		$11,399			$10,755			$8,640

Interest rate spread			3.72%			4.11%			3.42%
Interest expense as a percent of average earning assets			2.22%			2.60%			4.03%
Net interest margin			4.20%			4.60%			4.09%

(1)	Income and yields are reported on a taxable equivalent basis.

Union Bankshares Corporation

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the six months ended June 30,
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Securities:
Taxable	$177,034	$4,347	4.95%	$166,060	$4,873	5.92%	$127,034	$4,419	7.01%
Tax-exempt(1)	87,880	3,439	7.89%	92,096	3,534	7.74%	92,808	3,573	7.76%

Total securities	264,914	7,786	5.93%	258,156	8,407	6.57%	219,842	7,992	7.33%
Loans, net	744,500	25,586	6.93%	632,563	24,355	7.76%	585,518	26,088	8.98%
Loans held for sale	42,976	1,133	5.32%	21,019	520	4.99%	24,633	263	2.15%
Federal funds sold	14,970	64	0.86%	12,162	93	1.54%	6,199	127	4.13%
Money market investments	3,731	22	1.19%	1,223	12	1.98%	—	—
Interest-bearing deposits in other banks	2,099	13	1.25%	878	7	1.61%	803	18	4.52%

Total earning assets	1,073,190	34,604	6.50%	926,001	33,394	7.27%	836,995	34,488	8.31%
Allowance for loan losses	(9,609)			(7,825)			(7,747)
Total non-earning assets	74,898			70,698			69,382

Total assets	$1,138,479			$988,874			$898,630

Liabilities & Stockholders’ Equity:
Interest-bearing deposits:
Checking	$131,026	333	0.51%	$117,037	569	0.98%	$97,170	890	1.85%
Money market savings	95,629	519	1.09%	83,165	610	1.48%	63,179	949	3.03%
Regular savings	88,059	414	0.95%	75,225	502	1.35%	57,784	728	2.54%
Certificates of deposit:
$100,000 and over	159,133	3,111	3.94%	131,868	2,813	4.30%	127,072	3,796	6.02%
Under $100,000	316,661	5,745	3.66%	275,965	5,755	4.21%	268,543	7,902	5.93%

Total interest-bearing deposits	790,508	10,122	2.58%	683,260	10,249	3.02%	613,748	14,265	4.69%
Other borrowings	96,093	1,956	4.10%	97,904	2,058	4.24%	107,016	2,932	5.52%

Total interest-bearing liabilities	886,601	12,078	2.75%	781,164	12,307	3.18%	720,764	17,197	4.81%

Noninterest bearing liabilities:
Demand deposits	131,038			108,426			90,021
Other liabilities	11,662			7,171			5,806

Total liabilities	1,029,301			896,761			816,591
Stockholders’ equity	109,178			92,113			82,039

Total liabilities and stockholders’ equity	$1,138,479			$988,874			$898,630

Net interest income		$22,526			$21,087			$17,291

Interest rate spread			3.76%			4.10%			3.50%
Interest expense as a percent of average earning assets			2.27%			2.68%			4.14%
Net interest margin			4.23%			4.59%			4.17%

(1)	Income and yields are reported on a taxable equivalent basis.

Provision for Loan Losses

The provision for loan losses totaled $645,000 for the second quarter of 2003, down from $739,000 for the second quarter of 2002. For the six months ended June 30, 2003, the provision was $1,032,000 versus $1,569,000 for the same period in 2002. This lower expense was the result of several classified loans being paid out or upgraded and recoveries exceeding charge-offs in the both the first and second quarters of 2003. These improvements were partially offset by reserves related to two large loans placed on nonaccrual status at the end of the second quarter 2003. Management feels the overall credit quality of the portfolio is good based on the analysis of the portfolio. (See Asset Quality)

Noninterest Income

Noninterest income for the three months ended June 30, 2003 totaled $6.2 million, up $2.4 from $3.8 million for the same period a year ago. Over 79% of this increase came in gains on sales of loans in the mortgage banking segment which increased $1.9 million compared to the same quarter last year. Service charges on deposit accounts increased $223,000 reflecting increases in overdraft and return check charges and DDA activity service charges. This is partially attributable to an overdraft protection product which the Company introduced in June 2003. Other service charges and fees increased $17,000, reflecting flat earnings in brokerage commissions, an increase of $14,000 in letter of credit fees and an increase of $38,000 in debit card income. Other operating income increased $141,000 over the prior year’s second quarter, reflecting $19,000 of rental income and $114,000 in income from the Company’s investment in Johnson Mortgage Company by the Bank of Williamsburg subsidiary. Management continues to seek additional sources of noninterest income, including increased emphasis on cross-selling services and better leveraging the financial services available throughout the organization.

Noninterest income for the six months ended June 30, 2003 totaled $10.9 million, up $3.2 million from $7.7 million for the six months ended June 30, 2002. Most of this increase is attributed to the gain on sales of loans in the mortgage segment which was $6.7 million or $2.5 million over the same period last year. Service charges on deposits are up $423,000 as a result of increases in overdraft and return check charges and service charges. Other service charges are down through the first six months by $49,000 as a result of an $87,000 decline in brokerage commissions. Other operating income is up $237,000 as a result of the addition of Johnson Mortgage Company and rental income.

Noninterest Expense

Noninterest expense for the second quarter of 2003 totaled $10.3 million, an increase of $1.6 million over the same period in 2002. Personnel costs were up $1.4 million or 27.8% over last year’s second quarter, with salaries and other benefits categories reflecting normal increases, the addition of the Thornburg branch and the Manassas and Richmond loan production offices (LPO), increased group insurance expense and an increase of $771,000 in commission costs as a result of higher mortgage loan production. Occupancy expense was up $81,000 largely as a result of increases in rental costs for the LPO office in Manassas and in depreciation expense for the new branch in Thornburg and the LPO in Richmond and transitioning costs related to the move of the Newport News office to a nearby full-service facility. Furniture & equipment expense was down $52,000 largely from a decline in depreciation expense, amortization of software and equipment maintenance. These decreases were the result of software and equipment purchased for the back office consolidation in prior periods becoming fully depreciated.

Other operating expenses were up $173,000 over last year’s second quarter. While operating expenses and franchise taxes increased from the expansion and growth, professional fees for consulting and legal services were down $22,000. Marketing expenses were up $127,000 as a result of advertising for our new overdraft protection product and the opening of the relocated Newport News branch of Bank of Williamsburg. The broadest expense category, other expenses, was down $42,000 from the previous year’s second quarter as a result of lower other losses in the quarter. Management continues to monitor expenses closely to ensure the increases are in line with the Company’s expectations.

Noninterest expense for the six months ended June 30, 2003 was up $2.2 million at $19.5 compared to $17.3 million for the six months ended June 30, 2002. Most of the increase is the result of a $2.2 million increase in salaries and benefits, which is the result of new locations in Manassas, Richmond, Newport News and Thornburg as well as a $1.1 million increase in commissions. The commissions are up due to the high mortgage loan origination volume. Occupancy was up $190,000 while furniture and equipment expense was down $162,000. Other operating expense for the six months ended June 30, 2003 was up only $18,000.

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

Management maintains a list of loans which have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. At the end of the second quarter 2003, two commercial real estate loans to the same borrower totaling $8.1 million were placed on nonaccrual status. These loans are secured by real estate, but based on the information currently available, a reserve of $550,000 has been allocated for possible losses on these loans. As the Company monitors this situation, further reserves may be allocated if warranted. The allowance for loan losses totaled $10.2 million at June 30, 2003 or 1.30% of total loans, as compared to 1.28% at December 31, 2002 and 1.26% at June 30, 2002.

	June 30, 2003	December 31, 2002	June 30, 2002
	(dollars in thousands)
Nonaccrual loans	$8,793	$136	$636
Foreclosed properties	464	774	1,087

Nonperforming assets	$9,257	$910	$1,723

	June 30, 2003	December 31, 2002	June 30, 2002
Allowance for loan losses	$10,252	$9,179	$8,434
Allowance as % of total loans	1.30%	1.28%	1.26%
Allowance as % of nonperforming assets	111%	1009%	489%
Nonperforming assets to loans and foreclosed properties	1.17%	.13%	.26%
Net charge-offs (annualized) to average loans outstanding	-.01%	.16%	.15%

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

Since December 31, 2002 stockholders’ equity has increased by $8.9 million, principally as a result of net income of $8.3 million for the first six months of 2003, less $2.2 million in dividends paid to stockholders. The increase in the unrealized gain on the Company’s securities portfolio added $2.4 million, while the balance of $400,000 came from the issuance of stock through the Company’s Dividend Reinvestment Plan and the exercise of options under the Incentive Stock Option Plan.

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

At June 30, 2003, the Company’s ratio of total capital to risk-weighted assets was 12.08% and its ratio of Tier 1 capital to risk-weighted assets was 10.95%. Both ratios exceed the minimum capital requirements. The following summarizes the Company’s regulatory capital and related ratios at June 30, 2003 (dollars in thousands):

Tier 1 capital	$99,024
Tier 2 capital	10,252
Total risk-based capital	109,276
Total risk-weighted assets	904,741

Capital Ratios:
Tier 1 risk-based capital ratio	10.95%
Total risk-based capital ratio	12.08%
Leverage ratio (Tier 1 capital to average adjusted total assets)	8.61%
Equity to assets ratio	9.63%

The Company’s book value per share at June 30, 2003 was $15.04. Dividends to stockholders are typically paid semi-annually in May and November. The last dividend was paid May 1, 2003.

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

At June 30, 2003 cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year were 47.8% of total earning assets. At June 30, 2003 approximately $401.6 million or 48.0% of total loans are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s market risk is composed primarily of interest rate risk. The Company’s Asset and Liability Management Committee (ALCO) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews and approves the guidelines established by ALCO.

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

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on net income (fully tax equivalent basis) for the Company using different rate scenarios as of June 30, 2003:

Change in Prime Rate	% Change in Net Income
+200 basis points	+32%
+100 basis points	+16%
Most likely	0
-100 basis points	-15%
-200 basis points	-20%

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

The following chart reflects the change in net market value over different rate environments as of June 30, 2003:

Change in Prime Rate	Change in Economic Value of Equity (dollars in thousands)
+200 basis points	$ 12,681
+100 basis points	6,982
Most likely	0
-100 basis points	- 6,891
-200 basis points	- 20,916

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2 – Changes in Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 15, 2003 at which time stockholders were asked to consider three proposals, as follows:

1. Election of three Class I directors to serve for a term of three years.

2. Approval of the Company’s 2003 Incentive stock Option Plan.

3. Ratification of the Board of Directors’ appointment of Yount, Hyde & Barbour, P. C. as independent auditors of the Company for 2003.

The vote tabulation was as follows:

1. Election of three Class I directors to serve for a term of three years:

Director	Votes For	Votes Withheld
Frank B. Bradley, III	5,574,738	61,588
M. Raymond Piland, III	5,575,289	61,038
William M. Wright	5,567,581	68,746

The following directors’ terms of office continued after the meeting:

G. William Beale

Ronald L. Hicks

B. Walton Mahon

W. Tayloe Murphy, Jr.

A. D. Whittaker

2. Approval of the Company’s 2003 Incentive stock Option Plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
5,143,703	357,886	134,737	0

3. Ratification of the Board of Directors’ appointment of Yount, Hyde & Barbour, P. C. as independent auditors of the Company for 2003

Votes For	Votes Against	Abstentions
5,577,394	31,341	27,591

Item 5 – Other Information

None.

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits.

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

In a report on Form 8-K filed April 15, 2003, Union Bankshares Corporation issued a press release announcing first quarter results for the quarter ending March 31, 2003. The press release, with summary financial information, was filed pursuant to Item 7 and Item 9.

In a report on Form 8-K filed April 16, 2003 Union Bankshares Corporation issued a press release announcing the appointment of Mr. Ronald L. Tillett to the Company’s board of directors. The press release was filed pursuant to Item 7 and Item 9.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation
(Registrant)

August 14, 2003	/s/ G. William Beale
(Date)	G. William Beale,
President, Chief Executive Officer and Director

August 14, 2003	/s/ D. Anthony Peay
(Date)	D. Anthony Peay,
Senior Vice President and Chief Financial Officer