Form 10-Q
period 2003-09-30
UNION BANKSHARES CORP
filed 2003-11-12
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

As of October 31, 2003, Union Bankshares Corporation had 7,607,737 shares of Common Stock outstanding.

UNION BANKSHARES CORPORATION

FORM 10-Q

September 30, 2003

2

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share information)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$27,224	$29,104
Interest-bearing deposits in other banks	4,740	909
Money market investments	105	15,142
Federal funds sold	18,728	1,247

Total cash and cash equivalents	50,797	46,402

Securities available for sale, at fair value	239,405	272,755

Loans held for sale	40,627	39,771

Loans, net of unearned income	836,984	714,764
Less allowance for loan losses	11,065	9,179

Net loans	825,919	705,585

Bank premises and equipment, net	25,624	21,577
Other real estate owned	444	774
Other assets	32,614	28,861

Total assets	$1,215,430	$1,115,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$164,943	$134,172
Interest-bearing deposits:
NOW accounts	140,853	128,764
Money market accounts	97,423	88,440
Savings accounts	91,676	84,983
Time deposits of $100,000 and over	165,507	152,968
Other time deposits	328,802	308,315

Total interest-bearing deposits	824,261	763,470

Total deposits	989,204	897,642

Securities sold under agreements to repurchase	36,757	43,227
Other short-term borrowings	—	1,550
Long-term borrowings	66,498	62,219
Other liabilities	7,595	5,595

Total liabilities	1,100,054	1,010,233

Commitments and contingencies

Stockholders’ equity:
Common stock, $2 par value. Authorized 24,000,000 shares; issued and outstanding, 7,607,677 , and 7,579,707 shares, respectively	15,215	15,159
Surplus	1,828	1,442
Retained earnings	92,271	81,997
Accumulated other comprehensive income	6,062	6,894

Total stockholders’ equity	115,376	105,492

Total liabilities and stockholders’ equity	$1,215,430	$1,115,725

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest and dividend income :
Interest and fees on loans	$14,033	$12,827	$40,595	$37,496
Interest on Federal funds sold	8	58	73	151
Interest on interest-bearing deposits in other banks	5	5	17	12
Interest on money market investments	—	1	22	12
Interest and dividends on securities:
Taxable	1,855	2,396	6,201	7,270
Nontaxable	1,044	1,154	3,314	3,486

Total interest and dividend income	16,945	16,441	50,222	48,427

Interest expense:
Interest on deposits	4,908	5,048	15,030	15,297
Interest on Federal funds purchased	38	—	46	2
Interest on short-term borrowings	80	136	216	357
Interest on long-term borrowings	941	930	2,759	2,765

Total interest expense	5,967	6,114	18,051	18,421

Net interest income	10,978	10,327	32,171	30,006
Provision for loan losses	903	650	1,935	2,219

Net interest income after provision for loan losses	10,075	9,677	30,236	27,787

Noninterest income:
Service charges on deposit accounts	1,679	1,079	3,962	2,939
Other service charges, commissions and fees	635	657	1,891	1,962
Gains (losses) on securities transactions, net	—	1	(14)	(160)
Gains on sales of loans	4,084	2,722	10,833	6,936
Gains on sales of other real estate owned and bank premises, net	10	77	27	159
Other operating income	275	188	871	548

Total noninterest income	6,683	4,724	17,570	12,384

Noninterest expenses:
Salaries and benefits	6,920	5,510	19,265	15,655
Occupancy expenses	687	589	1,985	1,697
Furniture and equipment expenses	669	639	1,861	1,993
Other operating expenses	2,683	2,329	7,392	7,020

Total noninterest expenses	10,959	9,067	30,503	26,365

Income before income taxes	5,799	5,334	17,303	13,806
Income tax expense	1,604	1,323	4,828	3,284

Net income	$4,195	$4,011	$12,475	$10,522

Basic net income per share	$0.55	$0.53	$1.64	$1.39
Diluted net income per share	$0.55	$0.52	$1.63	$1.38

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance - December 31, 2001	$15,052	$446	$71,419	$2,062		$88,979
Comprehensive income:
Net income - for the nine months ended September 30, 2002			10,522		$10,522	10,522
Unrealized holding gains arising during the period (net of tax, $3,066)					5,951
Reclassification adjustment for losses included in net income (net of tax, $54)					106

Other comprehensive income (net of tax, $3,120)				6,057	6,057	6,057

Total comprehensive income					$16,579

Cash dividends - 2002 ($.25 per share)			(1,884)			(1,884)
Issuance of common stock under Dividend Reinvestment Plan (9,549 shares)	19	196	—			215
Issuance of common stock under Incentive Stock Option Plan (8,200 shares)	17	83				100
Issuance of common stock in exchange for net assets in acquisition (17,156 shares)	34	299				333

Balance - September 30, 2002 (Unaudited)	$15,122	$1,024	$80,057	$8,119		$104,322

Balance - December 31, 2002	$15,159	$1,442	$81,997	$6,894		$105,492
Comprehensive income:
Net income - for the nine months ended September 30, 2003			12,475		$12,475	12,475
Unrealized holding losses arising during the period (net of tax, $,434)					(841)
Reclassification adjustment for losses included in net income (net of tax, $5)					9

Other comprehensive income (net of tax, $429)				(832)	(832)	(832)

Total comprehensive income					$11,643

Cash dividends - 2003 ($.29 per share)			(2,201)			(2,201)
Issuance of common stock under Dividend Reinvestment Plan (8,600 shares)	17	205	—			222
Stock repurchased under Stock Repurchase Plan (1,000 shares)	(2)	(22)				(24)
Issuance of common stock under Incentive Stock Option Plan (20,370 shares)	41	203				244

Balance - September 30, 2003 (Unaudited)	$15,215	$1,828	$92,271	$6,062		$115,376

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2003 and 2002

(dollars in thousands)

	2003	2002
Operating activities:
Net income	$12,475	$10,522
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of bank premises and equipment	1,475	1,462
Amortization	1,297	1,416
Provision for loan losses	1,935	2,219
Losses on sales of securities available for sale	14	160
Gains on sales of other real estate owned and bank premises, net	(27)	(159)
(Increase) decrease in loans held for sale	(856)	3,741
Decrease in other assets	(3,419)	(380)
Increase in other liabilities	2,000	5,776

Net cash and cash equivalents provided by operating activities	14,894	24,757

Investing activities:
Purchase of securities available for sale	(46,805)	(36,438)
Proceeds from sale of securities available for sale	4,433	6,280
Proceeds from maturities of securities available for sale	73,562	30,165
Net increase in loans	(122,269)	(87,329)
Purchases of bank premises and equipment	(5,845)	(4,254)
Proceeds from sales of bank premises and equipment	15	220
Proceeds from sales of other real estate owned	348	501

Net cash and cash equivalents used in investing activities	(96,561)	(90,855)

Financing activities:
Net increase in noninterest-bearing deposits	30,771	20,105
Net increase in interest-bearing deposits	60,791	47,934
Net decrease in short-term borrowings	(8,020)	(1,164)
Net increase (decrease) in long-term borrowings	4,279	(721)
Issuance of common stock	466	315
Purchase of common stock	(24)	—
Cash dividends paid	(2,201)	(1,884)

Net cash and cash equivalents provided by financing activities	86,062	64,585

Increase (decrease) in cash and cash equivalents	4,395	(1,513)
Cash and cash equivalents at beginning of period	46,402	38,915

Cash and cash equivalents at end of period	$50,797	$37,402

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$17,929	$18,657
Income taxes	$4,954	$3,292

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2003

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share amounts)
Net income, as reported	$4,195	$4,011	$12,475	$10,522
Total stock-based compensation expense determined under fair value based method for all awards	(84)	(50)	(253)	(151)

Pro forma net income	$4,111	$3,961	$12,222	$10,371

Earning per share:
Basic - as reported	$0.55	$0.53	$1.64	$1.39

Basic - pro forma	$0.54	$0.52	$1.61	$1.37

Diluted - as reported	$0.55	$0.52	$1.63	$1.38

Diluted - pro forma	$0.53	$0.52	$1.59	$1.36

3.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the nine months ended September 30, (in thousands):

	2003	2002
Balance, January 1	$9,179	$7,336
Provisions charged to operations	1,935	2,219
Recoveries credited to allowance	696	384
Loans charged off	(745)	(993)

Balance, September 30	$11,065	$8,946

4.	EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. At September 30, 2003 and 2002, there were no stock options that were anti-dilutive. The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands except per share data)
Earnings per common share computation:
Numerator: Net Income	$4,195	$4,011	12,475	$10,522
Denominator: Average common shares outstanding	7,607	7,560	7,599	7,550
Earnings per common share	0.55	0.53	1.64	1.39

Diluted earnings per common share computation:
Numerator: Net Income	4,195	4,011	12,475	10,522
Denominator: Average common shares outstanding	7,607	7,560	7,599	7,550
Effect of dilutive stock options	78	74	69	64

Average diluted common shares outstanding	7,685	7,634	7,668	7,614
Diluted earnings per common share	0.55	0.52	1.63	1.38

5.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46 but the adoption of this Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s consolidated financial statements.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 follows:

Union Bankshares Corporation

Segment Report

	Community Banks	Mortgage	Elimination	Consolidated Totals
	(in thousands)
Three Months ended September 30, 2003
Net interest income	$10,418	$560	$—	$10,978
Provision for loan losses	903	—	—	903

Net interest income after provision for loan losses	9,515	560	—	10,075
Noninterest income	2,651	4,081	(49)	6,683
Noninterest expenses	7,717	3,291	(49)	10,959

Income before income taxes	4,449	1,350	—	5,799
Income tax expense	1,084	520	—	1,604

Net income	$3,365	$830	$—	$4,195

Total assets	$1,215,157	$44,318	$(44,045)	$1,215,430

Three Months ended September 30, 2002
Net interest income	$10,082	$245	$—	$10,327
Provision for loan losses	650	—	—	650

Net interest income after provision for loan losses	9,432	245	—	9,677
Noninterest income	2,046	2,722	(44)	4,724
Noninterest expenses	6,834	2,277	(44)	9,067

Income before income taxes	4,644	690	—	5,334
Income tax expense	1,088	235	—	1,323

Net income	$3,556	$455	$—	$4,011

Total assets	$1,065,167	$42,723	$(36,519)	$1,071,371

Nine Months ended September 30, 2003
Net interest income	$30,772	$1,399	$—	$32,171
Provision for loan losses	1,935	—	—	1,935

Net interest income after provision for loan losses	28,837	1,399	—	30,236
Noninterest income	6,886	10,830	(146)	17,570
Noninterest expenses	22,156	8,493	(146)	30,503

Income before income taxes	13,567	3,736	—	17,303
Income tax expense	3,386	1,442	—	4,828

Net income	$10,181	$2,294	$—	$12,475

Total assets	$1,215,157	$44,318	$(44,045)	$1,215,430

Nine Months ended September 30, 2002
Net interest income	$29,241	$765	$—	$30,006
Provision for loan losses	2,219	—	—	2,219

Net interest income after provision for loan losses	27,022	765	—	27,787
Noninterest income	5,580	6,935	(131)	12,384
Noninterest expenses	20,287	6,209	(131)	26,365

Income before income taxes	12,315	1,491	—	13,806
Income tax expense	2,777	507	—	3,284

Net income	$9,538	$984	$—	$10,522

Total assets	$1,065,167	$42,723	$(36,519)	$1,071,371

8.	STOCK REPURCHASE

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

During the first nine months of 2003 the Company repurchased 1,000 shares of its common stock in the open market at an average cost of $24.07. In 2002, for the same time period, the Company repurchased no shares of its common stock.

INDEPENDENT ACCOUNTANT’S REVIEW REPORT

To the Board of Directors

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the condensed consolidated balance sheet of Union Bankshares Corporation and Subsidiaries as of September 30, 2003 and the related condensed consolidated statements of income, stockholders’ equity and cash flows for the three and nine month periods ended September 30, 2003 and 2002. These condensed financial statements are the responsibility of the Company’s management.

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
November 12, 2003

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

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, the Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that are used. Also, the fair value of the investment portfolio is based on period end valuations but changes daily with the market. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of these transactions would be the same, the timing of events that would impact these transactions could change.

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

Results of Operations

Net income for the third quarter of 2003 was $4.2 million, up 4.6% from $4.0 million for the same period in 2002. This increase was the result of continued strong volumes in the mortgage segment and steady growth in the community bank segment. The mortgage segment’s earnings improved by $375,000 or 82.4% with net income totaling $830,000 for the quarter ended September 30, 2003 compared to $455,000 in the comparable quarter of last year. The community banking segment earnings decreased by $191,000 or 5.4% to $3.4 million compared to $3.6 million in the prior year’s third quarter. Third quarter 2003 diluted earnings per share for the Company amounted to $.55, as compared to $.52 in the same quarter of 2002. The Company’s annualized return on average assets for the three months ended September 30, 2003 was 1.37% as compared to 1.53% a year ago. The Company’s annualized return on average equity was 14.66% and 15.72% for the three months ended September 30, 2003 and 2002, respectively.

Through most of the third quarter, the mortgage segment continued to generate high levels of mortgage originations in a historically low mortgage rate environment. These low interest rates drifted higher later in the quarter slowing production, particularly in the refinance market. During the third quarter of 2003 mortgage refinancings represented 49% of our mortgage segment’s total originations, down from 59% for the first quarter and 55% in the second quarter of 2003, but up significantly from 36% for the same quarter a year ago. Despite the higher refinancing levels within the mortgage segment in 2003, management believes they are lower than current industry levels. In a more stable interest rate environment, management expects refinance activity to represent 15-20% of origination volumes. MCI’s strategy continues to focus its efforts toward the new and resale home purchase market, working with home buyers, builders, realtors and other referral sources to provide a more stable loan production platform. This strategy should generate a steady flow of business in a more normal rate environment. It is anticipated that rising mortgage rates will significantly reduce mortgage refinancing activity and, to a lesser extent, financings of new and resale homes. Industry forecasts anticipate a reduction in mortgage originations of over 50% in 2004. The Company will continue to closely monitor production volumes so adjustments in staffing and other fixed costs can be made in an appropriate and timely manner.

Net income from the Company’s community bank segment decreased from $3.6 million in the third quarter of 2002 to $3.4 million in the third quarter of 2003. This decrease was attributable to an increase in noninterest expense of $883,000 which included expansion programs, partially offset by a slight improvement in net interest income and higher noninterest income. The improvement in net interest income was driven by continued increases in loan volumes and lower deposit interest expense on higher deposit balances. Loan growth between year end 2002 and September 30, 2003 amounted to $122.2 million while deposits grew $91.6 million over the same period. This growth in loans continued to help offset the impact of declining rates on interest earning assets. In addition, interest expense continued to decline, albeit at a much slower pace, in a low interest rate environment with both other borrowings expense and interest on deposits declining when comparing third quarter 2003 to 2002.

Total assets as of September 30, 2003 were $1.215 billion, an increase of 8.9% from $1.116 billion at December 31, 2002. Loans totaled $837.0 million at September 30, 2003, an increase of $122.2 million or 17.1% from $714.8 million at December 31, 2002. The securities portfolio decreased to $239.4 million at the end of the third quarter of 2003 versus $272.8 million at year end 2002 principally as a result of calls, maturities and prepayments of mortgage backed securities. Loans held for sale increased $856,000 to $40.6 million compared to the December 31, 2002 balance of $39.8 million.

Total deposits at September 30, 2003 were $989.2 million, up 10.2% from $897.6 million at December 31, 2002. Other borrowings totaled $103.3 million at September 30, 2003, a 3.5% decrease from $107.0 million at year end 2002. While short term funding continued to trail off, the Company locked in some longer term funding at lower rates. The other borrowings change is the result of a $6.5 million decrease in securities sold under agreements to repurchase (principally with customers) and a $1.5 million decrease in other short term borrowings (Federal funds purchased) and a $4.3 net increase in long term borrowings. Stockholders’ equity totaled $115.4 million at September 30, 2003, which represents a book value of $15.17 per share and an increase of $9.9 million or 9.4% from December 31, 2002.

On a year-to-year basis, deposits at September 30, 2003 are up 16.1% at $989.2 million compared to $852.1 million at the end of September 2002. Loans are up 21.9% at $837.0 million compared to $686.4 million in September 2002. Of the $137.1 million growth in deposits, $33.9 million or 24.7% was in noninterest bearing deposits and $59.1 million or 43.2% was in longer term certificates of deposits. The growth in demand deposits helps the short term cost of funds, while the growth in certificates provides protection for the net interest margin in a rising rate environment. While the growth in loans has allowed the Company to maintain a good earnings margin in spite of the lower yield on loans and the rate cut the Federal Reserve enacted, the upward movement in long term rates combined with deposit repricing is expected to keep the margin flat or slightly increased in the near term. However, as investors gain confidence, some of the lower cost deposits, such as demand and NOW accounts, may move back into the stock market and cause renewed compression in the net interest margin.

Net income for the nine months ended September 30, 2003 was $12.5 million, up from $10.5 million for the same period in 2002. The increase was the result of exceptionally strong earnings from the mortgage segment, increased service charge income and steady growth in the community bank segment. The mortgage segment’s net income of $2.3 million for the nine months ended September 30, 2003 compared to $984,000 for the same period last year. The community banking segment increased earnings by $643,000, or 6.7% to $10.2 million at September 30, 2003 compared to $9.5 million at September 30, 2002. Diluted earnings per share for the Company increased 18.1% and amounted to $1.63 at September 30, 2003, as compared to $1.38 at September 30, 2002. The Company’s annualized return on average assets for the nine months ended September 30, 2003 was 1.43% as compared to 1.40% a year ago while the annualized return on average equity totaled 15.08% and 14.78% for the same period, respectively.

Net Interest Income

Net interest income on a tax-equivalent basis for the third quarter of 2003 increased by 5.4% to $11.6 million from $11.0 million for the same period a year ago. Over that time, average interest earning assets grew by $162.2 million or 16.6% and average interest-bearing deposits increased by $107.1 million or 15.1%. Of the $107.1 million increase in average interest bearing deposits, 63.7%, or $68.2 million was in certificate of deposits. Total average interest-bearing liabilities on a year to year basis were up 15.1% which reflects the Company’s ability to fund growth through deposits. The net interest margin was 4.03% for the three months ended September 30, 2003, down 43 basis points from 4.46% the same period in 2002. For this period, the yield on earning assets was 6.10%, down 84 basis points from 6.94% in September of 2002 and the cost of interest-bearing liabilities was 2.53% down 45 basis points from 2.98% for the same period. The net interest margin of 4.03% at September 30, 2003 is down slightly from 4.20% at the end of the second quarter 2003 and from 4.26% at the end of the first quarter 2003.

This decline in the net interest margin is principally the result of the Federal Reserve lowering rates and loans repricing faster than deposits over this time period. Also, the earnings on the investment portfolio were impacted by both the lower portfolio balances and the decreased income caused by the large volume of mortgage backed securities prepayments. Investment income on a FTE basis is down $707,000 from the prior year quarter and down $414,000 from the second quarter 2003. With the refinancing surge slowing, the changes in investment income should fall in line with the portfolio changes. With the impact of the rate cut incorporated in earnings and the slight rise in long term rates, management believes the margin is poised to stay flat or rise slightly in the next quarter. Since the balance sheet is still asset sensitive and should remain that way, management anticipates that as rates start to rise, the margin will begin to improve.

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

In addition, the subsidiary banks have periodically engaged in wholesale leverage transactions to better leverage their capital position by borrowing funds to invest in securities at margins of 150 to 200 basis points. Although such transactions increase net income and return on equity, they negatively impact the net interest margin. As of September 30, 2003 such transactions accounted for $10 million of the Company’s total borrowings.

Included in the average earning assets for the quarter is $68.9 million in loans held for sale. These loans are mortgage loans originated by the mortgage segment and held for the short period between closing with the customer and funding by the investor. The loans have their final rates locked and are presold to investors and typically fund within 90 days. The Company, through a subsidiary bank, funds these presold mortgages using short term funding, typically Federal funds. The spread between the mortgage loan rates and the short term rates provides a positive contribution to interest income and net income. It positively impacts the net interest margin in a declining rate environment and negatively impacts the net interest margin in a rising rate environment since the short term funding rates are changing more rapidly. Upon funding by the investor, these loans generate earnings in the noninterest income category through gains on sales of loans.

Union Bankshares Corporation

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the three months ended September 30,
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Securities:
Taxable	$162,768	$1,854	4.52%	$169,358	$2,396	5.61%	$140,590	$2,296	6.48%
Tax-exempt(1)	83,568	1,582	7.51%	92,031	1,747	7.53%	90,119	1,733	7.63%

Total securities	246,336	3,436	5.53%	261,389	4,143	6.29%	230,709	4,029	6.93%
Loans, net	816,453	13,271	6.45%	675,039	12,554	7.38%	589,118	12,722	8.57%
Loans held for sale	68,916	838	4.82%	25,390	357	5.58%	23,102	198	3.40%
Federal funds sold	7,329	8	0.43%	16,013	58	1.44%	22,079	196	3.52%
Money market investments	140	—	0.00%	120	1	3.31%	—	—
Interest-bearing deposits in other banks	2,306	5	0.86%	1,280	5	1.55%	1,455	11	3.00%

Total earning assets	1,141,480	17,558	6.10%	979,231	17,118	6.94%	866,463	17,156	7.86%
Allowance for loan losses	(10,592)			(8,614)			(7,884)
Total non-earning assets	80,243			71,621			66,920

Total assets	$1,211,131			$1,042,238			$925,499

Liabilities & Stockholders’ Equity:
Interest-bearing deposits:
Checking	$138,556	120	0.34%	$122,684	259	0.84%	$99,502	399	1.59%
Money market savings	96,110	222	0.92%	84,763	309	1.45%	69,103	496	2.85%
Regular savings	91,240	170	0.74%	79,604	265	1.32%	69,653	400	2.28%
Certificates of deposit:
$100,000 and over	163,326	1,569	3.81%	133,987	1,392	4.12%	127,855	1,807	5.61%
Under $100,000	326,603	2,827	3.43%	287,718	2,823	3.89%	264,957	3,684	5.52%

Total interest-bearing deposits	815,835	4,908	2.39%	708,756	5,048	2.83%	631,070	6,786	4.27%
Other borrowings	119,710	1,055	3.50%	103,999	1,066	4.07%	102,976	1,297	5.00%

Total interest-bearing liabilities	935,545	5,963	2.53%	812,755	6,114	2.98%	734,046	8,083	4.37%
Noninterest bearing liabilities:
Demand deposits	149,352			118,288			98,897
Other liabilities	12,721			9,986			5,737

Total liabilities	1,097,618			941,029			838,680
Stockholders’ equity	113,513			101,209			86,819

Total liabilities and stockholders’ equity	$1,211,131			$1,042,238			$925,499

Net interest income		$11,595			$11,004			$9,073

Interest rate spread			3.57%			3.95%			3.49%
Interest expense as a percent of average earning assets			2.07%			2.48%			3.70%
Net interest margin			4.03%			4.46%			4.15%

(1)	Income and yields are reported on a taxable equivalent basis.

Union Bankshares Corporation

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the nine months ended September 30,
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Securities:
Taxable	$172,227	$6,201	4.81%	$167,172	$7,270	5.81%	$131,602	$6,716	6.82%
Tax-exempt(1)	86,427	5,021	7.77%	92,074	5,281	7.67%	91,902	5,306	7.72%

Total securities	258,654	11,222	5.80%	259,246	12,551	6.47%	223,504	12,022	7.19%
Loans, net	768,748	38,873	6.76%	646,877	36,716	7.59%	586,731	38,810	8.84%
Loans held for sale	51,718	1,955	5.05%	22,492	1,070	6.36%	24,117	461	2.56%
Federal funds sold	12,395	72	0.78%	13,460	151	1.50%	11,551	322	3.73%
Money market investments	2,521	22	1.17%	851	12	1.89%	—	—
Interest-bearing deposits in other banks	2,168	18	1.11%	1,014	12	1.58%	1,023	28	3.66%

Total earning assets	1,096,204	52,162	6.36%	943,940	50,512	7.15%	846,926	51,643	8.15%
Allowance for loan losses	(9,940)			(8,091)			(7,793)
Total non-earning assets	76,699			71,009			68,596

Total assets	$1,162,963			$1,006,858			$907,729

Liabilities & Stockholders' Equity:
Interest-bearing deposits:
Checking	$133,564	454	0.45%	$118,940	827	0.93%	$97,956	1,289	1.76%
Money market savings	95,791	741	1.03%	83,704	919	1.47%	65,176	1,445	2.96%
Regular savings	89,131	583	0.87%	76,701	767	1.34%	62,811	1,151	2.45%
Certificates of deposit:
$100,000 and over	160,546	4,680	3.90%	132,582	4,206	4.24%	127,336	5,603	5.88%
Under $100,000	320,011	8,572	3.58%	279,925	8,578	4.10%	266,365	11,563	5.80%

Total interest-bearing deposits	799,043	15,030	2.51%	691,852	15,297	2.96%	619,644	21,051	4.54%
Other borrowings	104,052	3,011	3.87%	99,958	3,124	4.18%	105,655	4,229	5.35%

Total interest-bearing liabilities	903,095	18,041	2.67%	791,810	18,421	3.11%	725,299	25,280	4.66%
Noninterest bearing liabilities:
Demand deposits	137,210			111,749			93,012
Other liabilities	12,019			8,121			5,723

Total liabilities	1,052,324			911,680			824,034
Stockholders' equity	110,639			95,178			83,695

Total liabilities and stockholders' equity	$1,162,963			$1,006,858			$907,729

Net interest income		$34,121			$32,091			$26,363

Interest rate spread		3.69%			4.04%			3.49%
Interest expense as a percent of average earning assets		2.20%			2.61%			3.99%
Net interest margin		4.16%			4.55%			4.16%

(1)	Income and yields are reported on a taxable equivalent basis.

Provision for Loan Losses

The provision for loan losses totaled $903,000 for the third quarter of 2003, up from $650,000 for the third quarter of 2002. For the nine months ended September 30, 2003, the provision was $1,935,000 versus $2,219,000 for the same period in 2002. The rise in the quarter was principally the result of the continued growth in the loan portfolio and reserves associated with two nonaccrual loans. (See Asset Quality) The lower expense on a year to date basis was the result of several classified loans being paid out or upgraded and recoveries exceeding charge-offs in the both the first and second quarters of 2003. Management believes the overall credit quality of the portfolio is good based on the analysis of the portfolio.

Noninterest Income

Noninterest income for the three months ended September 30, 2003 totaled $6.7 million, up $2.0 million from $4.7 million for the same period a year ago. Over 69% of this increase came in gains on sales of loans in the mortgage banking segment which increased $1.4 million compared to the same quarter last year. Service charges on deposit accounts increased $600,000 reflecting increases in overdraft and return check charges and DDA activity service charges as the result of the new overdraft privilege product begun in late second quarter and increased transaction account volumes. Other operating income increased $87,000 over the prior year’s third quarter, due principally to $79,000 in income from the Company’s investment in Johnson Mortgage Company (“JMC”) by the Bank of Williamsburg (“BOW”) subsidiary. Management continues to seek additional sources of noninterest income, including increased emphasis on cross-selling services and better leveraging the financial services available throughout the organization.

Noninterest income for the nine months ended September 30, 2003 totaled $17.6 million, up $5.2 million from $12.4 million for the nine months ended September 30, 2002. Most of this increase is attributed to the gain on sales of loans in the mortgage segment which was $10.8 million or $3.9 million over the same period last year. Service charges on deposits are up $1.0 million as a result of increases in overdraft and return check charges and service charges. The largest portion of this increase occurred in the third quarter from a full quarter’s impact of the new overdraft privilege product. Other service charges are down through the nine months by $71,000 as a result of a $72,000 decline in net brokerage commissions. Other operating income is up $323,000 principally as a result of $271,000 in income from BOW’s investment in JMC.

Noninterest Expense

Noninterest expense for the third quarter of 2003 totaled $11.0 million, an increase of $1.9 million over the same period in 2002. Personnel costs were up $1.4 million or 25.6% over last year’s third quarter, with an increase of $662,000 in commission costs as a result of higher mortgage loan production; an increase of $488,000 in salaries and wages reflecting normal increases, the addition of new personnel, including the Thornburg branch and the Manassas and Richmond loan production offices (LPO) and $120,000 increase in group insurance expense. Occupancy expense was up $98,000 largely as a result of increases in rental costs for the LPO office in Manassas and in depreciation expense for the new branch in Thornburg and the LPO in Richmond, building repair expense for cooling systems at various branches and higher real estate taxes. Furniture & equipment expense was up $30,000 largely from an increase in depreciation expense and amortization of software upgrades. These increases in occupancy and furniture and equipment expense are related to the aforementioned expansion efforts and to space planning expenses and renovations of the back office to accommodate future growth.

Other operating expenses were up $354,000 over last year’s third quarter. Operating expenses, franchise taxes, professional services, FDIC expense all increased on a quarter to quarter basis as a result of expansion and growth. Marketing expenses were down slightly by $2,500 as increases in most marketing expense categories ($138,000) were offset by the decrease in centennial celebration expenses ($140,000) of last year. The broadest expense category, other expenses, was up $175,000 from the previous year’s third quarter as a result of higher directors fees and deferred compensation, expenses associated with the overdraft privilege product and higher equity line closing expenses. Management continues to monitor expenses closely to ensure the increases are in line with the Company’s expectations and its growth in income and assets.

Noninterest expense for the nine months ended September 30, 2003 was up $4.1 million at $30.5 million compared to $26.4 million for the nine months ended September 30, 2002. Most of the increase is the result of a $3.6 million increase in salaries and benefits, which is the result of a $1.7 million increase in commissions due to the high mortgage loan origination volume, a $1.1 million increase in salaries and wages from merit increases, new hires and new locations in Manassas, Richmond, Newport News and Thornburg and increases in FICA, and group insurance. Occupancy was up $288,000 while furniture and equipment expense was down $132,000. Other operating expense for the nine months ended September 30, 2003 was up $372,000. Operating expenses are up $220,000 due to expansion and growth with increased telephone and internet charges accounting for most of this increase; franchise tax is up $108,000 due to the increase in the deposit base; and other expense is up $140,000 mostly from the addition in the third quarter of expenses associated with the overdraft privilege product.

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

Management maintains a list of loans which have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. At the end of the second quarter 2003, two commercial real estate loans to the same borrower totaling $8.1 million were placed on nonaccrual status. These loans are secured by real estate (two assisted living facilities), but based on the information currently available, a reserve of $885,000 has been allocated for possible losses on these loans. The Company continues to monitor this situation and work closely with the borrower to resolve this situation which has had a significant negative impact on the asset quality ratios that follow. The allowance for loan losses totaled $11.1 million at September 30, 2003 or 1.32% of total loans, as compared to 1.28% at December 31, 2002 and 1.30% at September 30, 2002.

	September 30, 2003	December 31, 2002	September 30, 2002
	(dollars in thousands)
Nonaccrual loans	$9,100	$136	$530
Foreclosed properties	444	774	781

Nonperforming assets	$9,544	$910	$1,311

Allowance for loan losses	$11,065	$9,179	$8,946
Allowance as % of total loans	1.32%	1.28%	1.30%
Allowance as % of nonperforming assets	116%	1009%	682%
Nonperforming assets to loans and foreclosed properties	1.13%	.13%	.19%
Net charge-offs (annualized) to year to date average loans outstanding	.01%	.16%	.13%

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

Since December 31, 2002 stockholders’ equity has increased by $9.9 million, principally as a result of net income of $12.5 million for the first nine months of 2003, less $2.2 million in dividends paid to stockholders. With interest rates moving up, the unrealized gain on the Company’s securities portfolio decreased $832,000, while the balance of $442,000 came from the issuance of stock through the Company’s Dividend Reinvestment Plan and the exercise of options under the Incentive Stock Option Plan.

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

At September 30, 2003, the Company’s ratio of total capital to risk-weighted assets was 12.03% and its ratio of Tier 1 capital to risk-weighted assets was 10.87%. Both ratios exceed the minimum capital requirements. The following summarizes the Company’s regulatory capital and related ratios at September 30, 2003 (dollars in thousands):

Tier 1 capital	$103,392
Tier 2 capital	11,065
Total risk-based capital	114,457
Total risk-weighted assets	951,331

Capital Ratios:
Tier 1 risk-based capital ratio	10.87%
Total risk-based capital ratio	12.03%
Leverage ratio (Tier 1 capital to average adjusted total assets)	8.58%
Equity to assets ratio	9.49%

The Company’s book value per share at September 30, 2003 was $15.17. Dividends to stockholders are typically paid semi-annually in May and November. The last dividend was paid November 1, 2003.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, Federal funds sold, securities available for sale, loans held for sale and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through Federal funds lines with several regional banks and a line of credit with the Federal Home Loan Bank (FHLB). Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

At September 30, 2003 cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year were 52.4% of total earning assets. At September 30, 2003 approximately $504.1 million or 57.5% of total loans are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

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

Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measure changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap which measures aggregate repricing values is less utilized since it does not effectively measure the investment options risk impact on the Company and is not addressed here. But earnings simulation and economic value models which more effectively measure the cash flow impacts are utilized by management on a regular basis and are explained below.

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

Assumptions used in the model, including loan and deposit growth rates, are derived from seasonal trends, economic forecasts and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are accounted for in the different rate scenarios.

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on net income (fully tax equivalent basis) for the Company using different rate scenarios as of September 30, 2003:

Change in Yield Curve	% Change in Net Income
+200 basis points	+28%
+100 basis points	+14%
Most likely	0
-100 basis points	-14%
-200 basis points	-21%

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

The following chart reflects the change in net market value over different rate environments as of September 30, 2003:

Change in Economic Value of Equity
Change in Yield Curve	(dollars in thousands)
+200 basis points	$3,218
+100 basis points	2,415
Most likely	0
-100 basis points	- 5,663
-200 basis points	- 21,391

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II—OTHER INFORMATION

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

None.

Item 5 – Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

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

(b) Reports on Form 8-K.

In a report on Form 8-K filed July 16, 2003, Union Bankshares Corporation issued a press release announcing second quarter results for the quarter ending June 30, 2003. The press release, with summary financial information, was filed pursuant to Item 7 and Item 9.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation
(Registrant)
November 12, 2003 (Date)	/s/ G. WILLIAM BEALE
G. William Beale,
President, Chief Executive Officer and Director

November 12, 2003 (Date)	/s/ D. ANTHONY PEAY
D. Anthony Peay,
Senior Vice President and Chief Financial Officer