Form 10-K
period 2003-12-31
UNION BANKSHARES CORP
filed 2004-03-08
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $2 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $200,455,411.

The number of shares of common stock outstanding as of February 20, 2004 was 7,628,778.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2004 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

UNION BANKSHARES CORPORATION

FORM 10-K

i

PART I

Item 1. — Business

GENERAL

Union Bankshares Corporation (the “Company” or “Union”) is a multi-bank holding company organized under Virginia law and registered under the Bank Holding Company Act of 1956. The Company is headquartered in Bowling Green, Virginia. The Company is committed to the delivery of financial services through its four community bank subsidiaries (the “Community Banks”) and three non-bank financial services affiliates:

Community Banks
Union Bank & Trust Company	Bowling Green, Virginia
Northern Neck State Bank	Warsaw, Virginia
Rappahannock National Bank	Washington, Virginia
Bank of Williamsburg	Williamsburg, Virginia

Financial Services Affiliates
Mortgage Capital Investors, Inc.	Springfield, Virginia
Union Investment Services, Inc.	Bowling Green, Virginia
Union Insurance Group, LLC	Bowling Green, Virginia

The Company was formed in connection with the July 1993 merger of Northern Neck Bankshares Corporation and Union Bancorp, Inc. and their bank subsidiaries Union Bank & Trust Company and Northern Neck State Bank into Union Bankshares Corporation. On September 1, 1996, King George State Bank and on July 1, 1998, Rappahannock National Bank became wholly-owned subsidiaries of the Company. On February 22, 1999, the Bank of Williamsburg began business as a newly organized bank. In June 1999, after the retirement of its president, King George State Bank was merged into Union Bank & Trust Company (“Union Bank”) and ceased to be a subsidiary bank. Although Union Bankshares was founded in 1993, its subsidiary banks are among the oldest in Virginia. Union Bank and Trust and Rappahannock National Bank began business in 1902 and Northern Neck State Bank dates back to 1907.

Each of the Community Banks is a full service retail commercial bank offering consumers and businesses a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, and loans for commercial, industrial, residential mortgage and consumer purposes. The Community Banks also issue credit cards and deliver automated teller machine services through the use of reciprocally shared ATMs in the major ATM networks. All of the Community Banks offer Internet banking access for banking services and online bill payment for both consumers and commercial companies.

The Company principally serves, through its Community Banks, the Virginia counties of Caroline, Hanover, Henrico, James City, King George, King William, Spotsylvania, Stafford, Richmond, Westmoreland, Essex, Lancaster and Northumberland, and the Cities of Williamsburg, Newport News and Fredericksburg, Virginia. The Community Banks serve their customers through traditional bank branches, as well as convenience branches located in five convenience stores and in a super Wal-Mart store. They also utilize loan production offices to enter new markets as a means to gauge the strength and potential of those markets. In January 2002, the Bank of Williamsburg opened a loan production office servicing Newport News and converted it to a full service branch in May 2002. In August 2002, Union Bank opened a loan production office in the Manassas area (Prince William County). In January 2003, Union Bank opened a loan production office in Henrico County and a full-service branch is expected to open at that location in March 2004. In addition, in November 2003 a branch was opened in the Short Pump area of Richmond. Through its Community Banks, the Company operated 32 branches in its primary trade area at December 31, 2003.

Union Investment Services has provided securities, brokerage and investment advisory services since its formation in February 1993. It is a full service investment company handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial planning.

On February 11, 1999, the Company acquired CMK Corporation t/a “Mortgage Capital Investors,” a mortgage loan brokerage company headquartered in Springfield, Virginia, by merger of CMK Corporation into Mortgage Capital Investors, Inc., a wholly owned subsidiary of Union Bank (“MCII”). MCII has seven offices located in Virginia (4) and Maryland (2) and South Carolina (1), and is also licensed to do business in Washington, D.C. MCII provides a variety of mortgage products to customers in those states. The mortgage loans originated by MCII are generally sold in the secondary market through purchase agreements with institutional investors.

On August 31, 2003, the Company formed Union Insurance Group, LLC (“UIG”) an insurance agency in which each of the subsidiary banks owns a proportionate stake based on asset size This agency operates in a joint venture with Bankers Insurance, LLC, a consortium of title agencies owned by community banks across Virginia and managed by the Virginia Bankers Association. UIG generates revenue through sales of various insurance products, including long term care insurance and business owner policies.

Union Bankshares Corporation had assets of $1.2 billion, deposits of $1.0 billion and stockholders’ equity of $118.5 million at December 31, 2003. The Community Banks range in asset size from $46.9 million to $835.7 million at December 31, 2003.

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

ACQUISITION PROGRAM

The Company expands its market area and increases its market share through internal growth, de novo expansion and strategic acquisitions. Strategic acquisitions by the Company to date have included whole bank acquisitions and financial affiliations, as well as branch and deposit acquisitions. The Company generally considers acquisitions of companies in strong growth markets or with unique products or services that might benefit the entire organization. Targeted acquisitions are priced to be economically feasible with minimal short term drag to achieve positive long term benefits. These acquisitions may be paid for in the form of cash, stock or a combination thereof. The amount and type of consideration and deal charges paid could have a dilutive effect on the Company earnings per share or book value, however cost savings and revenue enhancements are also anticipated to provide long term economic benefit to the Company.

On December 19, 2003, the Company announced the signing of a definitive merger agreement with Guaranty Financial Corporation (“Guaranty”). The transaction is valued at approximately $54 million in stock and cash and is expected to take place in the second quarter of 2004, subject to regulatory approval and the approval of Guaranty’s shareholders. Guaranty operates seven branches in the Greater Charlottesville area with nearly $200 million in assets.

In November 2003, Union Bank opened a branch in a convenience store on Pounce Tract Road in the Short Pump area of western Henrico County. This branch compliments the existing operations of Union Bank and Trust in the Richmond area and furthers its expansion in the Richmond market.

In 2002, the Company, through two of its Community Banks, opened two loan production offices as a means to enter new markets in Newport News and Manassas, Virginia. Both offices have performed well and the Newport News location became a full service branch in May 2002.

EMPLOYEES

As of December 31, 2003, the Company had 521 employees both full and part time, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent.

COMPETITION

The financial services industry remains highly competitive and constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, savings and loans and other independent community banks, as well as credit unions, consumer finance companies, mortgage companies, loan productions offices, mutual funds and life insurance companies. Competition has increasingly come from out-of-state banks through their acquisitions of Virginia-based banks. Competition for deposits and loans is affected by factors such as interest rates offered, the number and location of branches and types of products offered, as well as the reputation of the institution. In addition, credit unions have been allowed to increasingly expand their membership definitions and to offer more attractive loan and deposit pricing due to their favorable tax status. At the same time, the Company’s non-bank financial services affiliates also operate in highly competitive environments.

Union Bankshares Corporation is one of the largest independent bank holding companies headquartered in Virginia. The Company believes its community bank framework and philosophy provide a competitive advantage, particularly with regards to larger national and regional institutions, allowing the Company to compete effectively in the markets it serves. The Company’s Community Banks generally have strong and growing market shares within the markets they serve. Due to the significant presence of out of state banks and the Company’s absence in many Virginia markets, the Company’s deposit market share in Virginia as of June 2003 is only 0.74% of the total banking deposits in Virginia. This is up from 0.69% in June 2002 and shows the impact of our penetration in existing and new markets in the state. It is anticipated that the planned acquisition of Guaranty Financial Corporation will increase this number to 0.87%.

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

The Company is registered under the bank holding company laws of Virginia. Accordingly, the Company and the Community Banks (other than Rappahannock National Bank, which is federally regulated) are subject to regulation and supervision by the State Corporation Commission of Virginia (the “SCC”) and the Federal Reserve Bank. Rappahannock National Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (the “OCC”).

Capital Requirements

The Federal Reserve Board, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and each of the Subsidiary Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity (including Trust Preferred Securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2003 were 10.71% and 11.88%, respectively, exceeding the minimum requirements.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2003, was 8.72%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

The consideration for the pending acquisition of Guaranty will be in the form of stock and cash. It is anticipated that the cash portion of the transaction will be financed through the issuance of trust preferred securities (TRUPs) which qualify as Tier 1 capital for regulatory purposes.

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

The Community Banks are subject to various statutory restrictions on their ability to pay dividends to the Company. Under the current supervisory practices of the Community Banks’ regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Community Banks or the Company may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Community Banks or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of the Community Banks, or the Company, could be deemed to constitute such an unsafe or unsound practice.

Under the FDIA, insured depository institutions such as the Community Banks are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Community Banks’ current financial condition, the Company does not expect that this provision will have any impact on its ability to obtain dividends from the Community Banks. Nonbank subsidiaries pay the parent company dividends periodically on a nonregulated basis.

In addition to dividends it receives from the Community Banks, the Company receives management fees from its affiliated companies for various services provided to them including: data processing, item processing, customer accounting, financial accounting, human resources, funds management, credit administration, credit support, sales and marketing, collections, facilities management, call center, legal, compliance and internal audit. These fees are charged to each subsidiary based upon various specific allocation methods measuring the usage of such services by that subsidiary. The fees are eliminated from the financial statements in the consolidation process.

Under federal law, the Community Banks may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, the Company or take securities of the Company as collateral for loans to any borrower. The Community Banks are also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

The Community Banks

The Community Banks are supervised and regularly examined by the Federal Reserve Board and the SCC, and in the case of Rappahannock National Bank, the OCC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, incurrance of debt and acquisition of financial institutions and other companies, and affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

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

As institutions with deposits insured by the BIF, the Community Banks also are subject to insurance assessments imposed by the FDIC. There is a base assessment for all institutions. In addition, the FDIC has implemented a risk-based assessment schedule, imposing assessments ranging from zero (with a $2,000 minimum assessment) to 0.27% of an institution’s average assessment base. The actual assessment to be paid by each BIF member is based on the institution’s assessment risk classification, which is determined based on whether the institution is considered “well capitalized,” “adequately capitalized” or “undercapitalized,” as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In 2003, the Company paid only the base assessment rate through the Community Banks which amounted to $150,181 in deposit insurance premiums.

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

The Gramm-Leach-Bliley Act

Effective on March 11, 2001, the Gramm Leach Bliley Act (the “GLB Act”) allows a bank holding company or other company to certify status as a financial holding company, which will allow such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

Filings with the SEC

The Company files annual, quarterly and other reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission. These reports are posted and are available at no cost on the Company’s website, www.ubsh.com, through the Investor Relations link, as soon as reasonably practible after the Company files such documents with the SEC. Union’s filings are also available through the SEC’s website at www.sec.gov.

Item 2. — Properties

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The corporate headquarters is located at 212 N. Main Street, Bowling Green, Virginia, in a building owned by the Company. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. See the Notes to Consolidated Financial Statements contained in Item 8, Financial Statement and Supplementary Data, of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

Unless otherwise indicated, the properties below are owned by the Company and its subsidiaries as of December 31, 2003.

Locations

Corporate Headquarters
212 North Main Street	Bowling Green, Virginia

Banking Offices - Union Bank & Trust Company
211 North Main Street	Bowling Green, Virginia
Route 1	Ladysmith, Virginia
Route 301	Port Royal, Virginia
4540 Lafayette Boulevard	Fredericksburg, Virginia
Route 1 and Ashcake Road	Ashland, Virginia
4210 Plank Road	Fredericksburg, Virginia
10415 Courthouse Road	Spotsylvania, Virginia
9665 Sliding Hill Road	Ashland, Virginia
700 Kenmore Avenue	Fredericksburg, Virginia
Route 360	Manquin, Virginia
9534 Chamberlayne Road	Mechanicsville, Virginia
Cambridge and Layhill Road	Fredericksburg, Virginia (leased)
Massaponax Church Road and Route 1	Spotsylvania, Virginia (leased)
Brock Road and Route 3	Spotsylvania, Virginia (leased)
2811 Fall Hill Avenue	Fredericksburg, Virginia
610 Mechanicsville Turnpike	Mechanicsville, Virginia (leased)
10045 Kings Highway	King George, Virginia
840 McKinney Blvd.	Colonial Beach, Virginia
5510 Morris Road	Thornburg, Virginia
4690 Pouncey Tract Road	Glen Allen, Virginia (leased)

Loan Production Offices – Union Bank & Trust Company
9282 Corporate Circle, Building 7 Ashton Professional Center	Manassas, Virginia (leased)
1773 Parham Road	Richmond, Virginia

Banking Offices - Northern Neck State Bank
5839 Richmond Road	Warsaw, Virginia
4256 Richmond Road	Warsaw, Virginia
Route 3, Kings Highway	Montross, Virginia
1649 Tappahannock Blvd	Tappahannock, Virginia
1660 Tappahannock Blvd (Wal-Mart)	Tappahannock, Virginia (leased)
15043 Northumberland Highway	Burgess, Virginia
284 North Main Street	Kilmarnock, Virginia

876 Main Street	Reedville, Virginia
485 Chesapeake Drive	White Stone, Virginia

Banking Office - Rappahannock National Bank
7 Bank Road	Washington, Virginia

Banking Office – Bank of Williamsburg
5125 John Tyler Highway	Williamsburg, Virginia (land leased)
603 Pilot House Drive	Newport News, Virginia (leased)

Union Investment Services, Inc.
111 Davis Court	Bowling Green, Virginia
9665 Sliding Hill Road	Ashland, Virginia
2811 Fall Hill Avenue	Fredericksburg, Virginia
5125 John Tyler Highway	Williamsburg, Virginia (land lease)

Mortgage Capital Investors, Inc. (All leased)
5440 Jeff Davis Highway, #103	Fredericksburg, Virginia
3 Hillcrest Drive #A100	Frederick, Maryland
7501 Greenway Center, #140	Greenbelt, Maryland
7901 N. Ocean Boulevard	Myrtle Beach, South Carolina
6330 Newtown Road, #211	Norfolk, Virginia
6571 Edsall Road	Springfield, Virginia
12741 Darby Brooke Court, Suite 102	Woodbridge, Virginia

Item 3. — Legal Proceedings

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

Item 4. — Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. — Market for Registrant’s Common Equity and Related Stockholder Matters

Union Bankshares Corporation’s common stock is traded on the Nasdaq National Market under the symbol “UBSH”. The Company’s common stock began trading on the Nasdaq National Market in October 1993.

There were 7,627,248 shares of the Company’s common stock outstanding at the close of business on December 31, 2003, which were held by 2,273 shareholders of record. The closing price of the Company’s stock on December 31, 2003 was $30.50 per share as compared to $27.25 on December 31, 2002.

The following table summarizes the high and low closing sales prices and dividends declared for quarterly periods during the two years ended December 31, 2003.

	Market Values				Dividends Declared
	2003		2002		2003	2002
	High	Low	High	Low
First Quarter	$28.99	$23.26	$21.80	$15.50	$—	$—
Second Quarter	28.91	25.05	27.95	20.96	0.29	0.25
Third Quarter	32.64	26.72	29.00	22.54	—	—
Fourth Quarter	34.25	30.13	29.33	22.25	0.31	0.27

					$0.60	$0.52

Restrictions on the ability of the Community Banks to transfer funds to the Company at December 31, 2003, are set forth in Note 16 of the Notes to the Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, of this Form 10-K. A discussion of certain limitations on the ability of the Community Banks to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I, Business, of this Form 10-K under the headings “Supervision and Regulation - Limits on Dividends and Other Payments” and “- The Community Banks”.

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

Equity Compensation Plans

The following table summarizes information, as of December 31, 2003, relating to the Company’s 1993 Stock Option Plan, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

Equity Compensation Plan Information

	Year Ended December 31, 2003
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders	222,000	(1)	$19.85	178,000
Equity compensation plans not approved by shareholders	—		—	—
Total	222,000		$19.85	178,000

(1)	Consists of options granted pursuant to the Company’s 1993 Stock Option Plan.

Item 6. - Selected Financial Data

The following table sets forth selected financial data for the Company for the last five years.

	2003	2002	2001	2000	1999
	(dollars in thousands, except per share amounts)
RESULTS OF OPERATIONS
Interest income	$67,017	$65,205	$65,576	$64,867	$55,636
Interest expense	23,905	24,627	32,483	33,530	27,067

Net interest income	43,112	40,578	33,093	31,337	28,569
Provision for loan losses	2,307	2,878	2,126	2,101	2,216

Net interest income after provision for loan losses	40,805	37,700	30,967	29,236	26,353
Noninterest income	22,840	17,538	16,092	12,011	13,246
Noninterest expenses	40,725	35,922	32,447	32,424	32,689

Income before income taxes	22,920	19,316	14,612	8,823	6,910
Income tax expense	6,256	4,811	2,933	1,223	636

Net income	$16,664	$14,505	$11,679	$7,600	$6,274

KEY PERFORMANCE RATIOS
Return on average assets (ROA)	1.42%	1.41%	1.27%	0.88%	0.79%
Return on average equity (ROE)	14.88%	14.91%	13.55%	10.69%	8.74%
Efficiency ratio	59.36%	58.90%	62.13%	71.18%	74.50%

PER SHARE DATA
Net income per share - basic	$2.19	$1.92	$1.55	$1.01	$0.84
Net income per share - diluted	2.17	1.90	1.55	1.01	0.83
Cash dividends declared	0.60	0.52	0.46	0.40	0.40
Book value at period-end	15.54	13.92	11.82	10.42	9.19

FINANCIAL CONDITION
Total assets	$1,234,732	$1,115,725	$983,097	$881,961	$821,827
Total deposits	1,000,477	897,642	784,084	692,472	646,866
Total loans, net of unearned income	878,267	714,764	600,164	580,790	543,367
Stockholders’ equity	118,501	105,492	88,979	78,352	68,794

ASSET QUALITY
Allowance for loan losses	$11,519	$9,179	$7,336	$7,389	$6,617
Allowance as % of total loans	1.31%	1.28%	1.22%	1.27%	1.22%

OTHER DATA
Market value per share at period-end	$30.50	$27.25	$16.24	$10.25	$14.75
Price to earnings ratio	14.1	14.3	10.5	10.1	17.6
Price to book value ratio	196%	196%	137%	98%	161%
Equity to assets	9.6%	9.5%	9.1%	8.9%	8.4%
Dividend payout ratio	27.40%	27.08%	29.68%	39.60%	42.62%
Weighted average shares outstanding, basic	7,602,872	7,555,906	7,523,566	7,508,238	7,473,869
Weighted average shares outstanding, diluted	7,675,437	7,623,169	7,541,572	7,513,000	7,498,000

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Union Bankshares Corporation and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

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

CRITICAL ACCOUNTING POLICIES

General

The accounting and reporting policies of Union Bankshares Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.

The more critical accounting and reporting policies include Union’s accounting for the allowance for loan losses, goodwill and intangibles, and income taxes. Union’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements”.

The following is a summary of the Company’s significant accounting policies that are highly dependent on estimates, assumptions and judgments.

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

The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to either SFAS No. 5 or SFAS No. 114. Management’s estimate of each SFAS No. 5 component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the loan portfolio; the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

Reserves for commercial loans are determined by applying estimated loss factors to the portfolio based on management’s evaluation and “risk grading” of the commercial loan portfolio. Reserves are provided for noncommercial loan categories using estimated loss factors applied to the total outstanding loan balance of each loan category. Specific reserves are typically provided on all impaired commercial loans in excess of a defined threshold that are classified in the Special Mention, Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.

While management uses the best information available to establish the allowance for loan and lease losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

Goodwill and Intangibles

SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. For purchase acquisitions, Union is required to record assets acquired, including identifiable intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Effective January 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review, and more frequently if certain impairment indicators are in evidence.

Goodwill is included in other assets and totaled $864,000 at December 31, 2003 and 2002. Based on the testing for goodwill impairment, there were no impairment charges for 2003 or 2002. In 2001, $82,500 was expensed.

Core deposit intangibles are included in other assets and are being amortized on a straight-line basis over the period of expected benefit, which ranges from 10 to 15 years. Core deposit intangibles, net of amortization, amounted to $4,926,000 and $5,500,000 at December 31, 2003 and 2002, respectively. The Company adopted SFAS 147, Acquisitions of Certain Financial Institutions, on January 1, 2002 and determined that core deposit intangibles will continue to be amortized over the estimated useful life.

OVERVIEW

Union Bankshares Corporation’s net income for 2003 totaled $16.7 million or $2.19 per share on a basic and $2.17 on a diluted basis, up 14.9% from $14.5 million or $1.92 per share on a basic and $1.90 on a diluted basis for 2002. Profitability as measured by return on average assets (ROA) for 2003 was 1.42% as compared to 1.41% a year earlier, while return on average equity (ROE) for 2003 was 14.88% as compared to 14.91% in 2002. Core profitability continued to improve as net interest income increased by 6.2% and noninterest income was up 30.2%.

Union’s performance in 2003 was highlighted by a low interest rate environment, an improving economy and corporate growth initiatives that fueled strong growth in the loan portfolio. Continued low interest rates provided a relatively low cost funding source to finance the Company’s strong loan growth. The Company’s loan production offices and bank branches in growth markets experienced strong loan demand, particularly in commercial and real estate loans. Although competition remained intense and compressed the net interest margin, loan growth generated sufficient interest income to offset the impact of lower rates.

The interest rate environment proved favorable for the Company’s mortgage segment. The mortgage segment followed a strong year in 2002 with a 39% increase in mortgage loan production to $535 million in 2003.

Community Bank Segment

Net income for the community bank segment was $14.2 million, an increase of $1.3 million, or 10.3% over 2002. Despite the low interest rate environment, earnings from increased loan volumes offset a decline in securities available for sale to generate a 6.3% increase in income from interest and fees on loans. Deposit interest expense benefited from low rates as a $102.8 million increase in deposit volume still resulted in a 2.9% decrease in interest expense. Net interest income before provision was up 5.2% or $2.0 million. Provision expense decreased $571,000 largely as a result of recoveries of prior charge-offs and higher overall asset quality. Noninterest income in the community bank segment grew by 28.3% in 2003 with service charges on deposit accounts, the primary component of noninterest income, increasing 36.9%. Noninterest expense in the community bank segment increased 9.5% while assets grew by over 10.4%. This ability to grow on a stable cost platform has allowed the Company to realize efficiencies from both internal growth and other expansion opportunities.

With the growth plans for the community bank segment in 2004, earnings will be impacted. The Company expects to complete its acquisition of Guaranty Financial Corporation during the second quarter of 2004. The addition of these seven branches will increase net income in 2004, but is expected to be dilutive to earnings per share in 2004 and accretive in 2005. The Company’s plans also call for the opening of a new branch adjacent to the loan production office in the West End of Richmond in March, 2004, as well as two new locations in Hanover County and two in Chesterfield

County later in the year. Management anticipates that the opening of de novo branches typically will reduce net earnings of approximately $100,000 in the first full year of operation. Despite the start-up cost associated with de novo expansion, management feels these opportunities to expand the franchise in 2004 are timely and expects a modest rise in income in 2004 with the full benefit of these ventures realized in future years.

Mortgage Segment

The continued decline in mortgage interest rates in 2003 resulted in the lowest rates in decades and stimulated much higher mortgage loan originations than in 2002. The mortgage segment’s loan originations in 2003 totaled $535 million versus $385 million in 2002 and the gains on the sales of the 2003 loans totaled $13.3 million, a 31.4% increase over 2002. Net income for the mortgage banking segment was $2.5 million, an improvement of $837,000 or 52% over $1.6 million in 2002. The mortgage industry expects a decline in production in 2004 of as much as 50% from 2003 levels. Although interest rates are not expected to rise significantly in 2004, the high volumes of refinance activity in recent years is expected to reduce overall mortgage production. Refinanced mortgages represented 50% of the mortgage segment’s loan production for the year as compared to 42% in 2002, both below industry refinance rates. The Company continues to focus on developing and maintaining relationships with builders and realtors to generate loan referrals, to provide a more steady source of origination volume in a more stable rate environment. The Company will seek to add commissioned mortgage lenders to existing mortgage offices and will seek expansion opportunities for new mortgage offices within existing bank markets and new growth markets. Management believes additional cross-selling opportunities exists within the various subsidiaries and will also pursue those prospects.

Consolidated assets grew to $1.2 billion at December 31, 2003, up 10.7% from $1.116 billion a year ago. Loans grew to $878.3 million, up 22.9% over year-end 2002 totals reflecting continued growth in our loan production in all entities. Deposits increased to $1.0 billion at December 31, 2003 from $897.6 million at December 31, 2002, an 11.5% increase. The Company’s capital position grew by 12.3%, from $105.5 million at December 31, 2002 to $118.5 million a year later and remains strong at 9.6% of total assets.

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

Interest rates in 2003 reached near-term historic lows, as the Federal Reserve furthered its recent accommodative policy to encourage economic recovery. Statistics released in the fourth quarter began to point toward a stronger 2004. The low rates and low inflation sparked a mortgage frenzy which brought on mortgage prepayments on the community bank securities portfolios and the highest mortgage origination volumes ever for the mortgage segment. The Company is in an asset sensitive repricing position. Until rates rise, the margin may compress even more than it is now. The Company will continue to reprice long term liability costs lower and will ultimately benefit from active deposit pricing management when short term rates rise.

During 2003, loan volumes and loans held for sale volumes generated interest income to more than offset the decline in volume and rates in the other asset categories. This resulted in an increase in income from earning assets of $1.6 million. At the same time, volume increases in all the interest bearing liabilities were accompanied by rate declines in all categories. The result was an increase in net interest income. The certificate of deposit categories accounted for the majority of the volume increase in deposits with certificates $100,000 and over actually having an increase in the interest expense as a result of the increased volume. The lower rates resulted in a decrease in liability interest expense of $722,000 and an increase in net interest income of $2.3 million. (see Volume and Rate Analysis table).

During 2003, net interest income, on a taxable equivalent basis, which reflects the tax benefits of nontaxable interest income, totaled $45.7 million, an increase of 5.4% from $43.3 million in 2002. The Company’s net interest margin decreased to 4.11% in 2003, as compared to 4.49% in 2002. The yield on earning assets decreased to 6.27% from 7.04% in 2002 while the cost of interest-bearing liabilities decreased from 3.05% in 2002 to 2.62% in 2003. Average interest-bearing liabilities increased by $106.6 million, or 13.2% while average earning assets grew by $144.5 million, or 15.0%. In 2003, deposits increased primarily through internal growth since only one branch opened late in the fourth quarter. The new branches opened in 2002 gave the balance sheet a full year of deposits, ending the year at $19.1 million, an increase of $6.2 million, or 45% from $13.9 at the end of 2002. The majority of the increase came from the existing branch base. Demand deposits continued to grow through the year, as did interest bearing transaction accounts as many investors maintained their liquidity in bank deposits. The margin decreased on a year-to-year basis and continued compression of a lesser magnitude than in 2003 is anticipated for most of 2004, since rates are not expected to rise until late in the year.

During 2002, net interest income, on a taxable equivalent basis totaled $43.3 million, an increase of 20.8% from $35.9 million in 2001. The Company’s net interest margin increased to 4.49% in 2002, as compared to 4.17% in 2001. The yield on earning assets decreased to 7.04% from 7.94% in 2001 while the cost of interest-bearing liabilities decreased to 3.05% in 2002 from 4.42% in 2001. Average interest-bearing liabilities increased by $72.8 million, or 9.9% while average earning assets grew by $104.7 million, or 12.2%.

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated.

	AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS) YEARS ENDED DECEMBER 31,
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars in thousands)
ASSETS
Securities:
Taxable	$168,022	$8,171	4.86%	$168,787	$9,619	5.70%	$138,175	$9,125	6.60%
Tax-exempt(1)	85,506	6,594	7.71%	91,814	7,015	7.64%	91,538	7,039	7.69%

Total securities	253,528	14,765	5.82%	260,601	16,634	6.38%	229,713	16,164	7.04%
Loans, net	789,934	52,266	6.62%	658,836	49,403	7.50%	589,347	50,148	8.51%
Loans held for sale	45,890	2,351	5.12%	27,606	1,663	6.02%	25,862	1,559	6.03%
Federal funds sold	16,241	138	0.85%	14,153	206	1.46%	13,233	412	3.11%
Money market investments	1,913	22	1.15%	2,778	40	1.44%	1,116	23	2.06%
Interest-bearing deposits in other banks	2,137	22	1.03%	1,146	17	1.48%	1,154	37	3.21%

Total earning assets	1,109,643	69,564	6.27%	965,120	67,963	7.04%	860,425	68,343	7.94%
Allowance for loan losses	(10,279)			(8,370)			(7,725)
Total non-earning assets	78,293			71,684			69,421

Total assets	$1,177,657			$1,028,434			$922,121

LIABILITIES AND STOCKHOLDERS EQUITY
Interest-bearing deposits:
Checking	$136,621	567	0.42%	$120,878	1,028	0.85%	$100,112	1,646	1.64%
Money market savings	97,368	967	0.99%	84,623	1,193	1.41%	67,680	1,838	2.72%
Regular savings	90,208	746	0.83%	78,497	1,014	1.29%	63,311	1,443	2.28%
Certificates of deposit:
$100,000 and over	163,330	6,277	3.84%	135,429	5,718	4.22%	128,117	7,243	5.65%
Under $100,000	322,111	11,316	3.51%	286,076	11,506	4.02%	269,578	14,970	5.55%

Total interest-bearing deposits	809,638	19,873	2.45%	705,503	20,459	2.90%	628,798	27,140	4.32%
Other borrowings	103,866	4,032	3.88%	101,385	4,168	4.11%	105,284	5,343	5.07%

Total interest-bearing liabilities	913,504	23,905	2.62%	806,888	24,627	3.05%	734,082	32,483	4.42%

Noninterest bearing liabilities:
Demand deposits	141,228			115,552			96,127
Other liabilities	10,912			8,734			5,719

Total liabilities	1,065,644			931,174			835,928
Stockholders’ equity	112,013			97,260			86,193

Total liabilities and stockholders’ equity	$1,177,657			$1,028,434			$922,121

Net interest income		$45,659			$43,336			$35,860

Interest rate spread			3.65%			3.99%			3.52%
Interest expense as a percent of average earning assets			2.15%			2.55%			3.78%
Net interest margin			4.11%			4.49%			4.17%

(1)	Income and yields are reported on a taxable equivalent basis.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates. Nonaccrual loans are included in average loans outstanding.

VOLUME AND RATE ANALYSIS* (TAXABLE EQUIVALENT BASIS)

(dollars in thousands)

	Years Ended December 31,
	2003 vs. 2002 Increase (Decrease) Due to Changes in:			2002 vs. 2001 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS:
Securities:
Taxable	$(43)	$(1,405)	$(1,448)	$1,850	$(1,356)	$494
Tax-exempt	(485)	64	(421)	21	(45)	(24)
Loans, net	9,103	(6,239)	2,864	5,563	(6,309)	(746)
Loans held for sale	967	(279)	688	105	(1)	104
Federal funds sold	26	(94)	(68)	26	(232)	(206)
Money market investments	(11)	(7)	(18)	25	(8)	17
Interest-bearing deposits in other banks	12	(7)	5	—	(20)	(20)

Total earning assets	9,569	(7,967)	1,602	7,590	(7,971)	(381)

INTEREST-BEARING LIABILITIES:
Checking	119	(580)	(461)	291	(909)	(618)
Money market savings	162	(388)	(226)	384	(1,029)	(645)
Regular savings	135	(403)	(268)	292	(721)	(429)
CDs $100,000 and over	1,104	(545)	559	394	(1,919)	(1,525)
CDs < $100,000	1,357	(1,547)	(190)	870	(4,334)	(3,464)

Total interest-bearing deposits	2,877	(3,463)	(586)	2,231	(8,912)	(6,681)
Other borrowings	100	(236)	(136)	(192)	(983)	(1,175)

Total interest-bearing liabilities	2,977	(3,699)	(722)	2,039	(9,895)	(7,856)

Change in net interest income	$6,592	$(4,268)	$2,324	$5,551	$1,924	$7,475

*	The change in interest, due to both rate and volume, has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

INTEREST SENSITIVITY

An important element of earnings performance and the maintenance of sufficient liquidity is proper management of the interest sensitivity gap and liquidity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. This gap can be managed by repricing assets or liabilities, which are variable rate instruments, by replacing an asset or liability at maturity or by adjusting the interest rate during the life of the asset or liability. Matching the amounts of assets and liabilities maturing in the same time interval helps to hedge interest rate risk and to minimize the impact of rising or falling interest rates on net interest income.

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

At December 31, 2003, the Company had $36.2 million more liabilities than assets subject to repricing within one year based on gap modeling and was, therefore, in an liability-sensitive position. This was a point in time anomaly caused by a sudden decline in demand deposit balances. Based on other modeling forecasts, the Company is actually less asset sensitive than at the beginning of 2003. An asset-sensitive Company generally will be impacted favorably by increasing interest rates while a liability-sensitive company’s net interest margin and net interest income generally will be impacted favorably by declining interest rates. At December 31, 2002, the Company had $168.1 million more assets than liabilities subject to repricing within one year.

Although the gap report shows the Company to be liability sensitive, computer simulation modeling shows the Company’s net interest income tends to increase when interest rates rise and fall when interest rates decline. The explanation for this is that interest rate changes affect bank products differently. For example, if the prime rate changes by 1.00% (100 basis points or bps), the change on certificates of deposit may only be 0.75% (75 bps), while other interest bearing deposit accounts may only change 0.10% (10 bps). Also, despite their fixed terms, loan products are often refinanced as rates decline, but rarely refinanced as rates rise. Assets and liabilities repriced throughout the year resulting in a decrease in the earning asset rate, a decrease in the cost of funds rate and a decrease in net interest margin.

EARNINGS SIMULATION ANALYSIS

Management uses simulation analysis to measure the sensitivity of net interest income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better analysis of the sensitivity of earnings to changes in interest rates than other analysis, such as the static gap analysis discussed above.

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

The following table represents the interest rate sensitivity on net interest income for the Company using different rate scenarios:

Change in Prime Rate	% Change in Net Interest Income
+200 basis points	9.7%
+100 basis points	4.9%
Flat	0
-100 basis points	-4.3%
-200 basis points	-4.7%

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the market value of all liabilities. The change in net economic value over different rate environments is an indication of the longer term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation:

Change in Prime Rate	Change in Net Economic Value (Dollars in Thousands)
+200 basis points	$ -9
+100 basis points	1,315
Flat	0
-100 basis points	-4,496
-200 basis points	-19,362

NONINTEREST INCOME

Noninterest income increased by $5.3 million or 30.2%, from $17.5 million in 2002 to $22.8 million in 2003. This increase is primarily due to a $3.2 million increase in gains on sales of loans, which rose from $10.1 million in 2002 to $13.3 million in 2003. Stimulated by continued low mortgage interest rates, the mortgage originations growth carried through the third quarter of 2003. Service charges on deposits rose 36.9% from $4.1 million to $5.6 million as a result of a new overdraft privilege service which the Community Banks began offering in June, 2003. Other service charges, commissions and fee income were down slightly from $2.6 million in 2002 to $2.5 million in 2003 as net brokerage commissions were down $119,000. A securities gain of $113,000 represents a $272,000 change from a loss of $159,000 a year ago. Such sales of securities are typically related to minor adjustments in the structure of the portfolio. The Company also recorded a gain of $156,000 on the disposal of other real estate owned. In addition, other operating income was up from $800,000 in 2002 to $1.2 million in 2003. This increase was the result of a full years contribution of $189,000 from the Bank of Williamsburg’s investment in Johnson Mortgage Company, LLC, rental income of $69,000 from the Richmond LPO building and a one time death benefit of $125,000 from a subsidiary director’s life insurance.

In 2002, noninterest income increased by 9.0% from $16.1 million in 2001 to $17.5 million. This increase was primarily due to a $1.2 million increase in gains on sales of loans, which rose from $8.9 million in 2001 to $10.1 million in 2002. The growth in mortgage originations, stimulated by low mortgage interest rates, led to this increase. Service charges on deposits rose 11.5% from $3.7 million to $4.1 million. Other service charges, commissions and fee income were up slightly from $2.5 million in 2001 to $2.6 million as ATM fees continued to grow while brokerage commissions were slowed by the down stock market. A securities loss of $159,000 in 2002 represented a $284,000 change from gains of $125,000 in 2001. This was partially offset by gains on the sale of other real estate and fixed assets as a result of sales of a former branch site and several nonperforming asset properties. In addition, other operating income was down from $906,000 in 2001 to $800,000 in 2002. This decline was principally the result of a decrease in the earnings rate on bank owned life insurance.

NONINTEREST EXPENSES

Noninterest expenses were up $4.8 million or 13.4% to $40.7 million in 2003, compared to $35.9 million in 2002. Salaries and benefits were $25.1 million in 2003, up $3.8 million or 17.9% compared to $21.3 million in 2002. The increase in mortgage loan originations and gains on loan sales within the mortgage segment resulted in an increase of $2.1 million in salaries and benefits of which $1.5 million was commission based compensation. The community bank segment’s salaries and benefits were up $1.7 million from 2002 to 2003. This was the result of a full year of expenses from the two new branches opened during 2002 and the addition of one new branch in 2003, a full year from the loan production office in Manassas, Virginia opened in 2002, the loan production office in Richmond for 2003, higher group insurance, expanded staffing in the retail locations and merit increases. Occupancy expenses were $2.7 million, up $366,000 over $2.3 million in 2002. This was the result of a new main office at the Rappahannock National Bank, building improvements to the operations center and various branches and the relocation of the Newport News office. Equipment expense was down slightly at $2.6 million versus $2.7 million in 2002. Other operating expense was $10.3 million, up $759,000 compared to $9.5 million in 2002. This was the result of increases in operating expense, data processing fees from outsourcing this service, marketing, other taxes and other expenses. Much of these increased costs were related to the new locations, new product advertising and general operating costs. In addition, during 2003, the Company elected to outsource its data processing function to its core processing vendor. This decision was based on analysis of the costs to upgrade and administer the existing internal system versus migration to the vendor’s cost effective platform.

In 2002, noninterest expenses totaled $35.9 million, an increase of $3.5 million versus $32.4 million in 2001. Salaries and benefits were $21.3 million in 2002, up $2.2 million or 11.6% compared to $19.1 million in 2001. The increase in mortgage loan originations and gains on loan sales within the mortgage segment resulted in an increase of $1.1 million in salaries and benefits of which $572,000 was commission based compensation. The community bank segment’s salaries and benefits were up $1.1 million year-to-year. This was the result of two new branches, a loan production office in Manassas, Virginia, higher group insurance, some increased support staffing and normal increases. Occupancy expenses were $2.3 million, up $139,000 over $2.2 million in 2001. Equipment expense was down slightly at $2.7 million versus $2.9 million in 2001. Other operating expense was $9.5 million, up $1.2 million compared to $8.3 million in 2001. This was the result of increases in operating expense, marketing, other taxes and other expenses. Much of these increased costs were related to the new locations, new product advertising, Centennial celebrations at two of the Company’s Community Banks and operating costs and core deposit expenses.

LOAN PORTFOLIO

Loans, net of unearned income, totaled $878.3 million at December 31, 2003, an increase of 22.9% over $714.8 million at December 31, 2002. Loans secured by real estate continues to represent the Company’s largest category, comprising 72.7% of the total loan portfolio at December 31, 2003. Of this total, 1-4 family residential loans, not including home equity lines, comprised 25.9% of the total loan portfolio at December 31, 2003, down slightly from 26.6% in 2002. Loans secured by commercial real estate comprised 27.3% of the total loan portfolio at December 31, 2003, as compared to 28.0% in 2002, and consist of income producing properties, as well as commercial and industrial loans where real estate constitutes a secondary source of collateral. Real estate construction loans accounted for 12.0% of total loans outstanding at December 31, 2003. Home equity lines were up significantly in 2003, comprising 5.5% of the total loan portfolio compared to 4.5% in 2002 The Company’s charge-off rate for all loans secured by real estate has historically been low.

LOAN PORTFOLIO

	DECEMBER 31,
	2003	2002	2001	2000	1999
	(in thousands)
Commercial	$112,760	$78,289	$70,739	$74,261	$67,649
Loans to finance agriculture production and other loans to farmers	818	1,128	4,075	2,793	3,015
Real estate:
Real estate construction	105,417	85,335	57,940	33,560	33,218
Real estate mortgage:
Residential (1-4 family)	227,450	190,427	169,426	177,282	179,246
Home equity lines	48,034	32,320	24,474	20,049	20,987
Multi-family	11,075	3,066	3,418	4,666	4,592
Commercial	239,804	200,125	155,093	139,737	120,490
Agriculture	6,745	4,466	2,497	2,859	2,373

Total real estate	638,525	515,739	412,848	378,153	360,906
Loans to individuals:
Consumer	110,285	102,528	94,620	107,876	102,713
Credit card	7,004	5,350	4,140	4,958	4,346

Total loans to individuals	117,289	107,878	98,760	112,834	107,059
All other loans	8,901	11,836	14,048	13,507	5,855

Total loans	878,293	714,870	600,470	581,548	544,484
Less unearned income	26	106	306	758	1,117

Total net loans	$878,267	$714,764	$600,164	$580,790	$543,367

Commercial loans, secured by non-real estate business assets comprised 12.8% of total loans at the end of 2003, an increase from 11.0% at the end of 2002 and reflective of management’s focus on small business lending activities. The Company’s consumer loan portfolio, its second largest category, consists principally of installment loans. Such loans to individuals for household, family and other personal expenditures totaled 12.6% of total loans at December 31, 2003, down from 14.3% in 2001. This continues a trend as increased competition for automobile loans and the internet financing companies continued to impact this portfolio significantly in 2003. Loans to the agricultural industry totaled less than 1.0% of the loan portfolio in each of the last five years.

REMAINING MATURITIES OF SELECTED LOANS

At December 31, 2003

(in thousands)

		VARIABLE RATE:			FIXED RATE:
	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total maturities
Commercial	$75,623	1,993	—	1,993	31,434	3,710	35,144	$112,760
Real Estate Construction	$99,188	644	—	644	2,136	3,450	5,586	$105,418

Loans, net of unearned income, totaled $714.8 million at December 31, 2002, an increase of 19.1% over $600.2 million at December 31, 2001. This growth in 2002 was fueled largely by commercial real estate and commercial loan growth.

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

ASSET QUALITY—ALLOWANCE/PROVISION FOR LOAN LOSSES

The allowance for loan losses represents management’s estimate of the amount deemed adequate to provide for potential losses inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies.

Management maintains a list of loans which have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. As of December 31, 2003, the allowance for loan losses was $11.5 million or 1.31% of total loans as compared to $9.2 million, or 1.28% in 2002. The provision for loan losses was $2.3 million in 2003 and $2.9 million in 2002. This modest decline in the provision expense reflects stronger asset quality and a year in which recoveries were more than charge-offs. Recoveries in 2003 included $609,598 related to a loan charged off in 1998 and 1999. Additional recoveries on that loan are anticipated in 2004.

ALLOWANCE FOR LOAN LOSSES

	DECEMBER 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Balance, beginning of year	$9,179	$7,336	$7,389	$6,617	$6,407
Loans charged-off:
Commercial	77	310	1,716	777	1,544
Real estate	1	—	3	48	62
Consumer	877	1,271	880	825	746

Total loans charged-off	955	1,581	2,599	1,650	2,352

Recoveries:
Commercial	684	245	154	16	12
Real estate	—	33	15	10	8
Consumer	304	268	251	295	326

Total recoveries	988	546	420	321	346

Net charge-offs (recoveries)	(33)	1,035	2,179	1,329	2,006
Provision for loan losses	2,307	2,878	2,126	2,101	2,216

Balance, end of year	$11,519	$9,179	$7,336	$7,389	$6,617

Ratio of allowance for loan losses to total loans outstanding at end of year	1.31%	1.28%	1.22%	1.27%	1.22%
Ratio of net charge-offs to average loans outstanding during year	0.00%	0.16%	0.37%	0.23%	0.40%

The table below shows an allocation among loan categories based upon analysis of the loan portfolio’s composition, historical loan loss experience, and other factors and the ratio of the related outstanding loan balances to total loans.

(Percent is loans in category divided by total loans.)

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

December 31:	2003		2002		2001		2000		1999
	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
	(dollars in thousands)
Commercial, financial and agriculture	$4,500	12.9%	$3,249	11.1%	$2,846	12.5%	$3,369	13.3%	$3,215	13.0%
Real estate construction	4,176	12.0%	3,492	11.9%	2,205	9.7%	1,467	5.8%	1,511	6.1%
Real estate mortgage	493	60.7%	426	60.2%	383	59.1%	406	59.3%	264	59.7%
Consumer & other	2,350	14.4%	2,012	16.8%	1,902	18.7%	2,147	21.6%	1,627	21.2%

	$11,519	100.0%	$9,179	100.0%	$7,336	100.0%	$7,389	100.0%	$6,617	100.0%

NONPERFORMING ASSETS

Nonperforming assets were $9.6 million at December 31, 2003, up from $910,000 at December 31, 2002. Nonaccrual loans increased to $9.2 million in 2003 from $136,000 in 2002 and foreclosed properties were down from $774,000 in 2002 to $444,000 in 2003.

NONPERFORMING ASSETS

	DECEMBER 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Nonaccrual loans	$9,174	$136	$915	$830	$1,487
Foreclosed properties	444	774	639	844	1,113
Real estate investment	—	—	129	867	903

Total nonperforming assets	$9,618	$910	$1,683	$2,541	$3,503

Loans past due 90 days and accruing interest	$957	$896	$2,757	$1,531	$980

Nonperforming assets to year-end loans, foreclosed properties and real estate investment	1.09%	0.13%	0.28%	0.44%	0.64%
Allowance for loan losses to nonaccrual loans	125.56%	6749.26%	801.75%	890.24%	444.99%

Most of the nonperforming assets are secured by real estate within the Company’s trade area. Based on the estimated fair values of the related real estate, management considers these amounts to be recoverable, with any individual deficiency considered in the allowance for loan losses. As of December 31, 2003, nonperforming assets of $9.6 million included a single credit relationship with two loans totaling $8.1 million. A specific reserve of $885,000 has been allocated on this relationship based on loan impairment analysis. Management will continue to monitor this credit, making any appropriate adjustments to that reserve.

At December 31, 2002, nonperforming assets totaled $910,000, down from $1.7 million at December 31, 2001. Nonaccrual loans decreased by $779,000 in 2002 while foreclosed properties increased by $135,000.

SECURITIES

At December 31, 2003, all $240.1 million of the Company’s securities were classified as available for sale, as compared to $272.8 million at December 31, 2002. The Company seeks to diversify its portfolio to minimize risk and to maintain a large amount of securities issued by states and political subdivisions due to the tax benefits such securities provide. It also purchases mortgage backed securities because of the reinvestment opportunities from the cash flows and the higher yield offered from these securities. The investment portfolio has a high percentage of municipals and mortgage backed securities, which is the main reason for the high taxable equivalent yield the portfolio attains compared to its peers. The Company does not engage in structured derivative or hedging activities. During 2003, the Company experienced a larger than normal volume of prepayments from the mortgaged backed securities. These funds were reinvested in loans or shorter term securities.

MATURITIES OF SECURITIES AVAILABLE FOR SALE

	DECEMBER 31, 2003
TOTAL	1 YEAR OR LESS	1-5 YEARS	5-10 YEARS	OVER 10 YEARS & EQUITY SECURITIES	TOTAL
	(dollars in thousands)
U.S. government and agency securities:
Amortized cost	$1,001	$2,021	$7,708	$979	$11,709
Fair value	1,015	2,046	7,711	937	11,709
Weighted average yield(1)	4.60%	3.03%	2.61%	5.48%	3.11%
Mortgage backed securities:
Amortized cost	$—	$966	$24,299	$48,828	$74,093
Fair value	—	946	24,568	49,509	75,023
Weighted average yield(1)	0.00%	5.28%	4.36%	4.86%	4.70%
Municipal bonds:
Amortized cost	$2,329	$21,149	$26,071	$37,196	$86,745
Fair value	2,377	22,050	27,286	39,314	91,027
Weighted average yield(1)	7.47%	7.07%	6.80%	7.08%	7.00%
Other securities:
Amortized cost	$17,594	$8,525	$—	$31,239	$57,358
Fair value	17,900	8,968	—	35,497	62,365
Weighted average yield(1)	4.64%	5.54%	—	8.43%	6.71%
Total securities:
Amortized cost	$20,924	$32,661	$58,078	$118,242	$229,905
Fair value	21,292	34,010	59,565	125,257	240,124
Weighted average yield(1)	4.95%	6.37%	5.22%	6.50%	6.02%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

DEPOSITS

Total deposits grew $102.8 million or 11.5% in 2003 with deposits in existing branches accounting for most of that growth. The Company also opened one new branch, through Union Bank in November 2003. The two branches opened in 2002 which had deposits of $13.8 million at the end of 2002, added $5.2 million in 2003 and stand at $19.0 million. Increased competition for customer deposits continues to be a challenge for the Company and management continues to focus on customer relationships and delivery of financial products and services to those customers. In the low interest rate environment that continues to exist in the markets, pricing deposits while maintaining a reasonable spread will continue as a major challenge in 2004. If funds begin to flow back into the equities market as expected, competition for deposits will intensify, creating additional pressure on the net interest margin.

Total deposits increased from $897.6 million at December 31, 2002 to $1.0 billion at December 31, 2003. Over this same period, average interest-bearing deposits were $809.6 million, or 14.8% over the 2002 average of $705.5 million. Average now accounts and money market accounts continued to rise with increases of $15.7 and $12.7 respectively. However, average certificates of deposits rose $63.9 million with customers moving to longer term investments to generate income. In 2003, the Company’s lowest cost funding source, noninterest-bearing demand deposits increased by a total of $13.0 million from December 31, 2002 helping to reduce the overall cost of funds. On an average balance basis, demand deposits were up $25.7 million compared to 2002. The Company has no brokered deposits.

AVERAGE DEPOSITS AND RATES PAID

	YEARS ENDED DECEMBER 31,
	2003		2002		2001
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
	(dollars in thousands)
Noninterest-bearing demand deposits	$141,228	—	$115,552	—	$96,127	—
Interest-bearing deposits:
NOW accounts	136,621	0.42%	120,878	0.85%	100,112	1.64%
Money market accounts	97,368	0.99%	84,623	1.41%	67,680	2.72%
Savings accounts	90,208	0.83%	78,497	1.29%	63,311	2.28%
Time deposits of $100,000 and over	163,330	3.84%	135,429	4.22%	128,117	5.65%
Other time deposits	322,111	3.51%	286,076	4.02%	269,578	5.55%

Total interest-bearing	809,638	2.45%	705,503	2.90%	628,798	4.32%

Total average deposits	$950,866		$821,055		$724,925

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

	WITHIN 3 MONTHS	3 - 6 MONTHS	6 - 12 MONTHS	OVER 12 MONTHS	TOTAL	PERCENT OF TOTAL DEPOSITS
	(dollars in thousands)
At December 31, 2003	$17,329	$15,952	$32,962	$111,215	$177,458	17.74%

Total deposits grew from $784.1 million at December 31, 2001 to $897.6 million at December 31, 2002. Over this same period, average interest-bearing deposits were $705.5 million, or 12.2% over the 2001 average of $628.8 million. The Company also acquired $14.9 million in deposits from another financial institution through a branch purchase in the fourth quarter of 2001.

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

The Federal Reserve Board, along with the OCC and the FDIC, has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 11.88% and 12.15% on December 31, 2003 and 2002, respectively. The Company’s ratio of

Tier 1 capital to risk-weighted assets was 10.71% and 11.05% at December 31, 2003 and 2002, respectively, allowing the Company to meet the definition of “well-capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2003 and 2002.

The Company’s strategic plan includes a targeted equity to asset ratio between 8% and 9%. In 2003, that ratio was 9.6%.

In connection with its impending acquisition of Guaranty Financial, the Company anticipates issuing trust preferred securities to fund the cash portion of that acquisition which will approximate $23 million. These debt instruments qualify for regulatory treatment as Tier 1 capital and will allow the Company to maintain its categorization as well-capitalized for regulatory purposes.

ANALYSIS OF CAPITAL

	DECEMBER 31,
	2003	2002	2001
	(dollars in thousands)
Tier 1 capital:
Common stock	$15,254	$15,159	$15,052
Surplus	2,401	1,442	446
Retained earnings	94,102	81,997	71,419

Total equity	111,757	98,598	86,917
Less: core deposit intangibles/goodwill	(5,779)	(6,342)	(6,924)

Total Tier 1 capital	105,978	92,256	79,993

Tier 2 capital:
Allowance for loan losses	11,519	9,179	7,336

Total Tier 2 capital	11,519	9,179	7,336

Total risk-based capital	$117,497	$101,435	$87,329

Risk-weighted assets	$989,236	$834,560	$718,225

Capital ratios:
Tier 1 risk-based capital ratio	10.71%	11.05%	11.14%
Total risk-based capital ratio	11.88%	12.15%	12.16%
Tier 1 capital to average adjusted total assets	8.72%	8.49%	8.35%
Equity to total assets	9.60%	9.46%	9.05%

OFF BALANCE SHEET OBLIGATIONS

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

The Company evaluates each customer’s creditworthiness on a case-by-case basis. At December 31, 2003 and 2002, the Company had outstanding loan commitments approximating $318,803,000 and $231,841,000, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $17,068,000 and $12,368,000 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the mortgage company had rate lock commitments to originate mortgage loans amounting to approximately $20.1 million and loans held for sale of $28.7 million. The mortgage company has entered into corresponding mandatory commitments, on a best-efforts basis, to sell loans of approximately $48.8 million. These commitments to sell loans are designed to eliminate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

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

At December 31, 2003, cash and cash equivalents and securities classified as available for sale comprised 22.8% of total assets, compared to 28.6% at December 31, 2002. Asset liquidity is also provided by managing loan and securities maturities and cash flows.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The subsidiary banks maintain Federal funds lines with several regional banks totaling approximately $64.6 million at December 31, 2003. At year-end 2003, the banks had outstanding $42.6 million of borrowings pursuant to securities sold under agreements to repurchase transactions with a maturity of one day. The Company also had a line of credit with the Federal Home Loan Bank of Atlanta for $458 million at December 31, 2003.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2003.

(dollars in thousands)	Payments due by Period
Contractual Obligations and Commitments	Total	Less than a year	1 -3 years	3-5 years	More than 5 years
Long term debt	66,208	13,437	771	—	52,000
Operating leases	3,732	638	795	610	1,689
Repurchase agreements	42,602	42,602	—	—	—

Total Contractual obligations and commitments	112,542	56,677	1,566	610	53,689

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued “SFAS” No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Company’s consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect the Company, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Company’s consolidated financial position or consolidated results of operations in the future.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Management has evaluated the Company’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development and trust preferred securities structures. The implementation of FIN 46 did not have a significant impact on either the Company’s consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Company’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s consolidated financial statements.

In November 2003, the FASB’s Emerging Issues Task Force reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. The Company has included the required disclosures in their consolidated financial statements.

QUARTERLY RESULTS

The table below lists the Company’s quarterly performance for the years ended December 31, 2003 and 2002.

	2003
	FOURTH	THIRD	SECOND	FIRST	TOTAL
	(in thousands, except per share amounts)
Interest income	$16,795	$16,945	$16,751	$16,526	$67,017
Interest expense	5,854	5,967	6,020	6,064	23,905

Net interest income	10,941	10,978	10,731	10,462	43,112
Provision for loan losses	372	903	645	387	2,307

Net interest income after provision for loan losses	10,569	10,075	10,086	10,075	40,805
Noninterest income	5,270	6,683	6,211	4,676	22,840
Noninterest expenses	10,222	10,959	10,264	9,280	40,725

Income before income taxes	5,617	5,799	6,033	5,471	22,920
Income tax expense	1,428	1,604	1,697	1,527	6,256

Net income	$4,189	$4,195	$4,336	$3,944	$16,664

Net income per share
Basic	$0.55	$0.55	$0.57	$0.52	$2.19

Diluted	$0.54	$0.55	$0.57	$0.52	$2.17

	2002
	FOURTH	THIRD	SECOND	FIRST	TOTAL
	(in thousands, except per share amounts)
Interest income	$16,778	$16,441	$16,119	$15,867	$65,205
Interest expense	6,206	6,114	6,072	6,235	24,627

Net interest income	10,572	10,327	10,047	9,632	40,578
Provision for loan losses	659	650	739	830	2,878

Net interest income after provision for loan losses	9,913	9,677	9,308	8,802	37,700
Noninterest income	5,154	4,724	3,832	3,828	17,538
Noninterest expenses	9,557	9,067	8,649	8,649	35,922

Income before income taxes	5,510	5,334	4,491	3,981	19,316
Income tax expense	1,527	1,323	1,038	923	4,811

Net income	$3,983	$4,011	$3,453	$3,058	$14,505

Net income per share
Basic	$0.52	$0.53	$0.46	$0.41	$1.92

Diluted	$0.52	$0.52	$0.46	$0.40	$1.90

Item 7A. — Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 17 through 18 of this Form 10-K.

Item 8. — Financial Statements and Supplementary Data

Independent Auditor’s Report

To the Stockholders and Directors

Union Bankshares Corporation

Bowling Green, Virginia

We have audited the accompanying consolidated balance sheets of Union Bankshares Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Mortgage Capital Investors, a consolidated subsidiary which reflects total assets and revenue constituting 3% and 17%, respectively, in 2003, 4% and 14%, respectively, in 2002, 5% and 13%, respectively, in 2001, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mortgage Capital Investors, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Union Bankshares Corporation and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

January 14, 2004

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(dollars in thousands)

	2003	2002
ASSETS

Cash and cash equivalents:
Cash and due from banks	$28,708	$29,104
Interest-bearing deposits in other banks	2,077	909
Money market investments	137	15,142
Federal funds sold	10,050	1,247

Total cash and cash equivalents	40,972	46,402

Securities available for sale, at fair value	240,124	272,755

Loans held for sale	28,683	39,771

Loans, net of unearned income	878,267	714,764
Less allowance for loan losses	11,519	9,179

Net loans	866,748	705,585

Bank premises and equipment, net	26,528	21,577
Other real estate owned	444	774
Other assets	31,233	28,861

Total assets	$1,234,732	$1,115,725

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$147,129	$134,172
Interest-bearing deposits:
NOW accounts	149,168	128,764
Money market accounts	104,911	88,440
Savings accounts	93,374	84,983
Time deposits of $100,000 and over	177,458	152,968
Other time deposits	328,437	308,315

Total interest-bearing deposits	853,348	763,470

Total deposits	1,000,477	897,642

Securities sold under agreement to repurchase	42,602	43,227
Other short-term borrowings	—	1,550
Long-term borrowings	66,208	62,219
Other liabilities	6,944	5,595

Total liabilities	1,116,231	1,010,233

Commitments and contingencies
Stockholders’ equity:
Common stock, $2 par value. Authorized 24,000,000 shares; issued and outstanding, 7,627,248 shares in 2003 and 7,579,707 shares in 2002	15,254	15,159
Surplus	2,401	1,442
Retained earnings	94,102	81,997
Accumulated other comprehensive income	6,744	6,894

Total stockholders’ equity	118,501	105,492

Total liabilities and stockholders’ equity	$1,234,732	$1,115,725

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(dollars in thousands, except per share amounts)

	2003	2002	2001
Interest and dividend income :
Interest and fees on loans	$54,312	$50,693	$51,333
Interest on Federal funds sold	138	206	412
Interest on interest-bearing deposits in other banks	22	17	37
Interest on money market investments	22	40	23
Interest and dividends on securities:
Taxable	8,171	9,619	9,125
Nontaxable	4,352	4,630	4,646

Total interest and dividend income	67,017	65,205	65,576

Interest expense:
Interest on deposits	19,873	20,459	27,140
Interest on short-term borrowings	325	475	1,200
Interest on long-term borrowings	3,707	3,693	4,143

Total interest expense	23,905	24,627	32,483

Net interest income	43,112	40,578	33,093
Provision for loan losses	2,307	2,878	2,126

Net interest income after provision for loan losses	40,805	37,700	30,967

Noninterest income:
Service charges on deposit accounts	5,597	4,088	3,665
Other service charges, commissions and fees	2,509	2,563	2,488
Gains (losses) on securities transactions, net	113	(159)	125
Gains on sales of loans	13,260	10,089	8,857
Gains on sales of other real estate owned and bank premises, net	165	157	51
Other operating income	1,196	800	906

Total noninterest income	22,840	17,538	16,092

Noninterest expenses:
Salaries and benefits	25,137	21,326	19,102
Occupancy expenses	2,684	2,318	2,179
Furniture and equipment expenses	2,609	2,742	2,859
Other operating expenses	10,295	9,536	8,307

Total noninterest expenses	40,725	35,922	32,447

Income before income taxes	22,920	19,316	14,612
Income tax expense	6,256	4,811	2,933

Net income	$16,664	$14,505	$11,679

Earnings per share, basic	$2.19	$1.92	$1.55

Earnings per share, diluted	$2.17	$1.90	$1.55

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance - December 31, 2000	$15,033	$403	$63,201	$(285)		$78,352
Comprehensive income:
Net income - 2001			11,679		$11,679	11,679
Unrealized holding gains arising during the period (net of tax, $1,251)					2,430
Reclassification adjustment for gains included in net income (net of tax, $42)					(83)

Other comprehensive income (net of tax, $1,209)				2,347	2,347	2,347

Total comprehensive income					$14,026

Cash dividends - 2001 ($.46 per share)			(3,461)			(3,461)
Issuance of common stock under Dividend Reinvestment Plan (26,330 shares)	53	350				403
Stock repurchased under Stock Repurchase Plan (38,158 shares)	(76)	(521)				(597)
Issuance of common stock for services rendered (1,600 shares)	3	22				25
Issuance of common stock in exchange for net assets in acquisition (19,606 shares)	39	192				231

Balance - December 31, 2001	$15,052	$446	$71,419	$2,062		$88,979
Comprehensive income:
Net income - 2002			14,505		$14,505	14,505
Unrealized holding gains arising during the period (net of tax, $2,435)					4,727
Reclassification adjustment for losses included in net income (net of tax, $54)					105

Other comprehensive income (net of tax, $2,489)				4,832	4,832	4,832

Total comprehensive income					$19,337

Cash dividends - 2002 ($.52 per share)			(3,927)			(3,927)
Issuance of common stock under Dividend Reinvestment Plan (18,389 shares)	37	387				424
Issuance of common stock under Incentive Stock Option Plan (16,850 shares)	33	274				307
Issuance of common stock for services rendered (1,400 shares)	3	36				39
Issuance of common stock in exchange for net assets in acquisition (17,156 shares)	34	299				333

Balance - December 31, 2002	$15,159	$1,442	$81,997	$6,894		$105,492

Comprehensive income:
Net income - 2003			16,664		$16,664	16,664
Unrealized holding gains arising during the period (net of tax, $39)					(75)
Reclassification adjustment for gains included in net income (net of tax, $38)					(75)

Other comprehensive income (loss) (net of tax, $77)				(150)	(150)	(150)

Total comprehensive income					$16,514

Cash dividends - 2003 ($.60 per share)			(4,559)			(4,559)
Issuance of common stock under Dividend Reinvestment Plan (16,501 shares)	33	426				459
Issuance of common stock under Incentive Stock Option Plan (26,703 shares)	54	395				449
Issuance of common stock for services rendered (8,196 shares)	16	248				264
Stock repurchased under Stock Repurchase Plan and option exchange (3,859 shares)	(8)	(110)				(118)

Balance - December 31, 2003	$15,254	$2,401	$94,102	$6,744		$118,501

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDING DECEMBER 31, 2003, 2002 AND 2001

(dollars in thousands)

	2003	2002	2001
Operating activities:
Net income	$16,664	$14,505	$11,679
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of bank premises and equipment	2,041	2,062	1,961
Amortization	2,237	1,879	1,460
Provision for loan losses	2,307	2,878	2,126
(Gains) losses on securities transactions, net	(113)	159	(125)
Origination of loans held for sale	(535,482)	(384,511)	(319,893)
Proceeds from sales of loans held for sale	546,570	388,225	292,880
Gains on sales of other real estate owned and fixed assets, net	(165)	(157)	(51)
Deferred income tax expense (benefit)	(655)	(304)	209
Other, net	(232)	(1,219)	654

Net cash and cash equivalents provided by (used in) operating activities	33,172	23,517	(9,100)

Investing activities:
Purchases of securities available for sale	(71,065)	(63,043)	(86,605)
Proceeds from sales of securities available for sale	9,775	6,118	1,886
Proceeds from maturities of securities available for sale	92,455	47,724	46,756
Net increase in loans	(163,470)	(116,134)	(18,888)
Purchases of bank premises and equipment	(7,678)	(5,045)	(1,085)
Proceeds from sales of bank premises and equipment	15	347	30
Proceeds from sales of other real estate owned	486	459	906
Acquisition of branch, net of cash acquired	—	—	10,552

Net cash and cash equivalents used in investing activities	(139,482)	(129,574)	(46,448)

Financing activities:
Net increase in noninterest-bearing deposits	12,957	23,259	16,719
Net increase in interest-bearing deposits	89,878	90,299	59,853
Net increase (decrease) in short-term borrowings	(2,175)	3,694	9,969
Proceeds from long-term borrowings	5,000	400	—
Repayment of long-term borrowings	(1,011)	(912)	(11,292)
Cash dividends paid	(4,559)	(3,927)	(3,461)
Issuance of common stock	908	731	403
Purchase of common stock	(118)	—	(597)

Net cash and cash equivalents provided by financing activities	100,880	113,544	71,594

Increase (decrease) in cash and cash equivalents	(5,430)	7,487	16,046
Cash and cash equivalents at beginning of year	46,402	38,915	22,869

Cash and cash equivalents at end of year	$40,972	$46,402	$38,915

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$23,965	$24,895	$32,926
Income taxes	7,211	4,833	2,460

Supplemental schedule of noncash investing and financing activities:
Loan balances transferred to foreclosed properties	—	499	—
Unrealized gain on securities available for sale	(227)	7,321	3,556
Issuance of common stock in exchange for net assets in acquisition	—	333	231
Issuance of common stock for services rendered	264	39	25
Transfer of investment securities to securities available for sale	—	—	5,465

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and practices of Union Bankshares Corporation and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. Major policies and practices are described below:

(A)	Principles Of Consolidation

The consolidated financial statements include the accounts of Union Bankshares Corporation and its wholly owned subsidiaries. Union Bankshares Corporation is a bank holding Company that owns all of the outstanding common stock of its banking subsidiaries, Union Bank and Trust Company, Northern Neck State Bank, Rappahannock National Bank, Bank of Williamsburg and of Union Investment Services. Mortgage Capital Investors is a wholly owned subsidiary of Union Bank and Trust Company. The Bank of Williamsburg has a non-controlling interest in Johnson Mortgage Company, which is accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements for prior periods reflect certain reclassifications in order to conform to the 2003 presentation.

(B)	Investment Securities And Securities Available For Sale

When securities are purchased, they are classified as investment securities when management has the intent and the Company has the ability to hold them to maturity. Investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The Company has no securities in this category.

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

Bank premises and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using either the straight-line or accelerated method based on the type of asset involved. It is the policy of the Company to capitalize additions and improvements and to depreciate the cost thereof over their estimated useful lives ranging from 3 to 40 years. Maintenance, repairs and renewals are expensed as they are incurred.

(G)	Intangible Assets

Core deposit intangibles are included in other assets and are being amortized on a straight-line basis over the period of expected benefit, which ranges from 10 to 15 years. Core deposit intangibles, net of amortization amounted to $4,926,000 and $5,500,000 at December 31, 2003 and 2002, respectively. Based on the guidance in SFAS 147, the Company amortizes the core deposit intangible over the estimated useful life as it has in the past.

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

Goodwill is included in other assets and totaled $864,000 at December 31, 2003 and 2002. The goodwill is no longer amortized, but instead tested for impairment at least annually. Based on the testing, there were no impairment charges for 2003 or 2002. Application of the nonamortization provision of the statement resulted in additional net income of $82,500 for the years ended December 31, 2003 and 2002.

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

Comprehensive income (loss) represents all changes in equity of an enterprise that result from recognized transactions and other economic events of the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities.

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

The Company follows the policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2003, 2002 and 2001 was $1,509,000, $1,448,000 and $1,046,000, respectively.

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

	Year Ended December 31,
(dollars in thousands except per share data)	2003	2002	2001
Net income, as reported	$16,664	$14,505	$11,679
Total stock-based compensation expense determined under fair value based method for all awards	(338)	(201)	(119)

Pro forma net income	$16,326	$14,304	$11,560

Earning per share:
Basic - as reported	$2.19	$1.92	$1.55

Basic - pro forma	$2.15	$1.90	$1.54

Diluted - as reported	$2.17	$1.90	$1.55

Diluted - pro forma	$2.13	$1.88	$1.53

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002	2001
Dividend yield	2.43%	2.51%	2.47%
Expected life	10 years	10 years	10 years
Expected volatility	35.54%	36.91%	30.81%
Risk-free interest rate	4.03%	5.13%	5.07%

2.	SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at December 31, 2003 and 2002 are summarized as follows (in thousands):

	2003
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
U.S. government and agency securities	$11,709	$52	$(52)	$11,709
Obligations of states and political subdivisions	86,745	4,344	(62)	91,027
Corporate and other bonds	52,404	4,815		57,219
Mortgage-backed securities	74,093	1,107	(177)	75,023
Federal Reserve Bank stock	688	—	—	688
Federal Home Loan Bank stock	3,678	—	—	3,678
Other securities	588	196	(4)	780

	$229,905	$10,514	$(295)	$240,124

	2002
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
U.S. government and agency securities	$17,301	$154	$—	$17,455
Obligations of states and political subdivisions	97,276	4,454	(17)	101,713
Corporate and other bonds	64,253	3,444	(72)	67,625
Mortgage-backed securities	78,395	2,507	(16)	80,886
Federal Reserve Bank stock	648	—	—	648
Federal Home Loan Bank stock	3,758	—	—	3,758
Other securities	679	36	(45)	670

	$262,310	$10,595	$(150)	$272,755

The amortized cost and estimated fair value (in thousands) of securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,893	$21,218
Due after one year through five years	32,654	34,045
Due after five years through ten years	58,119	59,604
Due after ten years	113,285	120,111

	224,951	234,978
Federal Reserve Bank stock	688	688
Federal Home Loan Bank stock	3,678	3,678
Other securities	588	780

	$229,905	$240,124

Securities with an amortized cost of approximately $59,056,000 and $72,319,000 at December 31, 2003 and 2002 were pledged to secure public deposits, repurchase agreements and for other purposes.

Sales of securities available for sale produced the following results for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Proceeds	$9,775	$6,118	$1,886

Gross realized gains	$160	$2	$129
Gross realized (losses)	(47)	(161)	(4)

Net realized gains (losses)	$113	$(159)	$125

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. In 2002, the Company sold a loss position instrument because the overall credit quality had deteriorated and was not expected to improve. The sale limited the potential loss. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are approximately 20 accounts in the consolidated portfolio of the four banks that have losses. These losses are relative to the market rates and the timing of purchases and are not a material concern since they have moved up and down with the market. Some of those positions have been adjusted in the current year.

LOSSES

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
U.S. government and agency securities	7,108	(52)	—	—	7,108	(52)
Obligations of states and political subdivisions	2,166	(61)	243	(1)	2,409	(62)
Corporate and other bonds	—	—	—	—	—	—
Mortgage-backed securities	12,626	(177)	—	—	12,626	(177)
Federal Reserve Bank stock	—	—	—	—	—	—
Federal Home Loan Bank stock	—	—	—	—	—	—
Other securities	56	(4)	—	—	56	(4)

	21,956	(294)	243	(1)	22,199	(295)

As permitted under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company transferred investment securities with a book value of $5,465,000 and a market value of $5,528,000 to securities available for sale as of January 1, 2001.

3.	LOANS

Loans are stated at their face amount, net of unearned income, and consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Mortgage loans on real estate:
Residential 1-4 family	$211,162	$172,582
Commercial	239,804	200,125
Construction	105,417	85,335
Second mortgages	16,288	17,845
Equity lines of credit	48,034	32,320
Multifamily	11,075	3,066
Agriculture	6,745	4,466

Total real estate loans	638,525	515,739

Commercial Loans	112,760	78,289

Consumer installment loans
Personal	110,285	102,528
Credit cards	7,004	5,350

Total consumer installment loans	117,289	107,878

All other loans and agriculture loans	9,719	12,964

Gross loans	878,293	714,870
Less unearned income on loans	26	106

Loans, net of unearned income	$878,267	$714,764

At December 31, 2003 and 2002, the recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114), totaled $9,174,000 and $136,000 , respectively. The valuation allowance related to impaired loans on December 31, 2003 and 2002 is $1,469,000 and $32,000, respectively. At December 31, 2003, 2002 and 2001, the average investment in impaired loans was $ 9,956,000, $742,000 and $1,202,000, respectively. The amount of interest income recorded by the Company during 2003, 2002 and 2001 on impaired loans was approximately $280,000, $50,000 and $49,000, respectively. There were no nonaccrual loans excluded from impaired loan disclosure at December 31, 2003 and December 31, 2002.

4.	ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 is summarized below (in thousands):

	2003	2002	2001
Balance, beginning of year	$9,179	$7,336	$7,389
Provision charged to operations	2,307	2,878	2,126
Recoveries credited to allowance	988	546	420

Total	12,474	10,760	9,935
Loans charged off	955	1,581	2,599

Balance, end of year	$11,519	$9,179	$7,336

5.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Land	$4,623	$4,129
Land improvements and buildings	18,794	16,840
Leasehold improvements	712	520
Furniture and equipment	15,701	13,167
Construction in progress	3,931	2,263

	43,761	36,919
Less accumulated depreciation and amortization	17,233	15,342

Bank premises and equipment, net	$26,528	$21,577

Depreciation expense for 2003, 2002 and 2001 was $2,041,000, $2,062,000 and $1,961,000 respectively. Future minimum rental payments required under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2003 are approximately $638,000 for 2004, $412,000 for 2005, $383,000 for 2006, $301,000 for 2007, $309,000 for 2008 and $1,689,000 thereafter. Rental expense for years ended December 31, 2003, 2002 and 2001 totaled $1,170,000, $1,118,000 and $1,110,000, respectively.

6.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $177,458,000 and $152,968,000, respectively. At December 31, 2003, the scheduled maturities of time deposits are as follows (in thousands):

2004	$208,082
2005	97,658
2006	41,280
2007	77,491
2008	80,855
Thereafter	529

$505,895

7.	OTHER BORROWINGS

Short-term borrowings consist of the following at December 31, 2003 and 2002 (dollars in thousands):

	2003	2002
Securities sold under agreements to repurchase	$42,602	$43,227
Other short-term borrowings	—	1,550

Total	$42,602	$44,777

Weighted interest rate	0.67%	0.86%
Average for the year ended December 31:
Outstanding	$39,999	$41,159
Interest rate	0.81%	1.16%
Maximum month-end outstanding	$53,236	$46,687

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions, and advances from the Federal Home Loan Bank of Atlanta, which are secured by mortgage-related assets. The carrying value of the loans pledged as collateral for FHLB advances total $390 million at December 31, 2003.

At December 31, 2003, the Company’s fixed-rate long-term debt totals $64,875,000 and matures through 2013. The interest rate on the fixed-rate notes payable ranges from 2.36% to 6.61%. At December 31, 2002, the Company had fixed-rate long-term debt totaling $60,125,000, maturing through 2011. The interest rate on the notes payable ranged from 3.20% to 6.61% at December 31, 2002.

At December 31, 2003, the Company’s floating-rate long-term debt totals $1,333,000 and matures through 2005. The floating rates are based on the 30 day LIBOR plus 95 basis points. The interest rate on floating-rate long-term debt ranged from 2.06% to 2.33% during 2003. At December 31, 2002, the Company had floating-rate long-term debt totaling $2,094,000.

The contractual maturities of long-term debt are at December 31, 2003 as follows (dollars in thousands):

	Fixed Rate	Floating Rate	Total
Due in 2004	12,675	762	13,437
Due in 2005	100	571	671
Due in 2006	100	—	100
Due in 2007
Due in 2008
Thereafter	52,000	—	52,000

Total long term debt	$64,875	$1,333	$66,208

The subsidiary banks maintain Federal funds lines with several regional banks totaling approximately $64.6 million at December 31, 2003. The Company also had a line of credit with the Federal Home Loan Bank of Atlanta for $458 million at December 31, 2003.

8.	INCOME TAXES

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Deferred tax assets:
Allowance for loan losses	$4,032	$3,139
Benefit plans	470	388
Other	305	222

Total deferred tax assets	4,807	3,749

Deferred tax liabilities:
Depreciation	1,163	772
Other	275	263
Securities available for sale	3,474	3,530

Total deferred tax liabilities	4,912	4,565

Net deferred tax liability	$(105)	$(816)

In assessing the realizability of deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies. Management believes it is more likely than not the Company will realize its deferred tax assets and, accordingly, no valuation allowance has been established.

The provision for income taxes charged to operations for the years ended December 31, 2003, 2002 and 2001 consists of the following (in thousands):

	2003	2002	2001
Current tax expense	$6,911	$5,115	$2,724
Deferred tax expense (benefit)	(655)	(304)	209

Income tax expense	$6,256	$4,811	$2,933

The income tax expense differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2003, 2002 and 2001, due to the following (in thousands):

	2002	2002	2001
Computed “expected” tax expense	$8,022	$6,606	$4,968
(Decrease) in taxes resulting from:
Tax-exempt interest income	(1,555)	(1,634)	(1,555)
Other, net	(211)	(161)	(480)

Income tax expense	$6,256	$4,811	$2,933

Low income housing credits totaled $41,800, $41,581 and $79,735 for the years ended December 31, 2003, 2002 and 2001, respectively.

9.	EMPLOYEE BENEFITS

The Company has a 401 (k) Plan that allows employees to save for retirement on a pre-tax basis. The 401 (k) Plan provides for matching contributions by the Company for employee contributions of up to 3% of each employee’s compensation. The Company also has an Employee Stock Ownership Plan (‘ESOP”). The Company makes discretionary profit sharing contributions into the 401 (k) Plan, ESOP and in cash. Company discretionary contributions to both the 401 (k) Plan and the ESOP are allocated to participant accounts in proportion to each participant’s compensation and vested over a six year time interval. Employee contributions to the ESOP are not allowed and the 401 (k) does not provide for investment in the Company’s stock. Company discretionary profit sharing payments made in 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
401(k) Plan	$843	$1,104	$300
ESOP	618	—	677
Cash	276	253	224

	$1,737	$1,357	$1,201

The Company has an obligation to certain members of the subsidiary banks’ Boards of Directors under deferred compensation plans in the amount of $1,543,000 and $992,000 at December 31, 2003 and 2002, respectively. A portion of the benefits will be funded by life insurance.

In December 2001, the Company’s Board of Directors approved an incentive compensation plan as a means of attracting, rewarding and retaining management. The plan is based on both corporate and individual objectives established annually for each participant. The corporate goals are based on earnings per share growth and performance relative to peer banks, while the individual goals are based on specific performance evaluation objectives. Each participant is evaluated within these two categories to determine eligibility and rate of payment based on performance. Salaries and benefits expense includes $ 315,000 and $ 502,000 for 2003 and 2002, respectively for incentive compensation under this plan.

The Company had a stock option plan adopted in 1993 that authorized the reservation of up to 400,000 shares of common stock and provided for the granting of incentive options to certain employees. This plan terminated in 2003 in accordance with plan provisions. A new plan (the “Plan”) was adopted in 2003 which makes available up to 350,000 shares of common stock for granting restricted stock awards and stock options in the form of incentive stock options and non-statutory stock options to certain employees. Under the Plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the Plan may be subject to a graded vesting schedule.

A summary of changes for the Plan for the years 2003, 2002 and 2001 follows:

	Year end December 31,
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, January 1	194,415	$16.47	156,515	$16.20	148,380	$16.63
Granted	66,750	27.77	55,350	16.00	13,350	12.81
Forfeited	(12,783)	21.20	(600)	20.13	(5,215)	19.83
Exercised	(26,703)	14.38	(16,850)	12.91	—	—

Options outstanding, December 31	221,679	$19.85	194,415	$16.47	156,515	$16.20

Weighted average fair value per option of options granted during year		$10.29		$6.37		$4.55

A summary of options outstanding at December 31, 2003 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$11.50	5,760	1.1 yrs	$11.50	5,760	1.1 yrs	$11.50
12.50	8,300	2.5	12.50	8,300	2.5	12.50
12.81	13,000	7.1	12.81	4,990	7.1	12.81
13.00	14,319	6.1	13.00	8,137	6.1	13.00
16.00	51,660	7.8	16.00	15,665	7.4	16.00
20.13	68,740	4.1	20.13	68,740	4.1	20.13
26.59	500	8.6	26.59	—	—	—
27.87	59,400	9.1	27.87	—	—	—

$11.50 - 27.87	221,679	6.5	$19.86	111,592	4.5	$17.69

10.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At December 31, 2003 and 2002, the Company had outstanding loan commitments approximating $318,803,000 and $231,841,000, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $17,068,000 and $12,368,000 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the mortgage company had rate lock commitments to originate mortgage loans amounting to approximately $20.1 million and loans held for sale of $28.7 million. The mortgage company has entered into corresponding mandatory commitments, on a best-efforts basis, to sell loans of approximately $48.8 million. These commitments to sell loans are designed to eliminate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

11.	RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its directors, principal officers and affiliated companies in which they are principal stockholders. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties totaled $20,697,000 and $17,481,000 as of December 31, 2003 and 2002, respectively. During 2003 new advances to such related parties amounted to $15,900,000 and repayments amounted to $12,684,000.

12.	EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for December 31, 2003 2002 and 2001:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
	(dollars and shares information in thousands)
For the Year Ended December 31, 2003
Basic EPS	$16,664	7,603	$2.19
Effect of dilutive stock options	—	72	(0.02)

Diluted EPS	$16,664	7,675	$2.17

For the Year Ended December 31, 2002
Basic EPS	$14,505	7,556	$1.92
Effect of dilutive stock options	—	67	(0.02)

Diluted EPS	$14,505	7,623	$1.90

For the Year Ended December 31, 2001
Basic EPS	$11,679	7,524	$1.55
Effect of dilutive stock options	—	18	—

Diluted EPS	$11,679	7,542	$1.55

Stock options representing 33,000 and 74,140 average shares were not included in the calculation of earnings per share as their effect would have been antidilutive in 2003 and 2001, respectively.

13.	COMMITMENTS AND LIABILITIES

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2003 and 2002, the aggregate amount of daily average required reserves was approximately $868,000 and $1,495,000 .

The Company has approximately $2,558,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2003.

14.	REGULATORY MATTERS

The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), the Company and Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios of Total and Tier I capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 2003, that the Company and Banks meet all capital adequacy requirements to which they are subject.

The most recent notification from the Federal Reserve Bank as of December 31, 2003, categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, an institution must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks’ category.

The Company’s and principal banking subsidiaries’ actual capital amounts and ratios are also presented in the table.

	Actual		Required for Capital Adequacy Purposes		Required in Order to Be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2003
Total capital to risk weighted assets
Consolidated	$117,497	11.88%	$79,123	8.00%	NA	NA
Union Bank & Trust	73,868	10.52%	56,173	8.00%	$70,217	10.00%
Northern Neck State Bank	24,441	12.50%	15,642	8.00%	19,553	10.00%
Tier 1 capital to risk weighted assets
Consolidated	105,978	10.71%	39,581	4.00%	NA	NA
Union Bank & Trust	65,265	9.29%	28,101	4.00%	42,152	6.00%
Northern Neck State Bank	22,507	11.51%	7,822	4.00%	11,733	6.00%
Tier 1 capital to average adjusted assets
Consolidated	105,978	8.72%	48,614	4.00%	NA	NA
Union Bank & Trust	65,265	7.89%	33,087	4.00%	41,359	5.00%
Northern Neck State Bank	22,507	7.82%	11,513	4.00%	14,391	5.00%

As of December 31, 2002
Total capital to risk weighted assets
Consolidated	$101,435	12.15%	$66,788	8.00%	NA	NA
Union Bank & Trust	65,284	11.10%	47,052	8.00%	$58,814	10.00%
Northern Neck State Bank	22,386	12.28%	14,584	8.00%	18,230	10.00%
Tier 1 capital to risk weighted assets
Consolidated	92,256	11.05%	33,396	4.00%	NA	NA
Union Bank & Trust	58,632	9.97%	23,523	4.00%	35,285	6.00%
Northern Neck State Bank	20,542	11.27%	7,291	4.00%	10,936	6.00%
Tier 1 capital to average adjusted assets
Consolidated	92,256	8.49%	43,466	4.00%	NA	NA
Union Bank & Trust	58,632	7.83%	29,952	4.00%	37,441	5.00%
Northern Neck State Bank	20,542	7.71%	10,657	4.00%	13,322	5.00%

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

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

DEPOSITS

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

BORROWINGS

The carrying value of short-term borrowings is a reasonable estimate of fair value. The fair value of long-term borrowings is estimated based on interest rates currently available for debt with similar terms and remaining maturities.

ACCRUED INTEREST

The carrying amounts of accrued interest approximate fair value.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2003 and 2002, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2003 and 2002 are as follows (in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$40,972	$40,972	$46,402	$46,402
Securities available for sale	240,124	240,124	272,755	272,755
Loans held for sale	28,683	28,683	39,771	39,771
Net loans	866,748	898,933	705,585	744,782
Accrued interest receivable	6,473	6,473	7,123	7,123

Financial liabilities:
Deposits	1,000,477	975,220	897,642	886,427
Borrowings	108,810	115,240	106,996	115,399
Accrued interest payable	1,466	1,466	1,556	1,556

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

The primary source of funds for the dividends paid by Union Bankshares Corporation (the “Parent Company”) is dividends received from its subsidiary banks. The payment of such dividends by the subsidiary banks and the ability of the banks to loan or advance funds to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2003, the aggregate amount of unrestricted funds, which could be transferred from the Company’s subsidiaries to the Parent Company, without prior regulatory approval, totaled $23,629,000 or 19.9% of the consolidated net assets.

Financial information for the Parent Company follows:

UNION BANKSHARES CORPORATION (“PARENT COMPANY ONLY”)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(dollars in thousands)

	2003	2002
Assets:
Cash	$5,334	$3,307
Securities available for sale	687	550
Premises and equipment, net	3,160	3,070
Other assets	1,323	479
Investment in subsidiaries	109,888	100,637

Total assets	$120,392	$108,043

Liabilities and Stockholders’ Equity:
Long-term debt	$1,333	$2,094
Other liabilities	558	457

Total liabilities	1,891	2,551

Common stock	15,254	15,159
Surplus	2,401	1,442
Retained earnings	94,102	81,997
Accumulated other comprehensive income	6,744	6,894

Total stockholders’ equity	118,501	105,492

Total liabilities and stockholders’ equity	$120,392	$108,043

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(dollars in thousands)

	2003	2002	2001
Income:
Interest income	$3	$5	$7
Dividends received from subsidiaries	8,591	6,259	5,739
Management fee received from subsidiaries	8,135	6,996	6,619
Equity in undistributed net income of subsidiaries	8,509	8,966	6,154
Other income	1	13	105

Total income	25,239	22,239	18,624

Expense:
Interest expense	40	72	247
Operating expenses	8,535	7,662	6,698

Total expense	8,575	7,734	6,945

Net income	$16,664	$14,505	$11,679

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(dollars in thousands)

	2003	2002	2001
Operating activities:
Net income	$16,664	$14,505	$11,679
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(8,509)	(8,966)	(6,154)
(Increase) decrease in other assets	(604)	484	603
Other, net	595	(105)	970

Net cash provided by operating activities	8,146	5,918	7,098

Investing activities:
Purchase of securities	(395)	(240)	(162)
Proceeds from maturity of securities	180	38	87
Purchase of equipment	(1,374)	(389)	(338)

Net cash used in investing activities	(1,589)	(591)	(413)

Financing activities:
Repayment of long-term borrowings	(761)	(762)	(2,142)
Cash dividends paid	(4,559)	(3,927)	(3,461)
Issuance of common stock under plans	908	731	403
Repurchase of common stock under plans	(118)	—	(597)

Net cash used in financing activities	(4,530)	(3,958)	(5,797)

Increase in cash and cash equivalents	2,027	1,369	888
Cash and cash equivalents at beginning of year	3,307	1,938	1,050

Cash and cash equivalents at end of year	$5,334	$3,307	$1,938

17.	SEGMENT REPORTING

Union Bankshares Corporation has two reportable segments: traditional full service community banks and a mortgage loan origination business. The community bank business includes four banks, which provide loan, deposit, investment, and trust services to retail and commercial customers throughout their 32 retail locations in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimis risk.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest at the 3 month Libor rate. These transactions are eliminated in the consolidation process. A management fee for back room support services is charged to all subsidiaries and eliminated in the consolidation totals. Information about reportable segments and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 follows:

2003 (dollars in thousands)	Community Banks	Mortgage	Elimination	Consolidated Totals
Net interest income	$41,439	$1,673	$—	$43,112
Provision for loan losses	2,307	—	—	2,307

Net interest income after provision for loan losses	39,132	1,673	—	40,805
Noninterest income	9,779	13,256	(195)	22,840
Noninterest expenses	30,040	10,880	(195)	40,725

Income before income taxes	18,871	4,049	—	22,920
Income tax expense	4,682	1,574	—	6,256

Net income	$14,189	$2,475	$—	$16,664

Total assets	$1,234,236	$32,293	$(31,797)	$1,234,732

Capitalized expenditures	$6,022	$268	—	$6,290

2002 (dollars in thousands)	Community Banks	Mortgage	Elimination	Consolidated Totals
Net interest income	$39,404	$1,174	$—	$40,578
Provision for loan losses	2,878	—	—	2,878

Net interest income after provision for loan losses	36,526	1,174	—	37,700
Noninterest income	7,622	10,091	(175)	17,538
Noninterest expenses	27,436	8,661	(175)	35,922

Income before income taxes	16,712	2,604	—	19,316
Income tax expense	3,845	966	—	4,811

Net income	$12,867	$1,638	$—	$14,505

Total assets	$1,117,522	$43,256	$(45,053)	$1,115,725

Capitalized expenditures	$3,947	$132	—	$4,079

2001 (dollars in thousands)	Community Banks	Mortgage	Elimination	Consolidated Totals
Net interest income	$32,416	$677	$—	$33,093
Provision for loan losses	2,126	—	—	2,126

Net interest income after provision for loan losses	30,290	677	—	30,967
Noninterest income	7,403	8,859	(170)	16,092
Noninterest expenses	24,882	7,735	(170)	32,447

Income before income taxes	12,811	1,801	—	14,612
Income tax expense	2,321	612	—	2,933

Net income	$10,490	$1,189	$—	$11,679

Total assets	$984,247	$45,656	$(46,806)	$983,097

Capitalized expenditures	$1,561	$73	—	$1,634

18.	ACQUISITION ACTIVITY

On December 19, 2003 the Company announced it had signed a definitive merger agreement with Guaranty Financial Corporation (“Guaranty”) which was unanimously approved by both company’s board of directors. The transaction is valued at $54 million in stock and cash and is expected to take place in the second quarter of 2004 subject to regulatory approval and the approval of Guaranty’s shareholders. Guaranty operates seven branches in the Greater Charlottesville area with nearly $200 million in assets.

Item 9. — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable. During the past two years, there have been no changes in or reportable disagreement with the certifying accountants for the Company or any of its subsidiaries.

Item 9A. — Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management of the Company, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 10. — Directors and Executive Officers of the Registrant

This information, as applicable to directors, is incorporated herein by reference from pages 2 and 3 of the Company’s definitive proxy statement to be used in conjunction with the Company’s 2004 Annual Meeting of Shareholders to be held April 20, 2004 (“Proxy Statement”), from the section titled “Election of Directors.” Executive officers of the Company are listed below (All ages and positions are as of December 31, 2003):

Name (Age)	Title and Principal Occupation During Past Five Years

G. William Beale (54)	President and Chief Executive Officer of the Company; President of Union Bank from 1991 until January 2004.

D. Anthony Peay (44)	Executive Vice President of the Company since 2003, Senior Vice President of the Company from 2000 to 2003 and Chief Financial Officer of the Company since December 1994.

John C. Neal (54)	President and Chief Executive Officer of Union Bank and Trust since January 2004, Executive Vice President and Chief Operating Officer of Union Bank from 1997 until 2004.

N. Byrd Newton (60)	President and Chief Executive Officer of Northern Neck State Bank since 2000 and Senior Vice President and Secretary of the bank since 1992.

Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated herein by reference from page 14 of the Proxy Statement from the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a broadbased code of ethics for all employees and directors. The Company has also adopted a code of ethics tailored for senior officers who have financial responsibilities. A copy of the code may be obtained by request from the corporate secretary.

Item 11. — Executive Compensation

This information is incorporated herein by reference from page 5 and pages 8 through 11 of the Proxy Statement from the sections titled “Election of Directors—Directors’ Fees” and “Executive Compensation.”

Item 12. — Security Ownership of Certain Beneficial Owners

This information is incorporated herein by reference from page 7 of the Proxy Statement from section titled “Ownership of Company Common Stock” and page 14 of the Proxy Statement from the section titled “Equity Compensation Plans” and from Item 5 of this 10-K..

Item 13. — Certain Relationships and Related Transactions

This information is incorporated herein by reference from page 12 of the Proxy Statement from the section titled “Interest of Directors and Officers in Certain Transactions.”

Item 14. — Principal Accounting Fees and Services

This information is incorporated herein by reference from page 6 of the Proxy Statement from the section titled “Principal Accounting Fees.”

PART IV

Item 15. — Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 34 thru 38:

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated December 18, 2003, by and between Union Bankshares Corporation and Guaranty Financial Corporation (incorporated by reference to Form S-4 Registration Statement; SEC file no. 333-112416).

3.1	Articles of Incorporation (incorporated by reference to Form S-4 Registration Statement; SEC file no. 33-60458)

3.2	By-Laws (incorporated by reference to Form S-4 Registration Statement; SEC file no. 33-60458)

10.1	Change in Control Employment Agreement of G. William Beale (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.2	Employment Agreement of G. William Beale (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	Change in Control Employment Agreement of D. Anthony Peay (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.4	Change in Control Employment Agreement of John C. Neal (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.5	Change in Control Employment Agreement of N. Byrd Newton (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.6	Change in Control Employment Agreement of Peter A. Seitz (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.7	Employment Agreement of Philip E. Buscemi (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

11.0	Statement re: Computation of Per Share Earnings (incorporated by reference to note 12 of the notes to consolidated financial statements included in this report)

21.0	Subsidiaries of the Registrant

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	2003 management presentation for shareholders

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of 2003:

In a report on Form 8-K filed October 16, 2003, the Company issued a press release announcing second quarter results for the quarter ending September 30, 2003. The press release, with summary financial information, was filed pursuant to Item 7 and Item 12.

In a report on Form 8-K filed October 31, 2003, the Company issued a press release announcing the appointment of two new directors: Mr. R. Hunter Morin and Mr. Robert C. Sledd. The press release, with summary financial information, was filed pursuant to Item 7 and Item 9.

In a report on Form 8-K filed December 19, 2003, the Company issued a press release announcing a definitive merger agreement with Guaranty Financial Corporation, a Virginia bank holding company. The merger agreement defines the terms of the Company acquiring Guaranty Financial Corporation. The press release, with summary financial information, was filed pursuant to Item 5 and Item 7.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union Bankshares Corporation

By:	/s/ G. William Beale	Date: March 8, 2004
G. William Beale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2004.

Signature	Title

/ s/ G. William Beale G. G. William Beale	President, Chief Executive Officer and Director (principal executive officer)

/s/ Frank B. Bradley, III Frank B. Bradley, III	Director

/s/ Ronald L. Hicks Ronald L. Hicks	Chairman of the Board of Directors

/ s/ W. Tayloe Murphy, Jr. W. Tayloe Murphy, Jr.	Vice Chairman of the Board of Directors

/s/ Walton Mahon Walton Mahon	Director

/s/ R. Hunter Morin R. Hunter Morin	Director

/ s/ D. Anthony Peay D. Anthony Peay	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ M. Raymond Piland, III M. Raymond Piland, III	Director

/s/ Robert C. Sledd Robert C. Sledd	Director

/s/ Ronald L. Tillett Ronald L. Tillett	Director

/s/ A.D. Whittaker A.D. Whittaker	Director

/s/ William M. Wright William M. Wright	Director