Form 10-Q
period 2004-03-31
UNION BANKSHARES CORP
filed 2004-05-10
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

As of April 27, 2004, Union Bankshares Corporation had 7,639,146 shares of Common Stock outstanding.

UNION BANKSHARES CORPORATION

FORM 10-Q

March 31, 2004

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share information)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$28,047	$28,708
Interest-bearing deposits in other banks	4,007	2,077
Money market investments	194	137
Other interest-bearing deposits	1,711	—
Federal funds sold	9,401	10,050

Total cash and cash equivalents	43,360	40,972

Securities available for sale, at fair value	259,225	240,124

Loans held for sale	32,746	28,683

Loans, net of unearned income	917,508	878,267
Less allowance for loan losses	11,996	11,519

Net loans	905,512	866,748

Bank premises and equipment, net	27,111	26,528
Other real estate owned	444	444
Other assets	30,752	31,233

Total assets	$1,299,150	$1,234,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$161,161	$147,129
Interest-bearing deposits:
NOW accounts	152,595	149,168
Money market accounts	114,773	104,911
Savings accounts	97,151	93,374
Time deposits of $100,000 and over	178,925	177,458
Other time deposits	328,760	328,437

Total interest-bearing deposits	872,204	853,348

Total deposits	1,033,365	1,000,477

Securities sold under agreements to repurchase	41,430	42,602
Trust preferred capital notes	22,500	—
Long-term borrowings	65,942	66,208
Other liabilities	12,476	6,944

Total liabilities	1,175,713	1,116,231

Commitments and contingencies

Stockholders’ equity:
Common stock, $2 par value. Authorized 24,000,000 shares; issued and outstanding, 7,637,028 , and 7,627,248 shares, respectively	15,274	15,254
Surplus	2,551	2,401
Retained earnings	97,712	94,102
Accumulated other comprehensive income	7,900	6,744

Total stockholders’ equity	123,437	118,501

Total liabilities and stockholders’ equity	$1,299,150	$1,234,732

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Interest and dividend income :
Interest and fees on loans	$13,977	$13,106
Interest on Federal funds sold	46	44
Interest on interest-bearing deposits in other banks	4	4
Interest on money market investments	—	18
Interest and dividends on securities:
Taxable	1,857	2,223
Nontaxable	1,006	1,131

Total interest and dividend income	16,890	16,526

Interest expense:
Interest on deposits	4,728	5,087
Interest on Federal funds purchased	—	1
Interest on short-term borrowings	69	70
Interest on long-term borrowings	977	906

Total interest expense	5,774	6,064

Net interest income	11,116	10,462
Provision for loan losses	431	387

Net interest income after provision for loan losses	10,685	10,075

Noninterest income:
Service charges on deposit accounts	1,547	1,045
Other service charges, commissions and fees	754	589
Gains (losses) on securities transactions, net	—	(15)
Gains on sales of loans	2,182	2,785
Gains on sales of other real estate owned and bank premises, net	15	7
Other operating income	185	265

Total noninterest income	4,683	4,676

Noninterest expenses:
Salaries and benefits	6,292	5,850
Occupancy expenses	688	663
Furniture and equipment expenses	727	591
Other operating expenses	2,803	2,176

Total noninterest expenses	10,510	9,280

Income before income taxes	4,858	5,471
Income tax expense	1,248	1,527

Net income	$3,610	$3,944

Basic net income per share	$0.47	$0.52
Diluted net income per share	$0.47	$0.52

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance - December 31, 2002	$15,159	$1,442	$81,997	$6,894		$105,492
Comprehensive income:
Net income - for the three months ended March 31, 2003			3,944		$3,944	3,944
Unrealized holding losses arising during the period (net of tax, $65)					(127)
Reclassification adjustment for losses included in net income (net of tax, $5)					10

Other comprehensive income (net of tax, $60)				(117)	(117)	(117)

Total comprehensive income					$3,827

Stock repurchased under Stock Repurchase Plan (1,000 shares)	(2)	(22)				(24)
Issuance of common stock under Incentive Stock Option Plan (13,345 shares)	27	111				138

Balance - March 31, 2003 (Unaudited)	$15,184	$1,531	$85,941	$6,777		$109,433

Balance - December 31, 2003	$15,254	$2,401	$94,102	$6,744		$118,501
Comprehensive income:
Net income - for the three months ended March 31, 2004			3,610		$3,610	3,610
Unrealized holding gains arising during the period (net of tax, $622)					1,156

Other comprehensive income (net of tax, $622)				1,156	1,156	1,156

Total comprehensive income					$4,766

Issuance of common stock under Incentive Stock Option Plan (9,780 shares)	20	150				170

Balance - March 31, 2004 (Unaudited)	$15,274	$2,551	$97,712	$7,900		$123,437

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2004 and 2003

(dollars in thousands)

	2004	2003
Operating activities:
Net income	$3,610	$3,944
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of bank premises and equipment	571	473
Amortization	471	374
Provision for loan losses	431	387
Losses on sales of securities available for sale	—	15
Gains on sales of other real estate owned and bank premises, net	(15)	(7)
Increase in loans held for sale	(4,063)	(6,654)
Increase (decrease) in other assets	209	(910)
Increase in other liabilities	4,752	6,997

Net cash and cash equivalents provided by operating activities	5,966	4,619

Investing activities:
Purchase of securities available for sale	(33,089)	(23,254)
Proceeds from sale of securities available for sale	979	3,993
Proceeds from maturities of securities available for sale	14,754	24,163
Net increase in loans	(39,195)	(35,289)
Purchases of bank premises and equipment	(1,147)	(2,747)
Proceeds from sales of bank premises and equipment	—	7

Net cash and cash equivalents used in investing activities	(57,698)	(33,127)

Financing activities:
Net increase in noninterest-bearing deposits	14,032	9,898
Net increase in interest-bearing deposits	18,856	33,486
Net decrease in short-term borrowings	(1,172)	(14,507)
Net increase in trust preferred capital notes	22,500
Net decrease in long-term borrowings	(266)	(265)
Issuance of common stock	170	138
Purchase of common stock	—	(24)

Net cash and cash equivalents provided by financing activities	54,120	28,726

Increase in cash and cash equivalents	2,388	218
Cash and cash equivalents at beginning of period	40,972	46,402

Cash and cash equivalents at end of period	$43,360	$46,620

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$5,687	$6,032
Income taxes	$21	$196

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2004

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

2.	STOCK COMPENSATION

The current Company plan approved in 2003 authorizes the reservation of 350,000 shares of common to be used in the granting of incentive options to certain employees. Prior to this plan, the Company had a plan adopted in 1993 that authorized the reservation of up to 400,000 shares of common stock. The 1993 plan ended in 2003 but has options that can be exercised until 2012. Under both Plans, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the Plan may be subject to a graded vesting schedule.

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

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands, except per share amounts)

Net income, as reported	$3,610	$3,944

Total stock-based compensation expense determined under fair value based method for all awards	(98)	(85)

Pro forma net income	$3,512	$3,859

Earning per share:
Basic - as reported	$0.47	$0.52

Basic - pro forma	$0.46	$0.51

Diluted - as reported	$0.47	$0.52

Diluted - pro forma	$0.46	$0.50

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2004	2003
Dividend yield	2.39%	2.37%
Expected life	10 years	10 years
Expected volatility	34.54%	35.54%
Risk-free interest rate	4.22%	4.03%

3. ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the three months ended March 31, (in thousands):

	2004	2003
Balance, January 1	$11,519	$9,179
Provisions charged to operations	431	387
Recoveries credited to allowance	349	252
Loans charged off	(303)	(226)

Balance, March 31	$11,996	$9,952

4.	EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. At March 31, 2004 and 2003, there were 52,300 and 50,876 options respectively that were anti-dilutive. The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
	(In thousands except per share data)
Earnings per common share computation:
Numerator: Net Income	$3,610	$3,944
Denominator: Average common shares outstanding	7,630	7,590
Earnings per common share	0.47	0.52

Diluted earnings per common share computation:
Numerator: Net Income	3,610	3,944
Denominator: Average common shares outstanding	7,630	7,590
Effect of dilutive stock options	84	61

Average diluted common shares outstanding	7,714	7,651
Diluted earnings per common share	0.47	0.52

5.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

6.	SUBSEQUENT EVENT

On December 19, 2003, the Company announced the signing of a definitive merger agreement with Guaranty Financial Corporation (“Guaranty”). The transaction is valued at approximately $54 million in stock and cash and took place on May 1, 2004. At this point, all regulatory and shareholder approvals have occurred. Guaranty will initially become a subsidiary of Union Bankshares Corporation then be merged into Union Bank & Trust Company in September upon completion of the various data and systems conversions. Guaranty had $209.4 million in assets at March 31, 2004.

Also during the first quarter of 2004, the Company was notified it was the successful bidder for two branch locations which are being sold as a result of another bank merger.. These branches are located at 11101 Hull Street Road (Victorian Square) and 13644 Hull Street

Road (Harbour Pointe) in Chesterfield County and provide a further expansion of the Company’s presence in the Greater Richmond market, complimenting its locations in Hanover and Henrico Counties. In addition, two branches in Hanover County that were announced last year, are in various stages of construction with at least one expected to open late in 2004.

7.	TRUST PREFERRED SECURITIES

During the first quarter of 2004, Union Bankshares Corporation Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On March 18, 2004, $22.5 million of trust preferred securities were issued through a pooled underwriting totaling approximately $858.8 million. The securities have a LIBOR-indexed floating rate of interest. The interest rate as of March 31, 2004 was 3.86% and these interest rates adjust quarterly. Interest is payable quarterly. The securities have an optional redemption date of March 18, 2009, and are subject to varying call provisions beginning March 24, 2004. The principal asset of the Trust is $22.5 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the Trust Preferred not considered as Tier I capital may be included in Tier II capital.

The obligations of the Corporation with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations with respect to the Capital Securities.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements in the first quarter of 2004 effecting the Company.

9.	SEGMENT REPORTING DISCLOSURES

Union Bankshares Corporation has two reportable segments: traditional full service community banking and mortgage loan origination. The community bank segment includes four banks which provide loan, deposit and investment services to retail and commercial customers throughout their locations in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimis risk.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2004 and 2003 follows:

Union Bankshares Corporation

Segment Report

	Community Banks	Mortgage	Elimination	Consolidated Totals
	(in thousands)
Three Months ended March 31, 2004
Net interest income	$10,849	$267	$—	$11,116
Provision for loan losses	431	—	—	431

Net interest income after provision for loan losses	10,418	267	—	10,685
Noninterest income	2,546	2,182	(45)	4,683
Noninterest expenses	8,288	2,267	(45)	10,510

Income before income taxes	4,676	182	—	4,858
Income tax expense	1,191	57	—	1,248

Net income	$3,485	$125	$—	$3,610

Total assets	$1,292,573	$35,996	$(29,419)	$1,299,150

Three Months ended March 31, 2003
Net interest income	$10,052	$410	$—	$10,462
Provision for loan losses	387	—	—	387

Net interest income after provision for loan losses	9,665	410	—	10,075
Noninterest income	1,938	2,786	(48)	4,676
Noninterest expenses	7,002	2,326	(48)	9,280

Income before income taxes	4,601	870	—	5,471
Income tax expense	1,203	324	—	1,527

Net income	$3,398	$546	$—	$3,944

Total assets	$1,150,850	$49,580	$(45,155)	$1,155,275

10	STOCK REPURCHASE

The Company had authorization from the Board of Directors of Union Bankshares dated November 2002 to buy up to 100,000 shares of the Company’s outstanding common stock in the open market at prices that management and the Board of Directors determine to be prudent. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock. When a plan is in place, it is anticipated that any repurchased shares will be used primarily for general corporate purposes, including the dividend reinvestment plan, incentive stock option plan and other employee benefit plans.

No shares were repurchased in the first three months of 2004. During the first three months of 2003, under a plan from November 2002, the Company repurchased 1,000 shares of its common stock in the open market at an average cost of $24.07.

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the condensed consolidated balance sheet of Union Bankshares Corporation and Subsidiaries as of March 31, 2004 and the related condensed consolidated statements of income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Union Bankshares Corporation as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the year ended (not presented herein); and in our report dated January 14, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Winchester, Virginia

May 5, 2004

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

The more critical accounting and reporting policies include Union’s accounting for the allowance for loan losses, goodwill and intangibles, and income taxes. Union’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in the 2003 Form 10-K filed in March 2004 with the SEC.

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

Goodwill is included in other assets and totaled $864,000 at March 31, 2004 and 2003. Core deposit intangibles are included in other assets and are being amortized on a straight-line basis over the period of expected benefit, which ranges from 10 to 15 years. Core deposit intangibles, net of amortization, amounted to $4,783,000 and $5,354,000 at March 31, 2004 and 2003, respectively. The Company adopted SFAS 147, Acquisitions of Certain Financial Institutions, on January 1, 2002 and determined that core deposit intangibles will continue to be amortized over the estimated useful life. It is anticipated that both goodwill and core deposit intangibles will increase upon completion of the Company’s acquisition of Guaranty Financial Corporation which is anticipated to become effective May 1, 2004.

Results of Operations

Net income for the first quarter of 2004 was $3.6 million, down 8.5% from $3.9 million for the same period in 2003. This decrease resulted from slowed mortgage lending activity which was partially offset by modest growth in the community bank segment. Net income in the community banking segment increased by $87,000 or 2.6% to $3.5 million compared to $3.4 million in the prior year’s first quarter. The mortgage segment’s net income declined by $421,000 or 77.1%, totaling $125,000 for the quarter ended March 31, 2004 compared to $546,000 in the comparable quarter of last year. First quarter 2004 diluted earnings per share for the Company amounted to $.47, as compared to $.52 in the same quarter of 2003. The Company’s annualized return on average assets for the three months ended March 31, 2004 was 1.16% as compared to 1.43% a year ago. The Company’s annualized return on average equity was 11.95% and 14.97% for the three months ended March 31, 2004 and 2003, respectively.

The slight increase in the Company’s community bank segment’s net income was the result of increased net interest income and increased noninterest income offset by increased noninterest expense. Net interest income before provision increased $797,000 as a result of higher interest income on higher loan volume and lower interest expense on higher deposit volume. Noninterest income was up $608,000 driven by higher service charge income and increased income from the brokerage commissions. These increases were offset by an increase in noninterest expense of $1.3 million which was driven by increases in: salaries of $566,000, furniture and equipment of $121,000 and other operating expenses of $577,000. Most of these were related to expansion efforts begun after 2003’s first quarter. Between year end 2003 and March 31, 2004 loans grew $39.2 million while deposits grew $32.9 million over the same period. This growth in loans continued to help offset the impact of declining rates on interest earning assets. In addition, 42.7% of the deposit growth was in demand deposits which helped hold down interest expense.

The mortgage segment’s net income declined from $546,000 in March 2003 to $125,000 in March 2004. This decline is the result of a protracted low interest rate environment which resulted in record levels of refinance activity, but slowed significantly in the fourth quarter of 2003, continuing into the first quarter of 2004 as long term rates increased slightly, with further increases anticipated. Mortgage production for the quarter of nearly $88 million was slightly ahead of expectations in what is typically the slowest production quarter. Approximately 60% of the volume represented purchase money financing with only 40% from refinancings as compared to the first quarter of 2003 when refinancings made up 59% of the volume. This movement to more traditional purchase money home financing is expected to continue as the year progresses. The trend seen in the first quarter reflects MCI’s strategy of focusing its efforts toward the new and resale home purchase market, working with home buyers, builders, realtors and other referral sources to provide a more stable loan production platform. This strategy should generate a steady flow of business in a more normal rate environment. It is anticipated that rising mortgage rates will significantly reduce mortgage refinancing activity and, to a lesser extent, financings of new and resale homes. In addition, home inventory levels in certain markets may further suppress mortgage loan volumes. Industry forecasts anticipate a reduction in mortgage originations of over 50% in 2004. The Company will continue to closely monitor production volumes so adjustments in staffing and other fixed costs can be made in an appropriate and timely manner.

Total assets as of March 31, 2004 were $1.299 billion, an increase of 5.2% from $1.235 billion at December 31, 2003. Loans totaled $917.5 million at March 31, 2004, an increase of $39.2 million or 4.5% from $878.3 million at December 31, 2003. The securities portfolio increased to $259.2 million at the end of the first quarter of 2004 versus $240.1 million at year end 2003. This was principally the result of the temporary investment of $22.5 million in cash from the issuance of trust preferred securities in late March 2004 which is to be used to fund the pending acquisition of Guaranty Financial Corporation.. Loans held for sale increased $4.1 million to $32.7 million compared to $28.7 million at December 31, 2003.

Total deposits at March 31, 2004 were $1.03 billion, up 3.3% from $1.00 billion at December 31, 2003. Other borrowings totaled $129.9 million at March 31, 2004, a 19.4% increase from $108.8 million at year end 2003. The principal reason for this increase was the issuance of $22.5 million in trust preferred securities to fund the cash portion of the pending acquisition of Guaranty Financial Corporation. Stockholders’ equity totaled $123.4 million at March 31, 2004, which represents a book value of $16.15 per share and an increase of $4.9 million or 4.2% from December 31, 2003.

On a year-to-year basis, loans increased 22.3% to $917.5 million at March 31, 2004 compared to $750.1 million a year earlier. Deposits at March 31, 2004 were up 9.8% at $1.03 billion compared to $941.0 million at the end of March 2003. Of the $92.3 million growth in deposits, $17.1 million or 18.5% was in noninterest bearing deposits and $30.4 million or 32.9% was in longer term certificates of deposits. The growth in demand deposits helps the short term cost of funds, while the growth in certificates provides protection for the net interest margin in a rising rate environment. While the growth in loans continues to allow the Company to maintain a good earnings margin in spite of the lower yield on loans, the margin is expected to stay flat until there is a marked increase in interest rates. However, as investors gain confidence, some of the lower cost deposits, such as demand and NOW accounts, may move back into the stock market and cause renewed compression in the net interest margin. In an attempt to cover the potential exodus of funds, the Company has initiated some certificate of deposit programs to lock in blocks of funds at lower rates.

Net Interest Income

Net interest income on a tax-equivalent basis for the first quarter of 2004 increased by 5.2% to $11.7 million from $11.1 million for the same period a year ago. Over that time, average interest earning assets grew by $117.1 million or 11.1% and average interest-bearing deposits increased by $78.0 million or 10.0%. Of the $78.0 million increase in average interest bearing deposits, 49.1%, or $38.3 million was in certificate of deposits. Total average interest-bearing liabilities on a year to year basis were up 10.1% which reflects the Company’s ability to fund growth through deposits. The net interest margin was 4.00% for the three months ended March 31, 2004, down 26 basis points from 4.26% the same period in 2003. For this same period, the yield on earning assets was 5.98%, down 61 basis points from 6.59% in March of 2003 and the cost of interest-bearing liabilities was 2.40% down 40 basis points from 2.80% for the same period in 2003. The net interest margin of 4.00% at March 31, 2004 is flat when compared to 3.99% for the fourth quarter 2003 and 4.03% at the end of the third quarter 2003.

The relatively flat net interest margin with a slightly downward trend of 3 to 4 basis points over the last 3 quarters is principally the result of the low rate environment that has existed since the last rate cut by the Federal Reserve in June 2003 and the Company’s ability to lower its deposit cost as asset yield declined. The Company’s balance sheet remains asset sensitive and management anticipates that as interest rates start to rise, the margin will begin to improve.

Competition for deposits, particularly as it impacts certificate of deposit (CD) rates, is rate sensitive. Management continues to focus on increasing and retaining lower cost deposit products (including noninterest-bearing demand deposits and savings accounts) and locking in current lower rates with longer term (3-5 year) CD rates in an effort to maintain a lower cost of funds and a stable interest margin. The Company plans to continue to aggresively manage the deposit cost and maintain the net interest margin until rates rise.

In addition, the subsidiary banks have periodically engaged in wholesale leverage transactions to better leverage their capital position by borrowing funds to invest in securities at margins of 150 to 200 basis points. Although such transactions increase net income and return on equity, they negatively impact the net interest margin. As of March 31, 2004 such transactions accounted for $10 million of the Company’s total borrowings.

Included in the average earning assets for the quarter is $22.7 million in loans held for sale. These loans are mortgage loans originated by the mortgage segment and held for the short period between closing with the customer and funding by the investor. The loans have their final rates locked and are presold to investors and typically fund within 90 days. The Company, through a subsidiary bank, funds these presold mortgages using short term funding, typically Federal funds. The spread between the mortgage loan rates and the short term rates provides a positive contribution to interest income and net income. Upon funding by the investor, these loans generate earnings in the noninterest income category through gains on sales of loans.

Union Bankshares Corporation

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the three months ended March 31,
	2004			2003			2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Securities:
Taxable	$158,759	$1,857	4.70%	$177,848	$2,223	5.07%	$166,289	$2,441	5.95%
Tax-exempt(1)	79,879	1,523	7.67%	89,517	1,713	7.76%	91,038	1,763	7.85%

Total securities	238,638	3,380	5.70%	267,365	3,936	5.97%	257,327	4,204	6.63%
Loans, net	892,836	13,711	6.18%	727,975	12,684	7.07%	612,215	11,813	7.83%
Loans held for sale	22,692	332	5.88%	36,761	501	5.53%	27,026	484	7.26%
Federal funds sold	19,067	46	0.97%	18,529	44	0.96%	15,626	56	1.45%
Money market investments	199	0	0.20%	6,114	18	1.19%	1,869	6	1.30%
Interest-bearing deposits in other banks	1,914	4	0.84%	1,551	4	1.05%	745	3	1.63%

Total earning assets	1,175,346	17,473	5.98%	1,058,295	17,187	6.59%	914,808	16,566	7.34%
Allowance for loan losses	(11,687)			(9,473)			(7,558)
Total non-earning assets	83,450			72,277			69,649

Total assets	$1,247,109			$1,121,099			$976,899

Liabilities & Stockholders’ Equity:
Interest-bearing deposits:
Checking	$147,757	105	0.29%	$129,022	174	0.55%	$113,796	276	0.98%
Money market savings	108,467	222	0.82%	95,920	269	1.14%	81,525	302	1.50%
Regular savings	95,591	145	0.61%	87,207	216	1.00%	73,761	246	1.35%
Certificates of deposit:
$100,000 and over	178,516	1,581	3.56%	156,517	1,544	4.00%	132,028	1,421	4.36%
Under $100,000	329,216	2,675	3.27%	312,914	2,884	3.74%	275,467	2,970	4.37%

Total interest-bearing deposits	859,547	4,728	2.21%	781,580	5,087	2.64%	676,577	5,215	3.13%
Other borrowings	108,187	1,046	3.89%	97,363	976	4.07%	99,135	1,020	4.17%

Total interest-bearing liabilities	967,734	5,774	2.40%	878,943	6,063	2.80%	775,712	6,235	3.26%

Noninterest bearing liabilities:
Demand deposits	149,629			124,837			104,841
Other liabilities	8,296			10,486			5,732

Total liabilities	1,125,659			1,014,266			886,285
Stockholders’ equity	121,450			106,833			90,613

Total liabilities and stockholders’ equity	$1,247,109			$1,121,099			$976,898

Net interest income		$11,699			$11,124			$10,331

Interest rate spread			3.58%			3.79%			4.08%
Interest expense as a percent of average earning assets			1.98%			2.32%			2.76%
Net interest margin			4.00%			4.26%			4.58%

(1)	Income and yields are reported on a taxable equivalent basis.

Loan Portfolio

The following table presents the composition of the Company’s loans (net of unearned income) in dollar amounts and as a percentage of the Company’s total gross loans as of :

	March 31, 2004	% of Total	December 31, 2003	% of Total
Mortgage loans on real estate:
Residential 1-4 family	$213,200	23.2%	$211,162	24.0%
Commercial	259,296	28.3%	239,804	27.3%
Construction	117,402	12.8%	105,417	12.0%
Second mortgages	15,537	1.7%	16,288	1.9%
Equity lines of credit	51,392	5.6%	48,034	5.5%
Multifamily	6,195	0.7%	11,075	1.3%
Agriculture	6,915	0.8%	6,745	0.8%

Total real estate loans	669,937	73.0%	638,525	72.7%

Commercial Loans	124,897	13.6%	112,760	12.8%

Consumer installment loans
Personal	106,055	11.6%	110,285	12.6%
Credit cards	7,014	0.8%	7,004	0.8%

Total consumer installment loans	113,069	12.3%	117,289	13.4%

All other loans and agriculture loans	9,624	1.0%	9,719	1.1%

Gross loans	917,527	100.0%	878,293	100.0%
Less unearned income on loans	19		26

Loans, net of unearned income	$917,508		$878,267

Provision for Loan Losses

The provision for loan losses totaled $431,000 for the first three months of 2004, up from $387,000 for the first quarter of 2003. The provision is up from $372,000 in the fourth quarter of 2003. The rise in the quarter was principally the result of the continued growth in the loan portfolio and reserves associated with two nonaccrual loans. (See Asset Quality) Recoveries exceeded charge-offs in the first quarter of 2004 due largely to recoveries associated with a large loan charge-off in prior years. Management believes the overall credit quality of the portfolio is good based on the analysis of the portfolio.

Noninterest Income

Noninterest income for the three months ended March 31, 2004 totaled $4.7 million, flat from $4.7 million for the same period a year ago. Gains of $502,000 in service charges on deposits and of $165,000 in other service charges, commissions and fees were offset by declines of $603,000 in gains on sales of loans and $80,000 in other operating income. Service charges on deposit accounts increased $502,000 reflecting increases in overdraft and return check charges and DDA activity service charges as the result of the new overdraft privilege service introduced in late second quarter of 2003 and increased transaction account volumes. Other service charges and fees are up $165,000 largely as a result of higher brokerage commissions. Gains on sales of loans are down as a result of lower mortgage lending volumes. Other operating income decreased $80,000 over the prior year’s first quarter, due principally to a $95,000 decline in income from the Company’s investment in Johnson Mortgage Company (“JMC”) by the Bank of Williamsburg (“BOW”) subsidiary. Management continues to seek additional sources of noninterest income, including increased emphasis on cross-selling services and better leveraging the financial services available throughout the organization.

Noninterest Expense

Noninterest expense for the first quarter of 2004 totaled $10.5 million, an increase of $1.2 million over the same period in 2003. Personnel costs were up $442,000 million or 7.6% over last year’s first quarter, with an increase of $386,000 in salaries and wages reflecting normal increases and the impact of expansion and growth. Expansion increases included additional staffing at existing high volume branches, the staffing of two new branches in Henrico County, new hires for branches to be opened in the second quarter, a new lending officer at Rappahannock National Bank, and additional support staff and in-house legal counsel at the holding company. In addition, group insurance increased $64,000 over last years first quarter. Occupancy expense was up $25,000 largely as a result of increases in depreciation for buildings including the Parham Road branch. Furniture & equipment expense was up $136,000 largely from an increase in depreciation expense, amortization of software upgrades, equipment rental expense, and equipment maintenance contracts These increases in occupancy and furniture and equipment expense are related to the aforementioned expansion efforts and to space planning expenses and renovations of the back office to accommodate future growth.

Other operating expenses were up $627,000 over last year’s first quarter. Operating expenses, franchise taxes, FDIC expense all increased on a quarter to quarter basis as a result of expansion and growth. The largest increase came in professional services with consulting fees up $172,000 related to the implementation of the overdraft privilege service and legal fees up $46,000 due to upgrades on some employee benefit plans and enhancements to the dividend reinvestment plan. The broadest expense category, other expenses, was up $141,000 from the previous year’s first quarter as a result of increased directors fees and deferred compensation, higher ATM processing fees, expenses associated with the overdraft privilege product and higher equity line closing expenses. Management continues to monitor expenses closely to ensure the increases are in line with the Company’s expectations and its growth in income and assets.

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

Management maintains a list of loans which have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. At the end of the second quarter 2003, two commercial real estate loans to the same borrower totaling $8.1 million were placed on nonaccrual status. These loans are secured by real estate (two assisted living facilities), but based on the information currently available, a reserve of $1,122,000 has been allocated for possible losses on these loans. Since the end of the first quarter 2004, the Company has entered into a workout agreement with the borrower. Under the terms of the workout, the Company will extend further credit secured by property with equity. The Company anticipates that this workout will result in a reduction of overall exposure to the borrower by year-end. This situation has had a significant negative impact on the asset quality ratios that follow since the loans were put on nonaccrual in June 2003. The allowance for loan losses totaled $12.0 million at March 31, 2004 or 1.31% of total loans, as compared to 1.31% at December 31, 2003 and 1.28% at March 31, 2003.

	March 31, 2004	December 31, 2003	March 31, 2003
	(dollars in thousands)
Nonaccrual loans	$8,925	$9,174	$583
Foreclosed properties	444	444	774

Nonperforming assets	$9,369	$9,618	$1,357

Allowance for loan losses	$11,996	$11,519	$9,592
Allowance as % of total loans	1.31%	1.31%	1.28%
Allowance as % of nonperforming assets	128%	120%	707%
Nonperforming assets to loans and foreclosed properties	1.02%	1.09%	.18%
Net charge-offs (annualized) to year to date average loans outstanding	.00%	.00%	.00%

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

Since December 31, 2003 stockholders’ equity has increased by $4.9 million, principally as a result of net income of $3.6 million for the first three months of 2004. Interest rates dropped slightly in the first quarter, causing the equity portion of the unrealized gain on the Company’s securities portfolio to increase $1.2 million, while the balance of $170,000 came from the exercise of options under the Company’s Incentive Stock Option Plan.

In order to facilitate the purchase of Guaranty Financial Corporation, the Company issued $22.5 million in Trust preferred securities in March of 2004. For regulatory reporting purposes, this amount can be included in Tier 1 capital which resulted in the expected increase in all the capital ratios. Upon completion of the Guaranty acquisition in the second quarter of 2004 it is anticipated that these ratios will be slightly below the levels maintained prior to the issuance of the trust preferred securities and the Guaranty acquisition.

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

At March 31, 2004, the Company’s ratio of total capital to risk-weighted assets was 13.71% and its ratio of Tier 1 capital to risk-weighted assets was 12.57%. Both ratios exceed the minimum capital requirements. The following summarizes the Company’s regulatory capital and related ratios at March 31, 2004 and March 31, 2003 (dollars in thousands):

	March 31, 2004	March 31, 2003
Tier 1 capital	$132,398	$96,457
Tier 2 capital	11,996	9,592
Total risk-based capital	144,394	106,049
Total risk-weighted assets	1,053,371	861,029

Capital Ratios:
Tier 1 risk-based capital ratio	12.57%	11.20%
Total risk-based capital ratio	13.71%	12.32%
Leverage ratio (Tier 1 capital to average adjusted total assets)	10.66%	8.65%
Equity to assets ratio	9.50%	9.47%

The Company’s book value per share at March 31, 2004 was $16.16. Dividends to stockholders are typically paid semi-annually in the first week of May and November.

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

At March 31, 2004 cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year were 43.81% of total earning assets. At March 31, 2004 approximately $436.5 million or 46.2% of total loans are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

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

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 50 or 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on net income (fully tax equivalent basis) for the Company using different rate scenarios as of March 31, 2004:

% Change in
Change in Yield Curve	Net Income
+200 basis points	+24%
+100 basis points	+12%
+ 50 basis points	+ 6%
Most likely	0
- 50 basis points	- 6%
- 100 basis points	- 13%
- 200 basis points	NC

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

The following chart reflects the change in net market value over different rate environments as of March 31, 2004:

Change in Economic Value of Equity
Change in Yield Curve	(dollars in thousands)
+200 basis points	$ - 224
+100 basis points	1,506
+ 50 basis points	1,627
Most likely	0
- 50 basis points	- 2,732
- 100 basis points	- 6,491
- 200 basis points	NC

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

(b) Reports on Form 8-K.

In a report on Form 8-K filed January 20, 2004, Union Bankshares Corporation issued a press release announcing fourth quarter and annual results for the quarter and year ending December 31, 2003. The press release, with summary financial information, was filed pursuant to Item 7 and Item 12.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation
(Registrant)

May 10, 2004	/s/ G. William Beale
(Date)	G. William Beale,
President, Chief Executive Officer and Director

May 10, 2004	/s/ D. Anthony Peay
(Date)	D. Anthony Peay,
Executive Vice President and Chief Financial Officer