Form 10-Q
period 2004-06-30
UNION BANKSHARES CORP
filed 2004-08-06
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of July 27, 2004, Union Bankshares Corporation had 8,674,778 shares of Common Stock outstanding.

UNION BANKSHARES CORPORATION

FORM 10-Q

June 30, 2004

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share information)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$36,725	$28,708
Interest-bearing deposits in other banks	10,341	2,077
Money market investments	97	137
Other interest-bearing deposits	2,598	—
Federal funds sold	4,289	10,050

Total cash and cash equivalents	54,050	40,972

Securities available for sale, at fair value	244,855	240,124

Loans held for sale	37,290	28,683

Loans, net of unearned income	1,175,418	878,267
Less allowance for loan losses	14,810	11,519

Net loans	1,160,608	866,748

Bank premises and equipment, net	39,309	26,528
Other real estate owned	14	444
Core deposit intangibles	10,335	4,925
Goodwill	31,216	864
Other assets	31,153	25,444

Total assets	$1,608,830	$1,234,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$232,908	$147,129
Interest-bearing deposits:
NOW accounts	187,654	149,168
Money market accounts	179,012	104,911
Savings accounts	123,259	93,374
Time deposits of $100,000 and over	188,031	177,458
Other time deposits	362,095	328,437

Total interest-bearing deposits	1,040,051	853,348

Total deposits	1,272,959	1,000,477

Securities sold under agreements to repurchase	51,319	42,602
Other short-term borrowings	35,000	—
Trust preferred capital notes	22,500	—
Long-term borrowings	65,752	66,208
Other liabilities	8,607	6,944

Total liabilities	1,456,137	1,116,231

Commitments and contingencies

Stockholders’ equity:
Common stock, $2 par value. Authorized 24,000,000 shares; issued and outstanding, 8,674,567 , and 7,627,248 shares, respectively	17,349	15,254
Surplus	32,537	2,401
Retained earnings	99,752	94,102
Accumulated other comprehensive income	3,055	6,744

Total stockholders’ equity	152,693	118,501

Total liabilities and stockholders’ equity	$1,608,830	$1,234,732

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest and dividend income :
Interest and fees on loans	$16,458	$13,456	$30,435	$26,562
Interest on Federal funds sold	14	21	60	65
Interest on interest-bearing deposits in other banks	7	8	11	12
Interest on money market investments	—	4	—	22
Interest and dividends on securities:
Taxable	1,880	2,123	3,734	4,346
Nontaxable	995	1,139	2,004	2,270

Total interest and dividend income	19,354	16,751	36,244	33,277

Interest expense:
Interest on deposits	4,863	5,035	9,591	10,122
Interest on Federal funds purchased	37	7	37	8
Interest on short-term borrowings	134	66	203	136
Interest on long-term borrowings	1,154	912	2,131	1,818

Total interest expense	6,188	6,020	11,962	12,084

Net interest income	13,166	10,731	24,282	21,193
Provision for loan losses	308	645	739	1,032

Net interest income after provision for loan losses	12,858	10,086	23,543	20,161

Noninterest income:
Service charges on deposit accounts	1,749	1,238	3,296	2,283
Other service charges, commissions and fees	817	667	1,571	1,256
Gains (losses) on securities transactions, net	3	1	3	(14)
Gains on sales of loans	3,339	3,963	5,521	6,748
Gains on sales of other real estate owned and bank premises, net	64	10	79	17
Other operating income	302	332	487	597

Total noninterest income	6,274	6,211	10,957	10,887

Noninterest expenses:
Salaries and benefits	7,288	6,495	13,580	12,345
Occupancy expenses	813	635	1,501	1,298
Furniture and equipment expenses	861	601	1,588	1,192
Other operating expenses	3,793	2,533	6,596	4,709

Total noninterest expenses	12,755	10,264	23,265	19,544

Income before income taxes	6,377	6,033	11,235	11,504
Income tax expense	1,816	1,697	3,064	3,224

Net income	$4,561	$4,336	$8,171	$8,280

Basic net income per share	$0.53	$0.57	$1.01	$1.09
Diluted net income per share	$0.53	$0.57	$1.00	$1.08

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance - December 31, 2002	$15,159	$1,442	$81,997	$6,894		$105,492
Comprehensive income:
Net income - for the six months ended June 30, 2003			8,280		$8,280	8,280
Unrealized holding gains arising during the period (net of tax, $1,234)					2,396
Reclassification adjustment for losses included in net income (net of tax, $5)					9

Other comprehensive income (net of tax, $1,239)				2,405	2,405	2,405

Total comprehensive income					$10,685

Cash dividends - 2003 ($.29 per share)			(2,200)			(2,200)
Issuance of common stock under Dividend Reinvestment Plan (8,600 shares)	17	205				222
Stock repurchased under Stock Repurchase Plan (1,000 shares)	(2)	(22)				(24)
Issuance of common stock under Incentive Stock Option Plan (18,276 shares)	37	170				207

Balance - June 30, 2003 (Unaudited)	$15,211	$1,795	$88,077	$9,299		$114,382

Balance - December 31, 2003	$15,254	$2,401	$94,102	$6,744		$118,501
Comprehensive income:
Net income - for the six months ended June 30, 2004			8,171		$8,171	8,171
Unrealized holding losses arising during the period (net of tax, ($1,986))					(3,689)

Other comprehensive loss (net of tax, ($1,986))				(3,689)	(3,689)	(3,689)

Total comprehensive income					$4,482

Cash dividends - 2004 ($.33 per share)			(2,521)			(2,521)
Issuance of common stock under Dividend Reinvestment Plan (8,543 shares)	17	238				255
Issuance of common stock under Incentive Stock Option Plan (14,886 shares)	30	230				260
Issuance of common stock for services rendered (1,134 shares)	2	34				36
Issuance of common stock in exchange for net assets in acquisition (1,022,756 shares)	2,046	29,634				31,680

Balance - June 30, 2004 (Unaudited)	$17,349	$32,537	$99,752	$3,055		$152,693

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2004 and 2003

(dollars in thousands)

	2004	2003
Operating activities:
Net income	$8,171	$8,280
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of bank premises and equipment	1,287	957
Amortization	816	813
Provision for loan losses	739	1,032
Loss on sales of securities available for sale	—	14
Gains on sales of other real estate owned and bank premises, net	(79)	(17)
Increase in loans held for sale	(8,607)	(20,980)
Decrease in other assets	(1,868)	(2,296)
Increase in other liabilities	56	10,776

Net cash and cash equivalents provided by (used in) operating activities	516	(1,421)

Investing activities:
Purchase of securities available for sale	(45,110)	(35,479)
Proceeds from sale of securities available for sale	1,989	4,433
Proceeds from maturities of securities available for sale	52,562	51,377
Net increase in loans	(129,537)	(73,987)
Purchases of bank premises and equipment	(6,090)	(4,400)
Proceeds from sales of bank premises and equipment	—	15
Cash paid in bank acquisition	(23,235)	—
Cash acquired in bank acquisition	16,701	—
Proceeds from sales of other real estate owned	494	317

Net cash and cash equivalents used in investing activities	(132,226)	(57,724)

Financing activities:
Net increase in noninterest-bearing deposits	74,643	18,271
Net increase in interest-bearing deposits	13,355	42,194
Net increase (decrease) in short-term borrowings	36,717	(7,384)
Net increase in trust preferred capital notes	22,500	—
Net decrease in long-term borrowings	(456)	(455)
Issuance of common stock	551	429
Purchase of common stock	—	(24)
Cash dividends paid	(2,521)	(2,200)

Net cash and cash equivalents provided by financing activities	144,789	50,831

Increase in cash and cash equivalents	13,078	(8,314)
Cash and cash equivalents at beginning of period	40,972	46,402

Cash and cash equivalents at end of period	$54,050	$38,088

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$11,703	$12,074
Income taxes	$3,340	$3,408

Transactions related to the acquisition of subsidiary:
Increase in assets and liabilities
Loans	$165,062
Securities	19,931
Other Assets	39,220
Non interest bearing deposits	38,503
Interest bearing deposits	145,981
Borrowings	7,000
Other liabilities	2,130
Issuance of common stock	31,680

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2004

1.	ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.

The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by auditing standards of the Public Company Accounting Oversight Board (United States)for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

2.	MERGERS AND ACQUISITIONS

On May 1, 2004, Union Bankshares completed its acquisition of Guaranty Financial Corporation (Guaranty) headquartered in Charlottesville, Virginia. This acquisition was accounted for using the purchase method of accounting. The total consideration paid to Guaranty stockholders in connection with the acquisition was approximately $54.9 million with approximately $22.7 million in cash and 1,023,000 shares of Union’s common stock. Guaranty transactions have been included in Union’s financial results since May 1, 2004. Acquired assets on May 1, 2004 totaled $248 million, including $167 million in loans and $184 million in deposits. As part of the purchase price allocation at May 1, 2004, Union recorded $5.8 million in core deposit intangible, and goodwill totaled approximately $30.4 million. Operating results for 2004 include net income from Guaranty of $334,000, which reflects approximately $110,000 in amortization of core deposit intangibles. In addition, Union’s interest expense for the quarter and six months included $216,000 and $249,000, respectively, in interest expense on the Trust Preferred Capital Notes used to fund a portion of the Guaranty acquisition.

Guaranty Financial Corporation, newly acquired in a business combination, falls under the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No 94-3,“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, an entity recognizes a liability for an exit cost on the date that the entity commits itself to an exit plan. “Exit costs” are defined to include those costs recorded by Guaranty prior to the merger date and therefore are not included in Union’s Bankshares results of operations. Guaranty has recorded exit costs of $1.3 million relating to severance and costs associated with terminating contracts.

Union’s exit costs, referred to herein as “merger-related” costs, are defined to include those costs for combining operations such as systems conversions, integration planning consultant fees and marketing consultant fees incurred by Union prior to and after the merger date and are included in Union’s results of operations. Union expensed merger-related costs which totaled approximately $25,000 for the six and three-month periods ended June 30, 2004. The costs associated with these activities are included in noninterest expenses. Merger-related expenses incurred year to date consisted largely of expenses associated with systems conversions and integration of operations.

3.	STOCK COMPENSATION

The shareholders approved at the 2003 Annual Meeting the adoption of the Union Bankshares Corporation 2003 Incentive Stock Plan (the“Plan”). The Plan authorizes the issuance of 350,000 shares of common stock to be used in the awarding of incentive stock options to employees by the Compensation Committee of the Board of Directors. The Plan replaced a similar plan adopted by the shareholders in 1993 which terminated under its provisions in 2003. Options awarded under the previous plan are still exercisable, in some instances as late as 2012. Under both Plans, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the Plan may be subject to a graded vesting schedule.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share amounts)
Net income, as reported	$4,561	$4,336	$8,171	$8,280

Total stock-based compensation expense determined under fair value based method for all awards	(98)	(85)	(196)	(169)

Pro forma net income	$4,463	$4,251	$7,975	$8,111

Earning per share:
Basic - as reported	$0.53	$0.57	$1.01	$1.09

Basic - pro forma	$0.52	$0.56	$0.98	$1.07

Diluted - as reported	$0.53	$0.57	$1.00	$1.08

Diluted - pro forma	$0.52	$0.55	$0.97	$1.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2004	June 30, 2003
Dividend yield	2.39%	2.37%
Expected life	10 years	10 years
Expected volatility	34.54%	35.54%
Risk-free interest rate	4.22%	4.03%

4.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the six months ended June 30, 2004 and 2003 (in thousands):

	2004	2003
Balance, January 1	$11,519	$9,179
Allowance of acquired bank	2,040	—
Provisions charged to operations	739	1,032
Recoveries credited to allowance	1,046	494
Loans charged off	(534)	(453)

Balance, June 30	$14,810	$10,252

5.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. At June 30, 2004 and 2003, there were 52,300 and 64,950 options respectively that were anti-dilutive. The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Earnings per common share computation:
Numerator: Net Income	$4,561	$4,336	$8,171	$8,281
Denominator: Average common shares outstanding	8,568	7,600	8,099	7,595
Earnings per common share	0.53	0.57	1.01	1.09

Diluted earnings per common share computation:
Numerator: Net Income	4,561	4,336	8,171	8,281
Denominator: Average common shares outstanding	8,568	7,600	8,099	7,595
Effect of dilutive stock options	88	68	86	65

Average diluted common shares outstanding	8,656	7,668	8,185	7,660
Diluted earnings per common share	0.53	0.57	1.00	1.08

7.	TRUST PREFERRED CAPITAL NOTES

During the first quarter of 2004, Union Bankshares Corporation Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On March 18, 2004, $22.5 million of Trust Preferred Capital Notes were issued through a pooled underwriting totaling approximately $858.8 million. The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable, quarterly. The interest rate at June 30, 2004 was 3.86%. The securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $22.5 million of the Union Bankshares Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the Trust Preferred not considered as Tier I capital may be included in Tier II capital.

The obligations of the Corporation with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations with respect to the Capital Securities. Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities and require a deferral of common dividends.

8.	SEGMENT REPORTING DISCLOSURES

Union Bankshares Corporation has two reportable segments: traditional full service community banking and mortgage loan origination. The community bank segment includes five banks which provide loan, deposit and investment services to retail and commercial customers throughout their locations in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimis risk.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2004 and 2003 follows:

Union Bankshares Corporation

Segment Report

	Community Banks	Mortgage	Elimination	Consolidated Totals
	(in thousands)
Three Months ended June 30, 2004
Net interest income	$12,794	$373	$—	$13,167
Provision for loan losses	308	—	—	308

Net interest income after provision for loan losses	12,486	373	—	12,859
Noninterest income	3,005	3,314	(44)	6,275
Noninterest expenses	9,991	2,809	(44)	12,756

Income before income taxes	5,500	878	—	6,378
Income tax expense	1,476	341	—	1,817

Net income	$4,024	$537	$—	$4,561

Assets	$1,607,490	$41,666	$(40,326)	$1,608,830

Three Months ended June 30, 2003
Net interest income	$10,302	$429	$—	$10,731
Provision for loan losses	645	—	—	645

Net interest income after provision for loan losses	9,657	429	—	10,086
Noninterest income	2,298	3,963	(50)	6,211
Noninterest expenses	7,438	2,876	(50)	10,264

Income before income taxes	4,517	1,516	—	6,033
Income tax expense	1,098	599	—	1,697

Net income	$3,419	$917	$—	$4,336

Assets	$1,178,109	$64,930	$(55,022)	$1,188,017

Six Months ended June 30, 2004
Net interest income	$23,642	$640	$—	$24,282
Provision for loan losses	739	—	—	739

Net interest income after provision for loan losses	22,903	640	—	23,543
Noninterest income	5,552	5,495	(89)	10,958
Noninterest expenses	18,279	5,076	(89)	23,266

Income before income taxes	10,176	1,059	—	11,235
Income tax expense	2,667	397	—	3,064

Net income	$7,509	$662	$—	$8,171

Assets	$1,607,490	$41,666	$(40,326)	$1,608,830

Six Months ended June 30, 2003
Net interest income	$20,354	$839	$—	$21,193
Provision for loan losses	1,032	—	—	1,032

Net interest income after provision for loan losses	19,322	839	—	20,161
Noninterest income	4,236	6,749	(98)	10,887
Noninterest expenses	14,440	5,202	(98)	19,544

Income before income taxes	9,118	2,386	—	11,504
Income tax expense	2,302	922	—	3,224

Net income	$6,816	$1,464	$—	$8,280

Assets	$1,178,109	$64,930	$(55,022)	$1,188,017

9.	STOCK REPURCHASE

On June 24, 2004, the Board of Directors authorized the Company to buy up to 150,000 shares of the Company’s outstanding common stock in the open market at prices that management and the Board of Directors determine to be prudent. This authorization expires May 31, 2005. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock. It is anticipated that any repurchased shares will be used primarily for general corporate purposes, including the dividend reinvestment plan, incentive stock option plan and other employee benefit plans.

No shares have been purchased under this authorization to date. Under prior authorization from the Board of Directors which expired in November 2003, the Company repurchased 1,000 shares of its common stock during the first six months of 2003 in the open market at an average cost of $24.07. No shares were repurchased in the first six months of 2004.

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the accompanying condensed consolidated balance sheet of Union Bankshares Corporation and Subsidiaries (the “Company”) as of June 30, 2004 and the related condensed consolidated statements of income, shareholders’ equity and cash flows for the three-month and six-month periods ended June 30, 2004 and 2003. These condensed financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union Bankshares Corporation as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the year ended (not presented herein); and in our report dated January 14, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Winchester, Virginia

August 3, 2004

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (“the Company”, “Union” or “UBSH”). This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report, as well as the Annual Report of UBSH on Form 10-K for the year ended December 31, 2003. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes, while the percentages presented are computed based on unrounded amounts.

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

The more critical accounting and reporting policies include Union’s accounting for the allowance for loan losses, business combinations and income taxes. Union’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report of Form 10-K for the year ended December 31, 2003.

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

Reserves for commercial loans are determined by applying estimated loss factors to the portfolio based on management’s evaluation and “risk grading” of the commercial loan portfolio. Reserves are provided for noncommercial loan categories using estimated loss factors applied to the total outstanding loan balance of each loan category. Specific reserves are typically provided on all impaired commercial loans in excess of a defined threshold that are classified in the Special Mention, Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.

While management uses the best information available to establish the allowance for loan and lease losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

Business Combinations

Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. For purchase acquisitions, Union is required to record assets acquired, including identifiable intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Effective January 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence.

On May 1, 2004, Union Bankshares completed its acquisition of Guaranty Financial Corporation (Guaranty) headquartered in Charlottesville, Virginia. This acquisition was accounted for using the purchase method of accounting (see Note 2). As part of the purchase price allocation, Union recorded $5.8 million in core deposit intangible, and goodwill which totaled approximately $30.4 million. Union’s goodwill totaled $31.2 million and $864,000 at June 30, 2004 and 2003, respectively. Core deposit intangibles are being amortized over the period of expected benefit, which ranges from 8.75 to 15 years. Core deposit intangibles, net of amortization, amounted to $10.3 million and $5.2 million at June 30, 2004 and 2003, respectively. The Company adopted SFAS 147, Acquisitions of Certain Financial Institutions, on January 1, 2002 and determined that core deposit intangibles will continue to be amortized over the estimated useful life.

Income Taxes

The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Corporation must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Corporation has determined that a valuation allowance is not required for deferred tax assets as of June 30, 2004. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Corporation’s financial statements.

Overview

UBSH is a multi-bank holding company which uses a super-community bank strategy to serve small and middle market business and retail consumers throughout the high-growth Central Virginia region. The Company offers a broad range of financial services through the 42 branches of its five community banks and through its investment and mortgage companies. The five banks are well established with a long history of serving their communities: Union Bank & Trust Company (founded in 1902), Rappahannock National Bank (1902), Northern Neck State Bank (1907), Guaranty Bank (1985), and the Bank of Williamsburg (1999). Union Investment Services (1993) operates out of four locations and Mortgage Capital Investors (1986) serves customers through eight mortgage company locations in Virginia, Maryland and South Carolina. Virtually all non-retail, or backoffice, operations are consolidated within the holding company to create economies of scale, achieve efficiencies and allow the financial service subsidiaries to focus on customer service and delivery. At June 30, 2004 UBSH had $1.6 billion in total assets.

Results for the second quarter and the first six months of 2004 were impacted by both internal growth initiatives and market opportunities. Union Bank & Trust Company has opened four branches since March 2003 and will open an additional branch in both the third and fourth quarter of 2004.

More significantly, effective May 1, 2004, Union Bankshares completed its acquisition of Guaranty Financial Corporation (Guaranty) headquartered in Charlottesville, Virginia. This acquisition was accounted for using the purchase method of accounting. The total consideration paid to Guaranty stockholders in connection with the acquisition was approximately $54.9 million with approximately $22.7 million in cash and 1,023,000 shares of Union’s common stock. Guaranty transactions have been included in Union’s financial results since May 1, 2004. Acquired assets on May 1, 2004, recorded at fair value, totaled $248 million, including $167 million in loans and $184 million in deposits. As part of the purchase price allocation, Union recorded $5.8 million in core deposit intangibles, and goodwill of approximately $30.4 million which are reflected in the aforementioned asset totals. Operating results for the three- and six- month periods ended June 30, 2004 include net income from Guaranty of $334,000, which includes approximately $110,000 in amortization of core deposit intangibles.

Results of Operations

Net Income

For the second quarter of 2004, Union’s net income was $4.6 million, up 5.2% from $4.3 million for the same period in 2003. Over this same period, earnings per share on a diluted basis decreased from $.57 to $.53. Annualized return on average equity for the quarter ended June 30, 2004 was 12.13%, while annualized return on average assets for the same period was 1.23%, compared to 15.60% and 1.50% respectively, for the quarter ended June 30, 2003. Newly acquired Guaranty Bank contributed $334,000 to both the quarterly and six month net income totals.

On a linked quarter basis (current quarter to most recent quarter), net income improved 26.3% from $3.6 million in the first quarter of 2004 to $4.6 million in the second quarter. The Company’s annualized return on average equity and annualized return on average assets improved to 12.13% and 1.23% from 11.95% and 1.16%, respectively, in the first quarter of 2004. Excluding Guaranty’s net income of $334,000 recorded in the second quarter totals, net income improved 17.1%, or $617,000 on a linked quarter basis.

For the six months ended June 30, 2004, net income decreased slightly to $8.2 million from $8.3 million for the same period a year ago. Over this same period, earnings per share on a diluted basis decreased 7% from $1.08 to $1.00. Annualized return on average equity for the six months ended June 30, 2004 was 12.05%, while annualized return on average assets for the same period was 1.20%, compared to 15.29% and 1.47% respectively, for the six months ended June 30, 2003. This decrease over the first six months is due principally to the reduction in net income from the mortgage segment which decreased $802,000 from the first six months of 2003.

Non GAAP Measures

As noted earlier in this report, Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Prior to the issuance of SFAS No. 141, the Company accounted for most of its acquisition activity using the pooling method of accounting. The recent acquisition of Guaranty Financial Corporation is the Company’s most significant business combination to be accounted for using the purchase method of accounting. At June 30, 2004, core deposit intangibles totaled $10.3 million, up from $5.2 million a year earlier and goodwill totaled $31.2 million, up from $864,000 at June 30, 2003. Amortization of core deposit intangibles increased during the second quarter of 2004 as a result of the core deposit intangibles recorded in the Guaranty transaction.

In reporting the results of the second quarter of 2004, the Company has begun providing supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Cash basis operating earnings per share was $.55 per share for the quarter ended June 30, 2004 as compared to $.58 per share a year earlier. Cash basis return on tangible equity for the second quarter of 2004 was 15.61% as compared to 16.86% a year earlier.

These measures are a supplement GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, UBSH’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. A reconciliation of these non-GAAP measures from their respective GAAP basis measures can be found below.

ALTERNATIVE PERFORMANCE MEASURES

	For three months ended June 30,		For six months ended June 30,
	2004	2003	2004	2003
Net income	$4,561	$4,336	$8,171	$8,280
Plus amortization of core deposit intangibles	164	93	257	188

Cash basis operating earnings	4,725	4,429	8,428	8,468

Weighted average shares outstanding	8,656,013	7,667,993	8,184,894	7,659,651

Average equity	151,196	111,497	136,323	109,178
Less goodwill (average)	(21,210)	(864)	(11,037)	(864)
Less core deposit intangibles (average)	(8,607)	(5,290)	(6,733)	(5,362)

Average tangible equity	121,379	105,343	118,533	102,952

Average assets	1,488,835	1,155,668	1,367,972	1,138,479
Less goodwill (average)	(21,210)	(864)	(11,037)	(864)
Less core deposit intangibles (average)	(8,607)	(5,290)	(6,733)	(5,362)

Average tangible assets	1,459,018	1,149,514	1,350,202	1,132,253

Cash basis EPS fully diluted	$0.55	$0.58	$1.03	$1.11
Cash basis return on average tangible assets	1.30%	1.55%	1.25%	1.51%
Cash basis return on average tangible equity	15.61%	16.86%	14.26%	16.59%

Net Interest Income

Net interest income for the second quarter of 2004 was up $2.4 million, or 23%, from the second quarter of 2003. Average earning assets for the quarter grew to $1.37 billion compared to $1.09 billion a year earlier, providing the Company with a higher earnings base. Guaranty Bank contributed $130 million to average earning assets for the quarter. This combination of internal and acquisition growth provided the volume to more than offset a decrease of 17 basis points in the net interest margin (FTE) which decreased to 4.03% in the second quarter of 2004, down from 4.20% in the same quarter of 2003, but up slightly from 4.00% in the first quarter of 2004.

In addition, Union’s interest expense for the quarter and six months included $216,000 and $249,000, respectively, in interest expense on the Trust Preferred Security Pool used to fund the Guaranty acquisition.

Provision for Loan Losses

The provision for loan losses totaled $308,000 for the second quarter of 2004, down from $645,000 for the second quarter of 2003. For the six months ended June 30, 2004, the provision was $739,000 versus $1,032,000 for the same period in 2003. This is reflective of general improvement in overall asset quality and net recoveries of previously charged off loans totaling $466,000 for the quarter and $512,000 year to date. Recoveries exceeded charge-offs in the second quarter of 2004 due largely to recoveries associated with a large loan charge-off in prior years. Management believes the overall credit quality of the portfolio is good based on the analysis of the portfolio. (See Asset Quality)

Noninterest Income

Noninterest income for the three months ended June 30, 2004 totaled $6.3 million, up 1% from $6.2 million for the same period a year ago. Noninterest income for the six months ended June 30, 2004 totaled $11 million, up $70,000 from $10.9 million for the six months ended June 30, 2003. Guaranty Bank’s contribution to these increases totaled $228,000.

Gains on sales of mortgage loans declined $624,000 for the quarter and $1.2 million for the six months ended June 30, 2004. These declines in the mortgage banking segment were largely offset by increases in service charges on deposit accounts and other service charges and fees in the community banking segment.

Service charges on deposit accounts increased $511,000 for the quarter and $1.0 million year to date, reflecting increases in overdraft and return check charges and DDA activity service charges as the result of the new overdraft privilege service introduced in late second quarter of 2003 and increased transaction account volumes resulting largely from internal growth. Guaranty Bank contributed $123,000 of the increase in service charges on deposit accounts.

Other service charges and fees increased by $150,000 over the prior year’s second quarter and $315,000 for the six months ended June 30, 2004. This is largely as a result of higher brokerage commissions, increased ATM and debit card transactions and $40,000 in other service charges from Guaranty.

Other operating income decreased $30,000 over the prior year’s second quarter, and $110,000 from the prior year’s first six months. A principal component of these declines was a $71,000 decline in income for the quarter and $166,000 year to date from the Company’s investment in Johnson Mortgage Company (“JMC”). Management continues to seek additional sources of noninterest income, including increased emphasis on cross-selling services and better leveraging of the financial services available throughout the organization.

As compared to the first quarter of 2004, noninterest income was up $1.6 million largely as a result of a $1.2 million increase in gains on the sales of mortgage loans. Mortgage loan production for the second quarter of 2004 totaled $148.7 million as compared to $ $87.8 million in the first quarter of 2004.

Noninterest Expense

Noninterest expense for the second quarter 2004 increased by $2.5 million or 24.3% from a year ago and by $3.7 million or 19.04% from the first half of 2003. These increases are largely attributable to the Company’s expansion efforts and infrastructure costs, including continued investments in new technology. Guaranty Bank represents $1.3 million of both the quarterly and year to date increases in noninterest expense. Expenses were also up due to branch expansion efforts in the Richmond market which added approximately $176,000 in expenses from the same quarter a year ago and $251,000 year to date with minimal offsetting revenue until these locations open and mature.

Personnel costs were up $793,000 or 12.2% over last year’s second quarter and $1.2 million for the first six months of 2004. Guaranty represents $567,000 of these increases. The remaining increase of $226,000 for the quarter and $669,000 year to date reflects the impact of expansion and growth and normal increases. Expansion increases included additional staffing at existing high volume branches, the staffing of two new branches in Henrico County, new hires for the new Chesterfield branches which opened late in the second quarter and additional support staff and in-house legal counsel at the holding company. In addition to normal salary increases, medical group insurance increased $66,000 over last year’s second quarter and $130,000 from the same six months a year ago.

Occupancy expense was up $178,000 for the quarter and $203,000 for the six months ended June 30, 2004, largely as a result of the Guaranty acquisition which increased occupancy costs by $97,000. The remaining increase is largely attributable to the opening of four branches in the Richmond area. Furniture & equipment expense was up $260,000 for the quarter and $396,000 for the first six months, with Guaranty Bank representing $132,000 of these increases. The remaining increase is related to depreciation expense, amortization of new software, equipment rental expense, and equipment maintenance contracts.

Other operating expense was up $1.3 million for the second quarter and $1.9 million for the first six months of 2004. Guaranty Bank represents $517,000 of these increases. Expenses related to the new overdraft privilege service contributed $254,000 of the quarterly increase and $517,000 of the year to date increase. In November of 2003 the Company opted to outsource its data processing service. While this move accounted for approximately $215,000 of the quarter’s increase and $429,000 of the first six months’ increase in operating expenses, it represented a significant savings over the alternate in-house option. Director expense also increased by $86,000 and $158,000, respectively, for the quarter and six months ended June 30, 2004 as the Company enhanced its director compensation structure and responded to the additional requirements and costs of Sarbanes-Oxley and provided additional consulting services to the directors to assist in their compliance with the new requirements for directors of publicly traded companies. Management continues to monitor expenses closely to ensure increases are in line with the Company’s expectations, but sufficient to maintain the appropriate operating foundation for future growth.

Segment Information

For the second quarter net income for the community banking segment was $4.0 million, an increase of $605,000 or 18% from $3.4 million for the second quarter of 2003. Second quarter net income for the mortgage banking segment was $537,000, a decline of $380,000 or 41.4% from $917,000 in the same quarter of 2003. For the six months ended June 30, 2004, net income for the community bank segment increased to $7.5 million from $6.8 million at June 30, 2003, while the mortgage segment decreased to $662,000 from $1.5 million for the same period of 2003.

The majority of the fluctuation in the net income of the community banking segment is reflected in the discussion preceding this section. In the mortgage banking segment the decrease in both second quarter and year to date net income from the same periods a year earlier were attributable to a return to more typical loan production levels from those experienced during the recent declining interest rate environment. Loan production volume for the second quarter of 2004 totaled $148.7 million, down from $158.9 million during the second quarter of 2003. For the first six months of 2004, loan production was $236.5 million versus $272.7 million for the same period in 2003. During this time horizon, there has been a shift from refinance activity to purchase activity, with refinance loans representing only 35.4% of volumes during the first six months of 2004 versus 56.5% a year earlier. A greater percentage of brokered loans and a reduced percentage of government loans combined to reduce profit margins per loan in the first six months. It is anticipated that this mix will return to typical levels over the next few months.

Balance Sheet Review

Loans at June 30, 2004 increased 49% or $386.6 million from June 30, 2003 and 28% or $257.9 million from March 31, 2004. Guaranty Bank represents $171.2 million of this growth. The remaining growth of $215.4 million year to date and $86.7 million for the quarter was attributed largely to increases in commercial and construction real estate loans, as well as commercial business loans. This loan growth occurred principally within the Richmond, Charlottesville, and Fredericksburg markets. These trends are reflective of the vibrant markets served by the Company and of a strengthening economy. Yields on loans (FTE) decreased from 6.81% in the second quarter of 2003 and from 6.18% in the first quarter 2004 to 6.00% for the second quarter of 2004. The cost of funds also declined, from 2.70% in the second quarter of 2003 and 2.40% for the first quarter of 2004 to 2.18% in the second quarter of 2004. Loan yields declined by 18 basis points during the second quarter of 2004 while deposits and other borrowings declined by 22 basis points resulting in a relatively stable margin. Deposit levels were up $314.9 million, or 32.9%, from the second quarter of 2003 and $239.6 million, or 23.2%, from the first quarter of 2004. The acquisition of Guaranty Bank represents $196 million of this growth in deposits. The remaining growth in deposits of $118.9 million year to date and $43.6 million for the quarter represents a 12.4% increase from a year earlier and 4.2% from first quarter of 2004.

At June 30, 2004 total assets were $1.61 billion, up 35.4% from $1.19 billion at June 30, 2003. Guaranty Bank represents $251.6 million of this growth. Deposits increased to $1.27 billion, up $314.9 million or 32.9% over $958.1 million at the end of the second quarter 2004, while loans totaled $1.2 billion, up $386.6 million or 49% over June 2003 levels. Guaranty Bank contributed $196 million in deposits and $171.2 million in loans. Securities declined to $244.9 million at June 30, 2004 compared to $255.5 million a year earlier. The Company’s capital position remains strong with an equity-to-assets ratio of 9.5%.

Union Bankshares Corporation

AVERAGE BALANCES (1), INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the three months ended June 30,
	2004			2003			2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
				(Dollars in thousands)
Assets:
Securities:
Taxable	$163,682	$1,880	4.62%	$176,230	$2,124	4.83%	$165,835	$2,432	5.88%
Tax-exempt(2)	84,557	1,507	7.17%	86,261	1,726	8.03%	93,143	1,771	7.63%

Total securities	248,239	3,387	5.49%	262,491	3,850	5.88%	258,978	4,203	6.51%
Loans, net	1,071,260	15,981	6.00%	760,843	12,923	6.81%	652,687	12,418	7.63%
Loans held for sale	40,561	553	5.48%	49,122	612	5.00%	15,079	160	4.26%
Federal funds sold	7,520	14	0.75%	11,451	20	0.70%	8,736	37	1.70%
Money market investments	82	6	29.43%	1,374	4	1.17%	583	5	3.44%
Interest-bearing deposits in other banks	4,930	1	0.08%	2,641	8	1.21%	1,010	4	1.59%

Total earning assets	1,372,592	19,942	5.84%	1,087,922	17,417	6.42%	937,073	16,827	7.20%
Allowance for loan losses	(13,524)			(9,743)			(8,089)
Total non-earning assets	129,767			77,489			71,736

Total assets	$1,488,835			$1,155,668			$1,000,720

Liabilities & Stockholders’ Equity:
Interest-bearing deposits:
Checking	$174,355	119	0.27%	$133,009	160	0.48%	$120,243	292	0.97%
Money market savings	150,711	322	0.86%	95,341	250	1.05%	84,788	309	1.46%
Regular savings	113,242	169	0.60%	88,902	197	0.89%	76,672	256	1.34%
Certificates of deposit:
$100,000 and over	189,080	1,630	3.47%	161,719	1,567	3.89%	131,709	1,392	4.24%
Under $100,000	351,406	2,624	3.00%	320,366	2,862	3.58%	276,457	2,785	4.04%

Total interest-bearing deposits	978,794	4,864	2.00%	799,337	5,036	2.53%	689,869	5,034	2.93%
Other borrowings	161,154	1,324	3.30%	94,838	985	4.17%	98,485	1,038	4.23%

Total interest-bearing liabilities	1,139,948	6,188	2.18%	894,175	6,021	2.70%	788,354	6,072	3.09%

Noninterest bearing liabilities:
Demand deposits	188,696			137,171			111,971
Other liabilities	8,993			12,825			6,798

Total liabilities	1,337,637			1,044,171			907,123
Stockholders’ equity	151,198			111,497			93,597

Total liabilities and stockholders’ equity	$1,488,835			$1,155,668			$1,000,720

Net interest income		$13,754			$11,396			$10,755

Interest rate spread			3.66%			3.72%			4.11%
Interest expense as a percent of average earning assets			1.81%			2.22%			2.60%
Net interest margin			4.03%			4.20%			4.62%

(1)	Includes Guaranty Bank from acquisition date of 5/1/2004.
(2)	Income and yields are reported on a taxable equivalent basis.

Union Bankshares Corporation

AVERAGE BALANCES(1), INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the six months ended June 30,
	2004			2003			2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
				(Dollars in thousands)
Assets:
Securities:
Taxable	$160,326	$3,734	4.68%	$177,034	$4,347	4.95%	$166,060	$4,873	5.92%
Tax-exempt(2)	83,112	3,034	7.34%	87,880	3,439	7.89%	92,096	3,534	7.74%

Total securities	243,438	6,768	5.59%	264,914	7,786	5.93%	258,156	8,407	6.57%
Loans, net	982,048	29,692	6.08%	744,500	25,586	6.93%	632,563	24,355	7.76%
Loans held for sale	31,626	884	5.62%	42,976	1,133	5.32%	21,019	520	4.99%
Federal funds sold	13,294	60	0.91%	14,970	64	0.86%	12,162	93	1.54%
Money market investments	112	6	10.77%	3,731	22	1.19%	1,223	12	1.98%
Interest-bearing deposits in other banks	3,450	5	0.29%	2,099	13	1.25%	878	7	1.61%

Total earning assets	1,273,968	37,415	5.91%	1,073,190	34,604	6.50%	926,001	33,394	7.27%
Allowance for loan losses	(12,605)			(9,609)			(7,825)
Total non-earning assets	106,609			74,898			70,698

Total assets	$1,367,972			$1,138,479			$988,874

Liabilities & Stockholders’ Equity:
Interest-bearing deposits:
Checking	$161,056	225	0.28%	$131,026	333	0.51%	$117,037	569	0.98%
Money market savings	129,590	544	0.84%	95,629	519	1.09%	83,165	610	1.48%
Regular savings	104,416	314	0.60%	88,059	414	0.95%	75,225	502	1.35%
Certificates of deposit:
$100,000 and over	183,798	3,211	3.51%	159,133	3,111	3.94%	131,868	2,813	4.30%
Under $100,000	340,311	5,298	3.13%	316,661	5,745	3.66%	275,965	5,755	4.21%

Total interest-bearing deposits	919,171	9,592	2.10%	790,508	10,122	2.58%	683,260	10,249	3.02%
Other borrowings	134,670	2,370	3.54%	96,093	1,962	4.12%	97,904	2,058	4.24%

Total interest-bearing liabilities	1,053,841	11,962	2.28%	886,601	12,084	2.75%	781,164	12,307	3.18%

Noninterest bearing liabilities:
Demand deposits	169,163			131,038			108,426
Other liabilities	8,645			11,662			7,171

Total liabilities	1,231,649			1,029,301			896,761
Stockholders’ equity	136,323			109,178			92,113

Total liabilities and stockholders’ equity	$1,367,972			$1,138,479			$988,874

Net interest income		$25,453			$22,520			$21,087

Interest rate spread			3.62%			3.75%			4.10%
Interest expense as a percent of average earning assets			1.89%			2.26%			2.67%
Net interest margin			4.02%			4.21%			4.57%

(1)	Includes Guaranty Bank from acquisition date of 5/1/2004.
(2)	Income and yields are reported on a taxable equivalent basis.

Loan Portfolio

The following table presents the composition of the Company’s loans (net of unearned income) in dollar amounts and as a percentage of the Company’s total gross loans as of the indicated date:

	June 30, 2004	% of Total	December 31, 2003	% of Total	June 30, 2003	% of Total
Mortgage loans on real estate:
Residential 1-4 family	$255,510	21.7%	$211,162	24.0%	$195,463	24.8%
Commercial	335,586	28.6%	239,804	27.3%	219,750	27.9%
Construction	203,589	17.3%	105,417	12.0%	91,457	11.6%
Second mortgages	18,185	1.5%	16,288	1.9%	17,121	2.2%
Equity lines of credit	75,596	6.4%	48,034	5.5%	38,372	4.9%
Multifamily	12,043	1.0%	11,075	1.3%	10,327	1.3%
Agriculture	7,964	0.7%	6,745	0.8%	5,081	0.6%

Total real estate loans	908,473	77.3%	638,525	72.7%	577,571	73.2%

Commercial Loans	137,637	11.7%	112,760	12.8%	84,981	10.8%

Consumer installment loans
Personal	112,204	9.5%	110,285	12.6%	107,611	13.6%
Credit cards	7,300	0.6%	7,004	0.8%	5,649	0.7%

Total consumer installment loans	119,504	10.2%	117,289	13.4%	113,260	14.3%

All other loans and agriculture loans	9,817	0.8%	9,719	1.1%	13,033	1.7%

Gross loans	1,175,431	100.0%	878,293	100.0%	788,845	100.0%
Less unearned income on loans	13		26		53

Loans, net of unearned income	$1,175,418		$878,267		$788,792

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

Management maintains a list of loans which have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. At June 30, 2004, nonperforming assets totaled $11.1 million, including a single credit relationship totaling $10.3 million. These loans are secured by real estate (two assisted living facilities), but based on the information currently available, a reserve of $1,122,000 has been allocated for possible losses on these loans. Since the end of the first quarter 2004, the Company has entered into a workout agreement with the borrower. Under the terms of the workout, the Company extended further credit of approximately $1.6 million secured by property with significant equity. The borrower has begun the process to seek local approval to sell subdivided portions of the property resulting in payoff of the recently extended credit and curtailment of the assisted living credit facilities. The Company anticipates that this workout will result in a reduction of overall exposure to the borrower. This situation has had a significant negative impact on the asset quality ratios that follow since the loans were put on nonaccrual in June 2003.

The allowance for loan losses totaled $14.8 million at June 30, 2004 or 1.27% of total loans, as compared to 1.31% at December 31, 2003 and 1.30% at June 30, 2003.

	June 30, 2004	December 31, 2003	June 30, 2003
	(dollars in thousands)
Nonaccrual loans	$11,077	$9,174	$8,793
Foreclosed properties	14	444	464

Nonperforming assets	$11,091	$9,618	$9,257

Allowance for loan losses	$14,810	$11,519	$10,252
Allowance as % of total loans	1.26%	1.31%	1.30%
Allowance as % of nonperforming assets	133%	120%	111%
Nonperforming assets to loans and foreclosed properties	.94%	1.09%	1.17%
Net charge-offs (annualized) to year to date average loans outstanding	.10%	.00%	.01%

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

Since December 31, 2003 stockholders’ equity has increased by $34.2 million, principally as a result of the Guaranty Financial Corporation acquisition. This acquisition resulted in the issuance of 1,022,756 shares of Union’s stock and a $31.7 million increase in equity. Additionally, net income of $8.2 million year to date, less $2.5 million in dividends paid impacted the stockholders equity. The decrease in the unrealized gain on the Company’s securities portfolio reduced equity by $3.7 million, while the balance of $550,000 came from the issuance of stock through the Company’s Dividend Reinvestment Plan and the exercise of options under the Incentive Stock Option Plan.

In order to facilitate the purchase of Guaranty Financial Corporation, the Company issued $22.5 million in trust preferred capital notes in March of 2004. For regulatory reporting purposes, this amount can be included in Tier 1 capital. As expected upon completion of the Guaranty acquisition, these ratios have fallen slightly below the levels maintained prior to the issuance of the trust preferred capital notes and the Guaranty acquisition.

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

At June 30, 2004, the Company’s ratio of total capital to risk-weighted assets was 11.23% and its ratio of Tier 1 capital to risk-weighted assets was 10.09%. Both ratios exceed the minimum capital requirements. The following summarizes the Company’s regulatory capital and related ratios at June 30, 2004 and June 30, 2003 (dollars in thousands):

	June 30, 2004	June 30, 2003
Tier 1 capital	$130,621	$99,024
Tier 2 capital	14,810	10,252
Total risk-based capital	145,431	109,276
Total risk-weighted assets	1,294,727	904,741

Capital Ratios:
Tier 1 risk-based capital ratio	10.09%	10.95%
Total risk-based capital ratio	11.23%	12.08%
Leverage ratio (Tier 1 capital to average adjusted total assets)	9.02%	8.61%
Equity to assets ratio	9.49%	9.63%

The Company’s book value per share at June 30, 2004 was $17.60. Dividends to stockholders are typically paid semi-annually in the first week of May and November. The last dividend of $.33 per share was paid May 1, 2004.

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

At June 30, 2004 cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year were 64.1% of total earning assets. At June 30, 2004 approximately $623 million or 53% of total loans are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

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

Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measure changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap which measures aggregate repricing values is less utilized since it does not effectively measure the options risk impact on the Company and is not addressed here. But earnings simulation and economic value models which more effectively measure the cash flow and optionality impacts are utilized by management on a regular basis and are explained below.

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

Assumptions used in the model, including loan and deposit growth rates, are derived from seasonal and observed trends, economic forecasts and management’s outlook and plans, as are the assumptions used to project yields and rates for new loans and deposits. Maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans, commercial loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are accounted for in the different rate scenarios.

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, interest rate shocks in 50 to 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on net interest income (fully tax equivalent basis) for the Company using different rate scenarios as of June 30, 2004:

Change in Yield Curve	% Change in Net Interest Income	$ Change In Net Interest Income
		(in thousands)
+200 basis points	+9.2%	$5,763
+100 basis points	+4.4%	2,781
+ 50 basis points	+2.3%	1,476
Most likely	0	0
- 50 basis points	- 2.6%	-1,615
-100 basis points	- 5.5%	-3,440
-200 basis points	-11.5%	-7,218

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

The following chart reflects the change in net market value over different rate environments as of June 30, 2004:

	Change in Economic Value of Equity
Change in Yield Curve	(percent)	(dollars in thousands)
+200 basis points	-1.4%	$-3,494
+100 basis points	-.6%	- 1,348
+ 50 basis points	-.1%	- 300
Most likely	0	0
- 50 basis points	-.4%	- 1,010
-100 basis points	-1.7%	- 4,227
-200 basis points	-8.2%	-20,018

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

Item 2 – Changes in Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 20, 2004 at which time stockholders were asked to consider three proposals, as follows:

1.	To elect three directors to serve as Class II nominees for a three-year term.

2.	To elect three directors previously appointed by the Board to serve the remaining two-year portion of the Class I term of directors.

3.	To ratify the appointment of Yount, Hyde & Barbour, P.C. as the Company’s independent auditors for the year ended December 31, 2004.

The vote tabulation was as follows:

1. Election of three Class II directors to serve for a term of three years:

Director	Votes For	Votes Withheld
R. Hunter Morin	6,121,391	67,736
Robert C. Sledd	6,119,703	69,424
Ronald L. Tillett	6,118,073	71,054

2. Election of three Class I directors previously appointed by the Board to serve the remaining two-year portion of the Class I term of directors:

Director	Votes For	Votes Withheld
Ronald L. Hicks	6,122,203	66,924
W. Taylor Murphy, Jr.	6,098,736	90,391
A. D. Whittaker	6,122,203	66,924

The following directors’ terms of office continued after the meeting:

G. William Beale

B. Walton Mahon

3. To ratify the appointment of Yount, Hyde and Barbour, P.C. as independent auditors for the Company for 2004

Votes For	Votes Against	Abstain
6,150,642	2,755	35,730

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

(b) Reports on Form 8-K.

In a report on Form 8-K filed April 20, 2004, Union Bankshares Corporation issued a press release announcing results for the quarter ended March 31, 2004. The press release, with summary financial information, was filed pursuant to Item 7 and Item 12.

In a report on Form 8-K filed May 4, 2004, Union Bankshares Corporation issued a press release announcing the completion of the Guaranty Financial Corporation acquisition. The press release, with summary financial information, was filed pursuant to Item 5.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation
(Registrant)

August 6, 2004	/s/ G. William Beale
(Date)	G. William Beale,
President, Chief Executive Officer and Director

August 6, 2004	/s/ D. Anthony Peay
(Date)	D. Anthony Peay,
Executive Vice President and Chief Financial Officer