Form 10-Q
period 2004-09-30
UNION BANKSHARES CORP
filed 2004-11-09
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of October 29, 2004, Union Bankshares Corporation had 8,708,548 shares of Common Stock outstanding.

UNION BANKSHARES CORPORATION

FORM 10-Q

September 30, 2004

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share information)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$34,508	$28,708
Interest-bearing deposits in other banks	3,154	2,077
Money market investments	135	137
Other interest-bearing deposits	2,598	—
Federal funds sold	871	10,050

Total cash and cash equivalents	41,266	40,972

Securities available for sale, at fair value	240,212	240,124

Loans held for sale	33,166	28,683

Loans, net of unearned income	1,233,234	878,267
Less allowance for loan losses	16,017	11,519

Net loans	1,217,217	866,748

Bank premises and equipment, net	39,975	26,528
Other real estate owned	14	444
Core deposit intangibles	10,029	4,925
Goodwill	31,312	864
Other assets	31,391	25,444

Total assets	$1,644,582	$1,234,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$231,009	$147,129
Interest-bearing deposits:
NOW accounts	191,693	149,168
Money market accounts	185,930	104,911
Savings accounts	121,329	93,374
Time deposits of $100,000 and over	197,958	177,458
Other time deposits	368,336	328,437

Total interest-bearing deposits	1,065,246	853,348

Total deposits	1,296,255	1,000,477

Securities sold under agreements to repurchase	46,845	42,602
Other short-term borrowings	5,000	—
Trust preferred capital notes	22,500	—
Long-term borrowings	103,062	66,208
Other liabilities	10,063	6,944

Total liabilities	1,483,725	1,116,231

Commitments and contingencies

Stockholders’ equity:
Common stock, $2 par value. Authorized 24,000,000 shares; issued and outstanding, 8,708,317 , and 7,627,248 shares, respectively	17,417	15,254
Surplus	32,875	2,401
Retained earnings	104,209	94,102
Accumulated other comprehensive income	6,356	6,744

Total stockholders’ equity	160,857	118,501

Total liabilities and stockholders’ equity	$1,644,582	$1,234,732

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest and dividend income :
Interest and fees on loans	$18,529	$14,033	$48,964	$40,595
Interest on Federal funds sold	41	8	102	73
Interest on interest-bearing deposits in other banks	12	5	18	17
Interest on other interest-bearing deposits	15	—	21	—
Interest on money market investments	—	—	—	22
Interest and dividends on securities:
Taxable	2,004	1,855	5,738	6,201
Nontaxable	981	1,044	2,983	3,314

Total interest and dividend income	21,582	16,945	57,826	50,222

Interest expense:
Interest on deposits	5,144	4,908	14,736	15,030
Interest on Federal funds purchased	54	38	91	46
Interest on short-term borrowings	180	80	383	216
Interest on long-term borrowings	1,327	941	3,458	2,759

Total interest expense	6,705	5,967	18,668	18,051

Net interest income	14,877	10,978	39,158	32,171
Provision for loan losses	895	903	1,634	1,935

Net interest income after provision for loan losses	13,982	10,075	37,524	30,236

Noninterest income:
Service charges on deposit accounts	1,807	1,679	5,103	3,962
Other service charges, commissions and fees	802	635	2,374	1,891
Gains (losses) on securities transactions, net	44	—	47	(14)
Gains on sales of loans	3,013	4,084	8,534	10,833
Gains on sales of other real estate owned and bank premises, net	—	10	79	27
Other operating income	432	275	920	871

Total noninterest income	6,098	6,683	17,057	17,570

Noninterest expenses:
Salaries and benefits	7,715	6,920	21,296	19,265
Occupancy expenses	958	687	2,459	1,985
Furniture and equipment expenses	930	669	2,518	1,861
Other operating expenses	4,389	2,683	10,985	7,392

Total noninterest expenses	13,992	10,959	37,258	30,503

Income before income taxes	6,088	5,799	17,323	17,303
Income tax expense	1,631	1,604	4,695	4,828

Net income	$4,457	$4,195	$12,628	$12,475

Basic net income per share	$0.51	$0.55	$1.52	$1.64
Diluted net income per share	$0.51	$0.55	$1.51	$1.63

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance - December 31, 2002	$15,159	$1,442	$81,997	$6,894		$105,492
Comprehensive income:
Net income - for the nine months ended September 30, 2003			12,475		$12,475	12,475
Unrealized holding losses arising during the period (net of tax, $434)					(841)
Reclassification adjustment for losses included in net income (net of tax, $5)					9

Other comprehensive income (net of tax, $429)				(832)	(832)	(832)

Total comprehensive income					$11,643

Cash dividends - 2003 ($.29 per share)			(2,201)			(2,201)
Issuance of common stock under Dividend Reinvestment Plan (8,600 shares)	17	205	—			222
Stock repurchased under Stock Repurchase Plan (1,000 shares)	(2)	(22)				(24)
Issuance of common stock under Incentive Stock Option Plan (20,370 shares)	41	203				244

Balance - September 30, 2003 (Unaudited)	$15,215	$1,828	$92,271	$6,062		$115,376

Balance - December 31, 2003	$15,254	$2,401	$94,102	$6,744		$118,501
Comprehensive income:
Net income - for the nine months ended September 30, 2004			12,628		$12,628	12,628
Unrealized holding losses arising during the period (net of tax, ($193))					(357)
Reclassification adjustment for gains included in net income (net of tax, $16)					(31)

Other comprehensive loss (net of tax, ($209))				(388)	(388)	(388)

Total comprehensive income					$12,240

Cash dividends - 2004 ($.33 per share)			(2,521)			(2,521)
Issuance of common stock under Dividend Reinvestment Plan (8,543 shares)	17	238	—			255
Issuance of common stock under Incentive Stock Option Plan (48,636 shares)	98	568				666
Issuance of common stock for services rendered (1,134 shares)	2	34				36
Issuance of common stock in exchange for net assets in acquisition (1,022,756 shares)	2,046	29,634				31,680

Balance - September 30, 2004 (Unaudited)	$17,417	$32,875	$104,209	$6,356		$160,857

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATIONS AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2004 and 2003

(dollars in thousands)

	2004	2003
Operating activities:
Net income	$12,628	$12,475
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of bank premises and equipment	2,159	1,475
Amortization	1,230	1,297
Provision for loan losses	1,634	1,935
(Gains)/losses on sales of securities available for sale	(47)	14
Gains on sales of other real estate owned and bank premises, net	(79)	(27)
Increase in loans held for sale	(4,483)	(856)
Increase in other assets	(3,275)	(3,419)
Increase in other liabilities	989	2,000

Net cash and cash equivalents provided by operating activities	10,756	14,894

Investing activities:
Purchase of securities available for sale	(67,795)	(46,805)
Proceeds from sale of securities available for sale	12,354	4,433
Proceeds from maturities and repayments of securities available for sale	74,361	73,562
Net increase in loans	(187,041)	(122,269)
Purchases of bank premises and equipment	(7,628)	(5,845)
Proceeds from sales of bank premises and equipment	—	15
Cash paid in bank acquisition	(23,235)	—
Cash acquired in bank acquisition	16,701	—
Proceeds from sales of other real estate owned	494	348

Net cash and cash equivalents used in investing activities	(181,789)	(96,561)

Financing activities:
Net increase in noninterest-bearing deposits	45,377	30,771
Net increase in interest-bearing deposits	65,917	60,791
Net increase (decrease) in short-term borrowings	2,243	(8,020)
Net increase in trust preferred capital notes	22,500	—
Net increase in long-term borrowings	36,854	4,279
Issuance of common stock	957	466
Purchase of common stock	—	(24)
Cash dividends paid	(2,521)	(2,201)

Net cash and cash equivalents provided by financing activities	171,327	86,062

Increase in cash and cash equivalents	294	4,395
Cash and cash equivalents at beginning of period	40,972	46,402

Cash and cash equivalents at end of period	$41,266	$50,797

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$18,422	$17,729
Income taxes	$4,678	$4,954

Transactions related to the acquisition of subsidiary:
Increase in assets and liabilities
Loans	$165,062
Securities	19,931
Other Assets	39,220
Non-interest bearing deposits	38,503
Interest bearing deposits	145,981
Borrowings	7,000
Other liabilities	2,130
Issuance of common stock	31,680

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2004

1.	ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.

The information contained in the financial statements is unaudited and does not include all of the information and footnotes required by auditing standards of the Public Company Accounting Oversight Board (United States) for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

2.	MERGERS AND ACQUISITIONS

On May 1, 2004, Union Bankshares completed its acquisition of Guaranty Financial Corporation (Guaranty) headquartered in Charlottesville, Virginia. This acquisition was accounted for using the purchase method of accounting. The total consideration paid to Guaranty stockholders in connection with the acquisition was approximately $54.9 million with approximately $22.7 million in cash and 1,023,000 shares of Union’s common stock. Guaranty transactions have been included in Union’s financial results since May 1, 2004. Acquired assets on May 1, 2004 totaled $248 million, including $167 million in loans and $184 million in deposits. As part of the purchase price allocation at May 1, 2004, Union recorded $5.8 million in core deposit intangible, and goodwill totaled approximately $30.4 million. Operating results for 2004 include net income from Guaranty of $798 thousand year to date (period from May 1, 2004 through September 30, 2004) and $464 thousand for the quarter ended September 30, 2004. These results also include approximately $274 thousand in amortization of core deposit intangibles year to date and $164 thousand for the third quarter. In addition, Union’s interest expense for the year to date and quarter included $482 thousand and $233 thousand, respectively, in interest expense on the Trust Preferred Security Pool used to fund the Guaranty acquisition.

Guaranty Financial Corporation, newly acquired in a business combination, falls under the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, an entity recognizes a liability for an exit cost on the date that the entity commits itself to an exit plan. “Exit costs” are defined to include those costs recorded by Guaranty prior to the merger date and therefore are not included in Union’s Bankshares results of operations. Guaranty recorded exit costs of $1.3 million relating to severance and costs associated with terminating contracts.

Union’s exit costs, referred to herein as “merger-related” costs, are defined to include those costs for combining operations such as systems conversions, integration planning consultant fees and marketing consultant fees incurred by Union prior to and after the merger date and are included in Union’s results of operations. Union expensed merger-related costs which totaled approximately $184 thousand and $209 thousand for the quarter and nine months ended September 30, 2004, respectively. The costs associated with these activities are included in noninterest expenses. Merger-related expenses incurred year to date consisted largely of expenses associated with systems conversions and integration of operations.

3.	STOCK COMPENSATION

The shareholders approved at the 2003 Annual Meeting the adoption of the Union Bankshares Corporation 2003 Incentive Stock Plan (the “Plan”). The Plan authorizes the issuance of 350,000 shares of common stock to be used in the awarding of incentive stock options to employees by the Compensation Committee of the Board of Directors. The Plan replaced a similar plan adopted by the shareholders in 1993 which terminated under its provisions in 2003. Options awarded under the previous plan are still exercisable, in some instances as late as 2012. Under both Plans, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the Plan may be subject to a graded vesting schedule.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share amounts)
Net income, as reported	$4,457	$4,195	$12,628	$12,475

Total stock-based compensation expense determined under fair value based method for all awards	(94)	(81)	(283)	(244)

Pro forma net income	$4,363	$4,114	$12,345	$12,231

Earning per share:
Basic - as reported	$0.51	$0.55	$1.52	$1.64

Basic - pro forma	$0.50	$0.54	$1.49	$1.61

Diluted - as reported	$0.51	$0.55	$1.51	$1.63

Diluted - pro forma	$0.50	$0.54	$1.47	$1.60

				.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2004	September 30, 2003
Dividend yield	2.39%	2.43%
Expected life	10 years	10 years
Expected volatility	34.54%	35.54%
Risk-free interest rate	4.22%	4.03%

4. ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 (in thousands):

	2004	2003
Balance, January 1	$11,519	$9,179
Allowance of acquired bank	2,040	—
Provisions charged to operations	1,634	1,935
Recoveries credited to allowance	1,567	696
Loans charged off	(743)	(745)

Balance, September 30	$16,017	$11,065

5.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In addition to commitments to extend credit and issue standby letters of credit, the Company’s subsidiary, the Bank of Williamsburg is a guarantor on a warehousing line of credit periodically used for short term funding of loans held for sale by Johnson Mortgage Company. The total amount of potential liability is $2.4 million. This is a requirement of the lender and generates only de minimis risk for the Company since the collateral loans have commitments from investors before they are made. This line has not been used since March 2004. On October 18, 2004, the Bank of Williamsburg was released from its obligation under the guaranty.

6.	EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. At September 30, 2004 there were 52,300 options that were anti-dilutive; there were no stock options that were anti-dilutive at September 30, 2003 The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Earnings per common share computation:
Numerator: Net Income	$4,457	$4,195	$12,628	$12,475
Denominator: Average common shares outstanding	8,687	7,607	8,296	7,599
Earnings per common share	0.51	0.55	1.52	1.64

Diluted earnings per common share computation:
Numerator: Net Income	4,457	4,195	12,628	12,475
Denominator: Average common shares outstanding	8,687	7,607	8,296	7,599
Effect of dilutive stock options	65	78	79	69

Average diluted common shares outstanding	8,752	7,685	8,375	7,668
Diluted earnings per common share	0.51	0.55	1.51	1.63

7.	TRUST PREFERRED CAPITAL NOTES

During the first quarter of 2004, Union Bankshares Corporation Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On March 18, 2004, $22.5 million of Trust Preferred Capital Notes were issued through a pooled underwriting totaling approximately $858.8 million. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.75%) which adjusts, and is payable, quarterly. The interest rate at September 30, 2004 was 4.64%. The securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $22.5 million of the Union Bankshares Corporation’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges interest to the mortgage banking segment. These transactions are eliminated in the consolidation process. A management fee for support services (including data processing, item processing, accounting, human resources and other services) is charged to all subsidiaries at cost and eliminated in the consolidation totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 follows:

Union Bankshares Corporation

Segment Report

	Community Banks	Mortgage	Elimination	Consolidated Totals
Three Months ended September 30, 2004	(in thousands)
Net interest income	$14,562	$315	$—	$14,877
Provision for loan losses	895	—	—	895

Net interest income after provision for loan losses	13,667	315	—	13,982
Noninterest income	3,133	3,009	(44)	6,098
Noninterest expenses	11,298	2,738	(44)	13,992

Income before income taxes	5,502	586	—	6,088
Income tax expense	1,399	232	—	1,631

Net income	$4,103	$354	$—	$4,457

Assets	$1,642,344	$37,066	$(34,828)	$1,644,582

Three Months ended September 30, 2003
Net interest income	$10,418	$560	$—	$10,978
Provision for loan losses	903	—	—	903

Net interest income after provision for loan losses	9,515	560	—	10,075
Noninterest income	2,651	4,081	(49)	6,683
Noninterest expenses	7,717	3,291	(49)	10,959

Income before income taxes	4,449	1,350	—	5,799
Income tax expense	1,084	520	—	1,604

Net income	$3,365	$830	$—	$4,195

Assets	$1,215,157	$44,318	$(44,045)	$1,215,430

Nine Months ended September 30, 2004
Net interest income	$38,203	$955	$—	$39,158
Provision for loan losses	1,634	—	—	1,634

Net interest income after provision for loan losses	36,569	955	—	37,524
Noninterest income	8,685	8,505	(133)	17,057
Noninterest expenses	29,576	7,815	(133)	37,258

Income before income taxes	15,678	1,645	—	17,323
Income tax expense	4,066	629	—	4,695

Net income	$11,612	$1,016	$—	$12,628

Assets	$1,642,344	$37,066	$(34,828)	$1,644,582

Nine Months ended September 30, 2003
Net interest income	$30,772	$1,399	$—	$32,171
Provision for loan losses	1,935	—	—	1,935

Net interest income after provision for loan losses	28,837	1,399	—	30,236
Noninterest income	6,886	10,830	(146)	17,570
Noninterest expenses	22,156	8,493	(146)	30,503

Income before income taxes	13,567	3,736	—	17,303
Income tax expense	3,386	1,442	—	4,828

Net income	$10,181	$2,294	$—	$12,475

Assets	$1,215,157	$44,318	$(44,045)	$1,215,430

9.	STOCK REPURCHASE

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

Under prior authorization from the Board of Directors which expired in November 2003, the Company repurchased 1,000 shares of its common stock during the first nine months of 2003 in the open market at an average cost of $24.07.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued and is effective March 31, 2004. EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in EITF 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in EITF 03-1 was not delayed.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies” (“EITF 03-16”) was ratified by the Board and is effective for reporting periods beginning after June 15, 2004. APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” (“Opinion 18”) prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting. Management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the accompanying condensed consolidated balance sheet of Union Bankshares Corporation and Subsidiaries (the “Company”) as of September 30, 2004 and the related condensed consolidated statements of income, shareholders’ equity and cash flows for the three-month and nine-month periods ended September 30, 2004 and 2003. These condensed financial statements are the responsibility of the Company’s management.

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

November 5, 2004

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (“the Company”, “Union” or “UBSH”). This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report, as well as the Annual Report of UBSH on Form 10-K for the year ended December 31, 2003. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes, while the percentages presented are computed based on unrounded amounts.

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

On May 1, 2004, Union Bankshares completed its acquisition of Guaranty Financial Corporation (Guaranty) headquartered in Charlottesville, Virginia. This acquisition was accounted for using the purchase method of accounting (see Note 2). As part of the purchase price allocation, Union recorded $5.8 million in core deposit intangible, and goodwill which totaled approximately $30.4 million. Union’s goodwill totaled $31.3 million and $864 thousand at September 30, 2004 and 2003, respectively. Core deposit intangibles are being amortized over the period of expected benefit, which ranges from 8.75 to 15 years. Core deposit intangibles, net of amortization, amounted to $10.0 million and $5.1 million at September 30, 2004 and 2003, respectively. The Company adopted SFAS 147, Acquisitions of Certain Financial Institutions, on January 1, 2002 and determined that core deposit intangibles will continue to be amortized over the estimated useful life.

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

The Corporation must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Corporation has determined that a valuation allowance is not required for deferred tax assets as of September 30, 2004. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Corporation’s financial statements.

Overview

UBSH is a multi-bank holding company which uses a super-community bank strategy to serve small and middle market business and retail consumers throughout the high-growth Central Virginia region. The Company offers a broad range of financial services through 42 branches of its four community banks and through its investment and mortgage companies. The four banks are well established with a long history of serving their communities: Union Bank & Trust Company (founded in 1902), Rappahannock National Bank (1902), Northern Neck State Bank (1907), and the Bank of Williamsburg (1999). Union Investment Services (1993) operates out of four locations and Mortgage Capital Investors (1986) serves customers through nine mortgage company locations in Virginia, Maryland and South Carolina. Virtually all non-retail, or backoffice, operations are consolidated within the holding company to create economies of scale, achieve efficiencies and allow the financial service subsidiaries to focus on customer service and delivery. At September 30, 2004 UBSH had $1.6 billion in total assets.

For the quarter ended September 30, 2004, the Company’s net income was $4.5 million, a 6.2% increase over the same quarter a year earlier. Net income for the nine months ended September 30, 2004, was $12.6 million, up slightly from $12.5 million a year earlier. Results for the third quarter and the first nine months of 2004 were impacted by both internal growth initiatives and market opportunities. Union Bank & Trust Company has opened four branches in 2004 and will open an additional branch in the fourth quarter of 2004.

More significantly, effective May 1, 2004, Union Bankshares completed its acquisition of Guaranty Financial Corporation (Guaranty) headquartered in Charlottesville, Virginia. This acquisition was accounted for using the purchase method of accounting. The total consideration paid to Guaranty stockholders in connection with the acquisition was approximately $54.9 million with approximately $22.7 million in cash and 1,023,000 shares of Union’s common stock. Guaranty transactions have been included in Union’s financial results since May 1, 2004. Acquired assets on May 1, 2004, recorded at fair value, totaled $248 million, including $167 million in loans and $184 million in deposits. As part of the purchase price allocation, Union recorded $5.8 million in core deposit intangibles, and goodwill of approximately $30.4 million which are reflected in the aforementioned asset totals. Operating results for 2004 include net income from Guaranty of $798 thousand year to date (period from May 1, 2004 through September 30, 2004) and $464 thousand for the quarter ended September 30, 2004. These results also include approximately $274 thousand in amortization of core deposit intangibles year to date and $164 thousand for the third quarter.

Results of Operations

Net Income

For the third quarter of 2004, Union’s net income was $4.5 million, up 6.2% from $4.2 million for the same period in 2003. Over this same period, earnings per share on a diluted basis decreased from $.55 to $.51 due largely to the shares issued in the Guaranty acquisition. Annualized return on average equity for the quarter ended September 30, 2004 was 11.42%, while annualized return on average assets for the same period was 1.09%, compared to 14.66% and 1.37% respectively, for the quarter ended September 30, 2003. Newly acquired Guaranty Bank contributed $464 thousand and $798 thousand to the quarterly and nine month net income totals, respectively.

On a linked quarter basis (current quarter to most recent prior quarter), net income decreased 2.3% from $4.6 million in the second quarter of 2004 to $4.5 million in the third quarter. The Company’s annualized return on average equity and annualized return on average assets decreased to 11.42% and 1.09% from 12.13% and 1.23%, respectively, in the second quarter of 2004.

For the nine months ended September 30, 2004, net income increased slightly to $12.6 million from $12.5 million for the same period a year ago. Over this same period, earnings per share on a diluted basis decreased 7% from $1.63 to $1.51. Annualized return on average equity for the nine months ended September 30, 2004 was 11.82%, while annualized return on average assets for the same period was 1.16%, compared to 15.08% and 1.43% respectively, for the nine months ended September 30, 2003. This increase in net income over the first nine months of 2004 occurred despite the reduction in net income from the mortgage segment which decreased $1.3 million from the first nine months of 2003.

Non GAAP Measures

As noted earlier in this report, Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Prior to the issuance of SFAS No. 141, the Company accounted for most of its acquisition activity using the pooling method of accounting. The recent acquisition of Guaranty Financial Corporation is the Company’s most significant business combination to be accounted for using the purchase method of accounting. At September 30, 2004, core deposit intangibles totaled $10.0 million, up from $5.1 million a year earlier and goodwill totaled $31.3 million, up from $864 thousand at September 30, 2003. Amortization of core deposit intangibles increased during 2004 as a result of the core deposit intangibles recorded in the Guaranty transaction.

In reporting the results of the second and third quarters of 2004, the Company has begun providing supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Cash basis operating earnings per share was $.53 per share for the quarter ended September 30, 2004 as compared to $.56 per share a year earlier. Cash basis return on tangible equity for the third quarter of 2004 was 16.17% as compared to 15.82% a year earlier.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, UBSH’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. A reconciliation of these non-GAAP measures from their respective GAAP basis measures can be found below.

	For three months ended September 30,		For nine months ended September 30,
	2004	2003	2004	2003
Net income	$4,457	$4,195	$12,628	$12,475
Plus amortization of core deposit intangibles, net of tax	200	93	456	278

Cash basis operating earnings	4,657	4,288	13,084	12,753

Weighted average shares outstanding, diluted	8,752,213	7,685,285	8,375,430	7,668,239

Average assets	1,619,294	1,211,131	1,452,358	1,162,963
Less goodwill (average)	(30,557)	(864)	(17,591)	(864)
Less core deposit intangibles (average)	(10,092)	(5,146)	(7,861)	(5,289)

Average tangible assets	1,578,645	1,205,121	1,426,906	1,156,810

Average equity	155,234	113,513	142,673	110,639
Less goodwill (average)	(30,557)	(864)	(17,591)	(864)
Less core deposit intangibles (average)	(10,092)	(5,146)	(7,861)	(5,289)

Average tangible equity	114,585	107,503	117,221	104,486

Cash basis EPS fully diluted	$0.53	$0.56	$1.56	$1.66
Cash basis return on average tangible assets	1.17%	1.41%	1.22%	1.47%
Cash basis return on average tangible equity	16.17%	15.82%	14.91%	16.32%

Net Interest Income

Net interest income for the third quarter of 2004 was up $3.9 million, or 35.5%, from the third quarter of 2003. Average earning assets for the quarter grew to $1.49 billion compared to $1.14 billion a year earlier, providing the Company with a higher earnings base. This volume growth combined with an increase of 11 basis points in the net interest margin (FTE) (which increased to 4.14% in the third quarter of 2004, up from 4.03% in the same quarter of 2003) caused the increase in net interest income. In addition, Union’s interest expense for the quarter and nine months included $233 thousand and $482 thousand, respectively, in interest expense on the Trust Preferred Security Pool used to fund the Guaranty acquisition.

Provision for Loan Losses

The provision for loan losses totaled $895 thousand for the third quarter of 2004, down from $903 thousand for the third quarter of 2003. For the nine months ended September 30, 2004, the provision was $1.6 million versus $1.9 million for the same period in 2003. This is reflective of general improvement in overall asset quality and net recoveries of previously charged off loans totaling $312 thousand for the quarter and $824 thousand year to date. Recoveries exceeded charge-offs during 2004 due largely to recoveries associated with a large loan charge-off in prior years. Management believes the overall credit quality of the portfolio is good based on the analysis of the portfolio. (See Asset Quality)

Noninterest Income

Noninterest income for the three months ended September 30, 2004 totaled $6.1 million, down 8.8% from $6.7 million for the same period a year ago. Noninterest income for the nine months ended September 30, 2004 totaled $17.1 million, down 2.9% from $17.6 million for the nine months ended September 30, 2003. The acquisition of Guaranty Bank contributed $197 thousand and $426 thousand to noninterest income for the quarter and nine months ended September 30, 2004.

Gains on sales of mortgage loans declined $1.1 million for the quarter and $2.3 million for the nine months ended September 30, 2004. Mortgage loan originations during the third quarter of 2004 were $123.4 million compared to $171.3 million for the same period last year. For the nine months ended September 30, 2004, mortgage loan originations were $359.9 million down from $444 million for the same period a year ago. These declines in the mortgage banking segment were partially offset by increases in service charges on deposit accounts and other service charges and fees in the community banking segment.

Service charges on deposit accounts increased $128 thousand for the quarter and $1.1 million year to date, reflecting increases in overdraft and return check charges and DDA activity service charges as the result of the new overdraft privilege service introduced in late second quarter of 2003 and increased transaction account volumes resulting largely from internal growth. Guaranty Bank contributed $275 thousand of the year to date increase in service charges on deposit accounts.

Other service charges and fees increased by $167 thousand over the prior year’s third quarter and $483 thousand for the nine months ended September 30, 2004. This is largely a result of higher brokerage commissions, increased ATM and debit card transactions and $90 thousand in other service charges from Guaranty for the year to date.

Other operating income increased $157 thousand over the prior year’s third quarter, and $49 thousand from the prior year’s first nine months. During the third quarter of 2004, the Company received a tax refund in the amount of $95 thousand that was related to Guaranty tax returns from 2000 through 2002. The Company also received $51 thousand in life insurance proceeds from the death of a retired director during the third quarter of 2004. Income from bank-owned life insurance increased by $49 thousand and $76 thousand for the quarter and nine months ended September 30, 2004, respectively, from the Guaranty acquisition. These increases were partially offset by a $51 thousand decline in income for the quarter and $217 thousand year to date from the Company’s investment in Johnson Mortgage Company (“JMC”). Management continues to seek additional sources of noninterest income, including increased emphasis on cross-selling services and better leveraging of the financial services available throughout the organization.

As compared to the second quarter of 2004, noninterest income was down $176 thousand largely as a result of a $327 thousand decrease in gains on the sales of mortgage loans. Mortgage loan production for the third quarter of 2004 totaled $123.4 million as compared to $148.7 million in the second quarter of 2004. This was partially offset by the $95 thousand tax refund and the $51 thousand insurance proceeds mentioned above.

Noninterest Expense

Noninterest expense for the third quarter 2004 increased by $3 million or 27.7% from a year ago and by $6.8 million or 22.1% compared to the first nine months of 2003. These increases are largely attributable to the Company’s expansion efforts and infrastructure costs, including continued investments in new technology. Noninterest expense related to the operation of the former Guaranty branches amounted to $1.8 million and $3.2 million for the quarter and nine months ended September 30, 2004, respectively. Expenses were up due to branch expansion efforts in Richmond which added approximately $306 thousand in expenses from the same quarter a year ago and $556 thousand year to date.

Personnel costs were up $795 thousand or 11.5% over last year’s third quarter and $2 million for the first nine months of 2004. Guaranty represents $791 thousand and $1.4 million of these increases for the quarter and nine months ended September 30, 2004, respectively. The remaining increase of $674 thousand year to date reflects the impact of expansion and growth and normal increases. Expansion increases included additional staffing at existing high volume branches, the staffing of four new branches and additional support staff and in-house legal counsel at the holding company. In addition to normal salary increases, medical group insurance increased $138 thousand over last year’s third quarter and $318 thousand from the same nine months a year ago.

Occupancy expense was up $271 thousand from the same quarter a year ago and $474 thousand for the nine months ended September 30, 2004, largely as a result of the Guaranty acquisition which increased occupancy costs by $154 thousand for the quarter and $251 thousand for the year to date. The remaining increase is largely attributable to the opening of four branches in the Richmond area. Furniture & equipment expense was up $261 thousand from last year’s third quarter and $657 thousand for the first nine months, with the acquisition of Guaranty Bank representing increases of $132 thousand for the quarter and $264 thousand for the year to date. The remaining increase is related to depreciation expense, amortization of new software, equipment rental expense, and equipment maintenance contracts.

Other operating expense was up $1.7 million from last year’s third quarter and $3.6 million for the first nine months of 2004. The acquisition of Guaranty Bank contributed increases of $762 thousand for the quarter and $1.3 million for the year to date. The other operating expense related to the Guaranty acquisition include amortization of core deposit intangible assets in the amount of $164 thousand and $274 thousand for the quarter and nine months ended September 30, 2004, respectively. Expenses related to the new overdraft privilege service contributed $149 thousand of the quarterly increase over the same quarter a year ago and $502 thousand of the year to date increase. In November of 2003 the Company opted to outsource its data processing service, and this move accounted for an increase in operating expense of approximately $200 thousand for the quarter and $629 thousand for the first nine months. Director expense also increased by $33 thousand and $192 thousand, respectively, for the quarter and nine months ended September 30, 2004 as the Company enhanced its director compensation structure and responded to the additional requirements and costs of Sarbanes-Oxley and provided additional consulting services to the directors to assist in their compliance with the new requirements for directors of publicly traded companies. Management continues to monitor expenses closely to ensure increases are in line with the Company’s expectations, but sufficient to maintain the appropriate operating foundation for future growth.

Segment Information

Third quarter net income for the community banking segment was $4.1 million, an increase of $739 thousand or 22% from $3.4 million for the third quarter of 2003. Third quarter net income for the mortgage banking segment was $354 thousand, a decline of $476 thousand or 57.3% from $830 thousand in the same quarter of 2003. For the nine months ended September 30, 2004, net income for the community bank segment increased to $11.6 million from $10.2 million for the nine months ended September 30, 2003, while the mortgage segment decreased to $1 million from $2.3 million for the same period of 2003.

The majority of the fluctuation in the net income of the community banking segment is reflected in the discussion preceding this section. In the mortgage banking segment the decrease in both third quarter and year to date net income from the same periods a year earlier were attributable to a return to more typical loan production levels from those experienced during the recent declining interest rate environment. Loan production volume for the third quarter of 2004 totaled $123.4 million, down from $171.3 million during the third quarter of 2003. For the first nine months of 2004, loan production was $359.9 million versus $444 million for the same period in 2003. During this time horizon, there has been a shift from refinance activity to purchase activity, with refinance loans representing only 32.2% of volumes during the first nine months of 2004 versus 53.9% a year earlier. A greater percentage of brokered loans and reduced percentage of government loans combined to reduce profit margins per loan in the first nine months.

Balance Sheet Review

Loans at September 30, 2004 increased 47.3% or $396.3 million from September 30, 2003 and 4.9% or $57.8 million from June 30, 2004. The acquisition of Guaranty Bank represents $171.2 million of the growth from September 30, 2003. The remaining growth of $225.1 million was attributed largely to increases in commercial and construction real estate loans, as well as commercial business loans. This loan growth occurred principally within the Richmond,

Charlottesville, and Fredericksburg markets. These trends are reflective of the vibrant markets served by the Company and of a strengthening economy, but are expected to moderate in coming months. Yields on loans (FTE) decreased from 6.45% during the third quarter of 2003 to 6.01% for the third quarter of 2004 which was up slightly from 6.00% in the second quarter 2004. The cost of funds also declined, from 2.53% in the third quarter of 2003 and 2.18% for the second quarter of 2004 to 2.15% in the third quarter of 2004. Loan yields increased by 1 basis point during the third quarter of 2004 while the cost of funds declined by 3 basis points resulting in a relatively stable margin. Deposit levels were up $307.1 million, or 31%, from the third quarter of 2003 and $23.3 million, or 1.8%, from the second quarter of 2004. The acquisition of Guaranty Bank represents $196 million of the growth in deposits from September 30, 2003. The remaining growth in deposits of $111.1 million represents an 11.2% increase from a year earlier.

At September 30, 2004 total assets were $1.64 billion, up 35.3%, or $429 thousand from $1.22 billion at September 30, 2003. The Guaranty acquisition represents $251.6 million of this growth. Securities increased to $240.2 million at September 30, 2004 compared to $239.4 million a year earlier. The Company’s capital position remains strong with an equity-to-assets ratio of 9.8%.

Union Bankshares Corporation

AVERAGE BALANCES (1), INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the three months ended September 30,
	2004			2003			2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Securities:
Taxable	$160,689	$2,004	4.96%	$162,768	$1,854	4.52%	$169,358	$2,396	5.61%
Tax-exempt (2)	78,686	1,509	7.63%	83,568	1,582	7.51%	92,031	1,747	7.53%

Total securities	239,375	3,513	5.84%	246,336	3,436	5.53%	261,389	4,143	6.29%
Loans, net	1,199,189	18,117	6.01%	816,453	13,271	6.45%	675,039	12,554	7.38%
Loans held for sale	35,166	498	5.63%	68,916	838	4.82%	25,390	357	5.58%
Federal funds sold	5,389	41	3.03%	7,329	8	0.43%	16,013	58	1.44%
Money market investments	77	—	0.00%	140	—	0.00%	120	1	3.31%
Interest-bearing deposits in other banks	7,412	12	0.64%	2,306	5	0.86%	1,280	5	1.55%
Other interest-bearing deposits	2,578	15	2.31%	—	—		—	—

Total earning assets	1,489,186	22,196	5.93%	1,141,480	17,558	6.10%	979,231	17,118	6.94%
Allowance for loan losses	(15,150)			(10,592)			(8,614)
Total non-earning assets	145,258			80,243			71,621

Total assets	$1,619,294			$1,211,131			$1,042,238

Liabilities & Stockholders’ Equity:
Interest-bearing deposits:
Checking	$185,721	129	0.28%	$138,556	120	0.34%	$122,684	259	0.84%
Money market savings	184,959	462	0.99%	96,110	222	0.92%	84,763	309	1.45%
Regular savings	123,896	206	0.66%	91,240	170	0.74%	79,604	265	1.32%
Certificates of deposit:
$100,000 and over	193,489	1,680	3.45%	163,326	1,569	3.81%	133,987	1,392	4.12%
Under $100,000	364,347	2,667	2.91%	326,603	2,827	3.43%	287,718	2,823	3.89%

Total interest-bearing deposits	1,052,412	5,144	1.94%	815,835	4,908	2.39%	708,756	5,048	2.83%
Other borrowings	185,998	1,562	3.34%	119,710	1,055	3.50%	103,999	1,066	4.07%

Total interest-bearing liabilities	1,238,410	6,706	2.15%	935,545	5,963	2.53%	812,755	6,114	2.98%

Noninterest bearing liabilities:
Demand deposits	217,156			149,352			118,288
Other liabilities	8,494			12,721			9,986

Total liabilities	1,464,060			1,097,618			941,029
Stockholders’ equity	155,234			113,513			101,209

Total liabilities and stockholders’ equity	$1,619,294			$1,211,131			$1,042,238

Net interest income		$15,490			$11,595			$11,004

Interest rate spread			3.78%			3.57%			3.95%
Interest expense as a percent of average earning assets			1.79%			2.07%			2.48%
Net interest margin			4.14%			4.03%			4.46%

(1)	Includes Guaranty Bank from acquisition date of 5/1/2004.
(2)	Income and yields are reported on a taxable equivalent basis.

Union Bankshares Corporation

AVERAGE BALANCES (1), INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the nine months ended September 30,
	2004			2003			2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Securities:
Taxable	$160,448	$5,738	4.78%	$172,227	$6,201	4.81%	$167,172	$7,270	5.81%
Tax-exempt (2)	81,626	4,589	7.51%	86,427	5,021	7.77%	92,074	5,281	7.67%

Total securities	242,074	10,328	5.70%	258,654	11,222	5.80%	259,246	12,551	6.47%
Loans, net	1,054,957	47,816	6.05%	768,748	38,873	6.76%	646,877	36,716	7.59%
Loans held for sale	32,815	1,382	5.63%	51,718	1,955	5.05%	22,492	1,070	6.36%
Federal funds sold	10,639	102	1.28%	12,395	73	0.78%	13,460	151	1.50%
Money market investments	100	—	0.00%	2,521	22	1.17%	851	12	1.89%
Interest-bearing deposits in other banks	3,996	18	0.57%	2,168	17	1.11%	1,014	12	1.58%
Other interest-bearing deposits	1,650	21	1.70%	—	—		—	—

Total earning assets	1,346,231	59,666	5.92%	1,096,204	52,162	6.36%	943,940	50,512	7.15%
Allowance for loan losses	(13,460)			(9,940)			(8,091)
Total non-earning assets	119,586			76,699			71,009

Total assets	$1,452,357			$1,162,963			$1,006,858

Liabilities & Stockholders’ Equity:
Interest-bearing deposits:
Checking	$169,338	353	0.28%	$133,564	454	0.45%	$118,940	827	0.93%
Money market savings	148,181	1,006	0.91%	95,791	741	1.03%	83,704	919	1.47%
Regular savings	110,957	521	0.63%	89,131	583	0.87%	76,701	767	1.34%
Certificates of deposit:
$100,000 and over	187,052	4,891	3.49%	160,546	4,680	3.90%	132,582	4,206	4.24%
Under $100,000	348,381	7,965	3.05%	320,011	8,572	3.58%	279,925	8,578	4.10%

Total interest-bearing deposits	963,909	14,736	2.04%	799,043	15,030	2.51%	691,852	15,297	2.96%
Other borrowings	151,904	3,932	3.46%	104,052	3,011	3.87%	99,958	3,124	4.18%

Total interest-bearing liabilities	1,115,813	18,668	2.23%	903,095	18,041	2.67%	791,810	18,421	3.11%

Noninterest bearing liabilities:
Demand deposits	185,277			137,210			111,749
Other liabilities .	8,595			12,019			8,121

Total liabilities	1,309,685			1,052,324			911,680
Stockholders’ equity	142,673			110,639			95,178

Total liabilities and stockholders’ equity	$1,452,358			$1,162,963			$1,006,858

Net interest income		$40,998			$34,121			$32,091

Interest rate spread			3.69%			3.69%			4.04%
Interest expense as a percent of average earning assets			1.85%			2.20%			2.61%
Net interest margin			4.07%			4.16%			4.55%

(1)	Includes Guaranty Bank from acquisition date of 5/1/2004.
(2)	Income and yields are reported on a taxable equivalent basis.

Loan Portfolio

The following table presents the composition of the Company’s loans (net of unearned income) in dollar amounts and as a percentage of the Company’s total gross loans as of the indicated date:

	September 30, 2004	% of Total	December 31, 2003	% of Total	September 30, 2003	% of Total
Mortgage loans on real estate:
Residential 1-4 family	$264,362	21.4%	$211,162	24.0%	$205,669	24.6%
Commercial	346,128	28.1%	239,804	27.3%	236,017	28.2%
Construction	225,910	18.3%	105,417	12.0%	103,022	12.3%
Second mortgages	15,298	1.2%	16,288	1.9%	16,663	2.0%
Equity lines of credit	83,765	6.8%	48,034	5.5%	42,994	5.1%
Multifamily	18,269	1.5%	11,075	1.3%	10,614	1.3%
Agriculture	8,074	0.7%	6,745	0.8%	5,798	0.7%

Total real estate loans	961,806	78.0%	638,525	72.7%	620,777	74.2%

Commercial Loans	135,950	11.0%	112,760	12.8%	89,643	10.7%

Consumer installment loans
Personal	113,284	9.2%	110,285	12.6%	110,831	13.3%
Credit cards	8,048	0.7%	7,004	0.8%	6,209	0.7%

Total consumer installment loans	121,332	9.9%	117,289	13.4%	117,040	14.0%

All other loans and agriculture loans	14,154	1.1%	9,719	1.1%	9,561	1.1%

Gross loans	1,233,242	100.0%	878,293	100.0%	837,021	100.0%
Less unearned income on loans	8		26		37

Loans, net of unearned income	$1,233,234		$878,267		$836,984

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

Management maintains a list of loans which have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. At September 30, 2004, nonperforming assets totaled $11.3 million, including a single credit relationship totaling $10.3 million. These loans are secured by real estate (two assisted living facilities), but based on the information currently available, a reserve of $1.1 million has been allocated for possible losses on these loans. Since the end of the first quarter 2004, the Company has entered into a workout agreement with the borrower. Under the terms of the workout, the Company extended further credit of approximately $1.6 million secured by property with significant equity. The borrower has begun the process to seek local approval to sell subdivided portions of the property resulting in payoff of the recently extended credit and curtailment of the assisted living credit facilities. The

Company anticipates that this workout will result in a reduction of overall exposure to the borrower. This situation has had a significant negative impact on the asset quality ratios that follow since the loans were put on nonaccrual in June 2003.

The allowance for loan losses totaled $16.0 million at September 30, 2004 or 1.30% of total loans, as compared to 1.31% at December 31, 2003 and 1.32% at September 30, 2003.

	September 30, 2004	December 31, 2003	September 30, 2003
	( in thousands)
Nonaccrual loans	$11,282	$9,174	$9,100
Foreclosed properties	14	444	444

Nonperforming assets	$11,296	$9,618	$9,544

Allowance for loan losses	$16,017	$11,519	$11,065
Allowance as % of total loans	1.30%	1.31%	1.32%
Allowance as % of nonperforming assets	142.00%	120.00%	116.00%
Nonperforming assets to loans and foreclosed properties	0.92%	1.09%	1.14%
Net charge-offs (recoveries) annualized to year to date average loans outstanding	(0.10)%	0.00%	0.01%

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

Since December 31, 2003 stockholders’ equity has increased by $42.4 million, principally as a result of the Guaranty Financial Corporation acquisition. This acquisition resulted in the issuance of 1,022,756 shares of Union’s stock and a $31.7 million increase in equity. Additionally, net income of $12.6 million year to date, less $2.5 million in dividends paid impacted the stockholders equity. The decrease in the unrealized gain on the Company’s securities portfolio reduced equity by $388 thousand, while the balance of $957 thousand came primarily from the issuance of stock through the Company’s Dividend Reinvestment Plan and the exercise of options under the Incentive Stock Option Plan.

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

At September 30, 2004, the Company’s ratio of total capital to risk-weighted assets was 11.65% and its ratio of Tier 1 capital to risk-weighted assets was 10.42%. Both ratios exceed the minimum capital requirements. The following summarizes the Company’s regulatory capital and related ratios at September 30, 2004 and September 30, 2003 (dollars in thousands):

	September 30, 2004	September 30, 2003
Tier 1 capital	$135,663	$103,392
Tier 2 capital	16,017	11,065
Total risk-based capital	151,680	114,457
Total risk-weighted assets	1,301,955	951,331

Capital Ratios:
Tier 1 risk-based capital ratio	10.42%	10.87%
Total risk-based capital ratio	11.65%	12.03%
Leverage ratio (Tier 1 capital to average adjusted assets)	8.59%	8.58%
Equity to assets ratio	9.78%	9.49%

The Company’s book value per share at September 30, 2004 was $18.47. Dividends to stockholders are typically paid semi-annually in the first week of May and November. The last dividend of $.35 per share was paid November 1, 2004.

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

At September 30, 2004 cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year were 56.7% of total earning assets. At September 30, 2004 approximately $543 million or 44.1% of total loans are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

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

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, interest rate shocks in 50 to 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on net interest income (fully tax equivalent basis) for the Company using different rate scenarios as of September 30, 2004:

Change in Yield Curve	% Change in Net Interest Income	$ Change in Net Interest Income

		(in thousands)
+200 basis points	7.00%	$4,755
+100 basis points	3.50%	2,386
+50 basis points	1.70%	1,158
Most likely	0.00%	—
-50 basis points	-1.80%	-1,249
-100 basis points	-3.70%	-2,508
-200 basis points	-7.40%	-5,008

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

The following chart reflects the change in net market value over different rate environments as of September 30, 2004:

	Change in Economic Value of Equity
Change in Yield Curve	(percent)	(in thousands)
+200 basis points	0.80%	$2,271
+100 basis points	0.85%	2,400
+50 basis points	0.64%	1,806
Most likely	0.00%	—
-50 basis points	-1.35%	-3,826
-100 basis points	-3.15%	-8,927
-200 basis points	-7.82%	-22,169

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

Item 5b - Disclosure Regarding Nominating Committee Functions and Communications Between Security Holders and Boards of Directors

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6 - Exhibits

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

Union Bankshares Corporation
(Registrant)

November 9, 2004	/s/ G. William Beale
(Date)	G. William Beale,
President, Chief Executive Officer and Director

November 9, 2004	/s/ D. Anthony Peay
(Date)	D. Anthony Peay,
Executive Vice President and Chief Financial Officer