Form 10-K
period 2004-12-31
UNION BANKSHARES CORP
filed 2005-03-11
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $251,418,890.

The number of shares of common stock outstanding as of February 18, 2005 was 8,744,446.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2005 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

UNION BANKSHARES CORPORATION

FORM 10-K

INDEX

PART I

i

PART I

Item 1. - Business

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

The Company was formed in connection with the July 1993 merger of Northern Neck Bankshares Corporation and Union Bancorp, Inc. and their bank subsidiaries Union Bank & Trust Company and Northern Neck State Bank into Union Bankshares Corporation. Although Union Bankshares was founded in 1993, its subsidiary banks are among the oldest in Virginia. Union Bank and Trust and Rappahannock National Bank began business in 1902 and Northern Neck State Bank dates back to 1907. On September 1, 1996, King George State Bank and on July 1, 1998, Rappahannock National Bank became wholly-owned subsidiaries of the Company. On February 22, 1999, the Bank of Williamsburg began business as a newly organized bank. In June 1999, after the retirement of its president, King George State Bank was merged into Union Bank & Trust Company (“Union Bank”) and ceased to be a subsidiary bank. The Company acquired Guaranty Financial Corporation and its wholly owned subsidiary, Guaranty Bank (“Guaranty”) on May 1, 2004 which it operated as a separate subsidiary until September 13, 2004, when the operations of Guaranty were merged with and into the Company’s largest subsidiary, Union Bank and Trust Company.

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

Union Bankshares is one of the largest community banking organizations based in Virginia, providing full service banking to the Central, Rappahannock, Williamsburg and Northern Neck regions of Virginia through 44 locations of its bank subsidiaries, Union Bank & Trust (31 locations in the counties of Albemarle, Caroline, Chesterfield, Fluvanna, Hanover, Henrico, King George, King William, Nelson, Spotsylvania, Stafford, Westmoreland and the Cities of Charlottesville and Fredericksburg), Northern Neck State Bank (9 locations in the counties of Essex, Lancaster, Northumberland, Richmond and Westmoreland), Rappahannock National Bank in Washington, Virginia and Bank of Williamsburg ( 2 locations in Williamsburg and 1 in Newport News). Union Bank & Trust also operates a loan production office in Manassas. The Company provides other financial services through its non-banking affiliates, Union Investment Services, Inc., Mortgage Capital Investors, Inc. and Union Insurance Group, LLC. The Bank of Williamsburg also owns a non-controlling interest in Johnson Mortgage Company, LLC.

Union Investment Services has provided securities, brokerage and investment advisory services since its formation in February 1993. It is a full service investment company handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial planning.

On February 11, 1999, the Company acquired CMK Corporation t/a “Mortgage Capital Investors,” a mortgage loan brokerage company headquartered in Springfield, Virginia, by merger of CMK Corporation into Mortgage Capital Investors, Inc., a wholly owned subsidiary of Union Bank (“MCII”). MCII has nine offices located in Virginia (5) and Maryland (3) and South Carolina (1), and is also licensed to do business in Washington, D.C. MCII provides a variety of mortgage products to customers in those states. The mortgage loans originated by MCII are generally sold in the secondary market through purchase agreements with institutional investors.

On August 31, 2003, the Company formed Union Insurance Group, LLC (“UIG”) an insurance agency in which each of the subsidiary banks owns a proportionate stake based on asset size. This agency operates in a joint venture with Bankers Insurance, LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association. UIG generates revenue through sales of various insurance products, including long term care insurance and business owner policies.

Union Bankshares Corporation had assets of $1.7 billion, deposits of $1.3 billion and stockholders’ equity of $162.8 million at December 31, 2004. The Community Banks range in asset size from $57.3 million to $1.2 billion at December 31, 2004.

SEGMENTS

The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business, each as described above. See Note 18 in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statement and Supplementary Data, of this Form 10-K and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, for certain financial and other information about each of the Company’s operating segments.

ACQUISITION PROGRAM

The Company expands its market area and increases its market share through internal growth, de novo expansion and strategic acquisitions. Strategic acquisitions by the Company to date have included whole bank acquisitions and financial affiliations, as well as branch and deposit acquisitions and purchases of former bank branch facilities. The Company generally considers acquisitions of companies in strong growth markets or with unique products or services that might benefit the entire organization. Targeted acquisitions are priced to be economically feasible with minimal short term drag to achieve positive long term benefits. These acquisitions may be paid for in the form of cash, stock or a combination thereof. The amount and type of consideration and deal charges paid could have a dilutive effect on the Company earnings per share or book value, however cost savings and revenue enhancements are also anticipated to provide long term economic benefit to the Company.

During 2004, Union Bank opened five branches in the greater Richmond market. These branches compliment the existing operations of Union Bank and Trust in the Richmond area and further its expansion in the Richmond market. The Company acquired Guaranty on May 1, 2004 which it operated as a separate subsidiary until September 13, 2004, when the operations of Guaranty were merged with and into the Company’s largest subsidiary, Union Bank and Trust Company.

EMPLOYEES

As of December 31, 2004, the Company had 566 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent.

COMPETITION

The financial services industry remains highly competitive and constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, savings and loans and other independent community banks, as well as credit unions, consumer finance companies, mortgage companies, loan production offices, mutual funds and life insurance companies. Competition has increasingly come from out-of-state banks through their acquisitions of Virginia-based banks. Competition for deposits and loans is affected by various factors including interest rates offered, the number and location of branches and types of products offered, as well as the reputation of the institution. In addition, credit unions have been allowed to increasingly expand their membership definitions and to offer more attractive loan and deposit pricing due to their favorable tax status. The Company’s non-bank financial services affiliates also operate in highly competitive environments.

Union Bankshares Corporation is one of the largest independent bank holding companies headquartered in Virginia. The Company believes its community bank framework and philosophy provide a competitive advantage, particularly with regards to larger national and regional institutions, allowing the Company to compete effectively in the markets it serves. The Company’s Community Banks generally have strong and growing market shares within the markets they serve. Due to the significant presence of out of state banks and the Company’s absence in many Virginia markets, the Company’s deposit market share in Virginia as of June 2004 is only 0.86% of the total banking deposits in Virginia. This is up from 0.74% in June 2003 and shows the impact of the Guaranty acquisition and our penetration in existing and new markets in the state.

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

Virginia has adopted legislation that permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based. The Company has no plans to branch outside of the Commonwealth of Virginia.

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

Capital Requirements

The Federal Reserve Board, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and each of the Subsidiary Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity (including Trust Preferred Securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2004 were 10.41% and 11.63%, respectively, exceeding the minimum requirements.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average adjusted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2004, was 8.60%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

In addition to dividends it receives from the Community Banks, the Company receives management fees from its affiliated companies for various services provided to them including: data processing, item processing, customer accounting, financial accounting, human resources, funds management, credit administration, credit support, sales and marketing, collections, facilities management, call center, legal, compliance and internal audit. These fees are charged to each subsidiary based upon various specific allocation methods measuring the estimated usage of such services by that subsidiary. The fees are eliminated from the financial statements in the consolidation process.

Under federal law, the Community Banks may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, the Company or take securities of the Company as collateral for loans to any borrower. The Community Banks are also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

The Community Banks

The Community Banks are supervised and regularly examined by the Federal Reserve Board and the SCC, and in the case of Rappahannock National Bank, the OCC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt and acquisition of financial institutions and other companies, and affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

The Community Banks are also subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Many of the banks’ competitors, such as credit unions, are not subject to the requirements of CRA.

As institutions with deposits insured by the BIF, the Community Banks also are subject to insurance assessments imposed by the FDIC. There is a base assessment for all institutions. In addition, the FDIC has implemented a risk-based assessment schedule, imposing assessments ranging from zero (with a $2,000 minimum assessment) to 0.27% of an institution’s average assessment base. The actual assessment to be paid by each BIF member is based on the institution’s assessment risk classification, which is determined based on whether the institution is considered “well capitalized,” “adequately capitalized” or “undercapitalized,” as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In 2004, the Company paid only the base assessment rate for “well capitalized” institutions which amounted to $169 thousand in deposit insurance premiums.

Other Safety and Soundness Regulations

The federal banking agencies have broad powers under current federal law to make prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” All such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. The Community Banks each meet the definition of being “well capitalized” as of December 31, 2004.

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

Filings with the SEC

The Company files annual, quarterly and other reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”). These reports are posted and are available at no cost on the Company’s website, www.ubsh.com, through the Investor Relations link, as soon as reasonably practicable after the Company files such documents with the SEC. Union’s filings are also available through the SEC’s website at www.sec.gov.

Item 2. – Properties

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

Unless otherwise indicated, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2004.

Locations
Corporate Headquarters
212 North Main Street	Bowling Green, Virginia

Banking Offices - Union Bank & Trust Company
211 North Main Street	Bowling Green, Virginia
Route 1	Ladysmith, Virginia
Route 301	Port Royal, Virginia
4540 Lafayette Boulevard	Fredericksburg, Virginia
Route 1 and Ashcake Road	Ashland, Virginia
4210 Plank Road	Fredericksburg, Virginia
10415 Courthouse Road	Spotsylvania, Virginia
9665 Sliding Hill Road	Ashland, Virginia
700 Kenmore Avenue	Fredericksburg, Virginia
Route 360	Manquin, Virginia
9534 Chamberlayne Road	Mechanicsville, Virginia
Cambridge and Layhill Road	Fredericksburg, Virginia (leased)
Massaponax Church Road and Route 1	Spotsylvania, Virginia (leased)
Brock Road and Route 3	Spotsylvania, Virginia (leased)
2811 Fall Hill Avenue	Fredericksburg, Virginia
610 Mechanicsville Turnpike	Mechanicsville, Virginia
10045 Kings Highway	King George, Virginia
840 McKinney Blvd.	Colonial Beach, Virginia
5510 Morris Road	Thornburg, Virginia
4690 Pouncey Tract Road	Glen Allen, Virginia (leased)
8300 Bell Creek Road	Mechanicsville, Virginia
1773 Parham Road	Richmond, Virginia
11101 Hull Street	Midlothian, Virginia
13644 Hull Street	Midlothian, Virginia
400 East Main Street	Charlottesville, Virginia (leased)
1700 Seminole Trail	Charlottesville, Virginia (leased)
124 Main Street	Lovingston, Virginia
1924 Arlington Boulevard	Charlottesville, Virginia (leased)
1658 State Farm Boulevard	Charlottesville, Virginia
Route 53	Palmyra, Virginia
3290 Worth Crossing	Charlottesville, Virginia

Loan Production Office – Union Bank & Trust Company
9282 Corporate Circle, Building 7
Ashton Professional Center	Manassas, Virginia (leased)

Banking Offices - Northern Neck State Bank
5839 Richmond Road	Warsaw, Virginia
4256 Richmond Road	Warsaw, Virginia
Route 3, Kings Highway	Montross, Virginia
1649 Tappahannock Blvd	Tappahannock, Virginia
1660 Tappahannock Blvd (Wal-Mart)	Tappahannock, Virginia (leased)
15043 Northumberland Highway	Burgess, Virginia
284 North Main Street	Kilmarnock, Virginia
876 Main Street	Reedville, Virginia
485 Chesapeake Drive	White Stone, Virginia

Banking Office - Rappahannock National Bank
7 Bank Road	Washington, Virginia

Banking Offices – Bank of Williamsburg
5125 John Tyler Highway	Williamsburg, Virginia
603 Pilot House Drive	Newport News, Virginia (leased)
171 Monticello Avenue (opened January 2005)	Williamsburg, Virginia (leased)

Union Investment Services, Inc.
111 Davis Court	Bowling Green, Virginia
9665 Sliding Hill Road	Ashland, Virginia
2811 Fall Hill Avenue	Fredericksburg, Virginia
5125 John Tyler Highway	Williamsburg, Virginia

Mortgage Capital Investors, Inc. (All leased)
5440 Jeff Davis Highway, #103	Fredericksburg, Virginia
3 Hillcrest Drive #A100	Frederick, Maryland
7501 Greenway Center, #140	Greenbelt, Maryland
7901 N. Ocean Boulevard	Myrtle Beach, South Carolina
6330 Newtown Road, #211	Norfolk, Virginia
6571 Edsall Road	Springfield, Virginia
12741 Darby Brooke Court, Suite 102	Woodbridge, Virginia
1658 State Farm Boulevard	Charlottesville, Virginia
11426 Rockville Pike	Rockville, Maryland

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

Item 4. - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Union Bankshares Corporation’s common stock is traded on the NASDAQ National Market under the symbol “UBSH”. The Company’s common stock began trading on the Nasdaq National Market in October 1993.

There were 8,744,176 shares of the Company’s common stock outstanding at the close of business on December 31, 2004, which were held by 2,422 shareholders of record. The closing price of the Company’s stock on December 31, 2004 was $38.43 per share as compared to $30.50 on December 31, 2003.

The following table summarizes the high and low closing sales prices and dividends declared for quarterly periods during the two years ended December 31, 2004.

	Market Values				Dividends Declared
	2004		2003		2004	2003
	High	Low	High	Low
First Quarter	$34.30	$30.90	$28.99	$23.26	$—	$—

Second Quarter	33.09	27.50	28.91	25.05	0.33	0.29

Third Quarter	33.50	27.98	32.64	26.72	—	—

Fourth Quarter	40.07	30.70	34.25	30.13	0.35	0.31

					$0.68	$0.60

Regulatory restrictions on the ability of the Community Banks to transfer funds to the Company at December 31, 2004, are set forth in Note 17 of the Notes to the Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, of this Form 10-K. A discussion of certain limitations on the ability of the Community Banks to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I, Business, of this Form 10-K under the headings “Supervision and Regulation - Limits on Dividends and Other Payments” and “Supervision and Regulation - The Community Banks.”

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

Item 6. - Selected Financial Data

The following table sets forth selected financial data for the Company for the last five years:

	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
RESULTS OF OPERATIONS
Interest income	$80,544	$67,017	$65,205	$65,576	$64,867
Interest expense	25,652	23,905	24,627	32,483	33,530

Net interest income	54,892	43,112	40,578	33,093	31,337
Provision for loan losses	2,154	2,307	2,878	2,126	2,101

Net interest income after provision for loan losses	52,738	40,805	37,700	30,967	29,236
Noninterest income	23,302	22,840	17,538	16,092	12,011
Noninterest expenses	51,221	40,725	35,922	32,447	32,424

Income before income taxes	24,819	22,920	19,316	14,612	8,823
Income tax expense	6,894	6,256	4,811	2,933	1,223

Net income	$17,925	$16,664	$14,505	$11,679	$7,600

KEY PERFORMANCE RATIOS
Return on average assets (ROA)	1.19%	1.42%	1.41%	1.27%	0.88%
Return on average equity (ROE)	12.18%	14.88%	14.91%	13.55%	10.69%
Efficiency ratio	65.51%	61.75%	58.90%	62.13%	71.18%

PER SHARE DATA
Net income per share - basic	$2.13	$2.19	$1.92	$1.55	$1.01
Net income per share - diluted	2.11	2.17	1.90	1.55	1.01
Cash dividends declared	0.68	0.60	0.52	0.46	0.40
Book value at period-end	18.61	15.54	13.92	11.82	10.42

FINANCIAL CONDITION
Total assets	$1,672,210	$1,234,732	$1,115,725	$983,097	$881,961
Total deposits	1,314,317	999,771	897,642	784,084	692,472
Total loans, net of unearned income	1,264,841	878,267	714,764	600,164	580,790
Stockholders’ equity	162,758	118,501	105,492	88,979	78,352

ASSET QUALITY
Allowance for loan losses	$16,384	$11,519	$9,179	$7,336	$7,389
Allowance as % of total loans	1.30%	1.31%	1.28%	1.22%	1.27%

OTHER DATA
Market value per share at period-end	$38.43	$30.50	$27.25	$16.24	$10.25
Price to earnings ratio	18.2	14.1	14.3	10.5	10.1
Price to book value ratio	207%	196%	196%	137%	98%
Equity to assets	9.7%	9.6%	9.5%	9.1%	8.9%
Dividend payout ratio	31.92%	27.40%	27.08%	29.68%	39.60%
Weighted average shares outstanding, basic	8,402,791	7,602,872	7,555,906	7,523,566	7,508,238
Weighted average shares outstanding, diluted	8,482,142	7,675,437	7,623,169	7,541,572	7,513,000
Cash basis EPS fully diluted (1)	$2.19	$2.22	$1.95	$1.59	$1.05
Cash basis return on average tangible assets (1)	1.26%	1.45%	1.46%	1.31%	0.92%
Cash basis return on average tangible equity (1)	15.78%	16.08%	16.43%	14.99%	12.16%

(1)	Refer to Item 7, page 16 for a reconciliation of Non GAAP measures.

Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING POLICIES

General

The accounting and reporting policies of Union Bankshares Corporation and its subsidiaries are in accordance with U. S. generally accepted accounting principles (“GAAP”) and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.

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

The following is a summary of the Company’s critical accounting policies that are highly dependent on estimates, assumptions and judgments.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when occurrence is probable and estimatable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

The Company adopted SFAS No. 114, which has been amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. SFAS No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. SFAS No. 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

Reserves for commercial loans are determined by applying estimated loss factors to the portfolio based on management’s evaluation and “risk grading” of the commercial loan portfolio. Reserves are provided for noncommercial loan categories using estimated loss factors applied to the total outstanding loan balance of each loan category. Specific reserves are determined on a loan-by-loan basis based on management’s evaluation the Company’s exposure for each credit, given the current payment status of the loan and the net market value of any underlying collateral.

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

Goodwill totaled $31.0 million and $864 thousand at December 31, 2004 and 2003, respectively. Based on the testing for goodwill impairment, there were no impairment charges for 2004, 2003 or 2002. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 8 to 15 years. Core deposit intangibles, net of amortization, amounted to $9.7 million and $4.9 million at December 31, 2004 and 2003, respectively. Amortization expense of core deposit intangibles for the years ended December 31, 2004, 2003 and 2002 totaled $1.0 million, $571 thousand and $571 thousand, respectively. The Company adopted SFAS 147, Acquisitions of Certain Financial Institutions, on January 1, 2002 and determined that core deposit intangibles will continue to be amortized over their estimated useful lives.

Mergers and Acquisitions

On May 1, 2004, Union Bankshares completed its acquisition of Guaranty, headquartered in Charlottesville, Virginia. This acquisition was accounted for using the purchase method of accounting. The total consideration paid to Guaranty stockholders in connection with the acquisition was approximately $54.9 million comprised of approximately $23.2 million in cash and 1,023,000 shares of Union’s common stock. Guaranty transactions have been included in Union’s financial results since May 1, 2004. Acquired assets on May 1, 2004 totaled $248 million, including $165 million in loans and $184 million in deposits. As part of the purchase price allocation at May 1, 2004, Union recorded $5.8 million in core deposit intangibles and goodwill of approximately $30.1 million.

The acquisition of Guaranty falls under the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) Under EITF Issue No. 94-3, an entity recognizes a liability for an exit cost on the date that the entity commits itself to an exit plan. “Exit costs” are defined to include those costs recorded by Guaranty prior to the merger date and therefore are not included in Union’s Bankshares results of operations. Guaranty recorded exit costs of $1.3 million relating to severance and costs associated with terminating contracts.

Union’s exit costs, referred to herein as “merger-related” costs, are defined to include those costs for combining operations such as systems conversions, integration planning consultant fees and marketing consultant fees incurred by Union prior to and after the merger date and are included in Union’s results of operations. Union expensed merger-related costs which totaled approximately $343 thousand for year ended December 31, 2004. The costs associated with these activities are included in noninterest expenses.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Corporation has determined that a valuation allowance is not required for deferred tax assets as of December 31, 2004. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Corporation’s financial statements.

OVERVIEW

Net income for the year 2004 was $17.9 million, up 7.6% from $16.7 million for the same period in 2003. Over this same period, earnings per share on a diluted basis decreased from $2.17 to $2.11 largely as a result of new shares issued in the Company’s acquisition of Guaranty. Return on average equity for the year ended December 31, 2004 was 12.18%, while return on average assets for the same period was 1.19%, compared to 14.88% and 1.42% respectively, for the year ended December 31, 2003.

Operating results for the year ended December 31, 2004 reflect the impact on earnings from the Company’s acquisition activity. The Company acquired Guaranty on May 1, 2004 which it operated as a separate subsidiary until September 13, 2004, when the operations of Guaranty were merged with and into the Company’s largest subsidiary, Union Bank and Trust Company. Guaranty-related charges include approximately $439 thousand in amortization of core deposit intangibles for the year. In addition, interest expense for the year included $755 thousand on the Trust Preferred Security Pool used to fund the Guaranty acquisition. Other merger-related expenses, including data and systems conversion, marketing, communications and other integration costs totaled approximately $343 thousand for the year ended December 31, 2004.

In addition, the expansion of the Company’s branch network has impacted results for the year. Five branches were opened in 2004, and one of the Company’s convenience store branches was relocated to a larger traditional banking facility. The costs associated with these branches will typically be greater than the revenue generated in the first 18-24 months. The estimated direct cost, net of revenue generated on these branches in 2004, was approximately $604 thousand, net of applicable income taxes.

Loan demand during the year was strong, increasing by 25.2%, or approximately $221.5 million, excluding loans acquired during the Guaranty acquisition, principally in commercial real estate, construction and commercial business lending. Management believes this is reflective of the growth and the economic strength of the markets the Company serves, though such growth is expected to moderate in response to rising interest rates.

At December 31, 2004 total assets were $1.67 billion, up 35.4%, or $437 million from $1.23 billion at December 31, 2003. The Guaranty acquisition represents $248.1 million (at acquisition) of this growth. Loans at December 31, 2004 increased 44% or $386.6 million from December 31, 2003. The acquisition of Guaranty represents $165.1 million of the growth from December 31, 2003. The remaining growth during the year of $221.5 million, up 25.2% from 2003 year end totals, is attributable largely to increases in commercial and construction real estate loans, as well as commercial business loans. This loan growth occurred principally within the Richmond, Charlottesville, and Fredericksburg markets. Securities decreased to $233.5 million at December 31, 2004 compared to $240.1 million a year earlier. Deposit levels increased $314.5 million, or 31.5%, from December 31, 2003. The acquisition of Guaranty represents $184.5 million (at acquisition) of the growth in deposits from December 31, 2003. The remaining growth in deposits of $130.0 million represents a 13% increase from a year earlier. Since the May 1, 2004 acquisition, loans and deposits attributable to the former Guaranty operations have increased to $198.0 million and $192.8 million, respectively. The Company’s capital position remains strong with an equity-to-assets ratio of 9.73%.

Non GAAP Measures

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Prior to the issuance of SFAS No. 141, the Company accounted for most of its acquisition activity using the pooling method of accounting. The recent acquisition of Guaranty is the Company’s most significant business combination to be accounted for using the purchase method of accounting. At December 31, 2004, core deposit intangibles totaled $9.7 million, up from $4.9 million a year earlier and goodwill totaled $31.0 million, up from $864 thousand at December 31, 2003. Amortization of core deposit intangibles increased during 2004 as a result of the core deposit intangibles recorded in the Guaranty transaction.

In reporting the results of 2004, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Cash basis operating earnings per share was $2.19 per share for the year ended December 31, 2004 as compared to $2.22 per share a year earlier. Cash basis return on average tangible equity for 2004 was 15.78% as compared to 16.08% a year earlier, and cash basis return on average tangible assets was 1.26% as compared to 1.45% for 2003.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, UBSH’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. A reconciliation of these non-GAAP measures from their respective GAAP basis measures can be found in the following table:

	Years ended December 31,
	2004	2003
	(in thousands)
Net income	$17,925	$16,664
Plus amortization of core deposit intangibles, net of tax	657	374

Cash basis operating earnings	18,582	17,038

Average assets	1,504,857	1,177,657
Less average goodwill	(21,039)	(864)
Less average core deposit intangibles	(8,368)	(5,217)

Average tangible assets	1,475,450	1,171,576

Average equity	147,166	112,013
Less average goodwill	(21,039)	(864)
Less average core deposit intangibles	(8,368)	(5,217)

Average tangible equity	$117,759	$105,932

Weighted average shares outstanding	8,482,142	7,675,437

Cash basis EPS fully diluted	$2.19	$2.22
Cash basis return on average tangible assets	1.26%	1.45%
Cash basis return on average tangible equity	15.78%	16.08%

Community Bank Segment

Net income for the community bank segment was $16.5 million, an increase of $2.3 million, or 16.4% over 2003. Earnings from increased loan volumes contributed to a 28.3% increase in income from interest and fees on loans, which was partially offset by a 7.1% decrease in investment income. Deposit interest expense benefited from relatively low interest rates as a $237.6 million increase in average deposit balances resulted in only a 0.8% increase in interest expense on deposits. However, interest expense on borrowings increased 39.5% because of a 51.7% increase in the average balance of borrowings in 2004 compared to 2003, driven primarily from the issuance of trust preferred capital notes related to the acquisition of Guaranty. Net interest income before provision was up 29.5% or $12.2 million. Provision expense decreased $153 thousand largely as a result of recoveries of prior charge-offs and higher overall asset quality. Noninterest income in the community bank segment grew by $1.9 million, or 19.4%, in 2004 with service charges on deposit accounts, the primary component of noninterest income, increasing 22.0%. Noninterest expense in the community bank segment increased $10.6 million, or 35.4%, while average assets grew by 27.8%. Noninterest expenses related to the operation of the seven former Guaranty branches amounted to approximately $4.7 million for the year. In addition, expenses due to branch expansion efforts totaled approximately $893 thousand for the year.

Mortgage Segment

The mortgage segment’s loan originations in 2004 totaled $496.2 million versus $535.5 million in 2003 and the gains on the sales of loans in 2004 totaled $11.8 million, a 10.9% decrease from 2003. Net income for the mortgage banking segment was $1.4 million, a decrease of $1.1 million compared to $2.5 million in 2003. Mortgage loan production for the year was down 7%, but decreasing profit margins in the mortgage sector resulted in a 43% decrease in net income for the year. This margin tightening is due largely to a shift in product mix from fixed rate to adjustable rate products and from government to conventional loans, as well as increasing competitive pressures. The Company is focused on expanding its mortgage presence throughout its markets, particularly Charlottesville and Richmond, and continuing to strengthen operating efficiencies to enhance earnings in this segment.

NET INTEREST INCOME

Net interest income, which represents the principal source of earnings for the Company, is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income, the net interest margin and net income.

Interest rates in 2004 remained relatively low, even as the Federal Reserve began to increase short-term interest rates during the last half of the year. The Company is in an asset-sensitive repricing position. It is anticipated that as interest rates rise, the Company will benefit from an improved net interest margin.

During 2004, loan volumes generated interest income to more than offset the decline in volume and rates in other asset categories. This resulted in an increase in income from earning assets on a taxable equivalent basis of $13.4 million, or 19.2%. At the same time, volume increases in all interest-bearing liabilities were accompanied by rate declines in all categories resulting in an increase in liability interest expense of only $1.7 million, or 7.3%. As a result, net interest income increased $11.6 million, or 25.5%, compared to last year.

During 2004, net interest income, on a taxable equivalent basis (which reflects the tax benefits of nontaxable interest income) totaled $57.3 million, an increase of 25.5% from $45.7 million in 2003. The Company’s net interest margin was 4.11% in 2004, the same as in 2003. The yield on earning assets decreased to 5.96% from 6.27% in 2003 while the cost of interest-bearing liabilities decreased to 2.23% from 2.62% over the same period. Average interest-bearing liabilities increased by $237.5 million, or 26.0% while average earning assets grew by $283.3 million, or 25.5%. In 2004, much of the growth in earning assets and interest-bearing liabilities resulted from the acquisition of Guaranty, however, there was also significant internal growth, especially in the loan volume.

During 2003, net interest income, on a taxable equivalent basis, totaled $45.7 million, an increase of 5.4% from $43.3 million in 2002. The Company’s net interest margin decreased to 4.11% in 2003, as compared to 4.49% in 2002. The yield on earning assets decreased to 6.27% from 7.04% in 2002 while the cost of interest-bearing liabilities decreased to 2.62% in 2003 from 3.05% in 2002. Average interest-bearing liabilities increased by $106.6 million, or 13.2% while average earning assets grew by $144.5 million, or 15.0%.

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated. Nonaccrual loans are included in average loans outstanding.

	AVERAGE BALANCES (1), INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS) YEARS ENDED DECEMBER 31,
	2004			2003			2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(in thousands)
ASSETS:
Securities:
Taxable	$159,709	$7,709	4.83%	$168,022	$8,171	4.86%	$168,787	$9,619	5.70%
Tax-exempt (2)	80,224	6,049	7.54%	85,506	6,594	7.71%	91,814	7,015	7.64%

Total securities	239,933	13,758	5.73%	253,528	14,765	5.82%	260,601	16,634	6.38%
Loans, net	1,104,942	67,114	6.07%	789,934	52,266	6.62%	658,836	49,403	7.50%
Loans held for sale	34,326	1,917	5.58%	45,890	2,351	5.12%	27,606	1,663	6.02%
Federal funds sold	8,090	102	1.26%	16,241	138	0.85%	14,153	206	1.46%
Money market investments	101	1	0.99%	1,913	22	1.15%	2,778	40	1.44%
Interest-bearing deposits in other banks	3,645	29	0.80%	2,137	22	1.03%	1,146	17	1.48%
Other interest-bearing deposits	1,889	33	1.75%	—	—		—	—

Total earning assets	1,392,926	82,954	5.96%	1,109,643	69,564	6.27%	965,120	67,963	7.04%
Allowance for loan losses	(14,167)			(10,279)			(8,370)
Total non-earning assets	126,098			78,293			71,684

Total assets	$1,504,857			$1,177,657			$1,028,434

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$175,659	488	0.28%	$136,621	567	0.42%	$120,878	1,028	0.85%
Money market savings	159,111	1,555	0.98%	97,368	967	0.99%	84,623	1,193	1.41%
Regular savings	112,953	726	0.64%	90,208	746	0.83%	78,497	1,014	1.29%
Certificates of deposit:
$100,000 and over	190,506	6,582	3.46%	163,330	6,277	3.84%	135,429	5,718	4.22%
Under $100,000	352,589	10,678	3.03%	322,111	11,316	3.51%	286,076	11,506	4.02%

Total interest-bearing deposits	990,818	20,029	2.02%	809,638	19,873	2.45%	705,503	20,459	2.90%
Other borrowings	160,213	5,623	3.51%	103,866	4,032	3.88%	101,385	4,168	4.11%

Total interest-bearing liabilities	1,151,031	25,652	2.23%	913,504	23,905	2.62%	806,888	24,627	3.05%
Noninterest bearing liabilities:
Demand deposits	196,520			140,526			115,552
Other liabilities	10,140			11,614			8,734

Total liabilities	1,357,691			1,065,644			931,174
Stockholders’ equity	147,166			112,013			97,260

Total liabilities and stockholders’ equity	$1,504,857			$1,177,657			$1,028,434

Net interest income		$57,302			$45,659			$43,336

Interest rate spread			3.73%			3.65%			3.99%
Interest expense as a percent of average earning assets			1.84%			2.15%			2.55%
Net interest margin			4.11%			4.11%			4.49%

(1)	Includes Guaranty from acquisition date of 5/1/2004.
(2)	Income and yields are reported on a taxable equivalent basis.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates.

VOLUME AND RATE ANALYSIS* (TAXABLE EQUIVALENT BASIS)

(in thousands)

	Years Ended December 31,
	2004 vs. 2003 Increase (Decrease) Due to Changes in:			2003 vs. 2002 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS:
Securities:
Taxable	$(402)	$(60)	$(462)	$(43)	$(1,405)	$(1,448)
Tax-exempt	(401)	(144)	(545)	(485)	64	(421)
Loans, net	19,424	(4,576)	14,848	9,103	(6,240)	2,863
Loans held for sale	(631)	197	(434)	967	(279)	688
Federal funds sold	(86)	50	(36)	26	(94)	(68)
Money market investments	(19)	(2)	(21)	(11)	(7)	(18)
Interest-bearing deposits in other banks	12	(5)	7	12	(7)	5
Other interest-bearing deposits	33	—	33	—	—	—

Total earning assets	17,930	(4,540)	13,390	9,569	(7,968)	1,601

INTEREST-BEARING LIABILITIES:
Checking	137	(216)	(79)	119	(580)	(461)
Money market savings	603	(15)	588	162	(388)	(226)
Regular savings	165	(185)	(20)	135	(403)	(268)
CDs $100,000 and over	978	(673)	305	1,104	(545)	559
CDs < $100,000	1,010	(1,648)	(638)	1,357	(1,547)	(190)

Total interest-bearing deposits	2,893	(2,737)	156	2,877	(3,463)	(586)
Other borrowings	2,009	(418)	1,591	100	(236)	(136)

Total interest-bearing liabilities	4,902	(3,155)	1,747	2,977	(3,699)	(722)

Change in net interest income	$13,028	$(1,385)	$11,643	$6,592	$(4,269)	$2,323

*	The change in interest, due to both rate and volume, has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

INTEREST SENSITIVITY

An important element of earnings performance and the maintenance of sufficient liquidity is proper management of the interest sensitivity gap and liquidity gap. The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities in a specific time interval. This gap can be managed by repricing assets or liabilities, which are variable rate instruments, by replacing an asset or liability at maturity or by adjusting the interest rate during the life of the asset or liability. Matching the amounts of assets and liabilities maturing in the same time interval helps to hedge interest rate risk and to minimize the impact of rising or falling interest rates on net interest income.

The Company determines the overall magnitude of interest sensitivity risk and then formulates policies and practices governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, the state of the national, regional and local economy, and other financial and business risk factors. The Company uses computer simulations to measure the effect of various interest rate scenarios and business strategies on net interest income. This modeling reflects interest rate changes and the related impact on net interest income and net income over specified time horizons.

At December 31, 2004 and 2003, the Company had $56.6 million and $36.2 million, respectively, more liabilities than assets subject to repricing within one year based on static gap modeling and was, therefore, in a liability-sensitive position. An asset-sensitive company generally will be impacted favorably by increasing interest rates while a liability-sensitive company’s net interest margin and net interest income generally will be impacted favorably by declining interest rates.

Although the static gap report shows the Company to be liability-sensitive, computer simulation modeling shows the Company’s net interest income tends to increase when interest rates rise and fall when interest rates decline. The explanation for this is that interest rate changes affect bank products differently. For example, if the prime rate changes by 1.00% (100 basis points or bps), the change on certificates of deposit may only be 0.75% (75 bps), while other interest bearing deposit accounts may only change 0.10% (10 bps). Also, despite their fixed terms, loan products are often refinanced as rates decline, but rarely refinanced as rates rise. Assets and liabilities reprice throughout the year resulting in changes in the earning asset rate, the cost of funds rate, and the net interest margin.

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month ramps versus the implied forward rates in intervals of 50 basis points up to a total of 200 basis points. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled:

Change in Yield Curve	% Change in Net Interest Income	$ Change in Net Interest Income
		(in thousands)

+200 basis points	5.63%	$4,108
+50 basis points	1.40%	1,019
Most likely	0.00%	—
-50 basis points	-1.46%	-1,063
-200 basis points	-5.89%	-4,296

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantanious rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation:

	Change in Economic Value of Equity
Change in Yield Curve	(percent)	(in thousands)
+200 basis points	1.76%	$5,203
+50 basis points	1.08%	3,188
Most likely	0.00%	—
-50 basis points	-1.56%	-4,625
-200 basis points	-9.15%	-27,114

NONINTEREST INCOME

Noninterest income increased by $462 thousand, or 2%, from $22.8 million in 2003 to $23.3 million in 2004. This increase is relatively small due to a $1.4 million decrease in gains on sales of loans, which declined from $13.3 million in 2003 to $11.8 million in 2004. Mortgage loan originations were $496.2 million in 2004, down from $535.5 million in 2003, but there was also margin tightening attributable largely to a shift in product mix from fixed rate to adjustable rate products and increasing competitive pressures. Service charges on deposits rose 22.0% from $5.6 million to $6.8 million largely as a result of a new overdraft privilege service which the Community Banks began offering in June, 2003. Other service charges, commissions and fee income increased from $2.5 million in 2003 to $3.4 million in 2004 as net brokerage commissions were up $278 thousand, debit card income was up $218 thousand, and ATM-related fees were up $306 thousand. In addition, other operating income decreased from $1.2 million in 2003 to $1.1 million in 2004. This decrease was the result of a reduction of $205 thousand in income from the Bank of Williamsburg’s investment in Johnson Mortgage Company, LLC, partially offset by an increase in income from Bank-owned life insurance of $126 thousand.

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

NONINTEREST EXPENSES

Noninterest expenses were up $10.5 million or 25.8% to $51.2 million in 2004, compared to $40.7 million in 2003. Salaries and benefits were $29.1 million in 2004, up $4.0 million or 15.9% compared to $25.1 million in 2003. Compensation expense related to the operation of the seven former Guaranty branches amounted to $1.9 million of the increase, and includes amounts related to positions which have been eliminated with the integration of the former Guaranty operation into Union. The community bank segment’s salaries and benefits, excluding the impact of the Guaranty acquisition, were up $2.4 million from 2003 to 2004. This was the result of a full year of expenses from the addition of one new branch opened in 2003, five new branches opened in 2004, higher cost of group insurance, expanded staffing in the retail locations and merit increases. Occupancy expenses were $3.4 million, up $743 thousand over $2.7 million in 2003. The Guaranty acquisition and the five new branches accounted for $554 thousand of this increase. Equipment expense was $3.4 million versus $2.6 million in 2003, an increase of $835 thousand, of which $493 thousand was related to Guaranty ($349 thousand) and the new branches ($144 thousand). Other operating expense was $15.2 million, up $4.9 million from $10.3 million in 2003. Consulting expenses related to the overdraft privilege service represented $576 thousand of the increase, but will not recur in future years. Director expenses also increased by $231 thousand as the Company enhanced its director compensation structure and responded to the additional requirements of Sarbanes-Oxley. This included implementation of a director certification program and engagement of compensation consultants to review executive compensation. The outsourcing of data processing services in September 2003 also contributed approximately $626 thousand to the increase in other expenses in 2004. The Company’s decision to outsource this function reflects the changing face of technology and the Company’s commitment to maintain the appropriate operating foundation for future growth. Amortization of core deposit intangibles increased $439 thousand due to the Guaranty merger, and there were approximately $343 thousand in merger-related expenses including data and systems conversion, marketing, communications, and other integration costs. Marketing and advertising expense increased by $463 thousand over last year, and other expenses including telephone expense, courier and armored car expense and postage expense were up $497 thousand compared to a year ago.

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

LOAN PORTFOLIO

Loans, net of unearned income, totaled $1.3 billion at December 31, 2004, an increase of $386.5 million, or 44%, over $878.3 million at December 31, 2003. The acquisition of Guaranty includes $165.1 million in loans. Loans secured by real estate continue to represent the Company’s largest category, comprising 78.4% of the total loan portfolio at December 31, 2004. Of this total, 1-4 family residential loans, not including home equity lines, comprised 21.4% of the total loan portfolio at December 31, 2004, down from 25.9% in 2003. Loans secured by commercial real estate comprised 29.2% of the total loan portfolio at December 31, 2004, as compared to 27.3% in 2003, and consist of income producing properties, as well as commercial and industrial loans where real estate constitutes a secondary source of collateral. Real estate construction loans accounted for 17.5% of total loans outstanding at December 31, 2004, up significantly from 12% in 2003. Home equity lines were up in 2004, comprising 7.1% of the total loan portfolio compared to 5.5% in 2003 The Company’s charge-off rate for all loans secured by real estate has historically been low.

LOAN PORTFOLIO

	DECEMBER 31,
	2004	2003	2002	2001	2000
	(in thousands)
Commercial	$135,907	$112,760	$78,289	$70,739	$74,261
Loans to finance agriculture production and other loans to farmers	1,591	818	1,128	4,075	2,793
Real estate:
Real estate construction	221,190	105,417	85,335	57,940	33,560
Real estate mortgage:
Residential (1-4 family)	288,358	227,450	190,427	169,426	177,282
Home equity lines	90,042	48,034	32,320	24,474	20,049
Multi-family	18,287	11,075	3,066	3,418	4,666
Commercial	368,816	239,804	200,125	155,093	139,737
Agriculture	5,530	6,745	4,466	2,497	2,859

Total real estate	992,223	638,525	515,739	412,848	378,153
Loans to individuals:
Consumer	113,841	110,285	102,528	94,620	107,876
Credit card	8,655	7,004	5,350	4,140	4,958

Total loans to individuals	122,496	117,289	107,878	98,760	112,834
All other loans	12,628	8,901	11,836	14,048	13,507

Total loans	1,264,845	878,293	714,870	600,470	581,548
Less unearned income	4	26	106	306	758

Total net loans	$1,264,841	$878,267	$714,764	$600,164	$580,790

Despite growth of $23.2 million in 2004, commercial loans, secured by non-real estate business assets comprised 10.7% of total loans at the end of 2004, a decrease from 12.8% at the end of 2003. The Company’s consumer loan portfolio consists principally of installment loans. Such loans to individuals for household, family and other personal expenditures totaled 9.7% of total loans at December 31, 2004, down from 12.6% in 2003. This continues a trend as increased competition for automobile loans and the internet financing companies continued to impact this portfolio significantly in 2004. Loans to the agricultural industry totaled less than 1.0% of the loan portfolio in each of the last five years.

REMAINING MATURITIES OF SELECTED LOANS

		VARIABLE RATE:			FIXED RATE:
At December 31, 2004 (in thousands)	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total maturities
Commercial	$92,748	3,005	784	3,789	34,409	4,961	39,370	$135,907
Real Estate Construction	$215,017	1,156	—	1,156	1,832	3,185	5,017	$221,190

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

ASSET QUALITY - ALLOWANCE/PROVISION FOR LOAN LOSSES

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

Management maintains a list of loans which have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. As of December 31, 2004, the allowance for loan losses was $16.4 million or 1.30% of total loans as compared to $11.5 million, or 1.31% in 2003. The provision for loan losses was $2.2 million in 2004 and $2.3 million in 2003. This modest decline in the provision expense reflects stronger asset quality and the fact that recoveries exceeded charge-offs due largely to recoveries associated with a large loan charged-off in prior years. The Company has recovered all principal related to the prior year charge-off which will reduce future years’ recoveries to the allowance for loan losses. The Company anticipates collection of as much as $600 thousand in interest income related to this credit in 2005.

ALLOWANCE FOR LOAN LOSSES

	DECEMBER 31,
	2004	2003	2002	2001	2000
			(in thousands)
Balance, beginning of year	$11,519	$9,179	$7,336	$7,389	$6,617
Allowance from acquired bank	2,040	—	—	—	—
Loans charged-off:
Commercial	167	77	310	1,716	777
Real estate	5	1	—	3	48
Consumer	1,002	877	1,271	880	825

Total loans charged-off	1,174	955	1,581	2,599	1,650

Recoveries:
Commercial	1,388	684	245	154	16
Real estate	42	—	33	15	10
Consumer	415	304	268	251	295

Total recoveries	1,845	988	546	420	321

Net charge-offs (recoveries)	(671)	(33)	1,035	2,179	1,329
Provision for loan losses	2,154	2,307	2,878	2,126	2,101

Balance, end of year	$16,384	$11,519	$9,179	$7,336	$7,389

Ratio of allowance for loan losses to total loans outstanding at end of year	1.30%	1.31%	1.28%	1.22%	1.27%

Ratio of net charge-offs to average loans outstanding during year	-0.06%	0.00%	0.16%	0.37%	0.23%

The table below shows an allocation among loan categories based upon analysis of the loan portfolio’s composition, historical loan loss experience, and other factors and the ratio of the related outstanding loan balances to total loans.

(Percent is loans in category divided by total loans.)

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

December 31:	2004		2003		2002		2001		2000
	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
	(in thousands)
Commercial, financial and agriculture	$4,971	10.8%	$4,500	12.9%	$3,249	11.1%	$2,846	12.5%	$3,369	13.3%
Real estate construction	7,998	17.5%	4,176	12.0%	3,492	11.9%	2,205	9.7%	1,467	5.8%
Real estate mortgage	518	61.0%	493	60.7%	426	60.2%	383	59.1%	406	59.3%
Consumer & other	2,897	10.7%	2,350	14.4%	2,012	16.8%	1,902	18.7%	2,147	21.6%

	$16,384	100.0%	$11,519	100.0%	$9,179	100.0%	$7,336	100.0%	$7,389	100.0%

NONPERFORMING ASSETS

Nonperforming assets were $11.2 million at December 31, 2004, up from $9.6 million at December 31, 2003. Nonaccrual loans increased to $11.2 million in 2004 from $9.2 million in 2003 and foreclosed properties were down from $444 thousand in 2003 to $14 thousand in 2004.

NONPERFORMING ASSETS

	DECEMBER 31,
	2004	2003	2002	2001	2000
	(in thousands)
Nonaccrual loans	$11,169	$9,174	$136	$915	$830
Foreclosed properties	14	444	774	639	844
Real estate investment	—	—	—	129	867

Total nonperforming assets	$11,183	$9,618	$910	$1,683	$2,541

Loans past due 90 days and accruing interest	$822	$957	$896	$2,757	$1,531

Nonperforming assets to year-end loans, foreclosed properties and real estate investment	0.88%	1.09%	0.13%	0.28%	0.44%
Allowance for loan losses to nonaccrual loans	146.69%	125.56%	6749.26%	801.75%	890.24%

Most of the nonperforming assets are secured by real estate within the Company’s trade area. Based on the estimated fair values of the related real estate, management considers these amounts to be recoverable, with any individual deficiency considered in the allowance for loan losses. At December 31, 2004, nonperforming assets totaled $11.2 million, including a single credit relationship totaling $10.9 million. These loans are secured by real estate, but based on the information currently available management has allocated $1.2 million in reserves. In 2004, the Company has entered into a workout agreement with the borrower. This agreement has matured, and management anticipates that it will be renewed in the first quarter of 2005. Under the terms of the workout, the Company extended further credit of approximately $2.9 million secured by additional property with significant equity to enhance the Company’s collateral position. The Company anticipates that this workout will result in a reduction of overall exposure to the borrower.

SECURITIES AVAILABLE FOR SALE

At December 31, 2004, the Company had securities available for sale in the amount of $233.5 million, as compared to $240.1 million at December 31, 2003. The Company seeks to diversify its portfolio to minimize risk and to maintain a large amount of securities issued by states and political subdivisions due to the tax benefits such securities provide. It also purchases mortgage-backed securities because of the reinvestment opportunities from the cash flows and the higher yield offered from these securities. The investment portfolio has a high percentage of municipals and mortgage-backed securities, which is the main reason for the high taxable equivalent yield the portfolio attains compared to its peers. The Company does not engage in structured derivative or hedging activities. The following table sets forth a summary of the securities available for sale:

	As of December 31,
	2004	2003	2002
	(in thousands)
Available-for sale securities, at fair value:
U.S. government and agency securities	$8,020	$11,709	$17,455
Obligations of states and political subdivisions	83,338	91,027	101,713
Corporate and other bonds	38,673	57,219	67,625
Mortgage-backed securities	92,923	75,023	80,886
Federal Reserve Bank stock	2,153	688	648
Federal Home Loan Bank stock	7,474	3,678	3,758
Other securities	886	780	670

	$233,467	$240,124	$272,755

The following table summarizes the contractual maturity of securities available for sale and their weighted average yields:

	DECEMBER 31, 2004
	1 YEAR OR LESS	1-5 YEARS	5-10 YEARS	OVER 10 YEARS & EQUITY SECURITIES	TOTAL
	(in thousands)
U.S. government and agency securities:
Amortized cost	$1,002	$1,970	$5,044	$—	$8,016
Fair value	1,004	1,973	5,043	—	8,020
Weighted average yield(1)	3.80%	3.66%	2.76%	—	3.11%
Mortgage backed securities:
Amortized cost	$—	$3,737	$30,920	$57,768	$92,425
Fair value	—	3,773	31,144	58,006	92,923
Weighted average yield(1)	—	4.28%	4.29%	4.65%	4.52%
Municipal bonds:
Amortized cost	$2,312	$18,524	$39,081	$20,134	$80,051
Fair value	2,337	19,002	40,794	21,205	83,338
Weighted average yield(1)	4.98%	5.01%	4.83%	4.96%	4.91%
Other securities:
Amortized cost	$2,379	$6,090	$—	$36,668	$45,137
Fair value	2,411	6,214	—	40,561	49,186
Weighted average yield(1)	6.33%	5.21%	—	8.25%	7.74%
Total securities:
Amortized cost	$5,693	$30,321	$75,045	$114,570	$225,629
Fair value	5,752	30,962	76,981	119,772	233,467
Weighted average yield(1)	5.34%	4.87%	4.47%	5.86%	5.25%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay the obligations at any time.

DEPOSITS

Total deposits grew $314.5 million, or 31.5%, in 2004 with deposits acquired in the Guaranty merger accounting for $184.5 million of that growth at acquisition. The Company also opened five new branches through Union Bank in 2004.

Total deposits increased from $1.0 billion at December 31, 2003 to $1.3 billion at December 31, 2004. Over this same period, average interest-bearing deposits were $990.8 million or 22.4% over the 2003 average of $809.6 million. Average NOW accounts and money market accounts continued to rise with increases of $39.0 million and $61.7 million, respectively. Average certificates of deposits rose $57.7 million with customers moving to longer term investments to improve their returns. In 2004, the average balance of the Company’s lowest-cost funding source, noninterest-bearing demand deposits, increased by a total of $56.0 million over 2003. The Company has no brokered deposits.

AVERAGE DEPOSITS AND RATES PAID

	YEARS ENDED DECEMBER 31,
	2004		2003		2002
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
	(in thousands)

Noninterest-bearing demand deposits	$196,520	—	$141,228	—	$115,552	—
Interest-bearing deposits:
NOW accounts	175,659	0.28%	136,621	0.42%	120,878	0.85%
Money market accounts	159,111	0.98%	97,368	0.99%	84,623	1.41%
Savings accounts	112,953	0.64%	90,208	0.83%	78,497	1.29%
Time deposits of $100,000 and over	190,506	3.46%	163,330	3.84%	135,429	4.22%
Other time deposits	352,589	3.03%	322,111	3.51%	286,076	4.02%

Total interest-bearing	990,818	2.02%	809,638	2.45%	705,503	2.90%

Total average deposits	$1,187,338		$950,866		$821,055

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

	WITHIN 3 MONTHS	3 - 6 MONTHS	6 - 12 MONTHS	OVER 12 MONTHS	TOTAL	PERCENT OF TOTAL DEPOSITS
	(in thousands)
At December 31, 2004	$40,677	$24,707	$27,717	$116,828	$209,929	15.97%

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

The Federal Reserve Board, along with the OCC and the FDIC, has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 11.63% and 11.88% on December 31, 2004 and 2003, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 10.41% and 10.71% at December 31, 2004 and 2003, respectively, allowing the

Company to meet the definition of “well-capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2004 and 2003. The Company’s current strategic plan includes a targeted equity to asset ratio between 8% and 9%. As of December 31, 2004, that ratio was 9.7%.

In connection with the acquisition of Guaranty, the Company issued trust preferred capital notes to fund the cash portion of that acquisition, which approximated $22.5 million. These debt instruments qualify for regulatory treatment as Tier 1 capital and will allow the Company to maintain its categorization as well-capitalized for regulatory purposes.

ANALYSIS OF CAPITAL

	DECEMBER 31,
	2004	2003	2002
	(in thousands)
Tier 1 capital:
Common stock	$17,488	$15,254	$15,159
Surplus	33,716	2,401	1,442
Retained earnings	106,460	94,102	81,997

Total equity	157,664	111,757	98,598
Plus: qualifying trust preferred capital notes	22,500	—	—
Less: core deposit intangibles/goodwill	(40,714)	(5,779)	(6,342)

Total Tier 1 capital	139,450	105,978	92,256

Tier 2 capital:
Allowance for loan losses	16,384	11,519	9,179

Total Tier 2 capital	16,384	11,519	9,179

Total risk-based capital	$155,834	$117,497	$101,435

Risk-weighted assets	$1,339,900	$989,236	$834,560

Capital ratios:
Tier 1 risk-based capital ratio	10.41%	10.71%	11.05%
Total risk-based capital ratio	11.63%	11.88%	12.15%
Tier 1 capital to average adjusted total assets	8.60%	8.72%	8.49%
Equity to total assets	10.77%	9.60%	9.46%

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

The Company evaluates each customer’s creditworthiness on a case-by-case basis. At December 31, 2004 and 2003, the Company had outstanding loan commitments approximating $571.6 million and $318.8 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $28.2 million and $17.1 million at December 31, 2004 and 2003, respectively.

At December 31, 2004, the mortgage company had rate lock commitments to originate mortgage loans amounting to approximately $15.1 million and loans held for sale of $42.7 million. The mortgage company has entered into corresponding mandatory commitments, on a best-efforts basis, to sell loans of approximately $57.8 million. These commitments to sell loans are designed to eliminate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, Federal funds sold, securities available for sale and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity, which is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

At December 31, 2004, cash and cash equivalents and securities classified as available for sale comprised 15.9% of total assets, compared to 22.8% at December 31, 2003. Asset liquidity is also provided by managing loan and securities maturities and cash flows.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The subsidiary banks maintain Federal funds lines with several regional banks totaling approximately $65.4 million at December 31, 2004. At year-end 2004, the banks had outstanding $45.0 million of borrowings pursuant to securities sold under agreements to repurchase transactions with a maturity of one day. The Company also had a line of credit with the Federal Home Loan Bank of Atlanta for $503.8 million at December 31, 2004.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2004.

(in thousands)	Payments due by Period
Contractual Obligations and Commitments	Total	Less than a year	1 -3 years	3-5 years	More than 5 years
Long term debt	$113,467	$671	$100	$52,500	$60,196
Operating leases	4,869	817	1,483	1,269	1,300
Repurchase agreements	45,024	45,024	—	—	—

Total Contractual obligations and commitments	$163,360	$46,512	$1,583	$53,769	$61,496

QUARTERLY RESULTS

The following table presents the Company’s quarterly performance for the years ended December 31, 2004 and 2003:

	2004
	FOURTH	THIRD	SECOND	FIRST	TOTAL
	(in thousands, except per share amounts)
Interest and dividend income	$22,718	$21,582	$19,354	$16,890	$80,544
Interest expense	6,985	6,705	6,188	5,774	25,652

Net interest income	15,733	14,877	13,166	11,116	54,892
Provision for loan losses	520	895	308	431	2,154

Net interest income after provision for loan losses	15,213	13,982	12,858	10,685	52,738
Noninterest income	6,247	6,098	6,274	4,683	23,302
Noninterest expenses	13,964	13,992	12,755	10,510	51,221

Income before income taxes	7,496	6,088	6,377	4,858	24,819
Income tax expense	2,199	1,631	1,816	1,248	6,894

Net income	$5,297	$4,457	$4,561	$3,610	$17,925

Net income per share
Basic	$0.62	$0.51	$0.53	$0.47	$2.13

Diluted	$0.60	$0.51	$0.53	$0.47	$2.11

	2003
	FOURTH	THIRD	SECOND	FIRST	TOTAL
	(in thousands, except per share amounts)
Interest and dividend income	$16,795	$16,945	$16,751	$16,526	$67,017
Interest expense	5,854	5,967	6,020	6,064	23,905

Net interest income	10,941	10,978	10,731	10,462	43,112
Provision for loan losses	372	903	645	387	2,307

Net interest income after provision for loan losses	10,569	10,075	10,086	10,075	40,805
Noninterest income	5,270	6,683	6,211	4,676	22,840
Noninterest expenses	10,222	10,959	10,264	9,280	40,725

Income before income taxes	5,617	5,799	6,033	5,471	22,920
Income tax expense	1,428	1,604	1,697	1,527	6,256

Net income	$4,189	$4,195	$4,336	$3,944	$16,664

Net income per share
Basic	$0.55	$0.55	$0.57	$0.52	$2.19

Diluted	$0.53	$0.55	$0.57	$0.52	$2.17

Item 7A. - Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 18 through 20 of this Form 10-K.

Item 8. – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union Bankshares Corporation

Bowling Green, Virginia

We have audited the accompanying consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Union Bankshares Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Union Bankshares Corporation and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Union Bankshares Corporation and subsidiaries’ internal control over financial reporting based on our audits. We did not audit the financial statements or management’s assessment of internal control over financial reporting of Mortgage Capital Investors, Inc., a consolidated subsidiary which reflects total assets and revenue constituting 3% and 13%, respectively, in 2004, 3% and 17%, respectively, in 2003, 4% and 14%, respectively, in 2002, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mortgage Capital Investors, Inc. and management’s assessment and the effectiveness of Mortgage Capital Investors, Inc. internal control over financial reporting, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union Bankshares Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, based on our audit and the report of other auditors, management’s assessment that Union Bankshares Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, based on our audit and the report of other auditors, Union Bankshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia

February 18, 2005

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(in thousands)

	2004	2003
ASSETS

Cash and cash equivalents:
Cash and due from banks	$29,920	$28,708
Interest-bearing deposits in other banks	523	2,077
Money market investments	130	137
Other interest-bearing deposits	2,598	—
Federal funds sold	73	10,050

Total cash and cash equivalents	33,244	40,972

Securities available for sale, at fair value	233,467	240,124

Loans held for sale	42,668	28,683

Loans, net of unearned income	1,264,841	878,267
Less allowance for loan losses	16,384	11,519

Net loans	1,248,457	866,748

Bank premises and equipment, net	40,945	26,528
Other real estate owned	14	444
Core deposit intangibles, net	9,721	4,925
Goodwill	30,992	864
Other assets	32,702	25,444

Total assets	$1,672,210	$1,234,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$230,055	$146,423
Interest-bearing deposits:
NOW accounts	195,309	149,168
Money market accounts	197,617	104,911
Savings accounts	117,851	93,374
Time deposits of $100,000 and over	209,929	177,458
Other time deposits	363,556	328,437

Total interest-bearing deposits	1,084,262	853,348

Total deposits	1,314,317	999,771

Securities sold under agreements to repurchase	45,024	42,602
Other short-term borrowings	24,514	—
Trust preferred capital notes	23,196	—
Long-term borrowings	90,271	66,208
Other liabilities	12,130	7,650

Total liabilities	1,509,452	1,116,231

Commitments and contingencies
Stockholders’ equity:
Common stock, $2 par value. Authorized 24,000,000 shares; issued and outstanding, 8,744,176 shares in 2004 and 7,627,248 shares in 2003	17,488	15,254
Surplus	33,716	2,401
Retained earnings	106,460	94,102
Accumulated other comprehensive income	5,094	6,744

Total stockholders’ equity	162,758	118,501

Total liabilities and stockholders’ equity	$1,672,210	$1,234,732

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(in thousands, except per share amounts)

	2004	2003	2002
Interest and dividend income :
Interest and fees on loans	$68,738	$54,312	$50,693
Interest on Federal funds sold	102	138	206
Interest on deposits in other banks	29	22	17
Interest on money market investments	1	22	40
Interest on other interest-bearing deposits	33	—	—
Interest and dividends on securities:
Taxable	7,709	8,171	9,619
Nontaxable	3,932	4,352	4,630

Total interest and dividend income	80,544	67,017	65,205

Interest expense:
Interest on deposits	20,029	19,873	20,459
Interest on short-term borrowings	697	325	475
Interest on long-term borrowings	4,926	3,707	3,693

Total interest expense	25,652	23,905	24,627

Net interest income	54,892	43,112	40,578

Provision for loan losses	2,154	2,307	2,878

Net interest income after provision for loan losses	52,738	40,805	37,700

Noninterest income:
Service charges on deposit accounts	6,826	5,597	4,088
Other service charges, commissions and fees	3,431	2,509	2,563
Gains (losses) on securities transactions, net	49	113	(159)
Gains on sales of loans	11,836	13,260	10,089
Gains on sales of other real estate owned and bank premises, net	29	165	157
Other operating income	1,131	1,196	800

Total noninterest income	23,302	22,840	17,538

Noninterest expenses:
Salaries and benefits	29,128	25,137	21,326
Occupancy expenses	3,427	2,684	2,318
Furniture and equipment expenses	3,444	2,609	2,742
Other operating expenses	15,222	10,295	9,536

Total noninterest expenses	51,221	40,725	35,922

Income before income taxes	24,819	22,920	19,316
Income tax expense	6,894	6,256	4,811

Net income	$17,925	$16,664	$14,505

Earnings per share, basic	$2.13	$2.19	$1.92

Earnings per share, diluted	$2.11	$2.17	$1.90

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance - December 31, 2001	$15,052	$446	$71,419	$2,062		$88,979
Comprehensive income:
Net income - 2002			14,505		$14,505	14,505
Unrealized holding gains arising during the period (net of tax, $2,435)					4,727
Reclassification adjustment for losses included in net income (net of tax, $54)					105

Other comprehensive income (net of tax, $2,489)				4,832	4,832	4,832

Total comprehensive income					$19,337

Cash dividends - 2002 ($.52 per share)			(3,927)			(3,927)
Issuance of common stock under Dividend Reinvestment Plan (18,389 shares)	37	387				424
Issuance of common stock under Incentive Stock Option Plan (16,850 shares)	33	274				307
Issuance of common stock for services rendered (1,400 shares)	3	36				39
Issuance of common stock in exchange for net assets in acquisition (17,156 shares)	34	299				333

Balance - December 31, 2002	$15,159	$1,442	$81,997	$6,894		$105,492
Comprehensive income:
Net income - 2003			16,664		$16,664	16,664
Unrealized holding losses arising during the period (net of tax, $39)					(75)
Reclassification adjustment for gains included in net income (net of tax, $38)					(75)

Other comprehensive income (loss) (net of tax, $77)				(150)	(150)	(150)

Total comprehensive income					$16,514

Cash dividends - 2003 ($.60 per share)			(4,559)			(4,559)
Issuance of common stock under Dividend Reinvestment Plan (16,501 shares)	33	426				459
Issuance of common stock under Incentive Stock Option Plan (26,703 shares)	54	395				449
Issuance of common stock for services rendered (8,196 shares)	16	248				264
Stock repurchased under Stock Repurchase Plan and option exchange (3,859 shares)	(8)	(110)				(118)

Balance - December 31, 2003	$15,254	$2,401	$94,102	$6,744		$118,501
Comprehensive income:
Net income - 2004			17,925		$17,925	$17,925
Unrealized holding losses arising during the period (net of tax, $871)					(1,618)
Reclassification adjustment for gains included in net income (net of tax, $17)					(32)

Other comprehensive income (loss) (net of tax, $888)				(1,650)	(1,650)	(1,650)

Total comprehensive income					$16,275

Cash dividends - 2004 ($.68 per share)			(5,567)			(5,567)
Issuance of common stock under Dividend Reinvestment Plan (18,678 shares)	37	529				566
Issuance of common stock under Incentive Stock Option Plan (66,586 shares)	134	860				994
Issuance of common stock for services rendered (8,908 shares)	17	292				309
Issuance of common stock in exchange for net assets in acquisition (1,022,756 shares)	2,046	29,634				31,680

Balance - December 31, 2004	$17,488	$33,716	$106,460	$5,094		$162,758

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDING DECEMBER 31, 2004, 2003 and 2002

( in thousands)

	2004	2003	2002
Operating activities:
Net income	$17,925	$16,664	$14,505
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of bank premises and equipment	2,994	2,041	2,062
Amortization, net	1,679	2,237	1,879
Provision for loan losses	2,154	2,307	2,878
(Gains) losses on securities transactions, net	(49)	(113)	159
Origination of loans held for sale	(496,153)	(535,482)	(384,511)
Proceeds from sales of loans held for sale	482,168	546,570	388,225
Gains on sales of other real estate owned and fixed assets, net	(29)	(165)	(157)
Deferred income tax benefit	(335)	(655)	(304)
Other, net	(594)	(232)	(1,219)

Net cash and cash equivalents provided by operating activities	9,760	33,172	23,517

Investing activities:
Purchases of securities available for sale	(76,574)	(71,065)	(63,043)
Proceeds from sales of securities available for sale	12,354	9,775	6,118
Proceeds from maturities of securities available for sale	87,806	92,455	47,724
Net increase in loans	(218,801)	(163,470)	(116,134)
Cash paid in bank acquisition	(23,235)	—	—
Cash acquired in bank acquisition	16,701	—	—
Purchases of bank premises and equipment	(9,483)	(7,678)	(5,045)
Proceeds from sales of bank premises and equipment	—	15	347
Proceeds from sales of other real estate owned	494	486	459

Net cash and cash equivalents used in investing activities	(210,738)	(139,482)	(129,574)

Financing activities:
Net increase in noninterest-bearing deposits	45,129	12,957	23,259
Net increase in interest-bearing deposits	84,933	89,878	90,299
Net increase (decrease) in short-term borrowings	19,936	(2,175)	3,694
Proceeds from long-term borrowings	37,500	5,000	400
Repayment of long-term borrowings	(13,437)	(1,011)	(912)
Proceeds from trust preferred capital notes	23,196	—	—
Cash dividends paid	(5,567)	(4,559)	(3,927)
Issuance of common stock	1,560	908	731
Stock repurchased under Stock Repurchase Plan and option exchange	—	(118)	—

Net cash and cash equivalents provided by financing activities	193,250	100,880	113,544

Increase (decrease) in cash and cash equivalents	(7,728)	(5,430)	7,487
Cash and cash equivalents at beginning of year	40,972	46,402	38,915

Cash and cash equivalents at end of year	$33,244	$40,972	$46,402

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$25,404	$23,965	$24,895
Income taxes	6,896	7,211	4,833
Supplemental schedule of noncash investing and financing activities:
Loan balances transferred to foreclosed properties	—	—	499
Unrealized gain (loss) on securities available for sale	(2,381)	(227)	7,321
Issuance of common stock in exchange for net assets in acquisition	31,680	—	333
Issuance of common stock for services rendered	309	264	39
Transactions related to the acquisition of subsidiary:
Increase in assets and liabilities
Loans	$165,062
Securities	19,931
Other assets	39,220
Non-interest bearing deposits	38,503
Interest bearing deposits	145,981
Borrowings	7,000
Other liabilities	2,130
Issuance of common stock	31,680

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003, and 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and practices of Union Bankshares Corporation and subsidiaries (the “Company” or “Union”) conform to U. S. generally accepted accounting principles and to general practice within the banking industry. Major policies and practices are described below:

(A) Principles Of Consolidation

The consolidated financial statements include the accounts of Union Bankshares Corporation and its wholly owned subsidiaries. Union Bankshares Corporation is a bank holding company that owns all of the outstanding common stock of its banking subsidiaries, Union Bank and Trust Company, Northern Neck State Bank, Rappahannock National Bank, Bank of Williamsburg and of Union Investment Services. Mortgage Capital Investors is a wholly owned subsidiary of Union Bank and Trust Company. The Bank of Williamsburg has a non-controlling interest in Johnson Mortgage Company, which is accounted for under the equity method of accounting. FASB Interpretation No. 46R requires the Company to no longer consolidate Statutory Trust I, an unconsolidated subsidiary. The subordinated debt owed to the trust is reported as a liability of the Company. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements for prior periods reflect certain reclassifications in order to conform to the current presentation.

(B) Investment Securities

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. The Company has no securities in this category.

Securities classified as available for sale are those debt and equity securities that management intends to hold for an indefinite period of time, including securities used as part of the Company’s asset/liability strategy, and that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Securities available for sale are reported at fair value, with unrealized gains or losses on, net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity.

Securities classified as held for trading are those debt and equity securities that are bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in earnings.

Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

(C) Loans Held For Sale

Loans originated and intended for sale in the secondary market are sold servicing released and carried at the lower of cost or estimated fair value which is determined in the aggregate based on sales commitments to permanent investors or on current market rates for loans of similar quality and type. In addition, the

Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. As a result, loans held for sale are stated at fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

(G) Goodwill and Intangible Assets

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

(H) Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

(I) Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the carrying amount or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

(J) Consolidated Statements of Cash Flows

For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash due from banks, interest-bearing deposits in other banks, money market investments, other interest-bearing deposits, and Federal funds sold.

(K) Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

(L) Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in equity that result from recognized transactions and other economic events of the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income but excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities.

(M) Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of goodwill and intangible assets, foreclosed real estate and deferred tax assets and liabilities.

(N) Advertising Costs

The Company follows a policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2004, 2003 and 2002 were $2.0 million, $1.5 million and $1.4 million, respectively.

(O) Off Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

(P) Rate Lock Commitments

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

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

(Q) Variable Interest Entities

In January 2003, the FASB issued FIN 46 which states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate the entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Due to the significant implementation concerns, the FASB revised Interpretation No. 46 (“FIN 46R”) in December 2003. Management has evaluated the Company’s investment in variable interest entities and potential variable interest entities or transactions, particularly in trust preferred securities structures because these entities constitute the Company’s primary exposure.

Currently, other than the impact described above from the deconsolidation of the trust preferred capital notes, the adoption of FIN 46 and FIN 46R has not had a material impact on the financial condition or the operating results of the Company.

(R) Asset Prepayment Rates

The Company purchases amortizing loan pools and investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from the borrowers’ election to refinance the underlying mortgage based on market and other conditions. The purchase premiums and discounts associated with these assets are amortized or accreted to interest income over the estimated life of the related assets. The estimated life is calculated by projecting future prepayments and the resulting principal cash flows until maturity. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums and discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

(S) Stock Compensation Plan

The Company accounts for the Incentive Stock Option Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the Plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Years Ended December 31,
(in thousands except per share data)	2004	2003	2002
Net income, as reported	$17,925	$16,664	$14,505
Total stock-based compensation expense determined under fair value based method for all awards	(378)	(338)	(201)

Pro forma net income	$17,547	$16,326	$14,304

Earning per share:
Basic - as reported	$2.13	$2.19	$1.92

Basic - pro forma	$2.09	$2.15	$1.90

Diluted - as reported	$2.11	$2.17	$1.90

Diluted - pro forma	$2.07	$2.13	$1.88

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	2.39%	2.43%	2.51%
Expected life	10 years	10 years	10 years
Expected volatility	34.54%	35.54%	36.91%
Risk-free interest rate	4.23%	4.03%	5.13%

(T) Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated the Company’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development and trust preferred securities structures because these entities or transactions constitute the Company’s primary FIN 46 and FIN 46R exposure. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy “problem” loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Company. The Company intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant effect on the Company’s consolidated financial position or consolidated results of operations.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, this guidance did not have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”) was issued and is effective March 31, 2004. EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board (“FASB”) decided to delay the effective date for the measurement and recognition guidance contained in EITF 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in EITF 03-1 was not delayed and it is provided in Footnote 3 of the consolidated financial statements in Item 8 of this Form 10-K.

EITF No. 03-16, Accounting for Investments in Limited Liability Companies (“EITF 03-16”) was ratified by the Board and is effective for reporting periods beginning after June 15, 2004. APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, (“Opinion 18”) prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, Investments in Partnerships Ventures, of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, Accounting for Limited Partnership Investments, the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting. This guidance did not have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The Company currently measures compensation costs related to stock-based payments under APB Opinion No. 25 as allowed under SFAS No. 123, and provides disclosure in the notes to the consolidated financial statements as required by SFAS No. 123. Management is currently in the process of evaluating the extent of the impact.

U. Business Combination

On May 1, 2004, Union Bankshares completed its acquisition of Guaranty headquartered in Charlottesville, Virginia. This acquisition was accounted for using the purchase method of accounting. The total consideration paid to Guaranty stockholders in connection with the acquisition was approximately $54.9 million with approximately $23.2 million in cash and 1,023,000 shares of Union’s common stock. The Company operated Guaranty as a separate subsidiary until September 13, 2004, when the operations of Guaranty were merged with and into the Company’s largest subsidiary, Union Bank and Trust Company. Guaranty transactions have been included in Union’s financial results since May 1, 2004. Acquired assets on May 1, 2004 totaled $248 million, including $165 million in loans and $184 million in deposits. As part of the purchase price allocation at May 1, 2004, Union recorded $5.8 million in core deposit intangibles, and goodwill totaled approximately $30.1 million. The core deposit intangible assets are being amortized over 12.9 years.

The acquisition of Guaranty falls under the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) Under EITF Issue No. 94-3, an entity recognizes a liability for an exit cost on the date that the entity commits itself to an exit plan. “Exit costs” are defined to include those costs recorded by Guaranty prior to the merger date and therefore are not included in Union’s Bankshares results of operations. Guaranty recorded exit costs of $1.3 million relating to severance and costs associated with terminating contracts.

Union’s exit costs, referred to herein as “merger-related” costs, are defined to include those costs for combining operations such as systems conversions, integration planning consultant fees and marketing consultant fees incurred by Union prior to and after the merger date and are included in Union’s results of operations. Union expensed merger-related costs which totaled approximately $343 thousand for year ended December 31, 2004. The costs associated with these activities are included in noninterest expenses.

2. SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
U.S. government and agency securities	$8,016	$14	$(10)	$8,020
Obligations of states and political subdivisions	80,051	3,333	(46)	83,338
Corporate and other bonds	34,759	3,914	—	38,673
Mortgage-backed securities	92,425	779	(281)	92,923
Federal Reserve Bank stock - restricted	2,153	—	—	2,153
Federal Home Loan Bank stock - restricted	7,474	—	—	7,474
Other securities	751	135	—	886

	$225,629	$8,175	$(337)	$233,467

	2003
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
U.S. government and agency securities	$11,709	$52	$(52)	$11,709
Obligations of states and political subdivisions	86,745	4,344	(62)	91,027
Corporate and other bonds	52,404	4,815	—	57,219
Mortgage-backed securities	74,093	1,107	(177)	75,023
Federal Reserve Bank stock - restricted	688	—	—	688
Federal Home Loan Bank stock - restricted	3,678	—	—	3,678
Other securities	588	196	(4)	780

	$229,905	$10,514	$(295)	$240,124

The amortized cost and estimated fair value (in thousands) of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,693	$5,752
Due after one year through five years	30,321	30,962
Due after five years through ten years	75,045	76,981
Due after ten years	104,192	109,259

	215,251	222,954
Federal Reserve Bank stock - restricted	2,153	2,153
Federal Home Loan Bank stock - restricted	7,474	7,474
Other securities	751	886

	$225,629	$233,467

Securities with an amortized cost of approximately $89.3 million and $59.1 million at December 31, 2004 and 2003 were pledged to secure public deposits, repurchase agreements and for other purposes.

Sales of securities available for sale produced the following results for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Proceeds	$12,354	$9,775	$6,118

Gross realized gains	$124	$160	$2
Gross realized (losses)	(75)	(47)	(161)

Net realized gains (losses)	$49	$113	$(159)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in an unrealized loss situation is the credit quality of the business behind the instrument. In 2002, the Company sold a loss position instrument because the overall credit quality had deteriorated and was not expected to improve. The sale limited the potential loss. The primary cause of temporary impairments is the decline in the prices of the bonds as rates have risen. There are approximately 31 securities totaling $38.3 million in the consolidated portfolio of the four banks that are considered temporarily impaired at December 31, 2004. The temporary impairment is caused by higher interest rates since the purchase of the securities and will reverse if interest rates decline in the future; conversely, it will get worse if interest rates increase. The following tables present information regarding temporarily impaired securities as of December 31, 2004 and 2003:

As of December 31, 2004	Less than 12 months		More than 12 months		Total
(in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
U.S. government and agency securities	$2,519	$(10)	$—	$—	$2,519	$(10)
Obligations of states and political subdivisions	1,532	(23)	1,264	(23)	2,796	(46)
Mortgage-backed securities	31,112	(220)	1,871	(61)	32,983	(281)

	$35,163	$(253)	$3,135	$(84)	$38,298	$(337)

As of December 31, 2003	Less than 12 months		More than 12 months		Total
(in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
U.S. government and agency securities	$7,108	$(52)	$—	$—	$7,108	$(52)
Obligations of states and political subdivisions	2,166	(61)	243	(1)	2,409	(62)
Mortgage-backed securities	12,626	(177)	—	—	12,626	(177)
Other securities	56	(4)	—	—	56	(4)

	$21,956	$(294)	$243	$(1)	$22,199	$(295)

3. LOANS

Loans are stated at their face amount, net of unearned income, and consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Mortgage loans on real estate:
Residential 1-4 family	$270,341	$211,162
Commercial	368,816	239,804
Construction	221,190	105,417
Second mortgages	18,017	16,288
Equity lines of credit	90,042	48,034
Multifamily	18,287	11,075
Agriculture	5,530	6,745

Total real estate loans	992,223	638,525

Commercial Loans	135,907	112,760

Consumer installment loans
Personal	113,841	110,285
Credit cards	8,655	7,004

Total consumer installment loans	122,496	117,289

All other loans and agriculture loans	14,219	9,719

Gross loans	1,264,845	878,293

Less unearned income on loans	4	26

Loans, net of unearned income	$1,264,841	$878,267

At December 31, 2004 and 2003, the recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114), totaled $11.3 million and $9.2 million, respectively. The valuation allowance related to impaired loans on December 31, 2004 and 2003 is $1.2 million and $1.5 million, respectively. For the years ended December 31, 2004, 2003 and 2002, the average investment in impaired loans was $ 10.7 million, $10 million and $742 thousand, respectively. Had these loans performed in accordance with their original terms, interest income of approximately $784 thousand and $328 thousand would have been recorded in 2004 and 2003, respectively. There was no interest income recorded on impaired loans in 2004 and 2003. There were no nonaccrual loans excluded from impaired loan disclosure at December 31, 2004 and 2003. Loans past due 90 days or more and accruing interest totaled $822 thousand and $957 thousand at December 31, 2004 and 2003, respectively.

4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 is summarized below (in thousands):

	2004	2003	2002
Balance, beginning of year	$11,519	$9,179	$7,336
Allowance from acquired bank	2,040	—	—
Provision charged to operations	2,154	2,307	2,878
Recoveries credited to allowance	1,845	988	546

Total	17,558	12,474	10,760
Loans charged off	1,174	955	1,581

Balance, end of year	$16,384	$11,519	$9,179

5. BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Land	$11,157	$4,623
Land improvements and buildings	27,422	18,794
Leasehold improvements	1,088	712
Furniture and equipment	18,634	15,701
Construction in progress	2,571	3,931

	60,872	43,761
Less accumulated depreciation and amortization	19,927	17,233

Bank premises and equipment, net	$40,945	$26,528

Depreciation expense for 2004, 2003 and 2002 was $3.0 million, $2.0 million, and $2.1 million, respectively. Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2004 are as follows (in thousands):

2005	$817
2006	808
2007	675
2008	645
2009	624
Thereafter	1,300

$4,869

The leases contain options to extend for periods of 5 to 12 years. Rental expense for years ended December 31, 2004, 2003 and 2002 totaled $1.3 million, $1.2 million, and $1.1 million, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2004, 2003 or 2002. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 8 to 15 years. As part of the purchase price allocation for the acquisition of Guaranty, Union recorded approximately $5.8 million in core deposit intangible assets and $30.1 million in goodwill. The core deposit intangible assets recorded in the Guaranty acquisition are being amortized over an average of 8.74 years. Information concerning goodwill and intangible assets is presented in the following table:

	December 31, 2004			December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$13,623	$3,902	$9,721	$7,817	$2,892	$4,925
Unamortizable goodwill	31,334	342	30,992	1,206	342	864

Amortization expense of core deposit intangibles for the years ended December 31, 2004, 2003 and 2002 totaled $1.0 million, $571 thousand and $571 thousand, respectively. Estimated amortization expense of core deposit intangibles for the years ended December 31 follows (in thousands):

2005	$1,218
2006	1,218
2007	1,218
2008	1,208
2009	1,195
Thereafter	3,664

$9,721

7. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $209.9 million and $177.5 million, respectively. At December 31, 2004, the scheduled maturities of time deposits are as follows (in thousands):

2005	$261,801
2006	82,725
2007	97,103
2008	79,025
2009	52,041
Thereafter	790

$573,485

8. OTHER BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions, and advances from the Federal Home Loan Bank of Atlanta, which are secured by mortgage-related assets. The carrying value of the loans pledged as collateral for FHLB advances total $548.8 million at December 31, 2004. Short-term borrowings consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Securities sold under agreements to repurchase	$45,024	$42,602
Federal funds purchased	12,014	—
Other short-term borrowings	12,500	—

Total	$69,538	$42,602

Weighted interest rate	1.85%	0.67%

Average for the year ended December 31:
Outstanding balance	$64,649	$39,999
Interest rate	1.08%	0.81%

Maximum month-end outstanding balance	$93,082	$53,236

The contractual maturities of long-term debt are at December 31, 2004 as follows (in thousands):

	Fixed Rate	Floating Rate	Total
Due in 2005	$100	$571	$671
Due in 2006	100	—	100
Due in 2007	—	—	—
Due in 2008	5,000	—	5,000
Due in 2009	47,500	—	47,500
Thereafter	37,000	23,196	60,196

Total long term debt	$89,700	$23,767	$113,467

At December 31, 2004, the Company’s fixed-rate long-term debt totals $89.7 million and matures through 2013. The interest rate on the fixed-rate notes payable ranges from 2.36% to 6.32%. At December 31, 2003, the Company had fixed-rate long-term debt totaling $64.9 million, maturing through 2013. The interest rate on the notes payable ranged from 2.36% to 6.61% at December 31, 2003.

During the first quarter of 2004, Union Bankshares Corporation Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities in connection with the Company’s acquisition of Guaranty. On March 18, 2004, $22.5 million of Trust Preferred Capital Notes were issued through a pooled underwriting totaling approximately $858.8 million. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.75%) which adjusts, and is payable, quarterly. The interest rate at December 31, 2004 was 5.25%. The securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $23.2 million of the Union

Bankshares Corporation’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities. The obligations of the Corporation with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations with respect to the Capital Securities. Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities and require a deferral of common dividends.

The Company determined that certain trusts created to issue trust preferred capital notes required deconsolidation due to the provisions of FIN 46R. The deconsolidation required the Company to remove $22.5 million in trust preferred capital notes from its consolidated financial statements and to record junior subordinated debentures payable to these trusts of $23.2 million and record the Company’s investment in the trusts of $696 thousand in other assets. The trust preferred capital notes had been counted as Tier 1 capital for regulatory purposes as minority interests in consolidated subsidiaries. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred capital notes in Tier 1 capital for regulatory capital purposes until further notice, even though the trusts that issued the trust preferred capital notes were not consolidated with their parent bank holding companies under FIN 46. On May 6, 2004, the Federal Reserve proposed changes to its capital adequacy rules that would continue to include limited amounts of qualified trust preferred capital notes as Tier 1 capital, notwithstanding the change in GAAP resulting from FIN 46 and FIN 46R.

At December 31, 2004, the Company’s other floating-rate long-term debt totals $571 thousand and matures in 2005. The floating rates are based on the 30 day LIBOR plus 95 basis points. The interest rate on floating-rate long-term debt ranged from 2.04% to 3.26% during 2004. At December 31, 2003, the Company had floating-rate long-term debt totaling $1.3 million.

The subsidiary banks maintain Federal funds lines with several regional banks totaling approximately $65.4 million at December 31, 2004. The Company also had a line of credit with the Federal Home Loan Bank of Atlanta for approximately $503.8 million at December 31, 2004.

9. INCOME TAXES

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Deferred tax assets:
Allowance for loan losses	$5,734	$4,032
Benefit plans	549	470
Nonaccrual loans	389	93
Conversion expenses	229	—
Other	277	212

Total deferred tax assets	7,178	4,807

Deferred tax liabilities:
Depreciation	2,760	1,163
Purchase accounting intangibles	1,977	—
Other	310	275
Securities available for sale	2,743	3,474

Total deferred tax liabilities	7,790	4,912

Net deferred tax liability	$(612)	$(105)

In assessing the realizability of deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies. Management believes it is more likely than not the Company will realize its deferred tax assets and, accordingly, no valuation allowance has been established.

The provision for income taxes charged to operations for the years ended December 31, 2004, 2003 and 2002 consists of the following (in thousands):

	2004	2003	2002
Current tax expense	$7,229	$6,911	$5,115
Deferred tax expense (benefit)	(335)	(655)	(304)

Income tax expense	$6,894	$6,256	$4,811

The income tax expense differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2004, 2003 and 2002, due to the following (in thousands):

	2004	2003	2002
Computed “expected” tax expense	$8,687	$8,022	$6,606
(Decrease) in taxes resulting from:
Tax-exempt interest income	(1,483)	(1,555)	(1,634)
Other, net	(310)	(211)	(161)

Income tax expense	$6,894	$6,256	$4,811

The effective tax rates were 27.8%, 27.3% and 24.9% for years 2004, 2003 and 2002, respectively. Low income housing credits totaled $84 thousand, $42 thousand, and $42 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

10. EMPLOYEE BENEFITS

The Company has a 401(k) plan that allows employees to make pre-tax contributions for retirement. The 401(k) plan provides for matching contributions by the Company for employee contributions up to 3% of each employee’s compensation. The Company also has an Employee Stock Ownership Plan (“ESOP”). The Company makes discretionary profit sharing contributions into the 401 (k) Plan, ESOP and in cash. Company discretionary contributions to both the 401 (k) Plan and the ESOP are allocated to participant accounts in proportion to each participant’s compensation and vested over a six year time interval. Employee contributions to the ESOP are not allowed and the 401 (k) does not provide for investment in the Company’s stock. Company discretionary profit sharing payments made in 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
401(k) Plan	$1,184	$843	$1,104
ESOP	379	618	—
Cash	329	276	253

	$1,892	$1,737	$1,357

The Company has an obligation to certain members of the subsidiary banks’ Boards of Directors under deferred compensation plans in the amount of $1.8 million and $1.5 million at December 31, 2004 and 2003, respectively. The expense related to the deferred compensation plans was $158 thousand, $132 thousand and $118 thousand for the years ended December 31, 2004, 2003 and 2002, respectively. These benefits will be fully funded by life insurance.

In December 2001, the Company’s Board of Directors approved an incentive compensation plan as a means of attracting, rewarding and retaining management. The plan is based on both corporate and individual objectives established annually for each participant. The corporate goals are based on cash return on equity and earnings per share growth relative to peer banks, while the individual goals are based on specific performance evaluation objectives. Each participant is evaluated within these two categories to determine eligibility and rate of payment based on performance. Salaries and benefits expense includes $392 thousand, $315 thousand, and $502 thousand for the years ended December 31, 2004, 2003 and 2002, respectively, for incentive compensation under this plan.

The Company had a stock option plan adopted in 1993 that authorized the reservation of up to 400,000 shares of common stock and provided for the granting of incentive options to certain employees. This plan terminated in 2003 in accordance with plan provisions. A new plan was adopted in 2003 which makes available up to 350,000 shares of common stock for granting restricted stock awards and stock options in the form of incentive stock options and non-statutory stock options to certain employees. Under the plans, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the plans may be subject to a graded vesting schedule.

A summary of changes in outstanding stock options for the years 2004, 2003 and 2002 follows:

	Years ended December 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, January 1	222,139	$19.84	194,415	$16.47	156,515	$16.20
Granted	54,800	33.82	66,350	27.77	55,350	16.00
Assumed from acquisition	25,260	11.87	—	—	—	—
Forfeited	(8,884)	24.56	(11,923)	21.17	(600)	20.13
Exercised	(66,586)	14.90	(26,703)	14.38	(16,850)	12.91

Options outstanding, December 31	226,729	$23.61	222,139	$19.84	194,415	$16.47

Weighted average fair value per option of options granted during year		$12.46		$10.29		$6.37

A summary of options outstanding at December 31, 2004 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	3,300	2.1 yrs	$12.50	3,300	2.1 yrs	$12.50
12.81	11,050	6.1	12.81	5,810	6.1	12.81
13.00	12,109	5.1	13.00	9,130	5.1	13.00
16.00	42,690	6.9	16.00	17,550	6.7	16.00
20.13	48,940	3.1	20.13	48,940	3.1	20.13
27.87	55,440	8.1	27.87	10,800	8.1	27.87
30.50	2,500	9	30.50	—	—	—
33.98	50,700	9.1	33.98	—	—	—

$12.50 - 33.98	226,729	6.7	$23.61	95,530	4.6	$18.86

11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At December 31, 2004 and 2003, the Company had outstanding loan commitments approximating $571.6 million and $318.8 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $28.2 million and $17.1 million at December 31, 2004 and 2003, respectively.

At December 31, 2004, the mortgage company had rate lock commitments to originate mortgage loans amounting to approximately $15.1 million and loans held for sale of $42.7 million. The mortgage company has entered into corresponding mandatory commitments, on a best-efforts basis, to sell loans servicing released totaling approximately $57.8 million. These commitments to sell loans are designed to eliminate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

12. RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its directors, principal officers and affiliated companies in which they are principal stockholders. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties totaled $23.3 million and $20.7 million as of December 31, 2004 and 2003, respectively. During 2004 new advances to such related parties amounted to $29.5 million and repayments amounted to $26.9 million.

13. EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for December 31, 2004, 2003, and 2002 (in thousands, except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2004
Basic EPS	$17,925	8,403	$2.13
Effect of dilutive stock options	—	79	(0.02)

Diluted EPS	$17,925	8,482	$2.11

For the Year Ended December 31, 2003
Basic EPS	$16,664	7,603	$2.19
Effect of dilutive stock options	—	72	(0.02)

Diluted EPS	$16,664	7,675	$2.17

For the Year Ended December 31, 2002
Basic EPS	$14,505	7,556	$1.92
Effect of dilutive stock options	—	67	(0.02)

Diluted EPS	$14,505	7,623	$1.90

Stock options representing approximately 35,000 and 33,000 average shares were not included in the calculation of earnings per share as their effect would have been antidilutive in 2004 and 2003, respectively. There were no antidilutive shares in 2002.

14. COMMITMENTS AND LIABILITIES

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

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2004 and 2003, the aggregate amount of daily average required reserves was approximately $1.4 million and $868 thousand respectively.

The Company has approximately $1.3 million in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2004.

15. REGULATORY MATTERS

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), the Company and Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios of Total and Tier I capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 2004, that the Company and Banks meet all capital adequacy requirements to which they are subject.

The Company’s and principal banking subsidiaries’ actual capital amounts and ratios are also presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Required in Order to Be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2004
Total capital to risk weighted assets
Consolidated	$155,834	11.63%	$107,194	8.00%	NA	NA
Union Bank & Trust	109,023	10.69%	81,589	8.00%	$101,986	10.00%
Northern Neck State Bank	25,213	12.11%	16,656	8.00%	20,820	10.00%
Tier 1 capital to risk weighted assets
Consolidated	139,449	10.41%	53,583	4.00%	NA	NA
Union Bank & Trust	96,271	9.44%	40,793	4.00%	61,189	6.00%
Northern Neck State Bank	23,149	11.12%	8,327	4.00%	12,490	6.00%
Tier 1 capital to average adjusted assets
Consolidated	139,450	8.60%	64,860	4.00%	NA	NA
Union Bank & Trust	96,271	8.07%	47,718	4.00%	59,647	5.00%
Northern Neck State Bank	23,149	7.69%	12,041	4.00%	15,051	5.00%

As of December 31, 2003
Total capital to risk weighted assets
Consolidated	$117,497	11.88%	$79,123	8.00%	NA	NA
Union Bank & Trust	73,868	10.52%	56,173	8.00%	$70,217	10.00%
Northern Neck State Bank	24,441	12.50%	15,642	8.00%	19,553	10.00%
Tier 1 capital to risk weighted assets
Consolidated	105,978	10.71%	39,581	4.00%	NA	NA
Union Bank & Trust	65,265	9.29%	28,101	4.00%	42,152	6.00%
Northern Neck State Bank	22,507	11.51%	7,822	4.00%	11,733	6.00%
Tier 1 capital to average adjusted assets
Consolidated	105,978	8.72%	48,614	4.00%	NA	NA
Union Bank & Trust	65,265	7.89%	33,087	4.00%	41,359	5.00%
Northern Neck State Bank	22,507	7.82%	11,513	4.00%	14,391	5.00%

16. FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

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

INVESTMENT SECURITIES AVAILABLE FOR SALE

For investment securities available for sale, fair value is determined by quoted market price. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2004 and 2003, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2004 and 2003 are as follows (in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$33,244	$33,244	$40,972	$40,972
Securities available for sale	233,467	233,467	240,124	240,124
Loans held for sale	42,668	42,668	28,683	28,683
Net loans	1,248,457	1,280,186	866,748	898,933
Accrued interest receivable	8,048	8,048	6,473	6,473

Financial liabilities:
Deposits	1,314,317	1,312,423	999,771	1,009,220
Borrowings	183,005	187,784	108,810	115,240
Accrued interest payable	1,617	1,617	1,466	1,466

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

17. PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by Union Bankshares Corporation (the “Parent Company”) is dividends received from its subsidiary banks. The payment of such dividends by the subsidiary banks and the ability of the banks to loan or advance funds to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2004, the aggregate amount of unrestricted funds, which could be transferred from the Company’s subsidiaries to the Parent Company, without prior regulatory approval, totaled approximately $30.1 million or 18.5% of the consolidated net assets.

Financial information for the Parent Company follows:

UNION BANKSHARES CORPORATION (“PARENT COMPANY ONLY”)

BALANCE SHEETS

DECEMBER 31, 2004 and 2003

(in thousands)	2004	2003
Assets:
Cash	$4,050	$5,334
Securities available for sale	580	687
Premises and equipment, net	2,909	3,160
Other assets	2,511	1,323
Investment in subsidiaries	177,150	109,888

Total assets	$187,200	$120,392

Liabilities and Stockholders’ Equity:
Long-term debt	$571	$1,333
Trust preferred capital notes	23,196	—
Other liabilities	675	558

Total liabilities	24,442	1,891

Common stock	17,488	15,254
Surplus	33,716	2,401
Retained earnings	106,460	94,102
Accumulated other comprehensive income	5,094	6,744

Total stockholders’ equity	162,758	118,501

Total liabilities and stockholders’ equity	$187,200	$120,392

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(in thousands)	2004	2003	2002
Income:
Interest and dividend income	$22	$3	$5
Dividends received from subsidiaries	7,119	8,591	6,259
Management fee received from subsidiaries	9,333	8,135	6,996
Equity in undistributed net income of subsidiaries	11,899	8,509	8,966
Gain on sale of AFS securities	94	—	—
Other income	—	1	13

Total income	28,467	25,239	22,239

Expenses:
Interest expense	779	40	72
Salaries and benefits	6,474	5,688	5,209
Other operating expenses	3,289	2,847	2,453

Total expenses	10,542	8,575	7,734

Net income	$17,925	$16,664	$14,505

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(in thousands)	2004	2003	2002
Operating activities:
Net income	$17,925	$16,664	$14,505
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(11,899)	(8,509)	(8,966)
(Increase) decrease in other assets	(137)	(604)	484
Other, net	117	595	(105)

Net cash and cash equivalents provided by operating activities	6,006	8,146	5,918

Investing activities:
Purchases of securities available for sale	(23,031)	(395)	(240)
Payment for investments and advances to subsidiaries	(25,293)	—	—
Proceeds from maturity of available for sale securities	23,078	180	38
Purchase of equipment	(781)	(1,374)	(389)

Net cash and cash equivalents used in investing activities	(26,027)	(1,589)	(591)

Financing activities:
Proceeds from long-term borrowings	23,196	—	—
Repayment of long-term borrowings	(762)	(761)	(762)
Cash dividends paid	(5,567)	(4,559)	(3,927)
Issuance of common stock	1,870	908	731
Stock repurchased under Stock Repurchase Plan and option exchange	—	(118)	—

Net cash and cash equivalents provided by financing activities	18,737	(4,530)	(3,958)

Increase (decrease) in cash and cash equivalents	(1,284)	2,027	1,369
Cash and cash equivalents at beginning of year	5,334	3,307	1,938

Cash and cash equivalents at end of year	$4,050	$5,334	$3,307

Supplemental schedule of noncash investing and financing activities
Issuance of common stock in exchange for net assets in acquisition	31,680	—	333

18. SEGMENT REPORTING

Union Bankshares Corporation has two reportable segments: traditional full service community banks and a mortgage loan origination business. The community bank business includes four banks, which provide loan, deposit, investment, and trust services to retail and commercial customers throughout their 44 retail locations in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimis risk.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest at the 3 month Libor rate. These transactions are eliminated in the consolidation process. A management fee for back room support services is charged to all subsidiaries and eliminated in the consolidation totals. Information about reportable segments and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 follows:

2004 (in thousands)	Community Banks	Mortgage	Elimination	Consolidated Totals
Net interest income	$53,671	$1,221	$—	$54,892
Provision for loan losses	2,154	—	—	2,154

Net interest income after provision for loan losses	51,517	1,221	—	52,738
Noninterest income	11,673	11,806	(177)	23,302
Noninterest expenses	40,666	10,732	(177)	51,221

Income before income taxes	22,524	2,295	—	24,819
Income tax expense	6,009	885	—	6,894

Net income	$16,515	$1,410	$—	$17,925

Total assets	$1,668,652	$47,397	$(43,839)	$1,672,210

Capitalized expenditures (1)	$9,406	$77	$—	$9,483

2003 ( in thousands)	Community Banks	Mortgage	Elimination	Consolidated Totals
Net interest income	$41,439	$1,673	$—	$43,112
Provision for loan losses	2,307	—	—	2,307

Net interest income after provision for loan losses	39,132	1,673	—	40,805
Noninterest income	9,779	13,256	(195)	22,840
Noninterest expenses	30,040	10,880	(195)	40,725

Income before income taxes	18,871	4,049	—	22,920
Income tax expense	4,682	1,574	—	6,256

Net income	$14,189	$2,475	$—	$16,664

Total assets	$1,234,236	$32,293	$(31,797)	$1,234,732

Capitalized expenditures (1)	$6,022	$268	$—	$6,290

2002 (in thousands)	Community Banks	Mortgage	Elimination	Consolidated Totals
Net interest income	$39,404	$1,174	$—	$40,578
Provision for loan losses	2,878	—	—	2,878

Net interest income after provision for loan losses	36,526	1,174	—	37,700
Noninterest income	7,622	10,091	(175)	17,538
Noninterest expenses	27,436	8,661	(175)	35,922

Income before income taxes	16,712	2,604	—	19,316
Income tax expense	3,845	966	—	4,811

Net income	$12,867	$1,638	$—	$14,505

Total assets	$1,117,522	$43,256	$(45,053)	$1,115,725

Capitalized expenditures (1)	$3,947	$132	$—	$4,079

(1)	Capitalized expenditures include purchases of property, furniture and equipment.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable. During the past two years, there have been no changes in or reportable disagreement with the certifying accountants for the Company or any of its subsidiaries.

Item 9A. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31,2004 has been audited by Yount, Hyde & Barbour P.C., an independent registered public accounting firm, as stated in their report which appears on pages 31 and 32 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. – Other Information

None.

PART III

Item 10. - Directors and Executive Officers of the Registrant

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2005 Annual Meeting of Shareholders to be held April 19, 2005 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”

Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated by reference from the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a broad based code of ethics for all employees and directors. The Company has also adopted a code of ethics tailored for directors and senior officers who have financial responsibilities. A copy of the codes may be obtained without charge by request from the corporate secretary.

Item 11. - Executive Compensation

This information is incorporated by reference from the Proxy Statement under the caption “Executive Compensation.”

Item 12. - Security Ownership of Certain Beneficial Owners and Management

This information is incorporated by reference from the Proxy Statement under the caption “Ownership of Company Common Stock” and “Executive Compensation” and from Item 5 of this 10-K.

Item 13. - Certain Relationships and Related Transactions

This information is incorporated by reference from the Proxy Statement under the caption “Interest of Directors and Officers in Certain Transactions.”

Item 14. – Principal Accounting Fees and Services

This information is incorporated by reference from the Proxy Statement under the caption “Principal Accounting Fees.”

PART IV

Item 15. – Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)	Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 31 thru 62:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2004 and 2003
Consolidated Statements of Income - Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows -Years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)     Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated December 18, 2003, by and between Union Bankshares Corporation and Guaranty Financial Corporation (incorporated by reference to Form S-4 Registration Statement; SEC file no. 333-112416).

3.1	Articles of Incorporation (incorporated by reference to Form S-4 Registration Statement; SEC file no. 33-60458)

3.2	By-Laws (incorporated by reference to Form S-4 Registration Statement; SEC file no. 33-60458)

10.1	Change in Control Employment Agreement of G. William Beale (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.2	Employment Agreement of G. William Beale (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	Change in Control Employment Agreement of D. Anthony Peay (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.4	Change in Control Employment Agreement of John C. Neal (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.5	Change in Control Employment Agreement of N. Byrd Newton (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.6	Change in Control Employment Agreement of Peter A. Seitz (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.7	Employment Agreement of Philip E. Buscemi (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.8	Union Bankshares Corporation 2003 Stock Incentive Plan (incorporated by reference to Form S-8 Registration Statement; SEC file no. 333-113839)

11.0	Statement re: Computation of Per Share Earnings (incorporated by reference to note 13 of the notes to consolidated financial statements included in this report)

21.0	Subsidiaries of the Registrant

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union Bankshares Corporation

By:	/s/ G. William Beale	Date: March 11, 2005
G. William Beale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2005.

Signature	Title
/ s/ G. William Beale	President, Chief Executive Officer and Director (principal executive officer)
G. William Beale

/s/ Douglas E. Caton	Director
Douglas E. Caton

/s/ Ronald L. Hicks	Chairman of the Board of Directors
Ronald L. Hicks

/s/ Walton Mahon	Director
Walton Mahon

/s/ Patrick J. McCann	Director
Patrick J. McCann

/s/ Hullihen W. Moore	Director
Hullihen W. Moore

/s/ R. Hunter Morin	Director
R. Hunter Morin

/s/ W. Tayloe Murphy, Jr.	Vice Chairman of the Board of Directors
W. Tayloe Murphy, Jr.

/s/ D. Anthony Peay	Executive Vice President and Chief Financial Officer (principal financial officer)
D. Anthony Peay

/s/ Ronald L. Tillett	Director
Ronald L. Tillett

/s/ A.D. Whittaker	Director
A.D. Whittaker