Form 10-Q
period 2005-03-31
UNION BANKSHARES CORP
filed 2005-05-10
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

Commission File No. 0-20293

UNION BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1598552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 North Main Street

P.O. Box 446

Bowling Green, Virginia 22427

(Address of principal executive offices) (Zip Code)

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

As of April 29, 2005, Union Bankshares Corporation had 8,755,269 shares of Common Stock outstanding.

UNION BANKSHARES CORPORATION

FORM 10-Q

March 31, 2005

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share information)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents:
Cash and due from banks	$33,498	$29,920
Interest-bearing deposits in other banks	4,617	523
Money market investments	118	130
Other interest-bearing deposits	2,598	2,598
Federal funds sold	31	73

Total cash and cash equivalents	40,862	33,244

Securities available for sale, at fair value	222,799	233,467

Loans held for sale	37,383	42,668

Loans, net of unearned income	1,297,954	1,264,841
Less allowance for loan losses	16,571	16,384

Net loans	1,281,383	1,248,457

Bank premises and equipment, net	42,142	40,945
Other real estate owned	14	14
Core deposit intangibles, net	9,417	9,721
Goodwill	31,297	30,992
Other assets	34,620	32,702

Total assets	$1,699,917	$1,672,210

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$242,216	$230,055
Interest-bearing deposits:
NOW accounts	200,246	195,309
Money market accounts	188,678	197,617
Savings accounts	120,615	117,851
Time deposits of $100,000 and over	232,274	209,929
Other time deposits	359,952	363,556

Total interest-bearing deposits	1,101,765	1,084,262

Total deposits	1,343,981	1,314,317

Securities sold under agreements to repurchase	45,849	45,024
Other short-term borrowings	14,074	24,514
Trust preferred capital notes	23,196	23,196
Long-term borrowings	90,081	90,271
Other liabilities	16,546	12,130

Total liabilities	1,533,727	1,509,452

Commitments and contingencies

Stockholders’ equity:
Common stock, $2 par value. Authorized 24,000,000 shares; issued and outstanding, 8,753,004 and 8,744,176 shares, respectively	17,506	17,488
Surplus	33,810	33,716
Retained earnings	111,913	106,460
Accumulated other comprehensive income	2,961	5,094

Total stockholders’ equity	166,190	162,758

Total liabilities and stockholders’ equity	$1,699,917	$1,672,210

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Interest and dividend income :
Interest and fees on loans	$20,550	$13,977
Interest on Federal funds sold	2	46
Interest on interest-bearing deposits in other banks	16	4
Interest on other interest-bearing deposits	16	—
Interest and dividends on securities:
Taxable	1,918	1,857
Nontaxable	930	1,006

Total interest and dividend income	23,432	16,890

Interest expense:
Interest on deposits	5,459	4,728
Interest on Federal funds purchased	63	—
Interest on short-term borrowings	218	69
Interest on long-term borrowings	1,402	977

Total interest expense	7,142	5,774

Net interest income	16,290	11,116

Provision for loan losses	332	431

Net interest income after provision for loan losses	15,958	10,685

Noninterest income:
Service charges on deposit accounts	1,498	1,547
Other service charges, commissions and fees	1,011	754
Gains on sales of loans	2,585	2,182
(Losses) gains on sales of other real estate owned and bank premises, net	(5)	15
Other operating income	258	185

Total noninterest income	5,347	4,683

Noninterest expenses:
Salaries and benefits	7,822	6,292
Occupancy expenses	998	688
Furniture and equipment expenses	902	727
Other operating expenses	3,748	2,803

Total noninterest expenses	13,470	10,510

Income before income taxes	7,835	4,858
Income tax expense	2,382	1,248

Net income	$5,453	$3,610

Basic net income per share	$0.62	$0.47
Diluted net income per share	$0.62	$0.47

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance - December 31, 2003	$15,254	$2,401	$94,102	$6,744		$118,501
Comprehensive income:
Net income - for the three months ended March 31, 2004			3,610		$3,610	3,610
Unrealized holding gains arising during the period (net of tax, $622)					1,156

Other comprehensive income (net of tax, $622)				1,156	1,156	1,156

Total comprehensive income					$4,766

Issuance of common stock under Incentive Stock Option Plan (9,780 shares)	20	150				170

Balance - March 31, 2004 (Unaudited)	$15,274	$2,551	$97,712	$7,900		$123,437

Balance - December 31, 2004	$17,488	$33,716	$106,460	$5,094		$162,758
Comprehensive income:
Net income - for the three months ended March 31, 2005			5,453		$5,453	5,453
Unrealized holding losses arising during the period (net of tax, $1,148)					(2,133)

Other comprehensive income (net of tax, $1,148)				(2,133)	(2,133)	(2,133)

Total comprehensive income					$3,320

Tax benefit from exercise of stock awards		47				47
Unearned compensation on restricted stock, net of amortization		(202)				(202)
Issuance of restricted stock, stock incentive plan (5,804 shares)	12	197				209
Award of performance stock grants		9				9
Issuance of common stock under Incentive Stock Option Plan (2,924 shares)	6	40				46
Issuance of common stock for services rendered		3				3

Balance - March 31, 2005 (Unaudited)	$17,506	$33,810	$111,913	$2,961		$166,190

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2005 and 2004

(dollars in thousands)

	2005	2004
Operating activities:
Net income	$5,453	$3,610
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of bank premises and equipment	790	571
Amortization	405	471
Provision for loan losses	332	431
Losses (Gains) on sales of other real estate owned and bank premises, net	5	(15)
Loans held for sale, net	5,285	(4,063)
Decrease (increase) in other assets	(1,060)	209
Increase in other liabilities	4,416	4,752

Net cash and cash equivalents provided by operating activities	15,626	5,966

Investing activities:
Purchase of securities available for sale	(2,202)	(33,089)
Proceeds from sale of securities available for sale	—	979
Proceeds from maturities of securities available for sale	9,536	14,754
Net increase in loans	(33,258)	(39,195)
Purchases of bank premises and equipment	(1,992)	(1,147)

Net cash and cash equivalents used in investing activities	(27,916)	(57,698)

Financing activities:
Net increase in noninterest-bearing deposits	12,161	14,032
Net increase in interest-bearing deposits	17,503	18,856
Net decrease in short-term borrowings	(9,615)	(1,172)
Net increase in trust preferred capital notes	—	22,500
Net decrease in long-term borrowings	(190)	(266)
Proceeds from the Issuance of common stock	49	170

Net cash and cash equivalents provided by financing activities	19,908	54,120

Increase in cash and cash equivalents	7,618	2,388
Cash and cash equivalents at beginning of period	33,244	40,972

Cash and cash equivalents at end of period	$40,862	$43,360

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$6,987	$5,687
Income taxes	—	21
Supplemental schedule of noncash investing and financing activities:
Unrealized (loss) on securities available for sale	3,281	1,778
Issuance of common stock for services rendered	3	—
Issuance of common stock pursuant to restricted stock awards	209	—

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2005

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

2.	MERGERS AND ACQUISITIONS

On May 1, 2004, Union Bankshares completed its acquisition of Guaranty Financial Corporation (“Guaranty”) headquartered in Charlottesville, Virginia. This acquisition was accounted for using the purchase method of accounting. The total consideration paid to Guaranty stockholders in connection with the acquisition was approximately $54.9 million with approximately $23.2 million in cash and 1,023,000 shares of the Company’s common stock. Guaranty transactions have been included in the financial results since May 1, 2004. Included in the acquisition on May 1, 2004 were $248 million in assets, including $165 million in loans and $184 million in deposits. As part of the purchase price allocation at May 1, 2004, the Company recorded $5.8 million in core deposit intangible, and goodwill totaled approximately $30.1 million.

3.	STOCK-BASED COMPENSATION

The shareholders approved at the 2003 Annual Meeting the adoption of the Union Bankshares Corporation 2003 Incentive Stock Plan (the “Plan”). The Plan authorizes the issuance of 350,000 shares of common stock to be used in the awarding of incentive stock-based compensation to employees by the Compensation Committee of the Board of Directors. The Plan replaced a similar plan adopted by the shareholders in 1993 which terminated under its provisions in 2003. Options awarded under the previous plan are still exercisable, in some instances as late as 2013. Under both Plans, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the Plan may be subject to a graded vesting schedule.

The Company accounts for the Plan under the recognition and measurement principles of Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, relating to options awarded under this plan, as all options granted under the Plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

During the first quarter of 2005, the Company granted 5,804 performance stock grants and 5,804 restricted stock grants to certain members of senior management pursuant to the 2003 Plan. Compensation expense for performance stock and restricted stock grants is estimated and accrued over a four and five year service period, respectively. This compensation expense is based on the market price of Union Bankshares stock on the date of the grant and amortized on a straight-line basis over the requisite service period.

For the three months ending March 31, 2005, under APB Opinion No. 25, the Company recorded $16 thousand related to stock-based compensation. There were no stock grants or associated expense prior to 2005. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net income, as reported	$5,453	$3,610

Total stock-based compensation expense determined under fair value based method for all awards	(101)	(98)

Pro forma net income	$5,352	$3,512

Earning per share:
Basic - as reported	$0.62	$0.47

Basic - pro forma	$0.61	$0.46

Diluted - as reported	$0.62	$0.47

Diluted - pro forma	$0.61	$0.46

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2005	2004
Dividend yield	2.30%	2.39%
Expected life	10 years	10 years
Expected volatility	32.93%	34.54%
Risk-free interest rate	4.22%	4.22%

4.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Balance, January 1	$16,384	$11,519
Provisions charged to operations	332	431
Recoveries credited to allowance	120	349
Loans charged off	(265)	(303)

Balance, March 31	$16,571	$11,996

5.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. At March 31, 2005 and 2004 there were 63,550 and 52,300 options that were anti-dilutive, respectively. The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2005 and 2004.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the three Months Ended March 31, 2005
Basic EPS	$5,453	8,747	$0.62
Effect of dilutive stock options	—	70	—

Diluted EPS	$5,453	8,817	$0.62

For the three months ended March 31, 2004
Basic EPS	$3,610	7,630	$0.47
Effect of dilutive stock options	—	84	—

Diluted EPS	$3,610	7,714	$0.47

6.	TRUST PREFERRED CAPITAL NOTES

During the first quarter of 2004, Union Bankshares Corporation Statutory Trust I (the “Trust”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On March 18, 2004, $22.5 million of Trust Preferred Capital Notes were issued through a pooled underwriting totaling approximately $858.8 million. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.75%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2005 was 5.78%. The securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $22.5 million of the Union Bankshares Corporation’s junior subordinated debt securities with like maturities and like interest rates to the capital securities.

The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the Trust Preferred not considered as Tier I capital may be included in Tier II capital.

The obligations of the Company with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the capital securities.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities and require a deferral of common dividends.

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

Both of the Company’s reportable segments are service-based. The mortgage business is a fee-based business, while the banks are driven principally by net interest income. The banks provide a distribution and referral network through their customers for the mortgage loan origination business. The mortgage segment offers a more limited network for the banks, due largely to the minimal degree of overlapping geographic markets.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2005 and 2004 follows:

Union Bankshares Corporation

Segment Report

Three Months ended March 31, 2005	Community Banks	Mortgage	Elimination	Consolidated Totals
	(in thousands)
Net interest income	$16,058	$232	$—	$16,290
Provision for loan losses	332	—	—	332

Net interest income after provision for loan losses	15,726	232	—	15,958
Noninterest income	2,810	2,585	(48)	5,347
Noninterest expenses	10,883	2,635	(48)	13,470

Income before income taxes	7,653	182	—	7,835
Income tax expense	2,309	73	—	2,382

Net income	$5,344	$109	$—	$5,453

Total assets	$1,694,621	$40,879	$(35,583)	$1,699,917

Three Months ended March 31, 2004
	(in thousands)
Net interest income	$10,849	$267	$—	$11,116
Provision for loan losses	431	—	—	431

Net interest income after provision for loan losses	10,418	267	—	10,685
Noninterest income	2,546	2,182	(45)	4,683
Noninterest expenses	8,288	2,267	(45)	10,510

Income before income taxes	4,676	182	—	4,858
Income tax expense	1,191	57	—	1,248

Net income	$3,485	$125	$—	$3,610

Total assets	$1,292,573	$35,996	$(29,419)	$1,299,150

8.	STOCK REPURCHASE

On June 29, 2004, the Board of Directors authorized the Company to buy up to 150,000 shares of the Company’s outstanding common stock in the open market at prices that management and the Board of Directors determine to be prudent. This authorization expires May 31, 2005. Renewal for an additional year will take place during the second quarter. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock. It is anticipated that any repurchased shares will be used primarily for general corporate purposes, including the dividend reinvestment plan, incentive stock option plan and other employee benefit plans. No shares have been purchased under this authorization to date.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 123(R) – Share-Based Payment, which replaces FAS No. 123 – Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 – Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 – Share-Based Payment, which provides interpretive guidance related to FAS No. 123(R). FAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the condensed consolidated statement of income. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. FAS No. 123(R) requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. In April 2005, the SEC delayed the effective date of FAS No. 123(R) to the beginning of the annual reporting period that begins after June 15, 2005. Management is currently evaluating the effect that adoption of this statement will have on the Company’s financial position and results of operation. The Company currently measures compensation costs related to share-based payments under APB Opinion No. 25, as allowed by FAS No. 123, and provides disclosures in the notes to the consolidated financial statements as required under FAS No. 123.

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

10.	GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Accumulated amortization shown below for goodwill is for amounts amortized prior to the adoption of SFAS No. 142. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2004, 2003 or 2002. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 8 to 15 years. As part of the purchase price allocation for the acquisition of Guaranty, the Company recorded approximately $5.8 million in core deposit intangible assets and $30.1 million in goodwill. The core deposit intangible assets recorded in the Guaranty acquisition are being amortized over an average of 8.74 years. Information concerning goodwill and intangible assets is presented in the following table:

March 31, 2005	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$13,623	$4,206	$9,417
Unamortizable goodwill	31,639	342	31,297

December 31, 2004
Amortizable core deposit intangibles	$13,623	$3,902	$9,721
Unamortizable goodwill	31,334	342	30,992

11.	COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At March 31, 2005 and 2004, the Company had outstanding loan commitments approximating $507.8 million and $345.0 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $25.7 million and $15.2 million at March 31, 2005 and 2004, respectively.

At March 31, 2005, the mortgage company had rate lock commitments to originate mortgage loans amounting to approximately $21.8 million and loans held for sale of $37.4 million. The mortgage company has entered into corresponding mandatory commitments, on a best-efforts basis, to sell loans servicing released totaling approximately $59.2 million. These commitments to sell loans are designed to eliminate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the accompanying condensed consolidated balance sheet of Union Bankshares Corporation and Subsidiaries (the “Company”) as of March 31, 2005 and the related condensed consolidated statements of income, stockholders’ equity and cash flows for the three-month period ended March 31, 2005 and 2004. These condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union Bankshares Corporation as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended (not presented herein); and in our report dated February 18, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

May 6, 2005

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (the “Company”). This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report, as well as the Annual Report of UBSH on Form 10-K for the year ended December 31, 2004. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three month period ended March 31, 2005 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes, while the percentages presented are computed based on unrounded amounts.

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

The more critical accounting and reporting policies include accounting for the allowance for loan losses, business combinations and income taxes. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report of Form 10-K for the year ended December 31, 2004.

The following is a summary of the Company’s significant accounting policies that are highly dependent on estimates, assumptions and judgments.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral – present value of future cash flows or values that are observable in the secondary market – and the loan balance.

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

Reserves for commercial loans are determined by applying estimated loss factors to the portfolio based on management’s evaluation and “risk grading” of the commercial loan portfolio. Reserves are provided for noncommercial loan categories using estimated loss factors applied to the total outstanding loan balance of each loan category. Specific reserves are typically provided on all impaired commercial loans. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.

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

Business Combinations

Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. For purchase acquisitions, the Company is required to record assets acquired, including identifiable intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Effective January 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. The Company adopted SFAS 147, Acquisitions of Certain Financial Institutions, on January 1, 2002 and determined that core deposit intangibles will continue to be amortized over their estimated useful life.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of March 31, 2005. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

Overview

The Company is a multi-bank holding company which uses a super-community bank strategy to serve small and middle market business and retail consumers throughout the high-growth Central Virginia region. The Company offers a broad range of financial services through 44 branches of its four community banks and through its investment and mortgage companies. The four banks are well established with a long history of serving their communities: Union Bank & Trust Company (founded in 1902), Rappahannock National Bank (1902), Northern Neck State Bank (1907), and the Bank of Williamsburg (1999). Union Investment Services (1993) operates out of four locations and Mortgage Capital Investors (1986) serves customers through nine mortgage company locations in Virginia, Maryland and South Carolina. Virtually all non-retail, or backoffice, operations are consolidated within the holding company to create economies of scale, achieve efficiencies and allow the financial service subsidiaries to focus on customer service and delivery. At March 31, 2005, the Company had $1.7 billion in total assets.

For the quarter ended March 31, 2005, the Company’s net income was $5.45 million, a 51.1% increase over the same quarter a year earlier. Contributing to this expansion, year over year, is the additional earnings from the acquisition of Guaranty Financial Corporation (“Guaranty”), which is excluded from first quarter 2004 figures. Since the third quarter of 2004 net income has increased approximately $1 million. This represents earnings growth in each successive quarter, on a diluted earnings per share basis, of $.51, $.60 and $.62, respectively. Moreover, quarterly margin expansion, to 4.41% from 4.14% (FTE) in the third quarter 2004, has been fueled by increasing Fed tightening since the beginning of the third quarter 2004 on an expanding base of earning assets. This growth in the margin of 9 basis points from the third to the fourth quarter 2004 and 18 basis points from the fourth quarter 2004 to the first quarter 2005 is a function of earning asset volumes and yields outpacing the same in cost of funds. Coupled with disciplined asset/liability management practice, this favorably impacts pricing and allows the Company to remain competitive in all of its markets.

Results of Operations

Net Income

Net income for the quarter ended March 31, 2005 was $5.45 million, up 51.1% from $3.61 million for the same period in 2004. Earnings per share on a diluted basis increased 31.9%, from $.47 to $.62 for the quarter. Annualized return on average equity for the quarter ended March 31, 2005 was 13.36%, while annualized return on average assets for the same period was 1.32%, compared to 11.95% and 1.16% respectively, for the quarter ended March 31, 2004. Results for the first quarter of 2004 do not reflect the May 1, 2004 acquisition of Guaranty, although earnings per share figures for the first quarter of 2005 include income from the former Guaranty operations as well as the shares issued in the acquisition. On a linked quarter basis (current quarter to most recent prior quarter), net income increased 3.0% from $5.29 million in the fourth quarter of 2004 to $5.45 million in the first quarter of 2005. The Company’s annualized return on average equity and on average assets increased to 13.36% and 1.32% from 13.13% and 1.27%, respectively, from the fourth quarter of 2004.

Non-GAAP Measures

As noted earlier in this report, Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Prior to the issuance of SFAS No. 141, the Company accounted for most of its acquisition activity using the pooling method of accounting. The recent acquisition of Guaranty Financial Corporation is the Company’s most significant business combination to be accounted for using the purchase method of accounting. At March 31, 2005, core deposit intangibles totaled $9.4 million, up from $4.8 million a year earlier and goodwill totaled $31.3 million, up from $864 thousand at March 31, 2004. Amortization of core deposit intangibles has increased during 2005 as a result of the core deposit intangibles recorded in the Guaranty transaction.

In reporting its result, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Cash basis operating earnings per share was $.64 per share for the quarter ended March 31, 2005 as compared to $.48 per share a year earlier, an increase of 33.3%. Cash basis return on tangible equity for the first quarter of 2005 was 18.34% as compared to 12.87% a year earlier, and cash basis return on average tangible assets was 1.40% as compared to 1.20% a year earlier.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. A reconciliation of these non-GAAP measures from their respective GAAP basis measures can be found below.

	Years ended March 31,
	2005	2004
	(in thousands, except per share data)
Net income	$5,453	$3,610
Plus amortization of core deposit intangibles, net of tax	198	93

Cash basis operating earnings	5,651	3,703

Average assets	1,672,835	1,247,109
Less average goodwill	(31,012)	(864)
Less average core deposit intangibles	(9,572)	(4,860)

Average tangible assets	1,632,251	1,241,385

Average equity	165,550	121,450
Less average goodwill	(31,012)	(864)
Less average core deposit intangibles	(9,572)	(4,860)

Average tangible equity	$124,966	$115,726

Weighted average shares outstanding, diluted	8,817,183	7,713,775

Cash basis EPS fully diluted	$0.64	$0.48
Cash basis return on average tangible assets	1.40%	1.20%
Cash basis return on average tangible equity	18.34%	12.87%

Net Interest Income

Taxable-equivalent net interest income increased $5.09 million, or 43.5%, from the first quarter of 2004. Average earning assets for the quarter grew to $1.54 billion compared to $1.18 billion a year earlier, providing the Company with a larger earnings base. Taxable-equivalent net interest margin for the quarter increased 18 basis points from the prior quarter to 4.41% from 4.23% and is attributable to benefits derived from an increase on yields of earning assets from 6.05% to 6.29%, while the cost of funds only increased from 2.12% to 2.28%. This is due in part to the Company’s asset sensitive position during a rising rate environment. We anticipate this improving trend in the net interest margin to continue as rates rise, albeit at a slower pace than we experienced this quarter. The Company’s net interest margin has improved 41 basis points from the same quarter a year ago, increasing from 4.00% to 4.41%, reflecting its asset sensitive balance sheet supported by its proactive asset/liability management process.

Provision for Loan Losses

For the quarter ended March 31, 2005, the provision for loan losses was $332 thousand, down from $431 thousand a year earlier. At March 31, 2005, nonperforming assets totaled $10.9 million, including a single credit relationship totaling $10.7 million. The loans in this relationship are secured by real estate, but based on the information currently available management has allocated $1.1 million in reserves. Since the end of the first quarter 2004, the Company has entered into a workout agreement with the borrower. Under the terms of the workout, the Company extended further credit of approximately $1.6 million secured by additional property with significant equity. The Company anticipates that this workout will result in a reduction of overall exposure to the borrower.

Despite this large nonperforming asset, overall asset quality is improving. Loans past due 90 days have decreased from $1.1 million at March 31, 2004 to $547 thousand at March 31, 2005. Net charge-offs for the quarter amounted to $145 thousand. Recoveries during the quarter were lower than the same quarter last year and the most recent quarter as the Company completed the recovery of principal on a large loan charged off in prior years. Approximately $101 thousand has been collected in foregone interest on the aforementioned credit and recorded in interest income but not reflected in the yield on loans or net interest margin percentage. Management believes the overall credit quality of the portfolio is good based on the analysis of the portfolio. (See Asset Quality)

Noninterest Income

Noninterest income for the three months ended March 31, 2005 totaled $5.3 million, up 12.8% from $4.7 million for the same period a year ago. The acquisition of Guaranty occurred May 1st of 2004, therefore the prior year’s first quarter results do not include Guaranty’s noninterest income. Former Guaranty operations represent approximately $186 thousand in direct non interest income.

Service charges on deposit accounts decreased $49 thousand for first quarter of 2005 from a year earlier, reflecting reduced overdraft and return check charges. Other service charges and fees increased by $257 thousand over the same period last year. This increase was driven primarily by an increase in income related to debit card income and ATM transactions as well as fees on fixed annuities.

Gains on sales of mortgage loans increased $403 thousand for the quarter from a year ago. Mortgage loan originations during the first quarter of 2005 were $115.5 million compared to $87.7 million for the same period last year. Despite this increase in production from a year ago, lower mortgage segment net income is primarily due to shifts from governmental to conventional loans as well as increases in brokered loans. The increase in gains on the sales of mortgage loans was offset by a $369 thousand increase in noninterest expense, primarily personnel costs, underwriting fees, and marketing.

Other operating income increased $73 thousand over the prior year’s first quarter. This increase was generated primarily from a $54 thousand increase in income from bank-owned life insurance and a $20 thousand increase in income from Johnson Mortgage Company, LLC. Management continues to seek additional sources of noninterest income, including increased emphasis on cross-selling services and better leveraging of the financial services available throughout the organization.

As compared to the fourth quarter of 2004, noninterest income decreased $900 thousand or 14.4%. This change includes a decrease of $716 thousand, or 21.7%, in gains on sale of mortgage loans, and $226 thousand in service charges on deposit accounts driven primarily by a decrease in overdraft and return check charges. These decreases were partially offset by a $44 thousand decrease in loss on sale of fixed assets that occurred in the fourth quarter 2004.

Noninterest Expense

Noninterest expense during the first quarter of 2005 increased $2.96 million from the same period in the prior year. The acquisition of Guaranty occurred May 1st of 2004, therefore the prior year’s first quarter results do not include Guaranty’s expenses. These increases are largely attributable to the Company’s expansion efforts and infrastructure costs, including continued investments in new technology. Noninterest expense related to the operation of the former Guaranty branches amounted to approximately $1.1 million in direct expenses for the quarter. Additionally, expenses were up due to branch expansion efforts in Richmond and Williamsburg which added approximately $377 thousand in expenses from the same quarter a year ago

Personnel costs were up $1.5 million or 24.3% over last year’s first quarter. Guaranty represents approximately $531 thousand of the total increase. Expansion efforts in the Richmond and Williamsburg market reflect approximately $171 thousand of this increase.

The remaining increase is reflective of expansion at high volume branches, increased group insurance, profit sharing expense and commission expense.

Occupancy expense was up $310 thousand from the same quarter a year ago, largely as a result of the Guaranty acquisition which increased occupancy costs by approximately $154 thousand. The remaining increase is largely attributable to the opening of three branches in the Richmond area, the relocation of one branch to a full service branch and the opening of an additional branch in Williamsburg.

Furniture and equipment expense was up $175 thousand from last year’s first quarter, with the acquisition of Guaranty representing an increase of approximately $74 thousand and additional branches and ATMs representing approximately $74 thousand.

Other operating expense increased $945 thousand from last year’s first quarter. The acquisition of Guaranty contributed increases of approximately $381 thousand for the quarter. Other operating expense related to the Guaranty acquisition include amortization of core deposit intangible assets in the amount of $164 thousand for the quarter. Marketing expenses increased $205 thousand largely as a result of the expansion into the Charlottesville and Richmond markets. Debit and ATM card expenses increased $124 thousand. Operating expenses, primarily courier expense, postage expense, and internet expense, increased $85 thousand. The remaining increases included employee mileage, training and seminars, director’s fees, and loan expense. These increases were offset by a $170 thousand decrease in consultant fees resulting from the expiration of the contract associated with the overdraft privilege service implemented in June 2003. Management continues to monitor expenses closely to ensure increases are in line with the Company’s expectations, but sufficient to maintain the appropriate operating foundation for future growth.

On a linked-quarter basis noninterest expense declined $493 thousand, or 3.5%, from $13.96 million to $13.47 million. Of this decline in noninterest expense, approximately $279 thousand is attributable to lower marketing and advertising costs during the first quarter. During the fourth quarter of 2004 we launched a customer awareness and media campaign in the Charlottesville market as we merged the former Guaranty Bank into Union Bank and Trust Company. In addition, we also incurred expenses by relocating to a full service branch in the Mechanicsville area. Additionally, expenses incurred for a telecommunications conversion of $113 thousand in the prior quarter have been offset by slightly higher utility expenses of $30 thousand for the period ended March 2005.

Segment Information

Net income in the first quarter for the community banking segment was $5.34 million, an increase of $1.9 million or 53.4% from $3.48 million in the first quarter of 2004. First quarter net income for the mortgage banking segment was $109 thousand, a decrease of $16 thousand or 12.8% from $125 thousand in the same first quarter of 2004. Net income for the community banking segment increased by $442 thousand, or 9% in the first quarter of 2005 from the fourth quarter of 2004, while net income for the mortgage banking segment decreased by $286 thousand, or 72% over the same period.

The majority of the fluctuation in the net income of the community banking segment is reflected in the discussion preceding this section. The mortgage banking segment has experienced declines in profitability primarily due to a shift in product mix, interest rates and market demand. This quarter to last year’s same quarter experienced greater loan production volume using less profitable vehicles. Governmental loans tend to have larger margins than traditional conventional mortgages and this shift, by the market, in product mix away from governmental loans has negatively impacted earnings. Generally as interest rates increase, refinancing opportunities for our customers begin to slow down. Refinances represented 30.6% of total originations during the first quarter 2005 compared to 40.1% over the same period a year ago. Additionally, a larger percentage of brokered loans to investors provides for less of an earnings stream as we hold mortgages for a longer period with traditional correspondent investors earning interest income until the loans are shipped.

Balance Sheet Review

Loans were $1.3 billion and $917 million for the first quarters ending 2005 and 2004, respectively. This represents a $383 million or 41.8% increase year over year, including the loans acquired in the Guaranty acquisition of $165 million. Year to year comparisons do not include Guaranty during the first quarter of 2004. Quarter to quarter growth represents approximately $33.1 million or an increase of 2.62%, predominately within the commercial and construction portfolios. Of the $1.3 billion of loans outstanding for the period ended March 31, 2005, approximately $165 million represent the balances acquired from Guaranty on May 1, 2004, which have grown to $207 million. The rising interest rate environment for the last three quarters has improved the Company’s yield on earning assets. In particular, the combined 100 basis point increase in the Federal funds rate during the fourth quarter of 2004 and the first quarter of 2005 contributed to an improved yield on loans (FTE) from 6.12% to 6.38%.

During that same period the Company’s cost of funds (FTE) increased, albeit at a slower pace, from 2.21% to 2.28%. Total deposits increased $29.7 million, from $1.31 billion, during the first quarter of 2005 to $1.34 billion. Growth of $22.3 million and $12.2 million was experienced in large certificates of deposits (those greater than $100 thousand) and demand deposits, respectively, offset by a decline in money market accounts of $8.9 million. Of the $1.3 billion of deposits outstanding at March 31, 2005, approximately $184 million represent balances acquired from Guaranty on May 1, 2004, which have grown to $188 million. The rate of deposit growth to loan growth since year end has allowed for less reliance on purchased funds as evidenced by the decline in short term borrowings from $24.5 million to $14.1 million.

At March 31, 2005, total assets were $1.69 billion, up 30.8%, or $400 million from $1.30 billion a year earlier. The Guaranty acquisition represented $248 million of this growth. Securities decreased to $222.8 million compared to $259.2 million for the same period. Total assets have increased $27.7 million from $1.67 billion at December 31, 2004 to $1.69 billion at March 31, 2005. Loans increased $33.1 million to $1.29 billion from $1.27 billion for the same period. Securities decreased $10.6 million from $233.4 million to $222.8 million for the same period. The Company’s capital position remains strong with an equity-to-assets ratio of 9.78%.

Union Bankshares Corporation

	AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)
	For the three months ended March 31,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Yield/ Rate(3)	Average Balance	Interest Income/ Expense	Yield/ Rate (3)	Average Balance	Interest Income/ Expense	Yield/ Rate (3)
				(Dollars in thousands)
Assets:
Securities:
Taxable	$155,088	$1,918	5.02%	$158,759	$1,857	4.70%	$177,848	$2,223	5.07%
Tax-exempt(1)	74,450	1,431	7.80%	79,879	1,523	7.67%	89,517	1,713	7.76%

Total securities	229,538	3,349	5.92%	238,638	3,380	5.70%	267,365	3,936	5.97%
Loans, net (1) (2)	1,275,242	20,076	6.38%	892,836	13,711	6.18%	727,975	12,684	7.07%
Loans held for sale	31,671	472	6.04%	22,692	332	5.88%	36,761	501	5.53%
Federal funds sold	1,066	2	0.76%	19,067	46	0.97%	18,529	44	0.96%
Money market investments	72	0	1.89%	199	0	0.20%	6,114	18	1.19%
Interest-bearing deposits in other banks	2,504	16	2.52%	1,914	4	0.84%	1,551	4	1.05%
Other interest-bearing deposits	2,598	16	2.42%	—	—		—	—

Total earning assets	1,542,691	23,931	6.29%	1,175,346	17,473	5.98%	1,058,295	17,187	6.59%
Allowance for loan losses	(16,499)			(11,687)			(9,473)
Total non-earning assets	146,643			83,450			72,277

Total assets	$1,672,835			$1,247,109			$1,121,099

Liabilities & Stockholders’ Equity:
Interest-bearing deposits:
Checking	$194,605	147	0.31%	$147,757	105	0.29%	$129,022	174	0.55%
Money market savings	191,780	637	1.35%	108,467	222	0.82%	95,920	269	1.14%
Regular savings	118,950	219	0.75%	95,591	145	0.61%	87,207	216	1.00%
Certificates of deposit:
$100,000 and over	221,724	1,834	3.35%	178,516	1,581	3.56%	156,517	1,544	4.00%
Under $100,000	360,717	2,622	2.95%	329,216	2,675	3.27%	312,914	2,884	3.74%

Total interest-bearing deposits	1,087,776	5,459	2.04%	859,547	4,728	2.21%	781,580	5,087	2.64%
Other borrowings	182,864	1,683	3.73%	108,187	1,046	3.89%	97,363	976	4.07%

Total interest-bearing liabilities	1,270,640	7,142	2.28%	967,734	5,774	2.40%	878,943	6,063	2.80%

Noninterest bearing liabilities:
Demand deposits	224,335			149,629			124,837
Other liabilities	12,310			8,296			10,486

Total liabilities	1,507,285			1,125,659			1,014,266
Stockholders’ equity	165,550			121,450			106,833

Total liabilities and stockholders’ equity	$1,672,835			$1,247,109			$1,121,099

Net interest income		$16,789			$11,699			$11,124

Interest rate spread			4.01%			3.58%			3.79%
Interest expense as a percent of average earning assets			1.88%			1.98%			2.32%
Net interest margin			4.41%			4.00%			4.26%

(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35% for 2005 and 2004 and 34% for 2003.
(2)	Collection of $101 thousand in foregone interest on a previously charged off credit has been excluded. Nonaccrual loans have been included in the balance.
(3)	Annualized.

Loan Portfolio

The following table presents the composition of the Company’s loans (net of unearned income) in dollar amounts and as a percentage of the Company’s total gross loans as of the indicated date:

	March 31, 2005	% of Total	December 31, 2004	% of Total	March 31 2004	% of Total
Mortgage loans on real estate:
Residential 1-4 family	259,288	20.0%	270,341	21.4%	213,200	23.2%
Commercial	396,192	30.5%	368,816	29.2%	259,296	28.3%
Construction	237,329	18.3%	221,190	17.5%	117,402	12.8%
Second mortgages	20,128	1.6%	18,017	1.4%	15,537	1.7%
Equity lines of credit	92,706	7.1%	90,042	7.2%	51,392	5.6%
Multifamily	12,794	1.0%	18,287	1.4%	6,195	0.7%
Agriculture	8,818	0.7%	5,530	0.4%	6,915	0.8%

Total real estate loans	1,027,255	79.2%	992,223	78.5%	669,937	73.0%

Commercial Loans	130,398	10.0%	135,907	10.7%	124,897	13.6%

Consumer installment loans
Personal	118,122	9.1%	113,841	9.0%	106,055	11.6%
Credit cards	8,167	0.6%	8,655	0.7%	7,014	0.8%

Total consumer installment loans	126,289	9.7%	122,496	9.7%	113,069	12.3%

All other loans and agriculture loans	14,012	1.1%	14,219	1.1%	9,624	1.0%

Gross loans	1,297,954	100.0%	1,264,845	100.0%	917,527	100.0%

Less unearned income on loans	—		4		19

Loans, net of unearned income	$1,297,954		$1,264,841		$917,508

The Company’s portfolio is significantly concentrated in real estate, including 1-4 family, commercial and construction loans. The acquisition of Guaranty contributed to the increase in total real estate loans to 79.1% at March 31, 2005 from 73.0% a year earlier. All other concentrations are equal to or less than 10% of the portfolio. The risks attributable to these concentrations are managed by our seasoned lenders focusing their lending to borrowers with proven track records in markets with which we are familiar.

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

Management maintains a list of loans that have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. At March 31, 2005, non-performing assets totaled $10.9 million, including a single credit relationship totaling $10.7 million in loans. These loans are secured by real estate (two assisted living facilities), but based on the information currently available, a reserve of $1.1 million has been allocated for possible losses on these loans. Since the end of the first quarter 2004, the Company has entered into a workout agreement with the borrower. Under the terms of the workout, the Company extended further credit of approximately $1.6 million secured by property with significant equity. Through a related party, the borrower has nearly completed the process of obtaining local approval to sell lots in a new subdivision.

With the proceeds from a development loan secured by the new subdivision, the borrower will payoff the recently extended credit and make an immediate curtailment of the operating loans to the assisted living facilities. The company anticipates that this transaction should occur in the latter portion of the second quarter or early in third quarter 2005. The Company anticipates that this workout will result in a reduction of overall exposure to the borrower. This situation has had a significant negative impact on the asset quality ratios that follow since the loans were put on nonaccrual in June 2003.

The allowance for loan losses totaled $16.6 million at March 31, 2005 or 1.28% of total loans, as compared to 1.30% at December 31, 2004 and 1.31% at March 31, 2004.

	March 31, 2005	December 31, 2004	March 31, 2004
	(in thousands)
Nonaccrual loans	$10,912	$11,169	$8,925
Foreclosed properties	14	14	444

Nonperforming assets	$10,926	$11,183	$9,369

Allowance for loan losses	$16,571	$16,384	$11,996
Allowance as % of total loans	1.28%	1.30%	1.31%
Allowance as % of nonperforming assets	152%	147%	128%
Nonperforming assets to loans and foreclosed properties	0.84%	0.88%	1.02%
Net charge-offs (recoveries) annualized to year to date average loans outstanding	0.08%	-0.06%	0.00%

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

Since December 31, 2004, stockholders’ equity has increased by $3.4 million. This is the result of net income of $5.5 million for the first three months of 2005 offset by a $2.1 million decrease in the unrealized gain on the Company’s securities portfolio.

In order to facilitate the purchase of Guaranty Financial Corporation, the Company issued $22.5 million in trust preferred capital notes in March 2004. These may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion.

The Federal Reserve, along with the Comptroller of the Currency and the Federal Deposit Insurance Corporation, has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of total capital to risk-weighted assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity and retained earnings, less certain goodwill items.

At March 31, 2005, the Company’s ratio of total capital to risk-weighted assets was 11.74% and its ratio of Tier 1 capital to risk-weighted assets was 10.53%. Both ratios exceed the minimum capital requirements.

Each of the banking subsidiaries maintain a risk-based capital ratio in excess of 10% and meet the definition of “well capitalized”. The following summarizes the Company’s regulatory capital and related ratios at March 31, 2005 and March 31, 2004 (dollars in thousands):

	March 31, 2005	March 31, 2004
Tier 1 Capital	$145,014	$132,398
Tier 2 Capital	16,571	11,996
Total risk-based capital	161,585	144,394
Total risk-weighted assets	1,376,538	1,053,371

Capital Ratios:
Tier 1 risk-based capital ratio	10.53%	12.57%
Total risk-based capital ratio	11.74%	13.71%
Leverage ratio (Tier 1 capital to average adjusted total assets)	8.88%	10.66%
Equity to assets ratio	9.78%	9.50%

The Company’s book value per share at March 31, 2005 was $18.99. Dividends to stockholders are typically paid semi-annually in the first week of May and November. The last dividend of $.35 per share was paid November 1, 2004.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, Federal funds sold, securities available for sale, loans held for sale and loans maturing or repricing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through Federal funds lines with several regional banks and a line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”). Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

At March 31, 2005, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year totaled $1.06 billion or 68% of total earning assets. At March 31, 2005, approximately $763 million, or 58.8% of total loans, are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s market risk is composed primarily of interest rate risk. The Company’s Asset and Liability Management Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews and approves the guidelines established by ALCO.

Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measure changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate repricing values, is less utilized since it does not effectively measure the options risk impact on the Company and is not addressed here. Earnings simulation and economic value models, which more effectively measure the cash flow and optionality impacts, are utilized by management on a regular basis and are explained below.

Earnings Simulation Analysis

Management uses simulation analysis to measure the sensitivity of net interest income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better analysis of the sensitivity of earnings to changes in interest rates than other analyses, such as the static gap analysis discussed above.

Assumptions used in the model are derived from historical trends and management’s outlook and include loan and deposit growth rates and projected yields and rates. Such assumptions are monitored and periodically adjusted as appropriate. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are reflected in the different rate scenarios.

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month ramps versus the implied forward rates in intervals of 50 basis points up to a total of 200 basis points. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled as of March 31, 2005:

	Change in Net Interest Income
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	6.23%	$4,713
+50 basis points	1.57%	1,192
Most likely rate scenario	0.00%	—
-50 basis points	-1.53%	-1,159
-200 basis points	-6.38%	-4,830

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer term earnings sensitivity capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet, whereas the earnings simulation uses rate ramps over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation as of March 31, 2005:

	Change in Economic Value of Equity
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	2.01%	$6,235
+50 basis points	0.48%	1,501
Most likely rate scenario	0.00%	—
-50 basis points	-1.30%	-4,024
-200 basis points	-8.02%	-24,898

ITEM 4 – CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Item 6 - Exhibits

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

Union Bankshares Corporation
(Registrant)

May 10, 2005	By:	/s/ G. William Beale
(Date)		G. William Beale,
President and Chief Executive Officer

May 10, 2005	By:	/s/ D. Anthony Peay
(Date)		D. Anthony Peay,
Executive Vice President and Chief Financial Officer