Form 10-Q
period 2005-06-30
UNION BANKSHARES CORP
filed 2005-08-05
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of July 27, 2005, Union Bankshares Corporation had 8,769,086 shares of Common Stock outstanding.

UNION BANKSHARES CORPORATION

FORM 10-Q

June 30, 2005

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share information)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$42,648	$29,920
Interest-bearing deposits in other banks	5,576	523
Money market investments	102	130
Other interest-bearing deposits	2,598	2,598
Federal funds sold	1,027	73

Total cash and cash equivalents	51,951	33,244

Securities available for sale, at fair value	224,587	233,467

Loans held for sale	49,280	42,668

Loans, net of unearned income	1,313,818	1,264,841
Less allowance for loan losses	16,654	16,384

Net loans	1,297,164	1,248,457

Bank premises and equipment, net	42,363	40,945
Other real estate owned	—	14
Core deposit intangibles, net	9,112	9,721
Goodwill	31,297	30,992
Other assets	35,172	32,702

Total assets	$1,740,926	$1,672,210

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$261,181	$230,055
Interest-bearing deposits:
NOW accounts	203,139	195,309
Money market accounts	180,535	197,617
Savings accounts	120,333	117,851
Time deposits of $100,000 and over	252,564	209,929
Other time deposits	365,112	363,556

Total interest-bearing deposits	1,121,683	1,084,262

Total deposits	1,382,864	1,314,317

Securities sold under agreements to repurchase	54,034	45,024
Other short-term borrowings	7,610	24,514
Trust preferred capital notes	23,196	23,196
Long-term borrowings	89,700	90,271
Other liabilities	12,416	12,130

Total liabilities	1,569,820	1,509,452

Commitments and contingencies

Stockholders’ equity:
Common stock, $2 par value. Authorized 24,000,000 shares; issued and outstanding, 8,767,996 and 8,744,176 shares, respectively	17,536	17,488
Surplus	34,241	33,716
Retained earnings	115,283	106,460
Accumulated other comprehensive income	4,046	5,094

Total stockholders’ equity	171,106	162,758

Total liabilities and stockholders’ equity	$1,740,926	$1,672,210

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest and dividend income :
Interest and fees on loans	$22,007	$16,458	$42,558	$30,435
Interest on Federal funds sold	9	14	11	60
Interest on interest-bearing deposits in other banks	17	1	32	5
Interest on other interest-bearing deposits	20	6	35	6
Interest and dividends on securities:
Taxable	1,910	1,880	3,830	3,734
Nontaxable	925	995	1,854	2,004

Total interest and dividend income	24,888	19,354	48,320	36,244

Interest expense:
Interest on deposits	6,058	4,863	11,518	9,591
Interest on Federal funds purchased	87	37	151	37
Interest on short-term borrowings	526	134	743	203
Interest on long-term borrowings	1,195	1,154	2,596	2,131

Total interest expense	7,866	6,188	15,008	11,962

Net interest income	17,022	13,166	33,312	24,282

Provision for loan losses	135	308	467	739

Net interest income after provision
for loan losses	16,887	12,858	32,845	23,543

Noninterest income:
Service charges on deposit accounts	1,802	1,749	3,299	3,296
Other service charges, commissions and fees	1,086	817	2,097	1,571
Gains on securities transactions, net	4	3	4	3
Gains on sales of loans	3,674	3,339	6,259	5,521
Gains on sales of other real estate owned
and bank premises, net	43	64	38	79
Other operating income	408	302	667	487

Total noninterest income	7,017	6,274	12,364	10,957

Noninterest expenses:
Salaries and benefits	8,345	7,288	16,167	13,580
Occupancy expenses	997	813	1,995	1,501
Furniture and equipment expenses	967	861	1,869	1,588
Other operating expenses	4,185	3,793	7,933	6,596

Total noninterest expenses	14,494	12,755	27,964	23,265

Income before income taxes	9,410	6,377	17,245	11,235
Income tax expense	2,798	1,816	5,180	3,064

Net income	$6,612	$4,561	$12,065	$8,171

Basic net income per share	$0.76	$0.53	$1.38	$1.01
Diluted net income per share	$0.75	$0.53	$1.37	$1.00

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total

Balance - December 31, 2003	$15,254	$2,401	$94,102	$6,744		$118,501
Comprehensive income:
Net income - for the six months ended June 30, 2004			8,171		$8,171	8,171
Unrealized holding gains arising during the period (net of tax, $1,986)					(3,689)

Other comprehensive loss (net of tax, 1,986)				(3,689)	(3,689)	(3,689)

Total comprehensive income					$4,482

Cash dividends - 2004 ($.33 per share)			(2,521)			(2,521)
Issuance of common stock under Dividend Reinvestment Plan (8,543 shares)	17	238				255
Issuance of common stock under Incentive Stock Option Plan (14,886 shares)	30	230				260
Issuance of common stock for services rendered (1,134 shares)	2	34				36
Issuance of common stock in exchange for net assets in acquisition (1,022,756 shares)	2,046	29,634				31,680

Balance - June 30, 2004 (Unaudited)	$17,349	$32,537	$99,752	$3,055		$152,693

Balance - December 31, 2004	$17,488	$33,716	$106,460	$5,094		$162,758
Comprehensive income:
Net income - for the six months ended June 30, 2005			12,065		$12,065	12,065
Unrealized holding losses arising during the period (net of tax, $563)					(1,045)
Reclassification adjustment for gains included in net income (net of tax, $1)					(3)

Other comprehensive income (net of tax, $564)				(1,048)	(1,048)	(1,048)

Total comprehensive income					$11,017

Cash dividends - 2005 ($.37 per share)			(3,242)			(3,242)
Issuance of common stock under Dividend Reinvestment Plan (10,335 shares)	21	325				346
Tax benefit from exercise of stock awards		47				47
Unearned compensation on restricted stock, net of amortization		(175)				(175)
Issuance of restricted stock, stock incentive plan (5,330 shares)	11	181				192
Award of performance stock grants		23				23
Issuance of common stock under Incentive Stock Option Plan (8,055 shares)	16	121				137
Issuance of common stock for services rendered		3				3

Balance - June 30, 2005 (Unaudited)	$17,536	$34,241	$115,283	$4,046		$171,106

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2005 and 2004

(dollars in thousands)

	2005	2004
Operating activities:
Net income	$12,065	$8,171
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of bank premises and equipment	1,855	1,287
Amortization	794	816
Provision for loan losses	467	739
(Gains) on sales of other real estate owned and bank premises, net	(38)	(79)
Loans held for sale, net	(6,612)	(8,607)
Stock-based compensation	40	—
(Increase) in other assets	(2,216)	(1,868)
Increase in other liabilities	286	56

Net cash and cash equivalents provided by operating activities	6,641	515

Investing activities:
Purchase of securities available for sale	(10,870)	(45,110)
Proceeds from sale of securities available for sale	—	1,989
Proceeds from maturities of securities available for sale	18,008	52,562
Net increase in loans	(49,174)	(129,537)
Purchases of bank premises and equipment	(3,282)	(6,090)
Cash paid in bank acquisition	—	(23,235)
Cash acquired in bank acquisition	—	16,701
Proceeds from sales of other real estate owned	61	494

Net cash and cash equivalents used in investing activities	(45,257)	(132,226)

Financing activities:
Net increase in noninterest-bearing deposits	31,126	74,643
Net increase in interest-bearing deposits	37,421	13,355
Net increase (decrease) in short-term borrowings	(7,894)	36,717
Net increase in trust preferred capital notes	—	22,500
Net decrease in long-term borrowings	(571)	(456)
Issuance of common stock	483	551
Cash dividends paid	(3,242)	(2,521)

Net cash and cash equivalents provided by financing activities	57,323	144,789

Increase in cash and cash equivalents	18,707	13,078
Cash and cash equivalents at beginning of period	33,244	40,972

Cash and cash equivalents at end of period	$51,951	$54,050

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$14,771	$11,703
Income taxes	5,281	3,340
Supplemental schedule of noncash investing and financing activities:
Unrealized gain (loss) on securities available for sale	(1,612)	(5,675)
Issuance of common stock for services rendered	3	—
Issuance of common stock pursuant to restricted stock awards	192	—
Transactions related to the acquisition of subsidiary:
Increase in assets and lliabilities
Loans	—	$165,062
Securities	—	19,931
Other assets	—	39,220
Non-interest bearing deposits	—	38,503
Interest bearing deposits	—	145,981
Borrowings	—	7,000
Other liabilities	—	2,130
Issuance of common stock	—	31,680

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2005

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

On May 1, 2004, Union Bankshares completed its acquisition of Guaranty Financial Corporation (“Guaranty”) headquartered in Charlottesville, Virginia. This acquisition was accounted for using the purchase method of accounting. The total consideration paid to Guaranty stockholders in connection with the acquisition was approximately $54.9 million with approximately $23.2 million in cash and 1,023,000 shares of the Company’s common stock. Guaranty transactions have been included in the financial results since May 1, 2004. Included in the acquisition on May 1, 2004 were $248 million in assets, including $165 million in loans. Additionally, $184 million in deposits were acquired. As part of the purchase price allocation at May 1, 2004, the Company recorded $5.8 million in core deposit intangible, and goodwill of approximately $30.1 million.

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

During the first six months of 2005, the Company granted 5,330 performance stock grants and 5,330 restricted stock grants to certain members of senior management pursuant to the 2003 Plan. Compensation expense for performance stock and restricted stock grants is estimated and accrued over a four and five year service period, respectively. This compensation expense is based on the market price of Union Bankshares stock on the date of the grant and amortized on a straight-line basis over the requisite service period.

For the six months ending June 30, 2005, under APB Opinion No. 25, the Company recorded $40 thousand related to stock-based compensation. There were no stock grants or associated expense prior to 2005. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)
Net income, as reported	$6,612	$4,561	$12,065	$8,171
Total stock-based compensation expense determined under fair value based method for all awards	(101)	(98)	(201)	(196)

Pro forma net income	$6,511	$4,463	$11,864	$7,975

Earning per share:
Basic - as reported	$0.76	$0.53	$1.38	$1.01

Basic - pro forma	$0.74	$0.52	$1.36	$0.98

Diluted - as reported	$0.75	$0.53	$1.37	$1.00

Diluted - pro forma	$0.74	$0.52	$1.34	$0.97

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,
	2005	2004
Dividend yield	2.30%	2.39%
Expected life	10 years	10 years
Expected volatility	32.93%	34.54%
Risk-free interest rate	4.22%	4.22%

4.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the six months ended June 30, 2005 and 2004 (in thousands):

	2005	2004
Balance, January 1	$16,384	$11,519
Allowance of acquired bank	—	2,040
Provisions charged to operations	467	739
Recoveries credited to allowance	249	1,046
Loans charged off	(446)	(534)

Balance, June 30	$16,654	$14,810

5.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net icome by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options. There were no anti-dilutive options as of June 30, 2005. There were 52,300 anti-dilutive options as of June 30, 2004. The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2005 and 2004.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the three months Ended June 30, 2005
Basic EPS	$6,612	8,762	$0.76
Effect of dilutive stock options	—	75	(0.01)

Diluted EPS	$6,612	8,837	0.75

For the three months ended June 30, 2004
Basic EPS	$4,561	8,568	$0.53
Effect of dilutive stock options	—	88	—

Diluted EPS	$4,561	8,656	$0.53

For the six months Ended June 30, 2005
Basic EPS	$12,065	8,754	$1.38
Effect of dilutive stock options	—	73	(0.01)

Diluted EPS	$12,065	8,827	$1.37

For the six months ended June 30, 2004
Basic EPS	$8,171	8,099	$1.01
Effect of dilutive stock options	—	86	(0.01)

Diluted EPS	$8,171	8,185	$1.00

6.	TRUST PREFERRED CAPITAL NOTES

During the first quarter of 2004, Union Bankshares Corporation Statutory Trust I (the “Trust”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On March 18, 2004, $22.5 million of Trust Preferred Capital Notes were issued through a pooled underwriting totaling approximately $858.8 million. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.75%) which adjusts, and is payable quarterly. The interest rate at June 30, 2005 was 6.17%. The securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $22.5 million of the Union Bankshares Corporation’s junior subordinated debt securities with like maturities and like interest rates to the capital securities.

The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the Trust Preferred not considered as Tier I capital may be included in Tier II capital. The Trust Preferred Capital Notes represented 15% of Tier I capital at June 30, 2005.

The obligations of the Company with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the capital securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities and require a deferral of common dividends. The Company has not elected to defer interest payments on its junior subordinated debt securities.

7.	SEGMENT REPORTING DISCLOSURES

Union Bankshares Corporation has two reportable segments: traditional full service community banking and mortgage loan origination. The community bank segment includes four banks which provide loan, deposit and investment services to retail and commercial customers throughout their locations in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market on a servicing released basis through purchase commitments from investors, which subject the Company to only de minimis risk.

Profitability is measured by net income after taxes including realized gains and losses on the Company’s investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies of the Company. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2005 and 2004 follows:

Union Bankshares Corporation

Segment Report

	Community Banks	Mortgage	Elimination	Consolidated Totals
	(in thousands)
Three Months ended June 30, 2005
Net interest income	$16,763	$259	$—	$17,022
Provision for loan losses	135	—	—	135

Net interest income after provision for loan losses	16,628	259	—	16,887
Noninterest income	3,392	3,673	(48)	7,017
Noninterest expenses	11,348	3,194	(48)	14,494

Income before income taxes	8,672	738	—	9,410
Income tax expense	2,506	292	—	2,798

Net income	$6,166	$446	$—	$6,612

Assets	$1,738,112	$54,151	$(51,337)	$1,740,926

Three Months ended June 30, 2004
Net interest income	$12,793	$373	$—	$13,166
Provision for loan losses	308	—	—	308

Net interest income after provision for loan losses	12,485	373	—	12,858
Noninterest income	3,004	3,314	(44)	6,274
Noninterest expenses	9,990	2,809	(44)	12,755

Income before income taxes	5,499	878	—	6,377
Income tax expense	1,475	341	—	1,816

Net income	$4,024	$537	$—	$4,561

Assets	$1,607,490	$41,666	$(40,326)	$1,608,830

Six Months ended June 30, 2005
Net interest income	$32,821	$491	$—	$33,312
Provision for loan losses	467	—	—	467

Net interest income after provision for loan losses	32,354	491	—	32,845
Noninterest income	6,201	6,259	(96)	12,364
Noninterest expenses	22,231	5,829	(96)	27,964

Income before income taxes	16,324	921	—	17,245
Income tax expense	4,814	366	—	5,180

Net income	$11,510	$555	$—	$12,065

Assets	$1,738,112	$54,151	$(51,337)	$1,740,926

Six Months ended June 30, 2004
Net interest income	$23,642	$640	$—	$24,282
Provision for loan losses	739	—	—	739

Net interest income after provision for loan losses	22,903	640	—	23,543
Noninterest income	5,551	5,495	(89)	10,957
Noninterest expenses	18,278	5,076	(89)	23,265

Income before income taxes	10,176	1,059	—	11,235
Income tax expense	2,667	397	—	3,064

Net income	$7,509	$662	$—	$8,171

Assets	$1,607,490	$41,666	$(40,326)	$1,608,830

8.	STOCK REPURCHASE

The Board of Directors renewed authorization for the Company to buy up to 150,000 shares of the Company’s outstanding common stock in the open market at prices that management and the Board of Directors determine to be prudent. This authorization expires May 31, 2006. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock. It is anticipated that any repurchased shares will be used primarily for general corporate purposes, including the dividend reinvestment plan, incentive stock option plan and other employee benefit plans. No shares have been purchased under this authorization to date.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“FAS No. 154”) “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, FAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In December 2004, the FASB issued FAS No. 123(R) – Share-Based Payment, which replaces FAS No. 123 – Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 – Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 – Share-Based Payment, which provides interpretive guidance related to FAS No. 123(R). FAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the condensed consolidated statement of income. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. FAS No. 123(R) requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. In April 2005, the SEC delayed the effective date of FAS No. 123(R) to the beginning of the annual reporting period that begins after June 15, 2005. Management does not anticipate the adoption of this statement will have a significant effect on the Company’s consolidated financial position and results of operation. The Company currently measures compensation costs related to share-based payments under APB Opinion No. 25, as allowed by FAS No. 123, and provides disclosures in the notes to the consolidated financial statements as required under FAS No. 123.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements

10.	GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2001, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of FAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Accumulated amortization shown below for goodwill is for amounts amortized prior to the adoption of FAS No. 142. Based on management’s annual impairment review of goodwill and intangible assets there have been no impairment charges to date. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 8 to 15 years. As part of the purchase price allocation for the acquisition of Guaranty, the Company recorded approximately $5.8 million in core deposit intangible assets and $30.1 million in goodwill. The core deposit intangible assets recorded in the Guaranty acquisition are being amortized over an average of 8.74 years. Information concerning goodwill and intangible assets is presented in the following table:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
June 30, 2005
Amortizable core deposit intangibles	$13,623	$4,511	$9,112
Unamortizable goodwill	31,639	342	31,297

December 31, 2004
Amortizable core deposit intangibles	$13,623	$3,902	$9,721
Unamortizable goodwill	31,334	342	30,992

11.	COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At June 30, 2005 and 2004, the Company had outstanding loan commitments approximating $619.6 million and $434.8 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $25.5 million and $20.7 million at June 30, 2005 and 2004, respectively.

At June 30, 2005, the mortgage company had rate lock commitments to originate mortgage loans amounting to approximately $36.1 million and loans held for sale of $49.3 million. The mortgage company has entered into corresponding mandatory commitments, on a best-efforts basis, to sell loans servicing released totaling approximately $85.4 million. These commitments to sell loans are designed to eliminate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the accompanying consolidated balance sheet of Union Bankshares Corporation. As of June 30, 2005, and the related consolidated statements of income for the three and six month period ended June 30, 2005 and 2004 and the statements of changes in stockholders’ equity and cash flows for the six month periods ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of Union Bankshares Corporation and subsidiaries, as of December 31, 2004 and the related statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Winchester, Virginia

August 2, 2005

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (the “Company”). This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report, as well as the Annual Report of UBSH on Form 10-K for the year ended December 31, 2004. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and six month period ended June 30, 2005 and June 30, 2004 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes, while the percentages presented are computed based on unrounded amounts.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standard (“FAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) FAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral –present value of future cash flows or values that are observable in the secondary market – and the loan balance.

The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to either FAS No. 5 or FAS No. 114. Management’s estimate of each FAS No. 5 component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the loan portfolio; the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

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

Business Combinations

Statement of Financial Accounting Standards (“FAS”) No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. For purchase acquisitions, the Company is required to record assets acquired, including identifiable intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Effective January 1, 2001, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of FAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. The Company adopted FAS 147, Acquisitions of Certain Financial Institutions, on January 1, 2002 and determined that core deposit intangibles will continue to be amortized over their estimated useful life.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of June 30, 2005. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rates for the three and six months ending June 30, 2005 and 2004 were 29.7%, 30%, and 28.5% and 27.3%, respectively.

Overview

The Company is a multi-bank holding company which uses a super-community bank strategy to serve small and middle market business and retail consumers throughout the high-growth Central Virginia region. The Company offers a broad range of financial services through 45 branches of its four community banks and through its investment and mortgage companies. The four banks are well established with a long history of serving their communities: Union Bank & Trust Company (founded in 1902), Rappahannock National Bank (1902), Northern Neck State Bank (1907), and the Bank of Williamsburg (1999). Union Investment Services (1993) operates out of four locations and Mortgage Capital Investors (1986) serves customers through nine mortgage company locations in Virginia, Maryland and South Carolina. Additionally, the Bank of Williamsburg has a non-controlling interest in Johnson Mortgage Company (“JMC”). Virtually all non-retail, or backoffice, operations are consolidated within the holding company to create economies of scale, achieve efficiencies and allow the financial service subsidiaries to focus on customer service and delivery. At June 30, 2005, the Company had $1.7 billion in total assets.

For the quarter ended June 30, 2005, the Company’s net income was $6.6 million, a 45% increase over the same quarter a year earlier. Contributing to this expansion, year over year, was primarily improvement in the net interest margin followed by lower provision for loan losses and higher mortgage segment contributions. The purchase date of Guaranty on May 1, 2004 reflects two months of Guaranty earnings for the second quarter 2004. Compared to the three months ending June 30, 2004, quarterly margin expansion increased 41 basis points, to 4.44% from 4.03% on a fully taxable equivalent basis (“FTE”) for the same period ending June 2005. This is marked by increased loan yields, up 55 basis points, on a lagging cost of funds base increasing 25 basis points. The Federal funds target hikes, since June 2004, have helped fuel earnings growth given the Company’s asset sensitive balance sheet. This growth is a function of earning asset yields outpacing the cost of funds. Coupled with disciplined asset/liability management practice, this favorably impacts pricing and allows the Company to remain competitive in all of its markets.

Results of Operations

Net Income

Net income for the second quarter ended June 30, 2005 was $6.6 million, up 45% from the same quarter in 2004. Earnings per share, on a diluted basis, increased from $.53 to $.75 over the same time period. Return on average equity for the quarter ended June 30, 2005 was 15.85%, while return on average assets for the same period was 1.54%, compared to 12.13% and 1.23%, respectively, for the quarter a year earlier. Results for the first four months of 2004 do not reflect the May 1, 2004 acquisition of Guaranty Financial Corporation (“Guaranty”).

For the six months ended June 30, 2005, net income increased to $12.1 million from $8.2 million for the same period a year ago. Over this same period, earnings per share on a diluted basis increased 37% from $1.00 to $1.37. Return on average equity for the six months ended June 30, 2005 was 14.61%, while return on average assets for the same period was 1.43%, compared to 12.05% and 1.20% respectively, for the six months ended June 30, 2004.

On a linked quarter basis (current quarter to most recent quarter) net income improved 21.3% from $5.45 million to $6.61 million for the quarter ending June 2005. This represents an increase in earnings per share, on a diluted basis, of $.13, or 21%, for the quarter.

Non-GAAP Measures

Statement of Financial Accounting Standards (“FAS”) No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Prior to the issuance of SFAS No. 141, the Company accounted for most of its acquisition activity using the pooling method of accounting. The May 2004 acquisition of Guaranty Financial Corporation was the Company’s most significant business combination to be accounted for using the purchase method of accounting. This method introduces certain intangibles, such as goodwill and core deposit intangibles. At June 30, 2005, core deposit intangibles totaled $9.1 million, down from $10.3 million a year earlier and goodwill totaled $31.3 million, up $305 thousand from June 30, 2004. Amortization of core deposit intangibles has increased during 2005 as a result of the core deposit intangibles recorded in the Guaranty transaction.

In reporting its results, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Cash basis operating earnings per share was $.77 per share for the quarter ended June 30, 2005 as compared to $.55 per share a year earlier, an increase of 40%. Cash basis return on tangible equity for the second quarter of 2005 was 21.54% as compared to 15.61% a year earlier, and cash basis return on average tangible assets was 1.63% as compared to 1.30% a year earlier.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. A reconciliation of these non-GAAP measures from their respective GAAP basis measures can be found below.

ALTERNATIVE PERFORMANCE MEASURES

	For three months ended June 30,		For six months ended June 30,
	2005	2004	2005	2004
	(dollars in thousand, except per share amounts)
Net income	$6,612	$4,561	$12,065	$8,171
Plus amortization of core deposit intangibles	198	164	395	257

Cash basis operating earnings	6,810	4,429	12,460	8,428

Weighted average shares outstanding	8,836,488	8,656,013	8,826,875	8,184,894

Average equity	167,350	151,196	166,576	136,323
Less goodwill (average)	(31,297)	(21,210)	(31,155)	(11,037)
Less core deposit intangibles (average)	(9,267)	(8,607)	(9,419)	(6,733)

Average tangible equity	126,786	121,379	126,002	118,553

Average assets	1,719,346	1,488,835	1,696,340	1,367,972
Less goodwill (average)	(31,297)	(21,210)	(31,155)	(11,037)
Less core deposit intangibles (average)	(9,267)	(8,607)	(9,419)	(6,733)

Average tangible assets	1,678,782	1,459,018	1,655,766	1,350,202

Cash basis EPS fully diluted	$0.77	$0.55	$1.41	$1.03
Cash basis return on average tangible assets	1.63%	1.30%	1.52%	1.25%
Cash basis return on average tangible equity	21.54%	15.61%	19.94%	14.26%

(1) As a supplment to Generally Accepted Accounting Principles (“GAAP”), management also reviews operating performance based on its “cash basis earnings” to fully analyze its core business. Cash basis earnings exclude amortization expense attributable to intangibles (goodwill and core deposit intangibles) that do not qualify as regulatory capital. Financial ratios based on cash basis earnings exclude the amortization of nonqualifying intangible assets from earnings and the unamortized balance of nonqualifying intangibles from assets and equity.

In management’s opinion, cash basis earnings are useful to investors because by excluding non-operating adjustments stemming from the consolidation of our organization, they allow investors to see clearly the combined economic results of our multi-bank company. These non-GAAP disclosures should not, however, be viewed in direct comparison with non-GAAP measures of other companies.

Net Interest Income

Net interest income on a fully tax equivalent (FTE) basis increased $3.8 million, or 27% to $17.5 million for the quarter as compared to the same quarter in 2004. Average earning assets increased $210.9 million, or $15.4%, funded by interest-bearing liabilities growth of $156.3 million, or 13.7%. Average demand deposits contributed $53.5 million to fund loan demand and represent a 28.4% increase since June of 2004. For the second quarter of 2005, these factors coupled with increased yields on loans of 6.55%, from 6.00%, offset by an increased cost of funds of 2.43%, from 2.18%, moved the net interest margin 41 basis points from a year ago to 4.44%. Of the $210.9 million in average earning assets growth (primarily in the commercial and construction portfolios), approximately 22% was funded by noninterest bearing deposits, contributing positively to the increased margin. Since June 2004 we have experienced an increase in the Federal funds target at each Federal Reserve Board Open Market Committee (“FOMC”) meeting, benefiting the Company due to its asset sensitivity. The Company continues to be asset sensitive and would benefit from continued increases in interest rates, albeit at a slower pace than that experienced during the first six months of 2005. In an effort to protect its improved net interest margin, management will continue to monitor its interest rate risk as the FOMC nears the anticipated end of the current tightening cycle.

On a linked quarter basis the Company’s net interest margin (FTE) grew by $732 thousand, or 4.4% for the quarter ending June 30, 2005. This translates into a three basis point addition to the net interest margin during the quarter, from 4.41% to 4.44%. Increases in demand deposits helped reduce the overall cost of funds. Loan yields increased by 17 basis points to 6.55% while cost of funds increased by 15 basis points to 2.43%. Large certificate of deposits (those greater than $100 thousand), on average, continued to experience growth of approximately 10%, same as the prior quarter, and added to the interest bearing funding base of $1.3 billion.

Provision for Loan Losses

The Company’s asset quality remains strong and is reflected in the $173 thousand decrease in provision for loans losses from $308 thousand for the quarter ended June 30, 2004 to $135 thousand for the quarter ended June 30, 2005. Contributing to the overall decline in the provision for loan losses has been improved credit quality and the payout of low credit quality loans. At June 30, 2005, nonperforming assets totaled $11.3 million, including a single credit relationship totaling $11 million. The loans in this relationship are secured by real estate, but based on the information currently available management has allocated $1.1 million in reserves. (See Asset Quality)

Noninterest Income

Noninterest income for the three months ended June 30, 2005 increased by $743 thousand to $7 million, or 11.8%, compared to the same quarter in 2004.

For the same period, other service charges, commissions and fees increased $269 thousand or 33%. The increase in other service charges was driven primarily by a $125 thousand increase in income related to debit card and ATM transactions. The volume of transactions processed has increased over the last year due to increased acceptance and usage by customers. Letter of credit and exchange fees contributed an additional $79 thousand in other service charges.

Gains on sales of loans increased $335 thousand over the same period a year ago. Mortgage loan production for the second quarter of 2005 totaled $153.9 million as compared to $148.7 million in the second quarter of 2004. Additionally, a slight shift in our mix from brokered loans to more profitable correspondent loans also contributed to this increase. (See Segment Information)

Other operating income increased by $106 thousand to $408 thousand during the second quarter of 2005. This increase is due primarily to an increase in income from our investment in Bankers Insurance Group ($54 thousand), incentive rewards from our credit card processor ($38 thousand).

Compared to quarter ended March 31, 2005, noninterest income increased $1.7 million or 31% from $5.3 million to $7.0 million. This change includes an increase of $1.1 million, or 42%, in gains on sales of mortgage loans, $304 thousand in service charges on deposit accounts and $151 thousand in other operating income. Mortgage loan production increased $38 million, or 33%, from the prior quarter representing most of the increase in the gain on sale of mortgages. The increase in service charges on deposit accounts was driven primarily by an increase in overdraft and return check charges. This improvement was primarily a result of the extension of the overdraft protection service to the Charlottesville market and additional marketing efforts to current customers. The increase in other operating income was due largely to an increase in income from our investment in JMC. Additional sources of increased income were incentive rewards from our credit card processor as well as our investment in Bankers Insurance Group.

Noninterest Expense

Noninterest expense during the second quarter of 2005 increased $1.7 million from the same quarter in the prior year. Management continuously monitors expenses closely to ensure any increases are in line with the Company’s expectations, but sufficient to maintain the appropriate operating foundation for future growth. Additionally, management has achieved the cost savings as modeled in the Guaranty acquisition.

Salaries and benefits increased $1.1 million from the same period a year ago. This increase is due to the opening of additional branches, increased commissions in the mortgage segment due to increased loan production, additional profit sharing expense and normal compensation adjustments.

Occupancy expense increased $184 thousand from $813 thousand for the same period a year ago. Furniture and equipment expenses increased $106 from $861 thousand for the three months ended June 30, 2004. These increases were primarily due to the opening of additional branches. Other contributing components include increased custodial fees, electricity, and repairs and maintenance.

Other operating expense increased $392 thousand from $3.7 million from the same period a year ago. This includes an increase of $305 thousand in telephone and internet, courier and armored car, stationary and supplies. Other increases include marketing, franchise tax, training, directors’ fees, and ATM expenses. Lastly, the conversion of Guaranty’s data processing to the Company’s data processing platform represents an approximate cost savings of $174 thousand when compared to last year’s same quarter.

On a linked quarter basis noninterest expense increased $1 million or 7.6%. This change includes an increase of $523 thousand in salaries representing increased commissions paid as a result of increased mortgage loan production in the mortgage segment. Other operating expenses increased $437 thousand. Professional services increased $81 thousand largely as a result of additional Sarbanes Oxley audit and accounting fees. Marketing and advertising increased $69 thousand. The remaining increase included training, employee travel and meals, directors’ education, charged off overdrafts and other loan processing related expenses, software and courier expense.

Segment Information

Second quarter net income for the community banking segment was $6.2 million, an increase of $2.1 million or 55% from $4.0 million in the second quarter of 2004. Net income for the mortgage banking segment was $446 thousand, a decline of $91 thousand or 17% from $537 thousand in the same quarter of 2004. For the six months ended June 30, 2005, net income for the community bank segment increased to $11.5 million from $7.5 million at June 30, 2004, while the mortgage segment decreased to $555 thousand from $662 thousand for the same period of 2004.

The community banking segment net income, on a linked quarter basis, increased $822 thousand or 15.4% to $6.2 million. Margin expansion of $704 thousand, in addition to $197 thousand improvement in the provision for loan losses, drove the quarterly profit increase. Mortgage segment net income increased $337 thousand to $446 thousand from the prior quarter, primarily as a result of loan production increases and product mix in a low mortgage rate environment.

The mortgage banking segment was driven by a strong purchase market during the quarter as refinances fell to 27.6% of production from 30.7% in the prior quarter and 32.6% the same quarter last year. The emphasis on purchases led to more profitable loan originations compared to the previous quarter. Year over year, market demand has led to increasing competitive pricing and the introduction of additional conventional loan products that have resulted in lower income per loan than more traditional conventional and governmental loans. The introduction of new products has also resulted in increased internal production as 20% of loans were closed by third parties during the quarter compared to 22.5% in the prior quarter and 24.6% in the same quarter last year.

Balance Sheet Review

Net loans were $1.3 billion and $1.2 billion at June 30, 2005 and 2004, respectively. Sequential quarter growth represents approximately $15.8 million or an increase of 1.23% predominately within the construction and equity line portfolios. The rising interest rate environment has improved the Company’s yield on earning assets. In particular, the 225 basis point increase in the Federal funds target rate since the

FOMC began raising rates in June 2004 from 1%, has helped with improving yields (FTE) on loans, and for the quarter represents an increase from 6.38% to 6.55%. During that same period the Company’s cost of funds increased from 2.28% to 2.43%. Total deposits increased $38.9 million during the second quarter of 2005 to $1.4 billion. Growth of $20.3 million and $19.0 million was experienced in large certificates of deposits (those greater than $100 thousand) and demand deposits, respectively, offset by a decline in money market accounts of $8.1 million. Moreover, the rate and volume of deposit growth to loan growth for the quarter has allowed for less reliance on purchased funds as evidenced by the decline in short term borrowings from $14.1 million to $7.6 million.

At June 30, 2005 total assets were $1.74 billion, up 8%, or $132 million from $1.60 billion a year earlier. Securities decreased to $224.6 million compared to $244.9 million for the same period. Total assets have increased $41.0 million from $1.70 billion at March 2005 to $1.74 billion at June 2005. Securities increased $1.8 million from $222.8 million to $224.6 million. The Company’s capital position remains strong with an equity-to-assets ratio of 9.83%.

	Union Bankshares Corporation
	AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)
	For the three months ended June 30
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Yield/ Rate(3)	Average Balance	Interest Income/ Expense	Yield/ Rate (3)	Average Balance	Interest Income/ Expense	Yield/ Rate (3)
	(Dollars in thousands)
Assets:
Securities:
Taxable .	$150,968	$1,910	5.07%	$163,682	$1,880	4.62%	$176,230	$2,124	4.83%
Tax-exempt(1)	75,046	1,422	7.60%	84,557	1,507	7.17%	86,261	1,726	8.03%

Total securities	226,014	3,332	5.91%	248,239	3,387	5.49%	262,491	3,850	5.88%
Loans, net (1) (2)	1,309,827	21,401	6.55%	1,071,260	15,981	6.00%	760,843	12,923	6.81%
Loans held for sale	38,400	609	6.36%	40,561	553	5.48%	49,122	612	5.00%
Federal funds sold	4,205	9	0.89%	7,520	14	0.75%	11,451	20	0.70%
Money market investments	84	—	2.61%	82	0	0.69%	1,374	4	1.17%
Interest-bearing deposits in other banks	2,326	17	2.87%	2,624	1	0.21%	2,641	8	1.21%
Other interest-bearing deposits	2,598	19	2.92%	2,306	6	1.08%	—	—

Total earning assets	1,583,454	25,387	6.43%	1,372,592	19,942	5.84%	1,087,922	17,417	6.42%
Allowance for loan losses	(16,572)			(13,524)			(9,743)
Total non-earning assets	152,464			129,767			77,489

Total assets	$1,719,346			$1,488,835			$1,155,668

Liabilities & Stockholders’ Equity:
Interest-bearing deposits:
Checking .	$200,773	177	0.35%	$174,355	119	0.27%	$133,009	160	0.48%
Money market savings	183,643	727	1.59%	150,711	322	0.86%	95,341	250	1.05%
Regular savings	119,952	245	0.82%	113,242	169	0.60%	88,902	197	0.89%
Certificates of deposit:
$100,000 and over	243,826	2,125	3.50%	189,080	1,630	3.47%	161,719	1,567	3.89%
Under $100,000	362,450	2,784	3.08%	351,406	2,624	3.00%	320,366	2,862	3.58%

Tota linterest-bearing deposits	1,110,644	6,058	2.19%	978,794	4,864	2.00%	799,337	5,036	2.53%
Other borrowings	185,589	1,808	3.91%	161,154	1,324	3.30%	94,838	985	4.17%

Total interest-bearing liabilities	1,296,233	7,866	2.43%	1,139,948	6,188	2.18%	894,175	6,021	2.70%
Noninterest bearing liabilities:
Demand deposits	242,183			188,696			137,171
Other liabilities	13,580			8,993			12,825

Total liabilities	1,551,996			1,337,637			1,044,171
Stockholders’ equity	167,350			151,198			111,497

Total liabilities and stockholders’ equity	$1,719,346			$1,488,835			$1,155,668

Net interest income		$17,521			$13,754			$11,396

Interest rate spread			4.00%			3.66%			3.72%
Interest expense as a percent of average earning assets			1.99%			1.81%			2.22%
Net interest margin			4.44%			4.03%			4.20%

(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(2)	Collection of $94 thousand in foregone interest on a previously charged off credit has been excluded. Nonaccrual loans have been included in the balance.
(3)	Annualized.

	Union Bankshares Corporation
	AVERAGE BALANCES(1), INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)
	For the six months ended June 30,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Yield/ Rate (3)	Average Balance	Interest Income/ Expense	Yield/ Rate (3)	Average Balance	Interest Income/ Expense	Yield/ Rate (3)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$153,016	$3,829	5.05%	$160,326	$3,734	4.68%	$177,034	$4,347	4.95%
Tax-exempt(2)	74,750	2,853	7.70%	83,112	3,034	7.34%	87,880	3,439	7.89%

Total securities	227,766	6,682	5.92%	243,438	6,768	5.59%	264,914	7,786	5.93%
Loans, net (1) (2)	1,292,630	41,477	6.47%	982,048	29,692	6.08%	744,500	25,586	6.93%
Loans held for sale	35,054	1,081	6.22%	31,626	884	5.62%	42,976	1,133	5.32%
Federal funds sold	2,644	11	0.86%	13,294	60	0.91%	14,970	64	0.86%
Money market investments	77	1	2.28%	112	0	0.43%	3,731	22	1.19%
Interest-bearing deposits in other banks	2,415	32	2.69%	2,269	5	0.43%	2,099	13	1.25%
Other interest-bearing deposits	2,598	34	2.65%	1,181	6	1.06%	—	—

Total earning assets	1,563,184	49,318	6.36%	1,273,968	37,415	5.91%	1,073,190	34,604	6.50%
Allowance for loan losses	(16,535)			(12,605)			(9,609)
Total non-earning assets	149,691			106,609			74,898

Total assets	$1,696,340			$1,367,972			$1,138,479

Liabilities & Stockholders’ Equity:
Interest-bearing deposits:
Checking	$197,706	324	0.33%	$161,056	225	0.28%	$131,026	333	0.51%
Money market savings	187,689	1,365	1.47%	129,590	544	0.84%	95,629	519	1.09%
Regular savings	119,453	464	0.78%	104,416	314	0.60%	88,059	414	0.95%
Certificates of deposit:
$100,000 and over	232,836	3,959	3.43%	183,798	3,211	3.51%	159,133	3,111	3.94%
Under $100,000	361,588	5,406	3.01%	340,311	5,298	3.13%	316,661	5,745	3.66%

Total interest-bearing deposits	1,099,272	11,518	2.11%	919,171	9,592	2.10%	790,508	10,122	2.58%
Other borrowings	184,235	3,490	3.82%	134,670	2,370	3.54%	96,093	1,962	4.12%

Total interest-bearing liabilities	1,283,507	15,008	2.36%	1,053,841	11,962	2.28%	886,601	12,084	2.75%
Noninterest bearing liabilities:
Demand deposits	233,309			169,163			131,038
Other liabilities	12,948			8,645			11,662

Total liabilities	1,529,764			1,231,649			1,029,301
Stockholders’ equity	166,576			136,323			109,178

Total liabilities and stockholders’ equity	$1,696,340			$1,367,972			$1,138,479

Net interest income		$34,310			$25,453			$22,520

Interest rate spread			4.00%			3.62%			3.75%
Interest expense as a percent of average earning assets			1.94%			1.89%			2.26%
Net interest margin			4.43%			4.02%			4.21%

(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(2)	Collection of $196 thousand in foregone interest on a previously charged off credit has been excluded. Nonaccrual loans have been included in the balance.
(3)	Annualized.

Loan Portfolio

The following table presents the composition of the Company’s loans (net of unearned income) in dollar amounts and as a percentage of the Company’s total gross loans as of the indicated date:

	June 30, 2005	% of Total	December 31, 2004	% of Total	June 30, 2004	% of Total
Mortgage loans on real estate:
Residential 1-4 family	272,382	20.7%	270,341	21.4%	255,510	21.7%
Commercial	390,522	29.7%	368,816	29.2%	335,586	28.6%
Construction	240,088	18.3%	221,190	17.5%	203,589	17.3%
Second mortgages	20,256	1.5%	18,017	1.4%	18,185	1.5%
Equity lines of credit	97,359	7.4%	90,042	7.2%	75,596	6.4%
Multifamily	9,523	0.7%	18,287	1.4%	12,043	1.0%
Agriculture	9,634	0.7%	5,530	0.4%	7,964	0.7%

Total real estate loans	1,039,764	79.1%	992,223	78.5%	908,473	77.3%

Commercial Loans	125,977	9.6%	135,907	10.7%	137,637	11.7%

Consumer installment loans
Personal	124,612	9.5%	113,841	9.0%	112,204	9.5%
Credit cards	8,590	0.7%	8,655	0.7%	7,300	0.6%

Total consumer installment loans	133,202	10.2%	122,496	9.7%	119,504	10.2%

All other loans and agriculture loans	14,875	1.1%	14,219	1.1%	9,817	0.8%

Gross loans	1,313,818	100.0%	1,264,845	100.0%	1,175,431	100.0%
Less unearned income on loans	—		(4)		(13)

Loans, net of unearned income	1,313,818		$1,264,841		$1,175,418

The Company’s portfolio is significantly concentrated in real estate, including 1-4 family, commercial and construction loans. The risks attributable to these concentrations are managed by our seasoned bankers focusing their lending to borrowers with proven track records in markets with which we are familiar.

Asset Quality

The allowance for loan losses represents management’s estimate of the amount adequate to provide for potential losses inherent in the loan portfolio. The Company’s management has established an allowance for loan losses which it believes is adequate for the risk of loss inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies.

Management maintains a list of loans that have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. At June 30, 2005, non-performing assets totaled $11.3 million, including a single credit relationship totaling $11 million in loans. These loans are secured by real estate (two assisted living facilities and other real estate), but based on the information currently available, a reserve of $1.1 million has been allocated for possible losses on these loans. Since the end of the first quarter 2004, the Company has entered into a workout agreement with the borrower. Under the terms of the workout, the Company extended further credit of approximately $1.6 million secured by real estate with significant equity. During the second quarter of 2005, the Company extended additional credit of approximately $315 thousand in order to proceed with the workout agreement. Through a related party, the borrower has nearly completed the process of obtaining local approval to sell lots in a new subdivision. With the proceeds from a development loan secured by the new subdivision, the borrower will payoff the credit extended as part of the workout agreement and make an immediate curtailment of the operating loans to the assisted living facilities. The Company anticipates that this transaction should occur in the third quarter of 2005. The Company anticipates that this workout has and will continue to result in a reduction of overall exposure to the borrower. This situation has had a significant negative impact on the asset quality ratios that follow since the loans were put on nonaccrual in June 2003.

Nonaccrual loans increased $378 thousand from $10.9 million as of March 31, 2005 to $11.3 million as of June 30, 2005. This increase was due primarily to the extension of the additional credit previously mentioned. Net charge-offs were $52 thousand for the quarter compared to $466 thousand in net recoveries the same quarter last year. Recoveries during the quarter were lower than the same quarter last year as the Company completed, in 2004, the recovery of principal on a large loan charged off in prior years. Approximately $196 thousand has been collected in foregone interest on a previously charged off credit and recorded in interest income.

The allowance for loan losses totaled $16.6 million at June 30, 2005 or 1.27% of total loans, as compared to 1.30% at December 31, 2004 and 1.26% at June 30, 2004.

	June 30, 2005	December 31, 2004	June 30, 2004
	( in thousands)
Nonaccrual loans	$11,290	$11,169	$11,077
Foreclosed properties	—	14	14

Nonperforming assets	$11,290	$11,183	$11,091

Allowance for loan losses	$16,654	$16,384	$14,810
Allowance as% of total loans	1.27%	1.30%	1.26%
Allowance as% of nonperforming assets	148%	147%	133%
Nonperforming assets to loans and foreclosed properties	0.86%	0.88%	0.94%
Net charge-offs (recoveries) annualized to year to date average loans outstanding	0.03%	-0.06%	0.10%

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

Since December 31, 2004, stockholders’ equity has increased by $8.3 million. This is the result of net income of $12 million year to date, less $3.2 million in dividends paid to our shareholders. The decrease in the unrealized gain on the Company’s securities portfolio reduced equity by $1 million. The issuance of common stock under the dividend reinvestment plan, stock options, and stock grants represents the remainder of this increase.

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

At June 30, 2005, the Company’s ratio of total capital to risk-weighted assets was 11.96% and its ratio of Tier 1 capital to risk-weighted assets was 10.76%. Both ratios exceed the minimum capital requirements. Each of the banking subsidiaries maintain a risk-based capital ratio in excess of 10% and meet the definition of “well capitalized”. The following summarizes the Company’s regulatory capital and related ratios at June 30, 2005 and June 30, 2004 (dollars in thousands):

	June 30, 2005	June 30, 2004
Tier 1 Capital	$149,150	$130,621
Tier 2 Capital	16,654	14,810
Total risk-based capital	165,804	145,431
Total risk-weighted assets	1,386,705	1,294,727

Capital Ratios:
Tier 1 risk-based capital ratio	10.76%	10.09%
Total risk-based capital ratio	11.96%	11.23%
Leverage ratio (Tier 1 capital to average adjusted total assets)	8.88%	9.02%
Equity to assets ratio	9.83%	9.49%

The Company’s book value per share at June 30, 2005 was $19.52. Dividends to stockholders are typically paid semi-annually in the first week of May and November. The last dividend of $.37 per share was paid May 2, 2005.

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

At June 30, 2005, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year totaled $1.1 billion or 69% of total earning assets. At June 30, 2005, approximately $779 million, or 59.3% of total loans, are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month ramps versus the implied forward rates in intervals of 50 basis points up to a total of 200 basis points. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled as of June 30, 2005:

	Change in Net Interest Income
Change in Yield Curve	(Percent)	( $ in thousands)
+200 basis points	6.74%	$5,123
+50 basis points	1.65%	1,256
Most likely rate scenario	0.00%	—
-50 basis points	-1.69%	-1,287
-200 basis points	-6.92%	-5,254

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer term earnings sensitivity capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet, whereas the earnings simulation uses rate ramps over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation as of June 30, 2005:

	Change in Economic Value of Equity
Change in Yield Curve	(Percent)	( $ in thousands)
+200 basis points	3.43%	$10,541
+50 basis points	1.59%	4,889
Most likely rate scenario	0.00%	—
-50 basis points	-2.06%	-6,316
-200 basis points	-10.13%	-31,090

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 19, 2005, at which time stockholders were asked to consider two proposals, as follows:

1. To elect three (3) directors to serve as Class III directors for a three-year term and one (1) director to serve as a Class I director for the remaining one-year portion of the Class I directors’ three year term; and

2. To ratify the appointment of Yount, Hyde & Barbour, P.C. as the Company’s independent auditors for the year ended December 31, 2005.

The vote tabulation was as follows:

1. Election of three Class III directors to serve for a term of three years, and Election of one director to serve as Class I director for the remaining one year portion of the Class I directors three year term:

Director	Votes For	Votes Withheld
G. William Beale	7,216,908	34,520
Patrick J. McCann	7,218,249	33,179
Hullihen W. Moore	7,217,874	33,554
Douglas E. Caton	7,204,148	47,280

2. To ratify the appointment of Yount, Hyde, Barbour, P.C. as independent auditors for the Company for 2005.

Votes For	Votes Against	Abstain
7,140,389	71,736	39,303

Item 6 - Exhibits

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation
(Registrant)

August 5, 2005	By:	/s/ G. William Beale
(Date)		G. William Beale,
President and Chief Executive Officer

August 5, 2005	By:	/s/ D. Anthony Peay
(Date)		D. Anthony Peay,
Executive Vice President and Chief Financial Officer