Form 10-Q
period 2005-09-30
UNION BANKSHARES CORP
filed 2005-11-09
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    YES  ☐    NO  ☒

As of November 1, 2005, Union Bankshares Corporation had 8,778,009 shares of Common Stock outstanding.

UNION BANKSHARES CORPORATION

FORM 10-Q

September 30, 2005

Part I- FINANCIAL INFORMATION

Item 1 - Financial Statements

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share information)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents:
Cash and due from banks	$40,463	$29,920
Interest-bearing deposits in other banks	1,345	523
Money market investments	118	130
Other interest-bearing deposits	2,598	2,598
Federal funds sold	23,435	73

Total cash and cash equivalents	67,959	33,244

Securities available for sale, at fair value	227,411	233,467

Loans held for sale	43,191	42,668

Loans, net of unearned income	1,349,066	1,264,841
Less allowance for loan losses	16,922	16,384

Net loans	1,332,144	1,248,457

Bank premises and equipment, net	43,361	40,945
Other real estate owned	—	14
Core deposit intangibles, net	8,808	9,721
Goodwill	31,297	30,992
Other assets	37,275	32,702

Total assets	$1,791,446	$1,672,210

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$268,916	$230,055
Interest-bearing deposits:
NOW accounts	200,941	195,309
Money market accounts	187,539	197,617
Savings accounts	119,006	117,851
Time deposits of $100,000 and over	283,399	209,929
Other time deposits	372,884	363,556

Total interest-bearing deposits	1,163,769	1,084,262

Total deposits	1,432,685	1,314,317

Securities sold under agreements to repurchase	48,309	45,024
Other short-term borrowings	—	24,514
Trust preferred capital notes	23,196	23,196
Long-term borrowings	89,700	90,271
Other liabilities	20,155	12,130

Total liabilities	1,614,045	1,509,452

Commitments and contingencies

Stockholders’ equity:
Common stock, $2 par value. Authorized 24,000,000 shares; issued and outstanding, 8,773,136 and 8,744,176 shares, respectively	17,546	17,488
Surplus	34,355	33,716
Retained earnings	122,167	106,460
Accumulated other comprehensive income	3,333	5,094

Total stockholders’ equity	177,401	162,758

Total liabilities and stockholders’ equity	$1,791,446	$1,672,210

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest and dividend income :
Interest and fees on loans	$23,537	$18,529	$66,095	$48,964
Interest on Federal funds sold	68	41	79	102
Interest on interest-bearing deposits in other banks	10	12	43	18
Interest on other interest-bearing deposits	22	15	57	21
Interest and dividends on securities:
Taxable	1,883	2,004	5,712	5,738
Nontaxable	917	981	2,771	2,983

Total interest and dividend income	26,437	21,582	74,757	57,826

Interest expense:
Interest on deposits	6,769	5,144	18,287	14,736
Interest on Federal funds purchased	20	54	170	91
Interest on short-term borrowings	376	180	1,120	383
Interest on long-term borrowings	1,352	1,327	3,948	3,458

Total interest expense	8,517	6,705	23,525	18,668

Net interest income	17,920	14,877	51,232	39,158

Provision for loan losses	430	895	897	1,634

Net interest income after provision for loan losses	17,490	13,982	50,335	37,524

Noninterest income:
Service charges on deposit accounts	1,771	1,807	5,071	5,103
Other service charges, commissions and fees	1,130	802	3,228	2,374
Gains on securities transactions, net	20	44	23	47
Gains on sales of loans	3,999	3,013	10,258	8,534
Gains on sales of other real estate owned and bank premises, net	—	—	38	79
Other operating income	367	432	1,034	920

Total noninterest income	7,287	6,098	19,652	17,057

Noninterest expenses:
Salaries and benefits	8,772	7,715	24,939	21,296
Occupancy expenses	1,057	958	3,052	2,459
Furniture and equipment expenses	998	930	2,867	2,518
Other operating expenses	3,989	4,389	11,922	10,985

Total noninterest expenses	14,816	13,992	42,780	37,258

Income before income taxes	9,961	6,088	27,207	17,323
Income tax expense	3,078	1,631	8,259	4,695

Net income	$6,883	$4,457	$18,948	$12,628

Basic net income per share	$0.79	$0.51	$2.16	$1.52
Diluted net income per share	$0.78	$0.51	$2.14	$1.51

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance - December 31, 2003	$15,254	$2,401	$94,102	$6,744		$118,501
Comprehensive income:
Net income - for the nine months ended September 30, 2004			12,628		$12,628	12,628
Unrealized holding losses arising during the period (net of tax, $193)					(357)
Reclassification adjustment for gains included in net income (net of tax, $16)					(31)

Other comprehensive loss (net of tax, $209)				(388)	(388)	(388)

Total comprehensive income					$12,240

Cash dividends - 2004 ($.33 per share)			(2,521)			(2,521)
Issuance of common stock under Dividend Reinvestment Plan (8,543 shares)	17	238				255
Issuance of common stock under Incentive Stock Option Plan (14,886 shares)	98	568				666
Issuance of common stock for services rendered (1,134 shares)	2	34				36
Issuance of common stock in exchange for net assets in acquisition (1,022,756 shares)	2,046	29,634				31,680

Balance - September 30, 2004 (Unaudited)	$17,417	$32,875	$104,209	$6,356		$160,857

Balance - December 31, 2004	$17,488	$33,716	$106,460	$5,094		$162,758
Comprehensive income:
Net income - for the nine months ended September 30, 2005			18,948		$18,948	18,948
Unrealized holding losses arising during the period (net of tax, $940)					(1,746)
Reclassification adjustment for gains included in net income (net of tax, $8)					(15)

Other comprehensive loss (net of tax, $948)				(1,761)	(1,761)	(1,761)

Total comprehensive income					$17,187

Cash dividends - 2005 ($.37 per share)			(3,241)			(3,241)
Issuance of common stock under Dividend Reinvestment Plan (10,335 shares)	21	325				346
Tax benefit from exercise of stock awards		47				47
Unearned compensation on restricted stock, net of amortization		(167)				(167)
Issuance of restricted stock, stock incentive plan (5,330 shares)	11	181				192
Award of performance stock grants		35				35
Issuance of common stock under Incentive Stock Option Plan (14,294 shares)	26	215				241
Issuance of common stock for services rendered		3				3

Balance - September 30, 2005 (Unaudited)	$17,546	$34,355	$122,167	$3,333		$177,401

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2005 and 2004

(dollars in thousands)

	2005	2004
Operating activities:
Net income	$18,948	$12,628
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of bank premises and equipment	2,816	2,159
Amortization, net	1,180	1,230
Provision for loan losses	897	1,634
(Gains) on sales of securities available for sale	(23)	(47)
(Gains) on sales of other real estate owned and bank premises, net	(38)	(79)
Loans held for sale, net	(523)	(4,483)
Amortization of stock-based compensation	60	—
(Increase) in other assets	(3,883)	(3,275)
Increase in other liabilities	8,025	989

Net cash and cash equivalents provided by operating activities	27,459	10,756

Investing activities:
Purchase of securities available for sale	(27,132)	(67,795)
Proceeds from sale of securities available for sale	—	12,354
Proceeds from maturities of securities available for sale	30,236	74,361
Net increase in loans	(84,584)	(187,041)
Purchases of bank premises and equipment	(5,241)	(7,628)
Cash paid in bank acquisition	—	(23,235)
Cash acquired in bank acquisition	—	16,701
Proceeds from sales of other real estate owned	61	494

Net cash and cash equivalents used in investing activities	(86,660)	(181,789)

Financing activities:
Net increase in noninterest-bearing deposits	38,860	45,377
Net increase in interest-bearing deposits	79,507	65,917
Net increase (decrease) in short-term borrowings	(21,229)	2,243
Net increase in trust preferred capital notes	—	22,500
Net increase in long-term borrowings	—	36,854
Issuance of common stock	590	957
Cash dividends paid	(3,241)	(2,521)
Repayment of long-term borrowings	(571)	—

Net cash and cash equivalents provided by financing activities	93,916	171,327

Increase in cash and cash equivalents	34,715	294
Cash and cash equivalents at beginning of period	33,244	40,972

Cash and cash equivalents at end of period	$67,959	$41,266

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$23,292	$18,422
Income taxes	8,783	4,678
Supplemental schedule of noncash investing and financing activities:
Unrealized (loss) on securities available for sale	(2,709)	(550)
Issuance of common stock for services rendered	3	36
Issuance of common stock pursuant to restricted stock awards	192	—
Transactions related to the acquisition of subsidiary:
Increase in assets and liabilities
Loans	—	$165,062
Securities	—	19,931
Other assets	—	39,220
Non-interest bearing deposits	—	38,503
Interest bearing deposits	—	145,981
Borrowings	—	7,000
Other liabilities	—	2,130
Issuance of common stock	—	31,680

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2005

1. ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

2. MERGERS AND ACQUISITIONS

On May 1, 2004, the Company completed its acquisition of Guaranty Financial Corporation (“Guaranty”) headquartered in Charlottesville, Virginia. This acquisition was accounted for using the purchase method of accounting. The total consideration paid to Guaranty stockholders in connection with the acquisition was approximately $54.9 million with approximately $23.2 million in cash and 1,023,000 shares of the Company’s common stock. Guaranty transactions have been included in the financial results since May 1, 2004. Included in the acquisition on May 1, 2004 were $248 million in assets, including $165 million in loans. Additionally, $184 million in deposits were acquired. As part of the purchase price allocation at May 1, 2004, the Company recorded $5.8 million in core deposit intangible, and goodwill of approximately $30.1 million.

3. STOCK-BASED COMPENSATION

The shareholders approved at the 2003 Annual Meeting the adoption of the Company’s 2003 Incentive Stock Plan (the “Plan”). The Plan authorizes the issuance of 350,000 shares of common stock to be used in the awarding of incentive stock-based compensation to employees by the Compensation Committee of the Board of Directors. The Plan replaced a similar plan adopted by the shareholders in 1993 which terminated under its provisions in 2003. Options awarded under the previous plan are still exercisable, in some instances as late as 2013. Under both plans, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the Plan may be subject to a graded vesting schedule.

The Company accounts for the Plan under the recognition and measurement principles of Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No expense is reflected in net income, relating to options awarded under this plan, as all options granted under the Plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

During the first nine months of 2005, the Company granted 5,330 performance stock grants and 5,330 restricted stock grants to certain members of senior management pursuant to the 2003 Plan. Compensation expense for performance stock and restricted stock grants is estimated and accrued over a four and five year service period, respectively. This compensation expense is based on the market price of Union Bankshares stock on the date of the grant and amortized on a straight-line basis over the requisite service period.

For the nine months ending September 30, 2005, under APB Opinion No. 25, the Company recorded $60 thousand related to amortization of stock-based compensation. There were no stock grants or associated expense prior to 2005. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)
Net income, as reported	$6,883	$4,457	$18,948	$12,628

Total stock-based compensation expense determined under fair value based method for all awards	(101)	(94)	(302)	(283)

Pro forma net income	$6,782	$4,363	$18,646	$12,345

Earning per share:
Basic - as reported	$0.79	$0.51	$2.16	$1.52

Basic - pro forma	$0.77	$0.50	$2.13	$1.49

Diluted - as reported	$0.78	$0.51	$2.14	$1.51

Diluted - pro forma	$0.77	$0.50	$2.11	$1.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2005	2004
Dividend yield	2.30%	2.39%
Expected life	10 years	10 years
Expected volatility	32.93%	34.54%
Risk-free interest rate	4.22%	4.22%

4. ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 (in thousands):

	2005	2004
Balance, January 1	$16,384	$11,519
Allowance of acquired bank	—	2,040
Provisions charged to operations	897	1,634
Recoveries credited to allowance	319	1,567
Loans charged off	(678)	(743)

Balance, September 30	$16,922	$16,017

5. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. There were no anti-dilutive options as of September 30, 2005. There were 52,300 anti-dilutive options as of September 30, 2004. The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2005 and 2004 (in thousands except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the three months ended September 30, 2005
Basic EPS	$6,883	8,765	$0.79
Effect of dilutive stock awards	—	93	(0.01)

Diluted EPS	$6,883	8,858	0.78

For the three months ended September 30, 2004
Basic EPS	$4,457	8,687	$0.51
Effect of dilutive stock awards	—	65	—

Diluted EPS	$4,457	8,752	$0.51

For the nine months ended September 30, 2005
Basic EPS	$18,948	8,755	$2.16
Effect of dilutive stock awards	—	80	(0.02)

Diluted EPS	$18,948	8,835	$2.14

For the nine months ended September 30, 2004
Basic EPS	$12,628	8,296	$1.52
Effect of dilutive stock awards	—	79	(0.01)

Diluted EPS	$12,628	8,375	$1.51

6. TRUST PREFERRED CAPITAL NOTES

During the first quarter of 2004, Union Bankshares Corporation Statutory Trust I (the “Trust”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On March 18, 2004, $23.2 million of Trust Preferred Capital Notes were issued through a pooled underwriting totaling approximately $858.8 million. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.75%) which adjusts, and is payable quarterly. The interest rate at September 30, 2005 was 6.64%. The securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $22.5 million of the Union Bankshares Corporation’s junior subordinated debt securities with like maturities and like interest rates to the capital securities.

The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the Trust Preferred not considered as Tier I capital may be included in Tier II capital. The Trust Preferred Capital Notes represented 14.3% of Tier I capital at September 30, 2005.

The obligations of the Company with respect to the issuance of the Trust Preferred Capital Notes constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the capital securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities and require a deferral of common dividends. The Company has not elected to defer interest payments on its junior subordinated debt securities.

7. SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: traditional full service community banking and mortgage loan origination. The community bank segment includes four banks which provide loan, deposit and investment services to retail and commercial customers throughout their locations in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market on a servicing release basis through purchase commitments from investors, which subject the Company to only de minimis risk.

Profitability is measured by net income after taxes including realized gains and losses on the Company’s investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies of the Company. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process.

Both of the Company’s reportable segments are service-based. The mortgage segment is a fee-based business, while the bank segment is driven principally by net interest income. The banking segment provides a distribution and referral network through their customers for the mortgage loan origination business. The mortgage segment offers a more limited network for the banks, due largely to the minimal degree of overlapping geographic markets.

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges interest to the mortgage banking segment. These transactions are eliminated in the consolidation process. A management fee for support services (including data processing, item processing, accounting, human resources and other services) is charged to all subsidiaries at cost and eliminated in consolidation.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 follows:

Union Bankshares Corporation

Segment Report

	Community Banks	Mortgage	Elimination	Consolidated Totals
		(in thousands)
Three Months ended September 30, 2005
Net interest income	$17,651	$269	$—	$17,920
Provision for loan losses	430	—	—	430

Net interest income after provision for loan losses	17,221	269	—	17,490
Noninterest income	3,337	3,999	(48)	7,287
Noninterest expenses	11,537	3,327	(48)	14,816

Income before income taxes	9,021	940	—	9,962
Income tax expense	2,705	374	—	3,078

Net income	$6,316	$567	$—	$6,883

Assets	$1,783,150	$48,532	$(40,216)	$1,791,466

Three Months ended September 30, 2004
Net interest income	$14,562	$315	$—	$14,877
Provision for loan losses	895	—	—	895

Net interest income after provision for loan losses	13,667	315	—	13,982
Noninterest income	3,133	3,009	(44)	6,098
Noninterest expenses	11,298	2,738	(44)	13,992

Income before income taxes	5,502	586	—	6,088
Income tax expense	1,399	232	—	1,631

Net income	$4,103	$354	$—	$4,457

Assets	$1,642,344	$37,066	$(34,828)	$1,644,582

Nine Months ended September 30, 2005
Net interest income	$50,472	$760	$—	$51,232
Provision for loan losses	897	—	—	897

Net interest income after provision for loan losses	49,575	760	—	50,335
Noninterest income	9,539	10,258	(145)	19,652
Noninterest expenses	33,768	9,156	(145)	42,780

Income before income taxes	25,346	1,861	—	27,207
Income tax expense	7,520	740	—	8,259

Net income	$17,826	$1,122	$—	$18,948

Assets	$1,783,150	$48,532	$(40,216)	$1,791,466

Nine Months ended September 30, 2004
Net interest income	$38,203	$955	$—	$39,158
Provision for loan losses	1,634	—	—	1,634

Net interest income after provision for loan losses	36,569	955	—	37,524
Noninterest income	8,685	8,505	(133)	17,057
Noninterest expenses	29,576	7,815	(133)	37,258

Income before income taxes	15,678	1,645	—	17,323
Income tax expense	4,066	629	—	4,695

Net income	$11,612	$1,016	$—	$12,628

Assets	$1,642,344	$37,066	$(34,828)	$1,644,582

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

9. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“FAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, FAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

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

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles in the United States (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-1. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

10. GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2001, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of FAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. Accumulated amortization shown below for goodwill is for amounts amortized prior to the adoption of FAS No. 142. Based on management’s annual impairment review of goodwill and intangible assets there have been no impairment charges to date. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 8 to 15 years. As part of the purchase price allocation for the acquisition of Guaranty, the Company recorded approximately $5.8 million in core deposit intangible assets and $30.1 million in goodwill. The core deposit intangible assets recorded in the Guaranty acquisition are being amortized over an average of 8.74 years. Information concerning goodwill and intangible assets is presented in the following table (in thousands):

September 30, 2005	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$13,623	$4,815	$8,808
Unamortizable goodwill	31,639	342	31,297

December 31, 2004
Amortizable core deposit intangibles	$13,623	$3,902	$9,721
Unamortizable goodwill	31,334	342	30,992

11. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At September 30, 2005 and 2004, the Company had outstanding loan commitments approximating $675 million and $522 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $28 million and $21 million at September 30, 2005 and 2004, respectively.

At September 30, 2005, the mortgage company had rate lock commitments to originate mortgage loans amounting to approximately $35.1 million and loans held for sale of $43.2 million. The mortgage company has entered into corresponding mandatory commitments, on a best-efforts basis, to sell loans servicing released totaling approximately $78.3 million. These commitments to sell loans are designed to eliminate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

12. SUBSEQUENT EVENT

On October 31, 2005 the Company announced it had signed a definitive merger agreement with Prosperity Bank and Trust (“Prosperity”) which was approved by both company’s boards of directors. The transaction is valued at $36 million in cash and is expected to take place in the first quarter of 2006 subject to regulatory approval and the approval of Prosperity’s shareholders. Prosperity operates three community-banking offices in Fairfax County, Virginia with nearly $128 million in assets.

The acquisition will be accounted for as a purchase which requires the Company to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition cost being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. It is anticipated that the acquisition will be financed with proceeds from the issuance of trust preferred securities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the accompanying consolidated balance sheet of Union Bankshares Corporation as of September 30, 2005, and the related consolidated statements of income for the three and nine month periods ended September 30, 2005 and 2004 and the statements of changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union Bankshares and subsidiaries, as of December 31, 2004 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Winchester, Virginia

November 1, 2005

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and subsidiaries (the “Company”). This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report, as well as the Company’s Annual Report of the Company on Form 10-K for the year ended December 31, 2004. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and nine month period ended September 30, 2005 and September 30, 2004 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes, while the percentages presented are computed based on unrounded amounts.

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

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.

The more critical accounting and reporting policies include accounting for the allowance for loan losses and business combinations. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to either FAS No. 5 or FAS No. 114. Management’s estimate of each FAS No. 5 component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the loan portfolio; the findings of internal credit quality assessments; and results from external bank regulatory examinations. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

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

Business Combinations

Statement of Financial Accounting Standards No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. For purchase acquisitions, the Company is required to record assets acquired, including identifiable intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Effective January 1, 2001, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of FAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives, but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. The Company adopted FAS 147, Acquisitions of Certain Financial Institutions, on January 1, 2002 and determined that core deposit intangibles will continue to be amortized over their estimated useful lives.

Overview

The Company is a multi-bank holding company which uses a super-community bank strategy to serve small and middle market business and retail consumers throughout the high-growth Central Virginia region. The Company offers a broad range of financial services through 45 branches of its four community banks and through its investment and mortgage companies. The four banks are well established with a long history of serving their communities: Union Bank & Trust Company (founded in 1902), Rappahannock National Bank (1902), Northern Neck State Bank (1907), and the Bank of Williamsburg (1999). Union Investment Services (1993) operates out of four locations and Mortgage Capital Investors (1986) serves customers through nine mortgage company locations in Virginia, Maryland and South Carolina. Additionally, the Bank of Williamsburg has a non-controlling interest in Johnson Mortgage Company (“JMC”). Virtually all non-retail, or backoffice, operations are consolidated within the holding company to create economies of scale, achieve efficiencies and allow the financial service subsidiaries to focus on customer service and delivery. At September 30, 2005, the Company had approximately $1.8 billion in total assets.

For the quarter ended September 30, 2005, the Company’s net income was $6.88 million, a 54% increase over the same quarter a year earlier. Contributing to this quarterly increase, year over year, was improvement in the net interest margin, greater mortgage segment contributions and lower provision for loan losses. For the three months ending September 30, 2005, the net interest margin increased 39 basis points, to 4.53% from 4.14% on a fully tax-equivalent basis (“FTE”) compared to the same period ending September 30, 2004. This improvement was driven by increased loan yields, up 83 basis points, on a lagging cost of funds base increasing 43 basis points. The Federal funds target hikes at each Federal Open Market Committee meeting since June 2004 have helped fuel earnings growth given the Company’s asset sensitive balance sheet. The margin growth was a function of increased interest rates, lower reliance on borrowed funds, our ability to attract non-interest bearing deposits and a disciplined asset/liability management practice.

Results of Operations

Net Income

The Company’s net income for the quarter ended September 30, 2005 was $6.9 million, up 54% from the same quarter in 2004. Earnings per share, on a diluted basis, increased from $.51 to $.78 over the same time period. Return on average equity for the quarter ended September 30, 2005 was 15.62%, while return on average assets for the same period was 1.56%, compared to 11.42% and 1.09%, respectively, for the quarter a year earlier.

On a linked quarter basis (current quarter to most recent quarter) net income improved 4% from $6.61 million to $6.88 million for the quarter ending September 30, 2005. This represents a earnings per share increase, on a diluted basis, of $.03, or 4%, for the quarter.

For the nine months ended September 30, 2005, net income increased to $18.9 million from $12.6 million for the same period in 2004. Over this same period, earnings per share on a diluted basis increased 42%, from $1.51 to $2.14. Return on average equity for the nine months ended September 30, 2005 was 14.96%, while return on average assets for the same period was 1.48%, compared to 11.82% and 1.16%, respectively, for the nine months ended September 30, 2004. Results for the first four months of 2004 do not reflect the May 1, 2004 acquisition of Guaranty Financial Corporation (“Guaranty”).

Non-GAAP Measures

Statement of Financial Accounting Standards (“FAS”) No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Prior to the issuance of SFAS No. 141, the Company accounted for most of its acquisition activity using the pooling method of accounting. The May 2004 acquisition of Guaranty Financial Corporation was the Company’s most significant business combination to be accounted for using the purchase method of accounting. This method typically results in the recording of certain intangible assets, such as goodwill and core deposit intangibles. At September 30, 2005, core deposit intangibles totaled $8.8 million, down from $10 million a year earlier, due to amortization. Goodwill totaled $31.3 million, down $15 thousand, due to purchase accounting adjustments related to the Guaranty acquisition, from September 30, 2004. Amortization of core deposit intangibles has increased during 2005 as a result of the core deposit intangibles recorded in the Guaranty transaction.

In reporting its results, the Company has provided supplemental performance measures on an operating, or tangible, basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Cash basis operating earnings per share were $.80 per share for the quarter ended September 30, 2005 as compared to $.53 per share a year earlier, an increase of 51%. Cash basis return on tangible equity for the third quarter of 2005 was 20.88% as compared to 16.17% a year earlier, and cash basis return on average tangible assets was 1.64% as compared to 1.17% a year earlier.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. A reconciliation of these non-GAAP measures from their respective GAAP basis measures can be found below.

ALTERNATIVE PERFORMANCE MEASURES

	For three months ended September 30,		For nine months ended September 30,
	2005	2004	2005	2004
	(dollars in thousand, except per share amounts)
Net income	$6,883	$4,457	$18,948	$12,628
Plus amortization of core deposit intangibles	198	200	594	456

Cash basis operating earnings	7,081	4,657	19,542	13,084

Weighted average shares outstanding	8,861,492	8,752,213	8,838,471	8,375,430

Average equity	1,755,583	1,619,294	1,716,305	1,452,358
Less goodwill (average)	(31,297)	(30,557)	(31,203)	(17,591)
Less core deposit intangibles (average)	(8,964)	(10,092)	(9,266)	(7,861)

Average tangible equity	1,715,322	1,578,645	1,675,836	1,426,906

Average assets	174,792	155,234	169,345	142,673
Less goodwill (average)	(31,297)	(30,557)	(31,203)	(17,591)
Less core deposit intangibles (average)	(8,964)	(10,092)	(9,266)	(7,861)

Average tangible assets	134,531	114,585	128,876	117,221

Cash basis EPS fully diluted	$0.80	$0.53	$2.21	$1.56
Cash basis return on average tangible assets	1.64%	1.17%	1.56%	1.22%
Cash basis return on average tangible equity	20.88%	16.17%	20.27%	14.91%

As a supplement to GAAP, management also reviews operating performance based on its “cash basis earnings” to fully analyze its core business. Cash basis earnings exclude amortization expense attributable to intangibles (goodwill and core deposit intangibles) that do not qualify as regulatory capital. Financial ratios based on cash basis earnings exclude the amortization of nonqualifying intangible assets from earnings and the unamortized balance of nonqualifying intangibles from assets and equity.

In management’s opinion, cash basis earnings are useful to investors because by excluding non-operating adjustments stemming from the consolidation of our organization, they allow investors to see clearly the combined economic results of our multi-bank company. These non-GAAP disclosures should not, however, be viewed in direct comparison with non-GAAP measures of other companies.

Net Interest Income

Net interest income on a fully tax-equivalent (FTE) basis increased $3.0 million, or 19.3% to $18.5 million for the quarter as compared to the same quarter in 2004. Average earning assets increased $126.9 million, or 8.5%, funded largely by total interest-bearing deposit growth of $89.8 million, or 8.5%. Additionally, demand deposits contributed $38.6 million to fund loan demand and represented a 17.8% increase over the prior year’s quarter. These factors coupled with increased yields on loans of 6.84%, from 6.02%, offset by an increased cost of interest bearing-liabilities on deposits of 2.35%, from 1.94%, moved the net interest margin up by 39 basis points to 4.53%. Of the $126.9 million in average earning asset growth (primarily in the commercial and construction portfolios), approximately 31.3% was funded by noninterest bearing deposits, positively contributing to the increased margin.

For the nine months ended September 30, 2005, net interest income (FTE) increased $11.8 million, or 28.8%, over the same period a year ago. Yields on average earning assets increased 53 basis points, or 8.9%, on growth of $234.8 million in interest earning assets. Yields on interest bearing liabilities increased 20 basis points, or 8.9%, on growth of $176.7 million in interest-bearing liabilities.

On a linked quarter basis (FTE) net interest margin grew by $950 thousand, or 5.4% for the quarter ending September 30, 2005. This translates into a nine basis point expansion in the net interest margin during the quarter, from 4.44% to 4.53%. Increases in demand deposits helped to offset the escalating cost of interest bearing liabilities. Loan yields increased by 29 basis points to 6.84% while cost of interest bearing liabilities increased by 15 basis points to 2.58%. Large certificates of deposit (those greater than $100 thousand), on average, continued to experience growth albeit at a slightly slower pace when compared to the prior quarter and contributed net growth of $21.8 million to the total interest bearing funding base of $1.3 billion.

The remaining margin improvement was due to growth of demand deposit accounts of $55.6 million. Since June 2004 we have experienced an increase in the Federal funds target rate at each Federal Reserve Board Open Market Committee (“FOMC”) meeting, benefiting the Company due to its asset sensitivity. Management anticipates the Company’s net interest margin to improve slightly with any additional rate increases, albeit at a slower rate than recent quarters. In an effort to protect its improved net interest margin, management will continue to monitor its interest rate risk as the FOMC nears the anticipated end of the current tightening cycle.

	Union Bankshares Corporation
	AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)
	For the three months ended September 30, 2005
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Yield/ Rate(3)	Average Balance	Interest Income/ Expense	Yield/ Rate (3)	Average Balance	Interest Income/ Expense	Yield/ Rate (3)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$151,889	$1,882	4.92%	$160,689	$2,004	4.96%	$162,768	$1,854	4.52%
Tax-exempt(1)	75,084	1,411	7.46%	78,686	1,509	7.63%	83,568	1,582	7.51%

Total securities	226,973	3,293	5.76%	239,375	3,513	5.84%	246,336	3,436	5.53%
Loans, net (1) (2)	1,321,982	22,791	6.84%	1,199,189	18,117	6.01%	816,453	13,271	6.45%
Loans held for sale	51,906	803	6.14%	35,166	498	5.63%	68,916	838	4.82%
Federal funds sold	11,478	68	2.35%	5,389	41	3.03%	7,329	8	0.43%
Money market investments	84	1	3.12%	77	—	0.00%	140	—	0.00%
Interest-bearing deposits in other banks	1,153	10	3.54%	7,412	12	0.64%	2,306	5	0.86%
Other interest-bearing deposits	2,598	22	3.35%	2,578	15	2.31%	—	—

Total earning assets	1,616,174	26,988	6.62%	1,489,186	22,196	5.93%	1,141,480	17,558	6.10%
Allowance for loan losses	(16,645)			(15,150)			(10,592)
Total non-earning assets	156,054			145,258			80,243

Total assets	$1,755,583			$1,619,294			$1,211,131

Liabilities & Stockholders’ Equity:
Interest-bearing deposits:
Checking	$200,800	192	0.38%	$185,721	129	0.28%	$138,556	120	0.34%
Money market savings	187,633	841	1.78%	184,959	462	0.99%	96,110	222	0.92%
Regular savings	119,965	263	0.87%	123,896	206	0.66%	91,240	170	0.74%
Certificates of deposit:
$100,000 and over	265,594	2,470	3.69%	193,489	1,680	3.45%	163,326	1,569	3.81%
Under $100,000	368,199	3,003	3.24%	364,347	2,667	2.91%	326,603	2,827	3.43%

Total interest-bearing deposits	1,142,191	6,769	2.35%	1,052,412	5,144	1.94%	815,835	4,908	2.39%
Other borrowings	168,067	1,748	4.13%	185,998	1,562	3.34%	119,710	1,055	3.50%

Total interest-bearing liabilities	1,310,258	8,517	2.58%	1,238,410	6,706	2.15%	935,545	5,963	2.53%

Noninterest bearing liabilities:
Demand deposits	255,752			217,156			149,352
Other liabilities	14,781			8,494			12,721

Total liabilities	1,580,791			1,464,060			1,097,618
Stockholders’ equity	174,792			155,234			113,513

Total liabilities and stockholders’ equity	$1,755,583			$1,619,294			$1,211,131

Net interest income		$18,471			$15,490			$11,595

Interest rate spread			4.05%			3.78%			3.57%
Interest expense as a percent of average earning assets			2.09%			1.79%			2.07%
Net interest margin			4.53%			4.14%			4.03%

(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%
(2)	Collection of $94 thousand in foregone interest on a previously charged off credit has been excluded. Nonaccrual loans have been included in the balance.
(3)	Annualized

	Union Bankshares Corporation
	AVERAGE BALANCES(1), INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)
	For the nine months ended September 30,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Yield/ Rate (3)	Average Balance	Interest Income/ Expense	Yield/ Rate (3)	Average Balance	Interest Income/ Expense	Yield/ Rate (3)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$152,636	$5,711	5.00%	$160,448	$5,738	4.78%	$172,227	$6,201	4.81%
Tax-exempt(2)	74,863	4,264	7.62%	81,626	4,589	7.51%	86,427	5,021	7.77%

Total securities	227,499	9,975	5.86%	242,074	10,327	5.70%	258,654	11,222	5.80%
Loans, net (1) (2)	1,302,522	64,268	6.60%	1,054,957	47,816	6.05%	768,748	38,873	6.76%
Loans held for sale	40,733	1,884	6.18%	32,815	1,382	5.63%	51,718	1,955	5.05%
Federal funds sold	5,621	79	1.88%	10,639	102	1.28%	12,395	73	0.78%
Money market investments	80	2	2.57%	100	—	0.00%	2,521	22	1.17%
Interest-bearing deposits in other banks	1,989	43	2.86%	3,996	18	0.57%	2,168	17	1.11%
Other interest-bearing deposits	2,598	56	2.88%	1,650	21	1.70%	—	—

Total earning assets	1,581,042	76,306	6.45%	1,346,231	59,666	5.92%	1,096,204	52,162	6.36%
Allowance for loan losses	(16,573)			(13,460)			(9,940)
Total non-earning assets	151,836			119,587			76,699

Total assets	$1,716,305			$1,452,358			$1,162,963

Liabilities & Stockholders’ Equity:
Interest-bearing deposits:
Checking	$198,749	515	0.35%	$169,338	353	0.28%	$133,564	454	0.45%
Money market savings	187,670	2,206	1.57%	148,181	1,006	0.91%	95,791	741	1.03%
Regular savings	119,626	727	0.81%	110,957	521	0.63%	89,131	583	0.87%
Certificates of deposit:
$100,000 and over	243,875	6,429	3.52%	187,052	4,891	3.49%	160,546	4,680	3.90%
Under $100,000	363,816	8,410	3.09%	348,381	7,965	3.05%	320,011	8,572	3.58%

Total interest-bearing deposits	1,113,736	18,287	2.20%	963,909	14,736	2.04%	799,043	15,030	2.51%
Other borrowings	178,786	5,237	3.92%	151,904	3,932	3.46%	104,052	3,011	3.87%

Total interest-bearing liabilities	1,292,522	23,524	2.43%	1,115,813	18,668	2.23%	903,095	18,041	2.67%

Noninterest bearing liabilities:
Demand deposits	240,872			185,277			137,210
Other liabilities	13,566			8,595			12,019

Total liabilities	1,546,960			1,309,685			1,052,324
Stockholders’ equity	169,345			142,673			110,639

Total liabilities and stockholders’ equity	$1,716,305			$1,452,358			$1,162,963

Net interest income		$52,782			$40,998			$34,121

Interest rate spread			4.02%			3.69%			3.69%
Interest expense as a percent of average earning assets			1.99%			1.85%			2.20%
Net interest margin			4.46%			4.07%			4.16%

(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%
(2)	Collection of $233 thousand in foregone interest on a previously charged off credit has been excluded. Nonaccrual loans have been included in the balance.
(3)	Annualized

Provision for Loan Losses

The Company’s asset quality remains strong as reflected in the $737 thousand decrease in provision for loan losses from $1.6 million for nine months ended September 30, 2004 to $897 thousand for the nine months ended September 30, 2005. Contributing to the year to year decline in the provision for loan losses has been improved credit quality and the payout of a number of low credit quality loans. On a linked quarter basis, the provision for loan losses increased $295 thousand from $135 thousand for the quarter ended June 30, 2005 to $430 thousand for the quarter ended September 30, 2005. This increase is largely a result of loan growth and an increase in the specific reserve. At September 30, 2005, nonperforming assets totaled $11.2 million, including a single credit relationship totaling $10.9 million. The loans in this relationship are secured by real estate, but based on the information currently available management has allocated $1.3 million in reserves. (See Asset Quality)

Noninterest Income

For the nine months ending September 30, 2005, noninterest income increased $2.6 million or 15.2%, to $19.7 million compared to the same period ending September 30, 2004. Driving the increase were gains on the sale of mortgages which increased to $10.3 million for the year and represented a $1.7 million or 20.2% increase over the same period. Mortgage loan production increased 23% to $442 million driving the increased gains on loan sales. Additionally, other service charges and fees increased $854 thousand, or 36% to $3.2 million. This increase is primarily due to increases in debit card, letter of credit and exchange fees. Service charges on deposit accounts remained flat when compared to the prior year but contributed $5.1 million for the nine months ending September 30, 2005. Other operating income increased $114 thousand or 12.5%. Income from bank owned life insurance ($73 thousand) and Bankers Insurance Group ($54 thousand) contributed to this increase.

Noninterest income for the third quarter of 2005 increased by $1.2 million to $7.3 million, or 19.5%, compared to the same quarter in 2004. This change includes an increase of $986 thousand, or 33%, in gains on sales of mortgage loans, $328 thousand in other service charges and a decrease in other operating income of $65 thousand. Mortgage loan production for the third quarter of 2005 totaled $172.2 million as compared to $123.3 million in the third quarter of 2004 and is the primary driver of increased gains on sales of mortgage loans. The increase in other service charges was driven primarily by a $120 thousand increase in income related to debit card and ATM transactions. Letter of credit and exchange fees contributed an additional $108 thousand. Additionally, brokerage commissions from our investment company contributed $66 thousand in income. Other operating income declined primarily as a result of $38 thousand in credit card incentives from our credit card processor received during the second quarter offset by increased income from our investment in Johnson Mortgage Company, LLC of $29 thousand in the third quarter.

On a linked quarter basis, noninterest income increased $270 thousand or 3.8%. This change includes an increase of $325 thousand, or 8.8%, in gains on sales of mortgage loans, an increase of $44 thousand in other service charges offset by a decline of $31 thousand in service charges on deposit accounts. Other current quarter variance declines related to prior quarter gains in other real estate owned and fixed assets of $43 thousand and prior quarter income related to our investment in Bankers Insurance Group of $54 thousand. Mortgage loan production increased $18.3 million, or 12%, from the prior quarter representing most of the increase in the gain on sale of mortgages. The increase in other service charges was driven primarily by increases in letters of credit, exchange fees and debit card income totaling $54 thousand, ATM related fees of $21 thousand followed by $18 thousand of rebates from the sale of checks. These increases were offset by a decline in brokerage commissions of $55 thousand.

Noninterest Expense

For the nine months ended September 30, 2005, noninterest expense increased $5.5 million, or 14.8% from the period a year ago. Driving the increase were salary and benefits expenses of $3.6 million, or 17.1%. Occupancy and furniture and fixture expenses increased $593 thousand, or 24.1% and $349 thousand, or 13.9%, respectively. Lastly, other operating expenses increased $937 thousand, or 8.5%. Increased expenses are a direct result of the Company’s growth initiatives targeted to increase long-term profitability. As described above, the increase in salary and benefits is due to the opening of additional branches, hiring additional support staff, increased commissions in the mortgage segment related to increased loan production as well as compensation adjustments. Occupancy and furniture and fixture expense increases correlate to additional branch openings and other operating costs associated with maintaining our branch network. Of the $937 thousand increase in other operating expenses, approximately $484 thousand resulted from increased courier services, internet activity and communication expenses with customers, $270 thousand from media and advertising campaigns, $211 thousand relates to amortizing additional core deposit intangibles related to the Guaranty acquisition, $134 thousand was from increased ATM processing and placing additional machines within our existing footprint and $119 thousand was due to additional data processing costs related to increased activity in the bankcard department. These expenses were offset by lower data processing costs of $485 thousand and conversion charges, as described above, of $192 thousand both relating to the Guaranty acquisition. Other notable expense increases relate to training and seminars ($103 thousand), director fees and education ($80 thousand) as well as mileage reimbursement ($52 thousand).

Noninterest expense during the third quarter of 2005 increased $824 thousand from the same quarter in the prior year. This includes an increase of $1.1 million in salaries and benefits, a $99 thousand increase in occupancy expense, a $68 thousand increase in furniture and equipment expense and a $400 thousand decline in other operating expenses. The increase in salary and benefits is due to the opening of additional branches, hiring additional support staff, increased commissions in the mortgage segment related to increased loan production, as well as compensation adjustments. The increase in occupancy and furniture and equipment expense is also due primarily to new branch openings. Other operating expense improvements are primarily related to the conversion of Guaranty’s data processing platform to the Company’s data processing platform and represent nonrecurring charges of approximately $311 thousand included in the prior year. The remaining cost savings within operating expenses and related to the Guaranty acquisition are from one-time conversion expenses of $213 thousand incurred in the same period a year ago. These conversion expenses are merger related items including data and systems conversion, marketing, communications, and other integration costs. These nonrecurring charges in the prior year were offset by current quarter increases in expenses relating to bankcard data processing of $50 thousand, ATM related charges of $30 thousand and increased mileage reimbursement of $18 thousand.

On a linked quarter basis noninterest expense increased $322 thousand or 2.2%. This change includes an increase of $427 thousand in salaries representing increased commissions paid as a result of increased mortgage loan production in the mortgage segment and compensation adjustments during the quarter. Increases in occupancy and furniture and fixtures expenses increased $60 thousand, or 6.0%, and $30 thousand, or 3.1%, respectively. Other operating expenses decreased $196 thousand compared to the most recent quarter. Contributing to this current quarter decline in operating expenses are costs associated with employee and director training and seminars of $74 thousand, lower costs related to equity lines of $27 thousand and declines in professional fees of $25 thousand. Other net expenses compared to the prior quarter were $70 thousand less for the quarter ending September 30, 2005.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of September 30, 2005. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rates for the three and nine months ending September 30, 2005 and 2004 were 30.9%, 26.8%, 30.4% and 27.1%, respectively.

Segment Information

Third quarter net income for the community banking segment was $6.3 million, an increase of $2.2 million or 54% from $4.1 million in the third quarter of 2004. Net income for the mortgage banking segment was $567 thousand, an increase of $213 thousand or 60% from $354 thousand in the same quarter of 2004. For the nine months ended September 30, 2005, net income for the community bank segment increased to $17.8 million from $11.6 million at September 30, 2004, while the mortgage segment increased to $1.1 million from $1 million for the same period of 2004.

The community banking segment net income, on a linked quarter basis, increased $149 thousand or 2.4% to $6.3 million. Margin expansion of $888 thousand, lower operating expenses of approximately $157 thousand, offset by increases in salary and benefits of $317 thousand, increases to the loan loss provision of $296 thousand as well as occupancy expenses of $70 thousand, net of $200 thousand in income taxes drove the quarterly profit net increase. Operating expense reductions consist of lower costs for seminars, director training and other communication activity.

Mortgage segment net income increased $121 thousand to $567 thousand from the prior quarter, primarily as a result of strong loan origination activity created by a low mortgage rate environment, an expanding portfolio of loan products and increased housing supply. While the rise in short-term rates has not yet resulted in increases in long-term interest rates, some economic forecasts suggest higher long-term rates over the next 12 months, any such increases would likely result in slower mortgage activity, offset by the forecasted stability in housing starts.

Balance Sheet Review

Net loans were $1.33 billion and $1.22 billion for the third quarters ending September 30, 2005 and 2004, respectively. Quarter to quarter growth totaled approximately $35 million, or an increase of 2.7%, predominately from within the commercial real estate and construction portfolios. The rising interest rate environment has improved the Company’s yield on earning assets. Total deposits increased $50 million during the third quarter of 2005 to $1.4 billion and represent increased growth compared to the prior quarter. Growth of $30.8 million and $7.0 million was experienced in large certificates of deposits (those greater than $100 thousand) and money market accounts, respectively, with additional growth in noninterest bearing deposits of $7.8 million albeit a slower pace than experienced in the prior quarter. Moreover, greater deposit growth compared to net loan growth for the quarter has allowed for less reliance on purchased funds as evidenced by the decline in short-term borrowings from $7.6 million to zero.

At September 30, 2005, total assets were $1.79 billion, up 8.5%, or approximately $140 million from $1.65 billion a year earlier. Securities decreased to $227.4 million compared to $240.2 million for the same period. Cash and cash equivalents increased $26.7 million to $67.9 million compared to the same period a year ago, primarily within federal funds sold and as a result of good deposit growth on softening loan demand. Total assets have increased $50.0 million from $1.74 billion at June 30, 2005 to $1.79 billion at September 30, 2005. Securities increased $2.8 million from $224.6 million to $227.4 million. The Company’s capital position remains strong with an equity-to-assets ratio of 9.90%.

Loan Portfolio

The following table presents the composition of the Company’s loans (net of unearned income) in dollar amounts and as a percentage of the Company’s total gross loans as of the indicated date (in thousands):

	September 30, 2005	% of Total	December 31, 2004	% of Total	September 30, 2004	% of Total
Mortgage loans on real estate:
Residential 1-4 family	$277,237	20.6%	$270,341	21.4%	$264,362	21.4%
Commercial	390,028	28.9%	368,816	29.2%	346,128	28.1%
Construction	264,886	19.6%	221,190	17.5%	225,910	18.3%
Second mortgages	23,183	1.7%	18,017	1.4%	15,298	1.2%
Equity lines of credit	95,434	7.1%	90,042	7.2%	83,765	6.8%
Multifamily	12,746	0.9%	18,287	1.4%	18,269	1.5%
Agriculture	10,155	0.8%	5,530	0.4%	8,074	0.7%

Total real estate loans	1,073,669	79.6%	992,223	78.5%	961,806	77.3%

Commercial Loans	127,246	9.4%	135,907	10.7%	135,950	11.0%

Consumer installment loans
Personal	126,107	9.4%	113,841	9.0%	113,284	9.2%
Credit cards	8,575	0.6%	8,655	0.7%	8,048	0.7%

Total consumer installment loans	134,682	10.0%	122,496	9.7%	121,332	9.9%

All other loans and agriculture loans	13,469	1.0%	14,219	1.1%	14,154	1.1%

Gross loans	1,349,066	100.0%	1,264,845	100.0%	1,233,242	100.0%

Less unearned income on loans	—		(4)		(8)

Loans, net of unearned income	$1,349,066		$1,264,841		$1,233,234

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

Management maintains a list of loans that have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. At September 30, 2005, non-performing assets totaled $11.2 million, including a single credit relationship totaling $10.9 million in loans. The loans to this relationship are secured by real estate (two assisted living facilities and other real estate). Based on the information currently available management has allocated $1.3 million in reserves to this relationship. An additional $140 thousand in loan loss provision was allocated to this relationship this quarter as a result of deterioration in the operations of one of the borrower’s facilities. The Company entered into a workout agreement with the borrower in March 2004. Under the terms of the agreement, the Company extended further credit secured by additional property with significant equity. The Company continues to have constructive dialogue with the borrower towards resolution of the affiliated loans; however, bankruptcy filings by some affiliates of the borrower have delayed the accomplishment of targeted actions. The Company continues to anticipate that this workout will ultimately result in a reduction of the Company’s overall exposure to the borrower.

Net charge-offs were $162 thousand for the quarter ended September 30, 2005 compared to $312 thousand in net recoveries the same quarter last year. Recoveries during the quarter were lower than the same quarter last year as the Company completed, in 2004, the recovery of principal on a large loan charged off in prior years. In 2005, approximately $233 thousand has been collected in foregone interest on the aforementioned credit and has been recorded in interest income.

The allowance for loan losses totaled $16.9 million at September 30, 2005 or 1.25% of total loans, as compared to 1.30% at December 31, 2004 and 1.30% at September 30, 2004.

	September 30, 2005	December 31, 2004	September 30, 2004
	( in thousands)
Nonaccrual loans	$11,217	$11,169	$11,282
Foreclosed properties	—	14	14

Nonperforming assets	$11,217	$11,183	$11,296

Allowance for loan losses	$16,922	$16,384	$16,017
Allowance as % of total loans	1.25%	1.30%	1.30%
Allowance as % of nonperforming assets	151%	147%	142%
Nonperforming assets to loans and foreclosed properties	0.83%	0.88%	0.92%
Net charge-offs (recoveries) annualized to year to date average loans outstanding	0.04%	-0.06%	-0.10%

Capital Resources

Capital resources represent funds, earned or obtained, over which financial institutions can exercise greater control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

Since December 31, 2004, stockholders’ equity has increased by $14.6 million. This is the result of net income of $18.9 million year to date, less $3.2 million in dividends paid to our shareholders. The decrease in the unrealized gain on the Company’s securities portfolio reduced equity by $1.8 million. Given the declines in market value of available-for-sale securities were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at September 30, 2005. The issuance of common stock under the dividend reinvestment plan, stock options, and stock grants represents the remainder of this increase.

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

At September 30, 2005, the Company’s ratio of total capital to risk-weighted assets was 12.10% and its ratio of Tier 1 capital to risk-weighted assets was 10.92%. Both ratios exceed the minimum capital requirements. Each of the banking subsidiaries maintain a risk-based capital ratio in excess of 10% and meet the definition of “well capitalized”. The following summarizes the Company’s regulatory capital and related ratios at September 30, 2005 and September 30, 2004 (dollars in thousands):

	September 30, 2005	September 30, 2004
Tier 1 Capital	$156,463	$135,663
Tier 2 Capital	16,922	16,017
Total risk-based capital	173,385	151,680
Total risk-weighted assets	1,432,518	1,301,955

Capital Ratios:
Tier 1 risk-based capital ratio	10.92%	10.42%
Total risk-based capital ratio	12.10%	11.65%
Leverage ratio (Tier 1 capital to average adjusted total assets)	9.12%	8.59%
Equity to assets ratio	9.89%	9.78%

The Company’s book value per share at September 30, 2005 was $20.22. Dividends to stockholders are typically paid semi-annually in the first week of May and November. The last dividend of $.40 per share was paid November 1, 2005. The Company will begin paying quarterly dividends on or about February 28, 2006.

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

At September 30, 2005, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year totaled $1.1 billion or 69% of total earning assets. At September 30, 2005, approximately $805 million, or 60% of total loans, are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month ramps versus the implied forward rates in intervals of 50 basis points up to a total of 200 basis points. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled as of September 30, 2005:

	Change in Net Interest Income
Change in Yield Curve	(Percent)	( $ in thousands)
+200 basis points	6.90%	$5,566
+50 basis points	1.69%	1,360
Most likely rate scenario	0.00%	—
-50 basis points	-1.69%	-1,362
-200 basis points	-6.84%	-5,519

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer term earnings sensitivity capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet, whereas the earnings simulation uses rate ramps over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation as of September 30, 2005:

	Change in Economic Value of Equity
Change in Yield Curve	(Percent)	( $ in thousands)
+200 basis points	2.38%	$7,572
+50 basis points	0.80%	2,531
Most likely rate scenario	0.00%	—
-50 basis points	-1.40%	-4,456
-200 basis points	-8.31%	-26,403

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary course of their operations, the Company and its subsidiaries are parties to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company.

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

Union Bankshares Corporation (Registrant)

November 9, 2005	By:	/S/ G. WILLIAM BEALE
(Date)		G. William Beale,

President and Chief Executive Officer

November 9, 2005	By:	/S/ D. ANTHONY PEAY

(Date)		D. Anthony Peay,

Executive Vice President and Chief Financial Officer