Form 10-K
period 2005-12-31
UNION BANKSHARES CORP
filed 2006-03-10
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20293

UNION BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1598552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 North Main Street, P.O. Box 446, Bowling Green, Virginia 22427

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code is (804) 633-5031

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $2 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $311,565,733.

The number of shares of common stock outstanding as of February 14, 2006 was 8,799,892.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2006 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

i

UNION BANKSHARES CORPORATION

FORM 10-K

i

PART I

Item 1. – Business

GENERAL

Union Bankshares Corporation (the “Company”) is a multi-bank holding company organized under Virginia law and registered under the Bank Holding Company Act of 1956. The Company is headquartered in Bowling Green, Virginia. The Company is committed to the delivery of financial services through its four community bank subsidiaries (the “Community Banks”) and three non-bank financial services affiliates. The Company’s Community Banks and non-bank financial services affiliates are:

Community Banks

Union Bank and Trust Company	Bowling Green, Virginia
Northern Neck State Bank	Warsaw, Virginia
Rappahannock National Bank	Washington, Virginia
Bank of Williamsburg	Williamsburg, Virginia

Financial Services Affiliates

Mortgage Capital Investors, Inc.	Annandale, Virginia
Union Investment Services, Inc.	Bowling Green, Virginia
Union Insurance Group, LLC	Bowling Green, Virginia

The Company was formed in connection with the July 1993 merger of Northern Neck Bankshares Corporation and Union Bancorp, Inc. In connection with the merger, Union Bank & Trust Company (“Union Bank”) and Northern Neck State Bank became wholly owned bank subsidiaries of Union. Union Bankshares Corporation. Although the Company was formed in 1993, The Community Banks are among the oldest in Virginia. Union Bank and Rappahannock National Bank began business in 1902 and Northern Neck State Bank dates back to 1907. On September 1, 1996, King George State Bank and on July 1, 1998, Rappahannock National Bank became wholly-owned subsidiaries of the Company. On February 22, 1999, the Bank of Williamsburg began business as a newly organized bank. In June 1999, King George State Bank was merged into Union Bank and ceased to be a subsidiary bank. The Company acquired Guaranty Financial Corporation and its wholly owned subsidiary, Guaranty Bank (“Guaranty”) on May 1, 2004 operating it as a separate subsidiary until September 13, 2004, when the operations of Guaranty were merged with and into the Company’s largest subsidiary, Union Bank.

Each of the Community Banks is a full service retail commercial bank offering consumers and businesses a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, as well as loans for commercial, industrial, residential mortgage and consumer purposes. The Community Banks also issue credit cards and deliver automated teller machine services through the use of reciprocally shared ATMs in the major ATM networks. All of the Community Banks offer Internet banking access for banking services and online bill payment for both consumers and commercial companies.

The Company is one of the largest community banking organizations based in Virginia, providing full service banking to the Central, Rappahannock, Williamsburg and Northern Neck regions of Virginia through 45 locations of its bank subsidiaries. Union Bank currently has 32 locations in the counties of Albemarle, Caroline, Chesterfield, Fluvanna, Hanover, Henrico, King George, King William, Nelson, Spotsylvania, Stafford, Westmoreland and the Cities of Charlottesville and Fredericksburg; Northern Neck State Bank has nine locations in the counties of Essex, Lancaster, Northumberland, Richmond and Westmoreland; Rappahannock National Bank in Washington, Virginia and Bank of Williamsburg, has two locations in Williamsburg and one in Newport News. Effective March 6, 2006, Bank of Williamsburg

will change its name to Bay Community Bank. Addtionally, Union Bank operates a loan production office in Manassas.

The Company provides other financial services through its non-bank affiliates, Union Investment Services, Inc., Mortgage Capital Investors, Inc. (“MCII”) and Union Insurance Group, LLC. The Bank of Williamsburg also owns a non-controlling interest in Johnson Mortgage Company, LLC.

Union Investment Services has provided securities, brokerage and investment advisory services since its formation in February 1993. It has five offices within the Community Banks trade area. It is a full service investment company handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial planning.

On February 11, 1999, the Company acquired CMK Corporation t/a “Mortgage Capital Investors, Inc.” a mortgage loan brokerage company headquartered in Springfield, Virginia, by merger of CMK Corporation into MCII, later to become a wholly owned subsidiary of Union Bank. MCII has nine offices located in Virginia (five), Maryland (three) and South Carolina (one), and is also licensed to do business in Washington, D.C. It provides a variety of mortgage products to customers in those states. The mortgage loans originated by MCII are generally sold in the secondary market through purchase agreements with institutional investors.

On August 31, 2003, the Company formed Union Insurance Group, LLC (“UIG”), an insurance agency, in which each of the subsidiary banks owns a proportionate stake based on asset size. This agency operates in a joint venture with Bankers Insurance, LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association. UIG generates revenue through sales of various insurance products, including long term care insurance and business owner policies.

The Company had assets of $1.8 billion, deposits of $1.5 billion and stockholders’ equity of $179.4 million at December 31, 2005. The Community Banks ranged in asset size from $72.7 million to $1.3 billion at December 31, 2005.

SEGMENTS

The Company has two reportable segments: its traditional full service community banking business and its mortgage loan origination business, each as described above. For more financial data and other information about each of the Company’s operating segments, refer to the “Management’s Discussion and Analysis of Financial Condition and Result of Operations” section, “Community Bank Segment” and to Note 18 “Segment Reporting” in the “Notes to Consolidated Financial Statements”.

ACQUISITION PROGRAM

The Company expands its market area and increases its market share through internal growth, de novo expansion and strategic acquisitions. Strategic acquisitions by the Company to date have included whole bank acquisitions and financial affiliations, as well as branch and deposit acquisitions and purchases of former bank branch facilities. The Company generally considers acquisitions of companies in strong growth markets or with unique products or services that will benefit the entire organization. Targeted acquisitions are priced to be economically feasible with minimal short-term drag to achieve positive long-term benefits. These acquisitions may be paid for in the form of cash, stock, debt or a combination thereof. The amount and type of consideration and deal charges paid could have a dilutive short-term effect on the Company’s earnings per share or book value. However, cost savings and revenue enhancements are anticipated to provide long-term economic benefit to the Company.

During 2005 and 2004, the Company opened six branches in the greater Richmond market, one branch in 2005 and five branches in 2004. These branches compliment the existing operations and further the

Company’s expansion into the Richmond market. During 2005, the Company opened another branch in Williamsburg, Virginia, bringing the Company’s total branch network in that market to three. The Company entered the Charlottesville, Virginia market when the Company acquired Guaranty on May 1, 2004, which operated as a separate subsidiary until September 13, 2004. Thereafter, the operations of Guaranty were merged with and into the Company’s largest subsidiary, Union Bank.

On October 31, 2005, the Company announced the signing of a definitive agreement, pursuant to which it will acquire Prosperity Bank and Trust Company (“Prosperity”) in an all cash transaction valued at $36 million. Prosperity, with nearly $130 million in assets, operates three offices in Springfield, Virginia, located in affluent Fairfax County, a suburb of Washington, D.C. Upon completion of the transaction, the Company will have total assets exceeding $2 billion. The acquisition is expected to close on or about April 1, 2006 with back office data conversion scheduled for September 2006.

EMPLOYEES

As of December 31, 2005, the Company had 589 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers their employee relations to be excellent.

COMPETITION

The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, credit unions and other independent community banks, as well as credit unions, consumer finance companies, mortgage companies, loan production offices, mutual funds and life insurance companies. Competition has increasingly come from out-of-state banks through their acquisitions of Virginia-based banks. Competition for deposits and loans is affected by various factors including interest rates offered, the number and location of branches and types of products offered, as well as the reputation of the institution. In addition, credit unions have been allowed to increasingly expand their membership definitions and to offer more attractive loan and deposit pricing due to their favorable tax status. The Company’s non-bank financial services affiliates also operate in highly competitive environments.

The Company is headquartered in Bowling Green, Virginia and is one of the largest independent bank holding companies in Virginia. The Company believes its community bank framework and philosophy provide a competitive advantage, particularly with regards to larger national and regional institutions, allowing the Company to compete effectively in the markets it serves. The Company’s Community Banks generally have strong and growing market shares within the markets they serve. The Company’s deposit market share in Virginia was 1.28% and 0.86 % as June 2005 and 2004, respectively. The increase of 42 basis points is largely a result of the 2004 Guaranty acquisition and the Company’s penetration in existing and new markets within the state.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively and increasingly regulated under both federal and state law. The following description briefly addresses certain provisions of federal and state laws as well as certain regulations and proposed regulations along with the potential impact of such provisions on the Company and the Community Banks. To the extent statutory or regulatory provisions or proposals are described herein, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Bank Holding Companies

As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy. Collectively, these are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation (the “FDIC”) insurance funds in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund (“SAIF”) or the Bank Insurance Fund (“BIF”) as a result of the default of a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

The Federal Deposit Insurance Act (the “FDIA”) also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of such depository institutions.

The Company is registered under the bank holding company laws of Virginia. Accordingly, the Company and the Community Banks (other than Rappahannock National Bank, which is federally regulated) are subject to regulation and supervision by the State Corporation Commission of Virginia (the “SCC”) and the Federal Reserve. Rappahannock National Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (the “OCC”).

Capital Requirements

The Federal Reserve, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and each of the Community Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity (including Trust Preferred Securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2005 were 10.97% and 12.14%, respectively, exceeding the minimum requirements.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average adjusted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2005, was 9.09%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

Under the FDIA, insured depository institutions such as the Community Banks are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Community Banks’ current financial condition, the Company does not expect that this provision will have any impact on its ability to obtain dividends from the Community Banks. Non-bank subsidiaries pay the parent company dividends periodically on a non-regulated basis.

In addition to dividends it receives from the Community Banks, the Company receives management fees from its affiliated companies for various services provided to them including: data processing, item processing, loan operations, deposit operations, financial accounting, human resources, funds management, credit administration, credit support, sales and marketing, collections, facilities management, call center, legal, compliance and internal audit. These fees are charged to each subsidiary based upon various specific allocation methods measuring the estimated usage of such services by that subsidiary. The fees are eliminated from the financial statements in the consolidation process.

Under federal law, the Community Banks may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, the Company or take securities of the Company as collateral for loans to any borrower. The Community Banks are also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

The Community Banks

The Community Banks are supervised and regularly examined by the Federal Reserve and the SCC, except for Rappahannock National Bank, which is examined by the OCC and SCC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt and acquisition of financial institutions and other companies, and affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

The Community Banks are also subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to up to ten assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Many of the banks’ competitors, such as credit unions, are not subject to the requirements of CRA.

As institutions with deposits insured by the BIF, the Community Banks also are subject to insurance assessments imposed by the FDIC. There is a base assessment for all institutions. In addition, the FDIC has implemented a risk-based assessment schedule, imposing assessments ranging from zero to 0.27% of an institution’s average assessment base. The actual assessment to be paid by each BIF member is based on the institution’s assessment risk classification, which is determined based on whether the institution is considered “well capitalized,” “adequately capitalized” or “undercapitalized,” as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In 2005, the Company paid only the base assessment rate for “well capitalized” institutions which amounted to $182 thousand in deposit insurance premiums.

Other Safety and Soundness Regulations

The federal banking agencies have broad powers under current federal law to make prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” All such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. The Community Banks each meet the definition of being “well capitalized” as of December 31, 2005.

The Gramm-Leach-Bliley Act

Effective on March 11, 2001, the Gramm-Leach Bliley Act (the “GLB Act”) allows a bank holding company or other company to certify status as a financial holding company, which will allow such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker; underwriting; dealing in or making markets in securities; and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

Filings with the SEC

The Company files annual, quarterly and other reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”). These reports are posted and are available at no cost on the Company’s website, www.ubsh.com, through the Investor Relations link, as soon as reasonably practicable after the Company files such documents with the SEC. The Company’s filings are also available through the SEC’s website at www.sec.gov.

USA Patriot Act of 2001

In October, 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Northern Virginia which occurred on September 11, 2001. The Patriot Act is intended is to strengthen U.S. law enforcements’ and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The continuing and potential impact of the Patriot Act and related regulations and policies on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Check 21

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. Check 21 gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions of Check 21 include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

This legislation will likely affect capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

Effect of Governmental Monetary Policies

The Company’s operations are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve regulates money and credit conditions and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits, and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. We are unable to predict the effect of possible changes in monetary policies upon the future operating results of the Company.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Company’s business may be affected by any new regulation or statute.

Item 1A. – Risk Factors

General economic conditions, either national or within the Company’s local markets.

The Company is affected by general economic conditions in the United States and the local markets within which it operates. An economic downturn within the Company’s footprint or the nation as a whole. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control could negatively impact the growth rate of loans (including mortgage originations) and deposits, the quality of the loan portfolio, loan and deposit pricing and other key drivers of the Company’s business. Such negative developments could adversely impact the Company’s financial condition and performance.

Changes in interest rates could affect the Company’s income and cashflows.

The Company’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory agencies (in particular, the FRB). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. Fluctuations in these areas may adversely affect the Company and its shareholders. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets.

The Company generally seeks to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period, so that it may reasonably maintain its net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence the ability to maintain a neutral position. Generally speaking, the Company’s earnings will be more sensitive to fluctuations in interest rates the greater the variance in volume of assets and liabilities that mature and re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether the Company is more asset sensitive or liability sensitive. Accordingly, the Company may not be successful in maintaining a neutral position and, as a result, the Company’s net interest margin may be impacted.

The Company faces substantial competition that could adversely affect the Company’s growth and/or operating results.

The Company operates in a competitive market for financial services and faces intense competition from other financial institutions both in making loans and in attracting deposits. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases, and have greater financial resources and lending limits.

The inability of the Company to successfully manage its growth or implement its growth strategy may adversely affect the result of operations and financial conditions.

The Company may not be able to successfully implement its growth strategy if unable to identify attractive markets, locations or opportunities to expand in the future. The ability to manage growth successfully also depends on whether the Company can maintain capital levels adequate to support its growth, maintain cost controls, asset quality and successfully integrate any businesses acquired into the organization.

As the Company continues to implement its growth strategy by opening new branches or acquiring branches or banks, it expects to incur increased personnel, occupancy and other operating expenses. In the case of new branches, the Company must absorb those higher expenses while it begins to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, the Company’s plans to branch could depress earnings in the short run, even if it efficiently executes a branching strategy leading to long-term financial benefits.

Difficulties in combining the operations of acquired entities with the Company’s own operations may prevent the Company from achieving the expected benefits from acquisitions.

The Company may not be able to achieve fully the strategic objectives and operating efficiencies in an acquisition. Inherent uncertainties exist in integrating the operations of an acquired entity. In addition, the markets and industries in which the Company and its potential acquisition targets operate are highly competitive. The Company may lose customers or the customers of acquired entities as a result of an acquisition. The Company also may lose key personnel, either from the acquired entity or from itself, as a result of an acquisition. These factors could contribute to the Company not achieving the expected benefits from its acquisitions within desired time frames, if at all. Future business acquisitions could be material to the Company and it may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders’ ownership interest. Acquisitions also could require the Company to use substantial cash or other liquid assets or to incur debt. In those events, it could become more susceptible to economic downturns and competitive pressures.

The Company exposure to operational risk may adversely affect the Company.

Similar to other financial institutions, the Company is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

The Company’s dependency on its management team and the unexpected loss of any of those personnel could adversely affect operations.

The Company is a customer-focused and relationship-driven organization. Future growth is expected to be driven by a large part in the relationships maintained with customers. While the Company has assembled an experienced management team, is building the depth of that team and has management development plans in place, the unexpected loss of key employees could have a material adverse effect on the Company’s business and may result in lower revenues, reducing earnings.

The Company’s concentration in loans secured by real estate may adversely impact earnings due to changes in the real estate markets.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of the Company’s loans are secured by real estate (both residential and commercial) in the Company’s market area. A major change in the real estate market, resulting in deterioration in the value of this collateral, or in the local or national economy, could adversely affect the customers’ ability to pay these loans, which in turn could impact the Company. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and the Company tries to limit its exposure to this risk by monitoring extensions of credit carefully. The Company cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

If the Company’s allowance for loan losses becomes inadequate, the results of operations may be adversely affected.

The Company maintains an allowance for loan losses that it believes is a reasonable estimate of known and inherent losses within the loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with the Company. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control, and these losses may exceed current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. Although the Company believes the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, it cannot fully predict such losses or that loan the loss allowance will be adequate in the future. Excessive loan losses could have a material impact on financial performance. Consistent with the loan loss reserve methodology, the Company expects to make additions to the loan loss reserve levels as a result of its growth strategy, which may affect the Company’s short-term earnings.

Federal and state regulators periodically review the allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Any increase in the amount of the provision or loans charged-off as required by these regulatory agencies could have a negative effect on the Company’s operating results.

Legislative or regulatory changes or actions, or significant litigation, could adversely impact the Company or the businesses in which the Company is engaged.

The Company is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Company or its ability to increase the value of its business. Additionally, actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defending itself and may lead to penalties that materially affect the Company and its shareholders. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to the Company and its shareholders.

Changes in accounting standards could impact reported earnings.

The accounting standard setters, including the FASB, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be hard to predict and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Item 1B. – Unresolved Staff Comments

The Company does not have any unresolved staff comments to report for the year ended December 31, 2005.

Item 2. – Properties

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The corporate headquarters is located at 212 N. Main Street, Bowling Green, Virginia, in a building owned by the Company. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. In addition to the properties listed below, the Company is developing plans for the acquisition of land and construction of a new operations center in nearby Carmel Church, Virginia which it anticipates will be completed in the second quarter of 2007. See the “Notes to Consolidated Financial Statements” contained in Item 8, “Financial Statement and Supplementary Data”, of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

Unless otherwise indicated, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2005.

Locations

Corporate Headquarters
212 North Main Street	Bowling Green, Virginia

Banking Offices - Union Bank and Trust Company
211 North Main Street	Bowling Green, Virginia
18048 Jefferson Davis Highway	Ladysmith, Virginia
U. S Route 301	Port Royal, Virginia
4540 Lafayette Boulevard	Fredericksburg, Virginia
U. S Route 1 and Ashcake Road	Ashland, Virginia
4210 Plank Road	Fredericksburg, Virginia
10415 Courthouse Road	Spotsylvania, Virginia
9665 Sliding Hill Road	Ashland, Virginia
700 Kenmore Avenue	Fredericksburg, Virginia
Route 360	Manquin, Virginia
9534 Chamberlayne Road	Mechanicsville, Virginia
Cambridge and Layhill Road	Falmouth, Virginia (leased)
Massaponax Church Road and Route 1	Spotsylvania, Virginia (leased)
Brock Road and Route 3	Spotsylvania, Virginia (leased)
2811 Fall Hill Avenue	Fredericksburg, Virginia
6479 Mechanicsville Turnpike	Mechanicsville, Virginia
10045 Kings Highway	King George, Virginia
840 McKinney Boulevard	Colonial Beach, Virginia
5510 Morris Road	Spotsylvania, Virginia
4690 Pouncey Tract Road	Glen Allen, Virginia (leased)
8300 Bell Creek Road	Mechanicsville, Virginia
1773 Parham Road	Richmond, Virginia
11101 Hull Street Road	Midlothian, Virginia
13644 Hull Street Road	Midlothian, Virginia
400 East Main Street	Charlottesville, Virginia (leased)
1700 Seminole Trail	Charlottesville, Virginia (leased)
124 Main Street	Lovingston, Virginia
1924 Arlington Boulevard	Charlottesville, Virginia (leased)
1658 State Farm Boulevard	Charlottesville, Virginia
5980 Thomas Jefferson Parkway	Palmyra, Virginia
3290 Worth Crossing	Charlottesville, Virginia
13700 Midlothian Turnpike	Midlothian, Virginia (leased)

Banking Offices - Northern Neck State Bank
5839 Richmond Road	Warsaw, Virginia
4256 Richmond Road	Warsaw, Virginia
17191 Kings Highway	Montross, Virginia
1649 Tappahannock Boulevard	Tappahannock, Virginia
1660 Tappahannock Boulevard (Wal-Mart)	Tappahannock, Virginia (leased)
15043 Northumberland Highway	Burgess, Virginia
284 North Main Street	Kilmarnock, Virginia
876 Main Street	Reedville, Virginia
485 Chesapeake Drive	White Stone, Virginia

Banking Office - Rappahannock National Bank
7 Bank Road	Washington, Virginia

Banking Offices – Bank of Williamsburg
5125 John Tyler Highway	Williamsburg, Virginia
603 Pilot House Drive	Newport News, Virginia (leased)
171 Monticello Avenue	Williamsburg, Virginia (leased)

Union Investment Services, Inc.
111 Davis Court	Bowling Green, Virginia
10469 Atlee Station Road, Suite 100	Ashland, Virginia
2811 Fall Hill Avenue	Fredericksburg, Virginia
171 Monticello Avenue	Williamsburg, Virginia
1658 State Farm Boulevard	Charlottesville, Virginia

Mortgage Capital Investors, Inc. (All leased)
5440 Jeff Davis Highway, #103	Fredericksburg, Virginia
3 Hillcrest Drive #A100	Frederick, Maryland
7501 Greenway Center, #140	Greenbelt, Maryland
3120 Waccamaw Boulevard, Suite F	Myrtle Beach, South Carolina
6330 Newtown Road, #211	Norfolk, Virginia
7619 Little River Turnpike, Suite 400	Annandale, Virginia
12741 Darby Brooke Court, Suite 102	Woodbridge, Virginia
1658 State Farm Boulevard	Charlottesville, Virginia
10469 Atlee Station Road, Suite 120	Ashland, Virginia

Item 3. – Legal Proceedings

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

Item 4. – Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ National Market under the symbol “UBSH”. The Company’s common stock began trading on the NASDAQ National Market in October 1993.

There were 8,797,325 shares of the Company’s common stock outstanding at the close of business on December 31, 2005, which were held by 2,442 shareholders of record. The closing price of the Company’s stock on December 31, 2005 was $43.10 per share as compared to $38.43 on December 31, 2004.

The following table summarizes the high and low closing sales prices and dividends declared for quarterly periods during the two years ended December 31, 2005.

	Market Values				Dividends Declared
	2005		2004		2005	2004
	High	Low	High	Low
First Quarter	$37.18	$30.74	$34.30	$30.90	$—	$—
Second Quarter	39.24	29.39	33.09	27.50	0.37	0.33
Third Quarter	44.11	37.78	33.50	27.98	—	—
Fourth Quarter	49.05	38.49	40.07	30.70	0.40	0.35

					$0.77	$0.68

Regulatory restrictions on the ability of the Community Banks to transfer funds to the Company at December 31, 2005, are set forth in Note 17 of the Notes to the Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, of this Form 10-K. A discussion of certain limitations on the ability of the Community Banks to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I, Business, of this Form 10-K under the headings “Supervision and Regulation - Limits on Dividends and Other Payments” and “Supervision and Regulation - The Community Banks.”

In October of 2005, the Company announced it would begin paying its dividend on a quarterly basis instead of semi-annually starting in 2006. It is anticipated the dividends will be paid at the end of February, May, August and November of each quarter. In making its decision on the payment of dividends on the Company’s common stock, the Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors.

The Board of Directors renewed authorization for the Company to buy up to 150,000 shares of its outstanding common stock in the open market at prices that management and the Board of Directors determine to be prudent. This authorization expires May 31, 2006. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock. It is anticipated that any repurchased shares will be used primarily for general corporate purposes, including the dividend reinvestment plan, incentive stock option plan and other employee benefit plans. No shares have been purchased under this authorization to date.

Item 6. – Selected Financial Data

The following table sets forth selected financial data for the Company over the past five years:

	2005	2004	2003	2002	2001
		(in thousands, except per share amounts)
RESULTS OF OPERATIONS
Interest income	$102,317	$80,544	$67,017	$65,205	$65,576
Interest expense	32,967	25,652	23,905	24,627	32,483

Net interest income	69,350	54,892	43,112	40,578	33,093
Provision for loan losses	1,172	2,154	2,307	2,878	2,126

Net interest income after provision for loan losses	68,178	52,738	40,805	37,700	30,967
Noninterest income	25,510	23,302	22,840	17,538	16,092
Noninterest expenses	58,275	51,221	40,725	35,922	32,447

Income before income taxes	35,413	24,819	22,920	19,316	14,612
Income tax expense	10,591	6,894	6,256	4,811	2,933

Net income	$24,822	$17,925	$16,664	$14,505	$11,679

KEY PERFORMANCE RATIOS
Return on average assets (ROA)	1.43%	1.19%	1.42%	1.41%	1.27%
Return on average equity (ROE)	14.49%	12.18%	14.88%	14.91%	13.55%
Efficiency ratio (2)	61.43%	65.51%	61.75%	58.90%	62.13%
PER SHARE DATA
Net income per share - basic	$2.83	$2.13	$2.19	$1.92	$1.55
Net income per share - diluted	2.81	2.11	2.17	1.90	1.55
Cash dividends declared	0.77	0.68	0.60	0.52	0.46
Book value at period-end	20.39	18.61	15.54	13.92	11.82
FINANCIAL CONDITION
Total assets	$1,824,958	$1,672,210	$1,234,732	$1,115,725	$983,097
Total deposits	1,456,515	1,314,317	999,771	897,642	784,084
Total loans, net of unearned income	1,362,254	1,264,841	878,267	714,764	600,164
Stockholders’ equity	179,358	162,758	118,501	105,492	88,979
ASSET QUALITY
Allowance for loan losses	$17,116	$16,384	$11,519	$9,179	$7,336
Allowance as % of total loans	1.26%	1.30%	1.31%	1.28%	1.22%
OTHER DATA
Market value per share at period-end	$43.10	$38.43	$30.50	$27.25	$16.24
Price to earnings ratio	15.3	18.2	14.1	14.3	10.5
Price to book value ratio	211%	207%	196%	196%	137%
Equity to assets	9.8%	9.7%	9.6%	9.5%	9.1%
Dividend payout ratio	27.21%	31.92%	27.40%	27.08%	29.68%
Weighted average shares outstanding, basic	8,761,999	8,402,791	7,602,872	7,555,906	7,523,566
Weighted average shares outstanding, diluted	8,850,049	8,482,142	7,675,437	7,623,169	7,541,572
Cash basis EPS fully diluted (1)	$2.89	$2.19	$2.22	$1.95	$1.59
Cash basis return on average tangible assets (1)	1.51%	1.26%	1.45%	1.46%	1.31%
Cash basis return on average tangible equity (1)	19.57%	15.78%	16.08%	16.43%	14.99%

(1)	Refer to Item 7, “Management Discussion and Analysis”, section “Non GAAP Measures” for a reconciliation.

(2)	Efficiency ratio is calculated by dividing noninterest expense into the sum of net interest income plus noninterest income.

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and its subsidiaries. This discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and the “Notes to the Consolidated Financial Statements” presented in Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, and consumer spending and savings habits. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

CRITICAL ACCOUNTING POLICIES

General

The accounting and reporting policies of the Company and its subsidiaries are in accordance with U. S. generally accepted accounting principles (“GAAP”) and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, goodwill and intangibles, and merger and acquisitions. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements”.

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

Reserves for commercial loans are determined by applying estimated loss factors to the portfolio based on management’s evaluation and “risk grading” of the commercial loan portfolio. Reserves are provided for noncommercial loan categories using estimated loss factors applied to the total outstanding loan balance of each loan category. Specific reserves are determined on a loan-by-loan basis based on management’s evaluation the Company’s exposure for each credit, given the current payment status of the loan and the net realizable value of any underlying collateral.

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

Goodwill and Intangible Assets

SFAS No. 141, Business Combinations, requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. For purchase acquisitions, the Company is required to record assets acquired, including identifiable intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Effective January 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Additionally, the Company adopted SFAS 147, Acquisitions of Certain Financial Institutions, on January 1, 2002 and determined that core deposit intangibles will continue to be amortized over their estimated useful lives.

Goodwill totaled $31.3 million and $31.0 million at year ended December 31, 2005 and 2004 respectively. Based on the testing of goodwill for impairment, there were no impairment charges for 2005, 2004 or 2003. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 15 years. Core deposit intangibles, net of amortization, amounted to $8.5 million and $9.7 million at year ended December 31, 2005 and 2004, respectively. Amortization expense of core deposit intangibles for the years ended December 31, 2005, 2004 and 2003 totaled $1.2 million, $1.0 million and $571 thousand, respectively.

Mergers and Acquisitions

On May 1, 2004, the Company completed its acquisition of Guaranty, headquartered in Charlottesville, Virginia. This acquisition was accounted for using the purchase method of accounting. The total consideration paid to Guaranty stockholders in connection with the acquisition was approximately $54.9 million and was comprised of approximately $23.2 million in cash and 1,023,000 shares of the Company’s common stock. Guaranty transactions have been included in the Company’s financial results since May 1, 2004. Acquired assets on May 1, 2004 totaled $248 million, including $165 million in loans and $184 million in deposits. As part of the purchase price allocation at May 1, 2004, the Company recorded $5.8 million in core deposit intangibles and goodwill of approximately $30.1 million.

The acquisition of Guaranty fell under the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) Under EITF Issue No. 94-3, an entity recognizes a liability for an exit cost on the date that the entity commits itself to an exit plan. “Exit costs” are defined to include those costs recorded by Guaranty prior to the merger date and therefore are not included in the Company’s results of operations. In 2004, Guaranty recorded exit costs of $1.3 million relating to severance and costs associated with terminating contracts.

The Company’s exit costs, referred to herein as “merger-related” costs, are defined to include those costs for combining operations such as systems conversions, integration planning consultant fees and marketing consultant fees incurred by the Company prior to and after the merger date and are included in the Company’s results of operations. The Company expensed merger-related costs which totaled approximately $343 thousand for year ended December 31, 2004. The costs associated with these activities are included in noninterest expenses.

On October 31, 2005, the Company announced the signing of a definitive agreement, pursuant to which it will acquire Prosperity Bank and Trust Company (“Prosperity”) in an all cash transaction valued at $36 million. Prosperity, with nearly $130 million in assets, operates three offices in Springfield, Virginia, located in affluent Fairfax County, a suburb of Washington, D.C. Upon completion of the transaction, the Company will have total assets exceeding $2.0 billion. The acquisition is expected to close on or about April 1, 2006 with back office data conversion scheduled for September 2006.

OVERVIEW

Net income for the year 2005 was $24.8 million, up 38.5% from $17.9 million for the same period in 2004. Over this same period, earnings per share on a diluted basis increased from $2.11 to $2.81. Return on average equity for the year ended December 31, 2005 was 14.49%, while return on average assets for the same period was 1.43%, compared to 12.18% and 1.19% respectively, for the year ended December 31, 2004. Results for the first four months of 2004 do not reflect the May 1, 2004 acquisition of Guaranty.

The most significant factor impacting the Company’s operating results in 2005 was the improvement in the net interest margin. This improvement was driven by the Federal Reserve’s increase in short-term interest rates and was enhanced by the Company’s presence in strong markets which provided continued strong asset growth. Short-term rates are expected to increase slightly in 2006 which should help the

Company’s net interest margin, but a flat yield curve, where the gap between short- and long-term rates is small, will put pressure on the Company’s net interest margin.

The Company’s continued expansion in both new and existing markets also impacted results for the year. Two new bank branches were opened in 2005, following the opening of five branches, and the relocation of one of the Company’s convenience store branches (to a larger traditional banking facility) in 2004. The costs associated with these branches include personnel, occupancy, marketing and other related expenses and are typically greater than the revenue generated for the first 18-24 months as the branch expands in customer base in those markets.

The Company experienced steady growth in 2005 as assets grew by 9.1% to $1.82 billion. Net loans were $1.35 billion and $1.25 billion at December 31, 2005 and 2004, respectively, an increase of $100 million. Growth occurred predominately within the commercial real estate, commercial construction, and equity line portfolios. The rising interest rate environment has improved the Company’s yield on earning assets from 5.96% to 6.53%. Total deposits increased from $1.31 billion to $1.46 billion at December 31, 2005. This increase was primarily in large certificates of deposit (those greater than $100 thousand). Demand deposits increased $28 million, which slowing the increase in the cost of funds which was up 29 basis points, from 2.23% to 2.52% year over year.

At December 31, 2005 total assets were $1.82 billion, up 9.1%, or approximately $153 million from $1.67 billion a year earlier. Securities increased to $246.0 million compared to $233.5 million for the same period. The Company’s capital position remained strong with an equity-to-assets ratio of 9.83%.

Community Bank Segment

For the year ended December 31, 2005, the Community Bank segment net income increased $7.2 million or 43% to $23.7 million from $16.5 million at December 31, 2004. Net interest income expansion of $14.8 million, lower loan loss provisions of $1.0 million, increased noninterest income of $1.1 million, offset by $5.8 million increase in noninterest expenses drove the annual net income increase. Additionally, total assets increased $151.7 million or 9% to $1.8 billion.

The increase in net interest income of $14.8 million was primarily driven by increases in the Federal funds rate coupled with the Community Banks’ asset sensitivity. Additionally, due to the asset sensitive position, yields on interest earning assets re-priced faster than yields on interest bearing deposits. Moreover, noninterest bearing deposits increased as a percentage of deposits favorably contributing to the overall improvement in the margin.

The $1.1 million increase in noninterest income is principally a result of additional service charges and fees totaling $929 thousand, tied largely to the growing customer base. Other operating income increased $212 thousand mainly due to revenue generated from Johnson Mortgage Company, LLC and investments in Bankers Insurance Group and bank owned life insurance.

The $5.8 million or 14% increase in noninterest expense was driven by higher costs associated with salaries and benefits of $3.6 million or 18%, occupancy of $654 thousand or 23%, premises and fixed asset deprecation of $488 thousand or 16%, and other operating expenses of $1.1 million or 8%. Consulting and data processing fees decreased $780 thousand or 25% principally as a result of the 2004 Guaranty acquisition (there was no related 2005 expense), which in turn offset the increase in noninterest expense and or operating expenses.

Mortgage Segment

For the year ended December 31, 2005, the mortgage segment reported net income of $1.1 million, a decline of $0.3 million, or 20% from $1.4 million in 2004. Despite production volumes increasing from

$496.2 million to $556.8 million, or 12.2%, unit levels increased only 1.2% on loan products that were less profitable than those in the prior year. Due to customer demand, the less profitable loan products became a larger percentage of production volume during 2005. Additionally, a flattening yield curve and increased competition have put pressure on profitability. Moreover, MCII’s service area has recently seen a slowdown in purchase activity compared to last year.

NET INTEREST INCOME

Net interest income, which represents the principal source of earnings for the Company, is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of average earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income, the net interest margin and net income.

Since June 2004, there has been an increase in the Federal Funds target at each Federal Reserve Open Market Committee (“FOMC”) meeting, benefiting the Company due to its asset sensitive position. For the year ended December 31, 2005, net interest income on a FTE basis increased $14.1 million or 25% over the same period one year ago. Rising interest rates pushed yields on average earning assets up by 57 basis points, or 9.6%, on growth of $207.1 million in interest-earning assets. The cost of interest-bearing liabilities was tightly controlled, increasing 29 basis points, or 13.2%, on growth of $155.2 million in interest-bearing liabilities. The remaining margin improvement was due to growth of demand deposit accounts of $49.1 million or 25% from 2004.

For year ended December 31, 2004, loan volumes generated interest income to more than offset the decline in volume and rates in other asset categories resulting in an increase in income from earning assets on a FTE basis of $13.4 million, or 19%. At the same time, volume increases in all interest-bearing liabilities were accompanied by rate declines in all categories resulting in an increase in interest expense of only $1.7 million, or 7%. As a result, net interest income on a FTE basis increased $11.6 million, or 26%, compared to the prior year.

Based upon its asset liability management modeling, management anticipates the Company’s net interest margin will moderate at current levels. In an effort to protect its improved net interest margin and reduce its interest rate sensitivity, management will continue to closely monitor its interest rate risk as the FOMC nears the anticipated end of the current tightening cycle.

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated. Non-accrual loans are included in average loans outstanding.

	AVERAGE BALANCES(3) , INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)
	For the years ended December 31,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Securities:
Taxable	$154,954	$7,791	5.03%	$159,709	$7,709	4.83%	$168,022	$8,171	4.86%
Tax-exempt(1)	74,936	5,677	7.58%	80,224	6,049	7.54%	85,506	6,594	7.71%

Total securities	229,890	13,468	5.86%	239,933	13,758	5.73%	253,528	14,765	5.82%
Loans, net (1) (2)	1,315,695	88,089	6.70%	1,104,942	67,114	6.07%	789,934	52,266	6.62%
Loans held for sale	38,975	2,367	6.07%	34,326	1,917	5.58%	45,890	2,351	5.12%
Federal funds sold	11,143	349	3.13%	8,090	102	1.26%	16,241	138	0.85%
Money market investments	73	2	2.79%	101	1	0.99%	1,913	22	1.15%
Interest-bearing deposits in other banks	1,665	49	2.92%	3,645	29	0.80%	2,137	22	1.03%
Other interest-bearing deposits	2,598	81	3.13%	1,889	33	1.75%	—	—

Total earning assets	1,600,039	104,405	6.53%	1,392,926	82,954	5.96%	1,109,643	69,564	6.27%

Allowance for loan losses	(16,687)			(14,167)			(10,279)
Total non-earning assets	154,653			126,098			78,293

Total assets	$1,738,005			$1,504,857			$1,177,657

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$198,969	$704	0.35%	$175,659	$488	0.28%	$136,621	$567	0.42%
Money market savings	187,673	3,174	1.69%	159,111	1,555	0.98%	97,368	967	0.99%
Regular savings	119,309	998	0.84%	112,953	726	0.64%	90,208	746	0.83%
Certificates of deposit:
$100,000 and over	259,185	9,427	3.64%	190,506	6,582	3.46%	163,330	6,277	3.84%
Under $ 100,000	365,758	11,605	3.17%	352,589	10,678	3.03%	322,111	11,316	3.51%

Total interest-bearing deposits	1,130,894	25,908	2.29%	990,818	20,029	2.02%	809,638	19,873	2.45%
Other borrowings	175,309	7,059	4.03%	160,213	5,623	3.51%	103,866	4,032	3.88%

Total interest-bearing liabilities	1,306,203	32,967	2.52%	1,151,031	25,652	2.23%	913,504	23,905	2.62%

Noninterest bearing liabilities:
Demand deposits	245,587			196,520			140,526
Other liabilities	14,994			10,140			11,614

Total liabilities	1,566,784			1,357,691			1,065,644
Stockholders’ equity	171,221			147,166			112,013

Total liabilities and stockholders’ equity	$1,738,005			$1,504,857			$1,177,657

Net interest income		$71,438			$57,302			$45,659

Interest rate spread			4.00%			3.73%			3.65%
Interest expense as a percent of average earning assets			2.06%			1.84%			2.15%
Net interest margin			4.46%			4.11%			4.11%

(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%

(2)	Collection of $311 thousand in foregone interest on a previously charged off credit has been excluded.

(3)	Includes Guaranty from acquisition date of May 1, 2004.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates.

VOLUME AND RATE ANALYSIS* (TAXABLE EQUIVALENT BASIS)

(in thousands)

	Years Ended December 31,
	2005 vs. 2004 Increase (Decrease) Due to Changes in:			2004 vs. 2003 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS:
Securities:
Taxable	$(233)	$315	$82	$(402)	$(60)	$(462)
Tax-exempt	(400)	28	(372)	(401)	(144)	(545)
Loans, net	13,654	7,321	20,975	19,424	(4,576)	14,848
Loans held for sale	274	176	450	(631)	197	(434)
Federal funds sold	51	196	247	(86)	50	(36)
Money market investments	—	1	1	(19)	(2)	(21)
Interest-bearing deposits in other banks	(22)	42	20	12	(5)	7
Other interest-bearing deposits	16	32	48	33	—	33

Total earning assets	13,340	8,111	21,451	17,930	(4,540)	13,390

INTEREST-BEARING LIABILITIES:
Checking	71	145	216	137	(216)	(79)
Money market savings	320	1,299	1,619	603	(15)	588
Regular savings	43	229	272	165	(185)	(20)
CDs $100,000 and over	2,483	362	2,845	978	(673)	305
CDs < $100,000	408	519	927	1,010	(1,648)	(638)

Total interest-bearing deposits	3,325	2,554	5,879	2,893	(2,737)	156
Other borrowings	561	875	1,436	2,009	(418)	1,591

Total interest-bearing liabilities	3,886	3,429	7,315	4,902	(3,155)	1,747

Change in net interest income	$9,454	$4,682	$14,136	$13,028	$(1,385)	$11,643

*	The change in interest, due to both rate and volume, has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

INTEREST SENSITIVITY

An important element of earnings performance and the maintenance of sufficient liquidity is proper management of the interest sensitivity gap and liquidity gap. The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities in a specific time interval. This gap can be managed by re-pricing assets or liabilities, which are variable rate instruments, by replacing an asset or liability at maturity or by adjusting the interest rate during the life of the asset or liability. Matching the amounts of assets and liabilities maturing in the same time interval helps to hedge interest rate risk and to minimize the impact of rising or falling interest rates on net interest income.

The Company determines the overall magnitude of interest sensitivity risk and then formulates policies and practices governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, the state of the national, regional and local economy, and other financial and business risk factors. The Company uses computer simulation modeling to measure and monitor the effect of various interest rate scenarios and business strategies on net interest income. This modeling reflects interest rate changes and the related impact on net interest income and net income over specified time horizons.

At December 31, 2005 and 2004, the Company was in an asset sensitive position. As described in the table below, management’s simulation model indicates net interest income will increase as rates increase. An asset-sensitive company generally will be impacted favorably by increasing interest rates while a liability-sensitive company’s net interest margin and net interest income generally will be impacted favorably by declining interest rates. Although the static gap report indicates $193.1 million and $56.5 million at December 31, 2005 and 2004, respectively, more liabilities than assets re-pricing within one year, computer simulation modeling shows the Company’s net interest income tends to increase when interest rates rise and fall when interest rates decline. The explanation for this is that interest rate changes affect bank products differently. For example, if the prime rate changes by 1.00% (100 basis points or bps), the change on certificates of deposit may only be 0.75% (75 bps), while other interest bearing deposit accounts may only change 0.10% (10 bps). Also, despite their fixed terms, loan products are often refinanced as rates decline, but rarely refinanced as rates rise. Assets and liabilities re-price throughout the year resulting in changes in the earning asset rate, the cost of funds rate, and the net interest margin.

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12-month time horizon by applying 12-month rate ramps (with interest rates rising gradually versus an immediate increase or “shock” in rates) of 50 basis points up to 200 basis points. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled:

	Change in Net Interest Income
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	5.65%	$4,462
+50 basis points	1.36%	1,074
Most likely rate scenario	0.00%	0
-50 basis points	-1.44%	(1,138)
-200 basis points	-5.79%	(4,567)

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantanious rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12-months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation:

	Change in Economic Value of Equity
Change in Yield Curve	(Percent)	($ in thousands)
+200 basis points	0.19%	$599
+50 basis points	0.19%	610
Most likely rate scenario	0.00%	—
-50 basis points	-0.93%	(2,939)
-200 basis points	-6.21%	(19,734)

NONINTEREST INCOME

Noninterest income increased by $2.2 million, or 9.5%, from $23.3 in 2004 to $25.5 million in 2005. This increase was largely due to a $1.1 million, or 9.6% increase in gains on the sale of loans which grew to $13 million for the year. Mortgage loan originations increased 12.2%, or $60.6 million driving the increased gains on loan sales. Additionally, other service charges and fees increased $929 thousand, or 27% from $3.4 million to $4.4 million. This increase is principally due to income received from debit cards (due to increased acceptance), letters of credit, exchange fees and brokerage commissions from Union Investment Services, Inc. Service charges on deposit accounts decreased $36 thousand, but contributed $6.8 million for the year ended December 31, 2005. Other operating income increased $197 thousand or 17.4%, including income from the Bank of Williamsburg’s investment in Johnson Mortgage Company, LLC, of $92 thousand and an increase in cash surrender value of bank-owned life insurance of $71 thousand.

Noninterest income increased by $462 thousand, or 2%, from $22.8 million in 2003 to $23.3 million in 2004. This increase was relatively small due to a $1.4 million decrease in gains on sales of loans, which declined from $13.3 million in 2003 to $11.8 million in 2004. Mortgage loan originations were $496.2 million in 2004, down from $535.5 million in 2003, but there was also margin tightening attributable largely to a shift in product mix from fixed rate to adjustable rate products and increasing competitive pressures. Service charges on deposits rose 22.0% from $5.6 million to $6.8 million largely as a result of a new overdraft privilege service which the Community Banks began offering in June, 2003. Other service charges, commissions and fee income increased from $2.5 million in 2003 to $3.4 million in 2004 as net brokerage commissions were up $278 thousand, debit card income was up $218 thousand, and ATM-related fees were up $306 thousand. In addition, other operating income decreased from $1.2 million in 2003 to $1.1 million in 2004. This decrease was the result of a reduction of $205 thousand in income from the Bank of Williamsburg’s investment in Johnson Mortgage Company, LLC, partially offset by an increase in income from Bank-owned life insurance of $126 thousand.

NONINTEREST EXPENSES

Noninterest expenses were up $7.1 million or 13.8% to $58.3 million in 2005, compared to $51.2 million in 2004. Salaries and benefits were $33.6 million in 2005, up $4.4 million or 15.2% compared to $29.1 million in 2004. The increase in salary and benefits is due to the opening of additional branches, hiring support staff, increased commissions in the mortgage segment related to increased loan production, as well as compensation adjustments. Other contributing factors include increased health insurance expense and increases in profit sharing expenses correlating to the improvements in net income. Occupancy expenses were at $4.1 million, up $721 thousand from 2004. The opening of two additional branches in the current year and a full year’s expense for the Guaranty branches, accounted for approximately $535 thousand of the increase in occupancy expense. Furniture and equipment expense was $3.9 million compared to $3.4 million in 2004. This increase of $483 thousand is due to the branch expansion efforts previously mentioned, software purchases and enhancements and additional equipment maintenance. Other operating expense was $16.6 million, up $1.4 million from $15.2 million in 2004.

Of the $1.4 million increase in operating expenses, approximately $527 thousand resulted from increased courier services, internet activity and communication activity with customers, $465 thousand in other bank losses related primarily to customer fraud activity, $304 thousand from media and advertising campaigns, $213 thousand related to amortizing additional core deposit intangibles related to the Guaranty acquisition, $196 thousand from increased directors’ fees as the compensation structure was modified in May 2005, $181 thousand was from increased ATM processing and placement of additional ATM machines within the Company’s existing footprint. An additional $112 thousand was due to data processing costs related to increased activity in the bankcard department. Other expense increases relate to training and seminars of $100 thousand, as well as mileage reimbursement of $75 thousand. These expenses were offset by lower data processing costs of $445 thousand and conversion charges of $326 thousand both relating to the Guaranty acquisition in 2004.

In 2004, noninterest expenses were up $10.5 million or 25.8% to $51.2 million, compared to $40.7 million in 2003. Salaries and benefits were $29.1 million in 2004, up $4.0 million or 15.9% compared to $25.1 million in 2003. Compensation expense related to the operation of the seven former Guaranty branches amounted to $1.9 million of the increase, and includes amounts related to positions which have been eliminated with the integration of the former Guaranty operation into Union Bank. The Community Bank segment’s salaries and benefits, excluding the impact of the Guaranty acquisition, were up $2.4 million from 2003 to 2004. This was the result of a full year of expenses from the addition of one new branch opened in 2003, five new branches opened in 2004, higher cost of group insurance, expanded staffing in the retail locations and merit increases. Occupancy expenses were $3.4 million, up $743 thousand over $2.7 million in 2003. The Guaranty acquisition and the five new branches accounted for $554 thousand of this increase. Equipment expense was $3.4 million versus $2.6 million in 2003, an increase of $835 thousand, of which $493 thousand was related to Guaranty ($349 thousand) and the new branches ($144 thousand). Other operating expense was $15.2 million, up $4.9 million from $10.3 million in 2003.

Consulting expenses related to the overdraft privilege service represented $576 thousand of the increase in 2004. Director expenses also increased by $231 thousand as the Company enhanced its director compensation structure and responded to the additional requirements of Sarbanes-Oxley. This included implementation of a director certification program and engagement of compensation consultants to review executive compensation. The outsourcing of data processing services in September 2003 also contributed approximately $626 thousand to the increase in other expenses in 2004. The Company’s decision to outsource this function reflects the changing face of technology and the Company’s commitment to maintain the appropriate operating foundation for future growth. Amortization of core deposit intangibles increased $439 thousand due to the Guaranty merger, and there were approximately $343 thousand in merger-related expenses including data and systems conversion, marketing, communications, and other integration costs. Marketing and advertising expense increased by $463 thousand over 2003, and other expenses including telephone expense, courier and armored car expense and postage expense were up $497 thousand compared to 2003.

LOAN PORTFOLIO

Loans, net of unearned income, totaled $1.4 billion at December 31, 2005, an increase of $97.4 million, or 7.7%, over $1.3 billion at December 31, 2004. Loans secured by real estate continue to represent the Company’s largest category, comprising 79.6% of the total loan portfolio at December 31, 2005. Residential 1-4 family loans, not including home equity lines, comprised 21.7% of total loans, at December 31, 2005, down from 22.8% in 2004. Loans secured by commercial real estate comprised 28.8% of the total loan portfolio at December 31, 2005, as compared to 29.3% in 2004, and consist of income producing properties, as well as commercial and industrial loans where real estate constitutes a secondary source of collateral. Real estate construction loans accounted for 20.1% of total loans outstanding at December 31, 2005, up significantly from 17.5% in 2004. Home equity lines were flat in 2005, comprising 7.1% of the total loan portfolio both years.

Commercial business loans decreased $8.8 million in 2005, due largely to increasing interest rates. They comprised 9.3% of total loans at the end of 2005, down from 10.7% at the end of 2004. The Company’s consumer loan portfolio consists principally of installment loans. Such loans to individuals for household, family and other personal expenditures totaled 10.0% of total loans at December 31, 2005, up from 9.7% in 2004. Loans to the agricultural industry totaled less than 1.0% of the loan portfolio in each of the last five years.

The following table presents the composition of the Company’s loans (net of unearned income) in dollar amounts and as a percentage of the Company’s total gross loans as of the indicated dates:

LOAN PORTFOLIO

	DECEMBER 31,					% of Total
	2005	2004	2003	2002	2001	2005	2004
	(in thousands)
Commercial	$127,048	$135,907	$112,760	$78,289	$70,739	9.3%	10.7%
Loans to finance agriculture production and other loans to farmers	884	1,591	818	1,128	4,075	0.1%	0.1%
Real estate:
Real estate construction	273,262	221,190	105,417	85,335	57,940	20.1%	17.5%
Real estate mortgage:
Residential (1-4 family)	295,809	288,358	227,450	190,427	169,426	21.7%	22.8%
Home equity lines	96,490	90,042	48,034	32,320	24,474	7.1%	7.1%
Multi-family	14,648	18,287	11,075	3,066	3,418	1.1%	1.4%
Commercial	394,094	368,816	239,804	200,125	155,093	28.8%	29.3%
Agriculture	11,145	5,530	6,745	4,466	2,497	0.8%	0.4%

Total real estate	1,085,448	992,223	638,525	515,739	412,848	79.6%	78.5%
Loans to individuals:
Consumer	126,174	113,841	110,285	102,528	94,620	9.3%	9.0%
Credit card	9,388	8,655	7,004	5,350	4,140	0.7%	0.7%

Total loans to individuals	135,562	122,496	117,289	107,878	98,760	10.0%	9.7%
All other loans	13,312	12,628	8,901	11,836	14,048	1.0%	1.0%

Total loans	1,362,254	1,264,845	878,293	714,870	600,470	100.0%	100.0%
Less unearned income	—	4	26	106	306

Total net loans	$1,362,254	$1,264,841	$878,267	$714,764	$600,164

The following table displays the remaining maturities and type of rate (variable or fixed) on commercial and real estate constructions loans:

REMAINING MATURITIES OF SELECTED LOANS

At December 31, 2005

(in thousands)

	Within 1 year	VARIABLE RATE:			FIXED RATE:			Total maturities
		1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total
Commercial	$76,390	$4,156	$514	$4,670	$40,704	$5,284	$45,988	$127,048
Real Estate Construction	$264,363	$3,481	$—	$3,481	$2,906	$2,512	$5,418	$273,262

The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade area. The Company maintains a policy not to originate or purchase loans to foreign entities or loans classified by regulators as highly leveraged transactions. To manage the growth of the real estate loans in the loan portfolio, facilitate asset/liability management and generate additional fee income, the Company sells a portion of conforming first mortgage residential real estate loans to the secondary market as they are originated. MCII serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to the Community Banks that meet the banks’ current asset/liability management needs. This venture has provided the Community Bank’s customers with enhanced mortgage products and the Company with improved efficiencies through the consolidation of this function.

ASSET QUALITY - ALLOWANCE/PROVISION FOR LOAN LOSSES

The allowance for loan losses represents management’s estimate of the amount deemed adequate to provide for potential losses inherent in the loan portfolio. Among other factors, management considers the

Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer companies identified by regulatory agencies.

Management maintains a list of loans which have a potential weakness that may need special attention. This list is used to monitor such loans and in the determination of the sufficiency of the Company’s allowance for loan losses. As of December 31, 2005, the allowance for loan losses was $17.1 million or 1.26% of total loans as compared to $16.4 million, or 1.30% in 2004. The provision for loan losses was $1.2 million in 2005 and $2.2 million in 2004. Contributing to the year to year decline in the provision for loan losses has been improved credit quality and the payout of a number of low credit quality loans. Recoveries for the year ended December 31, 2005 were lower than the same period a year ago as the Company completed, in 2004, the recovery of principal on a large loan charged-off in prior years. For the year ended December 31, 2005, approximately $311 thousand was collected in foregone interest on the aforementioned credit and recorded in interest income.

ALLOWANCE FOR LOAN LOSSES

	DECEMBER 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance, beginning of year	$16,384	$11,519	$9,179	$7,336	$7,389
Allowance from acquired bank	—	2,040	—	—	—
Loans charged-off:
Commercial	25	167	77	310	1,716
Real estate	6	5	1	—	3
Consumer	809	1,002	877	1,271	880

Total loans charged-off	840	1,174	955	1,581	2,599

Recoveries:
Commercial	43	1,388	684	245	154
Real estate	—	42	—	33	15
Consumer	357	415	304	268	251

Total recoveries	400	1,845	988	546	420

Net charge-offs (recoveries)	440	(671)	(33)	1,035	2,179
Provision for loan losses	1,172	2,154	2,307	2,878	2,126

Balance, end of year	$17,116	$16,384	$11,519	$9,179	$7,336

Ratio of allowance for loan losses to total loans outstanding at end of year	1.26%	1.30%	1.31%	1.28%	1.22%
Ratio of net charge-offs (recoveries) to average loans outstanding during year	0.03%	-0.06%	0.00%	0.16%	0.37%

The table below shows an allocation among loan categories based upon analysis of the loan portfolio’s composition, historical loan loss experience, and other factors, as well as, the ratio of the related outstanding loan balances to total loans.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2005		2004		2003		2002		2001
	Allowance	Percent(1)	Allowance	Percent(1)	Allowance	Percent(1)	Allowance	Percent(1)	Allowance	Percent(1)
	(in thousands)
December 31:
Commercial, financial and agriculture	$4,320	9.4%	$4,971	10.8%	$4,500	12.9%	$3,249	11.1%	$2,846	12.5%
Real estate construction	9,229	20.0%	7,998	17.5%	4,176	12.0%	3,492	11.9%	2,205	9.7%
Real estate mortgage	541	59.6%	518	61.0%	493	60.7%	426	60.2%	383	59.1%
Consumer & other	3,026	10.9%	2,897	10.7%	2,350	14.4%	2,012	16.8%	1,902	18.7%

Total	$17,116	100.0%	$16,384	100.0%	$11,519	100.0%	$9,179	100.0%	$7,336	100.0%

(1)	Percent is loan in category divided by total loans.

NONPERFORMING ASSETS

Nonperforming assets were $11.2 million at December 31, 2005; flat compared to December 31, 2004. During 2005, foreclosed properties were fully-disposed, reducing the balance to zero from $14 thousand in 2004. The following table presents a five-year comparison of nonperforming assets:

NONPERFORMING ASSETS

	DECEMBER 31,
	2005	2004	2003	2002	2001
	(in thousands)
Nonaccrual loans	$11,255	$11,169	$9,174	$136	$915
Foreclosed properties	—	14	444	774	639
Real estate investment	—	—	—	—	129

Total nonperforming assets	$11,255	$11,183	$9,618	$910	$1,683

Loans past due 90 days and accruing interest	$150	$822	$957	$896	$2,757

Nonperforming assets to year-end loans, foreclosed properties and real estate investment	0.83%	0.88%	1.09%	0.13%	0.28%
Allowance for loan losses to nonaccrual loans	152.07%	146.69%	125.56%	6749.26%	801.75%

Most of the nonperforming assets are secured by real estate within the Company’s trade area. Based on the estimated fair values of the related real estate, management considers these amounts to be recoverable, with any individual deficiency considered in the allowance for loan losses. At December 31, 2005, nonperforming assets totaled $11.2 million, including a single credit relationship totaling $10.8 million. The loans to this relationship are secured by real estate (two assisted living facilities and other real estate). Based on the information currently available, management has allocated $1.3 million in specific reserves to this relationship.

The Company entered into a workout agreement with the borrower in March 2004. Under the terms of the agreement, the Company extended further credit secured by additional property with significant equity. The Company continues to have constructive dialogue with the borrower toward resolution of the affiliated loans; however, bankruptcy filings by some affiliates of the borrower have delayed the accomplishment of targeted actions. The Company continues to anticipate that this workout will ultimately result in a reduction of the Company’s overall exposure to the borrower.

SECURITIES AVAILABLE FOR SALE

At December 31, 2005, the Company had securities available for sale in the amount of $246.0 million or 13% of total assets, as compared to $233.5 million or 14% of total assets at December 31, 2004. The Company seeks to diversify its portfolio to minimize risk and to maintain a large amount of securities issued by states and political subdivisions due to the tax benefits. It also focuses on purchasing mortgage-backed securities because of the reinvestment opportunities from the cash flows and the higher yield offered from these securities. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities. The following table sets forth a summary of the securities available for sale over the past three years:

	As of December 31,
	2005	2004	2003
	(in thousands)
Available-for sale securities, at fair value:
U.S. government and agency securities	$1,935	$8,020	$11,709
Obligations of states and political subdivisions	86,218	83,338	91,027
Corporate and other bonds	40,779	38,673	57,219
Mortgage-backed securities	106,706	92,923	75,023
Federal Reserve Bank stock	2,213	2,153	688
Federal Home Loan Bank stock	7,392	7,474	3,678
Other securities	774	886	780

	$246,017	$233,467	$240,124

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The following table summarizes the contractual maturity of securities available for sale and their weighted average yields:

	DECEMBER 31, 2005
	1 YEAR OR LESS	1-5 YEARS	5-10 YEARS	OVER 10 YEARS & EQUITY SECURITIES	TOTAL
	(in thousands)
U.S. government and agency securities:
Amortized cost	$500	$1,477	$—	$—	$1,977
Fair value	490	1,445	—	—	1,935
Weighted average yield(1)	2.63%	4.01%	—	—	3.66%
Mortgage backed securities:
Amortized cost	$—	$3,950	$51,097	$53,529	$108,576
Fair value	—	3,843	50,239	52,625	106,707
Weighted average yield(1)	—	4.05%	4.62%	4.77%	4.68%
Obligations of states and political subdivisions:
Amortized cost	$3,128	$13,367	$42,947	$24,467	$83,909
Fair value	3,129	13,477	44,408	25,204	86,218
Weighted average yield(1)	4.08%	5.04%	4.90%	4.59%	4.80%
Other securities:
Amortized cost	$4,001	$2,042	$—	$42,734	$48,777
Fair value	4,006	2,013	—	45,138	51,157
Weighted average yield(1)	6.02%	3.59%	—	6.84%	6.63%
Total securities:
Amortized cost	$7,629	$20,836	$94,044	$120,730	$243,239
Fair value	7,625	20,778	94,647	122,967	246,017
Weighted average yield(1)	5.01%	4.64%	4.75%	5.47%	5.10%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

DEPOSITS

Total deposits increased $142.2 million or 11% to $1.5 billion at December 31, 2005 from December 31, 2004. Total deposits consist of noninterest-bearing demand deposits of $258 million or 18% and interest-bearing deposits of $1.2 billion or 82%.

Average interest-bearing deposits increased $140.1 million or 14% to $1.1 billion year over year in all categories mentioned in the below table. Average NOW accounts and money market accounts account for 37% of the growth and increased $23.3 million or 13% and $28.6 million or 18%, respectively. Time deposits of $100,000 and over account for nearly half the growth of $140.1 million increase in aggregate average deposits and increased $68.6 million due primarily to higher interest rates in the second half of 2005. The average balance in the lowest-cost funding source or noninterest-bearing demand deposits increased by a total of $49.0 million or 25% to $245.6 million year over year. The Company has no brokered deposits. The average deposits and rates paid for the past three years and maturities of certificates of deposit of $100,000 and over as of December 31, 2005 are as follows:

AVERAGE DEPOSITS AND RATES PAID

	DECEMBER 31,
	2005		2004		2003
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
	(in thousands)
Noninterest-bearing demand deposits	$245,587		$196,520		$141,228
Interest-bearing deposits:
NOW accounts	198,969	0.35%	175,659	0.28%	136,621	0.42%
Money market accounts	187,673	1.69%	159,111	0.98%	97,368	0.99%
Savings accounts	119,309	0.84%	112,953	0.64%	90,208	0.83%
Time deposits of $100,000 and over	259,185	3.64%	190,506	3.46%	163,330	3.84%
Other time deposits	365,758	3.17%	352,589	3.03%	322,111	3.51%

Total interest-bearing	1,130,894	2.29%	990,818	2.02%	809,638	2.45%

Total average deposits	$1,376,481		$1,187,338		$950,866

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

	WITHIN 3 MONTHS	3 - 6 MONTHS	6 - 12 MONTHS	OVER 12 MONTHS	TOTAL	PERCENT OF TOTAL DEPOSITS
	(in thousands)
December 31, 2005	$95,599	$37,064	$100,613	$100,433	$333,709	22.91%

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

The Federal Reserve, along with the OCC and the FDIC, has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a ratio of total capital to risk-weighted assets of 12.14% and 11.63% on December 31, 2005 and 2004, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 10.97% and 10.41% at December 31, 2005 and 2004, respectively, allowing the Company to meet the definition of “well-capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2005 and 2004. The Company’s current strategic plan includes a targeted equity to asset ratio between 8% and 9%. As of December 31, 2005, that ratio was 9.82%.

In connection with the acquisition of Guaranty, the Company issued trust preferred capital notes to fund the cash portion of that acquisition, which approximated $22.5 million. These debt instruments qualify for regulatory treatment as Tier 1 capital and will allow the Company to maintain its categorization as well-capitalized for regulatory purposes.

ANALYSIS OF CAPITAL

	DECEMBER 31,
	2005	2004	2003
	(in thousands)
Tier 1 capital:
Common stock	$17,595	$17,488	$15,254
Surplus	35,426	33,716	2,401
Retained earnings	124,531	106,460	94,102

Total equity	177,552	157,664	111,757
Plus: qualifying trust preferred capital notes	22,500	22,500	—
Less: core deposit intangibles/goodwill	(39,801)	(40,714)	(5,779)

Total Tier 1 capital	160,251	139,450	105,978

Tier 2 capital:
Allowance for loan losses	17,116	16,384	11,519

Total Tier 2 capital.	17,116	16,384	11,519

Total risk-based capital	$177,367	$155,834	$117,497

Risk-weighted assets	$1,460,607	$1,339,900	$989,236

Capital ratios:
Tier 1 risk-based capital ratio	10.97%	10.41%	10.71%
Total risk-based capital ratio	12.14%	11.63%	11.88%
Tier 1 capital to average adjusted total assets	9.09%	8.60%	8.72%
Equity to total assets	9.82%	10.77%	9.60%

COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS

The following table represents the Company’s other commitments with balance sheet or off-balance sheet risk as of December 31, 2005 (in thousands):

Total
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$654,590
Standby letters of credit	28,243
Commitments to purchase securities	446
Mortgage loan rate lock commitments	27,159

Total commitments with off-balance sheet risk	710,438

Commitments with balance sheet risk:
Loans held for sale	28,068

Total commitments with balance sheet risk	28,068

Total other commitments	$738,506

(1)	Includes unfunded overdraft protection.

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments. For more information pertaining to these commitments, reference Note 11 “Financial Instruments with Off-Balance Sheet Risk” in the “Notes to Consolidated Financial Statements”.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk.

At December 31, 2005, MCII had rate lock commitments to originate mortgage loans amounting to approximately $27.2 million and loans held for sale of $28.1 million. The mortgage company has entered into corresponding mandatory commitments, on a best-efforts basis, to sell loans servicing released totaling approximately $55.3 million. These commitments to sell loans are designed to eliminate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, Federal funds sold, securities available for sale, loans held for sale and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through Federal funds lines with several correspondent banks and a line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”). Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

At December 31, 2005, cash and cash equivalents and securities classified as available for sale comprised of 17.3% of total assets, compared to 15.9% at December 31, 2004. Asset liquidity is also provided by managing loan and securities maturities and cash flows.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Community Banks maintain Federal funds lines with several regional banks totaling approximately $65 million at December 31, 2005. Also, the banks had $61 million of outstanding borrowings pursuant to securities sold under agreements to repurchase transactions with a maturity of one day and $47 million of other short-term borrowing at December 31, 2005. Lastly, the Company had a line of credit with the FHLB for $541 million at December 31, 2005.

The below table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2005. For more information pertaining to the below table, reference Note 5 “Bank Premise and Equipment” and Note 8 “Other Borrowings” in the “Notes to Consolidated Financial Statements”.

	Payments due by Period
	Total	Less than a year	1 -3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt	$70,196	$—	$15,000	$20,000	$35,196
Operating leases	6,231	1,104	2,642	705	1,780
Other short-term borrowings	42,600	42,600	—	—	—
Repurchase agreements	60,828	60,828	—	—	—

Total contractual obligations	$179,855	$104,532	$17,642	$20,705	$36,976

Non GAAP Measures

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Prior to the issuance of SFAS No. 141, the Company accounted for most of its acquisition activity using the pooling method of accounting. The recent acquisition of Guaranty is the

Company’s most significant business combination to be accounted for using the purchase method of accounting. At December 31, 2005, core deposit intangibles totaled $8.5 million, down from $9.7 million a year earlier and goodwill totaled $31.3 million, up from $31.0 million at December 31, 2004.

In reporting the results of 2005, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Cash basis operating earnings per share was $2.89 per share for the year ended December 31, 2005, as compared to $2.19 per share a year earlier. Cash basis return on average tangible equity for 2005 was 19.57% as compared to 15.78% a year earlier, and cash basis return on average tangible assets was 1.51% as compared to 1.26% for 2004.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. A reconciliation of these non-GAAP measures from their respective GAAP basis measures can be found in the following table:

	December 31,
	2005	2004
	(in thousands)
Net income	$24,822	$17,925
Plus amortization of core deposit intangibles, net of tax	792	657

Cash basis operating earnings	25,614	18,582

Average assets	1,738,005	1,504,857
Less average goodwill	(31,227)	(21,039)
Less average core deposit intangibles	(9,112)	(8,368)

Average tangible assets	1,697,666	1,475,450

Average equity	171,221	147,166
Less average goodwill	(31,227)	(21,039)
Less average core deposit intangibles	(9,112)	(8,368)

Average tangible equity	$130,882	$117,759

Weighted average shares outstanding	8,850,049	8,482,142
Cash basis EPS fully diluted	$2.89	$2.19
Cash basis return on average tangible assets	1.51%	1.26%
Cash basis return on average tangible equity	19.57%	15.78%

QUARTERLY RESULTS

The following table presents the Company’s quarterly performance for the years ended December 31, 2005 and 2004:

	2005
	FOURTH	THIRD	SECOND	FIRST	TOTAL
	(in thousands, except per share amounts)
Interest and dividend income	$27,560	$26,437	$24,888	$23,432	$102,317
Interest expense	9,443	8,517	7,866	7,141	32,967

Net interest income	18,117	17,920	17,022	16,291	69,350
Provision for loan losses	275	430	135	332	1,172

Net interest income after provision for loan losses	17,842	17,490	16,887	15,959	68,178
Noninterest income	5,858	7,287	7,017	5,348	25,510
Noninterest expenses	15,495	14,816	14,494	13,470	58,275

Income before income taxes	8,205	9,961	9,410	7,837	35,413
Income tax expense	2,331	3,078	2,798	2,384	10,591

Net income	$5,874	$6,883	$6,612	$5,453	$24,822

Net income per share:
Basic	$0.67	$0.79	$0.75	$0.62	$2.83
Diluted	$0.66	$0.78	$0.75	$0.62	$2.81

	2004
	FOURTH	THIRD	SECOND	FIRST	TOTAL
	(in thousands, except per share amounts)
Interest and dividend income	$22,718	$21,582	$19,354	$16,890	$80,544
Interest expense	6,985	6,705	6,188	5,774	25,652

Net interest income	15,733	14,877	13,166	11,116	54,892
Provision for loan losses	520	895	308	431	2,154

Net interest income after provision for loan losses	15,213	13,982	12,858	10,685	52,738
Noninterest income	6,247	6,098	6,274	4,683	23,302
Noninterest expenses	13,964	13,992	12,755	10,510	51,221

Income before income taxes	7,496	6,088	6,377	4,858	24,819
Income tax expense	2,199	1,631	1,816	1,248	6,894

Net income	$5,297	$4,457	$4,561	$3,610	$17,925

Net income per share:
Basic	$0.62	$0.51	$0.53	$0.47	$2.13
Diluted	$0.60	$0.51	$0.53	$0.47	$2.11

Item 7A. – Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Item 8. – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union Bankshares Corporation

Bowling Green, Virginia

We have audited the accompanying consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Union Bankshares Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Union Bankshares Corporation and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Union Bankshares Corporation and subsidiaries’ internal control over financial reporting based on our audits. We did not audit the financial statements of Mortgage Capital Investors, Inc. for 2004 and 2003, a consolidated subsidiary which reflects total assets and revenue constituting 3% and 13%, respectively, in 2004 and 3% and 17%, respectively, in 2003 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mortgage Capital Investors, Inc. is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union Bankshares Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, based on our audit, management’s assessment that Union Bankshares Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, based on our audit, Union Bankshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Yount, Hyde & Barbour, P. C.

Winchester, Virginia

February 13, 2006

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(in thousands, except per share amounts)

	2005	2004
ASSETS
Cash and cash equivalents:
Cash and due from banks	$47,731	$29,920
Interest-bearing deposits in other banks	578	523
Money market investments	94	130
Other interest-bearing deposits	2,598	2,598
Federal funds sold	18,537	73

Total cash and cash equivalents	69,538	33,244

Securities available for sale, at fair value	246,017	233,467

Loans held for sale	28,068	42,668

Loans, net of unearned income	1,362,254	1,264,841
Less allowance for loan losses	17,116	16,384

Net loans	1,345,138	1,248,457

Bank premises and equipment, net	45,332	40,945
Other real estate owned	—	14
Core deposit intangibles, net	8,504	9,721
Goodwill	31,297	30,992
Other assets	51,064	32,702

Total assets	$1,824,958	$1,672,210

LIABILITIES
Noninterest-bearing demand deposits	$258,085	$230,055
Interest-bearing deposits:
NOW accounts	197,888	195,309
Money market accounts	178,346	197,617
Savings accounts	117,046	117,851
Time deposits of $100,000 and over	333,709	209,929
Other time deposits	371,441	363,556

Total interest-bearing deposits	1,198,430	1,084,262

Total deposits	1,456,515	1,314,317

Securities sold under agreements to repurchase	60,828	45,024
Other short-term borrowings	42,600	24,514
Trust preferred capital notes	23,196	23,196
Long-term borrowings	47,000	90,271
Other liabilities	15,461	12,130

Total liabilities	1,645,600	1,509,452

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $2 par value; authorized 24,000,000 shares; issued and outstanding, 8,797,325 shares in 2005 and 8,744,176 shares in 2004	17,595	17,488
Surplus	35,426	33,716
Retained earnings	124,531	106,460
Accumulated other comprehensive income	1,806	5,094

Total stockholders’ equity	179,358	162,758

Total liabilities and stockholders’ equity	$1,824,958	$1,672,210

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(in thousands, except per share amounts)

	2005	2004	2003
Interest and dividend income :
Interest and fees on loans	$90,355	$68,738	$54,312
Interest on Federal funds sold	349	102	138
Interest on deposits in other banks	49	29	22
Interest on money market investments	2	1	22
Interest on other interest-bearing deposits	81	33	—
Interest and dividends on securities:
Taxable	7,791	7,709	8,171
Nontaxable	3,690	3,932	4,352

Total interest and dividend income	102,317	80,544	67,017

Interest expense:
Interest on deposits	25,908	20,029	19,873
Interest on short-term borrowings	2,013	697	325
Interest on long-term borrowings	5,046	4,926	3,707

Total interest expense	32,967	25,652	23,905

Net interest income	69,350	54,892	43,112
Provision for loan losses	1,172	2,154	2,307

Net interest income after provision for loan losses	68,178	52,738	40,805

Noninterest income:
Service charges on deposit accounts	6,790	6,826	5,597
Other service charges, commissions and fees	4,360	3,431	2,509
Gains on securities transactions, net	26	49	113
Gains on sales of loans	12,973	11,836	13,260
Gains on sales of other real estate owned and bank premises, net	33	29	165
Other operating income	1,328	1,131	1,196

Total noninterest income	25,510	23,302	22,840

Noninterest expenses:
Salaries and benefits	33,556	29,128	25,137
Occupancy expenses	4,148	3,427	2,684
Furniture and equipment expenses	3,927	3,444	2,609
Other operating expenses	16,644	15,222	10,295

Total noninterest expenses	58,275	51,221	40,725

Income before income taxes	35,413	24,819	22,920
Income tax expense	10,591	6,894	6,256

Net income	$24,822	$17,925	$16,664

Earnings per share, basic	$2.83	$2.13	$2.19

Earnings per share, diluted	$2.81	$2.11	$2.17

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance - December 31, 2002	$15,159	$1,442	$81,997	$6,894		$105,492
Comprehensive income:
Net income - 2003			16,664		$16,664	16,664
Unrealized holding losses arising during the period (net of tax, $39)					(75)
Reclassification adjustment for gains included in net income (net of tax, $38)					(75)

Other comprehensive loss (net of tax, $77)				(150)	(150)	(150)

Total comprehensive income					$16,514

Cash dividends - 2003 ($.60 per share)			(4,559)			(4,559)
Issuance of common stock under Dividend Reinvestment Plan (16,501 shares)	33	426				459
Issuance of common stock under Incentive Stock Option Plan (26,703 shares)	54	395				449
Issuance of common stock for services rendered (8,196 shares)	16	248				264
Stock repurchased under Stock Repurchase Plan and option exchange (3,859 shares)	(8)	(110)				(118)

Balance - December 31, 2003	$15,254	$2,401	$94,102	$6,744		$118,501
Comprehensive income:
Net income - 2004			17,925		$17,925	$17,925
Unrealized holding losses arising during the period (net of tax, $871)					(1,618)
Reclassification adjustment for gains included in net income (net of tax, $17)					(32)

Other comprehensive loss (net of tax, $888)				(1,650)	(1,650)	(1,650)

Total comprehensive income					$16,275

Cash dividends - 2004 ($.68 per share)			(5,567)			(5,567)
Issuance of common stock under Dividend Reinvestment Plan (18,678 shares)	37	529				566
Issuance of common stock under Incentive Stock Option Plan (66,586 shares)	134	860				994
Issuance of common stock for services rendered (8,908 shares)	17	292				309
Issuance of common stock in exchange for net assets in acquisition (1,022,756 shares)	2,046	29,634				31,680

Balance - December 31, 2004	$17,488	$33,716	$106,460	$5,094		$162,758
Comprehensive income:
Net income - 2005			24,822		$24,822	24,822
Unrealized holding losses arising during the period (net of tax, $1,762)					(3,271)
Reclassification adjustment for gains included in net income (net of tax, $9)					(17)

Other comprehensive loss (net of tax, $1,771)				(3,288)	(3,288)	(3,288)

Total comprehensive income					$21,534

Cash dividends - 2005 ($.77 per share)			(6,751)			(6,751)
Tax benefit from exercise of stock awards		169				169
Accelerated vesting of stock options		64				64
Award of performance stock grants		48				48
Unearned compensation on restricted stock, net of amortization		(157)				(157)
Issuance of common stock under Dividend Reinvestment Plan (19,594 shares)	40	683				723
Issuance of common stock under Incentive Stock Option Plan (19,222 shares)	38	330				368
Issuance of common stock for services rendered (9,003 shares)	18	392				410
Issuance of restricted stock under Incentive Stock Option Plan (5,330 shares)	11	181				192

Balance - December 31, 2005	$17,595	$35,426	$124,531	$1,806		$179,358

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ending December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Operating activities:
Net income	$24,822	$17,925	$16,664
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization of bank premises and equipment	3,396	2,994	2,041
Amortization, net	1,556	1,679	2,237
Provision for loan losses	1,172	2,154	2,307
Gains on securities available for sale	(26)	(49)	(113)
Origination of loans held for sale	(556,774)	(496,153)	(535,482)
Proceeds from sales of loans held for sale	571,374	482,168	546,570
Gains on sales of other real estate owned and premises, net	(33)	(29)	(165)
Stock-based compensation expenses	147	—	—
Increase in other assets	(16,946)	(335)	(655)
Increase (decrease) in other liabilities	3,500	(594)	(232)

Net cash and cash equivalents provided by operating activities	32,188	9,760	33,172

Investing activities:
Purchases of securities available for sale	(56,417)	(76,574)	(71,065)
Proceeds from sales of securities available for sale	—	12,354	9,775
Proceeds from maturities, calls and paydowns of securities available for sale	38,545	87,806	92,455
Net increase in loans	(97,853)	(218,801)	(163,470)
Purchases of bank premises and equipment	(7,797)	(9,483)	(7,678)
Proceeds from sales of bank premises and equipment	—	—	15
Proceeds from sales of other real estate owned	61	494	486
Cash paid in bank acquisition	—	(23,235)	—
Cash acquired in bank acquisition	—	16,701	—

Net cash and cash equivalents used in investing activities	(123,461)	(210,738)	(139,482)

Financing activities:
Net increase in noninterest-bearing deposits	28,030	45,129	12,957
Net increase in interest-bearing deposits	114,168	84,933	89,878
Net increase (decrease) in short-term borrowings	33,890	19,936	(2,175)
Net increase (decrease) in long-term borrowings	(42,700)	37,500	5,000
Repayment of long-term borrowings	(571)	(13,437)	(1,011)
Proceeds from trust preferred capital notes	—	23,196	—
Cash dividends paid	(6,751)	(5,567)	(4,559)
Issuance of common stock	1,501	1,560	908
Stock repurchased under Stock Repurchase Plan and option exchange	—	—	(118)

Net cash and cash equivalents provided by financing activities	127,567	193,250	100,880

Increase (decrease) in cash and cash equivalents	36,294	(7,728)	(5,430)
Cash and cash equivalents at beginning of the period	33,244	40,972	46,402

Cash and cash equivalents at end of the period	$69,538	$33,244	$40,972

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$25,221	$25,404	$23,965
Income taxes	12,178	6,896	7,211
Supplemental schedule of noncash investing and financing activities:
Unrealized loss on securities available for sale	(5,059)	(2,381)	(227)
Issuance of common stock for services rendered	410	309	—
Issuance of common stock in exchange for net assets in acquisition	—	31,680	264
Issuance of common stock pursuant to restricted stock awards	192	—	—
Transactions related to the acquisition of subsidiary:
Increase in assets and liabilities:
Loans	$—	$165,062	$—
Securities	—	19,931	—
Other Assets	—	39,220	—
Noninterest bearing deposits	—	38,503	—
Interest bearing deposits	—	145,981	—
Borrowings	—	7,000	—
Other Liabilities	—	2,130	—
Issuance of common stock	—	31,680	—

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004, and 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and practices of Union Bankshares Corporation and subsidiaries (the “Company”) conform with accounting principles generally accepted in the United States of America and follow general practice within the banking industry. Major policies and practices are described below:

(A)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, which is a bank holding company that owns all of the outstanding common stock of its banking subsidiaries, Union Bank and Trust Company (“Union Bank”), Northern Neck State Bank, Rappahannock National Bank, Bank of Williamsburg and of Union Investment Services. Mortgage Capital Investors, Inc. is a wholly-owned subsidiary of Union Bank. The Bank of Williamsburg has a non-controlling interest in Johnson Mortgage Company, LLC, which is accounted for under the equity method of accounting. The Company’s Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities in connection with the Company’s acquisition of Guaranty. Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest—an interpretation of ARB No. 51” (“FIN 46R”) precludes the Company from consolidating Statutory Trust I, an unconsolidated subsidiary. The subordinated debt payable to the trust is reported as a liability of the Company. All significant inter-company balances and transactions have been eliminated. The accompanying consolidated financial statements for prior periods reflect certain reclassifications in order to conform to the current presentation.

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

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans and commercial real estate loans throughout its market area. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Credit card loans and other personal loans are typically charged-off no later than 180 days past due. In all cases, loans are placed on non-accrual status or charged-off at an earlier date if collection of principal and interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for various qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Bank premises and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using either the straight-line or accelerated method based on the type of asset involved. The Company’s policy is to capitalize additions and improvements and to depreciate the cost thereof over their estimated useful lives ranging from 3 to 40 years. Maintenance, repairs and renewals are expensed as they are incurred.

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

The Company follows a policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2005, 2004 and 2003 were $1.3 million, $1.2 million and $820 thousand, respectively.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (“FIN 46”), which states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate the entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Due to the significant implementation concerns, the FASB revised Interpretation No. FIN 46. Management has evaluated the Company’s investment in variable interest entities and potential variable interest entities or transactions, particularly in trust preferred securities structures because these entities constitute the Company’s primary exposure.

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

(S)	Concentrations of Credit Risk

Most of the Company’s activities are with customers located in portions of central and Tidewater Virginia. Securities Available for Sale are discussed in Note 2. Loans are discussed in Note 3.

(T)	Stock Compensation Plan

The Company accounts for the stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the Company’s stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. Included in 2005 was $792 thousand related to shares vesting in connection with the acceleration of stock options.

	Years Ended December 31,
(in thousands except per share data)	2005	2004	2003
Net income, as reported	$24,822	$17,925	$16,664
Total stock-based compensation expense determined under fair value based method for all awards	(1,194)	(378)	(338)

Pro forma net income	$23,628	$17,547	$16,326

Earning per share:
Basic - as reported	$2.83	$2.13	$2.19

Basic - pro forma	$2.70	$2.09	$2.15

Diluted - as reported	$2.81	$2.11	$2.17

Diluted - pro forma	$2.67	$2.07	$2.13

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	2.30%	2.39%	2.43%
Expected life	10 years	10 years	10 years
Expected volatility	32.93%	34.54%	35.54%
Risk-free interest rate	4.22%	4.23%	4.03%

(U)	Recent Accounting Pronouncements

In November 2005, FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company does not anticipate the amendment will have a material effect on its financial statements.

In May 2005, FASB issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In December 2004, FASB issued Statement No. 123 (Revised 2004) (SFAS No. 123R) “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005.

On December 30, 2005, the Company accelerated the vesting of stock options in order to eliminate the recognition of compensation expense associated with the affected options under SFAS No. 123R, which will apply to the Company beginning in the first quarter of 2006. The Company anticipates that the aggregate pre-tax compensation expense associated with the accelerated options that will be avoided by this action is approximately $792 thousand, of which approximately $312 thousand would have been recognized in 2006. The Company believes that it will not be required to recognize any compensation expense in future periods associated with the affected options. However, there can be no assurance that the acceleration of vesting of these options may not result in some future compensation expense. The Company is seeking consent from option holders affected by Section 422 of the Internal Revenue Code of 1986, as amended, to accelerate options held. If these holders withhold consent the pre-tax compensation expense of approximately $792 thousand will be reduced by approximately $229 thousand.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Company’s financial statements.

(V)	Business Combinations

On May 1, 2004, the Company completed its acquisition of Guaranty headquartered in Charlottesville, Virginia. This acquisition was accounted for using the purchase method of accounting. The total consideration paid to Guaranty stockholders in connection with the acquisition was approximately $54.9 million with approximately $23.2 million in cash and 1,023,000 shares of the Company’s common stock. The Company operated Guaranty as a separate subsidiary until September 13, 2004, when the operations of Guaranty were merged with and into the Company’s largest subsidiary, Union Bank. Guaranty transactions have been included in Union Bank’s financial results since May 1, 2004. Acquired assets on May 1, 2004 totaled $248 million, including $165 million in loans and $184 million in deposits. As part of the purchase price allocation at May 1, 2004, Union Bank recorded $5.8 million in core deposit intangibles, and goodwill totaled approximately $30.1 million. The core deposit intangible asset for this acquisition is being amortized over an average of 8.74 years.

The acquisition of Guaranty fell under the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) Under EITF Issue No. 94-3, an entity recognizes a liability for an exit cost on the date that the entity commits itself to an exit plan. “Exit costs” are defined to include those costs recorded by Guaranty prior to the merger date and therefore are not included in the Company’s results of operations. Guaranty recorded exit costs of $1.3 million relating to severance and costs associated with terminating contracts.

The Company’s exit costs, referred to herein as “merger-related” costs, are defined to include those costs for combining operations such as systems conversions, integration planning consultant fees and marketing consultant fees incurred by the Company prior to and after the merger date and are included in the results of operations. The Company expensed merger-related costs which totaled approximately $343 thousand for year ended December 31, 2004. The costs associated with these activities are included in noninterest expenses.

Additionally, the Company recently announced the signing of a definitive agreement, pursuant to which it will acquire Prosperity Bank and Trust Company (“Prosperity”) in an all cash transaction valued at $36 million. Prosperity, with nearly $130 million in assets, operates three offices in Springfield, Virginia, located in affluent Fairfax County, a suburb of Washington, D.C. This acquisition will close on or about April 1, 2006 with back office data conversion scheduled for September 2006.

2.	SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
U.S. government and agency securities	$1,977	$—	$(42)	$1,935
Obligations of states and political subdivisions	83,908	2,487	(177)	86,218
Corporate and other bonds	38,423	2,603	(247)	40,779
Mortgage-backed securities	108,576	183	(2,053)	106,706
Federal Reserve Bank stock - restricted	2,213	—	—	2,213
Federal Home Loan Bank stock - restricted	7,392	—	—	7,392
Other securities	750	24	—	774

	$243,239	$5,297	$(2,519)	$246,017

	2004
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
U.S. government and agency securities	$8,016	$14	$(10)	$8,020
Obligations of states and political subdivisions	80,051	3,333	(46)	83,338
Corporate and other bonds	34,759	3,914	—	38,673
Mortgage-backed securities	92,425	779	(281)	92,923
Federal Reserve Bank stock - restricted	2,153	—	—	2,153
Federal Home Loan Bank stock - restricted	7,474	—	—	7,474
Other securities	751	135	—	886

	$225,629	$8,175	$(337)	$233,467

The amortized cost and estimated fair value (in thousands) of securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,629	$7,625
Due after one year through five years	20,836	20,778
Due after five years through ten years	94,044	94,647
Due after ten years	110,375	112,588

	232,884	235,638
Federal Reserve Bank stock - restricted	7,392	7,392
Federal Home Loan Bank stock - restricted	2,213	2,213
Other securities	750	774

	$243,239	$246,017

Securities with an amortized cost of approximately $92.2 million and $89.3 million at December 31, 2005 and 2004 were pledged to secure public deposits, repurchase agreements and for other purposes.

Sales, call, maturities and paydowns of securities available for sale produced the following results for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Proceeds from sales	$—	$12,354	$9,775
Proceeds from calls, maturities and paydowns	38,545	87,806	92,455

Total proceeds	$38,545	$100,160	$102,230

Gross realized gains	$26	$124	$160
Gross realized (losses)	—	(75)	(47)

Net realized gains (losses)	$26	$49	$113

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

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary cause of temporary impairments is the decline in the prices of the bonds as rates have risen. There are approximately 91 securities totaling $110.1 million that have been in a continuous loss position greater than 12 months, primarily consisting of mortgage-backed securities. Since the declines in fair value were attributable to changes in market interest rates, not in estimated cash flows or credit quality, no other-than-temporary impairment was recorded at December 31, 2005.

The following tables present the gross unrealized losses and fair values at December 31, 2005 and 2004, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 months		More than 12 months		Total
As of December 31, 2005 (in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
U.S. government and agency securities	$490	$(10)	$1,445	$(32)	$1,935	$(42)
Obligations of states and political subdivisions	1,247	(12)	5,287	(165)	6,534	(177)
Mortgage-backed securities	—	—	95,390	(2,053)	95,390	(2,053)
Corporate and other bonds	1,997	(3)	7,973	(244)	9,970	(247)

	$3,734	$(25)	$110,095	$(2,494)	$113,829	$(2,519)

	Less than 12 months		More than 12 months		Total
As of December 31, 2004 (in thousands)	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
U.S. government and agency securities	$2,519	$(10)	$—	$—	$2,519	$(10)
Obligations of states and political subdivisions	1,532	(23)	1,264	(23)	2,796	(46)
Mortgage-backed securities	31,112	(220)	1,871	(61)	32,983	(281)

	$35,163	$(253)	$3,135	$(84)	$38,298	$(337)

3.	LOANS

Loans are stated at their face amount, net of unearned income, and consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Mortgage loans on real estate:
Residential 1-4 family	$271,721	$270,341
Commercial	394,094	368,816
Construction	273,262	221,190
Second mortgages	24,088	18,017
Equity lines of credit	96,490	90,042
Multifamily	14,648	18,287
Agriculture	11,145	5,530

Total real estate loans	1,085,448	992,223

Commercial Loans	127,048	135,907

Consumer installment loans
Personal	126,174	113,841
Credit cards	9,388	8,655

Total consumer installment loans	135,562	122,496

All other loans	14,196	14,219

Gross loans	1,362,254	1,264,845
Less unearned income on loans	—	4

Loans, net of unearned income	$1,362,254	$1,264,841

At December 31, 2005 and 2004, the recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), totaled $11.3 million and $11.3 million, respectively. The valuation allowance related to impaired loans on December 31, 2005 and 2004 is $1.3 million and $1.2 million, respectively. For the years ended December 31, 2005, 2004 and 2003, the average investment in impaired loans was $11.4 million, $10.7 million and $10.0 million, respectively. Had these loans performed in accordance with their original terms, interest income of approximately $870 thousand and $784 thousand would have been recorded in 2005 and 2004, respectively. There was no interest income recorded on impaired loans in 2005 and 2004. There were no non-accrual loans excluded from impaired loan disclosure at December 31, 2005 and 2004. Loans past due 90 days or more and accruing interest totaled $150 thousand and $822 thousand at December 31, 2005 and 2004, respectively.

4.	ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 is summarized below (in thousands):

	2005	2004	2003
Balance, beginning of year	$16,384	$11,519	$9,179
Allowance from acquired bank	—	2,040	—
Provision charged to operations	1,172	2,154	2,307
Recoveries credited to allowance	400	1,845	988

Total	17,956	17,558	12,474
Loans charged off	840	1,174	955

Balance, end of year	$17,116	$16,384	$11,519

5.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Land	$12,492	$11,157
Land improvements and buildings	27,855	27,422
Leasehold improvements	1,175	1,088
Furniture and equipment	20,254	18,634
Construction in progress	6,423	2,571

Total	68,199	60,872
Less accumulated depreciation and amortization	22,867	19,927

Bank premises and equipment, net	$45,332	$40,945

Depreciation expense for 2005, 2004 and 2003 was $3.4 million, $3.0 million, and $2.0 million, respectively. Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2005 are as follows (in thousands):

2006	$1,104
2007	938
2008	886
2009	818
2010	705
Thereafter	1,780

$6,231

The leases contain options to extend for periods up to 18 years. Rental expense for years ended December 31, 2005, 2004 and 2003 totaled $1.5 million, $1.3 million, and $1.2 million, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2005, 2004 or 2003. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 15 years. As part of the purchase price allocation for the acquisition of Guaranty, the Company recorded approximately $5.8 million in core deposit intangible assets and $30.1 million in goodwill, in 2004. The core deposit intangible assets recorded in the Guaranty acquisition are being amortized over an average of 8.74 years. Information concerning goodwill and intangible assets is presented in the following table:

	December 31, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$13,623	5,119	$8,504	$13,623	$3,902	$9,721
Unamortizable goodwill	31,639	342	31,297	31,334	342	30,992

Amortization expense of core deposit intangibles for the years ended December 31, 2005, 2004 and 2003 totaled $1.2 million, $1.0 million and $571 thousand, respectively. Estimated amortization expense of core deposit intangibles for the years ended December 31 are as follows (in thousands):

2006	$1,218
2007	1,218
2008	1,209
2009	1,195
2010	1,196
Thereafter	2,468

$8,504

7.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $333.7 million and $209.9 million, respectively. At December 31, 2005, the scheduled maturities of time deposits are as follows (in thousands):

2006	$428,366
2007	138,879
2008	81,995
2009	40,321
2010	15,316
Thereafter	273

$705,150

8.	OTHER BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions, and advances from the Federal Home Loan Bank of Atlanta, which are secured by mortgage-related assets. The carrying value of the loans pledged as collateral for FHLB advances total $1.4 billion at December 31, 2005. Short-term borrowings consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Securities sold under agreements to repurchase	$60,828	$45,024
Federal funds purchased	—	12,014
Other short-term borrowings	42,600	12,500

Total	$103,428	$69,538

Maximum month-end outstanding balance	$103,428	$93,082
Average outstanding balance during the year	62,452	64,649
Average interest rate during the year	2.62%	1.08%
Average interest rate at end of year	3.14%	1.85%

The contractual maturities of long-term debt are as follows as of December 31, 2005 (in thousands):

	Fixed Rate	Floating Rate	Total
Due in 2006	$—	$—	$—
Due in 2007	—	—	—
Due in 2008	5,000	—	5,000
Due in 2009	10,000	—	10,000
Due in 2010	20,000	—	20,000
Thereafter	12,000	23,196	35,196

Total long term debt	$47,000	$23,196	$70,196

At December 31, 2005, the Company’s fixed-rate long-term debt totals $47.0 million and matures through 2011. The interest rate on the fixed-rate notes payable ranges from 5.22% to 6.32%. At December 31, 2004, the Company had fixed-rate long-term debt totaling $89.7 million, maturing through 2013.

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities in connection with the Company’s acquisition of Guaranty. On March 18, 2004, $22.5 million of Trust Preferred Capital Notes were issued through a pooled underwriting totaling approximately $858.8 million. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.75%) which adjusts, and is payable, quarterly. The interest rate at December 31, 2005 and 2004 was 7.25% and 5.25%, respectively. The securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities. The obligations of the Company with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Capital Securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities and require a deferral of common dividends.

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

The subsidiary banks maintain Federal funds lines with several correspondent banks totaling $65 million for years ending December 31, 2005 and 2004. The Company also had a line of credit with the Federal Home Loan Bank of Atlanta totaling $541 million and $504 million for years ended December 31, 2005 and 2004, respectively.

9.	INCOME TAXES

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Deferred tax assets:
Allowance for loan losses	$5,990	$5,734
Benefit plans	608	549
Nonaccrual loans	694	389
Conversion expenses	93	229
Other	385	277

Total deferred tax assets	7,770	7,178

Deferred tax liabilities:
Depreciation	2,374	2,760
Purchase accounting intangibles	1,907	1,977
Other	278	310
Securities available for sale	972	2,743

Total deferred tax liabilities	5,531	7,790

Net deferred tax asset (liability)	$2,239	$(612)

In assessing the realizability of deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies. Management believes it is more likely than not the Company will realize its deferred tax assets and, accordingly, no valuation allowance has been established.

The provision for income taxes charged to operations for the years ended December 31, 2005, 2004 and 2003 consists of the following (in thousands):

	2005	2004	2003
Current tax expense	$11,671	$7,229	$6,911
Deferred tax expense (benefit)	(1,080)	(335)	(655)

Income tax expense	$10,591	$6,894	$6,256

The income tax expense differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2005, 2004 and 2003, due to the following (in thousands):

	2005	2004	2003
Computed “expected” tax expense	$12,394	$8,687	$8,022
(Decrease) in taxes resulting from:
Tax-exempt interest income, net	(1,432)	(1,483)	(1,555)
Other, net	(371)	(310)	(211)

Income tax expense	$10,591	$6,894	$6,256

The effective tax rates were 29.9%, 27.8% and 27.3% for years 2005, 2004 and 2003, respectively. Tax credits totaled $106 thousand, $84 thousand, and $42 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

10.	EMPLOYEE BENEFITS

The Company has a 401(k) plan that allows employees to make pre-tax contributions for retirement. The 401(k) plan provides for matching contributions by the Company for employee contributions up to 3% of each employee’s compensation. The Company also has an Employee Stock Ownership Plan (“ESOP”). The Company makes discretionary profit sharing contributions into the 401 (k) Plan, ESOP and in cash. Company discretionary contributions to both the 401 (k) Plan and the ESOP are allocated to participant accounts in proportion to each participant’s compensation and vested over a six year time interval. Employee contributions to the ESOP are not allowed and the 401 (k) does not provide for investment in the Company’s stock. Company discretionary profit sharing payments made in 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
401(k) Plan	$1,020	$1,184	$843
ESOP	790	379	618
Cash	192	329	276

	$2,001	$1,892	$1,737

The Company has an obligation to certain members of the subsidiary banks’ Boards of Directors under deferred compensation plans in the amount of $2.5 million and $1.8 million at December 31, 2005 and 2004, respectively. The expense related to the deferred compensation plans was $115 thousand, $158 thousand and $132 thousand for the years ended December 31, 2005, 2004 and 2003, respectively. These benefits will be fully funded by life insurance proceeds.

In December 2001, the Company’s Board of Directors approved an incentive compensation plan as a means of attracting, rewarding and retaining management. The plan is based on both corporate and individual objectives established annually for each participant. The corporate goals are based on cash return on equity and earnings per share growth relative to peer banks, while the individual goals are based on specific performance evaluation objectives. Each participant is evaluated within these two categories to determine eligibility and rate of payment based on performance. Salaries and benefits expense includes $645 thousand, $392 thousand, and $315 thousand for the years ended December 31, 2005, 2004 and 2003, respectively, for incentive compensation under this plan.

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

Effective January 1, 1992, the Company established the ESOP. The ESOP is a tax-qualified retirement plan intended to invest primarily in Company stock, and it is subject to the applicable requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. Participants become 100% vested after six years of credited service. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of its distribution. Contributions each year are at the discretion of the Board of Directors, within certain limitations prescribed by federal tax regulations. The ESOP held 175,472 shares as of December 31, 2005. All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share.

A summary of changes in outstanding stock options for the years 2005, 2004 and 2003 follows:

	December 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, January 1	226,729	$23.61	222,139	$19.84	194,415	$16.47
Granted	22,925	37.16	54,800	33.82	66,350	27.77
Assumed from acquisition	—	—	25,260	11.87	—	—
Forfeited	(10,050)	28.08	(8,884)	24.56	(11,923)	21.17
Exercised	(15,642)	19.38	(66,586)	14.90	(26,703)	14.38

Options outstanding, December 31	223,962	$25.04	226,729	$23.61	222,139	$19.84

Weighted average fair value per option of options granted during year		$13.40		$12.46		$10.29

A summary of options outstanding at December 31, 2005 follows:

		Options Outstanding			Options Exercisable
Exercise Price		Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$12.50		2,300	1.1 yrs	$12.50	2,300	12.50
12.81		10,210	5.1	12.81	8,210	12.81
13.00		8,597	4.1	13.00	8,597	13.00
16.00		35,970	5.9	16.00	29,570	16.00
20.13		48,140	2.1	20.13	48,140	20.13
27.87		48,220	7.1	27.87	38,500	27.87
28.50		1,000	7.6	28.50	1,000	28.50
30.50		2,500	8.0	30.50	2,500	30.50
33.98		46,050	8.1	33.98	31,690	33.98
35.25		16,475	9.1	35.25	16,475	35.25
41.27		2,500	9.6	41.27	2,500	41.27
47.76		2,000	10.0	47.76	2,000	47.76

$12.50 -	47.76	223,962	6.0	$25.04	191,482	24.66

11.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At December 31, 2005 and 2004, the Company had outstanding loan commitments approximating $654.6 million and $571.6 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $28.2 million for both years ended at December 31, 2005 and 2004.

At December 31, 2005, the mortgage company had rate lock commitments to originate mortgage loans amounting to approximately $27.2 million and loans held for sale of $28.1 million. The mortgage company has entered into corresponding mandatory commitments on a best-efforts basis to sell loans servicing released totaling approximately $55.3 million. These commitments to sell loans are designed to eliminate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

12.	RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its directors, principal officers and affiliated companies in which they are principal stockholders. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties totaled $24.9 million and $23.3 million as of December 31, 2005 and 2004, respectively. During 2005 new advances to such related parties amounted to $7.9 million and repayments amounted to $6.3 million.

13.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. There were 2,000, 35,000 and 33,000 anti-dilutive options as of December 31, 2005, 2004 and 2003, respectively.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the years ended December 31, 2005, 2004 and 2003 (in thousands except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2005
Basic EPS	$24,822	8,762	$2.83
Effect of dilutive stock awards	—	88	(0.02)

Diluted EPS	$24,822	8,850	$2.81

For the Year Ended December 31, 2004
Basic EPS	$17,925	8,403	$2.13
Effect of dilutive stock awards	—	79	(0.02)

Diluted EPS	$17,925	8,482	$2.11

For the Year Ended December 31, 2003
Basic EPS	$16,664	7,603	$2.19
Effect of dilutive stock awards	—	72	(0.02)

Diluted EPS	$16,664	7,675	$2.17

14.	COMMITMENTS AND LIABILITIES

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

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2005 and 2004, the aggregate amount of daily average required reserves, net of vault cash, was approximately $1.8 million and $1.4 million, respectively.

The Company has approximately $1.3 million in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios of Total and Tier I capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 2005, that the Company and Banks meet all capital adequacy requirements to which they are subject.

The Company’s and principal banking subsidiaries’ actual capital amounts and ratios are also presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Required in Order to Be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2005
Total capital to risk weighted assets
Consolidated	$177,367	12.14%	$116,881	8.00%	NA	NA
Union Bank & Trust	123,969	11.14%	89,026	8.00%	$111,283	10.00%
Northern Neck State Bank	27,716	12.67%	17,500	8.00%	21,875	10.00%
Tier 1 capital to risk weighted assets
Consolidated	160,251	10.97%	58,432	4.00%	NA	NA
Union Bank & Trust	110,142	9.90%	44,502	4.00%	66,753	6.00%
Northern Neck State Bank	25,765	11.78%	8,749	4.00%	13,123	6.00%
Tier 1 capital to average adjusted assets
Consolidated	160,251	9.09%	70,517	4.00%	NA	NA
Union Bank & Trust	110,142	8.55%	51,528	4.00%	64,411	5.00%
Northern Neck State Bank	25,765	8.11%	12,708	4.00%	15,885	5.00%

As of December 31, 2004
Total capital to risk weighted assets
Consolidated	$155,834	11.63%	$107,194	8.00%	NA	NA
Union Bank & Trust	109,023	10.69%	81,589	8.00%	$101,986	10.00%
Northern Neck State Bank	25,213	12.11%	16,656	8.00%	20,820	10.00%
Tier 1 capital to risk weighted assets
Consolidated	139,449	10.41%	53,583	4.00%	NA	NA
Union Bank & Trust	96,271	9.44%	40,793	4.00%	61,189	6.00%
Northern Neck State Bank	23,149	11.12%	8,327	4.00%	12,490	6.00%
Tier 1 capital to average adjusted assets
Consolidated	139,450	8.60%	64,860	4.00%	NA	NA
Union Bank & Trust	96,271	8.07%	47,718	4.00%	59,647	5.00%
Northern Neck State Bank	23,149	7.69%	12,041	4.00%	15,051	5.00%

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2005 and 2004, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2005 and 2004 are as follows (in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$69,538	$69,538	$33,244	$33,244
Securities available for sale	246,017	246,017	233,467	233,467
Loans held for sale	28,068	28,068	42,668	42,668
Net loans	1,345,138	1,359,193	1,248,457	1,280,186
Accrued interest receivable	8,919	8,919	8,048	8,048

Financial liabilities:
Deposits	1,456,515	1,447,389	1,314,317	1,312,423
Borrowings	173,624	179,152	183,005	187,784
Accrued interest payable	2,146	2,146	1,617	1,617

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

The primary sources of funds for the dividends paid by Union Bankshares Corporation (the “Parent Company”) are dividends received from its subsidiary banks. The payments of dividends by the subsidiary banks and the ability of the banks to loan or advance funds to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2005, the aggregate amount of unrestricted funds, which could be transferred from the Company’s subsidiaries to the Parent Company, without prior regulatory approval, totaled approximately $37.6 million or 2.1% of the consolidated net assets.

Financial information for the Parent Company follows:

UNION BANKSHARES CORPORATION (“PARENT COMPANY ONLY”)

BALANCE SHEETS

DECEMBER 31, 2005 and 2004

(in thousands)

	2005	2004
Assets:
Cash	$4,558	$4,050
Securities available for sale	559	580
Premises and equipment, net	3,321	2,909
Other assets	2,558	2,511
Investment in subsidiaries	192,599	177,150

Total assets	$203,595	$187,200

Liabilities and Stockholders’ Equity:
Long-term debt	$—	$571
Trust preferred capital notes	23,196	23,196
Other liabilities	1,041	675

Total liabilities	24,237	24,442

Common stock	17,595	17,488
Surplus	35,426	33,716
Retained earnings	124,531	106,460
Accumulated other comprehensive income	1,806	5,094

Total stockholders’ equity	179,358	162,758

Total liabilities and stockholders’ equity	$203,595	$187,200

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Income:
Interest and dividend income	$3	$22	$3
Dividends received from subsidiaries	9,297	7,119	8,591
Management fee received from subsidiaries	10,854	9,333	8,135
Equity in undistributed net income of subsidiaries	17,048	11,899	8,509
Gain on sale of AFS securities	—	94	—
(Loss) on sale of fixed assets	(5)	—	—
Other income	1	—	1

Total income	37,198	28,467	25,239

Expenses:
Interest expense	1,385	779	40
Salaries and benefits	7,354	6,474	5,688
Other operating expenses	3,637	3,289	2,847

Total expenses	12,376	10,542	8,575

Net income	$24,822	$17,925	$16,664

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Operating activities:
Net income	$24,822	$17,925	$16,664
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(17,048)	(11,899)	(8,509)
(Increase) in other assets	(357)	(137)	(604)
Other, net	682	117	595

Net cash and cash equivalents provided by operating activities	8,099	6,006	8,146

Investing activities:
Purchases of securities available for sale	31	(23,031)	(395)
Payment for investments in subsidiaries	(1,000)	(25,293)	—
Proceeds from maturity of available for sale securities	—	23,078	180
Purchase of equipment	(801)	(781)	(1,374)

Net cash and cash equivalents used in investing activities	(1,770)	(26,027)	(1,589)

Financing activities:
Proceeds from long-term borrowings	—	23,196	—
Repayment of long-term borrowings	(571)	(762)	(761)
Cash dividends paid	(6,751)	(5,567)	(4,559)
Issuance of common stock	—	1,870	908
Stock repurchased under Stock Repurchase Plan and option exchange	1,501	—	(118)

Net cash and cash equivalents provided (used in) by financing activities	(5,821)	18,737	(4,530)

Increase (decrease) in cash and cash equivalents	508	(1,284)	2,027
Cash and cash equivalents at beginning of year	4,050	5,334	3,307

Cash and cash equivalents at end of year	$4,558	$4,050	$5,334

Supplemental schedule of noncash investing and financing activities
Issuance of common stock in exchange for net assets in acquisition	—	31,680	—

18.	SEGMENT REPORTING

The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business. The community bank business includes four banks, which provide loan, deposit, investment, and trust services to retail and commercial customers throughout their 45 retail locations in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de miminis risk.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest at the 3 month Libor rate plus 25 basis points. These transactions are eliminated in the consolidation process. A management fee for back room support services is charged to all subsidiaries and eliminated in the consolidation totals. Information about reportable segments and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 are as follows:

2005 (in thousands)	Community Banks	Mortgage	Elimination	Consolidated Totals
Net interest income	$68,453	$897	$—	$69,350
Provision for loan losses	1,172	—	—	1,172

Net interest income after provision for loan losses	67,281	897	—	68,178
Noninterest income	12,729	12,973	(192)	25,510
Noninterest expenses	46,463	12,004	(192)	58,275

Income before income taxes	33,547	1,866	—	35,413
Income tax expense	9,855	736	—	10,591

Net income	23,692	1,130	—	24,822

Total assets	$1,820,366	$33,064	$(28,472)	$1,824,958

Capitalized expenditures (1)	$7,523	$274	$—	$7,797

2004 (in thousands)	Community Banks	Mortgage	Elimination	Consolidated Totals
Net interest income	$53,671	$1,221	$—	$54,892
Provision for loan losses	2,154	—	—	2,154

Net interest income after provision for loan losses	51,517	1,221	—	52,738
Noninterest income	11,673	11,806	(177)	23,302
Noninterest expenses	40,666	10,732	(177)	51,221

Income before income taxes	22,524	2,295	—	24,819
Income tax expense	6,009	885	—	6,894

Net income	$16,515	$1,410	$—	$17,925

Total assets	$1,668,652	$47,397	$(43,839)	$1,672,210

Capitalized expenditures (1)	$9,406	$77	$—	$9,483

2003 (in thousands)	Community Banks	Mortgage	Elimination	Consolidated Totals
Net interest income	$41,439	$1,673	$—	$43,112
Provision for loan losses	2,307	—	—	2,307

Net interest income after provision for loan losses	39,132	1,673	—	40,805
Noninterest income	9,779	13,256	(195)	22,840
Noninterest expenses	30,040	10,880	(195)	40,725

Income before income taxes	18,871	4,049	—	22,920
Income tax expense	4,682	1,574	—	6,256

Net income	$14,189	$2,475	$—	$16,664

Total assets	$1,234,236	$32,293	$(31,797)	$1,234,732

Capitalized expenditures (1)	$6,022	$268	$—	$6,290

(1)	Capitalized expenditures include purchases of property, furniture and equipment.

Item 9. – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Yount, Hyde & Barbour P.C., an independent registered public accounting firm, as stated in their report of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. – Other Information

Not applicable. During the past two years, there have been no changes in or reportable disagreement with the certifying accounts for the Company or any of its subsidiaries.

PART III

Item 10. – Directors and Executive Officers of the Registrant

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of Shareholders to be held April 18, 2006 (“Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Committees,” and “Executive Officers.”

Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated by reference from the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a broad based code of ethics for all employees and directors. The Company has also adopted a code of ethics tailored for directors and senior officers who have financial responsibilities. A copy of the codes may be obtained without charge by request from the Company’s corporate secretary.

Item 11. – Executive Compensation

This information is incorporated by reference from the Proxy Statement under the caption “Executive Compensation.”

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Relative Stockholder Matters

This information is incorporated by reference from the Proxy Statement under the caption “Ownership of Company Common Stock” and “Executive Compensation” and from Item 5 of this 10-K.

Item 13. – Certain Relationships and Related Transactions

This information is incorporated by reference from the Proxy Statement under the caption “Interest of Directors and Officers in Certain Transactions.”

Item 14. – Principal Accounting Fees and Services

This information is incorporated by reference from the Proxy Statement under the caption “Principal Accounting Fees.”

PART IV

Item 15. – Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)  Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 35 thru 63:

(a)(2)  Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)  Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated December 18, 2003, by and between Union Bankshares Corporation and Guaranty Financial Corporation (incorporated by reference to Form S-4 Registration Statement; SEC file no. 333-112416).

2.2	Agreement and Plan of Reorganization, dated October 31, 2005, by and between Union Bankshares Corporation and Prosperity Bank and Trust Company (incorporated by reference to Form 8-k)

3.1	Articles of Incorporation (incorporated by reference to Form S-4 Registration Statement; SEC file no. 33-60458)

3.2	By-Laws (incorporated by reference to Form S-4 Registration Statement; SEC file no. 33-60458)

10.1	Change in Control Employment Agreement of G. William Beale (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.2	Employment Agreement of G. William Beale (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.3	Change in Control Employment Agreement of D. Anthony Peay (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.4	Change in Control Employment Agreement of John C. Neal (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.5	Change in Control Employment Agreement of N. Byrd Newton (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.6	Change in Control Employment Agreement of Rawley H. Watson, III

10.7	Employment Agreement of Philip E. Buscemi (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.8	Union Bankshares Corporation 2003 Stock Incentive Plan (incorporated by reference to Form S-8 Registration Statement; SEC file no. 333-113839)

10.9	Change in Control Employment Agreement of Janis Orfe

11.0	Statement re: Computation of Per Share Earnings (incorporated by reference to note 13 of the notes to consolidated financial statements included in this report)

21.0	Subsidiaries of the Registrant

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union Bankshares Corporation

By:	/s/ G. William Beale	Date: March 10, 2006
G. William Beale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2006.

Signature	Title

/s/ G. William Beale G. William Beale	President, Chief Executive Officer and Director (principal executive officer)

/s/ Douglas E. Caton Douglas E. Caton	Director

/s/ Ronald L. Hicks Ronald L. Hicks	Chairman of the Board of Directors

/s/ Patrick J. McCann Patrick J. McCann	Director

/s/ Hullihen W. Moore Hullihen W. Moore	Director

/s/ R. Hunter Morin R. Hunter Morin	Director

/s/ W. Tayloe Murphy, Jr. W. Tayloe Murphy, Jr.	Vice Chairman of the Board of Directors

/s/ D. Anthony Peay D. Anthony Peay	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Ronald L. Tillett Ronald L. Tillett	Director

/s/ A. D. Whittaker A. D. Whittaker	Director