Form 10-Q
period 2006-03-31
UNION BANKSHARES CORP
filed 2006-05-10
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-20293

UNION BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1598552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of common stock outstanding as of April 27, 2006 was 8,822,855.

UNION BANKSHARES CORPORATION

FORM 10-Q

ii

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	March 31, 2006	December 31, 2005	March 31, 2005
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$49,666	$47,731	$33,498
Interest-bearing deposits in other banks	1,065	578	4,617
Money market investments	155	94	118
Other interest-bearing deposits	2,598	2,598	2,598
Federal funds sold	20,699	18,537	31

Total cash and cash equivalents	74,183	69,538	40,862

Securities available for sale, at fair value	246,523	246,017	222,799

Loans held for sale	27,989	28,068	37,383

Loans, net of unearned income	1,410,945	1,362,254	1,297,954
Less allowance for loan losses	17,631	17,116	16,571

Net loans	1,393,314	1,345,138	1,281,383

Bank premises and equipment, net	49,219	45,332	42,142
Other real estate owned	—	—	14
Core deposit intangibles, net	8,199	8,504	9,417
Goodwill	31,297	31,297	31,297
Other assets	54,958	51,064	34,620

Total assets	$1,885,682	$1,824,958	$1,699,917

LIABILITIES
Noninterest-bearing demand deposits	$261,173	$258,085	$242,216
Interest-bearing deposits:
NOW accounts	196,451	197,888	200,246
Money market accounts	182,433	178,346	188,678
Savings accounts	113,847	117,046	120,615
Time deposits of $100,000 and over	352,237	333,709	232,274
Other time deposits	378,619	371,441	359,952

Total interest-bearing deposits	1,223,587	1,198,430	1,101,765

Total deposits	1,484,760	1,456,515	1,343,981

Securities sold under agreements to repurchase	53,168	60,828	45,849
Other short-term borrowings	42,600	42,600	14,074
Trust preferred capital notes	60,310	23,196	23,196
Long-term borrowings	47,000	47,000	90,081
Other liabilities	14,079	15,461	16,546

Total liabilities	1,701,917	1,645,600	1,533,727

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $2 par value, shares authorized 24,000,000; issued and outstanding, 8,819,857 shares at March 31, 2006, 8,797,325 shares at December 31, 2005, and 8,753,004 shares at March 31, 2005	17,640	17,595	17,506
Surplus	35,935	35,426	33,810
Retained earnings	128,901	124,531	111,913
Accumulated other comprehensive income	1,289	1,806	2,961

Total stockholders’ equity	183,765	179,358	166,190

Total liabilities and stockholders’ equity	$1,885,682	$1,824,958	$1,699,917

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest and dividend income:
Interest and fees on loans	$25,104	$20,550
Interest on Federal funds sold	33	2
Interest on deposits in other banks	7	16
Interest on money market investments	2	—
Interest on other interest-bearing deposits	28	16
Interest and dividends on securities:
Taxable	2,174	1,918
Nontaxable	942	930

Total interest and dividend income	28,290	23,432

Interest expense:
Interest on deposits	8,214	5,459
Interest on Federal funds purchased	82	63
Interest on short-term borrowings	829	218
Interest on long-term borrowings	1,117	1,402

Total interest expense	10,242	7,142

Net interest income	18,048	16,290
Provision for loan losses	538	332

Net interest income after provision for loan losses	17,510	15,958

Noninterest income:
Service charges on deposit accounts	1,615	1,498
Other service charges, commissions and fees	1,267	1,011
Gains on securities transactions, net	2	—
Gains on sales of loans	2,791	2,585
Gains (losses) on sales of other real estate owned and bank premises, net	867	(5)
Other operating income	433	258

Total noninterest income	6,975	5,347

Noninterest expenses:
Salaries and benefits	9,029	7,822
Occupancy expenses	1,094	998
Furniture and equipment expenses	1,077	902
Other operating expenses	4,420	3,748

Total noninterest expenses	15,620	13,470

Income before income taxes	8,865	7,835
Income tax expense	2,557	2,382

Net income	$6,308	$5,453

Earnings per share, basic	$0.72	$0.62

Earnings per share, diluted	$0.71	$0.62

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Compre- hensive Income (Loss)	Total
Balance – December 31, 2004	$17,488	$33,716	$106,460	$5,094		$162,758
Comprehensive income:
Net income – 2005			5,453		$5,453	5,453
Unrealized holding losses arising during the period (net of tax, $1,148)					(2,133)

Other comprehensive loss (net of tax, $1,148)				(2,133)	(2,133)	(2,133)

Total comprehensive income					$3,320

Tax benefit from exercise of stock awards		47				47
Award of performance stock grants		9				9
Unearned compensation on restricted stock, net of amortization		(202)				(202)
Issuance of common stock under Incentive Stock Option Plan (2,924 shares)	6	40				46
Issuance of common stock for services rendered		3				3
Issuance of restricted stock under Incentive Stock Option Plan (5,804 shares)	12	197				209

Balance – March 31, 2005	$17,506	$33,810	$111,913	$2,961		$166,190

Balance – December 31, 2005	$17,595	$35,426	$124,531	$1,806		$179,358

Comprehensive income:
Net income – 2006			6,308		$6,308	6,308
Unrealized holding losses arising during the period (net of tax, $279)				(517)	(517)	(517)
Reclassification adjustment for gains on securities sold included in net income (net of tax, $1)					(1)

Other comprehensive loss (net of tax, $280)					(518)

Total comprehensive income					$5,790

Cash dividends – 2006 ($.22 per share)			(1,938)			(1,938)
Award of performance stock grants		23				23
Unearned compensation on restricted stock, net of amortization		(226)				(226)
Issuance of common stock under Dividend Reinvestment Plan (4,661 shares)	9	199				208
Issuance of common stock under Incentive Stock Option Plan (12,020 shares)	25	230				255
Issuance of restricted stock under Incentive Stock Option Plan (5,851 shares)	11	244				255
Stock-based compensation expense		39				39

Balance – March 31, 2006	$17,640	$35,935	$128,901	$1,289		$183,765

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Dollars in thousands)

(Unaudited)

	2006	2005
Operating activities:
Net income	$6,308	$5,453
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization of bank premises and equipment	891	790
Amortization, net	506	405
Provision for loan losses	538	332
Loans held for sale, net	79	5,285
Gains on securities available for sale	(2)	—
(Gains) losses on sales of other real estate owned and premises, net	(867)	5
Stock-based compensation expense	91	16
Increase in other assets	(3,754)	(1,076)
Increase (decrease) in other liabilities	(1,382)	4,416

Net cash and cash equivalents provided by operating activities	2,408	15,626

Investing activities:
Purchases of securities available for sale	(10,815)	(2,202)
Proceeds from sales of securities available for sale	268	—
Proceeds from maturities, calls and paydowns of securities available for sale	9,185	9,536
Net increase in loans	(48,714)	(33,258)
Net increase in bank premises and equipment	(3,911)	(1,992)

Net cash and cash equivalents used in investing activities	(53,987)	(27,916)

Financing activities:
Net increase in noninterest-bearing deposits	3,088	12,161
Net increase in interest-bearing deposits	25,157	17,503
Net decrease in short-term borrowings	(7,660)	(9,615)
Net decrease in long-term borrowings	—	(190)
Proceeds from trust preferred capital notes	37,114	—
Cash dividends paid	(1,938)	—
Issuance of common stock	463	49

Net cash and cash equivalents provided by financing activities	56,224	19,908

Increase in cash and cash equivalents	4,645	7,618
Cash and cash equivalents at beginning of the period	69,538	33,244

Cash and cash equivalents at end of the period	$74,183	$40,862

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$10,172	$6,987
Income taxes	19	—

Supplemental schedule of noncash investing and financing activities
Unrealized loss on securities available for sale	$796	$3,281
Issuance of common stock for services rendered	—	3
Issuance of common stock pursuant to restricted stock awards	255	209

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2006

1. ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

2. MERGERS AND ACQUISITIONS

On April 3, 2006, the Company announced it completed the acquisition of Prosperity Bank & Trust Company (“Prosperity”), effective April 1, 2006, in a transaction valued at approximately $36 million. Prosperity, with nearly $130 million in assets, operates three offices in Springfield Virginia, located in Fairfax County, a suburb of Washington, D.C. Prosperity will operate as an independent bank subsidiary of the Company. Upon completion of the transaction, Union Bankshares will have total assets of approximately $2.0 billion.

The acquisition will be accounted for as a purchase which requires the Company to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition cost being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The acquisition was financed with proceeds from the issuance of trust preferred capital notes.

3. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Financial Standards Boards Accounting (“FASB”) Statement No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). SFAS No. 123R requires the costs resulting from all share-based payments to employees be recognized in the financial statements.

Prior to adoption of SFAS No. 123R, the Company accounted for the stock options under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB Opinion No. 25, the Company did not reflect any stock-based compensation expense in net income, as all options granted under the Company’s stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Also, on December 30, 2005, the Company accelerated the vesting of stock options in order to eliminate the recognition of compensation expense associated with the affected options under SFAS No. 123R, which will apply to the Company beginning in the first quarter of 2006. The Company anticipated that the aggregate pre-tax compensation expense associated with the accelerated options that will be avoided by this action is approximately $563 thousand. This figure reflects the non-consent of option holders adversely impacted by Section 422 of the Internal Revenue Code. The Company believes that it will not be required to recognize any compensation expense in future periods associated with the affected options. However, there can be no assurance that the acceleration of vesting of these options may not result in some future compensation expense.

The Company has elected to adopt the modified prospective method which requires compensation expense to be recorded for the unvested portion of previously issued awards that remained outstanding as of January 1, 2006. In addition, compensation expense is recorded for any awards issued, modified, or settled after the effective date of this standard and prior periods are not restated. For awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the adoption based on the grant date fair value determined for pro forma disclosure purposes under SFAS No. 123.

SFAS 123R requires the Company to estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also will impact the amount of estimated unamortized compensation expense to be recognized in future periods.

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and restricted stock awards to key employees of the Company. The Company’s 2003 Stock Incentive Plan replaced the 1993 Stock Incentive Plan, and became effective on July 1, 2003, after shareholders approved the plan at the annual meeting of shareholders. The stock incentive plan makes available 350,000 shares, which may be awarded to employees of the Company in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and restricted stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy share-based awards. As of March 31, 2006, approximately 238 thousand shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

For the three months ended March 31, 2006, the Company recognized stock-based compensation expense of approximately $73 thousand, net of tax, or approximately $.01 per share in accordance with SFAS No. 123R. The following table details the effect on net income and earnings per share had the stock-based compensation expense for stock awards been recorded in the period prior to 2006 based on the fair-value method under SFAS No. 123R. The reported and pro forma net income and earnings per share for 2006 in table below are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R. The amounts for 2006 are included in the table below only to provide the detail for a comparative presentation to the prior quarter (dollars in thousands, except per share amounts).

	Three Months Ended March 31,
	2006	2005
Net income, as reported	$6,308	$5,453

Add: stock-based compensation included in reported net income, net of related tax effects	73	10

Deduct: stock-based compensation determined under fair value method for all awards, net of related tax effects	(73)	(111)

Pro forma net income	$6,308	$5,352

Earning per share:
Basic – as reported	$0.72	$0.62
Basic – pro forma	$0.72	$0.61
Diluted – as reported	$0.71	$0.62
Diluted – pro forma	$0.71	$0.61

Stock Options

The following table summarizes the stock option activity for first three months ended March 31, 2006:

	Number of Stock Options Outstanding	Weighted Average Exercise Price
Options outstanding, December 31, 2005	219,162	$25.04
Granted	18,315	47.35
Exercised	(12,020)	21.12
Forfeited	(440)	24.63

Options outstanding, March 31, 2006	225,017	27.17

Options exercisable, March 31, 2006	186,252	24.96

Weighted average fair value per option of options granted during year		$15.39

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Three Months Ended March 31,
	2006	2005
Dividend yield (1)	2.05%	2.30%
Expected life (2)	7.5 years	10 years
Expected volatility (3)	29.53%	32.93%
Risk-free interest rate (4)	4.56%	4.22%

(1)	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.

(2)	Based on the average of the contractual life and vesting schedule for the respective option.
(3)	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
(4)	Based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of March 31, 2006 (dollars in thousands, except share and per share amounts):

	Options Vested or Expected to Vest	Exercisable
Stock options	225,017	186,252
Weighted-average remaining contractual life (years)	6.17	5.69
Weighted-average exercise price	$27.02	$24.94
Aggregate intrinsic value	$4,206	$3,869

The total intrinsic value for stock options exercised during the three months ended March 31, 2006 was approximately $416 thousand. The amount of cash received from the exercise of stock options in the same period was approximately $352 thousand.

Restricted Stock Grants

The 2003 plan permits the granting of restricted stock, but is limited to one-third of the aggregate number of total awards granted. Twenty-five percent of the total number of shares granted to the employee is subject to vesting on the third and fourth anniversaries of the date of grant, respectively, and the remaining fifty percent of the shares are subject to vesting based on Company performance measures. The value of the restricted stock awards was calculated by multiplying the fair market value of the Company’s common stock on grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends, if any, except for the shares under the performance based component. The dividends have the same vesting restrictions as the restricted stock.

The following table summarizes the restricted stock grant activity for the three months ended March 31, 2006:

	Restricted Shares	Weighted Average Grant- Date Fair Value
Unvested restricted stock, December 31, 2005	10,633	$35.98
Granted	12,094	44.90
Vested	—	—
Forfeited	(595)	35.98

Unvested restricted stock, March 31, 2006	22,132	40.87

The estimated unamortized compensation expense, net of estimated forfeitures and stock options issued and outstanding as of March 31, 2006 will be recognized in future periods as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For remaining nine months of 2006	$116	$168	$284
For year ended December 31, 2007	135	224	358
For year ended December 31, 2008	101	224	325
For year ended December 31, 2009	56	141	197
For year ended December 31, 2010	56	11	68

Total	$464	$768	$1,232

4. ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005:

	March 31, 2006	March 31, 2005
	(Dollars in thousands)
Beginning balance of allowance for loan losses	$17,116	$16,384
Recoveries credited to allowance	90	120
Loans charged off	(113)	(265)
Provision for loan losses	538	332

Ending balance of allowance for loan losses	$17,631	$16,571

5. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. There were 20,315 and 63,550 anti-dilutive options as of March 31, 2006 and 2005, respectively.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2006 and 2005:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
	(Dollars and shares in thousands, except per share amounts)
For the Three Months ended March 31, 2006
Basic EPS	$6,308	8,797	$0.72
Effect of dilutive stock awards	—	95	—

Diluted EPS	$6,308	8,892	$0.71

For the Three Months ended March 31, 2005
Basic EPS	$5,453	8,747	$0.62
Effect of dilutive stock awards	—	70	—

Diluted EPS	$5,453	8,817	$0.62

6. TRUST PREFERRED CAPITAL NOTES

On March 30, 2006, the Company formed Statutory Trust II, a wholly-owned subsidiary, for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest plus 1.40% (three-month LIBOR plus 1.40%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2006 was 6.40%. The redeemable securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, while $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the financial statements.

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly-owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation (“Guaranty”). On March 18, 2004, $22.5 million of Trust Preferred Capital Notes were issued through a pooled underwriting totaling approximately $858.8 million. The securities have a LIBOR-indexed floating rate of interest (three-month LIBOR plus 2.75%) which adjusts, and is payable, quarterly. The interest rate at March 31, 2006 and December 31, 2005 was 7.75% and 7.25%, respectively. The capital securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, while $696 thousand is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the financial statements.

7. SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business. The community bank business includes four banks, which provide loan, deposit, investment, and trust services to retail and commercial customers throughout their 46 retail locations in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de miminis risk.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three months ended March 31, 2006 and 2005 is as follows:

	Community Banks	Mortgage	Eliminations	Bank Holding Company
	(Dollars in thousands)
Three Months Ended March 31, 2006
Net interest income	$17,946	$102	$—	$18,048
Provision for loan losses	538	—	—	538

Net interest income after provision for loan losses	17,408	102	—	17,510
Noninterest income	4,251	2,791	(67)	6,975
Noninterest expenses	12,898	2,789	(67)	15,620

Income before income taxes	8,761	104	—	8,865
Income tax expense	2,515	42	—	2,557

Net income	$6,246	$62	$—	$6,308

Total assets	$1,882,291	$32,165	$(28,774)	$1,885,682

Three Months Ended March 31, 2005
Net interest income	$16,058	$232	$—	$16,290
Provision for loan losses	332	—	—	332

Net interest income after provision for loan losses	15,726	232	—	15,958
Noninterest income	2,810	2,585	(48)	5,347
Noninterest expenses	10,883	2,635	(48)	13,470

Income before income taxes	7,653	182	—	7,835
Income tax expense	2,309	73	—	2,382

Net income	$5,344	$109	$—	$5,453

Total assets	$1,694,621	$40,879	$(35,583)	$1,699,917

8. STOCK REPURCHASE

The Board of Directors has authorized management of the Company to buy up to 150,000 shares of its outstanding common stock in the open market at prices that management and the Board of Directors determine to be prudent. This authorization expires May 31, 2006. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock. It is anticipated that any repurchased shares will be used primarily for general corporate purposes, including the dividend reinvestment plan, incentive stock option plan and other employee benefit plans. No shares have been purchased under this authorization to date.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued SFAS No. 123R, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25. Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends FASB Statement No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. Accordingly, the Company has adopted SFAS No. 123R, effective January 1, 2006 under the modified prospective method.

10. GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Based on the annual testing for impairment of goodwill and intangible assets, there were no impairment charges to date.

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

Information concerning goodwill and intangible assets is presented in the following table:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Dollars in thousands)
March 31, 2006
Amortizable core deposit intangibles	$13,623	$5,424	$8,199
Unamortizable goodwill	31,639	342	31,297

December 31, 2005
Amortizable core deposit intangibles	$13,623	$5,119	$8,504
Unamortizable goodwill	31,639	342	31,297

March 31, 2005
Amortizable core deposit intangibles	$13,623	$4,206	$9,417
Unamortizable goodwill	31,639	342	31,297

11. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At March 31, 2006 and 2005, the Company had outstanding loan commitments approximating $663.3 million and $507.8 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $25.9 million and $25.7 million at March 31, 2006 and 2005, respectively.

At March 31, 2006, Union Mortgage Group, Inc., a wholly owned subsidiary of Union Bank & Trust Company (“Union Mortgage”), had rate lock commitments to originate mortgage loans amounting to approximately $38.0 million and loans held for sale of $28.0 million. The Union Mortgage has entered into corresponding mandatory commitments on a best-efforts basis to sell loans servicing released totaling approximately $66.0 million. These commitments to sell loans are designed to eliminate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

12. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities at March 31, 2006 and December 31, 2005 are summarized as follows:

March 31, 2006

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
	(Dollars in thousands)
U.S. government and agency securities	$1,979	$—	$(46)	$1,933
Obligations of states and political subdivisions	86,204	2,333	(283)	88,254
Corporate and other bonds	35,692	2,410	(279)	37,823
Mortgage-backed securities	110,204	123	(2,550)	107,777
Federal Reserve Bank stock – restricted	2,213	—	—	2,213
Federal Home Loan Bank stock – restricted	7,689	—	—	7,689
Other securities	559	275	—	834

	$244,540	$5,141	$(3,158)	$246,523

December 31, 2005

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
	(Dollars in thousands)
U.S. government and agency securities	$1,977	$—	$(42)	$1,935
Obligations of states and political subdivisions	83,908	2,487	(177)	86,218
Corporate and other bonds	38,423	2,603	(247)	40,779
Mortgage-backed securities	108,576	183	(2,053)	106,706
Federal Reserve Bank stock – restricted	2,213	—	—	2,213
Federal Home Loan Bank stock – restricted	7,392	—	—	7,392
Other securities	750	24	—	774

	$243,239	$5,297	$(2,519)	$246,017

The following table shows the gross unrealized losses and fair value of Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006.

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$1,933	$(46)	$1,933	$(46)
Obligations of states and political subdivisions	7,151	(233)	2,606	(50)	9,757	(283)
Corporate and other bonds	151	(17)	6,600	(262)	6,751	(279)
Mortgage-backed securities	56,205	(960)	45,093	(1,590)	101,298	(2,550)

	$63,507	$(1,210)	$56,232	$(1,948)	$119,739	$(3,158)

At March 31, 2006, there were $56.2 million of individual securities that had been in a continuous loss position for a period greater than 12 months. At March 31, 2006, these securities had an unrealized loss of $1.9 million and primarily consisted of mortgage-backed securities. Management has evaluated the investment portfolio by security and determined the declines in fair value were primarily attributable to changes in market interest rates, not in estimated cash flows or credit quality, therefore no other-than-temporary impairment was recorded at the end of the reporting period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the accompanying consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union Bankshares and subsidiaries, as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Winchester, Virginia

May 8, 2006

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report, as well as the Company’s Annual Report of the Company on Form 10-K for the year ended December 31, 2005. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes, while some of the percentages presented are computed based on unrounded amounts.

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

CRITICAL ACCOUNTING POLICIES

General

The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses and mergers and acquisitions. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations.

The following is a summary of the Company’s critical accounting policies that are highly dependent on estimates, assumptions and judgments.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when occurrence is probable and estimatable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Mergers and Acquisitions

The Company’s strategy focuses on high growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance and good asset quality, among other factors.

The Company accounts for acquisitions under the purchase method of accounting and accordingly is required to record the assets acquired, including identified intangible assets and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. These estimates also include the establishment of various accruals and allowances based on planned facility dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to at least annual impairment testing, or more frequently if certain indicators are in evidence, based on the fair value of net assets acquired compared to the carrying value of goodwill.

The Company and the acquired entity also incur merger-related costs during an acquisition. The Company capitalizes direct costs of the acquisition, such as investment banker and attorneys’ fees and includes them as part of the purchase price. Other merger-related internal costs associated with acquisitions are expensed as incurred. Some examples of these merger-related costs include, but are not limited to, systems conversions, integration planning consultants and advertising fees. These costs are reflected in “Other operating expenses” within the condensed consolidated income statement. The acquired entity records merger-related costs resulting from a plan to exit an activity, involuntarily terminate or relocate employees and are recognized as liabilities assumed as of the consummation date of the acquisition.

GENERAL OVERVIEW

The Company is one of the largest community banking organizations based in Virginia, using a super-community strategy to serve small and middle market business and retail consumers throughout the high-growth Central Virginia region. The Company offers a broad range of financial services through 46 branches of its four community banks and through its investment and mortgage companies. The four community bank subsidiaries (the “Community Banks”) are well established with a long history of serving their communities: Union Bank & Trust Company (founded in 1902), Rappahannock National Bank (1902), Northern Neck State Bank (1907), and Bay Community Bank (1999), formerly Bank of Williamsburg. Union Investment Services (1993) operates out of four locations and Union Mortgage (1986), formerly Mortgage Capital Investors, Inc., serves customers through nine mortgage company locations in Virginia, Maryland and South Carolina. Additionally, Bay Community Bank has a non-controlling interest in Johnson Mortgage Company, LLC. Virtually all non-retail or back-office operations are consolidated within the holding company to create an economy of scale, which achieves efficiency and allows the financial service subsidiaries to focus on continued customer service and delivery.

In March 2006, the Company changed the name of Bank of Williamsburg (“BOW”) to Bay Community Bank. While the employees, management team and excellent service remain the same, the name change removes the perceived geographic restrictions of the BOW name and facilitates expansion. This has been demonstrated by opening a Bay Community Bank branch in Grafton, Virginia on March 6, 2006. In addition, the name of Mortgage Capital Investors, Inc. was changed to Union Mortgage Group, Inc. to better reflect its affiliation with the Company.

The first quarter of 2006, compared to the same quarter in the prior year, was marked by continued net interest margin expansion and branch growth. The markets in which the Company operates have experienced growth in the real estate sector. As a result, the Company’s loan growth occurred primarily within the commercial real estate and construction portfolios. Additionally, increases in the Federal Funds rate coupled with increased loan volume helped to generate a larger net interest margin.

RESULTS OF OPERATIONS

Net Income

For the three months ended March 31, 2006, the Company reported net income of $6.3 million, up 15.7% from $5.5 million the same quarter in 2005. Earnings per share, on a diluted basis, increased $.09 or 14.5% to $.71 from $.62 over the same time period a year ago. Return on average equity for the quarter ended March 31, 2006 was 14.05%, while return on average assets for the same period was 1.41%, compared to 13.36% and 1.32%, respectively, for the prior year’s same quarter. First quarter 2006 net income includes non-recurring gains from the sale of real estate of approximately $564 thousand, net of income taxes. Excluding the aforementioned gains, net income was approximately $5.7 million and represents an increase of approximately 5.3% from the prior year’s same quarter.

On a linked quarter basis (current quarter to most recent quarter), net income increased 7.4% or $434 thousand to $6.3 million for the quarter ended March 31, 2006. This represents an increase in earnings per share, on a diluted basis, of 7.6% or $.05 over the prior quarter. Excluding the aforementioned gains, linked quarter performance was relatively flat with a 2.2% decline in net income.

Net Interest Income

The net interest margin, on a tax-equivalent basis, increased to 4.54% in the first quarter of 2006 from 4.41% in the first quarter of 2005. This 13 basis point increase was reflective of strong loan volume and repricing in response to Federal Funds interest rate increases. Average interest-earning assets for the period ended March 31, 2006 increased approximately $121.2 million, or 7.9%, over the same period a year ago. This growth was driven primarily within the commercial real estate and construction loan portfolios. Yields on interest-earning assets increased to 7.03% and represented a 74 basis point increase over the prior year’s same quarter. Average interest-bearing liabilities for the period ended March 31, 2006 increased approximately $112.5 million, or 8.9%, over the same period a year ago. This growth was driven primarily within certificates of deposit greater than $100 thousand. Cost of interest-bearing liabilities increased to 3.00% and represented a 72 basis point increase over the prior year’s same quarter. Contributing to the increase in net interest margin was the benefit derived from noninterest-bearing liabilities. These noninterest-bearing balances consisted of demand deposits that grew $16.6 million, or 7.4%, over the prior year’s same quarter.

On a linked quarter basis, the tax-equivalent net interest margin increased to 4.54%, or 7 basis points, from 4.47% for the period ended December 31, 2005. Net interest income remained relatively flat, declining $38 thousand to $18.6 million for the quarter ended March 31, 2006. Contributing to this minimal decline and margin tightening was a shift of funds from lower cost interest-bearing liabilities (NOW, money market, savings accounts, etc) to higher cost interest-bearing liabilities (certificates of deposit greater than $100 thousand) during a rising interest rate environment.

Management continues to monitor interest rate risk in light of the anticipated end of the current Federal Funds tightening cycle. Management anticipates continued pressure on the net interest margin as the interest rate yield curve continues to flatten or invert in the near term.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For Three Months Ended March 31,
	2006			2005			2004
	Average Balance	Interest Income / Expense	Yield / Rate (3)	Average Balance	Interest Income / Expense	Yield / Rate (3)	Average Balance	Interest Income / Expense	Yield / Rate (3)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$167,463	$2,174	5.27%	$155,088	$1,918	5.02%	$158,759	$1,857	4.70%
Tax-exempt (1)	77,895	1,450	7.55%	74,450	1,431	7.80%	79,879	1,523	7.67%

Total securities	245,358	3,624	5.99%	229,538	3,349	5.92%	238,638	3,380	5.70%
Loans, net (1)(2)	1,389,579	24,750	7.22%	1,275,242	20,076	6.38%	892,836	13,711	6.18%
Loans held for sale	23,752	417	7.12%	31,671	472	6.04%	22,692	332	5.88%
Federal funds sold	1,877	33	4.64%	1,066	2	0.76%	19,067	46	0.97%
Money market investments	90	2	3.62%	72	—	1.89%	199	—	0.20%
Interest-bearing deposits in other banks	661	7	4.17%	2,504	16	2.52%	1,914	4	0.84%
Other interest-bearing deposits	2,598	28	4.39%	2,598	16	2.42%	—	—	0.00%

Total earning assets	1,663,915	28,861	7.03%	1,542,691	23,931	6.29%	1,175,346	17,473	5.98%

Allowance for loan losses	(17,328)			(16,499)			(11,687)
Total non-earning assets	172,998			146,643			83,450

Total assets	$1,819,585			$1,672,835			$1,247,109

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$195,190	181	0.38%	$194,605	147	0.31%	$147,757	105	0.29%
Money market savings	180,637	1,010	2.27%	191,780	637	1.35%	108,467	222	0.82%
Regular savings	115,602	261	0.91%	118,950	219	0.75%	95,591	145	0.61%
Certificates of deposit:
$100,000 and over	340,906	3,463	4.12%	221,724	1,834	3.35%	178,516	1,581	3.56%
Under $100,000	375,649	3,299	3.56%	360,717	2,622	2.95%	329,216	2,675	3.27%

Total interest-bearing deposits	1,207,984	8,214	2.76%	1,087,776	5,459	2.04%	859,547	4,728	2.21%
Other borrowings	175,118	2,029	4.70%	182,864	1,683	3.73%	108,187	1,046	3.89%

Total interest-bearing liabilities	1,383,102	10,243	3.00%	1,270,640	7,142	2.28%	967,734	5,774	2.40%

Noninterest-bearing liabilities:
Demand deposits	240,949			224,335			149,629
Other liabilities	13,424			12,310			8,296

Total liabilities	1,637,475			1,507,285			1,125,659
Stockholders’ equity	182,110			165,550			121,450

Total liabilities and stockholders’ equity	$1,819,585			$1,672,835			$1,247,109

Net interest income		$18,618			$16,789			$11,699

Interest rate spread			4.03%			4.01%			3.58%
Interest expense as a percent of average earning assets			2.50%			1.88%			1.98%
Net interest margin			4.54%			4.41%			4.00%

(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(2)	Foregone interest on previously charged off credit of $38 thousand and $101 thousand has been excluded for 2006 and 2005, respectively.
(3)	Rates and yields are annualized and calculated from actual, not rounded amounts in the thousands, which appear above.

Provision for Loan Losses

The Company’s asset quality remains good. The provision for loan losses increased $206 thousand from $332 thousand at March 31, 2005 to $538 thousand at March 31, 2006. This increase is largely attributable to $113.0 million in loan growth over that period. On a linked quarter basis, the provision for loan losses increased $263 thousand. This increase is due primarily to volume increases, as well as an increase in loans which management has identified through its risk rating system as having potential weaknesses. These loans typically require higher reserves based on management’s estimate of losses inherent in the loan portfolio.

At March 31, 2006, nonperforming assets totaled $12.0 million, including a single credit relationship totaling $10.8 million. The loans in this relationship are secured by real estate, but based on the information currently available management has allocated $1.3 million in reserves to these loans.

Noninterest Income

Noninterest income for the three months ended March 31, 2006 increased 30.4%, or $1.6 million, to $7.0 million compared to last year’s same period. This increase includes pretax gains on the sale of real estate of $872 thousand realized in the first quarter of 2006. The sale included two parcels, one at Union Bank & Trust Company and the other at Rappahannock National Bank. Notwithstanding the aforementioned gains, noninterest income for the period increased approximately $756 thousand, or 14.1%, and is principally attributable to increases in other service charges and deposit account charges of $373 thousand, gains on mortgage loan sales of $206 thousand, and bank owned life insurance (“BOLI”) income of $117 thousand.

On a linked quarter basis, noninterest income increased 19.1%, or $1.1 million, to $7.0 million, from $5.9 million for the period ended December 31, 2005. Notwithstanding the aforementioned gains, noninterest income increased approximately $245 thousand, or 4.2%, and is principally attributable to BOLI income of $119 thousand, gains on mortgage loan sales of $77 thousand and other service charges and deposit account charges of $29 thousand.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2006 increased 16.0%, or $2.2 million, to $15.6 million compared to last year’s same period. This increase was driven primarily by increases in salaries and benefits of $1.2 million, other operating expenses of $672 thousand, furniture and equipment expenses of $175 thousand and occupancy expenses of $96 thousand. Increases in salaries and benefits are attributable to new hires and replacement staff at higher market wages, normal compensation adjustments and profit sharing expenses. The increase in other operating expenses relates principally to the operation of additional branches and the infrastructure needed to support the Company’s growth and existing footprint. These increases are communication costs (telephone, software, data lines) of $259 thousand, professional fees of $111 thousand and marketing expenses of $107 thousand. Furniture and equipment expenses increased $175 thousand or 19.4% while occupancy expenses increased $96 thousand or 9.6%. These increases are principally related to facilities costs associated with the Company’s continued expansion.

On a linked quarter basis, noninterest expense increased by $125 thousand, to $15.6 million from $15.5 million for the period ended December 31, 2005. Increases in salaries and benefits of $412 thousand, or 4.8% are primarily attributable to new hires and replacement staff at higher market wages, as well as normal compensation adjustments. Other operating expenses decreased $302 thousand on a linked quarter basis. The declines are principally a result of decreases in operating expenses of $166 thousand, marketing expenses of $165 thousand and franchise taxes of $79 thousand. These declines were offset by an increase in communication costs of $100 thousand, or 10%.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of March 31, 2006. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rates for the three months ending March 31, 2006 and 2005 were 28.8%, and 30.4%, respectively.

SEGMENT INFORMATION

Community Bank Segment

For the three months ended March 31, 2006, net income for the community banking segment increased 16.9% or $902 thousand to $6.2 million from the same period last year. This increase was mainly driven by a margin expansion increase of $1.9 million, or 11.8%. Offsetting this increase was an increase in the provision for loan losses of $206 thousand, mainly attributable to loan growth. Noninterest income increased $1.4 million, or 51.3%, and included pretax gains on the sale of real estate of $872 thousand. Excluding these gains, noninterest income increased approximately $569 thousand or 20.2%, largely attributable to other service charges and deposit service charges. Noninterest expense increased $2.0 million or 18.5% mainly due to increases in salaries and benefits and other costs related to the infrastructure required to establish and maintain the Company’s expanding footprint.

On a linked quarter basis, community bank segment net income increased $380 thousand or 6.5% for the period ended March 31, 2006. Adjusting for the aforementioned gain, net income decreased approximately $184 thousand or 3.1% from the fourth quarter of 2005. The decline was primarily attributable to flat net interest income and increased provision for loan losses.

Mortgage Segment

For the three months ended March 31, 2006, net income for the mortgage segment declined 43.1% or $47 thousand to $62 thousand from the same period last year. While loan profitability improved due to increased consumer demand for government loans and other more profitable loan products, loan originations remained flat at approximately $116.0 million for the three months ended March 31, 2006 and 2005. Net interest income fell 56.0% or $130 thousand over the same period due to increasingly narrow interest margins.

On a linked quarter basis, mortgage segment net income increased $54 thousand, or 675%. Loan originations were relatively flat and experienced a modest 1% increase from $115.5 million for the quarter ended December 31, 2005 to $116.0 million for the current period. Net interest income fell 25.5% due to tightening margins despite loan profitability having increased by 12 basis points as a result of more government loans and other more profitable loan products.

BALANCE SHEET

Balance Sheet Overview

As of March 31, 2006, total assets were approximately $1.9 billion compared to $1.8 billion and $1.7 billion as of December 31, 2005 and March 31, 2005, respectively. Loans increased $48.7 million, or 3.6%, and $113.0 million, or 8.7%, from December 31, 2005 and March 31, 2005, respectively. Loan growth was concentrated in the commercial real estate and construction portfolios. Total cash and cash equivalents increased $33.3 million or 81.5% from March 31, 2005. A primary driver of this increase was the Company’s issuance on March 30, 2006 of a Trust Preferred Capital Note totaling $37.1 million to fund the acquisition of Prosperity. The proceeds of this Trust Preferred Capital Note issue have been invested in overnight funds, pending the disbursement of those funds to the shareholders of Prosperity in April 2006. Deposits grew $28.2 million, or 1.9%, and $141 million, or 10.5% from December 31, 2005 and March 31, 2005, respectively. This growth was principally attributed to certificates of deposit greater than $100 thousand. Total borrowings also increased by $29.5 million to $203.1 million through the issuance of the aforementioned Trust Preferred Capital Note which bears interest at Libor plus 140 basis points. The Company’s equity to assets ratio has remained steady at 9.8% for each of the quarters ended, March 31, 2006, December 31, 2005 and March 31, 2005.

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

At March 31, 2006, cash, interest-bearing deposits in other banks, money market investments, Federal Funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year totaled $1.2 billion or 69.5% of total earning assets. At March 31, 2006, approximately $840 million, or 59.6% of total loans, are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal Funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans as of:

	March 31, 2006	% of Total Loans	December 31, 2005	% of Total Loans	March 31, 2005	% of Total Loans
	(Dollars in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$265,063	18.8%	$271,721	19.9%	$259,288	20.0%
Commercial	399,372	28.4%	394,094	28.9%	396,192	30.5%
Construction	300,555	21.3%	273,262	20.1%	237,329	18.3%
Second mortgages	26,752	1.9%	24,088	1.8%	20,128	1.6%
Equity lines of credit	93,177	6.6%	96,490	7.1%	92,706	7.1%
Multifamily	28,897	2.0%	14,648	1.1%	12,794	1.0%
Agriculture	11,320	0.8%	11,145	0.8%	8,818	0.7%

Total real estate loans	1,125,136	79.8%	1,085,448	79.7%	1,027,255	79.2%

Commercial Loans	128,409	9.1%	127,048	9.3%	130,398	10.0%

Consumer installment loans
Personal	131,426	9.3%	126,174	9.3%	118,122	9.1%
Credit cards	8,698	0.6%	9,388	0.7%	8,167	0.6%

Total consumer installment loans	140,124	9.9%	135,562	10.0%	126,289	9.7%

All other loans	17,276	1.2%	14,196	1.0%	14,012	1.1%

Gross loans	1,410,945	100.0%	1,362,254	100.0%	1,297,954	100.0%

As reflected in the loan table at March 31, 2006, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in residential 1-4 family, commercial and construction. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administrative function and credit risk and policy management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

The allowance for loan losses represents management’s estimate of the amount adequate to provide for potential losses inherent in the loan portfolio. The Company’s management has established an allowance for loan losses which it believes is adequate for the risk of loss inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies.

Management maintains a list of loans that have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. At March 31, 2006, non-performing assets totaled $12.0 million, including a single credit relationship totaling $10.8 million in loans. The loans to this relationship are secured by real estate (two assisted living facilities and other real estate). Based on the information currently available, management has allocated $1.3 million in reserves to this relationship. The Company entered into a workout agreement with the borrower in March 2004. Under the terms of the agreement, the Company extended further credit secured by additional property with significant equity. The Company continues to have constructive dialogue with the borrower towards resolution of the affiliated loans; however, bankruptcy filings in 2005 by some affiliates of the borrower delayed the accomplishment of targeted actions. The Company continues to anticipate that this workout will ultimately result in a reduction of the Company’s overall exposure to the borrower. During the first quarter of 2006, a comprehensive loan modification agreement was signed and the Company’s collateral position improved after achieving cross collateralization on two additional parcels of real estate. The Company remains cautiously optimistic, but has not yet reduced allocated reserves due to uncertainty about the borrower’s ability to meet agreed upon progress targets throughout 2006. As such targets are met and uncertainty reduced, it is anticipated that reserve levels will be reduced accordingly.

Net charge-offs were $23 thousand for the quarter compared to net charge-offs of $145 thousand in the same quarter last year. Net charge-offs were $81 thousand for the quarter ended December 31, 2005.

The allowance for loan losses totaled $17.6 million at March 31, 2006 or 1.25% of total loans, as compared to 1.26% at December 31, 2005 and 1.28% at March 31, 2005.

	March 31, 2006	December 31, 2005	March 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$11,962	$11,255	$10,912
Foreclosed properties	—	—	14
Real estate investment	—	—	—

Total nonperforming assets	$11,962	$11,255	$10,926

Allowance for loan losses	$17,631	$17,116	$16,571
Average loans, net of unearned income	1,389,579	1,315,695	1,275,242
Loans	1,410,945	1,362,254	1,297,954
Ratio of allowance for loan losses to loans	1.25%	1.26%	1.28%
Ratio of nonperforming assets to allowance for loan losses	147.39%	152.07%	151.67%
Ratio of nonperforming assets to loans income plus foreclosed properities	0.85%	0.83%	0.84%
Ratio of net charge-offs (recoveries) to average loans (1)	0.01%	0.03%	0.05%

(1)	Net charge-offs (recoveries) are annualized.

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

Since December 31, 2005, stockholders’ equity has increased by $4.4 million. This is driven by $6.3 million in net income recorded for three months ended March 31, 2006, less $1.9 million in dividends paid to the Company’s shareholders. The decrease in the unrealized gain on the Company’s securities portfolio reduced equity by $517 thousand. The unrealized gain was offset by increases totaling $554 thousand in surplus and common stock. This increase was mainly driven by the issuance of common stock under the dividend reinvestment plan, stock options, and restricted stock grants.

The Company’s book value per share at March 31, 2006 was $20.84. Beginning February of 2006, dividends to stockholders will be paid quarterly at the end of February, May, August and November. The last dividend of $.22 per share was paid on February 28, 2006 to stockholders as of the record date of February 16, 2006.

The Federal Reserve, along with the Office of Comptroller of the Currency and the Federal Deposit Insurance Corporation, has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a total risk-based capital ratio of 14.50% and a Tier 1 risk-based capital ratio of 12.79% at March 31, 2006, and allowed the Company to meet the definition of “well capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2006. The Company’s current strategic plan includes a targeted equity to asset ratio between 8% and 9%. As of March 31, 2006 that ratio was 9.75%.

In connection with the two most recent acquisitions, Prosperity and Guaranty, the Company has issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively $58.5 million. The regulatory treatment allows these debt instruments together with core capital elements to be included as Tier 1 capital up to 25% and amounts in excess of this limit may be included in Tier 2 capital.

The following summarizes the Company’s regulatory capital and related ratios at March 31, 2006, December 31, 2005 and March 31, 2005:

	March 31, 2006	Decmber 31, 2005	March 31, 2005
	(Dollars in thousands)
Tier 1 capital	$201,480	$160,251	$145,014
Tier 2 capital	17,631	17,116	16,571
Total risk-based capital	219,111	177,367	161,585
Risk-weighted assets	1,511,450	1,460,607	1,376,538

Capital ratios:
Tier 1 risk-based capital ratio	13.33%	10.97%	10.53%
Total risk-based capital ratio	14.50%	12.14%	11.74%
Leverage ratio (Tier 1 capital to average adjusted assets)	11.32%	9.09%	8.88%
Stockholders’ equity to assets	9.75%	9.82%	9.78%

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No.123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The model employs the following the assumptions:

•	Dividend yield – calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant;

•	Expected life (term of the option) – based on the average of the contractual life and vesting schedule for the respective option;

•	Expected volatility – based on the monthly historical volatility of the Company’s stock price over the expected life of the options;

•	Risk-free interest rate – based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

The Company has elected to adopt the modified prospective method which requires compensation expense to be recorded for the unvested portion of previously issued awards that remained outstanding as of January 1, 2006. In addition, compensation expense is recorded for any awards issued, modified, or settled after the effective date of this standard and prior periods are not restated. For awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the adoption based on the grant date fair value determined for pro forma disclosure purposes under SFAS No. 123.

SFAS 123R requires the Company to estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also will impact the amount of estimated unamortized compensation expense to be recognized in future periods.

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and restricted stock awards to key employees of the Company and its subsidiaries. The Company’s 2003 Stock Incentive Plan replaced the 1993 Stock Incentive Plan, and became effective on July 1, 2003, after shareholders approved the plan at the annual meeting of shareholders held in 2003. The stock incentive plan makes available 350,000 shares, which may be awarded to employees of the Company and its subsidiaries in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and restricted stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy share-based awards. As of March 31, 2006, approximately 238 thousand shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

More information and tables can be found in Note 3 “Stock-based Compensation” within the “Notes to the Condensed Financial Statements”.

NON-GAAP MEASURES

In reporting the results as of March 31, 2006, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Cash basis operating earnings per share was $.73 per share for three months ended March 31, 2006, as compared to $.64 per share a year earlier. Cash basis return on average tangible equity for March 31, 2006 was 18.52% versus the 18.34% a year earlier, and cash basis return on average tangible assets was 1.48% as compared to 1.40% for March 31, 2005.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.

A reconciliation of these non-GAAP measures from their respective GAAP basis measures are presented in the following table (dollars in thousands, except share and per amounts):

	Three Months Ended March 31,
	2006	2005
Net income	$6,308	$5,453
Plus: core deposit intangible amortization, net of tax	198	198

Cash basis operating earnings	6,506	5,651

Average assets	1,819,585	1,672,835
Less: average goodwill	31,297	31,012
Less: average core deposit intangibles	8,353	9,572

Average tangible assets	1,779,935	1,632,251

Average equity	182,110	165,550
Less: average goodwill	31,297	31,012
Less: average core deposit intangibles	8,353	9,572

Average tangible equity	142,460	124,966

Weighted average shares outstanding, diluted	8,892,077	8,817,183
Cash basis earnings per share, diluted	$0.73	$0.64
Cash basis return on average tangible assets	1.48%	1.40%
Cash basis return on average tangible equity	18.52%	18.34%

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s market risk is composed primarily of interest rate risk. The Asset and Liability Management Committee (“ALCO”) of the Company’s Board of Directors is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Company’s Board of Directors reviews and approves the guidelines established by ALCO.

Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measure changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate re-pricing values, is less utilized because it does not effectively measure the options risk impact on the Company and is not addressed here. Earnings simulation and economic value models, which more effectively measure the cash flow and optionally impacts, are utilized by management on a regular basis and are explained below.

EARNING SIMULATION ANALYSIS

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12-month time horizon by applying 12-month rate ramps (with interest rates rising gradually versus an immediate increase or “shock” in rates) of 50 basis points up to 200 basis points. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for three months ended March 31, 2006:

	Change in Net Interest Income
Change in Yield Curve	(Percent)	(Dollars in Thousands)
+200 basis points	5.84%	$4,695
+50 basis points	1.45%	1,164
Most likely rate scenario	0.00%	—
-50 basis points	-1.41%	(1,130)
-200 basis points	-5.66%	(4,553)

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12-months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for three months ended March 31, 2006:

	Change in Economic Value of Equity
Change in Yield Curve	(Percent)	(Dollars in Thousands)
+200 basis points	-1.25%	$(4,155)
+50 basis points	-0.17%	(564)
Most likely rate scenario	0.00%	—
-50 basis points	0.03%	85
-200 basis points	-2.52%	(8,382)

ITEM 4 – CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary course of its operations, the Company is party to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company.

Item 6 – Exhibits

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

Union Bankshares Corporation

(Registrant)

Date: May 10, 2006	By:	/s/ G. William Beale

G. William Beale, President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ D. Anthony Peay

D. Anthony Peay, Executive Vice President and Chief Financial Officer