Form 10-Q
period 2006-06-30
UNION BANKSHARES CORP
filed 2006-08-09
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

The number of shares of common stock outstanding as of July 31, 2006 was 8,837,642.

UNION BANKSHARES CORPORATION

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars	in thousands, except share amounts)

	June 30, 2006	December 31, 2005	June 30, 2005
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$59,645	$47,731	$42,648
Interest-bearing deposits in other banks	5,575	578	5,576
Money market investments	158	94	102
Other interest-bearing deposits	2,598	2,598	2,598
Federal funds sold	16,542	18,537	1,027

Total cash and cash equivalents	84,518	69,538	51,951

Securities available for sale, at fair value	288,432	246,017	224,587

Loans held for sale	37,619	28,068	49,280

Loans, net of unearned income	1,511,209	1,362,254	1,313,818
Less allowance for loan losses	18,662	17,116	16,654

Net loans	1,492,547	1,345,138	1,297,164

Bank premises and equipment, net	52,491	45,332	42,363
Core deposit intangibles, net	13,255	8,504	9,112
Goodwill	50,026	31,297	31,297
Other assets	58,634	51,064	35,172

Total assets	$2,077,522	$1,824,958	$1,740,926

LIABILITIES
Noninterest-bearing demand deposits	$327,880	$258,085	$261,181
Interest-bearing deposits:
NOW accounts	207,743	197,888	203,139
Money market accounts	166,418	178,346	180,535
Savings accounts	122,681	117,046	120,333
Time deposits of $100,000 and over	389,638	333,709	252,564
Other time deposits	400,659	371,441	365,112

Total interest-bearing deposits	1,287,139	1,198,430	1,121,683

Total deposits	1,615,019	1,456,515	1,382,864

Securities sold under agreements to repurchase	71,986	60,828	54,034
Other short-term borrowings	85,600	42,600	7,610
Trust preferred capital notes	60,310	23,196	23,196
Long-term borrowings	47,000	47,000	89,700
Other liabilities	10,805	15,461	12,416

Total liabilities	1,890,720	1,645,600	1,569,820

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $2 par value, shares authorized 24,000,000; issued and outstanding, 8,837,234 shares at June 30, 2006, 8,797,325 shares at December 31, 2005, and 8,767,996 shares at June 30, 2005	17,675	17,595	17,536
Surplus	36,660	35,426	34,241
Retained earnings	133,585	124,531	115,283
Accumulated other comprehensive income (loss)	(1,118)	1,806	4,046

Total stockholders’ equity	186,802	179,358	171,106

Total liabilities and stockholders’ equity	$2,077,522	$1,824,958	$1,740,926

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Dollars	in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest and dividend income:
Interest and fees on loans	$28,426	$22,007	$53,530	$42,558
Interest on Federal funds sold	285	9	318	11
Interest on deposits in other banks	11	17	18	32
Interest on money market investments	—	—	2	—
Interest on other interest-bearing deposits	32	20	60	35
Interest and dividends on securities:
Taxable	2,544	1,910	4,718	3,830
Nontaxable	1,049	925	1,991	1,854

Total interest and dividend income	32,347	24,888	60,637	48,320

Interest expense:
Interest on deposits	9,320	6,058	17,534	11,518
Interest on Federal funds purchased	178	87	260	151
Interest on short-term borrowings	1,155	526	1,984	743
Interest on long-term borrowings	1,725	1,195	2,842	2,596

Total interest expense	12,378	7,866	22,620	15,008

Net interest income	19,969	17,022	38,017	33,312
Provision for loan losses	273	135	811	467

Net interest income after provision for loan losses	19,696	16,887	37,206	32,845

Noninterest income:
Service charges on deposit accounts	1,809	1,802	3,424	3,299
Other service charges, commissions and fees	1,437	1,086	2,704	2,097
Gains on securities transactions, net	5	4	7	4
Gains on sales of loans	3,161	3,674	5,952	6,259
Gains on sales of other real estate owned and bank premises, net	12	43	879	38
Other operating income	483	408	916	667

Total noninterest income	6,907	7,017	13,882	12,364

Noninterest expenses:
Salaries and benefits	9,646	8,345	18,675	16,167
Occupancy expenses	1,234	997	2,328	1,995
Furniture and equipment expenses	1,109	967	2,186	1,869
Other operating expenses	5,220	4,185	9,640	7,933

Total noninterest expenses	17,209	14,494	32,829	27,964

Income before income taxes	9,394	9,410	18,259	17,245
Income tax expense	2,681	2,798	5,238	5,180

Net income	$6,713	$6,612	$13,021	$12,065

Earnings per share, basic	$0.76	$0.76	$1.48	$1.38

Earnings per share, diluted	$0.75	$0.75	$1.46	$1.37

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Compre- hensive Income (Loss)	Total
Balance - December 31, 2004	$17,488	$33,716	$106,460	$5,094		$162,758

Comprehensive income:
Net income			12,065		$12,065	12,065
Unrealized holding losses arising during the period (net of tax, $563)					(1,045)
Reclassification adjustment for gains on securities sold included in net income (net of tax, $1)					(3)

Other comprehensive loss (net of tax, $564)				(1,048)	(1,048)	(1,048)

Total comprehensive income					$11,017

Cash dividends ($.37 per share)			(3,242)			(3,242)
Tax benefit from exercise of stock awards		47				47
Award of performance stock grants		23				23
Unearned compensation on restricted stock, net of amortization		(175)				(175)
Issuance of common stock under Dividend Reinvestment Plan (10,335 shares)	21	325				346
Issuance of common stock under Incentive Stock Option Plan (8,055 shares)	16	121				137
Issuance of common stock for services rendered		3				3
Issuance of restricted stock under Incentive Stock Option Plan (5,330 shares)	11	181				192

Balance - June 30, 2005	$17,536	$34,241	$115,283	$4,046		$171,106

Balance - December 31, 2005	$17,595	$35,426	$124,531	$1,806		$179,358

Comprehensive income:
Net income			13,021		$13,021	13,021
Unrealized holding losses arising during the period (net of tax, $ 1,572)					(2,919)	—
Reclassification adjustment for gains on securities sold included in net income (net of tax, $2)					(5)

Other comprehensive loss (net of tax, $1,574)				(2,924)	(2,924)	(2,924)

Total comprehensive income					$10,097

Cash dividends ($.45 per share)			(3,967)			(3,967)
Tax benefit from exercise of stock awards		131				131
Award of performance stock grants		54				54
Unearned compensation on restricted stock, net of amortization		(199)				(199)
Issuance of common stock under Dividend Reinvestment Plan (10,559 shares)	21	409				430
Issuance of common stock under Incentive Stock Option Plan (23,490 shares)	47	532				579
Issuance of common stock for services rendered (10 shares)		—				—
Issuance of restricted stock under Incentive Stock Option Plan (5,850 shares)	12	242				254
Stock-based compensation expense		65				65

Balance - June 30, 2006	$17,675	$36,660	$133,585	$(1,118)		$186,802

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars in thousands)

(Unaudited)

	2006	2005
Operating activities:
Net income	$13,021	$12,065
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization of bank premises and equipment	1,847	1,855
Amortization, net (1)	1,159	794
Provision for loan losses	811	467
Gains on securities available for sale	(7)	(4)
Loans held for sale, net	(9,551)	(6,612)
Gains on sales of other real estate owned and premises, net	(879)	(38)
Stock-based compensation expenses	174	40
Tax benefit from exercise of equity-based awards	—	47
Increase in other assets	(4,962)	(2,212)
Increase (decrease) in other liabilities	(5,713)	239

Net cash and cash equivalents provided by (used in) operating activities	(4,100)	6,641

Investing activities:
Purchases of securities available for sale	(34,409)	(10,870)
Proceeds from maturities, calls and paydowns of securities available for sale	21,484	18,008
Net increase in loans	(72,478)	(49,174)
Net increase in bank premises and equipment	(8,777)	(3,282)
Cash paid in bank acquisition	(35,955)	—
Cash acquired in bank acquisition	17,148	—
Proceeds from sales of other real estate owned	1,228	61

Net cash and cash equivalents used in investing activities	(111,759)	(45,257)

Financing activities:
Net increase in noninterest-bearing deposits	17,364	31,126
Net increase in interest-bearing deposits	29,698	37,421
Net increase (decrease) in short-term borrowings	49,490	(7,894)
Net decrease in long-term borrowings	—	(571)
Proceeds from trust preferred capital notes	37,114	—
Cash dividends paid	(3,967)	(3,242)
Tax benefit from exercise of equity-based awards	131	—
Issuance of common stock	1,009	483

Net cash and cash equivalents provided by financing activities	130,839	57,323

Increase in cash and cash equivalents	14,980	18,707
Cash and cash equivalents at beginning of the period	69,538	33,244

Cash and cash equivalents at end of the period	$84,518	$51,951

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$22,071	$14,771
Income taxes	5,205	5,281

Supplemental schedule of noncash investing and financing activities
Unrealized loss on securities available for sale	$(4,498)	$(1,612)
Issuance of common stock for services rendered	—	3
Issuance of common stock pursuant to restricted stock awards	254	192

Transactions related to the acquisition of subsidiary
Increase in assets and liabilities:
Loans	$75,742	$—
Securities	34,003	—
Other Assets	25,980	—
Noninterest bearing deposits	52,431	—
Interest bearing deposits	59,011	—
Borrowings	4,668	—
Other Liabilities	1,057	—

(1)	Amortization, net includes amortization of software, securities and core deposit intangibles.

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2006

1. ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Union Bankshares Corporation and its subsidiaries (the “Company”). Significant inter-company accounts and transactions have been eliminated in consolidation.

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

The acquisition was accounted for as a purchase which required the Company to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition cost being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The acquisition was financed with proceeds from the issuance of trust preferred capital notes.

Acquisitions are accounted for as purchases with the results of their operations subsequent to the acquisition date included in the Company’s Condensed Consolidated Income Statement. The Company’s merger-related costs were for principally severance and combining operations. These were incurred by the Company prior to and after the merger date and are included in the Company’s results of operations. The Company expensed merger-related costs totaling approximately $126 thousand for the three month period ended June 30, 2006. The costs associated with these activities are included in noninterest expenses. Merger-related expenses incurred year-to-date consisted largely of expenses for systems conversion costs. Additional merger-related expenses will be incurred throughout the remainder of the year for systems conversions and integration of operations and will be expensed when incurred. Prior to the merger and for the three months ended March 31, 2006, Prosperity recorded merger-related costs of approximately $849 thousand principally related to employee severance and investment banker fees. At June 30, 2006, approximately $514 thousand remained accrued, which was primarily comprised of severance payments due to employees.

3. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). SFAS No. 123R requires the costs resulting from all share-based payments to employees be recognized in the financial statements.

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

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and restricted stock awards to key employees of the Company. The Company’s 2003 Stock Incentive Plan replaced the 1993 Stock Incentive Plan, and became effective on July 1, 2003, after shareholders approved the plan at the annual meeting of shareholders. The stock incentive plan makes available 350,000 shares, which may be awarded to employees of the Company in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and restricted stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy share-based awards. As of June 30, 2006, approximately 230,000 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

For the three and six month periods ended June 30, 2006, the Company recognized stock-based compensation expense of $65 thousand, net of tax, or approximately $.01 per share, and $136 thousand, net of tax, or approximately $.02 per share, in accordance with SFAS No. 123R. The following table details the effect on net income and earnings per share had the stock-based compensation expense for stock awards been recorded in the period prior to 2006 based on the fair-value method under SFAS No. 123R. The reported and pro forma net income and earnings per share for 2006 in the table below are the same because stock-based compensation expense is calculated under the provisions of SFAS No. 123R. The amounts for 2006 are included in the table below only to provide the detail for a comparative presentation to the prior quarter (dollars in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income, as reported	$6,713	$6,612	$13,021	$12,065
Add: stock-based compensation included in reported net income, net of related tax effects	65	15	136	26
Deduct: stock-based compensation determined under fair value method for all awards, net of related tax effects	(65)	(116)	(136)	(227)

Pro forma net income	$6,713	$6,511	$13,021	$11,864

Earning per share:
Basic - as reported	$0.76	$0.76	$1.48	$1.38
Basic - pro forma	$0.76	$0.74	$1.48	$1.36
Diluted - as reported	$0.75	$0.75	$1.46	$1.37
Diluted - pro forma	$0.75	$0.74	$1.46	$1.34

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2006:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2005	219,162	$25.04
Granted	18,315	47.35
Exercised	(23,490)	24.61
Forfeited	(740)	25.95

Options outstanding, June 30, 2006	213,247	27.11

Options exercisable, June 30, 2006	174,482	24.74

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for six months ended June 30:

	Six Months Ended June 30,
	2006	2005
Dividend yield (1)	2.05%	2.30%
Expected life in years (2)	7.5	10.0
Expected volatility (3)	29.53%	23.93%
Risk-free interest rate (4)	4.56%	4.22%

Weighted average fair value per option granted	$15.39	$13.40

(1)	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
(2)	Based on the average of the contractual life and vesting schedule for the respective option.
(3)	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
(4)	Based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of June 30, 2006 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	213,247	174,482
Weighted average remaining contractual life in years	5.87	5.35
Weighted average exercise price on shares above water	$26.71	$24.69
Aggregate intrinsic value	$3,504	$3,219

The total intrinsic value for stock options exercised during the three and six month periods ended June 30, 2006 was $447 thousand and $951 thousand, respectively. The fair value of stock options vested during the six months ended June 30, 2006 was approximately $244 thousand. Cash received from the exercise of stock options for the three and six month periods ended June 30, 2006 was $324 thousand and $578 thousand, respectively. The actual tax benefit realized for tax deductions from nonqualified options exercised during the six months ended June 30, 2006 was $131 thousand.

Restricted Stock Grants

The 2003 plan permits the granting of restricted stock, but is limited to one-third of the aggregate number of total awards granted. Twenty-five percent of the total number of shares granted to the employee is subject to vesting on the third and fourth anniversaries of the date of grant, respectively, and the remaining fifty percent of the shares is subject to vesting based on Company performance measures. The value of the restricted stock awards was calculated by multiplying the fair market value of the Company’s common stock on grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends, if any, except for the shares under the performance based component. The dividends have the same vesting restrictions as the restricted stock.

The following table summarizes the restricted stock grant activity for the six months ended June 30, 2006:

	Restricted Stock	Weighted Average Grant- Date Fair Value
Unvested Restricted Stock, December 31, 2005	10,633	$35.98
Granted	12,135	44.90
Vested	—	—
Forfeited	(626)	35.98

Unvested Restricted Stock, June 30, 2006	22,142	40.87

The estimated unamortized compensation expense, net of estimated forfeitures, related to restricted stock and stock options issued and outstanding as of June 30, 2006 will be recognized in future periods as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining six months of 2006	$74	$114	$188
For year ended December 31, 2007	128	226	354
For year ended December 31, 2008	98	227	325
For year ended December 31, 2009	57	143	200
For year ended December 31, 2010	54	12	66
For year ended December 31, 2011	8	—	8

Total	$419	$722	$1,141

4. ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	June 30, 2006	June 30, 2005
Beginning balance of allowance for loan losses	$17,116	$16,384
Allowance of acquired banks	785	—
Recoveries credited to allowance	253	249
Loans charged off	(303)	(446)
Provision for loan losses	811	467

Ending balance of allowance for loan losses	$18,662	$16,654

5. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. There were 14,952 anti-dilutive options as of June 30, 2006 and no anti-dilutive options as of June 30, 2005.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2006 and 2005 (dollars and shares in thousands, except per share amounts):

	Income (Numerator)	Weigthed Average Shares (Denominator)	Per Share Amount
For the Three Months ended June 30, 2006
Basic EPS	$6,713	8,816	$0.76
Effect of dilutive stock awards	—	77	(0.01)

Diluted EPS	$6,713	8,893	$0.75

For the Three Months ended June 30, 2005
Basic EPS	$6,612	8,762	$0.76
Effect of dilutive stock awards	—	75	(0.01)

Diluted EPS	$6,612	8,837	$0.75

For the Six Months ended June 30, 2006
Basic EPS	$13,021	8,806	$1.48
Effect of dilutive stock awards	—	87	(0.02)

Diluted EPS	$13,021	8,893	$1.46

For the Six Months ended June 30, 2005
Basic EPS	$12,065	8,754	$1.38
Effect of dilutive stock awards	—	73	(0.01)

Diluted EPS	$12,065	8,827	$1.37

6. TRUST PREFERRED CAPITAL NOTES

On March 30, 2006, the Company formed Statutory Trust II, a wholly-owned subsidiary, for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate at June 30, 2006 was 6.88%. The redeemable securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, while $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the financial statements.

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly-owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation (“Guaranty”). On March 18, 2004, $22.5 million of Trust Preferred Capital Notes were issued through a pooled underwriting totaling approximately $858.8 million. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate at June 30, 2006 was 8.23%. The capital securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, while $696 thousand is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the financial statements.

7. SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business. The community bank business includes five banks, which provide loan, deposit, investment, and trust services to retail and commercial customers throughout their 49 retail locations in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de miminis risk.

Profit and loss is measured by net income after taxes including realized gains and losses on the Company’s investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process.

Both of the Company’s reportable segments are service based. The mortgage business is a fee-based business while the banks are driven principally by net interest income. The banks provide a distribution and referral network through their customers for the mortgage loan origination business. The mortgage segment offers a more limited referral network for the banks, due largely to the minimal degree of overlapping geographic markets.

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest at the three month LIBOR rate plus 25 basis points. These transactions are eliminated in the consolidation process. A management fee for back room support services is charged to all subsidiaries and eliminated in the consolidation totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three and six months ended June 30, 2006 and 2005 is as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated
Three Months Ended June 30, 2006
Net interest income	$19,924	$45	$—	$19,969
Provision for loan losses	273	—	—	273

Net interest income after provision for loan losses	19,651	45	—	19,696
Noninterest income	3,812	3,161	(66)	6,907
Noninterest expenses	14,251	3,024	(66)	17,209

Income before income taxes	9,212	182	—	9,394
Income tax expense	2,607	74	—	2,681

Net income	$6,605	$108	$—	$6,713

Total assets	$2,075,189	$42,146	$(39,813)	$2,077,522

Three Months Ended June 30, 2005
Net interest income	$16,763	$259	$—	$17,022
Provision for loan losses	135	—	—	135

Net interest income after provision for loan losses	16,628	259	—	16,887
Noninterest income	3,392	3,673	(48)	7,017
Noninterest expenses	11,348	3,194	(48)	14,494

Income before income taxes	8,672	738	—	9,410
Income tax expense	2,506	292	—	2,798

Net income	$6,166	$446	$—	$6,612

Total assets	$1,738,112	$54,151	$(51,337)	$1,740,926

Six Months Ended June 30, 2006
Net interest income	$37,870	$147	$—	$38,017
Provision for loan losses	811	—	—	811

Net interest income after provision for loan losses	37,059	147	—	37,206
Noninterest income	8,063	5,952	(133)	13,882
Noninterest expenses	27,149	5,813	(133)	32,829

Income before income taxes	17,973	286	—	18,259
Income tax expense	5,122	116	—	5,238

Net income	$12,851	$170	$—	$13,021

Total assets	$2,075,189	$42,146	$(39,813)	$2,077,522

Six Months Ended June 30, 2005
Net interest income	$32,821	$491	$—	$33,312
Provision for loan losses	467	—	—	467

Net interest income after provision for loan losses	32,354	491	—	32,845
Noninterest income	6,201	6,259	(96)	12,364
Noninterest expenses	22,231	5,829	(96)	27,964

Income before income taxes	16,324	921	—	17,245
Income tax expense	4,814	366	—	5,180

Net income	$11,510	$555	$—	$12,065

Total assets	$1,738,112	$54,151	$(51,337)	$1,740,926

8. STOCK REPURCHASE

The Board of Directors has authorized management of the Company to buy up to 150,000 shares of its outstanding common stock in the open market at prices that management and the Board of Directors determine to be prudent. This authorization expires May 31, 2007. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock. It is anticipated that any repurchased shares will be used primarily for general corporate purposes, including the dividend reinvestment plan, incentive stock option plan and other employee benefit plans. No shares have been purchased under this authorization to date.

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

10. GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Based on the annual testing for impairment of goodwill and intangible assets, there have been no impairment charges to date.

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 15 years. As part of the purchase price allocation for the acquisition of Prosperity in 2006, the Company recorded $5.5 million in core deposit intangible assets and $18.7 million in goodwill. The core deposit intangible assets recorded in the Prosperity acquisition are being amortized over an average of 9.11 years.

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2006
Amortizable core deposit intangibles	$19,137	$5,882	$13,255
Unamortizable goodwill	50,368	342	50,026

December 31, 2005
Amortizable core deposit intangibles	$13,623	$5,119	$8,504
Unamortizable goodwill	31,639	342	31,297

June 30, 2005
Amortizable core deposit intangibles	$13,623	$4,511	$9,112
Unamortizable goodwill	31,639	342	31,297

11. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At June 30, 2006 and 2005, the Company had outstanding loan commitments approximating $681.7 million and $619.6 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $29.5 million and $25.5 million at June 30, 2006 and 2005, respectively.

At June 30, 2006, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union Bank & Trust Company had rate lock commitments to originate mortgage loans amounting to $31.4 million and loans held for sale of $37.6 million. Union Mortgage has entered into corresponding mandatory commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $69.1 million. These commitments to sell loans are designed to eliminate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

12. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities as of June 30, 2006 and December 31, 2005 are summarized as follows:

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
June 30, 2006
U.S. government and agency securities	$10,963	$—	$(308)	$10,655
Obligations of states and political subdivisions	98,562	1,684	(534)	99,712
Corporate and other bonds	50,927	2,149	(1,009)	52,067
Mortgage-backed securities	117,018	52	(3,995)	113,075
Federal Reserve Bank stock - restricted	2,350	—	—	2,350
Federal Home Loan Bank stock - restricted	9,624	—	—	9,624
Other securities	618	331	—	949

Total securities	$290,062	$4,216	$(5,846)	$288,432

December 31, 2005
U.S. government and agency securities	$1,977	$—	$(42)	$1,935
Obligations of states and political subdivisions	83,908	2,487	(177)	86,218
Corporate and other bonds	38,423	2,603	(247)	40,779
Mortgage-backed securities	108,576	183	(2,053)	106,706
Federal Reserve Bank stock - restricted	2,213	—	—	2,213
Federal Home Loan Bank stock - restricted	7,392	—	—	7,392
Other securities	750	24	—	774

Total securities	$243,239	$5,297	$(2,519)	$246,017

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2006.

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
U.S. government and agency securities	$8,734	$(249)	$1,921	$(59)	$10,655	$(308)
Obligations of states and political
subdivisions	22,432	(437)	2,499	(97)	24,931	(534)
Corporate and other bonds	5,368	(250)	18,161	(759)	23,529	(1,009)
Mortgage-backed securities	78,468	(2,348)	31,010	(1,647)	109,478	(3,995)

Total	$115,002	$(3,284)	$53,591	$(2,562)	$168,593	$(5,846)

As of June 30, 2006, there were $53.6 million of individual securities that had been in a continuous loss position for a period greater than 12 months. As of June 30, 2006, these securities had an unrealized loss of $2.6 million and primarily consisted of mortgage-backed securities. Management has evaluated the investment portfolio by security and determined the declines in fair value were primarily attributable to changes in market interest rates, not in estimated cash flows or credit quality, therefore no other-than-temporary impairment was recorded at the end of the reporting period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the accompanying consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three and six month periods ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management.

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

August 9, 2006

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report, as well as the Company’s Annual Report of the Company on Form 10-K for the year ended December 31, 2005. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes, while some of the percentages presented are computed based on unrounded amounts.

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

Acquisitions are accounted for as purchases with the results of their operations subsequent to the acquisition date included in the Company’s Condensed Consolidated Income Statement. The Company’s merger-related costs were for principally severance and combining operations. These were incurred by the Company prior to and after the merger date and are included in the Company’s results of operations. The Company expensed merger-related costs totaling approximately $126 thousand for the three month period ended June 30, 2006. The costs associated with these activities are included in noninterest expenses. Merger-related expenses incurred year-to-date consisted largely of expenses for systems conversion costs. Additional merger-related expenses will be incurred throughout the remainder of the year for systems conversions and integration of operations and will be expensed when incurred. Prior to the merger and for the three months ended March 31, 2006, Prosperity recorded merger-related costs of approximately $849 thousand principally related to severance and investment banker fees. At June 30, 2006, approximately $514 thousand remained accrued, which was primarily comprised of severance payments to employees.

BUSINESS OVERVIEW

Union Bankshares Corporation is one of the largest community banking organizations based in Virginia, providing full service banking to the Central, Rappahannock, Williamsburg, and Northern Neck regions of Virginia through its bank subsidiaries, Union Bank & Trust Company (32 locations in the counties of Albemarle, Caroline, Chesterfield, Fluvanna, Hanover, Henrico, King George, King William, Nelson, Spotsylvania, Stafford, Westmoreland and the Cities of Fredericksburg and Charlottesville); Northern Neck State Bank (9 locations in the counties of Richmond, Westmoreland, Essex, Northumberland and Lancaster); Rappahannock National Bank in Washington, Virginia; Bay Community Bank (formerly Bank of Williamsburg) (4 locations in Williamsburg, Newport News and Grafton); and Prosperity Bank & Trust Company (3 locations in Fairfax County). Union Bank & Trust Company also operates a loan production office in Manassas. In addition to banking services, Union Investment Services, Inc. provides full brokerage services (5 offices) and Union Mortgage Group, Inc. provides a full line of mortgage products (9 offices). Bay Community Bank also owns a non-controlling interest in Johnson Mortgage Company, LLC.

RESULTS OF OPERATIONS

Net Income

For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, net income increased 1.5%, or $101 thousand, from $6.6 million to $6.7 million. Earnings per share, on a diluted basis, remained the same for both quarters in each year at $.75. Return on average equity for the three months ended June 30, 2006 was 14.02%, while return on average assets was 1.33%, compared to 15.85% and 1.54%, respectively, for the same period in 2005.

The acquisition of Prosperity has been reflected in the financial statements as of April 1, 2006 and represented net income of $337 thousand for the three months ended June 30, 2006. Current period expenses related to Prosperity include interest costs incurred in connection with the issuance of a Trust Preferred Capital Note to fund the acquisition, as well as merger-related costs incurred to date. The interest expense and merger-related costs were $377 thousand and $82 thousand, respectively, net of the income tax benefit. Excluding the Prosperity acquisition, the Company’s net income represented an increase of 3.4%, or $223 thousand, as well as a $.01 increase in earnings per share to $.76.

For the three months ended June 30, 2006 compared to the three months ended March 31, 2006 (“linked quarter basis”) net income increased 6.4%, or $405 thousand, from $6.3 million to $6.7 million. This represents an increase in earnings per share, on a diluted basis, of 5.6%, or $.04, over the prior quarter. The prior quarter’s net income included non-recurring gains from the sale of real estate of approximately $556 thousand, net of income taxes. Excluding the aforementioned gains and the Prosperity acquisition, net income increased by approximately 18.8% or $1.1 million.

For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, net income increased 7.9%, or $956 thousand, from $12.1 million to $13.0 million. This represents an increase in earnings per share, on a diluted basis, of 6.6%, or $.09, from $1.37 to $1.46. Return on average equity for the six months ended June 30, 2006 was 14.03%, while return on average assets was 1.36%, compared to 14.61% and 1.43%, respectively, for the same period in 2005. Excluding the aforementioned gains and the Prosperity acquisition, net income increased 4.3% or $522 thousand over the six month period.

Net Interest Income

For the three months ended June 30, 2006 compared to the same period in 2005, net interest margin, on a tax-equivalent basis, increased 1.8%, or eight basis points, from 4.44% to 4.52%. This eight basis point increase was reflective of strong loan volume and repricing in response to Federal Funds interest rate increases. Average interest-earning assets for the three months ended June 30, 2006 increased approximately 15.3%, or $242.0 million, over the same period in 2005. This growth was driven primarily by (i) the Prosperity acquisition of interest-earning assets, including loans of $76.5 million and securities of $33.6 million, and (ii) organic loan growth, primarily within the commercial real estate and construction loan portfolios. Yields on interest-earning assets increased 12.6%, or 81 basis points, from 6.43% to 7.24%. Average interest-bearing liabilities for the three months ended June 30, 2006 increased approximately 17.0%, or $220.7 million, over the same period in 2005 with growth concentrated within certificates of deposit. The Prosperity acquisition increased interest-bearing liabilities $63.7 million. The cost of interest-bearing liabilities increased 34.6%, or 84 basis points, from 2.43% to 3.27%. Contributing to the increase in net interest margin were noninterest-bearing liabilities, which consist of average demand deposits that grew 26.2%, or $63.5 million, from $242.2 million to $305.7 million. This increase of average demand deposits was largely connected to the Prosperity acquisition, which added $52.4 million of demand deposits.

On a linked quarter basis, net interest margin, on a tax-equivalent basis, remained relatively flat, decreasing two basis points from 4.54% to 4.52%. Net interest income, on a tax-equivalent basis,

increased 10.4%, or $1.9 million, with average interest-earning assets growth of $161.5 million, mainly within the loan and securities portfolios, out-pacing the average interest-bearing liabilities growth of $133.9 million. Also, average demand deposits increased 26.9% or $64.7 million. The net interest spread, which is the difference between the yield on average interest-bearing assets and the rate on average interest-bearing liabilities, remained stable near 4.00% for both quarters.

For the six months ended June 30, 2006 compared to the same period in 2005, net interest margin, on a tax-equivalent basis, increased 2.3%, or ten basis points, from 4.43% to 4.53%. This margin expansion was mainly related to strong loan growth and the Prosperity acquisition. Average interest-earning assets increased $181.9 million (Prosperity added approximately $117.0 million at acquisition), primarily within the commercial, construction and consumer loan portfolios, and average interest-bearing liabilities increased $166.8 million (Prosperity added approximately $65.5 million at acquisition), primarily within the certificates of deposit product. The yields on interest-earning assets and costs of interest-bearing liabilities both increased 78 basis points to 7.14% and 3.14%, respectively, maintaining an interest rate spread of 4.00%.

Management continues to monitor interest rate risk in light of the anticipated end of the current Federal Funds tightening cycle. Management anticipates continued pressure on the net interest margin as the interest rate yield curve flattens or inverts in selected yields to maturities.

The following tables display the average balance sheets, interest income earned with annualized yields, and interest expenses paid with rates for the three and six months ended June 30, 2006, 2005 and 2004:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended June 30,
	2006			2005			2004
	Average Balance	Interest Income / Expense	Yield / Rate (3)	Average Balance	Interest Income / Expense	Yield / Rate (3)	Average Balance	Interest Income / Expense	Yield / Rate (3)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$196,286	$2,544	5.20%	$150,968	$1,910	5.07%	$163,682	$1,880	4.62%
Tax-exempt (1)	88,539	1,614	7.31%	75,046	1,422	7.60%	84,557	1,507	7.17%

Total securities	284,825	4,158	5.85%	226,014	3,332	5.91%	248,239	3,387	5.49%
Loans, net (1) (2)	1,493,093	28,012	7.53%	1,309,827	21,401	6.55%	1,071,260	15,981	6.00%
Loans held for sale	29,513	440	5.98%	38,400	609	6.36%	40,561	553	5.48%
Federal funds sold	14,266	285	5.01%	4,205	9	0.89%	7,520	14	0.75%
Money market investments	115	—	1.57%	84	—	2.61%	82	—	0.69%
Interest-bearing deposits in other banks	1,044	12	4.45%	2,326	17	2.87%	2,624	1	0.21%
Other interest-bearing deposits	2,598	32	4.91%	2,598	19	2.92%	2,306	6	1.08%

Total earning assets	1,825,454	32,939	7.24%	1,583,454	25,387	6.43%	1,372,592	19,942	5.84%

Allowance for loan losses	(18,538)			(16,572)			(13,524)
Total non-earning assets	220,365			152,464			129,767

Total assets	$2,027,281			$1,719,346			$1,488,835

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$211,017	201	0.38%	$200,773	177	0.35%	$174,355	119	0.27%
Money market savings	180,201	996	2.22%	183,643	727	1.59%	150,711	322	0.86%
Regular savings	124,880	289	0.93%	119,952	245	0.82%	113,242	169	0.60%
Certificates of deposit:
$100,000 and over	371,493	4,071	4.40%	243,826	2,125	3.50%	189,080	1,630	3.47%
Under $100,000	396,729	3,763	3.80%	362,450	2,784	3.08%	351,406	2,624	3.00%

Total interest-bearing deposits	1,284,320	9,320	2.91%	1,110,644	6,058	2.19%	978,794	4,864	2.00%
Other borrowings	232,639	3,057	5.27%	185,589	1,808	3.91%	161,154	1,324	3.30%

Total interest-bearing liabilities	1,516,959	12,377	3.27%	1,296,233	7,866	2.43%	1,139,948	6,188	2.18%

Noninterest-bearing liabilities:
Demand deposits	305,654			242,183			188,696
Other liabilities	12,656			13,580			8,993

Total liabilities	1,835,269			1,551,996			1,337,637
Stockholders’ equity	192,012			167,350			151,198

Total liabilities and stockholders’ equity	$2,027,281			$1,719,346			$1,488,835

Net interest income		$20,562			$17,521			$13,754

Interest rate spread			3.97%			4.00%			3.66%
Interest expense as a percent of average earning assets			2.72%			1.99%			1.81%
Net interest margin			4.52%			4.44%			4.03%

(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(2)	Foregone interest on previously charged off credits of $76 thousand and $94 thousand has been excluded for 2006 and 2005, respectively.
(3)	Rates and yields are annualized and calculated from actual, not rounded amounts in the thousands, which appear above.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Six Months Ended June 30,
	2006			2005			2004
	Average Balance	Interest Income / Expense	Yield/ Rate (3)	Average Balance	Interest Income / Expense	Yield/ Rate (3)	Average Balance	Interest Income / Expense	Yield/ Rate (3)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$181,954	$4,718	5.23%	$153,016	$3,829	5.05%	$160,326	$3,734	4.68%
Tax-exempt (1)	83,246	3,064	7.42%	74,750	2,853	7.70%	83,112	3,034	7.34%

Total securities	265,200	7,782	5.92%	227,766	6,682	5.92%	243,438	6,768	5.59%
Loans, net (1) (2)	1,441,622	52,764	7.38%	1,292,630	41,477	6.47%	982,048	29,692	6.08%
Loans held for sale	26,649	856	6.48%	35,054	1,081	6.22%	31,626	884	5.62%
Federal funds sold	8,106	318	4.88%	2,644	11	0.86%	13,294	60	0.91%
Money market investments	103	1	2.46%	77	1	2.28%	112	—	0.43%
Interest-bearing deposits in other banks	854	18	4.34%	2,415	32	2.69%	2,269	5	0.43%
Other interest-bearing deposits	2,598	60	4.65%	2,598	34	2.65%	1,181	6	1.06%

Total earning assets	1,745,132	61,799	7.14%	1,563,184	49,318	6.36%	1,273,968	37,415	5.91%

Allowance for loan losses	(17,936)			(16,535)			(12,605)
Total non-earning assets	196,811			149,691			106,609

Total assets	$1,924,007			$1,696,340			$1,367,972

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$203,147	382	0.38%	$197,706	324	0.33%	$161,056	225	0.28%
Money market savings	180,418	2,006	2.24%	187,689	1,365	1.47%	129,590	544	0.84%
Regular savings	120,267	549	0.92%	119,453	464	0.78%	104,416	314	0.60%
Certificates of deposit:
$100,000 and over	356,284	7,534	4.26%	232,836	3,959	3.43%	183,798	3,211	3.51%
Under $100,000	386,247	7,062	3.69%	361,588	5,406	3.01%	340,311	5,298	3.13%

Total interest-bearing deposits	1,246,363	17,533	2.84%	1,099,272	11,518	2.11%	919,171	9,592	2.10%
Other borrowings	204,037	5,086	5.03%	184,235	3,490	3.82%	134,670	2,370	3.54%

Total interest-bearing liabilities	1,450,400	22,619	3.14%	1,283,507	15,008	2.36%	1,053,841	11,962	2.28%

Noninterest-bearing liabilities:
Demand deposits	273,480			233,309			169,163
Other liabilities	13,038			12,948			8,645

Total liabilities	1,736,918			1,529,764			1,231,649
Stockholders’ equity	187,089			166,576			136,323

Total liabilities and stockholders’ equity	$1,924,007			$1,696,340			$1,367,972

Net interest income		$39,180			$34,310			$25,453

Interest rate spread			4.00%			4.00%			3.62%
Interest expense as a percent of average earning assets			2.61%			1.94%			1.89%
Net interest margin			4.53%			4.43%			4.02%

(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(2)	Foregone interest on previously charged off credits of $114 thousand and $196 thousand has been excluded for 2006 and 2005, respectively.
(3)	Rates and yields are annualized and calculated from actual, not rounded amounts in the thousands, which appear above.

Provision for Loan Losses

For the six months ended June 30, 2006 compared to the same period in 2005, provision for loan losses increased $344 thousand from $467 thousand to $811 thousand. Excluding acquired loans of $76.5 million from Prosperity, this increase was largely attributable to core loan growth of approximately 9.2% or $120.9 million. This compares to allowance for loan loss growth of 12.1% over the same time period. On a linked quarter basis, the provision for loan losses decreased $265 thousand. Excluding the Prosperity acquisition, this decrease was primarily driven by slower loan growth of $23.7 million for the three months ended June 30, 2006 as opposed to $48.7 million for the three months ended March 31, 2006.

As of June 30, 2006, nonperforming assets totaled $11.3 million, including a single credit relationship totaling $10.7 million in loans. The loans to this relationship are secured by real estate (two assisted living facilities and other real estate). Based on the information currently available, management has allocated $1.3 million in specific reserves to this relationship.

Noninterest Income

For the three months ended June 30, 2006 compared to the same period in 2005, noninterest income remained relatively flat decreasing 1.6%, or $110 thousand, from $7.0 million to $6.9 million. This decrease is principally driven by reduced gains on loan sales within the mortgage segment of $513 thousand, offset to a lesser extent by increases in both other service charges, commissions and fees (debit card income, ATM charges and brokerage commissions) of $351 thousand and BOLI income of $125 thousand. The Prosperity noninterest income was $131 thousand for the three months ended June 30, 2006.

On a linked quarter basis, noninterest income remained relatively flat decreasing 1.0%, or $68 thousand, from $7.0 million to $6.9 million. However, for the three months ended March 31, 2006 noninterest income included pretax gains on the sale of real estate of $856 thousand. Excluding the aforementioned gains and Prosperity noninterest income of $131 thousand, noninterest income for the three months ended June 30, 2006 increased 10.7%, or $657 thousand, principally driven by increased gains on loan sales within the mortgage segment of $370 thousand, other service charges, commissions and fees of $143 thousand and service charges on deposit accounts of $95 thousand.

For the six months ended June 30, 2006 compared to the same period in 2005, noninterest income increased 12.3%, or $1.5 million, from $12.4 million to $13.9 million. Excluding the aforementioned gains and Prosperity noninterest income, noninterest income for the six months ended June 30, 2006 increased 4.3%, or $531 thousand, principally driven by increases in other service charges, commissions and fees of $580 thousand and BOLI income of $242 thousand. Reduced gains on loan sales within the mortgage segment of $307 thousand offset the abovementioned increases.

Noninterest Expense

For the three months ended June 30, 2006 compared to the same period in 2005, noninterest expenses increased 18.7%, or $2.7 million, from $14.5 million to $17.2 million. This increase was driven primarily by increases in salaries and benefits of 15.6%, or $1.3 million, and other operating expenses of 24.7% or $1.0 million. The increase in salaries and benefits was mainly attributable to new hires and normal increases in compensation adjustments. Other contributing factors were the addition of Prosperity ($515 thousand) and higher incentive compensation, profit sharing and stock compensation expenses, which were partially offset by lower commissions paid in the mortgage segment. The increase in other operating expenses was related to the operation of additional branches (from 45 to

49) and required infrastructure costs to support the Company’s growth strategy. These increases are primarily related to professional fees, data processing fees, amortization of core deposit premiums, marketing expenses and merger-related costs. Additionally, occupancy expenses increased $237 thousand while furniture and equipment expenses increased $142 thousand. These increases are principally related to facilities costs associated with the Company’s growth.

On a linked quarter basis, noninterest expense increased 10.2%, or $1.6 million, from $15.6 million to $17.2 million. Increases in salaries and benefits of 6.8%, or $617 thousand, were principally related to the addition of Prosperity ($515 thousand) and new hires. Operating expenses increased 18.1%, or $800 thousand, principally driven by increases in professional fees, advertising, amortization of core premium deposits and merger-related costs.

For the six months ended June 30, 2006 compared to the same period in 2005, noninterest expenses increased 17.4%, or approximately $4.9 million, from $28.0 million to $32.8 million. Increases in salaries and benefits of 15.5%, or $2.5 million, are mainly attributable to the addition of Prosperity ($515 thousand), new hires, other normal compensation adjustments, as well as profit sharing, incentive compensation and stock option expenses, which were offset to a lesser extent by lower commissions paid in the mortgage segment. Operating expenses increased 21.5%, or $1.7 million, principally driven by the addition of Prosperity ($503 thousand) increases in communication costs, professional fees, data processing fees, marketing expenses, ATM processing, amortization of core premium deposits and merger-related costs.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of June 30, 2006. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rates for the three and six months ended June 30, 2006 were 28.5% and 28.7%, respectively, compared to 29.7% and 30.0%, respectively, in the same periods in 2005.

SEGMENT INFORMATION

Community Bank Segment

For the three months ended June 30, 2006 compared to the same period in 2005, net income for the community banking segment increased 7.1%, or $439 thousand, from $6.2 million to $6.6 million. Excluding the aforementioned gains and Prosperity acquisition, net income for the three months ended June 30, 2006 increased 9.1% or $561 thousand. This increase was mainly driven by a margin expansion increase of 13.8% or $2.3 million. The provision for loan losses increased $118 thousand, mainly attributed to loan growth, which is an $88 thousand decrease when compared to the $206 thousand increase from the three months ended March 31, 2006 compared to the same period in 2005. Noninterest income increased 8.5%, or $289 thousand, primarily driven by increases in other service charges, commissions and fees and bank owned life insurance (“BOLI”) income. Noninterest expense increased 15.0%, or $1.7 million, mainly due to increases in salaries and benefits and other infrastructure costs such as, data processing, professional fees and advertising, which aid the Company in maintaining its strategy to expand its footprint. Additionally, merger-related costs of $126 thousand have been incurred for the three months ended June 30, 2006.

On a linked quarter basis, the community bank segment’s net income increased 5.7%, or $359 thousand, from $6.2 million to $6.6 million. Excluding the aforementioned gains and Prosperity purchase, net income for the three months ended June 30, 2006 increased 18.2%, or $1.0 million, mainly driven by continued margin expansion of $1.1 million, a decrease in the provision for loan losses of $285 thousand, and increased noninterest income of $286 thousand offset by increased noninterest expense of $156 thousand.

For the six months ended June 30, 2006 compared to the same period in 2005, net income for the community banking segment increased 11.7%, or approximately $1.3 million, from $11.5 million to $12.9 million. Excluding the aforementioned gains and Prosperity purchase, net income for the six months ended June 30, 2006 increased 7.9%, or $907 thousand, primarily driven by margin expansion of $4.2 million and increased noninterest income of $875 thousand, offset by increased noninterest expense of $3.7 million. The provision for loan losses increased $324 thousand over the six month period.

Mortgage Segment

For the three months ended June 30, 2006 compared to the same period in 2005, net income for the mortgage segment decreased 75.8%, or $338 thousand, from $446 thousand to $108 thousand. Net interest income fell 82.6%, or $214 thousand, over the same period due to increasingly narrow interest margins. Loan originations decreased 7.6%, or $11.6 million, from $153.9 million to $142.3 million due largely to softening markets. Within the last twelve months, interest rates on selected mortgage products have risen over 1.0% and have delayed buyers from entering the housing market. In the Washington metropolitan area, housing inventory has soared while housing demand has softened, negatively impacting mortgage loan production.

On a linked quarter basis, net income increased 74.2%, or $46 thousand, from $62 thousand to $108 thousand. Net interest income fell 55.9%, or $57 thousand, due to the flattening yield curve and tightening margins. Loan originations increased 22.6%, or $26.2 million, from $116.1 million to $142.3 million, which in turn increased revenue from the sale of loans by $370 thousand and commission expense by $172 thousand. Additionally, increased originations in government (FHA/VA) loans led to improved loan profitability for the three months ended June 30, 2006. Government loan origination comprised 14.0% of all volume during the period compared to 7.0% for the same period last year.

For the six months ended June 30, 2006 compared to the same period in 2005, net income decreased 69.4%, or $385 thousand, from $555 thousand to $170 thousand. Loan originations decreased 4.1%, or $11.2 million, from $269.6 million to $258.4 million.

BALANCE SHEET

Balance Sheet Overview

As of June 30, 2006, total assets were $2.1 billion compared to $1.8 billion and $1.7 billion as of December 31, 2005 and June 30, 2005, respectively. Total assets acquired in the Prosperity acquisition were $128.2 million. Total cash and cash equivalents increased 21.5%, or $15.0 million, and 62.7%, or $32.6 million, to $84.5 million from December 31, 2005 and June 30, 2005, respectively. Gross loans increased 10.9%, or $149.0 million, and 15.0%, or $197.4 million, to $1.5 billion from December 31, 2005 and June 30, 2005, respectively. Loan growth was concentrated in the commercial real estate and construction portfolios coupled with $76.5 million (primarily commercial real estate) from Prosperity.

As of June 30, 2006, total deposits were $1.6 billion compared to $1.5 billion and $1.4 billion as of December 31, 2005 and June 30, 2005, respectively. The growth was principally attributed to competitive pricing and increased interest rates resulting in increases in certificates of deposit greater than $100 thousand. Total borrowings increased by $91.3 million and $90.4 million to $264.9 million from December 31, 2005 and June 30, 2005, respectively. This increase was mainly associated with the issuance of a Trust Preferred Capital Note in connection with the Prosperity acquisition ($37.1 million), other short-term borrowings and, to a lesser extent, securities sold under agreements to repurchase.

The Company’s equity to asset ratio declined approximately 8.5%, or 84 basis points, as of June 30, 2006 to 8.99% from 9.83% and 9.83% as of December 31, 2005 and June 30, 2005, respectively. This was triggered by the Prosperity acquisition, which sequentially increased total assets, in particular, loans, securities, goodwill and intangible assets, at a faster pace than equity. Unrealized gains on securities decreased by $2.9 million and $5.2 million to $1.1 million of unrealized losses compared to December 31, 2005 and June 30, 2005, respectively.

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

As of June 30, 2006, cash, interest-bearing deposits in other banks, money market investments, Federal Funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year totaled $1.3 billion, or 69.7%, of total earning assets. As of June 30, 2006, approximately $887.7 million, or 58.7%, of total loans, are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal Funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	June 30, 2006	% of Total Loans	December 31, 2005	% of Total Loans	June 30, 2005	% of Total Loans
Mortgage loans on real estate:
Residential 1 - 4 family	$267,169	17.7%	$271,721	19.9%	$272,382	20.7%
Commercial	438,558	29.1%	394,094	28.9%	390,522	29.8%
Construction	321,912	21.3%	273,262	20.1%	240,088	18.3%
Second mortgages	30,795	2.0%	24,088	1.8%	20,256	1.5%
Equity lines of credit	102,974	6.8%	96,490	7.1%	97,359	7.4%
Multifamily	29,902	2.0%	14,648	1.1%	9,523	0.7%
Agriculture	11,209	0.7%	11,145	0.8%	9,634	0.7%

Total real estate loans	1,202,519	79.6%	1,085,448	79.7%	1,039,764	79.1%
Commercial Loans	140,164	9.3%	127,048	9.3%	125,977	9.6%
Consumer installment loans
Personal	140,972	9.3%	126,174	9.3%	124,612	9.5%
Credit cards	8,878	0.6%	9,388	0.7%	8,590	0.7%

Total consumer installment loans	149,850	9.9%	135,562	10.0%	133,202	10.2%

All other loans	18,713	1.2%	14,196	1.0%	14,875	1.1%

Gross loans	1,511,246	100.0%	1,362,254	100.0%	1,313,818	100.0%
Less unearned income on loans	37		—		—

Loans, net of unearned income	$1,511,209		$1,362,254		$1,313,818

As reflected in the loan table at June 30, 2006, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in residential 1-4 family, commercial and construction. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring process, including oversight by a centralized credit administration function and credit risk and policy management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

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

The Company’s asset quality remains good. Management maintains a list of loans that have potential weaknesses that may need special attention. This list is used to monitor such loans and is used in the determination of the adequacy of the Company’s allowance for loan losses. At June 30, 2006, nonperforming assets totaled $11.3 million, including a single credit relationship totaling $10.7 million in loans. The loans to this relationship are secured by real estate (two assisted living facilities and other real estate). Based on the information currently available, management has allocated $1.3 million in specific reserves to this relationship. The Company entered into a workout agreement with the borrower in March 2004. Under the terms of the agreement, the Company extended further credit secured by additional property with significant equity. The Company continues to have constructive dialogue with the borrower towards resolution of the affiliated loans; however, bankruptcy filings in 2005 by some affiliates of the borrower delayed the accomplishment of targeted actions. The Company continues to anticipate that this workout will ultimately result in a reduction of the Company’s overall exposure to the borrower. During the first quarter of 2006, a comprehensive Loan Modification Agreement was signed and the Company’s collateral position improved after achieving cross collateralization on two additional parcels of real estate. The Company remains cautiously optimistic, but has not yet reduced allocated reserves due to uncertainty about the borrower’s ability to meet agreed upon progress targets throughout 2006. As such targets are met and uncertainty reduced, it is anticipated that reserve levels will be reduced accordingly.

Net charge-offs were $27 thousand and $50 thousand for the three and six months ended June 30, 2006 compared to net charge-offs of $52 thousand and $197 thousand in the same periods for 2005. For three months ended March 31, 2006, net charge-offs were $23 thousand.

The allowance for loan losses totaled $18.7 million as of June 30, 2006 and was equal to 1.23% of total loans, as compared to 1.26% as of December 31, 2005 and 1.27% as of June 30, 2005 (dollars in thousands).

	June 30,	December 31,	June 30,
	2006	2005	2005
Nonaccrual loans	$11,291	$11,255	$11,290
Foreclosed properties	—	—	—
Real estate investment	—	—	—

Total nonperforming assets	$11,291	$11,255	$11,290

Allowance for loan losses	$18,662	$17,116	$16,654
Average loans, net of unearned income	1,441,622	1,315,695	1,292,630
Loans	1,511,209	1,362,254	1,313,818
Ratio of allowance for loan losses to loans	1.23%	1.26%	1.27%
Ratio of allownace for loan losses to nonperforming assets	165.28%	152.07%	147.51%
Ratio of nonperforming assets to loans plus foreclosed properities	0.75%	0.83%	0.86%
Ratio of net charge-offs (recoveries) to average loans (1)	0.01%	0.03%	0.03%

(1)	Net charge-offs (recoveries) are annualized.

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

The Company’s book value per share at June 30, 2006 was $21.14. Beginning February of 2006, dividends to stockholders will be paid quarterly. In 2006, dividends of $.22 per share on February 28, 2006 (record date of February 16, 2006) and $.23 per share on May 31, 2006 (record date of May 19, 2006) were paid to shareholders.

The Federal Reserve, along with the Office of Comptroller of the Currency and the Federal Deposit Insurance Corporation, has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a total risk-based capital ratio of 12.29% and a Tier 1 risk-based capital ratio of 11.15% at June 30, 2006, which allowed the Company to meet the definition of “well capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2006. The Company’s current strategic plan includes a targeted equity to asset ratio between 8% and 9%. As of June 30, 2006 that ratio was 8.99%.

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

The following summarizes the Company’s regulatory capital and related ratios at June 30, 2006, December 31, 2005 and June 30, 2005 (dollars in thousands):

	June 30, 2006	December 31, 2005	June 30, 2005
Tier 1 capital	$183,139	$160,251	$149,150
Tier 2 capital	18,662	17,116	16,654
Total risk-based capital	201,801	177,367	165,804
Risk-weighted assets	1,642,325	1,460,607	1,386,705

Capital ratios:
Tier 1 risk-based capital ratio	11.15%	10.97%	10.76%
Total risk-based capital ratio	12.29%	12.14%	11.96%
Leverage ratio (Tier 1 capital to average adjusted assets)	9.32%	9.09%	8.88%
Stockholders’ equity to assets	8.99%	9.83%	9.83%

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No.123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The model employs the following the assumptions:

•	Dividend yield - calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant;

•	Expected life (term of the option) - based on the average of the contractual life and vesting schedule for the respective option;

•	Expected volatility - based on the monthly historical volatility of the Company’s stock price over the expected life of the options;

•	Risk-free interest rate - based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

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

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and restricted stock awards to key employees of the Company and its subsidiaries. The Company’s 2003 Stock Incentive Plan replaced the 1993 Stock Incentive Plan, and became effective on July 1, 2003, after shareholders approved the plan at the annual meeting of shareholders held in 2003. The stock incentive plan makes available 350,000 shares, which may be awarded to employees of the Company and its subsidiaries in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and restricted stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy share-based awards. As of June 30, 2006, approximately 230,000 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

More information and tables can be found in Note 3 “Stock-based Compensation” within the “Notes to the Condensed Financial Statements”.

NON-GAAP MEASURES

In reporting the results as of June 30, 2006, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. For the three months ended June 30, 2006, cash basis operating earnings per share was $.79 per share as compared to $.77 per share for the same period in 2005. Cash basis return on average tangible equity and assets for the three months ended June 30, 2006 was 21.84% and 1.43%,respectively, versus 21.54% and 1.63%, respectively, for the same period in 2005.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.

A reconciliation of these non-GAAP measures from their respective GAAP basis measures are presented in the following table (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$6,713	$6,612	$13,021	$12,065
Plus: core deposit intangible amortization, net of tax	297	198	495	395

Cash basis operating earnings	7,010	6,810	13,516	12,460

Average assets	2,027,281	1,719,346	1,924,007	1,696,340
Less: average goodwill	49,812	31,297	40,606	31,155
Less: average core deposit intangibles	13,461	9,267	10,921	9,419

Average tangible assets	1,964,008	1,678,782	1,872,480	1,655,766

Average equity	192,012	167,350	187,089	166,576
Less: average goodwill	49,812	31,297	40,606	31,155
Less: average core deposit intangibles	13,461	9,267	10,921	9,419

Average tangible equity	128,739	126,786	135,562	126,002

Weighted average shares outstanding, diluted	8,892,811	8,836,488	8,893,743	8,826,875
Cash basis earnings per share, diluted	$0.79	$0.77	$1.52	$1.41
Cash basis return on average tangible assets	1.43%	1.63%	1.46%	1.52%
Cash basis return on average tangible equity	21.84%	21.54%	20.11%	19.94%

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s market risk is composed primarily of interest rate risk. The Asset and Liability Management Committee (“ALCO”) of the Company’s Board of Directors is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to this risk. The Company’s Board of Directors reviews and approves the guidelines established by ALCO.

Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measure changes in a variety of interest rate scenarios. While each of the interest rate risk models has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate re-pricing values, is less utilized because it does not effectively measure the options risk impact on the Company and is not addressed here. Earnings simulation and economic value models, which more effectively measure the cash flow and optionally impacts, are utilized by management on a regular basis and are explained below.

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12-month time horizon by applying 12-month rate ramps (with interest rates rising gradually versus an immediate increase or “shock” in rates) of 50 basis points up to 200 basis points. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for six months ended June 30, 2006:

CHANGE IN NET INTEREST INCOME

Change in Yield Curve	Percent	Dollars in Thousands
+200 basis points	5.22%	$3,984
+50 basis points	1.27%	971
Most likely rate scenario	0.00%	—
-50 basis points	-1.24%	(944)
-200 basis points	-4.98%	(3,803)

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12-months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for six months ended June 30, 2006:

CHANGE IN ECONOMIC VALUE OF EQUITY

Change in Yield Curve	Percent	Dollars in Thousands
+200 basis points	-2.42%	$(7,509)
+50 basis points	-0.41%	(1,285)
Most likely rate scenario	0.00%	—
-50 basis points	0.47%	1,459
-200 basis points	-1.25%	(3,881)

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company.

Item 1A – Risk Factors

As of June 30, 2006 there were no material changes to the risk factors previously disclosed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 18, 2006, at which time stockholders were asked to consider two proposals, as follows:

1. To elect three directors to serve as Class I directors for a three-year term; and

2. To ratify the appointment of Yount, Hyde & Barbour, P.C. as the Company’s independent auditors for the year ended December 31, 2006.

The vote tabulation was as follows:

1. Election of three Class I directors to serve for a term of three years:

Director	Votes For	Votes Withheld
Douglas E. Caton	7,022,429	160,456
R. Hunter Morin	7,023,614	159,271
Ronald L. Tillett	7,023,060	159,825

The following directors’ terms of office continued after the meeting:

Ronald L Hicks

W. Tayloe Murphy. Jr.

A. D. Whittaker

G. William Beale

Patrick J. McCann

Hullihen W. Moore

2. To ratify the appointment of Yount, Hyde, Barbour, P.C. as independent auditors for the Company for 2006.

Votes For	Votes Against	Abstain
7,138,930	3,250	40,705

Item 6 – Exhibits

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation (Registrant)

Date: August 9, 2006	By:	/s/ G. William Beale
G. William Beale,
President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ D. Anthony Peay
D. Anthony Peay,
Executive Vice President and Chief Financial Officer