Form 10-Q
period 2006-09-30
UNION BANKSHARES CORP
filed 2006-11-09
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

OR

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

The number of shares of common stock outstanding as of October 31, 2006 was 13,273,930.

UNION BANKSHARES CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	September 30, 2006	December 31, 2005	September 30, 2005
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$46,170	$47,731	$40,463
Interest-bearing deposits in other banks	1,774	578	1,345
Money market investments	275	94	118
Other interest-bearing deposits	2,598	2,598	2,598
Federal funds sold	38	18,537	23,435

Total cash and cash equivalents	50,855	69,538	67,959

Securities available for sale, at fair value	291,431	246,017	227,411

Loans held for sale	26,777	28,068	43,191

Loans, net of unearned income	1,547,788	1,362,254	1,349,066
Less allowance for loan losses	19,091	17,116	16,922

Net loans	1,528,697	1,345,138	1,332,144

Bank premises and equipment, net	58,580	45,332	43,361
Core deposit intangibles, net	12,798	8,504	8,808
Goodwill	50,049	31,297	31,297
Other assets	58,023	51,064	37,275

Total assets	$2,077,210	$1,824,958	$1,791,446

LIABILITIES
Noninterest-bearing demand deposits	$302,770	$258,085	$268,916
Interest-bearing deposits:
NOW accounts	204,371	197,888	200,941
Money market accounts	171,304	178,346	187,539
Savings accounts	114,392	117,046	119,006
Time deposits of $100,000 and over	413,135	333,709	283,399
Other time deposits	423,649	371,441	372,884

Total interest-bearing deposits	1,326,851	1,198,430	1,163,769

Total deposits	1,629,621	1,456,515	1,432,685

Securities sold under agreements to repurchase	61,392	60,828	48,309
Other short-term borrowings	27,409	42,600	—
Trust preferred capital notes	60,310	23,196	23,196
Long-term borrowings	89,500	47,000	89,700
Other liabilities	14,907	15,461	20,155

Total liabilities	1,883,139	1,645,600	1,614,045

Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 13,273,964 shares at September 30, 2006, 13,195,987 shares at December 31, 2005, and 13,159,704 shares at September 30, 2005	17,699	17,595	17,546
Surplus	37,115	35,426	34,355
Retained earnings	137,992	124,531	122,167
Accumulated other comprehensive income	1,265	1,806	3,333

Total stockholders' equity	194,071	179,358	177,401

Total liabilities and stockholders' equity	$2,077,210	$1,824,958	$1,791,446

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	2006	2005	2006	2005
Interest and dividend income:
Interest and fees on loans	$29,847	$23,537	$83,377	$66,095
Interest on Federal funds sold	520	68	838	79
Interest on deposits in other banks	26	10	44	43
Interest on money market investments	1	—	3	—
Interest on other interest-bearing deposits	34	22	94	57
Interest and dividends on securities:
Taxable	2,619	1,883	7,337	5,712
Nontaxable	1,122	917	3,113	2,771

Total interest and dividend income	34,169	26,437	94,806	74,757

Interest expense:
Interest on deposits	10,502	6,769	28,036	18,287
Interest on Federal funds purchased	487	20	747	170
Interest on short-term borrowings	1,349	376	3,333	1,120
Interest on long-term borrowings	2,066	1,352	4,908	3,948

Total interest expense	14,404	8,517	37,024	23,525

Net interest income	19,765	17,920	57,782	51,232
Provision for loan losses	485	430	1,296	897

Net interest income after provision for loan losses	19,280	17,490	56,486	50,335

Noninterest income:
Service charges on deposit accounts	1,877	1,771	5,301	5,071
Other service charges, commissions and fees	1,467	1,130	4,171	3,228
Gains on securities transactions, net	279	20	286	23
Gains on sales of loans	2,804	3,999	8,756	10,258
Gains (losses) on sales of other real estate	(7)	—	872	38
Other operating income	599	367	1,515	1,034

Total noninterest income	7,019	7,287	20,901	19,652

Noninterest expenses:
Salaries and benefits	9,609	8,772	28,284	24,939
Occupancy expenses	1,332	1,057	3,660	3,052
Furniture and equipment expenses	1,150	998	3,336	2,867
Other operating expenses	5,350	3,989	14,990	11,922

Total noninterest expenses	17,441	14,816	50,270	42,780

Income before income taxes	8,858	9,961	27,117	27,207
Income tax expense	2,330	3,078	7,568	8,259

Net income	$6,528	$6,883	$19,549	$18,948

Earnings per share, basic	$0.49	$0.53	$1.48	$1.44

Earnings per share, diluted	$0.49	$0.52	$1.46	$1.43

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except share amounts) (Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance - December 31, 2004	$17,488	$33,716	$106,460	$5,094		$162,758
Comprehensive income:
Net income			18,948		$18,948	18,948
Unrealized holding losses arising during the period (net of tax, $940)					(1,746)
Reclassification adjustment for gains included in net income (net of tax, $8)					(15)

Other comprehensive loss (net of tax, $948)				(1,761)	(1,761)	(1,761)

Total comprehensive income					$17,187

Cash dividends ($.25 per share)			(3,241)			(3,241)
Tax benefit from exercise of stock awards		47				47
Award of performance stock grants		35				35
Unearned compensation on restricted stock, net of amortization		(167)				(167)
Issuance of common stock under Dividend Reinvestment Plan (15,503 shares)	21	325				346
Issuance of common stock under Incentive Stock Option Plan (21,441 shares)	26	215				241
Issuance of common stock for services rendered		3				3
Issuance of restricted stock under Incentive Stock Option Plan (7,995 shares)	11	181				192

Balance - September 30, 2005	$17,546	$34,355	$122,167	$3,333		$177,401

Balance - December 31, 2005	$17,595	$35,426	$124,531	$1,806		$179,358
Comprehensive income:
Net income			19,549		$19,549	19,549
Unrealized holding losses arising during the period (net of tax, $116)					(355)
Reclassification adjustment for gains included in net income (net of tax, $100)					(186)

Other comprehensive loss (net of tax, $216)				(541)	(541)	(541)

Total comprehensive income					$19,008

Cash dividends ($.46 per share)			(6,088)			(6,088)
Tax benefit from exercise of stock awards		170				170
Stock repurchased from option exchange (540 shares)	(1)					(1)
Award of performance stock grants		82				82
Unearned compensation on restricted stock, net of amortization		(170)				(170)
Issuance of common stock under Dividend Reinvestment Plan (24,756 shares)	33	634				667
Issuance of common stock under Incentive Stock Option Plan (44,970 shares)	60	629				689
Issuance of restricted stock under Incentive Stock Option Plan (8,775 shares)	12	242				254
Stock-based compensation expense		102				102

Balance - September 30, 2006	$17,699	$37,115	$137,992	$1,265		$194,071

See accompanying notes to condensed consolidated financial statements

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands) (Unaudited)

	2006	2005
Operating activities:
Net income	$19,549	$18,948
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization of bank premises and equipment	2,847	2,816
Amortization, net (1)	1,786	1,180
Provision for loan losses	1,296	897
Gains on the sale of investment securities	(286)	(23)
Loans held for sale, net	1,291	(523)
Gains on sales of other real estate owned and premises, net	(873)	(38)
Stock-based compensation expenses	268	60
Tax benefit from exercise of equity-based awards	—	47
Increase in other assets	(5,786)	(3,883)
Increase (decrease) in other liabilities	(1,611)	7,978

Net cash and cash equivalents provided by operating activities	18,481	27,459

Investing activities:
Purchases of securities available for sale	(42,352)	(27,132)
Proceeds from sales of securities available for sale	675	—
Proceeds from maturities, calls and paydowns of securities available for sale	29,657	30,236
Net increase in loans	(109,113)	(84,584)
Net increase in bank premises and equipment	(15,880)	(5,241)
Proceeds from sales of other real estate owned	1,236	61
Net cash paid from the acquired bank's cash	(35,955)	—
Net cash received from the acquired bank's cash	17,148	—

Net cash and cash equivalents used in investing activities	(154,584)	(86,660)

Financing activities:
Net increase (decrease) in noninterest-bearing deposits	(7,746)	38,860
Net increase in interest-bearing deposits	69,410	79,507
Net decrease in short-term borrowings	(19,295)	(21,229)
Net increase in long-term borrowings	42,500	—
Repayment of long-term borrowings	—	(571)
Proceeds from trust preferred capital notes	37,114	—
Cash dividends paid	(6,088)	(3,241)
Tax benefit from exercise of equity-based awards	170	—
Issuance of common stock	1,356	590
Stock repurchased under Stock Repurchase Plan and option exchange	(1)	—

Net cash and cash equivalents provided by financing activities	117,420	93,916

Increase (decrease) in cash and cash equivalents	(18,683)	34,715
Cash and cash equivalents at beginning of the period	69,538	33,244

Cash and cash equivalents at end of the period	$50,855	$67,959

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$36,122	$23,292
Income taxes	8,711	8,783
Supplemental schedule of noncash investing and financing activities
Unrealized loss on securities available for sale	$(756)	$(2,709)
Issuance of common stock for services rendered	—	3
Issuance of common stock pursuant to restricted stock awards	254	192
Transactions related to the acquisition of subsidiary
Increase in assets and liabilities:
Loans	$75,742	$—
Securities	34,003	—
Other Assets	26,229	—
Noninterest bearing deposits	52,431	—
Interest bearing deposits	59,011	—
Borrowings	4,668	—
Other Liabilities	1,057	—

1)	Amortization, net includes amortization of software, securities and core deposit intangibles.

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. In addition, share and per share amounts for all periods presented in the condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the effect of the three-for-two stock split.

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

Acquisitions are accounted for as purchases with the results of their operations subsequent to the acquisition date included in the Company’s Condensed Consolidated Income Statement. The Company’s merger-related costs were for principally severance and combining operations. These were incurred by the Company prior to and after the merger date and are included in the Company’s results of operations. The Company’s merger-related costs for the three and nine months ended September 30, 2006 were $44 thousand and $170 thousand, respectively. The costs associated with these activities are included in noninterest expenses. Merger-related costs incurred year-to-date were largely attributable to system conversions. Additional merger-related costs will be incurred throughout the remainder of the year for system conversions and integration of operations. These costs will be expensed when incurred. Prior to the merger and for the three months ended March 31, 2006, Prosperity recorded merger-related costs of approximately $849 thousand principally related to employee severance and investment banker fees. At September 30, 2006, approximately $371 thousand remained accrued, which was primarily comprised of severance payments due to employees.

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

Prior to adoption of SFAS No. 123R, the Company accounted for the stock options under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB Opinion No. 25, the Company did not reflect any stock-based compensation expense in net income, as all options granted under the Company’s stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Also, on December 30, 2005, the Company accelerated the vesting of stock options in order to eliminate the recognition of compensation expense associated with the affected options under SFAS No. 123R, which applied to the Company beginning in the first quarter of 2006. The Company anticipates that the aggregate pre-tax compensation expense associated with the accelerated options that was avoided by this action was approximately $563 thousand. This figure reflects the non-consent of option holders adversely impacted by Section 422 of the Internal Revenue Code. The Company believes that it will not be required to recognize any compensation expense in future periods associated with the affected options. However, there can be no assurance that the acceleration of vesting of these options may not result in some future compensation expense.

The Company has elected to adopt the modified prospective method which requires compensation expense to be recorded for the unvested portion of previously issued awards that remained outstanding as of January 1, 2006. In addition, compensation expense is recorded for any awards issued, modified, or settled after the effective date of this standard and prior periods are not restated. For awards granted prior to the effective date, the unvested portion of the awards is recognized in periods subsequent to the adoption based on the grant date fair value determined for pro forma disclosure purposes under SFAS No. 123.

SFAS 123R requires the Company to estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change and also will impact the amount of estimated unamortized compensation expense to be recognized in future periods.

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and restricted stock awards to key employees of the Company. The Company’s 2003 Stock Incentive Plan replaced the 1993 Stock Incentive Plan, and became effective on July 1, 2003, after shareholders approved the plan at the annual meeting of shareholders. The stock incentive plan makes available 525,000 shares (adjusted for the stock split), which may be awarded to employees of the Company in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and restricted stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy share-based awards. As of September 30, 2006, approximately 345,366 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

For the three and nine months ended September 30, 2006, the Company recognized stock-based compensation expense of $74 thousand, net of tax, or approximately $.01 per share, and $210 thousand, net of tax, or approximately $.02 per share, in accordance with SFAS No. 123R. The following table details the effect on net income and earnings per share had the stock-based compensation expense for stock awards been recorded in the period prior to 2006 based on the fair-value method under SFAS No. 123R. The reported and pro forma net income and earnings per share for 2006 in the table below are the same because stock-based compensation expense is calculated under the provisions of SFAS No. 123R. The amounts for 2006 are included in the table below only to provide the detail for a comparative presentation to the prior quarter (dollars in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income, as reported	$6,528	$6,883	$19,549	$18,948
Add: stock-based compensation included in reported net income, net of related tax effects	74	13	210	39
Deduct: stock-based compensation determined under fair value method for all awards, net of related tax effects	(74)	(114)	(210)	(341)

Pro forma net income	$6,528	$6,782	$19,549	$18,646

Earning per share:
Basic - as reported	$0.49	$0.53	$1.48	$1.44
Basic - pro forma	0.49	0.51	1.48	1.42
Diluted - as reported	0.49	0.52	1.46	1.43
Diluted - pro forma	0.49	0.51	1.46	1.41

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2006:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2005	328,293	$16.78
Granted	27,473	31.57
Exercised	(44,970)	15.64
Forfeited	(1,110)	17.30

Options outstanding, September 30, 2006	309,686	18.26

Options exercisable, September 30, 2006	251,538	16.65

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for nine months ended September 30:

	Nine Months Ended September 30,
	2006	2005
Dividend yield (1)	2.05%	2.30%
Expected life in years (2)	7.5	10.0
Expected volatility (3)	29.53%	32.93%
Risk-free interest rate (4)	4.56%	4.22%
Weighted average fair value per option granted	$10.26	$8.73

(1)	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.

(2)	Based on the average of the contractual life and vesting schedule for the respective option.

(3)	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.

(4)	Based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of September 30, 2006 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	309,686	251,538
Weighted average remaining contractual life in years	5.68	5.15
Weighted average exercise price	$18.06	$16.63
Aggregate intrinsic value	$3,559	$3,250

The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2006 was $237 thousand and $1.2 million, respectively. The fair value of stock options vested during the nine months ended September 30, 2006 was approximately $161 thousand. Cash received from the exercise of stock options for the three and nine months ended September 30, 2006 was $125 thousand and $703 thousand, respectively. The actual tax benefit realized for tax deductions from nonqualified options exercised during the three and nine months ended September 30, 2006 was $39 thousand and $170 thousand, respectively.

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

The following table summarizes the restricted stock activity for the nine months ended September 30, 2006:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock, December 31, 2005	16,317	$24.12
Granted	17,835	29.93
Vested	—	—
Forfeited	(939)	23.99

Unvested restricted stock, September 30, 2006	33,213	27.24

The estimated unamortized compensation expense, net of estimated forfeitures, related to restricted stock and stock options issued and outstanding as of September 30, 2006 will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining three months of 2006	$37	$57	$94
For year ended December 31, 2007	128	226	354
For year ended December 31, 2008	98	227	325
For year ended December 31, 2009	57	143	200
For year ended December 31, 2010	54	12	66
For year ended December 31, 2011	8	—	8

Total	$382	$665	$1,047

4.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	September 30, 2006	September 30, 2005
Beginning balance of allowance for loan losses	$17,116	$16,384
Allowance of acquired banks	785	—
Recoveries credited to allowance	347	319
Loans charged off	(453)	(678)
Provision for loan losses	1,296	897

Ending balance of allowance for loan losses	$19,091	$16,922

5.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. There were 25,139 anti-dilutive options as of September 30, 2006 and no anti-dilutive options as of September 30, 2005.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2006 and 2005 (dollars and shares in thousands, except per share amounts):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Three Months ended September 30, 2006
Basic EPS	$6,528	13,245	$0.49
Effect of dilutive stock awards	—	122	—

Diluted EPS	$6,528	13,367	$0.49

For the Three Months ended September 30, 2005
Basic EPS	$6,883	13,155	$0.53
Effect of dilutive stock awards	—	137	(0.01)

Diluted EPS	$6,883	13,292	$0.52

For the Nine Months ended September 30, 2006
Basic EPS	$19,549	13,222	$1.48
Effect of dilutive stock awards	—	127	(0.02)

Diluted EPS	$19,549	13,349	$1.46

For the Nine Months ended September 30, 2005
Basic EPS	$18,948	13,140	$1.44
Effect of dilutive stock awards	—	118	(0.01)

Diluted EPS	$18,948	13,258	$1.43

6.	TRUST PREFERRED CAPITAL NOTES

On March 30, 2006, the Company formed Statutory Trust II, a wholly-owned subsidiary, for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate at September 30, 2006 was 6.77%. The redeemable securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, while $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the financial statements.

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly-owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation (“Guaranty”). On March 18, 2004, $22.5 million of Trust Preferred Capital Notes were issued through a pooled underwriting totaling approximately $858.8 million. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate at September 30, 2006 was 8.12%. The capital securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, while $696 thousand is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the financial statements.

7.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business. The community bank business includes five banks, which provide loan, deposit, investment, and trust services to retail and commercial customers throughout their 49 retail locations in Virginia and the D.C. metro area. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimum risk.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest at the three month LIBOR rate plus 25 basis points. These transactions are eliminated in the consolidation process. A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three and nine months ended September 30, 2006 and 2005 is as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated
Three Months Ended September 30, 2006
Net interest income	$19,699	$66	$—	$19,765
Provision for loan losses	485	—	—	485

Net interest income after provision for loan losses	19,214	66	—	19,280
Noninterest income	4,283	2,804	(68)	7,019
Noninterest expenses	14,720	2,789	(68)	17,441

Income before income taxes	8,777	81	—	8,858
Income tax expense	2,300	30	—	2,330

Net income	$6,477	$51	$—	$6,528

Total assets	$2,069,379	$30,258	$(22,427)	$2,077,210

Three Months Ended September 30, 2005
Net interest income	$17,651	$269	$—	$17,920
Provision for loan losses	430	—	—	430

Net interest income after provision for loan losses	17,221	269	—	17,490
Noninterest income	3,337	3,998	(48)	7,287
Noninterest expenses	11,537	3,327	(48)	14,816

Income before income taxes	9,021	940	—	9,961
Income tax expense	2,705	373	—	3,078

Net income	$6,316	$567	$—	$6,883

Total assets	$1,783,150	$48,532	$(40,236)	$1,791,446

Nine Months Ended September 30, 2006
Net interest income	$57,569	$213	$—	$57,782
Provision for loan losses	1,296	—	—	1,296

Net interest income after provision for loan losses	56,273	213	—	56,486
Noninterest income	12,346	8,756	(201)	20,901
Noninterest expenses	41,869	8,602	(201)	50,270

Income before income taxes	26,750	367	—	27,117
Income tax expense	7,422	146	—	7,568

Net income	$19,328	$221	$—	$19,549

Total assets	$2,069,379	$30,258	$(22,427)	$2,077,210

Nine Months Ended September 30, 2005
Net interest income	$50,472	$760	$—	$51,232
Provision for loan losses	897	—	—	897

Net interest income after provision for loan losses	49,575	760	—	50,335
Noninterest income	9,539	10,257	(144)	19,652
Noninterest expenses	33,768	9,156	(144)	42,780

Income before income taxes	25,346	1,861	—	27,207
Income tax expense	7,520	739	—	8,259

Net income	$17,826	$1,122	$—	$18,948

Total assets	$1,783,150	$48,532	$(40,236)	$1,791,446

8.	STOCK REPURCHASE

The Board of Directors has authorized management of the Company to buy up to 225,000 shares of its outstanding common stock in the open market at prices that management and the Board of Directors determine to be prudent. This authorization expires May 31, 2007. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock. It is anticipated that any repurchased shares will be used primarily for general corporate purposes, including the dividend reinvestment plan, incentive stock option plan and other employee benefit plans. No shares have been purchased under this authorization to date.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company currently does not anticipate the effects of SAB 108 will have a material impact on its consolidated financial statements.

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

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 15 years. As part of the purchase price allocation for the acquisition of Prosperity in 2006, the Company recorded $5.5 million in core deposit intangible assets and $18.8 million in goodwill. The core deposit intangible assets recorded in the Prosperity acquisition are being amortized over an average of 9.11 years.

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2006
Amortizable core deposit intangibles	$19,137	$6,339	$12,798
Unamortizable goodwill	50,391	342	50,049
December 31, 2005
Amortizable core deposit intangibles	$13,623	$5,119	$8,504
Unamortizable goodwill	31,639	342	31,297
September 30, 2005
Amortizable core deposit intangibles	$13,623	$4,815	$8,808
Unamortizable goodwill	31,639	342	31,297

11.	COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At September 30, 2006 and 2005, the Company had outstanding loan commitments approximating $680.8 million and $675.0 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $33.6 million and $28.0 million at September 30, 2006 and 2005, respectively.

At September 30, 2006, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union Bank & Trust Company had rate lock commitments to originate mortgage loans amounting to $24.7 million and loans held for sale of $26.8 million. Union Mortgage has entered into corresponding mandatory commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $51.5 million. These commitments to sell loans are designed to eliminate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

12.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities as of September 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
September 30, 2006
U.S. government and agency securities	$10,968	$—	$(187)	$10,781
Obligations of states and political subdivisions	101,718	2,716	(236)	104,198
Corporate and other bonds	35,239	2,122	(182)	37,179
Mortgage-backed securities	130,085	285	(2,527)	127,843
Federal Reserve Bank stock - restricted	2,353	—	—	2,353
Federal Home Loan Bank stock - restricted	8,769	—	—	8,769
Other securities	277	31	—	308

Total securities	$289,409	$5,154	$(3,132)	$291,431

December 31, 2005
U.S. government and agency securities	$1,977	$—	$(42)	$1,935
Obligations of states and political subdivisions	83,908	2,487	(177)	86,218
Corporate and other bonds	38,423	2,603	(247)	40,779
Mortgage-backed securities	108,576	183	(2,053)	106,706
Federal Reserve Bank stock - restricted	2,213	—	—	2,213
Federal Home Loan Bank stock - restricted	7,392	—	—	7,392
Other securities	750	24	—	774

Total securities	$243,239	$5,297	$(2,519)	$246,017

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2006.

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
U.S. government and agency securities	$8,833	$(153)	$1,948	$(34)	$10,781	$(187)
Obligations of states and political subdivisions	5,246	(104)	3,839	(132)	9,085	(236)
Corporate and other bonds	1,358	(18)	6,312	(164)	7,670	(182)
Mortgage-backed securities	54,360	(859)	55,219	(1,668)	109,579	(2,527)

Total	$69,797	$(1,134)	$67,318	$(1,998)	$137,115	$(3,132)

As of September 30, 2006, there were $67.3 million of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $2.0 million and primarily consisted of mortgage-backed securities. Management has evaluated the investment portfolio by security and determined the declines in fair value were primarily attributable to changes in market interest rates, not in estimated cash flows or credit quality, therefore no other-than-temporary impairment was recorded at the end of the reporting period.

13.	SUBSEQUENT EVENT

On September 7, 2006, the Company’s Board of Directors declared a three-for-two stock split to shareholders of record as of the close of business on October 2, 2006. Shares resulting from the split have been distributed by the Company’s transfer agent on October 13, 2006. Fractional shares were settled in cash based on the closing price of the Company’s shares reported by the NASDAQ National Market System as of October 13, 2006. Following the stock split, the number of outstanding shares increased to approximately 13.3 million shares. Accordingly, share and per share amounts for all periods presented in the condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the effect of the three-for-two split.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the accompanying consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of income for the three and nine month periods ended September 30, 2006 and 2005, and the statements of changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union Bankshares Corporation and subsidiaries as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein): and in our report dated February 13, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Winchester, Virginia

November 9, 2006

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2005. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes, while some of the percentages presented are computed based on unrounded amounts. In addition, share and per share amounts for all periods presented herein have been retroactively adjusted to reflect the effect of the Company’s recent three-for-two stock split.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when occurrence is probable and can be reasonably estimated and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Reserves for commercial loans are determined by applying estimated loss factors to the portfolio based on management’s evaluation and “risk grading” of the commercial loan portfolio. Reserves are provided for noncommercial loan categories using historical loss factors applied to the total outstanding loan balance of each loan category. Additionally, environmental factors based on national and local economic activity, as well as portfolio specific attributes are considered in the allowance for loan losses. Specific reserves are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the net realizable value of any underlying collateral.

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

Acquisitions are accounted for as purchases with the results of their operations subsequent to the acquisition date included in the Company’s Condensed Consolidated Income Statement. The Company’s merger-related costs were for principally severance and combining operations. These were incurred by the Company prior to and after the merger date and are included in the Company’s results of operations. The Company’s merger-related costs for nine months ended September 30, 2006 was $111 thousand, net of taxes. The costs associated with these activities are included in noninterest expenses. Merger-related costs incurred year-to-date are largely attributable to system conversions. Additional merger-related costs will be incurred throughout the remainder of the year for system conversions and integration of operations. These costs will be expensed when incurred. Prior to the merger Prosperity recorded merger-related costs of approximately $849 thousand principally related to employee severance and investment banker fees. At September 30, 2006, approximately $371 thousand remained accrued, which was primarily comprised of severance payments due to employees.

BUSINESS OVERVIEW

Union Bankshares Corporation is one of the largest community banking organizations based in Virginia, providing full service banking to the Northern, Central, Rappahannock, Williamsburg, and Northern Neck regions of Virginia through its bank subsidiaries, Union Bank & Trust Company (32 locations in the counties of Albemarle, Caroline, Chesterfield, Fluvanna, Hanover, Henrico, King George, King William, Nelson, Spotsylvania, Stafford, Westmoreland and the Cities of Fredericksburg and Charlottesville), Northern Neck State Bank (9 locations in the counties of Richmond, Westmoreland, Essex, Northumberland and Lancaster), Rappahannock National Bank in Washington, Virginia, Bay Community Bank (formerly Bank of Williamsburg) (4 locations in Williamsburg, Newport News and Grafton) and Prosperity Bank & Trust Company (3 locations in the Northern Virginia/Washington D.C. metro area). Union Bank and Trust Company also operates a loan production office in Manassas. In addition to banking services, Union Investment Services, Inc. provides full brokerage services (5 offices) and Union Mortgage Group, Inc. provides a full line of mortgage products (9 offices). Bay Community Bank also owns a non-controlling interest in Johnson Mortgage Company, LLC.

During the fourth quarter of 2006, the Company anticipates opening two additional bank branches in the Greater Fredericksburg area. Additionally, the Company is in the process of constructing a new 70,000 square foot operations center in Caroline County, Virginia at a cost of approximately $13 million. The facility is located near the intersection of interstate 95 and route 1 approximately twelve miles west of the current facility in Bowling Green, Virginia. The new facility will accommodate the Company’s anticipated growth and provide improved access to the Greater Richmond and Fredericksburg workforce. Management anticipates that the current facility in Bowling Green will be either sold or leased.

RESULTS OF OPERATIONS

Net Income

For the three months ended September 30, 2006 compared to the three months ended September 30, 2005, net income decreased $355 thousand, or 5.2%, from $6.9 million to $6.5 million. Earnings per share, on a diluted basis, for the three months ended September 30, 2006 decreased $.03, or 5.8%, to $.49 from $.52 for the same period in 2005. Return on average equity for the three months ended September 30, 2006 was 13.54%, and return on average assets was 1.26%, compared to 15.62% and 1.56%, respectively, for the same period in 2005.

For the three months ended September 30, 2006 compared to the three months ended June 30, 2006 (“a linked quarter basis”) net income decreased $185 thousand, or 2.8%, from $6.7 million to $6.5 million, which represented a decrease in earnings per share, on a diluted basis, of $.01, or 2.0%.

For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, net income increased $601 thousand, or 3.2%, from $18.9 million to $19.5 million, which represents an increase in earnings per share, on a diluted basis, of $.03, or 2.1%, from $1.43 to $1.46. Return on average equity for the nine months ended September 30, 2006 was 13.86% and return on average assets was 1.33%, compared to 14.96% and 1.48%, respectively, for the same period in 2005.

The acquisition of Prosperity Bank & Trust Company (“Prosperity”) has been reflected in the financial statements as of April 1, 2006. Prosperity reported net income of $341 thousand and $678 thousand for the three and nine months ended September 30, 2006. In addition, the Company incurred other expenses relating to the acquisition of Prosperity including interest expense in connection with the issuance of a Trust Preferred Capital Note and merger-related costs. The interest expense reported for the three and nine months ended September 30, 2006 was $403 thousand and $784 thousand, respectively, net of the income tax benefit. Merger-related costs for the three and nine months ended September 30, 2006 were $29 thousand and $111 thousand, respectively, net of the income tax benefit.

Net Interest Income

For the three months ended September 30, 2006 compared to the same period in 2005, the net interest margin, on a tax-equivalent basis (“TEQ”), decreased 21 basis points, or 4.6%, from 4.53% to 4.32%. The net interest income (TEQ) increased $1.7 million, or 8.9%. Average interest-earning assets increased approximately $233.2 million, or 14.4%, mainly driven by (i) the acquired Prosperity interest-earning assets of $110.1 million, which included loans of $76.5 million and securities of $33.6 million, and (ii) organic loan growth, principally within the commercial real estate and construction loan portfolios. Average interest-bearing liabilities increased $241.4 million, or 18.4%, with growth concentrated within certificates of deposit, together with the acquired Prosperity interest-bearing liabilities of $63.4 million. The yields on interest-earning assets and costs of interest-bearing liabilities increased approximately 79 and 110 basis points to 7.41% and 3.68%, respectively, compressing the interest rate spread approximately 31 basis points to 3.73%. The interest rate spread compression together with average interest-bearing liabilities growing at a faster pace than average interest-earning assets are contributing factors in the decline of the net interest margin. Contributing to the increased pace of average interest-bearing liabilities over average interest-earning assets were additional Federal Home Loan Bank (“FHLB’) borrowings of approximately $24.1 million as well as the issuance of $37.1 million in Trust Preferred Securities related to the Prosperity acquisition. Moreover, the FHLB exercised their call option on $42.5 million of borrowings with an average cost of approximately 2.5%. These funds have been effectively repriced and continue to remain at the FHLB with an average cost of approximately 5.4%. During the third quarter of 2006, the Company collected a settlement payment of $350 thousand of foregone interest related to a previously charged-off loan which is excluded from the net interest margin calculation.

On a linked quarter basis, the net interest margin (TEQ) decreased 20 basis points, or 4.4%, from 4.52% to 4.32%. Net interest income (TEQ) decreased $440 thousand, or 2.1%, mainly driven by (i) interest rate spread compression, which decreased 24 basis points from 3.97% to 3.73%, and (ii) average interest-bearing liabilities growth of $34.7 million outpacing average interest-earning assets growth of $23.9 million.

For the nine months ended September 30, 2006 compared to the same period in 2005, the net interest margin (TEQ) remained relatively flat, decreasing 1 basis point from 4.46% to 4.45%. Net interest income (TEQ) increased $6.5 million, or 12.4%, from $52.8 million to $59.3 million, mainly driven by average interest-earning assets growth of $199.2 million ($110.1 million from the Prosperity acquisition) primarily within the commercial real estate and construction loan portfolios. Earning asset growth outpaced average interest-bearing liabilities growth of $192.0 million ($63.4 million from the Prosperity acquisition) and noninterest-bearing demand deposits of $40.4 million. Furthermore, the yields on interest-earning assets and costs of interest-bearing liabilities increased 78 and 90 basis points, to 7.23% and 3.33%, respectively, and compressed the interest rate spread 12 basis points, or 3.0%, from 4.02 to 3.90%.

Management monitors interest rates and other economic indicators to consider their potential impact in our local markets. The recent Federal Funds tightening cycle increased rates a quarter percentage point seventeen consecutive times beginning in June 2004. Economic indicators show signs of a slowing economy, particularly in the residential housing market where inventory levels remain high. During much of this period of rising interest rates, the Company’s net interest margin benefited from the delay between increases in asset yields and the lagging increases in funding costs on its deposit products. As customers have shifted out of lower cost deposit transaction accounts to higher rate CD products, the Company’s funding costs have risen, negatively impacting the margin. With long-term rates virtually the same (or lower) than short-term rates, the current interest rate environment will continue to put pressure on the interest margin throughout the industry. Management anticipates continued declines in the Company’s net interest margin until the yield curve becomes steeper (short-term rates lower than long-term rates).

The following tables display the average balance sheets, interest income earned with annualized yields, and interest expenses paid with rates for the three and nine months ended September 30, 2006, 2005 and 2004:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended September 30,
	2006			2005			2004
	Average Balance	Interest Income / Expense	Yield / Rate (3)	Average Balance	Interest Income / Expense	Yield / Rate (3)	Average Balance	Interest Income / Expense	Yield / Rate (3)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$196,351	$2,619	5.29%	$151,889	$1,882	4.92%	$160,689	$2,004	4.96%
Tax-exempt (1)	94,966	1,725	7.21%	75,084	1,411	7.46%	78,686	1,509	7.63%

Total securities	291,317	4,344	5.92%	226,973	3,293	5.76%	239,375	3,513	5.84%
Loans, net (1) (2)	1,519,694	29,171	7.62%	1,321,982	22,791	6.84%	1,199,189	18,117	6.01%
Loans held for sale	25,531	430	6.68%	51,906	803	6.14%	35,166	498	5.63%
Federal funds sold	8,288	520	5.61%	11,478	68	2.35%	5,389	41	3.03%
Money market investments	203	2	3.67%	84	1	3.12%	77	—	0.00%
Interest-bearing deposits in other banks	1,722	25	5.81%	1,153	10	3.54%	7,412	12	0.64%
Other interest-bearing deposits	2,598	34	5.24%	2,598	22	3.35%	2,578	15	2.31%

Total earning assets	1,849,353	34,526	7.41%	1,616,174	26,988	6.62%	1,489,186	22,196	5.93%

Allowance for loan losses	(18,815)			(16,645)			(15,150)
Total non-earning assets	223,063			156,054			145,258

Total assets	$2,053,601			$1,755,583			$1,619,294

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$200,591	211	0.42%	$200,800	192	0.38%	$185,721	129	0.28%
Money market savings	166,633	942	2.24%	187,633	841	1.78%	184,959	462	0.99%
Regular savings	117,297	271	0.92%	119,965	263	0.87%	123,896	206	0.66%
Certificates of deposit:
$100,000 and over	402,793	4,770	4.70%	265,594	2,470	3.69%	193,489	1,680	3.45%
Under $ 100,000	412,867	4,308	4.14%	368,199	3,003	3.24%	364,347	2,667	2.91%

Total interest-bearing deposits	1,300,181	10,502	3.20%	1,142,191	6,769	2.35%	1,052,412	5,144	1.94%
Other borrowings	251,470	3,902	6.16%	168,067	1,748	4.13%	185,998	1,562	3.34%

Total interest-bearing liabilities	1,551,651	14,404	3.68%	1,310,258	8,517	2.58%	1,238,410	6,706	2.15%

Noninterest-bearing liabilities:
Demand deposits	296,715			255,752			217,156
Other liabilities	13,907			14,781			8,494

Total liabilities	1,862,273			1,580,791			1,464,060
Stockholders’ equity	191,328			174,792			155,234

Total liabilities and stockholders’ equity	$2,053,601			$1,755,583			$1,619,294

Net interest income		$20,122			$18,471			$15,490

Interest rate spread			3.73%			4.04%			3.78%
Interest expense as a percent of average earning assets			3.09%			2.09%			1.79%
Net interest margin			4.32%			4.53%			4.14%

(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(2)	Foregone interest on previously charged off credits of $350 thousand and $94 thousand has been excluded for 2006 and 2005, respectively.

(3)	Rates and yields are annualized and calculated from actual, not rounded amounts in the thousands, which appear above.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Nine Months Ended September 30,
	2006			2005			2004
	Average Balance	Interest Income / Expense	Yield / Rate (3)	Average Balance	Interest Income / Expense	Yield / Rate (3)	Average Balance	Interest Income / Expense	Yield / Rate (3)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$186,806	$7,337	5.25%	$152,636	$5,711	5.00%	$160,448	$5,738	4.78%
Tax-exempt (1)	87,196	4,789	7.34%	74,863	$4,264	7.62%	81,626	4,589	7.51%

Total securities	274,002	12,126	5.92%	227,499	$9,975	5.86%	242,074	10,327	5.70%
Loans, net (1) (2)	1,467,932	81,935	7.46%	1,302,522	$64,267	6.60%	1,054,957	47,816	6.05%
Loans held for sale	26,272	1,287	6.55%	40,733	$1,884	6.18%	32,815	1,382	5.63%
Federal funds sold	8,167	838	5.19%	5,621	$79	1.88%	10,639	102	1.28%
Money market investments	136	3	3.07%	80	$2	2.57%	100	—	0.00%
Interest-bearing deposits in other banks	1,146	44	5.09%	1,989	$43	2.86%	3,996	18	0.57%
Other interest-bearing deposits	2,598	93	4.85%	2,598	$56	2.88%	1,650	21	1.70%

Total earning assets	1,780,253	96,326	7.23%	1,581,042	$76,306	6.45%	1,346,231	59,666	5.92%

Allowance for loan losses	(18,232)			(16,573)			(13,460)
Total non-earning assets	205,659			151,836			119,587

Total assets	$1,967,680			$1,716,305			$1,452,358

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$202,286	593	0.39%	$198,749	$515	0.35%	$169,338	353	0.28%
Money market savings	175,772	2,948	2.24%	187,670	$2,206	1.57%	148,181	1,006	0.91%
Regular savings	119,266	821	0.92%	119,626	$727	0.81%	110,957	521	0.63%
Certificates of deposit:
$100,000 and over	371,957	12,304	4.42%	243,875	$6,429	3.52%	187,052	4,891	3.49%
Under $ 100,000	395,218	11,369	3.85%	363,816	$8,410	3.09%	348,381	7,965	3.05%

Total interest-bearing deposits	1,264,499	28,035	2.96%	1,113,736	$18,287	2.20%	963,909	14,736	2.04%
Other borrowings	220,022	8,988	5.46%	178,786	$5,237	3.92%	151,904	3,932	3.46%

Total interest-bearing liabilities	1,484,521	37,023	3.33%	1,292,522	$23,524	2.43%	1,115,813	18,668	2.23%

Noninterest-bearing liabilities:
Demand deposits	281,310			240,872			185,277
Other liabilities	13,332			13,566			8,595

Total liabilities	1,779,163			1,546,960			1,309,685
Stockholders’ equity	188,517			169,345			142,673

Total liabilities and stockholders’ equity	$1,967,680			$1,716,305			$1,452,358

Net interest income		$59,303			$52,782			$40,998

Interest rate spread			3.90%			4.02%			3.69%
Interest expense as a percent of average earning assets			2.78%			1.99%			1.85%
Net interest margin			4.45%			4.46%			4.07%

(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(2)	Foregone interest on previously charged off credits of $464 thousand and $233 thousand has been excluded for 2006 and 2005, respectively.

(3)	Rates and yields are annualized and calculated from actual, not rounded amounts in the thousands, which appear above.

Provision for Loan Losses

For the nine months ended September 30, 2006 compared to the same period in 2005, provision for loan losses increased $399 thousand from $897 thousand to $1.3 million, of which $20 thousand resulted from the Prosperity acquisition. Excluding Prosperity loans of $76.5 million as of September 30, 2006, loans grew 9.1%, or $122.2 million and compares to the allowance for loan loss growth rate of 8.2% over the same time period in 2005. On a linked quarter basis, the provision for loan losses increased $212 thousand, primarily driven by loan growth of $36.6 million, or 2.4%. For the three months ended September 30, 2006 compared to the same period in 2005, provision for loan losses increased $55 thousand, or 12.8%, from $430 thousand to $485 thousand.

As of September 30, 2006, nonperforming assets totaled $11.2 million, including a single credit relationship totaling $10.6 million in loans. The loans to this relationship are secured by real estate (two assisted living facilities and other real estate). Based on the information currently available, management has allocated $1.3 million in specific reserves to this relationship.

Noninterest Income

For the three months ended September 30, 2006 compared to the same period in 2005, noninterest income decreased $268 thousand, or 3.7% from $7.3 million to $7.0 million. This decrease is principally driven by reduced gains on loan sales within the mortgage segment of $1.2 million, partially offset by increases in other service charges, commissions and fees (brokerage commissions, ATM charges, and debit card income) of $337 thousand, small business investment company (“SBIC”) income of $150 thousand, and bank owned life insurance (“BOLI”) income of $126 thousand, as well as more gains from the sale of securities of $259 thousand. Prosperity noninterest income was $142 thousand for the three months ended September 30, 2006.

On a linked quarter basis, noninterest income increased $112 thousand, or 1.6% from $6.9 million to $7.0 million. This increase was principally driven by both increased gains on the sale of securities of $274 thousand and income received from SBIC of $150 thousand, offset to a lesser extent by reduced gains on loan sales within the mortgage segment of $357 thousand.

For the nine months ended September 30, 2006 compared to the same period in 2005, noninterest income increased $1.2 million, or 6.4%, from $19.7 million to $20.9 million. This increase was driven by increases in other service charges, commissions and fees (brokerage commissions, ATM charges, and debit card income) of $943 thousand, BOLI income of $368 thousand and SBIC income of $150 thousand, coupled with increased gains on the sale of securities of $263 thousand. These increases were partially offset by reduced gains on loan sales within the mortgage segment of $1.5 million. Prosperity noninterest income was $272 thousand for the nine months ended September 30, 2006.

Noninterest Expense

For the three months ended September 30, 2006 compared to the same period in 2005, noninterest expenses increased $2.6 million, or 17.7%, from $14.8 million to $17.4 million. Other operating expenses increased $1.4 million, or 34.1%. These costs were primarily related to increases in communication, marketing, professional fees and electronic data system enhancements. This increase also includes operating costs of Prosperity. Salaries and benefits increased $837 thousand or 9.5%, principally related to additional employees, both new and acquired, offset by lower mortgage commissions paid. Prosperity noninterest expenses were $1.1 million for the three months ended September 30, 2006.

On a linked quarter basis, noninterest expenses remained relatively flat increasing $232 thousand, or 1.3%, from $17.2 million to $17.4 million. Other operating expenses increased $130 thousand, or 2.5%, largely attributable to higher communication costs and marketing expenses. Additionally, occupancy expenses increased $98 thousand, or 7.9%, while salaries and benefits and furniture and equipment expenses remained relatively flat.

For the nine months ended September 30, 2006 compared to the same period in 2005, noninterest expenses increased approximately $7.5 million, or 17.5%, from $42.8 million to $50.3 million. Salaries and benefits increased $3.3 million, or 13.4%, principally driven by additional employees, both new and acquired, normal compensation adjustments, profit sharing, and incentive and equity compensation expenses, offset to a lesser extent by lower mortgage commissions paid. Other operating expenses increased $3.1 million, or 25.7%, principally driven by increases in communication costs, professional fees, data processing fees, marketing expenses, ATM processing fees and merger-related costs. Additionally, occupancy expenses increased $609 thousand, while furniture and equipment expenses increased $469 thousand, mainly due to the expansion of the Company’s footprint. Prosperity noninterest expenses were $2.2 million for the nine months ended September 30, 2006.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of September 30, 2006. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rates for the three and nine months ended September 30, 2006 were 26.3% and 27.9%, respectively, compared to 30.9% and 30.4%, respectively, for the same periods in 2005. The decline in the effective tax rate was attributable to increases in interest income on tax-free municipal securities, BOLI income, a combination of low income housing and historic tax credits as well as disqualifying dispositions on incentive stock options

SEGMENT INFORMATION

Community Bank Segment

For the three months ended September 30, 2006 compared to the same period in 2005, net income for the community banking segment increased $161 thousand, or 2.5%, from $6.3 million to $6.5 million. Net interest income increased an additional $2.0 million, or 11.6%, mainly driven by increased asset yields resulting from rising interest rates, loan growth and a settlement payment of $350 thousand of foregone interest which related to a previously charged-off loan. The asset yield increases were partially offset by the interest rate spread compression (net interest spread represents the difference between yields on average interest-earning assets less the rates on average interest-bearing liabilities), which was principally due to increases of funding costs in high interest-bearing liability products (e.g., certificates of deposit greater than $100 thousand and FHLB advances). The provision for loan losses increased $55 thousand over the same period, principally driven by loan growth. Noninterest income increased $946 thousand, or 28.3%, principally due to increases in other service charges, commissions and fees, more gains on the sale of securities and income from investments in both SBIC and BOLI. Noninterest expense increased $3.2 million, or 27.6%, mainly driven by increases in salaries and benefits and the Company’s continued execution of its growth strategy, which required increases in costs such as communication, data processing, professional fees, marketing and merger-related expenses.

On a linked quarter basis, net income for the community bank segment decreased $128 thousand, or 1.9%, from $6.6 million to $6.5 million. This was mainly driven by margin compression of $225 thousand and increases in both noninterest expenses and the provision for loan losses of $469 thousand and $212 thousand, respectively, partially offset by an increase in noninterest income of $471 thousand.

For the nine months ended September 30, 2006 compared to the same period in 2005, net income for the community banking segment increased $1.5 million, or 8.4%, from $17.8 million to $19.3 million. This was driven by margin expansion of $7.1 million and an increase in noninterest income of $2.8 million, offset to a lesser extent by increases in both noninterest expenses and the provision for loan losses of $8.1 million and $399 thousand, respectively.

Mortgage Segment

For the three months ended September 30, 2006 compared to the same period in 2005, net income for the mortgage segment decreased $516 thousand, or 91.0%, from $567 thousand to $51 thousand. Net interest income fell $203 thousand, or 75.5%, due to increasingly narrow interest margins. Loan originations decreased $53.6 million, or 31.1%, from $172.2 million to $118.7 million due largely to softening markets. During this period, interest rates on selected mortgage products have risen significantly, delaying buyers from entering the housing market. In the Washington, D. C. metropolitan area, housing inventory has increased, while housing demand has softened, negatively impacting mortgage loan production.

On a linked quarter basis, net income for the mortgage segment decreased $57 thousand, or 52.8%, from $108 thousand to $51 thousand. Loan originations decreased $23.7 million, or 16.6%, from $142.3 million to $118.7 million, which in turn decreased revenue from the sale of loans by $357 thousand, which was partially offset by commissions paid of $169 thousand.

For the nine months ended September 30, 2006 compared to the same period in 2005, net income for the mortgage segment decreased $901 thousand, or 80.3%, from $1.1 million to $221 thousand. Loan originations decreased $64.8 million, or 14.7%, from $441.8 million to $377.0 million. Net interest income decreased $547 thousand, or 72.0%, from $760 thousand to $213 thousand as interest margins tightened.

BALANCE SHEET

Balance Sheet Overview

As of September 30, 2006, total assets were $2.1 billion compared to $1.8 billion for both periods as of December 31, 2005 and September 30, 2005. Total assets acquired in the Prosperity acquisition were $128.2 million. Total cash and cash equivalents decreased $18.7 million, or 26.9%, and $17.1 million, or 25.2%, to $50.9 million from December 31, 2005 and September 30, 2005, respectively. Gross loans increased $185.5 million, or 13.6%, and $198.7 million, or 14.7%, to $1.5 billion from December 31, 2005 and September 30, 2005, respectively. Loan growth was concentrated in the commercial real estate and construction portfolios in addition to $76.5 million (primarily commercial real estate) acquired from Prosperity.

As of September 30, 2006, total deposits were $1.6 billion compared to $1.5 billion and $1.4 billion as of December 31, 2005 and September 30, 2005, respectively. Total liabilities acquired in the Prosperity acquisition were $117.1 million. The growth was principally attributed to Prosperity, competitive pricing and increased interest rates, which resulted in both increases and composition swings from money markets accounts to certificates of deposit greater than $100 thousand. Total borrowings increased by $65.0 million, or 37.4%, and $77.4 million, or 48.0% to $238.6 million from December 31, 2005 and September 30, 2005, respectively. This increase was mainly associated with the issuance of a $37.1 million Trust Preferred Capital Note in connection with the Prosperity acquisition and increases in other borrowings.

As of September 30, 2006, the Company’s equity to asset ratio declined to 9.34% from 9.83% and 9.90% as of December 31, 2005 and September 30, 2005, respectively. This was triggered by the Prosperity acquisition, which increased total assets, in particular, loans, securities, goodwill and intangible assets, at a faster pace than equity. Unrealized gains on securities decreased by $541 thousand and $2.1 million to $1.3 million when compared to December 31, 2005 and September 30, 2005, respectively.

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

As of September 30, 2006, cash, interest-bearing deposits in other banks, money market investments, Federal Funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year totaled $1.3 billion, or 68.0%, of total earning assets. As of September 30, 2006, approximately $903.2 million, or 58.4%, of total loans, are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal Funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	September 30, 2006	% of Total Loans	December 31, 2005	% of Total Loans	September 30, 2005	% of Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$271,356	17.5%$	271,721	19.9%	$277,237	20.6%
Commercial	439,146	28.3%	394,094	28.9%	390,028	28.9%
Construction	318,958	20.6%	273,262	20.1%	264,886	19.6%
Second mortgages	33,108	2.1%	24,088	1.8%	23,183	1.7%
Equity lines of credit	106,678	6.9%	96,490	7.1%	95,434	7.1%
Multifamily	29,322	1.9%	14,648	1.1%	12,746	0.9%
Agriculture	13,688	0.9%	11,145	0.8%	10,155	0.8%

Total real estate loans	1,212,256	78.2%	1,085,448	79.7%	1,073,669	79.6%
Commercial Loans	155,761	10.1%	127,048	9.3%	127,246	9.4%
Consumer installment loans
Personal	149,492	9.7%	126,174	9.3%	126,107	9.4%
Credit cards	8,944	0.6%	9,388	0.7%	8,575	0.6%

Total consumer installment loans	158,436	10.3%	135,562	10.0%	134,682	10.0%
All other loans	21,335	1.4%	14,196	1.0%	13,469	1.0%

Gross loans	$1,547,788	100.0%$	1,362,254	100.0%	$1,349,066	100.0%

As reflected in the loan table at September 30, 2006, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in residential 1-4 family, commercial and construction. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring process, including oversight by a centralized credit administration function and credit risk and policy management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

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

The Company’s asset quality remains good. Management maintains a list of loans that have potential weaknesses that may need special attention. This list is used to monitor such loans and is used in the determination of the adequacy of the Company’s allowance for loan losses. At September 30, 2006, nonperforming assets totaled $11.2 million, including a single credit relationship totaling $10.6 million in loans. The loans to this relationship are secured by real estate (two assisted living facilities and other real estate). Based on the information currently available, management has allocated $1.3 million in specific reserves to this relationship. The Company entered into a workout agreement with the borrower in March 2004. Under the terms of the agreement, the Company extended further credit secured by additional property with significant equity. The Company continues to have constructive dialogue with the borrower towards resolution of the affiliated loans; however, bankruptcy filings in 2005 by some affiliates of the borrower delayed the accomplishment of targeted actions. The Company continues to anticipate that this workout will ultimately result in a reduction of the Company’s overall exposure to the borrower. During the first quarter of 2006, a comprehensive Loan Modification

Agreement was signed and the Company’s collateral position improved after achieving cross collateralization on two additional parcels of real estate. The Company remains cautious and has not yet reduced allocated reserves due to uncertainty about the borrower’s ability to meet agreed upon progress targets.

Net charge-offs were $56 thousand and $106 thousand for the three and nine months ended September 30, 2006 compared to net charge-offs of $162 thousand and $359 thousand in the same periods for 2005. For the three months ended June 30, 2006, net charge-offs were $27 thousand.

The allowance for loan losses totaled $19.1 million as of September 30, 2006 and was equal to 1.23% of total loans, as compared to 1.26% as of December 31, 2005 and 1.25% as of September 30, 2005 (dollars in thousands).

The following table sets forth selected asset quality data and ratios (dollars in thousands):

	September 30, 2006	December 31, 2005	September 30, 2005
Nonaccrual loans	$11,199	$11,255	$11,217
Foreclosed properties	—	—	—
Real estate investment	—	—	—

Total nonperforming assets	$11,199	$11,255	$11,217

Balances
Allowance for loan losses	$19,091	$17,116	$16,922
Average loans, net of unearned income	1,467,932	1,315,695	1,302,522
Loans, net of unearned income	1,547,788	1,362,254	1,349,066
Ratios
Allowance for loan losses to loans	1.23%	1.26%	1.25%
Allowance for loan losses to nonperforming assets	170.47%	152.07%	150.86%
Nonperforming assets to loans plus foreclosed properities	0.72%	0.83%	0.83%
Net charge-offs (recoveries) to average loans (1)	0.01%	0.03%	0.04%

(1)	Net charge-offs (recoveries) are annualized.

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

The Federal Reserve, along with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a total risk-based capital ratio of 12.43% and a Tier 1 risk-based capital ratio of 11.29% as of September 30, 2006, which allowed the Company to meet the definition of “well capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2006. The Company’s current strategic plan includes a targeted equity to asset ratio between 8% and 9%. As of September 30, 2006, the ratio was 9.34%.

In connection with the two most recent acquisitions, Prosperity and Guaranty, the Company has issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The regulatory treatment allows these debt instruments together with core capital elements to be included as Tier 1 capital up to 25% and amounts in excess of this limit may be included in Tier 2 capital.

The following summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	September 30, 2006	December 31, 2005	September 30, 2005
Tier 1 capital	$188,459	$160,251	$156,463
Tier 2 capital	19,091	17,116	16,922
Total risk-based capital	207,550	177,367	173,385
Risk-weighted assets	1,669,436	1,460,607	1,432,518
Capital ratios:
Tier 1 risk-based capital ratio	11.29%	10.97%	10.92%
Total risk-based capital ratio	12.43%	12.14%	12.10%
Leverage ratio (Tier 1 capital to average adjusted assets)	9.44%	9.09%	9.12%
Stockholders’ equity to assets	9.34%	9.83%	9.89%

NON-GAAP MEASURES

In reporting the results as of September 30, 2006, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. For the three months ended September 30, 2006, cash basis operating earnings per share was $.51 per share as compared to $.53 per share for the same period in 2005. Cash basis return on average tangible equity and assets for the three months ended September 30, 2006 was 21.11% and 1.36%, respectively, compared to 20.88% and 1.64%, respectively, for the same period in 2005.

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

A reconciliation of these non-GAAP measures from their respective GAAP basis measures are presented in the following table (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	2006	2005	2006	2005
Net income	$6,528	$6,883	$19,549	$18,948
Plus: core deposit intangible amortization, net of tax	297	198	792	594

Cash basis operating earnings	6,825	7,081	20,341	19,542

Average assets	2,053,601	1,755,583	1,967,680	1,716,305
Less: average goodwill	50,026	31,297	43,781	31,203
Less: average core deposit intangibles	13,007	8,964	11,624	9,266

Average tangible assets	1,990,568	1,715,322	1,912,275	1,675,836

Average equity	191,328	174,792	188,517	169,345
Less: average goodwill	50,026	31,297	43,781	31,203
Less: average core deposit intangibles	13,007	8,964	11,624	9,266

Average tangible equity	128,295	134,531	133,112	128,876

Weighted average shares outstanding, diluted	13,367,030	13,292,238	13,349,207	13,257,707
Cash basis earnings per share, diluted	$0.51	$0.53	$1.52	$1.47
Cash basis return on average tangible assets	1.36%	1.64%	1.42%	1.56%
Cash basis return on average tangible equity	21.11%	20.88%	20.43%	20.27%

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No.123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The model employs the following assumptions:

•	Dividend yield - calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant;

•	Expected life (term of the option)—based on the average of the contractual life and vesting schedule for the respective option;

•	Expected volatility - based on the monthly historical volatility of the Company’s stock price over the expected life of the options;

•	Risk-free interest rate - based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

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

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and restricted stock awards to key employees of the Company and its subsidiaries. The Company’s 2003 Stock Incentive Plan replaced the 1993 Stock Incentive Plan, and became effective on July 1, 2003, after shareholders approved the plan at the annual meeting of shareholders held in 2003. The stock incentive plan makes available 525,000 shares (adjusted for the stock split), which may be awarded to employees of the Company and its subsidiaries in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and restricted stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy share-based awards. As of September 30, 2006, approximately 345,366 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

More information and tables can be found in Note 3 “Stock-based Compensation” within the “Notes to the Condensed Financial Statements”.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s market risk is composed primarily of interest rate risk. The Asset and Liability Management Committee (“ALCO”) of the Company is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to this risk. The Company’s Board of Directors reviews and approves the guidelines established by ALCO.

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12-month time horizon by applying 12-month rate ramps (with interest rates rising gradually versus an immediate increase or “shock” in rates) of 50 basis points up to 200 basis points. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for the nine months ended September 30, 2006:

CHANGE IN NET INTEREST INCOME

Change in Yield Curve	Percent	Dollars in Thousands
+200 basis points	4.58%	$3,704
+50 basis points	1.13%	912
Most likely rate scenario	0.00%	—
-50 basis points	-1.11%	(895)
-200 basis points	-4.58%	(3,704)

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12-months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the nine months ended September 30, 2006:

CHANGE IN ECONOMIC VALUE OF EQUITY

Change in Yield Curve	Percent	Dollars in Thousands
+200 basis points	-2.72%	$(9,781)
+50 basis points	-0.67%	(2,418)
Most likely rate scenario	0.00%	—
-50 basis points	-0.08%	(303)
-200 basis points	-2.40%	(8,622)

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A – Risk Factors

As of September 30, 2006 there were no material changes to the risk factors previously disclosed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Union Bankshares Corporation
(Registrant)

Date: November 9, 2006	By:	/s/ G. William Beale
G. William Beale,
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ D. Anthony Peay
D. Anthony Peay, Executive Vice President and Chief Financial Officer