Form 10-K
period 2006-12-31
UNION BANKSHARES CORP
filed 2007-03-16
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock $1.33 par value

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

Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $368,875,052.

The number of shares of common stock outstanding as of February 1, 2007 was 13,303,912.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2007 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

UNION BANKSHARES CORPORATION

FORM 10-K

i

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, and consumer spending and savings habits. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1.—BUSINESS.

GENERAL

Union Bankshares Corporation (the “Company”) is a multi-bank holding company organized under Virginia law and registered under the Bank Holding Company Act of 1956. The Company is headquartered in Bowling Green, Virginia. The Company is committed to the delivery of financial services through its five community bank subsidiaries (the “Community Banks”) and three non-bank financial services affiliates. The Company’s Community Banks and non-bank financial services affiliates are:

Community Banks
Union Bank & Trust Company	Bowling Green, Virginia
Northern Neck State Bank	Warsaw, Virginia
Rappahannock National Bank	Washington, Virginia
Bay Community Bank	Newport News, Virginia
Prosperity Bank & Trust Company	Fairfax County, Virginia

Financial Services Affiliates
Union Mortgage Group, Inc.	Annandale, Virginia
Union Investment Services, Inc.	Ashland, Virginia
Union Insurance Group, LLC	Bowling Green, Virginia

History

The Company was formed in connection with the July 1993 merger of Northern Neck Bankshares Corporation and Union Bancorp, Inc. In connection with the merger, Union Bank and Trust Company (“Union Bank”) and Northern Neck State Bank became wholly owned bank subsidiaries of the Company. Although the Company was formed in 1993, the Community Banks are among the oldest in Virginia. Union Bank and Rappahannock National Bank began business in 1902 and Northern Neck State Bank dates back to 1907. On September 1, 1996, King George State Bank and on July 1, 1998, Rappahannock National Bank became wholly-owned subsidiaries of the Company. On February 22, 1999, Bay Community Bank (formerly Bank of Williamsburg) began business as a newly organized bank. In June 1999, King George State Bank was merged into Union Bank and ceased to be a subsidiary bank. The

Company acquired Guaranty Financial Corporation and its wholly owned subsidiary, Guaranty Bank (“Guaranty”), on May 1, 2004, and operated Guaranty as a separate subsidiary until September 13, 2004, which is when the operations of Guaranty were merged with Union Bank, the Company’s largest subsidiary. The Company acquired Prosperity Bank & Trust Company (“Prosperity”) on April 1, 2006 and operates it as an independent bank subsidiary.

Product Offerings and Market Distribution

The Company is one of the largest community banking organizations based in Virginia, providing full service banking to the Northern, Central, Rappahannock, Tidewater and Northern Neck regions of Virginia through 51 locations of its bank subsidiaries. Union Bank currently has 33 locations in the counties of Albemarle, Caroline, Chesterfield, Fluvanna, Hanover, Henrico, King George, King William, Nelson, Spotsylvania, Stafford, Westmoreland and the Cities of Charlottesville and Fredericksburg; Northern Neck State Bank has nine locations in the counties of Essex, Lancaster, Northumberland, Richmond and Westmoreland; Rappahannock National Bank has two locations in Washington and Front Royal, Virginia; Bay Community Bank has four locations in Williamsburg, Newport News and Grafton, Virginia; and Prosperity has three locations in Springfield and Burke, Virginia. Additionally, Union Bank operates a loan production office in Manassas, Virginia.

Each of the Community Banks are full service retail commercial banks offering consumers and businesses a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, as well as loans for commercial, industrial, residential mortgage and consumer purposes. Also, the Community Banks issue credit cards and deliver automated teller machine services through the use of reciprocally shared ATMs in the major ATM networks as well as remote ATMs for the convenience of their customers and other consumers. Furthermore, each of the Community Banks offers internet banking services and online bill payment for all of its customers, whether consumer or commercial.

The Company provides other financial services through its non-bank affiliates, Union Investment Services, Inc., Union Mortgage Group, Inc. (“Union Mortgage”), and formerly Mortgage Capital Investors, Inc. and Union Insurance Group, LLC. Bay Community Bank owns a non-controlling interest in Johnson Mortgage Company, LLC.

Union Investment Services, Inc. has provided securities, brokerage and investment advisory services since its formation in February 1993. It has five offices within the Community Banks’ trade areas and is a full service investment company handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial planning.

On February 11, 1999, the Company acquired CMK Corporation t/a Union Mortgage, a mortgage loan brokerage company headquartered in Springfield, Virginia, by merger of CMK Corporation into Union Mortgage, later to become a wholly owned subsidiary of Union Bank. Union Mortgage has eleven offices in the following locations: Virginia (seven), Maryland (three) and South Carolina (one). Union Mortgage is also licensed to do business in selected states throughout the Mid-Atlantic and Southeast, as well as Washington, D.C. It provides a variety of mortgage products to customers in those areas. The mortgage loans originated by Union Mortgage are generally sold in the secondary market through purchase agreements with institutional investors.

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

EXPANSION AND STRATEGIC ACQUISITIONS

The Company expands its market area and increases its market share through internal growth, de novo expansion and strategic acquisitions. Strategic acquisitions by the Company to date have included whole bank acquisitions and financial affiliations, as well as branch and deposit acquisitions and purchases of former bank branch facilities. The Company generally considers acquisitions of companies in strong growth markets or with unique products or services that will benefit the entire organization. Targeted acquisitions are priced to be economically feasible with minimal short-term drag to achieve positive long-term benefits. These acquisitions may be paid for in the form of cash, stock, debt or a combination thereof. The amount and type of consideration and deal charges paid could have a dilutive short-term effect on the Company’s earnings per share or book value. However, cost savings and revenue enhancements in such transactions are anticipated to provide long-term economic benefit to the Company.

On April 3, 2006, the Company announced it had completed the acquisition of Prosperity, effective April 1, 2006, in a transaction valued at approximately $36 million. Prosperity, with nearly $130 million in assets, operates three branches in Springfield and Burke, Virginia, located in Fairfax County, a suburb in the Washington, D.C area.

In addition to the Prosperity acquisition, the Company grew through de novo expansion, opening five new branches throughout Virginia in the last two years:

•	Twin Hickory, Union Bank branch, located in Richmond (December 2006)

•	Front Royal, Rappahannock National Bank branch located in Front Royal (December 2006)

•	Grafton, Bay Community Bank branch located in Grafton (March 2006)

•	Sycamore Square, Union Bank branch located in Midlothian (May 2005)

•	Monticello, Bay Community Bank branch, located in Williamsburg (January 2005)

During 2006, the Company completed the relocation of Union Bank’s Ladysmith branch in Caroline County to a new facility directly behind the former location. Additionally, Union Bank’s Arlington Boulevard leased branch in the City of Charlottesville completed its relocation to an owned branch space on Barracks Road.

The Company is also in the process of constructing a new 70,000 square foot operations center in Caroline County, Virginia at a cost of approximately $13 million. The facility is located near the intersection of Interstate 95 and Route 1 approximately twelve miles west of the current facility in Bowling Green, Virginia. The new facility will accommodate the Company’s anticipated growth and provide improved access to the Greater Richmond and Fredericksburg workforce. Management anticipates that the existing operations center in Bowling Green will be either sold or leased.

EMPLOYEES

As of December 31, 2006, the Company had approximately 646 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

The Company is headquartered in Bowling Green, Virginia and is one of the largest independent bank holding companies in Virginia. The Company believes its community bank framework and philosophy provide a competitive advantage, particularly with regard to larger national and regional institutions, allowing the Company to compete effectively in the markets it serves. The Company’s Community Banks generally have strong and growing market shares within the markets they serve. The Company’s deposit market share in Virginia was 1.27% and 1.28% as of June 30, 2006 and 2005, respectively.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively and increasingly regulated under both federal and state law. The following description briefly addresses certain provisions of federal and state laws as well as certain regulations and proposed regulations, and the potential impact of such provisions on the Company and the Community Banks. To the extent statutory or regulatory provisions or proposals are described herein, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy. Collectively, these are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit

Insurance Corporation (the “FDIC”) insurance funds in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund (“DIF”) as a result of the default of a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the BIF. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

The Company is registered under the bank holding company laws of Virginia. Accordingly, the Company and the Community Banks (other than Rappahannock National Bank, which is regulated and supervised by the Office of the Comptroller of the Currency (“OCC”)) are subject to regulation and supervision by the State Corporation Commission of Virginia (the “SCC”) and the Federal Reserve.

Capital Requirements

The Federal Reserve, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and each of the Community Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity (including Trust Preferred Securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2006 were 11.63% and 12.78%, respectively, exceeding the minimum requirements.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average adjusted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2006, was 9.57%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

The Community Banks

The Community Banks are supervised and regularly examined by the Federal Reserve and the SCC, except for Rappahannock National Bank, which is examined by the OCC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt and acquisition of financial institutions and other companies, and affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

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

Deposit accounts with the Community Banks are insured by the FDIC, and therefore the banks are subject to insurance assessments imposed by the FDIC. On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation required, among other things, that the FDIC adopt regulations increasing the maximum amount of federal deposit insurance coverage per separately insured depositor to $130 thousand (with a cost of living adjustment to become effective in five years). The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the deposit insurance fund and set risk-based premiums.

On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that is intended to more closely tie each bank’s deposit insurance assessments to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which became effective in the beginning of 2007, the FDIC will evaluate each bank’s risk based on three primary factors: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the bank has one. The new rates for most banks will vary between five and seven cents for every $100 of domestic deposits. In 2006, under prior regulations, the Company paid only the base assessment rate for “well capitalized” institutions which amounted to $195 thousand in deposit insurance premiums.

Other Safety and Soundness Regulations

The federal banking agencies have broad powers under current federal law to make prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” All such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. The Community Banks each meet the definition of being “well capitalized” as of December 31, 2006.

The Gramm-Leach-Bliley Act

Effective on March 11, 2001, the Gramm-Leach Bliley Act (the “GLB Act”) allows a bank holding company or other company to certify its status as a financial holding company, thereby allowing such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker; underwriting; dealing in or making markets in securities; and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Northern Virginia which occurred on September 11, 2001. The Patriot Act intended to strengthen U.S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The continuing and potential impact of the Patriot Act and related regulations and policies on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

ITEM 1A.—RISK FACTORS.

General economic conditions, either national or within the Company’s local markets could materially impact the Company’s financial condition and performance.

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

Changes in interest rates could adversely affect the Company’s income and cash flows.

The Company’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory agencies (in particular, the Federal Reserve). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. Fluctuations in these areas may adversely affect the Company and its shareholders. Community banks are often at a competitive disadvantage in managing their costs of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets.

The Company generally seeks to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that it may reasonably maintain its net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence the ability to maintain a neutral position. Generally, the Company’s earnings will be more sensitive to fluctuations in interest rates the greater the variance in volume of assets and liabilities that mature and re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, shape of the yield curve, and whether the Company is more asset sensitive or liability sensitive. Accordingly, the Company may not be successful in maintaining a neutral position and, as a result, the Company’s net interest margin may be impacted.

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

The inability of the Company to successfully manage its growth or implement its growth strategy may adversely affect the results of operations and financial conditions.

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

The Company may not be able to achieve fully the strategic objectives and operating efficiencies in an acquisition. Inherent uncertainties exist in integrating the operations of an acquired entity. In addition, the markets and industries in which the Company and its potential acquisition targets operate are highly competitive. The Company may lose customers or the customers of acquired entities as a result of an acquisition. The Company also may lose key personnel, either from the acquired entity or from itself, as a result of an acquisition. These factors could contribute to the Company not achieving the expected benefits from its acquisitions within desired time frames, if at all. Future business acquisitions could be material to the Company and it may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders’ ownership interests. Acquisitions also could require the Company to use substantial cash or other liquid assets or to incur debt. In those events, it could become more susceptible to economic downturns and competitive pressures.

The Company’s exposure to operational risk may adversely affect the Company.

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

The Company is a customer-focused and relationship-driven organization. Future growth is expected to be driven by a large part in the relationships maintained with customers. While the Company has assembled an experienced management team, is building the depth of that team and has management development plans in place, the unexpected loss of key employees could have a material adverse effect on the Company’s business and may result in lower revenues.

The Company’s concentration in loans secured by real estate may adversely impact earnings due to changes in the real estate markets.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of the Company’s loans are secured by real estate (both residential and commercial) in the Company’s market area. A major change in the real estate market, resulting in deterioration in the value of this collateral, or in the local or national economy, could adversely affect the customer’s ability to pay these loans, which in turn could impact the Company. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and the Company tries to limit its exposure to this risk by monitoring extensions of credit carefully. The Company cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

If the Company’s allowance for loan losses becomes inadequate, the results of operations may be adversely affected.

The Company maintains an allowance for loan losses that it believes is a reasonable estimate of potential losses within the loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with the Company. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control, and these losses may exceed current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. Although the Company believes the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, it cannot fully predict such losses or that the loss allowance will be adequate in the future. Excessive loan losses could have a material impact on financial performance. Consistent with the loan loss reserve methodology, the Company expects to make additions to the allowance for loan loss as a result of its growth strategy, which may affect the Company’s short-term earnings.

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

The accounting standard setters, including the Financial Accounting Standards Board, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be hard to predict and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

ITEM 1B.—UNRESOLVED STAFF COMMENTS.

The Company does not have any unresolved staff comments to report for the year ended December 31, 2006.

ITEM 2.—PROPERTIES.

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The corporate headquarters is located at 212 N. Main Street, Bowling Green, Virginia, in a building owned by the Company. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. In addition to the properties listed below, the Company has acquired land and is constructing a new operations center in nearby Carmel Church, Virginia which it anticipates will be completed during the second quarter of 2007. See the Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements”, of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

Unless otherwise indicated, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2006.

CORPORATE HEADQUARTERS
212 North Main Street	Bowling Green, Virginia

BANKING OFFICES
Union Bank and Trust Company:
211 North Main Street	Bowling Green, Virginia
7349 Ladysmith Road	Ladysmith, Virginia
U.S. Route 301	Port Royal, Virginia
4540 Lafayette Boulevard	Fredericksburg, Virginia
U.S. Route 1 and Ashcake Road	Ashland, Virginia
4210 Plank Road	Fredericksburg, Virginia
10415 Courthouse Road	Spotsylvania, Virginia
9665 Sliding Hill Road	Ashland, Virginia
700 Kenmore Avenue	Fredericksburg, Virginia
U.S. Route 360	Manquin, Virginia
9534 Chamberlayne Road	Mechanicsville, Virginia
Cambridge and Layhill Road	Falmouth, Virginia (leased)
Massaponax Church Road and U.S. Route 1	Spotsylvania, Virginia (leased)
Brock Road and Route 3	Spotsylvania, Virginia (leased)
2811 Fall Hill Avenue	Fredericksburg, Virginia
6479 Mechanicsville Turnpike	Mechanicsville, Virginia
10045 Kings Highway	King George, Virginia
840 McKinney Boulevard	Colonial Beach, Virginia
5510 Morris Road	Spotsylvania, Virginia
4690 Pouncey Tract Road	Glen Allen, Virginia (leased)
8300 Bell Creek Road	Mechanicsville, Virginia
1773 Parham Road	Richmond, Virginia
11101 Hull Street Road	Midlothian, Virginia
13644 Hull Street Road	Midlothian, Virginia
400 East Main Street	Charlottesville, Virginia (leased)
1700 Seminole Trail	Charlottesville, Virginia (leased)
124 Main Street	Lovingston, Virginia
2151 Barracks Road	Charlottesville, Virginia
1658 State Farm Boulevard	Charlottesville, Virginia
5980 Thomas Jefferson Parkway	Palmyra, Virginia
3290 Worth Crossing	Charlottesville, Virginia
13700 Midlothian Turnpike	Midlothian, Virginia (leased)
11163 Nuckols Road	Glen Allen, Virginia

Northern Neck State Bank:
5839 Richmond Road	Warsaw, Virginia
4256 Richmond Road	Warsaw, Virginia
17191 Kings Highway	Montross, Virginia
1649 Tappahannock Boulevard	Tappahannock, Virginia
1660 Tappahannock Boulevard (Wal-Mart)	Tappahannock, Virginia (leased)
15043 Northumberland Highway	Burgess, Virginia
284 North Main Street	Kilmarnock, Virginia
876 Main Street	Reedville, Virginia
485 Chesapeake Drive	White Stone, Virginia

Rappahannock National Bank:
7 Bank Road	Washington, Virginia
473 South Street	Front Royal, Virginia (leased)

Bay Community Bank:
5125 John Tyler Highway	Williamsburg, Virginia
603 Pilot House Drive	Newport News, Virginia (leased)
171 Monticello Avenue	Williamsburg, Virginia (leased)
5030 George Washington Memorial Highway	Grafton, Virginia

Prosperity Bank & Trust Company (all leased):
5803 Rolling Road	Springfield, Virginia
6975A Springfield Boulevard	Springfield, Virginia
6050A Burke Commons Road	Burke, Virginia

Union Investment Services, Inc.
111 Davis Court	Bowling Green, Virginia
10469 Atlee Station Road, Suite 100	Ashland, Virginia
2811 Fall Hill Avenue	Fredericksburg, Virginia
171 Monticello Avenue	Williamsburg, Virginia
1658 State Farm Boulevard	Charlottesville, Virginia
13700 Midlothian Turnpike	Midlothian, Virginia (leased)

LOAN PRODUCTION OFFICES

Union Bank and Trust Company:
9282 Corporate Circle, Building 7	Manassas, Virginia (leased)

Union Mortgage Group, Inc. (all leased):
3 Hillcrest Drive, #A100	Frederick, Maryland
7501 Greenway Center, #140	Greenbelt, Maryland
2670 Crain Highway, Suite 407	Waldorf, Maryland
3120 Waccamaw Boulevard, Suite F	Myrtle Beach, South Carolina
5440 Jeff Davis Highway, #103	Fredericksburg, Virginia
6330 Newtown Road, #211	Norfolk, Virginia
7619 Little River Turnpike, Suite 400	Annandale, Virginia
1658 State Farm Boulevard	Charlottesville, Virginia
10469 Atlee Station Road, #120	Ashland, Virginia
11830 Canon Boulevard, Suite D	Newport News, Virginia
760 Lynnhaven Parkway, Suite 140	Virginia Beach, Virginia

ITEM 3.—LEGAL PROCEEDINGS.

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

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2006, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2001, in the common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Company’s total cumulative return was 204.1% over the five year period ending December 31, 2006 compared to 65.2% and 26.2% for the NASDAQ Bank Stocks and NASDAQ composite:

	2001	2002	2003	2004	2005	2006
Union Bankshares Performance Index	100.00	170.98	194.61	247.65	281.10	304.09
The NASDAQ Stock Market Index	100.00	69.13	103.36	112.49	112.49	126.22
NASDAQ Bank Stocks Index	100.00	102.37	131.69	150.71	147.23	165.21

Information on Common Stock, Market Prices and Dividends

There were 13,303,519 shares of the Company’s common stock outstanding at the close of business on December 31, 2006, which were held by 2,432 shareholders of record. The closing price of the Company’s stock on December 31, 2006 was $30.59 per share compared to $28.73 on December 31, 2005.

On September 7, 2006, the Company’s Board of Directors declared a three-for-two stock split to shareholders of record as of the close of business on October 2, 2006. Accordingly, share and per share amounts for all periods presented have been retroactively adjusted to reflect the effect of the three-for-two split.

The following table summarizes the high and low closing sales prices and dividends declared for quarterly periods during the years ended December 31, 2006 and 2005.

	Market Values				Declared Dividends
	2006		2005		2006	2005
	High	Low	High	Low
First Quarter	$32.06	$28.89	$24.79	$20.49	$0.15	$—
Second Quarter	29.30	25.64	26.16	19.59	0.15	0.25
Third Quarter	30.40	26.20	29.41	25.19	0.16	—
Fourth Quarter	32.10	27.85	32.70	25.66	0.17	0.27

					$0.63	$0.52

Regulatory restrictions on the ability of the Community Banks to transfer funds to the Company at December 31, 2006, are set forth in Note 17 “Parent Company Financial Information” contained in the “Notes to the Consolidated Financial Statements”, of this Form 10-K. A discussion of certain limitations on the ability of the Community Banks to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I. Business, of this Form 10-K under the headings “Supervision and Regulation - Limits on Dividends and Other Payments” and “Supervision and Regulation - The Community Banks.”

In October 2005, the Company announced that starting in 2006, it would begin paying its dividend on a quarterly basis instead of semi-annually. It is anticipated the dividends will continue to be paid near the end of February, May, August and November. In making its decision on the payment of dividends on the Company’s common stock, the Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors.

Stock Repurchase Program

The Board of Directors has authorized management of the Company to buy up to 225,000 shares of its outstanding common stock in the open market at prices that management and the Board of Directors determine to be prudent. This authorization expires May 31, 2007. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock. It is anticipated that any repurchased shares will be used primarily for general corporate purposes, including the Company’s dividend reinvestment plan, incentive stock plan and other employee benefit plans. No shares have been purchased under this authorization to date.

ITEM 6.—SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the Company over the past five years ended December 31, (in thousands, except per share amounts):

	2006	2005	2004	2003	2002
Results of Operations
Interest and dividend income	$129,156	$102,317	$80,544	$67,017	$65,205
Interest expense	52,441	32,967	25,652	23,905	24,627

Net interest income	76,715	69,350	54,892	43,112	40,578
Provision for loan losses	1,450	1,172	2,154	2,307	2,878

Net interest income after provision for loan losses	75,265	68,178	52,738	40,805	37,700
Noninterest income	28,245	25,510	23,302	22,840	17,538
Noninterest expenses	67,567	58,275	51,221	40,725	35,922

Income before income taxes	35,943	35,413	24,819	22,920	19,316
Income tax expense	9,951	10,591	6,894	6,256	4,811

Net income	$25,992	$24,822	$17,925	$16,664	$14,505

Financial Condition
Assets	$2,092,891	$1,824,958	$1,672,210	$1,234,732	$1,115,725
Loans, net of unearned income	1,549,445	1,362,254	1,264,841	878,267	714,765
Deposits	1,665,908	1,456,515	1,314,317	999,771	897,645
Stockholders’ equity	199,416	179,358	162,758	118,501	105,492

Ratios
Return on average assets	1.30%	1.43%	1.19%	1.42%	1.41%
Return on average equity	13.64%	14.49%	12.18%	14.88%	14.91%
Cash basis return on average assets (1)	1.40%	1.51%	1.26%	1.45%	1.46%
Cash basis return on average equity (1)	20.31%	19.57%	15.78%	16.08%	16.43%
Efficiency ratio (2)	64.37%	61.43%	65.51%	61.75%	58.90%
Equity to assets	9.53%	9.82%	9.73%	9.60%	9.46%

Asset Quality
Allowance for loan losses	$19,148	$17,116	$16,384	$11,519	$9,179
Allowance for loan losses / total outstanding loans	1.24%	1.26%	1.30%	1.31%	1.28%

Per Share Data
Earnings per share, basic	$1.97	$1.89	$1.42	$1.47	$1.28
Earnings per share, diluted	1.94	1.87	1.41	1.46	1.27
Cash basis earnings per share, diluted (1)	2.03	1.93	1.46	1.48	1.28
Cash dividends paid	0.63	0.52	0.45	0.40	0.35
Market value per share	30.59	28.73	25.62	20.33	18.17
Book value per share	14.99	13.59	12.41	10.36	9.28
Price to earnings ratio, diluted	15.77	15.34	18.21	14.06	14.34
Price to book value ratio	2.04	2.11	2.07	1.96	1.96
Dividend payout ratio	31.98%	27.21%	31.92%	27.40%	27.08%
Weighted average shares outstanding, basic	13,233,101	13,142,999	12,604,187	11,404,308	11,333,859
Weighted average shares outstanding, diluted	13,361,773	13,275,074	12,723,213	11,513,156	11,434,754

(1)	Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation”, section

“Non GAAP Measures” for a reconciliation.

(2)	The efficiency ratio is calculated by dividing noninterest expense over the sum of net interest income plus noninterest income.

ITEM 7.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and its subsidiaries. This discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and the “Notes to the Consolidated Financial Statements” presented in Item 8. “Financial Statements and Supplementary Data”, of this Form 10-K. In addition, share and per share amounts for all periods presented have been retroactively adjusted to reflect the effect of the three-for-two stock split in October 2006.

CRITICAL ACCOUNTING POLICIES

General

The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, and merger and acquisitions, and goodwill and intangibles. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements”.

The following is a summary of the Company’s critical accounting policies that are highly dependent on estimates, assumptions and judgments.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies (“SFAS No. 5”), which requires that losses be accrued when occurrence is probable and can be reasonably estimated and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), as amended, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

The Company adopted SFAS No. 114, which has been amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures (“SFAS No. 118”). SFAS No.

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

The Company and the acquired entity also incur merger-related costs during an acquisition. The Company capitalizes direct costs of the acquisition, such as investment banker and attorneys’ fees and includes them as part of the purchase price. Other merger-related internal costs associated with acquisitions are expensed as incurred. Some examples of these merger-related costs include, but are not limited to, systems conversions, integration planning consultants and advertising fees. These merger-related costs are included within the Consolidated Statement of Income classified within the noninterest expense line. The acquired entity records merger-related costs which result from a plan to exit an activity, involuntarily terminate or relocate employees and are recognized as liabilities assumed as of the consummation date of the acquisition.

The Company’s merger-related costs for the years ended December 31, 2006, 2005 and 2004 were $263 thousand, $17 thousand, and $343 thousand, respectively. Prior to the mergers, the acquired entities, Prosperity and Guaranty, recorded merger-related costs of approximately $807 thousand and $1.3 million and principally related to employee severance and investment banker fees.

Goodwill and Intangible Assets

SFAS No. 141, Business Combinations, requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. For purchase acquisitions, the Company is required to record assets acquired, including identifiable intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Effective January 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Asset (“SFAS 142”), which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Additionally, the Company adopted SFAS No. 147, Acquisitions of Certain Financial Institutions, on January 1, 2002 and determined that core deposit intangibles will continue to be amortized over their estimated useful lives.

Goodwill totaled $50.0 million and $31.3 million at the years ended December 31, 2006 and 2005, respectively. Based on the testing of goodwill for impairment, there were no impairment charges for 2006, 2005 or 2004. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 15 years. Core deposit intangibles, net of amortization, amounted to $12.3 million and $8.5 million at the years ended December 31, 2006 and 2005, respectively. Amortization expense of core deposit intangibles for the years ended December 31, 2006, 2005 and 2004 totaled $1.7 million, $1.2 million and $1.0 thousand, respectively.

RESULTS OF OPERATIONS

Net Income

For the year ended December 31, 2006 compared to the year ended December 31, 2005, net income increased $1.2 million, or 4.7%, from $24.8 million to $26.0 million, which represented an increase in earnings per share, on a diluted basis, of $.07, or 3.7%, from $1.87 to $1.94. Return on average equity for the year ended December 31, 2006 was 13.64% and return on average assets was 1.30%, compared to 14.49% and 1.43%, respectively, for the same period in 2005.

The acquisition of Prosperity and its related operating results have been reflected in the financial statements since April 1, 2006. Prosperity’s net income included in the Company’s financial statements amounted to $1.1 million since acquisition. In addition, the Company incurred other expenses relating to the acquisition of Prosperity, including interest expense in connection with the issuance of a Trust Preferred Capital Note and merger-related costs. Since acquisition, the interest expense and merger related costs were $1.8 million and $263 thousand before taxes, respectively.

The Company’s continued expansion in both new and existing markets also impacted results for the year. Three new bank branches were opened in 2006, following the opening of two branches in 2005. The costs associated with these branches include personnel, occupancy, marketing and other related expenses and are typically greater than the revenue generated for the first 18-24 months as the branch expands the customer base in those markets. Additionally, during 2006 the Company completed the relocation of its Ladysmith branch in Caroline County to a new facility adjacent to the former location and relocated its Arlington Boulevard branch in the City of Charlottesville to a new building on Barracks Road.

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

For the year ended December 31, 2006 compared to the same period in 2005, the net interest margin, on a tax equivalent basis (TEQ), declined 9 basis points from 4.46% to 4.37%. Net interest income (TEQ) increased $7.5 million, or 10.5%, from $71.4 million to $79.0 million. Average interest-earning assets grew $205.4 million, or 12.8%, ($110.1 million from the Prosperity acquisition), while average interest-bearing and noninterest-bearing liabilities grew $203.1 million, or 15.6%, ($63.7 million from the Prosperity acquisition) and $38.5 million, or 15.7%, respectively. Furthermore, the yields on average interest-earning assets and the costs on average interest-bearing liabilities increased 75 and 95 basis points, to 7.28% and 3.47%, respectively. The interest rate spread compression together with average interest-bearing liabilities growing at a faster pace than average interest-earning assets are contributing factors associated with the decline in the net interest margin. For the years ended December 31, 2006 and 2005, the Company collected $464 thousand and $311 thousand of foregone interest, respectively, which has been excluded from the net interest margin calculation.

Management carefully analyzes its local markets and the potential impact economic indicators (i.e. interest rates, housing sales, etc.) present. The Federal funds tightening cycle increased rates a quarter percentage point seventeen consecutive times beginning in June 2004. Economic indicators show signs of a slowing economy, particularly in the residential housing market where inventory levels remain high and demand has waned. During much of this period of rising interest rates, the Company’s net interest margin benefited from the delay between increases in asset yields and the lagging increases in funding costs on its deposit products. As customers have shifted out of lower cost deposit transaction accounts to higher rate CD products, the Company’s funding costs have risen, negatively impacting the margin. With long-term rates virtually the same (or lower) than short-term rates, the current interest rate environment will continue to put pressure on the interest margin throughout the industry. Management anticipates continued declines in the Company’s net interest margin (albeit at a slower pace than recent declines) until the yield curve assumes its more normal shape with short-term rates lower than long-term rates.

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the years ended December 31, (dollars in thousands):

	2006			2005			2004
	Average Balance	Interest Income / Expense	Yield / Rate	Average Balance	Interest Income / Expense	Yield / Rate	Average Balance	Interest Income / Expense	Yield / Rate

Assets:

Securities:
Taxable	$188,461	$9,883	5.24%	$154,954	$7,791	5.03%	$159,709	$7,709	4.83%
Tax-exempt	89,407	6,546	7.32%	74,936	$5,677	7.58%	80,224	6,049	7.54%

Total securities	277,868	16,429	5.91%	229,890	$13,468	5.86%	239,933	13,758	5.73%
Loans, net (2) (3)	1,489,794	111,771	7.50%	1,315,695	$88,089	6.70%	1,104,942	67,114	6.07%
Loans held for sale	25,129	1,572	6.26%	38,975	$2,367	6.07%	34,326	1,917	5.58%
Federal funds sold	8,837	1,438	5.35%	11,143	$349	3.13%	8,090	102	1.26%
Money market investments	151	3	2.24%	73	$2	2.79%	101	1	0.99%
Interest-bearing deposits in other banks	1,104	57	5.13%	1,665	$49	2.92%	3,645	29	0.80%
Other interest-bearing deposits	2,598	129	4.96%	2,598	$81	3.13%	1,889	33	1.75%

Total earning assets	1,805,481	131,399	7.28%	1,600,039	$104,405	6.53%	1,392,926	82,954	5.96%

Allowance for loan losses	(18,468)			(16,687)			(14,167)
Total non-earning assets	211,055			154,653			126,098

Total assets	$1,998,068			$1,738,005			$1,504,857

Liabilities and Stockholders’ Equity:

Interest-bearing deposits:
Checking	$204,023	911	0.45%	$198,969	$704	0.35%	$175,659	488	0.28%
Money market savings	175,163	3,945	2.25%	187,673	$3,174	1.69%	159,111	1,555	0.98%
Regular savings	116,569	1,061	0.91%	119,309	$998	0.84%	112,953	726	0.64%

Certificates of deposit:
$100,000 and over	387,023	17,603	4.55%	259,185	$9,427	3.64%	190,506	6,582	3.46%
Under $100,000	405,930	16,210	3.99%	365,758	$11,605	3.17%	352,589	10,678	3.03%

Total interest-bearing deposits	1,288,708	39,730	3.08%	1,130,894	$25,908	2.29%	990,818	20,029	2.02%
Other borrowings	220,632	12,711	5.85%	175,309	$7,059	4.03%	160,213	5,623	3.51%

Total interest-bearing liabilities	1,509,340	52,441	3.47%	1,306,203	$32,967	2.52%	1,151,031	25,652	2.23%

Noninterest-bearing liabilities:
Demand deposits	284,094			245,587			196,520
Other liabilities	14,074			14,994			10,140

Total liabilities	1,807,508			1,566,784			1,357,691
Stockholders’ equity	190,560			171,221			147,166

Total liabilities and stockholders’ equity	$1,998,068			$1,738,005			$1,504,857

Net interest income		$78,958			$71,438			$57,302

Interest rate spread (1)			3.81%			4.01%			3.73%
Interest expense as a percent of average earning assets			2.90%			2.06%			1.84%
Net interest margin			4.37%			4.46%			4.11%

(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(2)	Foregone interest on previously charged off credits of $464 thousand and $311 thousand has been excluded for 2006 and 2005, respectively.
(3)	Nonaccrual loans are included in average loans outstanding.

The Volume Rate Analysis table presents changes in interest income and interest expense, and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionately. Results, on a taxable equivalent basis, are as follows in this Volume Rate Analysis table for the years ended December 31, (dollars in thousands):

	2006 vs. 2005 Increase (Decrease) Due to Change in:			2005 vs. 2004 Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total

Earning Assets:
Securities:
Taxable	$1,744	$348	$2,092	$(233)	$315	$82
Tax-exempt	1,065	(196)	869	(400)	28	(372)

Total securities	2,809	152	2,961	(633)	343	(290)
Loans, net	12,398	11,284	23,682	13,653	7,322	20,975
Loans held for sale	(864)	69	(795)	274	176	450
Federal funds sold	400	689	1,089	51	196	247
Money market investments	1	—	1	—	1	1
Interest-bearing deposits in other banks	(20)	28	8	(22)	42	20
Other interest-bearing deposits	1	47	48	16	32	48

Total earning assets	$14,725	$12,269	$26,994	$13,339	$8,112	$21,451

Interest Bearing Liabilities:
Interest-bearing deposits:
Checking	$19	$188	$207	$71	$145	$216
Money market savings	(223)	994	771	321	1,298	1,619
Regular savings	(22)	85	63	43	229	272
Certificates of deposit:
$100,000 and over	5,426	2,750	8,176	2,486	359	2,845
Under $100,000	1,372	3,233	4,605	408	519	927

Total interest-bearing deposits	6,572	7,250	13,822	3,329	2,550	5,879
Other borrowings	2,028	3,624	5,652	561	875	1,436

Total interest-bearing liabilities	8,600	10,874	19,474	3,890	3,425	7,315

Change in net interest income	$6,125	$1,395	$7,520	$9,449	$4,687	$14,136

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

At December 31, 2006 and 2005, the Company was in an asset sensitive position. As described in the table below, management’s simulation model indicates net interest income will increase as rates increase. An asset sensitive company generally will be impacted favorably by increasing interest rates while a liability-sensitive company’s net interest margin and net interest income generally will be impacted favorably by declining interest rates. Although the static gap report indicates $193.1 million and $56.5 million at December 31, 2006 and 2005, respectively, more liabilities than assets re-pricing within one year, computer simulation modeling shows the Company’s net interest income tends to increase when interest rates rise and fall when interest rates decline. The explanation for this is that interest rate changes affect bank products differently. For example, if the prime rate changes by 1.00% (100 basis points or bps), the change on certificates of deposit may only be 0.75% (75 bps), while other interest bearing deposit accounts may only change 0.10% (10 bps). Also, despite their fixed terms, loan products are often refinanced as rates decline, but rarely refinanced as rates rise. Assets and liabilities re-price throughout the year resulting in changes in the earning asset rate, the cost of funds rate, and the net interest margin.

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12 month rate ramps (with interest rates rising gradually versus an immediate increase or “shock” in rates) of 50 basis points up to 200 basis points. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for the year ended December 31, 2006 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+200 basis points	4.32%	$3,481
+50 basis points	0.71%	569
Most likely rate scenario	0.00%	—
-50 basis points	-0.74%	(598)
-200 basis points	-3.08%	(2,478)

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation (dollars in thousands):

	Change In Economic Value Of Equity
	%	$
Change in Yield Curve:
+200 basis points	-2.95%	$(10,505)
+50 basis points	-0.69%	(2,459)
Most likely rate scenario	0.00%	—
-50 basis points	-0.15%	(518)
-200 basis points	-2.26%	(8,046)

Noninterest Income

For the year ended December 31, 2006 compared to the same period in 2005, noninterest income increased $2.7 million, or 10.7%, from $25.5 million to $28.2 million. This increase was driven by increases in other service charges and commissions and fees (brokerage commissions, ATM charges, and debit card income) of $2.0 million, bank-owned life insurance (“BOLI”) income of $507 thousand, insurance proceeds of $328 thousand and Small Business Investment Company (“SBIC”) income of $150 thousand, coupled with increased gains on sales of real estate and securities of $837 thousand and $662 thousand, respectively. These increases were partially offset by reduced gains on loan sales within the mortgage segment of $1.7 million. Prosperity noninterest income was $396 thousand since acquisition.

For the year ended December 31, 2005 noninterest income increased by $2.2 million, or 9.5%, from $23.3 in 2004 to $25.5 million. This increase was largely due to a $1.1 million, or 9.6% increase in gains on the sale of loans which grew to $13 million for the year. Mortgage loan originations increased 12.2%, or $60.6 million driving the increased gains on loan sales. Additionally, other service charges and fees increased $929 thousand, or 27% from $3.4 million to $4.4 million. This increase is principally due to income received from debit cards (due to increased acceptance), letters of credit, exchange fees and brokerage commissions from Union Investment Services, Inc. Service charges on deposit accounts decreased $36 thousand, but contributed $6.8 million for the year ended December 31, 2005. Other operating income increased $197 thousand or 17.4%, including income from Bay Community Bank’s investment in Johnson Mortgage Company, LLC, of $92 thousand and an increase in cash surrender value of BOLI of $71 thousand.

Noninterest Expense

For the year ended December 31, 2006 compared to the same period in 2005, noninterest expenses increased $9.3 million, or 15.9%, from $58.3 million to $67.6 million. Salaries and benefits increased $4.1 million, or 12.2%, principally driven by additional employees, both new and acquired, normal compensation adjustments, profit sharing, and equity compensation expenses, offset to a lesser extent by lower mortgage commissions paid and reduced incentive compensation expenses. Prosperity’s noninterest expenses were $3.2 million since acquisition. Other operating expense was $20.4 million, up $3.8 million from $16.6 million in 2005.

Of the $3.8 million increase in operating expenses, $1.5 million relates to Prosperity since acquisition and includes conversion costs of approximately $263 thousand. The remaining $2.3 million resulted from communication costs, data processing fees, professional fees, marketing expenses, ATM processing fees, amortization of core deposit premiums and merger-related costs. These increases were partially offset by lower incurred losses relating to fraud compared to the fourth quarter of 2005. Additionally, occupancy expenses increased $858 thousand, while furniture and equipment expenses increased $576 thousand, mainly due to the expansion of the Company’s footprint.

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

Of the $1.4 million increase in operating expenses, approximately $527 thousand resulted from increased courier services, internet activity and communication activity with customers, $465 thousand in other bank losses related primarily to customer fraud activity, $304 thousand from media and advertising campaigns, $213 thousand related to amortizing additional core deposit intangibles related to the Guaranty acquisition, $196 thousand from increased directors’ fees as the compensation structure was modified in May 2005, and $181 thousand was from increased ATM processing and placement of additional ATM machines within the Company’s existing footprint. An additional $112 thousand was due to data processing costs related to increased activity in the bankcard department. Other expense increases relate to training and seminars of $100 thousand, as well as mileage reimbursement of $75 thousand. These expenses were offset by lower data processing costs of $445 thousand and conversion charges of $326 thousand both relating to the Guaranty acquisition in 2004.

SEGMENT INFORMATION

Community Bank Segment

For the year ended December 31, 2006 compared to the same period in 2005, net income for the community banking segment increased $2.2 million, or 9.1%, from $23.7 million to $25.9 million. Net interest income increased an additional $8.0 million, or 11.7%, mainly driven by increases in asset yields resulting from rising interest rates and loan growth. The interest rate spread compressed 20 basis points due to increases in high interest-bearing liability products and borrowings (e.g. certificates of deposit greater than $100 thousand and Federal Home Loan Bank of Atlanta (“FHLB”) advances), partially offsetting the increase in interest income. The provision for loan losses increased $278 thousand over the same period, principally driven by loan growth. Noninterest income increased $4.5 million, or 35.4%, principally due to increases in commissions and fees, more gains on the sale of real estate and securities, and income from both SBIC and BOLI. Noninterest expense increased $10.1 million, or 21.8%, mainly driven by increases in salaries and benefits, the Company’s continued execution of its growth strategy, all of which required increases in costs such as communication, amortization of core deposit premiums, data processing, professional fees, and marketing and merger-related expenses. These increases were partially offset by lower fraud losses and reduced marketing expenses from those recorded during the fourth quarter of 2005.

Mortgage Segment

For the year ended December 31, 2006 compared to the same period in 2005, net income for the mortgage segment decreased $992 thousand, or 87.8%, from $1.1 million to $138 thousand. Net interest income decreased $672 thousand, or 74.9%, from $897 thousand to $225 thousand as interest margins tightened. Loan originations decreased $72.1 million, or 12.9%, from $556.8 million to $484.7 million, which in turn decreased revenue for the sale of loans by $1.7 million, or 13.1%, and was partially offset by lower commissions paid of $1.1 million. During 2006, interest rates were markedly higher than in the prior year, thereby delaying buyers from entering the housing market. Though interest rates returned to previously low levels by the end of the fourth quarter, any resulting gains in originations are expected to be realized in the coming year. In addition, housing inventory in the Company’s primary markets increased significantly from the prior period as property appreciation decelerated, leading to increased consumer uncertainty and fewer origination opportunities.

BALANCE SHEET

Balance Sheet Overview

As of December 31, 2006, total assets were $2.1 billion compared to $1.8 billion as of December 31, 2005. Total assets acquired in connection with Prosperity were $128.2 million. Securities available for sale increased $36.8 million, or 15.0%, to $282.8 million from December 31, 2005. Gross loans increased $187.2 million, or 13.7% to $1.5 billion from December 31, 2005. Loan growth was concentrated in the commercial real estate and construction portfolios and included $76.5 million (primarily commercial real estate) acquired from Prosperity. Deposits increased $209.4 million, or 14.4% to $1.7 billion from December 31, 2005. Deposit growth was mainly concentrated in certificates of deposit and included $111.4 million acquired from Prosperity. The Company’s capital position remained strong – the equity to assets ratio was 9.53%.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2006 (dollar in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$149,160	$—	$51,850	$32,000	$65,310
Operating leases	7,732	1,592	3,931	1,648	561
Repurchase agreements	62,696	62,696	—	—	—

Total contractual obligations	$219,588	$64,288	$55,781	$33,648	$65,871

For more information pertaining to the previous table, reference Note 5 “Bank Premise and Equipment” and Note 8 “Borrowings” in the “Notes to the Consolidated Financial Statements”.

Loan Portfolio

As of December 31, 2006 compared to December 31, 2005, loans, net of unearned income increased $187.2 million, or 13.7%, to $1.5 billion from $1.4 billion. Excluding the acquired portfolio of Prosperity, the increase in loans, net of unearned income, increased $111.5 million or 8.2%. Of the acquired portfolio of approximately $76 million, 64% or $49 million consisted of mortgage loans secured by real estate. At December 31, 2006, loans secured by real estate continue to represent the Company’s largest category, comprising 79.2% of the total loan portfolio. At December 31, 2006, residential 1-4 family loans, not including home equity lines, comprised 17.0% of total loans and decreased $8.0 million, or 2.9% compared to the prior year. At December 31, 2006, mortgage loans secured by commercial real estate comprised 29.0% of the total loans, and increased $54.6 million, or 13.9% compared to the prior year. Excluding the Prosperity acquisition, the total increase in mortgages secured by commercial real estate would have been $5.6 million or 1.4%. These consist of income producing properties, as well as commercial and industrial loans where real estate constitutes a secondary source of collateral. At December 31, 2006, real estate construction loans accounted for 20.9% of total loans.

Commercial business loans increased $9.5 million in 2006, due largely to the acquired portfolio from Prosperity. Excluding the acquired portfolio, this category declined approximately 5.1%. Commercial business loans comprised 8.8% of total loans at the end of 2006, down from 9.3% at the end of 2005. The Company’s consumer loan portfolio consists principally of installment loans. Such loans to individuals for household, family and other personal expenditures totaled 10.6% of total loans at December 31, 2006, up from 10.0% in 2005. Loans to the agricultural industry totaled less than 1.0% of the loan portfolio in each of the last five years.

The following table presents the composition of the Company’s loans, net of unearned income and as a percentage of the Company’s total gross loans as of December 31, (dollars in thousands):

	2006		2005		2004		2003		2002
Mortgage loans on real estate:
Residential 1-4 family	$263,770	17.0%	$271,721	19.9%	$270,341	21.4%	$211,162	24.0%	$172,582	24.1%
Commercial	448,691	29.0%	394,094	28.9%	368,816	29.2%	239,804	27.3%	200,125	28.0%
Construction	324,606	20.9%	273,262	20.1%	221,190	17.5%	105,417	12.0%	85,335	11.9%
Second mortgages	35,584	2.3%	24,088	1.8%	18,017	1.4%	16,288	1.9%	17,845	2.5%
Equity lines of credit	112,079	7.2%	96,490	7.1%	90,042	7.1%	48,034	5.5%	32,320	4.5%
Multifamily	29,263	1.9%	14,648	1.1%	18,287	1.4%	11,075	1.3%	3,066	0.4%
Agriculture	12,903	0.8%	11,145	0.8%	5,530	0.4%	6,745	0.8%	4,466	0.6%

Total real estate loans	1,226,896	79.2%	1,085,448	79.7%	992,223	78.4%	638,525	72.7%	515,739	72.1%

Commercial Loans	136,617	8.8%	127,048	9.3%	135,907	10.7%	112,760	12.8%	78,289	11.0%

Consumer installment loans
Personal	153,865	9.9%	126,174	9.3%	113,841	9.0%	110,285	12.6%	102,528	14.3%
Credit cards	9,963	0.6%	9,388	0.7%	8,655	0.7%	7,004	0.8%	5,350	0.7%

Total consumer installment loans	163,828	10.6%	135,562	10.0%	122,496	9.7%	117,289	13.4%	107,878	15.1%

All other loans	22,104	1.4%	14,196	1.0%	14,219	1.1%	9,719	1.1%	12,964	1.8%

Gross loans	1,549,445	100.0%	1,362,254	100.0%	1,264,845	100.0%	878,293	100.0%	714,870	100.0%

Less unearned income on loans	—		—		4		26		106

Loans, net of unearned income	$1,549,445		$1,362,254		$1,264,841		$878,267		$714,764

The following table presents the remaining maturities and type of rate (variable or fixed) on commercial and real estate constructions loans as of December 31, 2006 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Real Estate Construction	$324,606	$308,121	$5,870	$5,730	$140	$10,615	$7,293	$3,322
Commercial	$136,617	$72,675	$4,709	$3,772	$937	$59,233	$52,388	$6,845

The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade area. The Company maintains a policy not to originate or purchase loans to foreign entities or loans classified by regulators as highly leveraged transactions. To manage the growth of the real estate loans in the loan portfolio, facilitate asset/liability management and generate additional fee income, the Company sells a portion of conforming first mortgage residential real estate loans to the secondary market as they are originated. Union Mortgage serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to the Community Banks that meet the banks’ current asset/liability management needs. This venture has provided the Community Banks’ customers with enhanced mortgage products and the Company with improved efficiencies through the consolidation of this function.

Asset Quality (Allowance of Loan Losses and Nonperforming Assets)

The allowance for loan losses represents management’s estimate of the amount adequate to provide for potential losses inherent in the loan portfolio. The Company’s management has established an allowance for loan losses which it believes is adequate for the risk of loss inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified or attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies.

For the year ended December 31, 2006, the allowance for loan losses was $19.1 million or 1.24% of total loans as compared to $17.1 million, or 1.26% in 2005. For the year ended December 31, 2006 compared to the same period in 2005, provision for loan losses increased $278 thousand from $1.2 million to $1.5 million ($20 thousand resulted from the Prosperity acquisition). Gross loans grew $187.2 million, or 13.7% and compares to the allowance for loan loss growth rate of 11.9% when compared to the December 31, 2005. Net charge-offs were $203 thousand for the twelve months ended December 31, 2006 compared to net charge-offs of $440 thousand in the same periods for 2005. For the years ended December 31, 2006 and 2005, the Company collected $464 thousand and $311 thousand of foregone interest, respectively, which was excluded from the net interest margin calculation.

The following table rolls forward the allowance for loan losses over the past five years ended December 31, (dollars in thousands):

	2006	2005	2004	2003	2002
Balance, beginning of year	$17,116	$16,384	$11,519	$9,179	$7,336
Allowance from acquired bank	785	—	2,040	—	—
Loans charged-off:
Commercial	22	25	167	77	310
Real estate	—	6	5	1	—
Consumer	600	809	1,002	877	1,271

Total loans charged-off	622	840	1,174	955	1,581

Recoveries:
Commercial	102	43	1,388	684	245
Real estate	—	—	42	—	33
Consumer	317	357	415	304	268

Total recoveries	419	400	1,845	988	546

Net charge-offs (recoveries)	203	440	(671)	(33)	1,035
Provision for loan losses	1,450	1,172	2,154	2,307	2,878

Balance, end of year	$19,148	$17,116	$16,384	$11,519	$9,179

Allowance for loan losses to loans	1.24%	1.26%	1.30%	1.31%	1.28%
Net charge-offs (recoveries) to average loans	0.01%	0.03%	-0.06%	0.00%	0.16%

The following table shows an allocation among loan categories based upon analysis of the loan portfolio’s composition, historical loan loss experience, and other factors, as well as, the ratio of the related outstanding loan balances to total loans as of December 31, (dollars in thousands).

	2006		2005		2004		2003		2002
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial, financial and agriculture	$4,523	8.9%	$4,320	9.3%	$4,971	10.8%	$4,500	12.9%	$3,249	11.1%
Real estate construction	$10,635	20.9%	9,229	20.1%	7,998	17.5%	4,176	12.0%	3,492	11.9%
Real estate mortgage	$605	58.2%	541	59.7%	518	61.0%	493	60.7%	426	60.2%
Consumer & other	$3,385	11.9%	3,026	10.9%	2,897	10.7%	2,350	14.4%	2,012	16.8%

Total	$19,148	100.0%	$17,116	100.0%	$16,384	100.0%	$11,519	100.0%	$9,179	100.0%

(1)	The percent represents the loan balance divided by total loans

The Company’s asset quality remains good. Management maintains a list of loans that have potential weaknesses that may need special attention. This list is used to monitor such loans and is used in the determination of the adequacy of the Company’s allowance for loan losses. At December 31, 2006, nonperforming assets totaled $10.9 million, including a single credit relationship totaling $10.6 million in loans. The loans to this relationship are secured by real estate (two assisted living facilities and other real estate). Based on the information currently available, management has allocated $1.3 million in specific reserves to this relationship. The Company entered into a workout agreement with the borrower in March 2004. Under the terms of the agreement, the Company extended further credit secured by additional property with significant equity. The Company continues to have constructive dialogue with the borrower towards resolution of the affiliated loans; however, bankruptcy filings in 2005 by some affiliates of the borrower delayed the accomplishment of targeted actions. The Company continues to anticipate that this workout will ultimately result in a reduction of the Company’s overall exposure to the borrower. During the first quarter of 2006, a comprehensive Loan Modification Agreement was signed and the Company believes it has improved its overall collateral position. The Company remains cautious, however, and has not yet reduced allocated reserves due to uncertainties about the borrower’s ability to meet agreed upon progress targets.

The following table presents a five-year comparison of nonperforming assets as of December 31, (dollars in thousands):

	2006	2005	2004	2003	2002
Nonaccrual loans	$10,873	$11,255	$11,169	$9,174	$136
Foreclosed properties	—	—	14	444	774

Total nonperforming assets	$10,873	$11,255	$11,183	$9,618	$910

Loans past due 90 days and accruing interest	$208	$150	$822	$957	$896

Nonperforming assets to loans, foreclosed properities & real estate investments	0.70%	0.83%	0.88%	1.09%	0.13%
Allowance for loan losses to nonaccrual loans	176.11%	152.07%	146.69%	125.56%	6749.26%

Securities Available for Sale

At December 31, 2006, the Company had securities available for sale, at fair value in the amount of $282.8 million, or 13.5% of total assets, as compared to $246.0 million, or 13.0% of total assets as of December 31, 2005. The Company seeks to diversify its portfolio to minimize risk and to maintain a large amount of securities issued by states and political subdivisions due to the tax benefits. It also focuses on purchasing mortgage-backed securities because of the reinvestment opportunities from the cash flows and the higher yield offered from these securities. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities. The following table sets forth a summary of the securities available for sale, at fair value as of December 31, (dollar in thousands):

	2006	2005	2004
U.S. government and agency securities	$9,829	$1,935	$8,020
Obligations of states and political subdivisions	104,222	86,218	83,338
Corporate and other bonds	27,202	40,779	38,673
Mortgage-backed securities	130,610	106,706	92,923
Federal Reserve Bank stock	3,097	2,213	2,153
Federal Home Loan Bank stock	7,554	7,392	7,474
Other securities	310	774	886

Total securities available for sale, at fair value	$282,824	$246,017	$233,467

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The following table summarizes the contractual maturity of securities available for sale, at fair value and their weighted average yields as of December 31, 2006 (dollar in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years and Equity Securities	Total
U.S. government and agency securities:
Amortized cost	$5,740	$4,233	$—	$—	$9,973
Fair value	5,674	4,155	—	—	9,829
Weighted average yield (1)	3.45%	4.01%	—	—	3.68%

Mortgage backed securities:
Amortized cost	$—	$20,280	$40,484	$71,425	$132,189
Fair value	—	19,995	40,102	70,513	130,610
Weighted average yield (1)	—	4.55%	4.89%	4.91%	4.85%

Obligations of states and political subdivisions:
Amortized cost	$3,904	$10,215	$41,920	$45,582	$101,621
Fair value	3,910	10,306	43,034	46,972	104,222
Weighted average yield (1)	5.01%	4.98%	4.91%	4.45%	4.71%

Other securities:
Amortized cost	$2,007	$—	$—	$34,673	$36,680
Fair value	2,000	—	—	36,163	38,163
Weighted average yield (1)	3.59%	—	—	6.59%	6.43%

Total securities available for sale:
Amortized cost	$11,651	$34,728	$82,404	$151,680	$280,463
Fair value	11,584	34,456	83,136	153,648	282,824
Weighted average yield (1)	4.00%	4.61%	4.90%	5.16%	4.97%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Deposits

As of December 31, 2006, total deposits were $1.7 billion compared to $1.5 billion as of December 31, 2005. This growth was principally attributed to the acquisition of Prosperity, competitive pricing and increased interest rates, which resulted in both increases and composition swings from money markets and savings accounts to certificates of deposit greater than $100 thousand. Total deposits consist of noninterest-bearing demand deposits of $292.3 million or 17.5% and interest-bearing deposits of $1.4 billion or 82.5%.

As of December 31, 2006 compared to December 31, 2005, average interest-bearing deposits increased $157.8 million, or 14.0%, to $1.3 billion from $1.1 billion. Average money market and savings accounts decreased $12.5 million and $2.7 million, respectively, while time deposits of $100,000 and over and other time deposit accounts increased $127.8 million and $4.6 million, respectively. This composition swing was principally driven by rising interest rates, which in turn increased consumer demand on higher yielding products (i.e. time deposits of $100,000 and over). The average noninterest-bearing demand deposits increased by $38.5 million, or 15.7%, to $284.1 million year over year, primarily driven by the Prosperity acquisition. The Company has no brokered deposits.

The average deposits and rates paid for the past three years and maturities of certificates of deposit of $100,000 and over as of December 31, 2006 are as follows (dollars in thousands):

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$284,094		$245,587		$196,520
Interest-bearing deposits:
NOW accounts	204,023	0.45%	198,969	0.35%	175,659	0.28%
Money market accounts	175,163	2.25%	187,673	1.69%	159,111	0.98%
Savings accounts	116,569	0.91%	119,309	0.84%	112,953	0.64%
Time deposits of $100,000 and over	387,023	4.55%	259,185	3.64%	190,506	3.46%
Other time deposits	405,930	3.99%	365,758	3.17%	352,589	3.03%

Total interest-bearing	1,288,708	3.08%	1,130,894	2.29%	990,818	2.02%

Total average deposits	$1,572,802		$1,376,481		$1,187,338

	Within 3 Months	3 -6 Months	6 -12 Months	Over 12 Months	Total	Percent Of Total Deposits
Maturities of time deposits of $100,000 and over	$119,618	$113,673	$175,664	$33,997	$442,953	26.59%

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

The Federal Reserve, along with the OCC and the FDIC, have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a ratio of total capital to risk-weighted assets of 12.78% and 12.14% on December 31, 2006 and 2005, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 11.63% and 10.97% at December 31, 2006 and 2005, respectively, allowing the Company to meet the definition of “well-capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2006 and 2005. The Company’s current strategic plan includes a targeted equity to asset ratio between 8% and 9%. As of December 31, 2006, that ratio was 9.53%.

In connection with the two most recent acquisitions, Prosperity and Guaranty, the Company has issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

The following summarizes the Company’s regulatory capital and related ratios over the past three years ended December 31, (dollars in thousands):

	2006	2005	2004
Tier 1 capital:
Common stock	$17,716	$17,595	$17,488
Surplus	38,047	35,426	33,716
Retained earnings	142,168	124,531	106,460

Total equity	197,931	177,552	157,664
Plus: qualifying trust preferred capital notes	58,500	22,500	22,500
Less: core deposit intangibles/goodwill	62,390	39,801	40,714

Total Tier 1 capital	194,041	160,251	139,450

Tier 2 capital:
Allowance for loan losses	19,148	17,116	16,384

Total Tier 2 capital	19,148	17,116	16,384

Total risk-based capital	$213,189	$177,367	$155,834

Risk-weighted assets	$1,668,699	$1,460,607	$1,339,900

Capital ratios:
Tier 1 risk-based capital ratio	11.63%	10.97%	10.41%
Total risk-based capital ratio	12.78%	12.14%	11.63%
Leverage ratio (Tier 1 capital to average adjusted assets)	9.57%	9.09%	8.60%
Equity to total assets	9.53%	9.82%	9.73%

Commitments and off-balance sheet obligations

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments. For more information pertaining to these commitments, reference Note 11 “Financial Instruments with Off-Balance Sheet Risk” in the “Notes to the Consolidated Financial Statements”.

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

At December 31, 2006, Union Mortgage had rate lock commitments to originate mortgage loans amounting to $22.8 million and loans held for sale of $20.1 million. Union Mortgage has entered into corresponding mandatory commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $42.9 million. These commitments to sell loans are designed to eliminate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

The following table represents the Company’s other commitments with balance sheet or off-balance sheet risk as of December 31, 2006 (dollars in thousands):

Amount
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$688,804
Standby letters of credit	32,603
Commitments to purchase securities	—
Mortgage loan rate lock commitments	22,771

Total commitments with off-balance sheet risk	744,178

Commitments with balance sheet risk:
Loans held for sale	20,084

Total commitments with balance sheet risk	20,084

Total other commitments	$764,262

(1) Includes unfunded overdraft protection.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, Federal funds sold, securities available for sale, loans held for sale and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through Federal funds lines with several correspondent banks and a line of credit with the FHLB. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

At December 31, 2006, cash and cash equivalents and securities classified as available for sale comprised 17.1% of total assets, compared to 17.3% at December 31, 2005. Asset liquidity is also provided by managing loan and securities maturities and cash flows.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Community Banks maintain Federal funds lines with several regional banks totaling approximately $56.7 million as of December 31, 2006. There was no outstanding balance under these lines as of December 31, 2006. The Company had outstanding borrowings pursuant to securities sold under agreements to repurchase transactions with a maturity of one day of $62.7 million as of December 31, 2006. Lastly, the Company had a line of credit with the FHLB for $576.1 million as of December 31, 2006. There was $88.9 million outstanding under this line at December 31, 2006.

NON GAAP MEASURES

SFAS No. 141, Business Combinations (“SFAS No. 141”), requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Prior to the issuance of SFAS No. 141, the Company accounted for most of its acquisition activity using the pooling method of accounting. The acquisitions of Prosperity and Guaranty are the two business combinations accounted for using the purchase method of accounting. At December 31, 2006, core deposit intangible assets and goodwill totaled $12.3 million and $50.0, respectively, compared to $8.5 million and $31.3 million, respectively, in 2005.

In reporting the results of 2006 and 2005, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Cash basis operating earnings per share was $2.03 for the year ended December 31, 2006 compared to $1.93 in 2005. Cash basis return on average tangible equity and assets for the year ended December 31, 2006 was 20.31% and 1.40%, respectively, compared to 19.57% and 1.51%, respectively, in 2005.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, (dollars in thousands):

	2006	2005
Net income	$25,992	$24,822
Plus: core deposit intangible amortization, net of tax	1,090	792

Cash basis operating earnings	27,082	25,614

Average assets	1,998,068	1,738,005
Less: average goodwill	45,360	31,227
Less: average core deposit intangibles	11,863	9,112

Average tangible assets	1,940,845	1,697,666

Average equity	190,560	171,221
Less: average goodwill	45,360	31,227
Less: average core deposit intangibles	11,863	9,112

Average tangible equity	$133,337	$130,882

Weighted average shares outstanding, diluted	13,361,773	13,275,074

Cash basis earnings per share, diluted	$2.03	$1.93
Cash basis return on average tangible assets	1.40%	1.51%
Cash basis return on average tangible equity	20.31%	19.57%

QUARTERLY RESULTS

The following table presents the Company’s quarterly performance for the years ended December 31, 2006 and 2005 (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth	Total
For the Year of 2006
Interest and dividend income	$28,290	$32,347	$34,169	$34,350	$129,156
Interest expense	10,242	12,378	14,404	15,417	52,441

Net interest income	18,048	19,969	19,765	18,933	76,715
Provision for loan losses	538	273	485	154	1,450

Net interest income after provision for loan losses	17,510	19,696	19,280	18,779	75,265
Noninterest income	6,975	6,907	7,019	7,344	28,245
Noninterest expenses	15,620	17,209	17,441	17,297	67,567

Income before income taxes	8,865	9,394	8,858	8,826	35,943
Income tax expense	2,557	2,681	2,330	2,383	9,951

Net income	$6,308	$6,713	$6,528	$6,443	$25,992

Earnings per share, basic	$0.48	$0.51	$0.49	$0.49	$1.97
Earnings per share, diluted	$0.47	$0.50	$0.49	$0.48	$1.94

For the Year of 2005
Interest and dividend income	$23,432	$24,888	$26,437	$27,560	$102,317
Interest expense	7,141	7,866	8,517	9,443	32,967

Net interest income	16,291	17,022	17,920	18,117	69,350
Provision for loan losses	332	135	430	275	1,172

Net interest income after provision for loan losses	15,959	16,887	17,490	17,842	68,178
Noninterest income	5,348	7,017	7,287	5,858	25,510
Noninterest expenses	13,470	14,494	14,816	15,495	58,275

Income before income taxes	7,837	9,410	9,961	8,205	35,413
Income tax expense	2,384	2,798	3,078	2,331	10,591

Net income	$5,453	$6,612	$6,883	$5,874	$24,822

Earnings per share, basic	$0.41	$0.50	$0.53	$0.45	$1.89
Earnings per share, diluted	$0.41	$0.50	$0.52	$0.44	$1.87

ITEM 7A. —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This information is incorporated herein by reference from Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

ITEM 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union Bankshares Corporation

Bowling Green, Virginia

We have audited the accompanying consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Union Bankshares Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Union Bankshares Corporation and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits. We did not audit the financial statements of Union Mortgage Group, Inc. (formerly Mortgage Capital Investors, Inc.), a consolidated subsidiary, for the year ended December 31, 2004, which reflects total revenue constituting 13% of the related consolidated total. That statement was audited by other auditors whose report has been furnished to us, and our opinion for 2004, insofar as it relates to the amounts included for Union Mortgage Group, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union Bankshares Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, based on our audit, management’s assessment that Union Bankshares Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, based on our audit, Union Bankshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia

February 28, 2007

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except share amounts)

	2006	2005
ASSETS
Cash and cash equivalents:
Cash and due from banks	$55,511	$47,731
Interest-bearing deposits in other banks	950	578
Money market investments	322	94
Other interest-bearing deposits	2,598	2,598
Federal funds sold	16,509	18,537

Total cash and cash equivalents	75,890	69,538

Securities available for sale, at fair value	282,824	246,017

Loans held for sale	20,084	28,068

Loans, net of unearned income	1,549,445	1,362,254
Less allowance for loan losses	19,148	17,116

Net loans	1,530,297	1,345,138

Bank premises and equipment, net	63,461	45,332
Core deposit intangibles, net	12,341	8,504
Goodwill	50,049	31,297
Other assets	57,945	51,064

Total assets	$2,092,891	$1,824,958

LIABILITIES
Noninterest-bearing demand deposits	$292,262	$258,085
Interest-bearing deposits:
NOW accounts	212,328	197,888
Money market accounts	165,202	178,346
Savings accounts	107,163	117,046
Time deposits of $100,000 and over	442,953	333,709
Other time deposits	446,000	371,441

Total interest-bearing deposits	1,373,646	1,198,430

Total deposits	1,665,908	1,456,515

Securities sold under agreements to repurchase	62,696	60,828
Other short-term borrowings	—	42,600
Trust preferred capital notes	60,310	23,196
Long-term borrowings	88,850	47,000
Other liabilities	15,711	15,461

Total liabilities	1,893,475	1,645,600

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 13,303,520 shares at December 31, 2006 and 13,195,987 shares at December 31, 2005	17,716	17,595
Surplus	38,047	35,426
Retained earnings	142,168	124,531
Accumulated other comprehensive income	1,485	1,806

Total stockholders’ equity	199,416	179,358

Total liabilities and stockholders’ equity	$2,092,891	$1,824,958

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands, except per share amounts)

	2006	2005	2004
Interest and dividend income:
Interest and fees on loans	$113,392	$90,355	$68,738
Interest on Federal funds sold	1,438	349	102
Interest on deposits in other banks	57	49	29
Interest on money market investments	3	2	1
Interest on other interest-bearing deposits	129	81	33
Interest and dividends on securities:
Taxable	9,883	7,791	7,709
Nontaxable	4,254	3,690	3,932

Total interest and dividend income	129,156	102,317	80,544

Interest expense:
Interest on deposits	39,729	25,908	20,029
Interest on Federal funds purchased	1,256	171	146
Interest on short-term borrowings	4,168	1,842	551
Interest on long-term borrowings	7,288	5,046	4,926

Total interest expense	52,441	32,967	25,652

Net interest income	76,715	69,350	54,892
Provision for loan losses	1,450	1,172	2,154

Net interest income after provision for loan losses	75,265	68,178	52,738

Noninterest income:
Service charges on deposit accounts	7,186	6,790	6,826
Other service charges, commissions and fees	6,009	4,360	3,431
Gains on securities transactions, net	688	26	49
Gains on sales of loans	11,277	12,973	11,836
Gains on sales of other real estate owned and bank premises, net	870	33	29
Other operating income	2,215	1,328	1,131

Total noninterest income	28,245	25,510	23,302

Noninterest expenses:
Salaries and benefits	37,635	33,556	29,128
Occupancy expenses	5,006	4,148	3,427
Furniture and equipment expenses	4,503	3,927	3,444
Other operating expenses	20,423	16,644	15,222

Total noninterest expenses	67,567	58,275	51,221

Income before income taxes	35,943	35,413	24,819
Income tax expense	9,951	10,591	6,894

Net income	$25,992	$24,822	$17,925

Earnings per share, basic	$1.97	$1.89	$1.42

Earnings per share, diluted	$1.94	$1.87	$1.41

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands, except share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance—December 31, 2003	$15,254	$2,401	$94,102	$6,744		$118,501

Comprehensive income:
Net income			17,925		$17,925	17,925
Unrealized holding losses arising during the period (net of tax, $871)					(1,618)
Reclassification adjustment for gains included in net income (net of tax, $17)					(32)

Other comprehensive loss (net of tax, $888)				(1,650)	(1,650)	(1,650)

Total comprehensive income					$16,275

Cash dividends—2004 ($.45 per share)			(5,567)			(5,567)
Issuance of common stock under Dividend Reinvestment Plan (28,017 shares)	37	529				566
Issuance of common stock under Incentive Stock Option Plan (83,379 shares)	134	860				994
Issuance of common stock for services rendered (13,362 shares)	17	292				309
Issuance of common stock in exchange for net assets in acquisition (1,534,134 shares)	2,046	29,634				31,680

Balance—December 31, 2004	17,488	33,716	106,460	5,094		162,758

Comprehensive income:
Net income			24,822		$24,822	24,822
Unrealized holding losses arising during the period (net of tax, $1,762)					(3,271)
Reclassification adjustment for gains included in net income (net of tax, $9)					(17)

Other comprehensive loss (net of tax, $1,771)				(3,288)	(3,288)	(3,288)

Total comprehensive income					$21,534

Cash dividends—2005 ($.52 per share)			(6,751)			(6,751)
Tax benefit from exercise of stock awards		169				169
Accelerated vesting of stock options		64				64
Award of performance stock grants		48				48
Unearned compensation on nonvested stock, net of amortization		(157)				(157)
Issuance of common stock under Dividend Reinvestment Plan (29,391 shares)	40	683				723
Issuance of common stock under Incentive Stock Option Plan (28,833 shares)	38	330				368
Issuance of common stock for services rendered (13,505 shares)	18	392				410
Issuance of nonvested stock under Incentive Stock Option Plan (7,995 shares)	11	181				192

Balance—December 31, 2005	17,595	35,426	124,531	1,806		179,358

Comprehensive income:
Net income			25,992		$25,992	25,992
Unrealized holding losses arising during the period (net of tax, $68)					126
Reclassification adjustment for gains on securities sold included in net income (net of tax, $241)					(447)

Other comprehensive loss (net of tax, $173)				(321)	(321)	(321)

Total comprehensive income					$25,671

Cash dividends—2006 ($.63 per share)			(8,345)			(8,345)
Tax benefit from exercise of stock awards		182				182
Cash paid for fractional shares (206 shares)			(10)			(10)
Issuance of common stock under Dividend Reinvestment Plan (33,194 shares)	44	874				918
Issuance of common stock under Incentive Stock Option Plan (47,466 shares)	63	653				716
Issuance of common stock for services rendered (18,302 shares)	24	540				564
SFAS No. 123R implementation adjustment	(10)	10				—
Stock-based compensation expense		362				362

Balance—December 31, 2006	$17,716	$38,047	$142,168	$1,485		$199,416

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands)

	2006	2005	2004
Operating activities:
Net income	$25,992	$24,822	$17,925
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization of bank premises and equipment	3,904	3,396	2,994
Amortization, net	2,397	1,556	1,679
Provision for loan losses	1,450	1,172	2,154
Gains on the sale of investment securities	(688)	(26)	(49)
Origination of loans held for sale	(484,696)	(556,774)	(496,153)
Proceeds from sales of loans held for sale	492,680	571,374	482,168
Gains on sales of other real estate owned and premises, net	(870)	(33)	(29)
Stock-based compensation expenses	362	147	—
Issuance of common stock grants for services	564	410	—
Increase in other assets	(5,975)	(16,946)	(335)
Increase (decrease) in other liabilities	(807)	3,331	(594)

Net cash and cash equivalents provided by operating activities	34,313	32,429	9,760

Investing activities:
Purchases of securities available for sale	(51,296)	(56,417)	(76,574)
Proceeds from sales of securities available for sale	1,005	—	12,354
Proceeds from maturities, calls and paydowns of securities available for sale	47,614	38,545	87,806
Net increase in loans	(110,867)	(97,853)	(218,801)
Net increase in bank premises and equipment	(21,085)	(7,797)	(9,483)
Proceeds from sales of other real estate owned	499	61	494
Cash paid in bank acquisition	(35,955)	—	(23,235)
Cash acquired in bank acquisition	17,148	—	16,701

Net cash and cash equivalents used in investing activities	(152,937)	(123,461)	(210,738)

Financing activities:
Net increase (decrease) in noninterest-bearing deposits	(18,254)	28,030	45,129
Net increase in interest-bearing deposits	116,205	114,168	84,933
Net increase (decrease) in short-term borrowings	(45,400)	33,890	19,936
Net increase (decrease) in long-term borrowings	41,850	(42,700)	37,500
Repayment of long-term borrowings	—	(571)	(13,437)
Proceeds from trust preferred capital notes	37,114	—	23,196
Cash dividends paid	(8,345)	(6,751)	(5,567)
Tax benefit from exercise of stock-based awards	182	169	—
Cash paid for fractional shares	(10)	—	—
Issuance of common stock	1,634	1,091	1,560

Net cash and cash equivalents provided by financing activities	124,976	127,326	193,250

Increase (decrease) in cash and cash equivalents	6,352	36,294	(7,728)
Cash and cash equivalents at beginning of the period	69,538	33,244	40,972

Cash and cash equivalents at end of the period	$75,890	$69,538	$33,244

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$51,312	$25,221	$25,404
Income taxes	9,935	12,178	6,896

Supplemental schedule of noncash investing and financing activities
Unrealized loss on securities available for sale	$(417)	$(5,059)	$(2,381)
Issuance of common stock in exchange for net assets in acquisition	—	—	31,680

Transactions related to the acquisition of subsidiary
Increase in assets and liabilities:
Loans	$75,742	$—	$165,062
Securities	34,003	—	19,931
Other Assets	26,229	—	39,220
Noninterest bearing deposits	52,431	—	38,503
Interest bearing deposits	59,011	—	145,981
Borrowings	4,668	—	7,000
Other Liabilities	1,057	—	2,130
Issuance of common stock	—	—	31,680

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005, and 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and practices of Union Bankshares Corporation and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America and follow general practice within the banking industry. Major policies and practices are described below. In addition, share and per share amounts for all periods presented in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the effect of the three-for-two stock split in October 2006.

(A) Principles of Consolidation

The consolidated financial statements include the accounts of the Company, which is a bank holding company that owns all of the outstanding common stock of its banking subsidiaries, Union Bank and Trust Company (“Union Bank”), Northern Neck State Bank, Rappahannock National Bank, Bay Community Bank (formerly Bank of Williamsburg), Prosperity Bank & Trust Company (“Prosperity”) and of Union Investment Services. Union Mortgage Group, Inc. (“Union Mortgage”) (formerly Mortgage Capital Investors, Inc.) is a wholly-owned subsidiary of Union Bank. Bay Community Bank has a non-controlling interest in Johnson Mortgage Company, LLC, which is accounted for under the equity method of accounting. The Company’s Statutory Trust I & II, wholly-owned subsidiaries of the Company, were formed for the purpose of issuing redeemable Capital Securities in connection with the Company’s acquisitions of Guaranty Financial Corporation in May 2004 and its wholly owned subsidiary, Guaranty Bank (“Guaranty”) and Prosperity in April 2006. Statement of Financial Accounting Standard (“SFAS”) Interpretation No. 46R Consolidation of Variable Interest—an interpretation of ARB No. 51 (“FIN 46R”) precludes the Company from consolidating Statutory Trust I & II. The subordinated debts payable to the trusts are reported as liabilities of the Company. All significant inter-company balances and transactions have been eliminated. The accompanying consolidated financial statements for prior periods reflect certain reclassifications in order to conform to the current presentation.

(B) Investment Securities

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. The Company has no securities in this category.

Securities classified as available for sale are those debt and equity securities that management intends to hold for an indefinite period of time, including securities used as part of the Company’s asset/liability strategy, and that may be sold in response to changes in interest rates, liquidity needs or other similar factors or called by the issuer under the terms of the debt. Securities available for sale are reported at fair value, with unrealized gains or losses, net of deferred taxes, included in accumulated other comprehensive income in stockholders’ equity.

Securities classified as held for trading are those debt and equity securities that are bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in earnings.

Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company has recognized no other-than-temporary losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment disclosures.

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

(G) Goodwill and Intangible Assets

SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. For purchase acquisitions, the Company is required to record assets acquired, including identifiable intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Effective January 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. The Company adopted SFAS 147, Acquisitions of Certain Financial Institutions, on January 1, 2002 and determined that core deposit intangibles will continue to be amortized over the estimated useful life.

(H) Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

(K) Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and nonvested stock and are determined using the treasury stock method.

(L) Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in equity that result from recognized transactions and other economic events of the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income, but excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities.

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

(N) Advertising Costs

The Company follows a policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2006, 2005 and 2004 were $1.3 million, $1.3 million, and $1.2 million, respectively.

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

(Q) Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (“FIN 46”), which states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate the entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Due to the significant implementation concerns, the FASB revised Interpretation No. FIN 46. Management has evaluated the Company’s investment in variable interest entities and potential variable interest entities or transactions, particularly in trust preferred securities structures, because these entities constitute the Company’s primary exposure.

Currently, other than the impact described above from the deconsolidation of the trust preferred capital notes, the adoption of FIN 46 and FIN 46R has not had a material impact on the financial condition or the operating results of the Company.

(R) Asset Prepayment Rates

The Company purchases amortizing loan pools and investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from the borrowers’ election to refinance the underlying mortgage based on market and other conditions. The purchase premiums and discounts associated with these assets are amortized or accreted to interest income over the estimated life of the related assets. The estimated life is calculated by projecting future prepayments and the resulting principal cash flows until maturity. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums and discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored monthly and updated periodically to reflect actual activity and the most recent market projections.

(S) Concentrations of Credit Risk

Most of the Company’s activities are with customers located in portions of Central and Tidewater Virginia. Securities Available for Sale and Loans also represent concentrations of credit risk and are discussed in Notes 2 and 3, respectively.

(T) Stock Compensation Plan

Effective January 1, 2006, the Company adopted SFAS No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). SFAS No. 123R requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The model employs the following assumptions:

•	Dividend yield—calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant;

•	Expected life (term of the option)—based on the average of the contractual life and vesting schedule for the respective option;

•	Expected volatility—based on the monthly historical volatility of the Company’s stock price over the expected life of the options;

•	Risk-free interest rate—based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

Under APB Opinion 25, compensation expense was generally not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant. For the year ended December 31, 2006, the Company recognized stock-based compensation expense of $284 thousand, net of tax, or approximately $.02 per share, in accordance with SFAS No. 123R. The following table details the effect on net income and earnings per share had the stock-based compensation expense for stock awards been recorded in periods prior to 2006 based on the fair-value method under SFAS No. 123R.

	2005	2004
Net income, as reported	$24,822	$17,925
Add: stock-based compensation included in reported net income, net of related tax effects	118	—
Deduct: stock-based compensation determined under fair value method for all awards, net of related tax effects	(1,312)	(378)

Pro forma net income	$23,628	$17,547

Earning per share:
Basic—as reported	$1.89	$1.42
Basic—pro forma	1.80	1.39
Diluted—as reported	1.87	1.41
Diluted—pro forma	1.78	1.38

The Company has elected to adopt the modified prospective method which requires compensation expense to be recorded for the unvested portion of previously issued awards that remained outstanding as of January 1, 2006. In addition, compensation expense is recorded for any awards issued, modified, or settled after the effective date of this standard and prior periods are not restated. For awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the adoption based on the grant date fair value determined for pro forma disclosure purposes under SFAS No. 123R.

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

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company and its subsidiaries. The Company’s 2003 Stock Incentive Plan replaced the 1993 Stock Incentive Plan, and became effective on July 1, 2003, after shareholders approved the plan at the annual meeting of shareholders held in 2003. The Stock Incentive Plan makes available 525,000 shares (adjusted for the stock split), which may be awarded to employees of the Company and its subsidiaries in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy share-based awards. As of December 31, 2006, approximately 347,091 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

For more information and tables refer to Note 10 “Employee Benefits” within the “Notes to the Condensed Financial Statements”.

(U) Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company currently does not anticipate the effects of SAB 108 will have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate this amendment will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company does not anticipate this amendment will have a material effect on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of FIN 48 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements when implemented.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that EITF No. 06-5 will have on its consolidated financial statements when implemented.

(V) Business Combinations

On April 1, 2006, the Company completed the acquisition of Prosperity in an all cash transaction valued at approximately $36 million. Prosperity, with nearly $130 million in assets, operates three offices in Springfield and Burke, Virginia, located in Fairfax County, a suburb of Washington, D.C. Prosperity operates as an independent bank subsidiary of the Company. The acquisition was financed with proceeds from the issuance of trust preferred capital notes. As part of the purchase price allocation for the acquisition of Prosperity, the Company recorded approximately $5.5 million in core deposit intangible assets and $18.8 million in goodwill. The core deposit intangible assets recorded in the Prosperity acquisition are being amortized over an average of 9.1 years.

On May 1, 2004, the Company completed its acquisition of Guaranty headquartered in Charlottesville, Virginia. This acquisition was accounted for using the purchase method of accounting. The total consideration paid to Guaranty stockholders in connection with the acquisition was approximately $54.9 million with approximately $23.2 million in cash and 1.5 million shares of the Company’s common stock. The Company operated Guaranty as a separate subsidiary until September 13, 2004, when the operations of Guaranty were merged with and into the Company’s largest subsidiary, Union Bank. Guaranty transactions have been included in Union Bank’s financial results since May 1, 2004. Acquired assets on May 1, 2004 totaled $248 million, including $165 million in loans and $184 million in deposits. As part of the purchase price allocation for the acquisition of Guaranty, the Company recorded approximately $5.8 million in core deposit intangible assets and $30.1 million in goodwill, in 2004. The core deposit intangible assets recorded in the Guaranty acquisition are being amortized over an average of 8.7 years.

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

The Company and the acquired entity also incur merger-related costs during an acquisition. The Company capitalizes direct costs of the acquisition, such as investment banker and attorneys’ fees and includes them as part of the purchase price. Other merger-related internal costs associated with acquisitions are expensed as incurred. Some examples of these merger-related costs include, but are not limited to, systems conversions, integration planning consultants and advertising fees. These merger-related costs are included within the Consolidated Statement of Income classified within the noninterest expense line. The acquired entity records merger-related costs which result from a plan to exit an activity, involuntarily terminate or relocate employees and are recognized as liabilities assumed as of the consummation date of the acquisition.

The Company’s merger-related costs for the year ended December 31, 2006, 2005 and 2004 were $263 thousand, $17 thousand, and $343 thousand, respectively. Prior to the mergers, the acquired entities, Prosperity and Guaranty, recorded merger-related costs of approximately $849 thousand and $1.3 million principally related to employee severance and investment banker fees.

2. SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at December 31, 2006 and 2005 are summarized as follows (dollars in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
As of December 31, 2006
U.S. government and agency securities	$9,973	$—	$(144)	$9,829
Obligations of states and political subdivisions	101,621	2,778	(177)	104,222
Corporate and other bonds	25,750	1,620	(168)	27,202
Mortgage-backed securities	132,189	337	(1,916)	130,610
Federal Reserve Bank stock - restricted	3,097	—	—	3,097
Federal Home Loan Bank stock - restricted	7,554	—	—	7,554
Other securities	279	31	—	310

	$280,463	$4,766	$(2,405)	$282,824

As of December 31, 2005
U.S. government and agency securities	$1,977	$—	$(42)	$1,935
Obligations of states and political subdivisions	83,908	2,487	(177)	86,218
Corporate and other bonds	38,423	2,603	(247)	40,779
Mortgage-backed securities	108,576	183	(2,053)	106,706
Federal Reserve Bank stock - restricted	2,213	—	—	2,213
Federal Home Loan Bank stock - restricted	7,392	—	—	7,392
Other securities	750	24	—	774

	$243,239	$5,297	$(2,519)	$246,017

The following table presents the amortized cost and estimated fair value of securities available for sale as of December 31, 2006, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,651	$11,583
Due after one year through five years	34,728	34,456
Due after five years through ten years	82,405	83,137
Due after ten years	140,749	142,687

	269,533	271,863
Federal Reserve Bank stock - restricted	3,097	3,097
Federal Home Loan Bank stock - restricted	7,554	7,554
Other securities	279	310

Total securities available for sale	$280,463	$282,824

Securities with an amortized cost of $111.0 million and $92.2 million as of December 31, 2006 and 2005 were pledged to secure public deposits, repurchase agreements and for other purposes.

Sales, call, maturities and paydowns of securities available for sale produced the following results for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	2006	2005	2004
Proceeds from sales	$1,005	$—	$12,354
Proceeds from calls, maturities and paydowns	47,614	38,545	87,806

Total proceeds	$48,619	$38,545	$100,160

Gross realized gains	$688	$26	$124
Gross realized losses	—	—	(75)

Net realized gains	$688	$26	$49

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary cause of temporary impairments is the decline in the prices of the bonds as rates have risen. At December 31, 2006, there were $84.8 million of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.8 million and primarily consisted of mortgage-backed securities. Since the declines in fair value were attributable to changes in market interest rates, not in estimated cash flows or credit quality, no other-than-temporary impairment was recorded at December 31, 2006.

The following tables present the gross unrealized losses and fair values at December 31, 2006 and 2005, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
As of December 31, 2006
U.S. government and agency securities	$8,370	$(118)	$1,459	$(26)	$9,829	$(144)
Obligations of states and political subdivisions	4,013	(66)	4,687	(111)	8,700	(177)
Mortgage-backed securities	31,927	(415)	71,718	(1,501)	103,645	(1,916)
Corporate and other bonds	523	(9)	6,897	(159)	7,420	(168)

	$44,833	$(608)	$84,761	$(1,797)	$129,594	$(2,405)

As of December 31, 2005
U.S. government and agency securities	$490	$(10)	$1,445	$(32)	$1,935	$(42)
Obligations of states and political subdivisions	1,247	(12)	5,287	(165)	6,534	(177)
Mortgage-backed securities	—	—	95,390	(2,053)	95,390	(2,053)
Corporate and other bonds	1,997	(3)	7,973	(244)	9,970	(247)

	$3,734	$(25)	$110,095	$(2,494)	$113,829	$(2,519)

3. LOANS

Loans are stated at their face amount, net of unearned income, and consist of the following at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Mortgage loans on real estate:
Residential 1-4 family	$263,770	$271,721
Commercial	448,691	394,094
Construction	324,606	273,262
Second mortgages	35,584	24,088
Equity lines of credit	112,079	96,490
Multifamily	29,263	14,648
Agriculture	12,903	11,145

Total real estate loans	1,226,896	1,085,448

Commercial Loans	136,617	127,048

Consumer installment loans
Personal	153,865	126,174
Credit cards	9,963	9,388

Total consumer installment loans	163,828	135,562

All other loans	22,104	14,196

Gross loans	$1,549,445	$1,362,254

At December 31, 2006 and 2005, the recorded investment in loans, which have been identified as impaired loans, in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), totaled $10.9 million and $11.3 million, respectively. The valuation allowance related to impaired loans at both December 31, 2006 and 2005 was $1.3 million. For the years ended December 31, 2006, 2005 and 2004, the average investment in impaired loans was $11.3 million, $11.4 million and $10.7 million, respectively. Had these loans performed in accordance with their original terms, interest income of approximately $253 thousand and $870 thousand would have been recorded in 2006 and 2005, respectively. There was no interest income recorded on impaired loans in 2006 and 2005. There were no non-accrual loans excluded from impaired loan disclosure at December 31, 2006 and 2005. Loans past due 90 days or more and accruing interest totaled $208 thousand and $150 thousand at December 31, 2006 and 2005, respectively.

4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 is summarized below (dollars in thousands):

	2006	2005	2004
Balance, beginning of year	$17,116	$16,384	$11,519
Allowance of acquired banks	785	—	2,040
Recoveries credited to allowance	419	400	1,845
Loans charged off	(622)	(840)	(1,174)
Provision charged to operations	1,450	1,172	2,154

Balance, end of year	$19,148	$17,116	$16,384

5. BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2006 and 2005 are as follows (dollars in thousands):

	2006	2005
Land	$15,032	$12,492
Land improvements and buildings	36,182	27,855
Leasehold improvements	1,637	1,175
Furniture and equipment	23,620	20,254
Construction in progress	12,770	6,423

Total	89,241	68,199
Less accumulated depreciation and amortization	25,780	22,867

Bank premises and equipment, net	$63,461	$45,332

Depreciation expense for 2006, 2005 and 2004 was $3.9 million, $3.4 million, and $3.0 million, respectively. Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2006 are as follows (dollars in thousands):

2007	$1,592
2008	1,436
2009	1,343
2010	1,152
2011	895
Thereafter	1,314

Total of future payments	$7,732

The leases contain options to extend for periods up to 18 years. Rental expense for years ended December 31, 2006, 2005 and 2004 totaled $1.7 million, $1.5 million, and $1.3 million, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2001, the Company adopted SFAS No. 142, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but requires at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2006, 2005 or 2004. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 15 years.

As part of the purchase price allocation for the acquisition of Prosperity, the Company recorded approximately $5.5 million in core deposit intangible assets and $18.8 million in goodwill in 2006. The core deposit intangible assets recorded in the Prosperity acquisition are being amortized over an average of 9.1 years.

As part of the purchase price allocation for the acquisition of Guaranty, the Company recorded approximately $5.8 million in core deposit intangible assets and $30.1 million in goodwill in 2004. The core deposit intangible assets recorded in the Guaranty acquisition are being amortized over an average of 8.7 years.

Information concerning goodwill and intangible assets for years ended December 31, 2006 and 2005 is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2006
Amortizable core deposit intangibles	$19,137	$6,796	$12,341
Unamortizable goodwill	50,391	342	50,049

December 31, 2005
Amortizable core deposit intangibles	$13,623	$5,119	$8,504
Unamortizable goodwill	31,639	342	31,297

Amortization expense of core deposit intangibles for the years ended December 31, 2006, 2005 and 2004 totaled $1.7 million, $1.2 million, and $1.0 million, respectively. As of December 31, 2006, the estimated amortization expense of core deposit intangibles are as follows (dollars in thousands):

2007	$1,830
2008	1,820
2009	1,807
2010	1,793
2011	1,700
Thereafter	3,391

Total estimated amortization expense	$12,341

7. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2006 and 2005 was $442.9 million and $333.7 million, respectively. As of December 31, 2006, the scheduled maturities of time deposits are as follows (dollars in thousands):

2007	$779,868
2008	66,369
2009	26,951
2010	9,378
2011	6,212
Thereafter	175

Total scheduled maturities of time deposits	$888,953

8. BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Other short-term borrowings may include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions, and advances from the Federal Home Loan Bank of Atlanta (“FHLB”), which are secured by mortgage-related assets. The carrying value of the loans pledged as collateral for FHLB advances total $555.9 million as of December 31, 2006. Short-term borrowings consist of the following as of December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Securities sold under agreements to repurchase	$62,696	$60,828
Federal funds purchased	—	—
Federal Home Loan Bank Advances	—	42,600

Total short-term borrowings	$62,696	$103,428

Maximum month-end outstanding balance	$157,586	$103,428
Average outstanding balance during the year	124,609	62,452
Average interest rate during the year	4.35%	2.62%
Average interest rate at end of year	4.51%	3.14%

At December 31, 2006, the Company’s fixed-rate long-term debt totals $35.0 million and matures on various dates through 2010 at interest rates that range from 5.51% to 6.32%. At December 31, 2005, the Company’s fixed-rate long-term debt totaled $47.0 million and matures on various dates through 2011.

As of December 31, 2006, the contractual maturities of long-term debt are as follows (dollars in thousands):

	Fixed Rate	Adjustable Rate	Total
2007	$—	$—	$—
2008	5,000	2,350	7,350
2009	10,000	34,500	44,500
2010	20,000	—	20,000
2011	—	12,000	12,000
Thereafter	—	65,310	65,310

Total long-term debt	$35,000	$114,160	$149,160

On March 30, 2006, the Company formed Statutory Trust II, a wholly-owned subsidiary, for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate at December 31, 2006 was 6.76%. The redeemable securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, while $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the consolidated balance sheet.

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly-owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation. A Trust Preferred Capital Note of $22.5 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate at December 31, 2006 was 8.11%. The capital securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, while $696 thousand is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the consolidated balance sheet.

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

The subsidiary banks maintain Federal funds lines with several correspondent banks totaling $56.7 million and $65.4 million for the years ended December 31, 2006 and 2005, respectively. Additionally, the Company had a line of credit with the FHLB that totaled $576.1 million and $541.1 million for the years ended December 31, 2006 and 2005, respectively.

9. INCOME TAXES

Net deferred tax assets and liabilities consist of the following components as of December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Deferred tax assets:
Allowance for loan losses	$6,702	$5,990
Benefit plans	762	608
Nonaccrual loans	782	694
Conversion expenses	55	93
Other	152	385

Total deferred tax assets	8,453	7,770

Deferred tax liabilities:
Depreciation	2,037	2,374
Purchase accounting intangibles	1,571	1,907
Other	806	278
Securities available for sale	800	972

Total deferred tax liabilities	5,214	5,531

Net deferred tax asset	$3,239	$2,239

In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies. Management believes it is more likely than not the Company will realize its deferred tax assets and, accordingly, no valuation allowance has been established.

The provision for income taxes charged to operations for the years ended December 31, 2006, 2005 and 2004 consists of the following (dollars in thousands):

	2006	2005	2004
Current tax expense	$10,779	$11,671	$7,229
Deferred tax expense (benefit)	(828)	(1,080)	(335)

Income tax expense	$9,951	$10,591	$6,894

The income tax expense differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2006, 2005 and 2004, due to the following (dollars in thousands):

	2006	2005	2004
Computed ”expected” tax expense	$12,580	$12,394	$8,687
(Decrease) in taxes resulting from:
Tax-exempt interest income, net	(1,565)	(1,432)	(1,483)
Other, net	(1,064)	(371)	(310)

Income tax expense	$9,951	$10,591	$6,894

The effective tax rates were 27.7%, 29.9%, and 27.8% for years ended December 31, 2006, 2005, and 2004, respectively. Tax credits totaled $201 thousand, $106 thousand, and $84 thousand, for the years ended December 31, 2006, 2005 and 2004, respectively.

10. EMPLOYEE BENEFITS

The Company has a 401(k) Plan that allows employees to make pre-tax contributions for retirement. The 401(k) Plan provides for matching contributions by the Company for employee contributions up to 3% of each employee’s compensation. The Company also has an Employee Stock Ownership Plan (“ESOP”). The Company makes discretionary profit sharing contributions into the 401(k) Plan, ESOP and in cash. Company discretionary contributions to both the 401(k) Plan and the ESOP are allocated to participant accounts in proportion to each participant’s compensation and vested over a six year time interval. Employee contributions to the ESOP are not allowed and the 401(k) Plan does provide for limited investment in the Company’s stock. Company discretionary profit sharing payments made in 2006, 2005 and 2004 are as follows (dollars in thousands):

	2006	2005	2004
401(k) Plan	$1,429	$1,020	$1,184
ESOP	1,226	790	379
Cash	238	192	329

Total	$2,893	$2,002	$1,892

The Company has an obligation to certain members of the subsidiary banks’ Boards of Directors under deferred compensation plans in the amount of $1.1 million and $1.1 million as of December 31, 2006 and 2005, respectively. The expenses related to the deferred compensation plans were $103 thousand, $115 thousand, and $158 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. These benefits will be fully funded by life insurance proceeds.

In December 2001, the Company’s Board of Directors approved an incentive compensation plan as a means of attracting, rewarding and retaining management. The plan is based on both corporate and individual objectives established annually for each participant. The corporate goals are based on cash return on equity and earnings per share growth relative to peer banks, while the individual goals are based on specific performance evaluation objectives. Each participant is evaluated within these two categories to determine eligibility and rate of payment based on performance. Salaries and benefits expense includes $464 thousand, $645 thousand, and $392 thousand for the years ended December 31, 2006, 2005 and 2004, respectively, for incentive compensation under this plan.

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company. The Company’s 2003 Stock Incentive Plan replaced the 1993 Stock Incentive Plan, and became effective on July 1, 2003, after shareholders approved the plan at the annual meeting of shareholders. The stock incentive plan makes available 525,000 shares, which may be awarded to employees of the Company in the form of equity based awards intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy stock-based awards. As of December 31, 2006, approximately 347,091 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

Stock Options

The following table summarizes the stock option activity for the last three years:

	Number of Stock Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance, December 31, 2003	333,209	$13.23
Granted	82,200	22.55
Assume from aquired bank	37,890	7.91
Exercised	(99,879)	9.93
Forfeited	(13,326)	16.37

Balance, December 31, 2004	340,094	15.74	143,295	$12.57
Granted	34,688	24.77
Exercised	(31,413)	12.92
Forfeited	(15,075)	18.72

Balance, December 31, 2005	328,294	16.78	287,223	16.44
Granted	27,473	31.57
Exercised	(48,395)	15.35
Forfeited	(2,836)	24.06

Balance, December 31, 2006	304,536	18.28	247,438	16.71

A summary of options outstanding at December 31, 2006 is as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 8.54 - $ 8.67	22,765	3.68	yrs	$8.59	22,765	$8.59
10.67	42,550	4.84		10.67	37,750	10.67
13.42	58,710	1.06		13.42	58,710	13.42
18.58	60,450	6.05		18.58	50,730	18.58
18.98 - 20.33	5,250	6.88		19.94	5,250	19.94
22.65	59,625	7.08		22.65	43,470	22.65
23.50	22,013	8.07		23.50	22,013	23.50
27.51	3,750	8.58		27.51	3,750	27.51
31.57	26,423	9.15		31.57	—	—
31.84	3,000	8.96		31.84	3,000	31.84

$ 8.54 - $ 31.84	304,536	5.43	yrs	$18.28	247,438	$16.71

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Dividend yield	2.05%	2.30%	2.39%
Expected life in years	7.5	10.0	10.0
Expected volatility	29.53%	32.93%	34.54%
Risk-free interest rate	4.56%	4.22%	4.23%

Weighted average fair value per option granted	$10.26	$8.93	$8.31

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of December 31, 2006 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	304,536	247,438
Weighted average remaining contractual life in years	5.43	4.91
Weighted average exercise price on shares above water	$18.28	$16.71
Aggregate intrinsic value	$3,779	$3,439

The total intrinsic value for stock options exercised during the year ended December 31, 2006 was $675 thousand. The total intrinsic values of stock options outstanding and exercisable at December 31, 2006 were $3.8 million and $3.4 million, respectively. The fair value of stock options vested during the year ended December 31, 2006 was approximately $161 thousand. Cash received from the exercise of stock options for the year ended December 31, 2006 was $716 thousand. The tax benefits realized from tax deductions associated with options exercised during the year ended December 31, 2006 was $182 thousand.

Nonvested Stock

The 2003 plan permits the granting of nonvested stock, but is limited to one-third of the aggregate number of total awards granted. This equity component of compensation is divided between restricted (time-based) stock grants and performance-based stock grants. The restricted stock vests fifty percent on each of the third and fourth anniversaries of the date of the grant. The performance-based stock is subject to vesting on the fourth anniversary of the date of the grant based on the performance of the Company’s stock price. The value of the nonvested stock awards was calculated by multiplying the fair market value of the Company’s common stock on grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends (restricted stock), if any, except for the nonvested stock under the performance-based component (performance stock).

The following table summarizes nonvested stock activity for the year ended December 31, 2006:

	Performance Stock	Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2005	8,322	7,995	$24.12
Granted	8,918	8,918	29.93
Vested	—	—	—
Forfeited	(470)	(470)	23.99

Balance, December 31, 2006	16,770	16,443	27.24

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of December 31, 2006 will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Nonvested Stock	Total
For year ended December 31, 2007	$126	$226	$352
For year ended December 31, 2008	96	227	323
For year ended December 31, 2009	55	143	198
For year ended December 31, 2010	51	12	63
For year ended December 31, 2011	8	—	8

Total	$336	$608	$944

As of December 31, 2006, there was $944 thousand of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. The cost is expected to be recognized through 2011.

A summary of the status of the Company’s nonvested stock as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

Nonvested Stock	Stock	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2005	16,317	$24.12
Granted	17,836	29.93
Vested	—
Forfeited	(940)	23.99

Nonvested at December 31, 2006	33,213	27.24

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

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At

December 31, 2006 and 2005, the Company had outstanding loan commitments approximating $688.8 million and $654.6 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled $32.6 million and $28.2 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, Union Mortgage had rate lock commitments to originate mortgage loans amounting to $22.8 million and loans held for sale of $20.1 million. Union Mortgage has entered into corresponding mandatory commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $42.9 million. These commitments to sell loans are designed to eliminate Union Mortgage’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

12. RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its directors, principal officers and affiliated companies in which they are principal stockholders. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties totaled $31.2 million and $24.9 million at December 31, 2006 and 2005, respectively. During 2006, new advances to such related parties amounted to $38.8 million and repayments amounted to $32.5 million. The aggregate amount of loans to related parties acquired in the Prosperity acquisition, totaled $856 thousand, which is included in the new advances total for 2006.

13. EARNINGS PER SHARE

The basic EPS calculation was computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. There were approximately 26,394, 2,000, and 35,000 anti-dilutive options as of December 31, 2006, 2005 and 2004, respectively.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the years ended December 31, 2006, 2005 and 2004 (in thousands except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2006
Basic EPS	$25,992	13,233	$1.97
Effect of dilutive stock awards	—	129	(0.03)

Diluted EPS	$25,992	13,362	$1.94

For the Year Ended December 31, 2005
Basic EPS	$24,822	13,143	$1.89
Effect of dilutive stock awards	—	132	(0.02)

Diluted EPS	$24,822	13,275	$1.87

For the Year Ended December 31, 2004
Basic EPS	$17,925	12,604	$1.42
Effect of dilutive stock awards	—	119	(0.01)

Diluted EPS	$17,925	12,723	$1.41

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

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2006 and 2005, the aggregate amount of daily average required reserves, net of vault cash, was approximately $1.6 million and $1.8 million, respectively.

The Company has approximately $7.9 million in deposits in other financial institutions in excess of amounts insured by the FDIC at December 31, 2006.

15. REGULATORY MATTERS

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Community Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), the Company and the Community Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios of Total to Risk-Weighted Assets (as defined) and Tier I capital (as defined) to Average Assets (as defined) and Risk-Weighted Assets. Management believes, as of December 31, 2006, that the Company met all capital adequacy requirements to which it is subject.

The Company and its principal banking subsidiaries’ actual capital amounts and ratios are also presented in the following table at December 31, 2006 and 2005 (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes		Required in Order to Be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Total capital to risk weighted assets:
UBSH Consolidated	$213,189	12.78%	$133,496	8.00%	NA	NA
Union Bank and Trust	138,845	11.62%	95,597	8.00%	$119,496	10.00%
Northern Neck State Bank	30,151	13.06%	18,469	8.00%	23,087	10.00%

Tier 1 capital to risk weighted assets:
UBSH Consolidated	194,041	11.63%	66,748	4.00%	NA	NA
Union Bank and Trust	124,017	10.38%	47,799	4.00%	71,698	6.00%
Northern Neck State Bank	28,101	12.17%	9,235	4.00%	13,852	6.00%

Tier 1 capital to average adjusted assets:
UBSH Consolidated	194,041	9.57%	81,090	4.00%	NA	NA
Union Bank and Trust	124,017	8.92%	55,606	4.00%	69,507	5.00%
Northern Neck State Bank	28,101	8.53%	13,182	4.00%	16,477	5.00%

As of December 31, 2005
Total capital to risk weighted assets:
UBSH Consolidated	$177,367	12.14%	$116,881	8.00%	NA	NA
Union Bank and Trust	123,969	11.14%	89,026	8.00%	$111,283	10.00%
Northern Neck State Bank	27,716	12.67%	17,500	8.00%	21,875	10.00%

Tier 1 capital to risk weighted assets:
UBSH Consolidated	160,251	10.97%	58,432	4.00%	NA	NA
Union Bank and Trust	110,142	9.90%	44,502	4.00%	66,753	6.00%
Northern Neck State Bank	25,765	11.78%	8,749	4.00%	13,123	6.00%

Tier 1 capital to average adjusted assets:
UBSH Consolidated	160,251	9.09%	70,517	4.00%	NA	NA
Union Bank and Trust	110,142	8.55%	51,528	4.00%	64,411	5.00%
Northern Neck State Bank	25,765	8.11%	12,708	4.00%	15,885	5.00%

16. FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments. SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2006 and 2005, the carrying value and fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2006 and 2005 are as follows (dollars in thousands):

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$75,890	$75,890	$69,538	$69,538
Securities available for sale	282,824	282,824	246,017	246,017
Loans held for sale	20,084	20,084	28,068	28,068
Net loans	1,530,297	1,537,829	1,345,138	1,359,193
Accrued interest receivable	10,897	10,897	8,919	8,919

Financial liabilities:
Deposits	1,665,908	1,668,881	1,456,515	1,447,389
Borrowings	211,856	213,814	173,624	179,152
Accrued interest payable	3,274	3,274	2,146	2,146

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

17. PARENT COMPANY FINANCIAL INFORMATION

The primary sources of funds for the dividends paid by Union Bankshares Corporation (the “Parent Company”) are dividends received from its subsidiary banks. The payments of dividends by the subsidiary banks and the ability of the banks to loan or advance funds to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2006, the aggregate amount of unrestricted funds, which could be transferred from the Company’s subsidiaries to the Parent Company, without prior regulatory approval, totaled approximately $46.0 million, or 23%, of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY

BALANCE SHEETS

AS OF DECEMBER 31, 2006 and 2005

(Dollars in thousands)

	2006	2005
ASSETS
Cash	$333	$4,558
Securities available for sale, at fair value	154	559
Bank premises and equipment, net	9,363	3,321
Other assets	3,826	2,558
Investment in subsidiaries	251,017	192,599

Total assets	$264,693	$203,595

LIABILITIES & STOCKHOLDERS’ EQUITY
Long-term borrowings	$2,350	$—
Trust preferred capital notes	60,310	23,196
Other liabilities	2,617	1,041

Total liabilities	65,277	24,237

Common stock	17,716	17,595
Surplus	38,047	35,426
Retained earnings	142,168	124,531
Accumulated other comprehensive income	1,485	1,806

Total stockholders’ equity	199,416	179,358

Total liabilities and stockholders’ equity	$264,693	$203,595

PARENT COMPANY

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Income:
Interest and dividend income	$5	$3	$22
Management fee received from subsidiaries	13,084	10,854	9,333
Dividends received from subsidiaries	12,031	9,297	7,119
Equity in undistributed net income from subsidiaries	17,003	17,048	11,899
Gains on sale of securities, net	276	—	94
Losses on sale of fixed assets, net	—	(5)	—
Other operating income	67	1	—

Total income	42,466	37,198	28,467

Expenses:
Interest expense	3,618	1,385	779
Salaries and benefits	8,938	7,354	6,474
Occupancy expenses	306	301	256
Furniture and equipment expenses	1,245	1,107	984
Other operating expenses	2,367	2,229	2,049

Total expenses	16,474	12,376	10,542

Net income	$25,992	$24,822	$17,925

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Operating activities:
Net income	$25,992	$24,822	$17,925
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(17,003)	(17,048)	(11,899)
Gains on sale of securities	(276)	—	—
Increase in other assets	(1,869)	(357)	(137)
Other, net	3,515	1,092	117

Net cash and cash equivalents provided by operating activities	10,359	8,509	6,006

Investing activities:
Purchases of securities available for sale	—	—	(23,031)
Proceeds from sales of securities available for sale	559	—	—
Proceeds from maturities, calls and paydowns of securities available for sale	—	31	23,078
Net increase in bank premises and equipment	(6,653)	(801)	(781)
Payments for investments in and advances to subsidiaries	(41,415)	(1,000)	(25,293)

Net cash and cash equivalents used in investing activities	(47,509)	(1,770)	(26,027)

Financing activities:
Net increase in long-term borrowings	2,350	—	—
Repayment of long-term borrowings	—	(571)	(762)
Proceeds from trust preferred capital notes	37,114	—	23,196
Cash dividends paid	(8,345)	(6,751)	(5,567)
Tax benefit from exercise of equity-based awards	182	—	—
Cash paid for fractional shares	(10)
Issuance of common stock	1,634	1,091	1,870

Net cash and cash equivalents provided by (used in) financing activities	32,925	(6,231)	18,737

Increase (decrease) in cash and cash equivalents	(4,225)	508	(1,284)
Cash and cash equivalents at beginning of the period	4,558	4,050	5,334

Cash and cash equivalents at end of the period	$333	$4,558	$4,050

Supplemental schedule of noncash investing and financing activities
Issuance of common stock in exchange for net assets in acquisition	$—	$—	$31,680

18. SEGMENT REPORTING

The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business. The community bank business includes five banks, which provide loan, deposit, investment, and trust services to retail and commercial customers throughout their 51 retail locations in

Virginia and the D.C. metro area. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimus risk.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 are as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated Totals
For the Year Ended December 31, 2006
Net interest income	$76,490	$225	$—	$76,715
Provision for loan losses	1,450	—	—	1,450

Net interest income after provision for loan losses	75,040	225	—	75,265
Noninterest income	17,240	11,273	(268)	28,245
Noninterest expenses	56,571	11,264	(268)	67,567

Income before income taxes	35,709	234	—	35,943
Income tax expense	9,855	96	—	9,951

Net income	$25,854	$138	$—	$25,992

Total assets	$2,090,461	$23,763	$(21,333)	$2,092,891

Capital expenditures (1)	$20,954	$130	$—	$21,084

For the Year Ended December 31, 2005
Net interest income	$68,453	$897	$—	$69,350
Provision for loan losses	1,172	—	—	1,172

Net interest income after provision for loan losses	67,281	897	—	68,178
Noninterest income	12,729	12,973	(192)	25,510
Noninterest expenses	46,463	12,004	(192)	58,275

Income before income taxes	33,547	1,866	—	35,413
Income tax expense	9,855	736	—	10,591

Net income	$23,692	$1,130	$—	$24,822

Total assets	$1,820,366	$33,064	$(28,472)	$1,824,958

Capital expenditures (1)	$7,523	$274	$—	$7,797

For the Year Ended December 31, 2004
Net interest income	$53,671	$1,221	$—	$54,892
Provision for loan losses	2,154	—	—	2,154

Net interest income after provision for loan losses	51,517	1,221	—	52,738
Noninterest income	11,673	11,806	(177)	23,302
Noninterest expenses	40,666	10,732	(177)	51,221

Income before income taxes	22,524	2,295	—	24,819
Income tax expense	6,009	885	—	6,894

Net income	$16,515	$1,410	$—	$17,925

Total assets	$1,668,652	$47,397	$(43,839)	$1,672,210

Capital expenditures (1)	$9,406	$77	$—	$9,483

(1)	Capital expenditures include purchase of property, furniture and equipment.

19. OTHER OPERATING EXPENSES

The following table presents the statement of income line “Other Operating Expenses” broken into greater detail for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Communication expenses	$5,046	$3,921	$3,395
Professional services	2,049	1,685	1,718
Data processing fees	1,367	974	1,420
Marketing & advertising expense	2,467	2,276	1,972
Insurance expense	281	259	249
Other taxes	1,321	1,098	1,031
Loan & OREO expenses	440	392	324
Amortization of core deposit premiums	1,697	1,239	1,025
Other expenses (1)	5,755	4,800	4,088

Total other operating expenses	$20,423	$16,644	$15,222

(1)	Includes merger-related costs.

20. STOCK SPLIT

On September 7, 2006, the Company’s Board of Directors declared a three-for-two stock split to shareholders of record as of the close of business on October 2, 2006. Shares resulting from the split have been distributed by the Company’s transfer agent on October 13, 2006. Fractional shares were settled in cash based on the closing price of the Company’s shares reported by the NASDAQ Global Select Market as of October 13, 2006. Following the stock split, the number of outstanding shares increased to approximately 13.3 million shares. Accordingly, share and per share amounts for all periods presented in the condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the effect of the three-for-two split.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable. During the past two years, there have been no changes in or reportable disagreement with the certifying accountants for the Company or any of its subsidiaries.

ITEM 9A.—CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Yount, Hyde & Barbour P.C., an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.—OTHER INFORMATION.

Not applicable. During the past two years, there have been no changes in or reportable disagreement with the certifying accountants for the Company or any of its subsidiaries.

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, executive officers, the Company’s audit committee and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Shareholders to be held April 17, 2007 (“Proxy Statement”), under the captions “Election of Directors,” “Corporate Governance,” and “Executive Officers.”

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

ITEM 11.—EXECUTIVE COMPENSATION.

This information is incorporated by reference from the Proxy Statement under the captions “Corporate Governance”, “Compensation Discussion and Analysis”, “Report of the Compensation Committee”, “Executive Compensation”, and “Director Compensation.”

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference from the Proxy Statement under the caption “Ownership of Company Common Stock” and from Note 10 “Employee Benefits” contained in the “Notes to the Consolidated Financial Statements” of this 10-K.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference from the Proxy Statement under the captions “Corporate Governance” and “Interest of Directors and Officers in Certain Transactions.”

ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information is incorporated by reference from the Proxy Statement under the caption “Principal Accounting Fees.”

PART IV

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(a)(1)	Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets—December 31, 2006 and 2005;

•	Consolidated Statements of Income—Years ended December 31, 2006, 2005 and 2004;

•	Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2006, 2005 and 2004;

•	Consolidated Statements of Cash Flows -Years ended December 31, 2006, 2005 and 2004;

•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
2.01	Agreement and Plan of Reorganization, dated December 18, 2003, by and between Union Bankshares Corporation and Guaranty Financial Corporation (incorporated by reference to Form S-4 Registration Statement, SEC file no. 333-112416)
2.02	Agreement and Plan of Reorganization, dated October 31, 2005, by and between Union Bankshares Corporation and Prosperity Bank & Trust Company (incorporated by reference to the registrant’s Current Report on Form 8-K, dated October 31, 2005)
3.01	Restated Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K, dated October 3, 2006)
3.02	By-Laws (incorporated by reference to Form S-4 Registration Statement, SEC file no. 33-60458)
10.01	Management Continuity Agreement (formerly referred to as Change in Control Employment Agreement) of G. William Beale
10.02	Employment Agreement of G. William Beale (incorporated by reference to the registrant’s Current Report on Form 8-K, dated July 26, 2006)
10.03	Management Continuity Agreement (formerly referred to as Change in Control Employment Agreement) of D. Anthony Peay (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.04	Management Continuity Agreement (formerly referred to as Change in Control Employment Agreement) of John C. Neal (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
10.05	Management Continuity Agreement (formerly referred to as Change in Control Employment Agreement) of N. Byrd Newton (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)
10.06	Management Continuity Agreement (formerly referred to as Change in Control Employment Agreement) of Rawley H. Watson, III (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.07	Employment Agreement of Philip E. Buscemi (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.08	Union Bankshares Corporation 2003 Stock Incentive Plan (incorporated by reference to Form S-8 Registration Statement; SEC file no. 333-113839)
10.09	Management Continuity Agreement (formerly referred to as Change in Control Employment Agreement) of Janis Orfe (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.10	Amended and Restated Employment Agreement of John C. Neal (incorporated by reference to the registrant’s Current Report on Form 8-K, dated September 5, 2006)
10.11	Employment Agreement of D. Anthony Peay (incorporated by reference to the registrant’s Current Report on Form 8-K, dated September 5, 2006)
11.0	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 13 of the notes to consolidated financial statements included in this report)
21.0	Subsidiaries of the Registrant
23.01	Consent of Yount, Hyde & Barbour, P.C.
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union Bankshares Corporation

By:	/s/ G. William Beale	Date: March 16, 2007
G. William Beale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2007.

Signature	Title

/s/ G. William Beale	President, Chief Executive Officer and Director (principal executive officer)
G. William Beale

/s/ Douglas E. Caton	Director
Douglas E. Caton

/s/ Ronald L. Hicks	Chairman of the Board of Directors
Ronald L. Hicks

/s/ Patrick J. McCann	Director
Patrick J. McCann

/s/ Hullihen W. Moore	Director
Hullihen W. Moore

/s/ R. Hunter Morin	Director
R. Hunter Morin

/s/ W. Tayloe Murphy, Jr.	Vice Chairman of the Board of Directors
W. Tayloe Murphy, Jr.

/s/ D. Anthony Peay	Executive Vice President and Chief Financial Officer (principal financial officer)
D. Anthony Peay

/s/ Ronald L. Tillett	Director
Ronald L. Tillett

/s/ A. D. Whittaker	Director
A. D. Whittaker