Form 10-Q
period 2007-03-31
UNION BANKSHARES CORP
filed 2007-05-10
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

The number of shares of common stock outstanding as of April 30, 2007 was 13,348,871.

UNION BANKSHARES CORPORATION

FORM 10-Q

IN DEX

ii

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	March 31, 2007	December 31, 2006	March 31, 2006
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$50,192	$55,511	$49,666
Interest-bearing deposits in other banks	1,700	950	1,065
Money market investments	335	322	155
Other interest-bearing deposits	2,598	2,598	2,598
Federal funds sold	69	16,509	20,699

Total cash and cash equivalents	54,894	75,890	74,183

Securities available for sale, at fair value	268,182	282,824	246,523

Loans held for sale	22,927	20,084	27,989

Loans, net of unearned income	1,600,059	1,549,445	1,410,945
Less allowance for loan losses	18,251	19,148	17,631

Net loans	1,581,808	1,530,297	1,393,314

Bank premises and equipment, net	68,711	63,461	49,219
Other real estate owned	217	—	—
Core deposit intangibles, net	11,883	12,341	8,199
Goodwill	51,881	50,049	31,297
Other assets	58,352	57,945	54,958

Total assets	$2,118,855	$2,092,891	$1,885,682

LIABILITIES
Noninterest-bearing demand deposits	$292,110	$292,262	$261,173
Interest-bearing deposits:
NOW accounts	211,276	212,328	196,451
Money market accounts	157,608	165,202	182,433
Savings accounts	107,722	107,163	113,847
Time deposits of $100,000 and over	443,752	442,953	352,237
Other time deposits	454,703	446,000	378,619

Total interest-bearing deposits	1,375,061	1,373,646	1,223,587

Total deposits	1,667,171	1,665,908	1,484,760

Securities sold under agreements to repurchase	57,078	62,696	53,168
Other short-term borrowings	25,500	—	42,600
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	86,300	88,850	47,000
Other liabilities	19,655	15,711	14,079

Total liabilities	1,916,014	1,893,475	1,701,917

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 13,344,971 shares, 13,303,520 shares, and 13,195,987 shares, respectively.	17,757	17,716	17,640
Surplus	38,715	38,047	35,935
Retained earnings	144,984	142,168	128,901
Accumulated other comprehensive income	1,385	1,485	1,289

Total stockholders’ equity	202,841	199,416	183,765

Total liabilities and stockholders’ equity	$2,118,855	$2,092,891	$1,885,682

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31
	2007	2006
Interest and dividend income:
Interest and fees on loans	$29,850	$25,104
Interest on Federal funds sold	263	33
Interest on deposits in other banks	15	7
Interest on money market investments	1	2
Interest on other interest-bearing deposits	34	28
Interest and dividends on securities:
Taxable	2,332	2,174
Nontaxable	1,132	942

Total interest and dividend income	33,627	28,290

Interest expense:
Interest on deposits	11,860	8,214
Interest on Federal funds purchased	306	82
Interest on short-term borrowings	756	829
Interest on long-term borrowings	2,545	1,117

Total interest expense	15,467	10,242

Net interest income	18,160	18,048
Provision for (recapture of) loan losses	(735)	538

Net interest income after provision for (recapture of) loan losses	18,895	17,510

Noninterest income:
Service charges on deposit accounts	1,726	1,615
Other service charges, commissions and fees	1,444	1,267
Gains on securities transactions, net	301	2
Gains on sales of loans	2,344	2,791
Gains (losses) on sales of other real estate	(3)	867
Other operating income	397	433

Total noninterest income	6,209	6,975

Noninterest expenses:
Salaries and benefits	9,939	9,029
Occupancy expenses	1,391	1,094
Furniture and equipment expenses	1,181	1,077
Other operating expenses	5,448	4,420

Total noninterest expenses	17,959	15,620

Income before income taxes	7,145	8,865
Income tax expense	1,997	2,557

Net income	$5,148	$6,308

Earnings per share, basic	$0.39	$0.48

Earnings per share, diluted	$0.38	$0.47

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Compre- hensive Income (Loss)	Total

Balance—December 31, 2005	$17,595	$35,426	$124,531	$1,806		$179,358

Comprehensive income:
Net income—2006			6,308		$6,308	6,308
Unrealized holding losses arising during the period (net of tax, $279)					(516)
Reclassification adjustment for gains included in net income (net of tax, $1)					(1)

Other comprehensive loss (net of tax, $280)				(517)	(517)	(517)

Total comprehensive income					$5,791

Cash dividend—2006 ($.15 per share)			(1,938)			(1,938)
Award of performance stock grants		23				23
Unearned compensation on restricted stock, net of amortization		(226)				(226)
Issuance of common stock under Dividend Reinvestment Plan (4,661 shares)	9	199				208
Issuance of common stock under Incentive Stock Option Plan (12,020 shares)	25	230				255
Issuance of restricted stock under Incentive Stock Option Plan (5,851 shares)	11	244				255
Stock-based compensation expense		39				39

Balance—March 31, 2006	$17,640	$35,935	$128,901	$1,289		$183,765

Balance—December 31, 2006	$17,716	$38,047	$142,168	$1,485		$199,416

Comprehensive income:
Net income—2007			5,148		$5,148	5,148
Unrealized holding gains arising during the period (net of tax, $51)					95
Reclassification adjustment for gains included in net income (net of tax, $106)					(195)

Other comprehensive loss (net of tax, $55)				(100)	(100)	(100)

Total comprehensive income					$5,048

Cash dividends—2007 ($.18 per share)			(2,332)			(2,332)
Unearned compensation on restricted stock, net of amortization						—
Issuance of common stock under Dividend Reinvestment Plan (10,317 shares)	13	256				269
Issuance of common stock under Incentive Stock Option Plan (21,161 shares)	28	280				308
Issuance of common stock for services rendered (470 shares)		13				13
Stock-based compensation expense		119				119

Balance—March 31, 2007	$17,757	$38,715	$144,984	$1,385		$202,841

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in thousands)

(Unaudited)

	2007	2006
Operating activities:
Net income	$5,148	$6,308
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization of bank premises and equipment	1,102	891
Amortization, net	630	506
Provision for (recapture of) loan losses	(735)	538
Loans held for sale, net	(2,843)	79
Gains on the sale of investment securities	(301)	(2)
(Gains) losses on sales of other real estate owned and premises, net	3	(867)
Stock-based compensation expense	119	91
Increase in other assets	(2,551)	(3,754)
Increase (decrease) in other liabilities	3,944	(1,382)

Net cash and cash equivalents provided by operating activities	4,516	2,408

Investing activities:
Purchases of securities available for sale	(6,475)	(10,815)
Proceeds from sales of securities available for sale	376	268
Proceeds from maturities, calls and paydowns of securities available for sale	20,878	9,185
Net increase in loans	(50,776)	(48,714)
Purchases of bank premises and equipment	(6,355)	(3,911)

Net cash and cash equivalents used in investing activities	(42,352)	(53,987)

Financing activities:
Net increase (decrease) in noninterest-bearing deposits	(152)	3,088
Net increase in interest-bearing deposits	1,415	25,157
Net increase (decrease) in short-term borrowings	19,882	(7,660)
Net decrease in long-term borrowings	(2,550)	—
Proceeds from trust preferred capital notes	—	37,114
Cash dividends paid	(2,332)	(1,938)
Issuance of common stock	577	463

Net cash and cash equivalents provided by financing activities	16,840	56,224

Increase (decrease) in cash and cash equivalents	(20,996)	4,645
Cash and cash equivalents at beginning of the period	75,890	69,538

Cash and cash equivalents at end of the period	$54,894	$74,183

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$15,480	$10,172
Income taxes	—	19

Supplemental schedule of noncash investing and financing activities
Unrealized losses on securities available for sale	$155	$796

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. In addition, share and per share amounts for all periods presented in the condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the effect of the three-for-two stock split which occurred in October 2006.

2. MERGERS AND ACQUISITIONS

On April 3, 2006, the Company announced it had completed the acquisition of Prosperity Bank & Trust Company (“Prosperity”), effective April 1, 2006, in a transaction valued at approximately $36 million. Prosperity, with nearly $130 million in assets at the time of acquisition, operates three offices in Burke and Springfield Virginia, located in Fairfax County, a suburb of Washington, D.C. Prosperity operates as an independent bank subsidiary of the Company.

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

Acquisitions are accounted for as purchases with the results of their operations subsequent to the acquisition date included in the Company’s Condensed Consolidated Statements of Income.

3. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R (Revised 2004), Statement of Financial Accounting Standard (“SFAS”) Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). SFAS No. 123R requires the costs resulting from all share-based payments to employees be recognized in the financial statements.

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company. The Company’s 2003 Stock Incentive Plan replaced the 1993 Stock Incentive Plan, and became effective on July 1, 2003, after shareholders approved the plan at the annual meeting of shareholders. The stock incentive plan makes available 525,000 shares which may be awarded to employees of the Company in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy share-based awards. As of March 31, 2007, approximately 299,741 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

For the three months ended March 31, 2007, the Company recognized stock-based compensation expense of $90 thousand, net of tax, or approximately $.01 per share in accordance with SFAS No. 123R.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2007:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2006	304,536	$18.28
Granted	22,400	27.62
Exercised	(20,510)	14.99
Forfeited	(510)	30.04

Options outstanding, March 31, 2007	305,916	19.16

Options exercisable, March 31, 2007	247,108	17.21

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for three months ended March 31, 2007:

	Three Months Ended March 31,
	2007	2006
Dividend yield (1)	1.99%	2.05%
Expected life in years (2)	7.5	7.5
Expected volatility (3)	25.23%	29.53%
Risk-free interest rate (4)	4.68%	4.56%

Weighted average fair value per option granted	$8.07	$10.26

(1)	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
(2)	Based on the average of the contractual life and vesting schedule for the respective option.
(3)	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
(4)	Based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of March 31, 2007 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	305,916	247,108
Weighted average remaining contractual life in years	5.52	4.79
Weighted average exercise price on shares above water	$19.16	$17.21
Aggregate intrinsic value	$2,281	$2,210

The total intrinsic value for stock options exercised during the three months ended March 31, 2007 was $268 thousand. The fair value of stock options vested during the three months ended March 31, 2007 was approximately $233 thousand. Cash received from the exercise of stock options for the three months ended March 31, 2007 was approximately $307 thousand. The tax benefit realized from disqualifying dispositions during the three months ended March 31, 2007 was zero.

Nonvested Stock

The 2003 plan permits the granting of nonvested stock, but is limited to one-third of the aggregate number of total awards granted. This equity component of compensation is divided between restricted (time-based) stock grants and performance-based stock grants. The restricted stock vests fifty percent on each of the third and fourth anniversaries of the date of the grant. The performance-based stock is subject to vesting on the fourth anniversary of the date of the grant based on the performance of the Company’s stock price. The value of the nonvested stock awards was calculated by multiplying the fair market value of the Company’s common stock on grant date by the number of shares awarded. Employees have the right to vote the shares and to receive any cash or stock dividends on the restricted stock, but not the performance-based stock.

The following table summarizes the nonvested stock activity for the three months ended March 31, 2007:

	Nonvested Stock	Weighted Average Grant- Date Fair Value
Balance at December 31, 2006	33,213	$27.24
Granted	25,400	29.03
Vested	—	—
Forfeited	—	—

Balance at March 31, 2007	58,613	$28.02

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of March 31, 2007 will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Nonvested Stock	Total
For the remaining nine months of 2007	$120	$309	$429
For year ended December 31, 2008	129	411	540
For year ended December 31, 2009	88	328	416
For year ended December 31, 2010	84	196	280
For year ended December 31, 2011	41	16	57
For year ended December 31, 2012	5	-	5

Total	$467	$1,260	$1,727

4. ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	March 31, 2007	March 31, 2006
Beginning balance	$19,148	$17,116
Recoveries credited to allowance	131	90
Loans charged off	(293)	(113)
Provision for (recapture of) loan losses	(735)	538

Ending balance	$18,251	$17,631

5. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. There were 58,836 anti-dilutive awards as of March 31, 2007 and 20,315 anti-dilutive awards as of March 31, 2006.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2007 and 2006 (dollars and shares in thousands, except per share amounts):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Three Months ended March 31, 2007
Basic EPS	$5,148	13,307	$0.39
Effect of dilutive stock awards	—	107	(0.01)

Diluted EPS	$5,148	13,414	$0.38

For the Three Months ended March 31, 2006
Basic EPS	$6,308	13,196	$0.48
Effect of dilutive stock awards	—	143	(0.01)

Diluted EPS	$6,308	13,339	$0.47

6. TRUST PREFERRED CAPITAL NOTES

On March 30, 2006, the Company formed Statutory Trust II, a wholly owned subsidiary, for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate at March 31, 2007 was 6.75%. The redeemable capital securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the financial statements.

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation (“Guaranty”). On March 18, 2004, $22.5 million of Trust Preferred Capital Notes were issued through a pooled underwriting totaling approximately $858.8 million. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate at March 31, 2007 was 8.10%. The redeemable capital securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $696 thousand is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the financial statements.

7. SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business. The community bank business includes five banks, which provide loan, deposit, investment, and other banking services to retail and commercial customers throughout their 51 retail locations in Virginia and the D.C. metro area. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimus risk.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three months ended March 31, 2007 and 2006 is as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated
Three Months Ended March 31, 2007
Net interest income	$18,137	$23	$—	$18,160
Provision for (recapture of) loan losses	(735)	—	—	(735)

Net interest income after provision for (recapture of) loan losses	18,872	23	—	18,895
Noninterest income	3,949	2,330	(70)	6,209
Noninterest expenses	15,438	2,591	(70)	17,959

Income before income taxes	7,383	(238)	—	7,145
Income tax expense	2,096	(99)	—	1,997

Net income	$5,287	$(139)	$—	$5,148

Total assets	$2,114,713	$26,354	$(22,212)	$2,118,855

Three Months Ended March 31, 2006
Net interest income	$17,946	$102	$—	$18,048
Provision for loan losses	538	—	—	538

Net interest income after provision for loan losses	17,408	102	—	17,510
Noninterest income	4,251	2,791	(67)	6,975
Noninterest expenses	12,898	2,789	(67)	15,620

Income before income taxes	8,761	104	—	8,865
Income tax expense	2,515	42	—	2,557

Net income	$6,246	$62	$—	$6,308

Total assets	$1,882,291	$32,165	$(28,774)	$1,885,682

8. STOCK REPURCHASE

The Board of Directors has authorized management of the Company to buy up to 225,000 shares of its outstanding common stock in the open market at prices that management determines to be prudent. This authorization expires May 31, 2007. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock. It is anticipated that any repurchased shares will be used primarily for general corporate purposes, including the dividend reinvestment plan, incentive stock option plan and other employee benefit plans. No shares have been purchased under this authorization to date.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements but does not intend to adopt the Statement early.

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

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 15 years. As part of the purchase price allocation for the acquisition of Prosperity in 2006, the Company recorded $5.5 million in core deposit intangible assets and $20.5 million in goodwill. The core deposit intangible assets recorded for the Prosperity acquisition are being amortized over an average of 9.1 years.

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2007
Amortizable core deposit intangibles	$19,137	$7,254	$11,883
Unamortizable goodwill	52,223	342	51,881

December 31, 2006
Amortizable core deposit intangibles	$19,137	$6,796	$12,341
Unamortizable goodwill	50,391	342	50,049

March 31, 2006
Amortizable core deposit intangibles	$13,623	$5,424	$8,199
Unamortizable goodwill	31,639	342	31,297

11. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At March 31, 2007 and 2006, the Company had outstanding loan commitments approximating $510.8 million and $663.3 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $32.8 million and $25.9 million at March 31, 2007 and 2006, respectively.

At March 31, 2007, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union Bank and Trust Company, had rate lock commitments to originate mortgage loans amounting to $32.6 million and loans held for sale of $22.9 million. Union Mortgage has entered into corresponding mandatory commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $55.5 million. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

12. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities as of March 31, 2007 and December 31, 2006 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
March 31, 2007
U.S. government and agency securities	$8,978	$—	$(107)	$8,871
Obligations of states and political subdivisions	101,035	2,498	(173)	103,360
Corporate and other bonds	18,029	1,300	(125)	19,204
Mortgage-backed securities	126,638	318	(1,555)	125,401
Federal Reserve Bank stock—restricted	3,097	—	—	3,097
Federal Home Loan Bank stock—restricted	7,905	—	—	7,905
Other securities	294	65	(15)	344

Total securities	$265,976	$4,181	$(1,975)	$268,182

December 31, 2006
U.S. government and agency securities	$9,973	$—	$(144)	$9,829
Obligations of states and political subdivisions	101,621	2,778	(177)	104,222
Corporate and other bonds	25,750	1,620	(168)	27,202
Mortgage-backed securities	132,189	337	(1,916)	130,610
Federal Reserve Bank stock—restricted	3,097	—	—	3,097
Federal Home Loan Bank stock—restricted	7,554	—	—	7,554
Other securities	279	24	—	310

Total securities	$280,463	$4,766	$(2,405)	$282,824

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2007.

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
U.S. government and agency securities	$7,405	$(87)	$1,466	$(20)	$8,871	$(107)
Obligations of states and political subdivisions	1,783	(16)	7,198	(157)	8,981	(173)
Corporate and other bonds	3,760	-	6,137	(125)	9,897	(125)
Mortgage-backed securities	13,063	(282)	73,646	(1,288)	86,709	(1,570)

Total	$26,011	$(385)	$88,447	$(1,590)	$114,458	$(1,975)

As of March 31, 2007, there were $88.4 million of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.6 million and consisted primarily of mortgage-backed securities. Management has evaluated the investment portfolio by security and determined the declines in fair value were primarily attributable to changes in market interest rates, not in estimated cash flows or credit quality. Management has the positive ability and intent to hold these securities to maturity or until value is recovered. Therefore no other-than-temporary impairment was recorded at the end of the reporting period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the accompanying consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union Bankshares and subsidiaries, as of December 31, 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Winchester, Virginia

May 10, 2007

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2006. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes, while some of the percentages presented are computed based on unrounded amounts. In addition, share and per share amounts for all periods presented herein have been retroactively adjusted to reflect the effect of the Company’s three-for-two stock split in October 2006.

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

The Company and the acquired entity also incur merger-related costs during an acquisition. The Company capitalizes direct costs of the acquisition, such as investment banker and attorneys’ fees and includes them as part of the purchase price. Other merger-related internal costs associated with acquisitions are expensed as incurred. Some examples of these merger-related costs include, but are not limited to, systems conversions, integration planning consultants and advertising fees. These costs are reflected in “Other operating expenses” within the Condensed Consolidated Statements of Income. The acquired entity records merger-related costs resulting from a plan to exit an activity, involuntarily terminate or relocate employees, and are recognized as liabilities assumed as of the consummation date of the acquisition.

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

The Company provides other financial services through its non-bank affiliates, Union Investment Services, Inc., Union Mortgage Group, Inc. (“Union Mortgage”), and Union Insurance Group, LLC. Bay Community Bank owns a non-controlling interest in Johnson Mortgage Company, LLC.

Additionally, the Company is near completion of constructing a new 70,000 square foot operations center in Caroline County, Virginia at a cost of approximately $13 million. The facility is located just west of Interstate 95 near the intersection U.S. Route 1 and State Route 207 and is approximately twelve miles west of the current facility in Bowling Green, Virginia. The new facility will accommodate the Company’s anticipated growth and provide improved access to the Greater Richmond and Fredericksburg workforce. Management anticipates that the current facility in Bowling Green will be either sold or leased.

RESULTS OF OPERATIONS

Net Income

For the three months ended March 31, 2007, the Company reported net income of $5.1 million, down 18.4% from $6.3 million the same quarter in 2006. Earnings per share, on a diluted basis decreased $.09, or 19.1%, from $.47 to $.38 over the same time period a year ago. Return on average equity for the quarter ended March 31, 2007 was 10.38%, while return on average assets for the same period was 1.00%, compared to 14.05% and 1.41%, respectively, from the prior year’s same quarter.

On a linked quarter basis (current quarter to most recent quarter) net income decreased $1.3 million, or 20.1%, to $5.1 million for the quarter ended March 31, 2007. This represents a decline in earnings per share, on a diluted basis of 20.8%, or $.10, from the prior quarter.

These declines were largely due to heavier reliance on purchased funds and higher cost deposits coupled with maturities of higher yielding earning assets. Additionally, the decline in earnings were partially offset by the recapture of $750 thousand in loan loss reserves.

Net Interest Income

The net interest margin, on a tax-equivalent basis, decreased to 4.09% in the first quarter of 2007 from 4.54% in the first quarter of 2006. This 45 basis point margin (53 basis point interest rate spread) decline was driven by increased costs of interest-bearing liabilities which rose to 3.94%, or 94 basis points, compared to increased yields on earning assets which rose to 7.44%, or only 41 basis points. Significant growth in certificates of deposits coupled with declines in low-cost deposits put pressure on the funding side of the balance sheet. Average interest-earning assets for the quarter ended March 31, 2007 increased approximately $208 million, or 12.5%, over the same period a year ago. Of this increase, approximately $76.5 million resulted from the acquisition of Prosperity. The remaining growth was driven primarily by increases in the commercial real estate and consumer loan portfolios. Average interest-bearing liabilities for the period ended March 31, 2007 increased approximately $210 million, or 15.2%, over the same period a year ago. Of this increase, approximately $111.4 million resulted from the acquisition of Prosperity. The remaining growth was driven primarily by increases in certificates of deposit.

On a linked quarter basis, the tax-equivalent net interest margin decreased to 4.09%, or 6 basis points, from 4.15%. Net interest income declined by $773 thousand to $18.2 million for the quarter ended March 31, 2007. Contributing to this decline and margin tightening was a continued shift of funds from demand deposits and lower cost interest-bearing liabilities (NOW, money market, savings accounts, etc) to higher cost interest-bearing liabilities (certificates of deposit) during a flat to inverted yield curve environment amid increased competition for low-cost deposits.

During the first quarter of 2007, approximately $6.2 million of investment securities were called by the issuers resulting in a gain of $301 thousand. The proceeds from these sales plus additional funds were used to payoff approximately $9.0 million of higher cost (6.3%) Federal Home Loan Bank advances. A penalty of $316 thousand associated with the early payoff of these advances has been reflected as an interest expense adjustment in the net interest margin for the first quarter of 2007. The securities gains and prepayment penalty effectively offset one another, but the anticipated interest expense saving from this early payoff is $175 thousand for the remainder of 2007.

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

The following tables display the average balance sheets, interest income earned with annualized yields, and interest expenses paid with rates for the three months ended March 31, 2007, 2006 and 2005:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended March 31,
	2007			2006			2005
	Average Balance	Interest Income / Expense	Yield/ Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:

Securities:
Taxable	$181,356	$2,332	5.21%	$167,463	$2,174	5.27%	$155,088	$1,918	5.02%
Tax-exempt	95,526	1,741	7.39%	77,895	1,450	7.55%	74,450	1,431	7.80%

Total securities	276,882	4,073	5.97%	245,358	3,624	5.99%	229,538	3,349	5.92%
Loans, net (2) (3)	1,565,888	29,658	7.68%	1,389,579	24,750	7.22%	1,275,242	20,076	6.38%
Loans held for sale	21,642	301	5.65%	23,752	417	7.12%	31,671	472	6.04%
Federal funds sold	3,812	263	5.45%	1,877	33	4.64%	1,066	2	0.76%
Money market investments	266	1	2.10%	90	2	3.62%	72	—	1.89%
Interest-bearing deposits in other banks	1,136	15	5.31%	661	7	4.17%	2,504	16	2.52%
Other interest-bearing deposits	2,598	34	5.33%	2,598	28	4.39%	2,598	16	2.42%

Total earning assets	1,872,224	34,345	7.44%	1,663,915	28,861	7.03%	1,542,691	23,931	6.29%

Allowance for loan losses	(19,107)			(17,328)			(16,499)
Total non-earning assets	233,146			172,998			146,643

Total assets	$2,086,263			$1,819,585			$1,672,835

Liabilities and Stockholders’ Equity:

Interest-bearing deposits:
Checking	$206,196	317	0.62%	$195,190	181	0.38%	$194,605	147	0.31%
Money market savings	161,954	917	2.30%	180,637	1,010	2.27%	191,780	637	1.35%
Regular savings	105,304	226	0.87%	115,602	261	0.91%	118,950	219	0.75%

Certificates of deposit:
$100,000 and over	445,286	5,407	4.92%	340,906	3,463	4.12%	221,724	1,834	3.35%
Under $100,000	452,688	4,992	4.47%	375,649	3,299	3.56%	360,717	2,622	2.95%

Total interest-bearing deposits	1,371,428	11,859	3.51%	1,207,984	8,214	2.76%	1,087,776	5,459	2.04%
Other borrowings	221,461	3,607	6.61%	175,118	2,029	4.70%	182,864	1,683	3.73%

Total interest-bearing liabilities	1,592,889	15,466	3.94%	1,383,102	10,243	3.00%	1,270,640	7,142	2.28%

Noninterest-bearing liabilities:
Demand deposits	275,391			240,949			224,335
Other liabilities	16,868			13,424			12,310

Total liabilities	1,885,148			1,637,475			1,507,285
Stockholders’ equity	201,115			182,110			165,550

Total liabilities and stockholders’ equity	$2,086,263			$1,819,585			$1,672,835

Net interest income		$18,879			$18,618			$16,789

Interest rate spread (4)			3.50%			4.03%			4.01%

Interest expense as a percent of average earning assets			3.35%			2.50%			1.88%

Net interest margin			4.09%			4.54%			4.41%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Foregone interest on previously charged off credits of $38 thousand and $101 thousand has been excluded for 2006 and 2005, respectively.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

Provision for Loan Losses

For the three months ended March 31, 2007, compared to the same period in 2006, provision for loan losses decreased $1.3 million from $538 thousand to a recapture of $735 thousand. Excluding loans of $76.5 million purchased in the Prosperity acquisition, loans grew 8.0%, or $112.6 million. On a linked quarter basis, the provision for loan losses declined $889 thousand from $154 thousand at December 31, 2006 to a recapture of $735 thousand at March 31, 2007. These declines were largely attributable to a reduction of estimated loss exposure to a continued nonperforming credit relationship that was partially reduced from $10.6 million at December 31, 2006 to $7.9 million at March 31, 2007.

As of March 31, 2007, nonperforming assets totaled $8.8 million, including a single credit relationship totaling $7.9 million. This reflects a reduction of $2.7 million in related loans within this relationship from the prior quarter. A prior management decision to extend further credit secured by additional property with significant equity was successful as such equity was extracted from this relationship, reducing the estimated loss exposure and the related specific reserves. The loans to this relationship are secured by real estate (two assisted living facilities), but a specific reserve of approximately $500 thousand remains at March 31, 2007.

Noninterest Income

Noninterest income for the three months ended March 31, 2007 declined $766 thousand, or 11.0%, from $7.0 million to $6.2 million compared to last year’s same period. This decline reflects gains on the sale of real estate of $856 thousand realized in the first quarter of 2006 and gains of $301 thousand related to investment securities called by the issuer in the first quarter of 2007. Notwithstanding the aforementioned gains noninterest income for the period decreased approximately $212 thousand, or 3.5%, and was principally attributable to declines in the mortgage segment. Mortgage segment gains on the sale of loans declined $447 thousand, or 16%, from the same quarter a year ago.

On a linked quarter basis, noninterest income declined $1.1 million, or 15.5%, from $7.3 million to $6.2 million for the period ended March 31, 2007. This decline included gains of $401 thousand related to investment securities called by the issuer in the fourth quarter of 2006 compared with a lesser amount of $301 thousand in the first quarter of 2007. The fourth quarter of 2006 also included $328 thousand of income from life insurance proceeds, as well as the receipt of a $289 thousand commission earned on the Company’s purchase of bank-owned life insurance (“BOLI”). Notwithstanding the aforementioned gains, insurance proceeds and BOLI income, noninterest income declined approximately $418 thousand, or 6.6%, and was principally attributable to decreases in other service charges and deposit account charges of $264 thousand (primarily overdraft fees and letter of credit fees) as well as lower gains from the sale of loans of $177 thousand from the mortgage segment.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2007 increased $2.3 million, or 15.0%, to $18.0 million compared to last year’s same period. The acquisition of Prosperity on April 1, 2006 is not included in first quarter 2006 figures. Excluding the noninterest expenses related to Prosperity from the first quarter of 2007, the increase is only $1.2 million, or an increase of 7.8%. The following increases exclude the effects of Prosperity. Salaries and benefits increased $522 thousand, or 5.8%, and were mainly attributable to new hires, increased group insurance costs as well as normal compensation adjustments. Other operating expenses increased $456 thousand, or 10.3%, and principally related to the operation of two additional branches, the relocation of two other branches for closer proximity to and convenience of customers, as well as the necessary infrastructure enhancements needed to support the Company’s continued growth. Some of the infrastructure enhancements include Voice Over Internet Protocol (VOIP) and the associated hardware and software to support this technology. Other initiatives include on-line check deposit technology, as well as enhancements to our internet banking delivery channel. Occupancy expenses increased $185 thousand, or 16.9%, and were principally attributable to increased facilities costs associated with the Company’s continued expansion. Some of these increased costs included depreciation, property insurance, rental expenses and, to a lesser extent, utility costs. Furniture and equipment expenses increased $49 thousand, or 4.5%, and were attributable to the related depreciation and software costs of the additional branches.

On a linked quarter basis, noninterest expense increased by $662 thousand, or 3.8%, from $17.3 million to $18.0 million for the period ended March 31, 2007. Increases in salaries and benefits of $558 thousand, or 6.3%, are primarily attributable to normal compensation increases and incentive compensation adjustments. Increases in occupancy expenses of $45 thousand, or 3.3%, relate to a full quarter of operations for two branches opened in December 2006. Operating expenses increased only $15 thousand, or .03%, principally driven by increases in underwriting costs from mortgage segment operations, enhanced bandwidth capacity for voice and data offset by lower marketing costs. Furniture and equipment expenses increased only $14 thousand, or 1.2%, as a result of increased equipment maintenance offset by lower repairs.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of March 31, 2007. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rates for the three months ended March 31, 2007 was 29.2%, compared to 28.8%, respectively, for the same period in 2006.

SEGMENT INFORMATION

Community Bank Segment

For the three months ended March 31, 2007, net income for the community banking segment decreased 15.4% or $959 thousand to $5.2 million from the same period last year. As previously discussed, this decline was largely attributable to compression in the margin which resulted in net interest income growth of only $19 thousand, or 1.1%. Additionally, Prosperity was purchased on April 1, 2006 and operating results related to Prosperity are included in the first quarter of 2007 results but not in the first quarter of 2006 results. Additional costs related to two new branches opened since the first quarter of 2006 as well as the relocation of two existing branches to new sites, are reflected in the first quarter of 2007 results. Other increased costs are reflective of our continued investment in people and technology necessary to support our growth and service goals. Additionally, the Company was able to release $750 thousand in specific loan loss reserves due to a reduction in the estimated loss exposure on a large nonperforming credit relationship. See Asset Quality for additional information relating to this credit relationship.

Noninterest income decreased $302 thousand, or 7.1%, in the first quarter of 2007 from the same period a year earlier. This decrease included gains on the sale of real estate of $856 thousand in the first quarter of 2006 and gains on securities called by the issuer during the first quarter of 2007 totaling $301 thousand. Excluding these gains, noninterest income increased approximately $252 thousand, or 7.4%, largely attributable to brokerage income and debit card transaction fee income. Noninterest expense increased $2.5 million or, 19.7%, mainly due to operating costs as a result of the Prosperity purchase and branch expansion. The increases were in salaries and benefits of $1.2 million, operating expenses of $961 thousand, occupancy expenses of $242 thousand and furniture and fixture expenses of $147 thousand.

On a linked quarter basis, community bank segment net income decreased $1.2 million, or 19%, for the period ended March 31, 2007. Lower net interest income of $783 thousand is primarily attributable to two factors: funding costs have continued to rise and loan growth has slowed as a result of decreased residential housing activity in markets we serve. As previously mentioned, $750 thousand in specific loan loss reserves were released during the first quarter of 2007. Total noninterest income declined $945 thousand, or 19.3%, mainly as a result of lower overdraft fee charges, fees from letters of credit and gains related to investment securities called by the issuer. Additionally, the fourth quarter of 2006 included life insurance proceeds of approximately $328 thousand.

Mortgage Segment

For the three months ended March 31, 2007, net income for the mortgage segment declined from $62 thousand of net income in the first quarter of 2006 to a loss of $139 thousand. Although individual loan profitability improved during the middle quarters of 2006 due to increased demand for loan products with greater profit margins, overall loan volume decreased 19.5% from the same period last year. Inventories of existing and new homes have continued to rise within the Company’s markets as the housing market has softened in certain of those markets. Net interest income in this segment fell $79 thousand, or 77.5%, over the same period due to tightening interest margins and a reduction in origination volume. An increase in reserves for early payoffs and early payment defaults totaling approximately $42 thousand also contributed to the decline in net income. On a linked quarter basis, mortgage segment net income declined $56 thousand, or 67%. Net interest income increased $11 thousand, or 91.7%, due to slightly more favorable interest margins. A 10.8% decrease in loan originations from the prior quarter coincided with a rise in reserves of approximately $31 thousand.

The mortgage segment continues to focus origination efforts on superior quality loans. While more stringent guidelines have been established by investors on many loan products, the Company does not anticipate that the deterioration of the sub-prime market will have a significant adverse effect on its performance.

BALANCE SHEET

Balance Sheet Overview

At March 31, 2007, total assets were approximately $2.12 billion compared to $2.09 billion and $1.89 billion as of December 31, 2006 and March 31, 2006, respectively. Loans increased $51.5 million, or 3.4%, and $188.5 million, or 13.5%, from December 31, 2006 and March 31, 2006, respectively. Loan growth was concentrated in the commercial real estate and consumer portfolios from the same quarter a year ago and construction and mortgage loans on a linked quarter basis. Deposits grew $1.2 million, or .1%, and $182.4 million, or 12.3%, from December 31, 2006 and March 31, 2006, respectively. This growth was principally attributed to increases in certificates of deposit. Total borrowings also increased by $26.1 million to $229.2 million, from March 31, 2006, in connection with the issuance of the aforementioned Trust Preferred Capital Note (Statutory Trust II) which bears interest at LIBOR plus 140 basis points. The Company’s equity to assets ratio has declined slightly from 9.8% at March 31, 2006 and December 31, 2006, respectively, to 9.6% at March 31, 2007.

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

As of March 31, 2007, cash, interest-bearing deposits in other banks, money market investments, Federal Funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year totaled $1.3 billion, or 68.4%, of total earning assets. As of March 31, 2007, approximately $934.9 million, or 58.4%, of total loans, are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal Funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	March 31, 2007	% of Total Loans	December 31, 2006	% of Total Loans	March 31, 2006	% of Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$265,621	16.6%	$263,770	17.0%	$265,063	18.8%
Commercial	467,070	29.2%	448,691	29.0%	399,372	28.3%
Construction	355,006	22.2%	324,606	20.9%	300,555	21.3%
Second mortgages	38,758	2.4%	35,584	2.3%	26,752	1.9%
Equity lines of credit	112,388	7.0%	112,079	7.2%	93,177	6.6%
Multifamily	31,432	2.0%	29,263	1.9%	28,897	2.0%
Agriculture	14,027	0.9%	12,903	0.8%	11,320	0.8%

Total real estate loans	1,284,302	80.3%	1,226,896	79.2%	1,125,136	79.7%

Commercial Loans	130,148	8.1%	136,617	8.8%	128,409	9.1%

Consumer installment loans
Personal	152,291	9.5%	153,865	9.9%	131,426	9.4%
Credit cards	10,023	0.6%	9,963	0.6%	8,698	0.6%

Total consumer installment loans	162,314	10.1%	163,828	10.6%	140,124	10.0%

All other loans	23,295	1.5%	22,104	1.4%	17,276	1.2%

Gross loans	$1,600,059	100.0%	$1,549,445	100.0%	$1,410,945	100.0%

As reflected in the loan table at March 31, 2007, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in residential 1-4 family, commercial and construction. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring process, including oversight by a centralized credit administration function and credit risk and policy management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

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

The Company’s asset quality remains good. As noted earlier the provision for loan losses declined $1.3 million from $538 thousand at March 31, 2006 to a recapture of $735 thousand at March 31, 2007. This decline is largely attributable to a reduction of estimated loss exposure to a continued nonperforming credit relationship that was partially reduced from $10.6 million December 31, 2006 to $7.9 million at March 31, 2007. The Company entered into a workout agreement with the borrower in the aforementioned credit relationship in March 2004. Under the terms of the agreement, the Company extended further credit secured by additional property with significant equity. Bankruptcy filings in 2005 by some affiliates of the borrower delayed the accomplishment of targeted actions; however, during the first quarter of 2006, a comprehensive Loan Modification Agreement was signed and the Company improved its overall collateral position. The Company continues to have constructive dialogue with the borrower toward a resolution of the affiliated loans and anticipates that this workout will result in further reductions of the Company’s overall exposure to the borrower. Based on the specific impairment analysis, $750 thousand in specific reserves were released, leaving approximately $500 thousand in allocated reserves in light of continued uncertainty with respect to the performance of the underlying collateral and borrower’s ability to repay.

Management maintains a list of loans that have potential weaknesses which may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the adequacy of the Company’s allowance for loan losses. At March 31, 2007, nonperforming assets totaled $8.8 million, including a single credit relationship totaling $7.9 million. This reflects a reduction of $2.7 million in related loans within this relationship from the prior quarter. A prior management decision to extend further credit secured by additional property with significant equity was successful as such equity was extracted from this relationship, reducing the estimated loss exposure and the related specific reserves. The loans to this relationship continue to be secured by real estate (two assisted living facilities).

Net charge-offs were $162 thousand for the quarter ended March 31, 2007 compared to net charge-offs of $23 thousand in the same quarter last year. Net charge-offs were $97 thousand for the quarter ended December 31, 2006.

The following table sets forth selected asset quality data and ratios (dollars in thousands):

	March 31, 2007	December 31, 2006	March 31, 2006
Nonaccrual loans	$8,558	$10,873	$11,962
Foreclosed properties	—	—	—
Other real estate owned	217	—	—

Total nonperforming assets	$8,775	$10,873	$11,962

Balances
Allowance for loan losses	$18,251	$19,148	$17,631
Average loans, net of unearned income	1,565,888	1,554,662	1,389,579
Loans, net of unearned income	1,600,059	1,549,445	1,410,945

Ratios
Allowance for loan losses to loans	1.14%	1.24%	1.25%
Allowance for loan losses to nonperforming assets	207.99%	176.11%	147.39%
Nonperforming assets to loans & other real estate	55.00%	0.70%	0.85%
Net charge-offs (recoveries) to average loans	0.01%	0.00%	0.01%

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

The Federal Reserve, along with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a total risk-based capital ratio of 12.48% and a Tier 1 risk-based capital ratio of 11.41% as of March 31, 2007, which allowed the Company to meet the definition of “well capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2007. The Company’s current strategic plan includes a targeted equity to asset ratio between 8% and 9%. As of March 31, 2007, the ratio was 9.57%.

In connection with the latest acquisitions, Prosperity and Guaranty, the Company has issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

The following summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	March 31, 2007	December 31, 2006	March 31, 2006
Tier 1 capital	$196,192	$194,041	$201,480
Tier 2 capital	18,251	19,148	17,631
Total risk-based capital	214,443	213,189	219,111
Risk-weighted assets	1,718,902	1,668,699	1,511,450

Capital ratios:
Tier 1 risk-based capital ratio	11.41%	11.63%	13.33%
Total risk-based capital ratio	12.48%	12.78%	14.50%
Leverage ratio (Tier 1 capital to average adjusted assets)	9.70%	9.57%	11.32%
Stockholders’ equity to assets	9.57%	9.53%	9.75%
Tangible equity to tangible assets	6.86%	6.87%	8.00%

NON-GAAP MEASURES

In reporting the results as of March 31, 2007, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. For the three months ended March 31, 2007, cash basis operating earnings per share was $.41 per share as compared to $.49 per share for the same period in 2006. Cash basis return on average tangible equity and assets for the three months ended March 31, 2007 was 15.90% and 1.09%, respectively, compared to 18.52% and 1.48%, respectively, for the same period in 2006.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.

A reconciliation of these non-GAAP measures from their respective GAAP basis measures are presented in the following table (dollars in thousands, except share and per share amounts) for the three months ending March 31:

	2007	2006
Net income	$5,148	$6,308
Plus: core deposit intangible amortization, net of tax	297	198

Cash basis operating earnings	5,445	6,506

Average assets	2,086,263	1,819,585
Less: average goodwill	50,089	31,297
Less: average core deposit intangibles	12,108	8,353

Average tangible assets	2,024,066	1,779,935

Average equity	201,115	182,110
Less: average goodwill	50,089	31,297
Less: average core deposit intangibles	12,108	8,353

Average tangible equity	138,918	142,460

Weighted average shares outstanding, diluted	13,413,303	13,338,116

Cash basis earnings per share, diluted	$0.41	$0.49
Cash basis return on average tangible assets	1.09%	1.48%
Cash basis return on average tangible equity	15.90%	18.52%

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

Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk models has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate re-pricing values, is less utilized because it does not effectively measure the options risk impact on the Company and is not addressed here. Earnings simulation and economic value models, which more effectively measure the cash flow and optionality impacts, are utilized by management on a regular basis and are explained below.

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12-month time horizon by applying 12-month rate ramps (with interest rates rising gradually versus an immediate increase or “shock” in rates) of 50 basis points up to 200 basis points. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for the three months ended March 31, 2007:

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+200 basis points	2.62%	$2,217
+50 basis points	0.64%	543
Most likely rate scenario	0.00%	—
-50 basis points	-0.68%	(574)
-200 basis points	-2.80%	(2,374)

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12-months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the three months ended March 31, 2007:

	Change In Economic Value Of Equity
	%	$
Change in Yield Curve:
+200 basis points	-3.04%	$(11,387)
+50 basis points	-0.76%	(2,852)
Most likely rate scenario	0.00%	—
-50 basis points	-0.11%	(411)
-200 basis points	-1.63%	(6,102)

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A – Risk Factors

As of March 31, 2007 there were no material changes to the risk factors previously disclosed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Union Bankshares Corporation

(Registrant)

Date: May 10, 2007	By:	/s/ G. William Beale
G. William Beale,
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ D. Anthony Peay
D. Anthony Peay,
Executive Vice President and Chief Financial Officer