Form 10-Q
period 2007-06-30
UNION BANKSHARES CORP
filed 2007-08-09
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares of common stock outstanding as of August 8, 2007 was 13,368,835.

UNION BANKSHARES CORPORATION

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	June 30, 2007	December 31, 2006	June 30, 2006
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$51,474	$55,511	$59,645
Interest-bearing deposits in other banks	899	950	5,575
Money market investments	190	322	158
Other interest-bearing deposits	2,598	2,598	2,598
Federal funds sold	236	16,509	16,542

Total cash and cash equivalents	55,397	75,890	84,518

Securities available for sale, at fair value	270,095	282,824	288,432

Loans held for sale	25,159	20,084	37,619

Loans, net of unearned income	1,636,345	1,549,445	1,511,209
Less allowance for loan losses	18,353	19,148	18,662

Net loans	1,617,992	1,530,297	1,492,547

Bank premises and equipment, net	74,044	63,461	52,491
Other real estate owned	217	—	—
Core deposit intangibles, net	11,426	12,341	13,255
Goodwill	51,881	50,049	50,026
Other assets	60,703	57,945	58,634

Total assets	$2,166,914	$2,092,891	$2,077,522

LIABILITIES
Noninterest-bearing demand deposits	$293,736	$292,262	$327,880
Interest-bearing deposits:
NOW accounts	206,378	212,328	207,743
Money market accounts	148,527	165,202	166,418
Savings accounts	106,939	107,163	122,681
Time deposits of $100,000 and over	450,133	442,953	389,638
Other time deposits	442,423	446,000	400,659

Total interest-bearing deposits	1,354,400	1,373,646	1,287,139

Total deposits	1,648,136	1,665,908	1,615,019

Securities sold under agreements to repurchase	76,179	62,696	71,986
Other short-term borrowings	76,769	—	85,600
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	82,475	88,850	47,000
Other liabilities	19,140	15,711	10,805

Total liabilities	1,963,009	1,893,475	1,890,720

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 13,369,409 shares, 13,303,520 shares, and 13,255,851 shares, respectively.	17,790	17,716	17,675
Surplus	39,215	38,047	36,660
Retained earnings	148,222	142,168	133,585
Accumulated other comprehensive income (loss)	(1,322)	1,485	(1,118)

Total stockholders' equity	203,905	199,416	186,802

Total liabilities and stockholders' equity	$2,166,914	$2,092,891	$2,077,522

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Interest and dividend income:
Interest and fees on loans	$31,642	$28,426	$61,492	$53,530
Interest on Federal funds sold	122	285	385	318
Interest on deposits in other banks	12	11	27	18
Interest on money market investments	1	—	2	2
Interest on other interest-bearing deposits	35	32	69	60
Interest and dividends on securities:
Taxable	2,173	2,544	4,505	4,718
Nontaxable	1,144	1,049	2,276	1,991

Total interest and dividend income	35,129	32,347	68,756	60,637

Interest expense:
Interest on deposits	12,039	9,320	23,899	17,534
Interest on Federal funds purchased	262	178	568	260
Interest on short-term borrowings	1,211	1,155	1,967	1,984
Interest on long-term borrowings	2,396	1,725	4,941	2,842

Total interest expense	15,908	12,378	31,375	22,620

Net interest income	19,221	19,969	37,381	38,017
Provision for (recapture of) loan losses	190	273	(545)	811

Net interest income after provision for (recapture of) loan losses	19,031	19,696	37,926	37,206

Noninterest income:
Service charges on deposit accounts	1,917	1,809	3,643	3,424
Other service charges, commissions and fees	1,557	1,437	3,001	2,704
Gains on securities transactions, net	207	5	508	7
Gains on sales of loans	2,132	3,161	4,476	5,952
Gains (losses) on sales of other real estate	(6)	12	(9)	879
Other operating income	405	483	802	916

Total noninterest income	6,212	6,907	12,421	13,882

Noninterest expenses:
Salaries and benefits	9,618	9,646	19,557	18,675
Occupancy expenses	1,422	1,234	2,813	2,328
Furniture and equipment expenses	1,116	1,109	2,297	2,186
Other operating expenses	5,510	5,220	10,958	9,640

Total noninterest expenses	17,666	17,209	35,625	32,829

Income before income taxes	7,577	9,394	14,722	18,259
Income tax expense	1,936	2,681	3,933	5,238

Net income	$5,641	$6,713	$10,789	$13,021

Earnings per share, basic	$0.42	$0.51	$0.81	$0.99

Earnings per share, diluted	$0.42	$0.50	$0.80	$0.97

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Compre- hensive Income (Loss)	Total
Balance - December 31, 2005	$17,595	$35,426	$124,531	$1,806		$179,358

Comprehensive income:
Net income			13,021		$13,021	13,021
Unrealized holding losses arising during the period (net of tax, $1,572)					(2,919)
Reclassification adjustment for gains included in net income (net of tax, $2)					(5)

Other comprehensive loss (net of tax, $1,574)				(2,924)	(2,924)	(2,924)

Total comprehensive income					$10,097

Cash dividends ($.30 per share)			(3,967)			(3,967)
Tax benefit from exercise of stock awards		131				131
Award of performance stock grants		54				54
Unearned compensation on restricted stock, net of amortization		(199)				(199)
Issuance of common stock under Dividend Reinvestment Plan (15,839 shares)	21	409				430
Issuance of common stock under Incentive Stock Option Plan (35,235 shares)	47	532				579
Stock-based compensation expense		65				65
Issuance of restricted stock under Incentive Stock Option Plan (8,775 shares)	12	242				254

Balance - June 30, 2006	$17,675	$36,660	$133,585	$(1,118)		$186,802

Balance - December 31, 2006	$17,716	$38,047	$142,168	$1,485		199,416
Comprehensive income:
Net income			10,789		$10,789	10,789
Unrealized holding losses arising during the period (net of tax, $1,334)					(2,477)
Reclassification adjustment for gains included in net income (net of tax, $178)					(330)

Other comprehensive loss (net of tax, $1,512)				(2,807)	(2,807)	(2,807)

Total comprehensive income					$7,982

Cash dividends ($.36 per share)			(4,735)			(4,735)
Issuance of common stock under Dividend Reinvestment Plan (21,726 shares)	29	479				508
Issuance of common stock under Incentive Stock Option Plan (33,324 shares)	44	418				462
Issuance of common stock for services rendered (470 shares)	1	13				14
Stock-based compensation expense		258				258

Balance - June 30, 2007	$17,790	$39,215	$148,222	$(1,322)		$203,905

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in thousands)

(Unaudited)

	2007	2006
Operating activities:
Net income	$10,789	$13,021
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization of bank premises and equipment	2,170	1,847
Amortization, net	1,222	1,159
Provision for (recapture of) loan losses	(545)	811
Increase in loans held for sale, net	(5,075)	(9,551)
Gains on the sale of investment securities	(508)	(7)
(Gains) losses on sales of other real estate owned and premises, net	9	(879)
Stock-based compensation expense	258	174
Increase in other assets	(3,571)	(4,962)
Increase (decrease) in other liabilities	3,429	(5,713)

Net cash and cash equivalents provided by (used in) operating activities	8,178	(4,100)

Investing activities:
Purchases of securities available for sale	(25,003)	(34,409)
Proceeds from sales of securities available for sale	535	—
Proceeds from maturities, calls and paydowns of securities available for sale	33,370	21,484
Net increase in loans	(87,150)	(72,478)
Purchases of bank premises and equipment, net	(12,762)	(8,777)
Cash paid in bank acquisition	—	(35,955)
Cash acquired in bank acquisition	—	17,148
Proceeds from the sale of other real estate owned	—	1,228

Net cash and cash equivalents used in investing activities	(91,010)	(111,759)

Financing activities:
Net increase in noninterest-bearing deposits	1,474	17,364
Net increase (decrease) in interest-bearing deposits	(19,246)	29,698
Net increase in short-term borrowings	90,251	49,490
Net decrease in long-term borrowings	(6,375)	—
Proceeds from the issuance of trust preferred capital notes	—	37,114
Cash dividends paid	(4,735)	(3,967)
Tax benefit from the exercise of equity-based awards	—	131
Issuance of common stock	970	1,009

Net cash and cash equivalents provided by financing activities	62,339	130,839

Increase (decrease) in cash and cash equivalents	(20,493)	14,980
Cash and cash equivalents at beginning of the period	75,890	69,538

Cash and cash equivalents at end of the period	$55,397	$84,518

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$31,471	$22,071
Income taxes	3,731	5,205

Supplemental schedule of noncash investing and financing activities
Unrealized losses on securities available for sale	$4,319	$4,498

Transactions related to the acquisition of subsidiary
Increase in assets and liabilities:
Loans	—	$75,742
Securities	—	34,003
Other Assets	—	25,980
Noninterest bearing deposits	—	52,431
Interest bearing deposits	—	59,011
Borrowings	—	4,668
Other Liabilities	—	1,057

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

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

On May 8, 2007, the Company announced that an agreement had been reached to acquire six Virginia branches of Provident Bank, a subsidiary of Provident Bankshares Corporation (NASDAQ:PBKS). These six branches are located in Charlottesville, Middleburg, Warrenton (2) and Winchester (2). Deposits assumed in this branch acquisition total approximately $46 million. There are no loans included in the transaction. The acquisition requires the approval of various regulatory agencies and the satisfaction of certain other standard conditions. It is expected that the acquisition will close in September 2007.

On April 3, 2006, the Company announced it had completed the acquisition of Prosperity Bank & Trust Company (“Prosperity”), effective April 1, 2006, in a transaction valued at approximately $36 million. Prosperity, with nearly $130 million in assets at the time of acquisition, operates three offices in Burke and Springfield, Virginia, located in Fairfax County, a suburb of Washington, D.C. Prosperity operates as an independent bank subsidiary of the Company.

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

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company. The Company’s 2003 Stock Incentive Plan replaced the 1993 Stock Incentive Plan, and became effective on July 1, 2003, after shareholders approved the plan at the annual meeting of shareholders. The stock incentive plan makes available 525,000 shares which may be awarded to employees of the Company in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy share-based awards. As of June 30, 2007, approximately 311,164 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

For the three month and six month periods ended June 30, 2007, the Company recognized stock-based compensation expense of approximately $104 thousand and $183 thousand, net of tax, or approximately $.01 per share, for both periods, in accordance with SFAS No. 123R.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2007:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2006	304,536	$18.28
Granted	22,400	27.62
Exercised	(34,173)	14.11
Forfeited	(1,830)	26.87

Options outstanding, June 30, 2007	290,933	19.43

Options exercisable, June 30, 2007	232,625	17.45

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the six months ended June 30, 2007:

	Six Months Ended June 30,
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

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of June 30, 2007 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	290,933	232,625
Weighted average remaining contractual life in years	5.39	4.64
Weighted average exercise price on shares above water	$19.43	$17.45
Aggregate intrinsic value	$1,458	$1,429

The total intrinsic value for stock options exercised during the three and six months ended June 30, 2007 was approximately $62 thousand and $330 thousand, respectively. The fair value of stock options vested during the six months ended June 30, 2007 was approximately $233 thousand. Cash received from the exercise of stock options for the three and six months ended June 30, 2007 was approximately $175 thousand and $482 thousand, respectively. The tax benefit realized from disqualifying dispositions during the six months ended June 30, 2007 was zero.

Nonvested Stock

The 2003 plan permits the granting of nonvested stock, but is limited to one-third of the aggregate number of total awards granted. This equity component of compensation is divided between restricted (time-based) stock grants and performance-based stock grants. The restricted stock vests fifty percent on each of the third and fourth anniversaries of the date of the grant. The performance-based stock is subject to vesting on the fourth anniversary of the date of the grant based on the performance of the Company’s stock price. The value of the nonvested stock awards was calculated by multiplying the fair market value of the Company’s common stock on the grant date by the number of shares awarded. Employees have the right to vote the shares and to receive any cash or stock dividends on the restricted stock, but not the performance-based stock.

The following table summarizes the nonvested stock activity for the six months ended June 30, 2007:

	Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2006	33,213	$27.24
Granted	26,012	28.90
Vested	—	—
Forfeited	(2,600)	27.73

Balance, June 30, 2007	56,625	27.98

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of June 30, 2007 will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Nonvested Stock	Total
For remaining six months of 2007	$80	$200	$280
For year ended December 31, 2008	129	398	527
For year ended December 31, 2009	88	319	407
For year ended December 31, 2010	84	190	274
For year ended December 31, 2011	41	16	57
For year ended December 31, 2012	5	—	5

Total	$427	$1,123	$1,550

4.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	June 30, 2007	June 30, 2006
Beginning balance	$19,148	$17,116
Allowance of acquired banks	—	785
Recoveries credited to allowance	214	253
Loans charged off	(464)	(303)
Provision for (recapture of) loan losses	(545)	811

Ending balance	$18,353	$18,662

5.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. There were 93,691 anti-dilutive awards as of June 30, 2007 and 14,952 anti-dilutive awards as of June 30, 2006.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2007 and 2006 (dollars and shares in thousands, except per share amounts):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Three Months ended June 30, 2007
Basic EPS	$5,641	13,332	$0.42
Effect of dilutive stock awards	—	81	—

Diluted EPS	$5,641	13,413	$0.42

For the Three Months ended June 30, 2006
Basic EPS	$6,713	13,223	$0.51
Effect of dilutive stock awards	—	115	(0.01)

Diluted EPS	$6,713	13,338	$0.50

For the Six Months ended June 30, 2007
Basic EPS	$10,789	13,319	$0.81
Effect of dilutive stock awards	—	92	(0.01)

Diluted EPS	$10,789	13,411	$0.80

For the Six Months ended June 30, 2006
Basic EPS	$13,021	13,209	$0.99
Effect of dilutive stock awards	—	131	(0.02)

Diluted EPS	$13,021	13,340	$0.97

6.	TRUST PREFERRED CAPITAL NOTES

On March 30, 2006, the Company formed Statutory Trust II, a wholly owned subsidiary, for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate at June 30, 2007 was 6.76%. The redeemable capital securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the financial statements.

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation (“Guaranty”). On March 18, 2004, $22.5 million of Trust Preferred Capital Notes were issued through a pooled underwriting totaling approximately $858.8 million. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate at June 30, 2007 was 8.11%. The redeemable capital securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $696 thousand is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the financial statements.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three and six months ended June 30, 2007 and 2006 is as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated
Three Months Ended June 30, 2007
Net interest income	$19,120	$101	$—	$19,221
Provision for loan losses	190	—	—	190

Net interest income after provision for loan losses	18,930	101	—	19,031
Noninterest income	4,152	2,127	(67)	6,212
Noninterest expenses	15,234	2,499	(67)	17,666

Income before income taxes	7,848	(271)	—	7,577
Income tax expense	2,044	(108)	—	1,936

Net income	$5,804	$(163)	$—	$5,641

Total assets	$2,163,338	$28,490	$(24,914)	$2,166,914

Three Months Ended June 30, 2006
Net interest income	$19,924	$45	$—	$19,969
Provision for loan losses	273	—	—	273

Net interest income after provision for loan losses	19,651	45	—	19,696
Noninterest income	3,812	3,161	(66)	6,907
Noninterest expenses	14,251	3,024	(66)	17,209

Income before income taxes	9,212	182	—	9,394
Income tax expense	2,607	74	—	2,681

Net income	$6,605	$108	$—	$6,713

Total assets	$2,075,189	$42,146	$(39,813)	$2,077,522

Six Months Ended June 30, 2007
Net interest income	$37,257	$124	$—	$37,381
Recapture of loan losses	(545)	—	—	(545)

Net interest income after recapture of loan losses	37,802	124	—	37,926
Noninterest income	8,101	4,457	(137)	12,421
Noninterest expenses	30,672	5,090	(137)	35,625

Income before income taxes	15,231	(509)	—	14,722
Income tax expense	4,140	(207)	—	3,933

Net income	$11,091	$(302)	$—	$10,789

Total assets	$2,163,338	$28,490	$(24,914)	$2,166,914

Six Months Ended June 30, 2006
Net interest income	$37,870	$147	$—	$38,017
Provision for loan losses	811	—	—	811

Net interest income after provision for loan losses	37,059	147	—	37,206
Noninterest income	8,063	5,952	(133)	13,882
Noninterest expenses	27,149	5,813	(133)	32,829

Income before income taxes	17,973	286	—	18,259
Income tax expense	5,122	116	—	5,238

Net income	$12,851	$170	$—	$13,021

Total assets	$2,075,189	$42,146	$(39,813)	$2,077,522

8.	STOCK REPURCHASE

The Board of Directors has authorized management of the Company to buy up to 150,000 shares of its outstanding common stock in the open market at prices that management determines to be prudent. This authorization expires May 31, 2008. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock. It is anticipated that any repurchased shares will be used primarily for general corporate purposes, including the dividend reinvestment and stock purchase plan, the 2003 stock option plan, and other employee benefit plans. No shares have been purchased under this authorization to date.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

10.	GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Based on the annual testing for impairment of goodwill and intangible assets, there have been no impairment charges to date.

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 15 years. As part of the purchase price allocation for the acquisition of Prosperity in 2006, the Company recorded $5.5 million in core deposit intangible assets and $20.6 million in goodwill. The core deposit intangible assets recorded for the Prosperity acquisition are being amortized over an average of 9.1 years.

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2007
Amortizable core deposit intangibles	$19,137	$7,711	$11,426
Unamortizable goodwill	52,223	342	51,881

December 31, 2006
Amortizable core deposit intangibles	$19,137	$6,796	$12,341
Unamortizable goodwill	50,391	342	50,049

June 30, 2006
Amortizable core deposit intangibles	$19,137	$5,882	$13,255
Unamortizable goodwill	50,368	342	50,026

11.	COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At June 30, 2007 and 2006, the Company had outstanding loan commitments approximating $787.6 million and $681.7 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $31.8 million and $29.5 million at June 30, 2007 and 2006, respectively.

At June 30, 2007, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union Bank and Trust Company, had rate lock commitments to originate mortgage loans amounting to $34.9 million and loans held for sale of $25.2 million. Union Mortgage has entered into corresponding mandatory commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $60.0 million. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

12.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities as of June 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
June 30, 2007
U.S. government and agency securities	$8,483	$—	$(113)	$8,370
Obligations of states and political subdivisions	106,521	1,257	(655)	107,123
Corporate and other bonds	15,388	1,020	(186)	16,222
Mortgage-backed securities	128,591	15	(3,359)	125,247
Federal Reserve Bank stock - restricted	3,096	—	—	3,096
Federal Home Loan Bank stock - restricted	9,210	—	—	9,210
Other securities	764	70	(7)	827

Total securities	$272,053	$2,362	$(4,320)	$270,095

December 31, 2006
U.S. government and agency securities	$9,973	$—	$(144)	$9,829
Obligations of states and political subdivisions	101,621	2,778	(177)	104,222
Corporate and other bonds	25,750	1,620	(168)	27,202
Mortgage-backed securities	132,189	337	(1,916)	130,610
Federal Reserve Bank stock - restricted	3,097	—	—	3,097
Federal Home Loan Bank stock - restricted	7,554	—	—	7,554
Other securities	279	24	—	310

Total securities	$280,463	$4,766	$(2,405)	$282,824

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2007.

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
U.S. government and agency securities	$—	$—	$8,370	$(113)	$8,370	$(113)
Obligations of states and political subdivisions	24,685	(372)	7,507	(283)	32,192	(655)
Corporate and other bonds	—	—	4,859	(186)	4,859	(186)
Mortgage-backed securities	38,351	(546)	83,846	(2,813)	122,197	(3,359)
Other	81	(7)	—	—	81	(7)

Total	$63,117	$(925)	$104,582	$(3,395)	$167,699	$(4,320)

As of June 30, 2007, there were $104.6 million of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $3.4 million and consisted primarily of mortgage-backed securities. Management has evaluated the investment portfolio by security and determined the declines in fair value were primarily attributable to changes in market interest rates, not in estimated cash flows or credit quality. Management has the positive ability and intent to hold these securities to maturity or until value is recovered. Therefore no other-than-temporary impairment was recorded at the end of the reporting period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the accompanying condensed consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of June 30, 2007 and 2006, and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2007 and 2006 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six month periods ended June 30, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union Bankshares and subsidiaries, as of December 31, 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Yount, Hyde & Barbour, P.C.
Yount, Hyde & Barbour, P.C.

Winchester, Virginia

August 9, 2007

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2006. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes, while some of the percentages presented are computed based on unrounded amounts. In addition, share and per share amounts for all periods presented herein have been retroactively adjusted to reflect the effect of the Company’s three-for-two stock split in October 2006.

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

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

Mergers and Acquisitions

The Company’s strategy focuses on high growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance and good asset quality, among other factors.

The Company accounts for acquisitions under the purchase method of accounting and accordingly is required to record the assets acquired, including identified intangible assets and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. These estimates also include the establishment of various accruals and allowances based on planned facility dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to at least annual impairment testing, or more frequently if certain indicators are in evidence, based on the fair value of net assets acquired compared to the carrying value of goodwill.

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

BUSINESS OVERVIEW

Union Bankshares Corporation is one of the largest community banking organizations based in Virginia, providing full service banking to the Northern, Central, Rappahannock, Tidewater and Northern Neck regions of Virginia through its bank subsidiaries, Union Bank and Trust Company (33 locations in the counties of Albemarle, Caroline, Chesterfield, Fluvanna, Hanover, Henrico, King George, King William, Nelson, Spotsylvania, Stafford, Westmoreland and the Cities of Fredericksburg and Charlottesville), Northern Neck State Bank (9 locations in the counties of Richmond, Westmoreland, Essex, Northumberland and Lancaster), Rappahannock National Bank (2 locations in Washington and Front Royal, Virginia), Bay Community Bank (4 locations in Williamsburg, Newport News and Grafton), and Prosperity Bank & Trust Company (3 locations in Springfield and Burke, Virginia). Recently, Union Bankshares announced it had entered into an agreement to acquire six branches of Provident Bank, a subsidiary of Provident Bankshares Corporation (NASDAQ: PBKS). These six branches are located in Charlottesville, Middleburg, Warrenton (2) and Winchester (2). All of these branches will become branches of Rappahannock National Bank except for the Charlottesville branch which will become a branch of Union Bank and Trust Company. Union Bank and Trust Company also operates a loan production office in Manassas. In addition to banking services as described above, Union Investment Services, Inc. provides full brokerage services; Union Mortgage Group, Inc. provides a full line of mortgage products; and Union Insurance Group, LLC offers various lines of insurance products. Bay Community Bank also owns a non-controlling interest in Johnson Mortgage Company, LLC.

Additional information is available on the Company’s website at www.ubsh.com. The shares of the Company are traded on the NASDAQ Global Select Market under the symbol “UBSH”.

Additionally, the Company has completed construction of a new 70,000 square foot operations center in Caroline County, Virginia at a cost of approximately $13 million. The facility is located just west of Interstate 95 near the intersection U.S. Route 1 and State Route 207 and is approximately twelve miles west of the current facility in Bowling Green, Virginia. The new facility will accommodate the Company’s anticipated growth and provide improved access to the Greater Richmond and Fredericksburg workforce. The Company has signed a contract for the sale of its former operations center and expects to close on that sale in the third quarter of 2007.

RESULTS OF OPERATIONS

Net Income

For the quarter ended June 30, 2007, net income increased $493 thousand, or 9.6%, to $5.6 million, on a linked quarter basis (current quarter to most recent quarter). This represents an increase in earnings per share, on a diluted basis, of 10.8%, or $.04. The improvement was highlighted by an increase in interest income, driven largely by loan growth within the commercial and construction loan portfolios, partially offset by increased funding costs.

For the three months ended June 30, 2007, net income was $5.6 million, down 16.0% from $6.7 million compared to the same quarter in 2006. Earnings per share, on a diluted basis, decreased $.08, or 15.8%, from $.50 to $.42 for the same quarter a year ago. Annualized return on average equity for the quarter ended June 30, 2007 was 11.07%, while return on average assets for the same period was 1.06%, compared to 14.02% and 1.33%, respectively, from the prior year’s same quarter. This decline was largely impacted by a lower net interest margin due to funding pressure and cost of funds outpacing yields on earning assets. Additionally, continued slowing in the mortgage banking sector contributed to the net decline.

For the six months ended June 30, 2007, net income was $10.8 million, down 17.1% from $13.0 million compared to the same period a year ago. This represents a decrease in earnings per share, on a diluted basis, of $.17, or 17.5%, from $.97 to $.80. Annualized return on average equity for the six months ended June 30, 2007 was 10.73%, while return on average assets was 1.03%, compared to 14.03% and 1.36%, respectively, for the same period in 2006. This decrease was partially related to increases in funding costs to support loan growth as well as a continued slowing in the mortgage banking sector. Additionally, during the first quarter of 2007, $750 thousand of specific loan loss reserves were released.

As a supplement to U.S. generally accepted accounting principles (“GAAP”), the Company also uses certain alternate financial measures to review its operating performance. Earnings per share on a cash basis for the quarter ended June 30, 2007 were $.44 as compared to $.53 for the same quarter a year ago and $.41 for the quarter ended March 31, 2007. Additionally, cash basis return on average tangible equity for the second quarter ended June 30, 2007 was 16.91% as compared to 21.84% in the prior year’s second quarter and 15.90% for the quarter ended March 31, 2007. Earnings per share on a cash basis and average tangible equity were $.85 and 16.41% and $1.01 and 20.11% for the six months ending June 30, 2007 and 2006, respectively.

Net Interest Income

For the three months ended June 30, 2007, net interest income, on a tax-equivalent basis, decreased $606 thousand or 2.9% to $20 million compared to last year’s same period. This reflects the corresponding decline in net interest margin, on a tax-equivalent basis, from 4.52% to 4.20%. This 32 basis point margin (36 basis point interest rate spread) decline was driven by increased costs of interest-bearing liabilities, which increased 66 basis points to 3.93% compared to increased yields on earning assets which rose only 30 basis points to 7.54%. Growth in certificates of deposit, coupled with declines in low-cost deposits and demand deposits, put pressure on the funding side of the balance sheet. Average interest-earning assets for the quarter ended June 30, 2007 increased approximately $81.4 million, or 4.46%, over the same period a year ago. This growth was driven primarily by increases in the commercial and construction loan portfolios. Average interest-bearing liabilities for the period ended June 30, 2007 increased approximately $107 million, or 7.05%, over the same period a year ago. This growth was driven primarily by increases in certificates of deposit offset by lower demand deposit and money market volume.

On a linked quarter basis, the tax-equivalent net interest margin for the quarter ended June 30, 2007 increased to 4.20%, or 11 basis points, from 4.09%. Net interest income increased by $1.1 million to $20 million for the quarter ended June 30, 2007. Contributing to the net interest margin expansion was favorable loan growth (principally within the commercial and construction loan portfolios) yielding 7.81% or a 13 basis point increase from the prior quarter. This was partially offset by increased reliance on short-term advances from the Federal Home Loan Bank of Atlanta (“FHLB”) mitigated by favorable demand deposit volume during a flat to inverted yield curve environment.

For the six months ended June 30, 2007, net interest income, on a tax-equivalent basis, declined $345 thousand, or .9%, to $38.8 million compared to last year’s same period. This compares to a corresponding decline in net interest margin, on a tax-equivalent basis, from 4.53% to 4.14%. This 39 basis point margin (44 basis point interest rate spread) decline was driven by increases in certificates of deposit and FHLB advances offset by lower savings and money market volumes. Total cost of interest-bearing liabilities increased 79 basis points, to 3.93%, compared to earning asset yield increases of only 35 basis points, to 7.49%. Favorable loan volumes (principally within the commercial, construction and indirect auto loan portfolios) offset by lower securities balances (due to investment securities called by the issuers) resulted in approximately $144.5 million, or 8.3%, of growth in total earning assets from the same period a year ago.

For the six months ended June 30, 2007, approximately $8.0 million ($6.2 million during the first quarter of 2007) of investment securities were called by the issuers resulting in gains of $508 thousand ($301 thousand during the first quarter of 2007). The proceeds from these calls plus additional funds were used to pay off approximately $15.0 million of higher cost (6.3%) FHLB advances. Penalties of approximately $513 thousand ($316 thousand during the first quarter of 2007) associated with the early payoff of these advances have been reflected as an interest expense adjustment in the net interest margin for the six months ended June 30, 2007. Absent this interest expense adjustment, net interest margin would have been 4.20%, instead of 4.14%, for the six months ending June 30, 2007

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended June 30,
	2007			2006			2005
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$169,359	$2,174	5.15%	$196,286	$2,544	5.20%	$150,968	$1,910	5.07%
Tax-exempt	97,521	1,760	7.24%	88,539	1,614	7.31%	75,046	1,422	7.60%

Total securities	266,880	3,934	5.91%	284,825	4,158	5.85%	226,014	3,332	5.91%
Loans, net (2) (3)	1,612,164	31,401	7.81%	1,493,093	28,012	7.53%	1,309,827	21,401	6.55%
Loans held for sale	22,332	359	6.45%	29,513	440	5.98%	38,400	609	6.36%
Federal funds sold	1,802	122	5.49%	14,266	285	5.01%	4,205	9	0.89%
Money market investments	146	1	1.72%	115	—	1.57%	84	—	2.61%
Interest-bearing deposits in other banks	901	12	5.21%	1,044	12	4.45%	2,326	17	2.87%
Other interest-bearing deposits	2,598	35	5.39%	2,598	32	4.91%	2,598	19	2.92%

Total earning assets	1,906,823	35,864	7.54%	1,825,454	32,939	7.24%	1,583,454	25,387	6.43%

Allowance for loan losses	(18,306)			(18,538)			(16,572)
Total non-earning assets	242,636			220,365			152,464

Total assets	$2,131,153			$2,027,281			$1,719,346

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Checking	$208,068	334	0.64%	$211,017	201	0.38%	$200,773	177	0.35%
Money market savings	154,105	885	2.30%	180,201	996	2.22%	183,643	727	1.59%
Regular savings	104,743	200	0.76%	124,880	289	0.93%	119,952	245	0.82%
Certificates of deposit:
$100,000 and over	448,728	5,535	4.95%	371,493	4,071	4.40%	243,826	2,125	3.50%
Under $100,000	451,845	5,086	4.51%	396,729	3,763	3.80%	362,450	2,784	3.08%

Total interest-bearing deposits	1,367,489	12,040	3.53%	1,284,320	9,320	2.91%	1,110,644	6,058	2.19%
Other borrowings	256,380	3,868	6.05%	232,639	3,057	5.27%	185,589	1,808	3.91%

Total interest-bearing liabilities	1,623,869	15,908	3.93%	1,516,959	12,377	3.27%	1,296,233	7,866	2.43%

Noninterest-bearing liabilities:
Demand deposits	285,414			305,654			242,183
Other liabilities	17,499			12,656			13,580

Total liabilities	1,926,782			1,835,269			1,551,996
Stockholders' equity	204,371			192,012			167,350

Total liabilities and stockholders' equity	$2,131,153			$2,027,281			$1,719,346

Net interest income		$19,956			$20,562			$17,521

Interest rate spread (4)			3.61%			3.97%			4.00%
Interest expense as a percent of average earning assets			3.35%			2.72%			1.99%
Net interest margin			4.20%			4.52%			4.44%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Foregone interest on previously charged off credits of $76 thousand and $94 thousand has been excluded for 2006 and 2005, respectively.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Six Months Ended June 30,
	2007			2006			2005
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:

Securities:
Taxable	$175,324	$4,505	5.18%	$181,954	$4,718	5.23%	$153,016	$3,829	5.05%
Tax-exempt	96,529	3,502	7.32%	83,246	3,064	7.42%	74,750	2,853	7.70%

Total securities	271,853	8,007	5.94%	265,200	7,782	5.92%	227,766	6,682	5.92%
Loans, net (2) (3)	1,589,154	61,061	7.75%	1,441,622	52,764	7.38%	1,292,630	41,477	6.47%
Loans held for sale	21,989	660	6.05%	26,649	856	6.48%	35,054	1,081	6.22%
Federal funds sold	2,801	385	5.47%	8,106	318	4.88%	2,644	11	0.86%
Money market investments	205	2	1.97%	103	1	2.46%	77	1	2.28%
Interest-bearing deposits in other banks	1,018	27	5.27%	854	18	4.34%	2,415	32	2.69%
Other interest-bearing deposits	2,598	69	5.36%	2,598	60	4.65%	2,598	34	2.65%

Total earning assets	1,889,618	70,211	7.49%	1,745,132	61,799	7.14%	1,563,184	49,318	6.36%

Allowance for loan losses	(18,704)			(17,936)			(16,535)
Total non-earning assets	237,918			196,811			149,691

Total assets	$2,108,832			$1,924,007			$1,696,340

Liabilities and Stockholders' Equity:

Interest-bearing deposits:
Checking	$207,137	652	0.63%	$203,147	$382	0.38%	$197,706	324	0.33%
Money market savings	158,008	1,802	2.30%	180,418	2,006	2.24%	187,689	1,365	1.47%
Regular savings	105,022	426	0.82%	120,267	549	0.92%	119,453	464	0.78%
Certificates of deposit:
$100,000 and over	447,017	10,942	4.94%	356,284	7,534	4.26%	232,836	3,959	3.43%
Under $100,000	452,264	10,078	4.49%	386,247	7,062	3.69%	361,588	5,406	3.01%

Total interest-bearing deposits	1,369,448	23,900	3.52%	1,246,363	17,533	2.84%	1,099,272	11,518	2.11%
Other borrowings	239,017	7,476	6.31%	204,037	5,086	5.03%	184,235	3,490	3.82%

Total interest-bearing liabilities	1,608,465	31,376	3.93%	1,450,400	22,619	3.14%	1,283,507	15,008	2.36%

Noninterest-bearing liabilities:
Demand deposits	280,430			273,480			233,309
Other liabilities	17,185			13,038			12,948

Total liabilities	1,906,080			1,736,918			1,529,764
Stockholders' equity	202,752			187,089			166,576

Total liabilities and stockholders' equity	$2,108,832			$1,924,007			$1,696,340

Net interest income		$38,835			$39,180			$34,310

Interest rate spread (4)			3.56%			4.00%			4.00%
Interest expense as a percent of average earning assets			3.35%			2.61%			1.94%
Net interest margin			4.14%			4.53%			4.43%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Foregone interest on previously charged off credits of $196 thousand and $114 thousand has been excluded for 2006 and 2005, respectively.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

Provision for Loan Losses

The provision for loan losses decreased slightly from $273 thousand in the second quarter of 2006 to $190 thousand for the same quarter in 2007. On a linked quarter basis, the provision for loan losses increased $175 thousand (without regard to a $750 thousand recapture noted during the first quarter of 2007 on a continuing non-performing credit relationship). This net increase was primarily due to loan growth and a nominal increase in loans that management has identified through its risk rating system as having potential weaknesses. For the six months ended June 30, 2007 the provision for loan losses decreased $1.4 million from $811 thousand from the same period a year ago. This decline was largely attributable to the reduction of estimated loss exposure to the continuing non-performing credit relationship.

Noninterest Income

Noninterest income for the three months ended June 30, 2007 declined $695 thousand, or 10.1%, from $6.9 million to $6.2 million compared to last year’s same quarter. This decline reflects lower mortgage segment income from the sale of loans of approximately $1.0 million, or 32%, less from the same quarter a year ago. Additionally, gains of $207 thousand related to investment securities called by the issuer were recorded in the second quarter of 2007. Excluding the aforementioned gains and lower mortgage segment income, noninterest income for the period increased approximately $133 thousand, or 3.5%, and was principally attributable to the increases in other service charges and deposit account charges of $228 thousand. These increases were mainly a result of increased brokerage commissions, overdraft fees and debit card transaction fee income.

On a linked quarter basis, noninterest income remained flat at $6.2 million from the quarter ended March 31, 2007. These results include gains of $207 thousand and $301 thousand related to investment securities called by the issuer during the second and first quarters of 2007, respectively. Excluding the aforementioned gains on the called securities, noninterest income increased approximately $98 thousand, or 1.7%, and was principally attributable to increases in other service charges and deposit account charges of $304 thousand (primarily overdraft fees and letter of credit fees) as well as lower gains from the sale of loans of $212 thousand from the mortgage segment.

For the six months ended June 30, 2007, noninterest income decreased $1.5 million, or 10.5%, from $13.8 million to $12.4 million for the same period in 2006. The decrease was principally driven by lower gains on sales within the mortgage segment of $1.5 million. Contributing to the decline were gains on the sale of real estate of $856 thousand during the first quarter of 2006 offset by gains of $508 thousand on called investment securities for the six months ending June 30, 2007. Excluding the sale of real estate and gains on called investment securities, noninterest income decreased $1.1 million, or 8.5%, primarily due to a reduction in revenue within the mortgage segment which was slightly offset by an increase in service charges on deposits and commissions and fees of $516 thousand.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2007 increased $457 thousand, or 2.7%, to $17.7 million compared to last year’s same period. Salaries and benefits decreased slightly by $28 thousand, or .29%, and were mainly attributable to normal compensation adjustments offset by lower commission expense from the mortgage segment. Other operating expenses increased $290 thousand, or 5.6%, and principally related to the operation of two additional branches, the relocation of two other branches for closer proximity to and convenience of customers, as well as the necessary infrastructure enhancements to support the Company’s continued growth. Some of the infrastructure enhancements include voice over internet protocol (VOIP) and the associated hardware and software to support this technology. Other initiatives include online check deposit technology, as well as enhancements to our internet banking delivery channel. Occupancy expenses increased $188 thousand, or 15.2%, and were principally attributable to increased facilities costs associated with the Company’s continued expansion. Some of these increased costs included depreciation, property insurance, rental expenses and, to a lesser extent, utility costs. In addition, the Company moved into its new 70,000 square foot operations center. This facility will allow for more effective deployment of the Company’s support services and provide sufficient space for anticipated growth over the next ten years. The second quarter of 2007 contained a full month of depreciation related to this new operations center in Caroline County. This expense is approximately $35 thousand per month and began in June 2007. Furniture and equipment expenses increased $7 thousand, or .6%, and were attributable to the related depreciation and software costs of the additional branches.

On a linked quarter basis, noninterest expense decreased by $293 thousand, or 1.6%, to $17.7 million from $18.0 million for the period ended June 30, 2007. Decreases in salaries and benefits of $321 thousand, or 3.2%, are primarily attributable to first quarter charges for incentive compensation as well as lower commissions from the mortgage segment. Increases in occupancy expenses of $31 thousand, or 2.2%, are principally due to a full month of operations (as stated above) of the new 70,000 square foot operations center. Other operating expenses increased $62 thousand, or 1.1%, principally driven by the Company’s continued rollout of infrastructure enhancements (e.g. VOIP) and the related hardware and software to support this technology throughout the branch and operations center network. Furniture and equipment expenses decreased $65 thousand, or 5.5%, as a result of lower depreciation and software amortization.

For the six months ended June 30, 2007, noninterest expense increased $2.8 million, or 8.5%, from $32.8 million to $35.6 million for the same period in 2006. These figures include the acquisition of Prosperity Bank & Trust Company (“Prosperity”) on April 1, 2006; therefore, results of operations include six months of activity for 2007 and only three months for 2006. Excluding this year’s first quarter of noninterest expense related to Prosperity of $1.1 million, total noninterest expense increased $1.7 million, or 5.1%, when compared to the prior year. The following increases exclude the first quarter 2007 noninterest expenses of Prosperity. Other operating expenses increased $746 thousand, or 7.7%, and principally relate to two additional branches, relocation of two other branches as well as the infrastructure enhancements to support VOIP. Salary and benefits increased $494 thousand, or 2.6%, and may be attributed to normal compensation adjustments offset by lower commissions from the mortgage segment. Occupancy expense increased $373 thousand, or 16%, and was principally related to the Company’s continued expansion. These costs include depreciation, property insurance and to a lesser extent utility costs. Furniture and fixtures increased $56 thousand, or 2.6%.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of June 30, 2007. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rates for the three months and six months ended June 30, 2007 were 25.6% and 26.7% respectively, compared to 28.5% and 28.7%, respectively, for the same periods in 2006.

SEGMENT INFORMATION

Community Banking Segment

For the three months ended June 30, 2007, net income for the community banking segment decreased 12.1%, or $801 thousand, from $6.6 million to $5.8 million from the same quarter last year. This decline was partially attributable to net interest margin compression (from 4.38% to 4.02%) which resulted in a net interest income decline of $805 thousand, or 4.0%, over the same period. The provision for loan loss decreased $83 thousand, from $273 thousand, to $190 thousand during this period.

Noninterest income increased $340 thousand, or 8.9%, in the second quarter of 2007 from the same period a year earlier. The increase was primarily related to gains on sales of called investment securities totaling $206 thousand. Additionally, brokerage income and service charges on deposits added approximately $228 thousand of increased income. Noninterest expense increased $984 thousand, or 6.9%, mainly due to increases in salary and benefits of $524 thousand, other operating expenses of $294 thousand, occupancy expenses of $141 thousand, and furniture and fixtures of $25 thousand. These increased costs related to the opening of two new branches since the second quarter of 2006 as well as the relocation of two existing branches to new sites during 2006. Other increased costs are reflective of our continued investment in people and technology necessary to support our growth and service goals.

On a linked quarter basis, community bank segment net income increased $517 thousand, or 9.8%, for the period ended June 30, 2007. Increases in net interest income, additional service charge income from deposits and brokerage income as well as less expense related to salaries and benefits contributed favorably to the linked quarter improvement. Additionally, during the first quarter of 2007, $750 thousand of specific loan loss reserves were released (See Asset Quality). Net interest income increased $981 thousand, or 5.4%, to $19.1 million. Contributing to this was favorable average loan growth of approximately $46 million yielding 7.8%, funded by $10 million in demand deposit growth offset by purchased funding with a cost of 6.1%. Total noninterest income increased $203 thousand, or 5.1%, and was related to service charges on deposits and brokerage income. Noninterest expenses declined $203 thousand, or 1.3%, and were partially related to incentive compensation payouts during the first quarter.

For the six months ended June 30, 2007, compared to the same period in 2006, net income for the community banking segment decreased 13.7%, or approximately $1.8 million, from $12.9 million to $11.1 million. Net interest income declined $613 thousand, or 1.6%. Additionally, during the first quarter of 2007, $750 thousand of specific loan loss reserves were released. Net interest income after the provision for loan loss recapture was $743 thousand, or an increase of 2%, from a year ago. Noninterest income for the six months ended June 30, 2007 remained relatively flat, increasing only $38 thousand. If not for the gains from the called investment securities of $508 thousand in 2007 and gains from the sale of real estate of $856 thousand from 2006, the increase in noninterest income would have been $386 thousand, or 5.3%, over the prior year. Noninterest expense increased $3.5 million, or 13.0%, to $30.7 million for the six months ending June 30, 2007 compared to the same period a year ago. Salary and benefits contributed $1.7 million of this increase. Other operating expense comprised $1.3 million. Occupancy and furniture and fixtures expense were $383 thousand and $172 thousand, respectively. Additionally, six months of Prosperity’s noninterest expenses were included in the first half of 2007 compared to only three months for the same period in 2006. The first quarter of 2007 noninterest expenses for Prosperity were $1.1 million.

Mortgage Segment

For the three months ended June 30, 2007, net income for the mortgage segment declined $271 thousand from $108 thousand net income to a net loss of $163 thousand compared to the same quarter in 2006. Although loan profitability ratios were similar to those achieved during the middle quarters of 2006, overall loan volume decreased 32.6% from the same period last year resulting in a similar decline in loan revenue. The housing market for both new construction and existing sales continued to slump during the quarter, providing fewer origination opportunities than during the same quarter last year. Reduced mortgage loan demand, combined with rising interest rates and tightening secondary market underwriting requirements have slowed both purchase and refinance production. Net interest income in this segment grew $56 thousand, or 124.4%, over the same period as interest margins improved over the prior year. The mortgage segment reserved approximately $35 thousand for losses related to early payment defaults on loans sold to investors, a decline of approximately 47.0% from the reserves recorded during the same period last year.

On a linked quarter basis, mortgage segment net income declined $24 thousand from a net loss of $139 thousand to a net loss of $163 thousand. Net interest income increased $78 thousand as interest margins improved by 19.2% on average over the prior quarter. While originations declined 1.7%, loan revenue fell 9.0% as market demand shifted towards less profitable loan products and the secondary market tightened product offerings.

For the six months ended June 30, 2007, mortgage segment net income declined $472 thousand, from net income of $170 thousand to a net loss of $302 thousand. This is principally due to a 25.4% decline in loan originations, from $258.4 million to $192.8 million, for the six months ending June 30, 2006 and 2007, respectively.

BALANCE SHEET

Balance Sheet Overview

For the three months ended June 30, 2007, total assets were approximately $2.2 billion compared to $2.1 billion at December 31, 2006 and June 30, 2006. Net loans increased $87.7 million, or 5.7%, and $125.4 million, or 8.4%, from December 31, 2006 and June 30, 2006, respectively. Loan growth was concentrated in the commercial and construction loan portfolios from the same quarter a year ago and from December 31, 2006. Total cash and cash equivalents decreased $29.1 million, or 34.5%, from June 30, 2006. A primary driver of this decrease was lower volumes of federal funds sold. Deposits grew $33.1 million, or 2.1%, over June 30, 2006 levels but decreased $17.7 million, or 1.1%, from December 31, 2006. The growth over June 30, 2006 was principally attributed to certificates of deposit whereas the decline from year-end 2006 related principally to money market accounts. Total borrowings also increased by $26.6 million and $70.4 million to $159.2 million, from June 30, 2006 and December 31, 2006, respectively. The Company’s equity to assets ratio has increased slightly from 8.9% at June 30, 2006 to 9.53% at December 31, 2006 and 9.41% at June 30, 2007.

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

As of June 30, 2007, cash, interest-bearing deposits in other banks, money market investments, Federal Funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year totaled $1.4 billion, or 71.2%, of total earning assets. As of June 30, 2007, approximately $1 billion, or 61.6%, of total loans, are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal Funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	June 30, 2007	% of Total Loans	December 31, 2006	% of Total Loans	June 30, 2006	% of Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$265,278	16.2%	$263,770	17.0%	$267,169	17.7%
Commercial	480,453	29.4%	448,691	29.0%	438,558	29.0%
Construction	372,111	22.7%	324,606	20.9%	321,912	21.3%
Second mortgages	38,944	2.4%	35,584	2.3%	30,795	2.0%
Equity lines of credit	119,681	7.3%	112,079	7.2%	102,974	6.8%
Multifamily	34,757	2.1%	29,263	1.9%	29,902	2.0%
Agriculture	15,745	1.0%	12,903	0.8%	11,209	0.7%

Total real estate loans	1,326,969	81.1%	1,226,896	79.2%	1,202,519	79.5%

Commercial Loans	122,421	7.5%	136,617	8.8%	140,164	9.3%

Consumer installment loans
Personal	154,358	9.4%	153,865	9.9%	140,972	9.4%
Credit cards	11,115	0.7%	9,963	0.6%	8,878	0.6%

Total consumer installment loans	165,473	10.1%	163,828	10.6%	149,850	10.0%

All other loans	21,482	1.3%	22,104	1.4%	18,713	1.2%

Gross loans	$1,636,345	100.0%	$1,549,445	100.0%	$1,511,246	100.0%

Less unearned income on loans	—		—		37

Loans, net of unearned income	$1,636,345		$1,549,445		$1,511,209

As reflected in the loan table, at June 30, 2007, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in residential 1-4 family, commercial and construction. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring process, including oversight by a centralized credit administration function and credit risk and policy management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

The Company’s asset quality remains strong. The allowance for loan losses represents management’s estimate of the amount adequate to provide for potential losses inherent in the loan portfolio. The Company’s management has established an allowance for loan losses which it believes is adequate for the risk of loss inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies.

The Company maintains a list of loans that have potential weaknesses which may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the adequacy of the Company’s allowance for loan losses. At June 30, 2007, nonperforming assets totaled $8.5 million, including a single credit relationship totaling $7.5 million. The Company entered into a workout agreement with the borrower in this credit relationship during March 2004. Under the terms of the agreement, the Company extended further credit secured by additional property with significant equity. During the first quarter of 2007, such equity was extracted from this relationship, reducing nonperforming assets totals on this relationship from $10.7 million as of June 30, 2006 to $7.9 million, and resulting in the recapture of $750 thousand in specific reserves. In the second quarter of 2007, approximately $400 thousand of this relationship returned to accrual status, further reducing the nonperforming balance to $7.5 million as of the end of June 30, 2007. Despite the lengthy nature of this workout, the Company continues to have dialogue with the borrower toward a resolution of the affiliated loans and anticipates that this workout will result in further reductions of the Company’s overall exposure to the borrower. The loans to this relationship continue to be secured by real estate (two assisted living facilities).

Net charge-offs were $88 thousand for the quarter ended June 30, 2007, compared to net charge-offs of $27 thousand in the same quarter last year and $162 thousand for the quarter ended March 31, 2007. While up from a year ago, these charge-off levels remain very low. At June 30, 2007, nonperforming assets totaled $8.5 million, including the single credit relationship totaling $7.5 million.

The following table sets forth selected asset quality data and ratios (dollars in thousands):

	June 30, 2007	December 31, 2006	June 30, 2006
Nonaccrual loans	$8,232	$10,873	$11,291
Foreclosed properties	—	—	—
Real estate investment	—	—	—
Other real estate owned	217	—	—

Total nonperforming assets	$8,449	$10,873	$11,291

Balances
Allowance for loan losses	$18,353	$19,148	$18,662
Average loans, net of unearned income	1,589,154	1,489,794	1,441,622
Loans, net of unearned income	1,636,345	1,549,445	1,511,209

Ratios
Allowance for loan losses to loans	1.12%	1.24%	1.23%
Allowance for loan losses to nonperforming assets	217.22%	176.11%	165.28%
Nonperforming assets to loans & other real estate	0.52%	0.70%	0.75%
Net charge-offs (recoveries) to average loans	0.03%	0.01%	0.01%

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

The Federal Reserve, along with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a total risk-based capital ratio of 12.28% and a Tier 1 risk-based capital ratio of 11.25% as of June 30, 2007, which allowed the Company to meet the definition of

“well capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2007. The Company’s current strategic plan includes a targeted equity to asset ratio between 8% and 9%. As of June 30, 2007, the ratio was 9.41%.

In connection with the latest acquisitions, Prosperity and Guaranty, the Company has issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

The following summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	June 30, 2007	December 31, 2006	June 30, 2006
Tier 1 capital	$200,420	$194,041	$183,139
Tier 2 capital	18,353	19,148	18,662
Total risk-based capital	218,773	213,189	201,801
Risk-weighted assets	1,782,098	1,668,699	1,642,325

Capital ratios:
Tier 1 risk-based capital ratio	11.25%	11.63%	11.15%
Total risk-based capital ratio	12.28%	12.78%	12.29%
Leverage ratio (Tier 1 capital to average adjusted assets)	9.69%	9.57%	9.32%
Stockholders' equity to assets	9.41%	9.53%	8.99%
Tangible equity to tangible assets	6.84%	6.87%	7.25%

NON-GAAP MEASURES

In reporting the results as of June 30, 2007, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. For the six months ended June 30, 2007, cash basis operating earnings per share were $.85 per share as compared to $1.01 per share for the same period in 2006. Annualized cash basis returns on average tangible equity and assets for the six months ended June 30, 2007 were 16.41% and 1.12%, respectively, compared to 20.11% and 1.46%, respectively, for the same period in 2006.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.

A reconciliation of these non-GAAP measures from their respective GAAP basis measures is presented in the following table (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income	$5,641	$6,713	$10,789	$13,021
Plus: core deposit intangible amortization, net of tax	297	297	595	495

Cash basis operating earnings	5,938	7,010	11,384	13,516

Average assets	2,131,153	2,027,281	2,108,832	1,924,007
Less: average goodwill	51,881	49,812	50,990	40,606
Less: average core deposit intangibles	11,646	13,461	11,876	10,921

Average tangible assets	2,067,626	1,964,008	2,045,966	1,872,480

Average equity	204,371	192,012	202,752	187,089
Less: average goodwill	51,881	49,812	50,990	40,606
Less: average core deposit intangibles	11,646	13,461	11,876	10,921

Average tangible equity	140,844	128,739	139,886	135,562

Weighted average shares outstanding, diluted	13,412,933	13,339,216	13,411,830	13,340,614
Cash basis earnings per share, diluted	$0.44	$0.53	$0.85	$1.01
Cash basis return on average tangible assets	1.15%	1.43%	1.12%	1.46%
Cash basis return on average tangible equity	16.91%	21.84%	16.41%	20.11%

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

Interest rate risk is monitored through the use of three complementary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk models has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate re-pricing values, is less utilized because it does not effectively measure the options risk impact on the Company and is not addressed here. Earnings simulation and economic value models, which more effectively measure the cash flow and optionality impacts, are utilized by management on a regular basis and are explained below.

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12-month time horizon by applying 12-month rate ramps (with interest rates rising gradually versus an immediate increase or “shock” in rates) of 50 basis points up to 200 basis points. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for the six months ended June 30, 2007:

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+200 basis points	2.73%	2,284
+50 basis points	0.68%	566
Most likely rate scenario	0.00%	—
-50 basis points	-0.60%	(499)
-200 basis points	-2.49%	(2,082)

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12-months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the six months ended June 30, 2007:

	Change In Economic Value Of Equity
	%	$
Change in Yield Curve:
+200 basis points	-4.61%	(16,889)
+50 basis points	-1.02%	(3,743)
Most likely rate scenario	0.00%	—
-50 basis points	1.11%	4,068
-200 basis points	1.51%	5,513

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 1A – Risk Factors

As of June 30, 2007 there were no material changes to the risk factors previously disclosed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 17, 2007, at which time stockholders were asked to consider one proposal, as follows:

To elect three directors to serve as Class II directors for three-year terms; and

The vote tabulation was as follows:

Election of three Class II directors to serve for a term of three years:

Directors	Votes For	Votes Withheld
Ronald L. Hicks	10,471,441	292,346
W. Taylor Murphy, Jr.	10,435,385	328,402
A. D. Whittaker	10,470,556	293,231

The following directors’ terms of office continued after the 2006 annual meeting:

Douglas E. Caton

R. Hunter Morin

Ronald L. Tillett

G. William Beale

Patrick J. McCann

Hullihen W. Moore

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

Union Bankshares Corporation
(Registrant)

Date: August 9, 2007	By:	/s/ G. William Beale
G. William Beale,
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ D. Anthony Peay
D. Anthony Peay,
Executive Vice President and Chief Financial Officer