Form 10-Q
period 2007-09-30
UNION BANKSHARES CORP
filed 2007-11-09
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares of common stock outstanding as of November 6, 2007 was 13,389,189.

UNION BANKSHARES CORPORATION

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	September 30, 2007	December 31, 2006	September 30, 2006
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$45,712	$55,511	$46,170
Interest-bearing deposits in other banks	1,238	950	1,774
Money market investments	192	322	275
Other interest-bearing deposits	2,598	2,598	2,598
Federal funds sold	732	16,509	38

Total cash and cash equivalents	50,472	75,890	50,855

Securities available for sale, at fair value	276,672	282,824	291,431

Loans held for sale	20,717	20,084	26,777

Loans, net of unearned income	1,683,742	1,549,445	1,547,788
Less allowance for loan losses	18,556	19,148	19,091

Net loans	1,665,186	1,530,297	1,528,697

Bank premises and equipment, net	75,398	63,461	58,580
Other real estate owned	217	—	—
Core deposit intangibles, net	12,407	12,341	12,798
Goodwill	56,075	50,049	50,049
Other assets	61,888	57,945	58,023

Total assets	$2,219,032	$2,092,891	$2,077,210

LIABILITIES
Noninterest-bearing demand deposits	$286,675	$292,262	$302,770
Interest-bearing deposits:
NOW accounts	205,063	212,328	204,371
Money market accounts	162,183	165,202	171,304
Savings accounts	107,232	107,163	114,392
Time deposits of $100,000 and over	446,401	442,953	413,135
Other time deposits	454,787	446,000	423,649

Total interest-bearing deposits	1,375,666	1,373,646	1,326,851

Total deposits	1,662,341	1,665,908	1,629,621

Securities sold under agreements to repurchase	70,493	62,696	61,392
Other short-term borrowings	129,700	—	27,409
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	69,500	88,850	89,500
Other liabilities	18,437	15,711	14,907

Total liabilities	2,010,781	1,893,475	1,883,139

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 13,388,789 shares, 13,303,520 shares, and 13,273,964 shares, respectively.	17,813	17,716	17,699
Surplus	39,693	38,047	37,115
Retained earnings	151,104	142,168	137,992
Accumulated other comprehensive income (loss)	(359)	1,485	1,265

Total stockholders’ equity	208,251	199,416	194,071

Total liabilities and stockholders’ equity	$2,219,032	$2,092,891	$2,077,210

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Interest and dividend income:
Interest and fees on loans	$32,530	$29,847	$94,022	$83,377
Interest on Federal funds sold	221	520	606	838
Interest on deposits in other banks	20	26	47	44
Interest on money market investments	1	1	3	3
Interest on other interest-bearing deposits	34	34	103	94
Interest and dividends on securities:
Taxable	2,230	2,619	6,735	7,337
Nontaxable	1,215	1,122	3,491	3,113

Total interest and dividend income	36,251	34,169	105,007	94,806

Interest expense:
Interest on deposits	12,078	10,502	35,977	28,036
Interest on Federal funds purchased	432	487	1,000	747
Interest on short-term borrowings	2,256	1,349	4,223	3,333
Interest on long-term borrowings	2,137	2,066	7,078	4,908

Total interest expense	16,903	14,404	48,278	37,024

Net interest income	19,348	19,765	56,729	57,782
Provision for (recapture of) loan losses	432	485	(113)	1,296

Net interest income after provision for (recapture of) loan losses	18,916	19,280	56,842	56,486

Noninterest income:
Service charges on deposit accounts	1,947	1,877	5,590	5,301
Other service charges, commissions and fees	1,525	1,467	4,526	4,171
Gains on securities transactions, net	93	279	601	286
Gains on sales of loans	2,024	2,804	6,500	8,756
Gains (losses) on sales of other real estate	317	(7)	308	872
Other operating income	376	599	1,178	1,515

Total noninterest income	6,282	7,019	18,703	20,901

Noninterest expenses:
Salaries and benefits	9,230	9,609	28,787	28,284
Occupancy expenses	1,560	1,332	4,373	3,660
Furniture and equipment expenses	1,213	1,150	3,510	3,336
Other operating expenses	5,975	5,350	16,933	14,990

Total noninterest expenses	17,978	17,441	53,603	50,270

Income before income taxes	7,220	8,858	21,942	27,117
Income tax expense	1,863	2,330	5,796	7,568

Net income	$5,357	$6,528	$16,146	$19,549

Earnings per share, basic	$0.40	$0.49	$1.21	$1.48

Earnings per share, diluted	$0.40	$0.49	$1.20	$1.46

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance - December 31, 2005	$17,595	$35,426	$124,531	$1,806		$179,358

Comprehensive income:
Net income			19,549		$19,549	19,549
Unrealized holding losses arising during the period (net of taxes, $116)					(355)
Reclassification adjustment for gains included in net income (net of taxes, $100)					(186)

Other comprehensive loss (net of taxes, $216)				(541)	(541)	(541)

Total comprehensive income					$19,008

Cash dividends ($.46 per share)			(6,088)			(6,088)
Stock repurchased from option exchange (540 shares)	(1)					(1)
Issuance of common stock under Dividend Reinvestment Plan (24,756 shares)	33	634				667
Issuance of common stock under Incentive Stock Option Plan (44,970 shares)	60	629				689
Stock-based compensation expense		184				184
Issuance of restricted stock under Incentive Stock Option Plan (8,775 shares)	12	242				254

Balance - September 30, 2006	$17,699	$37,115	$137,992	$1,265		$194,071

Balance - December 31, 2006	$17,716	$38,047	$142,168	$1,485		$199,416

Comprehensive income:
Net income			16,146		$16,146	16,146
Unrealized holding losses arising during the period (net of taxes, $783)					(1,453)
Reclassification adjustment for gains included in net income (net of taxes, $210)					(391)

Other comprehensive loss (net of taxes, $993)				(1,844)	(1,844)	(1,844)

Total comprehensive income					$14,302

Cash dividends ($.54 per share)			(7,210)			(7,210)
Issuance of common stock under Dividend Reinvestment Plan (34,306 shares)	45	741				786
Issuance of common stock under Incentive Stock Option Plan (38,973 shares)	51	491				542
Issuance of common stock for services rendered (470 shares)	1	13				14
Stock-based compensation expense		401				401

Balance - September 30, 2007	$17,813	$39,693	$151,104	$(359)		$208,251

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Dollars in thousands)

(Unaudited)

	2007	2006
Operating activities:
Net income	$16,146	$19,549
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization of bank premises and equipment	3,391	2,847
Amortization, net	1,834	1,786
Provision for (recapture of) loan losses	(113)	1,296
(Decrease) increase in loans held for sale, net	(633)	1,291
Gains on the sale of investment securities	(601)	(286)
Gains on sales of other real estate owned and premises, net	(308)	(873)
Stock-based compensation expense	401	268
Increase in other assets	(5,642)	(5,786)
Increase (decrease) in other liabilities	2,726	(1,611)

Net cash and cash equivalents provided by operating activities	17,201	18,481

Investing activities:
Purchases of securities available for sale	(38,481)	(42,352)
Proceeds from sales of securities available for sale	146	675
Proceeds from maturities, calls and paydowns of securities available for sale	42,276	29,657
Net increase in loans	(134,776)	(109,113)
Purchases of bank premises and equipment, net	(12,810)	(15,880)
Cash paid in bank acquisition	—	(35,955)
Cash received in bank acquisitions	35,636	17,148
Proceeds from the sale of other real estate owned	—	1,236

Net cash and cash equivalents used in investing activities	(108,009)	(154,584)

Financing activities:
Net decrease in noninterest-bearing deposits	(14,173)	(7,746)
Net increase (decrease) in interest-bearing deposits	(32,702)	69,410
Net increase (decrease) in short-term borrowings	137,497	(19,295)
Net increase (decrease) in long-term borrowings	(19,350)	42,500
Proceeds from the issuance of trust preferred capital notes	—	37,114
Cash dividends paid	(7,210)	(6,088)
Tax benefit from the exercise of equity-based awards	—	170
Issuance of common stock	1,328	1,356
Stock repurchased under Stock Repurchase Plan and option exchange	—	(1)

Net cash and cash equivalents provided by financing activities	65,390	117,420

Decrease in cash and cash equivalents	(25,418)	(18,683)
Cash and cash equivalents at beginning of the period	75,890	69,538

Cash and cash equivalents at end of the period	$50,472	$50,855

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$48,133	$36,122
Income taxes	6,090	8,711

Supplemental schedule of noncash investing and financing activities
Unrealized losses on securities available for sale	$(2,837)	$(756)
Transfer of loans to other real estate owned	217	—

Transactions related to bank acquisitions
Increase in assets and liabilities:
Loans	$—	$75,742
Securities	—	34,003
Other Assets	7,672	26,229
Noninterest bearing deposits	8,586	52,431
Interest bearing deposits	34,722	59,011
Borrowings	—	4,668
Other Liabilities	—	1,057

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

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

On September 7, 2007, the Company completed the previously announced acquisition of six Virginia branches of Provident Bank (“Acquired Bank Branches”), a subsidiary of Provident Bankshares Corporation (NASDAQ:PBKS). These six branches are located in Charlottesville, Middleburg, Warrenton (2) and Winchester (2). Deposits assumed in this branch acquisition totaled approximately $44 million. There were no loans included in the transaction. The acquisition required the approval of various regulatory agencies and the satisfaction of certain other standard conditions.

The Acquired Bank Branches were accounted for as a purchase which required the Company to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition costs being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The acquisition was financed internally.

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

The Prosperity acquisition was accounted for as a purchase which required the Company to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition costs being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The acquisition was financed with proceeds from the issuance of trust preferred capital notes.

Acquisitions are accounted for as purchases with the results of their operations subsequent to the acquisition date included in the Company’s Condensed Consolidated Statements of Income. The Company’s merger-related costs for both the three and nine months ended September 30, 2007 for the Acquired Bank Branches were $64 thousand. The Company’s merger-related costs for the three and nine months ended September 30, 2006 for Prosperity were $44 thousand and $170 thousand, respectively.

3.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R (Revised 2004), Statement of Financial Accounting Standard (“SFAS”) Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the costs resulting from all share-based payments to employees be recognized in the financial statements.

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company. The Company’s 2003 Stock Incentive Plan replaced the 1993 Stock Incentive Plan, and became effective on July 1, 2003, after shareholders approved the plan at the annual meeting of shareholders. The stock incentive plan makes available 525,000 shares which may be awarded to employees of the Company in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy share-based awards. As of September 30, 2007, approximately 309,514 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

For the three month and nine month periods ended September 30, 2007, the Company recognized stock-based compensation expense of approximately $106 thousand and $306 thousand, net of tax, or approximately $.01 and $.02 per share, respectively, in accordance with SFAS No. 123R.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2007:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2006	304,536	$18.28
Granted	22,400	27.62
Exercised	(38,973)	14.40
Forfeited	(2,360)	26.45

Options outstanding, September 30, 2007	285,603	19.47

Options exercisable, September 30, 2007	227,645	17.47

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the nine months ended September 30, 2007:

	Nine Months Ended September 30,
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

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of September 30, 2007 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	285,603	227,645
Weighted average remaining contractual life in years	5.23	4.49
Weighted average exercise price on shares above water	$19.47	$17.47
Aggregate intrinsic value	$1,321	$1,300

The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2007 was approximately $33 thousand and $457 thousand, respectively. The fair value of stock options vested during the nine months ended September 30, 2007 was approximately $233 thousand. Cash received from the exercise of stock options for the three and nine months ended September 30, 2007 was approximately $79 thousand and $561 thousand, respectively. The tax benefit realized from disqualifying dispositions during the nine months ended September 30, 2007 was zero.

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

The following table summarizes the nonvested stock activity for the nine months ended September 30, 2007:

	Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2006	33,213	$27.24
Granted	28,012	28.53
Vested	—	—
Forfeited	(2,600)	27.73

Balance, September 30, 2007	58,625	27.84

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of September 30, 2007 will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For remaining three months of 2007	$40	$103	$143
For year ended December 31, 2008	128	410	538
For year ended December 31, 2009	87	331	418
For year ended December 31, 2010	83	202	285
For year ended December 31, 2011	41	21	62
For year ended December 31, 2012	5	—	5

Total	$384	$1,067	$1,451

4.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	September 30, 2007	September 30, 2006
Beginning balance	$19,148	$17,116
Allowance of acquired banks	—	785
Recoveries credited to allowance	282	347
Loans charged off	(761)	(453)
Provision for (recapture of) loan losses	(113)	1,296

Ending balance	$18,556	$19,091

5.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. There were 96,689 anti-dilutive awards as of September 30, 2007 and 25,139 anti-dilutive awards as of September 30, 2006.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2007 and 2006 (dollars and shares in thousands, except per share amounts):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Three Months ended September 30, 2007
Basic EPS	$5,357	13,350	$0.40
Effect of dilutive stock awards	—	70	—

Diluted EPS	$5,357	13,420	$0.40

For the Three Months ended September 30, 2006
Basic EPS	$6,528	13,245	$0.49
Effect of dilutive stock awards	—	122	—

Diluted EPS	$6,528	13,367	$0.49

For the Nine Months ended September 30, 2007
Basic EPS	$16,146	13,330	$1.21
Effect of dilutive stock awards	—	86	(0.01)

Diluted EPS	$16,146	13,416	$1.20

For the Nine Months ended September 30, 2006
Basic EPS	$19,549	13,222	$1.48
Effect of dilutive stock awards	—	127	(0.02)

Diluted EPS	$19,549	13,349	$1.46

6.	TRUST PREFERRED CAPITAL NOTES

On March 30, 2006, the Company formed Statutory Trust II, a wholly owned subsidiary, for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate at September 30, 2007 was 6.63%. The redeemable capital securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the financial statements.

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation (“Guaranty”). On March 18, 2004, $22.5 million of Trust Preferred Capital Notes were issued through a pooled underwriting totaling approximately $858.8 million. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate at September 30, 2007 was 7.98%. The redeemable capital securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $696 thousand is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the financial statements.

7.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business. The community bank business includes five banks, which provide loan, deposit, investment, and other banking services to retail and commercial customers throughout their 57 retail locations in Virginia and the D.C. metro area. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimus risk.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three and nine months ended September 30, 2007 and 2006 is as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated
Three Months Ended September 30, 2007
Net interest income	$19,289	$59	$—	$19,348
Provision for loan losses	432	—	—	432

Net interest income after provision for loan losses	18,857	59	—	18,916
Noninterest income	4,329	2,024	(71)	6,282
Noninterest expenses	15,683	2,366	(71)	17,978

Income (loss) before income taxes	7,503	(283)	—	7,220
Income tax expense (benefit)	1,975	(112)	—	1,863

Net income (loss)	$5,528	$(171)	$—	$5,357

Total assets	$2,216,376	$23,359	$(20,703)	$2,219,032

Three Months Ended September 30, 2006
Net interest income	$19,699	$66	$—	$19,765
Provision for loan losses	485	—	—	485

Net interest income after provision for loan losses	19,214	66	—	19,280
Noninterest income	4,283	2,804	(68)	7,019
Noninterest expenses	14,720	2,789	(68)	17,441

Income before income taxes	8,777	81	—	8,858
Income tax expense	2,300	30	—	2,330

Net income	$6,477	$51	$—	$6,528

Total assets	$2,069,379	$30,258	$(22,427)	$2,077,210

Nine Months Ended September 30, 2007
Net interest income	$56,546	$183	$—	$56,729
Recapture of loan losses	(113)	—	—	(113)

Net interest income after recapture of loan losses	56,659	183	—	56,842
Noninterest income	12,430	6,482	(209)	18,703
Noninterest expenses	46,356	7,456	(209)	53,603

Income (loss) before income taxes	22,733	(791)	—	21,942
Income tax expense (benefit)	6,114	(318)	—	5,796

Net income (loss)	$16,619	$(473)	$—	$16,146

Total assets	$2,216,376	$23,359	$(20,703)	$2,219,032

Nine Months Ended September 30, 2006
Net interest income	$57,569	$213	$—	$57,782
Provision for loan losses	1,296	—	—	1,296

Net interest income after provision for loan losses	56,273	213	—	56,486
Noninterest income	12,346	8,756	(201)	20,901
Noninterest expenses	41,869	8,602	(201)	50,270

Income before income taxes	26,750	367	—	27,117
Income tax expense	7,422	146	—	7,568

Net income	$19,328	$221	$—	$19,549

Total assets	$2,069,379	$30,258	$(22,427)	$2,077,210

8.	STOCK REPURCHASE

The Board of Directors has authorized management of the Company to buy up to 150,000 shares of its outstanding common stock in the open market at prices that management determines to be prudent. This authorization expires May 31, 2008. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock. It is anticipated that any repurchased shares will be used primarily for general corporate purposes, including the dividend reinvestment and tock purchase plan, the 2003 Stock Incentive Plan, and other employee benefit plans. No shares have been purchased under this authorization to date.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact, if any, SFAS 159 may have on its consolidated financial statements.

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

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 15 years. As part of the purchase price allocation for the acquisition of Prosperity in 2006, the Company recorded $5.5 million in core deposit intangible assets and $20.6 million in goodwill. As part of the purchase price allocation for the acquisition of deposits related to the Acquired Bank Branches in September 2007, the Company recorded approximately $5.4 million in goodwill and core deposit intangibles. The core deposit intangible assets recorded for the Prosperity acquisition are being amortized over an average of 9.1 years. The core deposit intangible assets recorded for the Acquired Bank Branches are expected to be amortized over an average of 7.9 years.

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2007
Amortizable core deposit intangibles	$20,589	$8,182	$12,407
Unamortizable goodwill	56,416	341	56,075

December 31, 2006
Amortizable core deposit intangibles	$19,137	$6,796	$12,341
Unamortizable goodwill	50,391	342	50,049

September 30, 2006
Amortizable core deposit intangibles	$19,137	$6,339	$12,798
Unamortizable goodwill	50,391	342	50,049

11.	COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At September 30, 2007 and 2006, the Company had outstanding loan commitments approximating $709.7 million and $680.8 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $28.4 million and $33.6 million at September 30, 2007 and 2006, respectively.

At September 30, 2007, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union Bank and Trust Company, had rate lock commitments to originate mortgage loans amounting to $33.7 million and loans held for sale of $20.7 million. Union Mortgage has entered into corresponding mandatory commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $54.4 million. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

12.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities as of September 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
September 30, 2007
U.S. government and agency securities	$6,488	$—	$(39)	$6,449
Obligations of states and political subdivisions	109,712	1,383	(1,188)	109,907
Corporate and other bonds	15,126	994	(157)	15,963
Mortgage-backed securities	129,809	191	(1,628)	128,373
Federal Reserve Bank stock - restricted	3,097	—	—	3,097
Federal Home Loan Bank stock - restricted	12,135	—	—	12,135
Other securities	732	16	—	748

Total securities	$277,099	$2,584	$(3,012)	$276,672

December 31, 2006
U.S. government and agency securities	$9,973	$—	$(144)	$9,829
Obligations of states and political subdivisions	101,621	2,778	(177)	104,222
Corporate and other bonds	25,750	1,620	(168)	27,202
Mortgage-backed securities	132,189	337	(1,916)	130,610
Federal Reserve Bank stock - restricted	3,097	—	—	3,097
Federal Home Loan Bank stock - restricted	7,554	—	—	7,554
Other securities	279	24	—	310

Total securities	$280,463	$4,766	$(2,405)	$282,824

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2007.

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
U.S. government and agency securities	$—	$—	$6,449	$(39)	$6,449	$(39)
Obligations of states and political subdivisions	32,131	(990)	7,325	(198)	39,456	(1,188)
Corporate and other bonds	—	—	4,704	(157)	4,704	(157)
Mortgage-backed securities	19,074	(80)	76,742	(1,548)	95,816	(1,628)
Other	81	—	—	—	81	—

Total	$51,286	$(1,070)	$95,220	$(1,942)	$146,506	$(3,012)

As of September 30, 2007, there were $95.2 million of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.9 million and consisted primarily of mortgage-backed securities. Management has evaluated the investment portfolio by security and determined the declines in fair value were primarily attributable to changes in market interest rates, not in estimated cash flows or credit quality. Management has the positive ability and intent to hold these securities to maturity or until value is recovered. Therefore no other-than-temporary impairment was recorded at the end of the reporting period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the accompanying condensed consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of September 30, 2007 and 2006, and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 2007 and 2006 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 9, 2007

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2006. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes, while some of the percentages presented are computed based on unrounded amounts. In addition, share and per share amounts for all periods presented herein have been retroactively adjusted to reflect the effect of the Company’s three-for-two stock split in October 2006.

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

Mergers and Acquisitions

The Company’s mergers and acquisition strategy focuses on high growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance and good asset quality, among other factors.

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

BUSINESS OVERVIEW

Union Bankshares Corporation is one of the largest community banking organizations based in Virginia, providing full service banking to the Northern, Central, Rappahannock, Tidewater and Northern Neck regions of Virginia through its bank subsidiaries, Union Bank and Trust Company (34 locations in the counties of Albemarle, Caroline, Chesterfield, Fluvanna, Hanover, Henrico, King George, King William, Nelson, Spotsylvania, Stafford, Westmoreland and the Cities of Fredericksburg and Charlottesville); Northern Neck State Bank (9 locations in the counties of Richmond, Westmoreland, Essex, Northumberland and Lancaster); Rappahannock National Bank (7 locations in Washington, Front Royal, Middleburg, Warrenton, and Winchester, Virginia); Bay Community Bank (4 locations in Williamsburg, Newport News, and Grafton), and Prosperity Bank & Trust Company (3 locations in Springfield and Burke, Virginia). Union Bank and Trust Company also operates a loan production office in Manassas. In addition to banking services, Union Investment Services, Inc. provides full brokerage services; Union Mortgage Group, Inc. provides a full line of mortgage products; and Union Insurance Group, LLC offers various lines of insurance products. Bay Community Bank also owns a non-controlling interest in Johnson Mortgage Company, LLC.

Additional information is available on the Company’s website at www.ubsh.com. The shares of the Company are traded on the NASDAQ Global Select Market under the symbol “UBSH”.

In May 2007, the Company completed construction of a new 70,000 square foot operations center in Caroline County, Virginia at a cost of approximately $13 million. The facility is located just west of Interstate 95 near the intersection U.S. Route 1 and State Route 207 and is approximately twelve miles west of the Company’s corporate offices in Bowling Green, Virginia. The new facility will accommodate the Company’s anticipated growth and provide improved access to the Greater Richmond and Fredericksburg workforce. The Company sold its former operations center during the third quarter of 2007.

RESULTS OF OPERATIONS

Net Income

Net income declined from the most recent quarter by $284 thousand, or 5.0%, from $5.6 million to $5.4 million for the quarter ended September 30, 2007. This represents a decline in earnings per share, on a diluted basis, of 5.0%, or $.02. This net decline was largely attributable to a full quarter of operating costs related to the Company’s new operations center, costs associated with the acquisition and operation of six new branches, as well as additional provisions for loan losses.

For the three months ended September 30, 2007, net income was $5.4 million, down 17.9%, from $6.5 million for the same quarter in 2006. Earnings per share, on a diluted basis, decreased $.09, or 18.4%, from $.49 to $.40 for the same quarter a year ago. Return on average equity for the quarter ended September 30, 2007 was 10.32%, while return on average assets for the same period was .97%, compared to 13.54% and 1.26%, respectively, from the prior year’s same quarter. This decline was largely the result of lower net interest income due to funding pressure and cost of funds outpacing yields on earning assets. Continued slowing in the mortgage banking sector also contributed to the net decline. The opening of two bank branches (de novo), the relocation of another, as well as the purchase of six bank branches on September 7, 2007, and the necessary operational costs to support this growth contributed to the lower results when compared to the same period a year ago.

For the nine months ended September 30, 2007, net income was $16.1 million, down 17.4% from $19.5 million compared to the same period a year ago. This represents a decrease in earnings per share, on a diluted basis of $.26, or 17.8%, from $1.46 to $1.20. Return on average equity for the nine months ended September 30, 2007 was 10.59%, while return on average assets was 1.01%, compared to 13.86% and 1.33%, respectively, for the same period in 2006. This decrease was partially related to increases in funding costs to support loan growth, as well as continued slowing in the mortgage banking sector and increases in noninterest expenses.

As a supplement to accounting principles generally accepted in the United States of America (“GAAP”), the Company also uses certain alternate financial measures to review its operating performance. Earnings per share on a cash basis for the quarter ended September 30, 2007 were $.42 as compared to $.51 for the same quarter a year ago and $.44 for the quarter ended June 30, 2007. Additionally, cash basis return on average tangible equity for the third quarter ended September 30, 2007 was 15.90% as compared to 21.11% in the prior year’s third quarter and 16.91% for the quarter ended June 30, 2007. Earnings per share, on a cash basis and cash basis return on average tangible equity, were $1.27 and 16.24%, and $1.52 and 20.43%, respectively, for the nine months ending September 30, 2007 and 2006.

Net Interest Income

The flat/inverted yield curve and competition for low cost deposits continued to impact the Company’s net interest margin. For the three months ended September 30, 2007, net interest income, on a tax-equivalent basis, remained flat at $20.1 million compared to last year’s same period. This same income on a larger earning asset base reflects a decline in net interest margin, on a tax-equivalent basis, from 4.32% to 4.07%. This 25 basis point margin decline was driven by increased costs of interest-bearing liabilities which rose to 3.99%, or 31 basis points, compared to increased yields on earning assets, which rose only 8 basis points to 7.49%. Declines in low-cost deposits and demand deposits have put pressure on the funding side of the balance sheet, resulting in growth in certificates of deposit and purchased funding from the Federal Home Loan Bank of Atlanta (“FHLB”). Average interest-earning assets for the quarter ended September 30, 2007 increased approximately $111.5 million, or 6.0%, over the same period a year ago. This growth was driven primarily by increases in the commercial and construction loan portfolios. Average interest-bearing liabilities for the period ended September 30, 2007 increased approximately $129.0 million, or 8.3%, over the same period a year ago. This growth was driven primarily by increases in certificates of deposit and FHLB advances offset by lower demand deposit, savings and money market account volumes. Included in these amounts are approximately $43.3 million in deposits acquired through the purchase of six bank branches, of which $34.7 million were interest-bearing liabilities.

On a linked quarter basis, the tax-equivalent net interest margin for the quarter ended September 30, 2007, declined 13 basis points from 4.20% to 4.07% from the most recent quarter. Net interest income increased by $160 thousand to $20.1 million for the quarter ended September 30, 2007. The nominal increase in net interest income was due to favorable loan growth (principally within the commercial and equity line portfolios) yielding 7.73%, but represented an 8 basis point decline in yield from the prior quarter. Contributing to the lower net interest margin was increased reliance on short-term advances from FHLB.

For the nine months ended September 30, 2007, net interest income, on a tax-equivalent basis, declined $352 thousand or .6% to $58.9 million compared to last year’s same period. This compares to a corresponding decline in net interest margin, on a tax-equivalent basis, from 4.45% to 4.12% for the nine month periods. This 33 basis point margin decline was driven by increases in certificates of deposit and FHLB advances offset by lower savings and money market volumes. Total cost of interest-bearing liabilities increased 62 basis points, to 3.95%, compared to earning asset yield increases of only 26 basis points, to 7.49%. Strong loan growth (principally within the commercial and construction loan portfolios) of $144.1 million, or 9.8%, over the same period a year ago helped to lessen the effect of high cost interest bearing liabilities outpacing the yields on earning assets.

The recent 50 basis point cut, on September 18, in the target Federal funds rate resulted in the immediate repricing of the Company’s loans tied to prime, which represented approximately 34% of the total loan portfolio as of September 30, 2007. The liability side of the balance sheet also showed some immediate repricing, as overnight borrowings adjusted. Competition for deposits, however, has caused their rates to be less responsive to the Fed Funds rate decrease. Management anticipates continued pressure on the net interest margin in the near term and internal modeling indicates a decline in the margin to approximately 4.00% by year end.

For the nine months ended September 30, 2007, approximately $8.0 million ($6.2 million during the first quarter and $1.8 million during the second quarter) of investment securities were called by the issuers, resulting in gains of $508 thousand ($301 thousand during the first quarter and $207 thousand during the second quarter). The proceeds from these calls plus additional funds were used to pay off approximately $15.0 million of higher cost (6.3%) FHLB advances. Penalties of approximately $513 thousand ($316 thousand during the first quarter and $197 thousand during the second quarter) associated with the early payoff of these advances have been reflected as an interest expense adjustment in the net interest margin for the nine months ended September 30, 2007. Absent this interest expense adjustment, net interest margin would have been 4.16%, instead of 4.12% for the nine months ending September 30, 2007.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended September 30,
	2007			2006			2005
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$171,600	$2,230	5.16%	$196,351	$2,619	5.29%	$151,889	$1,882	4.92%
Tax-exempt	104,937	1,869	7.07%	94,966	1,725	7.21%	75,084	1,411	7.46%

Total securities	276,537	4,099	5.88%	291,317	4,344	5.92%	226,973	3,293	5.76%
Loans, net (2) (3)	1,657,002	32,292	7.73%	1,519,694	29,171	7.62%	1,321,982	22,791	6.84%
Loans held for sale	21,350	352	6.53%	25,531	430	6.68%	51,906	803	6.14%
Federal funds sold	1,674	221	5.59%	8,288	520	5.61%	11,478	68	2.35%
Money market investments	216	1	2.17%	203	2	3.67%	84	1	3.12%
Interest-bearing deposits in other banks	1,459	21	5.61%	1,722	25	5.81%	1,153	10	3.54%
Other interest-bearing deposits	2,598	34	5.26%	2,598	34	5.24%	2,598	22	3.35%

Total earning assets	1,960,836	37,020	7.49%	1,849,353	34,526	7.41%	1,616,174	26,988	6.62%

Allowance for loan losses	(18,361)			(18,815)			(16,645)
Total non-earning assets	247,691			223,063			156,054

Total assets	$2,190,166			$2,053,601			$1,755,583

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$201,803	330	0.65%	$200,591	211	0.42%	$200,800	192	0.38%
Money market savings	157,729	935	2.35%	166,633	942	2.24%	187,633	841	1.78%
Regular savings	104,899	201	0.76%	117,297	271	0.92%	119,965	263	0.87%
Certificates of deposit:
$100,000 and over	443,292	5,537	4.96%	402,793	4,770	4.70%	265,594	2,470	3.69%
Under $100,000	445,570	5,076	4.52%	412,867	4,308	4.14%	368,199	3,003	3.24%

Total interest-bearing deposits	1,353,293	12,079	3.54%	1,300,181	10,502	3.20%	1,142,191	6,769	2.35%
Other borrowings	327,515	4,825	5.84%	251,470	3,902	6.16%	168,067	1,748	4.13%

Total interest-bearing liabilities	1,680,808	16,904	3.99%	1,551,651	14,404	3.68%	1,310,258	8,517	2.58%

Noninterest-bearing liabilities:
Demand deposits	284,160			296,715			255,752
Other liabilities	19,350			13,907			14,781

Total liabilities	1,984,318			1,862,273			1,580,791
Stockholders’ equity	205,848			191,328			174,792

Total liabilities and stockholders’ equity	$2,190,166			$2,053,601			$1,755,583

Net interest income		$20,116			$20,122			$18,471

Interest rate spread (4)			3.50%			3.73%			4.04%
Interest expense as a percent of average earning assets			3.42%			3.09%			2.09%
Net interest margin			4.07%			4.32%			4.53%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Foregone interest on previously charged off credits of $350 thousand and $94 thousand has been excluded for 2006 and 2005, respectively.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Nine Months Ended September 30,
	2007			2006			2005
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$174,069	$6,735	5.17%	$186,806	$7,337	5.25%	$152,636	$5,711	5.00%
Tax-exempt	99,363	5,370	7.23%	87,196	4,789	7.34%	74,863	4,264	7.62%

Total securities	273,432	12,105	5.92%	274,002	12,126	5.92%	227,499	9,975	5.86%
Loans, net (2) (3)	1,612,018	93,351	7.74%	1,467,932	81,935	7.46%	1,302,522	64,267	6.60%
Loans held for sale	21,774	1,012	6.21%	26,272	1,287	6.55%	40,733	1,884	6.18%
Federal funds sold	2,017	606	5.53%	8,167	838	5.19%	5,621	79	1.88%
Money market investments	209	3	2.04%	136	3	3.07%	80	2	2.57%
Interest-bearing deposits in other banks	1,166	47	5.41%	1,146	44	5.09%	1,989	43	2.86%
Other interest-bearing deposits	2,598	103	5.33%	2,598	93	4.85%	2,598	56	2.88%

Total earning assets	1,913,214	107,227	7.49%	1,780,253	96,326	7.23%	1,581,042	76,306	6.45%

Allowance for loan losses	(18,589)			(18,232)			(16,573)
Total non-earning assets	241,212			205,659			151,836

Total assets	$2,135,837			$1,967,680			$1,716,305

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$205,340	982	0.64%	$202,286	$593	0.39%	$198,749	515	0.35%
Money market savings	157,913	2,737	2.32%	175,772	2,948	2.24%	187,670	2,206	1.57%
Regular savings	104,981	626	0.80%	119,266	821	0.92%	119,626	727	0.81%
Certificates of deposit:
$100,000 and over	445,762	16,477	4.94%	371,957	12,304	4.42%	243,875	6,429	3.52%
Under $100,000	450,008	15,154	4.50%	395,218	11,369	3.85%	363,816	8,410	3.09%

Total interest-bearing deposits	1,364,004	35,976	3.53%	1,264,499	28,035	2.96%	1,113,736	18,287	2.20%
Other borrowings	268,436	12,300	6.13%	220,022	8,988	5.46%	178,786	5,237	3.92%

Total interest-bearing liabilities	1,632,440	48,276	3.95%	1,484,521	37,023	3.33%	1,292,522	23,524	2.43%

Noninterest-bearing liabilities:
Demand deposits	281,686			281,310			240,872
Other liabilities	17,915			13,332			13,566

Total liabilities	1,932,041			1,779,163			1,546,960
Stockholders’ equity	203,796			188,517			169,345

Total liabilities and stockholders’ equity	$2,135,837			$1,967,680			$1,716,305

Net interest income		$58,951			$59,303			$52,782

Interest rate spread (4)			3.54%			3.90%			4.02%
Interest expense as a percent of average earning assets			3.37%			2.78%			1.99%
Net interest margin			4.12%			4.45%			4.46%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Foregone interest on previously charged off credits of $464 thousand and $233 thousand has been excluded for 2006 and 2005, respectively.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

Provision for Loan Losses

The provision for loan losses decreased from $485 thousand in the third quarter of 2006 to $432 thousand for the same quarter in 2007. On a linked quarter basis, the provision for loan losses increased $242 thousand. This net increase was primarily due to loan growth. For the nine months ended September 30, 2007, the provision for loan losses decreased $1.4 million from $1.3 million from the same period a year ago. This decline was largely attributable to the reduction of estimated loss exposure ($750 thousand recapture noted during the first quarter of 2007 on a continuing non-performing loan) to a single credit relationship. Without regard for the above recapture, the provision for loan losses declined $659 thousand over this same period.

Noninterest Income

Noninterest income for the three months ended September 30, 2007 declined $737 thousand, or 10.5%, from $7.0 million to $6.3 million compared to last year’s same quarter. This decline reflects lower mortgage segment income from the sale of loans of approximately $780 thousand, or 27.8%, from the same quarter a year ago. During the three months ended September 30, 2007, the Company recorded a gain on the sale of its former operations center of $324 thousand. The Company recorded gains from the sale of investment securities of $276 thousand as well as income from a Small Business Investment Company (“SBIC”) of $150 thousand in the same period a year ago. Excluding these non-recurring transactions (sale of the former operations center, prior year securities gains and SBIC income) and mortgage segment operations, noninterest income increased approximately $148 thousand, or 3.8%. This net increase comes from a combination of increases in other service charges and deposit account charges.

On a linked quarter basis, noninterest income increased $70 thousand, or 1.1%, from the quarter ended June 30, 2007. These results include the current period gain from the sale of the Company’s former operations center of $324 thousand, as well as gains of $207 thousand related to investment securities called by the issuer during the second quarter of 2007. Excluding the aforementioned gains on the called investment securities or former operations center gain, noninterest income declined approximately $47 thousand, or 0.8%, and was principally attributable to lower gains on the sale of loans from the mortgage segment.

For the nine months ended September 30, 2007, noninterest income decreased $2.2 million, or 10.5%, from $20.9 million to $18.7 million for the same period in 2006. The decrease was principally driven by lower gains on sales within the mortgage segment of $2.3 million. During the third quarter of 2007, the Company sold its former operations center for a gain of $324 thousand. Additionally during 2007, investment securities were called by the issuer at a gain of $508 thousand. Prior year gains on the sale of real estate of $856 thousand, recorded during the first quarter of 2006, are also factored in the overall results for the nine months ended September 30, 2007 compared to a year ago.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2007 increased $537 thousand, or 3.1%, to $18.0 million compared to last year’s same period. Salaries and benefits decreased slightly by $379 thousand, or 3.9%, and were mainly attributable to lower mortgage commissions and profit sharing expenses. Other operating expenses increased $625 thousand, or 11.7%, which was principally related to the opening of two additional bank branches (de novo), the purchase of six bank branches, and the relocation of one bank branch for closer proximity to and convenience of customers, as well as the necessary infrastructure enhancements to support the Company’s continued growth. Some of the infrastructure enhancements include voice over internet protocol (e.g., VoIP) and the associated hardware and software to support this technology. Other initiatives include online check deposit technology, enhancements to our internet banking delivery channel (increased bandwidth) and improvements in data security and business continuity. Occupancy expenses increased $228 thousand, or 17.1%, and were principally attributable to increased facilities costs associated with the Company’s continued expansion. Some of these increased costs included depreciation, property insurance, rental expenses and, to a lesser extent, utility costs. In addition, the Company moved into its new 70,000 square foot operations center during the second quarter of 2007. This facility will allow for more effective and efficient deployment of the Company’s support services and provide sufficient space for anticipated growth over the next ten years. The third quarter of 2007 contained approximately $114 thousand of depreciation related to this new operations center in Caroline County. Other occupancy costs of approximately $34 thousand relate to the acquired facilities of six bank branches as stated above. Furniture and equipment expenses increased $63 thousand, or 5.5%, and were attributable to the related depreciation and software costs of the additional branches and new operations center.

On a linked quarter basis, noninterest expense increased by $312 thousand, or 1.8%, to $18.0 million from $17.7 million for the period ended September 30, 2007. Decreases in salaries and benefits of $388 thousand, or 4.0%, are primarily attributable to lower incentive compensation and lower commissions from the mortgage segment. Increases in occupancy expenses of $138 thousand, or 9.7%, are principally due to a full quarter of operations (as stated above) of the new 70,000 square foot operations center and costs associated with the newly acquired six bank branches. Other operating expenses increased $465 thousand, or 8.4%, principally driven by the direct and operational costs associated with the acquisition of six bank branches as well as third quarter marketing campaigns. Furniture and equipment expenses increased $97 thousand, or 8.7%, as a result of a full quarter of depreciation on the Company’s new operations center and one month of normal operating expenses related to the acquisition of six bank branches.

For the nine months ended September 30, 2007, noninterest expense increased $3.3 million, or 6.6%, from $50.3 million to $53.6 million for the same period in 2006. These figures include the acquisition of Prosperity Bank & Trust Company (“Prosperity”) on April 1, 2006; therefore, results of operations include nine months of Prosperity activity for 2007 and only six months for 2006. Excluding this year’s first quarter of noninterest expense related to Prosperity of $1.0 million, total noninterest expense increased $2.3 million, or 4.7%, when compared to the prior year. The following increases exclude the first quarter 2007 noninterest expenses of Prosperity. Other operating expenses increased $1.5 million, or 10.2%, and principally related to two additional bank branches (de novo), the relocation of one bank branch, six recently acquired bank branches, as well as telecommunications enhancements. These telecommunications enhancements include the Company’s internet banking delivery channel (increased bandwidth), and improvements in data security and business continuity. Salary and benefits increased $115 thousand, or 0.4%, which is attributable to normal compensation adjustments offset by lower profit sharing expenses as well as lower commissions from the mortgage segment. Occupancy expense increased $601 thousand, or 16.4%, and was principally related to the Company’s fixed asset expansion (bank branches and new operations center). These costs include depreciation, property insurance, and to a lesser extent, utility costs. Furniture and equipment expense increased $119 thousand, or 3.6%.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of September 30, 2007. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rates for the three months and nine months ended September 30, 2007 were 25.8% and 26.4% respectively, compared to 26.3% and 27.9%, respectively, for the same periods in 2006.

SEGMENT INFORMATION

Community Banking Segment

For the three months ended September 30, 2007, net income for the community banking segment decreased 14.7% or $949 thousand from $6.5 million to $5.5 million from the same quarter last year. This decline was partially attributable to net interest margin compression (from 4.23% to 3.91%) which resulted in a net interest income decline of $410 thousand, or 2.1%, over the same period. This same decline was $805 thousand, or 4.0%, for the three months ending June 2007 over June 2006. The provision for loan loss decreased $53 thousand, from $485 thousand to $432 thousand during this period.

Noninterest income increased $46 thousand, or 1.1%, in the third quarter of 2007 from the same period a year earlier. The increase was primarily related to a gain on the sale of the Company’s former operations center totaling $324 thousand. Offsetting this increase were third quarter 2006 gains on the sale of investment securities of $276 thousand and income from an investment in a SBIC of $150 thousand. Excluding the current period gain on sale of the former operations center and the prior year investment securities gains and SBIC income, noninterest income increased approximately $148 thousand, or $3.8%, over the same quarter a year ago. Noninterest expense increased $963 thousand, or 6.5%, mainly due to increases in other operating expenses of $575 thousand, occupancy expenses of $232 thousand, furniture and fixtures of $80 thousand and salary and benefits of $76 thousand. These increased costs were related to the opening of two new branches (Twin Hickory and Front Royal) as well as the costs associated with the Company’s new operations center, all in service after the third quarter of 2006. Other increases in operating expenses are reflective of our continued investment in people and technology necessary to support our growth and service goals.

On a linked quarter basis, community bank segment net income declined $276 thousand, or 4.8%, for the period ended September 30, 2007. Increases in net interest income and noninterest income (gain on the sale of the former operations center) were less than increases in the provision for loan loss and noninterest expenses (marketing and new branch operating and acquisition costs). Net interest income after the provision for loan losses decreased $72 thousand, or 0.4%. Noninterest income increased $177 thousand, or 4.3%, and was primarily attributable to the current period gain recorded from the sale of the Company’s former operations center of $324 thousand and lower gains on called investment securities of $114 thousand (prior quarter gains related to called investment securities were $207 thousand). Noninterest expense increased $448 thousand, or 2.9%, and was primarily related to the recent six bank branch acquisition and associated operating expenses, a full quarter of costs associated with the Company’s new operations center, and increased marketing expenses related to Company marketing campaigns offset by lower incentive compensation.

For the nine months ended September 30, 2007, compared to the same period in 2006, net income for the community banking segment decreased 14.0%, or approximately $2.7 million, from $19.3 million to $16.6 million. Net interest income declined $1.0 million, or 1.8%. Moreover, during the first quarter of 2007, $750 thousand of specific loan loss reserves were released. Net interest income after the provision for loan loss recapture increased $386 thousand, or an increase of 0.7%, from a year ago. Noninterest income for the nine months ended September 30, 2007 remained relatively flat and increased $84 thousand. Excluding the gains from the called investment securities of $508 thousand, the gain recorded from the sale of the former operations center of $324 thousand in 2007 or prior year gains from the sale of real estate of $856 thousand, investment securities of $276 thousand or SBIC income of $150 thousand, the increase in noninterest income was $534 thousand, or 4.8%, over the prior year. Noninterest expense increased $4.5 million, or 10.7%, to $46.4 million for the nine months ending September 30, 2007 compared to the same period a year ago. Salary and benefits contributed $1.8 million of this increase and other operating expense comprised $1.8 million. Occupancy and furniture and fixtures expense were $615 thousand and $252 thousand, respectively. Additionally, nine months of Prosperity’s noninterest expenses were included in 2007 compared to only six months for the same period in 2006 (acquired April 1, 2006). This represents approximately $1.0 million of the total increase in noninterest expenses.

Mortgage Segment

For the three months ended September 30, 2007, net income for the mortgage segment declined $222 thousand, from $51 thousand net income to a net loss of $171 thousand, compared to the same quarter in 2006. Although loan profitability ratios were similar to those achieved during the prior year, overall loan volume decreased 25.9% from the same period last year, resulting in a similar decline in loan revenue. The housing market for both new construction and existing sales continued to slump during the quarter, providing fewer origination opportunities than during the same quarter last year. Reduced mortgage loan demand combined with less liquidity in the secondary market and more stringent underwriting requirements have slowed both purchase and refinance production.

On a linked quarter basis, mortgage segment net income declined $8 thousand from a net loss of $163 thousand to a net loss of $171 thousand. While originations declined 8.1%, revenue from loan fees fell only 4.9% because of the origination of more profitable loan products. A series of cost reduction measures resulted in a decline of noninterest expense of 5.3%.

For the nine months ended September 30, 2007, mortgage segment net income declined $694 thousand, from net income of $221 thousand to a net loss of $473 thousand. This was principally due to a 25.6% decline in loan originations, from $377.0 million to $280.7 million, for the nine months ending September 30, 2006 and 2007, respectively.

The mortgage segment continues to focus origination efforts on superior quality loans. Because more stringent guidelines have been established by investors on many loan products, the Company does not anticipate that the deterioration of the subprime market will have a significant adverse effect on its performance.

BALANCE SHEET

Balance Sheet Overview

At September 30, 2007, total assets were approximately $2.2 billion compared to $2.1 billion at December 31, 2006 and September 30, 2006. Net loans increased $135.0 million, or 8.8%, and $136.6 million, or 8.9%, from December 31, 2006 and September 30, 2006, respectively. Loan growth was concentrated in the commercial real estate and construction loan portfolios from the same quarter a year ago ($56.6 million and $61.3 million, respectively) and from December 31, 2006 ($47.1 million and $55.6 million, respectively). Total cash and cash equivalents declined slightly to $50.5 million at September 30, 2007 from $50.8 million the same period a year ago. Deposits grew $32.7 million, or 2.0%, over September 30, 2006 levels, but decreased $3.6 million, or 0.2%, from December 31, 2006. The growth over September 30, 2006 was principally attributed to certificates of deposit whereas the decline from year-end 2006 related principally to demand and NOW accounts. Total borrowings also increased by $82.2 million and $110.3 million to $199.2 million, from September 30, 2006 and December 31, 2006, respectively. The Company’s equity to assets ratio remains strong at 9.38% at September 30, 2007.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, Federal funds sold, securities available for sale, loans held for sale and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through Federal funds lines with several correspondent banks and a line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) and a corporate line of credit with a large correspondent bank. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

As of September 30, 2007, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year totaled $1.4 billion, or 69.8%, of total earning assets. As of September 30, 2007, approximately $1 billion, or 61.7%, of total loans, are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	September 30, 2007	% of Total Loans	December 31, 2006	% of Total Loans	September 30, 2006	% of Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$270,366	16.1%	$263,770	17.0%	$271,356	17.5%
Commercial	495,789	29.4%	448,691	29.0%	439,146	28.3%
Construction	380,259	22.6%	324,606	20.9%	318,958	20.6%
Second mortgages	38,177	2.3%	35,584	2.3%	33,108	2.1%
Equity lines of credit	125,431	7.4%	112,079	7.2%	106,678	6.9%
Multifamily	31,129	1.8%	29,263	1.9%	29,322	1.9%
Agriculture	16,161	1.0%	12,903	0.8%	13,688	0.9%

Total real estate loans	1,357,312	80.6%	1,226,896	79.2%	1,212,256	78.2%

Commercial Loans	124,731	7.4%	136,617	8.8%	155,761	10.1%

Consumer installment loans
Personal	166,194	9.9%	153,865	9.9%	149,492	9.7%
Credit cards	14,186	0.8%	9,963	0.6%	8,944	0.6%

Total consumer installment loans	180,380	10.7%	163,828	10.6%	158,436	10.3%

All other loans	21,319	1.3%	22,104	1.4%	21,335	1.4%

Gross loans	$1,683,742	100.0%	$1,549,445	100.0%	$1,547,788	100.0%

As reflected in the loan table, at September 30, 2007, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in residential 1-4 family, commercial and construction. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring process, including oversight by a centralized credit administration function and credit risk and policy management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

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

The Company maintains a list of loans that have potential weaknesses which may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the adequacy of the Company’s allowance for loan losses. At September 30, 2007, nonperforming assets totaled $8.5 million, including a single credit relationship totaling $7.4 million. The Company entered into a workout agreement with the borrower in the aforementioned single credit relationship during March 2004. Under the terms of the agreement, the Company extended further credit secured by additional property with significant equity. During the first quarter of 2007, such equity was extracted from this relationship, reducing nonperforming assets totals on this relationship from $10.6 million as of September 30, 2006 to $7.9 million, and resulting in the recapture of $750 thousand in specific reserves. In the second quarter of 2007, approximately $400 thousand of this relationship returned to accrual status, further reducing the nonperforming balance to $7.5 million as of the end of June 30, 2007. This balance has been further reduced (due to payments) to

$7.4 million at September 30, 2007. Despite the lengthy nature of this workout, the Company continues to have dialogue with the borrower toward a resolution of the affiliated loans and anticipates that this workout will result in further reductions of the Company’s overall exposure to the borrower. The loans to this relationship continue to be secured by real estate (two assisted living facilities).

Despite increasing industry concerns over credit issues, the Company’s asset quality remains strong. Net charge-offs, which were $229 thousand (.05% of average loans) for the quarter ended September 30, 2007, compared to net charge-offs of $56 thousand in the same quarter last year and $88 thousand for the quarter ended June 30, 2007, remain at low levels.

Nationally, industry concerns over asset quality have increased due in large part to issues related to subprime mortgage lending, declining real estate activity and general economic concerns. While the Company has experienced reduced real estate activity, the markets in which the Company operates remain stable and there has been no significant deterioration in the quality of the Company’s loan portfolio. Management will continue to monitor delinquencies, risk rating changes, charge-offs and other indicators of risk in the Company’s portfolio.

The following table sets forth selected asset quality data and ratios (dollars in thousands):

	September 30, 2007	December 31, 2006	September 30, 2006
Nonaccrual loans	$8,307	$10,873	$11,199
Foreclosed properties	—	—	—
Other real estate owned	217	—	—

Total nonperforming assets	$8,524	$10,873	$11,199

Balances
Allowance for loan losses	$18,556	$19,148	$19,091
Average loans, net of unearned income	1,612,018	1,489,794	1,467,932
Loans, net of unearned income	1,683,742	1,549,445	1,547,788

Ratios
Allowance for loan losses to loans	1.10%	1.24%	1.23%
Allowance for loan losses to nonperforming assets	217.69%	176.11%	170.47%
Nonperforming assets to loans & other real estate	0.51%	0.70%	0.72%
Net charge-offs (recoveries) to average loans (YTD)	0.04%	0.01%	0.01%

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

The Federal Reserve, along with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a total risk-based capital ratio of 11.82% and a Tier 1 risk-based capital ratio of 10.81% as of September 30, 2007, which allowed the Company to meet the definition of “well capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2007. The Company’s current strategic plan includes a targeted equity to asset ratio between 8% and 9%. As of September 30, 2007, the ratio was 9.38%.

In connection with the latest bank acquisitions, Prosperity and Guaranty, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

The following summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	September 30, 2007	December 31, 2006	September 30, 2006
Tier 1 capital	$198,628	$194,041	$188,459
Tier 2 capital	18,556	19,148	19,091
Total risk-based capital	217,184	213,189	207,550
Risk-weighted assets	1,837,361	1,668,699	1,669,436

Capital ratios:
Tier 1 risk-based capital ratio	10.81%	11.63%	11.29%
Total risk-based capital ratio	11.82%	12.78%	12.43%
Leverage ratio (Tier 1 capital to average adjusted assets)	9.36%	9.57%	9.44%
Stockholders’ equity to assets	9.38%	9.53%	9.34%
Tangible equity to tangible assets	6.77%	6.87%	6.96%

NON-GAAP MEASURES

In reporting the results as of September 30, 2007, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. For the nine months ended September 30, 2007, cash basis operating earnings per share were $1.27 per share as compared to $1.52 per share for the same period in 2006. Annualized cash basis returns on average tangible equity and assets for the nine months ended September 30, 2007 were 16.24% and 1.10%, respectively, compared to 20.43% and 1.42%, respectively, for the same period in 2006.

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

A reconciliation of these non-GAAP measures from their respective GAAP basis measures is presented in the following table (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net income	$5,357	$6,528	$16,146	$19,549
Plus: core deposit intangible amortization, net of tax	306	297	901	792

Cash basis operating earnings	5,663	6,825	17,047	20,341

Average assets	2,190,166	2,053,601	2,135,837	1,967,680
Less: average goodwill	52,975	50,026	51,659	43,781
Less: average core deposit intangibles	11,566	13,007	11,772	11,624

Average tangible assets	2,125,625	1,990,568	2,072,406	1,912,275

Average equity	205,848	191,328	203,796	188,517
Less: average goodwill	52,975	50,026	51,659	43,781
Less: average core deposit intangibles	11,566	13,007	11,772	11,624

Average tangible equity	141,307	128,295	140,365	133,112

Weighted average shares outstanding, diluted	13,420,199	13,367,030	13,415,537	13,349,207
Cash basis earnings per share, diluted	$0.42	$0.51	$1.27	$1.52
Cash basis return on average tangible assets	1.06%	1.36%	1.10%	1.42%
Cash basis return on average tangible equity	15.90%	21.11%	16.24%	20.43%

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12-month time horizon by applying 12-month rate ramps (with interest rates rising gradually versus an immediate increase or “shock” in rates) of 50 basis points up to 200 basis points. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for the balances ending September 30, 2007:

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+200 basis points	2.47%	2,054
+50 basis points	0.60%	502
Most likely rate scenario	0.00%	—
-50 basis points	-0.59%	(488)
-200 basis points	-2.50%	(2,079)

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12-months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances ending September 30, 2007:

	Change In Economic Value Of Equity
	%	$
Change in Yield Curve:
+200 basis points	-3.49%	(13,542)
+50 basis points	-0.60%	(2,326)
Most likely rate scenario	0.00%	—
-50 basis points	0.21%	813
-200 basis points	-1.32%	(5,112)

ITEM 4 – CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A – Risk Factors

As of September 30, 2007 there were no material changes to the risk factors previously disclosed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Union Bankshares Corporation
(Registrant)

Date: November 9, 2007	By:	/s/ G. William Beale
G. William Beale, President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ D. Anthony Peay
D. Anthony Peay, Executive Vice President and Chief Financial Officer