Form 10-K
period 2007-12-31
UNION BANKSHARES CORP
filed 2008-03-14
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20293

UNION BANKSHARES

CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1598552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 North Main Street, P.O. Box 446, Bowling Green, Virginia 22427

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code is (804) 633-5031

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $1.33 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $287,736,081.

The number of shares of common stock outstanding as of February 1, 2008 was 13,478,624.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2008 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

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

ITEM 1. – BUSINESS.

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

History

The Company was formed in connection with the July 1993 merger of Northern Neck Bankshares Corporation and Union Bancorp, Inc. In connection with the merger, Union Bank and Trust Company (“Union Bank”) and Northern Neck State Bank became wholly owned bank subsidiaries of the Company. Although the Company was formed in 1993, the Community Banks are among the oldest in Virginia. Union Bank and Rappahannock National Bank began business in 1902 and Northern Neck State Bank dates back to 1907. On September 1, 1996, King George State Bank and on July 1, 1998, Rappahannock National Bank became wholly-owned subsidiaries of the Company. On February 22, 1999, Bay Community Bank (formerly Bank of Williamsburg) began business as a newly organized bank. In June 1999, King George State Bank was merged into Union Bank and ceased to be a subsidiary bank. The Company acquired Guaranty Financial Corporation and its wholly owned subsidiary, Guaranty Bank (“Guaranty”), on May 1, 2004, and operated Guaranty as a separate subsidiary until September 13, 2004, when the operations of Guaranty were merged with Union Bank, the

Company’s largest subsidiary. The Company acquired Prosperity Bank & Trust Company (“Prosperity”) on April 1, 2006 and operates it as an independent bank subsidiary. In May 2007, the Company completed construction of a new 70,000 square foot operations center in Caroline County to accommodate the Company’s anticipated growth. In November 2007, the Company announced that its Prosperity affiliate would be merged into its largest bank affiliate, Union Bank. It is anticipated that the merger will be completed on March 14, 2008.

Product Offerings and Market Distribution

The Company is one of the largest community banking organizations based in Virginia, providing full service banking to the Northern, Central, Rappahannock, Tidewater and Northern Neck regions of Virginia through 58 locations of its bank subsidiaries. Union Bank currently has 35 locations in the counties of Albemarle, Caroline, Chesterfield, Fluvanna, Hanover, Henrico, King George, King William, Nelson, Spotsylvania, Stafford, Westmoreland and the Cities of Charlottesville and Fredericksburg; Northern Neck State Bank has nine locations in the counties of Essex, Lancaster, Northumberland, Richmond and Westmoreland; Rappahannock National Bank has seven locations in Washington, Warrenton, Middleburg, Winchester and Front Royal; Bay Community Bank has four locations in Williamsburg, Newport News and Grafton; and Prosperity has three locations in Springfield and Burke. Additionally, Union Bank operates a loan production office in Manassas.

Each of the Community Banks is a full service retail commercial bank offering consumers and businesses a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, as well as loans for commercial, industrial, residential mortgage and consumer purposes. Also, the Community Banks issue credit cards and deliver automated teller machine (“ATM”) services through the use of reciprocally shared ATMs in the major ATM networks as well as remote ATMs for the convenience of their customers and other consumers. Furthermore, each of the Community Banks offers internet banking services and online bill payment for all of its customers, whether consumer or commercial.

The Company provides other financial services through its non-bank affiliates, Union Investment Services, Inc., Union Mortgage Group, Inc. (“Union Mortgage”) (formerly Mortgage Capital Investors, Inc.) and Union Insurance Group, LLC. Bay Community Bank owns a non-controlling interest in Johnson Mortgage Company, LLC.

Union Investment Services, Inc. has provided securities, brokerage and investment advisory services since its formation in February 1993. It has five offices within the Community Banks’ trade areas and is a full service investment company handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial planning.

On February 11, 1999, the Company acquired CMK Corporation t/a Union Mortgage, a mortgage loan brokerage company headquartered in Springfield, Virginia, by merger of CMK Corporation into Union Mortgage, later to become a wholly owned subsidiary of Union Bank. Union Mortgage has fourteen offices in the following locations: Virginia (ten), Maryland (three) and South Carolina (one). Union Mortgage is also licensed to do business in selected states throughout the Mid-Atlantic and Southeast, as well as Washington, D.C. It provides a variety of mortgage products to customers in those areas. The mortgage loans originated by Union Mortgage are generally sold in the secondary market through purchase agreements with institutional investors.

On August 31, 2003, the Company formed Union Insurance Group, LLC (“UIG”), an insurance agency, in which each of the subsidiary banks and Union Mortgage owns a proportionate share based on asset size. This agency operates in a joint venture with Bankers Insurance, LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association. UIG generates revenue through sales of various insurance products, including long term care insurance and business owner policies.

SEGMENTS

The Company has two reportable segments: its traditional full service community banking business and its mortgage loan origination business, each as described above. For more financial data and other information about each of the Company’s operating segments, refer to the “Management’s Discussion and Analysis of Financial Condition and Result of Operation” section, “Community Bank Segment” and to Note 18 “Segment Reporting” in the “Notes to Consolidated Financial Statements”.

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

In September 2007, the Company announced it had completed the acquisition of the deposits and facilities of six bank branches (“Acquired Bank Branches”) in Virginia from Provident Bank. The branches acquired are located in the communities of Charlottesville, Middleburg, Warrenton (two) and Winchester (two). They became part of two of the Company’s banking subsidiaries, Union Bank (Charlottesville branch) and Rappahannock National Bank (remaining five branches). The six bank branches acquired deposits were approximately $43.3 million. The employees in these branches were offered continued employment by the Company after the close of the transaction.

In addition to the six bank branch acquisition, the Company grew through de novo expansion, opening four new branches throughout Virginia in the last two years:

•	Harrison Crossing, Union Bank branch located in Spotsylvania County (December 2007)

•	Twin Hickory, Union Bank branch located in Henrico County (December 2006)

•	Front Royal, Rappahannock National Bank branch located in Warren County (December 2006)

•	Grafton, Bay Community Bank branch located in York County (March 2006)

In May 2007, the Company completed construction of a new 70,000 square foot operations center in Caroline County, Virginia at a cost of approximately $13 million. The facility is located just west of Interstate 95 near the intersection U.S. Route 1 and State Route 207 and is approximately twelve miles west of the Company’s corporate offices in Bowling Green, Virginia. The new facility will accommodate the Company’s anticipated growth and provide improved access to the Greater Richmond and Fredericksburg workforce. The Company sold its former operations center in the third quarter of 2007.

EMPLOYEES

As of December 31, 2007, the Company had approximately 690 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. Of this total, 104 were mortgage segment personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

COMPETITION

The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, credit unions and other independent community banks, as well as consumer finance companies, mortgage companies, loan production offices, mutual funds and life insurance companies. Competition has increasingly come from out-of-state banks through their acquisitions of Virginia-based banks. Competition for deposits and loans is affected by various factors including interest rates offered, the number and location of branches and types of products offered, as well as the reputation of the institution. In addition, credit unions have been allowed to increasingly expand their membership definitions and to offer more attractive loan and deposit pricing due to their favorable tax status. The Company’s non-bank financial services affiliates also operate in highly competitive environments.

The Company is headquartered in Bowling Green, Virginia and is one of the largest independent bank holding companies in Virginia. The Company believes its community bank framework and philosophy provide a competitive advantage, particularly with regard to larger national and regional institutions, allowing the Company to compete effectively in the markets it serves. The Company’s Community Banks generally have strong and growing market shares within the markets they serve. The Company’s deposit market share in Virginia was 1.31% and 1.27% as of June 30, 2007 and 2006, respectively.

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

Since September 1995, the BHCA has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks are also able to branch across state lines, provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Virginia has adopted legislation that permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based. The Company currently has no plans to branch outside of the Commonwealth of Virginia.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy. Collectively, these are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation (the “FDIC”) insurance funds in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund (“DIF”) as a result of the default of a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the DIF. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

The Company is registered under the bank holding company laws of Virginia. Accordingly, the Company and the Community Banks, other than Rappahannock National Bank, which is regulated and supervised by the Office of the Comptroller of the Currency (“OCC”) are subject to regulation and supervision by the State Corporation Commission of Virginia (the “SCC”) and the Federal Reserve.

Capital Requirements

The Federal Reserve, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and each of the Community Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity (including Trust Preferred Securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2007 were 10.65% and 11.67%, respectively, exceeding the minimum requirements.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average adjusted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2007, was 9.20%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

The Community Banks are also subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to up to ten assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Many of the banks’ competitors, such as credit unions, are not subject to the requirements of CRA.

Deposit accounts with the Community Banks are insured by the FDIC, and therefore the banks are subject to insurance assessments imposed by the FDIC. On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation required, among other things, that the FDIC adopt regulations increasing the maximum amount of federal deposit insurance coverage per separately insured individual retirement savings account depositor to $250 thousand (with a cost of living adjustment to become effective in five years). The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the deposit insurance fund and set risk-based premiums.

On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that is intended to more closely tie each bank’s deposit insurance assessments to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which became effective in the beginning of 2007, the FDIC will evaluate each bank’s risk based on three primary factors: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the bank has one. The new rates for most banks will vary between five and seven cents for every $100 of domestic deposits. In 2006, under prior regulations, the Company paid only the base assessment rate for “well capitalized” institutions which amounted to $195 thousand in deposit insurance premiums. For 2007, the Company continued to pay the base rate for “well capitalized” institutions but the total assessments increased to $834 thousand as result of the final regulations. This total was partially offset by existing credits of $585 thousand.

Other Safety and Soundness Regulations

The federal banking agencies have broad powers under current federal law to make prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” All such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. Each of the Community Banks each meets the definition of being “well capitalized” as of December 31, 2007.

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

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 (“Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania and Northern Virginia which occurred on September 11, 2001. The Patriot Act intended to strengthen U.S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The continuing and potential impact of the Patriot Act and related regulations and policies on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

ITEM 1A. – RISK FACTORS

General economic conditions, either national or within the Company’s local markets, could materially impact the Company’s financial condition and performance.

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

The Company’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory agencies (in particular, the Federal Reserve). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. In addition, the Company’s ability to reflect such interest rate changes in pricing it products is highly influenced by competitive pressures. Fluctuations in these areas may adversely affect the Company and its shareholders. Community banks are often at a competitive disadvantage in managing their costs of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets.

The Company generally seeks to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that it may reasonably maintain its net interest margin; however, interest rate fluctuations, loan prepayments, loan production, deposit flows and competitive pressures are constantly changing and influence the ability to maintain a neutral position. Generally, the Company’s earnings will be more sensitive to fluctuations in interest rates the greater the variance in volume of assets and liabilities that mature and re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, shape and slope of the yield curve, and whether the Company is more asset sensitive or liability sensitive. Accordingly, the Company may not be successful in maintaining a neutral position and, as a result, the Company’s net interest margin may be impacted.

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

Similar to other financial institutions, the Company is exposed to many types of operational risk, including reputation risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

The Company’s dependency on its management team and the unexpected loss of any of those personnel could adversely affect operations.

The Company is a customer-focused and relationship-driven organization. Future growth is expected to be driven in large part by the relationships maintained with customers. While the Company has assembled an experienced management team, is building the depth of that team and has management development plans in place, the unexpected loss of key employees could have a material adverse effect on the Company’s business and may result in lower revenues.

The Company’s concentration in loans secured by real estate may adversely impact earnings due to changes in the real estate markets.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of the Company’s loans are secured by real estate (both residential and commercial) in the Company’s market area. A major change in the real estate market, resulting in deterioration in the value of this collateral, or in the local or national economy, could adversely affect the customer’s ability to pay these loans, which in turn could impact the Company. Risk of loan defaults and foreclosures are unavoidable in the banking industry, but the Company tries to limit its exposure to this risk by monitoring extensions of credit carefully. The Company cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

Federal and state regulators periodically review the allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further loan charge-offs, based on judgments that may be different than those of management. Any increase in the amount of the provision or loans charged-off as required by these regulatory agencies could have a negative effect on the Company’s operating results.

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

The accounting standard setters, including the Financial Accounting Standards Board, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

ITEM 1B. – UNRESOLVED STAFF COMMENTS.

The Company does not have any unresolved staff comments to report for the year ended December 31, 2007.

ITEM 2. – PROPERTIES.

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The corporate headquarters is located at 211 North Main Street, Bowling Green, Virginia, in a building owned by one of its subsidiaries. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. At December 31, 2007, the Company’s subsidiary banks operated 58 branches throughout Virginia. Some of the Company’s non-banking subsidiaries include Union Mortgage and Union Investment Services, Inc. All of the offices for Union Mortgage are leased. The vast majority of the offices for Union Investment Services, Inc. are also used for branch banking operations. In May 2007, the Company completed construction of a new 70,000 square foot operations center in Caroline County, Virginia. The Company sold its former operations center in the third quarter of 2007. See the Note 1 “Summary of Significant Accounting Policies” and Note 5 “Bank Premises and Equipment” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

ITEM 3. – LEGAL PROCEEDINGS.

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

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

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

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2007, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2002, in the common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The Company’s total cumulative return was 30.89% over the five year period ending December 31, 2007 compared to 19.35% and 98.6% for the NASDAQ Bank Stocks and NASDAQ composite, respectively:

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Union Bankshares Corporation	100.00	114.28	147.17	168.75	183.49	130.89
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
NASDAQ Bank	100.00	129.93	144.21	137.97	153.15	119.35

Information on Common Stock, Market Prices and Dividends

There were 13,438,334 shares of the Company’s common stock outstanding at the close of business on December 31, 2007, which were held by 2,434 shareholders of record. The closing price of the Company’s stock on December 31, 2007 was $21.14 per share compared to $30.59 on December 31, 2006.

On September 7, 2006, the Company’s Board of Directors declared a three-for-two stock split to shareholders of record as of the close of business on October 2, 2006. Accordingly, share and per share amounts for all periods presented have been retroactively adjusted to reflect the effect of the three-for-two split.

The following table summarizes the high and low closing sales prices and dividends declared for quarterly periods during the years ended December 31, 2007 and 2006.

	Market Values				Dividends Declared
	2007		2006		2007	2006
	High	Low	High	Low
First Quarter	$30.00	$24.05	$32.06	$28.89	$0.175	$0.147
Second Quarter	27.01	22.88	29.30	25.64	0.180	0.153
Third Quarter	24.93	19.40	30.40	26.20	0.185	0.160
Fourth Quarter	24.35	18.04	32.10	27.85	0.185	0.170

					$0.725	$0.630

Regulatory restrictions on the ability of the Community Banks to transfer funds to the Company at December 31, 2007, are set forth in Note 17 “Parent Company Financial Information” contained in the “Notes to the Consolidated Financial Statements”, of this Form 10-K. A discussion of certain limitations on the ability of the Community Banks to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I. Business, of this Form 10-K under the headings “Supervision and Regulation - Limits on Dividends and Other Payments” and “Supervision and Regulation - The Community Banks.”

In 2006, the Company began paying its dividend on a quarterly basis instead of semi-annually. It is anticipated the dividends will continue to be paid near the end of February, May, August and November. In making its decision on the payment of dividends on the Company’s common stock, the Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors.

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

ITEM 6. – SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the Company over the past five years ended December 31, (in thousands, except per share amounts):

	2007	2006	2005	2004	2003
Results of Operations
Interest and dividend income	$140,996	$129,156	$102,317	$80,544	$67,017
Interest expense	65,251	52,441	32,967	25,652	23,905

Net interest income	75,745	76,715	69,350	54,892	43,112
Provision for loan losses	1,060	1,450	1,172	2,154	2,307

Net interest income after provision for loan losses	74,685	75,265	68,178	52,738	40,805
Noninterest income	25,105	28,245	25,510	23,302	22,840
Noninterest expenses	73,550	67,567	58,275	51,221	40,725

Income before income taxes	26,240	35,943	35,413	24,819	22,920
Income tax expense	6,484	9,951	10,591	6,894	6,256

Net income	$19,756	$25,992	$24,822	$17,925	$16,664

Financial Condition
Assets	$2,301,397	$2,092,891	$1,824,958	$1,672,210	$1,234,732
Loans, net of unearned income	1,747,820	1,549,445	1,362,254	1,264,841	878,267
Deposits	1,659,578	1,665,908	1,456,515	1,314,317	999,771
Stockholders’ equity	212,082	199,416	179,358	162,758	118,501

Ratios
Return on average assets	0.91%	1.30%	1.43%	1.19%	1.42%
Return on average equity	9.61%	13.64%	14.49%	12.18%	14.88%
Cash basis return on average assets (1)	1.00%	1.40%	1.51%	1.26%	1.45%
Cash basis return on average equity (1)	14.88%	20.31%	19.57%	15.78%	16.08%
Efficiency ratio (2)	72.93%	64.37%	61.43%	65.51%	61.75%
Equity to assets	9.22%	9.53%	9.82%	9.73%	9.60%

Asset Quality
Allowance for loan losses	$19,336	$19,148	$17,116	$16,384	$11,519
Allowance for loan losses / total outstanding loans	1.11%	1.24%	1.26%	1.30%	1.31%

Per Share Data
Earnings per share, basic	$1.48	$1.97	$1.89	$1.42	$1.47
Earnings per share, diluted	1.47	1.94	1.87	1.41	1.46
Cash basis earnings per share, diluted (1)	1.56	2.03	1.93	1.46	1.48
Cash dividends paid	0.73	0.63	0.52	0.45	0.40
Market value per share	21.14	30.59	28.73	25.62	20.33
Book value per share	15.82	14.99	13.59	12.41	10.36
Price to earnings ratio, diluted	14.38	15.77	15.34	18.21	14.06
Price to book value ratio	1.34	2.04	2.11	2.07	1.96
Dividend payout ratio	49.32%	31.98%	27.21%	31.92%	27.40%
Weighted average shares outstanding, basic	13,341,741	13,233,101	13,142,999	12,604,187	11,404,308
Weighted average shares outstanding, diluted	13,422,139	13,361,773	13,275,074	12,723,213	11,513,156

(1)	Refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation", section "Non GAAP Measures" for a reconciliation.
(2)	The efficiency ratio is calculated by dividing noninterest expense over the sum of net interest income plus noninterest income.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and its subsidiaries. This discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and the “Notes to the Consolidated Financial Statements” presented in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. In addition, share and per share amounts for all periods presented have been retroactively adjusted to reflect the effect of the three-for-two stock split in October 2006.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, merger and acquisitions and goodwill and intangibles. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements”.

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

Reserves for commercial loans are determined by applying estimated loss factors to the portfolio based on management’s evaluation and “risk grading” of the commercial loan portfolio. Reserves are provided for noncommercial loan categories using historical loss factors applied to the total outstanding loan balance of each loan category. Additionally, environmental factors based on national and local economic activity, as well as portfolio specific attributes, are considered in the allowance for loan losses. Specific reserves are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the net realizable value of any underlying collateral.

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

The Company and the acquired entity also incur merger-related costs during an acquisition. The Company capitalizes direct costs of the acquisition, such as investment banker and attorneys’ fees and includes them as part of the purchase price. Other merger-related internal costs associated with acquisitions are expensed as incurred. Some examples of these merger-related costs include, but are not limited to, systems conversions, integration planning consultants and advertising fees. These merger-related costs are included within the Consolidated Statement of Income classified within the noninterest expense line. The acquired entity records merger-related costs that result from a plan to exit an activity, involuntarily terminate or relocate employees and are recognized as liabilities assumed as of the consummation date of the acquisition.

On September 2007, the Company acquired the deposits and facilities of six bank branches in Virginia. The costs associated with the acquisition were principally related to system conversion costs.

The Company’s merger-related costs for the years ended December 31, 2007, 2006 and 2005 were approximately $211 thousand, $263 thousand, and $17 thousand, respectively. Prior to the mergers, the acquired entities, Prosperity and Guaranty, recorded merger-related costs of approximately $807 thousand and $1.3 million and principally related to employee severance and investment banker fees.

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

Goodwill totaled $56.5 million and $50.0 million at the years ended December 31, 2007 and 2006, respectively. Based on the testing of goodwill for impairment, there were no impairment charges for 2007, 2006 or 2005. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 15 years. Core deposit intangibles, net of amortization, amounted to $11.6 million and $12.3 million at the years ended December 31, 2007 and 2006, respectively. Amortization expense of core deposit intangibles for the years ended December 31, 2007, 2006 and 2005 totaled $1.9 million, $1.7 million and $1.2 million, respectively.

RESULTS OF OPERATIONS

Net Income

For the year ended December 31, 2007 compared to the year ended December 31, 2006, net income decreased $6.2 million, or 24.0%, from $26.0 million to $19.8 million, which represented a decrease in earnings per share, on a diluted basis, of $.47, or 24.2%, from $1.94 to $1.47. Return on average equity for the year ended December 31, 2007 was 9.61% and return on average assets was 0.91%, compared to 13.64% and 1.30%, respectively, for the same period in 2006.

This decline was largely due to funding pressure and declines in yields on earning assets which reduced the Company’s net interest income. This reduction was partially offset by strong earning asset growth. The purchase of six bank branches, effective September 7, 2007, the operations of three bank branches, two of which were opened at the end of 2006, and costs associated with the Company’s new operations center contributed to the lower results when compared to the same period a year ago. Lastly, continued slowing in the mortgage banking sector also contributed to the net decline in income.

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

For the year ended December 31, 2007, net interest income, on a tax-equivalent basis, declined $208 thousand, or 0.3%, to $78.8 million compared to a year ago. Net interest margin declined, on a tax-equivalent basis, from 4.37% in 2006 to 4.06% for 2007. The 31 basis point margin decline was driven by increases in certificates of deposit and FHLB advances partially offset by lower savings and money market levels. Total cost of interest-bearing liabilities increased 46 basis points, to 3.93%, compared to earning asset yield increases of only 14 basis points, to 7.42%. Strong loan growth (principally within the commercial and construction loan portfolios, with an emphasis in owner occupied commercial real estate) of $147.5 million, or 10.0%, over a year ago helped to mitigate the effect of high cost interest bearing liabilities outpacing the yields on earning assets.

Decreases in the target Fed Funds rate totaling 100 basis points (50 basis points on September 18, 2007, 25 basis points on October 31, 2007 and 25 basis points on December 11, 2007) resulted in the immediate repricing of the Company’s loans tied to the prime rate – representing approximately 33% of the loan portfolio.

The liability side of the balance sheet also showed some immediate repricing, as overnight borrowing rates adjusted downward. Competition for deposits, however, has caused the Company’s deposit rates to be less responsive to Fed Funds rate decreases and is further compressing the net interest margin.

For the year ended December 31, 2007, approximately $8.0 million ($6.2 million during the first quarter and $1.8 million during the second quarter) of investment securities were called by the issuers, resulting in gains of $508 thousand ($301 thousand during the first quarter and $207 thousand during the second quarter). The proceeds from these calls, plus additional funds, were used to pay off approximately $15.0 million of higher cost (6.3%) FHLB advances. Penalties of approximately $513 thousand ($316 thousand during the first quarter and $197 thousand during the second quarter) associated with the early payoff of these advances have been reflected as an interest expense adjustment in the net interest margin for the twelve months ended December 31, 2007. Absent this interest expense adjustment, net interest margin would have been 4.08%, instead of 4.06%, for the year ended December 31, 2007.

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the years ended December 31, (dollars in thousands):

	2007			2006			2005
	Average Balance	Interest Income / Expense	Yield / Rate	Average Balance	Interest Income / Expense	Yield / Rate	Average Balance	Interest Income / Expense	Yield / Rate
Assets:
Securities:
Taxable	$173,942	$8,945	5.14%	$188,461	$9,883	5.24%	$154,954	$7,791	5.03%
Tax-exempt	100,944	7,272	7.20%	89,407	$6,546	7.32%	74,936	5,677	7.58%

Total securities	274,886	16,217	5.90%	277,868	$16,429	5.91%	229,890	13,468	5.86%
Loans, net (2) (3)	1,637,573	125,628	7.67%	1,489,794	$111,771	7.50%	1,315,695	88,089	6.70%
Loans held for sale	21,991	1,346	6.12%	25,129	$1,572	6.26%	38,975	2,367	6.07%
Federal funds sold	2,852	614	5.53%	8,837	$1,438	5.35%	11,143	349	3.13%
Money market investments	217	4	1.94%	151	$3	2.24%	73	2	2.79%
Interest-bearing deposits in other banks	1,116	57	5.12%	1,104	$57	5.13%	1,665	49	2.92%
Other interest-bearing deposits	2,596	135	5.18%	2,598	$129	4.96%	2,598	81	3.13%

Total earning assets	1,941,231	144,001	7.42%	1,805,481	$131,399	7.28%	1,600,039	104,405	6.53%

Allowance for loan losses	(18,666)			(18,468)			(16,687)
Total non-earning assets	244,558			211,055			154,653

Total assets	$2,167,123			$1,998,068			$1,738,005

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$206,748	1,316	0.64%	$204,023	$911	0.45%	$198,969	704	0.35%
Money market savings	158,461	3,708	2.34%	175,163	$3,945	2.25%	187,673	3,174	1.69%
Regular savings	104,507	820	0.78%	116,569	$1,061	0.91%	119,309	998	0.84%
Certificates of deposit:
$100,000 and over	446,662	22,024	4.93%	387,023	$17,603	4.55%	259,185	9,427	3.64%
Under $100,000	451,224	20,366	4.51%	405,930	$16,210	3.99%	365,758	11,605	3.17%

Total interest-bearing deposits	1,367,602	48,234	3.53%	1,288,708	$39,730	3.08%	1,130,894	25,908	2.29%
Other borrowings	291,742	17,017	5.83%	220,632	$12,711	5.85%	175,309	7,059	4.03%

Total interest-bearing liabilities	1,659,344	65,251	3.93%	1,509,340	$52,441	3.47%	1,306,203	32,967	2.52%

Noninterest-bearing liabilities:
Demand deposits	283,877			284,094			245,587
Other liabilities	18,377			14,074			14,994

Total liabilities	1,961,598			1,807,508			1,566,784
Stockholders’ equity	205,525			190,560			171,221

Total liabilities and stockholders’ equity	$2,167,123			$1,998,068			$1,738,005

Net interest income		$78,750			$78,958			$71,438

Interest rate spread (1)			3.49%			3.81%			4.01%
Interest expense as a percent of average earning assets			3.36%			2.90%			2.06%
Net interest margin			4.06%			4.37%			4.46%

(1)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(2)	Foregone interest on previously charged off credits of $0 thousand, $464 thousand and $311 thousand has been excluded for 2007, 2006 and 2005, respectively.
(3)	Nonaccrual loans are included in average loans outstanding.

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

	2007 vs. 2006 Increase (Decrease) Due to Change in:			2006 vs. 2005 Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(751)	$(187)	$(938)	$1,744	$348	$2,092
Tax-exempt	833	(107)	726	1,065	(196)	869

Total securities	82	(294)	(212)	2,809	152	2,961
Loans, net	11,283	2,574	13,857	12,398	11,284	23,682
Loans held for sale	(191)	(35)	(226)	(864)	69	(795)
Federal funds sold	(815)	(9)	(824)	400	689	1,089
Money market investments	1	—	1	1	—	1
Interest-bearing deposits in other banks	—	—	—	(20)	28	8
Other interest-bearing deposits	—	6	6	1	47	48

Total earning assets	$10,360	$2,242	$12,602	$14,725	$12,269	$26,994

Interest Bearing Liabilities:
Interest-bearing deposits:
Checking	$13	$392	$405	$19	$188	$207
Money market savings	(388)	151	(237)	(223)	994	771
Regular savings	(101)	(140)	(241)	(22)	85	63
Certificates of deposit:
$100,000 and over	2,865	1,556	4,421	5,426	2,750	8,176
Under $100,000	1,917	2,239	4,156	1,372	3,233	4,605

Total interest-bearing deposits	4,306	4,198	8,504	6,572	7,250	13,822
Other borrowings	3,858	448	4,306	2,028	3,624	5,652

Total interest-bearing liabilities	8,164	4,646	12,810	8,600	10,874	19,474

Change in net interest income	$2,196	$(2,404)	$(208)	$6,125	$1,395	$7,520

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

At December 31, 2007 and 2006, the Company was in an asset sensitive position. As described in the table below, management’s simulation model indicates net interest income will increase as rates increase. An asset sensitive company generally will be impacted favorably by increasing interest rates while a liability sensitive company’s net interest margin and net interest income generally will be impacted favorably by declining interest rates. Although the static gap report indicates $221.1 million and $193.1 million at December 31, 2007 and 2006, respectively, more liabilities than assets re-pricing within one year, computer simulation modeling shows the Company’s net interest income tends to increase when interest rates rise and fall when interest rates decline. The explanation for this is that interest rate changes affect bank products differently. For example, if the prime rate changes by 1.00% (100 basis points or bps), the change on certificates of deposit may only be 0.75% (75 bps), while other interest bearing deposit accounts may only change 0.10% (10 bps). Also, despite their fixed terms, loan products are often refinanced as rates decline, but rarely refinanced as rates rise. Assets and liabilities re-price throughout the year resulting in changes in the earning asset rate, the cost of funds rate, and the net interest margin.

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12 month rate ramps, with interest rates rising gradually versus an immediate increase or “shock” in rates, of 50 basis points up to 200 basis points. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for the year ended December 31, 2007 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+200 basis points	1.01%	841
+50 basis points	0.26%	216
Most likely rate scenario	0.00%	—
-50 basis points	-0.28%	(237)
-200 basis points	-1.30%	(1,088)

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

	Change In Economic Value Of Equity
	%	$
Change in Yield Curve:
+200 basis points	-0.99%	(3,778)
+50 basis points	0.64%	2,445
Most likely rate scenario	0.00%	—
-50 basis points	-0.51%	(1,933)
-200 basis points	-2.85%	(10,861)

Noninterest Income

For the year ended December 31, 2007 compared to the same period in 2006, noninterest income decreased $3.1 million, or 11.1%, from $28.2 million to $25.1 million. The decrease was principally driven by lower gains on sales within the mortgage segment of $2.5 million. Deposit accounts and other service charge income increased $755 thousand, or 5.7%, compared to last year. The prior year gains from the sale of real estate of approximately $837 thousand, insurance proceeds and BOLI commissions of approximately $617 thousand did not recur in 2007 thereby contributing to lower noninterest income.

For the year ended December 31, 2006 compared to the same period in 2005, noninterest income increased $2.7 million, or 10.7%, from $25.5 million to $28.2 million. This increase was driven by increases in other service charges and commissions and fees (brokerage commissions, ATM charges, and debit card income) of $2.0 million, BOLI income of $507 thousand, insurance proceeds of $328 thousand and SBIC income of $150 thousand, coupled with increased gains on sales of real estate and securities of $837 thousand and $662 thousand, respectively. These increases were partially offset by reduced gains on loan sales within the mortgage segment of $1.7 million. Prosperity noninterest income was $396 thousand since acquisition.

Noninterest Expense

For the year ended December 31, 2007 compared to the same period in 2006, noninterest expense increased $6.0 million, or 8.9%, from $67.6 million to $73.6 million. These figures include the acquisition of Prosperity on April 1, 2006; therefore, results of operations include twelve months of Prosperity activity for 2007 and only nine months for 2006. Excluding this year’s first quarter of noninterest expense related to Prosperity of $1.0 million, total noninterest expense increased $5.0 million, or 7.4%, when compared to the prior year.

The following increases exclude the first quarter 2007 noninterest expenses of Prosperity. Other operating expenses increased $3.1 million, or 15.0%, and principally related to telecommunications enhancements of approximately $1.2 million, the acquisition of six bank branches of approximately $428 thousand, bank franchise taxes of approximately $248 thousand and three additional bank branches of approximately $119 thousand. The telecommunications enhancements include the Company’s internet banking delivery channel (e.g., increased bandwidth), and improvements in data security and business continuity. Salary and benefits increased $741 thousand, or 2.0%, which was attributable to normal compensation adjustments, increased retail staff related to branch growth, equity based compensation and group insurance costs. This increase of $741 thousand was partially offset by lower commissions from the mortgage segment, as well as lower profit sharing expenses. Occupancy expense increased $967 thousand, or 19.3%, and was principally related to the Company’s fixed asset expansion that included new bank branches and operations center. These costs included depreciation, property insurance and, to a lesser extent, utility costs. Furniture and equipment expense increased $257 thousand, or 5.7%.

For the year ended December 31, 2007, total acquisition charges of approximately $211 thousand were charged to expense and currently are reflected in the caption “Other operating expenses” in the Company’s Consolidated Statements of Income. These costs primarily related to system conversion costs.

For the year ended December 31, 2006 compared to the same period in 2005, noninterest expenses increased $9.3 million, or 15.9%, from $58.3 million to $67.6 million. Salaries and benefits increased $4.1 million, or 12.2%, principally driven by additional employees, both new and acquired, normal compensation adjustments, profit sharing, and equity compensation expenses, partially offset by lower mortgage commissions paid and reduced incentive compensation expenses. Prosperity’s noninterest expenses were $3.2 million since acquisition.

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

SEGMENT INFORMATION

Community Bank Segment

For the year ended December 31, 2007 compared to the same period in 2006, net income for the community banking segment decreased 20.5%, or approximately $5.3 million, from $25.9 million to $20.6 million. Net interest income declined $993 thousand, or 1.3%, as funding costs increased at a greater pace than yields on earning assets. During the first half of 2007 funds from called securities were used to payoff higher rate FHLB advances to enhance the net interest margin in future periods. Approximately $513 thousand in penalties associated with the early payoff of FHLB advances have been reflected as an interest expense adjustment. Net interest income after the provision for loan losses decreased $603 thousand, or 0.8%, from a year ago. Reflected in this net decrease are specific loan loss reserves of $750 thousand that were recaptured during the first quarter of 2007. See Asset Quality section below for additional information regarding this loan loss provision recapture.

Noninterest income for the year ended December 31, 2007 decreased $654 thousand or 3.8%. Excluding the gains from called investment securities of $508 thousand, the gain recorded from the sale of the former operations center of $324 thousand in 2007 and prior year gains from the sale of real estate of $856 thousand, investment securities of $276 thousand and SBIC income of $150 thousand, the increase in noninterest income was $646 thousand, or 4.2%, over the prior year.

Mortgage Segment

For the year ended December 30, 2007, the mortgage segment reported a net loss of $803 thousand, a decline of $941 thousand from net income of $138 thousand for the year ended December 31, 2006. This was principally due to a 23.3% decline in loan originations, from $484.7 million to $371.9 million, for the years ended December 31, 2006 and 2007, respectively. In addition, the mortgage segment reported loan related losses of $267 thousand during the twelve months ended December 31, 2007, and $103 thousand on repurchased loans. The housing market for both new construction and existing sales continued to slump during the year, providing fewer origination opportunities than during 2006. Reduced mortgage loan demand combined with less liquidity in the secondary market and more stringent underwriting requirements have slowed both purchase and refinance production.

BALANCE SHEET

Balance Sheet Overview

As of December 31, 2007, total assets were $2.3 billion compared to $2.1 billion at December 31, 2006. Net loans increased $198.2 million, or 13.0%, from December 31, 2006. Loan growth was concentrated in the commercial real estate and construction loan portfolios, primarily in owner occupied commercial real estate, from a year ago. Total cash and cash equivalents declined $17.6 million, primarily related to lower Fed Funds sold, to $58.3 million at December 31, 2007 from $75.9 million a year ago. Deposits decreased $6.3 million, or 0.4%, from December 31, 2006 principally due to lower demand deposits, money market, and savings account balances, partially offset by higher certificates of deposit. Total borrowings also increased by $181.5 million to $270 million from December 31, 2006. The Company’s equity to assets ratio remains strong at 9.22% at December 31, 2007.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2007 (dollar in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$129,810	$5,000	$47,500	$12,000	$65,310
Operating leases	10,575	1,998	3,221	2,135	3,221
Other short-term borrowings	200,837	200,837	—	—	—
Repurchase agreements	82,049	82,049	—	—	—

Total contractual obligations	$423,271	$289,884	$50,721	$14,135	$68,531

For more information pertaining to the previous table, reference Note 5 “Bank Premise and Equipment” and Note 8 “Borrowings” in the “Notes to the Consolidated Financial Statements”.

Loan Portfolio

As of December 31, 2007 compared to December 31, 2006, loans, net of unearned income increased $198.3 million, or 12.8%, to $1.7 billion from $1.5 billion. At December 31, 2007, loans secured by real estate continue to represent the Company’s largest category, comprising 80.0% of the total loan portfolio. At December 31, 2007, residential 1-4 family loans, not including home equity lines, comprised 16.1% of total loans and increased $18.0 million, or 6.9% compared to the prior year. At December 31, 2007, mortgage loans secured by commercial real estate comprised 28.6% of the total loans, and increased $51.4 million, or 11.5% compared to the prior year. At December 31, 2007, real estate construction loans accounted for 22.7% of total loans. The Company also experienced increases in home equity lines of credit, up $16.8 million, or 15%.

Commercial business loan balances remained unchanged from the prior year. Commercial business loans comprised 7.8% of total loans at the end of 2007, down from 8.8% at the end of 2006. The Company’s consumer loan portfolio consists principally of installment loans. Such loans to individuals for household, family and other personal expenditures totaled 10.7% of total loans at December 31, 2007, up from 10.6% in 2006. Loans to the agricultural industry increased to 1.1% of total loans at December 31, 2007, up from 0.8% in 2006.

The following table presents the composition of the Company’s loans, net of unearned income and as a percentage of the Company’s total gross loans as of December 31, (dollars in thousands):

	2007		2006		2005		2004		2003
Mortgage loans on real estate:
Residential 1-4 family	$281,847	16.1%	$263,770	17.0%	$271,721	19.9%	$270,341	21.4%	$211,162	24.0%
Commercial	500,118	28.6%	448,691	29.0%	394,094	28.9%	368,816	29.2%	239,804	27.3%
Construction	396,928	22.7%	324,606	20.9%	273,262	20.1%	221,190	17.5%	105,417	12.0%
Second mortgages	37,875	2.2%	35,584	2.3%	24,088	1.8%	18,017	1.4%	16,288	1.9%
Equity lines of credit	128,897	7.4%	112,079	7.2%	96,490	7.1%	90,042	7.1%	48,034	5.5%
Multifamily	32,970	1.9%	29,263	1.9%	14,648	1.1%	18,287	1.4%	11,075	1.3%
Agriculture	18,958	1.1%	12,903	0.8%	11,145	0.8%	5,530	0.4%	6,745	0.8%

Total real estate loans	1,397,593	80.0%	1,226,896	79.2%	1,085,448	79.7%	992,223	78.4%	638,525	72.7%
Commercial Loans	136,317	7.8%	136,617	8.8%	127,048	9.3%	135,907	10.7%	112,760	12.8%

Consumer installment loans
Personal	173,650	9.9%	153,865	9.9%	126,174	9.3%	113,841	9.0%	110,285	12.6%
Credit cards	13,108	0.7%	9,963	0.6%	9,388	0.7%	8,655	0.7%	7,004	0.8%

Total consumer installment loans	186,758	10.6%	163,828	10.6%	135,562	10.0%	122,496	9.7%	117,289	13.4%
All other loans	27,152	1.6%	22,104	1.4%	14,196	1.0%	14,219	1.1%	9,719	1.1%

Gross loans	1,747,820	100.0%	1,549,445	100.0%	1,362,254	100.0%	1,264,845	100.0%	878,293	100.0%
Less unearned income on loans	—		—		—		4		26

Loans, net of unearned income	$1,747,820		$1,549,445		$1,362,254		$1,264,841		$878,267

The following table presents the remaining maturities and type of rate (variable or fixed) on commercial and real estate constructions loans as of December 31, 2007 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Real Estate Construction	$396,928	$354,244	$18,323	$18,242	$81	$24,361	$20,441	$3,920
Commercial	$136,317	$77,039	$3,316	$2,989	$327	$55,962	$47,459	$8,503

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

Asset Quality

The Company’s asset quality remains strong. The allowance for loan losses represents management’s estimate of the amount adequate to provide for potential losses inherent in the loan portfolio. The Company’s management has established an allowance for loan losses which it believes is adequate for the risk of loss inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, that cannot be precisely quantified or attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies.

For the year ended December 31, 2007, the allowance for loan losses was $19.3 million or 1.11% of total loans as compared to $19.1 million, or 1.24% in 2006. For the year ended December 31, 2007 compared to the same period in 2006, provision for loan losses decreased $390 thousand from $1.4 million to $1.1 million. This decline was primarily attributable to the recapture of $750 thousand in specific reserves on a single credit relationship mentioned below. Gross loans grew $198.4 million, or 12.8% and compares to the allowance for loan loss growth rate of 24.8%, absent the specific reserve recapture, when compared to December 31, 2006. The increase in the allowance for loan losses was primarily due to continued loan growth, net charge-offs and increased uncertainty with regard to general economic and other credit risk factors. Net charge-offs were $872 thousand for the year ended December 31, 2007, compared to net charge-offs of $203 thousand in the same periods for 2006. For the years ended December 31, 2006 and 2005, the Company collected $464 thousand and $311 thousand of foregone interest, respectively, which was excluded from the net interest margin calculation.

The following table rolls forward the allowance for loan losses over the past five years ended December 31 (dollars in thousands):

	2007	2006	2005	2004	2003
Balance, beginning of year	$19,148	$17,116	$16,384	$11,519	$9,179
Allowance from acquired bank	—	785	—	2,040	—
Loans charged-off:
Commercial	207	22	25	167	77
Real estate	—	—	6	5	1
Consumer	1,005	600	809	1,002	877

Total loans charged-off	1,212	622	840	1,174	955

Recoveries:
Commercial	30	102	43	1,388	684
Real estate	—	—	—	42	—
Consumer	310	317	357	415	304

Total recoveries	340	419	400	1,845	988

Net charge-offs (recoveries)	872	203	440	(671)	(33)
Provision for loan losses	1,060	1,450	1,172	2,154	2,307

Balance, end of year	$19,336	$19,148	$17,116	$16,384	$11,519

Allowance for loan losses to loans	1.11%	1.24%	1.26%	1.30%	1.31%
Net charge-offs (recoveries) to average loans	0.05%	0.01%	0.03%	-0.06%	0.00%

The following table shows an allocation among loan categories based upon analysis of the loan portfolio’s composition, historical loan loss experience, and other factors, as well as, the ratio of the related outstanding loan balances to total loans as of December 31 (dollars in thousands).

	2007		2006		2005		2004		2003
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial, financial and agriculture	$4,567	8.0%	$4,523	8.9%	$4,320	9.3%	$4,971	10.8%	$4,500	12.9%
Real estate construction	$10,740	22.7%	10,635	20.9%	9,229	20.1%	7,998	17.5%	4,176	12.0%
Real estate mortgage	$611	57.3%	605	58.2%	541	59.7%	518	61.0%	493	60.7%
Consumer & other	$3,418	12.0%	3,385	11.9%	3,026	10.9%	2,897	10.7%	2,350	14.4%

Total	$19,336	100.0%	$19,148	100.0%	$17,116	100.0%	$16,384	100.0%	$11,519	100.0%

(1)	The percent represents the loan balance divided by total loans

The Company entered into a workout agreement with the borrower in the aforementioned single credit relationship during March 2004. Under the terms of the agreement, the Company extended further credit secured by additional property with significant equity. During the first quarter of 2007, such equity was extracted from this relationship, reducing nonperforming assets totals on this relationship from $10.6 million as of December 31, 2006 to $7.9 million, and resulting in the recapture of $750 thousand in specific reserves. In the second quarter of 2007, approximately $400 thousand of this relationship returned to accrual status, further reducing the nonperforming balance to $7.5 million as of the end of June 30, 2007. This balance has been further reduced, due to payments, to $7.3 million at December 31, 2007. Despite the lengthy nature of this workout, the Company continues to have dialogue with the borrower toward a resolution of the affiliated loans and anticipates that this workout will result in further reductions of the Company’s overall exposure to the borrower. The loans to this relationship continue to be secured by real estate (two assisted living facilities).

Nationally, industry concerns over asset quality have increased due in large part to issues related to subprime mortgage lending, declining real estate activity and general economic concerns. While the Company has experienced reduced residential real estate activity, the markets in which the Company operates remain stable and there has been no significant deterioration in the quality of the Company’s loan portfolio. Residential loan demand has moderated somewhat but the Company is still experiencing continued loan demand, particularly in owner-occupied commercial real estate. Management will continue to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential real estate, and adjust the allowance for loan losses accordingly.

The following table presents a five-year comparison of nonperforming assets as of December 31, (dollars in thousands):

	2007	2006	2005	2004	2003
Nonaccrual loans	$9,436	$10,873	$11,255	$11,169	$9,174
Foreclosed properties	217	—	—	14	444
Real estate investment	476	—	—	—	—

Total nonperforming assets	$10,129	$10,873	$11,255	$11,183	$9,618

Loans past due 90 days and accruing interest	$905	$208	$150	$822	$957

Nonperforming assets to loans, foreclosed properities & real estate investments	0.58%	0.70%	0.83%	0.88%	1.09%
Allowance for loan losses to nonaccrual loans	204.92%	176.11%	152.07%	146.69%	125.56%

Securities Available for Sale

At December 31, 2007, the Company had securities available for sale, at fair value in the amount of $282.7 million, or 12.3% of total assets, as compared to $282.8 million, or 13.5% of total assets as of December 31, 2006. The Company seeks to diversify its portfolio to minimize risk and to maintain a large amount of securities issued by states and political subdivisions due to the tax benefits. It also focuses on purchasing mortgage-backed securities because of the reinvestment opportunities from the cash flows and the higher yield offered from these securities. All of the Company’s mortgage-backed securities are greater than or equivalent to investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities. The following table sets forth a summary of the securities available for sale, at fair value as of December 31, (dollar in thousands):

	2007	2006	2005
U.S. government and agency securities	$—	$9,829	$1,935
Obligations of states and political subdivisions	112,596	104,222	86,218
Corporate and other bonds	15,996	27,202	40,779
Mortgage-backed securities	136,220	130,610	106,706
Federal Reserve Bank stock	3,337	3,097	2,213
Federal Home Loan Bank stock	13,800	7,554	7,392
Other securities	750	310	774

Total securities available for sale, at fair value	$282,699	$282,824	$246,017

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The following table summarizes the contractual maturity of securities available for sale, at fair value and their weighted average yields as of December 31, 2007 (dollar in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years and Equity Securities	Total
Mortgage backed securities:
Amortized cost	$—	$20,653	$33,161	$82,148	$135,962
Fair value	—	20,521	33,325	82,374	136,220
Weighted average yield (1)	—	4.50%	4.87%	5.12%	4.96%

Obligations of states and political subdivisions:
Amortized cost	$2,254	$10,956	$44,238	$53,991	$111,439
Fair value	2,261	11,130	45,313	53,892	112,596
Weighted average yield (1)	5.00%	4.97%	4.84%	4.38%	4.63%

Other securities:
Amortized cost	$—	$—	$500	$32,815	$33,315
Fair value	—	—	503	33,380	33,883
Weighted average yield (1)	—	—	6.00%	5.75%	5.75%

Total securities available for sale:
Amortized cost	$2,254	$31,609	$77,899	$168,954	$280,716
Fair value	2,261	31,651	79,141	169,646	282,699
Weighted average yield (1)	5.00%	4.66%	4.86%	5.01%	4.93%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Deposits

As of December 31, 2007, total deposits were $1.7 billion, unchanged from December 31, 2006. Included in the 2007 balances are approximately $43.3 million in deposits acquired through the purchase of six branches, of which $34.7 million were interest-bearing liabilities. Absent the acquisition, deposits declined principally within the demand deposit and money market categories. This decline was principally attributable to lower economic activity and customer liquidity in the markets in which we compete. Total deposits consist of noninterest-bearing demand deposits of $281.4 million, or 17.0%, and interest-bearing deposits of $1.4 billion or 83.0%.

As of December 31, 2007 compared to December 31, 2006, average interest-bearing deposits increased $78.9 million, or 6.1%, to $1.4 billion from $1.3 billion. Average money market and savings accounts decreased $16.7 million and $12.1 million, respectively, while time deposits of $100,000 and over and other time deposit accounts increased $59.6 million and $45.3 million, respectively. This composition swing was principally driven by consumer demand for higher yielding products amid strong competition for low cost deposit funding. The average noninterest-bearing demand deposits remained flat at approximately $284 million in both 2007 and 2006. The 2007 deposit balances benefited from the acquisition of approximately $8.6 million in noninterest-bearing deposits. The Company had no brokered deposits as of December 31, 2007.

The average deposits and rates paid for the past three years and maturities of certificates of deposit of $100,000 and over as of December 31, 2007 are as follows (dollars in thousands):

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$283,877		$284,094		$245,587
Interest-bearing deposits:
NOW accounts	206,748	0.64%	204,023	0.45%	198,969	0.35%
Money market accounts	158,461	2.34%	175,163	2.25%	187,673	1.69%
Savings accounts	104,507	0.78%	116,569	0.91%	119,309	0.84%
Time deposits of $100,000 and over	446,662	4.93%	387,023	4.55%	259,185	3.64%
Other time deposits	451,224	4.51%	405,930	3.99%	365,758	3.17%

Total interest-bearing	1,367,602	3.53%	1,288,708	3.08%	1,130,894	2.29%

Total average deposits	$1,651,478		$1,572,802		$1,376,481

	Within 3 Months	3 -6 Months	6 -12 Months	Over 12 Months	Total	Percent Of Total Deposits
Maturities of time deposits of $100,000 and over	$240,145	$78,484	$114,557	$20,057	$453,243	27.31%

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

The Federal Reserve, along with the OCC and the FDIC, has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a ratio of total capital to risk-weighted assets of 11.67% and 12.78% on December 31, 2007 and 2006, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 10.65% and 11.63% at December 31, 2007 and 2006, respectively, allowing the Company to meet the definition of “well-capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2007 and 2006. The Company’s current strategic plan includes a targeted equity to asset ratio between 8% and 9%. As of December 31, 2007, that ratio was 9.22%.

In connection with the latest bank acquisitions, Prosperity and Guaranty, the Company has issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes. The Acquired Bank Branches were financed through normal operations.

The following summarizes the Company’s regulatory capital and related ratios over the past three years ended December 31, (dollars in thousands):

	2007	2006	2005
Tier 1 capital:
Common stock	$17,879	$17,716	$17,595
Surplus	40,758	38,047	35,426
Retained earnings	152,238	142,168	124,531

Total equity	210,875	197,931	177,552
Plus: qualifying trust preferred capital notes	58,500	58,500	22,500
Less: core deposit intangibles/goodwill	68,024	62,390	39,801

Total Tier 1 capital	201,351	194,041	160,251

Tier 2 capital:
Allowance for loan losses	19,336	19,148	17,116

Total Tier 2 capital	19,336	19,148	17,116

Total risk-based capital	$220,687	$213,189	$177,367

Risk-weighted assets	$1,890,569	$1,668,699	$1,460,607

Capital ratios:
Tier 1 risk-based capital ratio	10.65%	11.63%	10.97%
Total risk-based capital ratio	11.67%	12.78%	12.14%
Leverage ratio (Tier 1 capital to average adjusted assets)	9.20%	9.57%	9.09%
Equity to total assets	9.22%	9.53%	9.82%

Commitments and off-balance sheet obligations

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Company's involvement in particular classes of financial instruments. For more information pertaining to these commitments, reference Note 11 “Financial Instruments with Off-Balance Sheet Risk” in the “Notes to the Consolidated Financial Statements”.

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

At December 31, 2007, Union Mortgage had rate lock commitments to originate mortgage loans amounting to $29.9 million and loans held for sale of $25.2 million. Union Mortgage has entered into corresponding mandatory commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $55.1 million. These commitments to sell loans are designed to eliminate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

The following table represents the Company’s other commitments with balance sheet or off-balance sheet risk as of December 31, 2007 (dollars in thousands):

Amount
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$704,603
Standby letters of credit	30,822
Commitments to purchase securities	—
Mortgage loan rate lock commitments	29,943

Total commitments with off-balance sheet risk	765,368

Commitments with balance sheet risk:
Loans held for sale	25,248

Total commitments with balance sheet risk	25,248

Total other commitments	$790,616

(1)	Includes unfunded overdraft protection.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, Federal Funds sold, securities available for sale, loans held for sale and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through Federal Funds lines with several correspondent banks, a line of credit with the FHLB and a corporate line of credit with a large correspondent bank. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

At December 31, 2007, cash and cash equivalents and securities classified as available for sale comprised 14.8% of total assets, compared to 17.1% at December 31, 2006. Asset liquidity is also provided by managing loan and securities maturities and cash flows.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Community Banks maintain Federal Funds lines with several regional banks totaling $49.3 million as of December 31, 2007. There was approximately $41.8 million outstanding under these lines as of

December 31, 2007. The Company had outstanding borrowings pursuant to securities sold under agreements to repurchase transactions with a maturity of one day of $82.0 million as of December 31, 2007. Lastly, the Company had a collateral dependent line of credit with the FHLB for $607.7 million as of December 31, 2007. There was approximately $228.5 million outstanding under this line at December 31, 2007.

NON GAAP MEASURES

SFAS No. 141, Business Combinations (“SFAS No. 141”), requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Prior to the issuance of SFAS No. 141, the Company accounted for most of its acquisition activity using the pooling method of accounting. The acquisitions of Acquired Bank Branches, Prosperity and Guaranty are the three business combinations accounted for using the purchase method of accounting. At December 31, 2007, core deposit intangible assets and goodwill totaled $11.6 million and $56.5, respectively, compared to $12.3 million and $50.0 million, respectively, in 2006.

In reporting the results of 2007 and 2006, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Cash basis operating earnings per share was $1.56 for the year ended December 31, 2007 compared to $2.03 in 2006. Cash basis return on average tangible equity and assets for the year ended December 31, 2007 was 14.88% and 1.00%, respectively, compared to 20.31% and 1.40%, respectively, in 2006.

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

	2007	2006
Net income	$19,756	$25,992
Plus: core deposit intangible amortization, net of tax	1,214	1,090

Cash basis operating earnings	20,970	27,082

Average assets	2,167,123	1,998,068
Less: average goodwill	52,807	45,360
Less: average core deposit intangibles	11,835	11,863

Average tangible assets	2,102,481	1,940,845

Average equity	205,525	190,560
Less: average goodwill	52,807	45,360
Less: average core deposit intangibles	11,835	11,863

Average tangible equity	$140,883	$133,337

Weighted average shares outstanding, diluted	13,422,139	13,361,773
Cash basis earnings per share, diluted	$1.56	$2.03
Cash basis return on average tangible assets	1.00%	1.40%
Cash basis return on average tangible equity	14.88%	20.31%

QUARTERLY RESULTS

The following table presents the Company’s quarterly performance for the years ended December 31, 2007 and 2006 (dollars in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth	Total
For the Year 2007
Interest and dividend income	$33,627	$35,129	$36,251	$35,989	$140,996
Interest expense	15,467	15,908	16,903	16,973	65,251

Net interest income	18,160	19,221	19,348	19,016	75,745
Provision for loan losses	(735)	190	432	1,173	1,060

Net interest income after provision for loan losses	18,895	19,031	18,916	17,843	74,685
Noninterest income	6,209	6,212	6,282	6,402	25,105
Noninterest expenses	17,959	17,666	17,978	19,947	73,550

Income before income taxes	7,145	7,577	7,220	4,298	26,240
Income tax expense	1,997	1,936	1,863	688	6,484

Net income	$5,148	$5,641	$5,357	$3,610	$19,756

Earnings per share, basic	$0.39	$0.42	$0.40	$0.27	$1.48
Earnings per share, diluted	$0.38	$0.42	$0.40	$0.27	$1.47

For the Year 2006
Interest and dividend income	$28,290	$32,347	$34,169	$34,350	$129,156
Interest expense	10,242	12,378	14,404	15,417	52,441

Net interest income	18,048	19,969	19,765	18,933	76,715
Provision for loan losses	538	273	485	154	1,450

Net interest income after provision for loan losses	17,510	19,696	19,280	18,779	75,265
Noninterest income	6,975	6,907	7,019	7,344	28,245
Noninterest expenses	15,620	17,209	17,441	17,297	67,567

Income before income taxes	8,865	9,394	8,858	8,826	35,943
Income tax expense	2,557	2,681	2,330	2,383	9,951

Net income	$6,308	$6,713	$6,528	$6,443	$25,992

Earnings per share, basic	$0.48	$0.51	$0.49	$0.49	$1.97
Earnings per share, diluted	$0.47	$0.50	$0.49	$0.48	$1.94

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This information is incorporated herein by reference from Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union Bankshares Corporation

Bowling Green, Virginia

We have audited the accompanying consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Union Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Union Bankshares Corporation and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union Bankshares Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Union Bankshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia

February 28, 2008

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except share amounts)

	2007	2006
ASSETS
Cash and cash equivalents:
Cash and due from banks	$54,716	$55,511
Interest-bearing deposits in other banks	662	950
Money market investments	303	322
Other interest-bearing deposits	2,598	2,598
Federal funds sold	—	16,509

Total cash and cash equivalents	58,279	75,890

Securities available for sale, at fair value	282,699	282,824

Loans held for sale	25,248	20,084

Loans, net of unearned income	1,747,820	1,549,445
Less allowance for loan losses	19,336	19,148

Net loans	1,728,484	1,530,297

Bank premises and equipment, net	75,741	63,461
Other real estate owned	694	—
Core deposit intangibles, net	11,550	12,341
Goodwill	56,474	50,049
Other assets	62,228	57,945

Total assets	$2,301,397	$2,092,891

LIABILITIES
Noninterest-bearing demand deposits	$281,405	$292,262
Interest-bearing deposits:
NOW accounts	217,809	212,328
Money market accounts	156,576	165,202
Savings accounts	100,885	107,163
Time deposits of $100,000 and over	453,243	442,953
Other time deposits	449,660	446,000

Total interest-bearing deposits	1,378,173	1,373,646

Total deposits	1,659,578	1,665,908

Securities sold under agreements to repurchase	82,049	62,696
Other short-term borrowings	200,837	—
Trust preferred capital notes	60,310	60,310
Long-term borrowings	69,500	88,850
Other liabilities	17,041	15,711

Total liabilities	2,089,315	1,893,475

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 13,438,334 shares at December 31, 2007 and 13,303,520 shares at December 31, 2006	17,879	17,716
Surplus	40,758	38,047
Retained earnings	152,238	142,168
Accumulated other comprehensive income	1,207	1,485

Total stockholders’ equity	212,082	199,416

Total liabilities and stockholders’ equity	$2,301,397	$2,092,891

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands, except per share amounts)

	2007	2006	2005
Interest and dividend income:
Interest and fees on loans	$126,514	$113,392	$90,355
Interest on Federal funds sold	614	1,438	349
Interest on deposits in other banks	57	57	49
Interest on money market investments	4	3	2
Interest on other interest-bearing deposits	135	129	81
Interest and dividends on securities:
Taxable	8,945	9,883	7,791
Nontaxable	4,727	4,254	3,690

Total interest and dividend income	140,996	129,156	102,317

Interest expense:
Interest on deposits	48,234	39,729	25,908
Interest on Federal funds purchased	1,224	1,256	171
Interest on short-term borrowings	6,618	4,168	1,842
Interest on long-term borrowings	9,175	7,288	5,046

Total interest expense	65,251	52,441	32,967

Net interest income	75,745	76,715	69,350
Provision for loan losses	1,060	1,450	1,172

Net interest income after provision for loan losses	74,685	75,265	68,178

Noninterest income:
Service charges on deposit accounts	7,793	7,186	6,790
Other service charges, commissions and fees	6,157	6,009	4,360
Gains on securities transactions, net	586	688	26
Gains on sales of loans	8,817	11,277	12,973
Gains on sales of other real estate owned and bank premises, net	187	870	33
Other operating income	1,565	2,215	1,328

Total noninterest income	25,105	28,245	25,510

Noninterest expenses:
Salaries and benefits	38,765	37,635	33,556
Occupancy expenses	6,085	5,006	4,148
Furniture and equipment expenses	4,816	4,503	3,927
Other operating expenses	23,884	20,423	16,644

Total noninterest expenses	73,550	67,567	58,275

Income before income taxes	26,240	35,943	35,413
Income tax expense	6,484	9,951	10,591

Net income	$19,756	$25,992	$24,822

Earnings per share, basic	$1.48	$1.97	$1.89

Earnings per share, diluted	$1.47	$1.94	$1.87

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands, except share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance—December 31, 2004	$17,488	$33,716	$106,460	$5,094		$162,758

Comprehensive income:
Net income			24,822		$24,822	24,822
Unrealized holding losses arising during the period (net of tax, $1,762)					(3,271)
Reclassification adjustment for gains included in net income (net of tax, $9)					(17)

Other comprehensive loss (net of tax, $1,771)				(3,288)	(3,288)	(3,288)

Total comprehensive income					$21,534

Cash dividends—2005 ($.52 per share)			(6,751)			(6,751)
Tax benefit from exercise of stock awards		169				169
Accelerated vesting of stock options		64				64
Award of performance stock grants		48				48
Unearned compensation on nonvested stock, net of amortization		(157)				(157)
Issuance of common stock under Dividend Reinvestment Plan (29,391 shares)	40	683				723
Issuance of common stock under Incentive Stock Option Plan (28,833 shares)	38	330				368
Issuance of common stock for services rendered (13,505 shares)	18	392				410
Issuance of nonvested stock under Incentive Stock Option Plan (7,995 shares)	11	181				192

Balance—December 31, 2005	17,595	35,426	124,531	1,806		179,358

Comprehensive income:
Net income			25,992		$25,992	25,992
Unrealized holding gains arising during the period (net of tax, $68)					126
Reclassification adjustment for gains included in net income (net of tax, $241)					(447)

Other comprehensive loss (net of tax, $173)				(321)	(321)	(321)

Total comprehensive income					$25,671

Cash dividends—2006 ($.63 per share)			(8,345)			(8,345)
Tax benefit from exercise of stock awards		182				182
Cash paid for fractional shares (206 shares)			(10)			(10)
Issuance of common stock under Dividend Reinvestment Plan (33,194 shares)	44	874				918
Issuance of common stock under Incentive Stock Option Plan (47,466 shares)	63	653				716
Issuance of common stock for services rendered (18,302 shares)	24	540				564
SFAS No. 123R implementation adjustment	(10)	10				—
Stock-based compensation expense		362				362

Balance—December 31, 2006	17,716	38,047	142,168	1,485		199,416

Comprehensive income:
Net income			19,756		$19,756	19,756
Unrealized holding gains arising during the period (net of tax, $55)					103
Reclassification adjustment for gains included in net income (net of tax, $205)					(381)

Other comprehensive loss (net of tax, $150)				(278)	(278)	(278)

Total comprehensive income					$19,478

Cash dividends—2007 ($.73 per share)			(9,686)			(9,686)
Tax benefit from exercise of stock awards		22				22
Issuance of common stock under Dividend Reinvestment Plan (47,769 shares)	64	994				1,058
Issuance of common stock under Incentive Stock Option Plan (46,743 shares)	62	582				644
Issuance of common stock for services rendered (27,933 shares)	37	568				605
Stock-based compensation expense		545				545

Balance—December 31, 2007	$17,879	$40,758	$152,238	$1,207		$212,082

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)

	2007	2006	2005
Operating activities:
Net income	$19,756	$25,992	$24,822
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization of bank premises and equipment	4,690	3,904	3,396
Amortization, net	2,455	2,397	1,556
Provision for loan losses	1,060	1,450	1,172
Gains on the sale of investment securities	(586)	(688)	(26)
Origination of loans held for sale	(371,873)	(484,696)	(556,774)
Proceeds from sales of loans held for sale	366,709	492,680	571,374
Gains on sales of other real estate owned and premises, net	(187)	(870)	(33)
Stock-based compensation expenses	545	362	147
Issuance of common stock grants for services	605	564	410
Increase in other assets	(7,480)	(5,975)	(16,946)
Increase (decrease) in other liabilities	1,330	(807)	3,331

Net cash and cash equivalents provided by operating activities	17,024	34,313	32,429

Investing activities:
Purchases of securities available for sale	(55,080)	(51,296)	(56,417)
Proceeds from sales of securities available for sale	100	1,005	—
Proceeds from maturities, calls and paydowns of securities available for sale	55,289	47,614	38,545
Net increase in loans	(199,247)	(110,867)	(97,853)
Net increase in bank premises and equipment	(14,573)	(21,085)	(7,797)
Proceeds from sales of other real estate owned	—	499	61
Cash paid in bank acquisition	—	(35,955)	—
Cash acquired in bank and branch acquisitions	35,636	17,148	—

Net cash and cash equivalents used in investing activities	(177,875)	(152,937)	(123,461)

Financing activities:
Net increase (decrease) in noninterest-bearing deposits	(19,443)	(18,254)	28,030
Net increase (decrease) in interest-bearing deposits	(30,195)	116,205	114,168
Net increase (decrease) in short-term borrowings	220,190	(45,400)	33,890
Net increase (decrease) in long-term borrowings	(19,350)	41,850	(43,271)
Proceeds from trust preferred capital notes	—	37,114	—
Cash dividends paid	(9,686)	(8,345)	(6,751)
Tax benefit from exercise of stock-based awards	22	182	169
Cash paid for fractional shares	—	(10)	—
Issuance of common stock	1,702	1,634	1,091

Net cash and cash equivalents provided by financing activities	143,240	124,976	127,326

Increase (decrease) in cash and cash equivalents	(17,611)	6,352	36,294
Cash and cash equivalents at beginning of the period	75,890	69,538	33,244

Cash and cash equivalents at end of the period	$58,279	$75,890	$69,538

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$65,103	$51,312	$25,221
Income taxes	7,909	9,935	12,178

Supplemental schedule of noncash investing and financing activities
Unrealized loss on securities available for sale	$(378)	$(417)	$(5,059)

Transactions related to bank and branch acquisitions
Increase in assets and liabilities:
Loans	$—	$75,742	$—
Securities	—	34,003	—
Other Assets	7,672	26,229	—
Noninterest bearing deposits	8,586	52,431	—
Interest bearing deposits	34,722	59,011	—
Borrowings	—	4,668	—
Other Liabilities	—	1,057	—

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and practices of Union Bankshares Corporation and subsidiaries (the "Company") conform to accounting principles generally accepted in the United States of America and follow general practice within the banking industry. Major policies and practices are described below. In addition, share and per share amounts for all periods presented in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the effect of the three-for-two stock split in October 2006.

(A)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, which is a bank holding company that owns all of the outstanding common stock of its banking subsidiaries, Union Bank and Trust Company (“Union Bank”), Northern Neck State Bank, Rappahannock National Bank, Bay Community Bank (formerly Bank of Williamsburg), Prosperity Bank & Trust Company (“Prosperity”) and of Union Investment Services Inc. Union Mortgage Group, Inc. (“Union Mortgage”) (formerly Mortgage Capital Investors, Inc.) is a wholly owned subsidiary of Union Bank. Bay Community Bank has a non-controlling interest in Johnson Mortgage Company, LLC, which is accounted for under the equity method of accounting. The Company’s Statutory Trust I and II, wholly owned subsidiaries of the Company, were formed for the purpose of issuing redeemable Capital Securities in connection with the Company’s acquisitions of Guaranty Financial Corporation in May 2004 and its wholly owned subsidiary, Guaranty Bank (“Guaranty”) and Prosperity in April 2006. Statement of Financial Accounting Standard (“SFAS”) Interpretation No. 46R Consolidation of Variable Interest—an interpretation of ARB No. 51 (“FIN 46R”) precludes the Company from consolidating Statutory Trust I & II. The subordinated debts payable to the trusts are reported as liabilities of the Company. All significant inter-company balances and transactions have been eliminated. The accompanying consolidated financial statements for prior periods reflect certain reclassifications in order to conform to the current presentation.

(B)	Investment Securities

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. The Company has no securities in this category.

Securities classified as available for sale are those debt and equity securities that management intends to hold for an indefinite period of time, including securities used as part of the Company's asset/liability strategy, and that may be sold in response to changes in interest rates, liquidity needs or other similar factors or called by the issuer under the terms of the debt. Securities available for sale are reported at fair value, with unrealized gains or losses, net of deferred taxes, included in accumulated other comprehensive income in stockholders' equity.

Securities classified as held for trading are those debt and equity securities that are bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in earnings. The Company has no securities in this category.

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

Loans originated and intended for sale in the secondary market are sold servicing released and carried at the lower of cost or estimated fair value, which is determined in the aggregate based on sales commitments to permanent investors or on current market rates for loans of similar quality and type. In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. As a result, loans held for sale are stated at fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb potential losses in the portfolio. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management's determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for various qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. At December 31, 2007 and 2006, there were no amounts considered unallocated as part of the allowance for loan losses.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment disclosures.

(F)	Bank Premises and Equipment

Land is carried at cost. Bank premises and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using either the straight-line or accelerated method based on the type of asset involved. The Company’s policy is to capitalize additions and improvements and to depreciate the cost thereof over their estimated useful lives ranging from 3 to 40 years. Maintenance, repairs and renewals are expensed as they are incurred.

(G)	Goodwill and Intangible Assets

SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. For purchase acquisitions, the Company is required to record assets acquired, including identifiable intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Effective January 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. The Company adopted SFAS 147, Acquisitions of Certain Financial Institutions, on January 1, 2002 and determined that core deposit intangibles will continue to be amortized over the estimated useful life.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income. The Company did not have any of these for the period ending December 31, 2007.

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

The Company follows a policy of charging the cost of advertising to expense as incurred. Total advertising costs included in other operating expenses for 2007, 2006 and 2005 were $1.2 million, $1.3 million, and $1.3 million, respectively.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (“FIN 46”), which states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate the entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Due to the significant implementation concerns, the FASB revised FIN 46 (“FIN46R”). Management has evaluated the Company’s investment in variable interest entities and potential variable interest entities or transactions, particularly in trust preferred securities structures, because these entities constitute the Company’s primary exposure.

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

Effective January 1, 2006, the Company adopted SFAS 123R (Revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes

APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion 25”). SFAS 123R requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The model employs the following assumptions:

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

Under APB Opinion 25, compensation expense was generally not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant. For the year ended December 31, 2007, the Company recognized stock-based compensation expense of approximately $400 thousand, net of tax, or approximately $.03 per share, in accordance with SFAS 123R.

The Company has elected to adopt the modified prospective method which requires compensation expense to be recorded for the unvested portion of previously issued awards that remained outstanding as of January 1, 2006. In addition, compensation expense is recorded for any awards issued, modified, or settled after the effective date of this standard and prior periods are not restated. For awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the adoption based on the grant date fair value determined for pro forma disclosure purposes under SFAS 123R.

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

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company and its subsidiaries. The Company’s 2003 Stock Incentive Plan replaced the 1993 Stock Incentive Plan, and became effective on July 1, 2003, after shareholders approved the plan at the annual meeting of shareholders held in 2003. The Stock Incentive Plan makes available 525,000 shares (adjusted for the stock split), which may be awarded to employees of the Company and its subsidiaries in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy share-based awards. As of December 31, 2007, approximately 309,984 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

For more information and tables refer to Note 10 “Employee Benefits” within the “Notes to the Consolidated Financial Statements”.

(U)	Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (“SFAS 160”). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption not permitted. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Company is evaluating the effect that EITF 06-4 will have on its consolidated financial statements when implemented.

In November 2006, the EITF issued Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”). In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The Company does not expect the implementation of EITF 06-10 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, Use of a Simplified Method in Developing Expected Term of Share Options (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements.

(V)	Business Combinations

On September 7, 2007, the Company completed the acquisition of the deposits and facilities of six bank branches (“Acquired Bank Branches”) in Virginia. The branches are located in the communities of Charlottesville, Middleburg, Warrenton (two) and Winchester (two). They became part of two of the Company’s banking subsidiaries, Union Bank (Charlottesville branch) and Rappahannock National Bank (remaining five branches). The six bank branches had total deposits of approximately $43.3 million. This acquisition was financed through normal operations. As part of the purchase price allocation for the acquisition of the Acquired Bank Branches, the Company recorded approximately $1.1 million in core deposit intangible assets and $4.3 million in goodwill. The core deposit intangible assets recorded in the Acquired Bank Branches are being amortized over an average 8.1 years based on an independent core deposit study.

On April 1, 2006, the Company completed the acquisition of Prosperity in an all cash transaction valued at approximately $36 million. Prosperity, with nearly $130 million in assets, operates three offices in Springfield and Burke, Virginia, located in Fairfax County, a suburb of Washington, D.C. Prosperity operates as an independent bank subsidiary of the Company. The acquisition was financed with proceeds from the issuance of trust preferred capital notes. As part of the purchase price allocation for the acquisition of Prosperity, the Company recorded approximately $5.5 million in core deposit intangible assets and $20.6 million in goodwill. The core deposit intangible assets recorded in the Prosperity acquisition are being amortized over an average of 9.1 years based on an independent core deposit study.

On May 1, 2004, the Company completed its acquisition of Guaranty headquartered in Charlottesville, Virginia. This acquisition was accounted for using the purchase method of accounting. The total consideration paid to Guaranty stockholders in connection with the acquisition was approximately $54.9 million with approximately $23.2 million in cash and 1.5 million shares of the Company’s common stock. The Company operated Guaranty as a separate subsidiary until September 13, 2004, when the operations of Guaranty were merged with and into the Company’s largest subsidiary, Union Bank. Guaranty transactions have been included in Union Bank’s financial results since May 1, 2004. Acquired assets on May 1, 2004 totaled $248 million, including $165 million in loans and $184 million in deposits. As part of the purchase price allocation for the acquisition of Guaranty, the Company recorded approximately $5.8 million in core deposit intangible assets and $30.1 million in goodwill, in 2004. The core deposit intangible assets recorded in the Guaranty acquisition are being amortized over an average of 8.7 years based on an independent core deposit study.

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

The Company’s merger-related costs for the years ended December 31, 2007, 2006 and 2005 were approximately $211 thousand, $263 thousand, and $17 thousand, respectively. Prior to the mergers, the acquired entities, Prosperity and Guaranty, recorded merger-related costs of approximately $849 thousand and $1.3 million principally related to employee severance and investment banker fees.

2.	SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at December 31, 2007 and 2006 are summarized as follows (dollars in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
As of December 31, 2007
Obligations of states and political subdivisions	$111,439	$1,840	$(683)	$112,596
Corporate and other bonds	15,435	653	(92)	15,996
Mortgage-backed securities	135,962	930	(672)	136,220
Federal Reserve Bank stock—restricted	3,337	—	—	3,337
Federal Home Loan Bank stock—restricted	13,800	—	—	13,800
Other securities	743	7	—	750

	$280,716	$3,430	$(1,447)	$282,699

As of December 31, 2006
U.S. government and agency securities	$9,973	$—	$(144)	$9,829
Obligations of states and political subdivisions	101,621	2,778	(177)	104,222
Corporate and other bonds	25,750	1,620	(168)	27,202
Mortgage-backed securities	132,189	337	(1,916)	130,610
Federal Reserve Bank stock—restricted	3,097	—	—	3,097
Federal Home Loan Bank stock—restricted	7,554	—	—	7,554
Other securities	279	31	—	310

	$280,463	$4,766	$(2,405)	$282,824

The following table presents the amortized cost and estimated fair value of securities available for sale as of December 31, 2007, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,254	$2,261
Due after one year through five years	31,609	31,651
Due after five years through ten years	77,899	79,141
Due after ten years	151,074	151,759

	262,836	264,812
Federal Reserve Bank stock—restricted	3,337	3,337
Federal Home Loan Bank stock—restricted	13,800	13,800
Other securities	743	750

Total securities available for sale	$280,716	$282,699

Securities with an amortized cost of $128.4 million and $111.0 million as of December 31, 2007 and 2006 were pledged to secure public deposits, repurchase agreements and for other purposes.

Sales, call, maturities and paydowns of securities available for sale produced the following results for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	2007	2006	2005
Proceeds from sales	$100	$1,005	$—
Proceeds from calls, maturities and paydowns	55,289	47,614	38,545

Total proceeds	$55,389	$48,619	$38,545

Gross realized gains	$587	$688	$26
Gross realized losses	(1)	—	—

Net realized gains	$586	$688	$26

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

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary cause of temporary impairments is the decline in the prices of the bonds as rates have risen. At December 31, 2007, there were $57.4 million of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $867 thousand and primarily consisted of mortgage-backed securities. Since the declines in fair value were attributable to changes in market interest rates, not in estimated cash flows or credit quality, no other-than-temporary impairment was recorded at December 31, 2007.

The following tables present the gross unrealized losses and fair values at December 31, 2007 and 2006, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
As of December 31, 2007
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	26,227	(564)	4,055	(119)	30,282	(683)
Mortgage-backed securities	10,891	(16)	48,785	(656)	59,676	(672)
Corporate and other bonds	—	—	4,513	(92)	4,513	(92)

	$37,118	$(580)	$57,353	$(867)	$94,471	$(1,447)

As of December 31, 2006
U.S. government and agency securities	$8,370	$(118)	$1,459	$(26)	$9,829	$(144)
Obligations of states and political subdivisions	4,013	(66)	4,687	(111)	8,700	(177)
Mortgage-backed securities	31,927	(415)	71,718	(1,501)	103,645	(1,916)
Corporate and other bonds	523	(9)	6,897	(159)	7,420	(168)

	$44,833	$(608)	$84,761	$(1,797)	$129,594	$(2,405)

3.	LOANS

Loans are stated at their face amount, net of unearned income, and consist of the following at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Mortgage loans on real estate:
Residential 1-4 family	$281,847	$263,770
Commercial	500,118	448,691
Construction	396,928	324,606
Second mortgages	37,875	35,584
Equity lines of credit	128,897	112,079
Multifamily	32,970	29,263
Agriculture	18,958	12,903

Total real estate loans	1,397,593	1,226,896

Commercial Loans	136,317	136,617

Consumer installment loans
Personal	173,650	153,865
Credit cards	13,108	9,963

Total consumer installment loans	186,758	163,828

All other loans	27,152	22,104

Gross loans	$1,747,820	$1,549,445

At December 31, 2007 and 2006, the recorded investment in loans, which have been identified as impaired loans, in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), totaled $9.4 million and $10.9 million, respectively. The valuation allowance related to impaired loans at December 31, 2007 and 2006 was $500 thousand and $1.3 million, respectively. For the years ended December 31, 2007, 2006 and 2005, the average investment in impaired loans was $8.9 million, $11.3 million and $11.4 million, respectively. Had these loans performed in accordance with their original terms, interest income of approximately $422 thousand and $752 thousand would have been recorded in 2007 and 2006, respectively. There was no interest income recorded on impaired loans in 2007 and 2006. There were no non-accrual loans excluded from impaired loan disclosure at December 31, 2007 and 2006. Loans past due 90 days or more and accruing interest totaled $905 thousand and $208 thousand at December 31, 2007 and 2006, respectively.

4.	ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 is summarized below (dollars in thousands):

	2007	2006	2005
Balance, beginning of year	$19,148	$17,116	$16,384
Allowance of acquired banks	—	785	—
Recoveries credited to allowance	340	419	400
Loans charged off	(1,212)	(622)	(840)
Provision charged to operations	1,060	1,450	1,172

Balance, end of year	$19,336	$19,148	$17,116

5.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2007 and 2006 are as follows (dollars in thousands):

	2007	2006
Land	$16,238	$15,032
Land improvements and buildings	52,372	36,182
Leasehold improvements	1,962	1,637
Furniture and equipment	26,722	23,620
Construction in progress	6,724	12,770

Total	104,018	89,241
Less accumulated depreciation and amortization	28,277	25,780

Bank premises and equipment, net	$75,741	$63,461

Depreciation expense for 2007, 2006 and 2005 was $4.7 million, $3.9 million, and $3.4 million, respectively. Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2007 are as follows (dollars in thousands):

2008	$1,998
2009	1,742
2010	1,479
2011	1,185
2012	950
Thereafter	3,221

Total of future payments	$10,575

The leases contain options to extend for periods up to 20 years. Rental expense for years ended December 31, 2007, 2006 and 2005 totaled $2.0 million, $1.7 million, and $1.5 million, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2001, the Company adopted SFAS No. 142, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2007, 2006 or 2005. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 15 years.

As part of the purchase price allocation for the Acquired Bank Branches, the Company recorded approximately $1.1 million in core deposit intangible assets and $4.3 million in goodwill in 2007. The core deposit intangible assets recorded in the Acquired Bank Branch acquisition are being amortized over an average of 8.1 years.

As part of the purchase price allocation for the acquisition of Prosperity, the Company recorded approximately $5.5 million in core deposit intangible assets and $20.6 million in goodwill in 2006. The core deposit intangible assets recorded in the Prosperity acquisition are being amortized over an average of 9.1 years.

As part of the purchase price allocation for the acquisition of Guaranty, the Company recorded approximately $5.8 million in core deposit intangible assets and $30.1 million in goodwill in 2004. The core deposit intangible assets recorded in the Guaranty acquisition are being amortized over an average of 8.7 years.

Information concerning goodwill and intangible assets for years ended December 31, 2007 and 2006 is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2007
Amortizable core deposit intangibles	$20,215	$8,665	$11,550
Unamortizable goodwill	56,816	342	56,474

December 31, 2006
Amortizable core deposit intangibles	$19,137	$6,796	$12,341
Unamortizable goodwill	50,391	342	50,049

Amortization expense of core deposit intangibles for the years ended December 31, 2007, 2006 and 2005 totaled $1.9 million, $1.7 million, and $1.2 million, respectively. As of December 31, 2007, the estimated amortization expense of core deposit intangibles are as follows (dollars in thousands):

2008	$1,937
2009	1,924
2010	1,924
2011	1,874
2012	1,687
Thereafter	2,204

Total estimated amortization expense	$11,550

7.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2007 and 2006 was $453.2 million and $442.9 million, respectively. As of December 31, 2007, the scheduled maturities of time deposits are as follows (dollars in thousands):

2008	$830,695
2009	42,729
2010	12,062
2011	6,104
2012	10,868
Thereafter	445

Total scheduled maturities of time deposits	$902,903

8.	BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Other short-term borrowings may include Federal Funds purchased, which are unsecured overnight borrowings from other financial institutions, and advances from the Federal Home Loan Bank of Atlanta (“FHLB”), which are secured by mortgage-related assets. The carrying value of the loans pledged as collateral for FHLB advances total $636.8 million as of December 31, 2007. Short-term borrowings consist of the following as of December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Securities sold under agreements to repurchase	$82,049	$62,696
Federal Funds purchased	41,837	—
Federal Home Loan Bank Advances	159,000	—

Total short-term borrowings	$282,886	$62,696

Maximum month-end outstanding balance	$282,886	$157,586
Average outstanding balance during the year	178,603	124,609
Average interest rate during the year	4.39%	4.35%
Average interest rate at end of year	4.21%	4.51%

At December 31, 2007, the Company's fixed-rate long-term debt totals $20.0 million and matures on various dates through 2010 at interest rates that range from 5.51% to 6.32%. At December 31, 2006, the Company's fixed-rate long-term debt totaled $35.0 million and matures on various dates through 2010.

As of December 31, 2007, the contractual maturities of long-term debt are as follows (dollars in thousands):

	Fixed Rate	Adjustable Rate	Total
2008	$5,000	$—	$5,000
2009	5,000	32,500	37,500
2010	10,000	—	10,000
2011	—	12,000	12,000
2012	—	—	—
Thereafter	—	65,310	65,310

Total long-term debt	$20,000	$109,810	$129,810

On March 30, 2006, the Company formed Statutory Trust II, a wholly owned subsidiary, for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate at December 31, 2007 was 6.10%. The redeemable securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, while $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the consolidated balance sheet.

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation. A Trust Preferred Capital Note of $22.5 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate at December 31, 2007 was 7.45%. The capital securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, while $696 thousand is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the consolidated balance sheet.

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

The subsidiary banks maintain Federal Funds lines with several correspondent banks totaling $49.3 million and $56.7 million for the years ended December 31, 2007 and 2006, respectively. Additionally, the Company had a line of credit with the FHLB that totaled $607.7 million and $576.1 million for the years ended December 31, 2007 and 2006, respectively.

9.	INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Deferred tax assets:
Allowance for loan losses	$6,768	$6,702
Benefit plans	853	762
Nonaccrual loans	697	782
Conversion expenses	14	55
Other	555	152

Total deferred tax assets	8,887	8,453

Deferred tax liabilities:
Depreciation	1,889	2,037
Purchase accounting intangibles	2,798	1,571
Other	399	806
Securities available for sale	667	800

Total deferred tax liabilities	5,753	5,214

Net deferred tax asset	$3,134	$3,239

In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies. Management believes it is more likely than not the Company will realize its deferred tax assets and, accordingly, no valuation allowance has been established.

The provision for income taxes charged to operations for the years ended December 31, 2007, 2006 and 2005 consists of the following (dollars in thousands):

	2007	2006	2005
Current tax expense	$6,246	$10,779	$11,671
Deferred tax expense (benefit)	238	(828)	(1,080)

Income tax expense	$6,484	$9,951	$10,591

The income tax expense differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2007, 2006 and 2005, due to the following (dollars in thousands):

	2007	2006	2005
Computed "expected" tax expense	$9,184	$12,580	$12,394
(Decrease) in taxes resulting from:
Tax-exempt interest income, net	(1,698)	(1,565)	(1,432)
Other, net	(1,002)	(1,064)	(371)

Income tax expense	$6,484	$9,951	$10,591

The effective tax rates were 24.7%, 27.7%, and 29.9% for years ended December 31, 2007, 2006, and 2005, respectively. Tax credits totaled $172 thousand, $201 thousand, and $106 thousand, for the years ended December 31, 2007, 2006 and 2005, respectively.

10.	EMPLOYEE BENEFITS

The Company has a 401(k) Plan that allows employees to make pre-tax contributions for retirement. The 401(k) Plan provides for matching contributions by the Company for employee contributions up to 3% of each employee’s compensation. The Company also has an Employee Stock Ownership Plan (“ESOP”). The Company makes discretionary profit sharing contributions into the 401(k) Plan, ESOP and in cash. Company discretionary contributions to both the 401(k) Plan and the ESOP are allocated to participant accounts in proportion to each participant’s compensation and vested over a six year time interval. Employee contributions to the ESOP are not allowed and the 401(k) Plan does provide for limited investment in the Company’s stock. Company discretionary profit sharing payments made in 2007, 2006 and 2005 are as follows (dollars in thousands):

	2007	2006	2005
401(k) Plan	$1,780	$1,429	$1,020
ESOP	1,061	1,226	790
Cash	296	238	192

Total	$3,137	$2,893	$2,002

The Company has an obligation to certain members of the subsidiary banks' Boards of Directors under deferred compensation plans in the amount of $1.1 million on both December 31, 2007 and 2006. The expenses related to the deferred compensation plans were $89 thousand, $103 thousand, and $115 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. These benefits will be fully funded by life insurance proceeds.

In December 2001, the Company’s Board of Directors approved an incentive compensation plan as a means of attracting, rewarding and retaining management. The plan is based on both corporate and individual objectives established annually for each participant. The corporate goals are based on cash return on equity and earnings per share growth relative to peer banks, while the individual goals are based on specific performance evaluation objectives. Each participant is evaluated within these two categories to determine eligibility and rate of payment based on performance. Salaries and benefits expense includes $541 thousand, $464 thousand, and $645 thousand for the years ended December 31, 2007, 2006 and 2005, respectively, for incentive compensation under this plan.

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company. The Company’s 2003 Stock Incentive Plan replaced the 1993 Stock Incentive Plan, and became effective on July 1, 2003 after shareholders approved the plan at the annual meeting of shareholders. The stock incentive plan makes available 525,000 shares, which may be awarded to employees of the Company in the form of equity based awards intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy stock-based awards. As of December 31, 2007, approximately 309,984 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

Stock Options

The following table summarizes the stock option activity for the last three years:

	Number of Stock Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance, December 31, 2004	340,094	$15.74	143,295	$12.57
Granted	34,688	24.77
Exercised	(31,413)	12.92
Forfeited	(15,075)	18.72

Balance, December 31, 2005	328,294	16.78	287,223	16.44
Granted	27,473	31.57
Exercised	(48,395)	15.35
Forfeited	(2,836)	24.06

Balance, December 31, 2006	304,536	18.28	247,438	16.71
Granted	22,400	27.62
Exercised	(46,743)	14.19
Forfeited	(2,830)	26.65

Balance, December 31, 2007	277,363	19.64	219,875	17.62

A summary of options outstanding at December 31, 2007 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 8.54	- $ 8.67	17,148	2.65 yrs	$ 8.60	17,148	$ 8.60
	10.67	32,090	4.00	10.67	32,089	10.67
	13.42	40,290	0.06	13.42	40,290	13.42
	18.58	54,780	5.07	18.58	49,920	18.58
18.98	- 20.33	5,250	5.88	19.94	5,250	19.94
	22.65	53,475	6.08	22.65	42,705	22.65
23.50	- 27.51	24,338	7.15	24.12	24,338	24.12
	27.62	21,320	9.15	27.62	—	—
	31.57	25,672	8.15	31.57	5,135	31.57
	31.84	3,000	7.96	31.84	3,000	31.84

$ 8.54	- $ 31.84	277,363	5.09 yrs	$19.64	219,875	$17.62

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Dividend yield	1.99%	2.05%	2.30%
Expected life in years	7.5	7.5	10.0
Expected volatility	25.23%	29.53%	32.93%
Risk-free interest rate	4.68%	4.56%	4.22%

Weighted average fair value per option granted	$8.07	$10.26	$8.93

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of December 31, 2007 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	268,514	219,875
Weighted average remaining contractual life in years	5.00	4.36
Weighted average exercise price on shares above water	$19.38	$17.62
Aggregate intrinsic value	$1,007	$996

The total intrinsic value for stock options exercised during the year ended December 31, 2007 was $516 thousand. The total intrinsic values of stock options outstanding and exercisable at December 31, 2007 were $1.0 million and $996 thousand, respectively. The fair value of stock options vested during the year ended December 31, 2007 was approximately $233 thousand. Cash received from the exercise of stock options for the year ended December 31, 2007 was approximately $663 thousand. The tax benefits realized from tax deductions associated with options exercised during the year ended December 31, 2007 was $22 thousand.

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

The following table summarizes nonvested stock activity for the year ended December 31, 2007:

	Performance Stock	Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2006	16,443	16,770	$27.24
Granted	15,238	12,774	28.53
Vested	—	—	—
Forfeited	(1,400)	(1,201)	27.73

Balance, December 31, 2007	30,281	28,343	27.84

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of December 31, 2007 will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Nonvested Stock	Total
For year ended December 31, 2008	$128	$410	$538
For year ended December 31, 2009	87	331	418
For year ended December 31, 2010	83	202	285
For year ended December 31, 2011	41	21	62
For year ended December 31, 2012	5	—	5
Total	$344	$964	$1,308

As of December 31, 2007, there was $1.3 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. The cost is expected to be recognized through 2012.

A summary of the status of the Company’s nonvested stock as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

	Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2006	33,213	$27.24
Granted	28,012	28.53
Vested	—	—
Forfeited	(2,601)	27.73

Balance, December 31, 2007	58,624	27.84

11.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk.

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case by case basis. At December 31, 2007 and 2006, the Company had outstanding loan commitments approximating $704.6 million and $688.8 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled $30.8 million and $32.6 million at December 31, 2007 and 2006, respectively.

At December 31, 2007, Union Mortgage had rate lock commitments to originate mortgage loans amounting to $29.9 million and loans held for sale of $25.2 million. Union Mortgage has entered into corresponding mandatory commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $55.1 million. These commitments to sell loans are designed to eliminate Union Mortgage’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

12.	RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its directors, principal officers and affiliated companies in which they are principal stockholders. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties totaled $39.6 million and $31.2 million at December 31, 2007 and 2006, respectively. During 2007, new advances to such related parties amounted to $33.8 million and repayments amounted to $25.4 million.

13.	EARNINGS PER SHARE

The basic EPS calculation was computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. There were approximately 98,126, 26,394 and 2,000 anti-dilutive options as of December 31, 2007, 2006 and 2005, respectively.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the years ended December 31, 2007, 2006 and 2005 (in thousands except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2007
Basic EPS	$19,756	13,342	$1.48
Effect of dilutive stock awards	—	80	(0.01)

Diluted EPS	$19,756	13,422	$1.47

For the Year Ended December 31, 2006
Basic EPS	$25,992	13,233	$1.97
Effect of dilutive stock awards	—	129	(0.03)

Diluted EPS	$25,992	13,362	$1.94

For the Year Ended December 31, 2005
Basic EPS	$24,822	13,143	$1.89
Effect of dilutive stock awards	—	132	(0.02)

Diluted EPS	$24,822	13,275	$1.87

14.	COMMITMENTS AND LIABILITIES

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

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2007 and 2006, the aggregate amount of daily average required reserves, net of vault cash, was approximately $1.7 million and $1.6 million, respectively.

The Company has approximately $1.4 million in deposits in other financial institutions in excess of amounts insured by the FDIC at December 31, 2007.

15.	REGULATORY MATTERS

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Community Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), the Company and the Community Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios of Total to Risk-Weighted Assets (as defined) and Tier I capital (as defined) to Average Assets (as defined) and Risk-Weighted Assets. Management believes, as of December 31, 2007, that the Company met all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Federal Reserve categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the subsidiary banks’ category.

The Company and its principal banking subsidiaries’ actual capital amounts and ratios are also presented in the following table at December 31, 2007 and 2006 (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes		Required in Order to Be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007

Total capital to risk weighted assets:
UBSH Consolidated	$220,687	11.67%	$151,246	8.00%	NA	NA
Union Bank and Trust	143,203	10.58%	108,288	8.00%	$135,360	10.00%
Northern Neck State Bank	28,017	11.29%	19,851	8.00%	24,814	10.00%

Tier 1 capital to risk weighted assets:
UBSH Consolidated	201,351	10.65%	75,623	4.00%	NA	NA
Union Bank and Trust	128,525	9.50%	54,144	4.00%	81,216	6.00%
Northern Neck State Bank	25,911	10.44%	9,925	4.00%	14,888	6.00%

Tier 1 capital to average adjusted assets:
UBSH Consolidated	201,351	9.20%	87,556	4.00%	NA	NA
Union Bank and Trust	128,525	8.58%	59,948	4.00%	74,935	5.00%
Northern Neck State Bank	25,911	7.76%	13,353	4.00%	16,692	5.00%

As of December 31, 2006

Total capital to risk weighted assets:
UBSH Consolidated	$213,189	12.78%	$133,496	8.00%	NA	NA
Union Bank and Trust	138,845	11.62%	95,597	8.00%	$119,496	10.00%
Northern Neck State Bank	30,151	13.06%	18,469	8.00%	23,087	10.00%

Tier 1 capital to risk weighted assets:
UBSH Consolidated	194,041	11.63%	66,748	4.00%	NA	NA
Union Bank and Trust	124,017	10.38%	47,799	4.00%	71,698	6.00%
Northern Neck State Bank	28,101	12.17%	9,235	4.00%	13,852	6.00%

Tier 1 capital to average adjusted assets:
UBSH Consolidated	194,041	9.57%	81,090	4.00%	NA	NA
Union Bank and Trust	124,017	8.92%	55,606	4.00%	69,507	5.00%
Northern Neck State Bank	28,101	8.53%	13,182	4.00%	16,477	5.00%

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments. SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2007 and 2006, the carrying value and fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2007 and 2006 are as follows (dollars in thousands):

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$58,279	$58,279	$75,890	$75,890
Securities available for sale	282,699	282,699	282,824	282,824
Loans held for sale	25,248	25,248	20,084	20,084
Net loans	1,728,484	1,765,219	1,530,297	1,537,829
Accrued interest receivable	11,303	11,303	10,897	10,897

Financial liabilities:
Deposits	1,659,578	1,669,232	1,665,908	1,668,881
Borrowings	412,696	411,632	211,856	213,814
Accrued interest payable	3,422	3,422	3,274	3,274

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

The primary sources of funds for the dividends paid by Union Bankshares Corporation (the “Parent Company”) are dividends received from its subsidiary banks. The payments of dividends by the subsidiary banks and the ability of the banks to loan or advance funds to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2007, the aggregate amount of unrestricted funds, which could be transferred from the Company’s subsidiaries to the Parent Company, without prior regulatory approval, totaled approximately $36.6 million, or 17%, of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY

BALANCE SHEETS

AS OF DECEMBER 31, 2007 and 2006

(Dollars in thousands)

	2007	2006
ASSETS
Cash	$2,735	$333
Securities available for sale, at fair value	100	154
Bank premises and equipment, net	18,141	9,363
Other assets	4,388	3,826
Investment in subsidiaries	261,691	251,017

Total assets	$287,055	$264,693

LIABILITIES & STOCKHOLDERS' EQUITY
Long-term borrowings	$12,500	$2,350
Trust preferred capital notes	60,310	60,310
Other liabilities	2,163	2,617

Total liabilities	74,973	65,277

Common stock	17,879	17,716
Surplus	40,758	38,047
Retained earnings	152,238	142,168
Accumulated other comprehensive income	1,207	1,485

Total stockholders' equity	212,082	199,416

Total liabilities and stockholders' equity	$287,055	$264,693

PARENT COMPANY

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Income:
Interest and dividend income	$6	$5	$3
Management fee received from subsidiaries	14,966	13,084	10,854
Dividends received from subsidiaries	20,618	12,031	9,297
Equity in undistributed net income from subsidiaries	2,594	17,003	17,048
Gains on sale of securities, net	91	276	—
Gains (losses) on sale of fixed assets, net	307	—	(5)
Other operating income	38	67	1

Total income	38,620	42,466	37,198

Expenses:
Interest expense	4,821	3,618	1,385
Salaries and benefits	9,472	8,938	7,354
Occupancy expenses	643	306	301
Furniture and equipment expenses	1,423	1,245	1,107
Other operating expenses	2,505	2,367	2,229

Total expenses	18,864	16,474	12,376

Net income	$19,756	$25,992	$24,822

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Operating activities:
Net income	$19,756	$25,992	$24,822
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(2,594)	(17,003)	(17,048)
Gains on sale of investment securities	(91)	(276)	—
Increase in other assets	(1,501)	(1,869)	(357)
Other, net	1,961	3,515	1,092

Net cash and cash equivalents provided by operating activities	17,531	10,359	8,509

Investing activities:
Purchases of investment securities	—	—	—
Proceeds from sales of investment securities	123	559	—
Proceeds from maturities, calls and paydowns of securities available for sale	—	—	31
Net increase in bank premises and equipment	(9,360)	(6,653)	(801)
Payments for investments in and advances to subsidiaries	(8,080)	(41,415)	(1,000)

Net cash and cash equivalents used in investing activities	(17,317)	(47,509)	(1,770)

Financing activities:
Net increase in long-term borrowings	10,150	2,350	(571)
Proceeds from trust preferred capital notes	—	37,114	—
Cash dividends paid	(9,686)	(8,345)	(6,751)
Tax benefit from exercise of equity-based awards	22	182	—
Cash paid for fractional shares	—	(10)
Issuance of common stock	1,702	1,634	1,091

Net cash and cash equivalents provided by (used in) financing activities	2,188	32,925	(6,231)

Increase (decrease) in cash and cash equivalents	2,402	(4,225)	508
Cash and cash equivalents at beginning of the period	333	4,558	4,050

Cash and cash equivalents at end of the period	$2,735	$333	$4,558

18.	SEGMENT REPORTING

The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business. The community bank business includes five banks, which provide loan, deposit, investment, and trust services to retail and commercial customers throughout their 58 retail locations in Virginia and the D.C. metro area. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimus risk.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 are as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated Totals
For the Year Ended December 31, 2007
Net interest income	$75,497	$248	$—	$75,745
Provision for loan losses	1,060	—	—	1,060

Net interest income after provision for loan losses	74,437	248	—	74,685
Noninterest income	16,586	8,797	(278)	25,105
Noninterest expenses	63,437	10,391	(278)	73,550

Income (loss) before income taxes	27,586	(1,346)	—	26,240
Income tax expense (benefit)	7,027	(543)	—	6,484

Net income (loss)	$20,559	$(803)	$—	$19,756

Total assets	$2,300,528	$28,852	$(27,983)	$2,301,397

Capital expenditures (1)	$14,573	$—	$—	$14,573

For the Year Ended December 31, 2006
Net interest income	$76,490	$225	$—	$76,715
Provision for loan losses	1,450	—	—	1,450

Net interest income after provision for loan losses	75,040	225	—	75,265
Noninterest income	17,240	11,273	(268)	28,245
Noninterest expenses	56,571	11,264	(268)	67,567

Income before income taxes	35,709	234	—	35,943
Income tax expense	9,855	96	—	9,951

Net income	$25,854	$138	$—	$25,992

Total assets	$2,090,461	$23,763	$(21,333)	$2,092,891

Capital expenditures (1)	$20,954	$130	$—	$21,084

For the Year Ended December 31, 2005
Net interest income	$68,453	$897	$—	$69,350
Provision for loan losses	1,172	—	—	1,172

Net interest income after provision for loan losses	67,281	897	—	68,178
Noninterest income	12,729	12,973	(192)	25,510
Noninterest expenses	46,463	12,004	(192)	58,275

Income before income taxes	33,547	1,866	—	35,413
Income tax expense	9,855	736	—	10,591

Net income	$23,692	$1,130	$—	$24,822

Total assets	$1,820,366	$33,064	$(28,472)	$1,824,958

Capital expenditures (1)	$7,523	$274	$—	$7,797

(1)	Capital expenditures include purchase of property, furniture and equipment.

19.	OTHER OPERATING EXPENSES

The following table presents the statement of income line “Other Operating Expenses” broken into greater detail for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	2007	2006	2005
Communication expenses	$6,598	$5,046	$3,921
Professional services	2,063	2,049	1,685
Data processing fees	1,366	1,367	974
Marketing & advertising expense	2,526	2,467	2,276
Insurance expense	333	281	259
Other taxes	1,692	1,321	1,098
Loan & OREO expenses	608	440	392
Amortization of core deposit premiums	1,889	1,697	1,239
Other expenses (1)	6,809	5,755	4,800

Total other operating expenses	$23,884	$20,423	$16,644

(1)	Includes merger-related costs.

20.	STOCK SPLIT

On September 7, 2006, the Company’s Board of Directors declared a three-for-two stock split to shareholders of record as of the close of business on October 2, 2006. Shares resulting from the split were distributed by the Company’s transfer agent on October 13, 2006. Fractional shares were settled in cash based on the closing price of the Company’s shares reported by the NASDAQ Global Select Market as of October 13, 2006. Following the stock split, the number of outstanding shares increased to approximately 13.3 million shares. Accordingly, share and per share amounts for all periods presented in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the effect of the three-for-two split.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the past two years, there have been no changes in or reportable disagreement with the certifying accountants for the Company or any of its subsidiaries.

ITEM 9A. – CONTROLS AND PROCEDURES.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting appears on pages 33 through 34 hereof.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, executive officers, the Company’s audit committee and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Shareholders to be held April 15, 2008 (“Proxy Statement”), under the captions “Election of Directors,” “Corporate Governance,” and “Executive Officers.”

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

ITEM 11. – EXECUTIVE COMPENSATION.

This information is incorporated by reference from the Proxy Statement under the captions “Corporate Governance”, “Compensation Discussion and Analysis”, “Report of the Compensation Committee”, “Executive Compensation”, and “Director Compensation.”

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference from the Proxy Statement under the caption “Ownership of Company Common Stock” and from Note 10 “Employee Benefits” contained in the “Notes to the Consolidated Financial Statements”, of this 10-K.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference from the Proxy Statement under the captions “Corporate Governance” and “Interest of Directors and Officers in Certain Transactions.”

ITEM 14. – PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information is incorporated by reference from the Proxy Statement under the caption “Principal Accounting Fees.”

PART IV

ITEM 15. – EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(a)(1)	Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets—December 31, 2007 and 2006;

•	Consolidated Statements of Income—Years ended December 31, 2007, 2006 and 2005;

•	Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2007, 2006 and 2005;

•	Consolidated Statements of Cash Flows—Years ended December 31, 2007, 2006 and 2005;

•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
2.01	Agreement and Plan of Reorganization, dated December 18, 2003, by and between Union Bankshares Corporation and Guaranty Financial Corporation (incorporated by reference to Form S-4 Registration Statement, SEC file no. 333-112416)

2.02	Agreement and Plan of Reorganization, dated October 31, 2005, by and between Union Bankshares Corporation and Prosperity Bank & Trust Company (incorporated by reference to the registrant’s Current Report on Form 8-K, dated October 31, 2005)

3.01	Restated Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K, dated October 3, 2006)

3.02	Amended and Restated By-Laws (incorporated by reference to the registrant’s Current Report on Form 8-K, dated October 24,2007)

10.01	Management Continuity Agreement (formerly referred to as Change in Control Employment Agreement) of G. William Beale (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.02	Employment Agreement of G. William Beale (incorporated by reference to the registrant’s Current Report on Form 8-K, dated July 26, 2006)

10.03	Management Continuity Agreement (formerly referred to as Change in Control Employment Agreement) of D. Anthony Peay (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.04	Management Continuity Agreement (formerly referred to as Change in Control Employment Agreement) of John C. Neal (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.05	Management Continuity Agreement (formerly referred to as Change in Control Employment Agreement) of N. Byrd Newton (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.06	Management Continuity Agreement (formerly referred to as Change in Control Employment Agreement) of Rawley H. Watson, III (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.07	Union Bankshares Corporation 2003 Stock Incentive Plan (incorporated by reference to Form S-8 Registration Statement; SEC file no. 333-113839)

10.08	Management Continuity Agreement (formerly referred to as Change in Control Employment Agreement) of Janis Orfe (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.09	Amended and Restated Employment Agreement of John C. Neal (incorporated by reference to the registrant’s Current Report on Form 8-K, dated September 5, 2006)

10.10	Employment Agreement of D. Anthony Peay (incorporated by reference to the registrant’s Current Report on Form 8-K, dated September 5, 2006)

11.0	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 13 of the notes to consolidated financial statements included in this report)

21.0	Subsidiaries of the Registrant

23.01	Consent of Yount, Hyde & Barbour, P.C.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union Bankshares Corporation

By:	/s/ G. William Beale	Date: March 14, 2008
G. William Beale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2008.

Signature	Title

/s/ G. William Beale	President, Chief Executive Officer and
G. William Beale	Director (principal executive officer)

/s/ Douglas E. Caton	Director
Douglas E. Caton

/s/ Daniel I. Hansen	Director
Daniel I Hansen

/s/ Ronald L. Hicks	Chairman of the Board of Directors
Ronald L. Hicks

/s/ Patrick J. McCann	Director
Patrick J. McCann

/s/ Hullihen W. Moore	Director
Hullihen W. Moore

/s/ R. Hunter Morin	Director
R. Hunter Morin

/s/ W. Tayloe Murphy, Jr.	Vice Chairman of the Board of Directors
W. Tayloe Murphy, Jr.

/s/ D. Anthony Peay	Executive Vice President and Chief Financial Officer (principal financial officer)
D. Anthony Peay

/s/ Ronald L. Tillett	Director
Ronald L. Tillett

/s/ A. D. Whittaker	Director
A. D. Whittaker