Form 10-Q
period 2008-03-31
UNION BANKSHARES CORP
filed 2008-05-12
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 25, 2008 was 13,481,431.

UNION BANKSHARES CORPORATION

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	March 31, 2008	December 31, 2007	March 31, 2007
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$55,286	$54,716	$50,192
Interest-bearing deposits in other banks	1,325	662	1,700
Money market investments	232	303	335
Other interest-bearing deposits	2,598	2,598	2,598
Federal funds sold	6	—	69

Total cash and cash equivalents	59,447	58,279	54,894

Securities available for sale, at fair value	287,084	282,699	268,182

Loans held for sale	38,297	25,248	22,927

Loans, net of unearned income	1,793,816	1,747,820	1,600,059
Less allowance for loan losses	20,452	19,336	18,251

Net loans	1,773,364	1,728,484	1,581,808

Bank premises and equipment, net	75,245	75,741	68,711
Other real estate owned	944	694	217
Core deposit intangibles, net	11,064	11,550	11,883
Goodwill	56,474	56,474	51,881
Other assets	60,164	62,228	58,352

Total assets	$2,362,083	$2,301,397	$2,118,855

LIABILITIES
Noninterest-bearing demand deposits	$292,616	$281,405	$292,110
Interest-bearing deposits:
NOW accounts	229,846	217,809	211,276
Money market accounts	168,808	156,576	157,608
Savings accounts	104,071	100,885	107,722
Time deposits of $100,000 and over	447,003	453,243	443,752
Other time deposits	490,482	449,660	454,703

Total interest-bearing deposits	1,440,210	1,378,173	1,375,061

Total deposits	1,732,826	1,659,578	1,667,171

Securities sold under agreements to repurchase	69,502	82,049	57,078
Other short-term borrowings	197,809	200,837	25,500
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	64,500	69,500	86,300
Other liabilities	22,675	17,041	19,655

Total liabilities	2,147,622	2,089,315	1,916,014

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 13,481,431 shares, 13,438,334 shares, and 13,344,971 shares, respectively.	17,942	17,879	17,757
Surplus	41,409	40,758	38,715
Retained earnings	151,792	152,238	144,984
Accumulated other comprehensive income	3,318	1,207	1,385

Total stockholders’ equity	214,461	212,082	202,841

Total liabilities and stockholders’ equity	$2,362,083	$2,301,397	$2,118,855

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31
	2008	2007
Interest and dividend income:
Interest and fees on loans	$31,264	$29,850
Interest on Federal funds sold	28	263
Interest on deposits in other banks	8	15
Interest on money market investments	1	1
Interest on other interest-bearing deposits	25	34
Interest and dividends on securities:
Taxable	2,289	2,332
Nontaxable	1,255	1,132

Total interest and dividend income	34,870	33,627

Interest expense:
Interest on deposits	11,735	11,860
Interest on Federal funds purchased	168	306
Interest on short-term borrowings	2,036	756
Interest on long-term borrowings	1,806	2,545

Total interest expense	15,745	15,467

Net interest income	19,125	18,160
Provision for (recapture of) loan losses	1,600	(735)

Net interest income after provision for loan losses	17,525	18,895

Noninterest income:
Service charges on deposit accounts	2,120	1,726
Other service charges, commissions and fees	1,468	1,444
Gains on securities transactions, net	23	301
Gains on sales of loans	2,998	2,344
Gains (losses) on sales of other real estate and bank premises, net	137	(3)
Other operating income	602	397

Total noninterest income	7,348	6,209

Noninterest expenses:
Salaries and benefits	11,060	9,939
Occupancy expenses	1,708	1,391
Furniture and equipment expenses	1,265	1,181
Other operating expenses	5,900	5,448

Total noninterest expenses	19,933	17,959

Income before income taxes	4,940	7,145
Income tax expense	1,288	1,997

Net income	$3,652	$5,148

Earnings per share, basic	$0.27	$0.39

Earnings per share, diluted	$0.27	$0.38

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Compre- hensive Income (Loss)	Total
Balance - December 31, 2006	$17,716	$38,047	$142,168	$1,485		$199,416

Comprehensive income:
Net income - 2007			5,148		$5,148	5,148
Unrealized holding gains arising during the period (net of tax, $51)					95
Reclassification adjustment for gains included in net income (net of tax, $106)					(195)

Other comprehensive loss (net of tax, $55)				(100)	(100)	(100)

Total comprehensive income					$5,048

Cash dividends - 2007 ($.18 per share)			(2,332)			(2,332)
Issuance of common stock under Dividend Reinvestment Plan (10,317 shares)	13	256				269
Issuance of common stock under Incentive Stock Option Plan (21,161 shares)	28	280				308
Issuance of common stock for services rendered (470 shares)		13				13
Stock-based compensation expense		119				119

Balance - March 31, 2007	$17,757	$38,715	$144,984	$1,385		$202,841

Balance - December 31, 2007	$17,879	$40,758	$152,238	$1,207		$212,082
Comprehensive income:
Net income - 2008			3,652		$3,652	3,652
Unrealized holding gains arising during the period (net of tax, $1,144)					2,126
Reclassification adjustment for gains included in net income (net of tax, $8)					(15)

Other comprehensive income (net of tax, $1,136)				2,111	2,111	2,111

Total comprehensive income					$5,763

Cash dividends - 2008 ($.185 per share)			(2,494)			(2,494)
Tax benefit from exercise of stock awards		42				42
Issuance of common stock under Dividend Reinvestment Plan (15,741 shares)	21	249				270
Issuance of common stock under Incentive Stock Option Plan (46,943 shares)	62	502				564
Stock repurchased under stock repurchase plan (15,000 shares)	(20)	(234)				(254)
Cumulative-effect of a change in accounting principle			(1,604)			(1,604)
Stock-based compensation expense		92				92

Balance - March 31, 2008	$17,942	$41,409	$151,792	$3,318		$214,461

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Dollars in thousands)

(Unaudited)

	2008	2007
Operating activities:
Net income	$3,652	$5,148
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization of bank premises and equipment	1,340	1,102
Amortization, net	623	630
Provision for (recapture of) loan losses	1,600	(735)
Increase in loans held for sale, net	(13,049)	(2,843)
Gains on the sale of investment securities	(23)	(301)
(Gains) loss on sales of other real estate owned and premises, net	(137)	3
Stock-based compensation expense	92	119
Decrease (increase) in other assets	527	(2,551)
Increase in other liabilities	4,030	3,944

Net cash and cash equivalents (used in) provided by operating activities	(1,345)	4,516

Investing activities:
Purchases of securities available for sale	(12,522)	(6,475)
Proceeds from sales of securities available for sale	881	376
Proceeds from maturities, calls and paydowns of securities available for sale	10,539	20,878
Net increase in loans	(46,480)	(50,776)
Purchases of bank premises and equipment, net	(707)	(6,355)

Net cash and cash equivalents used in investing activities	(48,289)	(42,352)

Financing activities:
Net increase (decrease) in noninterest-bearing deposits	11,211	(152)
Net increase in interest-bearing deposits	62,037	1,415
Net increase (decrease) in short-term borrowings	(15,575)	19,882
Net decrease in long-term borrowings	(5,000)	(2,550)
Cash dividends paid	(2,494)	(2,332)
Tax benefit from the exercise of equity-based awards	42	—
Issuance of common stock	835	577
Stock repurchased under stock repurchase plan	(254)	—

Net cash and cash equivalents provided by financing activities	50,802	16,840

Increase (decrease) in cash and cash equivalents	1,168	(20,996)
Cash and cash equivalents at beginning of the period	58,279	75,890

Cash and cash equivalents at end of the period	$59,447	$54,894

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$16,255	$15,480
Income taxes	—	—

Supplemental schedule of noncash investing and financing activities
Unrealized gains on securities available for sale	$3,247	$155
Transfer of loans to other real estate owned	250	—
Cumulative effect of a change in accounting principle	(1,604)	—

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

2.	MERGERS AND ACQUISITIONS

Effective March 14, 2008, the Company announced that its Prosperity Bank & Trust Company affiliate (“Prosperity”) had been merged into its largest bank affiliate, Union Bank and Trust Company (“Union Bank”).

On September 7, 2007, the Company completed the previously announced acquisition of six Virginia branches of Provident Bank (“Acquired Bank Branches”), a subsidiary of Provident Bankshares Corporation. These six branches are located in Charlottesville, Middleburg, Warrenton (2) and Winchester (2). Deposits assumed in this branch acquisition totaled approximately $44 million. There were no loans included in the transaction. The Acquired Bank Branches were accounted for as a purchase which required the Company to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition costs being recorded as goodwill. Operating results for the Acquired Bank Branches have been included in the Company’s consolidated results since September 7, 2007.

3.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the costs resulting from all share-based payments to employees be recognized in the financial statements.

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company. The Company’s 2003 Stock Incentive Plan replaced the 1993 Stock Incentive Plan, and became effective on July 1, 2003, after shareholders approved the plan at the annual meeting of shareholders. The stock incentive plan makes available 525,000 shares which may be awarded to employees of the Company in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy share-based awards. As of March 31, 2008, approximately 308,961 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

For the three month period ended March 31, 2008, the Company recognized stock-based compensation expense of approximately $73 thousand, net of tax, or approximately $.01 per share, in accordance with SFAS No. 123R.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2008:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2007	277,363	$19.64
Granted	4,750	20.41
Exercised	(44,465)	13.10
Forfeited	(5,213)	22.35

Options outstanding, March 31, 2008	232,435	20.79

Options exercisable, March 31, 2008	190,824	19.32

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the three months ended March 31, 2008:

	Three Months Ended March 31,
	2008	2007
Dividend yield (1)	2.29%	1.99%
Expected life in years (2)	7.8	7.5
Expected volatility (3)	29.89%	25.23%
Risk-free interest rate (4)	3.68%	4.68%

Weighted average fair value per option granted	$6.15	$8.07

(1)	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
(2)	Based on the average of the contractual life and vesting schedule for the respective option.
(3)	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
(4)	Based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of March 31, 2008 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	232,435	190,824
Weighted average remaining contractual life in years	5.73	5.27
Weighted average exercise price on shares above water	$20.79	$19.32
Aggregate intrinsic value	$468	$468

The total intrinsic value for stock options exercised during the three months ended March 31, 2008 was approximately $268 thousand. The fair value of stock options vested during the three months ended March 31, 2008 was approximately $202 thousand. Cash received from the exercise of stock options for the three months ended March 31, 2008 was approximately $564 thousand. The tax benefit realized from disqualifying dispositions during the three months ended March 31, 2008 was $42 thousand.

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

The following table summarizes the nonvested stock activity for the three months ended March 31, 2008:

	Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2007	58,624	$27.84
Granted	736	19.49
Vested	(3,281)	23.99
Forfeited	(2,457)	27.16

Balance, March 31, 2008	53,622	27.99

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of March 31, 2008 will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Nonvested Stock	Total
For the nine months remaining of 2008	$99	$329	$428
For year ended December 31, 2009	98	284	382
For year ended December 31, 2010	95	175	270
For year ended December 31, 2011	58	18	76
For year ended December 31, 2012	18	—	18
For year ended December 31, 2013	2	—	2

Total	$370	$806	$1,176

4.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	March 31, 2008	March 31, 2007
Beginning balance	$19,336	$19,148
Recoveries credited to allowance	79	131
Loans charged off	(563)	(293)
Provision for (recapture of) loan losses	1,600	(735)

Ending balance	$20,452	$18,251

5.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. There were 136,940 and 58,836 anti-dilutive awards as of March 31, 2008 and 2007, respectively.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2008 and 2007 (dollars and shares in thousands, except per share amounts):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Three Months ended March 31, 2008
Basic EPS	$3,652	13,447	$0.27
Effect of dilutive stock awards	—	39	—

Diluted EPS	$3,652	13,486	$0.27

For the Three Months ended March 31, 2007
Basic EPS	$5,148	13,307	$0.39
Effect of dilutive stock awards	—	107	(0.01)

Diluted EPS	$5,148	13,414	$0.38

6.	TRUST PREFERRED CAPITAL NOTES

On March 30, 2006, the Company formed Statutory Trust II, a wholly owned subsidiary, for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate at March 31, 2008 was 4.09%. The redeemable capital securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the financial statements.

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation (“Guaranty”). On March 18, 2004, $22.5 million of Trust Preferred Capital Notes were issued through a pooled underwriting totaling approximately $858.8 million. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate at March 31, 2008 was 5.44%. The redeemable capital securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $696 thousand is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the financial statements.

7.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business. The community bank business includes four banks, which provide loan, deposit, investment, and other banking services to retail and commercial customers throughout their 58 retail locations in Virginia and the D.C. metro area. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimus risk.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three months ended March 31, 2008 and 2007 is as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated
Three Months Ended March 31, 2008
Net interest income	$19,033	$92	$—	$19,125
Provision for loan losses	1,600	—	—	1,600

Net interest income after provision for loan losses	17,433	92	—	17,525
Noninterest income	4,430	2,999	(80)	7,348
Noninterest expenses	16,884	3,129	(80)	19,933

Income (loss) before income taxes	4,979	(38)	—	4,940
Income tax expense (benefit)	1,297	(8)	—	1,288

Net income (loss)	$3,682	$(30)	$—	$3,652

Total assets	$2,355,713	$41,765	$(35,395)	$2,362,083

Three Months Ended March 31, 2007
Net interest income	$18,137	$23	$—	$18,160
Provision for (recapture of) loan losses	(735)	—	—	(735)

Net interest income after provision for loan losses	18,872	23	—	18,895
Noninterest income	3,949	2,330	(70)	6,209
Noninterest expenses	15,438	2,591	(70)	17,959

Income (loss) before income taxes	7,383	(238)	—	7,145
Income tax expense (benefit)	2,096	(99)	—	1,997

Net income (loss)	$5,287	$(139)	$—	$5,148

Total assets	$2,114,713	$26,354	$(22,212)	$2,118,855

8.	STOCK REPURCHASE

The Board of Directors has authorized management of the Company to buy up to 150,000 shares of its outstanding common stock in the open market at prices that management determines to be prudent. This authorization expires May 31, 2008. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock. It is anticipated that any repurchased shares will be used primarily for general corporate purposes, including the dividend reinvestment and stock purchase plan, the 2003 Stock Incentive Plan, and other employee benefit plans. On March 14, 2008, management repurchased 15,000 shares at a price of $17.70 per share. On April 17, 2008, the Board of Directors authorized the renewal of the aforementioned stock repurchase plan for up to 150,000 shares to expire on May 31, 2009.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). The standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder's fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company is evaluating the impact SFAS 141(R) may have on future business combinations on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires an entity to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

10.	GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS 142 discontinue the amortization of goodwill and intangible assets with indefinite lives, but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Based on the annual testing for impairment of goodwill and intangible assets, there have been no impairment charges to date.

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 15 years. As part of the purchase price allocation for the acquisition of deposits related to the Acquired Bank Branches in September 2007, the Company recorded $1.1 million in core deposit intangible assets and $4.3 million in goodwill. The core deposit intangible assets recorded for the Prosperity acquisition are being amortized over an average of 9.1 years. The core deposit intangible assets recorded for the Acquired Bank Branches are expected to be amortized over an average of 7.9 years. As part of the purchase price allocation for the acquisition of Prosperity in 2006, the Company recorded $5.5 million in core deposit intangible assets and $20.6 million in goodwill.

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2008
Amortizable core deposit intangibles	$20,215	$9,151	$11,064
Unamortizable goodwill	56,816	342	56,474

December 31, 2007
Amortizable core deposit intangibles	$20,215	$8,665	$11,550
Unamortizable goodwill	56,816	342	56,474

March 31, 2007
Amortizable core deposit intangibles	$19,137	$7,254	$11,883
Unamortizable goodwill	52,223	342	51,881

11.	COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. At March 31, 2008 and 2007, the Company had outstanding loan commitments approximating $687.4 million and $510.8 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $29.7 million and $32.8 million at March 31, 2008 and 2007, respectively.

At March 31, 2008, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union Bank, had rate lock commitments to originate mortgage loans amounting to $64.8 million and loans held for sale of $38.3 million. Union Mortgage has entered into corresponding commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $103.1 million. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

12.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities as of March 31, 2008 and December 31, 2007 are summarized as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
March 31, 2008
Obligations of states and political subdivisions	$113,924	$2,378	$(440)	$115,862
Corporate and other bonds	15,277	482	(169)	15,590
Mortgage-backed securities	134,638	3,052	(67)	137,623
Federal Reserve Bank stock - restricted	3,337	—	—	3,337
Federal Home Loan Bank stock - restricted	14,453	—	—	14,453
Other securities	226	—	(7)	219

Total securities	$281,855	$5,912	$(683)	$287,084

December 31, 2007
Obligations of states and political subdivisions	$111,439	$1,840	$(683)	$112,596
Corporate and other bonds	15,435	653	(92)	15,996
Mortgage-backed securities	135,962	930	(672)	136,220
Federal Reserve Bank stock - restricted	3,337	—	—	3,337
Federal Home Loan Bank stock - restricted	13,800	—	—	13,800
Other securities	743	7	—	750

Total securities	$280,716	$3,430	$(1,447)	$282,699

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

As of March 31, 2008	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	24,311	(416)	765	(24)	25,076	(440)
Mortgage-backed securities	2,996	(17)	6,998	(50)	9,994	(67)
Corporate and other bonds	5,008	(65)	1,930	(111)	6,938	(176)

	$32,315	$(498)	$9,693	$(185)	$42,008	$(683)

As of March 31, 2008, there were $9.7 million of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $185 thousand and consisted primarily of corporate and mortgage-backed securities. Management has evaluated the investment portfolio by security and determined the declines in fair value were primarily attributable to changes in market interest rates, not in estimated cash flows or credit quality. Management has the positive ability and intent to hold these securities to maturity or until value is recovered. Therefore, no other-than-temporary impairment was recorded at the end of the reporting period.

13.	FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Loans held for sale

Loans held for sale are required to be measured at lower of cost or fair value. Under SFAS 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2008, the entire balance of loans held for sale was recorded at its cost.

Impaired loans

SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS 114, “Accounting by Creditors for Impairment of a Loan”, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned are measured at fair value less cost to sell. The Company believes that the fair value component in its valuation follows the provisions of SFAS 157.

14.	CUMULATIVE-EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

During the first quarter of 2008, Emerging Issues Task Force 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” became effective. This statement requires the Company to recognize a liability (offset as a reduction to capital) and related compensation costs for endorsement split-dollar life insurance arrangements that provide benefits to employees during postretirement periods. The Company recorded a reduction to retained earnings and corresponding increase to liabilities of $1.6 million. This reduction to retained earnings has been reflected in the Company’s Condensed Consolidated Statements of Changes in Stockholders’ Equity.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the accompanying condensed consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of March 31, 2008 and 2007, and the related condensed consolidated statements of income, changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union Bankshares and subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Winchester, Virginia

May 12, 2008

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2007. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes, while some of the percentages presented are computed based on unrounded amounts.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses and mergers and acquisitions. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company adopted SFAS No. 114, which has been amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures (“SFAS No. 118”). SFAS No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral-dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. SFAS No. 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

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

The Company accounts for acquisitions under the purchase method of accounting and accordingly is required to record the assets acquired, including identified intangible assets and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which that are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. These estimates also include the establishment of various accruals and allowances based on planned facility dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to at least annual impairment testing, or more frequently if certain indicators are in evidence, based on the fair value of net assets acquired compared to the carrying value of goodwill.

The Company and the acquired entity also incur merger-related costs during an acquisition. The Company capitalizes direct costs of the acquisition, such as investment banker and attorneys’ fees and includes them as part of the purchase price. Other merger-related internal costs associated with acquisitions are expensed as incurred. Some examples of these merger-related costs include, but are not limited to, systems conversions, integration planning consultants and advertising fees. These merger-related costs are reflected in “Other operating expenses” within the Condensed Consolidated Statement Statements of Income classified within the noninterest expense line. The acquired entity records merger-related costs that result from a plan to exit an activity, involuntarily terminate or relocate employees, and are recognized as liabilities assumed as of the consummation date of the acquisition.

BUSINESS OVERVIEW

Union Bankshares Corporation is one of the largest community banking organizations based in Virginia, providing full service banking to the Northern, Central, Rappahannock, Tidewater and Northern Neck regions of Virginia through its bank subsidiaries, Union Bank and Trust Company (38 locations in the counties of Albemarle, Caroline, Chesterfield, Fairfax, Fluvanna, Hanover, Henrico, King George, King William, Nelson, Spotsylvania, Stafford, Westmoreland and the cities of Fredericksburg and Charlottesville); Northern Neck State Bank (9 locations in the counties of Richmond, Westmoreland, Essex, Northumberland and Lancaster); Rappahannock National Bank (7 locations in Washington, Front Royal, Middleburg, Warrenton, and Winchester) and Bay Community Bank (4 locations in Williamsburg, Newport News and Grafton). Union Bank and Trust Company also operates a loan production office in Manassas. Union Investment Services, Inc. provides full brokerage services; Union Mortgage Group, Inc. provides a full line of mortgage products; and Union Insurance Group, LLC offers various lines of insurance products. Bay Community Bank also owns a non-controlling interest in Johnson Mortgage Company, LLC.

Effective March 14, 2008, the Company announced that its Prosperity Bank & Trust Company affiliate (“Prosperity”) had been merged into its largest bank affiliate, Union Bank and Trust Company (“Union Bank”).

In May 2007, the Company completed construction of a new 70,000 square foot operations center in Caroline County, Virginia at a cost of approximately $13 million. The facility is located just west of Interstate 95 near the intersection U.S. Route 1 and State Route 207 and is approximately twelve miles west of the Company’s corporate offices in Bowling Green, Virginia. The new facility will accommodate the Company’s anticipated growth and provides improved access to the Greater Richmond and Fredericksburg workforce. The Company sold its former operations center during the third quarter of 2007.

Additional information is available on the Company’s website at www.ubsh.com. The shares of the Company are traded on the NASDAQ Global Select Market under the symbol “UBSH”.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended March 31, 2008 increased by $42 thousand, or 1.2%, to $3.6 million from the most recent quarter ended December 31, 2007. Earnings per share, on a diluted basis, remained at $.27 for both periods while the return on average equity improved slightly from 6.80% to 6.85%, and the return on average assets was unchanged from the most recent quarter at 0.64%. The improvement in net income was largely attributable to revenue associated with the mortgage segment, nonrecurring noninterest income and lower operating costs partially offset by increased provisions for loan losses and continued tightening of the net interest margin.

Net income was down 29.1%, from $5.1 million for the same quarter in 2007. Earnings per share, on a diluted basis, decreased $.11, or 28.9%, from $.38 to $.27 for the same quarter a year ago. Return on average equity for the quarter ended March 31, 2008 was 6.85%, while return on average assets for the same period was 0.64%, compared to 10.38% and 1.00%, respectively, for the prior year’s same quarter.

This year to year decline was largely the result of increased provisions for loan losses, the purchase of six bank branches, effective September 7, 2007, the opening of one de novo bank branch and costs associated with merging affiliate banks. These increases were partially offset by increased service charge income on deposit accounts and other noninterest income.

As a supplement to U.S. generally accepted accounting principles (“GAAP”), the Company also uses certain alternate financial measures to review its operating performance. Diluted earnings per share on a cash basis for the quarter ended March 31, 2008 were $.29 as compared to $.41 for the same quarter a year ago and $.29 for the quarter ended December 31, 2007. Additionally, annualized cash basis return on average tangible equity for the first quarter ended March 31, 2008 was 10.88% as compared to 15.90% in the prior year’s first quarter and 10.93% for the quarter ended December 31, 2007.

Net Interest Income

Further declines in the targeted Federal funds rate continued to negatively impact the Company’s net interest margin during the first quarter of 2008. The Federal Open Market Committee of the Federal Reserve Board of Governors lowered the target Federal funds rate 200 basis points during the quarter: 75 basis points decrease on January 22nd, 50 basis points on January 30th and 75 basis points on March 18th to arrive at 2.25% by March 31, 2008. These declines in the targeted Federal funds rate resulted in the immediate repricing of the Company’s loans tied to prime which represent approximately 33% of the loan portfolio and a resulting reduction in yields on earning assets.

The liability side of the balance sheet also showed some immediate repricing, as overnight borrowing rates and Federal Home Loan Bank of Atlanta (“FHLB”) advances adjusted downward. Although the Company’s deposit maturities have been structured to position the Company to take advantage of declining deposit rates, liquidity needs throughout the industry have resulted in increased competition for deposits and have inhibited the Company’s ability to adjust deposit pricing downward with the declining Federal funds rate. This competition has resulted in increased use of wholesale funding options, including Federal funds purchased, FHLB advances and other sources. During the first quarter of 2008, the Company issued $40 million of brokered certificates of deposits with an average cost of 3.90%.

On a linked quarter basis, tax equivalent net interest income increased by $126 thousand to $19.9 million for the quarter ended March 31, 2008. The tax-equivalent net interest margin declined 4 basis points from 3.89% to 3.85% from the most recent quarter. This decline was largely driven by declines in yields on earning assets and lower demand deposits. Interest income associated with strong average loan growth of $55.4 million helped to partially offset the decline in loan yields of 40 basis points. This growth in loans was primarily within the commercial real estate and residential loan portfolios.

For the three months ended March 31, 2008, net interest income, on a tax-equivalent basis, increased to $19.9 million from $18.9 million when compared to last year’s same period. Favorable loan volumes helped to offset the impact of the lower yields on earning assets, and an increase in purchased funding contributed to the decline in net interest margin, on a tax-equivalent basis, from 4.09% a year earlier to 3.85%. This 24 basis point margin decline was driven by lower yields on earning assets, which declined 55 basis points to 6.89%, compared to the cost of interest-bearing liabilities, which declined to 3.50%, or 44 basis points. Average interest-earning assets at March 31, 2008 increased approximately $210.8 million, or 11.3%, compared to only $46.8 million, or 3.4%, for interest-bearing deposits, from the same period a year ago. The remaining growth was funded by other borrowings which increased by $169.0 million over the same timeframe, driven primarily by increases in FHLB advances and brokered certificates of deposit, partially offset by lower demand deposits and savings account balances.

During the first quarter of 2007, approximately $6.2 million of investment securities were called by the issuers, resulting in gains of $301 thousand. The proceeds from these calls, plus additional funds, were used to pay off approximately $9.0 million of higher cost (6.3%) FHLB advances. Penalties of approximately $316 thousand associated with the early payoff of these advances were reflected as an interest expense adjustment in the net interest margin for the three months ended March 31, 2007.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended March 31,
	2008			2007			2006
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$176,736	$2,289	5.21%	$181,356	$2,332	5.21%	$167,463	$2,174	5.27%
Tax-exempt	107,018	1,931	7.26%	95,526	1,741	7.39%	77,895	1,450	7.55%

Total securities	283,754	4,220	5.98%	276,882	4,073	5.97%	245,358	3,624	5.99%
Loans, net (2) (3)	1,768,829	31,113	7.07%	1,565,888	29,658	7.68%	1,389,579	24,750	7.22%
Loans held for sale	23,613	276	4.71%	21,642	301	5.65%	23,752	417	7.12%
Federal funds sold	2,944	28	3.82%	3,812	263	5.45%	1,877	33	4.64%
Money market investments	235	1	1.03%	266	1	2.10%	90	2	3.62%
Interest-bearing deposits in other banks	1,084	8	3.01%	1,136	15	5.31%	661	7	4.17%
Other interest-bearing deposits	2,598	25	3.83%	2,598	34	5.33%	2,598	28	4.39%

Total earning assets	2,083,057	35,671	6.89%	1,872,224	34,345	7.44%	1,663,915	28,861	7.03%

Allowance for loan losses	(19,613)			(19,107)			(17,328)
Total non-earning assets	248,260			233,146			172,998

Total assets	$2,311,704			$2,086,263			$1,819,585

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$218,252	374	0.69%	$206,196	317	0.62%	$195,190	181	0.38%
Money market savings	168,030	926	2.22%	161,954	917	2.30%	180,637	1,010	2.27%
Regular savings	100,742	168	0.67%	105,304	226	0.87%	115,602	261	0.91%
Certificates of deposit:
$100,000 and over	450,124	5,072	4.53%	445,286	5,407	4.92%	340,906	3,463	4.12%
Under $100,000	481,044	5,195	4.34%	452,688	4,992	4.47%	375,649	3,299	3.56%

Total interest-bearing deposits	1,418,192	11,735	3.33%	1,371,428	11,859	3.51%	1,207,984	8,214	2.76%
Other borrowings	390,484	4,011	4.13%	221,461	3,607	6.61%	175,118	2,029	4.70%

Total interest-bearing liabilities	1,808,676	15,746	3.50%	1,592,889	15,466	3.94%	1,383,102	10,243	3.00%

Noninterest-bearing liabilities:
Demand deposits	266,841			275,391			240,949
Other liabilities	21,737			16,868			13,424

Total liabilities	2,097,254			1,885,148			1,637,475
Stockholders’ equity	214,450			201,115			182,110

Total liabilities and stockholders’ equity	$2,311,704			$2,086,263			$1,819,585

Net interest income		$19,925			$18,879			$18,618

Interest rate spread (4)			3.39%			3.50%			4.03%
Interest expense as a percent of average earning assets			3.04%			3.35%			2.50%
Net interest margin			3.85%			4.09%			4.54%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Nonaccrual loans are included in average loans outstanding.
(3)	Foregone interest on previously charged off credits of $38 thousand has been excluded for 2006.
(4)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

Provision for Loan Losses

For the quarter ended March 31, 2008, the provision for loan losses increased $2.3 million from a year ago. This increase was largely attributable to the reduction of estimated loss exposure ($750 thousand provision recapture) noted during the first quarter of 2007 on the continuing non-performing loan to a single credit relationship described in Asset Quality below. Without regard for the above recapture, the provision for loan losses increased $1.6 million over this same period. On a linked quarter basis, the provision for loan losses increased $427 thousand from the fourth quarter of 2007. The increase in both the provision and allowance for loan losses was primarily due to continued loan growth, net charge-offs and increased uncertainty with regard to general economic and other credit risk factors which the Company considers in assessing the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income for the three months ended March 31, 2008, increased $1.1 million, or 18.3%, from $6.2 million to $7.3 million compared to last year’s same quarter. This increase reflected higher mortgage segment income from the sale of loans of approximately $654 thousand and increased revenue from service charges on deposit accounts (primarily brokerage commissions and debit card income) of $394 thousand, from the same quarter a year ago. During the first quarter of 2008, appropriation of Company owned real estate by the Commonwealth of Virginia for a public domain easement resulted in a gain of $127 thousand. Also, the initial public offering of Visa, Inc. common stock during March 2008 resulted in the mandatory redemption of certain classes of common stock to financial institution members of Visa U.S.A. As a result, the Company recorded a gain of $198 thousand related to this redemption of Visa common stock.

On a linked quarter basis, noninterest income increased $946 thousand, or 14.8%, from the quarter ended December 31, 2007. These results included $681 thousand from gains on sales of loans within the mortgage segment partially offset by lower income of $246 thousand related to service charges and fees (letters of credit, overdraft and ATM fees). Also, during the first quarter of 2008, the Company recorded gains of $127 thousand from the sale of Company owned real estate and $198 thousand related to the mandatory redemption of Visa stock (as described above). Lastly, during the fourth quarter 2007, the Company reported a $121 thousand loss on disposal related to the replacement of legacy telephone equipment with voice over internet (“VoIP”) equipment.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2008 increased $2.0 million, or 11.0% to $19.9 million, over last year’s same period. Salaries and benefits increased $1.1 million, or 11.3%, and were mainly attributable to mortgage segment commissions and additional personnel in acquired and de novo bank branches, partially offset by lower profit sharing expense. Of this increase, approximately $420 thousand related to commission expense corresponding to an increase in loan volumes at the mortgage segment. Excluding the mortgage segment, salaries and benefits increased $700 thousand or 8.7%. Other operating expenses increased $452 thousand, or 8.3%, and principally related to the one time costs associated with the merger of the Prosperity into Union Bank, the acquisition of six bank branches and their related operations, one de novo bank branch and the ongoing infrastructure enhancements to support the Company’s continued growth. Infrastructure enhancements include VoIP and the associated hardware and software to support this technology. Other initiatives include online check deposit (i.e., remote capture) technology, enhancements to our internet banking delivery channel (e.g., increased bandwidth) and improvements in data security and business continuity. Occupancy expenses increased $317 thousand, or 22.8%, and were principally attributable to increased facilities costs associated with the Company’s continued expansion. Some of these increased costs include depreciation, rental expenses and to a lesser extent, utility costs.

The Company moved into its new 70,000 square foot operations center, in Caroline County, during the second quarter of 2007. These costs did not exist in the first quarter of 2007 for comparative purposes. The first quarter of 2008 contained an increase of approximately $137 thousand of depreciation related to this new operations center. Of the increase in occupancy costs, approximately

$156 thousand were attributable to the acquisition of six bank branch facilities and one de novo bank branch, as stated above. Furniture and equipment expenses increased $84 thousand, or 7.1%, and were attributable to the related depreciation and software costs of the purchased branches, one de novo bank branch and the new operations center.

On a linked quarter basis, noninterest expense declined by $14 thousand, or .1%, to $19.9 million for the three months ended March 31, 2008. Lower operating expenses were partially offset by increases in salaries and wages. Increases in salaries of $1.1 million, or 10.8%, were primarily attributable to increased mortgage segment commissions and higher group insurance costs as well as normal compensation increases. During the first quarter of 2008, the Company incurred lower operating expenses of approximately $1.1 million, or 15.1%, principally due to lower communications, marketing and advertising costs as well as ATM processing charges.

Additionally, for the three months ended March 31, 2008, approximately $220 thousand of conversion costs were charged to expense and currently are reflected in the caption “Other operating expenses” in the Company’s Condensed Consolidated Statements of Income. These costs primarily related to system conversion costs of merging Prosperity into Union Bank during the first quarter of 2008. By comparison, the Company incurred similar conversion costs of $147 thousand during the fourth quarter of 2007.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of March 31, 2008. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rates for the three months ended March 31, 2008 was 26.1%, compared to 27.9%, respectively, for the same period in 2007.

SEGMENT INFORMATION

Community Banking Segment

For the three months ended March 31, 2008, net income for the community banking segment decreased 30.4%, or $1.6 million, from $5.3 million to $3.7 million from the same quarter last year. This decline was largely attributable to increased provisions for loan losses, the purchase of six bank branches, effective September 7, 2007, the opening of one de novo bank branch as well as costs associated with merging affiliate banks.

Noninterest income increased $481 thousand, or 12.2%, in the first quarter of 2008 from the same period a year earlier primarily due to increased revenue from service charges on deposit accounts (primarily brokerage commissions and debit card income) of $394 thousand from the same quarter a year ago. Also during the first quarter of 2008, the Company recorded gains of $127 thousand from the sale of Company owned real estate and $198 thousand related to the mandatory redemption of Visa stock. During the first quarter of 2007, approximately $6.2 million of investment securities were called by the issuers resulting in a gain of $301 thousand.

On a linked quarter basis, community bank segment net income declined $258 thousand, or 6.5%, for the period ended March 31, 2008. The decline was largely attributable to higher salaries and benefits, increased provisions for loan losses and continued tightening of the net interest margin partially offset by nonrecurring noninterest income and lower operating costs.

Net interest income after the provision for loan losses decreased $345 thousand, or 1.9%. Noninterest income increased $274 thousand, or 6.6%, and was primarily attributable to the Company recorded gains of $127 thousand from the sale of Company owned real estate and $198 thousand related to the mandatory redemption of Visa stock. In addition, during the fourth quarter of 2007, the Company reported a $121 thousand loss on disposal related to the replacement of legacy telephone equipment with VoIP . Absent the gains and prior year loss on disposal, noninterest income declined approximately $173 thousand, or 4.0%, in the first quarter of 2008 from the same period a year earlier. Noninterest expense declined $197 thousand, or 1.2%, from $17.1 million to $16.9 million. Increased salaries and benefits were offset by lower operating costs. Increases in salaries of $724 thousand, or 9.1%, were primarily attributable to higher group insurance costs as well as normal compensation increases. During the first quarter of 2008, the Company incurred lower operating expenses of approximately $896 thousand, or 13.9%, principally due to lower communications, marketing and advertising costs as well as ATM processing charges.

Mortgage Segment

For the three months ended March 31, 2008, the mortgage segment reported a net loss of $30 thousand, a $109 thousand improvement from a $139 thousand net loss for the same quarter in 2007. A decline in interest rates drove refinancing activity during the quarter as originations increased 12.2% from the same period last year, resulting in an increase in loan revenue of $654 thousand. Total noninterest expenses increased $538 thousand. Of this increase, $420 thousand related to salaries and benefits, a function of increased commission expense as a result of increased loan originations. Other operating expenses increased $61 thousand principally as a result of loan related costs and additional branches added since the same period last year.

On a linked quarter basis, mortgage segment net income improved by $300 thousand from a net loss of $330 thousand to a net loss of $30 thousand. Revenue from the sale of loans increased $681 thousand, or 29.4%, while originations rose 19.6% as loan profit margins improved due to consumer demand for more profitable loan products. Salaries and wages increased $357 thousand correlating to the increase in originations. Operating expenses and occupancy expenses both decreased $144 thousand and $27 thousand, respectively, from the prior quarter. The decline in operating expenses related primarily to cost cutting measures and lower repurchases of loans than in the previous quarter.

BALANCE SHEET

Balance Sheet Overview

At March 31, 2008, total assets were approximately $2.4 billion compared to $2.1 billion and $2.3 billion at March 31, 2007 and December 31, 2007, respectively. Net loans increased $191.6 million, or 12.1%, from March 31, 2007, and increased $44.9 million, or 2.6% from December 31, 2007. Total cash and cash equivalents increased $4.6 million to $59.4 million at March 31, 2008 from $54.9 million a year ago, and increased $1.2 million from $58.3 million as of December 31, 2007. Deposits increased $65.7 million, or 3.9%, and increased $73.2 million, or 4.4%, from March 31, 2007 and December 31, 2007, respectively, primarily due to the issuance of approximately $40 million in brokered certificates of deposit in the first quarter of 2008, and to a lesser extent higher

NOW and money market account balances. Total borrowings (including repurchase agreements) decreased by $20.6 million to $392.1 million from December 31, 2007, but increased $162.9 million from the same quarter a year ago. The Company’s equity to assets ratio was 9.08% at March 31, 2008.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, Federal funds sold, securities available for sale, loans held for sale and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through Federal funds lines with several correspondent banks and a line of credit with the FHLB and a corporate line of credit with a large correspondent bank. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

As of March 31, 2008, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year totaled $1.4 billion, or 67.3%, of total earning assets. As of March 31, 2008, approximately $1.0 billion, or 58.2%, of total loans, are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	March 31, 2008	% of Total Loans	December 31 2007	% of Total Loans	March 31, 2007	% of Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$280,942	15.7%	$281,847	16.1%	$265,621	16.6%
Commercial	523,165	29.1%	500,118	28.6%	467,070	29.2%
Construction	416,059	23.2%	396,928	22.7%	355,006	22.2%
Second mortgages	36,780	2.1%	37,875	2.2%	38,758	2.4%
Equity lines of credit	138,960	7.7%	128,897	7.4%	112,388	7.0%
Multifamily	34,218	1.9%	32,970	1.9%	31,432	2.0%
Agriculture	20,217	1.1%	18,958	1.1%	14,027	0.9%

Total real estate loans	1,450,341	80.8%	1,397,593	80.0%	1,284,302	80.3%

Commercial Loans	136,347	7.6%	136,317	7.8%	130,148	8.1%

Consumer installment loans
Personal	165,944	9.3%	173,650	9.9%	152,291	9.5%
Credit cards	13,496	0.8%	13,108	0.7%	10,023	0.6%

Total consumer installment loans	179,440	10.1%	186,758	10.6%	162,314	10.1%

All other loans	27,688	1.5%	27,152	1.6%	23,295	1.5%

Gross loans	$1,793,816	100.0%	$1,747,820	100.0%	$1,600,059	100.0%

As reflected in the loan table, at March 31, 2008, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in residential 1-4 family, commercial and construction. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring process, including oversight by a centralized credit administration function and credit risk and policy management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

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

The Company maintains a list of loans that have potential weaknesses which may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the adequacy of the Company’s allowance for loan losses. At March 31, 2008, nonperforming assets totaled $10.8 million, including a single credit relationship totaling $7.2 million. The Company entered into a workout agreement with the borrower in the aforementioned single credit relationship during March 2004. Under the terms of the agreement, the Company extended further credit secured by additional property with significant equity. During the first quarter of 2007, such equity was extracted from this relationship, reducing nonperforming assets totals on this relationship from $10.6 million as of December 31, 2006 to $7.9 million, and resulting in the recapture of $750 thousand in specific reserves. In the second quarter of 2007, approximately $400 thousand of this relationship returned to accrual status, further reducing the nonperforming balance to $7.5 million as of the end of June 30, 2007. This balance has been further reduced, due to payments from the borrower, to $7.2 million at March 31, 2008. Despite the lengthy nature of this workout, the Company continues to work with the borrower toward a resolution of the affiliated loans and anticipates this workout will result in further reductions of the Company’s overall exposure to the borrower. The loans to this relationship continue to be secured by real estate (two assisted living facilities).

Despite increasing industry concerns over credit issues, the Company’s asset quality remains strong. Net charge-offs were $484 thousand, or .11% of loans, for the quarter ended March 31, 2008, compared to net charge-offs of $162 thousand in the same quarter last year and $393 thousand for the quarter ended December 31, 2007, and remain at relatively low levels.

Nationally, industry concerns over asset quality have increased due in large part to issues related to subprime mortgage lending, declining real estate activity and general economic concerns. While the Company has experienced reduced residential real estate activity, the markets in which the Company operates remain stable and there has been no significant deterioration in the quality of the Company’s loan portfolio. Residential loan demand has moderated somewhat, but the Company is still experiencing continued loan demand, particularly in commercial real estate. Management will continue to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential real estate, and adjust the allowance for loan losses accordingly.

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the quarter ending:

	March 31, 2008	December 31, 2007	March 31, 2007
Nonaccrual loans	$9,833	$9,436	$8,558
Foreclosed properties	468	217	217
Real estate investment	476	476	—

Total nonperforming assets	$10,777	$10,129	$8,775

Balances
Allowance for loan losses	$20,452	$19,336	$18,251
Average loans, net of unearned income	1,768,829	1,713,402	1,565,888
Loans, net of unearned income	1,793,816	1,747,820	1,600,059

Ratios
Allowance for loan losses to loans	1.14%	1.11%	1.14%
Allowance for loan losses to nonperforming assets	189.77%	190.90%	207.99%
Nonperforming assets to loans & other real estate	0.60%	0.58%	0.55%
Net charge-offs to average loans	0.11%	0.09%	0.01%

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

The Federal Reserve, along with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a total risk-based capital ratio of 11.44% and a Tier 1 risk-based capital ratio of 10.38% as of March 31, 2008, which allowed the Company to meet the definition of “well capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2008. The Company’s current strategic plan includes a targeted equity to asset ratio between 8% and 9%. As of March 31, 2008, the ratio was 9.08%.

In connection with the latest bank acquisitions, Prosperity and Guaranty, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

During the first quarter of 2008, Emerging Issues Task Force 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” became effective. This statement requires the Company to recognize a liability (offset as a reduction to capital) and related compensation costs for endorsement split-dollar life insurance arrangements that provide benefits to employees during postretirement periods. The Company recorded a reduction to retained earnings and corresponding increase to liabilities of $1.6 million. This reduction to retained earnings has been reflected in the Company’s Condensed Consolidated Statements of Changes in Stockholders’ Equity.

The following summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	March 31, 2008	December 31, 2007	March 31, 2007
Tier 1 capital	$202,105	$201,351	$196,192
Tier 2 capital	20,452	19,336	18,251
Total risk-based capital	222,557	220,687	214,443
Risk-weighted assets	1,946,248	1,890,569	1,718,902

Capital ratios:
Tier 1 risk-based capital ratio	10.38%	10.65%	11.41%
Total risk-based capital ratio	11.44%	11.67%	12.48%
Leverage ratio (Tier 1 capital to average adjusted assets)	8.98%	9.20%	9.70%
Stockholders’ equity to assets	9.08%	9.22%	9.57%
Tangible equity to tangible assets	6.54%	6.70%	6.86%

NON-GAAP MEASURES

In reporting the results as of March 31, 2008, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. For the three months ended March 31, 2008, cash basis operating earnings per share were $.29 per share as compared to $.41 per share for the same period in 2007. Annualized cash basis returns on average tangible equity and assets for the three months ended March 31, 2008 were 10.88% and 0.71%, respectively, compared to 15.90% and 1.09%, respectively, for the same period in 2007.

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

A reconciliation of these non-GAAP measures from their respective GAAP basis measures is presented in the following table (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31
	2008	2007
Net income	$3,652	$5,148
Plus: core deposit intangible amortization, net of tax	316	297

Cash basis operating earnings	3,968	5,445

Average assets	2,311,704	2,086,263
Less: average goodwill	56,474	50,089
Less: average core deposit intangibles	11,292	12,108

Average tangible assets	2,243,938	2,024,066

Average equity	214,450	201,115
Less: average goodwill	56,474	50,089
Less: average core deposit intangibles	11,292	12,108

Average tangible equity	146,684	138,918

Weighted average shares outstanding, diluted	13,486,060	13,413,303
Cash basis earnings per share, diluted	$0.29	$0.41
Cash basis return on average tangible assets	0.71%	1.09%
Cash basis return on average tangible equity	10.88%	15.90%

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12-month time horizon by applying 12-month rate ramps (with interest rates rising gradually versus an immediate increase or “shock” in rates) of 50 basis points up to 200 basis points. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for the balances ending March 31, 2008:

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+200 basis points	1.54%	1,336
+50 basis points	0.41%	353
Most likely rate scenario	0.00%	—
-50 basis points	-0.39%	(340)
-200 basis points	-1.73%	(1,508)

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12-months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances ending March 31, 2008:

	Change In Economic Value Of Equity
	%	$
Change in Yield Curve:
+200 basis points	0.08%	334
+50 basis points	1.01%	4,046
Most likely rate scenario	0.00%	—
-50 basis points	-0.88%	(3,540)
-200 basis points	-3.41%	(13,639)

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A – Risk Factors

As of March 31, 2008 there were no material changes to the risk factors previously disclosed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the common stock repurchases made by the Company and the remaining shares that may be repurchased:

For the periods ending 2008	Total Number of Shares Purchased #	Average Price paid per Share $	Total Number of Shares Purchased Under Plan # (1)	Maximum Number of Shares Remaining to be Purchased Under Plan #
January 1 - January 31	—	—	—	—
February 1 - February 29	—	—	—	—
March 1 - March 31	15,000	17.70	15,000	135,000

Total	15,000	17.70	15,000	135,000

(1)	The Company currently maintains a stock repurchase program that was renewed by the board of directors on May 4, 2007. This repurchase program, which will expire on May 31, 2008, authorizes the repurchase of 150,000 common shares of the Company’s common stock as needed for general corporate purposes. On April 17, 2008, the Board of Directors authorized the renewal of the aforementioned stock repurchase plan for up to 150,000 shares to expire on May 31, 2009. There were no stock repurchase plans that expired during the periods presented, and the Company did not terminate any plan prior to its expiration date. In accordance with Virginia law, repurchased shares cannot be held as treasury stock, but revert to the status authorized and unissued shares.

Item 6 – Exhibits

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation
(Registrant)

Date: May 12, 2008	By:	/s/ G. William Beale
G. William Beale,
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ D. Anthony Peay
D. Anthony Peay,
Executive Vice President and Chief Financial Officer