Form 10-Q
period 2008-06-30
UNION BANKSHARES CORP
filed 2008-08-11
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

The number of shares of common stock outstanding as of August 1, 2008 was 13,503,852.

UNION BANKSHARES CORPORATION

FORM 10-Q

ii

PART I – FINANCIAL INFORMATION

ITEM  1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	June 30, 2008	December 31, 2007	June 30, 2007
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$62,875	$54,716	$51,474
Interest-bearing deposits in other banks	1,054	662	899
Money market investments	223	303	190
Other interest-bearing deposits	2,598	2,598	2,598
Federal funds sold	90	—	236

Total cash and cash equivalents	66,840	58,279	55,397

Securities available for sale, at fair value	288,150	282,699	270,095

Loans held for sale	32,056	25,248	25,159

Loans, net of unearned income	1,823,706	1,747,820	1,636,345
Less allowance for loan losses	21,650	19,336	18,353

Net loans	1,802,056	1,728,484	1,617,992

Bank premises and equipment, net	77,220	75,741	74,044
Other real estate owned	781	694	217
Core deposit intangibles, net	10,577	11,550	11,426
Goodwill	56,474	56,474	51,881
Other assets	61,776	62,228	60,703

Total assets	$2,395,930	$2,301,397	$2,166,914

LIABILITIES
Noninterest-bearing demand deposits	$294,594	$281,405	$293,736
Interest-bearing deposits:
NOW accounts	218,747	217,809	206,378
Money market accounts	256,297	156,576	148,527
Savings accounts	102,420	100,885	106,939
Time deposits of $100,000 and over	433,409	453,243	450,133
Other time deposits	481,380	449,660	442,423

Total interest-bearing deposits	1,492,253	1,378,173	1,354,400

Total deposits	1,786,847	1,659,578	1,648,136

Securities sold under agreements to repurchase	79,980	82,049	76,179
Other short-term borrowings	86,750	200,837	76,769
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	149,500	69,500	82,475
Other liabilities	19,068	17,041	19,140

Total liabilities	2,182,455	2,089,315	1,963,009

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 13,503,852 shares, 13,438,334 shares, and 13,369,409 shares, respectively.	17,962	17,879	17,790
Surplus	41,811	40,758	39,215
Retained earnings	153,630	152,238	148,222
Accumulated other comprehensive income (loss)	72	1,207	(1,322)

Total stockholders’ equity	213,475	212,082	203,905

Total liabilities and stockholders’ equity	$2,395,930	$2,301,397	$2,166,914

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Interest and dividend income:
Interest and fees on loans	$29,725	$31,642	$60,989	$61,492
Interest on Federal funds sold	1	122	29	385
Interest on deposits in other banks	6	12	14	27
Interest on money market investments	—	1	1	2
Interest on other interest-bearing deposits	15	35	40	69
Interest and dividends on securities:
Taxable	2,288	2,173	4,577	4,505
Nontaxable	1,273	1,144	2,528	2,276

Total interest and dividend income	33,308	35,129	68,178	68,756

Interest expense:
Interest on deposits	10,676	12,039	22,411	23,899
Interest on Federal funds purchased	96	262	264	568
Interest on short-term borrowings	1,001	1,211	3,037	1,967
Interest on long-term borrowings	1,707	2,396	3,513	4,941

Total interest expense	13,480	15,908	29,225	31,375

Net interest income	19,828	19,221	38,953	37,381
Provision for (recapture of) loan losses	1,676	190	3,276	(545)

Net interest income after provision for loan losses	18,152	19,031	35,677	37,926

Noninterest income:
Service charges on deposit accounts	2,329	1,917	4,449	3,643
Other service charges, commissions and fees	1,713	1,557	3,181	3,001
Gains on securities transactions, net	5	207	28	508
Gains on sales of loans	3,179	2,132	6,177	4,476
Gains (losses) on sales of other real estate and bank premises, net	(2)	(6)	135	(9)
Other operating income	432	405	1,034	802

Total noninterest income	7,656	6,212	15,004	12,421

Noninterest expenses:
Salaries and benefits	11,279	9,618	22,339	19,557
Occupancy expenses	1,719	1,422	3,427	2,813
Furniture and equipment expenses	1,232	1,116	2,497	2,297
Other operating expenses	5,804	5,510	11,704	10,958

Total noninterest expenses	20,034	17,666	39,967	35,625

Income before income taxes	5,774	7,577	10,714	14,722
Income tax expense	1,441	1,936	2,729	3,933

Net income	$4,333	$5,641	$7,985	$10,789

Earnings per share, basic	$0.32	$0.42	$0.59	$0.81

Earnings per share, diluted	$0.32	$0.42	$0.59	$0.80

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance – December 31, 2006	$17,716	$38,047	$142,168	$1,485		$199,416

Comprehensive income:
Net income			10,789		$10,789	10,789
Unrealized holding losses arising during the period (net of tax, $1,334)					(2,477)
Reclassification adjustment for gains included in net income (net of tax, $178)					(330)

Other comprehensive loss (net of tax, $1,512)				(2,807)	(2,807)	(2,807)

Total comprehensive income					$7,982

Cash dividends ($.36 per share)			(4,735)			(4,735)
Issuance of common stock under Dividend Reinvestment Plan (21,726 shares)	29	479				508
Issuance of common stock under Incentive Stock Option Plan (33,324 shares)	44	418				462
Issuance of common stock for services rendered (470 shares)	1	13				14
Stock-based compensation expense		258				258

Balance – June 30, 2007	$17,790	$39,215	$148,222	$(1,322)		$203,905

Balance – December 31, 2007	$17,879	$40,758	$152,238	$1,207		$212,082

Comprehensive income:
Net income			7,985		$7,985	7,985
Unrealized holding losses arising during the period (net of tax, $601)					(1,117)
Reclassification adjustment for gains included in net income (net of tax, $10)					(18)

Other comprehensive loss (net of tax, $611)				(1,135)	(1,135)	(1,135)

Total comprehensive income					$6,850

Cash dividends ($.37 per share)			(4,989)			(4,989)
Tax benefit from exercise of stock awards		42				42
Stock repurchased under Stock repurchase plan	(20)	(234)				(254)
Issuance of common stock under Dividend Reinvestment Plan (30,452 shares)	41	501				542
Issuance of common stock under Incentive Stock Option Plan (46,934 shares)	62	502				564
Cumulative-effect of a change in accounting principle			(1,604)			(1,604)
Stock-based compensation expense		242				242

Balance – June 30, 2008	$17,962	$41,811	$153,630	$72		$213,475

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Dollars in thousands)

(Unaudited)

	2008	2007
Operating activities:
Net income	$7,985	$10,789
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization of bank premises and equipment	2,679	2,170
Amortization, net	1,254	1,222
Provision for (recapture of) loan losses	3,276	(545)
Increase in loans held for sale, net	(6,808)	(5,075)
Gains on the sale of investment securities	(28)	(508)
(Gains) loss on sales of other real estate owned and premises, net	(135)	9
Stock-based compensation expense	242	258
Decrease (increase) in other assets	669	(3,571)
Increase in other liabilities	423	3,429

Net cash and cash equivalents provided by operating activities	9,557	8,178

Investing activities:
Purchases of securities available for sale	(29,209)	(25,003)
Proceeds from sales of securities available for sale	881	535
Proceeds from maturities, calls and paydowns of securities available for sale	21,184	33,370
Net increase in loans	(76,848)	(87,150)
Purchases of bank premises and equipment, net	(4,022)	(12,762)

Net cash and cash equivalents used in investing activities	(88,014)	(91,010)

Financing activities:
Net increase in noninterest-bearing deposits	13,189	1,474
Net increase (decrease) in interest-bearing deposits	114,080	(19,246)
Net increase (decrease) in short-term borrowings	(116,156)	90,251
Net increase (decrease) in long-term borrowings	80,000	(6,375)
Cash dividends paid	(4,989)	(4,735)
Tax benefit from the exercise of equity-based awards	42	—
Issuance of common stock	1,106	970
Stock repurchased under stock repurchase plan	(254)	—

Net cash and cash equivalents provided by financing activities	87,018	62,339

Increase (decrease) in cash and cash equivalents	8,561	(20,493)
Cash and cash equivalents at beginning of the period	58,279	75,890

Cash and cash equivalents at end of the period	$66,840	$55,397

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$29,741	$31,471
Income taxes	3,233	3,731

Supplemental schedule of noncash investing and financing activities
Unrealized gains (losses) on securities available for sale	$(1,746)	$4,319
Transfer of loans to other real estate owned	250	—
Cumulative effect of a change in accounting principle	(1,604)	—

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

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

On May 28, 2008, the Company announced that its Bay Community Bank affiliate will be merged into its largest bank affiliate, Union Bank and Trust Company (“Union Bank”). The projected completion date of the merger is October 31, 2008.

Effective March 14, 2008, the Company completed the previously announced merger of its Prosperity Bank & Trust Company affiliate (“Prosperity”) into Union Bank.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the costs resulting from all share-based payments to employees be recognized in the financial statements.

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company. The stock incentive plan makes available 525,000 shares which may be awarded to employees of the Company in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy share-based awards. As of June 30, 2008, approximately 301,915 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

For the three and six month periods ended June 30, 2008, the Company recognized stock-based compensation expense of approximately $109 thousand and $181 thousand, net of tax, or approximately $.01 per share, for both periods, in accordance with SFAS No. 123R.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2008:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2007	277,363	$19.64
Granted	4,750	20.41
Exercised	(44,465)	13.10
Forfeited	(6,387)	22.13

Options outstanding, June 30, 2008	231,261	20.79

Options exercisable, June 30, 2008	190,102	19.33

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the six months ended June 30, 2008:

	Six Months Ended June 30,
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

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of June 30, 2008 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	224,209	190,102
Weighted average remaining contractual life in years	5.49	5.03
Weighted average exercise price on shares above water	$20.57	$19.33
Aggregate intrinsic value	$221	$221

The total intrinsic value for stock options exercised during the three and six months ended June 30, 2008 was zero and approximately $268 thousand, respectively. The fair value of stock options vested during the six months ended June 30, 2008 was approximately $227 thousand. Cash received from the exercise of stock options for the three and six months ended June 30, 2008 was approximately zero and $564 thousand, respectively. The tax benefit realized from disqualifying dispositions during the six months ended June 30, 2008 was zero.

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

The following table summarizes the nonvested stock activity for the six months ended June 30, 2008:

	Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2007	58,624	$27.84
Granted	8,356	19.83
Vested	(3,484)	23.97
Forfeited	(2,457)	27.16

Balance, June 30, 2008	61,039	26.99

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of June 30, 2008 will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For remaining six months of 2008	$67	$239	$306
For year ended December 31, 2009	96	322	418
For year ended December 31, 2010	93	214	307
For year ended December 31, 2011	56	54	110
For year ended December 31, 2012	17	9	26
For year ended December 31, 2013	2	—	2

Total	$331	$838	$1,169

4.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	June 30, 2008	June 30, 2007
Beginning balance	$19,336	$19,148
Recoveries credited to allowance	167	214
Loans charged off	(1,129)	(464)
Provision for (recapture of) loan losses	3,276	(545)

Ending balance	$21,650	$18,353

5.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. There were 138,386 and 93,961 anti-dilutive awards as of June 30, 2008 and 2007, respectively.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2008 and 2007 (dollars and shares in thousands, except per share amounts):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Three Months ended June 30, 2008
Basic EPS	$4,333	13,470	$0.32
Effect of dilutive stock awards	—	37	—

Diluted EPS	$4,333	13,507	$0.32

For the Three Months ended June 30, 2007
Basic EPS	$5,641	13,332	$0.42
Effect of dilutive stock awards	—	81	—

Diluted EPS	$5,641	13,413	$0.42

For the Six Months ended June 30, 2008
Basic EPS	$7,985	13,458	$0.59
Effect of dilutive stock awards	—	39	—

Diluted EPS	$7,985	13,497	$0.59

For the Six Months ended June 30, 2007
Basic EPS	$10,789	13,319	$0.81
Effect of dilutive stock awards	—	92	(0.01)

Diluted EPS	$10,789	13,411	$0.80

6.	TRUST PREFERRED CAPITAL NOTES

On March 30, 2006, the Company formed Statutory Trust II, a wholly owned subsidiary, for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate for the current quarter was 4.18%. The redeemable capital securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the financial statements.

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation (“Guaranty”). A Trust Preferred Capital Note of $22.5 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate for the current quarter was 5.56%. The redeemable capital securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $696 thousand is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the financial statements.

7.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business. The community bank business includes four banks, which provide loan, deposit, investment, and other banking services to retail and commercial customers through their 58 branch offices located in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimis risk.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three and six months ended June 30, 2008 and 2007 is as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated
Three Months Ended June 30, 2008
Net interest income	$19,604	$224	$—	$19,828
Provision for loan losses	1,676	—	—	1,676

Net interest income after provision for loan losses	17,928	224	—	18,152
Noninterest income	4,548	3,189	(81)	7,656
Noninterest expenses	16,852	3,263	(81)	20,034

Income before income taxes	5,624	150	—	5,774
Income tax expense	1,379	62	—	1,441

Net income	$4,245	$88	$—	$4,333

Total assets	$2,392,340	$36,751	$(33,161)	$2,395,930

Three Months Ended June 30, 2007
Net interest income	$19,120	$101	$—	$19,221
Provision for loan losses	190	—	—	190

Net interest income after provision for loan losses	18,930	101	—	19,031
Noninterest income	4,152	2,127	(67)	6,212
Noninterest expenses	15,234	2,499	(67)	17,666

Income (loss) before income taxes	7,848	(271)	—	7,577
Income tax expense (benefit)	2,044	(108)	—	1,936

Net income (loss)	$5,804	$(163)	$—	$5,641

Total assets	$2,163,338	$28,490	$(24,914)	$2,166,914

Six Months Ended June 30, 2008
Net interest income	$38,637	$316	$—	$38,953
Provision for loan losses	3,276	—	—	3,276

Net interest income after provision for loan losses	35,361	316	—	35,677
Noninterest income	8,978	6,188	(162)	15,004
Noninterest expenses	33,736	6,393	(162)	39,967

Income before income taxes	10,603	111	—	10,714
Income tax expense	2,676	53	—	2,729

Net income	$7,927	$58	$—	$7,985

Total assets	$2,392,340	$36,751	$(33,161)	$2,395,930

Six Months Ended June 30, 2007
Net interest income	$37,257	$124	$—	$37,381
Provision for (recapture of) loan losses	(545)	—	—	(545)

Net interest income after provision for (recapture of) loan losses	37,802	124	—	37,926
Noninterest income	8,101	4,457	(137)	12,421
Noninterest expenses	30,672	5,090	(137)	35,625

Income (loss) before income taxes	15,231	(509)	—	14,722
Income tax expense (benefit)	4,140	(207)	—	3,933

Net income (loss)	$11,091	$(302)	$—	$10,789

Total assets	$2,163,338	$28,490	$(24,914)	$2,166,914

8.	STOCK REPURCHASE

The Board of Directors has authorized management of the Company to buy up to 150,000 shares of its outstanding common stock in the open market at prices that management determines to be prudent. This authorization expires May 31, 2009. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock. It is anticipated that any repurchased shares will be used primarily for general corporate purposes, including the dividend reinvestment and stock purchase plan, the 2003 Stock Incentive Plan, and other employee benefit plans. In March 2008, management repurchased 15,000 shares at a price of $16.87 per share. No shares were repurchased during the second quarter of 2008.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). The standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs, including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company is evaluating the impact SFAS 141(R) may have on future business combinations on its consolidated financial statements.

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

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 15 years. As part of the purchase price allocation for the acquisition of deposits related to the Acquired Bank Branches in September 2007, the Company recorded $1.1 million in core deposit intangible assets and $4.3 million in goodwill. The core deposit intangible assets recorded for the Prosperity acquisition are being amortized over an average of 9.1 years. The core deposit intangible assets recorded for the Acquired Bank Branches are being amortized over an average of 7.9 years. As part of the purchase price allocation for the acquisition of Prosperity in 2006, the Company recorded $5.5 million in core deposit intangible assets and $20.6 million in goodwill.

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2008
Amortizable core deposit intangibles	$20,215	$9,638	$10,577
Unamortizable goodwill	56,816	342	56,474

December 31, 2007
Amortizable core deposit intangibles	$20,215	$8,665	$11,550
Unamortizable goodwill	56,816	342	56,474

June 30, 2007
Amortizable core deposit intangibles	$19,137	$7,711	$11,426
Unamortizable goodwill	52,223	342	51,881

11.	COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At June 30, 2008 and 2007, the Company had outstanding loan commitments approximating $672.2 million and $695.7 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $29.0 million and $31.8 million at June 30, 2008 and 2007, respectively.

At June 30, 2008, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union Bank, had rate lock commitments to originate mortgage loans amounting to $44.6 million and loans held for sale of $32.1 million. Union Mortgage has entered into corresponding commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $76.7 million. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

12.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities as of June 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
June 30, 2008
Obligations of states and political subdivisions	$119,512	$1,643	$(803)	$120,351
Corporate and other bonds	14,569	243	(257)	14,555
Mortgage-backed securities	136,106	655	(1,242)	135,519
Federal Reserve Bank stock – restricted	3,337	—	—	3,337
Federal Home Loan Bank stock – restricted	14,138	—	—	14,138
Other securities	253	—	(3)	250

Total securities	$287,915	$2,541	$(2,305)	$288,150

December 31, 2007
Obligations of states and political subdivisions	$111,439	$1,840	$(683)	$112,596
Corporate and other bonds	15,435	653	(92)	15,996
Mortgage-backed securities	135,962	930	(672)	136,220
Federal Reserve Bank stock – restricted	3,337	—	—	3,337
Federal Home Loan Bank stock – restricted	13,800	—	—	13,800
Other securities	743	7	—	750

Total securities	$280,716	$3,430	$(1,447)	$282,699

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

	Less than 12 months		More than 12 months		Total
As of June 30, 2008	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$38,008	$(567)	$5,500	$(236)	$43,508	$(803)
Mortgage-backed securities	68,372	(1,107)	3,417	(135)	71,789	(1,242)
Corporate and other bonds	4,841	(159)	1,817	(101)	6,658	(260)

	$111,221	$(1,833)	$10,734	$(472)	$121,955	$(2,305)

As of December 31, 2007
Obligations of states and political subdivisions	$26,227	$(564)	$4,055	$(119)	$30,282	$(683)
Mortgage-backed securities	10,891	(16)	48,785	(656)	59,676	(672)
Corporate and other bonds	—	—	4,513	(92)	4,513	(92)

	$37,118	$(580)	$57,353	$(867)	$94,471	$(1,447)

As of June 30, 2008, there were $10.7 million of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $472 thousand and consisted primarily of municipal obligations and mortgage-backed securities. Management has evaluated the investment portfolio by security and determined the declines in fair value were primarily attributable to changes in market interest rates, not in estimated cash flows or credit quality. Management has the positive ability and intent to hold these securities to maturity or until value is recovered. Therefore, no other-than-temporary impairment was recorded at the end of the reporting period.

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

Intangibles and Goodwill

Goodwill and intangible assets require at least an annual impairment review and more frequently if certain impairment indicators are evident. Based on the annual testing for impairment of goodwill and intangible assets, there have been no impairment charges to date.

Other Real Estate Owned

Certain assets such as other real estate owned are measured at the lower of fair value or cost less cost to sell. The Company believes that the fair value component in its valuation follows the provisions of SFAS 157.

14.	CUMULATIVE-EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

During the first quarter of 2008, Emerging Issues Task Force 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” became effective. This statement requires the Company to recognize a liability (offset as a reduction to capital) and related compensation costs for endorsement split-dollar life insurance arrangements that provide benefits to employees during post-retirement periods. The Company recorded a reduction to retained earnings and corresponding increase to liabilities of $1.6 million. This reduction to retained earnings has been reflected in the Company’s Condensed Consolidated Statements of Changes in Stockholders’ Equity.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the accompanying condensed consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of June 30, 2008 and 2007, and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2008 and 2007 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six month periods ended June 30, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union Bankshares Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Winchester, Virginia

August 11, 2008

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares and its subsidiaries (the “Company”). This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2007. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three month and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes, while some of the percentages presented are computed based on unrounded amounts.

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

In May 2008, the Company announced that its affiliate Bay Community Bank will merge into its largest bank affiliate, Union Bank and Trust Company (“Union Bank”). The projected completion date of the merger is October 31, 2008.

Effective March 14, 2008, the Company completed it previously announced merger of its Prosperity Bank & Trust Company affiliate (“Prosperity”) into Union Bank.

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

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended June 30, 2008, increased by $681 thousand, or 18.6%, to $4.3 million from the most recent quarter ended March 31, 2008. Earnings per share, on a diluted basis, increased $.05 to $.32 from $.27, representing an increase of 18.5%. Return on average assets and return on average equity were 0.74% and 8.10%, respectively. These improvements were largely attributable to lower funding costs, increases in noninterest income and nominal growth in noninterest expenses.

For the three months ended June 30, 2008, net income was $4.3 million, down 23.2% from $5.6 million for the same quarter in 2007. Earnings per share, on a diluted basis, decreased $.10, or 23.8%, to $.32 from $.42 for the same quarter a year ago. Return on average equity for the quarter ended June 30, 2008 was 8.10%, while return on average assets for the same period was 0.74%, compared to 11.07% and 1.06%, respectively, for the prior year’s same quarter.

This year to year decline was largely the result of increased provisions for loan losses, the costs associated with the purchase of six bank branches, effective September 7, 2007, the opening of one de novo branch and nonrecurring expenses related to merging affiliate banks. These increases were partially offset by increased profitability in the mortgage segment and growth in service charge income on deposit accounts.

For the six months ended June 30, 2008, net income was $8.0 million, down $2.8 million or 26.0% from $10.8 million compared to the same period a year ago. This decline represents a decrease in earnings per share, on a diluted basis, of $.21, or 26.3%, from $.80 to $.59. Return on average equity for the six months ended June 30, 2008 was 7.47%, while return on average assets was 0.69%, compared to 10.73% and 1.03%, respectively, for the same period in 2007. The decrease was partially related to increased provisions for loan losses, noninterest expenses associated with the purchase of six bank branches and the opening of one de novo branch, partially offset by increased profitability in the mortgage segment and growth in service charge income on deposit accounts.

As a supplement to GAAP, the Company also uses certain alternate financial measures to review its operating performance. Diluted earnings per share on a cash basis for the quarter ended June 30, 2008 were $.35, as compared to $.44 for the same quarter a year ago and $.29 for the quarter ended December 31, 2007. Additionally, cash basis return on average tangible equity for the quarter ended June 30, 2008 was 12.64%, as compared to 16.91% in the prior year’s second quarter and 10.93% for the quarter ended December 31, 2007.

Net Interest Income

The targeted Federal funds rate was lowered to 2.00% on April 30, 2008 by the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board of Governors and remained unchanged at the following meeting on June 25th. This marked the first time since September 2007 that the targeted Federal funds rate was not lowered at an FOMC meeting. The previous declines in the targeted

Federal funds rate resulted in the immediate repricing of the Company’s loans tied to prime, which represent approximately one-third of the loan portfolio, and a resulting reduction in yields on earning assets.

On a linked quarter basis, net interest income increased $703 thousand, or 3.7%, to $19.8 million. The tax-equivalent net interest margin improved 7 basis points from 3.85% to 3.92% over the most recent quarter. This improvement was partially attributable to a faster decline in the cost of interest-bearing liabilities as compared to the decline in yields on interest-earning assets as well as increases in demand deposit accounts. Interest-earning asset yields declined 41 basis points to 6.48% and the cost of interest-bearing liabilities declined 54 basis points to 2.96%. Additionally, total average earning-asset volumes of $33.6 million were funded by interest-bearing deposits and demand deposits as opposed to wholesale borrowings.

For the three months ended June 30, 2008, net interest income, on a tax-equivalent basis, increased $691 thousand, or 3.5%, to $20.6 million compared to the same period last year. This increase in net interest income was achieved despite a decline in the net interest margin of 28 basis points, from 4.20% to 3.92%. This net interest margin decline was partially attributable to faster declines in yields on earning-assets as compared to costs on interest-bearing liabilities. Yields on earning-assets declined 106 basis points and the cost of interest-bearing liabilities declined 97 basis points. The increase in net interest income was primarily driven by increased loan volume and lower cost of borrowings and certificates of deposit greater than $100 thousand. Of the increase in funding sources, average money market volumes increased $53.5 million, or 34.7%, as did interest-bearing checking account volume, up $19.9 million, or 9.6%, partially offset by lower demand deposit volumes.

For the six months ended June 30, 2008, net interest income, on a tax-equivalent basis, increased by $1.7 million, or 4.5%, to $40.6 million compared to the same period last year. This increase in net interest income was achieved despite a decline in the net interest margin of 25 basis points, from 4.14% to 3.89%. This net interest margin decline was partially attributable to lower yields on earning-assets as compared to costs of interest-bearing liabilities. Yields on earning-assets declined 81 basis points and the cost of interest-bearing liabilities declined 70 basis points. The increase in net interest income was principally due to lower cost of borrowings and certificates of deposit greater than $100 thousand.

A variety of investment and funding activity occurred during the first and second quarters of 2007 and is stated herein for comparative purposes. For the six months ended June 30, 2007, approximately $8.0 million ($6.2 million during the first quarter of 2007) of investment securities were called by the issuers resulting in gains of $508 thousand ($301 thousand during the first quarter of 2007). The proceeds from these calls plus additional funds were used to pay off approximately $15.0 million of higher cost (6.3%) Federal Home Loan Bank advances. Penalties of approximately $513 thousand ($316 thousand during the first quarter of 2007) associated with the early payoff of these advances have been reflected as an interest expense adjustment in the net interest margin for the six months ended June 30, 2007. Absent this interest expense adjustment, net interest margin would have been 4.20%, instead of 4.14%, for the six months ending June 30, 2007.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended June 30,
	2008			2007			2006
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:

Securities:
Taxable	$177,859	$2,289	5.18%	$169,359	$2,174	5.15%	$196,286	$2,544	5.20%
Tax-exempt	109,375	1,959	7.20%	97,521	1,760	7.24%	88,539	1,614	7.31%

Total securities	287,234	4,248	5.95%	266,880	3,934	5.91%	284,825	4,158	5.85%
Loans, net (2) (3)	1,794,443	29,408	6.59%	1,612,164	31,401	7.81%	1,493,093	28,012	7.53%
Loans held for sale	31,021	449	5.82%	22,332	359	6.45%	29,513	440	5.98%
Federal funds sold	240	1	2.16%	1,802	122	5.49%	14,266	285	5.01%
Money market investments	152	—	0.01%	146	1	1.72%	115	—	1.57%
Interest-bearing deposits in other banks	951	5	2.29%	901	12	5.21%	1,044	12	4.45%
Other interest-bearing deposits	2,598	16	2.42%	2,598	35	5.39%	2,598	32	4.91%

Total earning assets	2,116,639	34,127	6.48%	1,906,823	35,864	7.54%	1,825,454	32,939	7.24%

Allowance for loan losses	(20,746)			(18,306)			(18,538)
Total non-earning assets	249,805			242,636			220,365

Total assets	$2,345,698			$2,131,153			$2,027,281

Liabilities and Stockholders’ Equity:

Interest-bearing deposits:
Checking	$228,009	362	0.64%	$208,068	334	0.64%	$211,017	201	0.38%
Money market savings	207,603	1,149	2.23%	154,105	885	2.30%	180,201	996	2.22%
Regular savings	103,047	140	0.54%	104,743	200	0.76%	124,880	289	0.93%

Certificates of deposit:

$100,000 and over	439,298	4,348	3.98%	448,728	5,535	4.95%	371,493	4,071	4.40%
Under $100,000	483,611	4,677	3.89%	451,845	5,086	4.51%	396,729	3,763	3.80%

Total interest-bearing deposits	1,461,568	10,676	2.94%	1,367,489	12,040	3.53%	1,284,320	9,320	2.91%
Other borrowings	372,073	2,804	3.03%	256,380	3,868	6.05%	232,639	3,057	5.27%

Total interest-bearing liabilities	1,833,641	13,480	2.96%	1,623,869	15,908	3.93%	1,516,959	12,377	3.27%

Noninterest-bearing liabilities:

Demand deposits	277,298			285,414			305,654
Other liabilities	19,536			17,499			12,656

Total liabilities	2,130,475			1,926,782			1,835,269
Stockholders’ equity	215,223			204,371			192,012

Total liabilities and stockholders’ equity	$2,345,698			$2,131,153			$2,027,281

Net interest income		$20,647			$19,956			$20,562

Interest rate spread (4)			3.52%			3.61%			3.97%

Interest expense as a percent of average earning assets			2.56%			3.35%			2.72%

Net interest margin			3.92%			4.20%			4.52%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Nonaccrual loans are included in average loans outstanding.
(3)	Foregone interest on previously charged off credits of $76 thousand has been excluded for 2006.
(4)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Six Months Ended June 30,
	2008			2007			2006
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:

Securities:
Taxable	$177,298	$4,577	5.19%	$175,324	$4,505	5.18%	$181,954	$4,718	5.23%
Tax-exempt	108,196	3,890	7.23%	96,529	3,502	7.32%	83,246	3,064	7.42%

Total securities	285,494	8,467	5.96%	271,853	8,007	5.94%	265,200	7,782	5.92%
Loans, net (2) (3)	1,781,636	60,520	6.83%	1,589,154	61,061	7.75%	1,441,622	52,764	7.38%
Loans held for sale	27,265	726	5.35%	21,989	660	6.05%	26,649	856	6.48%
Federal funds sold	1,592	29	3.66%	2,801	385	5.47%	8,106	318	4.88%
Money market investments	194	1	0.63%	205	2	1.97%	103	1	2.46%
Interest-bearing deposits in other banks	1,017	14	2.68%	1,018	27	5.27%	854	18	4.34%
Other interest-bearing deposits	2,598	40	3.12%	2,598	69	5.36%	2,598	60	4.65%

Total earning assets	2,099,796	69,797	6.68%	1,889,618	70,211	7.49%	1,745,132	61,799	7.14%

Allowance for loan losses	(20,180)			(18,704)			(17,936)
Total non-earning assets	249,033			237,918			196,811

Total assets	$2,328,649			$2,108,832			$1,924,007

Liabilities and Stockholders’ Equity:

Interest-bearing deposits:
Checking	$223,131	736	0.66%	$207,137	$652	0.63%	$203,147	382	0.38%
Money market savings	187,817	2,075	2.22%	158,008	1,802	2.30%	180,418	2,006	2.24%
Regular savings	102,353	308	0.60%	105,022	426	0.82%	120,267	549	0.92%

Certificates of deposit:

$100,000 and over	444,711	9,420	4.26%	447,017	10,942	4.94%	356,284	7,534	4.26%
Under $100,000	481,870	9,872	4.12%	452,264	10,078	4.49%	386,247	7,062	3.69%

Total interest-bearing deposits	1,439,882	22,411	3.13%	1,369,448	23,900	3.52%	1,246,363	17,533	2.84%
Other borrowings	381,279	6,814	3.59%	239,017	7,476	6.31%	204,037	5,086	5.03%

Total interest-bearing liabilities	1,821,161	29,225	3.23%	1,608,465	31,376	3.93%	1,450,400	22,619	3.14%

Noninterest-bearing liabilities:

Demand deposits	272,070			280,430			273,480
Other liabilities	20,582			17,185			13,038

Total liabilities	2,113,813			1,906,080			1,736,918
Stockholders’ equity	214,836			202,752			187,089

Total liabilities and stockholders’ equity	$2,328,649			$2,108,832			$1,924,007

Net interest income		$40,572			$38,835			$39,180

Interest rate spread (4)			3.45%			3.56%			4.00%

Interest expense as a percent of average earning assets			2.80%			3.35%			2.61%

Net interest margin			3.89%			4.14%			4.53%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Nonaccrual loans are included in average loans outstanding.
(3)	Foregone interest on previously charged off credits of $196 thousand has been excluded for 2006.
(4)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

Provision for Loan Losses

For the quarter ended June 30, 2008, the provision for loan losses increased $1.5 million from June 30, 2007. On a linked quarter basis, the provision for loan losses increased $76 thousand as compared to the first quarter of 2008. The provision for loan losses increased $3.8 million for the six months ending June 30, 2008. During the first quarter of 2007, the Company recaptured $750 thousand in provision for loan losses due to the reduction in the estimated loss exposure on a non-performing loan to a single credit relationship. Absent this recapture, the increase in the provision for loan losses was $3.1 million. The increases in the provision for loan losses and the current levels in the allowance for loan losses reflect continued loan growth, net-charge offs, delinquency trends and uncertainty with regard to general economic and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income for the three months ended June 30, 2008 increased $1.4 million, or 23.2%, from $6.2 million to $7.7 million compared to last year’s same quarter. This increase reflected higher mortgage segment income from the sale of loans of approximately $1.1 million and increased revenue from service charges on deposit accounts (primarily overdraft and returned check charges of $412 thousand), from the same quarter a year ago.

On a linked quarter basis, noninterest income increased $308 thousand, or 4.2%, to $7.7 million from $7.3 million for the quarter ended March 31, 2008. These results included $209 thousand related to higher service charges on deposit accounts and fees (brokerage fees, debit card and ATM fees). During the first quarter of 2008, the Commonwealth of Virginia, exercising its eminent domain rights, acquired Company owned real estate for a public easement, which resulted in a gain of $127 thousand. The initial public offering of Visa, Inc. common stock during March 2008 resulted in the mandatory redemption of certain classes of common stock to financial institution members of Visa U.S.A.; thus the Company recorded a gain of $198 thousand relating to this redemption of its member banks’ Visa, Inc. common stock. Absent these first quarter transactions and gains on mortgage loan sales, noninterest income increased approximately $444 thousand, or 10.8%, from the quarter ended March 31, 2008.

For the six months ended June 30, 2008, noninterest income increased $2.6 million, or 20.8%, to $15.0 million from $12.4 million for the same period in 2007. This increase included higher gains from the sale of mortgage loans of approximately $1.7 million and increased revenue of $806 thousand from service charges on deposit accounts, from the same period a year ago. During the first six months of 2008, the Company recorded a gain of $127 thousand for a public domain easement and a gain of $198 thousand related to the redemption of Visa common stock as described above. During the same period in 2007, the Company recorded a gain of $508 thousand on the sale of trust preferred securities. Absent these gain transactions, noninterest income increased $2.8 million, or 23.2%, compared to the same period in 2007.

Additionally, the noninterest income associated with the purchase of six bank branches, effective September 7, 2007, and the opening of one de novo bank branch did not exist at June 30, 2007 for comparative purposes. During the first six months of 2008, these branches contributed $196 thousand toward the increase in consolidated service charges on deposit accounts. Absent the noninterest income associated with the purchase of six bank branches, the opening of one de novo bank branch, mortgage segment income, current and prior period gains, noninterest income increased approximately $841 thousand, or 11.3%.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2008 increased $2.4 million, or 13.4%, to $20.0 million over last year’s same period. This increase primarily related to the acquisition of six bank branches, the opening of one de novo bank branch and mortgage segment operations. The acquisition of six bank branches occurred during the third quarter of 2007 and is not in the comparative results as of June 30, 2007. Salaries and benefits increased $1.7 million for the three months ended June 30, 2008 as compared to the same period a year ago. Of this increase, $707 thousand was at the mortgage segment and related to commissions on increased loan production and $358 thousand related to employees at the acquired bank branches and the de novo branch. The remaining increase of $596 thousand related to normal compensation increases and benefits partially offset by lower profit sharing expenses. Occupancy expenses increased $297 thousand of which $156 thousand related to the six branches and the de novo branch. Furniture and equipment expenses increased $116 thousand of which $74 thousand related to the six branches and the de novo branch. Other operating expenses increased $294 thousand of which $90 thousand related to the six branches and de novo branch. Absent the six branches, the de novo branch and mortgage segment operations the increase in noninterest expense increased approximately $926 thousand, or 5%, over the same quarter a year ago.

On a linked quarter basis, noninterest expense increased by $101 thousand, or 0.5%, to $20.0 million for the three months ended June 30, 2008. Increases in salaries and benefits of $219 thousand, or 2.0%, were primarily attributable to increased mortgage segment commissions as well as normal compensation increases. Increased costs in media and print production expenses of $113 thousand related to the Company’s advertising campaigns (i.e., 3.00% money market campaign) during the second quarter of 2008. Also during the second quarter, the Company recorded a $185 thousand increase in its Federal Deposit Insurance Corporation (“FDIC”) insurance assessment due to credits related to prior periods and an overall increase in insurance assessments. Absent merger related expenses and mortgage segment operations, noninterest expenses increased $169 thousand, or 1%, over the prior quarter.

For the six months ended June 30, 2008, noninterest expense increased by $4.3 million, or 12.2%, to $40.0 million compared to the six months ended June 30, 2007. Increases in salaries and benefits of $2.8 million, or 14.2%, were primarily attributable to increased mortgage segment commissions of $1.1 million as well as additional personnel in acquired and de novo bank branches and normal compensation increases. Occupancy expenses increased $614 thousand, or 21.8%, and were principally attributable to increased facilities costs associated with the Company’s new operations center and the acquired and de novo bank branches. Some of these increased costs included depreciation, rental expenses and to a lesser extent, utility costs. Operating expenses increased $746 thousand, or 6.8%, and principally related to ongoing infrastructure enhancements to support the Company’s continued growth, advertising campaigns and higher FDIC insurance costs as described above. Infrastructure enhancements included such things as Voice-over Internet Protocol and the associated hardware and software to support this technology. Of this increase, approximately $239 thousand related to conversion costs incurred as part of merging affiliate banks. Prosperity Bank & Trust Company was merged into Union Bank and Trust Company during the first quarter of 2008. Bay Community Bank will be merged into Union Bank and Trust Company during the fourth quarter of 2008. Furniture and equipment expenses increased $200 thousand, or 8.7%, and were attributable to the related depreciation of the purchased branches, one de novo bank branch and the new operations center.

The noninterest expense associated with the purchase of six bank branches and the opening of one de novo bank branch did not exist at the time of June 30, 2007 reporting for comparative purposes. During the first six months of 2008, these branches contributed $736 thousand toward the increase in salaries and benefits, $312 thousand in occupancy expenses, $207 thousand in other operating expenses and $153 thousand in furniture and equipment. Without the contribution of noninterest expenses associated with the purchase of six bank branches, the opening of one de novo bank branch and merger related costs noninterest expense increased $2.7 million, or 7.6%.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of June 30, 2008. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rates for the three and six months ended June 30, 2008 was 25.0% and 25.5%, compared to 25.6% and 26.7%, respectively, for the same period in 2007.

SEGMENT INFORMATION

Community Banking Segment

For the three months ended June 30, 2008, net income for the community banking segment decreased $1.6 million, or 26.9%, from $5.8 million, for the same quarter last year. This decline was largely attributable to increased provisions for loan losses, costs related to the purchase of six bank branches, the opening of one de novo bank branch as well as costs associated with merging affiliate banks. Noninterest income increased $396 thousand, or 9.5%, in the second quarter of 2008 from the same period a year earlier primarily due to increased revenue from service charges on deposit accounts and other fees (overdraft and returned check charges, brokerage commissions and debit card income) of $568 thousand. Noninterest expense increased $1.6 million, or 10.6%, and primarily related to the acquisition of six bank branches, the opening of one de novo bank branch as compared to the same period a year ago.

On a linked quarter basis, community bank segment net income increased $563 thousand, or 15.3%, for the period ended June 30, 2008. The increase was largely attributable to improved net interest margin and higher service charges and account fees, partially offset by first quarter gains of $127 thousand for a public domain easement and a gain of $198 thousand related to the redemption of Visa common stock. Also during the first quarter, the Company recorded $220 thousand related to bank branch merger costs. Absent these prior period gains noninterest income increased $444 thousand, or 10.8%, from the most recent quarter. Noninterest expense increased $169 thousand, or 1%, absent first quarter merger costs.

For the six months ended June 30, 2008, net income for the community banking segment decreased $3.2 million, or 28.5%, from $11.1 million the same period a year ago. This decline was largely attributable to increased provisions for loan losses, costs related to the purchase of six bank branches, the opening of one de novo bank branch as well as costs associated with merging affiliate banks. Noninterest income increased $877 thousand, or 10.8%, from the same period a year earlier primarily due to increased revenue from service charges on deposit accounts and other fees (overdraft and returned check charges, brokerage commissions and debit card income) of $986 thousand. During the first six months of 2008, the Company recorded gains of $127 thousand for a public domain easement and a gain of $198 thousand related to the redemption of Visa Inc. common stock. During the first six months of 2007, the Company recorded gains on sales of called investment securities totaling $508 thousand. Absent these transactions, noninterest income increased $1.1 million, or 14.0%, from the same period a year ago. Noninterest expense increased $3.1 million, or 10.0%, from the same period a year ago. During the first six months of 2008, the Company incurred costs related to the purchase of six bank branches, the opening of one de novo bank branch as well as costs associated with merging affiliate banks. Absent these costs, noninterest expense increased $1.4 million, or 4.6%, from the same period in 2007.

Mortgage Segment

For the three months ended June 30, 2008, the mortgage segment reported net income of $88 thousand, a $251 thousand increase from $163 thousand net loss for the same quarter in 2007. Originations increased 32.8% from the same period last year, resulting in an increase in loan revenue of $1.1 million due to strong purchase loan growth within core market areas. Total noninterest expenses increased $765 thousand. Of this increase, $707 thousand related to salaries and benefits, a function of increased commission expense as a result of higher loan originations. Other operating expenses increased $14 thousand principally as a result of the addition of new branch offices since the same period last year.

On a linked quarter basis, mortgage segment net income improved by $118 thousand from a net loss of $30 thousand in the first quarter of 2008 to net income of $88 thousand. Revenue from the sale of loans increased $190 thousand, or 6.3%, while originations rose 16.4%. Salaries and benefits increased $187 thousand related to the increase in originations. Operating expenses and furniture and equipment expenses both decreased $50 thousand and $14 thousand, respectively, from the prior quarter. The decline in operating expenses related primarily to cost savings measures implemented during the prior quarter. Occupancy expenses increased $12 thousand due to higher maintenance costs partially offset by credits received in the previous quarter.

For the six months ended June 30, 2008, mortgage segment net income increased by $360 thousand from a net loss of $302 thousand to net income of $58 thousand. Revenue from the sale of loans increased $1.7 million, or 38%, while originations rose 22.5% as loan profit margins improved due to consumer demand for more profitable loan products. Salaries and benefits increased $1.1 million and was principally due to expenses related to increased loan originations. Operating and occupancy costs increased $75 thousand and $73 thousand, respectively, while furniture and equipment costs increased $28 thousand. These costs were largely driven by origination growth and additions to the branch office network.

BALANCE SHEET

Balance Sheet Overview

At June 30, 2008, total assets were approximately $2.4 billion compared to $2.2 billion and $2.3 billion at June 30, 2007 and December 31, 2007, respectively. Net loans increased $184.1 million, or 11.4%, from June 30, 2007, and increased $73.6 million, or 4.3% from December 31, 2007. The year over year increase in loan growth was primarily within the owner-occupied commercial real estate portfolio. Total cash and cash equivalents increased $11.4 million to $66.8 million at June 30, 2008 from $55.4 million a year ago, and increased $8.6 million from $58.3 million at December 31, 2007. Deposits increased $138.7 million, or 8.4%, and increased $127.3 million, or 7.7%, from June 30, 2007 and December 31, 2007, respectively, primarily due to increases in money market accounts and the issuance of approximately $40 million in brokered certificates of deposit in the first quarter of 2008. Total borrowings (including repurchase agreements) decreased by $36.2 million to $376.5 million from December 31, 2007, but increased $80.8 million from June 30, 2007. The Company’s equity to assets ratio was 8.91% at June 30, 2008. The Company’s current strategic plan includes a targeted equity to asset ratio between 8% and 9%.

While not immune from the effects of weakening economic conditions, the Company remains focused on asset quality and on maintaining adequate loan loss reserves, liquidity and capital in this challenging time. Management believes its risk management in underwriting and lending is sufficiently strong to weather successfully this stressed period of economic uncertainty.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Management monitors liquidity levels on a daily basis. Liquid assets include cash, interest-bearing deposits with banks, money market investments, Federal funds sold, securities available for sale, loans held for sale and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through Federal funds lines with several correspondent banks, a line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) and a corporate line of credit with a large correspondent bank. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

As of June 30, 2008, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year totaled $1.6 billion, or 73.4%, of total earning assets. As of June 30, 2008, approximately $1.2 billion, or 65.2%, of total loans, are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

During the first quarter of 2008, the Company issued $40 million of brokered certificates of deposits with an average cost of 3.90%. These deposits remained outstanding as of June 30, 2008.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	June 30, 2008	% of Total Loans	December 31, 2007	% of Total Loans	June 30, 2007	% of Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$285,272	15.6%	$281,847	16.1%	$265,278	16.2%
Commercial	520,807	28.6%	500,118	28.6%	480,453	29.4%
Construction	413,284	22.7%	396,928	22.7%	372,111	22.7%
Second mortgages	37,324	2.0%	37,875	2.2%	38,944	2.4%
Equity lines of credit	153,367	8.4%	128,897	7.4%	119,681	7.3%
Multifamily	35,561	1.9%	32,970	1.9%	34,757	2.1%
Agriculture	22,933	1.3%	18,958	1.1%	15,745	1.0%

Total real estate loans	1,468,548	80.5%	1,397,593	80.0%	1,326,969	81.1%
Commercial Loans	140,526	7.7%	136,317	7.8%	122,421	7.5%

Consumer installment loans
Personal	161,084	8.8%	173,650	9.9%	154,358	9.4%
Credit cards	14,041	0.8%	13,108	0.7%	11,115	0.7%

Total consumer installment loans	175,125	9.6%	186,758	10.6%	165,473	10.1%

All other loans	39,507	2.2%	27,152	1.6%	21,482	1.3%

Gross loans	$1,823,706	100.0%	$1,747,820	100.0%	$1,636,345	100.0%

As reflected in the loan table, at June 30, 2008, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in residential 1-4 family, commercial and construction. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring process, including oversight by a centralized credit administration function and credit risk and policy management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Approximately 30% of the Company’s loan portfolio is comprised of amortizing commercial real estate loans of which approximately 50% is owner-occupied real estate. In addition, 23% of the loan portfolio is concentrated in real estate construction loans including raw land, land development, builder lots (spec and pre-sold) and residential and commercial construction loans. These loans are originated and underwritten by the Company’s lending staff and are generally secured by real estate located within the bank’s various trade areas, principally Fredericksburg, Richmond and Charlottesville. There is not a significant concentration of real estate loans in the Company’s northern Virginia trade area. Softening in residential real estate has impacted the housing absorption rate and pricing. The prolonging of this current real estate slump will have a greater negative impact on these portfolios.

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

The Company maintains a list of loans that have potential weaknesses which may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the adequacy of the Company’s allowance for loan losses. At June 30, 2008, nonperforming assets totaled $12.9 million, including a single credit relationship totaling $7.1 million. The Company entered into a workout agreement with the borrower in the aforementioned single credit relationship during March 2004. Under the terms of the agreement, the Company extended further credit secured by additional property with significant equity. During the first quarter of 2007, such equity was extracted from this relationship, reducing nonperforming assets totals on this relationship from $10.6 million as of December 31, 2006 to $7.9 million, and resulting in the recapture of $750 thousand in specific reserves. In the second quarter of 2007, approximately $400 thousand of this relationship returned to accrual status, further reducing the nonperforming balance to $7.5 million as of the end of June 30, 2007. This balance has been further reduced, due to payments from the borrower, to $7.1 million at June 30, 2008. Despite the lengthy nature of this workout, the Company continues to work with the borrower toward a resolution of the affiliated loans and anticipates this workout will result in further reductions of the Company’s overall exposure to the borrower. The loans to this relationship continue to be secured by real estate (two assisted living facilities).

Despite increasing industry concerns over credit issues, the Company’s asset quality remains strong. Net charge-offs were $478 thousand, or 0.11% of loans, for the quarter ended June 30, 2008, compared to net charge-offs of $88 thousand in the same quarter last year and $484 thousand for the quarter ended March 31, 2008. As of June 30, 2008, total past due loans were $11.7 million, or 0.64%, of total gross loans representing an increase of 0.20% from June 30, 2007. At June 30, 2008, nonperforming assets totaled $12.9 million, including a single credit relationship totaling $7.1 million. Excluding the aforementioned single credit relationship, total nonperforming assets increased $4.5 million since June 30, 2007. Of this increase, $2.1 million occurred during the second quarter ended June 30, 2008, due primarily to one commercial relationship operating in a construction-related industry.

Nationally, industry concerns over asset quality have increased due in large part to issues related to subprime mortgage lending, declining real estate activity and general economic concerns. While the Company has experienced reduced residential real estate activity, the markets in which the Company operates remain relatively stable and there has been no significant deterioration in the quality of the Company’s loan portfolio. The Company’s loan portfolio does not include exposure to subprime mortgage loans. Residential loan demand has moderated somewhat, but the Company is still experiencing continued loan demand, particularly in commercial real estate. New loan opportunities in the commercial real estate sector are being approached deliberately. Management will continue to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential real estate, and adjust the allowance for loan losses accordingly.

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the quarter ending:

	June 30, 2008	December 31, 2007	June 30, 2007
Nonaccrual loans	$12,135	$9,436	$8,232
Foreclosed properties	304	217	217
Real estate investment	476	476	—

Total nonperforming assets	$12,915	$10,129	$8,449

Balances
Allowance for loan losses	$21,650	$19,336	$18,353
Average loans, net of unearned income	1,781,636	1,713,402	1,612,164
Loans, net of unearned income	1,823,706	1,747,820	1,636,345

Ratios
Allowance for loan losses to loans	1.19%	1.11%	1.12%
Allowance for loan losses to nonperforming assets	167.63%	190.90%	217.22%
Nonperforming assets to loans & other real estate	0.71%	0.58%	0.52%
Net charge-offs to average loans	0.11%	0.09%	0.02%

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

The Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a total risk-based capital ratio of 11.48% and a Tier 1 risk-based capital ratio of 10.38% as of June 30, 2008, which allowed the Company to meet the definition of “well-capitalized” for regulatory purposes. Both of these ratios exceeded the capital guidelines adopted by the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation for minimum capital standards. The Company’s current strategic plan includes a targeted equity to asset ratio between 8% and 9%. As of June 30, 2008, the ratio was 8.91%.

While the bank’s capital levels are considered “well-capitalized” by regulatory definition, a prolonged period of earnings at current levels and dividend payouts could negatively impact capital ratios. The Company has a capital planning and monitoring process in place as it strives to maintain its historical strong capital levels and remain “well-capitalized”.

In connection with its acquisitions of Prosperity and Guaranty, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

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

The following summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	June 30, 2008	December 31, 2007	June 30, 2007
Tier 1 capital	$204,852	$201,351	$200,420
Tier 2 capital	21,650	19,336	18,353
Total risk-based capital	226,502	220,687	218,773
Risk-weighted assets	1,972,993	1,890,569	1,782,098

Capital ratios:
Tier 1 risk-based capital ratio	10.38%	10.65%	11.25%
Total risk-based capital ratio	11.48%	11.67%	12.28%
Leverage ratio (Tier 1 capital to average adjusted assets)	8.98%	9.20%	9.69%
Stockholders’ equity to assets	8.91%	9.22%	9.41%
Tangible equity to tangible assets	6.51%	6.70%	6.84%

NON-GAAP MEASURES

In reporting the results as of June 30, 2008, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. For the three and six months ended June 30, 2008, cash basis operating earnings per share were $0.35 and $0.64 per share as compared to $0.44 and $0.85 per share for the same period in 2007. Annualized cash basis returns on average tangible assets for the three and six months ended June 30, 2008 were 0.82% and 0.77%, respectively, compared to 1.15% and 1.12%, respectively, for the same period in 2007. Annualized cash basis returns on average tangible equity for the three and six months ended June 30, 2008 were 12.64% and 11.76%, respectively, compared to 16.91% and 16.41%, respectively, for the same period in 2007.

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

A reconciliation of these non-GAAP measures from their respective GAAP basis measures is presented in the following table (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income	$4,333	$5,641	$7,985	$10,789
Plus: core deposit intangible amortization, net of tax	317	297	632	595

Cash basis operating earnings	4,650	5,938	8,617	11,384

Average assets	2,345,698	2,131,153	2,328,649	2,108,832
Less: average goodwill	56,474	51,881	56,474	50,990
Less: average core deposit intangibles	10,812	11,646	11,051	11,876

Average tangible assets	2,278,412	2,067,626	2,261,124	2,045,966

Average equity	215,223	204,371	214,836	202,752
Less: average goodwill	56,474	51,881	56,474	50,990
Less: average core deposit intangibles	10,812	11,646	11,051	11,876

Average tangible equity	147,937	140,844	147,311	139,886

Weighted average shares outstanding, diluted	13,506,929	13,412,933	13,496,874	13,411,830
Cash basis earnings per share, diluted	$0.35	$0.44	$0.64	$0.85
Cash basis return on average tangible assets	0.82%	1.15%	0.77%	1.12%
Cash basis return on average tangible equity	12.64%	16.91%	11.76%	16.41%

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12-month time horizon by applying 12-month rate ramps (with interest rates rising gradually versus an immediate increase or “shock” in rates) of 50 basis points up to 200 basis points. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for the balances ending June 30, 2008:

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+200 basis points	1.61%	1,414
+50 basis points	0.45%	397
Most likely rate scenario	0.00%	—
-50 basis points	-0.48%	(417)
-200 basis points	-1.91%	(1,673)

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12-months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances ending June 30, 2008:

	Change In Economic Value Of Equity
	%	$
Change in Yield Curve:
+200 basis points	-1.88%	(6,155)
+50 basis points	-0.01%	(29)
Most likely rate scenario	0.00%	—
-50 basis points	-0.49%	(1,613)
-200 basis points	-3.07%	(10,048)

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

As of June 30, 2008, there were no material changes to the risk factors previously disclosed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities – None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on April 15, 2008, at which time stockholders were asked to consider two proposals, as follows:

1.	to elect three (3) directors to serve as Class III directors for three-year terms, and

The vote tabulation was as follows:

Election of three Class III directors to serve for a term of three years:

Director	Votes For	Votes Withheld
G. William Beale	10,375,198	98,573
Patrick J. McCann	10,245,380	228,391
Hullihen W. Moore	10,330,189	143,582

2.	to elect one (1) director to serve as a Class II director until the 2010 Annual Meeting.

The vote tabulation was as follows:

Election of one Class II director to serve until the 2010 Annual Meeting:

Director	Votes For	Votes Withheld
Daniel I. Hansen	10,388,663	85,108

The following directors’ terms of office continued after the 2008 annual meeting:

Douglas E. Caton

Ronald L. Hicks

R. Hunter Morin

W. Tayloe Murphy, Jr.

Ronald L. Tillett

A. D. Whittaker

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

Union Bankshares Corporation
(Registrant)

Date: August 11, 2008	By:	/s/ G. William Beale
G. William Beale, President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ D. Anthony Peay
D. Anthony Peay, Executive Vice President and Chief Financial Officer