Form 10-Q
period 2008-09-30
UNION BANKSHARES CORP
filed 2008-11-10
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The number of shares of common stock outstanding as of October 31, 2008 was 13,523,135.

UNION BANKSHARES CORPORATION

FORM 10-Q

ii

PART I – FINANCIAL INFORMATION

ITEM  1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	September 30, 2008	December 31, 2007	September 30, 2007
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$49,848	$54,716	$45,712
Interest-bearing deposits in other banks	960	662	1,238
Money market investments	180	303	192
Other interest-bearing deposits	2,598	2,598	2,598
Federal funds sold	30,937	—	732

Total cash and cash equivalents	84,523	58,279	50,472

Securities available for sale, at fair value	290,357	282,699	276,672

Loans held for sale	22,983	25,248	20,717

Loans, net of unearned income	1,865,667	1,747,820	1,683,742
Less allowance for loan losses	24,420	19,336	18,556

Net loans	1,841,247	1,728,484	1,665,186

Bank premises and equipment, net	77,127	75,741	75,398
Other real estate owned	1,293	694	217
Core deposit intangibles, net	10,094	11,550	12,407
Goodwill	56,474	56,474	56,075
Other assets	64,067	62,228	61,888

Total assets	$2,448,165	$2,301,397	$2,219,032

LIABILITIES
Noninterest-bearing demand deposits	$284,940	$281,405	$286,675
Interest-bearing deposits:
NOW accounts	217,223	217,809	205,063
Money market accounts	272,830	156,576	162,183
Savings accounts	99,897	100,885	107,232
Time deposits of $100,000 and over	410,035	453,243	446,401
Brokered certificates of deposit	81,729	—	—
Other time deposits	447,506	449,660	454,787

Total interest-bearing deposits	1,529,220	1,378,173	1,375,666

Total deposits	1,814,160	1,659,578	1,662,341

Securities sold under agreements to repurchase	66,966	82,049	70,493
Other short-term borrowings	70,000	200,837	129,700
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	204,500	69,500	69,500
Other liabilities	18,280	17,041	18,437

Total liabilities	2,234,216	2,089,315	2,010,781

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 13,523,135 shares, 13,438,334 shares, and 13,388,789 shares, respectively	17,988	17,879	17,813
Surplus	42,297	40,758	39,693
Retained earnings	155,387	152,238	151,104
Accumulated other comprehensive income (loss)	(1,723)	1,207	(359)

Total stockholders’ equity	213,949	212,082	208,251

Total liabilities and stockholders’ equity	$2,448,165	$2,301,397	$2,219,032

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Interest and dividend income:
Interest and fees on loans	$30,437	$32,530	$91,426	$94,022
Interest on Federal funds sold	5	221	34	606
Interest on deposits in other banks	8	20	22	47
Interest on money market investments	—	1	1	3
Interest on other interest-bearing deposits	7	34	47	103
Interest and dividends on securities:
Taxable	2,220	2,230	6,797	6,735
Nontaxable	1,335	1,215	3,863	3,491

Total interest and dividend income	34,012	36,251	102,190	105,007

Interest expense:
Interest on deposits	10,685	12,078	33,096	35,977
Interest on Federal funds purchased	114	432	378	1,000
Interest on short-term borrowings	661	2,256	3,698	4,223
Interest on long-term borrowings	2,298	2,137	5,811	7,078

Total interest expense	13,758	16,903	42,983	48,278

Net interest income	20,254	19,348	59,207	56,729
Provision for (recapture of) loan losses	3,667	432	6,943	(113)

Net interest income after provision for loan losses	16,587	18,916	52,264	56,842

Noninterest income:
Service charges on deposit accounts	2,405	1,947	6,854	5,590
Other service charges, commissions and fees	1,804	1,525	4,985	4,526
Gains on securities transactions, net	1	93	29	601
Gains on sales of loans	2,790	2,024	8,967	6,500
Gains on sales of other real estate and bank premises, net	1,737	317	1,872	308
Other operating income	376	376	1,410	1,178

Total noninterest income	9,113	6,282	24,117	18,703

Noninterest expenses:
Salaries and benefits	11,046	9,230	33,385	28,787
Occupancy expenses	1,755	1,560	5,182	4,373
Furniture and equipment expenses	1,242	1,213	3,739	3,510
Other operating expenses	6,066	5,975	17,770	16,933

Total noninterest expenses	20,109	17,978	60,076	53,603

Income before income taxes	5,591	7,220	16,305	21,942
Income tax expense	1,336	1,863	4,065	5,796

Net income	$4,255	$5,357	$12,240	$16,146

Earnings per share, basic	$0.32	$0.40	$0.91	$1.21

Earnings per share, diluted	$0.31	$0.40	$0.91	$1.20

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance – December 31, 2006	$17,716	$38,047	$142,168	$1,485		$199,416

Comprehensive income:
Net income			16,146		$16,146	16,146
Unrealized holding losses arising during the period (net of taxes, $783)					(1,453)
Reclassification adjustment for gains included in net income (net of taxes, $210)					(391)

Other comprehensive loss (net of taxes, $993)				(1,844)	(1,844)	(1,844)

Total comprehensive income					$14,302

Cash dividends ($.54 per share)			(7,210)			(7,210)
Issuance of common stock under Dividend Reinvestment Plan (34,306 shares)	45	741				786
Issuance of common stock under Incentive Stock Option Plan (38,973 shares)	51	491				542
Issuance of common stock for services rendered (470 shares)	1	13				14
Stock-based compensation expense		401				401

Balance – September 30, 2007	$17,813	$39,693	$151,104	$(359)		$208,251

Balance – December 31, 2007	$17,879	$40,758	$152,238	$1,207		$212,082

Comprehensive income:
Net income			12,240		$12,240	12,240
Unrealized holding losses arising during the period (net of taxes, $1,567)					(2,911)
Reclassification adjustment for gains included in net income (net of taxes, $10)					(19)

Other comprehensive loss (net of taxes, $1,577)				(2,930)	(2,930)	(2,930)

Total comprehensive income					$9,310

Cash dividends ($.55 per share)			(7,487)			(7,487)
Tax benefit from exercise of stock awards		46				46
Cumulative-effect of a change in accounting principle			(1,604)			(1,604)
Stock purchased under stock repurchase plan	(20)	(234)				(254)
Issuance of common stock under Dividend Reinvestment Plan (43,279 shares)	58	755				813
Issuance of common stock under Incentive Stock Option Plan (50,198 shares)	71	577				648
Stock-based compensation expense		395				395

Balance – September 30, 2008	$17,988	$42,297	$155,387	$(1,723)		$213,949

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands)

(Unaudited)

	2008	2007
Operating activities:
Net income	$12,240	$16,146
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization of bank premises and equipment	3,983	3,391
Amortization, net	1,900	1,834
Provision for (recapture of) loan losses	6,943	(113)
Decrease (increase) in loans held for sale, net	2,265	(633)
Gains on the sale of investment securities	(29)	(601)
Gains on sales of other real estate owned and premises, net	(1,872)	(308)
Stock-based compensation expense	395	401
Tax benefit from the exercise of equity-based awards	46	—
Increase in other assets	(1,319)	(5,642)
(Decrease) increase in other liabilities	(365)	2,726

Net cash and cash equivalents provided by operating activities	24,187	17,201

Investing activities:
Purchases of securities available for sale	(41,347)	(38,481)
Proceeds from sales of securities available for sale	881	146
Proceeds from maturities, calls and paydowns of securities available for sale	28,344	42,276
Net increase in loans	(119,706)	(134,776)
Purchases of bank premises and equipment, net	(3,497)	(12,810)
Cash received in bank acquisitions	—	35,636

Net cash and cash equivalents used in investing activities	(135,325)	(108,009)

Financing activities:
Net increase (decrease) in noninterest-bearing deposits	3,535	(14,173)
Net increase (decrease) in interest-bearing deposits	151,047	(32,702)
Net increase (decrease) in short-term borrowings	(145,920)	137,497
Net increase (decrease) in long-term borrowings	135,000	(19,350)
Cash dividends paid	(7,487)	(7,210)
Issuance of common stock	1,461	1,328
Stock repurchased under stock repurchase plan	(254)	—

Net cash and cash equivalents provided by financing activities	137,382	65,390

Increase (decrease) in cash and cash equivalents	26,244	(25,418)
Cash and cash equivalents at beginning of the period	58,279	75,890

Cash and cash equivalents at end of the period	$84,523	$50,472

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$43,397	$48,133
Income taxes	4,771	6,090

Supplemental schedule of noncash investing and financing activities
Unrealized losses on securities available for sale	$(4,507)	$(2,837)
Transfer of loans to other real estate owned	1,587	217
Cumulative effect of a change in accounting principle	(1,604)	—

Transactions related to bank acquisitions
Increase in assets and liabilities:
Other Assets	$—	$7,672
Noninterest bearing deposits	—	8,586
Interest bearing deposits	—	34,722

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

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

On March 14, 2008, the Company completed the previously announced merger of its Prosperity Bank & Trust Company (“Prosperity”) affiliate into Union Bank and Trust Company (“Union Bank”).

On May 28, 2008, the Company announced that its affiliate Bay Community Bank would merge into its largest bank affiliate, Union Bank. The completion date of the merger is expected to be October 31, 2008.

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

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company. The stock incentive plan makes available 525,000 shares which may be awarded to employees of the Company in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy share-based awards. As of September 30, 2008, approximately 302,488 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

For the three and nine month periods ended September 30, 2008, the Company recognized stock-based compensation expense of approximately $110 thousand and $292 thousand, net of tax, or approximately $.01 per share and $.02 per share, per period respectively, in accordance with SFAS No. 123R.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2008:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2007	277,363	$19.58
Granted	4,750	20.41
Exercised	(51,011)	13.07
Forfeited	(6,960)	22.91

Options outstanding, September 30, 2008	224,142	21.00

Options exercisable, September 30, 2008	183,367	19.55

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the nine months ended September 30, 2008:

	Nine Months Ended September 30,
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

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of September 30, 2008 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	217,157	183,367
Weighted average remaining contractual life in years	5.28	5.03
Weighted average exercise price on shares above water	$21.00	$19.55
Aggregate intrinsic value	$960	$939

The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2008 was approximately $72 thousand and $361 thousand, respectively. The fair value of stock options vested during the nine months ended September 30, 2008 was approximately $238 thousand. Cash received from the exercise of stock options for the three and nine months ended September 30, 2008 was approximately $84 thousand and $667 thousand, respectively. The tax benefit realized from disqualifying dispositions during the nine months ended September 30, 2008 was $46 thousand.

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

The following table summarizes the nonvested stock activity for the nine months ended September 30, 2008:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Balance, December 31, 2007	58,625	$27.84
Granted	8,356	19.83
Vested	(3,486)	23.97
Forfeited	(2,457)	27.16

Balance, September 30, 2008	61,038	26.99

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of September 30, 2008 will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining three months of 2008	$34	$120	$154
For year ended December 31, 2009	96	322	418
For year ended December 31, 2010	93	214	307
For year ended December 31, 2011	56	54	110
For year ended December 31, 2012	17	9	26
For year ended December 31, 2013	2	—	2

Total	$298	$719	$1,017

4.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	September 30, 2008	September 30, 2007

Beginning balance	$19,336	$19,148
Recoveries credited to allowance	227	282
Loans charged off	(2,086)	(761)
Provision for (recapture of) loan losses	6,943	(113)

Ending balance	$24,420	$18,556

5.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. There were 132,144 and 96,689 anti-dilutive awards as of September 30, 2008 and 2007, respectively.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2008 and 2007 (dollars and shares in thousands, except per share amounts):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Three Months ended September 30, 2008
Basic EPS	$4,255	13,482	$0.32
Effect of dilutive stock awards	—	55	(0.01)

Diluted EPS	$4,255	13,537	$0.31

For the Three Months ended September 30, 2007
Basic EPS	$5,357	13,350	$0.40
Effect of dilutive stock awards	—	70	—

Diluted EPS	$5,357	13,420	$0.40

For the Nine Months ended September 30, 2008
Basic EPS	$12,240	13,466	$0.91
Effect of dilutive stock awards	—	45	—

Diluted EPS	$12,240	13,511	$0.91

For the Nine Months ended September 30, 2007
Basic EPS	$16,146	13,330	$1.21
Effect of dilutive stock awards	—	86	(0.01)

Diluted EPS	$16,146	13,416	$1.20

6.	TRUST PREFERRED CAPITAL NOTES

On March 30, 2006, the Company formed Statutory Trust II, a wholly owned subsidiary, for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate for the period ending September 30, 2008 was 4.22%. The redeemable capital securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the financial statements.

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation (“Guaranty”). A Trust Preferred Capital Note of $22.5 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate for the period ending September 30, 2008 was 5.57%. The redeemable capital securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $696 thousand is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the financial statements.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three and nine months ended September 30, 2008 and 2007 is as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated
Three Months Ended September, 2008
Net interest income	$20,072	$182	$—	$20,254
Provision for loan losses	3,667	—	—	3,667

Net interest income after provision for loan losses	16,405	182	—	16,587
Noninterest income	6,414	2,779	(80)	9,113
Noninterest expenses	17,354	2,835	(80)	20,109

Income before income taxes	5,465	126	—	5,591
Income tax expense	1,285	51	—	1,336

Net income	$4,180	$75	$—	$4,255

Total assets	$2,445,578	$27,920	$(25,333)	$2,448,165

Three Months Ended September 30, 2007
Net interest income	$19,289	$59	$—	$19,348
Provision for loan losses	432	—	—	432

Net interest income after provision for loan losses	18,857	59	—	18,916
Noninterest income	4,329	2,024	(71)	6,282
Noninterest expenses	15,683	2,366	(71)	17,978

Income (loss) before income taxes	7,503	(283)	—	7,220
Income tax expense (benefit)	1,975	(112)	—	1,863

Net income (loss)	$5,528	$(171)	$—	$5,357

Total assets	$2,216,376	$23,359	$(20,703)	$2,219,032

Nine Months Ended September, 2008
Net interest income	$58,710	$497	$—	$59,207
Provision for loan losses	6,943	—	—	6,943

Net interest income after provision for loan losses	51,767	497	—	52,264
Noninterest income	15,392	8,968	(243)	24,117
Noninterest expenses	51,090	9,229	(243)	60,076

Income before income taxes	16,069	236	—	16,305
Income tax expense	3,961	104	—	4,065

Net income	$12,108	$132	$—	$12,240

Total assets	$2,445,578	$27,920	$(25,333)	$2,448,165

Nine Months Ended September 30, 2007
Net interest income	$56,546	$183	$—	$56,729
Provision for (recapture of) loan losses	(113)	—	—	(113)

Net interest income after provision for (recapture of) loan losses	56,659	183	—	56,842
Noninterest income	12,430	6,482	(209)	18,703
Noninterest expenses	46,356	7,456	(209)	53,603

Income (loss) before income taxes	22,733	(791)	—	21,942
Income tax expense (benefit)	6,114	(318)	—	5,796

Net income (loss)	$16,619	$(473)	$—	$16,146

Total assets	$2,216,376	$23,359	$(20,703)	$2,219,032

8.	STOCK REPURCHASE

The Board of Directors has authorized management of the Company to buy up to 150,000 shares of its outstanding common stock in the open market at prices that management determines to be prudent. This authorization expires May 31, 2009. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock. It is anticipated that any repurchased shares will be used primarily for general corporate purposes, including the dividend reinvestment and stock purchase plan, the 2003 Stock Incentive Plan, and other employee benefit plans. In March 2008, management repurchased 15,000 shares at a price of $16.87 per share. No shares were repurchased during the second or third quarters of 2008.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). The standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs, including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The adoption of this statement will impact the Company’s accounting for and reporting of any acquisitions completed after January 1, 2009.

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

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the implementation of FSP 142-3 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

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

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2008
Amortizable core deposit intangibles	$20,215	$10,121	$10,094
Unamortizable goodwill	56,816	342	56,474

December 31, 2007
Amortizable core deposit intangibles	$20,215	$8,665	$11,550
Unamortizable goodwill	56,816	342	56,474

September 30, 2007
Amortizable core deposit intangibles	$20,589	$8,182	$12,407
Unamortizable goodwill	56,416	341	56,075

11.	COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At September 30, 2008 and 2007, the Company had outstanding loan commitments approximating $627.3 million and $709.7 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $29.9 million and $28.4 million at September 30, 2008 and 2007, respectively.

At September 30, 2008, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union Bank, had rate lock commitments to originate mortgage loans amounting to $59.0 million and loans held for sale of $23.0 million. Union Mortgage has entered into corresponding commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $82.0 million. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

12.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities as of September 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
September 30, 2008
Obligations of states and political subdivisions	$119,535	$1,177	$(4,041)	$116,671
Corporate and other bonds	14,365	54	(766)	13,653
Mortgage-backed securities	139,048	1,371	(321)	140,098
Federal Reserve Bank stock – restricted	3,383	—	—	3,383
Federal Home Loan Bank stock – restricted	16,298	—	—	16,298
Other securities	254	—	—	254

Total securities	$292,883	$2,602	$(5,128)	$290,357

December 31, 2007
Obligations of states and political subdivisions	$111,439	$1,840	$(683)	$112,596
Corporate and other bonds	15,435	653	(92)	15,996
Mortgage-backed securities	135,962	930	(672)	136,220
Federal Reserve Bank stock – restricted	3,337	—	—	3,337
Federal Home Loan Bank stock – restricted	13,800	—	—	13,800
Other securities	743	7	—	750

Total securities	$280,716	$3,430	$(1,447)	$282,699

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
As of September 30, 2008
Obligations of states and political subdivisions	$55,375	$(3,503)	$5,193	$(538)	$60,568	$(4,041)
Mortgage-backed securities	33,463	(237)	3,349	(84)	36,812	(321)
Corporate and other bonds	8,330	(672)	1,756	(94)	10,086	(766)

	$97,168	$(4,412)	$10,298	$(716)	$107,466	$(5,128)

As of December 31, 2007
Obligations of states and political subdivisions	$26,227	$(564)	$4,055	$(119)	$30,282	$(683)
Mortgage-backed securities	10,891	(16)	48,785	(656)	59,676	(672)
Corporate and other bonds	—	—	4,513	(92)	4,513	(92)

	$37,118	$(580)	$57,353	$(867)	$94,471	$(1,447)

As of September 30, 2008, there were $10.3 million of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $716 thousand and consisted primarily of municipal obligations. Management has evaluated the investment portfolio by security and determined the declines in fair value were primarily attributable to changes in market interest rates, not in estimated cash flows or credit quality. Management has the positive ability and intent to hold these securities to maturity or until value is recovered. Therefore, no other-than-temporary impairment was recorded at the end of the reporting period.

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

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Loans held for sale

Loans held for sale are required to be measured at lower of cost or fair value. Under SFAS 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value.

Impaired loans

SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS 114, “Accounting by Creditors for Impairment of a Loan,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Intangibles and Goodwill

Goodwill and intangible assets require an impairment review at least annually and more frequently if certain impairment indicators are evident. Based on the annual testing for impairment of goodwill and intangible assets, there have been no impairment charges to date.

Other Real Estate Owned

Real estate owned is measured at the lower of fair value or cost less cost to sell. The Company believes that the fair value component in its valuation follows the provisions of SFAS 157.

14.	CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the accompanying condensed consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of September 30, 2008 and 2007, and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 2008 and 2007 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 10, 2008

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares and its subsidiaries (the “Company”). This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2007. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three month and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes, while some of the percentages presented are computed based on unrounded amounts.

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

The Company and the acquired entity also incur merger-related costs during an acquisition. The Company capitalizes direct costs of the acquisition, such as investment banker and attorneys’ fees and includes them as part of the purchase price. Other merger-related internal costs associated with acquisitions are expensed as incurred. Some examples of these merger-related costs include, but are not limited to, systems conversions, integration planning consultants and advertising fees. These merger-related costs are reflected in “Other operating expenses” within the Condensed Consolidated Statements of Income classified within the noninterest expense line. The acquired entity records merger-related costs that result from a plan to exit an activity, involuntarily terminate or relocate employees, and are recognized as liabilities assumed as of the consummation date of the acquisition.

BUSINESS OVERVIEW

Union Bankshares Corporation is one of the largest community banking organizations based in Virginia, providing full service banking to the Northern, Central, Rappahannock, Tidewater and Northern Neck regions of Virginia in 58 locations through its bank subsidiaries, Union Bank and Trust Company (38 locations in the counties of Albemarle, Caroline, Chesterfield, Fairfax, Fluvanna, Hanover, Henrico, King George, King William, Nelson, Spotsylvania, Stafford, Westmoreland and the cities of Fredericksburg and Charlottesville); Northern Neck State Bank (9 locations in the counties of Richmond, Westmoreland, Essex, Northumberland and Lancaster); Rappahannock National Bank (7 locations in Washington, Front Royal, Middleburg, Warrenton, and Winchester) and Bay Community Bank (4 locations in Williamsburg, Newport News and Grafton). Union Bank and Trust Company also operates a loan production office in Manassas. Union Investment Services, Inc. provides full brokerage services; Union Mortgage Group, Inc. provides a full line of mortgage products; and Union Insurance Group, LLC offers various lines of insurance products. Bay Community Bank also owns a non-controlling interest in Johnson Mortgage Company, LLC.

On March 14, 2008, the Company completed the previously announced merger of its Prosperity Bank & Trust Company affiliate into Union Bank and Trust Company (“Union Bank”).

On May 28, 2008, the Company announced that its affiliate Bay Community Bank would merge into its largest bank affiliate, Union Bank. The merger is expected to be completed on October 31, 2008.

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

Additional information is available on the Company’s website at www.ubsh.com. The shares of the Company are traded on the NASDAQ Global Select Market under the symbol “UBSH.”

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended September 30, 2008 was $4.3 million, down $78 thousand, or 1.8%, as compared to the most recent quarter ending June 30, 2008. Earnings per share, on a diluted basis, declined $.01 from $.32 to $.31, representing a decline of 3.1%. Return on average assets and return on average equity were .71% and 7.87%, respectively. These results were largely attributable to increased provisions for loan losses partially offset by lower funding costs, gains from the sale of other real estate owned and other increases in noninterest income.

For the three months ended September 30, 2008, net income was $4.3 million, down 20.6% from $5.4 million for the same quarter in 2007. Earnings per share, on a diluted basis, decreased $.09, or 22.5%, to $.31 from $.40 for the same quarter a year ago. Return on average equity for the quarter ended September 30, 2008 was 7.87%, while return on average assets for the same period was 0.71%, compared to 10.32% and .97%, respectively, for the prior year’s same quarter.

This year to year decline was largely the result of increased provisions for loan losses, the costs associated with the purchase of six bank branches, effective September 7, 2007, the opening of one de novo branch and nonrecurring expenses related to merging affiliate banks. These increased expenses were partially offset by gains from the sale of other real estate owned, increased profitability in the mortgage segment and growth in service charge income on deposit accounts. The six purchased branches and the de novo branch are referred to collectively herein as the “new branches.”

For the nine months ended September 30, 2008, net income was $12.2 million down $3.9 million, or 24.2%, from $16.1 million compared to the same period a year ago. This decline represents a decrease in earnings per share, on a diluted basis, of $.29, or 24.2%, from $1.20 to $.91. Return on average equity for the nine months ended September 30, 2008 was 7.61%, while return on average assets was .70%, compared to 10.59% and 1.01%, respectively, for the same period in 2007. The decrease was partially related to increased provisions for loan losses, noninterest expenses associated with the purchase of new branches, partially offset by gains from the sale of other real estate owned, increased profitability in the mortgage segment and growth in service charge income on deposit accounts.

As a supplement to U.S. generally accepted accounting principles (“GAAP”), the Company also uses certain alternate financial measures to review its operating performance. Diluted earnings per share on a cash basis for the quarter ended September 30, 2008 were $.34 as compared to $.42 for the same quarter a year ago and $.35 for the quarter ended June 30, 2008. Additionally, cash basis return on average tangible equity for the quarter ended September 30, 2008 was 12.26% as compared to 15.90% in the prior year’s third quarter and 12.64% for the quarter ended June 30, 2008.

Net Interest Income

The Federal Open Market Committee (“FOMC”) of the Federal Reserve Board of Governors. maintained the targeted Federal funds rate at 2.00% from April 30, 2008 through September 30, 2008. The economic events and financial turmoil of the last several months have placed stress on deposit pricing and competition for those deposits, both having an impact on the Company’s net interest margin.

On a linked quarter basis, net interest income, on a tax-equivalent basis, increased $497 thousand, or 2.4%, to $21.1 million. The tax-equivalent net interest margin declined 3 basis points to 3.89% from 3.92% over the most recent quarter. Contributing to this decline was a slight decrease in earning asset yields as compared to costs associated with the funding of those assets. Additionally, increased volumes in money market savings accounts amid a decline in checking accounts and demand deposits put pressure on the net interest margin. Total average interest-bearing liabilities increased $50.2 million and the related cost declined 5 basis points to 2.91%. Total average interest-earning asset yields declined 6 basis points to 6.42% on increased total average earning-asset volumes of $44.9 million.

For the three months ended September 30, 2008, net interest income, on a tax-equivalent basis, increased $1.0 million, or 5.1%, to $21.1 million compared to the same period last year. This increase in net interest income was achieved despite a decline in the net interest margin of 18 basis points, from 4.07% to 3.89%. This net interest margin decline was partially attributable to lower loan yields on increased loan volumes despite a reduction in the cost of funds during this period. Yields on average earning-assets declined 107 basis points and the cost of interest-bearing liabilities declined 108 basis points. The increase in net interest income was primarily driven by increased loan volume and lower cost of borrowings and certificates of deposit greater than $100 thousand. Of the increase in funding sources, average money market volumes increased $114.8 million, certificates of deposit less than $100 thousand increased $50.3 million (principally brokered certificates of deposit) and other borrowings increased $50.6 million partially offset by lower demand deposit volumes of $10.5 million.

For the nine months ended September 30, 2008, net interest income, on a tax-equivalent basis, increased by $2.8 million, or 4.7%, to $61.7 million compared to the same period last year. This increase in net interest income was achieved despite a decline in the net interest margin of 23 basis points, from 4.12% to 3.89%. This net interest margin decline was partially attributable to the decline in yields on earning-assets as compared to costs of interest-bearing liabilities. Yields on earning-assets declined 89 basis points and the cost of interest-bearing liabilities declined 83 basis points. Additional pressure on the net interest margin related to lower yields on earning assets had a greater impact than the increase in loan volumes despite lower costs to fund those loans during this period. The increase in net interest income was principally due to favorable loan volumes, lower costs of certificates of deposit greater than $100 thousand and lower costs associated with borrowings.

A variety of investment and funding activity occurred during 2007 and is stated herein for comparative purposes. For the nine months ended September 30, 2007, approximately $8.0 million ($6.2 million during the first quarter and $1.8 million during the second quarter) of investment securities were called by the issuers resulting in gains of $508 thousand ($301 thousand during the first quarter and $207 thousand during the second quarter). The proceeds from these calls combined with additional funds were used to pay off approximately $15.0 million of higher cost (6.3%) Federal Home Loan Bank (“FHLB”) advances. Penalties of approximately $513 thousand ($316 thousand during the first quarter and $197 thousand during the second quarter) associated with the early payoff of these advances have been reflected as an interest expense adjustment in the net interest income for the nine months ended September 30, 2007. Absent this interest expense adjustment, the net interest margin would have been 4.16%, instead of 4.12%, for the nine months ending September 30, 2007.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended September 30,
	2008			2007			2006
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$176,959	$2,220	4.99%	$171,600	$2,230	5.16%	$196,351	$2,619	5.29%
Tax-exempt	112,825	2,053	7.24%	104,937	1,869	7.07%	94,966	1,725	7.21%

Total securities	289,784	4,273	5.87%	276,537	4,099	5.88%	291,317	4,344	5.92%
Loans, net (2) (3)	1,840,979	30,231	6.53%	1,657,002	32,292	7.73%	1,519,694	29,171	7.62%
Loans held for sale	24,682	379	6.10%	21,350	352	6.53%	25,531	430	6.68%
Federal funds sold	1,661	5	1.20%	1,674	221	5.59%	8,288	520	5.61%
Money market investments	124	—	0.01%	216	1	2.17%	203	2	3.67%
Interest-bearing deposits in other banks	1,738	8	1.88%	1,459	21	5.61%	1,722	25	5.81%
Other interest-bearing deposits	2,598	7	1.01%	2,598	34	5.26%	2,598	34	5.24%

Total earning assets	2,161,566	34,903	6.42%	1,960,836	37,020	7.49%	1,849,353	34,526	7.41%

Allowance for loan losses	(22,125)			(18,361)			(18,815)
Total non-earning assets	251,569			247,691			223,063

Total assets	$2,391,010			$2,190,166			$2,053,601

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$215,675	341	0.63%	$201,803	330	0.65%	$200,591	211	0.42%
Money market savings	272,513	1,701	2.48%	157,729	935	2.35%	166,633	942	2.24%
Regular savings	102,181	143	0.56%	104,899	201	0.76%	117,297	271	0.92%

Certificates of deposit:
$100,000 and over	419,448	3,895	3.69%	443,292	5,537	4.96%	402,793	4,770	4.70%
Under $100,000	495,901	4,605	3.69%	445,570	5,076	4.52%	412,867	4,308	4.14%

Total interest-bearing deposits	1,505,718	10,685	2.82%	1,353,293	12,079	3.54%	1,300,181	10,502	3.20%
Other borrowings	378,126	3,074	3.23%	327,515	4,825	5.84%	251,470	3,902	6.16%

Total interest-bearing liabilities	1,883,844	13,759	2.91%	1,680,808	16,904	3.99%	1,551,651	14,404	3.68%

Noninterest-bearing liabilities:
Demand deposits	273,696			284,160			296,715
Other liabilities	18,430			19,350			13,907

Total liabilities	2,175,970			1,984,318			1,862,273
Stockholders’ equity	215,040			205,848			191,328

Total liabilities and stockholders’ equity	$2,391,010			$2,190,166			$2,053,601

Net interest income		$21,144			$20,116			$20,122

Interest rate spread (4)			3.51%			3.50%			3.73%
Interest expense as a percent of average earning assets			2.53%			3.42%			3.09%
Net interest margin			3.89%			4.07%			4.32%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Nonaccrual loans are included in average loans outstanding.
(3)	Foregone interest on previously charged off credits of $350 thousand has been excluded for 2006.
(4)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Nine Months Ended September 30,
	2008			2007			2006
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$177,184	$6,797	5.12%	$174,069	$6,735	5.17%	$186,806	$7,337	5.25%
Tax-exempt	109,750	5,943	7.23%	99,363	5,370	7.23%	87,196	4,789	7.34%

Total securities	286,934	12,740	5.93%	273,432	12,105	5.92%	274,002	12,126	5.92%
Loans, net (2) (3)	1,801,561	90,751	6.73%	1,612,018	93,351	7.74%	1,467,932	81,935	7.46%
Loans held for sale	26,398	1,104	5.59%	21,774	1,012	6.21%	26,272	1,287	6.55%
Federal funds sold	1,615	34	2.81%	2,017	606	5.53%	8,167	838	5.19%
Money market investments	170	1	0.47%	209	3	2.04%	136	3	3.07%
Interest-bearing deposits in other banks	1,259	22	2.31%	1,166	47	5.41%	1,146	44	5.09%
Other interest-bearing deposits	2,598	47	2.41%	2,598	103	5.33%	2,598	93	4.85%

Total earning assets	2,120,535	104,699	6.60%	1,913,214	107,227	7.49%	1,780,253	96,326	7.23%

Allowance for loan losses	(20,833)			(18,589)			(18,232)
Total non-earning assets	249,887			241,212			205,659

Total assets	$2,349,589			$2,135,837			$1,967,680

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$220,627	1,077	0.65%	$205,340	982	0.64%	$202,286	593	0.39%
Money market savings	216,255	3,776	2.33%	157,913	2,737	2.32%	175,772	2,948	2.24%
Regular savings	102,295	451	0.59%	104,981	626	0.80%	119,266	821	0.92%

Certificates of deposit:
$100,000 and over	436,229	13,315	4.08%	445,762	16,477	4.94%	371,957	12,304	4.42%
Under $100,000	486,581	14,477	3.97%	450,008	15,154	4.50%	395,218	11,369	3.85%

Total interest-bearing deposits	1,461,987	33,096	3.02%	1,364,004	35,976	3.53%	1,264,499	28,035	2.96%
Other borrowings	380,220	9,888	3.47%	268,436	12,300	6.13%	220,022	8,988	5.46%

Total interest-bearing liabilities	1,842,207	42,984	3.12%	1,632,440	48,276	3.95%	1,484,521	37,023	3.33%

Noninterest-bearing liabilities:
Demand deposits	272,616			281,686			281,310
Other liabilities	19,862			17,915			13,332

Total liabilities	2,134,685			1,932,041			1,779,163
Stockholders’ equity	214,904			203,796			188,517

Total liabilities and stockholders’ equity	$2,349,589			$2,135,837			$1,967,680

Net interest income		$61,715			$58,951			$59,303

Interest rate spread (4)			3.48%			3.54%			3.90%
Interest expense as a percent of average earning assets			2.71%			3.37%			2.78%
Net interest margin			3.89%			4.12%			4.45%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Nonaccrual loans are included in average loans outstanding.
(3)	Foregone interest on previously charged off credits of $464 thousand has been excluded for 2006.
(4)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

Provision for Loan Losses

For the quarter ended September 30, 2008, the provision for loan losses increased $3.2 million from September 30, 2007. On a linked quarter basis, the provision for loan losses increased $2.0 million. The provision for loan losses increased $7.1 million for the nine months ending September 30, 2008 compared to the same period a year ago. During the first quarter of 2007, the Company recaptured $750 thousand in provision for loan losses due to the reduction in the estimated loss exposure on a non-performing loan to a single credit relationship. Absent this recapture, the increase in the provision for loan losses was $6.3 million. The increases in the provision for loan losses and the current levels in the allowance for loan losses reflect continued loan growth, charge-off and delinquency trends and uncertainty with regard to general economic and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

Noninterest Income

For the three months ended September 30, 2008, noninterest income increased $2.8 million, or 45.1%, from $6.3 million to $9.1 million compared to last year’s same quarter. This increase includes increased gains on the sales of two parcels of other real estate owned totaling approximately $1.4 million. Additionally, this increase also reflects an increase in mortgage segment revenue of approximately $766 thousand and an increase of $458 thousand in revenue from service charges on deposit accounts, primarily overdraft and returned check fees, from the same quarter a year ago. For comparative purposes during the three months ended September 30, 2007, the Company recorded a gain of $324 thousand from the sale of its former operations center.

On a linked quarter basis, noninterest income increased $1.5 million, or 19.0%, to $9.1 million from $7.7 million for the quarter ended June 30, 2008. This increase includes increased gains on the aforementioned gains on the sales of two parcels of other real estate owned totaling approximately $1.7 million. Additionally, the Company had lower mortgage segment revenue as gains on sales of loans decreased by approximately $389 thousand from the prior quarter. Absent this third quarter real estate gain and gains on mortgage loan sales, noninterest income increased approximately $76 thousand, or 1.7%, from the quarter ended June 30, 2008.

For the nine months ended September 30, 2008, noninterest income increased $5.4 million, or 28.9%, to $24.1 million from $18.7 million for the same period in 2007. This increase included gains from the sale of mortgage loans of approximately $2.5 million, increased revenue of $1.3 million from service charges on deposit accounts and gains from sales of other real estate owned totaling approximately $1.6 million over the same period a year ago.

During the first nine months of 2008, the Commonwealth of Virginia, exercising its eminent domain rights, acquired other real estate owned (adjacent to a bank branch) for a public easement, which resulted in a gain of $127 thousand. The initial public offering of Visa, Inc. common stock during March 2008 resulted in the mandatory redemption of certain classes of common stock to financial institution members of Visa U.S.A. The Company recorded a gain of $198 thousand relating to this redemption of its member banks’ Visa, Inc. common stock. Additionally during the third quarter of 2008, the Company sold two parcels of other real estate owned resulting in gains of approximately $1.8 million. For comparative purposes during the same period in 2007, the Company recorded a gain of $508 thousand on sales of trust preferred securities called by the issuer and a gain of $324 thousand from the sale of its former operations center. Absent these real estate and securities gain transactions and mortgage segment revenue during the nine month period ended September 30, 2008 and 2007, noninterest income increased $1.7 million, or 14.5%, compared to the same period in 2007.

For comparative purposes, noninterest income for the nine months ended September 30, 2008 and 2007 included income associated with the purchase of six bank branches since their September 2007 purchase date. It also includes the opening of one de novo bank branch in December 2007. The purchased six bank branches contributed approximately $16 thousand of noninterest income during the year and for the quarter ending September 30, 2007. During the first nine months of 2008, these new branches contributed $309 thousand toward the increase in noninterest income. Absent the noninterest income associated with the new branches, real estate and securities gain transactions and mortgage operations during the nine month period ended September 30, 2008 and 2007, noninterest income increased approximately $1.4 million, or 11.9% compared to the same nine month period ended September 30, 2007.

Noninterest Expense

For the three months ended September 30, 2008, noninterest expense increased $2.1 million, or 11.9%, to $20.1 million over the same quarter a year ago, primarily related to increases in salaries and benefits, the new branches and mortgage segment operations. Salaries and benefits increased $1.8 million for the three months ended September 30, 2008 as compared to the same quarter a year ago. Of the $1.8 million increase, $1.1 million related to normal compensation increases and profit sharing expenses, $397 thousand was incurred at the mortgage segment related to commissions on increased loan production, and $296 thousand related to employees at the new branches. Occupancy expenses increased $195 thousand, of which $109 thousand related to the new branches. Other operating expenses and furniture and equipment expenses increased $91 thousand and $29 thousand, respectively. Excluding the new branches and mortgage segment operations, the increase in noninterest expense was approximately $1.2 million, or 8.0%, from the same quarter a year ago.

On a linked quarter basis, noninterest expense increased by $75 thousand, or 0.4%, to $20.1 million for the three months ended September 30, 2008. Salaries and benefits expenses declined $233 thousand, or 2.1%, primarily attributable to lower mortgage segment commissions, but were offset by increased other operating expenses of $262 thousand, including $143 thousand related to exhausting Federal Deposit Insurance Corporation (“FDIC”) insurance assessment credits during the quarter. Occupancy expenses and furniture and equipment expenses increased $36 thousand and $10 thousand, respectively. Without the expenses associated with the new branches and mortgage segment operations, noninterest expenses increased $503 thousand, or 3.1%, over the prior quarter.

For the nine months ended September 30, 2008, noninterest expense increased by $6.5 million, or 12.1%, to $60.1 million compared to the nine months ended September 30, 2007. Increases in salaries and benefits of $4.6 million, or 16.0%, were primarily attributable to increased mortgage segment commissions of $1.5 million as well as additional personnel in the new branches and normal compensation increases. Occupancy expenses increased $809 thousand, or 18.5%, and were principally attributable to increased facilities costs associated with the Company’s new operations center and the new branches. Some of these increased costs included depreciation, rental expenses and, to a lesser extent, utility costs. Operating expenses increased $837 thousand, or 4.9%, and principally related to ongoing infrastructure enhancements to support the Company’s continued growth as well as higher FDIC insurance costs due to exhausting assessment credits. Infrastructure enhancements included such things as Voice-over Internet Protocol and the associated hardware and software to support this technology. Approximately $269 thousand of operating expenses related to conversion costs incurred to merge an affiliate bank. Furniture and equipment expenses increased $229 thousand, or 6.5%, and were attributable to the related depreciation of the new branches and the new operations center.

For comparative purposes, noninterest expense for the nine months ended September 30, 2008 and 2007 includes expense associated with the purchase of six bank branches acquired in September 2007 and the opening of one de novo bank branch in December 2007. These new branches contributed approximately $192 thousand of noninterest expense during the month of September in 2007. During the first nine months of 2008, these new branches contributed $928 thousand toward the increase in salaries and benefits, $392 thousand in occupancy expenses, $256 thousand in other operating expenses and $171 thousand in furniture and equipments expenses. Absent the noninterest expense associated with the new branches, merger-related costs, and mortgage segment expenses, noninterest expense increased approximately $2.6 million, or 5.7%, over the same nine month period ended September 30, 2007.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of September 30, 2008. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rates for the three and nine months ended September 30, 2008 was 23.9% and 24.9%, compared to 25.8% and 26.4%, respectively, for the same period in 2007.

SEGMENT INFORMATION

Community Banking Segment

For the three months ended September 30, 2008, net income for the community banking segment decreased $1.3 million, or 24.4%, from $5.5 million, for the same quarter last year. This decline was largely attributable to increased provisions for loan losses, costs related to new branches, and costs associated with merging affiliate banks, partially offset by increased gains on the sales of two parcels of other real estate owned totaling approximately $1.4 million. Noninterest income increased $2.1 million, or 48.2%, in the third quarter of 2008 from the same period a year earlier primarily due to gains on the sales of other real estate owned and increased revenue of $737 thousand principally from service charges on deposit accounts and other fees. Noninterest expense increased $1.7 million, or 10.7%, and primarily related to higher salaries and benefits expenses and occupancy costs related to new branches as well as normal compensation increases as compared to the same period a year ago.

On a linked quarter basis, community bank segment net income decreased $64 thousand, or 1.5%, for the period ended September 30, 2008. The decrease was largely attributable to additional provision for loan losses partially offset by gains on sales of two parcels of other real estate owned. Noninterest income increased $1.9 million, or 41.1%, largely due to the gains on sales of real estate mentioned previously. Absent these prior period gains, noninterest income increased $76 thousand, or 1.7%, from the most recent quarter. Noninterest expense increase $502 thousand, or 3.0%, primarily due to $221 thousand in salaries and wages and $220 thousand in other operating expenses.

For the nine months ended September 30, 2008, net income for the community banking segment decreased $4.5 million, or 27.1%, from $16.6 million the same period a year ago. This decline was largely attributable to increased provisions for loan losses, costs related to the purchase of six bank branches, the opening of one de novo bank branch as well as costs associated with merging affiliate banks. Noninterest income increased $3.0 million, or 23.8%, from the same period a year earlier primarily due to gains on sales of two parcels of other real estate owned and increased revenue from service charges on deposit accounts and other fees. During the first nine months of 2008, the Company recorded a gain on sales of other real estate owned of $1.8 million, gain related to the sale of property to the Commonwealth of Virginia, exercising its public domain easement rights, of $127 thousand and a gain related to the redemption of Visa Inc. common stock of $198 thousand. During the first nine months of 2007, the Company recorded a gain on called investment securities totaling $508 thousand and a gain on the sale of its former operations center of $324 thousand. Absent these gain transactions, noninterest income increased $1.7 million, or 14.5%, from the same period a year ago. Noninterest expense increased $4.7 million, or 10.2%, from the same period a year ago. During the first nine months of 2008, the Company incurred costs related to the new branches as well as costs associated with merging affiliate banks. Absent the new branches and merger costs, noninterest expense increased $2.6 million, or 5.7%, from the same period in 2007.

Mortgage Segment

For the three months ended September 30, 2008, the mortgage segment reported net income of $75 thousand, a $246 thousand increase from $171 thousand net loss for the same quarter in 2007. Originations increased 18.3% from the same period last year, resulting in an increase in loan revenue of $768 thousand driven by loan origination growth within core market areas. Total noninterest expenses increased $469 thousand. Of this increase, $397 thousand related to salaries and benefits, a function of increased commission expense resulting from higher loan originations. Other operating expenses increased $44 thousand principally as a result of other costs related to increased loan growth and the addition of new branch offices.

On a linked quarter basis, mortgage segment net income declined by $13 thousand from net income of $88 thousand in the second quarter of 2008 to net income of $75 thousand. Revenue from the sale of loans declined $396 thousand, or 12.4%, while originations fell 18.1%. Salaries and benefits declined $455 thousand reflecting the decrease in originations. Operating expenses and furniture and equipment expenses each increased $41 thousand and $8 thousand, respectively, from the prior quarter. Occupancy expenses declined $23 thousand, principally due to lower maintenance costs and rental expense.

For the nine months ended September 30, 2008, mortgage segment net income increased by $605 thousand from a net loss of $473 thousand to net income of $132 thousand. Revenue from the sale of loans increased $2.5 million, or 38.1%, as a result of revised fee schedules, consumer demand for loans, and 21.1% higher originations at increased margins. Salaries and benefits increased $1.5 million, principally due to commissions and other expenses related to increased loan originations. Operating and occupancy costs increased $119 thousand and $93 thousand, respectively, while furniture and equipment costs increased $36 thousand. These costs were largely driven by origination growth and additions to the branch office network.

BALANCE SHEET

Balance Sheet Overview

At September 30, 2008, total assets were approximately $2.4 billion compared to $2.2 billion and $2.3 billion at September 30, 2007 and December 31, 2007, respectively. Net loans increased $176.1 million, or 10.6%, from September 30, 2007, and increased $112.8 million, or 6.5% from December 31, 2007. The year over year increase in loan growth was spread among consumer and commercial loan portfolios. Total cash and cash equivalents increased $34.1 million to $84.5 million at September 30, 2008 from $50.5 million a year ago, and increased $26.2 million from $58.3 million at December 31, 2007. This increase was in Federal funds sold and represented excess liquidity from an FHLB advance. Deposits increased $151.8 million, or 9.1%, and $154.6 million, or 9.3%, from September 30, 2007 and December 31, 2007, respectively, primarily due to increases in money market accounts and the issuance of approximately $81.7 million in brokered certificates of deposit. Total borrowings (including repurchase agreements) increased $71.8 million from September 30, 2007, but decreased by $10.9 million from December 31, 2007 to $401.8 million at September 30, 2008. The Company’s equity to assets ratio was 8.74% at September 30, 2008.

While not immune from the effects of weakening economic conditions, the Company remains focused on maintaining adequate levels of liquidity and capital during this challenging environment, and believes its sound risk management practices in underwriting and lending will enable it to successfully weather this period of economic uncertainty.

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

As of September 30, 2008, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year totaled $1.7 billion, or 74.9% of total earning assets. As of September 30, 2008, approximately $1.3 billion, or 67.52%, of total loans, are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

During the first quarter of 2008, the Company issued $40 million of brokered certificates of deposit with an average cost of 3.90%. During the third quarter of 2008, the Company issued an additional $41.7 million in brokered certificates of deposit with an average cost of 3.04%. These brokered certificates were issued at rates below the then-current prevailing local market rates. Both deposit issues remained outstanding as of September 30, 2008.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	September 30, 2008	% of Total Loans	December 31, 2007	% of Total Loans	September 30, 2007	% of Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$289,022	15.5%	$281,847	16.1%	$270,366	16.1%
Commercial	539,590	28.8%	500,118	28.6%	495,789	29.4%
Construction	416,668	22.3%	396,928	22.7%	380,259	22.6%
Second mortgages	36,484	2.0%	37,875	2.2%	38,177	2.3%
Equity lines of credit	159,586	8.6%	128,897	7.4%	125,431	7.4%
Multifamily	42,051	2.3%	32,970	1.9%	31,129	1.8%
Agriculture	27,705	1.5%	18,958	1.1%	16,161	1.0%

Total real estate loans	1,511,106	81.0%	1,397,593	80.0%	1,357,312	80.6%

Commercial Loans	139,873	7.5%	136,317	7.8%	124,731	7.4%

Consumer installment loans
Personal	160,933	8.6%	173,650	9.9%	166,194	9.9%
Credit cards	14,853	0.8%	13,108	0.7%	14,186	0.8%

Total consumer installment loans	175,786	9.4%	186,758	10.6%	180,380	10.7%

All other loans	38,902	2.1%	27,152	1.6%	21,319	1.3%

Gross loans	$1,865,667	100.0%	$1,747,820	100.0%	$1,683,742	100.0%

As reflected in the loan table, at September 30, 2008, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in residential 1-4 family, commercial and construction. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring process, including oversight by a centralized credit administration function and credit risk and policy management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Approximately 29% of the Company’s loan portfolio is comprised of amortizing commercial real estate loans of which approximately 50% is owner-occupied real estate. In addition, 22% of the loan portfolio is concentrated in real estate construction loans including raw land, land development, builder lots (spec and pre-sold) and residential and commercial construction loans. These loans are originated and underwritten by the Company’s lending staff and are generally secured by real estate located within the Company’s various trade areas, principally Fredericksburg, Richmond and Charlottesville. There is not a significant concentration of real estate loans in the Company’s Northern Virginia trade area. Softening in residential real estate has impacted the housing absorption rate and pricing. Any prolonging of this current real estate slump will have a greater negative impact on these portfolios.

Asset Quality

Industry concerns over asset quality, precipitated by issues related to subprime mortgage lending, declining real estate activity and general economic conditions, continued to increase during the third quarter. The impact of these concerns has begun to be reflected in the economic markets in which the Company operates, principally through slowing real estate activity. The Company has a significant concentration in real estate loans and has experienced reduced activity in that sector. The Company has experienced some deterioration in asset quality and anticipates there may be additional softening in the near-term. Despite this, the markets in which the Company operates remain relatively stable and overall asset quality remains very competitive relative to peer banks and to the industry as a whole. The Company’s loan portfolio does not include exposure to subprime mortgage loans. Residential acquisition and development lending and builder/construction lending have been scaled back as housing activity across our markets has declined. Several new nonperforming loans have come out of those portfolios and are being worked vigorously. Management will continue to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential real estate, and adjust the allowance for loan losses accordingly.

Despite increasing industry concerns over credit issues and an increase in loan losses, the Company’s asset quality remains strong. Net charge-offs were $897 thousand, or 0.19% of loans, for the quarter ended September 30, 2008, compared to net charge-offs of $229 thousand, or 0.05%, in the same quarter last year and $478 thousand, or 0.11%, for the quarter ended June 30, 2008. These charge-offs in the current quarter principally related to indirect auto lending of $303 thousand and residential real estate of $208 thousand. As of September 30, 2008, total past due loans were $12.1 million, or 0.65%, of total gross loans, up from 0.46% at September 30, 2007. At September 30, 2008, nonperforming assets totaled $17.1 million, including a single credit relationship totaling $7.0 million. Excluding this single credit relationship, total nonperforming assets increased $9.0 million since September 30, 2007 and $7.3 million since December 31, 2007. Net nonperforming assets increased $4.3 million during the third quarter of 2008. This third quarter increase was related to one acquisition and development relationship and one residential home building relationship. The second quarter increase was $2.2 million and primarily related to one commercial relationship operating in a construction-related industry. The remaining increase of $748 thousand occurred during the first quarter of 2008. The Company continues to closely monitor exposure in its loan portfolio, particularly in acquisition and development and residential construction relationships.

The Company entered into a workout agreement with the borrower in the aforementioned $7.0 million single credit relationship during March 2004. Under the terms of the agreement, the Company extended further credit secured by additional property with significant equity. During the first quarter of 2007, such equity was extracted from this relationship, reducing nonperforming assets totals on this relationship from $10.6 million as of December 31, 2006 to $7.9 million, and resulting in the recapture of $750 thousand in specific reserves. In the second quarter of 2007, approximately $400 thousand of this relationship returned to accrual status, further reducing the nonperforming balance to $7.5 million as of the end of June 30, 2007. This balance has been further reduced, due to payments from the borrower, to $7.0 million at September 30, 2008. Despite the lengthy nature of this workout, the Company continues to work with the borrower toward a resolution of the affiliated loans and anticipates this workout will result in further reductions of the Company’s overall exposure to the borrower. The loans to this relationship continue to be secured by real estate (two assisted living facilities).

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the quarter ending:

	September 30, 2008	December 31, 2007	September 30, 2007
Nonaccrual loans	$15,848	$9,436	$8,307
Foreclosed properties	817	217	217
Other real estate owned	476	476	—

Total nonperforming assets	$17,141	$10,129	$8,524

Balances
Allowance for loan losses	$24,420	$19,336	$18,556
Average loans, net of unearned income	1,801,561	1,713,402	1,612,018
Loans, net of unearned income	1,865,667	1,747,820	1,683,742

Ratios
Allowance for loan losses to loans	1.31%	1.11%	1.10%
Allowance for loan losses to NPLs	142.47%	190.90%	217.69%
Nonperforming assets to loans & other real estate	0.92%	0.58%	0.51%
Net charge-offs to average loans	0.20%	0.09%	0.06%

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

The Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a total risk-based capital ratio of 11.64% and a Tier 1 risk-based capital ratio of 10.42% as of September 30, 2008. In addition, each of the Company’s subsidiary banks had risk-based capital ratios exceeding the minimum requirements of “well-capitalized” as established by the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Company’s equity to asset ratio was 8.74% at September 30, 2008.

While the subsidiary banks’ risk-based capital levels are considered “well-capitalized” by regulatory definition, a prolonged period of earnings at current levels and dividend payouts could negatively impact capital ratios. The Company has a capital planning and monitoring process in place as it strives to maintain its historical strong capital levels and remain “well-capitalized.”

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

The following summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	September 30, 2008	December 31, 2007	September 30, 2007
Tier 1 capital	$207,604	$201,351	$198,628
Tier 2 capital	24,420	19,336	18,556
Total risk-based capital	232,024	220,687	217,184
Risk-weighted assets	1,992,824	1,890,569	1,837,361

Capital ratios:
Tier 1 risk-based capital ratio	10.42%	10.65%	10.81%
Total risk-based capital ratio	11.64%	11.67%	11.82%
Leverage ratio (Tier 1 capital to average adjusted assets)	8.94%	9.20%	9.36%
Stockholders’ equity to assets	8.74%	9.22%	9.38%
Tangible equity to tangible assets	6.47%	6.70%	6.77%

NON-GAAP MEASURES

In reporting the results as of September 30, 2008, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. For the three and nine months ended September 30, 2008, cash basis operating earnings per share were $0.34 and $0.98 per share as compared to $0.42 and $1.27 per share for the same period in 2007. Annualized cash basis returns on average tangible assets for the three and nine months ended September 30, 2008 were 0.78% and 0.77%, respectively, compared to 1.06% and 1.10%, respectively, for the same period in 2007. Annualized cash basis returns on average tangible equity for the three and nine months ended September 30, 2008 were 12.26% and 11.93%, respectively, compared to 15.90% and 16.24%, respectively, for the same period in 2007.

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

A reconciliation of these non-GAAP measures from their respective GAAP basis measures is presented in the following table (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net income	$4,255	$5,357	$12,240	$16,146
Plus: core deposit intangible amortization, net of tax	314	306	946	901

Cash basis operating earnings	4,569	5,663	13,186	17,047

Average assets	2,391,010	2,190,166	2,349,589	2,135,837
Less: average goodwill	56,474	52,975	56,474	51,659
Less: average core deposit intangibles	10,331	11,566	10,810	11,772

Average tangible assets	2,324,205	2,125,625	2,282,305	2,072,406

Average equity	215,040	205,848	214,904	203,796
Less: average goodwill	56,474	52,975	56,474	51,659
Less: average core deposit intangibles	10,331	11,566	10,810	11,772

Average tangible equity	148,235	141,307	147,620	140,365

Weighted average shares outstanding, diluted	13,536,670	13,420,199	13,511,178	13,415,537
Cash basis earnings per share, diluted	$0.34	$0.42	$0.98	$1.27
Cash basis return on average tangible assets	0.78%	1.06%	0.77%	1.10%
Cash basis return on average tangible equity	12.26%	15.90%	11.93%	16.24%

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12-month time horizon by applying 12-month rate ramps (with interest rates rising gradually versus an immediate increase or “shock” in rates) of 100 basis points up to 200 basis points. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for the balances ending September 30, 2008:

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+200 basis points	5.92%	5,070
+100 basis points	2.92%	2,500
Most likely rate scenario	—	—
-100 basis points	-3.24%	(2,774)
-200 basis points	-6.07%	(5,193)

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12-months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances ending September 30, 2008:

	Change In Economic Value Of Equity
	%	$
Change in Yield Curve:
+200 basis points	1.37%	5,459
+100 basis points	1.04%	4,128
Most likely rate scenario	—	—
-100 basis points	-2.06%	(8,194)
-200 basis points	-11.94%	(47,589)

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

As of September 30, 2008, there were no material changes to the risk factors previously disclosed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Union Bankshares Corporation
(Registrant)

Date: November 10, 2008	By:	/s/ G. William Beale
G. William Beale,
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ D. Anthony Peay
D. Anthony Peay,
Executive Vice President and Chief Financial Officer