Form 10-Q
period 2009-03-31
UNION BANKSHARES CORP
filed 2009-05-11
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 27, 2009 was 13,595,027.

UNION BANKSHARES CORPORATION

FORM 10-Q

iii

PART I - FINANCIAL INFORMATION

ITEM  1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	March 31, 2009	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$37,515	$144,625	$55,286
Interest-bearing deposits in other banks	123,422	903	1,325
Money market investments	129	122	232
Other interest-bearing deposits	2,598	2,598	2,598
Federal funds sold	305	289	6

Total cash and cash equivalents	163,969	148,537	59,447

Securities available for sale, at fair value	348,235	309,711	287,084

Loans held for sale	34,003	29,424	38,297

Loans, net of unearned income	1,867,172	1,874,088	1,793,816

Less allowance for loan losses	27,704	25,496	20,452

Net loans	1,839,468	1,848,592	1,773,364

Bank premises and equipment, net	79,138	77,425	75,245
Other real estate owned	8,145	7,140	944
Core deposit intangibles, net	9,133	9,613	11,064
Goodwill	56,474	56,474	56,474
Other assets	63,468	65,016	60,164

Total assets	$2,602,033	$2,551,932	$2,362,083

LIABILITIES
Noninterest-bearing demand deposits	$292,636	$274,829	$292,616
Interest-bearing deposits:
NOW accounts	200,941	201,317	229,846
Money market accounts	436,892	361,138	168,808
Savings accounts	99,126	93,559	104,071
Time deposits of $100,000 and over	477,527	452,297	447,003
Brokered certificates of deposit	—	66,709	40,000
Other time deposits	485,884	477,150	450,482

Total interest-bearing deposits	1,700,370	1,652,170	1,440,210

Total deposits	1,993,006	1,926,999	1,732,826

Securities sold under agreements to repurchase	50,205	68,282	69,502
Other short-term borrowings	65,000	55,000	197,809
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	140,000	150,000	64,500
Other liabilities	18,600	17,543	22,675

Total liabilities	2,327,121	2,278,134	2,147,622

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, $1,000 liquidation value, shares authorized 59,000; issued and outstanding, 59,000 shares at March 31, 2009 and December 31, 2008 and none at March 31, 2008	590	590	—

Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 13,595,004 shares, 13,570,970 shares, and 13,481,431 shares, respectively	18,094	18,055	17,942
Surplus	101,874	101,719	41,409
Retained earnings	154,672	155,140	151,792
Warrant	2,808	2,808	—
Discount on preferred stock	(2,667)	(2,790)	—
Accumulated other comprehensive (loss) income	(459)	(1,724)	3,318

Total stockholders’ equity	274,912	273,798	214,461

Total liabilities and stockholders’ equity	$2,602,033	$2,551,932	$2,362,083

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31
	2009	2008
Interest and dividend income:
Interest and fees on loans	$27,509	$31,264
Interest on Federal funds sold	—	28
Interest on deposits in other banks	54	8
Interest on money market investments	—	1
Interest on other interest-bearing deposits	—	25
Interest and dividends on securities:
Taxable	2,436	2,289
Nontaxable	1,365	1,255

Total interest and dividend income	31,364	34,870

Interest expense:
Interest on deposits	11,105	11,735
Interest on Federal funds purchased	—	168
Interest on short-term borrowings	631	2,036
Interest on long-term borrowings	1,914	1,806

Total interest expense	13,650	15,745

Net interest income	17,714	19,125
Provision for loan losses	3,130	1,600

Net interest income after provision for loan losses	14,584	17,525

Noninterest income:
Service charges on deposit accounts	1,996	2,120
Other service charges, commissions and fees	1,419	1,468
Gains on securities transactions, net	1	23
Gains on sales of loans	3,452	2,998
Gains (losses) on sales of other real estate and bank premises, net	(19)	137
Other operating income	484	602

Total noninterest income	7,333	7,348

Noninterest expenses:
Salaries and benefits	10,675	11,060
Occupancy expenses	1,797	1,708
Furniture and equipment expenses	1,209	1,265
Other operating expenses	6,246	5,900

Total noninterest expenses	19,927	19,933

Income before income taxes	1,990	4,940
Income tax expense	237	1,288

Net income	$1,753	$3,652
Dividends paid and accumulated on preferred stock	738	—
Accretion of discount on preferred stock	123	—

Net income available to common shareholders	$892	$3,652

Earnings per share, basic	$0.07	$0.27

Earnings per share, diluted	$0.07	$0.27

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance - December 31, 2007	$—	$17,879	$40,758	$152,238	$—	$—	$1,207		$212,082

Comprehensive income:
Net income - 2008				3,652				$3,652	3,652
Unrealized holding gains arising during the period (net of tax, $1,144)								2,126
Reclassification adjustment for gains included in net income (net of tax, $8)								(15)

Other comprehensive loss (net of tax, $1,136)							2,111	2,111	2,111

Total comprehensive income								$5,763

Dividends on Common Stock ($.185 per share)				(2,494)					(2,494)
Tax benefit from exercise of stock awards			42						42
Issuance of common stock under Dividend Reinvestment Plan (10,317 shares)		21	249						270
Issuance of common stock under Stock Incentive Plan (21,161 shares)		62	502						564
Stock repurchased under stock repurchase plan (15,000)		(20)	(234)						(254)
Cumulative-effect of a change in accounting principle				(1,604)					(1,604)
Stock-based compensation expense			92						92

Balance - March 31, 2008	$—	$17,942	$41,409	$151,792	$—	$—	$3,318		$214,461

Balance - December 31, 2008	$590	$18,055	$101,719	$155,140	$2,808	$(2,790)	$(1,724)		$273,798

Comprehensive income:
Net income - 2009				1,753				$1,753	1,753
Unrealized holding gains arising during the period (net of tax, $682)								1,266
Reclassification adjustment for gains included in net income (net of tax, $0)								(1)

Other comprehensive income (net of tax, $682)							1,265	1,265	1,265

Total comprehensive income								$3,018

Dividends on Common Stock ($.12 per share)				(1,639)					(1,639)
Dividends on Preferred Stock				(459)					(459)
Issuance costs of Preferred Stock			(50)						(50)
Tax benefit from exercise of stock awards			4						4
Accretion of discount on Preferred Stock				(123)		123			—
Issuance of common stock under Dividend Reinvestment Plan (14,680 shares)		20	156						176
Issuance of common stock under Stock Incentive Plan (900 shares)		1	9						10
Vesting of restricted stock under Stock Incentive Plan (13,609 shares)		18	(18)						—
Stock-based compensation expense			54						54

Balance - March 31, 2009	$590	$18,094	$101,874	$154,672	$2,808	$(2,667)	$(459)		$274,912

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Dollars in thousands)

(Unaudited)

	2009	2008
Operating activities:
Net income	$1,753	$3,652
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization of bank premises and equipment	1,324	1,340
Amortization, net	809	623
Provision for loan losses	3,130	1,600
Increase in loans held for sale, net	(4,579)	(13,049)
Gains on the sale of investment securities	(1)	(23)
Losses (gains) on sales of other real estate owned and premises, net	19	(137)
Stock-based compensation expense	54	92
(Increase) decrease in other assets	(270)	527
Increase in other liabilities	1,057	4,030

Net cash and cash equivalents provided by (used in) operating activities	3,296	(1,345)

Investing activities:
Purchases of securities available for sale	(49,667)	(12,522)
Proceeds from sales of securities available for sale	—	881
Proceeds from maturities, calls and paydowns of securities available for sale	12,893	10,539
Net decrease (increase) in loans	5,994	(46,480)
Purchases of bank premises and equipment, net	(3,056)	(707)

Net cash and cash equivalents used in investing activities	(33,836)	(48,289)

Financing activities:
Net increase in noninterest-bearing deposits	17,807	11,211
Net increase in interest-bearing deposits	48,200	62,037
Net decrease in short-term borrowings	(8,077)	(15,575)
Net decrease in long-term borrowings	(10,000)	(5,000)
Cash dividends paid - common stock	(1,639)	(2,494)
Cash dividends paid - preferred stock	(459)	—
Tax benefit from the exercise of equity-based awards	4	42
Issuance of common stock	186	835
Issuance costs of preferred stock	(50)	—
Stock repurchased under stock repurchase plan	—	(254)

Net cash and cash equivalents provided by financing activities	45,972	50,802

Increase in cash and cash equivalents	15,432	1,168
Cash and cash equivalents at beginning of the period	148,537	58,279

Cash and cash equivalents at end of the period	$163,969	$59,447

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$13,626	$16,255
Income taxes	—	—

Supplemental schedule of noncash investing and financing activities
Unrealized gains on securities available for sale	$1,947	$3,247
Transfer of loans to other real estate owned	1,005	250
Cumulative effect of a change in accounting principle	—	(1,604)

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2009

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

2.	MERGERS AND ACQUISITIONS

On March 30, 2009, the Company and First Market Bank, FSB (“First Market”) announced the signing of an agreement, pursuant to which the Company will acquire First Market in an all stock transaction valued at approximately $105.4 million (based on preannouncement UBSH stock price of $14.23 as of March 27, 2009). First Market, a privately held federally chartered savings bank with more than $1.3 billion in assets, operates 39 branches throughout central Virginia with 31 locations in the greater Richmond metropolitan area. This business combination will be accounted for under the acquisition method of accounting in accordance with Statement of Financial Accounting Standard (“SFAS”) 141(R) “Business Combinations.”

3.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires the costs resulting from all share-based payments to employees be recognized in the financial statements.

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company. The stock incentive plan makes available 525,000 shares which may be awarded to employees of the Company in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is 10 years from the date of grant and vests in equal annual installments of 20 percent over a five-year vesting schedule. The Company issues new shares to satisfy share-based awards. As of March 31, 2009, approximately 307,275 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

For the three-month period ended March 31, 2009, the Company recognized stock-based compensation expense of approximately $45 thousand, net of tax. The expense recognition had no appreciable effect on earnings per share.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2009:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2008	216,077	$21.12
Granted	3,490	12.59
Exercised	(900)	10.67
Forfeited	(406)	29.53

Options outstanding, March 31, 2009	218,261	21.01

Options exercisable, March 31, 2009	189,305	20.22

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Dividend yield (1)	2.45%	2.29%
Expected life in years (2)	7.2	7.8
Expected volatility (3)	34.84%	29.89%
Risk-free interest rate (4)	2.80%	3.68%

Weighted average fair value per option granted	$3.89	$6.15

(1)	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
(2)	Based on the average of the contractual life and vesting schedule for the respective option.
(3)	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
(4)	Based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of March 31, 2009 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	212,950	189,305
Weighted average remaining contractual life in years	4.89	4.51
Weighted average exercise price on shares above water	$10.28	$10.01
Aggregate intrinsic value	$154	$150

The total intrinsic value for stock options exercised during the three months ended March 31, 2009 was approximately $12 thousand. The fair value of stock options vested during the three months ended March 31, 2009 was approximately $176 thousand. Cash received from the exercise of stock options for the three months ended March 31, 2009 was approximately $10 thousand. The tax benefit realized from disqualifying dispositions during the three months ended March 31, 2009 was $4 thousand.

Nonvested Stock

The 2003 plan permits the granting of nonvested stock, but such grants are limited to one-third of the aggregate number of total awards granted. This equity component of compensation is divided between restricted (time-based) stock grants and performance-based stock grants. The restricted stock vests 50 percent on each of the third and fourth anniversaries of the date of the grant. The performance-based stock is subject to vesting on the fourth anniversary of the date of the grant based on the performance of the Company’s stock price. The value of the nonvested stock awards was calculated by multiplying the fair market value of the Company’s common stock on grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends (restricted stock), if any, except for the nonvested stock under the performance-based component (performance stock).

The following table summarizes the nonvested stock activity for the three months ended March 31, 2009:

	Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2008	58,954	$26.95
Granted	879	15.63
Vested	(13,609)	25.65
Forfeited	(598)	25.87

Balance, March 31, 2009	45,626	27.13

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of March 31, 2009 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining nine months of 2009	$67	$281	$348
For year ending December 31, 2010	92	187	279
For year ending December 31, 2011	54	20	74
For year ending December 31, 2012	16	11	27
For year ending December 31, 2013	2	—	2

Total	$231	$499	$730

4.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	March 31, 2009	March 31, 2008
Beginning balance	$25,496	$19,336
Recoveries credited to allowance	66	79
Loans charged off	(988)	(563)
Provision for loan losses	3,130	1,600

Ending balance	$27,704	$20,452

5.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS uses as the denominator the weighted average number of common shares outstanding during the period, including the effect of potentially dilutive common shares outstanding attributable to stock awards and the warrant. Accretion of discount on preferred stock is treated as a reduction of the numerator in calculating basic and diluted EPS. There were approximately 177,382 and 136,940 anti-dilutive stock awards as of March 31, 2009 and 2008, respectively. Dividends paid on nonvested stock awards were approximately $4 thousand and $5 thousand as of March 31, 2009 and 2008.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2009 and 2008 (dollars and shares in thousands, except per share amounts):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended March 31, 2009
Net income	$1,753	13,563	$0.13
Less: dividends paid and accumulated on preferred stock	738	—	0.05
Less: accretion of discount on preferred stock	123	—	0.01

Basic	$892	13,563	$0.07
Add: potentially dilutive common shares - warrant	—	—	—
Add: potentially dilutive common shares - stock awards	—	40	—

Diluted	$892	13,602	$0.07

For the Three Months ended March 31, 2008
Net income	$3,652	13,447	$0.27
Less: dividends paid and accumulated on preferred stock	—	—	—
Less: accretion of discount on preferred stock	—	—	—

Basic	$3,652	13,447	$0.27
Add: potentially dilutive common shares - warrant	—	—	—
Add: potentially dilutive common shares - stock awards	—	39	—

Diluted	$3,652	13,486	$0.27

6.	TRUST PREFERRED CAPITAL NOTES

On March 30, 2006, the Company formed Statutory Trust II, a wholly owned subsidiary, for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate for the period ending March 31, 2009 was 2.59%. The redeemable capital securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036.

The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the financial statements.

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation (“Guaranty”). A Trust Preferred Capital Note of $22.5 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate for the period ending March 31, 2009 was 3.94%. The redeemable capital securities may be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $696 thousand is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the financial statements.

7.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business. The community bank business includes three banks, which provide loan, deposit, investment, and other banking services to consumer and commercial customers through 58 branch offices located in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimis risk.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three months ended March 31, 2009 and 2008 is as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated
Three Months Ended March 31, 2009
Net interest income	$17,420	$294	$—	$17,714
Provision for loan losses	3,130	—	—	3,130

Net interest income after provision for loan losses	14,290	294	—	14,584
Noninterest income	3,966	3,447	(80)	7,333
Noninterest expenses	17,014	2,993	(80)	19,927

Income before income taxes	1,242	748	—	1,990
Income tax (benefit) expense	(25)	262	—	237

Net income	$1,267	$486	$—	$1,753

Total assets	$2,596,764	$38,934	$(33,665)	$2,602,033

Three Months Ended March 31, 2008
Net interest income	$19,033	$92	$—	$19,125
Provision for loan losses	1,600	—	—	1,600

Net interest income after provision for loan losses	17,433	92	—	17,525
Noninterest income	4,430	2,999	(80)	7,348
Noninterest expenses	16,884	3,129	(80)	19,933

Income (loss) before income taxes	4,979	(38)	—	4,940
Income tax expense (benefit)	1,297	(8)	—	1,288

Net income (loss)	$3,682	$(30)	$—	$3,652

Total assets	$2,355,713	$41,765	$(35,395)	$2,362,083

8.	STOCK REPURCHASE

The Board of Directors has authorized management of the Company to buy up to 150,000 shares of its outstanding common stock in the open market at prices that management determines to be prudent. This authorization expires May 31, 2009. The Company considers current market conditions and the Company’s current capital level, in addition to other factors, when deciding whether to repurchase stock. It is anticipated that any repurchased shares will be used primarily for general corporate purposes, including the dividend reinvestment and stock purchase plan, the 2003 Stock Incentive Plan, and other employee benefit plans. In March 2008, management repurchased 15,000 shares at a price of $16.87 per share. No shares have been repurchased since March 2008.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Company adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). This standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles by which an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first annual reporting period that begins after December 15, 2008. The Company adopted the provisions of SFAS 141(R) as of January 1, 2009. The adoption of this statement will impact the Company’s accounting for and reporting of any business combinations completed after January 1, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP FAS 141(R)-1 will impact the Company’s accounting for and reporting of any business combinations completed after January 1, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company did not early adopt and does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not early adopt and does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-1 and FAS 124-2”). FSP FAS 115-1 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not early adopt and does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends SAB Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

10.	GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS 142 discontinued the amortization of goodwill and intangible assets with indefinite lives but require an impairment review at least annually and more frequently if certain impairment indicators are evident. Based on the annual testing for impairment of goodwill and intangible assets, the Company has recorded no impairment charges to date.

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 15 years. As part of the purchase price allocation for the acquisition of deposits related to the acquisition of six former Provident Bank branches in September 2007, the Company recorded $1.1 million in core deposit intangible assets and $4.3 million in goodwill. The core deposit intangible assets recorded for those bank branches are being amortized over an average of 7.9 years. As part of the purchase price allocation for the acquisition of Prosperity in 2006, the Company recorded $5.5 million in core deposit intangible assets and $20.6 million in goodwill. The core deposit intangible assets recorded for the Prosperity acquisition are being amortized over an average of 9.1 years. Prior to 2006, the Company’s goodwill and core deposit intangibles recorded under the purchase method of accounting totaled $31.9 million and $13.6 million, respectively.

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2009
Amortizable core deposit intangibles	$20,215	$11,082	$9,133
Unamortizable goodwill	56,816	342	56,474

December 31, 2008
Amortizable core deposit intangibles	$20,215	$10,602	$9,613
Unamortizable goodwill	56,816	342	56,474

March 31, 2008
Amortizable core deposit intangibles	$20,215	$9,151	$11,064
Unamortizable goodwill	56,816	342	56,474

11.	COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At March 31, 2009 and 2008, the Company had outstanding loan commitments approximating $470.8 million and $687.4 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $36.1 million and $29.7 million at March 31, 2009 and 2008, respectively.

At March 31, 2009, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union Bank, had rate lock commitments to originate mortgage loans amounting to $123.0 million and loans held for sale of $34.0 million. Union Mortgage has entered into corresponding commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $157.0 million. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

12.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities as of March 31, 2009 and December 31, 2008 are summarized as follows (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2009
U.S. government and agency securities	$6,590	$—	$(35)	$6,555
Obligations of states and political subdivisions	128,944	1,971	(3,900)	127,015
Corporate and other bonds	15,741	39	(3,766)	12,014
Mortgage-backed securities	179,769	5,140	(1)	184,908
Federal Reserve Bank stock - restricted	3,683	—	—	3,683
Federal Home Loan Bank stock - restricted	13,833	—	—	13,833
Other securities	256	—	(29)	227

Total securities	$348,816	$7,150	$(7,731)	$348,235

December 31, 2008
Obligations of states and political subdivisions	$124,090	$1,331	$(5,164)	$120,257
Corporate and other bonds	14,242	8	(2,114)	12,136
Mortgage-backed securities	157,098	3,576	(143)	160,531
Federal Reserve Bank stock - restricted	3,383	—	—	3,383
Federal Home Loan Bank stock - restricted	13,171	—	—	13,171
Other securities	255	—	(22)	233

Total securities	$312,239	$4,915	$(7,443)	$309,711

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
As of March 31, 2009
U.S. government and agency securities	$6,555	$(35)	$—	$—	$6,555	$(35)
Obligations of states and political subdivisions	44,690	(3,287)	5,496	(613)	50,186	(3,900)
Mortgage-backed securities	—	—	530	(1)	530	(1)
Corporate and other bonds	4,225	(3,206)	2,931	(589)	7,156	(3,795)

	$55,470	$(6,528)	$8,957	$(1,203)	$64,427	$(7,731)

As of December 31, 2008
Obligations of states and political subdivisions	$54,345	$(4,497)	$5,057	$(667)	$59,402	$(5,164)
Mortgage-backed securities	25,481	(116)	2,597	(27)	28,078	(143)
Corporate and other bonds	9,464	(1,954)	1,609	(182)	11,073	(2,136)

	$89,290	$(6,567)	$9,263	$(876)	$98,553	$(7,443)

As of March 31, 2009, there were $9.0 million of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.2 million and consisted primarily of municipal obligations and corporate bonds. Management has evaluated the investment portfolio by security and determined the declines in fair value were primarily attributable to changes in credit and market spreads, not in estimated cash flows or credit quality. Management has the positive ability and intent to hold these securities to maturity or until value is recovered. Therefore, no other-than-temporary impairment was recorded at the end of the reporting period.

13.	FAIR VALUE MEASUREMENTS

The Company adopted SFAS 157 on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

Level 1	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market. These unobservable inputs reflect the Company’s assumptions about what market participants would use and information that is reasonably available under the circumstances without undue cost and effort.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity then the security would fall to the lowest level of the hierarchy (Level 3). The carrying value of restricted Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2009 (dollars in thousands):

	Fair Value Measurements at March 31, 2009 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale	$—	$330,719	$—	$330,719

Total	$—	$330,719	$—	$330,719

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March 31, 2009. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than two years old, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At March 31, 2009 the Company’s Level 3 impaired loans consisted of one credit relationship secured by real estate (two assisted living facilities) of $7.5 million with a $500 thousand valuation reserve; one relationship secured by residential real estate lots of $3.0 million with a $480 thousand valuation reserve; and one relationship secured by inventory and receivables associated with the construction industry of $1.4 million with a $923 thousand valuation reserve.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

	Fair Value Measurements at March 31, 2009 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$34,003	$—	$34,003
Impaired loans	—	10,946	9,960	20,906

Total	$—	$44,949	$9,960	$54,909

The Company’s nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis relate to other real estate owned (“OREO”), goodwill and core deposit intangibles. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” OREO with a carrying value of $728 thousand was written down to its fair value of $714 thousand, resulting in an impairment charge of $14 thousand, which was included in earnings for the three months ended March 31, 2009. This write down related to one residential real estate property.

The following table summarizes the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the period.

	Fair Value Measurements at March 31, 2009 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Other real estate owned	$—	$714	$—	$714

Total	$—	$714	$—	$714

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the accompanying condensed consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of March 31, 2009 and 2008, and the related condensed consolidated statements of income, changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union Bankshares and subsidiaries as of December 31, 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Winchester, Virginia
May 11, 2009

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (the “Company”). This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2008. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three-month periods ended March 31, 2009 and 2008 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses and mergers and acquisitions. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company adopted SFAS No. 114, which has been amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures (“SFAS No. 118”). SFAS No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. SFAS No. 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on impaired loans.

Reserves for commercial loans are determined by applying estimated loss factors to the portfolio based on historical loss experience and management’s evaluation and “risk grading” of the commercial loan portfolio. Reserves are provided for noncommercial loan categories using historical loss factors applied to the total outstanding loan balance of each loan category. Additionally, environmental factors based on national and local economic conditions, as well as portfolio-specific attributes, are considered in estimating the allowance for loan losses.

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

Mergers and Acquisitions

The Company’s merger and acquisition strategy focuses on high-growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance and good asset quality, among other factors.

Beginning January 1, 2009, business combinations must be accounted for under SFAS 141(R), Business Combinations (“SFAS No. 141(R)”) using the acquisition method of accounting. The Company has accounted for its previous business combinations under the purchase method of accounting, a cost allocation process which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The acquisition method of accounting requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. Costs that the Company expects but is not obligated to incur in the future to effect its plan to exit an activity of an acquiree or to terminate the employment of or relocate an acquiree’s employees are not liabilities at the acquisition date. The Company will not recognize these costs as part of applying the acquisition method. Instead, the Company will recognize these costs in its post-combination financial statements in accordance with other applicable GAAP.

Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples for the Company include systems conversions, integration planning consultants and advertising costs. The Company will account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities shall be recognized in accordance with other applicable GAAP. These acquisition-related costs are included within the Consolidated Statements of Income classified within the noninterest expense caption.

BUSINESS OVERVIEW

Union Bankshares Corporation is one of the largest community banking organizations based in Virginia, providing full service banking to the Northern, Central, Rappahannock, Tidewater and Northern Neck regions of Virginia through its bank subsidiaries, Union Bank and Trust Company (42 locations in the counties of Albemarle, Caroline, Chesterfield, Fairfax, Fluvanna, Hanover, Henrico, King George, King William, Nelson, Spotsylvania, Stafford, Westmoreland, and the cities of Fredericksburg, Williamsburg, Newport News, Grafton and Charlottesville); Northern Neck State Bank (9 locations in the counties of Richmond, Westmoreland, Essex, Northumberland and Lancaster); and Rappahannock National Bank (7 locations in Washington, Front Royal, Middleburg, Warrenton and Winchester). Union Investment Services, Inc. provides full brokerage services; Union Mortgage Group, Inc. provides a full line of mortgage products; and Union Insurance Group, LLC offers various lines of insurance products. Union Bank and Trust Company also owns a non-controlling interest in Johnson Mortgage Company, LLC.

On March 30, 2009, the Company and First Market Bank, FSB (“First Market”) announced the signing of an agreement pursuant to which the Company will acquire First Market in an all stock transaction valued at approximately $105.4 million (based on preannouncement UBSH stock price of $14.23 as of March 27, 2009). First Market, a privately held federally chartered savings bank with more than $1.3 billion in assets, operates 39 branches throughout central Virginia with 31 locations in the greater Richmond metropolitan area. Upon completion of the transaction, expected to occur before year end, the Company will become the largest Virginia-based community banking organization with approximately 97 branch locations and total assets of more than $3.9 billion.

Additional information is available on the Company’s website at www.ubsh.com. The shares of the Company are traded on the NASDAQ Global Select Market under the symbol “UBSH.”

RESULTS OF OPERATIONS

Net Income

Net income for the first quarter ended March 31, 2009 was $1.8 million, down $1.9 million from $3.7 million for the same period a year ago. The decrease was driven by a decline in the net interest margin and an increase in the provision for loan losses. These declines were partially offset by increased profitability in the mortgage segment.

Net income available to common shareholders, which deducts from net income the dividends and discount accretion on preferred stock, was $892 thousand for the quarter ended March 31, 2009. This decline represents a decrease in earnings per common share, on a diluted basis, of $0.20 from $0.27 to $0.07. Return on average equity for the three months ended March 31, 2009 was 2.57%, while return on average assets was 0.28%, compared to 6.85% and 0.64%, respectively, for the same period in 2008.

On a linked quarter basis, net income of $1.8 million for the quarter ended March 31, 2009 declined $522 thousand from the fourth quarter ended December 31, 2008. The first quarter results were largely attributable to a 30 basis point decline in the net interest margin, lower service charge income and increased Federal Deposit Insurance Corporation (“FDIC”) insurance assessments. The Company also incurred costs related to the announced merger with First Market Bank, expected to be consummated by year end. Historically low interest rates helped drive increased profitability in the mortgage segment during the quarter.

As a supplement to GAAP, the Company also uses certain alternate financial measures to review its operating performance. Diluted earnings per share on a cash basis for the quarter ended March 31, 2009 were $0.15 as compared to $0.29 for the same quarter a year ago and $0.19 for the quarter ended December 31, 2008. Additionally, cash basis return on average tangible common equity for the quarter ended March 31, 2009 was 5.42% as compared to 10.88% in the prior year’s same quarter and 6.98% for the quarter ended December 31, 2008.

Net Interest Income

The precipitous decline in the target Federal funds rate over the last year (from 2.25% to a range of 0% to .25%) continues to put significant pressure on the Company’s net interest margin and related net interest income. The asset sensitive positioning of the Company’s balance sheet combined with the previously mentioned interest rate declines has caused interest-earning assets to reprice faster than the Company’s interest-bearing deposits. While this positioning is expected to benefit the Company as interest rates (e.g. prime rate, Federal funds rate) begin to rise, it will continue to negatively impact the margin in the interim.

During the quarter ended March 31, 2009, the Federal Open Market Committee (“FOMC”) maintained the target range for the Federal funds rate at 0% to .25% and expects that the Federal funds rate will likely remain exceptionally low for an extended period. Additionally, the FOMC also agreed to continue using liquidity and asset-purchase programs to support the functioning of financial markets and stimulate the economy.

For the three months ended March 31, 2009, net interest income, on a tax-equivalent basis, decreased $1.3 million, or 6.5%, to $18.6 million compared to the same period last year. This decrease was attributable to the decline in interest-earning asset yields outpacing the decline in costs of interest-bearing liabilities, resulting in a reduction in the net interest margin of 63 basis points, from 3.85% to 3.22%. Yields on interest-earning assets declined 130 basis points driven predominantly by lower loan yields and excess liquidity at the Federal Reserve Bank yielding 0.25% or less. Costs of interest-bearing liabilities declined 73 basis points, principally as a result of lower costs on certificates of deposit and lower Federal Home Loan Bank of Atlanta (“FHLB”) advances. Average money market volumes increased $232.1 million, of which approximately $200 million relates to new volume resulting from the Company’s money market promotion. The money market promotion provided participating customers a 3% yield through June 2009. This allowed the Company to reduce reliance on other borrowings by approximately $70.8 million and not to reissue brokered certificates of deposit of approximately $40 million. At March 31, 2009, the Company had no brokered certificates of deposit.

On a linked quarter basis, tax-equivalent net interest income decreased $955 thousand, or 4.9%, to $18.6 million. The tax-equivalent net interest margin declined 30 basis points to 3.22% from 3.52% over the most recent quarter. The net interest margin decline was partially attributable to a steeper decline in yields on interest-earning assets as compared to the costs of interest-bearing liabilities. Yields on interest-earning assets declined 49 basis points to 5.59% while the costs of interest-bearing liabilities declined only 13 basis points to 2.77%. The decline in loan yields is attributable to reduced loan demand, lower rates on new loans and, to a lesser extent, an increase in nonaccrual loans. Improvements in the cost of funds were principally a result of declining costs on checking, savings and certificates of deposit. Increased volumes related to the previously referenced money market campaign allowed the Company to not reissue brokered certificates of deposit and reduce reliance on FHLB advances.

On September 29, 2008, amid significant disruption and uncertainty in the financial markets, the Company borrowed $50 million in an FHLB advance at a rate of 3.52% with a maturity of September 28, 2009. Also, during the fourth quarter of 2008, the FOMC precipitously lowered the Federal funds target from 2.0% to a range of 0% to 0.25%. At that time, the Company considered the FHLB advance a contingency plan against unforeseen and unprecedented market movements. The earnings spread between the advance and the corresponding short-term investment yield was negative and consequently has had an unfavorable impact on the Company’s net interest margin. Movements in interest rates subsequent to receiving the advance have made prepayment cost prohibitive until it reaches maturity.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For The Three Months Ended March 31,
	2009			2008			2007
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:

Securities:
Taxable	$219,977	$2,436	4.49%	$176,736	$2,289	5.21%	$181,356	$2,332	5.21%
Tax-exempt	116,739	2,100	7.29%	107,018	1,931	7.26%	95,526	1,741	7.39%

Total securities	336,716	4,536	5.46%	283,754	4,220	5.98%	276,882	4,073	5.97%
Loans, net (2)	1,869,759	27,257	5.91%	1,768,829	31,113	7.07%	1,565,888	29,658	7.68%
Loans held for sale	38,698	431	4.52%	23,613	276	4.71%	21,642	301	5.65%
Federal funds sold	471	—	0.14%	2,944	28	3.82%	3,812	263	5.45%
Money market investments	93	—	0.00%	235	1	1.03%	266	1	2.10%
Interest-bearing deposits in other banks	94,235	54	0.23%	1,084	8	3.01%	1,136	15	5.31%
Other interest-bearing deposits	2,598	—	0.00%	2,598	25	3.83%	2,598	34	5.33%

Total earning assets	2,342,570	32,278	5.59%	2,083,057	35,671	6.89%	1,872,224	34,345	7.44%

Allowance for loan losses	(26,144)			(19,613)			(19,107)
Total non-earning assets	249,492			248,260			233,146

Total assets	$2,565,918			$2,311,704			$2,086,263

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$198,120	81	0.17%	$218,252	374	0.69%	$206,196	317	0.62%
Money market savings	400,157	2,489	2.52%	168,030	926	2.22%	161,954	917	2.30%
Regular savings	95,570	101	0.43%	100,742	168	0.67%	105,304	226	0.87%
Certificates of deposit:
$100,000 and over	469,667	4,052	3.50%	450,124	5,072	4.53%	445,286	5,407	4.92%
Under $100,000	516,806	4,382	3.44%	481,044	5,195	4.34%	452,688	4,992	4.47%

Total interest-bearing deposits	1,680,320	11,105	2.68%	1,418,192	11,735	3.33%	1,371,428	11,859	3.51%
Other borrowings	319,648	2,545	3.23%	390,484	4,011	4.13%	221,461	3,607	6.61%

Total interest-bearing liabilities	1,999,968	13,650	2.77%	1,808,676	15,746	3.50%	1,592,889	15,466	3.94%

Noninterest-bearing liabilities:
Demand deposits	267,980			266,841			275,391
Other liabilities	21,419			21,737			16,868

Total liabilities	2,289,367			2,097,254			1,885,148
Stockholders’ equity	276,551			214,450			201,115

Total liabilities and stockholders’ equity	$2,565,918			$2,311,704			$2,086,263

Net interest income		$18,628			$19,925			$18,879

Interest rate spread (3)			2.82%			3.39%			3.50%
Interest expense as a percent of average earning assets			2.36%			3.04%			3.35%
Net interest margin			3.22%			3.85%			4.09%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Nonaccrual loans are included in average loans outstanding.
(3)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

Provision for Loan Losses

The provision for loan losses for the quarter ended March 31, 2009 was $3.1 million, the same as last year’s fourth quarter and nearly double from the $1.6 million for the same quarter a year ago. The increases in the provision for loan losses and the current levels in the allowance for loan losses reflect loan growth, specific reserves related to nonperforming loans, net charge-offs, delinquency trends and uncertainty with regard to general economic and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of the loan portfolio was 1.48% at March 31, 2009 and 1.14% and 1.36% for the periods ending March 31, 2008 and December 31, 2008, respectively.

Noninterest Income

For the three months ended March 31, 2009, noninterest income was $7.3 million, virtually unchanged from the first quarter of 2008. Current period deposit account service charges and other fees declined by $173 thousand, while gains on sales of loans related to higher mortgage segment origination volume increased by $454 thousand. Nonrecurring gains from the first quarter of 2008 include proceeds from bank owned real estate of $127 thousand and redemption proceeds from VISA Inc. common stock of $198 thousand.

On a linked quarter basis, noninterest income increased $895 thousand, or 13.9%, to $7.3 million from $6.4 million at December 31, 2008. This increase included higher mortgage segment gains on sales of loans of $1.3 million and other operating income of $106 thousand, which were partially offset by lower deposit account service charges and other fees of $537 thousand. The service charges and fees that declined were principally overdraft and returned check charges and brokerage commissions. Excluding mortgage segment operations, noninterest income decreased approximately $405 thousand, or 9.3%, primarily related to lower deposit account service charges and other fee income.

Noninterest Expense

For the three months ended March 31, 2009, noninterest expense was $19.9 million, virtually unchanged from the first quarter of 2008. Salaries and benefits declined $385 thousand, principally related to lower profit sharing expense and lower executive management incentive compensation. Furniture and equipment expense declined $56 thousand. Offsetting these declines were increases in other operating expenses of $346 thousand and occupancy expenses of $89 thousand. These increases principally related to higher FDIC insurance assessment premium increases of $544 thousand and two new bank branches (Staples Mill and Cosner’s Corner) opened since the same quarter of the prior year. Excluding mortgage segment operations, total noninterest expenses increased $131 thousand, or .8%, from the same quarter a year ago.

On a linked quarter basis, noninterest expense increased by $368 thousand, or 1.9%, to $19.9 million for the three months ended March 31, 2009. Salaries and benefits expenses increased $934 thousand, or 9.6%, primarily related to higher mortgage segment commissions and group insurance costs, partially offset by lower incentive compensation expenses. Other operating expense decreased by $545 thousand. These lower costs primarily related to marketing and advertising expenses of $379 thousand and continued cost control efforts partially offset by increased FDIC insurance assessment premiums. Excluding mortgage segment operations, noninterest expenses decreased $179 thousand, or 1.0%, from the prior quarter.

For the quarter ended March 31, 2009, acquisition costs associated with the proposed merger of First Market Bank, FSB, expected to be consummated by year end, were $289 thousand and are reported as a component of “Other operating expenses” within the Company’s “Condensed Consolidated Statements of Income.” These costs were predominantly legal and due diligence costs. The Company expects to occur additional acquisition costs both prior to and after the consummation of the merger. Prior to 2009, acquisition costs were included as part of the consideration paid and allocated to the assets acquired and liabilities assumed. Beginning in 2009, acquisition costs are expensed in the period in which the costs are incurred or service received in accordance with FSAS No. 141(R).

During the quarter ended March 31, 2009, the FDIC adopted an interim rule that imposes a 20 basis point emergency special assessment on all insured depository institutions on June 30, 2009. The special assessment will be collected September 30, 2009, the same time when the risk-based assessments for the second quarter of 2009 are collected. The interim rule also permits the FDIC to impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimates that the fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter. Comments on the interim rule are due 30 days from publication in the Federal Register. As of March 31, 2009, the Company is awaiting a final rule and has not yet accrued or incurred an expense related to the interim rule.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of March 31, 2009. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rate for the three months ended March 31, 2009 was 11.9%, compared to 26.1% for the same period in 2008. The reduction in the effective tax rate was principally related to lower income before tax with a similar amount of nontaxable municipal bond interest income in each period.

SEGMENT INFORMATION

Community Banking Segment

For the three months ended March 31, 2009, the community bank segment reported net income of $1.3 million, a decline of $2.4 million from net income of $3.7 million reported a year ago. Contributing to the net income decline was a $1.6 million reduction in net interest income, largely related to declining interest-earning asset yields outpacing the decline in costs of interest-bearing liabilities and a $1.5 million higher provision for loan losses. Noninterest income declined $464 thousand and related to prior year gains from the sale of bank-owned real estate and redemption proceeds from VISA Inc. common stock of $127 thousand and $198 thousand, respectively, which were not repeated in the first quarter of 2009.

On a linked quarter basis, community bank segment net income declined $1.1 million, from net income of $2.4 million reported in the three months ended December 31, 2008. Net interest income declined $1.1 million, from $18.5 million to $17.4 million, as asset yields declined at a more rapid pace than liability costs and earning asset growth was flat. Noninterest income declined $405 thousand, primarily related to lower overdraft and returned check charges and brokerage commissions. Noninterest expense declined $180 thousand from $17.2 million to $17.0 million, which related to $343 thousand higher salaries and benefits offset by $523 thousand lower other operating expenses. Higher salaries and benefits related principally to group insurance costs. The lower other operating costs primarily related to marketing and advertising expenses of $370 thousand, continued cost control efforts partially offset by increased FDIC insurance assessment premiums.

Mortgage Segment

For the three months ended March 31, 2009, the mortgage segment reported net income of $486 thousand, a $516 thousand improvement from the $30 thousand net loss for the same quarter in 2008. Originations increased 42.6% from the same period last year, resulting in an increase in loan revenue of $449 thousand, or 15.0%. Increased originations are principally attributable to historically low mortgage rates that have produced a surge in refinance volume. Loan-related expenses, including early payoff and early payment defaults attributable to current economic conditions, totaled $90 thousand during the period. Total noninterest expenses decreased $136 thousand. Other operating expenses decreased $63 thousand principally because of improved internal efficiencies and lower loan losses incurred compared to the same quarter last year. Occupancy expenses decreased $45 thousand while furniture and equipment expenses declined $39 thousand, principally due to the nonrenewal of certain leased office locations. Salaries and benefits increased $11 thousand.

On a linked quarter basis, mortgage segment net income increased by $580 thousand from a net loss of $94 thousand in the fourth quarter of 2008 to net income of $486 thousand for the quarter ended March 31, 2009. Gains on the sale of loans increased $1.3 million, or 60.5%, while originations increased 83.6% due to lower mortgage rates, strong refinance loan volume and lower median residential housing prices. Loan payoff and early payment default expenses decreased $94 thousand from the prior quarter as a result of improved loan quality. Salaries and benefits increased $591 thousand as the result of the increase in loan originations. Other operating expenses and occupancy expenses decreased $26 thousand and $17 thousand, respectively, from the prior quarter. Furniture and equipment expenses decreased $4 thousand.

BALANCE SHEET

At March 31, 2009, total assets were $2.6 billion compared to $2.4 billion and $2.6 billion at March 31, 2008 and December 31, 2008, respectively. Net loans increased $66.1 million, or 3.7% from March 31, 2008 and were flat compared with December 31, 2008. On a linked quarter basis, average net loans increased $3.8 million and loans held for sale, in the Company’s mortgage segment, increased $20.6 million.

The year-over-year increase in loan growth was spread among the consumer and commercial loan portfolios. Total cash and cash equivalents increased $104.5 million from $59.4 million at March 31, 2008. This increase represented additional liquidity from an FHLB advance plus a portion of the funds related to proceeds from the issuance of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Preferred Stock”). Since December 31, 2008, these funds have generally been invested with the Federal Reserve Bank as liquidity for anticipated lending activity, earning a nominal yield.

Deposits increased $260.2 million, or 15.0%, from a year ago primarily due to increases in money market accounts. The Company reduced brokered certificates of deposit from $40 million at March 31, 2008 and $66.7 million at December 31, 2008, to zero at March 31, 2009. Total borrowings, including repurchase agreements, decreased $76.6 million from March 31, 2008 to $315.5 million at March 31, 2009. The Company’s equity to assets ratio was 10.57% and 9.08% at March 31, 2009 and 2008, respectively.

While not immune from the effects of weakening economic conditions, management remains focused on maintaining adequate levels of liquidity and capital during this challenging environment and believes its sound risk management practices in underwriting and lending will enable it to successfully weather this period of economic uncertainty.

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

During the first quarter of 2008, the Company issued $40.0 million of brokered certificates of deposit with an average cost of 3.90%. During the third quarter of 2008, the Company issued an additional $41.7 million in brokered certificates of deposit with an average cost of 3.04%. These brokered certificates were issued at rates below the then-current prevailing local market rates. The Company reduced brokered certificates of deposit to zero at March 31, 2009. As previously mentioned, on September 29, 2008, the Company borrowed $50 million in an FHLB advance. These funds mature on September 28, 2009.

As of March 31, 2009, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature or reprice in one year totaled $1.7 billion, or 70.0% of total earning assets. As of March 31, 2009 approximately $1.1 billion, or 59.8%, of total loans are scheduled to mature or reprice within the next year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	March 31, 2009	% of Total Loans	December 31, 2008	% of Total Loans	March 31, 2008	% of Total Loans
Loans secured by real estate:
Residential 1-4 family	$286,998	15.4%	$292,003	15.6%	$280,942	15.7%
Commercial	554,683	29.6%	550,680	29.5%	523,165	29.1%
Construction, land development and other land loans	395,388	21.2%	403,502	21.6%	416,059	23.2%
Second mortgages	38,981	2.1%	38,060	2.0%	36,780	2.1%
Equity lines of credit	169,477	9.1%	162,740	8.7%	138,960	7.7%
Multifamily	37,532	2.0%	37,321	2.0%	34,218	1.9%
Agriculture	31,237	1.7%	30,727	1.6%	20,217	1.1%

Total real estate loans	1,514,296	81.1%	1,515,033	81.0%	1,450,341	80.8%

Commercial Loans	141,584	7.6%	146,827	7.8%	136,347	7.6%

Consumer installment loans
Personal	160,191	8.6%	160,161	8.5%	165,944	9.3%
Credit cards	15,231	0.8%	15,723	0.8%	13,496	0.8%

Total consumer installment loans	175,422	9.4%	175,884	9.3%	179,440	10.1%

All other loans	35,870	1.9%	36,344	1.9%	27,688	1.5%

Gross loans	$1,867,172	100.0%	$1,874,088	100.0%	$1,793,816	100.0%

As reflected in the loan table, at March 31, 2009, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring process, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Approximately $554.7 million, or 30%, of the Company’s loan portfolio is comprised of amortizing commercial real estate loans of which approximately 50% is owner-occupied real estate. In addition, $395.4 million of the loan portfolio is concentrated in real estate construction loans including raw land, land development, residential lot, speculative and presold residential construction and commercial construction loans (both owner-occupied and non-owner occupied). Of this amount, $160.2 million, or 41%, represents land and lot loans; $83.5 million, or 21%, represents speculative and presold residential construction loans (of which $59.2 million is to home builders); $77.1 million, or 19%, is commercial construction and $74.6 million, or 19%, represents land development loans. These loans are originated and underwritten by the Company’s lending staff and are generally secured by real estate located within the Company’s various trade areas, principally Fredericksburg, Richmond and Charlottesville. There is not a significant concentration of real estate loans in the Company’s Northern Virginia trade area. Softening in residential real estate has impacted the housing absorption rate and pricing. Any prolonging of this current real estate slump will have a greater negative impact on these portfolios.

Asset Quality

Industry concerns regarding asset quality, precipitated by subprime mortgage lending, declining real estate activity and general economic conditions, continued during the first quarter. These issues are impacting the markets in which the Company operates, mainly by slowing real estate activity and adding to the general economic uncertainty. The risk and performance of the Company’s loan portfolio are reflective of the relatively stable markets in which it operates. While these markets have experienced slow economic activity, they remain in much better condition than the well-publicized markets in Arizona, Florida, California and other states where the Company does not lend and does not have loan loss exposure. The Company’s loan portfolio also does not include exposure to subprime mortgage loans.

During the quarter, the Company continued to experience deterioration in asset quality and anticipates there may be additional softening in the near-term. The Company has a significant concentration in real estate loans. Residential acquisition and development lending and builder/construction lending have been scaled back as housing activity across our markets has declined. While this softening negatively impacts delinquency and nonperforming asset levels, the collateralized nature of real estate loans serves to better protect the Company from loss.

Necessary resources are being devoted to the ongoing review of the portfolio and the workouts of problem assets to minimize any loss to the Company. Management will continue to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential real estate and adjust the allowance for loan losses accordingly.

Net charge-offs were $922 thousand, or 0.20% of loans on an annualized basis, for the quarter ended March 31, 2009, compared to net charge-offs of $484 thousand, or 0.11%, in the same quarter last year and $2.0 million, or 0.42%, for the quarter ended December 31, 2008. Net charge-offs in the current quarter included credit card charge-offs of $274 thousand, indirect auto loan charge-offs of $257 thousand and consumer loan charge-offs of $200 thousand. At March 31, 2009, total past due loans were $36.0 million, or 1.93% of total loans, up from 0.96% a year ago and 1.57% from December 31, 2008.

At March 31, 2009, nonperforming assets totaled $39.2 million, an increase of $28.4 million from a year ago and $17.6 million from December 31, 2008 and primarily related to increases in nonaccrual loans. The increases in 2009 and 2008 relate principally to loans in the real estate development and housing sector, including construction related businesses.

Nonperforming assets include $31.1 million in nonperforming loans. This total includes commercial real estate loans of $9.1 million, residential real estate loans of $8.9 million, land loans of $4.6 million, land development loans of $3.9 million, commercial and industrial loans of $3.1 million and other loans totaling $1.5 million. Historically, and particularly in the current economic environment, the Company seeks to work with its customers on loan collection matters while taking appropriate actions to minimize any losses. These loans are closely monitored and evaluated for collection with appropriate loss reserves established where necessary.

Nonperforming assets also includes $8.1 million in other real estate owned. This total includes land of $3.7 million, residential real estate of $3.4 million and $1.0 million in land for development of bank branch sites. Foreclosed properties have been adjusted to their fair values at the time of foreclosure and any losses have been taken as loan charge-offs against the allowance for loan losses. Other real estate owned asset valuations are also evaluated at least quarterly in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and any necessary write down to fair value is recorded as an impairment. During the first quarter, $14 thousand was recorded as an impairment related to residential real estate.

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the quarter ending:

	March 31, 2009	December 31, 2008	March 31, 2008
Nonaccrual loans	$31,039	$14,412	$9,833
Foreclosed properties	7,125	6,511	468
Real estate investment	1,020	629	476

Total nonperforming assets	$39,184	$21,552	$10,777

Balances
Allowance for loan losses	$27,704	$25,496	$20,452
Average loans, net of unearned income	1,869,760	1,865,992	1,768,829
Loans, net of unearned income	1,867,172	1,874,088	1,793,816

Ratios
Allowance for loan losses to loans	1.48%	1.36%	1.14%
Allowance for loan losses to NPLs	70.70%	118.30%	189.77%
Nonperforming assets to loans & other real estate	2.09%	1.15%	0.60%
Net charge-offs to loans	0.20%	0.42%	0.11%

Capital Resources

Capital resources represent funds, earned or obtained, over which financial institutions can exercise greater or longer control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders.

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a total risk-based capital ratio of 14.43% and a Tier 1 risk-based capital ratio of 13.18% as of March 31, 2009. In addition, each of the Company’s subsidiary banks had risk-based capital ratios exceeding the minimum requirements of “well-capitalized” as established by the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC. The Company’s equity to asset ratio was 10.6% at March 31, 2009.

While the subsidiary banks’ risk-based capital levels are considered “well-capitalized” by regulatory definition, a prolonged period of earnings at current levels and dividend payouts could negatively impact capital ratios. The Company has a capital planning and monitoring process in place as it strives to maintain its historical strong capital levels and remain “well-capitalized.” During the first quarter of 2009, the Company reduced its dividend to shareholders to reflect the recent financial performance of the Company and to maintain its strong capital base during this uncertain and difficult economic period.

In connection with its acquisitions of Prosperity and Guaranty, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

In December 2008, the Company issued 59,000 shares of the Company’s Preferred Stock having a liquidation preference of $1,000 per share, for a total price of $59 million. The issuance was made pursuant to the United States Department of the Treasury’s Capital Purchase Program under the Troubled Asset Relief Program. The Preferred Stock pays a cumulative dividend at a rate of 5% per year during the first five years and thereafter at 9% per year. The transaction closed on December 19, 2008. At the time of issuance, the Treasury also received a warrant to purchase 422,636 shares of the Company’s common stock at an initial per share exercise price of $20.94. The warrant expires 10 years from the issuance date.

The following summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	March 31, 2009	December 31, 2008	March 31, 2008
Tier 1 capital	$268,224	$268,126	$202,105
Tier 2 capital	25,463	25,191	20,452
Total risk-based capital	293,687	293,317	222,557
Risk-weighted assets	2,034,784	2,015,008	1,946,248

Capital ratios:
Tier 1 risk-based capital ratio	13.18%	13.31%	10.38%
Total risk-based capital ratio	14.43%	14.56%	11.44%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.71%	11.14%	8.98%
Stockholders’ equity to assets	10.57%	10.73%	9.08%
Average tangible common equity to average tangible assets	6.18%	6.39%	6.54%

NON-GAAP MEASURES

In reporting the results as of March 31, 2009, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. For the three months ended March 31, 2009, cash basis operating earnings per share were $0.15 per share as compared to $0.29 per share for the same period in 2008. Annualized cash basis returns on average tangible assets for the three months ended March 31, 2009 were 0.34% as compared to 0.71% for the same period in 2008. Annualized cash basis returns on average tangible equity for the three months ended March 31, 2009 were 5.42% as compared to 10.88% for the same period in 2008.

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

A reconciliation of these non-GAAP measures from their respective GAAP basis measures is presented in the following table (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31
	2009	2008
Net income	$1,753	$3,652
Plus: core deposit intangible amortization, net of tax	313	316

Cash basis operating earnings	2,066	3,968

Average assets	2,565,918	2,311,704
Less: average goodwill	56,474	56,474
Less: average core deposit intangibles	9,362	11,292

Average tangible assets	2,500,082	2,243,938

Average equity	276,551	214,450
Less: average goodwill	56,474	56,474
Less: average core deposit intangibles	9,362	11,292
Less: average preferred equity	56,150	—

Average tangible equity	154,565	146,684

Weighted average shares outstanding, diluted	13,602,327	13,486,060
Cash basis earnings per share, diluted	$0.15	$0.29
Cash basis return on average tangible assets	0.34%	0.71%
Cash basis return on average tangible equity	5.42%	10.88%

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month rate ramps, with interest rates rising gradually, versus an immediate increase or “shock” in rates, of 100 basis points up to 200 basis points. The ramp down 200 basis points analysis is not meaningful as interest rates are at historic lows and cannot drop another 200 basis points. The model, under all scenarios, does not drop the index below zero. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for the three months ended March 31, 2009 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+200 basis points	0.99%	781
+100 basis points	0.52%	411
Most likely rate scenario	0.00%	—
-100 basis points	-0.41%	(323)
-200 basis points	-1.49%	(1,179)

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances ending March 31, 2009 (dollars in thousands):

	Change In Economic Value Of Equity
	%	$
Change in Yield Curve:
+200 basis points	-3.28%	(11,744)
+100 basis points	-0.97%	(3,490)
Most likely rate scenario	0.00%	—
-100 basis points	-1.61%	(5,776)
-200 basis points	-7.92%	(28,403)

ITEM 4 – CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), which are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

As of March 31, 2009, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities – None

(b)	Use of Proceeds – Not Applicable

(c)	Issuer Purchases of Securities – None

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization between Union Bankshares Corporation and First Market Bank, FSB (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 2, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation
(Registrant)

Date: May 11, 2009	By:	/s/ G. William Beale
G. William Beale,
President and Chief Executive Officer

Date: May 11, 2009	By:	/s/ D. Anthony Peay
D. Anthony Peay,
Executive Vice President and Chief Financial Officer