Form 10-Q
period 2009-06-30
UNION BANKSHARES CORP
filed 2009-08-07
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

The number of shares of common stock outstanding as of July 29, 2009 was 13,604,601.

UNION BANKSHARES CORPORATION

FORM 10-Q

ii

PART I—FINANCIAL INFORMATION

Item  1 – Financial Statements

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	June 30, 2009	December 31, 2008	June 30, 2008
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$36,111	$144,625	$62,875
Interest-bearing deposits in other banks	41,242	903	1,054
Money market investments	123	122	223
Other interest-bearing deposits	2,598	2,598	2,598
Federal funds sold	303	289	90

Total cash and cash equivalents	80,377	148,537	66,840

Securities available for sale, at fair value	406,662	309,711	288,150

Loans held for sale	64,069	29,424	32,056

Loans, net of unearned income	1,871,506	1,874,088	1,823,706
Less allowance for loan losses	29,639	25,496	21,650

Net loans	1,841,867	1,848,592	1,802,056

Bank premises and equipment, net	78,787	77,425	77,220
Other real estate owned	14,663	7,140	781
Core deposit intangibles, net	8,652	9,613	10,577
Goodwill	56,474	56,474	56,474
Other assets	63,896	65,016	61,776

Total assets	$2,615,447	$2,551,932	$2,395,930

LIABILITIES
Noninterest-bearing demand deposits	$302,841	$274,829	$294,594
Interest-bearing deposits:
NOW accounts	200,431	201,317	218,747
Money market accounts	452,373	361,138	256,297
Savings accounts	101,145	93,559	102,420
Time deposits of $100,000 and over	453,336	452,297	433,409
Brokered certificates of deposit	—	66,709	40,000
Other time deposits	487,238	477,150	441,380

Total interest-bearing deposits	1,694,523	1,652,170	1,492,253

Total deposits	1,997,364	1,926,999	1,786,847

Securities sold under agreements to repurchase	57,202	68,282	79,980
Other short-term borrowings	65,000	55,000	86,750
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	140,000	150,000	149,500
Other liabilities	21,112	17,543	19,068

Total liabilities	2,340,988	2,278,134	2,182,455

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, $1,000 liquidation value, shares authorized 59,000; issued and outstanding, 59,000 shares at June 30, 2009 and December 31, 2008 and none at June 30, 2008	590	590	—

Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 13,604,601 shares, 13,570,970 shares, and 13,503,852 shares, respectively	18,103	18,055	17,962
Surplus	102,076	101,719	41,811
Retained earnings	153,947	155,140	153,630
Warrant	2,808	2,808	—
Discount on preferred stock	(2,544)	(2,790)	—
Accumulated other comprehensive (loss) income	(521)	(1,724)	72

Total stockholders’ equity	274,459	273,798	213,475

Total liabilities and stockholders’ equity	$2,615,447	$2,551,932	$2,395,930

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Interest and dividend income:
Interest and fees on loans	$27,863	$29,725	$55,372	$60,989
Interest on Federal funds sold	—	1	—	29
Interest on deposits in other banks	60	6	114	14
Interest on money market investments	—	—	—	1
Interest on other interest-bearing deposits	—	15	—	40
Interest and dividends on securities:
Taxable	2,630	2,288	5,066	4,577
Nontaxable	1,424	1,273	2,789	2,528

Total interest and dividend income	31,977	33,308	63,341	68,178

Interest expense:
Interest on deposits	10,787	10,676	21,892	22,411
Interest on Federal funds purchased	—	96	—	264
Interest on short-term borrowings	712	1,001	1,343	3,037
Interest on long-term borrowings	1,774	1,707	3,688	3,513

Total interest expense	13,273	13,480	26,923	29,225

Net interest income	18,704	19,828	36,418	38,953
Provision for loan losses	4,855	1,676	7,985	3,276

Net interest income after provision for loan losses	13,849	18,152	28,433	35,677

Noninterest income:
Service charges on deposit accounts	2,105	2,329	4,101	4,449
Other service charges, commissions and fees	1,496	1,713	2,915	3,181
Gains on securities transactions, net	13	5	14	28
Gains on sales of loans	5,183	3,179	8,635	6,177
Gains (losses) on sales of other real estate and bank premises, net	(35)	(2)	(54)	135
Other operating income	516	432	1,000	1,034

Total noninterest income	9,278	7,656	16,611	15,004

Noninterest expenses:
Salaries and benefits	10,872	11,279	21,547	22,339
Occupancy expenses	1,735	1,719	3,532	3,427
Furniture and equipment expenses	1,162	1,232	2,371	2,497
Other operating expenses	8,582	5,804	14,828	11,704

Total noninterest expenses	22,351	20,034	42,278	39,967

Income before income taxes	776	5,774	2,766	10,714
Income tax (benefit) expense	(177)	1,441	60	2,729

Net income	$953	$4,333	$2,706	$7,985
Dividends paid and accumulated on preferred stock	738	—	1,475	—
Accretion of discount on preferred stock	124	—	246	—

Net income available to common shareholders	$91	$4,333	$985	$7,985

Earnings per share, basic	$0.01	$0.32	$0.07	$0.59

Earnings per share, diluted	$0.01	$0.32	$0.07	$0.59

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Dollars in thousands, except share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Warrant	Discount on Preferred Stock	Accumu- lated Other Compre- hensive Income (Loss)	Compre- hensive Income (Loss)	Total

Balance—December 31, 2007	$—	$17,879	$40,758	$152,238	$—	$—	$1,207		$212,082

Comprehensive income:
Net income				7,985				$7,985	7,985
Unrealized holding losses arising during the period (net of tax, $601)								(1,117)
Reclassification adjustment for gains included in net income (net of tax, $10)								(18)

Other comprehensive loss (net of tax, $611)							(1,135)	(1,135)	(1,135)

Total comprehensive income								$6,850

Dividends on Common Stock ($.37 per share)				(4,989)					(4,989)
Tax benefit from exercise of stock awards			42						42
Issuance of common stock under Dividend Reinvestment Plan (30,452 shares)		41	501						542
Issuance of common stock under Incentive Stock Option Plan (46,934 shares)		62	502						564
Stock repurchased under Stock repurchase plan		(20)	(234)						(254)
Cumulative-effect of a change in accounting principle				(1,604)					(1,604)
Stock-based compensation expense			242						242

Balance—June 30, 2008	$—	$17,962	$41,811	$153,630	$—	$—	$72		$213,475

Balance—December 31, 2008	$590	$18,055	$101,719	$155,140	$2,808	$(2,790)	$(1,724)		$273,798

Comprehensive income:
Net income				2,706				$2,706	2,706
Unrealized holding gains arising during the period (net of tax, $653)								1,212
Reclassification adjustment for gains included in net income (net of tax, $5)								(9)

Other comprehensive income (net of tax, $648)							1,203	1,203	1,203

Total comprehensive income								$3,909

Dividends on Common Stock ($.18 per share)				(2,455)					(2,455)
Tax benefit from exercise of stock awards			4						4
Issuance costs of Preferred Stock			(50)						(50)
Dividends on Preferred Stock				(1,198)					(1,198)
Accretion of discount on Preferred Stock				(246)		246			—
Issuance of common stock under Dividend Reinvestment Plan (20,806 shares)		27	239						266
Issuance of common stock under Incentive Stock Option Plan (900 shares)		1	8						9
Vesting of restricted stock under Stock Incentive Plan (14,313 shares)		20	(20)						—
Stock-based compensation expense			176						176

Balance—June 30, 2009	$590	$18,103	$102,076	$153,947	$2,808	$(2,544)	$(521)		$274,459

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Dollars in thousands)

(Unaudited)

	2009	2008
Operating activities:
Net income	$2,706	$7,985
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization of bank premises and equipment	2,614	2,679
Amortization, net	1,919	1,254
Provision for loan losses	7,985	3,276
Increase in loans held for sale, net	(34,645)	(6,808)
Gains on the sale of investment securities	(14)	(28)
(Gains) losses on sales of other real estate owned and premises, net	54	(135)
Stock-based compensation expense	176	242
Decrease in other assets	210	669
Increase in other liabilities	3,569	423

Net cash and cash equivalents provided by (used in) operating activities	(15,426)	9,557

Investing activities:
Purchases of securities available for sale	(134,659)	(29,209)
Proceeds from sales of securities available for sale	—	881
Proceeds from maturities, calls and paydowns of securities available for sale	38,877	21,184
Net increase in loans	(8,783)	(76,848)
Purchases of bank premises and equipment, net	(4,030)	(4,022)

Net cash and cash equivalents used in investing activities	(108,595)	(88,014)

Financing activities:
Net increase in noninterest-bearing deposits	28,012	13,189
Net increase in interest-bearing deposits	42,353	114,080
Net decrease in short-term borrowings	(1,080)	(116,156)
Net (decrease) increase in long-term borrowings	(10,000)	80,000
Cash dividends paid—common stock	(2,455)	(4,989)
Cash dividends paid—preferred stock	(1,198)	—
Tax benefit from the exercise of equity-based awards	4	42
Issuance of common stock	275	1,106
Issuance costs of preferred stock	(50)	—
Stock repurchased under stock repurchase plan	—	(254)

Net cash and cash equivalents provided by financing activities	55,861	87,018

(Decrease) increase in cash and cash equivalents	(68,160)	8,561
Cash and cash equivalents at beginning of the period	148,537	58,279

Cash and cash equivalents at end of the period	$80,377	$66,840

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$27,166	$29,741
Income taxes	—	3,233

Supplemental schedule of noncash investing and financing activities
Unrealized gains on securities available for sale	$1,851	$(1,746)
Transfer of loans to other real estate owned, net	7,558	250
Cumulative effect of a change in accounting principle	—	(1,604)

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

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

On March 30, 2009, the Company and First Market Bank, FSB (“First Market”) announced the signing of an agreement (as amended June 19, 2009), pursuant to which the Company will acquire First Market in an all stock transaction valued at approximately $105.4 million (based on the preannouncement stock price of $14.23 as of March 27, 2009 for the Company’s common stock). First Market, a privately held federally chartered savings bank with more than $1.3 billion in assets, operates 39 branches throughout central Virginia with 31 locations in the greater Richmond metropolitan area. This business combination will be accounted for under the acquisition method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations.

3.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires the costs resulting from all share-based payments to employees be recognized in the financial statements.

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company. The stock incentive plan makes available 525,000 shares which may be awarded to employees of the Company in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is 10 years from the date of grant and vests in equal annual installments of 20 percent over a five-year vesting schedule. The Company issues new shares to satisfy share-based awards. As of June 30, 2009, approximately 305,546 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

For the three and six month periods ended June 30, 2009, the Company recognized stock-based compensation expense of approximately $87 thousand and $132 thousand, net of tax, or approximately $0.01 per share, for both periods, in accordance with SFAS No. 123R.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2009:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2008	216,077	$21.12
Granted	3,490	12.59
Exercised	(900)	10.67
Forfeited	(1,587)	26.48

Options outstanding, June 30, 2009	217,080	20.98

Options exercisable, June 30, 2009	188,124	20.19

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
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

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of June 30, 2009 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	211,769	188,124
Weighted average remaining contractual life in years	4.74	4.28
Weighted average exercise price on shares above water	$10.28	$10.01
Aggregate intrinsic value	$199	$192

The total intrinsic value for stock options exercised during the three and six months ended June 30, 2009 was zero and $12 thousand, respectively. The fair value of stock options vested during the six months ended June 30, 2009 was approximately $173 thousand. Cash received from the exercise of stock options for the three and six months ended June 30, 2009 was zero and $10 thousand, respectively. The tax benefit realized from disqualifying dispositions during the six months ended June 30, 2009 was $4 thousand.

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

The following table summarizes the nonvested stock activity for the six months ended June 30, 2009:

	Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2008	58,954	$26.95
Granted	4,326	18.41
Vested	(14,313)	25.62
Forfeited	(1,133)	27.55

Balance, June 30, 2009	47,834	26.56

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of June 30, 2009 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the six months remaining of 2009	$45	$196	$241
For year ended December 31, 2010	92	196	288
For year ended December 31, 2011	54	30	84
For year ended December 31, 2012	16	26	42
For year ended December 31, 2013	2	4	6

Total	$209	$452	$661

4.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	June 30, 2009	June 30, 2008
Beginning balance	$25,496	$19,336
Recoveries credited to allowance	274	167
Loans charged off	(4,116)	(1,129)
Provision for loan losses	7,985	3,276

Ending balance	$29,639	$21,650

5.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS uses as the denominator the weighted average number of common shares outstanding during the period, including the effect of potentially dilutive common shares outstanding attributable to stock awards and the warrant issued to the United States Department of the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program under the Troubled Asset Relief Program. Accretion of discount on preferred stock is treated as a reduction of the numerator in calculating basic and diluted EPS. There were approximately 179,222 and 138,386 shares underlying anti-dilutive stock awards as of June 30, 2009 and 2008, respectively. Dividends paid on nonvested stock awards were approximately $6 thousand and $12 thousand as of June 30, 2009 and 2008.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three months ended June 30, 2009 and 2008 (dollars and shares in thousands, except per share amounts):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended June 30, 2009
Net income	$953	13,576	$0.07
Less: dividends paid and accumulated on preferred stock	738	—	0.05
Less: accretion of discount on preferred stock	124	—	0.01

Basic	$91	13,576	$0.01
Add: potentially dilutive common shares—warrant	—	—	—
Add: potentially dilutive common shares—stock awards	—	39	—

Diluted	$91	13,615	$0.01

For the Three Months ended June 30, 2008
Net income	$4,333	13,470	$0.32
Less: dividends paid and accumulated on preferred stock	—	—	—
Less: accretion of discount on preferred stock	—	—	—

Basic	$4,333	13,470	$0.32
Add: potentially dilutive common shares—warrant	—	—	—
Add: potentially dilutive common shares—stock awards	—	37	—

Diluted	$4,333	13,507	$0.32

For the Six Months ended June 30, 2009
Net income	$2,706	13,569	$0.20
Less: dividends paid and accumulated on preferred stock	1,475	—	0.11
Less: accretion of discount on preferred stock	246	—	0.02

Basic	$985	13,569	$0.07
Add: potentially dilutive common shares—warrant	—	—	—
Add: potentially dilutive common shares—stock awards	—	41	—

Diluted	$985	13,610	$0.07

For the Six Months ended June 30, 2008
Net income	$7,985	13,458	$0.59
Less: dividends paid and accumulated on preferred stock	—	—	—
Less: accretion of discount on preferred stock	—	—	—

Basic	$7,985	13,458	$0.59
Add: potentially dilutive common shares—warrant	—	—	—
Add: potentially dilutive common shares—stock awards	—	39	—

Diluted	$7,985	13,497	$0.59

6.	TRUST PREFERRED CAPITAL NOTES

On March 30, 2006, the Company formed Union Bankshares Corporation Statutory Trust II, a wholly owned subsidiary, for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity Bank & Trust Company (“Prosperity”) that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate for the period ending June 30, 2009 was 2.00%. The redeemable capital securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the financial statements.

During the first quarter of 2004, Union Bankshares Corporation Statutory Trust I, a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation (“Guaranty”). A Trust Preferred Capital Note of $22.5 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate for the period ending June 30, 2009 was 3.35%. The redeemable capital securities could be redeemed at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $696 thousand is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the financial statements.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three and six months ended June 30, 2009 and 2008 is as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated
Three Months Ended June 30, 2009
Net interest income	$18,258	$446	$—	$18,704
Provision for loan losses	4,855	—	—	4,855

Net interest income after provision for loan losses	13,403	446	—	13,849
Noninterest income	4,178	5,181	(81)	9,278
Noninterest expenses	18,600	3,832	(81)	22,351

Income before (loss) income taxes	(1,019)	1,795	—	776
Income tax (benefit) expense	(807)	630	—	(177)

Net income (loss)	$(212)	$1,165	$—	$953

Total assets	$2,607,302	$70,514	$(62,369)	$2,615,447

Three Months Ended June 30, 2008
Net interest income	$19,604	$224	$—	$19,828
Provision for loan losses	1,676	—	—	1,676

Net interest income after provision for loan losses	17,928	224	—	18,152
Noninterest income	4,548	3,189	(81)	7,656
Noninterest expenses	16,852	3,263	(81)	20,034

Income before income taxes	5,624	150	—	5,774
Income tax expense	1,379	62	—	1,441

Net income	$4,245	$88	$—	$4,333

Total assets	$2,392,340	$36,751	$(33,161)	$2,395,930

Six Months Ended June 30, 2009
Net interest income	$35,678	$740	$—	$36,418
Provision for loan losses	7,985	—	—	7,985

Net interest income after provision for loan losses	27,693	740	—	28,433
Noninterest income	8,144	8,628	(161)	16,611
Noninterest expenses	35,614	6,825	(161)	42,278

Income before income taxes	223	2,543	—	2,766
Income tax (benefit) expense	(832)	892	—	60

Net income	$1,055	$1,651	$—	$2,706

Total assets	$2,607,302	$70,514	$(62,369)	$2,615,447

Six Months Ended June 30, 2008
Net interest income	$38,637	$316	$—	$38,953
Provision for loan losses	3,276	—	—	3,276

Net interest income after provision for loan losses	35,361	316	—	35,677
Noninterest income	8,978	6,188	(162)	15,004
Noninterest expenses	33,736	6,393	(162)	39,967

Income before income taxes	10,603	111	—	10,714
Income tax expense	2,676	53	—	2,729

Net income	$7,927	$58	$—	$7,985

Total assets	$2,392,340	$36,751	$(33,161)	$2,395,930

8.	STOCK REPURCHASE

The Board of Directors had authorized management of the Company to buy up to 150,000 shares of its outstanding common stock in the open market at prices that management determines to be prudent. This authorization expired May 31, 2009. In March 2008, management repurchased 15,000 shares at a price of $16.87 per share. No shares were repurchased during the six months ended June 30, 2009.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS 165”), which sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made. Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued). The effective date is for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the second quarter of 2009 and the adoption did not have a material effect on the Company’s financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No 140, (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity and eliminates the exception for qualifying special-purpose entities from consolidation guidance. In addition, SFAS 166 establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet established sale conditions, sale accounting can be achieved only if the transferor transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s). SFAS 166 is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt the provisions of SFAS 166 in the first quarter 2010. The Company does not expect the adoption of SFAS 166 to have a material effect on the Company’s financial condition and results of operations.

Also in June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative, nongovernmental U.S. GAAP. The Codification does not change U.S. GAAP. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company will adopt the provisions of SFAS 168 in the third quarter 2009. The Company does not expect the adoption of the provisions of SFAS 168 to have a material effect on the Company’s financial condition and results of operations.

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

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2009
Amortizable core deposit intangibles	$20,215	$11,563	$8,652
Unamortizable goodwill	56,816	342	56,474

December 31, 2008
Amortizable core deposit intangibles	$20,215	$10,602	$9,613
Unamortizable goodwill	56,816	342	56,474

June 30, 2008
Amortizable core deposit intangibles	$20,215	$9,638	$10,577
Unamortizable goodwill	56,816	342	56,474

11.	COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At June 30, 2009 and 2008, the Company had outstanding loan commitments approximating $468.0 million and $672.2 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $22.5 million and $29.0 million at June 30, 2009 and 2008, respectively.

At June 30, 2009, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union Bank and Trust Company, a wholly owned subsidiary of Union Bankshares Corporation, had rate lock commitments to originate mortgage loans amounting to $112.8 million and loans held for sale of $64.1 million. Union Mortgage has entered into corresponding commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $176.9 million. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

12.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities as of June 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
June 30, 2009
U.S. government and agency securities	$6,111	$28	$—	$6,139
Obligations of states and political subdivisions	132,687	1,551	(4,940)	129,298
Corporate and other bonds	17,643	127	(2,416)	15,354
Mortgage-backed securities	233,125	5,269	(271)	238,123
Federal Reserve Bank stock—restricted	3,683	—	—	3,683
Federal Home Loan Bank stock—restricted	13,833	—	—	13,833
Other securities	256	—	(24)	232

Total securities	$407,338	$6,975	$(7,651)	$406,662

December 31, 2008
Obligations of states and political subdivisions	$124,090	$1,331	$(5,164)	$120,257
Corporate and other bonds	14,242	8	(2,114)	12,136
Mortgage-backed securities	157,098	3,576	(143)	160,531
Federal Reserve Bank stock—restricted	3,383	—	—	3,383
Federal Home Loan Bank stock—restricted	13,171	—	—	13,171
Other securities	255	—	(22)	233

Total securities	$312,239	$4,915	$(7,443)	$309,711

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
As of June 30, 2009
Obligations of states and political subdivisions	$32,148	$(1,290)	$28,087	$(3,650)	$60,235	$(4,940)
Mortgage-backed securities	44,188	(271)	(217)	—	43,971	(271)
Corporate and other bonds	6,947	(2,042)	3,317	(398)	10,264	(2,440)

Totals	$83,283	$(3,603)	$31,187	$(4,048)	$114,470	$(7,651)

As of December 31, 2008
Obligations of states and political subdivisions	$54,345	$(4,497)	$5,057	$(667)	$59,402	$(5,164)
Mortgage-backed securities	25,481	(116)	2,597	(27)	28,078	(143)
Corporate and other bonds	9,464	(1,954)	1,609	(182)	11,073	(2,136)

Totals	$89,290	$(6,567)	$9,263	$(876)	$98,553	$(7,443)

As of June 30, 2009, there was $31.2 million of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $4 million and consisted primarily of municipal obligations. In April 2009, FASB issued Staff Position (“FSP”) FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”) that amended other-than-temporary impairment (“OTTI”) guidance for debt securities regarding recognition and disclosure. The major change in the guidance was that an impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security, it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss.

The Company adopted this guidance during the second quarter of 2009. During the current quarter the Company conducted an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance and relevant industry research and analysis. Based on the assessment for the current quarter and in accordance with the revised guidance, no OTTI was recognized.

13.	FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157 Fair Value, (“SFAS No. 157”) on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS No. 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS No. 157 based on these two types of inputs are as follows:

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity then the security would fall to the lowest level of the hierarchy (Level 3). The carrying value of restricted Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009 (dollars in thousands):

	Fair Value Measurements at June 30, 2009 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance
ASSETS
Securities available for sale	$—	389,146	$—	$389,146

Total	$—	$389,146	$—	$389,146

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended June 30, 2009. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than two years old, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At June 30, 2009 the Company’s Level 3 loans consisted of one residential real estate development project of $12.5 million with a $2.0 million valuation reserve; one credit relationship secured by real estate (two assisted living facilities) of $7.3 million with a $500 thousand valuation reserve; two relationships secured by residential real estate lots of $3.5 million with a combined $568 thousand valuation reserve; and four relationships secured by inventory, receivables or equipment of $2.2 million with a combined $1.3 million valuation reserve.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance
ASSETS
Loans held for sale	$—	$64,069	$—	$64,069
Impaired Loans	—	18,762	21,113	39,875

Total	$—	$82,831	$21,113	$103,944

The Company’s nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis relate to other real estate owned (“OREO”), goodwill and core deposit intangibles. In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets”, OREO with a carrying value of $714 thousand was written down to its fair value of $666 thousand, resulting in an impairment charge of $48 thousand, which was included in earnings for the three months ended June 30, 2009. Total valuation expenses related to OREO for the three and six months ended June 30, 2009 were $48 thousand and $62 thousand, respectively. These expenses related to one residential real estate property.

The following table summarizes the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

	Fair Value Measurements at June 30, 2009 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance
ASSETS
Other real estate owned	$—	$666	$—	$666

Total	$—	$666	$—	$666

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, is effective for interim periods ending after June 15, 2009. This guidance amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), to require disclosure about fair value of financial instruments for interim periods. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2009 the carrying value and fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2009 are in the following table (dollars in thousands):

	June 30, 2009
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$80,377	$80,377
Securities available for sale	406,662	406,662
Loans held for sale	64,069	64,069
Net loans	1,841,867	1,826,581
Accrued interest receivable	11,209	11,209

Financial liabilities:
Deposits	1,997,364	2,011,670
Borrowings	322,512	328,363
Accrued interest payable	2,852	2,852

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the accompanying condensed consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of June 30, 2009 and 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union Bankshares Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Winchester, Virginia

August 7, 2009

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (collectively the “Company”). This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2008. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other statements concerning opinions or judgments of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, mergers and acquisitions, technology, and consumer spending and savings habits. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

Beginning January 1, 2009, business combinations must be accounted for under SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) using the acquisition method of accounting. The

Company has accounted for its previous business combinations under the purchase method of accounting, a cost allocation process which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. Costs that the Company expects, but is not obligated to incur in the future, to effect its plan to exit an activity of an acquiree or to terminate the employment of or relocate an acquiree’s employees are not liabilities at the acquisition date. The Company will not recognize these costs as part of applying the acquisition method. Instead, the Company will recognize these costs in its post-combination financial statements in accordance with other applicable GAAP.

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

BUSINESS OVERVIEW

Union Bankshares Corporation is one of the largest community banking organizations based in Virginia, providing full service banking to the Northern, Central, Rappahannock, Tidewater and Northern Neck regions of Virginia through its bank subsidiaries, Union Bank and Trust Company (42 locations in the counties of Albemarle, Caroline, Chesterfield, Fairfax, Fluvanna, Hanover, Henrico, King George, King William, Nelson, Spotsylvania, Stafford, Westmoreland, and the cities of Fredericksburg, Williamsburg, Newport News, Grafton and Charlottesville); Northern Neck State Bank (9 locations in the counties of Richmond, Westmoreland, Essex, Northumberland and Lancaster); and Rappahannock National Bank (7 locations in Washington, Front Royal, Middleburg, Warrenton and Winchester). Union Bank and Trust Company’s loan production office in Manassas was open through the first quarter of 2009 but was closed in early April 2009. Union Investment Services, Inc. provides full brokerage services; Union Mortgage Group, Inc. provides a full line of mortgage products; and Union Insurance Group, LLC offers various lines of insurance products. Union Bank and Trust Company also owns a non-controlling interest in Johnson Mortgage Company, LLC.

On March 14, 2008, the Company completed the previously announced merger of its affiliate Prosperity Bank & Trust Company into Union Bank and Trust Company (“Union Bank”).

On October 31, 2008, the Company completed the previously announced merger of its affiliate Bay Community Bank into Union Bank.

On March 30, 2009, the Company and First Market Bank, FSB announced the signing of an agreement, as amended on June 19, 2009, pursuant to which the Company will acquire First Market Bank, FSB in an all stock transaction valued at approximately $105.4 million (based on the preannouncement stock price of $14.23 as of March 27, 2009 for the Company’s common stock). First Market Bank, FSB, a privately held federally chartered savings bank with more than $1.3 billion in assets, operates 39 branches throughout central Virginia with 31 locations in the greater Richmond metropolitan area. Upon completion of the transaction, expected to occur before year end, the Company will become the largest Virginia based community banking organization with approximately 97 branch locations and total assets of over $4.0 billion.

Additional information is available on the Company’s website at www.ubsh.com. The shares of the Company are traded on the NASDAQ Global Select Market under the symbol “UBSH.”

RESULTS OF OPERATIONS

Net Income

Net income for the second quarter ended June 30, 2009 was $953 thousand, down $3.4 million from $4.3 million for the same period a year ago. The decrease was primarily driven by an increase in the provision for loan losses, increased Federal Deposit Insurance Corporation (“FDIC”) insurance assessments and a decline in net interest income. These factors were partially offset by increased profitability in the mortgage segment. The Company also incurred acquisition costs related to the announced merger with First Market Bank, FSB, expected to be consummated by year end.

Net income available to common shareholders, which deducts from net income the dividends and discount accretion on preferred stock, was $91 thousand for the quarter ended June 30, 2009. This decline represents a decrease in earnings per common share, on a diluted basis of $0.31, from $0.32 to $0.01 from the prior year’s same quarter. Before dividends and discount accretion on preferred stock, return on average common equity for the three months ended June 30, 2009 was 1.39%, while return on average assets was 0.15%, compared to 8.10% and 0.74%, respectively, for the same period in 2008.

On a linked quarter basis, net income of $953 thousand for the quarter ended June 30, 2009 declined $800 thousand from $1.7 million for the first quarter ended March 31, 2009. Net income available to common shareholders, which deducts from net income the dividends and discount accretion on preferred stock, was $91 thousand for the current quarter compared to $985 thousand from the most recent quarter. This represents a decline in earnings per share, on a diluted basis, of $0.06, from $0.07 to $0.01. The second quarter results were largely attributable to increased provision for loan losses and increased FDIC insurance assessments, partially offset by increased net interest income and income from the mortgage segment. Continued historically low interest rates helped drive increased profitability in the mortgage segment during the quarter.

As a supplement to U. S. GAAP, the Company also uses certain alternate financial measures to review its operating performance. Diluted earnings per share on a cash basis for the quarter ended June 30, 2009 was $0.09 as compared to $0.35 for the same quarter a year ago and $0.15 for the quarter ended March 31, 2009. Additionally, cash basis return on average tangible common equity for the quarter ended June 30, 2009 was 3.29% as compared to 12.64% in the prior year’s same quarter and 5.42% for the quarter ended March 31, 2009.

Net Interest Income

The decline in the target Federal funds rate since last year (from 2.00% to a range of 0% to 0.25%) continued to put significant pressure on the Company’s net interest margin and related net interest income during the second quarter. The asset sensitive positioning of the Company’s balance sheet combined with the previously mentioned interest rate declines have caused interest-earning assets to reprice faster than the Company’s interest-bearing deposits. While this positioning is expected to benefit the Company when interest rates (e.g., Prime rate, Federal funds rate) begin to rise, it will continue to negatively impact the margin in the interim.

For the six months ended June 30, 2009, the Federal Open Market Committee (“FOMC”) maintained the target range for the Federal funds rate at 0% to 0.25% and expects that the Federal funds rate will likely remain exceptionally low for an extended period. Additionally, the FOMC agreed to continue using liquidity and asset-purchase programs to support the financial markets and to stimulate the economy. The Company should benefit from an exceptionally low Federal funds rate through lower borrowing costs and transaction deposit rates, which are generally priced off the short-end of the yield curve.

For the three months ended June 30, 2009, net interest income, on a tax-equivalent basis, decreased $996 thousand, or 4.8%, to $19.6 million compared to the same period last year. This decrease was attributable to the decline in interest-earning asset yields outpacing the decline in costs of interest-bearing liabilities, resulting in a reduction in the net interest margin of 62 basis points, from 3.92% to 3.30%. Yields on interest-earning assets declined 95 basis points, driven predominately by lower loan yields and excess liquidity at the Federal Reserve Bank yielding only 0.25%. Costs of interest-bearing liabilities declined only 33 basis points over the same time, principally as a result of lower costs on certificates of deposit and lower Federal Home Loan Bank of Atlanta (“FHLB”) advances.

Average money market volumes increased $235 million from this same time last year, of which approximately $181 million relates to new volume resulting from the Company’s money market promotion. The money market promotion provided customers, who opened these accounts, a 3% yield through June 30, 2009. Following expiration of the offer, yields for these money market deposits adjusted to the Company’s regular money market rates, which at the time were 1.60% or lower. Compared to June 30, 2008, liquidity generated by this promotion allowed the Company to reduce reliance on other borrowings by approximately $56.5 million, and not to reissue any brokered certificates of deposit which had totaled approximately $40 million. It is expected that the repricing of these money market accounts will positively impact the net interest margin beginning in the third quarter.

On a linked quarter basis, tax-equivalent net interest income increased $1.0 million, or 5.5%, to $19.6 million. The tax-equivalent net interest margin increased 8 basis points to 3.30% from 3.22% for the most recent quarter. The net interest margin increase was partially attributable to a steeper decline in costs on interest-bearing liabilities as compared to the yields of interest-earning assets. Yields on interest-earning assets declined 6 basis points to 5.53% while the costs of interest-bearing liabilities declined 14 basis points to 2.63%. The decline in interest-earning asset yields was attributable to lower investment security yields, reduced loan demand and, to a lesser extent, an increase in nonaccrual loans. Excess funds, not utilized due to lower loan demand, have been deployed into taxable investment securities, having yields lower than loans, but greater than alternative Fed Funds sold or Federal Reserve Bank investment options. Improvements in the cost of funds were principally a result of declining costs on certificates of deposit and money market savings accounts.

For the six months ended June 30, 2009, tax-equivalent net interest income decreased $2.3 million, or 5.5%, to $38.3 million. The tax-equivalent net interest margin decreased 63 basis points to 3.26% from 3.89% compared to the prior year. The net interest margin decrease was partially attributable to a steeper decline in yields on interest-earning assets as compared to the costs of interest-bearing liabilities. Yields on interest-earning assets declined 112 basis points to 5.56% while the costs of interest-bearing liabilities declined only 53 basis points to 2.70%. The decline in interest-earning asset yields was attributable to lower yields and volume of loans in a declining rate environment, and to a lesser extent, an increase in nonaccrual loans. The decline in the cost of interest-bearing liabilities was attributable to declines in the cost of certificates of deposit, lower volumes and costs of FHLB advances, partially offset by increased volumes in promotional money market savings accounts.

On September 29, 2008, because of significant disruption and uncertainty in the financial markets, the Company borrowed $50 million in an FHLB advance at a rate of 3.52% with a maturity of September 28, 2009. Also, during the fourth quarter of 2008, the FOMC lowered the Federal funds target from 2.0% to a range of 0% to 0.25%. At that time, the Company considered the FHLB advance to be a contingency plan against unforeseen and unprecedented market movements. The earnings spread between the advance and the corresponding short-term investment yield was negative and consequently has had an unfavorable impact on the Company’s net interest margin. The repayment of this advance during the third quarter is expected to favorably impact the net interest margin.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For The Three Months Ended June 30,
	2009			2008			2007
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$258,950	$2,630	4.07%	$177,859	$2,289	5.18%	$169,359	$2,174	5.15%
Tax-exempt	121,400	2,192	7.24%	109,375	1,959	7.20%	97,521	1,760	7.24%

Total securities	380,350	4,822	5.08%	287,234	4,248	5.95%	266,880	3,934	5.91%
Loans, net (2)	1,871,142	27,462	5.89%	1,794,443	29,408	6.59%	1,612,164	31,401	7.81%
Loans held for sale	51,522	580	4.52%	31,021	449	5.82%	22,332	359	6.45%
Federal funds sold	304	—	0.17%	240	1	2.16%	1,802	122	5.49%
Money market investments	104	—	0.00%	152	—	0.01%	146	1	1.72%
Interest-bearing deposits in other banks	84,408	60	0.29%	951	5	2.29%	901	12	5.21%
Other interest-bearing deposits	2,598	—	0.00%	2,598	16	2.42%	2,598	35	5.39%

Total earning assets	2,390,428	32,924	5.53%	2,116,639	34,127	6.48%	1,906,823	35,864	7.54%

Allowance for loan losses	(28,249)			(20,746)			(18,306)
Total non-earning assets	251,820			249,805			242,636

Total assets	$2,613,999			$2,345,698			$2,131,153

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$203,276	86	0.17%	$228,009	362	0.64%	$208,068	334	0.64%
Money market savings	442,436	2,636	2.39%	207,603	1,149	2.23%	154,105	885	2.30%
Regular savings	100,309	97	0.39%	103,047	140	0.54%	104,743	200	0.76%
Certificates of deposit:
$100,000 and over	475,200	3,962	3.34%	439,298	4,348	3.98%	448,728	5,535	4.95%
Under $100,000	489,752	4,006	3.28%	483,611	4,677	3.89%	451,845	5,086	4.51%

Total interest-bearing deposits	1,710,973	10,787	2.53%	1,461,568	10,676	2.94%	1,367,489	12,040	3.53%
Other borrowings	315,517	2,486	3.18%	372,073	2,804	3.03%	256,380	3,868	6.05%

Total interest-bearing liabilities	2,026,490	13,273	2.63%	1,833,641	13,480	2.96%	1,623,869	15,908	3.93%

Noninterest-bearing liabilities:
Demand deposits	291,175			277,298			285,414
Other liabilities	20,540			19,536			17,499

Total liabilities	2,338,205			2,130,475			1,926,782
Stockholders’ equity	275,794			215,223			204,371

Total liabilities and stockholders’ equity	$2,613,999			$2,345,698			$2,131,153

Net interest income		$19,651			$20,647			$19,956

Interest rate spread (3)			2.90%			3.52%			3.61%
Interest expense as a percent of average earning assets			2.23%			2.56%			3.35%
Net interest margin			3.30%			3.92%			4.20%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Nonaccrual loans are included in average loans outstanding.
(3)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Six Months Ended June 30,
	2009			2008			2007
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$239,572	$5,066	4.26%	$177,298	$4,577	5.19%	$175,324	$4,505	5.18%
Tax-exempt	119,082	4,291	7.27%	108,196	3,890	7.23%	96,529	3,502	7.32%

Total securities	358,654	9,357	5.26%	285,494	8,467	5.96%	271,853	8,007	5.94%
Loans, net (2)	1,870,455	54,720	5.90%	1,781,636	60,520	6.83%	1,589,154	61,061	7.75%
Loans held for sale	45,146	1,011	4.52%	27,265	726	5.35%	21,989	660	6.05%
Federal funds sold	304	—	0.19%	1,592	29	3.66%	2,801	385	5.47%
Money market investments	98	—	0.00%	194	1	0.63%	205	2	1.97%
Interest-bearing deposits in other banks	89,294	114	0.26%	1,017	14	2.68%	1,018	27	5.27%
Other interest-bearing deposits	2,598	—	0.00%	2,598	40	3.12%	2,598	69	5.36%

Total earning assets	2,366,549	65,202	5.56%	2,099,796	69,797	6.68%	1,889,618	70,211	7.49%

Allowance for loan losses	(27,202)			(20,180)			(18,704)
Total non-earning assets	250,661			249,033			237,918

Total assets	$2,590,008			$2,328,649			$2,108,832

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$200,712	166	0.17%	$223,131	$736	0.66%	$207,137	652	0.63%
Money market savings	421,413	5,125	2.45%	187,817	2,075	2.22%	158,008	1,802	2.30%
Regular savings	97,953	198	0.41%	102,353	308	0.60%	105,022	426	0.82%
Certificates of deposit:
$100,000 and over	472,448	8,014	3.42%	444,711	9,420	4.26%	447,017	10,942	4.94%
Under $100,000	503,204	8,389	3.36%	481,870	9,872	4.12%	452,264	10,078	4.49%

Total interest-bearing deposits	1,695,730	21,892	2.60%	1,439,882	22,411	3.13%	1,369,448	23,900	3.52%
Other borrowings	317,488	5,031	3.20%	381,279	6,814	3.59%	239,017	7,476	6.31%

Total interest-bearing liabilities	2,013,218	26,923	2.70%	1,821,161	29,225	3.23%	1,608,465	31,376	3.93%

Noninterest-bearing liabilities:
Demand deposits	279,642			272,070			280,430
Other liabilities	20,977			20,582			17,185

Total liabilities	2,313,837			2,113,813			1,906,080
Stockholders’ equity	276,171			214,836			202,752

Total liabilities and stockholders’ equity	$2,590,008			$2,328,649			$2,108,832

Net interest income		$38,279			$40,572			$38,835

Interest rate spread (3)			2.86%			3.45%			3.56%
Interest expense as a percent of average earning assets			2.29%			2.80%			3.35%
Net interest margin			3.26%			3.89%			4.14%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Nonaccrual loans are included in average loans outstanding.
(3)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

Provision for Loan Losses

The provision for loan losses for the quarter ended June 30, 2009 was $4.9 million, an increase of $1.8 million over the most recent quarter and $3.2 million from the same quarter a year ago. Of the current quarter provision for loan losses, $2.0 million related to the one residential real estate development project. The increase in the provision for loan losses and the current levels of the allowance for loan losses reflect specific reserves related to nonperforming loans, net charge-off activity, loan growth, delinquency trends and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of the loan portfolio was 1.58% at June 30, 2009, 1.48% at March 31, 2009 and 1.19% and 1.36% for the periods ending June 30, 2008 and December 31, 2008, respectively.

Noninterest Income

For the three months ended June 30, 2009, noninterest income increased $1.6 million, or 21.2%, to $9.3 million from the second quarter of 2008. Gains on sales of loans in the mortgage segment accounted for $2.0 million of this increase, related to higher origination volume. Also, other operating income increased $84 thousand and investment securities gains increased $8 thousand. Partially offsetting these increases were declines in service charges on deposit accounts and other fee income of $224 thousand and $217 thousand, respectively. These declines were predominately the result of lower overdraft and returned check charges and fewer annuity sales than a year ago. Also, partially offsetting the noninterest income increase were losses recognized on the sale of other real estate owned of $35 thousand. Excluding the contribution from the mortgage segment, noninterest income declined $370 thousand, or 8.1%, and was primarily related to lower service charges on deposit accounts and other account fees.

On a linked quarter basis, noninterest income increased $1.9 million, or 26.5%, to $9.3 million from $7.3 million at March 31, 2009. Gains on sales of loans in the mortgage segment accounted for $1.7 million of this increase, related to higher origination volume. Also, other operating income increased $32 thousand and investment securities gains increased $12 thousand. The increase also included increases in service charges on deposit accounts and other fee income of $109 thousand and $77 thousand, respectively. These were predominately the result of increases in overdraft and return check fees and debit card income over the prior quarter. Excluding the contribution of the mortgage segment, noninterest income increased $212 thousand, or 5.3%, and primarily related to higher service charges on deposit accounts and other fee income.

For the six months ended June 30, 2009, noninterest income increased $1.6 million, or 10.7%, to $16.6 million from $15.0 million for the same period in 2008. Gains on sales of loans in the mortgage segment accounted for $2.5 million of this increase, related to higher origination volume. Partially offsetting this increase were declines in service charges on deposit accounts and other fee income of $348 thousand and $266 thousand, respectively. These declines were predominately the result of lower overdraft fees and returned check charges ($432 thousand), brokerage commissions ($163 thousand), annuity sales ($128 thousand), third party exchange fee income related to official checks ($114 thousand) and debit card income ($110 thousand), partially offset by increased ATM income ($247 thousand) and service charges on commercial accounts ($116 thousand). During the same period in 2008, the Company recorded gains of $127 thousand from the sale of bank owned real estate and $198 thousand relating to the mandatory redemption of certain classes of common stock to financial institution members of Visa U.S.A. Excluding the contribution of the mortgage segment and prior period gain transactions, noninterest income declined $508 thousand, or 5.9%, principally as a result of the aforementioned lower service charges on deposit accounts and other fee income.

Noninterest Expense

For the three months ended June 30, 2009, noninterest expense increased $2.3 million, or 11.6%, to $22.4 million compared to the second quarter of 2008. Other operating expenses increased $2.8 million. FDIC insurance assessment premiums accounted for $1.9 million of the increase and were comprised of a special insurance assessment of $1.2 million and an increase in the regular insurance assessment of $720 thousand. Acquisition costs associated with the proposed merger of First Market Bank, FSB were $363 thousand. Other costs contributing to the increase were higher legal expenses of $225 thousand relating to the Company’s problem loan workouts and collection, and increased marketing and advertising costs of $171 thousand relating to a centennial celebration for a bank affiliate (Northern Neck State Bank) and other advertising campaigns. Salaries and benefits decreased $407 thousand. Driving the decline was lower payroll expense of $385 thousand, lower profit sharing expense of $371 thousand and lower incentive compensation of $255 thousand, partially offset by higher commission expense in the mortgage segment of $658 thousand relating to increased loan origination volume. Furniture and equipment expense decreased $70 thousand and occupancy expenses increased $16 thousand. Excluding mortgage segment operations, increased FDIC special insurance assessment and acquisition related expenses, noninterest expense increased approximately $214 thousand, or 1.3%, primarily related to higher FDIC regular insurance assessments, legal expenses and marketing expenses, partially offset by lower payroll expenses.

On a linked quarter basis, noninterest expense increased $2.4 million, or 12.2%, to $22.4 million for the three months ended June 30, 2009. Other operating expenses increased $2.3 million. FDIC insurance assessment premiums accounted for $1.6 million of the increase and were comprised of a special insurance assessment of $1.2 million and an increase in the regular insurance assessment of $361 thousand. Acquisition costs associated with the proposed merger of First Market Bank, FSB increased $85 thousand to $363 thousand in the second quarter compared to $278 thousand in the first quarter. Other costs contributing to the increase were increased legal expenses related to the Company’s problem loan workouts and collection activities of $124 thousand, and increased marketing and advertising costs of $270 thousand principally related to a centennial celebration for a bank affiliate (Northern Neck State Bank) and other advertising campaigns. Salary and benefit expense increased $197 thousand, or 1.8%, which included higher commissions in the mortgage segment, partially offset by lower profit sharing and awards and incentive costs. Occupancy expense and furniture and equipment expense declined $62 thousand and $47 thousand, respectively. Excluding mortgage segment operations, increased FDIC special insurance assessment and acquisition related expenses, noninterest expense increased approximately $311 thousand, or 1.9%, primarily related to higher FDIC regular insurance assessments, marketing expenses and legal expenses, offset by lower profit sharing, awards and incentive costs and payroll expenses.

For the six months ended June 30, 2009, noninterest expense increased $2.3 million, or 5.8%, to $42.3 million compared to $40.0 million for the six month period ended June 30, 2008. Other operating expenses increased $3.1 million. FDIC insurance assessment premiums accounted for $2.5 million of the increase and were comprised of a special insurance assessment of $1.2 million and an increase in the regular insurance assessment of $1.3 million. Acquisition costs associated with the proposed merger of First Market Bank, FSB were $641 thousand in 2009. Other costs contributing to the increase were higher legal expenses of $330 thousand relating to the Company’s problem loan workouts and collection activities, and increased marketing and advertising costs of $184 thousand principally related to a centennial celebration for a bank affiliate (Northern Neck State Bank) and other advertising campaigns. Costs for maintaining an increased portfolio of other real estate owned increased $106 thousand from $4 thousand in the same period last year. Offsetting higher expenses were lower salary and benefit costs of $792 thousand, primarily due to lower profit sharing and incentive compensation, partially offset by higher commission expense in the mortgage segment related to strong origination volume in 2009. Furniture and equipment expenses declined $126 thousand, or 5.0%, and occupancy expenses increased $105 thousand, or 3.1%. Excluding mortgage segment operations, increased FDIC special insurance assessment, acquisition related expenses and prior year conversion costs related to merging affiliate banks, noninterest expense increased approximately $287 thousand, or 0.9%, primarily due to higher FDIC regular insurance assessments, occupancy expenses, marketing expenses and legal expenses, partially offset by lower salaries and benefits expenses.

During the first quarter of 2009, to replenish the Deposit Insurance Fund (“DIF”), the FDIC approved a final rule to impose a special insurance assessment of 5 basis points calculated on each bank’s total assets minus Tier 1 capital. The special insurance assessment was billed on June 30, payable on September 30 and recorded as a second quarter expense for all financial institutions. During the second quarter of 2009, the Company expensed $1.2 million related to the FDIC special insurance assessment. The special insurance assessment is in addition to the regular quarterly risk-based assessment. The assessment base for regular quarterly insurance assessments was not changed. The rule also authorizes the FDIC to impose an additional special insurance assessment of up to 5 basis points later in 2009 if additional replenishment of the DIF is needed. The FDIC indicates that this additional special insurance assessment is probable but the amount is uncertain.

For the six months ended June 30, 2009, acquisition costs associated with the proposed merger of First Market Bank, FSB, expected to be consummated by year end, were $641 thousand and are reported as a component of “Other operating expenses” within the Company’s “Condensed Consolidated Statements of Income.” These costs were predominately legal and due diligence costs. The Company expects to incur additional acquisition costs both prior to and after the consummation of the merger.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of June 30, 2009. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rate for the three and six months ended June 30, 2009 were -22.8% and 2.2%, respectively, compared to 25.0% and 25.5%, respectively for the same periods in 2008. The reduction in the effective tax rate was principally related to lower income before tax with a similar amount of nontaxable municipal bond interest income in each period.

SEGMENT INFORMATION

Community Banking Segment

For the three months ended June 30, 2009, the community bank segment reported a net loss of $212 thousand, a decline of $4.5 million from net income of $4.3 million reported a year ago. Net interest income after provision for loan losses declined $4.6 million, largely related to $3.2 million in higher provision for loan losses and declining interest-earning asset yields outpacing the decline in costs of interest-bearing liabilities. Noninterest income declined $370 thousand, or 8.1%, which included declines in service charges on deposit accounts and other fee income of $224 thousand and $217 thousand, respectively. Partially offsetting these declines were increases in other operating income of $86 thousand and investment securities gains of $8 thousand. Noninterest expense increased $1.7 million, or 10.4%, from a year ago. FDIC insurance assessment premiums accounted for $1.9 million of this increase and were comprised of a special insurance assessment of $1.2 million and an increase in the regular insurance assessment of $720 thousand. Acquisition costs associated with the proposed merger of First Market Bank, FSB were $363 thousand. Other costs contributing to the increase were higher legal expenses of $226 thousand relating to the Company’s problem loan workouts and collection, and increased marketing and advertising costs of $159 thousand principally relating to a centennial celebration for a bank affiliate (Northern Neck State Bank) and other advertising campaigns. Salaries and benefits decreased $1.0 million from a year ago. Driving the decline were lower payroll expenses of $365 thousand, lower profit sharing expense of $386 thousand and lower incentive compensation of $261 thousand. Furniture and equipment expense decreased $40 thousand and occupancy expenses increased $96 thousand. Excluding the FDIC special insurance assessment and acquisition related expenses, noninterest expense increased only $214 thousand, or 1.3%, primarily related to higher regular FDIC insurance assessments, legal and marketing expenses, partially offset by lower salary and benefits expenses.

On a linked quarter basis, community bank segment net income declined $1.5 million, from net income of $1.3 million reported in the three months ended March 31, 2009. Net interest income after provision declined $887 thousand, from $14.3 million to $13.4 million, largely related to $1.7 million in higher provision for loan losses partially offset by increased net interest income of $838 thousand. The net interest income increase was partially attributable to a steeper decline in costs on interest-bearing liabilities as compared to the yields of interest-earning assets. Noninterest income increased $212 thousand, or 5.3%, primarily related to increases in service charges on deposit accounts and other fee income of $109 thousand and $77 thousand, respectively. Other operating income increased $34 thousand. Noninterest expense increased $1.6 million, or 9.3%, which included higher other operating expenses of $2.3 million. Of the increase in other operating expenses, FDIC insurance assessment premiums accounted for $1.6 million and were comprised of a special insurance assessment of $1.2 million and an increase in the regular insurance assessment of $361 thousand. Acquisition costs associated with the proposed merger of First Market Bank, FSB increased $85 thousand to $363 thousand in the second quarter compared to $278 thousand in the first quarter. Other costs contributing to the increase were increased legal expenses related to the Company’s problem loan workouts and collection activities of $134 thousand, and increased marketing and advertising costs of $270 thousand principally related to a centennial celebration for a bank affiliate (Northern Neck State Bank) and other advertising campaigns. Salary and benefit expense decreased $614 thousand. Driving the decline were lower payroll expense of $227 thousand, lower profit sharing expense of $150 thousand and lower awards and incentive costs. Occupancy expense and furniture and equipment expense declined $39 thousand and $41 thousand, respectively. Excluding the FDIC special insurance assessment, acquisition related expenses and prior year conversion costs related to merging affiliate, noninterest expense increased $311 thousand, or 1.9%, primarily related to higher regular FDIC insurance assessments, legal and marketing expenses, partially offset by lower salary and benefits expenses.

For the six months ended June 30, 2009, community bank segment net income declined to $1.1 million from net income of $7.9 million reported in the six months ended June 30, 2008. Net interest income after provision for loan losses decreased $7.7 million, from $35.4 million to $27.7 million, primarily related to increases in provision for loan losses of $ 4.7 million and a decline in net interest income of $3.0 million compared to the prior year. The net interest margin decrease was partially attributable to a steeper decline in yields on interest-earning assets as compared to the costs of interest-bearing liabilities. The decline in interest-earning asset yields was attributable to lower yields and demand for loans in a declining rate environment, and to a lesser extent, an increase in nonaccrual loans. The decline in the cost of interest-bearing liabilities was attributable to declines in the cost of certificates of deposit, lower volumes and costs of FHLB advances partially offset by increased volumes in promotional money market savings accounts. Noninterest income decreased $834 thousand, or 9.3%, primarily related to declines in service charges on deposit accounts and other fee income of $348 thousand and $266 thousand, respectively. These declines were predominately the result of lower overdraft fees and returned check charges ($432 thousand), brokerage commissions ($163 thousand), annuity sales ($128 thousand), third party exchange fee income related to official checks ($114 thousand) and debit card income ($110 thousand) partially offset by increased ATM income ($247 thousand) and service charges on commercial accounts ($116 thousand). During the same period in 2008, the Company recorded gains of $127 thousand from the sale of bank owned real estate and $198 thousand relating to the mandatory redemption of certain classes of common stock to financial institution members of Visa U.S.A. Excluding the prior period gain transactions, noninterest income declined $508 thousand, or 5.9%. Noninterest expense increased $1.9 million, or 5.6%, to $35.6 million compared to $33.7 million for the six month period ended June 30, 2008. Other operating expenses increased $3.1 million. Of the increase in other operating expenses, FDIC insurance assessment premiums accounted for $2.5 million and were comprised of a special insurance assessment of $1.2 million and an increase in the regular insurance assessment of $1.3 million. Acquisition costs associated with the proposed merger of First Market Bank, FSB were $641 thousand in 2009. Other costs contributing to the increase were higher legal expenses of $321 thousand relating to the Company’s problem loan workouts and collection activities, and increased marketing and advertising costs of $174 thousand principally related to a centennial celebration for a bank affiliate and other advertising campaigns. Costs for maintaining an increased portfolio of other real estate owned increased $106 thousand from $4 thousand in the same period last year. Offsetting higher expenses were lower salary and benefit costs of $1.4 million, primarily due to lower payroll expenses of $443 thousand, lower profit sharing expense of $670 thousand, and lower incentive compensation of $327 thousand. Furniture and equipment expenses declined $58 thousand, and occupancy expenses increased $230 thousand. Excluding increased FDIC special insurance assessment, acquisition related expenses and prior year conversion costs related to merging affiliate banks, noninterest expense increased approximately $287 thousand, or 0.9%, primarily due to higher FDIC regular insurance assessments, occupancy expenses, marketing expenses and legal expenses, partially offset by lower salaries and benefits expenses.

Mortgage Segment

For the three months ended June 30, 2009, the mortgage segment net income increased $1.1 million to $1.2 million from $88 thousand for the same quarter in 2008. Originations increased $90.6 million to $217.6 million, or 71.4%, from the same period last year, resulting in an increase in loan revenue of $2.0 million, or 62.5%. Increased originations are principally attributable to historically low mortgage rates that have produced a surge in refinance volume. Loan-related expenses, including early payoff and early payment defaults attributable to current economic conditions, totaled $112 thousand during the period. Total noninterest expenses increased $568 thousand. Salaries and benefits increased $635 thousand primarily related to commission expenses on the increased loan volume. Other operating expenses increased $41 thousand principally due to higher underwriting fees related to loan volume and marketing and advertising in 2009. Occupancy, furniture and equipment expenses declined $80 thousand and $29 thousand, respectively, principally due to the nonrenewal of certain leased office locations.

On a linked quarter basis, mortgage segment net income increased $679 thousand to $1.2 million from $486 thousand in the first quarter of 2009. Originations increased $62.0 million to $217.6 million, or 39.9%, from the most recent quarter, resulting in an increase in loan revenue of $1.7 million, or 50.3%, due to attractive mortgage rates, strong refinance loan volume and lower median residential housing prices. Salaries and benefits increased $811 thousand as a result of the increase in commissions related to loan originations. Other operating expenses increased $55 thousand and included higher credit bureau fees, underwriting fees and other loan expenses related to loan volume. Occupancy expense and furniture and equipment expenses decreased $23 thousand and $4 thousand, respectively, principally due to the nonrenewal of certain leased office locations.

For the six months ended June 30, 2009, mortgage segment net income increased $1.6 million from $58 thousand to $1.7 million. Originations increased $137.6 million to $373.5 million, or 58.3%, from the same period last year, resulting in an increase in loan revenue of $2.4 million, or 39.5%. Salaries and benefits increased $646 thousand principally due to commission expenses related to increased loan originations. Occupancy costs decreased $125 thousand and furniture and equipment costs decreased $68 thousand, both related to the nonrenewal of certain leased office locations.

BALANCE SHEET

At June 30, 2009, total assets were $2.6 billion compared to $2.4 billion and $2.6 billion at June 30, 2008 and December 31, 2008, respectively. Net loans increased $39.8 million, or 2.2%, from June 30, 2008 and declined $6.7 million compared to December 31, 2008. The year over year increase in loan growth was concentrated in the commercial and home equity loan portfolios, partially offset by a decline in construction loans. On a linked quarter basis, net loans decreased $2.4 million, and the Company’s mortgage segment increased loans held for sale by $30.1 million. Total cash and cash equivalents were $80.4 million, an increase of $13.5 million from $66.8 million at June 30, 2008 and a decrease of $68.1 million from $148.5 million at December 31, 2008. The decline from December 31, 2008 is principally a function of reducing brokered certificates of deposits to zero from $66.7 million as well as redeploying cash into higher yielding investment securities. Deposits increased $210.5 million, or 11.8%, from the year ago period primarily due to increases in money market savings accounts. The Company reduced brokered certificates of deposit to zero at June 30, 2009, down from $40.0 million at June 30, 2008. Total borrowings, including repurchase agreements, decreased $54.0 million from June 30, 2008 to $322.5 million at June 30, 2009. The Company’s equity to assets ratio was 10.49% and 8.91% at June 30, 2009 and 2008, respectively.

Proceeds of $59 million from the issuance of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A to the U. S. Treasury added capital of $10 million to bank affiliates during the fourth quarter of 2008. See “Capital Resource” below for more information on the issuance. Since December 31, 2008, these funds have generally been invested with the Federal Reserve Bank as liquidity for anticipated lending activity, earning a nominal yield. During the second quarter of 2009, the Company began to redeploy some of this excess liquidity into short-term investment securities in order to obtain a more attractive return than Federal funds.

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

During the first quarter of 2008, the Company issued $40.0 million of brokered certificates of deposit with an average cost of 3.90%. During the third quarter of 2008, the Company issued an additional $41.7 million in brokered certificates of deposit with an average cost of 3.04%. These brokered certificates were issued at rates below the then-current prevailing local market rates. The Company reduced brokered certificates of deposit to zero on February 26, 2009 and has not reissued any such certificates. As previously mentioned, on September 29, 2008, the Company borrowed $50 million in an FHLB advance. These funds mature on September 28, 2009 and are expected to be fully repaid.

As of June 30, 2009, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature within one year totaled $1.1 billion, or 45.0% of total earning assets. As of June 30, 2009, approximately

$864 million, or 46.2%, of total loans are scheduled to mature within one year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	June 30, 2009	% of Total Loans	December 31, 2008	% of Total Loans	June 30, 2008	% of Total Loans
Loans secured by real estate:
Residential 1-4 family	$298,053	15.9%	$292,003	15.6%	$285,272	15.6%
Commercial	555,782	29.6%	550,680	29.4%	520,807	28.6%
Construction, land development and other land loans	385,292	20.6%	403,502	21.5%	413,284	22.7%
Second mortgages	35,726	1.9%	38,060	2.0%	37,324	2.0%
Equity lines of credit	173,430	9.3%	162,740	8.7%	153,367	8.4%
Multifamily	39,327	2.1%	37,321	2.0%	35,561	1.9%
Farm land	39,262	2.1%	30,727	1.6%	22,933	1.3%

Total real estate loans	1,526,872	81.5%	1,515,033	80.8%	1,468,548	80.5%

Commercial Loans	134,765	7.2%	146,827	7.8%	140,526	7.7%

Consumer installment loans
Personal	158,663	8.5%	160,161	8.5%	161,084	8.8%
Credit cards	16,011	0.9%	15,723	0.8%	14,041	0.8%

Total consumer installment loans	174,674	9.4%	175,884	9.3%	175,125	9.6%

All other loans	35,195	1.9%	36,344	1.9%	39,507	2.2%

Gross loans	$1,871,506	100.0%	$1,874,088	100.0%	$1,823,706	100.0%

As reflected in the loan table, at June 30, 2009, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring process, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Approximately $555.8 million, or 29.6%, of the Company’s loan portfolio is comprised of amortizing commercial real estate loans of which approximately 50% is owner-occupied real estate. In addition, $385.3 million of the loan portfolio is concentrated in real estate construction loans including raw land, land development, residential lots, speculative and presold residential construction and commercial construction loans (both owner-occupied and non-owner occupied). Of this amount, $150.4 million, or 39.0%, represents land and lot loans; $67.7 million, or 17.6%, represents speculative and presold residential construction loans (of which $52.6 million is to home builders); $84.7 million, or 22.0%, is commercial construction and $72.4 million, or 18.8%, represents land development loans. These loans are originated and underwritten by the Company’s lending staff and are generally secured by real estate located within the Company’s various trade areas, principally Fredericksburg, Richmond and Charlottesville. There is not a significant concentration of real estate loans in the Company’s Northern Virginia trade area. Softening in residential real estate has impacted the housing absorption rate and pricing. Any prolonging of this current real estate slump will have a greater negative impact on these portfolios.

Asset Quality

Industry concerns regarding asset quality, precipitated by subprime mortgage lending, declining real estate activity and general economic conditions, continued during the second quarter. These issues are impacting the markets in which the Company operates, mainly by slowing real estate activity and adding to the general economic uncertainty. The risk and performance of the Company’s loan portfolio are reflective of the relatively stable markets in which it operates. While these markets have experienced slow economic activity, they remain in much better condition than the well-publicized markets in Arizona, Florida, California and other states where the Company does not lend and does not have loan loss exposure. The Company’s loan portfolio also does not include exposure to subprime mortgage loans.

During the current quarter and for the year, the Company continued to experience deterioration in asset quality and anticipates there may be additional softening in the near-term. The Company has a significant concentration in real estate loans. Residential acquisition and development lending and builder/construction lending have been scaled back as housing activity across our markets has declined. While this softening negatively impacts delinquency and nonperforming asset levels, the collateralized nature of real estate loans serves to better protect the Company from loss.

Necessary resources are being devoted to the ongoing review of the portfolio and the workouts of problem assets to minimize any loss to the Company. Management will continue to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential and commercial real estate, and adjust the allowance for loan losses accordingly.

Net charge-offs were $2.9 million, or 0.63% of loans on an annualized basis, for the quarter ended June 30, 2009, compared to net charge-offs of $478 thousand, or 0.11%, in the same quarter last year and $922 thousand, or 0.20%, for the quarter ended March 31, 2009. Net charge-offs in the current quarter included construction loans of $1.8 million, credit cards of $330 thousand, indirect auto loans of $283 thousand, commercial loans of $221 thousand, home equity loans of $165 thousand and the remaining $101 thousand principally related to consumer loan charge-offs. At June 30, 2009, total past due loans were $27.9 million, or 1.49% of total loans, up from 0.62% a year ago, but down from 1.93% at March 31, 2009.

At June 30, 2009, nonperforming assets totaled $52.3 million, an increase of $39.4 million from a year ago and $13.1 million from March 31, 2009. The increases in 2009 and 2008 relate principally to loans in the real estate development and housing sector, including construction related businesses. The net increase in the current quarter of $13.1 million was primarily related to one residential real estate development project. The increase in nonperforming loans has reduced the coverage of these assets as a percentage of the allowance for loan losses from 178% at June 30, 2008 to 79% at June 30, 2009.

Nonperforming assets include $37.6 million in nonperforming loans. This total includes land development loans of $13.4 million, residential real estate loans of $9.1 million, commercial real estate loans of $9.0 million, commercial and industrial loans of $3.1 million, land loans of $1.2 million, and other loans totaling $1.8 million. Historically, and particularly in the current economic environment, the Company seeks to work with its customers on loan collection matters while taking appropriate actions to minimize any losses. These loans are closely monitored and evaluated for collection with appropriate loss reserves established where necessary.

Nonperforming assets also include $14.7 million in other real estate owned. This total includes land of $8.1 million, residential real estate of $3.0 million, land development loans of $1.6 million, commercial real estate of $1.0 million and land for development of bank branch sites of $1.0 million. Foreclosed properties have been adjusted to their fair values less selling costs at the time of foreclosure and any losses have been taken as loan charge-offs against the allowance for loan losses. Other real estate owned asset valuations are also evaluated at least quarterly in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and any necessary write down to fair value is recorded as an impairment. During the second quarter of 2009, $48 thousand was recorded as an impairment related to residential real estate. The year to date total impairment for other real estate owned was $62 thousand and related to one residential real estate relationship.

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the quarter ending:

	June 30, 2009	December 31, 2008	June 30, 2008
Nonaccrual loans	$37,612	$14,412	$12,135
Foreclosed properties	13,642	6,511	304
Real estate investment	1,020	629	476

Total nonperforming assets	$52,274	$21,552	$12,915

Balances
Allowance for loan losses	$29,639	$25,496	$21,650
Average loans, net of unearned income	1,870,455	1,865,992	1,781,636
Loans, net of unearned income	1,871,506	1,874,088	1,823,706

Ratios
Allowance for loan losses to loans	1.58%	1.36%	1.19%
Allowance for loan losses to NPAs	56.70%	118.30%	167.63%
Nonperforming assets to loans & other real estate	2.77%	1.15%	0.71%
Net charge-offs to loans	0.63%	0.42%	0.11%

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

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a total risk-based capital ratio of 14.29% and a Tier 1 risk-based capital ratio of 13.04% as of June 30, 2009. In addition, each of the Company’s subsidiary banks had risk-based capital ratios exceeding the minimum requirements of “well-capitalized” as established by the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC. The Company’s equity to asset ratio was 10.49% at June 30, 2009.

While the subsidiary banks’ risk-based capital levels are considered “well-capitalized” by regulatory definition, a prolonged period of earnings at current levels and dividend payouts could negatively impact capital ratios. The Company has a capital planning and monitoring process in place as it strives to maintain its historical strong capital levels and remain “well-capitalized.” During the first and second quarters of 2009, the Company reduced its dividend to $0.12 and $0.06 per share, respectively, to shareholders to reflect the recent financial performance of the Company and to maintain its strong capital base during this uncertain and difficult economic period.

In connection with its acquisitions of Prosperity and Guaranty, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

In December 2008, the Company issued 59,000 shares of the Company’s Preferred Stock having a liquidation preference of $1,000 per share, for a total price of $59 million. The issuance was made pursuant to the United States Department of the Treasury’s Capital Purchase Program under the Troubled Asset Relief Program. The Series A Preferred Stock pays a cumulative dividend at a rate of 5% per year during the first five years and thereafter at 9% per year. The transaction closed on December 19, 2008. At the time of issuance, the Treasury also received a warrant to purchase 422,636 shares of the Company’s common stock at an initial per share exercise price of $20.94. The warrant expires 10 years from the issuance date.

The following summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	June 30, 2009	December 31, 2008	June 30, 2008
Tier 1 capital	$268,516	$268,126	$204,852
Tier 2 capital	25,790	25,191	21,650
Total risk-based capital	294,306	293,317	226,502
Risk-weighted assets	2,059,366	2,015,008	1,972,993

Capital ratios:
Tier 1 risk-based capital ratio	13.04%	13.31%	10.38%
Total risk-based capital ratio	14.29%	14.56%	11.48%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.53%	11.14%	8.98%
Stockholders’ equity to assets	10.49%	10.73%	8.91%
Average tangible common equity to average tangible assets	6.12%	6.39%	6.51%

NON-GAAP MEASURES

In reporting the results as of June 30, 2009, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. For the three and six months ended June 30, 2009, cash basis operating dilutive earnings per share were $0.09 and $0.24 per share as compared to $0.35 and $0.64 per share for the same periods in 2008. Annualized cash basis returns on average tangible assets for the three and six months ended June 30, 2009 were 0.20% and 0.27%, respectively, as compared to 0.82% and 0.77%, respectively, for the same periods in 2008. Annualized cash basis returns on average tangible equity for the three and six months ended June 30, 2009 were 3.29% and 4.35%, respectively, as compared to 12.64% and 11.76%, respectively, for the same periods in 2008.

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

A reconciliation of these non-GAAP measures from their respective GAAP basis measures is presented in the following table (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net income	$953	$4,333	$2,706	$7,985
Plus: core deposit intangible amortization, net of tax	313	317	625	632

Cash basis operating earnings	1,266	4,650	3,331	8,617

Average assets	2,613,999	2,345,698	2,590,008	2,328,649
Less: average goodwill	56,474	56,474	56,474	56,474
Less: average core deposit intangibles	8,887	10,812	9,123	11,051

Average tangible assets	2,548,638	2,278,412	2,524,411	2,261,124

Average equity	275,794	215,223	276,171	214,836
Less: average goodwill	56,474	56,474	56,474	56,474
Less: average core deposit intangibles	8,887	10,812	9,123	11,051
Less: average preferred equity	56,258	—	56,204	—

Average tangible equity	154,175	147,937	154,370	147,311

Weighted average shares outstanding, diluted	13,615,294	13,506,929	13,609,625	13,496,874
Cash basis earnings per share, diluted	$0.09	$0.35	$0.24	$0.64
Cash basis return on average tangible assets	0.20%	0.82%	0.27%	0.77%
Cash basis return on average tangible equity	3.29%	12.64%	4.35%	11.76%

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month rate ramps, with interest rates rising gradually, versus an immediate increase or “shock” in rates, of 100 basis points up to 200 basis points. The ramp down 200 basis points analysis is not meaningful as interest rates are at historic lows and cannot drop another 200 basis points. The model, under all scenarios, does not drop the index below zero. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ending June 30, 2009 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+200 basis points	-1.93%	(1,813)
+100 basis points	-0.91%	(857)
Most likely rate scenario	0.00%	—
-100 basis points	-1.84%	(1,724)
-200 basis points	-4.90%	(4,598)

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances ending June 30, 2009 (dollars in thousands):

	Change In Economic Value Of Equity
	%	$
Change in Yield Curve:
+200 basis points	-6.69%	(23,740)
+100 basis points	-2.79%	(9,905)
Most likely rate scenario	0.00%	—
-100 basis points	-3.61%	(12,809)
-200 basis points	-12.49%	(44,322)

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

As of June 30, 2009, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities – None

(b)	Use of Proceeds – Not Applicable

(c)	Issuer Purchases of Securities – None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on April 21, 2009, at which time stockholders were asked to consider three proposals, as follows:

1.	to elect three (3) directors to serve as Class I directors for three-year terms, and

The vote tabulation was as follows:

Election of three Class I directors to serve for a term of three years:

Director	Votes For	Votes Withheld
Douglas E. Caton	10,329,731	121,266
R. Hunter Morin	10,323,720	127,277
Ronald L. Tillett	10,341,656	109,341

2.	to ratify the appointment of Yount, Hyde & Barbour, P.C. as the Company’s independent registered public accounting firm for 2009, and

The vote tabulation was as follows:

Ratification to appoint Yount, Hyde & Barbour, P.C. as the Company’s independent registered public accounting firm for 2009:

Votes For	Votes Against	Abstain
10,308,337	99,645	43,015

3.	to approve, in an advisory (non-binding) vote, the compensation of executives disclosed in the Proxy Statement.

The vote tabulation was as follows:

Approve, in an advisory (non-binding) vote, the compensations of executives disclosed in the

Proxy Statement:

Votes For	Votes Against	Abstain
9,772,926	275,085	402,986

The following directors’ terms of office continued after the 2009 annual meeting:

G. William Beale
Daniel I. Hansen
Ronald L. Hicks
Patrick J. McCann
Hullihen W. Moore.
W. Tayloe Murphy, Jr.
A. D. Whittaker

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description
2.01	First Amended and Restated Agreement and Plan of Reorganization, entered into on June 19, 2009 and dated and made effective as of March 30, 2009, between Union Bankshares Corporation and First Market Bank, FSB (incorporated by reference to Item 8.01 to the Current Report on Form 8-K filed on June 22, 2009).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation
(Registrant)

Date: August 7, 2009	By:	/s/ G. William Beale
G. William Beale,
President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ D. Anthony Peay
D. Anthony Peay,
Executive Vice President and Chief Financial Officer