Form 10-Q
period 2009-09-30
UNION BANKSHARES CORP
filed 2009-11-09
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The number of shares of common stock outstanding as of October 28, 2009 was 18,335,266.

UNION BANKSHARES CORPORATION

FORM 10-Q

iii

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	September 30,	December 31,	September 30,
	2009	2008	2008
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$36,601	$144,625	$49,848
Interest-bearing deposits in other banks	31,552	903	960
Money market investments	243	122	180
Other interest-bearing deposits	2,598	2,598	2,598
Federal funds sold	318	289	30,937

Total cash and cash equivalents	71,312	148,537	84,523

Securities available for sale, at fair value	398,870	309,711	290,357

Loans held for sale	42,096	29,424	22,983

Loans, net of unearned income	1,885,075	1,874,088	1,865,667
Less allowance for loan losses	32,930	25,496	24,420

Net loans	1,852,145	1,848,592	1,841,247

Bank premises and equipment, net	79,196	77,425	77,127
Other real estate owned	13,783	7,140	1,293
Core deposit intangibles, net	8,171	9,613	10,094
Goodwill	56,474	56,474	56,474
Other assets	61,237	65,016	64,067

Total assets	$2,583,284	$2,551,932	$2,448,165

LIABILITIES
Noninterest-bearing demand deposits	$299,452	$274,829	$284,940
Interest-bearing deposits:
NOW accounts	199,777	201,317	217,223
Money market accounts	428,729	361,138	272,830
Savings accounts	101,655	93,559	99,897
Time deposits of $100,000 and over	446,777	452,297	410,035
Brokered certificates of deposit	—	66,709	81,729
Other time deposits	489,178	477,150	447,506

Total interest-bearing deposits	1,666,116	1,652,170	1,529,220

Total deposits	1,965,568	1,926,999	1,814,160

Securities sold under agreements to repurchase	44,455	68,282	66,966
Other short-term borrowings	15,000	55,000	70,000
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	140,000	150,000	204,500
Other liabilities	17,720	17,543	18,280

Total liabilities	2,243,053	2,278,134	2,234,216

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $10.00 par value, $1,000 liquidation value, shares authorized 59,000; issued and outstanding, 59,000 shares at September 30, 2009 and December 31, 2008 and none at September 30, 2008	590	590	—

Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 18,335,266 shares, 13,570,970 shares, and 13,523,136 shares, respectively	24,395	18,055	17,988
Surplus	154,965	101,719	42,297
Retained earnings	155,073	155,140	155,387
Warrant	2,808	2,808	—
Discount on preferred stock	(2,418)	(2,790)	—
Accumulated other comprehensive (loss) income	4,818	(1,724)	(1,723)

Total stockholders’ equity	340,231	273,798	213,949

Total liabilities and stockholders’ equity	$2,583,284	$2,551,932	$2,448,165

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Interest and dividend income:
Interest and fees on loans	$28,308	$30,437	$83,680	$91,426
Interest on Federal funds sold	—	5	—	34
Interest on deposits in other banks	9	8	123	22
Interest on money market investments	—	—	—	1
Interest on other interest-bearing deposits	—	7	—	47
Interest and dividends on securities:
Taxable	2,794	2,220	7,860	6,797
Nontaxable	1,391	1,335	4,180	3,863

Total interest and dividend income	32,502	34,012	95,843	102,190

Interest expense:
Interest on deposits	9,330	10,685	31,222	33,096
Interest on Federal funds purchased	16	114	16	378
Interest on short-term borrowings	640	661	1,983	3,698
Interest on long-term borrowings	1,699	2,298	5,387	5,811

Total interest expense	11,685	13,758	38,608	42,983

Net interest income	20,817	20,254	57,235	59,207
Provision for loan losses	4,517	3,667	12,502	6,943

Net interest income after provision for loan losses	16,300	16,587	44,733	52,264

Noninterest income:
Service charges on deposit accounts	2,115	2,405	6,216	6,854
Other service charges, commissions and fees	1,507	1,804	4,422	4,985
Gains on securities transactions, net	16	1	30	29
Gains on sales of loans	3,761	2,790	12,396	8,967
Gains (losses) on sales of other real estate and bank premises, net	30	1,737	(24)	1,872
Other operating income	482	376	1,482	1,410

Total noninterest income	7,911	9,113	24,522	24,117

Noninterest expenses:
Salaries and benefits	10,856	11,046	32,403	33,385
Occupancy expenses	1,780	1,755	5,312	5,182
Furniture and equipment expenses	1,080	1,242	3,451	3,739
Other operating expenses	7,389	6,066	22,217	17,770

Total noninterest expenses	21,105	20,109	63,383	60,076

Income before income taxes	3,106	5,591	5,872	16,305
Income tax expense	301	1,336	361	4,065

Net income	$2,805	$4,255	$5,511	$12,240
Dividends paid and accumulated on preferred stock	737	—	2,212	—
Accretion of discount on preferred stock	125	—	372	—

Net income available to common shareholders	$1,943	$4,255	$2,927	$12,240

Earnings per share, basic	$0.13	$0.32	$0.21	$0.91

Earnings per share, diluted	$0.13	$0.31	$0.21	$0.91

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total

Balance - December 31, 2007	$—	$17,879	$40,758	$152,238	$—	$—	$1,207		$212,082

Comprehensive income:
Net income				12,240				$12,240	12,240
Unrealized holding losses arising during the period (net of tax, $1,567)								(2,911)
Reclassification adjustment for gains included in net income (net of tax, $10)								(19)

Other comprehensive loss (net of tax, $1,577)							(2,930)	(2,930)	(2,930)

Total comprehensive income								$9,310

Dividends on Common Stock ($.55 per share)				(7,487)					(7,487)
Tax benefit from exercise of stock awards			46						46
Issuance of common stock under Dividend Reinvestment Plan (43,279 shares)		58	755						813
Issuance of common stock under Incentive Stock Option Plan (50,198 shares)		71	577						648
Stock repurchased under Stock repurchase plan		(20)	(234)						(254)
Cumulative-effect of a change in accounting principle				(1,604)					(1,604)
Stock-based compensation expense			395						395

Balance - September 30, 2008	$—	$17,988	$42,297	$155,387	$—	$—	$(1,723)		$213,949

Balance - December 31, 2008	$590	$18,055	$101,719	$155,140	$2,808	$(2,790)	$(1,724)		$273,798

Comprehensive income:
Net income				5,511				$5,511	5,511
Unrealized holding gains arising during the period (net of tax, $3,533)								6,561
Reclassification adjustment for gains included in net income (net of tax, $11)								(19)

Other comprehensive income (net of tax, $3,522)							6,542	6,542	6,542

Total comprehensive income								$12,053

Dividends on Common Stock ($.24 per share)				(3,272)					(3,272)
Tax benefit from exercise of stock awards			4						4
Issuance costs of Preferred Stock			(50)						(50)
Dividends on Preferred Stock				(1,934)					(1,934)
Accretion of discount on Preferred Stock				(372)		372			—
Issuance of Common stock (4,725,000 shares)		6,284	52,686						58,970
Issuance of common stock under Dividend Reinvestment Plan (26,471 shares)		35	322						357
Issuance of common stock under Incentive Stock Option Plan (900 shares)		1	8						9
Vesting of restricted stock under Stock Incentive Plan (14,313 shares)		20	(20)						—
Stock-based compensation expense			296						296

Balance - September 30, 2009	$590	$24,395	$154,965	$155,073	$2,808	$(2,418)	$4,818		$340,231

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands)

(Unaudited)

	2009	2008
Operating activities:
Net income	$5,511	$12,240
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization of bank premises and equipment	3,845	3,983
Amortization, net	3,127	1,900
Provision for loan losses	12,502	6,943
(Increase) decrease in loans held for sale, net	(12,672)	2,265
Gains on the sale of investment securities	(30)	(29)
Losses (gains) on sales of other real estate owned and premises, net	23	(1,872)
Stock-based compensation expense	296	395
Increase in other assets	(129)	(1,319)
Increase (decrease) in other liabilities	177	(365)

Net cash and cash equivalents provided by operating activities	12,650	24,141

Investing activities:
Purchases of securities available for sale	(145,850)	(41,347)
Proceeds from sales of securities available for sale	4,127	881
Proceeds from maturities, calls and paydowns of securities available for sale	61,359	28,344
Net increase in loans	(26,219)	(119,706)
Purchases of bank premises and equipment, net	(2,118)	(3,497)

Net cash and cash equivalents used in investing activities	(108,701)	(135,325)

Financing activities:
Net increase in noninterest-bearing deposits	24,623	3,535
Net increase in interest-bearing deposits	13,946	151,047
Net decrease in short-term borrowings	(63,827)	(145,920)
Net (decrease) increase in long-term borrowings	(10,000)	135,000
Cash dividends paid - common stock	(3,272)	(7,487)
Cash dividends paid - preferred stock	(1,934)	—
Tax benefit from the exercise of equity-based awards	4	46
Proceeds from the issuance of common stock	59,336	1,461
Issuance costs of preferred stock	(50)	—
Stock repurchased under stock repurchase plan	—	(254)

Net cash and cash equivalents provided by financing activities	18,826	137,428

(Decrease) increase in cash and cash equivalents	(77,225)	26,244
Cash and cash equivalents at beginning of the period	148,537	58,279

Cash and cash equivalents at end of the period	$71,312	$84,523

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$39,232	$43,397
Income taxes	—	4,771

Supplemental schedule of noncash investing and financing activities
Unrealized gains on securities available for sale	$10,064	$(4,507)
Transfer of loans to other real estate owned, net	(10,165)	1,587
Cumulative effect of a change in accounting principle	—	(1,604)

See accompanying notes to condensed consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2009

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

Subsequent events have been considered through November 2, 2009, the same date that these financial statements were issued.

As more fully described in the section labeled Recent Accounting Pronouncements the Company adopted Accounting Standards Codification (“ASC”) 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“ASC 105”), during the third quarter 2009. ASC 105 establishes a single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”). The effective date of ASC 105 is for interim and annual reporting periods ending after September 15, 2009.

2. MERGERS AND ACQUISITIONS

On March 30, 2009, the Company and First Market Bank, FSB (“First Market”) announced the signing of an agreement (as amended June 19, 2009), pursuant to which the Company will acquire First Market in an all stock transaction valued at approximately $105.4 million (based on the pre-announcement stock price of $14.23 as of March 27, 2009 for the Company’s common stock). First Market, a privately held federally chartered savings bank with more than $1.3 billion in assets, operates 39 branches throughout central Virginia with 31 locations in the greater Richmond metropolitan area. In accordance with GAAP, this business combination will be accounted for under the acquisition method of accounting.

3. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted ASC 718 (formerly SFAS No. 123R) Stock Compensation. This statement requires the costs resulting from all share-based payments to employees be recognized in the financial statements.

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company. The stock incentive plan makes available 525,000 shares which may be awarded to employees of the Company in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Under the plan,

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is 10 years from the date of grant and vests in equal annual installments of 20 percent over a five-year vesting schedule. The Company issues new shares to satisfy share-based awards. As of September 30, 2009, approximately 305,546 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

For the three and nine month periods ended September 30, 2009, the Company recognized stock-based compensation expense of approximately $86 thousand and $218 thousand, net of tax, or approximately $0.01 per share and $0.02 per share for the three and nine month periods ended September 30, 2009, respectively.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2009:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2008	216,077	$21.12
Granted	3,490	12.59
Exercised	(900)	10.67
Forfeited	(1,587)	26.48

Options outstanding, September 30, 2009	217,080	20.98

Options exercisable, September 30, 2009	188,124	20.19

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
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

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of September 30, 2009 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	211,769	188,124
Weighted average remaining contractual life in years	4.41	4.03
Weighted average exercise price on shares above water	$9.98	$10.01
Aggregate intrinsic value	$97	$97

The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2009 was zero and $12 thousand, respectively. The fair value of stock options vested during the nine months ended September 30, 2009 was approximately $173 thousand. Cash received from the exercise of stock options for the three and nine months ended September 30, 2009 was zero and $10 thousand, respectively. The tax benefit realized from disqualifying dispositions during the nine months ended September 30, 2009 was $4 thousand.

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

The following table summarizes the nonvested stock activity for the nine months ended September 30, 2009:

	Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2008	58,954	$26.95
Granted	4,326	18.41
Vested	(14,313)	25.62
Forfeited	(1,133)	27.55

Balance, September 30, 2009	47,835	26.56

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of September 30, 2009 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the three months remaining of 2009	$22	$98	$120
For year ended December 31, 2010	92	196	288
For year ended December 31, 2011	54	30	84
For year ended December 31, 2012	16	26	42
For year ended December 31, 2013	2	4	6

Total	$186	$354	$540

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

4. ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	September 30, 2009	September 30, 2008
Beginning balance	$25,496	$19,336
Recoveries credited to allowance	1,024	227
Loans charged off	(6,092)	(2,086)
Provision for loan losses	12,502	6,943

Ending balance	$32,930	$24,420

5. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS uses as the denominator the weighted average number of common shares outstanding during the period, including the effect of potentially dilutive common shares outstanding attributable to stock awards and the warrant issued to the United States Department of the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program under the Troubled Asset Relief Program. Accretion of discount on preferred stock is treated as a reduction of the numerator in calculating basic and diluted EPS. There were approximately 178,203 and 132,144 shares underlying anti-dilutive stock awards as of September 30, 2009 and 2008, respectively. Dividends paid on nonvested stock awards were approximately $8 thousand and $19 thousand as of September 30, 2009 and 2008.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three months ended September 30, 2009 and 2008 (dollars and shares in thousands, except per share amounts):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended September 30, 2009
Net income	2,805	15,124	$0.19
Less: dividends paid and accumulated on preferred stock	737	—	0.05
Less: accretion of discount on preferred stock	125	—	0.01

Basic	$1,943	15,124	$0.13
Add: potentially dilutive common shares - warrant	—	—	—
Add: potentially dilutive common shares - stock awards	—	41	—

Diluted	$1,943	15,165	$0.13

For the Three Months ended September 30, 2008
Net income	$4,255	13,482	$0.32
Less: dividends paid and accumulated on preferred stock	—	—	—
Less: accretion of discount on preferred stock	—	—	—

Basic	$4,255	13,482	$0.32
Add: potentially dilutive common shares - warrant	—	—	—
Add: potentially dilutive common shares - stock awards	—	55	(0.01)

Diluted	$4,255	13,537	$0.31

For the Nine Months ended September 30, 2009
Net income	5,511	14,093	$0.39
Less: dividends paid and accumulated on preferred stock	2,212	—	0.16
Less: accretion of discount on preferred stock	372	—	0.02

Basic	$2,927	$14,093	$0.21
Add: potentially dilutive common shares - warrant	—	—	—
Add: potentially dilutive common shares - stock awards	—	41	—

Diluted	$2,927	14,134	$0.21

For the Nine Months ended September 30, 2008
Net income	$12,240	13,466	$0.91
Less: dividends paid and accumulated on preferred stock	—	—	—
Less: accretion of discount on preferred stock	—	—	—

Basic	$12,240	13,466	$0.91
Add: potentially dilutive common shares - warrant	—	—	—
Add: potentially dilutive common shares - stock awards	—	45	—

Diluted	$12,240	13,511	$0.91

6. TRUST PREFERRED CAPITAL NOTES

On March 30, 2006, the Company formed Union Bankshares Corporation Statutory Trust II, a wholly owned subsidiary, for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity Bank & Trust Company (“Prosperity”) that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate for the period ended September 30, 2009 was 1.69%. The redeemable capital securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the financial statements.

During the first quarter of 2004, Union Bankshares Corporation Statutory Trust I, a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation (“Guaranty”). A Trust Preferred Capital Note of $22.5 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate for the period ended September 30, 2009 was 3.04%. The redeemable capital securities have been redeemable at par since June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $696 thousand is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

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

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three and nine months ended September 30, 2009 and 2008 is as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated
Three Months Ended September 30, 2009
Net interest income	$20,467	$350	$—	$20,817
Provision for loan losses	4,517	—	—	4,517

Net interest income after provision for loan losses	15,950	350	—	16,300
Noninterest income	4,234	3,757	(80)	7,911
Noninterest expenses	17,542	3,644	(80)	21,105

Income before income taxes	2,642	463	—	3,106
Income tax expense	133	168	—	301

Net income	$2,509	$295	$—	$2,805

Total assets	$2,578,505	$48,835	$(44,056)	$2,583,284

Three Months Ended September 30, 2008
Net interest income	$20,072	$182	$—	$20,254
Provision for loan losses	3,667	—	—	3,667

Net interest income after provision for loan losses	16,405	182	—	16,587
Noninterest income	6,415	2,778	(80)	9,113
Noninterest expenses	17,354	2,835	(80)	20,109

Income before income taxes	5,465	124	—	5,591
Income tax expense	1,285	51	—	1,336

Net income	$4,180	$73	$—	$4,255

Total assets	$2,445,578	$27,920	$(25,333)	$2,448,165

Nine Months Ended September 30, 2009
Net interest income	$56,145	$1,090	$—	$57,235
Provision for loan losses	12,502	—	—	12,502

Net interest income after provision for loan losses	43,643	1,090	—	44,733
Noninterest income	12,378	12,385	(241)	24,522
Noninterest expenses	53,156	10,468	(241)	63,383

Income before income taxes	2,865	3,007	—	5,872
Income tax (benefit) expense	(699)	1,060	—	361

Net income	$3,564	$1,947	$—	$5,511

Total assets	$2,578,505	$48,835	$(44,056)	$2,583,284

Nine Months Ended September 30, 2008
Net interest income	$58,710	$497	—	$59,207
Provision for loan losses	6,943	—	—	6,943

Net interest income after provision for loan losses	51,767	497	—	52,264
Noninterest income	15,392	8,968	(243)	24,117
Noninterest expenses	51,090	9,229	(243)	60,076

Income before income taxes	16,069	236	—	16,305
Income tax expense	3,961	104	—	4,065

Net income	$12,108	$132	$—	$12,240

Total assets	$2,445,578	$27,920	$(25,333)	$2,448,165

8. STOCK REPURCHASE

The Board of Directors had authorized management of the Company to buy up to 150,000 shares of its outstanding common stock in the open market at prices that management determines to be prudent. This authorization expired May 31, 2009. In March 2008, management repurchased 15,000 shares at a price of $16.87 per share. No shares were repurchased during the nine months ended September 30, 2009.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105 which established the Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company adopted the provisions of ASC 105 in the third quarter 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

SEC accounting literature not included in the Codification will become nonauthoritative. The Company does not expect the adoption of the provisions of ASC 105 to have a material effect on the Company’s financial condition and results of operations.

Also in June 2009, the FASB issued ASC 860 (formerly SFAS No. 166), Transfers and Servicing. This statement removes the concept of a qualifying special-purpose entity and eliminates the exception for qualifying special-purpose entities from consolidation guidance. In addition, it establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet established sale conditions, sale accounting can be achieved only if the transferor transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s). ASC 860 is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt the provisions of SFAS 166 in the first quarter 2010. The Company does not expect the adoption of ASC 860 to have a material effect on the Company’s financial condition and results of operations.

In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165), Subsequent Events. This statement sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made. Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued). The effective date is for interim and annual periods ending after June 15, 2009. The Company adopted ASC 855 during the second quarter of 2009 and the adoption did not have a material effect on the Company’s financial condition and results of operations.

10. GOODWILL AND INTANGIBLE ASSETS

The Company adopted ASC 350 (formerly SFAS No. 142), Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of this statement discontinued the amortization of goodwill and intangible assets with indefinite lives but require an impairment review at least annually and more frequently if certain impairment indicators are evident. Based on the annual testing for impairment of goodwill and intangible assets, the Company has recorded no impairment charges to date.

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 15 years. As part of the purchase price allocation for the acquisition of deposits related to the acquisition of six former Provident Bank branches in September 2007, the Company recorded $4.3 million in goodwill and $1.1 million in core deposit intangible assets. The core deposit intangible assets recorded for those bank branches are being amortized over an average of 7.9 years. As part of the purchase price allocation for the acquisition of Prosperity in 2006, the Company recorded $20.6 million in goodwill and $5.5 million in core deposit intangible assets. The core deposit intangible assets recorded for the Prosperity acquisition are being amortized over an average of 9.1 years. Prior to 2006, the Company’s goodwill and core deposit intangibles recorded under the purchase method of accounting totaled $31.9 million and $13.6 million, respectively.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2009
Amortizable core deposit intangibles	$20,215	$12,044	$8,171
Unamortizable goodwill	56,816	342	56,474

December 31, 2008
Amortizable core deposit intangibles	$20,215	$10,602	$9,613
Unamortizable goodwill	56,816	342	56,474

September 30, 2008
Amortizable core deposit intangibles	$20,215	$10,121	$10,094
Unamortizable goodwill	56,816	342	56,474

11. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At September 30, 2009 and 2008, the Company had outstanding loan commitments approximating $473.5 million and $627.3 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $26.3 million and $29.9 million at September 30, 2009 and 2008, respectively.

At September 30, 2009, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union Bank and Trust Company, a wholly owned subsidiary of Union Bankshares Corporation, had rate lock commitments to originate mortgage loans amounting to $131.2 million and loans held for sale of $42.2 million. Union Mortgage has entered into corresponding commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $173.4 million. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

12. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities as of September 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
September 30, 2009
U.S. government and agency securities	$5,762	$115	$—	$5,877
Obligations of states and political subdivisions	125,537	3,406	(2,170)	126,773
Corporate and other bonds	17,226	217	(1,403)	16,040
Mortgage-backed securities	225,035	7,445	(70)	232,411
Federal Reserve Bank stock - restricted	3,683	—	—	3,683
Federal Home Loan Bank stock - restricted	13,833	—	—	13,833
Other securities	256	14	(18)	253

Total securities	$391,332	$11,198	$(3,661)	$398,870

December 31, 2008
Obligations of states and political subdivisions	$124,090	$1,331	$(5,164)	$120,257
Corporate and other bonds	14,242	8	(2,114)	12,136
Mortgage-backed securities	157,098	3,576	(143)	160,531
Federal Reserve Bank stock - restricted	3,383	—	—	3,383
Federal Home Loan Bank stock - restricted	13,171	—	—	13,171
Other securities	255	—	(22)	233

Total securities	$312,239	$4,915	$(7,443)	$309,711

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
As of September 30, 2009
Obligations of states and political subdivisions	$4,820	$(132)	$36,068	$(2,038)	$40,888	$(2,170)
Mortgage-backed securities	9,821	(70)	—	—	9,821	(70)
Corporate and other bonds	1,468	(527)	4,732	(894)	6,200	(1,421)

Totals	$16,109	$(729)	$40,800	$(2,932)	$56,909	$(3,661)

As of December 31, 2008
Obligations of states and political subdivisions	$54,345	$(4,497)	$5,057	$(667)	$59,402	$(5,164)
Mortgage-backed securities	25,481	(116)	2,597	(27)	28,078	(143)
Corporate and other bonds	9,464	(1,954)	1,609	(182)	11,073	(2,136)

Totals	$89,290	$(6,567)	$9,263	$(876)	$98,553	$(7,443)

As of September 30, 2009, there were $40.8 million of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $2.9 million and consisted primarily of municipal obligations. In the second quarter of 2009 the Company adopted ASC 320-10-65 (formerly FAS 115-2 and FAS 124-2) Recognition and Presentation of Other-Than-Temporary Impairment that amended other-than-temporary impairment (“OTTI”) guidance for debt securities regarding recognition and disclosure. The major change in the guidance was that an impairment is other-than-temporary if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

During each quarter the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance and relevant industry research and analysis. Based on the assessment for the current quarter and in accordance with the revised guidance, no OTTI was recognized.

13. FAIR VALUE MEASUREMENTS

The Company adopted ASC 820 (formerly SFAS No. 157), Fair Value Measurements and Disclosures (“ASC 820”), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. This statement clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under ASC 820 based on these two types of inputs are as follows:

Level 1	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the markets.

Level 3	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market. These unobservable inputs reflect the Company’s assumptions about what market participants would use and information that is reasonably available under the circumstances without undue cost and effort.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

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

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009 (dollars in thousands):

	Fair Value Measurements at September 30, 2009 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale	$—	381,353	$—	$381,353

Total	$—	$381,353	$—	$381,353

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended September 30, 2009. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than two years old, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At September 30, 2009 the Company’s Level 3 loans consisted of one residential real estate development project of $12.4 million with a $3.0 million valuation reserve; one relationship secured by residential real estate lots of $3.0 million with a $640 thousand valuation reserve; and six unrelated relationships secured by inventory, receivables or equipment of $2.8 million with a combined $1.7 million valuation reserve.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

	Fair Value Measurements at September 30, 2009 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$42,096	$—	$42,096
Impaired Loans	—	16,939	12,816	29,755

Total	$—	$59,035	$12,816	$71,851

The Company’s nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis relate to other real estate owned (“OREO”), goodwill and core deposit intangibles. In accordance with ASC 360 (formerly SFAS No. 144), Property, Plant and Equipment (“ASC 360”), OREO with a carrying value of $592 thousand was written down to its fair value of $530 thousand, resulting in an impairment charge of $62 thousand. Total valuation expenses related to OREO for the three and nine months ended September 30, 2009 were zero and $62 thousand, respectively. These expenses related to one residential real estate property.

The following table summarizes the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

	Fair Value Measurements at September 30, 2009 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Other real estate owned	$—	$530	$—	$530

Total	$—	$530	$—	$530

ASC 825 (formerly FSP FAS 107-1 and APB 28-1), Financial Instruments, is effective for interim periods ending after June 15, 2009. This statement requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

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

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2009 the carrying value and fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of September 30, 2009 are in the following table (dollars in thousands):

	September 30, 2009
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$71,312	$71,312
Securities available for sale	398,870	398,870
Loans held for sale	42,096	42,096
Net loans	1,852,145	1,854,103
Accrued interest receivable	10,687	10,687

Financial liabilities:
Deposits	1,965,568	1,977,779
Borrowings	259,765	266,793
Accrued interest payable	2,471	2,471

14. SUBSEQUENT EVENT

On October 27, 2009, the Company announced that it received the required shareholder approvals for its acquisition of First Market and for changing its corporate name to Union First Market Bankshares Corporation. Union and First Market also unveiled the new logo and the new combined bank name to be used following the merger of two of its member banks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union Bankshares Corporation

Bowling Green, Virginia

We have reviewed the accompanying condensed consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of September 30, 2009 and 2008, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 9, 2009

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (collectively the “Company”). This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2008. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses and for mergers and acquisitions. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following is a summary of the Company’s critical accounting policies that are highly dependent on estimates, assumptions and judgments.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 (formerly SFAS No. 5), Contingencies, which requires that losses be accrued when occurrence is probable and can be reasonably estimated, and (ii) ASC 310-40 (formerly SFAS No. 114), Receivables, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to applicable GAAP. Management’s estimate of each homogenous pool component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the loan portfolio; the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

Applicable GAAP requires that the impairment of loans that have been separately identified for evaluation are measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. This statement also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on impaired loans.

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

Beginning January 1, 2009, business combinations must be accounted for under ASC 805 (formerly SFAS 141(R)), Business Combinations, using the acquisition method of accounting. The Company has accounted for its previous business combinations under the purchase method of accounting, a cost allocation process which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. Costs that the Company expects, but is not obligated to incur in the future, to effect its plan to exit an activity of an acquiree or to terminate the employment of or relocate an acquiree’s employees are not liabilities at the acquisition date. The Company will not recognize these costs as part of applying the acquisition method. Instead, the Company will recognize these costs in its post-combination financial statements in accordance with other applicable GAAP.

Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples for the Company include systems conversions, integration planning consultants and advertising costs. The Company will account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. These acquisition-related costs are included within the Consolidated Statements of Income classified within the noninterest expense caption.

BUSINESS OVERVIEW

Union Bankshares Corporation is one of the largest community banking organizations based in Virginia, providing full service banking to the Northern, Central, Rappahannock, Tidewater and Northern Neck regions of Virginia through its bank subsidiaries, Union Bank and Trust Company (42 locations in the counties of Albemarle, Caroline, Chesterfield, Fairfax, Fluvanna, Hanover, Henrico, King George, King William, Nelson, Spotsylvania, Stafford, Westmoreland, and the cities of Fredericksburg, Williamsburg, Newport News, Grafton and Charlottesville); Northern Neck State Bank (9 locations in the counties of Richmond, Westmoreland, Essex, Northumberland and Lancaster); and Rappahannock National Bank (7 locations in Washington, Front Royal, Middleburg, Warrenton and Winchester). Union Bank and Trust Company’s loan production office in Manassas was closed in early April 2009. Union Investment Services, Inc. provides full brokerage services; Union Mortgage Group, Inc. provides a full line of mortgage products; and Union Insurance Group, LLC offers various lines of insurance products. Union Bank and Trust Company also owns a non-controlling interest in Johnson Mortgage Company, LLC.

On March 30, 2009, the Company and First Market Bank announced the signing of an agreement, as amended on June 19, 2009, pursuant to which the Company will acquire First Market Bank in an all stock transaction valued at approximately $105.4 million (based on the pre-announcement stock price of $14.23 as of March 27, 2009 for the Company’s common stock). First Market Bank, a privately held federally chartered savings bank with more than $1.3 billion in assets, operates 39 branches throughout central Virginia with 31 locations in the greater Richmond metropolitan area. Upon completion of the transaction, expected to occur before year end, the Company will become the largest Virginia-based community banking organization with approximately 97 branch locations and total assets of more than $4.0 billion.

The Company has submitted all required applications for approval and is awaiting regulatory approvals. In addition, a special meeting of shareholders was held October 26, 2009 when shareholders approved the acquisition and the new corporate name of the Company. The Company name will change to Union First Market Bankshares Corporation from Union Bankshares Corporation and the combined bank of First Market Bank and Union Bank and Trust Company (“Union Bank”) will change to Union First Market Bank. The transaction is expected to be completed as soon as reasonably practicable after regulatory approval is received, with closing likely early in the first quarter of 2010.

On October 31, 2008, the Company completed the previously announced merger of its affiliate Bay Community Bank into Union Bank.

On March 14, 2008, the Company completed the previously announced merger of its affiliate Prosperity Bank & Trust Company into Union Bank.

Additional information is available on the Company’s website at www.ubsh.com. The shares of the Company are traded on the NASDAQ Global Select Market under the symbol “UBSH.”

RESULTS OF OPERATIONS

Net Income

The Company reported net income of $2.8 million for the quarter ended September 30, 2009, representing an increase of $1.9 million from $953 thousand for the second quarter ended June 30, 2009. Net income available to common shareholders, which deducts from net income the dividends and discount accretion on preferred stock, was $1.9 million for the third quarter compared to $91 thousand in the second quarter. This represents an increase in earnings per share, on a diluted basis, of $0.12, from $0.01 to $0.13. The improvement in the third quarter results was largely attributable to strong net interest income, and the absence of the FDIC special assessment, which occurred in the second quarter, partially offset by lower mortgage segment revenue.

Return on average common equity for the three months ended September 30, 2009 was 3.88%, while return on average assets was 0.43%, compared to 7.87% and 0.71%, respectively, for the same period in 2008.

The Company reported net income for the third quarter ended September 30, 2009 of $2.8 million, down $1.5 million from $4.3 million for the same period a year ago. The decrease was mainly driven by a prior year third quarter gain absent in the third quarter of 2009. During the third quarter of 2008 the Company sold bank property for a gain of $1.8 million. Other factors contributing to the third quarter 2009 performance were improvements in mortgage segment income and net interest income that have been offset by increased credit costs, FDIC premiums, and acquisition costs. Excluding nonrecurring prior year gains and third quarter acquisition costs, net income declined approximately $86 thousand from the third quarter of 2008.

The Company continues to incur acquisition costs related to the proposed acquisition of First Market Bank. Current quarter and year-to-date costs are $307 thousand and $948 thousand, respectively. Total acquisition costs are estimated to be approximately $10.8 million with the remainder to be expensed over the fourth quarter of 2009 and the first quarter of 2010. Such costs, which will be expensed as incurred, will include legal and accounting fees, lease and contract termination expenses, and employee severance.

As a supplement to U. S. GAAP, the Company also uses certain alternate financial measures to review its operating performance. Diluted earnings per share on a cash basis for the quarter ended September 30, 2009 were $0.21 as compared to $0.34 for the same quarter a year ago and $0.09 for the quarter ended June 30, 2009. Additionally, cash basis return on average tangible common equity for the quarter ended September 30, 2009 was 7.47% as compared to 12.26% in the prior year’s same quarter and 3.29% for the quarter ended June 30, 2009.

Net Interest Income

For the nine months ended September 30, 2009, the Federal Open Market Committee (“FOMC”) maintained the target range for the Federal funds rate at 0% to 0.25% and expects that the Federal funds rate will likely remain exceptionally low for an extended period. Additionally, the FOMC agreed to continue using liquidity and asset-purchase programs to support the financial markets and to stimulate the economy.

The decline in the target Federal funds rate since last year (from 2.00% to a range of 0% to 0.25%) has continued to put significant pressure on the Company’s net interest margin and related net interest income during the first nine months of 2009. During the third quarter, however, repricing of money market accounts and certificates of deposit provided some relief from this trend. While the benefit of the repricing of money market accounts was fully realized in the third quarter, we expect continued improvement in the net interest margin as higher rate certificates of deposit will continue to mature and reprice at lower rates over the next two quarters. The asset sensitive positioning of the Company’s balance sheet combined with the previously mentioned interest rate declines, had caused interest-earning assets to reprice faster than the Company’s interest-bearing deposits. This positioning is also expected to benefit the Company’s net interest margin when interest rates (e.g., Prime rate, Federal funds rate) begin to rise.

On a linked quarter basis, tax-equivalent net interest income increased $2.1 million, or 10.6%, to $21.7 million. The tax-equivalent net interest margin increased 39 basis points to 3.69% from 3.30% for the second quarter. The net interest margin increase was principally attributable to a decline in costs of interest-bearing liabilities aided by an increase in the yields on interest-earning assets. Costs of interest-bearing liabilities declined 26 basis points to 2.37% while yields on interest-earning assets increased 15 basis points to 5.68%. Improvements in the cost of funds were principally a result of declining costs on certificates of deposit and money market accounts as well as lower Federal Home Loan Bank of Atlanta (“FHLB”) borrowings. Interest-earning asset yields increased principally as a result of redeploying excess liquidity from the Federal Reserve Bank investments into higher yielding investment securities and de-leveraging the balance sheet (i.e., reducing FHLB borrowings).

Average money market volumes increased $169 million from the same time last year, principally related to the Company’s money market promotion. The money market promotion provided customers who opened these accounts a 3% yield through June 30, 2009. Following expiration of the offer, yields for these money market deposits adjusted to the Company’s regular money market rates, which at the time were 1.60% or lower. Liquidity generated by this promotion allowed the Company to reduce reliance on other borrowings and not to reissue any brokered certificates of deposit. The repricing of the promotion money market accounts positively impacted the net interest margin beginning in the third quarter, as compared to the most second quarter, by adding approximately 18 basis points to net interest margin.

For the three months ended September 30, 2009, net interest income, on a tax-equivalent basis, increased $598 thousand, or 2.8%, to $21.7 million compared to the same period last year. This increase was attributable to lower deposit costs and lower wholesale funding volumes as compared to the decline in earning asset yields. The net interest margin declined 20 basis points, from 3.89% at September 30, 2008, to 3.69% at September 30, 2009. Yields on interest-earning assets declined 74 basis points over the past year, driven primarily by lower loan and investment security yields. Costs of interest-bearing liabilities declined 54 basis points over the same time, principally as a result of lower costs on money market accounts and certificates of deposit as well as lower FHLB advances.

For the nine months ended September 30, 2009, tax-equivalent net interest income decreased $1.7 million, or 2.7%, to $60.0 million. The tax-equivalent net interest margin decreased 48 basis points to 3.41% from 3.89% compared to the same nine-month period a year ago. The net interest margin decrease was partially attributable to a steeper decline in yields on interest-earning assets as compared to the costs of interest-bearing liabilities. Yields on interest-earning assets declined 100 basis points to 5.60% while the costs of interest-bearing liabilities declined only 53 basis points to 2.59% for the same nine-month period. The decline in interest-earning asset yields was attributable to lower yields in a declining rate environment, and to a lesser extent, an increase in nonaccrual loans. The decline in the cost of interest-bearing liabilities was attributable to declines in the cost of certificates of deposit and lower volumes and costs of FHLB advances, partially offset by increased volumes in promotional money market accounts.

On September 29, 2008, because of significant disruption and uncertainty in the financial markets, the Company borrowed a $50 million FHLB advance at a rate of 3.52% with a maturity of September 28, 2009. At that time, the Company considered the FHLB advance to be a contingency plan against unforeseen and unprecedented market movements. The earnings spread between the advance and the corresponding short-term investment yield was negative and consequently had an unfavorable impact on the Company’s net interest margin. The repayment of this advance during the third quarter, net of a prepayment penalty, has favorably impacted the net interest margin.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For The Three Months Ended September 30,
	2009			2008			2007
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
				(Dollars in thousands)

Assets:
Securities:
Taxable	$279,394	$2,794	3.97%	$176,959	$2,220	4.99%	$171,600	$2,230	5.16%
Tax-exempt	119,597	2,140	7.10%	112,825	2,053	7.24%	104,937	1,869	7.07%

Total securities	398,991	4,934	4.91%	289,784	4,273	5.87%	276,537	4,099	5.88%
Loans, net (2)	1,872,906	28,054	5.94%	1,840,979	30,231	6.53%	1,657,002	32,292	7.73%
Loans held for sale	48,126	430	3.54%	24,682	379	6.10%	21,350	352	6.53%
Federal funds sold	304	—	0.18%	1,661	5	1.20%	1,674	221	5.59%
Money market investments	151	—	0.00%	124	—	0.01%	216	1	2.17%
Interest-bearing deposits in other banks	10,572	9	0.33%	1,738	8	1.88%	1,459	21	5.61%
Other interest-bearing deposits	2,598	—	0.00%	2,598	7	1.01%	2,598	34	5.26%

Total earning assets	2,333,648	33,427	5.68%	2,161,566	34,903	6.42%	1,960,836	37,020	7.49%

Allowance for loan losses	(30,321)			(22,125)			(18,361)
Total non-earning assets	263,511			251,569			247,691

Total assets	$2,566,838			$2,391,010			$2,190,166

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$199,063	83	0.17%	$215,675	341	0.63%	$201,803	330	0.65%
Money market savings	441,106	1,504	1.35%	272,513	1,701	2.48%	157,729	935	2.35%
Regular savings	101,923	97	0.38%	102,181	143	0.56%	104,899	201	0.76%
Certificates of deposit:
$100,000 and over	451,249	3,717	3.27%	419,448	3,895	3.69%	443,292	5,537	4.96%
Under $100,000	489,091	3,930	3.19%	495,901	4,605	3.69%	445,570	5,076	4.52%

Total interest-bearing deposits	1,682,432	9,331	2.20%	1,505,718	10,685	2.82%	1,353,293	12,079	3.54%
Other borrowings	275,542	2,354	3.38%	378,126	3,074	3.23%	327,515	4,825	5.84%

Total interest-bearing liabilities	1,957,974	11,685	2.37%	1,883,844	13,759	2.91%	1,680,808	16,904	3.99%

Noninterest-bearing liabilities:
Demand deposits	302,207			273,696			284,160
Other liabilities	19,787			18,430			19,350

Total liabilities	2,279,968			2,175,970			1,984,318
Stockholders’ equity	286,870			215,040			205,848

Total liabilities and stockholders’ equity	$2,566,838			$2,391,010			$2,190,166

Net interest income		$21,742			$21,144			$20,116

Interest rate spread (3)			3.31%			3.51%			3.50%
Interest expense as a percent of average earning assets			1.99%			2.53%			3.42%
Net interest margin			3.69%			3.89%			4.07%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Nonaccrual loans are included in average loans outstanding.
(3)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Nine Months Ended September 30,
	2009			2008			2007
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
				(Dollars in thousands)
Assets:

Securities:

Taxable	$252,991	$7,860	4.15%	$177,184	$6,797	5.12%	$174,069	$6,735	5.17%

Tax-exempt	119,256	6,431	7.21%	109,750	5,943	7.23%	99,363	5,370	7.23%

Total securities	372,247	14,291	5.13%	286,934	12,740	5.93%	273,432	12,105	5.92%

Loans, net (2)	1,871,281	82,774	5.91%	1,801,561	90,751	6.73%	1,612,018	93,351	7.74%

Loans held for sale	46,150	1,441	4.17%	26,398	1,104	5.59%	21,774	1,012	6.21%

Federal funds sold	305	—	0.19%	1,615	34	2.81%	2,017	606	5.53%

Money market investments	116	—	0.00%	170	1	0.47%	209	3	2.04%

Interest-bearing deposits in other banks	62,765	123	0.26%	1,259	22	2.31%	1,166	47	5.41%

Other interest-bearing deposits	2,598	—	0.00%	2,598	47	2.41%	2,598	103	5.33%

Total earning assets	2,355,462	98,629	5.60%	2,120,535	104,699	6.60%	1,913,214	107,227	7.49%

Allowance for loan losses	(28,253)			(20,833)			(18,589)

Total non-earning assets	254,991			249,887			241,212

Total assets	$2,582,200			$2,349,589			$2,135,837

Liabilities and Stockholders’ Equity:

Interest-bearing deposits:

Checking	$200,156	250	0.17%	$220,627	$1,077	0.65%	$205,340	982	0.64%

Money market savings	428,050	6,630	2.07%	216,255	3,776	2.33%	157,913	2,737	2.32%

Regular savings	99,291	295	0.40%	102,295	451	0.59%	104,981	626	0.80%

Certificates of deposit:

$100,000 and over	465,304	11,730	3.37%	436,229	13,315	4.08%	445,762	16,477	4.94%

Under $100,000	498,448	12,317	3.30%	486,581	14,477	3.97%	450,008	15,154	4.50%

Total interest-bearing deposits	1,691,249	31,222	2.47%	1,461,987	33,096	3.02%	1,364,004	35,976	3.53%

Other borrowings	303,353	7,386	3.26%	380,220	9,888	3.47%	268,436	12,300	6.13%

Total interest-bearing liabilities	1,994,602	38,608	2.59%	1,842,207	42,984	3.12%	1,632,440	48,276	3.95%

Noninterest-bearing liabilities:

Demand deposits	287,246			272,616			281,686

Other liabilities	20,576			19,862			17,915

Total liabilities	2,302,424			2,134,685			1,932,041

Stockholders’ equity	279,776			214,904			203,796

Total liabilities and stockholders’ equity	$2,582,200			$2,349,589			$2,135,837

Net interest income		$60,021			$61,715			$58,951

Interest rate spread (3)			3.01%			3.48%			3.54%

Interest expense as a percent of average earning assets			2.19%			2.71%			3.37%

Net interest margin			3.41%			3.89%			4.12%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Nonaccrual loans are included in average loans outstanding.
(3)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2009 was $4.5 million, a decrease of $338 thousand from the most recent quarter and an increase of $850 thousand from the same quarter a year ago. Approximately $1.0 million of the current quarter provision for loan losses related to an increase in the specific reserve on one acquisition and development loan. The increase in the provision for loan losses and the current levels of the allowance for loan losses reflect specific reserves related to nonperforming loans, changes in risk rating on loans, net charge-off activity, loan growth, delinquency trends and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of the loan portfolio was 1.75% at September 30, 2009, 1.58% at June 30, 2009 and 1.31% and 1.36% for the periods ending September 30, 2008 and December 31, 2008, respectively.

Noninterest Income

On a linked quarter basis, noninterest income decreased $1.4 million, or 14.7%, to $7.9 million from $9.3 million at June 30, 2009, primarily related to a $1.4 million decrease in gains on sales of loans in the mortgage segment due to lower origination volume as mortgage rates increased slightly. Partially offsetting this decline were net gains on sales of bank property and other real estate owned of $65 thousand, increases in service charges on deposit accounts and other fee income of $10 thousand and $11 thousand, respectively. Excluding the contribution of the mortgage segment, noninterest income increased $56 thousand, or 1.3%, and the increase primarily related to net gains on sales of bank property, higher service charges on deposit accounts and other fee income.

For the three months ended September 30, 2009, noninterest income decreased $1.2 million, or 13.2%, to $7.9 million from $9.1 million in the same period in 2008. Of this decrease, gains on sales of other real estate and bank premises decreased $1.7 million, which related to nonrecurring gains of $1.8 million from the sale of bank property the Company recorded during the third quarter of 2008. Also contributing to the decrease were lower service charges on deposit accounts and other fee income of $290 thousand and $297 thousand, respectively, primarily the result of lower overdraft and returned check charges, fewer annuity sales and lower brokerage commissions than a year ago. Partially offsetting these decreases were gains on sales of loans in the mortgage segment which increased $971 thousand and related to higher origination volume driven by low mortgage rates. Other operating income increased $116 thousand and investment securities gains increased $15 thousand. Excluding prior year gains on sales of bank property and contribution of the mortgage segment, noninterest income decreased $390 thousand, or 8.4%, primarily related to lower service charges on deposit accounts and other fee income.

For the nine months ended September 30, 2009, noninterest income increased $405 thousand, or 1.7%, to $24.5 million from $24.1 million for the same period in 2008. Of this increase, gains on sales of loans in the mortgage segment accounted for $3.4 million and related to higher origination volume, but was partially offset by declines in non-recurring gains on sales of bank property of $1.9 million and declines in service charges on deposit accounts and other fee income of $638 thousand and $563 thousand, respectively, from the prior year period. The decline in service charges and fees was primarily the result of decreased overdraft fees and returned check charges of $679 thousand, annuity sales of $272 thousand and brokerage commissions of $200 thousand. During the same period in 2008, the Company recorded gains of $1.9 million from the sale of bank property and $198 thousand relating to the mandatory redemption of certain classes of common stock to financial institution members of Visa U.S.A. Excluding the contribution of the mortgage segment and prior period gain transactions, noninterest income declined $898 thousand, or 6.8%, principally as a result of the aforementioned lower service charges on deposit accounts and other fee income.

Noninterest Expense

On a linked quarter basis, noninterest expense decreased $1.2 million, or 5.6%, to $21.1 million for the three months ended September 30, 2009. Other operating expenses decreased $1.2 million. Of this net decrease, $1.2 million was attributable to FDIC special insurance assessments during the second quarter. Acquisition costs associated with the proposed acquisition of First Market Bank decreased $56 thousand to $307 thousand in the third quarter compared to $363 thousand in the second quarter. Other costs contributing to the decrease were declines in professional fees ($51 thousand) and marketing costs ($47 thousand). Salary and benefit expenses decreased $15 thousand primarily related to lower mortgage segment commissions and partially offset by higher profit sharing, awards, and incentive costs. Occupancy expense increased $45 thousand, primarily related to higher utility costs and insurance expense. Furniture and equipment expense declined $83 thousand due to lower repairs, supplies and declining depreciation expense as useful lives of certain asset classes were exhausted. Excluding mortgage segment operations, the second quarter’s FDIC special insurance assessment and acquisition related expenses, noninterest expense increased $188 thousand, or 1.1%, primarily related to higher profit sharing and incentive costs, partially offset by lower furniture and equipment and other operating expenses.

For the three months ended September 30, 2009, noninterest expense increased $996 thousand, or 5.0%, to $21.1 million from $20.1 million compared to the third quarter of 2008. Other operating expenses increased $1.3 million. Of this increase, FDIC insurance assessment premiums increased $529 thousand and related to higher regular assessment rates in 2009. Acquisition costs associated with the proposed acquisition of First Market Bank were $307 thousand during the quarter. Other costs contributing to the increase were higher loan expenses and costs related to other real estate owned of $359 thousand and increased expenses for professional services of $154 thousand, mainly legal fees relating to the Company’s problem loan workouts and collection efforts. Increases in marketing and advertising costs of $176 thousand primarily related to the Company’s current customer rewards/Loyalty Banking campaign. Salaries and benefits decreased $190 thousand. Driving the decline in this category were lower salaries expenses of $263 thousand due to fewer community bank segment employees in 2009 and reductions in contract labor ($117 thousand), profit sharing expense ($402 thousand), and incentive compensation ($194 thousand), partially offset by higher commission expense in the mortgage segment of $681 thousand relating to increased loan origination volume. Furniture and equipment expense decreased $162 thousand due to declining depreciation and amortization expense as useful lives were exhausted in certain asset classes. Occupancy expenses increased $26 thousand. Excluding mortgage segment operations and acquisition related expenses, noninterest expense decreased approximately $88 thousand, or 0.5%, primarily related to lower salaries and benefits expenses, furniture and equipment expenses that were partially offset by higher FDIC regular insurance assessments, legal and marketing expenses.

For the nine months ended September 30, 2009, noninterest expense increased $3.3 million, or 5.5%, to $63.4 million compared to $60.1 million for the nine month period ended September 30, 2008. Other operating expenses increased $4.4 million. Of this increase, FDIC insurance assessment premiums accounted for $3.0 million and were comprised of a special insurance assessment of $1.2 million during the second quarter and an increase in the regular insurance assessment of $1.8 million. Acquisition costs associated with the proposed acquisition of First Market Bank were $948 thousand in 2009. Other costs contributing to the increase were higher legal expenses of $492 thousand relating to the Company’s problem loan workouts and collection activities, as well as increased marketing and advertising costs of $361 thousand. Costs related to other real estate owned and loan expenses increased to $1.0 million from $545 thousand in the same period last year. Offsetting these higher expenses were lower salary and benefit costs of $982 thousand, primarily due to lower profit sharing and incentive compensation, partially offset by higher commission expense in the mortgage segment related to strong origination volume in 2009. Furniture and equipment expenses declined $288 thousand, or 7.7%, and occupancy expenses increased $131 thousand, or 2.5%. During the same period in 2008, the Company incurred $269 thousand in conversion costs by merging two affiliate banks. Excluding mortgage segment operations, increased FDIC special insurance assessment, acquisition related expenses and prior year conversion costs related to merging affiliate banks, noninterest expense increased approximately $198 thousand, or 0.4%, primarily due to higher FDIC regular insurance assessments, occupancy expenses, marketing and legal expenses, partially offset by lower salaries and benefits expenses.

During the first quarter of 2009, to replenish the FDIC’s deposit insurance fund, a final rule to impose a special insurance assessment of 5 basis points calculated on each bank’s total assets minus Tier 1 capital was approved. The special insurance assessment was billed on June 30, payable on September 30 and recorded as a second quarter expense. During the second quarter of 2009, the Company expensed $1.2 million related to the FDIC special insurance assessment. The special insurance assessment was in addition to the regular quarterly risk-based assessment. The assessment base for regular quarterly insurance assessments was not changed. On September 29, 2009, the FDIC approved a “Notice of Proposed Rulemaking and Request for Comment” that would require insured institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009 had been in effect for the entire third quarter of 2009. The FDIC proposed the prepay assessment rule as a means of collecting enough cash to meet upcoming liquidity needs to fund future bank failures. There can be no assurance as to the outcome of the final rule, but the Company has estimated a prepayment of approximately $12.3 million to be expensed over the next 13 quarters, in addition to the regular FDIC assessment.

For the nine months ended September 30, 2009, costs associated with the proposed acquisition of First Market Bank were $948 thousand and are reported as a component of “Other operating expenses” within the Company’s “Condensed Consolidated Statements of Income.” These costs were primarily legal and due diligence costs. The Company expects to incur additional acquisition costs both prior to and after the close date.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of September 30, 2009. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rates for the three and nine months ended September 30, 2009 were 9.7% and 6.1%, respectively, compared to 23.9% and 24.9%, respectively for the same periods in 2008. The reduction in the effective tax rate was principally related to lower income before taxes with a similar amount of nontaxable municipal bond interest income in each period (i.e., nontaxable income represented a greater percentage of income before taxes resulted in lower income taxes).

SEGMENT INFORMATION

Community Banking Segment

On a linked quarter basis, net interest income for the community bank segment increased $2.2 million, or 12.1%, from $18.3 million to $20.5 million compared to June 30, 2009. The net interest margin increase was principally attributable to a decline in costs on interest-bearing liabilities aided by an increase in the yields of interest-earning assets. Noninterest income increased $56 thousand, or 1.3%, to $4.2 million, primarily related net gains on sales of bank property and other real estate owned of $65 thousand, increases in service charges on deposit accounts and other fee income of $10 thousand and $11 thousand, respectively. Noninterest expense decreased $1.1 million, or 5.7%, to $17.5 from $18.6 million for the three months ended September 30, 2009. Other operating expenses decreased $1.3 million. Of this decrease, $1.2 million was attributable to FDIC special insurance assessments during the second quarter, not repeated in the third quarter. Costs associated with the acquisition of First Market Bank decreased $56 thousand to $307 thousand in the third quarter compared to $363 thousand in the second quarter. Other costs contributing to the decrease were lower professional fees ($82 thousand) and marketing costs ($58 thousand). Salary and benefit expenses increased $302 thousand, which included higher profit sharing, awards, and incentive costs. Occupancy expenses increased $27 thousand, primarily related to higher utility costs and insurance expenses. Furniture and equipment expense declined $102 thousand due to lower repairs, supplies and lower depreciation expenses.

For the three months ended September 30, 2009, net interest income for the community bank segment increased $395 thousand, or 2.0%, from $20.1 million to $20.5 million compared to the same period last year. This increase was attributable to lower deposit costs and lower wholesale funding volumes as compared to the decline in earning asset yields. Costs of interest-bearing liabilities declined 54 basis points over the same time, principally as a result of lower costs on money market accounts and certificates of deposit as well as lower FHLB advances. Noninterest income decreased $2.2 million, or 34.0%, to $4.2 million from $6.4 million in the same period in 2008. Of this decrease, gains on sales of other real estate and bank premises decreased $1.7 million, which related to gains of $1.8 million from the sale of bank property the Company recorded during the third quarter of 2008. Also contributing to the decrease were lower service charges on deposit accounts and other fee income of $290 thousand and $297 thousand, respectively, primarily the result of lower overdraft and returned check charges, fewer annuity sales and lower brokerage commissions than a year ago.

Noninterest expense increased $188 thousand, or 1.1%, to $17.6 million from $17.4 million compared to the third quarter of 2008. Other operating expenses increased $1.2 million. Of this increase, FDIC insurance assessment premiums increased $529 thousand and related to higher regular assessment rates in 2009. Costs associated with the acquisition of First Market Bank were $307 thousand during the quarter. Other costs contributing to the increase were higher loan expenses and costs related to other real estate owned of $362 thousand and increased expenses for professional services of $103 thousand, mainly legal fees relating to the Company’s problem loan workouts and collection efforts. Increases in marketing and advertising costs of $150 thousand primarily related to the Company’s current customer rewards/Loyalty Banking campaign. Salaries and benefits decreased $962 thousand. Driving the decline in this category were lower salaries expenses of $309 thousand due to fewer community bank segment employees in 2009, and reductions in contract labor ($118 thousand), profit sharing expense ($409 thousand) and incentive compensation ($194 thousand). Furniture and equipment expense decreased $145 thousand.

For the nine months ended September 30, 2009, net interest income for the community bank segment decreased $2.6 million, or 4.4%, from $58.7 million to $56.1 million. The net interest margin decrease was partially attributable to a steeper decline in yields on interest-earning assets as compared to the costs of interest-bearing liabilities. Yields on interest-earning assets declined 100 basis points to 5.60% while the costs of interest-bearing liabilities declined only 53 basis points to 2.59% for the same nine month period. Noninterest income decreased $3.0 million, or 19.6%, to $12.4 million from $15.4 million for the same period in 2008. Contributing to this decrease were declines in gains on sales of bank property of $1.9 million, service charges on deposit accounts and other fee income of $638 thousand and $563 thousand, respectively. The decline in service charges and fees were primarily the result of decreased overdraft fees and returned check charges of $679 thousand, annuity sales of $272 thousand and brokerage commissions of $200 thousand. During the same period in 2008, the Company recorded gains of $1.9 million from the sale of bank property and $198 thousand relating to the mandatory redemption of certain classes of common stock to financial institution members of Visa U.S.A. Noninterest expense increased $2.1 million, or 4.0%, to $53.2 million compared to $51.1 million for the nine month period ended September 30, 2008.

Other operating expenses increased $4.4 million compared to the nine months a year ago. Of this increase, FDIC insurance assessment premiums accounted for $3.0 million and were comprised of a special insurance assessment of $1.2 million during the second quarter and an increase in the regular insurance assessment of $1.8 million. Costs associated with the First Market Bank acquisition were $948 thousand in 2009. Other costs contributing to the increase were higher legal expenses of $482 thousand relating to the Company’s problem loan workouts and collection activities, as well as increased marketing and advertising costs of $325 thousand. Costs related to other real estate owned and loan expenses increased to $841 thousand from $331 thousand in the same period last year. Offsetting higher expenses were lower salary and benefit costs of $2.4 million, primarily due to lower profit sharing, awards, and incentive compensation. Furniture and equipment expenses declined $202 thousand, or 5.9%, and occupancy expenses increased $294 thousand, or 6.5%. During the same period in 2008, the Company incurred $270 thousand in conversion costs in merging two of its affiliate banks.

Mortgage Segment

On a linked quarter basis, mortgage segment net income decreased $870 thousand, or 74.6%, to $295 thousand from $1.2 million in the second quarter of 2009. Originations decreased $74.3 million from $218.6 million to $144.3 million, or 34.0%, from the second quarter, resulting in a decrease in loan revenue of $1.4 million, or 27.5%. Originations declined as refinance volume slowed during the period due to an increase in mortgage rates. Other operating expenses increased $92 thousand and included higher underwriting fees and the addition of new office locations, one in Towson, Maryland and one in Raleigh, North Carolina. Occupancy expenses and furniture and equipment expenses increased $17 thousand and $20 thousand, respectively.

For the three months ended September 30, 2009, the mortgage segment net income increased $221 thousand to $295 thousand from $75 thousand for the same quarter in 2008. Originations increased $40.3 million to $144.3 million, or 38.8%, from the same period last year, resulting in an increase in loan revenue of $963 thousand, or 34.4%. Increased originations are principally attributable to historically low mortgage rates that produced a surge in refinance volume and the first time home buyer tax credit that stimulated originations for existing and new home sales. Total noninterest expenses increased $809 thousand. Salaries and benefits increased $772 thousand primarily related to commission expenses on increased loan volume. Other operating expenses increased $93 thousand principally due to increased underwriting fees related to loan volume and marketing costs. Occupancy, furniture and equipment expenses declined $39 thousand and $17 thousand, respectively, principally due to the nonrenewals of certain leased office locations.

For the nine months ended September 30, 2009, mortgage segment net income increased $1.8 million from $133 thousand to $1.9 million for the same period in 2008. Originations increased $178.5 million to $518.4 million, or 52.5%, from the same period last year, resulting in an increase in loan revenue of $3.4 million, or 37.9%, due principally to historically low interest rates. Salaries and benefits increased $1.4 million principally due to commission expenses related to increased loan originations. Occupancy costs decreased $163 thousand and furniture and equipment costs decreased $85 thousand, both related to the nonrenewals of certain leased office locations.

BALANCE SHEET

At September 30, 2009, total assets were $2.6 billion compared to $2.4 billion and $2.6 billion at September 30, 2008 and December 31, 2008, respectively. Net loans increased $19.4 million, or 1.0%, from September 30, 2008 and increased $11.0 million, or 0.6%, compared to December 31, 2008. On a linked quarter basis, net loans increased $13.6 million from June 30, 2009 and the Company’s mortgage segment decreased loans held for sale by $22.0 million. As of September 30, 2009, total cash and cash equivalents were $71.3 million, a decrease of $13.2 million from $84.5 million at September 30, 2008 and a decrease of $77.2 million from $148.5 million at December 31, 2008. The decline from December 31, 2008 resulted from redeploying cash into higher yielding investment securities. Total cash and equivalents at September 30, 2009, included proceeds of approximately $58.8 million from the Company’s follow-on equity raise, net of underwriting costs, legal and accounting fees. Deposits increased $151.4 million, or 8.3%, from a year ago primarily due to increases in money market accounts. Total borrowings, including repurchase agreements, decreased $142.0 million to $259.8 million at September 30, 2009 principally as a result of the aforementioned increase in money market account volume which reduced reliance on wholesale funding. The Company’s equity to assets ratios were 13.17% and 8.74% at September 30, 2009 and 2008, respectively. The Company’s tangible common equity to assets ratio was 8.70% and 6.19% at September 30, 2009 and 2008, respectively.

Proceeds of $59 million from the issuance of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A to the U. S. Treasury added capital of $10 million to bank affiliates during the fourth quarter of 2008. Since December 31, 2008, these funds have generally been invested with the Federal Reserve Bank as liquidity for anticipated lending activity, earning a nominal yield. During the second and third quarters of 2009, the Company redeployed some of this excess liquidity into short-term investment securities in order to obtain a more attractive return than Federal funds.

The Company completed a follow-on equity raise on September 16, 2009, which generated cash and capital of approximately $58.8 million, net of underwriting discounts, commissions and estimated offering expenses from the issuance of 4,725,000 shares of common stock at a price of $13.25 per share. It is anticipated that the proceeds of this offering will be used for general corporate purposes, including organic and opportunistic acquisition-based growth and the possible repurchase of the preferred stock issued to the U. S. Treasury.

Management remains focused on maintaining strong levels of liquidity and capital during this challenging environment and believes its sound risk management practices in underwriting and lending will enable the Company to weather successfully this period of economic uncertainty.

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

During the first quarter of 2008, the Company issued $40.0 million of brokered certificates of deposit with an average cost of 3.90%. During the third quarter of 2008, the Company issued an additional $41.7 million in brokered certificates of deposit with an average cost of 3.04%. These brokered certificates were issued at rates below the then-current prevailing local market rates. The Company reduced brokered certificates of deposit to zero on February 26, 2009 and has not reissued any such certificates. As previously mentioned, on September 29, 2008, the Company borrowed $50 million in an FHLB advance. These funds were repaid during the third quarter 2009.

As of September 30, 2009, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature within one year totaled $1.1 billion, or 47.5%, of total earning assets. As of September 30, 2009, approximately $899 million, or 47.7%, of total loans are scheduled to mature within one year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	September 30, 2009	% of Total Loans	December 31, 2008	% of Total Loans	September 30, 2008	% of Total Loans
Loans secured by real estate:
Residential 1-4 family	$319,409	16.9%	$292,003	15.6%	$289,022	15.5%
Commercial	632,619	33.5%	588,001	31.4%	581,641	31.2%
Construction, land development and other land loans	334,793	17.8%	403,502	21.5%	416,668	22.3%
Second mortgages	35,769	1.9%	38,060	2.0%	36,484	2.0%
Equity lines of credit	178,395	9.5%	162,740	8.7%	159,586	8.6%
Farm land	43,409	2.3%	30,727	1.6%	27,705	1.5%

Total real estate loans	1,544,394	81.9%	1,515,033	80.8%	1,511,106	81.0%

Commercial Loans	132,858	7.0%	146,827	7.8%	139,873	7.5%

Consumer installment loans
Personal	155,837	8.3%	160,161	8.5%	160,933	8.6%
Credit cards	16,517	0.9%	15,723	0.8%	14,853	0.8%

Total consumer installment loans	172,354	9.2%	175,884	9.4%	175,786	9.4%

All other loans	35,469	1.9%	36,344	1.9%	38,902	2.1%

Gross loans	$1,885,075	100.0%	$1,874,088	100.0%	$1,865,667	100.0%

As reflected in the loan table, at September 30, 2009, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers’ focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Approximately $632.6 million, or 33.6%, of the Company’s loan portfolio is comprised of amortizing commercial real estate loans, of which approximately 42% is owner-occupied real estate and which typically carries a lower risk of loss. While there are industry concerns over possible softening in the commercial real estate sector, the Company’s portfolio is not highly speculative or concentrated in large credits. In addition, $334.8 million of the loan portfolio is concentrated in real estate construction loans, including raw land, land development, residential lots, speculative and presold residential construction and commercial construction loans (both owner-occupied and non-owner occupied). Of this amount, $152.6 million, or 45.6%, represents land and lot loans; $78.4 million, or 23.4%, represents land development loans; $52.3 million, or 15.6%, represents speculative and presold residential construction loans (of which $39.1 million is to home builders) and $48.5 million, or 14.5%, is commercial construction. The Company’s real estate lending is conducted within its operating footprint in markets it understands and monitors.

Asset Quality

Industry concerns regarding asset quality shifted to anticipated softness in commercial real estate during the third quarter. These concerns are impacting the markets in which the Company operates, mainly by slowing real estate activity and adding to the general economic uncertainty. The risk and performance of the

Company’s loan portfolio are reflective of the relatively stable markets in which it operates. While these markets have experienced slow economic activity, they remain in much better condition than the well-publicized markets in Arizona, Florida, California and other states where the Company does not lend and does not have loan loss exposure. The Company’s loan portfolio also does not include exposure to subprime mortgage loans, residential option adjustable rate mortgages or high loan-to-value mortgages.

During the third quarter the Company continued to experience deterioration in asset quality. While many economic indicators suggest the recession may be over, there could be additional softening in asset quality in the near term, with the magnitude dependent upon the potential lagging impact on commercial real estate and how quickly the local economy recovers. The Company sees indications that the housing markets and unemployment in Virginia are improving; however, the commercial real estate market may weaken further as continued job losses negatively affect both consumer spending and occupancy needs of employers.

The Company’s loan portfolio has a significant concentration in real estate loans. Residential acquisition and development lending and builder/construction lending have been scaled back as housing activity across the Company’s markets has declined. While this softening negatively impacts delinquency and nonperforming asset levels, the collateralized nature of real estate loans serves to better protect the Company from loss.

Necessary resources continue to be devoted to the ongoing review of the portfolio and the workouts of problem assets to minimize any losses to the Company. Management will continue to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential and commercial real estate, and adjust the allowance for loan losses accordingly.

Net charge-offs were $1.2 million, or 0.26% of loans on an annualized basis, for the quarter ended September 30, 2009, compared to $2.9 million, or 0.63%, for the quarter ended June 30, 2009 and $897 thousand, or 0.19%, in the same quarter last year. Net charge-offs in the third quarter included commercial loans of $749 thousand, indirect auto loans of $388 thousand, commercial real estate of $216 thousand, credit cards of $212 thousand, and consumer loans of $146 thousand. The remaining net charge-offs of $139 thousand principally related to home equity loan charge-offs. The Company also recovered $650 thousand of a prior charge-off related to a land development relationship. At September 30, 2009, total past due loans were $28.8 million, or 1.53% of total loans, up from 0.65% a year ago, and 1.49% at June 30, 2009.

At September 30, 2009, nonperforming assets totaled $43.4 million, a decline of $8.9 million from June 30, 2009 and an increase of $26.3 million from a year ago. The overall increases in the trailing 12 months relate principally to loans in the real estate development and housing sectors. The net decline in the third quarter of $8.9 million was primarily related to a successful workout and return to accruing status of a nonaccrual commercial real estate loan relating to a single credit relationship ($6.2 million) and the sale of land from other real estate owned ($2.9 million).

At September 30, 2009 the coverage ratio of allowance for loan losses to nonperforming loans was 111.1%, improved from 78.8% at June 30, 2009, but down from 154.1% a year earlier. Similarly, the coverage ratio of allowance for loan losses to nonperforming assets (including other real estate owned) was 75.8%, improved from 56.7% at June 30, 2009, but down from 142.5% a year earlier.

Nonperforming assets include $29.6 million in nonperforming loans. This total includes land development loans of $13.3 million, residential real estate loans of $9.8 million, commercial real estate loans of $0.7 million, commercial and industrial loans of $2.9 million, land loans of $0.8 million, and other loans totaling $2.1 million. Historically, and particularly in the current economic environment, the Company seeks to work with its customers on loan collection matters while taking appropriate actions to improve the Company’s position and minimize any losses. These loans are closely monitored and evaluated for collection with appropriate loss reserves established where necessary.

Nonperforming assets also include $13.8 million in other real estate owned. This total includes land of $6.8 million, residential real estate of $3.1 million, land development loans of $1.6 million, commercial real estate of $1.3 million and land held for development of bank branch sites of $1.0 million. Foreclosed properties have been adjusted to their fair values at the time of foreclosure and any losses have been taken as loan charge-offs against the allowance for loan losses. Other real estate owned asset valuations are also evaluated at least quarterly and any necessary write down to fair value is recorded as impairment.

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the quarter ended:

	September 30, 2009	December 31, 2008	September 30, 2008
Nonaccrual loans	$29,653	$14,412	$15,848
Foreclosed properties	12,674	6,511	817
Real estate investment	1,109	629	476

Total nonperforming assets	$43,436	$21,552	$17,141

Balances
Allowance for loan losses	$32,930	$25,496	$24,420
Average loans, net of unearned income	1,871,281	1,865,992	1,801,561
Loans, net of unearned income	1,885,075	1,874,088	1,865,667

Ratios
Allowance for loan losses to loans	1.75%	1.36%	1.31%
Allowance for loan losses to NPAs	75.81%	118.30%	142.47%
Allowance for loan losses to NPLs	111.05%	176.91%	154.09%
Nonperforming assets to loans & other real estate	2.29%	1.15%	0.92%
Net charge-offs to loans	0.26%	0.42%	0.20%

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

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a total risk-based capital ratio of 17.39% and a Tier 1 risk-based capital ratio of 16.14% as of September 30, 2009. In addition, each of the Company’s subsidiary banks had risk-based capital ratios exceeding the minimum requirements of “well-capitalized” as established by the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC. The Company’s equity to asset ratio was 13.17% at September 30, 2009.

While the subsidiary banks’ risk-based capital levels are considered “well-capitalized” by regulatory definition, a prolonged period of earnings at current levels and dividend payouts could negatively impact capital ratios. The Company has a capital planning and monitoring process in place as it strives to maintain its historical strong capital levels and remain “well-capitalized.” During the first, second and third quarters of 2009, the Company reduced its dividend to $0.12, $0.06 and $0.06 per share, respectively, to shareholders to reflect the recent financial performance of the Company and to maintain its strong capital base during this uncertain and difficult economic period.

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

The Company completed a follow-on equity raise on September, 16, 2009, which generated cash and capital of approximately $58.8 million, net of underwriting discounts, commissions and estimated offering expenses, from the issuance of 4,725,000 shares of common stock at a price of $13.25 per share. It is anticipated that the proceeds of this offering will be used for general corporate purposes, including organic and opportunistic acquisition-based growth and the possible repurchase of the preferred stock issued to the U. S. Treasury.

The following table summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	September 30, 2009	December 31, 2008	September 30, 2008
Tier 1 capital	$329,505	$268,126	$207,604
Tier 2 capital	25,613	25,191	24,420
Total risk-based capital	355,118	293,317	232,024
Risk-weighted assets	2,041,717	2,015,008	1,992,824

Capital ratios:
Tier 1 risk-based capital ratio	16.14%	13.31%	10.42%
Total risk-based capital ratio	17.39%	14.56%	11.64%
Leverage ratio (Tier 1 capital to average adjusted assets)	13.15%	11.14%	8.94%
Stockholders’ equity to assets	13.17%	10.73%	8.74%
Tangible common equity to tangible assets	8.70%	6.10%	6.19%

NON-GAAP MEASURES

In reporting the results as of September 30, 2009, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. For the three and nine months ended September 30, 2009, cash basis operating dilutive earnings per share were $0.21 and $0.46 per share as compared to $0.34 and $0.98 per share for the same periods in 2008. Annualized cash basis returns on average tangible assets for the three and nine months ended September 30, 2009 were 0.49% and 0.34%, respectively, as compared to 0.78% and 0.77%, respectively, for the same periods in 2008. Annualized cash basis returns on average tangible equity for the three and nine months ended September 30, 2009 were 7.47% and 5.45%, respectively, as compared to 12.26% and 11.93%, respectively, for the same periods in 2008.

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

A reconciliation of these non-GAAP measures from their respective GAAP basis measures is presented in the following table (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net income	$2,805	$4,255	$5,511	$12,240
Plus: core deposit intangible amortization, net of tax	313	314	938	946

Cash basis operating earnings	3,118	4,569	6,449	13,186

Average assets	2,566,838	2,391,010	2,582,200	2,349,589
Less: average goodwill	56,474	56,474	56,474	56,474
Less: average core deposit intangibles	8,405	10,331	8,881	10,810

Average tangible assets	2,501,959	2,324,205	2,516,845	2,282,305

Average equity	286,870	215,040	279,776	214,904
Less: average goodwill	56,474	56,474	56,474	56,474
Less: average core deposit intangibles	8,405	10,331	8,881	10,810
Less: average preferred equity	56,397	—	56,269	—

Average tangible equity	165,594	148,235	158,152	147,620

Weighted average shares outstanding, diluted	15,165,105	13,536,670	14,134,161	13,511,178
Cash basis earnings per share, diluted	$0.21	$0.34	$0.46	$0.98
Cash basis return on average tangible assets	0.49%	0.78%	0.34%	0.77%
Cash basis return on average tangible equity	7.47%	12.26%	5.45%	11.93%

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month rate ramps, with interest rates rising gradually, versus an immediate increase or “shock” in rates, of 100 basis points up to 200 basis points. The ramp down 200 basis points analysis is not meaningful as interest rates are at historic lows and cannot drop another 200 basis points. The model, under all scenarios, does not drop the index below zero. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended September 30, 2009 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+200 basis points	3.86%	3,735
+100 basis points	1.93%	1,862
Most likely rate scenario	0.00%	—
-100 basis points	-1.11%	(1,072)
-200 basis points	-1.80%	(1,743)

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended September 30, 2009 (dollars in thousands):

	Change In Economic Value of Equity
	%	$
Change in Yield Curve:
+200 basis points	1.89%	8,008
+100 basis points	2.22%	9,383
Most likely rate scenario	0.00%	—
-100 basis points	-5.58%	(23,631)
-200 basis points	-13.41%	(56,776)

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, with the exception of the following:

We have been sued in a class action lawsuit under the Maryland Secondary Mortgage Loan Law, and it is possible that we will suffer losses as a result of this lawsuit.

On September 2, 2009, Union Mortgage Group, Inc., a wholly owned subsidiary of the Company, received notice that it has been sued in Maryland state court in a class action lawsuit under the Maryland Secondary Mortgage Loan Law (the “SMLL”). In general, the lawsuit alleges that Union Mortgage, in connection with making second mortgage loans to customers, violated the SMLL by charging certain fees, closing costs and interest in excess of the limitations established by the SMLL, and by making unauthorized payments to brokers, and while doing so did not provide the mandatory disclosure forms required by the Maryland Commissioner of Financial Regulations.

Under the SMLL, statutory remedies for violations include the refunding of closing fees and costs and all interest payments made on the second mortgage loans to date, as well as permitting the lender to collect only the principal amount of the loans going forward. The law allows additional civil penalties to be assessed for knowing violations of the SMLL.

While Union Mortgage will contest the lawsuit vigorously and assert a number of defenses, because of the recent nature of this lawsuit we cannot adequately assess its merits at this time or predict the number of potential class actions members. We also cannot predict when the lawsuit will be resolved, and it is likely that the lawsuit will remain pending for the foreseeable future. It is possible that the plaintiffs ultimately may prevail in the litigation. Any such adverse judgment could materially and adversely affect the financial condition of the Company.

Recent negative developments in the financial services industry and U.S. credit markets may adversely impact our operations and results.

Negative developments in the credit and capital markets over the last two years have created significant volatility in the financial markets and have resulted in higher unemployment and deterioration of the U.S. economy. Commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Stock prices of financial institutions and their holding companies have declined, increasing the cost of raising capital and borrowing in the debt markets compared to recent years. As a result, there is a significant potential for new federal or state laws and regulations regarding lending and funding practices and liquidity and capital standards, and bank regulatory agencies are expected to be aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

The Obama administration has proposed, and Congress has taken up, a series of proposals to reform the federal regulatory structure for insured depository institutions and other financial organizations. Under these proposals, Congress and the regulators could adopt sweeping changes to financial sector regulation and oversight, dramatically increasing the federal government’s role in nearly every aspect of the financial markets. The proposals also could lead to an imposition of higher capital requirements on all banks, which could adversely affect our earnings. Another proposal would reduce federal preemption and authorize state attorneys general and state regulators to impose local laws on us. Such a development would require us to deal with a large number of regulators and would increase our compliance and administrative costs.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in nonperforming loans. We do not record interest income on non-accrual loans, thereby adversely affecting our income and increasing loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to performance of their other responsibilities. There can be no assurance that we will avoid further increases in nonperforming loans in the future.

The FDIC has increased deposit insurance premiums to restore and maintain the federal deposit insurance fund, which has increased our costs and could adversely affect our business.

The FDIC recently adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. The potential increase in FDIC deposit insurance premiums could have a significant impact on us.

On May 22, 2009, the FDIC imposed a special deposit insurance assessment of 5 basis points on each insured institution’s total assets less Tier 1 capital. This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009 and was collected on September 30, 2009. This special assessment is in addition to the regular quarterly risk-based assessment. The FDIC has announced that an additional special assessment in 2009 of up to 5 basis points is probable.

The FDIC deposit insurance fund may suffer additional losses in the future due to bank failures. There can be no assurance that there will not be additional significant deposit insurance premium increases in order to restore the insurance fund’s reserve ratio.

Holders of the Series A Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of the Series A Preferred Stock may have interests different from our common shareholders.

In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive), the Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid; otherwise, except as required by law, holders of the Series A Preferred Stock have limited voting rights. So long as shares of the Series A Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our Articles of Incorporation, the vote or consent of holders owning at least 66  2/3% of the shares of Series A Preferred Stock outstanding is required for:

•	any authorization or issuance of shares ranking senior to the Series A Preferred Stock;

•	any amendments to the rights of the Series A Preferred Stock so as to adversely affect the rights, preferences, privileges or voting power of the Series A Preferred Stock; or

•

consummation of any merger, share exchange or similar transaction unless the shares of Series A Preferred Stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Series A Preferred Stock remaining outstanding or such preference securities have the rights, preferences, privileges and voting power of the Series A Preferred Stock.

The holders of Series A Preferred Stock, including the Treasury, may have different interests from the holders of our common stock, and could vote to block the foregoing transactions, even where considered desirable by, or in the best interests of, the holders of our common stock.

Risk related to our merger with First Market Bank

If the Company and First Market Bank do not successfully integrate, the combined company may not realize the expected benefits from the merger.

Integration in connection with a merger is sometimes difficult, and there is a risk that integrating the two companies may take more time and resources than we expect. The combined company’s ability to integrate and its future success depend in large part on the ability of members of the combined company’s board of directors to work together effectively. The combined company will be governed by a board of directors comprised of thirteen directors, of which ten will be the current directors of the Company and the following three directors of First Market Bank, James E. Ukrop, Steven A. Markel, and David J. Fairchild. Current president and chief executive officer of the Company, G. William Beale, will serve as chief executive officer of the combined company. Current chief executive officer of First Market Bank, David J. Fairchild will serve as president of the combined company. Disagreements among board members of the combined company could arise in connection with integration issues, strategic considerations and other matters. As a result, there is a risk that the combined company’s board of directors may not be able to operate effectively, which would affect adversely the combined company’s ability to integrate the operations of the Company and First Market Bank successfully.

Combining the Company and First Market Bank may be more difficult, costly or time-consuming than we expect.

The Company and First Market Bank have operated, and, until the completion of the merger, will continue to operate, independently. The integration process could result in the loss of key employees, the disruption of each party’s ongoing business, inconsistencies in standards, controls, procedures and policies that affect adversely either party’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. As with any merger of financial institutions, there also may be disruptions that cause the Company and First Market Bank to lose customers or cause customers to withdraw their deposits from First Market Bank or the Company’s banking subsidiaries, or other unintended consequences that could have a material adverse effect on the Company’s results of operations or financial condition.

The merger may distract management of the Company and First Market Bank from their other responsibilities.

The merger could cause the respective management groups of the Company and First Market Bank to focus their time and energies on matters related to the transaction that otherwise would be directed to their business and operations. Any such distraction on the part of either company’s management, if significant, could affect its ability to service existing business and develop new business and adversely affect the business and earnings of the Company or the business and earnings of the combined company.

The combined bank may not be able to effectively integrate the operations of First Market Bank and Union Bank and Trust Company.

The future operating performance of the combined company and the combined bank will depend, in part, on the success of the merger of First Market Bank and Union Bank and Trust Company. The success of this merger will, in turn, depend on a number of factors, including: the combined bank’s ability to (i) integrate the operations and branches of First Market Bank and Union Bank and Trust Company; (ii) retain the deposits and customers of First Market Bank and Union Bank and Trust Company; (iii) control the incremental increase in noninterest expense arising from the merger in a manner that enables the combined bank to improve its overall operating efficiencies; and (iv) retain and integrate the appropriate personnel of First Market Bank and Union Bank and Trust Company into the operations of the combined bank, as well as reducing overlapping bank personnel. The integration of First Market Bank and Union Bank and Trust Company following the merger will require the dedication of the time and resources of the banks’ management, and may temporarily distract managements’ attention from the day-to-day business of the banks. If the combined bank is unable to successfully integrate First Market Bank and Union Bank and Trust Company, the combined bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

A significant majority of First Market Bank’s branches are located in Ukrop’s Super Markets’ grocery stores and the possible sale of Ukrop’s Super Markets could aversely affect the business of those branches.

Twenty-five of First Market Bank’s 39 branches are located in Ukrop’s Super Markets’ grocery stores. It is possible, but not certain, that Ukrop’s Super Markets could be sold in the future. Such a sale would likely result in the rebranding of Ukrop’s Super Markets’ grocery stores and a change in certain operational aspects of Ukrop’s Super Markets. These changes may or may not be widely accepted by Ukrop’s Super Markets’ grocery stores’ current customers. If business declines in the grocery store locations following such a sale of Ukrop’s Super Markets, First Market Bank customers may no longer find the First Market Bank branch locations to be convenient, which could have a materially adverse effect on the earnings of the former First Market Bank branches following the merger.

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

Union Bankshares Corporation
(Registrant)

Date: November 9, 2009	By:	/S/ G. WILLIAM BEALE
G. William Beale,
President and Chief Executive Officer

Date: November 9, 2009	By:	/S/ D. ANTHONY PEAY
D. Anthony Peay,
Executive Vice President and Chief Financial Officer