Form 10-Q
period 2010-03-31
UNION FIRST MARKET BANKSHARES CORP
filed 2010-05-10
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-20293

UNION FIRST MARKET BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1598552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Virginia Street

Suite 200

Richmond, Virginia 23219

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

The number of shares of common stock outstanding as of April 30, 2010 was 25,927,272.

UNION FIRST MARKET BANKSHARES CORPORATION

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	March 31, 2010	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$54,984	$38,725	$37,515
Interest-bearing deposits in other banks	62,918	4,106	123,422
Money market investments	126	127	129
Other interest-bearing deposits	2,598	2,598	2,598
Federal funds sold	9,887	355	305

Total cash and cash equivalents	130,513	45,911	163,969

Securities available for sale, at fair value	529,351	400,591	348,235

Loans held for sale	50,633	54,280	34,003

Loans, net of unearned income	2,850,166	1,874,224	1,867,172
Less allowance for loan losses	34,014	30,484	27,704

Net loans	2,816,152	1,843,740	1,839,468

Bank premises and equipment, net	92,566	78,722	79,138
Other real estate owned	25,082	22,509	8,145
Core deposit intangibles, net	32,636	7,690	9,133
Goodwill	57,567	56,474	56,474
Other assets	115,199	77,355	63,468

Total assets	$3,849,699	$2,587,272	$2,602,033

LIABILITIES
Noninterest-bearing demand deposits	$488,426	$294,222	$292,636
Interest-bearing deposits:
NOW accounts	357,762	215,327	200,941
Money market accounts	720,074	446,980	436,892
Savings accounts	150,753	102,852	99,126
Time deposits of $100,000 and over	597,768	407,894	477,527
Other time deposits	757,232	449,089	485,884

Total interest-bearing deposits	2,583,589	1,622,142	1,700,370

Total deposits	3,072,015	1,916,364	1,993,006

Securities sold under agreements to repurchase	73,307	50,550	50,205
Other short-term borrowings	45,000	115,201	65,000
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	155,462	140,000	140,000
Other liabilities	28,804	22,759	18,600

Total liabilities	$3,434,898	$2,305,184	$2,327,121

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, $1,000 liquidation value, shares authorized 500,000; issued and outstanding, 35,595 shares, no shares, 59,000 shares, respectively	35,595	—	58,874

Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 25,928,956 shares, 18,419,567 shares, and 13,595,004 shares, respectively	34,440	24,462	18,094
Surplus	184,481	98,136	43,590
Retained earnings	155,067	155,047	154,672
Warrant	—	—	2,808
Discount on preferred stock	(1,352)	—	(2,667)
Accumulated other comprehensive income (loss)	6,570	4,443	(459)

Total stockholders’ equity	414,801	282,088	274,912

Total liabilities and stockholders’ equity	$3,849,699	$2,587,272	$2,602,033

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31
	2010	2009
Interest and dividend income:
Interest and fees on loans	$38,394	$27,509
Interest on Federal funds sold	12	—
Interest on deposits in other banks	8	54
Interest and dividends on securities:
Taxable	3,539	2,436
Nontaxable	1,365	1,365

Total interest and dividend income	43,318	31,364

Interest expense:
Interest on deposits	7,263	11,105
Interest on Federal funds purchased	14	—
Interest on short-term borrowings	598	631
Interest on long-term borrowings	1,283	1,914

Total interest expense	9,158	13,650

Net interest income	34,160	17,714
Provision for loan losses	5,001	3,130

Net interest income after provision for loan losses	29,159	14,584

Noninterest income:
Service charges on deposit accounts	2,171	1,996
Other service charges, commissions and fees	2,315	1,419
Gains on securities transactions, net	19	1
Gains on sales of loans	4,491	3,452
Gains (losses) on sales of other real estate and bank premises, net	39	(19)
Other operating income	704	484

Total noninterest income	9,739	7,333

Noninterest expenses:
Salaries and benefits	15,415	10,675
Occupancy expenses	2,635	1,797
Furniture and equipment expenses	1,402	1,209
Other operating expenses	17,348	6,246

Total noninterest expenses	36,800	19,927

Income before income taxes	2,098	1,990
Income tax expense	399	237

Net income	$1,699	$1,753
Dividends paid and accumulated on preferred stock	303	738
Accretion of discount on preferred stock	51	123

Net income available to common shareholders	$1,345	$892

Earnings per common share, basic	$0.06	$0.07

Earnings per common share, diluted	$0.06	$0.07

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Warrant	Discount on Preferred Stock	Accumu- lated Other Compre- hensive Income (Loss)	Compre- hensive Income	Total
Balance - December 31, 2008	$58,874	$18,055	$43,435	$155,140	$2,808	$(2,790)	$(1,724)		$273,798

Comprehensive income:
Net income - 2009				1,753				$1,753	1,753
Unrealized holding gains arising during the period (net of tax, $682)								1,266
Reclassification adjustment for gains included in net income (net of tax, $0)								(1)

Other comprehensive income (net of tax, $682)							1,265	1,265	1,265

Total comprehensive income								$3,018

Dividends on Common Stock ($.12 per share)				(1,639)					(1,639)
Dividends on Preferred Stock				(459)					(459)
Issuance costs of Preferred Stock			(50)						(50)
Tax benefit from exercise of stock awards			4						4
Accretion of discount on Preferred Stock				(123)		123			—
Issuance of common stock under Dividend Reinvestment Plan (14,680 shares)		20	156						176
Issuance of common stock under Stock Incentive Plan (900 shares)		1	9						10
Vesting of restricted stock under Stock Incentive Plan (13,609 shares)		18	(18)						—
Stock-based compensation expense			54						54

Balance - March 31, 2009	$58,874	$18,094	$43,590	$154,672	$2,808	$(2,667)	$(459)		$274,912

Balance - December 31, 2009	$—	$24,462	$98,136	$155,047	$—	$—	$4,443		$282,088

Comprehensive income:
Net income - 2010				1,699				$1,699	1,699
Unrealized holding gains arising during the period (net of tax, $1,153)								2,138
Reclassification adjustment for gains included in net income (net of tax, $8)								(11)

Other comprehensive income (net of tax, $1,145)							2,127	2,127	2,127

Total comprehensive income								$3,826

Issuance of common stock (7,477,273 shares)		$9,945	86,139						96,084
Dividends on Common Stock ($.06 per share)				(1,555)					(1,555)
Dividends on Preferred Stock				(73)					(73)
Issuance of Preferred Stock	35,595					(1,403)			34,192
Accretion of discount on Preferred Stock				(51)		51			—
Issuance of common stock under Dividend Reinvestment Plan (5,174 shares)		7	85						92
Issuance of common stock under Stock Incentive Plan (4,473 shares)		6	33						39
Vesting of restricted stock under Stock Incentive Plan (12,616 shares)		20	(20)						—
Stock-based compensation expense			108						108

Balance - March 31, 2010	$35,595	$34,440	$184,481	$155,067	$—	$(1,352)	$6,570		$414,801

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Dollars in thousands)

(Unaudited)

	2010	2009
Operating activities:
Net income	$1,699	$1,753
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization of bank premises and equipment	1,477	1,324
Amortization, net	1,184	809
Provision for loan losses	5,001	3,130
(Increase) decrease in loans held for sale, net	3,647	(4,579)
Gains on the sale of investment securities	(19)	(1)
Gains (losses) on sales of other real estate owned and premises, net	(39)	19
Stock-based compensation expense	108	54
(Increase) in other assets	(1,461)	(270)
Increase in other liabilities	4,214	1,057

Net cash and cash equivalents provided by operating activities	15,811	3,296

Investing activities:
Purchases of securities available for sale	(38,471)	(49,667)
Proceeds from sales of securities available for sale	103,836	—
Proceeds from maturities, calls and paydowns of securities available for sale	25,823	12,893
Net decrease (increase) in loans	(1,261)	5,994
Sales (purchases) of bank premises and equipment, net	3,344	(3,056)
Cash received in bank acquisition	137,460	—

Net cash and cash equivalents provided by (used in) investing activities	230,731	(33,836)

Financing activities:
Net increase in noninterest-bearing deposits	23,087	17,807
Net (decrease) increase in interest-bearing deposits	(75,759)	48,200
Net decrease in short-term borrowings	(107,444)	(8,077)
Net (decrease) in long-term borrowings	(327)	(10,000)
Cash dividends paid - common stock	(1,555)	(1,639)
Cash dividends paid - preferred stock	(73)	(459)
Tax benefit from the exercise of equity-based awards	—	4
Proceeds from the issuance of common stock	131	186
Issuance costs of preferred stock	—	(50)

Net cash and cash equivalents (used in) provided by financing activities	(161,940)	45,972

Increase in cash and cash equivalents	84,602	15,432
Cash and cash equivalents at beginning of the period	45,911	148,537

Cash and cash equivalents at end of the period	$130,513	$163,969

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$8,567	$13,626

Supplemental Schedule of Noncash Activities
Unrealized gains on securities available for sale	$3,272	$1,947
Transfer of loans to other real estate owned, net	5,390	1,005
Common stock issued for acquisition	96,083	—
Preferred stock issued for acquisition	34,192	—

Transactions related to bank acquisitions
Increase in assets and liabilities:
Loans	$981,541	$—
Securities	218,676	—
Other Assets	78,542	—
Noninterest bearing deposits	171,117	—
Interest bearing deposits	1,037,206	—
Borrowings	75,789	—
Other Liabilities	1,832	—

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2010

1. ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Union First Market Bankshares Corporation and its subsidiaries (the “Company”). Significant inter-company accounts and transactions have been eliminated in consolidation.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

The Company adopted Accounting Standards Codification (“ASC”) 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.

2. BUSINESS COMBINATIONS

On February 1, 2010, the Company completed its previously announced acquisition of First Market Bank, FSB (“First Market Bank”) in an all stock transaction. First Market Bank’s common shareholders received 6,273.259 shares of the Company’s common stock in exchange for each share of First Market Bank’s common stock, resulting in the Company issuing 6,701,478 common shares. The Series A preferred shareholder of First Market Bank received 775,795 shares of the Company’s common stock in exchange for all shares of the Series A preferred stock. In connection with the transaction the Company issued a total of 7,477,273 common shares with an acquisition date fair value of $96.1 million. The Series B and Series C preferred shareholder of First Market Bank received 35,595 shares of the Company’s Series B preferred stock in exchange for all shares of the Series B and Series C preferred stock.

The transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the acquisition date. Assets acquired totaled $1.4 billion, including $981.5 million in net loans and $218.7 million in investment securities. Liabilities assumed were $1.3 billion, including $1.2 billion of deposits. In connection with the acquisition, the Company recorded $1.1 million of goodwill and $26.4 million of core deposit intangible. The core deposit intangible is being amortized over an average of 4.3 years using an accelerated method. In addition, the Company recorded $1.2 million related to a trademark intangible. This is being amortized over a three year time period. The recorded goodwill was allocated to the community banking segment of the Company and is non-deductible for tax purposes.

In many cases, determining the estimated fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the fair valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carryover of First Market Bank’s previously established allowance for loan losses. Subsequent decreases in the expected cash flows will require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows will result in the recognition of additional interest income over the then remaining lives of the loans.

The consideration paid for First Market Bank and the amounts of acquired identifiable assets and liabilities and preferred equity assumed as of the acquisition date were as follows (dollars in thousands):

Purchase price:
Value of:

Common shares issued (7,477,273 shares)	$96,083
U. S. Treasury investment in First Market Bank	34,192

Total purchase price	130,275

Identifiable assets:
Cash and due from banks	137,460
Investment securities	218,676
Loans and leases	981,541
Core deposit intangible	26,400
Other assets	51,049

Total assets	1,415,126

Liabilities and equity:
Deposits	1,208,323
Short-term borrowings	60,000
Long-term borrowings	15,789
Other liabilities	1,832

Total liabilities	1,285,944

Net assets acquired	129,182

Goodwill resulting from acquisition	$1,093

The carrying amount of acquired loans at February 1, 2010 consisted of purchased performing loans and purchased impaired loans as detailed in the following table (dollars in thousands):

	Purchased Impaired Loans	Purchased Performing Loans	Total Loans
Real estate - Residential and home equity loans	$9,536	$295,235	$304,771
Real estate - Commercial and other	3,884	278,901	282,785
Auto - Indirect auto	216	171,210	171,426
Land	5,138	129,337	134,475
Other loans	1,995	86,089	88,084

Total	$20,769	$960,772	$981,541

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

The following table presents the purchased performing loans receivable at the acquisition date. The remaining fair value adjustment for credit, interest rate and liquidity as of March 31, 2010 was $18.5 million. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond (dollars in thousands):

Contractually required principal payments receivable	$980,663
Fair value adjustment for credit, interest rate, and liquidity	(19,891)

Fair value of purchased performing loans receivable	$960,772

Interest income on acquired loans for the first quarter of 2010 was approximately $9.5 million. The outstanding principal balance and the carrying amount of these loans that is included in the consolidated balance sheet at March 31, 2010 is as follows (dollars in thousands):

Outstanding principal balance	$951,637
Carrying amount	$933,171

Loans obtained in the acquisition of First Market Bank for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than 0.54% of the Company’s consolidated assets and, accordingly, are not considered material.

The table below presents certain pro forma information as if First Market Bank had been acquired on January 1, 2009 for 2009 and January 1, 2010 for 2010. These results combine the historical results of First Market Bank into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated dates. In particular, no adjustments have been made to eliminate the amount of First Market Bank’s provision for credit losses of $1.2 million in 2009 (note, no provision for loan losses was made during the month of January 2010 for First Market Bank) that would not have been necessary had the acquired loans been recorded at fair value as of the beginning of each year. The disclosure of First Market Bank’s post-acquisition revenue and net income were not practicable due to combining its operations with the Company’s largest affiliate shortly after the acquisition. Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow (dollars in thousands):

	Pro forma Three months ended March 31, 2010	Pro forma Three months ended March 31, 2009

Total revenues	$59,302	$57,979
Net income	$6,084	$3,066

Acquisition-related expenses associated with the acquisition of First Market Bank were $6.9 million for the three month period ended March 31, 2010 and are recorded in ‘Other operating expenses’ in the Company’s condensed consolidated statements of income. Such costs also include legal and accounting fees, lease and contract termination expenses, system conversion, integrating operations, and employee severances, which have been expensed as incurred.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

A summary of acquisition-related expenses associated with the First Market Bank acquisition included in the consolidated statement of income follows (dollars in thousands). Included in the equipment and net occupancy category is the write-down of select fixed assets of approximately $1.7 million.

Three months ended March 31, 2010
Salaries and employee benefits	$1,453
Equipment and net occupancy	2,201
Professional services	1,639
Other costs of operations	1,579

Total	$6,872

Total inception to date costs incurred through March 31, 2010 were $8.4 million. Total acquisition costs for the transaction were initially estimated to be $10.8 million and are not expected to exceed that level.

3. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted ASC 718, Stock Compensation. This statement requires the costs resulting from all share-based payments to employees be recognized in the financial statements.

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company. The stock incentive plan makes available 525,000 shares which may be awarded to employees of the Company in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is 10 years from the date of grant and generally vests in equal annual installments of 20 percent over a five-year vesting schedule. The Company issues new shares to satisfy share-based awards. As of March 31, 2010, approximately 260,365 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

For the three month period ended March 31, 2010, the Company recognized stock-based compensation expense of approximately $78 thousand, net of tax, and less than $0.01 per common share for the three month period ended March 31, 2010.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2010:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2009	216,180	$21.03
Granted	—	—
Exercised	(4,473)	8.67
Forfeited	—	—

Options outstanding, March 31, 2010	211,707	21.30

Options exercisable, March 31, 2010	193,185	20.92

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the three months ended March 31, 2010 and 2009 (Note: no options were granted during the first quarter of 2010):

	Three Months Ended March 31,
	2010	2009
Dividend yield (1)	—	2.45%
Expected life in years (2)	—	7.2
Expected volatility (3)	—	34.84%
Risk-free interest rate (4)	—	2.80%

Weighted average fair value per option granted	—	$3.89

(1)	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
(2)	Based on the average of the contractual life and vesting schedule for the respective option.
(3)	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
(4)	Based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of March 31, 2010 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	207,978	193,185
Weighted average remaining contractual life in years	4.04	3.80
Weighted average exercise price on shares above water	$10.46	$10.24
Aggregate intrinsic value	$170	$164

The total intrinsic value for stock options exercised during the three months ended March 31, 2010 was $18 thousand. The fair value of stock options vested during the three months ended March 31, 2010 was approximately $103 thousand. Cash received from the exercise of stock options for the three months ended March 31, 2010 was $39 thousand.

Nonvested Stock

The 2003 plan permits the granting of nonvested stock, but such grants are limited to one-third of the aggregate number of total awards granted. This equity component of compensation is divided between restricted (time-based) stock grants and performance-based stock grants. The restricted stock vests on either of the following vesting schedules: 1) In four installments, 25% at the ends of each of the four years following the grant date, or 2) In two installments, 50% at the end of the third year following the grant date and 50% at the end of the fourth year following the grant date. The performance-based stock is subject to vesting on the fourth anniversary of the date of the grant based on the performance of the Company’s stock price. The value of the nonvested stock awards was calculated by multiplying the fair market value of the Company’s common stock on the grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends (restricted stock), if any, except for the nonvested stock under the performance-based component (performance stock).

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

The following table summarizes the nonvested stock activity for the three months ended March 31, 2010:

	Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2009	79,520	$20.66
Granted	13,665	18.41
Vested	(12,616)	25.62
Forfeited	(330)	27.55

Balance, March 31, 2010	80,239	26.56

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of March 31, 2010 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the nine months remaining of 2010	$69	$86	$155
For year ended March 31, 2011	54	288	342
For year ended March 31, 2012	16	150	166
For year ended March 31, 2013	2	145	147
For year ended March 31, 2014	—	117	117
For year ended March 31, 2015	—	3	3

Total	$141	$789	$930

4. ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	March 31, 2010	March 31, 2009
Beginning balance	$30,484	$25,496
Recoveries credited to allowance	1,041	66
Loans charged off	(2,512)	(988)
Provision for loan losses	5,001	3,130

Ending balance	$34,014	$27,704

In accordance with current GAAP, the allowance for loan losses of First Market Bank was not carried over to the Company at acquisition date.

5. EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS uses as the denominator the weighted average number of common shares outstanding during the period, including the effect of potentially dilutive common shares outstanding attributable to stock awards. Dividends on preferred stock and amortization of discount on preferred stock are treated as a reduction of the numerator in calculating basic and diluted EPS. There were approximately 178,354 and 177,382 shares underlying anti-dilutive stock awards as of March 31, 2010 and 2009, respectively. Dividends paid on nonvested stock awards were approximately $3 thousand and $4 thousand as of March 31, 2010 and 2009.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2010 and 2009 (dollars and shares in thousands, except per share amounts):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended March 31, 2010
Net income	$1,699	23,197	$0.07
Less: dividends paid and accumulated on preferred stock	303	—	0.01
Less: accretion of discount on preferred stock	51	—	—

Basic	$1,345	23,197	$0.06
Add: potentially dilutive common shares - stock awards	—	38	—

Diluted	$1,345	23,235	$0.06

For the Three Months ended March 31, 2009
Net income	$1,753	13,563	$0.13
Less: dividends paid and accumulated on preferred stock	738	—	0.05
Less: accretion of discount on preferred stock	123	—	0.01

Basic	$892	13,563	$0.07
Add: potentially dilutive common shares - stock awards	—	39	—

Diluted	$892	13,602	$0.07

6. TRUST PREFERRED CAPITAL NOTES

On March 30, 2006, the Company formed Union Bankshares Corporation Statutory Trust II, a wholly owned subsidiary, for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity Bank & Trust Company (“Prosperity”) that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate for the period ended March 31, 2010 was 1.69%. The redeemable capital securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the financial statements.

During the first quarter of 2004, Union Bankshares Corporation Statutory Trust I, a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation (“Guaranty”). A Trust Preferred Capital Note of $22.5 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate for the period ended March 31, 2010 was 3.04%. The redeemable capital securities have been redeemable at par since June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $696 thousand is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the financial statements.

7. SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business. The community bank business includes three banks, which provide loan, deposit, investment, and other banking services to consumer and commercial customers through 92 branch offices located in Virginia. The Company’s largest affiliate, Union First Market Bank also offers trust services. The mortgage segment provides a variety of mortgage loan products principally in Virginia and Maryland. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimis risk.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three months ended March 31, 2010 and 2009 was as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated
Three Months Ended March 31, 2010
Net interest income	$33,778	$382	$—	$34,160
Provision for loan losses	5,001	—	—	5,001

Net interest income after provision for loan losses	28,777	382	—	29,159
Noninterest income	5,365	4,491	(118)	9,739
Noninterest expenses	33,011	3,906	(118)	36,800

Income before income taxes	1,131	967	—	2,098
Income tax expense	11	388	—	399

Net income	$1,120	$579	$—	$1,699

Total assets	$3,843,190	$56,877	$(50,368)	$3,849,699

Three Months Ended March 31, 2009
Net interest income	$17,420	$294	$—	$17,714
Provision for loan losses	3,130	—	—	3,130

Net interest income after provision for loan losses	14,290	294	—	14,584
Noninterest income	3,966	3,447	(80)	7,333
Noninterest expenses	17,014	2,993	(80)	19,927

Income before income taxes	1,241	747	—	1,990
Income tax (benefit) expense	(25)	262	—	237

Net income	$1,266	$485	$—	$1,753

Total assets	$2,596,764	$38,934	$(33,665)	$2,602,033

8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs (“ASU 2010-04”). This update makes technical corrections to existing Securities and Exchange Commission guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, requires new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics (“ASU 2010-08’). ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

9. GOODWILL AND INTANGIBLE ASSETS

The Company adopted ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of this statement discontinued the amortization of goodwill and intangible assets with indefinite lives but require an impairment review at least annually and more frequently if certain impairment indicators are evident. Based on the annual testing during the second quarter of each year and the absence of impairment indicators during the current quarter the Company has recorded no impairment charges to date.

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 15 years. In connection with the First Market Bank acquisition, accounted for using the acquisition method of accounting, the Company recorded $26.4 million of core deposit intangible, $1.2 million of trademark intangible and $1.1 million in goodwill. None of the goodwill recognized will be deductible for income tax purposes. Changes in goodwill in the Company’s consolidated balance sheet from March 31, 2010 and December 31, 2009 were attributable to the acquisition of First Market Bank. The core deposit intangible on that acquisition is being amortized over an average of 4.3 years using an accelerated method and the trademark intangible is being amortized over 3 years using the straight-line method.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2010
Amortizable core deposit intangibles	$46,615	$13,979	$32,636
Unamortizable goodwill	57,909	342	57,567
Trademark intangible	1,200	67	1,133

December 31, 2009
Amortizable core deposit intangibles	$20,215	$12,525	$7,690
Unamortizable goodwill	56,816	342	56,474

March 31, 2009
Amortizable core deposit intangibles	$20,215	$11,802	$9,133
Unamortizable goodwill	56,816	342	56,474

Amortization expense of the core deposit and trademark intangibles for the three month periods ended March 31, 2010 and 2009 totaled $1.5 million and $481 thousand, respectively. As of March 31, 2010, the estimated remaining amortization expense of core deposit and trademark intangibles for future periods is as follows (dollars in thousands):

2010	$6,122
2011	6,571
2012	5,543
2013	3,806
2014	2,794
2015	2,396
Thereafter	6,537

$33,769

10. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At March 31, 2010 and 2009, the Company had outstanding loan commitments approximating $744.9 million and $470.8 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $33.8 million and $36.1 million at March 31, 2010, and 2009, respectively.

At March 31, 2010, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union First Market Bank, a wholly owned subsidiary of Union First Market Bankshares Corporation, had rate lock commitments to originate mortgage loans amounting to $132.3 million and loans held for sale of $50.6 million. Union Mortgage has entered into corresponding commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $182.9 million. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

11. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities as of March 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
March 31, 2010
U.S. government and agency securities	$11,736	$377	$—	$12,113
Obligations of states and political subdivisions	135,783	3,768	(1,752)	137,799
Corporate and other bonds	17,086	252	(984)	16,354
Mortgage-backed securities	328,633	8,553	(45)	337,141
Federal Reserve Bank stock - restricted	3,683	—	—	3,683
Federal Home Loan Bank stock - restricted	21,987	—	—	21,987
Other securities	257	29	(12)	274

Total securities	$519,165	$12,979	$(2,793)	$529,351

December 31, 2009
U.S. government and agency securities	$5,516	$247	$—	$5,763
Obligations of states and political subdivisions	123,573	2,928	(2,375)	124,126
Corporate and other bonds	16,924	225	(1,350)	15,799
Mortgage-backed securities	228,766	7,415	(176)	236,005
Federal Reserve Bank stock - restricted	3,683	—	—	3,683
Federal Home Loan Bank stock - restricted	14,958	—	—	14,958
Other securities	257	14	(14)	257

Total securities	$393,677	$10,829	$(3,915)	$400,591

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
As of March 31, 2010
Obligations of states and political subdivisions	$6,466	$(222)	$35,452	$(1,530)	$41,918	$(1,752)
Mortgage-backed securities	7,960	(45)	—	—	7,960	(45)
Corporate and other bonds	7,306	(17)	5,215	(979)	12,521	(996)

Totals	$21,732	$(284)	$40,667	$(2,509)	$62,399	$(2,793)

As of December 31, 2009
Obligations of states and political subdivisions	$9,597	$(174)	$35,898	$(2,201)	$45,495	$(2,375)
Mortgage-backed securities	23,815	(176)	—	—	23,815	(176)
Corporate and other bonds	1,836	(45)	5,118	(1,319)	6,954	(1,364)

Totals	$35,248	$(395)	$41,016	$(3,520)	$76,264	$(3,915)

As of March 31 2010, there were $40.7 million of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $2.5 million and consisted primarily of municipal obligations. In the second quarter of 2009, the Company adopted Other-Than-Temporary Impairment (“OTTI”) guidance, as amended, for debt securities regarding recognition and disclosure. The major change in the guidance was that an impairment is other-than-temporary if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

During each quarter the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance and relevant industry research and analysis. Based on the assessment for the current quarter ended March 31, 2010 and in accordance with the revised guidance, no OTTI was recognized.

12. FAIR VALUE MEASUREMENTS

The Company adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. This statement clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under ASC 820 based on these two types of inputs are as follows:

Level 1 -	Valuation is based on quoted prices in active markets for identical assets and liabilities.
Level 2 -

Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the markets.

Level 3 -	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market. These unobservable inputs reflect the Company’s assumptions about what market participants would use and information that is reasonably available under the circumstances without undue cost and effort.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity then the security would fall to the lowest level of the hierarchy (Level 3). The carrying value of restricted Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements at March 31, 2010 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale	$—	$503,681	$—	$503,681

Total	$—	$503,681	$—	$503,681

	Fair Value Measurements at December 31, 2009 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale	$—	$381,950	$—	$381,950

Total	$—	$381,950	$—	$381,950

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2010. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than two years old, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At March 31, 2010 the Company’s Level 3 loans consisted of three relationships secured by commercial real estate of $1.8 million with a $414 thousand valuation reserve; three relationships secured by residential real estate and lots of $3.4 million with a valuation reserve of $909 thousand; four relationships secured by inventory, receivables or equipment of $1.1 million with a $441 thousand valuation reserve; one relationship secured by investment real estate of $1.8 million with a $317 thousand valuation reserve; and one relationship unsecured of $115 thousand with a $6 thousand valuation reserve.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements at March 31, 2010 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance
ASSETS
Loans held for sale	$—	$50,633	$—	$50,633
Impaired Loans	—	134,182	6,070	140,252

Total	$—	$184,815	$6,070	$190,885

	Fair Value Measurements at December 31, 2009 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance
ASSETS
Loans held for sale	$—	$54,280	$—	$54,280
Impaired Loans	—	111,095	10,707	121,802

Total	$—	$165,375	$10,707	$176,082

The Company’s nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis relate to other real estate owned (“OREO”), goodwill and intangible assets. In accordance with ASC 360, Property, Plant and Equipment, OREO with a carrying value above fair value is written down to its fair value and results in an impairment charge. Total valuation expenses related to OREO for the three months ended March 31, 2010 and 2009 were zero and $14 thousand, respectively. No impairment charges have been recorded for goodwill or intangible assets.

ASC 825, Financial Instruments, was effective for interim periods ending after June 15, 2009. This statement requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Cash and Cash Equivalents

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

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

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2010, the carrying value and fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2010 are in the following table (dollars in thousands):

	March 31, 2010
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$130,513	$130,513
Securities available for sale	529,351	529,351
Loans held for sale	50,633	50,633
Net loans	2,816,152	2,826,657
Accrued interest receivable	14,994	14,994

Financial liabilities:
Deposits	3,072,015	3,077,486
Borrowings	334,079	310,840
Accrued interest payable	2,604	2,604

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have reviewed the accompanying condensed consolidated balance sheets of Union First Market Bankshares Corporation and subsidiaries as of March 31, 2010 and 2009, and the related condensed consolidated statements of income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union First Market Bankshares Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Winchester, Virginia

May 10, 2010

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union First Market Bankshares Corporation and its subsidiaries (collectively the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements thereto, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2009. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, mergers and acquisitions and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company adopted Accounting Standards Codification (“ASC”) 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, during the third quarter 2009.

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

While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if future economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

Mergers and Acquisitions

On February 1, 2010, the Company completed its previously announced acquisition of First Market Bank, FSB (“First Market Bank”) in an all stock transaction. First Market Bank’s common shareholders received 6,273.259 shares of the Company’s common stock in exchange for each share of First Market Bank’s common stock, resulting in the Company issuing 6,701,478 common shares. The Series A preferred shareholder of First Market Bank received 775,795 shares of the Company’s common stock in exchange for all shares of the Series A preferred stock. In connection with the transaction the Company issued a total of 7,477,273 common shares with an acquisition date fair value of $96.1 million. The Series B and Series C preferred shareholder of First Market Bank received 35,595 shares of the Company’s Series B preferred stock in exchange for all shares of the Series B and Series C preferred stock.

The transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the acquisition date. Assets acquired totaled $1.4 billion, including $981.5 million in net loans and $218.7 million in investment securities. Liabilities assumed were $1.3 billion, including $1.2 billion of deposits. In connection with the acquisition, the Company recorded $1.1 million of goodwill and $26.4 million of core deposit intangible. The core deposit intangible is being amortized over an average of 4.3 years using an accelerated method. In addition, the Company recorded $1.2 million related to a trademark intangible. This is being amortized over a three year time period.

In many cases, determining the estimated fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the fair valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carryover of First Market Bank’s previously established allowance for loan losses. Subsequent decreases in the expected cash flows will require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows will result in the recognition of additional interest income over the then remaining lives of the loans.

The estimated fair value of liabilities assumed was based on the discounted value of contractual cash flows and compared to other securities with similar characteristics and remaining maturities. Specifically, First Market Bank’s Federal Home Loan Bank of Atlanta (“FHLB”) advances, subordinated debt and certificates of deposit were assumed at a net premium. This premium will have a favorable impact on the Company’s net interest expense over the next 7 quarters as the premium reduces interest expense based on an accelerated method.

BUSINESS OVERVIEW

ABOUT UNION FIRST MARKET BANKSHARES CORPORATION

Union First Market Bankshares Corporation is the largest community banking organization based in Virginia, providing full service banking to the Northern, Central, Rappahannock, Tidewater and Northern Neck regions of Virginia through its bank subsidiaries, Union First Market Bank (77 locations in the counties of Albemarle, Caroline, Chesterfield, Fairfax, Fluvanna, Hanover, Henrico, James City, King George, King William, Nelson, Spotsylvania, Stafford, Westmoreland, York, and the cities of Richmond, Fredericksburg, Williamsburg, Newport News, Grafton, Charlottesville, Colonial Heights, and Roanoke); Northern Neck State Bank (9 locations in the counties of Richmond, Westmoreland, Essex, Northumberland and Lancaster); and Rappahannock National Bank (6 locations in Washington, Front Royal, Middleburg, and Warrenton). Union Investment Services, Inc. provides full brokerage services; Union Mortgage Group, Inc. provides a full line of mortgage products; and Union Insurance Group, LLC offers various lines of insurance products. Union First Market Bank also owns a non-controlling interest in Johnson Mortgage Company, LLC.

On February 1, 2010, the Company completed its previously announced acquisition of First Market Bank, FSB. On March 22, 2010, the Company’s two largest bank subsidiaries, Union Bank and Trust Company and First Market Bank, were combined to form Union First Market Bank.

Additional information is available on the Company’s website at www.ubsh.com. The information contained on the Company’s website is not a part of this report.

The shares of the Company are traded on the NASDAQ Global Select Market under the symbol “UBSH.”

RESULTS OF OPERATIONS

Net Income

The Company reported net income of $1.7 million for the quarter ended March 31, 2010, down slightly from the same quarter a year ago. The slight decline in net income of $54 thousand is principally a result of $6.9 million in nonrecurring costs associated with the acquisition of First Market Bank, partially offset by the earnings contribution from First Market Bank, strong net interest income and increases in mortgage segment revenue. Net income available to common shareholders, which deducts from net income the dividends and discount accretion on preferred stock, was $1.3 million for the current quarter compared to $892 thousand for the same quarter last year. This represented a decrease in earnings per share, on a diluted basis, of $0.01, to $0.06 from $0.07.

The reported net income for the quarter ended March 31, 2010, represented a decline of $1.2 million from the quarter ended December 31, 2009. The decline was largely a result of increases in acquisition costs of $6.4 million, partially offset by increases in net interest income and lower credit costs.

As a supplement to GAAP, the Company also reports certain alternate financial metrics relative to its operating performance. Diluted earnings per share on a cash basis for the quarter ended March 31, 2010 were $0.12 as compared to $0.15 for the same quarter a year ago and $0.17 for the quarter ended December 31, 2009. Additionally, cash basis return on average tangible common equity for the quarter ended March 31, 2010 was 3.82% as compared to 5.42% in the prior year’s same quarter and 5.71% for the quarter ended December 31, 2009.

NET INTEREST INCOME

During the first quarter of 2010, the Federal Open Market Committee maintained the target range for the Federal funds rate at 0% to 0.25% and continued its posture to hold the Federal funds rate exceptionally low for an extended period.

On a linked quarter basis, tax-equivalent net interest income increased $11.6 million, or 49.2%, to $35.1 million due principally to increased interest-earning asset volumes related to the acquisition of First Market Bank, the accretion of fair value adjustments from acquisition accounting and declines in costs of interest-bearing liabilities. The tax-equivalent net interest margin increased 62 basis points to 4.59% from 3.97% in the prior quarter. The net interest margin increase was principally attributable to the accretion of fair value market adjustments of acquired loans and deposits and decreases in the cost of interest-bearing liabilities. Average interest-earning assets and related interest income increased $754.9 million and $10.5 million, respectively. Average interest-bearing liabilities increased $683.1 million with related interest expense declining $1.0 million. Costs of interest-bearing liabilities declined 66 basis points to 1.42% while yields on interest-earning assets increased 9 basis points to 5.78%. Improvements in the cost of funds were principally a result of accretion of fair value adjustments from acquisition accounting, declining costs on certificates of deposit (higher rate certificates of deposit matured and repriced at lower rates) and lower costs related to FHLB borrowings.

For the three months ended March 31, 2010, net interest income, on a tax-equivalent basis, increased $16.5 million, or 88.4%, to $35.1 million compared to the same period last year. This increase was principally attributable to increased interest-earning asset volumes related to the acquisition of First Market Bank as well as declines in costs of interest-bearing liabilities and lower deposit costs and lower wholesale funding volumes. The tax-equivalent net interest margin increased 137 basis points to 4.59% from 3.22% in the prior year. Average interest-earning assets and related interest income increased $761.4 million and $12.0 million, respectively. Average interest-bearing liabilities increased $621.8 million with related interest expense declining $4.5 million. Costs of interest-bearing liabilities declined 135 basis points to 1.42% while yields on interest-earning assets increased 19 basis points to 5.78%. Improvements in the cost of funds were principally a result of fair value adjustments from acquisition accounting, declining costs on certificates of deposit (higher rate certificates of deposit matured and repriced at lower rates) and lower costs related to FHLB borrowings.

During the quarter ended March 31, 2010, the impact of acquisition accounting fair value accretion was $2.7 million. If not for this impact, the net interest margin would have been 4.23% and represented an increase of 26 basis points from December 31, 2009 and a 101 basis point increase from the three months ended March 31, 2009. The Company’s ability to maintain the margin at current levels is largely dependent upon future interest rates, loan demand and deposit competition.

Total net loans and investment securities acquired in the First Market Bank transaction were recorded at their estimated fair values of $981.5 million and $218.7 million, respectively. Total noninterest and interest-bearing liabilities assumed were $171.1 million and $1.0 billion, respectively. Borrowings assumed were $75.8 million, of which $61.4 million and $14.4 million consisted of FHLB advances and subordinated debt, respectively. Following the acquisition of First Market Bank the Company reduced wholesale funding by approximately $159.0 million through the sale of $103.0 million in acquired investment securities and excess cash balances.

The acquired loan and investment security portfolios of First Market Bank were marked-to-market with a fair value discount to market rates. The performing loan and investment security accretion of the discount was $1.4 million and $92 thousand, respectively, for the quarter ended March 31, 2010. The accretion is recognized into interest income over the estimated remaining life of the loans and investment securities under an accelerated method. The Company also assumed FHLB borrowings, subordinated debt and certificates of deposit. The estimated fair value of these liabilities was also marked-to-market on acquisition date. FHLB borrowings were purchased at a premium to market rates and $408 thousand was recorded as a reduction in interest expense since the acquisition. Subordinated debt was purchased at a discount to market rates and $82 thousand recorded as an increase to interest expense since the acquisition. Certificates of deposit were purchased at a premium to market rates and $901 thousand recorded as a reduction in interest expense since the acquisition. The related discount (or premium) to market is recorded as an increase (or decrease) to interest expense over the estimated lives of the liabilities.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For The Three Months March 31
	2010			2009			2008
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
				(Dollars in thousands)
Assets:
Securities:
Taxable	$378,494	$3,539	3.79%	$219,977	$2,436	4.49%	$176,736	$2,289	5.21%
Tax-exempt	119,602	2,100	7.12%	116,739	2,100	7.29%	107,018	1,931	7.26%

Total securities (2)	498,096	5,639	4.59%	336,716	4,536	5.46%	283,754	4,220	5.98%
Loans, net (3) (4)	2,515,652	38,151	6.15%	1,869,759	27,257	5.91%	1,768,829	31,113	7.07%
Loans held for sale	44,607	446	4.05%	38,698	431	4.52%	23,613	276	4.71%
Federal funds sold	28,205	12	0.17%	471	—	0.14%	2,944	28	3.82%
Money market investments	112	—	0.00%	93	—	0.00%	235	1	1.03%
Interest-bearing deposits in other banks	14,694	8	0.22%	94,235	54	0.23%	1,084	8	3.01%
Other interest-bearing deposits	2,598	—	0.00%	2,598	—	0.00%	2,598	25	3.83%

Total earning assets	3,103,964	44,256	5.78%	2,342,570	32,278	5.59%	2,083,057	35,671	6.89%

Allowance for loan losses	(31,579)			(26,144)			(19,613)
Total non-earning assets	368,028			249,492			248,260

Total assets	$3,440,413			$2,565,918			$2,311,704

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$303,824	177	0.24%	$198,120	81	0.17%	$218,252	374	0.69%
Money market savings	634,090	1,476	0.94%	400,157	2,489	2.52%	168,030	926	2.22%
Regular savings	147,045	189	0.52%	95,570	101	0.43%	100,742	168	0.67%
Certificates of deposit: (5)
$100,000 and over	583,442	2,854	1.98%	469,667	4,052	3.50%	450,124	5,072	4.53%
Under $100,000	588,981	2,568	1.77%	516,806	4,382	3.44%	481,044	5,195	4.34%

Total interest-bearing deposits	2,257,382	7,264	1.30%	1,680,320	11,105	2.68%	1,418,192	11,735	3.33%
Other borrowings (6)	364,433	1,895	2.11%	319,648	2,545	3.23%	390,484	4,011	4.13%

Total interest-bearing liabilities	2,621,815	9,159	1.42%	1,999,968	13,650	2.77%	1,808,676	15,746	3.50%

Noninterest-bearing liabilities:
Demand deposits	401,971			267,980			266,841
Other liabilities	26,901			21,419			21,737

Total liabilities	3,050,687			2,289,367			2,097,254
Stockholders’ equity	389,726			276,551			214,450

Total liabilities and stockholders’ equity	$3,440,413			$2,565,918			$2,311,704

Net interest income		$35,097			$18,628			$19,925

Interest rate spread (7)			4.36%			2.82%			3.39%
Interest expense as a percent of average earning assets			1.20%			2.36%			3.04%
Net interest margin			4.59%			3.22%			3.85%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $93 thousand in accretion of the fair market value adjustments related to the recent acquisition. Remaining estimated accretion for 2010 is $418 thousand.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $1.4 million in accretion of the fair market value adjustments related to the recent acquisition. Remaining estimated accretion for 2010 is $5.8 million.
(5)	Interest expense on certificates of deposits includes $901 thousand in accretion of the fair market value adjustments related to the recent acquisition. Remaining estimated accretion for 2010 is $2.3 million.
(6)	Interest expense on borrowings includes $327 thousand in accretion of the fair market value adjustments related to the recent acquisition. Remaining estimated accretion for 2010 is $571 thousand.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

Provision for Loan Losses

The provision for loan losses for the quarter ended March 31, 2010 was $5.0 million, a decline of $743 thousand from the most recent quarter and an increase of $1.9 million from the same quarter a year ago. The current levels of the allowance for loan losses reflect specific reserves related to nonperforming loans, changes in risk ratings on loans, net charge-off activity, loan growth, delinquency trends and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses. As noted above, in acquisition accounting there was no carryover of First Market Bank’s previously established allowance for loan losses. The allowance for loan losses as a percentage of the total loan portfolio, including net loans at fair value from the First Market Bank acquisition, was 1.19% at March 31, 2010, 1.63% at December 31, 2009 and 1.48% at March 31, 2009. The reduction in the allowance for loan losses as a percentage of loans is related to the elimination of First Market Bank’s allowance for loan losses. The allowance for loan losses as a percentage of the total loan portfolio, excluding acquired loans, was 1.82% at March 31, 2010.

Noninterest Income

For the three months ended March 31, 2010, noninterest income increased $2.4 million, or 32.8%, to $9.7 million from $7.3 million in the same period in 2009 and included the contribution of First Market Bank. Gains on sales of loans in the mortgage segment increased $1.0 million and related to strong loan margins, particularly from originations in new mortgage offices. Other service charges and fees increased $866 thousand, primarily related to higher debit card income, higher brokerage commissions, ATM and letter of credit fees. Account service charges increased $175 thousand, related to higher overdraft and returned check charges, and fees on commercial and savings accounts. Other income increases related to trust revenue of $220 thousand. Gains on sales of other real estate owned increased $58 thousand and gains on sales of investment securities increased $18 thousand. Excluding the contribution of the mortgage segment, noninterest income increased $1.4 million, or 35.3%.

On a linked quarter basis, noninterest income increased $1.3 million, or 15.3%, to $9.7 million from $8.4 million at December 31, 2009 and included the contribution of First Market Bank. Other service charges and fees increased $704 thousand, primarily related to higher debit card income of $512 thousand, higher ATM charges of $92 thousand and higher letter of credit fees of $58 thousand. Gains on sales of loans in the mortgage segment increased $233 thousand. Other income increases related to trust revenue of $214 thousand. Account service charges increased $135 thousand, primarily related to higher overdraft and returned check charges and commercial account fees. Gains on sales of other real estate owned increased $52 thousand. Partially offsetting these increases was a decrease of $114 thousand related to losses on sales of investment securities. Excluding the contribution of the mortgage segment, noninterest income increased $1.1 million, or 25.7%.

Noninterest Expense

For the three months ended March 31, 2010, noninterest expense increased $16.9 million, or 84.7%, to $36.8 million from $19.9 million in the first quarter of 2009 and included the contribution of First Market Bank. Other operating expenses increased $11.1 million. Included in other operating expenses were costs associated with the acquisition of First Market Bank of $6.9 million and $278 thousand during the quarters ended March 31, 2010 and 2009, respectively. Other costs contributing to the increase were higher core deposit amortization related to acquired deposits of $973 thousand, higher marketing and advertising expenses of $959 thousand primarily related to brand awareness campaigns and higher FDIC assessments of $603 thousand. In addition, expenses to maintain the Company’s portfolio of other real estate owned increased $457 thousand and legal and professional fees increased $258 thousand related to continuing problem loan workouts.

Salaries and benefits also increased $4.7 million and primarily related to the addition of First Market Bank employees and related salaries and benefit costs of $3.3 million, higher profit sharing expense of $627 thousand, higher mortgage segment commissions of $506 thousand and higher awards and incentives of $152 thousand. Occupancy expenses increased $838 thousand and primarily related to additional rental expense and operations of acquired branches. Furniture and equipment expense increased $193 thousand due to higher depreciation and amortization expense related to acquired fixed assets and additional expense for equipment service contracts. Excluding mortgage segment operations and acquisition related expenses in 2010 and 2009, noninterest expense increased approximately $9.4 million, or 56.2%.

On a linked quarter basis, noninterest expense increased $14.9 million, or 68.0%, to $36.8 million from $21.9 million for the three months ended March 31, 2010 and included the contribution of First Market Bank. Other operating expense increased $9.2 million. Of this increase, costs related to the acquisition of First Market Bank increased $6.3 million to $6.9 million in the first quarter compared to $554 thousand in the prior quarter. Other operating expenses also included higher core deposit amortization related to acquired deposits of $973 thousand and higher marketing and advertising fees of $815 thousand primarily related to brand awareness campaigns. Additionally, other increases related to higher data processing fees of $609 thousand, higher communication and printing costs of $372 thousand and higher Federal Deposit Insurance Corporation (“FDIC”) insurance expense of $358 thousand. These increases in expense were partially offset by lower professional service fees of $461 thousand, which related to a fourth quarter 2009 accelerated contract payment and lower legal fees in the current quarter.

Salaries and benefits also increased $4.5 million, primarily related to the acquisition and related salaries and benefit costs of $3.6 million, higher profit sharing expense of $530 thousand, and higher incentive compensation costs of $381 thousand. Occupancy costs increased $896 thousand, primarily related to additional rental expense and operations of acquired branches. Furniture and equipment expenses increased $280 thousand due to higher depreciation and amortization expense related to acquired fixed assets and additional expense for equipment service contracts. Excluding mortgage segment operations and acquisition related expenses in 2010 and 2009 as well as the accelerated contract payment in the fourth quarter of 2009, noninterest expense increased approximately $9.0 million, or 53.0%, on a linked quarter basis, principally related to the addition of First Market Bank.

During the first quarter of 2010, the Company continued to incur costs related to the acquisition of First Market Bank. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, integrating operations, and employee severances, which have been expensed as incurred. For the three months ended March 31, 2010, costs associated with the acquisition of First Market Bank were $6.9 million and are reported as a component of “Other operating expenses” within the Company’s “Condensed Consolidated Statements of Income.” Total inception to date costs incurred as of March 31, 2010 were $8.4 million. Total acquisition costs were initially estimated to be approximately $10.8 million and are not expected to exceed that level.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of March 31, 2010. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rate for the three months ended March 31, 2010 was 19.0% compared to 11.9% for the same period in 2009. The increase in the effective tax rate was principally related to certain nondeductible acquisition costs incurred during the current period and higher levels of taxable income relative to nontaxable income.

SEGMENT INFORMATION

Community Banking Segment

For the three months ended March 31, 2010, net interest income for the community bank segment increased $16.4 million, or 93.9%, from $17.4 million to $33.8 million compared to the same period last year. This increase was principally attributable to increased interest-earning asset volumes related to the acquisition of First Market Bank as well as declines in costs of interest-bearing liabilities and lower deposit costs. The tax-equivalent net interest margin increased 137 basis points to 4.59% from 3.22% in the prior year.

Noninterest income increased $1.4 million, or 35.3%, to $5.4 million from $4.0 million in the same period in 2009 and included the contribution of First Market Bank. Of this increase, other service charges and fees increased $866 thousand, primarily related to higher debit card income, higher brokerage commissions, ATM and letter of credit fees. Account service charges increased $175 thousand, related to higher overdraft and returned check charges, and fees on commercial and savings accounts. Other income increases related to trust revenue of $220 thousand. Gains on sales of other real estate owned increased $58 thousand and gains on sales of investment securities increased $18 thousand.

Noninterest expense increased $16.0 million, or 94.0%, to $33.0 million from $17.0 million compared to the first quarter of 2009 and included the contribution of First Market Bank. Other operating expenses increased $11.0 million. Included in other operating expenses were costs associated with the acquisition of First Market Bank of $6.9 million and $278 thousand during the quarters ended March 31, 2010 and 2009, respectively. Other costs contributing to the increase were higher core deposit amortization related to acquired deposits of $973 thousand, higher marketing and advertising expenses of $956 thousand primarily related to brand awareness campaigns and higher FDIC assessments of $603 thousand. In addition, expenses to maintain the Company’s portfolio of other real estate owned increased $431 thousand and legal and professional fees increased $235 thousand related to continuing problem loan workouts. Salaries and benefits also increased $4.0 million and primarily related to the addition of First Market Bank employees. Occupancy expenses increased $829 thousand and primarily related to additional rental expense and operations of acquired branches. Furniture and equipment expense increased $167 thousand due to higher depreciation and amortization expense related to acquired fixed assets and additional expense for equipment service contracts.

For the three months ended March 31, 2010, net interest income, on a tax-equivalent basis, increased $11.6 million, or 52.4%, to $33.7 million compared to the most recent quarter. This increase was due principally to increased interest-earning asset volumes related to the acquisition of First Market Bank, the accretion of fair value adjustments from acquisition accounting and declines in costs of interest-bearing liabilities. The tax-equivalent net interest margin increased 62 basis points to 4.59% from 3.97% in the prior quarter. The net interest margin increase was principally attributable to the accretion of fair value market adjustments of acquired loans and deposits and decreases in the cost of interest-bearing liabilities.

Noninterest income increased $1.0 million, or 25.7%, to $5.4 million from $4.3 million at December 31, 2009 and included the contribution of First Market Bank since acquisition date. Other service charges and fees increased $704 thousand, primarily related to higher debit card income of $512 thousand, higher ATM charges of $92 thousand and higher letter of credit fees of $58 thousand. Other income increased related to trust revenue of $214 thousand. Account service charges increased $135 thousand, primarily related to higher overdraft and returned check charges and commercial account fees. Gains on sales of other real estate owned increased $52 thousand. Partially offsetting these increases was a decrease of $114 thousand related to lower gains on sales of investment securities.

Noninterest expense increased $14.9 million, or 82.8%, to $33.0 million from $18.1 million compared to the most recent quarter and included the contribution of First Market Bank. Other operating expense increased $9.2 million. Of this increase, costs related to the acquisition of First Market Bank increased $6.3 million to $6.9 million in the first quarter of 2010 compared to $554 thousand in the most recent quarter. Other operating expenses also included higher core deposit amortization related to acquired deposits of $973 thousand and higher marketing and advertising fees of $831 thousand primarily related to brand awareness campaigns. Additionally, other increases related to higher data processing fees of $609 thousand, higher communication and printing costs of $365 thousand and higher FDIC insurance expense of $358 thousand. These increases in expense were partially offset by lower professional service fees of $404 thousand, which related to a fourth quarter 2009 accelerated contract payment and lower legal fees in the current quarter. Salaries and benefits also increased $4.6 million, primarily related to the acquisition of First Market Bank. Occupancy costs increased $874 thousand, primarily related to additional rental expense and operations of acquired branches. Furniture and equipment expenses increased $277 thousand due to higher depreciation and amortization expense related to acquired fixed assets and additional expense for equipment service contracts.

Mortgage Segment

For the three months ended March 31, 2010, the mortgage segment net income increased $93 thousand, to $579 thousand, from $486 thousand for the same quarter in 2009. Originations decreased $7.4 million from $155.6 million to $148.2 million, or 4.7%, from the same period last year, yet gains on the sale of loans increased $1.0 million, or 30.26%. Gains on the sale of loans were driven by the addition of new branches originating loans at favorable margins, adjustments to loan fee and pricing policies and volume related revenue incentives. Noninterest expenses increased $912 thousand. Salaries and benefits increased $742 thousand primarily related to commission expenses on higher loan revenue and salaries and benefit expenses related to additional branch office personnel. Other operating expenses increased $134 thousand principally due to increased underwriting fees related to loan origination volume and higher operating expenses including communications and office supplies for additional branch offices. Occupancy expenses increased $9 thousand principally due to rental expenses of new branch locations. Furniture and equipment expense increased $27 thousand, which included costs related to higher depreciation and equipment maintenance contracts.

On a linked quarter basis, the mortgage segment net income for the first quarter increased $87 thousand, or 17.53%, to $579 thousand from $492 thousand in the fourth quarter of 2009. Originations decreased $36.9 million from $185.1 million to $148.2 million, or 19.9%, from the most recent quarter. Despite the decline in originations, gains on the sales of loans increased $233 thousand, or 5.46%. Gains on the sale of loans were driven by the addition of new branches originating loans at favorable margins, adjustments to loan fee and pricing policies and volume related revenue incentives. Loan originations decreased due to sluggish real estate activity and as a result of abnormally adverse weather conditions in core segment market areas. Salary and benefit expenses decreased $53 thousand primarily related to lower commission and equity-based compensation expenses, partially offset by higher salaries and other personnel expenses. Occupancy expenses increased $23 thousand and furniture and equipment expenses increased $4 thousand. Other operating expenses increased $11 thousand.

BALANCE SHEET

At March 31, 2010, total assets were $3.85 billion, increasing from $2.59 billion and $2.60 billion at December 31, 2009 and March 31, 2009, respectively, driven principally by the acquisition of First Market Bank on February 1, 2010. Net loans increased $976.7 million, or 53.1%, from March 31, 2009. On a linked quarter basis, net loans increased $972.4 million from December 31, 2009. Both of these period increases were principally the result of the acquired loan portfolio of First Market Bank, which totaled $981.5 million. The Company’s mortgage segment increased loans held for sale by $16.6 million from March 31, 2009, but decreased $3.6 million from December 31, 2009. As of March 31, 2010, total cash and cash equivalents were $130.5 million, a decrease of $33.5 million from $164.0 million at March 31, 2009. Total cash and equivalents at March 31, 2009, included additional liquidity from an FHLB advance plus a portion of the funds related to proceeds from the issuance of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, under the U. S. Treasury Capital Purchase Program (which was redeemed in late 2009). Additionally, during the first quarter of 2010, cash and investment securities were utilized to reduce reliance on wholesale funding by approximately $159 million. Total cash and equivalents increased, net of the previously mentioned debt reduction, $84.6 million from December 31, 2009. Total deposits increased $1.1 billion, or 54.1%, from a year ago, principally related to the acquired deposits of First Market Bank, which totaled $1.2 billion.

Total borrowings, including repurchase agreements, increased $18.6 million to $334.1 million at March 31, 2010 from the same period a year ago. The Company’s equity to assets ratio was 10.77% and 10.57% at March 31, 2010 and 2009, respectively. The Company’s tangible common equity to assets ratio was 7.70% and 6.04% at March 31, 2010 and 2009, respectively.

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

As of March 31, 2010, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, securities available for sale, loans available for sale and loans that mature within one year totaled $1.5 billion, or 43.8%, of total earning assets. As of March 31, 2010, approximately $1.3 billion, or 46.1%, of total loans are scheduled to mature within one year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	March 31, 2010	% of Total Loans	December 31, 2009	% of Total Loans	March 31, 2009	% of Total Loans
Loans secured by real estate:
Residential 1-4 family	$421,138	14.8%	$349,277	18.6%	$286,998	15.4%
Commercial	868,214	30.4%	596,773	31.8%	554,683	29.7%
Construction, land development and other land loans	500,909	17.6%	307,726	16.4%	395,388	21.2%
Second mortgages	62,762	2.2%	34,942	1.9%	38,981	2.1%
Equity lines of credit	309,765	10.9%	182,449	9.7%	169,477	9.1%
Multifamily	83,173	2.9%	46,581	2.5%	37,532	2.0%
Farm land	28,463	1.0%	26,191	1.4%	31,237	1.7%

Total real estate loans	2,274,424	79.8%	1,543,939	82.4%	1,514,296	81.1%

Commercial Loans	211,663	7.4%	126,157	6.7%	141,584	7.6%

Consumer installment loans
Personal	315,750	11.1%	148,811	7.9%	160,191	8.6%
Credit cards	13,615	0.5%	17,743	0.9%	15,231	0.8%

Total consumer installment loans	329,365	11.6%	166,554	8.9%	175,422	9.4%

All other loans	34,714	1.2%	37,574	2.0%	35,870	1.9%

Gross loans	$2,850,166	100.0%	$1,874,224	100.0%	$1,867,172	100.0%

As reflected in the loan table, at March 31, 2010, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers’ focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Approximately $951.4 million, or 33.4%, of the Company’s loan portfolio is comprised of amortizing commercial real estate loans, of which approximately 44.0% is owner-occupied real estate and which typically carries a lower risk of loss. While there continue to be industry concerns over possible softening in the commercial real estate sector, the Company’s portfolio is not highly speculative or concentrated in large credits. In addition, $500.9 million of the loan portfolio is concentrated in real estate construction loans, including raw land, land development, residential lots, speculative and presold residential construction and commercial construction loans (both owner-occupied and non-owner occupied). Of this amount, $232.6 million, or 46.4%, represents land and lot loans; $119.7 million, or 23.9%, represents land development loans; $79.6 million, or 15.9%, represents speculative and presold residential construction loans and $69.0 million, or 13.8%, is commercial construction. The Company’s real estate lending is conducted within its operating footprint in markets it understands and monitors.

Asset Quality

During the quarter ended March 31, 2010, the Company continued to experience some deterioration in asset quality. While economic indicators suggest the recession has technically ended, there could be additional softening in asset quality in the near-term, with the magnitude depending upon the lagging impact on commercial real estate, residential acquisition and development loans, unemployment and the pace at which the local economy recovers. The risk and performance of the Company’s loan portfolio are reflective of the relatively stable markets in which it operates. The Company sees indications that the housing markets in Virginia are improving; however, the commercial real estate, residential acquisition and development markets may weaken further as pressure from the impact of the unemployment rate negatively affect both consumer spending and occupancy needs by employers. The Company’s loan portfolio has a significant concentration in real estate loans. Residential acquisition and development lending and builder/construction lending have been scaled back as housing activity across the Company’s markets declined. While this softening negatively impacts delinquency and nonperforming asset levels, the collateralized nature of real estate loans serves to better protect the Company from loss.

Asset quality remains a primary concern of the Company. Necessary resources continue to be devoted to the ongoing review of the loan portfolio and the workouts of problem assets to minimize any losses to the Company. Management will continue to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential and commercial real estate, and adjust the allowance for loan losses accordingly.

The Company acquired the loan portfolio of First Market Bank at a fair value discount of $30.0 million (discount represents expected credit losses, comparison to market rates and liquidity adjustments). The performing loan portfolio fair value estimate was $960.7 million and the impaired loan portfolio fair value estimate was $20.8 million.

Loans obtained in connection with the First Market Bank acquisition have been accounted for in accordance with ASC 805, Business Combinations and/or ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) if the loan experienced deterioration of credit quality at the time of acquisition. Both require that acquired loans be recorded at fair value and prohibit the carry over of the related allowance for credit losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans. Because ASC 310-30 loans (i.e. impaired loans) have been recorded at fair value, such loans are not classified as nonaccrual even though some payments may be contractually past due.

At March 31, 2010, nonperforming assets totaled $63.4 million, an increase of $18.5 million compared to December 31, 2009 and an increase of $24.2 million compared to the same period a year ago. The increase compared to the most recent quarter principally related to increases in nonaccrual loans of $16.0 million. The increase in nonaccrual loans was principally related to residential real estate, land and commercial real estate loans. At March 31, 2010, the coverage ratio of the allowance for loan losses to nonperforming loans was 88.7%, relatively flat compared to 89.3% a year earlier.

Nonperforming assets at March 31, 2010 included $38.3 million in nonperforming loans as summarized in the table below. The following table reflects the balances and changes from the most recent quarter (dollars in thousands):

Nonperforming Loans	3/31/2010	12/31/2009	Change
Residential real estate loans (builder lines)	$17,737	$9,567	$8,170
Commercial real estate loans	6,978	2,186	4,792
Land loans	7,730	2,089	5,641
Commercial and industrial	3,505	5,820	(2,315)
Land development	1,624	1,340	284
Other	762	1,300	(538)

Totals	$38,336	$22,302	$16,034

Historically, and particularly in the current economic environment, the Company seeks to work with its customers on loan collection matters while taking appropriate actions to improve the Company’s position and minimize any losses. These loans are closely monitored and evaluated for collection with appropriate loss reserves established whenever necessary. The Company has in place a special assets loan committee, which includes the Company’s Chief Executive Officer, Chief Credit Officer and other senior lenders and credit officers that address significant potential problem loans and develop action plans related to such assets.

Additionally, nonperforming assets also include $25.1 million in other real estate owned as summarized in the table below. The following table reflects the balances and changes from the most recent quarter (dollars in thousands):

Other Real Estate Owned	3/31/2010	12/31/2009	Change
Land development	$11,321	$10,333	$988
Land	5,149	7,033	(1,884)
Residential real estate (builder lines)	6,302	2,520	3,782
Commercial real estate	1,291	1,604	(313)
Land held for development of branch sites	1,019	1,019	—

Totals	$25,082	$22,509	$2,573

The acquisition of First Market Bank included $1.3 million in other real estate owned and related to residential real estate. Included in land development is $8.7 million related to a residential community in the Northern Neck region of Virginia which includes developed residential lots, a golf course and undeveloped land. Foreclosed properties have been adjusted to their fair values at the time of foreclosure and any losses have been taken as loan charge-offs against the allowance for loan losses. Other real estate owned asset valuations are also evaluated at least quarterly and any necessary write down to fair value is recorded as impairment.

For the quarter ended March 31, 2010, net charge-offs were $1.5 million, or 0.21% of loans on an annualized basis, compared to $8.2 million, or 1.73%, for the quarter ended December 31, 2009 and $922 thousand, or 0.20%, in the same quarter last year. Net charge-offs in the current quarter included consumer loans of $719 thousand, real estate loans of $499 thousand and commercial loans of $253 thousand. At March 31, 2010, total past due loans were $54.2 million, or 1.90%, of total loans, a slight decline from 1.93% a year ago, and up from 1.56% at December 31, 2009.

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the quarter ended:

	March 31, 2010	December 31, 2009	March 31, 2009
Nonaccrual loans	$38,337	$22,348	$31,039
Foreclosed properties	24,062	21,489	7,125
Real estate investment	1,020	1,020	1,020

Total nonperforming assets	$63,419	$44,857	$39,184

Balances
Allowance for loan losses	$34,014	$30,484	$27,704
Average loans, net of unearned income	2,515,652	1,873,606	1,869,760
Loans, net of unearned income	2,850,166	1,874,224	1,867,172

Ratios
Allowance for loan losses to loans	1.19%	1.63%	1.48%
Allowance for loan losses to loans, net of acquired loans	1.82%	—	—
Allowance for loan losses to NPAs	53.63%	67.96%	70.70%
Allowance for loan losses to NPLs	88.72%	136.41%	89.26%
Nonperforming assets to loans & other real estate	2.21%	2.36%	2.09%
Net charge-offs to loans	0.21%	1.73%	0.20%

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

The Board of Governors of the Federal Reserve System, (the “Federal Reserve”), the Office of the Comptroller of the Currency and the FDIC have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a total risk-based capital ratio of 13.28% and a Tier 1 risk-based capital ratio of 12.18% as of March 31, 2010. In addition, each of the Company’s subsidiary banks had risk-based capital ratios exceeding the minimum requirements of “well-capitalized” as established by the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC. The Company’s equity to asset ratio was 10.77% at March 31, 2010.

While the subsidiary banks’ risk-based capital levels are considered “well-capitalized” by regulatory definition, a prolonged period of earnings at current levels and dividend payouts could negatively impact capital ratios. The Company has a capital planning and monitoring process in place as it strives to maintain its historical strong capital levels and remain “well-capitalized.”

On February 1, 2010, the Company completed its previously announced acquisition of First Market Bank in an all stock transaction. First Market Bank’s common shareholders received 6,273.259 shares of the Company’s common stock in exchange for each share of First Market Bank’s common stock, resulting in the Company issuing 6,701,478 common shares. The Series A preferred shareholder of First Market Bank received 775,795 shares of the Company’s common stock in exchange for all shares of the Series A preferred stock. In connection with the transaction the Company issued a total of 7,477,273 common shares with an acquisition date fair value of $96.1 million. The Series B and Series C preferred shareholder of First Market Bank received 35,595 shares of the Company’s Series B preferred stock in exchange for all shares of the Series B and Series C preferred stock.

In September 2009, the Company completed a follow-on equity raise, which generated cash and capital of approximately $58.8 million, net of underwriting discounts, commissions and estimated offering expenses, from the issuance of 4,725,000 shares of common stock at a price of $13.25 per share.

In December 2008, the Company issued to the U. S. Treasury 59,000 shares of the Company’s Series A Preferred Stock having a liquidation preference of $1,000 per share, for a total price of $59 million. The issuance was made pursuant to the Treasury’s Capital Purchase Program under the Troubled Asset Relief Program. The Series A Preferred Stock paid a cumulative dividend at a rate of 5% per year during the first five years and thereafter at 9% per year. The transaction closed on December 19, 2008. At the time of issuance, the U. S. Treasury also received a warrant to purchase 422,636 shares of the Company’s common stock at an initial per share exercise price of $20.94 to expire 10 years from the issuance date. In November 2009, the Company redeemed the Series A Preferred Stock, by repaying, with accumulated dividends, the $59 million it received in December 2008. Additionally, in December 2009, the Company entered into a Warrant Repurchase Letter Agreement (“Warrant Repurchase”) with the U. S. Treasury to repurchase a warrant to purchase 211,318 shares of the Company’s common stock that was issued in connection with the Company’s sale of Series A Preferred Stock. As a result of the Warrant Repurchase, the Company had no securities issued or outstanding to the U. S. Treasury and was no longer participating in the U. S. Treasury’s CPP as of November 18, 2009.

Prior to being acquired by the Company, First Market Bank participated in the U.S. Treasury’s CPP. In connection with the acquisition of First Market Bank, each share of Series B and Series C preferred stock of First Market Bank issued to the U.S. Treasury was converted into one share of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B. Despite the U.S. Treasury being the sole holder of the Company’s Series B Preferred Stock, the Company is not considered a participant in the U.S. Treasury’s CPP.

The Company’s outstanding series of preferred stock was established in connection with the acquisition of First Market Bank. On February 6, 2009, First Market Bank issued and sold to the U. S. Treasury 33,900 shares of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B and a warrant to purchase up to 1,695 shares of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C. The U. S. Treasury immediately exercised the warrant for the entire 1,695 shares. In connection with the Company’s acquisition, the board of directors established a series of preferred stock with substantially identical preferences, rights and limitations to the First Market Bank preferred stock. Pursuant to the closing of the acquisition, each share of First Market Bank Series B and Series C preferred stock was exchanged for one share of the Company’s Series B preferred stock. The Series B preferred stock of the Company pays cumulative dividends at a rate of 5.19048% per annum for the first five years and thereafter at a rate of 9.0% per annum. The 5.19048% dividend rate is a blended rate comprised of the dividend rate of the 33,900 shares of First Market Bank 5% Fixed Rate Non-Cumulative Perpetual Preferred Stock and 1,695 shares of First Market Bank 9% Fixed Rate Non-Cumulative Perpetual Preferred Stock. The Series B preferred stock of the Company is non-voting and each share has a liquidation preference of $1,000.

In connection with its acquisitions of Prosperity and Guaranty, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

The following table summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	March 31, 2010	December 31, 2009	March 31, 2009
Tier 1 capital	$376,145	$272,348	$268,224
Tier 2 capital	34,014	25,374	25,463
Total risk-based capital	410,159	297,722	293,687
Risk-weighted assets	3,087,768	2,024,824	2,034,784

Capital ratios:
Tier 1 risk-based capital ratio	12.18%	13.45%	13.18%
Total risk-based capital ratio	13.28%	14.70%	14.43%
Leverage ratio (Tier 1 capital to average adjusted assets)	11.14%	10.86%	10.71%
Stockholders’ equity to assets	10.77%	10.90%	10.57%
Tangible common equity to tangible assets	7.70%	8.64%	6.04%

NON-GAAP MEASURES

In reporting the results as of March 31, 2010, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. For the three months ended March 31, 2010, cash basis operating dilutive earnings per share were $0.12 as compared to $0.15 per share for the same period in 2009. Annualized cash basis returns on average tangible assets for the three months ended March 31, 2010 were 0.32% as compared to 0.34% for the same period in 2009. Annualized cash basis returns on average tangible equity for the three months ended March 31, 2010 were 3.82% as compared to 5.42%, respectively, for the same period in 2009.

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

A reconciliation of these non-GAAP measures from their respective GAAP basis measures is presented in the following table (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31
	2010	2009
Net income	$1,699	$1,753
Plus: core deposit intangible amortization, net of tax	945	313
Plus: trademark intangible amortization, net of tax	44	—

Cash basis operating earnings	2,688	2,066

Average assets	3,440,413	2,565,918
Less: average trademark intangible	786	—
Less: average goodwill	56,740	56,474
Less: average core deposit intangibles	24,736	9,362

Average tangible assets	3,358,151	2,500,082

Average equity	389,726	276,551
Less: average trademark intangible	786	—
Less: average goodwill	56,740	56,474
Less: average core deposit intangibles	24,736	9,362
Less: average preferred equity	22,416	56,150

Average tangible equity	285,048	154,565

Weighted average shares outstanding, diluted	23,235,498	13,602,327
Cash basis earnings per share, diluted	$0.12	$0.15
Cash basis return on average tangible assets	0.32%	0.34%
Cash basis return on average tangible equity	3.82%	5.42%

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month rate ramps, with interest rates rising gradually, versus an immediate increase or “shock” in rates, of 100 basis points up to 200 basis points. The ramp down 200 basis points analysis is not meaningful as interest rates are at historic lows and cannot drop another 200 basis points. The model, under all scenarios, does not drop the index below zero. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended March 31, 2010 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+200 basis points	1.19%	1,921
+100 basis points	0.57%	923
Most likely rate scenario	0.00%	—
-100 basis points	-0.13%	(204)
-200 basis points	-0.71%	(1,139)

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended March 31, 2010 (dollars in thousands):

	Change In Economic Value of Equity
	%	$
Change in Yield Curve:
+200 basis points	-1.26%	(7,347)
+100 basis points	0.14%	787
Most likely rate scenario	0.00%	—
-100 basis points	-3.68%	(21,478)
-200 basis points	-10.57%	(61,670)

ITEM 4 - CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company.

ITEM 1A - RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Union First Market Bankshares Corporation
(Registrant)

Date: May 10, 2010	By:	/S/ G. WILLIAM BEALE
G. William Beale,
Chief Executive Officer

Date: May 10, 2010	By:	/S/ D. ANTHONY PEAY
D. Anthony Peay,
Executive Vice President and Chief Financial Officer