Form 10-Q
period 2010-06-30
UNION FIRST MARKET BANKSHARES CORP
filed 2010-08-09
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares of common stock outstanding as of August 2, 2010 was 25,933,516

UNION FIRST MARKET BANKSHARES CORPORATION

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	June 30, 2010	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$56,385	$38,725	$36,111
Interest-bearing deposits in other banks	77,375	4,106	41,242
Money market investments	177	127	123
Other interest-bearing deposits	1	2,598	2,598
Federal funds sold	1,796	355	303

Total cash and cash equivalents	135,734	45,911	80,377

Securities available for sale, at fair value	556,926	400,591	406,662

Loans held for sale	74,722	54,280	64,069

Loans, net of unearned income	2,819,651	1,874,224	1,871,506
Less allowance for loan losses	33,956	30,484	29,639

Net loans	2,785,695	1,843,740	1,841,867

Bank premises and equipment, net	92,010	78,722	78,787
Other real estate owned	28,394	22,509	14,663
Core deposit intangibles, net	30,698	7,690	8,652
Goodwill	57,567	56,474	56,474
Other assets	112,453	77,355	63,896

Total assets	$3,874,199	$2,587,272	$2,615,447

LIABILITIES
Noninterest-bearing demand deposits	$514,301	$294,222	$302,841
Interest-bearing deposits:
NOW accounts	352,060	215,327	200,431
Money market accounts	746,529	446,980	452,373
Savings accounts	151,050	102,852	101,145
Time deposits of $100,000 and over	589,213	407,894	453,336
Other time deposits	742,321	449,089	487,238

Total interest-bearing deposits	2,581,173	1,622,142	1,694,523

Total deposits	3,095,474	1,916,364	1,997,364

Securities sold under agreements to repurchase	77,829	50,550	57,202
Other short-term borrowings	35,000	115,201	65,000
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	155,082	140,000	140,000
Other liabilities	28,197	22,759	21,112

Total liabilities	3,451,892	2,305,184	2,340,988

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, $1,000 liquidation value, shares authorized 500,000; issued and outstanding, 35,595 shares, no shares, 59,000 shares, respectively	35,595	—	58,874
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 25,933,516 shares, 18,419,567 shares, and 13,604,601 shares, respectively	34,451	24,462	18,103
Surplus	184,681	98,136	43,792
Retained earnings	161,726	155,047	153,947
Warrant	—	—	2,808
Discount on preferred stock	(1,302)	—	(2,544)
Accumulated other comprehensive income (loss)	7,156	4,443	(521)

Total stockholders’ equity	422,307	282,088	274,459

Total liabilities and stockholders’ equity	$3,874,199	$2,587,272	$2,615,447

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Interest and dividend income:
Interest and fees on loans	$44,269	$27,863	$82,663	$55,372
Interest on Federal funds sold	3	—	15	—
Interest on deposits in other banks	15	60	23	114
Interest and dividends on securities:
Taxable	3,503	2,630	7,042	5,066
Nontaxable	1,532	1,424	2,897	2,789

Total interest and dividend income	49,322	31,977	92,640	63,341

Interest expense:
Interest on deposits	7,837	10,787	15,100	21,892
Interest on Federal funds purchased	—	—	14	—
Interest on short-term borrowings	663	712	1,261	1,343
Interest on long-term borrowings	1,255	1,774	2,538	3,688

Total interest expense	9,755	13,273	18,913	26,923

Net interest income	39,567	18,704	73,727	36,418
Provision for loan losses	3,955	4,855	8,956	7,985

Net interest income after provision for loan losses	35,612	13,849	64,771	28,433

Noninterest income:
Service charges on deposit accounts	2,381	2,105	4,552	4,101
Other service charges, commissions and fees	3,136	1,496	5,451	2,915
Gains on securities transactions, net	5	13	24	14
Gains on sales of loans	5,248	5,183	9,739	8,635
Gains (losses) on sales of other real estate and bank premises, net	5	(35)	44	(54)
Other operating income	1,326	516	2,030	1,000

Total noninterest income	12,101	9,278	21,840	16,611

Noninterest expenses:
Salaries and benefits	17,403	10,872	32,818	21,547
Occupancy expenses	2,871	1,735	5,506	3,532
Furniture and equipment expenses	1,781	1,162	3,183	2,371
Other operating expenses	13,093	8,582	30,441	14,828

Total noninterest expenses	35,148	22,351	71,948	42,278

Income before income taxes	12,565	776	14,663	2,766
Income tax expense (benefit)	3,839	(177)	4,238	60

Net income	$8,726	$953	$10,425	$2,706
Dividends paid and accumulated on preferred stock	462	738	765	1,475
Accretion of discount on preferred stock	50	124	101	246

Net income available to common shareholders	$8,214	$91	$9,559	$985

Earnings per common share, basic	$0.32	$0.01	$0.39	$0.07

Earnings per common share, diluted	$0.32	$0.01	$0.39	$0.07

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Dollars in thousands, except share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Warrant	Discount on Preferred Stock	Accumu- lated Other Compre- hensive Income (Loss)	Compre- hensive Income	Total
Balance - December 31, 2008	$58,874	$18,055	$43,435	$155,140	$2,808	$(2,790)	$(1,724)		$273,798

Comprehensive income:
Net income				2,706				$2,706	2,706
Unrealized holding gains arising during the period (net of tax, $653)								1,212
Reclassification adjustment for gains included in net income (net of tax, $5)								(9)

Other comprehensive gains (net of tax, $648)							1,203	1,203	1,203

Total comprehensive income								$3,909

Dividends on Common Stock ($.18 per share)				(2,455)					(2,455)
Tax benefit from exercise of stock awards			4						4
Issuance of Preferred Stock			(50)						(50)
Dividends on Preferred Stock				(1,198)					(1,198)
Accretion of discount on Preferred Stock				(246)		246			—
Issuance of Common Stock under Dividend Reinvestment Plan (20,806 shares)		27	239						266
Issuance of Common Stock under Incentive Stock Option Plan (900 shares)		1	8						9
Vesting of Restricted Stock under Stock Incentive Plan (14,313 shares)		20	(20)						—
Stock-based compensation expense			176						176

Balance - June 30, 2009	$58,874	$18,103	$43,792	$153,947	$2,808	$(2,544)	$(521)		$274,459

Balance - December 31, 2009	$—	$24,462	$98,136	$155,047	$—	$—	$4,443		$282,088

Comprehensive income:
Net income				10,425				$10,425	10,425
Interest rate swap (cash flow hedge)								(1,444)
Unrealized holding gains arising during the period (net of tax, $2,246)								4,173
Reclassification adjustment for gains included in net income (net of tax, $8)								(16)

Other comprehensive gains (net of tax, $2,238)							2,713	2,713	2,713

Total comprehensive income								$15,851

Issuance of Common Stock (7,477,273 shares)		9,945	86,137						96,082
Dividends on Common Stock ($.12 per share)				(3,110)					(3,110)
Issuance of Preferred Stock	35,595					(1,403)			34,192
Dividends on Preferred Stock				(535)					(535)
Accretion of discount on Preferred Stock				(101)		101			—
Issuance of Common Stock under Dividend Reinvestment Plan (9,846 shares)		13	170						183
Issuance of Common Stock under Incentive Stock Option Plan (4,541 shares)		6	11						17
Vesting of Restricted Stock under Stock Incentive Plan (14,334 shares)		25	(25)						—
Stock-based compensation expense			252						252

Balance - June 30, 2010	$35,595	$34,451	$184,681	$161,726	$—	$(1,302)	$7,156		$422,307

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Dollars in thousands)

(Unaudited)

	2010	2009
Operating activities:
Net income	$10,425	$2,706
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization of bank premises and equipment	3,168	2,614
Amortization, net	2,837	1,919
Provision for loan losses	8,956	7,985
Increase in loans held for sale, net	(20,442)	(34,645)
Gains on the sale of investment securities	(24)	(14)
(Gains) losses on sales of other real estate owned and premises, net	(44)	54
Stock-based compensation expense	252	176
Decrease in other assets	318	210
Increase in other liabilities	3,606	3,569

Net cash and cash equivalents provided by (used in) operating activities	9,052	(15,426)

Investing activities:
Purchases of securities available for sale	(91,429)	(134,659)
Proceeds from sales of securities available for sale	103,836	—
Proceeds from maturities, calls and paydowns of securities available for sale	53,048	38,877
Net decrease (increase) in loans	21,003	(8,783)
Sales (purchases) of bank premises and equipment, net	3,140	(4,030)
Cash received in bank acquisition	137,460	—

Net cash and cash equivalents provided by (used in) investing activities	227,058	(108,595)

Financing activities:
Net increase in noninterest-bearing deposits	48,962	28,012
Net (decrease) increase in interest-bearing deposits	(78,175)	42,353
Net decrease in short-term borrowings	(112,922)	(1,080)
Net decrease in long-term borrowings	(707)	(10,000)
Cash dividends paid - common stock	(3,110)	(2,455)
Cash dividends paid - preferred stock	(535)	(1,198)
Tax benefit from the exercise of equity-based awards	—	4
Proceeds from the issuance of common stock	200	275
Issuance costs of preferred stock	—	(50)

Net cash and cash equivalents (used in) provided by financing activities	(146,287)	55,861

Increase (decrease) in cash and cash equivalents	89,823	(68,160)
Cash and cash equivalents at beginning of the period	45,911	148,537

Cash and cash equivalents at end of the period	$135,734	$80,377

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$18,294	$27,166
Income taxes	3,143	—

Supplemental Schedule of Noncash Activities
Unrealized gains on securities available for sale	$6,395	$1,851
Unrealized loss on cash flow hedge	(1,444)	—
Transfer of loans to other real estate owned, net	9,627	7,558
Common stock issued for acquisition	96,083	—
Preferred stock issued for acquisition	34,192	—

Transactions related to bank acquisitions
Increase in assets and liabilities:
Loans	$981,541	$—
Securities	218,676	—
Other Assets	78,542	—
Noninterest bearing deposits	171,117	—
Interest bearing deposits	1,037,206	—
Borrowings	75,789	—
Other Liabilities	1,832	—

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2010

1. ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of Union First Market Bankshares Corporation and its subsidiaries (the “Company”). Significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company has adopted Accounting Standards Codification (“ASC”) 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.

2. BUSINESS COMBINATIONS

On February 1, 2010, the Company completed its previously announced acquisition of First Market Bank, FSB (“First Market Bank”) in an all stock transaction. First Market Bank’s common shareholders received 6,273.259 shares of the Company’s common stock in exchange for each share of First Market Bank’s common stock, resulting in the Company issuing 6,701,478 common shares. The Series A preferred shareholder of First Market Bank received 775,795 shares of the Company’s common stock in exchange for all shares of the Series A preferred stock. In connection with the transaction, the Company issued a total of 7,477,273 common shares with an acquisition date fair value of $96.1 million. The Series B and Series C preferred shareholder of First Market Bank received 35,595 shares of the Company’s Series B preferred stock in exchange for all shares of the Series B and Series C preferred stock.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the acquisition date. Assets acquired totaled $1.4 billion, including $981.5 million in net loans and $218.7 million in investment securities. Liabilities assumed were $1.3 billion, including $1.2 billion of deposits. In connection with the acquisition, the Company recorded $1.1 million of goodwill and $26.4 million of core deposit intangible. The core deposit intangible is being amortized over an average of 4.3 years using an accelerated method. In addition, the Company recorded $1.2 million related to a trademark intangible. This is being amortized over a three year time period. The recorded goodwill was allocated to the community banking segment of the Company and is non-deductible for tax purposes.

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

June 30, 2010

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

Interest income on acquired loans for the second quarter of 2010 was approximately $13.6 million. The outstanding principal balance and the carrying amount of these loans that is included in the consolidated balance sheet at June 30, 2010 is as follows (dollars in thousands):

Outstanding principal balance	$896,950
Carrying amount	$880,591

Loans obtained in the acquisition of First Market Bank for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than 0.45% of the Company’s consolidated assets and, accordingly, are not considered material.

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

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

In particular, no adjustments have been made to eliminate the amount of First Market Bank’s provision for credit losses of $2.4 million in 2009 (there was no provision for loan losses during the month of January 2010 for First Market Bank) that would not have been necessary had the acquired loans been recorded at fair value as of the beginning of each year. The disclosure of First Market Bank’s post-acquisition revenue and net income were not practicable due to combining its operations with the Company’s largest affiliate shortly after the acquisition.

Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow (dollars in thousands):

	Pro forma Six months ended June 30, 2010
	2010	2009
Total revenues	$120,725	$119,011
Net income	$15,668	$5,039

Acquisition-related expenses associated with the acquisition of First Market Bank were $843 thousand and $7.7 million for the three and six month periods ended June 30, 2010, respectively, and are recorded in “Other operating expenses” in the Company’s condensed consolidated statements of income. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, integrating operations, and employee severances, which have been expensed as incurred.

A summary of acquisition-related expenses associated with the First Market Bank acquisition included in the condensed consolidated statements of income is as follows (dollars in thousands). Included in the equipment and net occupancy category is the write-down of select fixed assets of approximately $1.7 million following acquisition.

	Three months ended June 30, 2010	Six months ended June 30, 2010
Salaries and employee benefits	$218	$1,671
Equipment and net occupancy	205	2,405
Professional services	8	1,647
Other costs of operations	412	1,992

Total	$843	$7,715

Total inception-to-date costs incurred through June 30, 2010 were $9.2 million. Total acquisition costs initially were estimated to be approximately $10.8 million and are not expected to exceed that level.

3. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted ASC 718, Stock Compensation. This statement requires the costs resulting from all share-based payments to employees be recognized in the financial statements.

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company. The stock incentive plan makes available 525,000 shares which may be awarded to employees of the Company in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986, non-statutory stock options, and nonvested stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is 10 years from the date of grant and generally vests in equal annual installments of 20 percent over a five-year vesting schedule. The Company issues new shares to satisfy share-based awards. As of June 30, 2010, there were 132,864 shares available for issuance under the Company’s 2003 Stock Incentive Plan.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

For the three month and six month periods ended June 30, 2010, the Company recognized stock-based compensation expense of approximately $109 thousand and $187 thousand, net of tax, respectively, and less than $0.01 per common share for the both periods ended June 30, 2010.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2010:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2009	216,180	$21.03
Granted	129,000	16.42
Exercised	(4,541)	8.73
Forfeited	(1,372)	26.37

Options outstanding, June 30, 2010	339,267	19.42

Options exercisable, June 30, 2010	192,337	20.88

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Dividend yield (1)	2.48%	2.45%
Expected life in years (2)	7.0	7.2
Expected volatility (3)	37.92%	34.84%
Risk-free interest rate (4)	3.23%	2.80%

Weighted average fair value per option granted	$5.53	$3.89

(1)	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
(2)	Based on the average of the contractual life and vesting schedule for the respective option.
(3)	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
(4)	Based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of June 30, 2010 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	321,574	192,337
Weighted average remaining contractual life in years	5.91	3.54
Weighted average exercise price on shares above water	$10.17	$10.17
Aggregate intrinsic value	$70	$70

The total intrinsic value for stock options exercised during the three and six months ended June 30, 2010 was $1 thousand and $18 thousand, respectively. The fair value of stock options vested during the six months ended June 30, 2010 was approximately $113 thousand. Cash received from the exercise of stock options for the three and six months ended June 30, 2010 was $1 thousand and $39 thousand, respectively.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

Nonvested Stock

The 2003 plan permits the granting of nonvested stock, but such grants are limited to one-third of the aggregate number of total awards granted. This equity component of compensation is divided between restricted (time-based) stock grants and performance-based stock grants. The restricted stock generally vests on either of the following vesting schedules: 1) In four installments, 25% at the ends of each of the four years following the grant date, or 2) In two installments, 50% at the end of the third year following the grant date and 50% at the end of the fourth year following the grant date. The performance-based stock is subject to vesting on the fourth anniversary of the date of the grant based on the performance of the Company’s stock price. The value of the nonvested stock awards was calculated by multiplying the fair market value of the Company’s common stock on the grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends (restricted stock), if any, except for the nonvested stock under the performance-based component (performance stock).

The following table summarizes the nonvested stock activity for the six months ended June 30, 2010:

	Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2009	79,520	$20.66
Granted	13,665	12.59
Vested	(14,334)	23.34
Forfeited	(471)	29.03

Balance, June 30, 2010	78,380	18.72

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of June 30, 2010 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the six months remaining of 2010	$114	$192	$306
For year ended December 31, 2011	191	150	341
For year ended December 31, 2012	161	142	303
For year ended December 31, 2013	157	116	273
For year ended December 31, 2014	168	3	171
For year ended December 31, 2015	82	—	82

Total	$873	$603	$1,476

4. ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	June 30, 2010	June 30, 2009
Beginning balance	$30,484	$25,496
Recoveries credited to allowance	1,416	274
Loans charged off	(6,900)	(4,116)
Provision for loan losses	8,956	7,985

Ending balance	$33,956	$29,639

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

In accordance with current GAAP, the allowance for loan losses of First Market Bank was not carried over to the Company at acquisition date.

5. EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS uses as the denominator the weighted average number of common shares outstanding during the period, including the effect of potentially dilutive common shares outstanding attributable to stock awards. Dividends on preferred stock and amortization of discount on preferred stock are treated as a reduction of the numerator in calculating basic and diluted EPS. There were approximately 220,978 and 179,222 shares underlying anti-dilutive stock awards as of June 30, 2010 and 2009, respectively. Dividends paid on nonvested stock awards were approximately $7 thousand and $6 thousand as of June 30, 2010 and 2009.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2010 and 2009 (dollars and shares in thousands, except per share amounts):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended June 30, 2010
Net income	$8,726	25,872	$0.34
Less: dividends paid and accumulated on preferred stock	462	—	0.02
Less: accretion of discount on preferred stock	50	—	—

Basic	$8,214	25,872	$0.32
Add: potentially dilutive common shares - stock awards	—	42	—

Diluted	$8,214	25,914	$0.32

For the Three Months ended June 30, 2009
Net income	$953	13,576	$0.07
Less: dividends paid and accumulated on preferred stock	738	—	0.05
Less: accretion of discount on preferred stock	124	—	0.01

Basic	$91	13,576	$0.01
Add: potentially dilutive common shares - stock awards	—	39	—

Diluted	$91	13,615	$0.01

For the Six Months ended June 30, 2010
Net income	$10,425	24,542	$0.42
Less: dividends paid and accumulated on preferred stock	765	—	0.03
Less: accretion of discount on preferred stock	101	—	—

Basic	$9,559	24,542	$0.39
Add: potentially dilutive common shares - stock awards	—	41	—

Diluted	$9,559	24,583	$0.39

For the Six Months ended June 30, 2009
Net income	$2,706	13,569	$0.20
Less: dividends paid and accumulated on preferred stock	1,475	—	0.11
Less: accretion of discount on preferred stock	246	—	0.02

Basic	$985	13,569	$0.07
Add: potentially dilutive common shares - stock awards	—	41	—

Diluted	$985	13,610	$0.07

6. TRUST PREFERRED CAPITAL NOTES AND RELATED CASH FLOW HEDGE

On March 30, 2006, the Company formed Union Bankshares Corporation Statutory Trust II (Statutory Trust II”), a wholly owned subsidiary, for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity Bank & Trust Company (“Prosperity”) that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

The interest rate for the period ended June 30, 2010 was 1.93%. The redeemable capital securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the financial statements.

During the first quarter of 2004, Union Bankshares Corporation Statutory Trust I (“Statutory Trust I”), a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation (“Guaranty”). A Trust Preferred Capital Note of $22.5 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate for the period ended June 30, 2010 was 3.28%. The redeemable capital securities have been redeemable at par since June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $696 thousand is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the financial statements.

During the quarter ended June 30, 2010, the Company entered into one interest rate swap agreement (the “swap”) as part of the management of interest rate risk. The Company designated the swap as a cash flow hedge intended to protect against the variability of cash flows associated with the aforementioned Statutory Trust II preferred capital securities. The swap hedges the interest rate risk, wherein the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 3.51% to the same counterparty calculated on a notional amount of $36.0 million. The term of the swap is six years with a fixed rate that starts June 15, 2011. The swap agreement was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. The interest rate swap is designated as a cash flow hedge, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense. At June 30, 2010, the fair value of the swap agreement was an unrealized loss of $1.4 million and the amount the Company would have expected to pay if the contract was terminated. There was no hedge ineffectiveness for this swap.

7. SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: traditional full service community banks and a mortgage loan origination business. The community bank business includes three banks, which provide loan, deposit, investment, and other banking services to consumer and commercial customers through 92 branch offices located in Virginia. The Company’s largest affiliate, Union First Market Bank, also offers trust services. The mortgage segment provides a variety of mortgage loan products principally in Virginia, Maryland and North Carolina. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimis risk.

Profit and loss is measured by net income after taxes including realized gains and losses on the Company’s investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process.

Both of the Company’s reportable segments are service based. The mortgage business is a fee-based business while the banks are driven principally by net interest income. The banks provide a distribution and referral network through their customers for the mortgage loan origination business. The mortgage segment offers a more limited referral network for the banks, due largely to the number of mortgage branches outside the banks’ operating markets.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three and six months ended June 30, 2010 and 2009 was as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated
Three Months Ended June 30, 2010
Net interest income	$38,965	$602	$—	$39,567
Provision for loan losses	3,955	—	—	3,955

Net interest income after provision for loan losses	35,010	602	—	35,612
Noninterest income	6,964	5,253	(118)	12,101
Noninterest expenses	30,663	4,603	(118)	35,148

Income before income taxes	11,311	1,252	—	12,565
Income tax expense	3,383	456	—	3,839

Net income	$7,928	$796	$—	$8,726

Total assets	$3,865,549	$81,857	$(73,207)	$3,874,199

Three Months Ended June 30, 2009
Net interest income	$18,258	$446	$—	$18,704
Provision for loan losses	4,855	—	—	4,855

Net interest income after provision for loan losses	13,403	446	—	13,849
Noninterest income	4,178	5,181	(81)	9,278
Noninterest expenses	18,600	3,832	(81)	22,351

Income (loss) before income taxes	(1,019)	1,795	—	776
Income tax (benefit) expense	(807)	630	—	(177)

Net income (loss)	$(212)	$1,165	$—	$953

Total assets	$2,607,302	$70,514	$(62,369)	$2,615,447

Six Months Ended June 30, 2010
Net interest income	$72,743	$984	$—	$73,727
Provision for loan losses	8,956	—	—	8,956

Net interest income after provision for loan losses	63,787	984	—	64,771
Noninterest income	12,329	9,744	(235)	21,840
Noninterest expenses	63,674	8,509	(235)	71,948

Income before income taxes	12,442	2,219	—	14,663
Income tax expense	3,394	844	—	4,238

Net income	$9,048	$1,375	$—	$10,425

Total assets	$3,865,549	$81,857	$(73,207)	$3,874,199

Six Months Ended June 30, 2009
Net interest income	$35,678	$740	—	$36,418
Provision for loan losses	7,985	—	—	7,985

Net interest income after provision for loan losses	27,693	740	—	28,433
Noninterest income	8,144	8,628	(161)	16,611
Noninterest expenses	35,614	6,825	(161)	42,278

Income before income taxes	223	2,543	—	2,766
Income tax (benefit) expense	(832)	892	—	60

Net income	$1,055	$1,651	$—	$2,706

Total assets	$2,607,302	$70,514	$(62,369)	$2,615,447

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

June 30, 2010

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

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

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 15 years. In connection with the First Market Bank acquisition, accounted for using the acquisition method of accounting, the Company recorded $26.4 million of core deposit intangible, $1.2 million of trademark intangible and $1.1 million in goodwill. None of the goodwill recognized will be deductible for income tax purposes. Changes in goodwill in the Company’s consolidated balance sheet from December 31, 2009 were attributable to the acquisition of First Market Bank. The core deposit intangible on that acquisition is being amortized over an average of 4.3 years using an accelerated method and the trademark intangible is being amortized over 3 years using the straight-line method.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2010
Amortizable core deposit intangibles	$46,615	$15,917	$30,698
Unamortizable goodwill	57,909	342	57,567
Trademark intangible	1,200	167	1,033

December 31, 2009
Amortizable core deposit intangibles	$20,215	$12,525	$7,690
Unamortizable goodwill	56,816	342	56,474

June 30, 2009
Amortizable core deposit intangibles	$20,215	$11,563	$8,652
Unamortizable goodwill	56,816	342	56,474

Amortization expense of the core deposit intangibles for the three and six month periods ended June 30, 2010 and 2009 totaled $1.9 million and $3.4 million, respectively compared to $481 thousand and $962 thousand, respectively. Amortization expense of the trademark intangibles for the three and six month periods ended June 30, 2010 was $100 thousand and $167 thousand, respectively. The Company had no trademark intangible in 2009. As of June 30, 2010, the estimated remaining amortization expense of core deposit and trademark intangibles for future periods is as follows (dollars in thousands):

2010	$4,084
2011	6,571
2012	5,543
2013	3,806
2014	2,794
2015	2,396
Thereafter	6,537

$31,731

10. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At June 30, 2010 and 2009, the Company had outstanding loan commitments approximating $761.3 million and $468.0 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $38.7 million and $22.5 million at June 30, 2010, and 2009, respectively.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

At June 30, 2010, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union First Market Bank, a wholly owned subsidiary of Union First Market Bankshares Corporation, had rate lock commitments to originate mortgage loans amounting to $135.5 million and loans held for sale of $74.7 million. Union Mortgage has entered into corresponding commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $210.2 million. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

11. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities as of June 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
June 30, 2010
U.S. government and agency securities	$11,241	$563	$(43)	$11,761
Obligations of states and political subdivisions	158,713	3,487	(2,250)	159,950
Corporate and other bonds	17,294	259	(669)	16,884
Mortgage-backed securities	328,952	11,911	—	340,863
Federal Reserve Bank stock - restricted	6,711	—	—	6,711
Federal Home Loan Bank stock - restricted	20,450	—	—	20,450
Other securities	257	69	(19)	307

Total securities	$543,618	$16,289	$(2,981)	$556,926

December 31, 2009
U.S. government and agency securities	$5,516	$247	$—	$5,763
Obligations of states and political subdivisions	123,573	2,928	(2,375)	124,126
Corporate and other bonds	16,924	225	(1,350)	15,799
Mortgage-backed securities	228,766	7,415	(176)	236,005
Federal Reserve Bank stock - restricted	3,683	—	—	3,683
Federal Home Loan Bank stock - restricted	14,958	—	—	14,958
Other securities	257	14	(14)	257

Total securities	$393,677	$10,829	$(3,915)	$400,591

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
As of June 30, 2010
U.S. government and agency securities	$75	$(43)	$—	$—	$75	$(43)
Obligations of states and political subdivisions	26,390	(523)	34,554	(1,727)	60,944	(2,250)
Corporate and other bonds	1,919	(46)	6,071	(642)	7,990	(688)

Totals	$28,384	$(612)	$40,625	$(2,369)	$69,009	$(2,981)

As of December 31, 2009
Obligations of states and political subdivisions	$9,597	$(174)	$35,898	$(2,201)	$45,495	$(2,375)
Mortgage-backed securities	23,815	(176)	—	—	23,815	(176)
Corporate and other bonds	1,836	(45)	5,118	(1,319)	6,954	(1,364)

	$35,248	$(395)	$41,016	$(3,520)	$76,264	$(3,915)

As of June 30, 2010, there were $40.6 million of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $2.4 million and consisted primarily of municipal obligations. In the second quarter of 2009, the Company adopted Other-Than-Temporary Impairment (“OTTI”) guidance, as amended, for debt securities regarding recognition and disclosure. The major change in the guidance was that an impairment is other-than-temporary if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss.

During each quarter the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance and relevant industry research and analysis. Based on the assessment for the current quarter ended June 30, 2010 and in accordance with the revised guidance, no OTTI was recognized.

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

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

Interest rate swap agreement used for interest rate risk management

The Company utilizes an interest rate swap agreement as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing liabilities. The Company determines the fair value of its interest rate swap using externally developed pricing models based on market observable inputs and therefore classifies such valuation as Level 2. The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements at June 30, 2010 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance
ASSETS
Securities available for sale	$—	$529,765	$—	$529,765

Total	$—	$529,765	$—	$529,765

LIABILITIES
Interest Rate Swap (cash flow hedge)	$—	$1,444	$—	$1,444

Total	$—	$1,444	$—	$1,444

	Fair Value Measurements at December 31, 2009 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance
ASSETS
Securities available for sale	$—	$381,950	$—	$381,950

Total	$—	$381,950	$—	$381,950

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six months ended June 30, 2010. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than two years old, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At June 30, 2010, the Company’s Level 3 loans consisted of one relationship secured by investment real estate of $1.6 million with a $272 thousand valuation reserve; three relationships secured by commercial real estate of $1.5 million with a $404 thousand valuation reserve; four relationships secured by inventory, receivables or equipment of $1.0 million with a $380 thousand valuation reserve; two relationships secured by residential real estate and lots of $432 thousand with a valuation reserve of $314 thousand and one relationship unsecured of $113 thousand with a $6 thousand valuation reserve.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements at June 30, 2010 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance
ASSETS
Loans held for sale	$—	$74,722	$—	$74,722
Impaired Loans	—	180,778	3,294	184,072

Total	$—	$255,500	$3,294	$258,794

	Fair Value Measurements at December 31, 2009 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance
ASSETS
Loans held for sale	$—	$54,280	$—	$54,280
Impaired Loans	—	111,095	10,707	121,802

Total	$—	$165,375	$10,707	$176,082

The Company’s nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis relate to other real estate owned (“OREO”), goodwill and intangible assets. In accordance with ASC 360, Property, Plant and Equipment, OREO with a carrying value above fair value is written down to its fair value and results in an impairment charge. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparables of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

measurement adjustments have generally been classified as Level 2. Total valuation expenses related to OREO for the three and six months ended June 30, 2010 were zero for both periods and for the three and six months ended June 30, 2009 were $14 thousand and $61 thousand, respectively. No impairment charges have been recorded for goodwill or intangible assets.

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

Cash Flow Hedge

The carrying amount of the cash flow hedge approximates fair value.

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2010, the carrying value and fair value of loan commitments and standby letters of credit were immaterial.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

The carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2010 are in the following table (dollars in thousands):

	June 30, 2010
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$135,734	$135,734
Securities available for sale	556,926	556,926
Loans held for sale	74,722	74,722
Net loans	2,785,695	2,786,173
Accrued interest receivable	16,080	16,080

Financial liabilities:
Deposits	3,095,474	3,104,489
Borrowings	328,221	331,697
Accrued interest payable	2,632	2,632
Cash flow hedge	1,444	1,444

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have reviewed the accompanying condensed consolidated balance sheets of Union First Market Bankshares Corporation and subsidiaries as of June 30, 2010 and 2009, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union First Market Bankshares Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Winchester, Virginia

August 9, 2010

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union First Market Bankshares Corporation and its subsidiaries (collectively the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements thereto, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2009. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

Mergers and Acquisitions

On February 1, 2010, the Company completed its acquisition of First Market Bank, FSB (“First Market Bank or FMB”) in an all stock transaction. First Market Bank’s common shareholders received 6,273.259 shares of the Company’s common stock in exchange for each share of First Market Bank’s common stock, resulting in the Company issuing 6,701,478 common shares. The Series A preferred shareholder of First Market Bank received 775,795 shares of the Company’s common stock in exchange for all shares of the Series A preferred stock. In connection with the transaction the Company issued a total of 7,477,273 common shares with an acquisition date fair value of $96.1 million. The Series B and Series C preferred shareholder of First Market Bank received 35,595 shares of the Company’s Series B preferred stock in exchange for all shares of the Series B and Series C preferred stock.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the acquisition date. Assets acquired totaled $1.4 billion, including $981.5 million in net loans and $218.7 million in investment securities. Liabilities assumed were $1.3 billion, including $1.2 billion of deposits. In connection with the acquisition, the Company recorded $1.1 million of goodwill and $26.4 million of core deposit intangible. The core deposit intangible is being amortized over an average of 4.3 years using an accelerated method. In addition, the Company recorded $1.2 million related to a trademark intangible. This is being amortized over a three year time period.

In many cases, determining the estimated fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the fair valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carryover of First Market Bank’s previously established allowance for loan losses. Subsequent decreases in the expected cash flows (credit deterioration) will require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows will result in the recognition of additional interest income over the then remaining lives of the loans.

The estimated fair value of liabilities assumed was based on the discounted value of contractual cash flows and compared to other securities with similar characteristics and remaining maturities. Specifically, First Market Bank’s Federal Home Loan Bank of Atlanta (“FHLB”) advances, subordinated debt and certificates of deposit were assumed at a net premium. This premium will have a favorable impact on the Company’s net interest expense over the next 6 quarters as the premium reduces interest expense based on an accelerated method.

ABOUT UNION FIRST MARKET BANKSHARES CORPORATION

Union First Market Bankshares Corporation is the largest community banking organization based in Virginia, providing full service banking to the Northern, Central, Rappahannock, Tidewater and Northern Neck regions of Virginia through its bank subsidiaries, Union First Market Bank (77 locations in the counties of Albemarle, Caroline, Chesterfield, Fairfax, Fluvanna, Hanover, Henrico, James City, King George, King William, Nelson, Spotsylvania, Stafford, Westmoreland, York, and the cities of Richmond, Fredericksburg, Williamsburg, Newport News, Grafton, Charlottesville, Colonial Heights, and Roanoke); Northern Neck State Bank (9 locations in the counties of Richmond, Westmoreland, Essex, Northumberland and Lancaster); and Rappahannock National Bank (6 locations in Washington, Front Royal, Middleburg, Warrenton, and Winchester). Union Investment Services, Inc. provides full brokerage services; Union Mortgage Group, Inc. provides a full line of mortgage products; and Union Insurance Group, LLC offers various lines of insurance products. Union First Market Bank also owns a non-controlling interest in Johnson Mortgage Company, LLC.

On June 30, 2010, the Company announced its decision to combine two of its community banks, Northern Neck State Bank and Rappahannock National Bank, into its largest bank affiliate, Union First Market Bank, on October 12, 2010. Because the Company already provides backoffice services and operations support for these two banks, there will not be significant cost savings from this combination. However, the Company expects to achieve certain operating efficiencies in data consolidation processes, reduced board fees and increased effectiveness in marketing of our common brand throughout our footprint.

Additional information is available on the Company’s website at www.ubsh.com. The information contained on the Company’s website is not a part of this report.

The shares of the Company are traded on the NASDAQ Global Select Market under the symbol “UBSH.”

RESULTS OF OPERATIONS

Net Income

The Company reported net income of $8.7 million for the quarter ended June 30, 2010, an increase of $7.8 million from the same quarter a year ago. The increase in net income largely relates to improvements in the net interest margin and the provision for loan losses, as well as the addition of the operations of the former First Market Bank. The results for the quarter and six months ended June 30, 2010 include the operations of the former First Market Bank for three and five months, respectively since the combination on February 1, 2010. Net income available to common shareholders, which deducts from net income the dividends and discount accretion on preferred stock, was $8.2 million for the current quarter compared to $91 thousand for the same quarter last year. This represented an increase in earnings per share, on a diluted basis, of $0.31, to $0.32 from $0.01.

The reported net income of $8.7 million for the quarter ended June 30, 2010 represented an increase of $7.0 million from the quarter ended March 31, 2010. The increase was largely attributable to a reduction in nonrecurring acquisition costs and improvements in the net interest margin and the provision for loan losses, in addition to the operations of the former First Market Bank.

The reported net income of $10.4 million for the six months ended June 30, 2010, represented an increase of $7.7 million from the same period a year ago. The increase was principally related to five months of additional interest earning assets related to the acquisition of FMB and improvement in the net interest margin, partially offset by nonrecurring acquisition costs.

As a supplement to GAAP, the Company also reports certain alternate financial metrics relative to its operating performance. Diluted earnings per share on a cash basis for the quarter ended June 30, 2010 were $0.39 as compared to $0.09 for the same quarter a year ago and $0.12 for the quarter ended March 31, 2010. Diluted earnings per share on a cash basis for the six months ended June 30, 2010 and 2009 were $0.52 and $0.24, respectively. Additionally, cash basis return on average tangible common equity for the quarter ended June 30, 2010 was 13.83% as compared to 3.29% in the prior year’s same quarter and 3.82% for the quarter ended March 31, 2010. Cash basis return on average tangible common equity for the six months ended June 30, 2010 and 2009 was 8.91% and 4.35%, respectively.

NET INTEREST INCOME

On a linked quarter basis, tax-equivalent net interest income increased $5.5 million, or 15.7%, to $40.6 million due principally to increased interest-earning assets related to the acquisition of FMB, the accretion of fair value adjustments from acquisition accounting and lower costs of interest-bearing liabilities. The tax-equivalent net interest margin increased 6 basis points to 4.65% from 4.59% in the prior quarter. The net interest margin increase was principally attributable to improvements in the cost of funds and increases in demand deposits. Average interest-earning assets and related interest income increased $398.4 million and $6.1 million, respectively. Average interest-bearing liabilities and related interest expense increased $295.8 million and $596.0 thousand, respectively. Costs of interest-bearing liabilities declined 8 basis points to 1.34% while yields on interest-earning assets declined 1 basis point to 5.77%. The improvement in the cost of funds was principally a result of lower costs related to certificates of deposits (higher rate certificates of deposit matured and new or renewed certificates repriced at lower rates).

For the three months ended June 30, 2010, tax-equivalent net interest income increased $20.9 million, or 106.6%, to $40.6 million compared to the same period last year. This improvement was principally attributable to declines in costs of interest-bearing liabilities, as well as increased interest-earning assets related to the acquisition of FMB. The tax-equivalent net interest margin increased 135 basis points to 4.65% from 3.30% in the prior year. Average interest-earning assets and related interest income increased $1.1 billion and $17.4 million, respectively. Average interest-bearing liabilities increased $891.1 million with related interest expense declining $3.5 million. Costs of interest-bearing liabilities declined 129 basis points to 1.34% while yields on interest-earning assets increased 24 basis points to 5.77%. Improvements in the cost of funds were principally a result of declining costs on certificates of deposit and money market accounts, fair value adjustments from acquisition accounting and lower costs related to FHLB borrowings. Increases in interest-earning asset yields were principally related to improvements in loan yields.

For the six months ended June 30, 2010, tax-equivalent net interest income increased $37.4 million, or 97.7%, to $75.7 million compared to the same period last year. This improvement was principally attributable to declines in costs of interest-bearing liabilities as well as increased interest-earning assets related to the acquisition of FMB. The tax-equivalent net interest margin increased 134 basis points to 4.60% from 3.26% in the prior year. Average interest-earning assets and related interest income increased $937.6 million and $29.4 million, respectively. Average interest-bearing liabilities increased $757.1 million with related interest expense declining $8.0 million. Costs of interest-bearing liabilities declined 133 basis points to 1.37% while yields on interest-earning assets increased 19 basis points to 5.75%. The improvement in the cost of funds was principally a result of declining costs on certificates of deposit and money market accounts, fair value adjustments from acquisition accounting and lower costs related to FHLB borrowings.

During the quarter ended June 30, 2010 and since the Acquisition Date, the impact of acquisition accounting fair value adjustments on net interest income was $3.6 million and $6.4 million, respectively. If not for this impact, the net interest margin for the current quarter would have been 4.23%, unchanged from the most recent quarter and a 93 basis point improvement from the same quarter a year ago. The Company’s ability to maintain the net interest margin at current levels is largely dependent upon future interest rates, loan demand and deposit competition.

The acquired loan and investment security portfolios of FMB were marked-to-market with a fair value discount to market rates. The performing loan and investment security accretion of the discount was $2.1 million and $139.2 thousand, respectively, for the quarter ended June 30, 2010 and $3.5 million and $232 thousand, respectively, since acquisition. The accretion is recognized as interest income over the estimated remaining life of the loans and investment securities under an accelerated method. The Company also assumed FHLB borrowings, subordinated debt and certificates of deposit. These liabilities were marked-to-market with estimates of fair value on acquisition date. FHLB borrowings were purchased at a premium to market rates and interest expense was reduced by $503.1 thousand and $911.5 thousand for the quarter ended June 30, 2010 and since acquisition, respectively. Subordinated debt was purchased at a discount to market rates and interest expense was increased by $122.3 thousand and $203.8 thousand for the quarter ended June 30, 2010 and since the acquisition, respectively. Certificates of deposit were purchased at a premium to market rates and interest expense was reduced by $1.0 million and $1.9 million for the quarter ended June 30, 2010 and since the acquisition, respectively. The related discount (or premium) to market is recorded as an increase (or decrease) to interest expense over the estimated lives of the liabilities.

Total net loans and investment securities acquired in the First Market Bank transaction were recorded at their estimated fair values of $981.5 million and $218.7 million, respectively. The fair value of noninterest and interest-bearing liabilities assumed were $171.1 million and $1.0 billion, respectively. Borrowings assumed were $75.8 million, of which $61.4 million and $14.4 million consisted of FHLB advances and subordinated debt, respectively. Following the acquisition of First Market Bank, the Company reduced wholesale funding by approximately $159.0 million through the sale of $103.0 million in acquired investment securities and excess cash balances.

The following table represents the scheduled loan accretion of the remaining discount related to acquired performing loans and will be recorded into interest income (in 000s):

Loan Accretion
For the remaining six months of 2010	$3,651
For the year ended 2011	4,555
For the year ended 2012	3,392
For the year ended 2013	2,925
For the year ended 2014	1,835
Thereafter	—

Total	$16,359

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months June 30,
	2010			2009			2008
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$408,964	$3,503	3.44%	$258,950	$2,630	4.07%	$177,859	$2,289	5.18%
Tax-exempt	139,483	2,356	6.77%	121,400	2,192	7.24%	109,375	1,959	7.20%

Total securities (2)	548,447	5,859	4.28%	380,350	4,822	5.08%	287,234	4,248	5.95%
Loans, net (3) (4)	2,825,183	43,757	6.21%	1,871,142	27,462	5.89%	1,794,443	29,408	6.59%
Loans held for sale	59,854	717	4.80%	51,522	580	4.52%	31,021	449	5.82%
Federal funds sold	7,666	3	0.19%	304	—	0.17%	240	1	2.16%
Money market investments	208	—	0.00%	104	—	0.00%	152	—	0.01%
Interest-bearing deposits in other banks	60,696	15	0.10%	84,408	60	0.29%	951	5	2.29%
Other interest-bearing deposits	344	—	0.00%	2,598	—	0.00%	2,598	16	2.42%

Total earning assets	3,502,398	50,351	5.77%	2,390,428	32,924	5.53%	2,116,639	34,127	6.48%

Allowance for loan losses	(34,158)			(28,249)			(20,746)
Total non-earning assets	376,016			251,820			249,805

Total assets	$3,844,256			$2,613,999			$2,345,698

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$360,760	206	0.23%	$203,276	86	0.17%	$228,009	362	0.64%
Money market savings	732,353	1,724	0.94%	442,436	2,636	2.39%	207,603	1,149	2.23%
Regular savings	151,657	127	0.34%	100,309	97	0.39%	103,047	140	0.54%
Certificates of deposit: (5)
$100,000 and over	664,418	3,033	1.83%	475,200	3,962	3.34%	439,298	4,348	3.98%
Under $100,000	673,916	2,747	1.63%	489,752	4,006	3.28%	483,611	4,677	3.89%

Total interest-bearing deposits	2,583,104	7,837	1.22%	1,710,973	10,787	2.53%	1,461,568	10,676	2.94%
Other borrowings (6)	334,502	1,918	2.30%	315,517	2,486	3.18%	372,073	2,804	3.03%

Total interest-bearing liabilities	2,917,606	9,755	1.34%	2,026,490	13,273	2.63%	1,833,641	13,480	2.96%

Noninterest-bearing liabilities:
Demand deposits	484,478			291,175			277,298
Other liabilities	26,055			20,540			19,536

Total liabilities	3,428,139			2,338,205			2,130,475
Stockholders’ equity	416,117			275,794			215,223

Total liabilities and stockholders’ equity	$3,844,256			$2,613,999			$2,345,698

Net interest income		$40,596			$19,651			$20,647

Interest rate spread (7)			4.43%			2.90%			3.52%
Interest expense as a percent of average earning assets			1.12%			2.23%			2.56%
Net interest margin			4.65%			3.30%			3.92%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $139 thousand in accretion of the fair market value adjustments related to the recent acquisition. Remaining estimated accretion for 2010 is $278 thousand.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $2.1 million in accretion of the fair market value adjustments related to the recent acquisition. Remaining estimated accretion for 2010 is $3.7 million.
(5)	Interest expense on certificates of deposits includes $1.0 million in accretion of the fair market value adjustments related to the recent acquisition. Remaining estimated accretion for 2010 is $1.2 million.
(6)	Interest expense on borrowings includes $381 thousand in accretion of the fair market value adjustments related to the recent acquisition. Remaining estimated accretion for 2010 is $190 thousand.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Six Months Ended June 30,
	2010			2009			2008
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$393,813	$7,042	3.61%	$239,572	$5,066	4.26%	$177,298	$4,577	5.19%
Tax-exempt	129,597	4,456	6.93%	119,082	4,291	7.27%	108,196	3,890	7.23%

Total securities (2)	523,410	11,498	4.43%	358,654	9,357	5.26%	285,494	8,467	5.96%
Loans, net (3) (4)	2,671,272	81,907	6.18%	1,870,455	54,720	5.90%	1,781,636	60,520	6.83%
Loans held for sale	52,273	1,163	4.48%	45,146	1,011	4.52%	27,265	726	5.35%
Federal funds sold	17,719	15	0.18%	304	—	0.19%	1,592	29	3.66%
Money market investments	160	—	0.00%	98	—	0.00%	194	1	0.63%
Interest-bearing deposits in other banks	37,822	23	0.12%	89,294	114	0.26%	1,017	14	2.68%
Other interest-bearing deposits	1,465	—	0.00%	2,598	—	0.00%	2,598	40	3.12%

Total earning assets	3,304,121	94,606	5.75%	2,366,549	65,202	5.56%	2,099,796	69,797	6.68%

Allowance for loan losses	(32,876)			(27,202)			(20,180)
Total non-earning assets	372,044			250,661			249,033

Total assets	$3,643,289			$2,590,008			$2,328,649

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$332,449	383	0.23%	$200,712	166	0.17%	$223,131	736	0.66%
Money market savings	683,493	3,200	0.94%	421,413	5,125	2.45%	187,817	2,075	2.22%
Regular savings	149,364	316	0.43%	97,953	198	0.41%	102,353	308	0.60%
Certificates of deposit: (5)
$100,000 and over	624,153	5,886	1.90%	472,448	8,014	3.42%	444,711	9,420	4.26%
Under $100,000	631,683	5,315	1.70%	503,204	8,389	3.36%	481,870	9,872	4.12%

Total interest-bearing deposits	2,421,142	15,100	1.26%	1,695,730	21,892	2.60%	1,439,882	22,411	3.13%
Other borrowings (6)	349,224	3,813	2.20%	317,488	5,031	3.20%	381,279	6,814	3.59%

Total interest-bearing liabilities	2,770,366	18,913	1.37%	2,013,218	26,923	2.70%	1,821,161	29,225	3.23%

Noninterest-bearing liabilities:
Demand deposits	443,452			279,642			272,070
Other liabilities	26,477			20,977			20,582

Total liabilities	3,240,295			2,313,837			2,113,813
Stockholders’ equity	402,994			276,171			214,836

Total liabilities and stockholders’ equity	$3,643,289			$2,590,008			$2,328,649

Net interest income		$75,693			$38,279			$40,572

Interest rate spread (7)			4.38%			2.86%			3.45%
Interest expense as a percent of average earning assets			1.15%			2.29%			2.80%
Net interest margin			4.60%			3.26%			3.89%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $232 thousand in accretion of the fair market value adjustments related to the recent acquisition. Remaining estimated accretion for 2010 is $278 thousand.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $3.5 million in accretion of the fair market value adjustments related to the recent acquisition. Remaining estimated accretion for 2010 is $3.7 million.
(5)	Interest expense on certificates of deposits includes $1.9 million in accretion of the fair market value adjustments related to the recent acquisition. Remaining estimated accretion for 2010 is $1.2 million.
(6)	Interest expense on borrowings includes $708 thousand in accretion of the fair market value adjustments related to the recent acquisition. Remaining estimated accretion for 2010 is $190 thousand.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

Provision for Loan Losses

The provision for loan losses for the quarter ended June 30, 2010 was $4.0 million, a decline of $1.0 million from the most recent quarter and a decrease of $900 thousand from the same quarter a year ago. The current levels of the allowance for loan losses reflect specific reserves related to nonperforming loans, changes in risk ratings on loans, net charge-off activity, loan growth, delinquency trends and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses. As noted above, in acquisition accounting there was no carryover of FMB’s previously established allowance for loan losses. The allowance for loan losses as a percentage of the total loan portfolio, including net loans at fair value from the FMB acquisition, was 1.20% at June 30, 2010, 1.19% at March 31, 2010 and 1.58% at June 30, 2009. The reduction in the allowance for loan losses as a percentage of loans compared to the prior year is related to the elimination of FMB’s allowance for loan losses. The allowance for loan losses as a percentage of the total loan portfolio, adjusted for acquired loans, was 1.76% at June 30, 2010.

The Company’s loan portfolio is comprised of $951.2 million, or 33.7%, of amortizing commercial real estate loans, of which approximately 44.0% is owner-occupied real estate and which typically carries a lower risk of loss. While there continues to be industry concerns over possible softening in the commercial real estate sector, the Company’s portfolio is not highly speculative or concentrated in large credits. In addition, $508.7 million of the loan portfolio is concentrated in real estate construction loans, including raw land, land development, residential lots, speculative and presold residential construction and commercial construction loans (both owner-occupied and non-owner occupied). Of this amount, $217.1 million, or 42.7%, represents land and lot loans; $122.0 million, or 24.0%, represents land development loans; $76.3 million, or 15.0%, represents speculative and presold residential construction loans: and $93.3 million, or 18.3%, is commercial construction. The Company’s real estate lending is conducted within its operating footprint in markets it understands and monitors.

Noninterest Income

On a linked quarter basis, noninterest income increased $2.4 million, or 24.3%, to $12.1 million from $9.7 million at March 31, 2010. Other service charges and account fees increased $821 thousand and include ATM interchange fees, debit card income and brokerage commissions. Gains on the sale of loans in the mortgage segment increased $757 thousand and were driven by increased originations offset by increased loan loss related reserves and expenses. Other operating income increased $622 thousand and related to a non-recurring reduction of a property improvement liability, higher trust revenue and other income. Service charges on deposit accounts increased $210 thousand, primarily related to increased overdraft and returned check charges, checking account fees and ATM service charges.

For the three months ended June 30, 2010, noninterest income increased $2.8 million, or 30.4%, to $12.1 million from $9.3 million in the same period in 2009. Other service charges and fees increased $1.6 million, primarily due to debit card income, brokerage commissions and ATM income. Other operating income increased $810 thousand primarily related to trust revenue, bank owned life insurance investment income and other income. Account service charges increased $276 thousand, related to overdraft and returned check charges, checking account fees and fees on commercial and savings accounts. Gains on sales of other real estate owned increased $40 thousand and gains on sales of loans in the mortgage segment increased $65 thousand.

For the six months ended June 30, 2010, noninterest income increased $5.2 million, or 31.5%, to $21.8 million from $16.6 million in the same period in 2009. Other service charges and fees increased $2.5 million, primarily related to debit card income, ATM income and brokerage commissions. Gains on sales of loans in the mortgage segment increased $1.1 million due to the contribution of newer branches originating loans at favorable margins, adjustments to loan fee and pricing policies and volume related revenue incentives. Other operating income increased $1.0 million and primarily related to trust revenue, bank owned life insurance investment income and other income. Account service charges increased $451 thousand, related to overdraft and returned check charges and fees on commercial and savings accounts. Gains on sales of other real estate owned increased $98 thousand.

Noninterest Expense

On a linked quarter basis, noninterest expense decreased $1.7 million, or 4.5%, to $35.1 million from $36.8 million for the three months ended June 30, 2010. Other operating expenses decreased $4.3 million. Acquisition costs declined by $6.0 million as the majority of these expenses were recognized in the first quarter of 2010. This was partially offset by higher amortization on acquired deposit intangible assets of $516 thousand and higher ATM processing fees related to increased transaction volume. Other operating expenses also included higher operating expenses of $580 thousand primarily related to the acquisition, higher professional fees of $172 related to continuing problem loan work outs, foreclosure activity and underwriting fees in the mortgage segment. Also, included in other operating expenses were increased marketing and advertising costs of $167 thousand related to television and print brand awareness campaigns for Union First Market Bank. Salaries and benefits expense increased $2.0 million, primarily related to the acquisition and related salaries expense of $1.6 million, higher profit sharing expense of $221 thousand related to improving profitability, and higher commissions of $393 thousand in the mortgage segment due to origination volume. Furniture and equipment expenses increased $379 thousand due to higher depreciation and amortization expense related to acquired fixed assets and equipment service contracts. Occupancy costs increased $236 thousand, primarily related to additional rental expense and operations of acquired branches. Excluding mortgage segment operations and acquisition related expenses in the first and second quarters, noninterest expense increased approximately $3.7 million, or 14.1%.

For the three months ended June 30, 2010, noninterest expense increased $12.7 million, or 57.3%, to $35.1 million from $22.4 million compared to the second quarter of 2009. Salaries and benefits increased $6.5 million and were primarily due to increased salaries expense of $4.0 million related to additional personnel as result of the acquisition, higher group insurance costs of $604 thousand due to higher current year premiums and additional personnel. Also contributing to the increase was higher profit sharing expense of $988 thousand due to improved profitability and higher incentive compensation costs of $421 thousand. Commissions in the mortgage segment increase $117 thousand, or 5.3%. Other operating expenses increased $4.5 million. Included in other operating expenses was higher amortization on acquired deposit intangible assets of $1.6 million, acquisition costs of $479 thousand and higher ATM processing fees of $230 thousand related to transaction volume. Other increases related to higher marketing and advertising expenses of $856 thousand as part of brand awareness campaigns for the combined bank as Union First Market Bank. In addition, expenses to maintain the Company’s portfolio of other real estate owned increased $356 thousand and legal and professional fees increased $241 thousand due to continuing problem loan work outs and foreclosure activity. Partially offsetting these increases in other operating expenses was a decrease in insurance expense of $856 thousand, primarily due to a nonrecurring Federal Deposit Insurance Corporation (“FDIC”) special assessment of $1.2 million incurred in the second quarter of 2009. Occupancy expenses increased $1.1 million primarily related to additional rental expense and operations of acquired branches. Furniture and equipment expense increased $619 thousand due to higher depreciation and amortization expense related to acquired fixed assets and equipment service contracts.

For the six months ended June 30, 2010, noninterest expense increased $29.7 million, or 70.2%, to $71.9 million from $42.3 million for the six months ended June 30, 2010. Other operating expenses increased $15.6 million. This increase included higher acquisition costs of $7.1 million and amortization on acquired deposit intangible assets of $2.6 million, higher marketing and advertising expenses of $1.8 million related to television and print brand awareness campaigns for Union First Market Bank and higher communications expenses of $1.2 million. In addition, loan expenses increased $814 thousand due to maintenance of the Company’s portfolio of other real estate owned and collection efforts on problem loans. Professional fees increased $498 thousand primarily related to higher legal fees for continuing problem loan work outs and foreclosure activity. These increases were offset by lower insurance expense of $191 thousand, a function of acquired deposits in the FMB acquisition and the nonrecurring FDIC special assessments incurred during the second quarter of 2009. Salaries and benefits expense increased $11.3 million primarily due to higher salaries expense of $7.2 million related principally to additional personnel from the FMB acquisition, higher group insurance costs of $942 thousand due to higher current year premiums and additional personnel, higher profit sharing expense of $1.6 million due to improved profitability and higher incentive compensation costs of $655 thousand. Commissions in the mortgage segment increased $626 thousand, or 16.6%. Occupancy costs increased $2.0 million and primarily related to additional rental expense and operations of acquired branches. Furniture and equipment expense increased $812 thousand due to higher depreciation and amortization expense related to acquired fixed assets and equipment service contracts.

During the second quarter of 2010, the Company continued to incur additional costs (albeit at a lesser pace than the first quarter) related to the acquisition of FMB. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, integrating operations, and employee severances, which have been expensed as incurred. For the three and six months ended June 30, 2010, costs associated with the acquisition of First Market Bank were $843 thousand and $7.7 million, respectively, and are reported as a component of “Other operating expenses” within the Company’s “Condensed Consolidated Statements of Income.” Total inception to date costs incurred as of June 30, 2010 were $9.2 million. Total acquisition costs were initially estimated to be approximately $10.8 million and are not expected to exceed that level.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of June 30, 2010. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rate for the three and six months ended June 30, 2010 was 30.6% and 28.9% respectively, compared to -22.8% and 2.2%, respectively, for the same periods in 2009. The reduction in the effective tax rate in the prior year was principally related to lower income before tax with a similar amount of nontaxable municipal bond interest income in each period (i.e. nontaxable income represented a greater portion of total income).

SEGMENT INFORMATION

Community Banking Segment

On a linked quarter basis, net interest income after provision for loan losses, increased $6.2 million, or 21.7%, to $35.0 million compared to the most recent quarter, due principally to increased interest-earning assets related to the acquisition of FMB, the accretion of fair value adjustments from acquisition accounting and lower provision for loan losses. The net interest margin increased and was principally attributable to improvements in the cost of funds and increases in demand deposits. Improvements in the cost of funds were principally a result of lower costs related to certificates of deposits (higher rate certificates of deposit matured and new or renewed certificates repriced at lower rates).

Noninterest income increased $1.6 million, or 29.8%, to $7.0 million from $5.4 million at March 31, 2010. The FMB acquisition is included in Company results for the five months since the Acquisition Date, including the full second quarter. Other service charges and account fees increased $821 thousand and include ATM and debit card income and brokerage commissions. Other operating income increased $622 thousand which included higher trust revenue and other income, partially related to a non-recurring reduction of a property improvement liability. Service charges on deposit accounts increased $210 thousand and primarily related to overdraft and returned check charges, checking account fees and ATM income.

Noninterest expense decreased $2.3 million, or 7.1%, to $30.7 million from $33.0 million compared to the prior quarter. The FMB acquisition is included in Company results for the five months since the Acquisition Date, including the full second quarter. Other operating expenses decreased $4.4 million. Acquisition costs declined by $6.0 million as the majority of these expenses were recognized in the first quarter of 2010. This was partially offset by higher amortization on acquired deposit intangible assets of $516 thousand and higher ATM processing fees related to increased transaction volume. Other operating expenses also included higher operating expenses of $549 thousand primarily related to the acquisition, higher professional fees of $128 related to continuing problem loan work outs and foreclosure activity. Increased marketing and advertising expenses of $152 thousand related to television and print brand awareness campaigns for Union First Market Bank. Salaries and benefits expense increased $1.5 million, primarily related to the acquisition and related salaries costs of $1.2 million, higher profit sharing expense of $204 thousand related to improving profitability and higher group insurance costs of $246 thousand. Furniture and equipment expenses increased $363 thousand due to higher depreciation and amortization expense related to acquired fixed assets and equipment service contracts. Occupancy costs increased $199 thousand, primarily related to additional rental expense and operations of acquired branches.

For the three months ended June 30, 2010, net interest income after provision for loan losses for the community bank segment increased $21.6 million, or 161.2%, from $13.4 million to $35.0 million compared to the same period last year. This increase was principally attributable to increased interest-earning assets and demand deposits related to the acquisition of FMB as well as declines in costs of interest-bearing liabilities. Improvements in the cost of funds were principally a result of declining costs on certificates of deposit and money market accounts, fair value adjustments from acquisition accounting and lower costs related to FHLB borrowings.

Noninterest income increased $2.8 million, or 66.7%, to $7.0 million from $4.2 million in the same period in 2009 and included the contribution of FMB. Of this increase, other service charges and fees increased $1.6 million, primarily due to debit card income, brokerage commissions and ATM charges. Other operating income increased $845 thousand primarily related to trust revenue of $311 thousand, bank owned life insurance income and other income. Account service charges increased $276 thousand, related to overdraft and returned check charges, checking account fees and fees on commercial and savings accounts. Gains on sales of other real estate owned increased $40 thousand.

Noninterest expense increased $12.1 million, or 64.9%, to $30.7 million from $18.6 million compared to the second quarter of 2009 and included the contribution of the FMB acquisition. Salaries and benefits increased $6.1 million and were primarily due to increased salaries expense of $3.8 million related to additional personnel as result of the acquisition, higher group insurance costs of $556 thousand due to higher current year premiums and additional personnel. Also contributing to the increase was higher profit sharing expense of $959 thousand due to improved profitability and higher incentive compensation costs of $412 thousand. Other operating expenses increased $4.3 million. Included in other operating expenses was higher amortization on acquired deposit intangible assets of $1.6 million, acquisition costs of $479 thousand and higher ATM processing fees of $230 thousand related to transaction volume. Other increases related to higher marketing and advertising expenses of $840 thousand as part of brand awareness campaigns for the combined bank as Union First Market Bank. In addition, expenses to maintain the Company’s portfolio of other real estate owned increased $334 thousand and legal and professional fees increased $182 thousand due to continuing problem loan work outs and foreclosure activity. Partially offsetting these increases in other operating expenses was a decrease in insurance expense of $864 thousand, primarily due to a nonrecurring FDIC special assessment of $1.2 million incurred in the second quarter of 2009. Occupancy expenses increased $1.1 million primarily related to additional rental expense and operations of acquired branches. Furniture and equipment expense increased $571 thousand due to higher depreciation and amortization expense related to acquired fixed assets and equipment service contracts.

For the six months ended June 30, 2010, net interest income after provision for loan losses, increased $36.1 million, or 130.3%, to $63.8 million compared to the same period last year. This increase was principally attributable to declines in costs of interest-bearing liabilities and increased interest-earning assets and demand deposits related to the acquisition of FMB. Improvements in the cost of funds were principally a result of declining costs on certificates of deposit and money market accounts, fair value adjustments from acquisition accounting and lower costs related to FHLB borrowings.

For the six months ended June 30, 2010, noninterest income increased $4.2 million, or 51.4%, to $12.3 million from $8.1 million in the same period in 2009 and included the contribution of the FMB acquisition for the five months since Acquisition Date. Other service charges and fees increased $2.5 million, primarily related to debit card income, ATM charges, and brokerage commissions. Other operating income increased $1.1 million and primarily related to trust revenue, bank owned life insurance investment income and other income. Account service charges increased $451 thousand, related to overdraft and returned check charges and fees on commercial and savings accounts. Gains on sales of other real estate owned increased $98 thousand.

For the six months ended June 30, 2010, noninterest expense increased $28.1 million, or 78.8%, to $63.7 million from $35.6 million for the six months ended June 30, 2010 and included the contribution of the FMB acquisition for five months since Acquisition Date. Other operating expenses increased $15.3 million. This increase included higher acquisition costs of $7.1 million and amortization on acquired deposit intangible assets of $2.6 million, higher marketing and advertising expenses of $1.8 million related to television and print brand awareness campaigns for Union First Market Bank and higher communication expenses of $1.2 million. In addition, loan expenses increased $766 thousand due to maintenance of the Company’s portfolio of other real estate owned and collection efforts on problem loans. Professional fees increased $418 primarily related to higher legal fees for continuing problem loan work outs and foreclosure activity. These increases were offset by lower insurance expense of $207 thousand, a function of acquired deposits in the FMB acquisition and the nonrecurring FDIC special assessments incurred during the second quarter of 2009. Salaries and benefits expense increased $10.1 million primarily due to higher salaries expense of $6.3 million related principally additional personnel from FMB, higher group insurance costs of $875 thousand due to higher current year premiums and additional personnel, higher profit sharing expense of $1.6 million due to improved profitability and higher incentive compensation costs of $647 thousand. Occupancy costs increased $1.9 million and primarily related to additional rental expense and operations of acquired branches. Furniture and equipment expense increased $738 thousand due to higher depreciation and amortization expense related to acquired fixed assets and equipment service contracts.

Mortgage Segment

On a linked quarter basis, the mortgage segment net income for the second quarter increased $217 thousand, or 37.5%, to $796 thousand from $579 thousand in the first quarter of 2010. Originations increased $55.1 million from $148.2 million to $203.3 million, or 37.2%, from the most recent quarter. Gains on the sales of loans increased $765 thousand, or 17.0%. Gains on the sale of loans were driven by increased originations offset by increased loan loss related reserves and expenses. Increased loan originations were stimulated by a low interest rate environment combined with the impending expiration of home buyer tax incentives and the usual seasonal housing market surge. As a result, refinanced loans represented 23% of originations during the second quarter and 30% year to date, but are expected to approach 50% of originations during the second half of the year based on current application pipeline data. Salary and benefit expenses increased $467 thousand primarily related to volume driven commission expenses. Occupancy expenses increased $37 thousand and furniture and equipment expenses increased $16 thousand. Other operating expenses increased $177 thousand, due primarily to higher underwriting fees and loan expenses, both related to origination volume.

For the three months ended June 30, 2010, the mortgage segment net income decreased $369 thousand, to $796 thousand, from $1.2 million for the same quarter in 2009. Originations decreased $15.2 million from $218.6 million to $203.4 million, or 6.9%, during the same period last year, yet gains on the sale of loans increased $74 thousand, or 1.4%. Gains on the sale of loans were driven by the contribution of newer branches originating loans at favorable margins and adjustments to loan fee and pricing policies. Noninterest expenses increased $771 thousand. Of this amount, salaries and benefits increased $398 thousand primarily related to additional branch office and corporate support personnel in addition to increased commissions as a result of the higher loan revenue. Other operating expenses increased $257 thousand principally due to increased underwriting costs related to loan origination volume and higher operating expenses including communications and office supplies for additional branch offices. Occupancy expenses increased $69 thousand principally due to rental expenses of new branch locations. Furniture and equipment expense increased $47 thousand, which included costs related to higher depreciation and equipment maintenance contracts.

For the six months ended June 30, 2010, the mortgage segment net income decreased $276 thousand, or 16.7%, to $1.4 million from $1.7 million in the same period of 2009. Originations decreased $22.6 million from $374.2 million to $351.6 million, or 6.0%, during the same period last year, yet gains on the sale of loans increased $1.1 million, or 12.9%. Gains on the sale of loans were driven by the contribution of newer branches originating loans at favorable margins, adjustments to loan fee and pricing policies and volume related revenue incentives. Noninterest expenses increased $1.7 million. Of this amount, salaries and benefits increased $1.1 million primarily related to increased commissions generated through higher loan revenue as well as additional branch office and corporate support personnel. Other operating expenses increased $392 thousand principally due to increased underwriting costs and loan expenses in addition to higher operating expenses including communications and office supplies for additional branch offices. Occupancy expenses increased $78 thousand principally due to rental expenses of new branch locations. Furniture and equipment expense increased $74 thousand, which included costs related to higher depreciation and equipment maintenance contracts.

BALANCE SHEET

At June 30, 2010, total cash and cash equivalents were $135.7 million, an increase of $5.2 million on a linked quarter basis, and $89.8 million and $55.4 million from December 31, 2009 and June 30, 2009, respectively. At June 30, 2010, net loans were $2.8 billion, a decrease of $30.5 million from the prior quarter. The Company’s mortgage segment increased loans held for sale by $24.1 million from the prior quarter. Net loans increased $942.0 million, or 51.1%, from December 31, 2009, and increased $943.8, or 51.2%, million compared to June 30, 2009. Both of these period increases were principally the result of the acquired loan portfolio of FMB, which totaled $981.5 million at acquisition. The Company’s mortgage segment increased loans held for sale by $20.4 million from December 31, 2009 and by $10.7 million from June 30, 2009. At June 30, 2010, total assets were $3.87 billion, an increase of $24.5 million compared to the first quarter. Total assets increased $1.3 billion from $2.59 billion and $1.3 billion from $2.62 billion at December 31, 2009 and June 30, 2009, respectively, driven principally by the acquisition of FMB.

Total deposits increased $23.5 million compared to the prior quarter. Total deposits increased $1.2 billion, or 61.5%, from December 31, 2009, and $1.1 billion, or 55.0%, from a year ago. Both of these period increases principally related to the acquired deposits of FMB, which totaled $1.2 billion. Total borrowings, including repurchase agreements, decreased $5.9 million on a linked quarter basis and $37.8 million from December 31, 2009. Total borrowings increased $5.7 million to $328.2 million at June 30, 2010 from the same period a year ago. The Company’s equity to assets ratio was 10.90% and 10.49% at June 30, 2010 and 2009, respectively. The Company’s tangible common equity to assets ratio was 7.89% and 6.00% at June 30, 2010 and 2009, respectively.

Management remains focused on maintaining strong levels of liquidity and capital during this challenging environment and believes its sound risk management practices in underwriting and lending will enable the Company to weather successfully this period of economic uncertainty.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Management monitors liquidity levels on a daily basis. Liquid assets include cash, interest-bearing deposits with banks, money market investments, Federal funds sold, loans held for sale, investment securities and loans maturing or repricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through Federal funds lines with several correspondent banks, a line of credit with the FHLB and a corporate line of credit with a large correspondent bank. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

As of June 30, 2010, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, loans held for sale, investment securities and loans that mature within one year totaled $1.6 billion, or 43.9%, of total earning assets. As of June 30, 2010, approximately $1.3 billion, or 44.6%, of total loans are scheduled to mature within one year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	June 30, 2010	% of Total Loans	December 31, 2009	% of Total Loans	June 30, 2009	% of Total Loans
Loans secured by real estate:
Residential 1-4 family	$433,362	15.4%	$349,277	18.6%	$298,053	15.9%
Commercial	866,588	30.7%	596,773	31.8%	555,782	29.7%
Construction, land development and other land loans	508,639	18.0%	307,726	16.4%	385,292	20.6%
Second mortgages	64,127	2.3%	34,942	1.9%	35,726	1.9%
Equity lines of credit	313,621	11.1%	182,449	9.7%	173,430	9.3%
Multifamily	84,648	3.0%	46,581	2.5%	39,327	2.1%
Farm land	27,680	1.0%	26,191	1.4%	39,262	2.1%

Total real estate loans	2,298,665	81.5%	1,543,939	82.4%	1,526,872	81.6%

Commercial Loans	172,658	6.1%	126,157	6.7%	134,765	7.2%

Consumer installment loans
Personal	306,420	10.9%	148,811	7.9%	158,663	8.5%
Credit cards	14,828	0.5%	17,743	0.9%	16,011	0.9%

Total consumer installment loans	321,248	11.4%	166,554	8.9%	174,674	9.3%

All other loans	27,080	1.0%	37,574	2.0%	35,195	1.9%

Gross loans	$2,819,651	100.0%	$1,874,224	100.0%	$1,871,506	100.0%

The mix of the Company’s loan portfolio did not materially change as a result of the FMB acquisition. Equity loans, dealer loans and construction and development loans as a percentage of total loans increased slightly, while the residential 1-4 family percentage decreased slightly. As reflected in the loan table, at June 30, 2010, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers’ focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Approximately $951.2 million, or 33.7%, of the Company’s loan portfolio are amortizing commercial real estate loans. While there continue to be industry concerns over possible softening in the commercial real estate sector, the Company’s portfolio is not highly speculative or concentrated in large credits and has not experienced significant deterioration in the current credit cycle. Approximately 44.8% of the Company’s commercial real estate loans are owner-occupied and typically carry a lower risk of loss. In addition, $508.7 million of the loan portfolio is concentrated in real estate construction loans, including raw land, land development, residential lots, speculative and presold residential construction and commercial construction loans (both owner-occupied and non-owner occupied). Of this amount, $217.1 million, or 42.7%, represents land and lot loans; $122 million, or 24%, represents land development loans; $76.3 million, or 15%, represents speculative and presold residential construction loans and $93.3 million, or 18.3%, is commercial construction. The Company’s real estate lending is conducted within its operating footprint in markets it understands and monitors.

The Company has two interest rate swap loan relationships as a result of the acquisition of FMB. Upon entering into interest rate swaps with borrowers to meet their financing needs, offsetting positions with counterparties were entered into in order to minimize interest rate risk. These back-to-back swaps qualify as financial derivatives with fair values reported in other assets and other liabilities. The Company had financial derivatives with a notional value of $4.3 million and offsetting fair values of $239 thousand recorded in other assets and other liabilities.

Asset Quality

The Company’s loan portfolio has a significant concentration in real estate loans. The composition, risk and performance of the Company’s loan portfolio are reflective of the relatively stable markets in which it operates. During the current credit downturn residential acquisition and development lending and builder/construction lending have been scaled back as housing activity across the Company’s markets declined. While this softening has negatively impacted delinquency and nonperforming asset levels, the collateralized nature of real estate loans serves to better protect the Company from losses.

During the quarter ended June 30, 2010, the Company continued to experience some deterioration in asset quality as the economy remained soft. While economic indicators suggest the recession has technically ended and there are signs of increased economic activity (including Virginia housing markets), the signals are somewhat mixed and there could be additional softening in asset quality in the near-term. The magnitude of any such softening is largely dependent upon any lagging impact on commercial real estate, the recovery of residential housing and the pace at which our local economies recover.

Asset quality remains a primary concern of the Company. Necessary resources continue to be devoted to the ongoing review of the loan portfolio and the workouts of problem assets to minimize any losses to the Company. The Company has in place a special assets loan committee, which includes the Company’s Chief Executive Officer, Chief Credit Officer, and other senior lenders and credit officers that address significant potential problem loans, formulate strategies and develop action plans related to such assets. Management will continue to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential and commercial real estate, and adjust the allowance for loan losses accordingly. Historically, and particularly in the current economic environment, the Company seeks to work with its customers on loan collection matters while taking appropriate actions to improve the Company’s position and minimize any losses. These loans are closely monitored and evaluated for collection with appropriate loss reserves established whenever necessary.

During the first quarter of 2010, the Company acquired the loan portfolio of FMB at a fair value discount of $30.0 million (the discount represents expected credit losses, comparison to market rates and liquidity adjustments). The performing loan portfolio fair value estimate was $960.7 million (net of a fair value discount of $19.9 million), and the impaired loan portfolio fair value estimate was $20.8 million (net of a fair value discount of $10.1 million). During the current quarter, the Company recognized $1.2 million in provision for loan losses related to the acquired FMB performing portfolio.

Loans obtained in connection with the FMB acquisition have been accounted for in accordance with ASC 805, Business Combinations and/or ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) if the loan experienced deterioration of credit quality at the time of acquisition. Both require that acquired loans be recorded at fair value and prohibit the carryover of the related allowance for loan losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans. Because ASC 310-30 loans (i.e., impaired loans) have been recorded at fair value, such loans are not classified as nonaccrual even though some payments may be contractually past due. The carrying amount of such loans was $17.4 million at June 30, 2010, or approximately 0.62% of total loans

At June 30, 2010, nonperforming assets totaled $77.3 million, an increase of $13.9 million compared to March 31, 2010 and an increase of $25.0 million compared to the same period a year ago. The increase compared to the most recent quarter principally related to increases in nonaccrual loans of $10.6 million. These are related to stresses in the residential home builder market largely a result of the broader and extended economic slowdown. The net increase in nonaccrual loans was principally within the land ($4.4 million), commercial real estate ($3.6 million) and residential real estate ($2.6 million) loans. At June 30, 2010, the coverage ratio of the allowance for loan losses to nonperforming loans was 69.42%, compared to 78.80% a year earlier and 88.72% in the most recent quarter.

Nonperforming assets at June 30, 2010 included $48.9 million in nonperforming loans as summarized in the table below. The following table reflects the balances and changes from the most recent quarter (dollars in thousands):

Nonperforming Loans	6/30/2010	3/31/2010	Change
Residential real estate loans (builder lines)	$20,337	$17,737	$2,600
Commercial real estate loans	10,538	6,978	3,560
Land loans	12,115	7,730	4,385
Commercial and industrial	3,289	3,505	(216)
Land development	1,622	1,624	(2)
Other	1,010	762	248

Totals	$48,911	$38,336	$10,575

Foreclosed properties have been adjusted to their fair values at the time of each foreclosure and any losses have been taken as loan charge-offs against the allowance for loan losses. Other real estate owned asset valuations are also evaluated at least quarterly and any necessary write down to fair value is recorded as impairment. No such write downs have been necessary in 2010. Included below in land development is $8.7 million related to a residential community in the Northern Neck region of Virginia, which includes developed residential lots, a golf course and undeveloped land.

Additionally, nonperforming assets also included $28.4 million in other real estate owned as summarized in the table below. The following table reflects the balances and changes from the most recent quarter (dollars in thousands):

Other Real Estate Owned	6/30/2010	3/31/2010	Change
Land development	$11,339	$11,321	$18
Land	5,555	5,149	406
Residential real estate (builder lines)	8,553	6,302	2,251
Commercial real estate	1,927	1,290	637
Land held for development of branch sites	1,020	1,020	—

Totals	$28,394	$25,082	$3,312

For the quarter ended June 30, 2010, net charge-offs were $4.0 million, or 0.57% of loans on an annualized basis, compared to $1.5 million, or 0.21%, for the quarter ended March 31, 2010 and $2.9 million, or 0.63%, in the same quarter last year. Net charge-offs in the current quarter included construction loans of $2.6 million, commercial loans of $446 thousand, home equity loans of $389 thousand, consumer loans of $186 thousand and other loans of $379 thousand. At June 30, 2010, total past due loans were $50.5 million, or 1.79%, of total loans, an increase from 1.49% a year ago, but down from 1.90% at March 31, 2010.

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the quarter ended:

	June 30, 2010	December 31, 2009	June 30, 2009
Nonaccrual loans	$48,911	$22,348	$37,612
Foreclosed properties	27,374	21,489	13,642
Real estate investment	1,020	1,020	1,020

Total nonperforming assets	$77,305	$44,857	$52,274

Balances
Allowance for loan losses	$33,956	$30,484	$29,639
Average loans, net of unearned income	2,671,272	1,873,606	1,870,455
Loans, net of unearned income	2,819,651	1,874,224	1,871,506

Ratios
Allowance for loan losses to loans	1.20%	1.63%	1.58%
Allowance for loan losses to loans, adjusted for acquired loans	1.76%	—	—
Allowance for loan losses to NPAs	43.92%	67.96%	56.70%
Allowance for loan losses to NPLs	69.42%	136.41%	78.80%
Nonperforming assets to loans & other real estate	2.71%	2.36%	2.77%
Net charge-offs to loans	0.57%	1.73%	0.63%

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

The Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency and the FDIC have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a total risk-based capital ratio of 14.09% and a Tier 1 risk-based capital ratio of 12.51% as of June 30, 2010. In addition, each of the Company’s subsidiary banks had risk-based capital ratios exceeding the minimum requirements of “well-capitalized” as established by the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. The Company’s equity to asset ratio was 10.90% at June 30, 2010.

While the subsidiary banks’ risk-based capital levels are considered “well-capitalized” by regulatory definition, a prolonged period of earnings at current levels and dividend payouts could negatively impact capital ratios. The Company has a capital planning and monitoring process in place as it strives to maintain its historical strong capital levels and remain “well-capitalized.”

As noted earlier, on February 1, 2010, the Company completed its acquisition of First Market Bank in an all stock transaction. In connection with the transaction, the Company issued a total of 7,477,273 common shares with an acquisition date fair value of $96.1 million.

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

The Company’s outstanding series of preferred stock resulted from the acquisition of First Market Bank. On February 6, 2009, First Market Bank issued and sold to the U. S. Treasury 33,900 shares of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B and a warrant to purchase up to 1,695 shares of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C. The U. S. Treasury immediately exercised the warrant for the entire 1,695 shares. In connection with the Company’s acquisition, the board of directors established a series of preferred stock with substantially identical preferences, rights and limitations to the First Market Bank preferred stock. Pursuant to the closing of the acquisition, each share of First Market Bank Series B and Series C preferred stock was exchanged for one share of the Company’s Series B preferred stock. The Series B preferred stock of the Company pays cumulative dividends to the U.S. Treasury at a rate of 5.19% per annum for the first five years and thereafter at a rate of 9.0% per annum. The 5.19% dividend rate is a blended rate comprised of the dividend rate of the 33,900 shares of First Market Bank 5% Fixed Rate Non-Cumulative Perpetual Preferred Stock and 1,695 shares of First Market Bank 9% Fixed Rate Non-Cumulative Perpetual Preferred Stock. The Series B preferred stock of the Company is non-voting and each share has a liquidation preference of $1,000. The Company anticipates redemption of this capital issue during the fourth quarter of 2010, subject to regulatory approval.

In connection with its acquisitions of Prosperity Bank and Trust Company and Guaranty Financial Corporation the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

The following table summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	June 30, 2010	December 31, 2009	June 30, 2009
Tier 1 capital	$384,716	$272,348	$268,516
Tier 2 capital	48,603	25,374	25,790
Total risk-based capital	433,319	297,722	294,306
Risk-weighted assets	3,075,841	2,024,824	2,059,366
Capital ratios:
Tier 1 risk-based capital ratio	12.51%	13.45%	13.04%
Total risk-based capital ratio	14.09%	14.70%	14.29%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.24%	10.86%	10.53%
Stockholders’ equity to assets	10.90%	10.90%	10.49%
Tangible common equity to tangible assets	7.89%	8.64%	6.00%

NON-GAAP MEASURES

In reporting the results as of June 30, 2010, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization.

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

A reconciliation of these non-GAAP measures from their respective GAAP basis measures is presented in the following table (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income	$8,726	$953	$10,425	$2,706
Plus: core deposit intangible amortization, net of tax	1,260	313	2,205	625
Plus: trademark intangible amortization, net of tax	65	—	109	—

Cash basis operating earnings	10,051	1,266	12,739	3,331

Average assets	3,844,256	2,613,999	3,643,289	2,590,008
Less: average trademark intangible	1,082	—	935	—
Less: average goodwill	57,566	56,474	57,155	56,474
Less: average core deposit intangibles	31,635	8,887	28,205	9,123

Average tangible assets	3,753,973	2,548,638	3,556,994	2,524,411

Average equity	416,117	275,794	402,994	276,171
Less: average trademark intangible	1,082	—	935	—
Less: average goodwill	57,566	56,474	57,155	56,474
Less: average core deposit intangibles	31,635	8,887	28,205	9,123
Less: average preferred equity	34,260	56,258	28,371	56,204

Average tangible equity	291,574	154,175	288,328	154,370

Weighted average shares outstanding, diluted	25,913,471	13,615,294	24,583,186	13,609,625
Cash basis earnings per share, diluted	$0.39	$0.09	$0.52	$0.24
Cash basis return on average tangible assets	1.07%	0.20%	0.72%	0.27%
Cash basis return on average tangible equity	13.83%	3.29%	8.91%	4.35%

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month rate ramps, with interest rates rising gradually, versus an immediate increase or “shock” in rates, of 100 basis points up to 200 basis points. The ramp down 200 basis points analysis is not meaningful as interest rates are at historic lows and cannot drop another 200 basis points. The model, under all scenarios, does not drop the index below zero. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended June 30, 2010 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+200 basis points	0.41%	656
+100 basis points	0.21%	336
Most likely rate scenario	0.00%	—
-100 basis points	0.32%	511
-200 basis points	-0.19%	(299)

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended June 30, 2010 (dollars in thousands):

	Change In Economic Value of Equity
	%	$
Change in Yield Curve:
+200 basis points	0.69%	3,671
+100 basis points	1.63%	8,663
Most likely rate scenario	0.00%	—
-100 basis points	-6.86%	(36,425)
-200 basis points	-13.37%	(71,012)

The “down 200 basis points” scenario is impacted largely by the low rate environment, where a 200 basis point shock to rates would take most rates on the yield curve to a floor of zero. While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity to rates down.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Union First Market Bankshares Corporation
(Registrant)

Date: August 9, 2010	By:	/S/ G. WILLIAM BEALE
G. William Beale,
Chief Executive Officer

Date: August 9, 2010	By:	/S/ D. ANTHONY PEAY
D. Anthony Peay,
Executive Vice President and Chief Financial Officer