Form 10-Q
period 2010-09-30
UNION FIRST MARKET BANKSHARES CORP
filed 2010-11-09
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares of common stock outstanding as of October 22, 2010 was 25,955,213

UNION FIRST MARKET BANKSHARES CORPORATION

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009	September 30, 2009
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$76,981	$38,725	$36,601
Interest-bearing deposits in other banks	2,329	4,106	31,552
Money market investments	143	127	243
Other interest-bearing deposits	—	2,598	2,598
Federal funds sold	685	355	318

Total cash and cash equivalents	80,138	45,911	71,312

Securities available for sale, at fair value	576,040	400,591	398,870

Loans held for sale	84,381	54,280	42,096

Loans, net of unearned income	2,842,267	1,874,224	1,885,075
Less allowance for loan losses	37,395	30,484	32,930

Net loans	2,804,872	1,843,740	1,852,145

Bank premises and equipment, net	91,054	78,722	79,196
Other real estate owned	26,382	22,509	13,783
Core deposit intangibles, net	28,762	7,690	8,171
Goodwill	57,567	56,474	56,474
Other assets	110,127	77,355	61,237

Total assets	$3,859,323	$2,587,272	$2,583,284

LIABILITIES
Noninterest-bearing demand deposits	$495,779	$294,222	$299,452
Interest-bearing deposits:
NOW accounts	359,986	215,327	199,777
Money market accounts	756,938	446,980	428,729
Savings accounts	153,928	102,852	101,655
Time deposits of $100,000 and over	577,239	407,894	446,777
Other time deposits	730,325	449,089	489,178

Total interest-bearing deposits	2,578,416	1,622,142	1,666,116

Total deposits	3,074,195	1,916,364	1,965,568

Securities sold under agreements to repurchase	69,693	50,550	44,455
Other short-term borrowings	41,200	115,201	15,000
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	154,864	140,000	140,000
Other liabilities	28,465	22,759	17,720

Total liabilities	3,428,727	2,305,184	2,243,053

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, $1,000 liquidation value, shares authorized 500,000; issued and outstanding, 35,595 shares, no shares and 59,000 shares, respectively	35,595	—	58,874
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 25,955,213 shares, 18,419,567 shares, and 18,335,266 shares, respectively	34,460	24,462	24,395
Surplus	184,964	98,136	96,681
Retained earnings	167,718	155,047	155,073
Warrant	—	—	2,808
Discount on preferred stock	(1,240)	—	(2,418)
Accumulated other comprehensive income	9,099	4,443	4,818

Total stockholders’ equity	430,596	282,088	340,231

Total liabilities and stockholders’ equity	$3,859,323	$2,587,272	$2,583,284

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Interest and dividend income:
Interest and fees on loans	$43,571	$28,308	$126,234	$83,680
Interest on Federal funds sold	2	—	17	—
Interest on deposits in other banks	49	9	72	123
Interest and dividends on securities:
Taxable	3,176	2,794	10,218	7,860
Nontaxable	1,642	1,391	4,539	4,180

Total interest and dividend income	48,440	32,502	141,080	95,843

Interest expense:
Interest on deposits	7,956	9,330	23,056	31,222
Interest on Federal funds purchased	5	16	19	16
Interest on short-term borrowings	367	640	1,628	1,983
Interest on long-term borrowings	1,463	1,699	4,001	5,387

Total interest expense	9,791	11,685	28,704	38,608

Net interest income	38,649	20,817	112,376	57,235
Provision for loan losses	5,912	4,517	14,868	12,502

Net interest income after provision for loan losses	32,737	16,300	97,508	44,733

Noninterest income:
Service charges on deposit accounts	2,243	2,115	6,795	6,216
Other service charges, commissions and fees	2,860	1,507	8,311	4,422
Gains on securities transactions, net	38	16	62	30
Gains on sales of loans	5,962	3,761	15,701	12,396
Gains (losses) on sales of other real estate and bank premises, net	332	30	376	(24)
Other operating income	918	482	2,948	1,482

Total noninterest income	12,353	7,911	34,193	24,522

Noninterest expenses:
Salaries and benefits	17,451	10,856	50,269	32,403
Occupancy expenses	2,947	1,780	8,453	5,312
Furniture and equipment expenses	1,691	1,080	4,874	3,451
Other operating expenses	11,895	7,389	42,336	22,217

Total noninterest expenses	33,984	21,105	105,932	63,383

Income before income taxes	11,106	3,106	25,769	5,872
Income tax expense	3,033	301	7,271	361

Net income	$8,073	$2,805	$18,498	$5,511
Dividends paid and accumulated on preferred stock	462	737	1,227	2,212
Accretion of discount on preferred stock	62	125	163	372

Net income available to common shareholders	$7,549	$1,943	$17,108	$2,927

Earnings per common share, basic	$0.29	$0.13	$0.68	$0.21

Earnings per common share, diluted	$0.29	$0.13	$0.68	$0.21

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Warrant	Discount on Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total

Balance - December 31, 2008	$58,874	$18,055	$43,435	$155,140	$2,808	$(2,790)	$(1,724)		$273,798

Comprehensive income:
Net income				5,511				$5,511	5,511
Unrealized holding gains arising during the period (net of tax, $3,533)								6,561
Reclassification adjustment for gains included in net income (net of tax, $11)								(19)

Other comprehensive income (net of tax, $3,522)							6,542	6,542	6,542

Total comprehensive income								$12,053

Issuance of Common stock (4,725,000 shares)		6,284	52,686						58,970
Dividends on Common Stock ($.24 per share)				(3,272)					(3,272)
Tax benefit from exercise of stock awards			4						4
Issuance costs of Preferred Stock			(50)						(50)
Dividends on Preferred Stock				(1,934)					(1,934)
Accretion of discount on Preferred Stock				(372)		372			—
Issuance of Common Stock under Dividend Reinvestment Plan (26,471 shares)		35	322						357
Issuance of Common Stock under Incentive Stock Option Plan (900 shares)		1	8						9
Vesting of Restricted Stock under Stock Incentive Plan (14,313 shares)		20	(20)						—
Stock-based compensation expense			296						296

Balance - September 30, 2009	$58,874	$24,395	$96,681	$155,073	$2,808	$(2,418)	$4,818		$340,231

Balance - December 31, 2009	$—	$24,462	$98,136	$155,047	$—	$—	$4,443		$282,088

Comprehensive income:
Net income				18,498				$18,498	18,498
Change in fair value of interest rate swap								(2,858)
Unrealized holding gains arising during the period (net of tax, $4,068)								7,554
Reclassification adjustment for gains included in net income (net of tax, $22)								(40)

Other comprehensive income (net of tax, $4,046)							4,656	4,656	4,656

Total comprehensive income								$23,154

Issuance of Common stock (7,477,274 shares)		9,945	86,021						95,966
Dividends on Common Stock ($.18 per share)				(4,667)					(4,667)
Tax benefit from exercise of stock awards			3						3
Issuance of Preferred Stock	35,595					(1,403)			34,192
Dividends on Preferred Stock				(997)					(997)
Accretion of discount on Preferred Stock				(163)		163			—
Issuance of Common Stock under Dividend Reinvestment Plan (21,833 shares)		20	252						272
Issuance of Common Stock under Incentive Stock Option Plan (4,541 shares)		7	11						18
Vesting of Restricted Stock under Stock Incentive Plan (21,573 shares)		26	(26)						—
Stock-based compensation expense			567						567

Balance - September 30, 2010	$35,595	$34,460	$184,964	$167,718	$—	$(1,240)	$9,099		$430,596

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Dollars in thousands)

(Unaudited)

	2010	2009
Operating activities:
Net income	$18,498	$5,511
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization of bank premises and equipment	4,846	3,845
Amortization, net	4,885	3,127
Provision for loan losses	14,868	12,502
Increase in loans held for sale, net	(30,101)	(12,672)
Gains on the sale of investment securities	(62)	(30)
(Gains) losses on sales of other real estate owned and premises, net	(376)	24
Stock-based compensation expense	567	296
Decrease (increase) in other assets	1,021	(129)
Increase in other liabilities	3,874	176

Net cash and cash equivalents provided by operating activities	18,020	12,650

Investing activities:
Purchases of securities available for sale	(141,868)	(145,850)
Proceeds from sales of securities available for sale	106,549	4,127
Proceeds from maturities, calls and paydowns of securities available for sale	85,153	61,359
Net increase in loans	(6,427)	(26,219)
Sales (purchases) of bank premises and equipment and OREO, net	6,986	(2,118)
Cash received in bank acquisition	137,460	—

Net cash and cash equivalents provided by (used in) investing activities	187,853	(108,701)

Financing activities:
Net increase in noninterest-bearing deposits	30,440	24,623
Net (decrease) increase in interest-bearing deposits	(80,932)	13,946
Net decrease in short-term borrowings	(114,858)	(63,827)
Net decrease in long-term borrowings	(925)	(10,000)
Cash dividends paid - common stock	(4,667)	(3,272)
Cash dividends paid - preferred stock	(997)	(1,934)
Tax benefit from the exercise of equity-based awards	3	4
Proceeds from the issuance of common stock	290	59,336
Issuance costs of preferred stock	—	(50)

Net cash and cash equivalents (used in) provided by financing activities	(171,646)	18,826

Increase (decrease) in cash and cash equivalents	34,227	(77,225)
Cash and cash equivalents at beginning of the period	45,911	148,537

Cash and cash equivalents at end of the period	$80,138	$71,312

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$28,291	$39,232
Income taxes	8,672	—

Supplemental Schedule of Noncash Activities
Unrealized gains on securities available for sale	$11,569	$10,064
Unrealized loss on cash flow hedge	(2,858)	—
Transfer of loans to other real estate owned, net	11,851	10,165
Common stock issued for acquisition	96,083	—
Preferred stock issued for acquisition	34,192	—

Transactions related to bank acquisitions
Increase in assets and liabilities:
Loans	$981,541	$—
Securities	218,676	—
Other Assets	78,542	—
Noninterest bearing deposits	171,117	—
Interest bearing deposits	1,037,206	—
Borrowings	75,789	—
Other Liabilities	1,832	—

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2010

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

On February 1, 2010, the Company completed its previously announced acquisition of First Market Bank, FSB (“First Market Bank or FMB”) in an all stock transaction. First Market Bank’s common shareholders received 6,273.259 shares of the Company’s common stock in exchange for each share of First Market Bank’s common stock, resulting in the Company issuing 6,701,478 common shares. The Series A preferred shareholder of First Market Bank received 775,795 shares of the Company’s common stock in exchange for all shares of the Series A preferred stock. In connection with the transaction, the Company issued a total of 7,477,273 common shares with an acquisition date fair value of $96.1 million. The Series B and Series C preferred shareholder of First Market Bank received 35,595 shares of the Company’s Series B preferred stock in exchange for all shares of the Series B and Series C preferred stock.

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

Interest income on acquired loans for the third quarter of 2010 was approximately $13.4 million. The outstanding principal balance and the carrying amount of these loans that is included in the consolidated balance sheet at September 30, 2010 is as follows (dollars in thousands):

Outstanding principal balance	$872,343
Carrying amount	$857,061

Loans obtained in the acquisition of First Market Bank for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than 0.43% of the Company’s consolidated assets and, accordingly, are not considered material.

The table that follows presents certain pro forma information as if First Market Bank had been acquired on January 1, 2009 for 2009 and January 1, 2010 for 2010. These results combine the historical results of First Market Bank into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the stated dates. In particular, no adjustments have been made to eliminate the amount of First Market Bank’s provision for credit losses of $4.4 million in 2009 (there was no provision for loan losses during the month of January 2010 for First Market Bank) that would not have been necessary had the acquired loans been recorded at fair value as of the beginning of each year. The disclosure of First Market Bank’s post-acquisition revenue and net income were not practicable due to combining its operations with the Company’s largest affiliate shortly after the acquisition.

Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow (dollars in thousands):

	Pro forma Nine months ended September 30,
	2010	2009

Total revenues	$181,518	$178,978
Net income	$23,821	$9,044

Acquisition-related expenses associated with the acquisition of First Market Bank were $123,000 and $7.8 million for the three and nine month periods ended September 30, 2010, respectively, and are recorded in “Other operating expenses” in the Company’s condensed consolidated statements of income. Acquisition-related expenses were $307,000 and $948,000 for the three and nine months ended September 2009. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, integrating operations, and employee severances, which have been expensed as incurred.

A summary of acquisition-related expenses associated with the First Market Bank acquisition included in the condensed consolidated statements of income is as follows (dollars in thousands). Included in the equipment and net occupancy category is the write-down of select fixed assets of approximately $1.7 million following acquisition.

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Salaries and employee benefits	$—	$1,671
Equipment and net occupancy	—	2,405
Professional services	5	1,652
Other costs of operations	118	2,109

Total	$123	$7,837

Total acquisition costs incurred from the date the Company announced the acquisition of First Market Bank through September 30, 2010 were $9.3 million, approximately $1.5 million below the initial estimate of approximately $10.8 million. No further costs are expected.

During the third quarter of 2010, the Company compared the expected prepayments at acquisition to actual prepayments and anticipated future payments. The slower prepayment speed noted on land loans during this assessment is considered a change in accounting estimate and resulted in a lower effective yield. A cumulative reduction of $994,000 in discount accretion was recorded during the third quarter, of which $319,000 relates to the current quarter, to align year-to-date accretion following an assessment of actual and anticipated future payments.

3.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted ASC 718, Stock Compensation. This statement requires the costs resulting from all share-based payments to employees to be recognized in the financial statements.

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company. The stock incentive plan makes available 525,000 shares which may be awarded to employees of the Company in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986, non-statutory stock options, and nonvested stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is 10 years from the date of grant and generally vests in equal annual installments of 20 percent over a five-year vesting schedule. The Company issues new shares to satisfy share-based awards. As of September 30, 2010, there were 94,268 shares available for issuance under the Company’s 2003 Stock Incentive Plan.

For the three month and nine month periods ended September 30, 2010, the Company recognized stock-based compensation expense of approximately $223,000 and $410,000, net of tax, respectively, and less than $0.01 per common share for both periods ended September 30, 2010.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2010:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2009	216,180	$21.03
Granted	130,000	16.40
Exercised	(4,541)	8.73
Forfeited	(9,854)	19.61

Options outstanding, September 30, 2010	331,786	19.33

Options exercisable, September 30, 2010	188,919	20.78

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
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

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of September 30, 2010 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	315,386	188,919
Weighted average remaining contractual life in years	5.61	3.20
Weighted average exercise price on shares above water	$10.30	$10.13
Aggregate intrinsic value	$98	$96

The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2010 was zero and $18,000, respectively. No options were exercised in the third quarter of 2010. The fair value of stock options vested during the nine months ended September 30, 2010 was approximately $113,000. Cash received from the exercise of stock options for the three and nine months ended September 30, 2010 was zero and $40,000, respectively.

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

The following table summarizes the nonvested stock activity for the nine months ended September 30, 2010:

	Number of Shares of Restricted Stock	Performance Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2009	79,190	330	$20.66
Granted	49,462	15,000	15.03
Released	(21,573)	—	22.99
Forfeited	(5,304)	(330)	15.94

Balance, September 30, 2010	101,775	15,000	15.49

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of September 30, 2010 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the three months remaining of 2010	$57	$152	$209
For year ending December 31, 2011	174	389	563
For year ending December 31, 2012	151	384	535
For year ending December 31, 2013	151	163	314
For year ending December 31, 2014	163	58	221
For year ending December 31, 2015	77	—	77

Total	$773	$1,146	$1,919

4.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	September 30, 2010	September 30, 2009
Beginning balance	$30,484	$25,496
Recoveries credited to allowance	1,736	1,024
Loans charged off	(9,693)	(6,092)
Provision for loan losses	14,868	12,502

Ending balance	$37,395	$32,930

In accordance with current GAAP, the allowance for loan losses of First Market Bank was not carried over to the Company at acquisition date.

5.	EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS uses as the denominator the weighted average number of common shares outstanding during the period, including the effect of potentially dilutive common shares outstanding attributable to stock awards. Dividends on preferred stock and amortization of discount on preferred stock are treated as a reduction of the numerator in calculating basic and diluted EPS. There were approximately 247,206 and 178,203 shares underlying anti-dilutive stock awards as of September 30, 2010 and 2009, respectively. Dividends paid on nonvested stock awards were approximately $10,000 and $8,000 as of September 30, 2010 and 2009.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2010 and 2009 (dollars and shares in thousands, except per share amounts):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended September 30, 2010
Net income	$8,073	25,882	$0.31
Less: dividends paid and accumulated on preferred stock	462	—	0.02
Less: accretion of discount on preferred stock	62	—	—

Basic	$7,549	25,882	$0.29
Add: potentially dilutive common shares - stock awards	—	39	—

Diluted	$7,549	25,920	$0.29

For the Three Months ended September 30, 2009
Net income	2,805	15,124	$0.19
Less: dividends paid and accumulated on preferred stock	737	—	0.05
Less: accretion of discount on preferred stock	125	—	0.01

Basic	$1,943	15,124	$0.13
Add: potentially dilutive common shares - stock awards	—	41	—

Diluted	$1,943	15,165	$0.13

For the Nine Months ended September 30, 2010
Net income	$18,498	24,993	$0.74
Less: dividends paid and accumulated on preferred stock	1,227	—	0.05
Less: accretion of discount on preferred stock	163	—	0.01

Basic	$17,108	24,993	$0.68
Add: potentially dilutive common shares - stock awards	—	43	—

Diluted	$17,108	25,036	$0.68

For the Nine Months ended September 30, 2009
Net income	$5,511	14,093	$0.39
Less: dividends paid and accumulated on preferred stock	2,212	—	0.16
Less: accretion of discount on preferred stock	372	—	0.02

Basic	$2,927	14,093	$0.21
Add: potentially dilutive common shares - stock awards	—	41	—

Diluted	$2,927	14,134	$0.21

6.	TRUST PREFERRED CAPITAL NOTES

During the first quarter of 2006, Union Bankshares Corporation Statutory Trust II (“Statutory Trust II”), a wholly owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity Bank & Trust Company. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate for the period ended September 30, 2010 was 1.69%. The redeemable capital securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the financial statements.

During the first quarter of 2004, Union Bankshares Corporation Statutory Trust I (“Statutory Trust I”), a wholly owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation. A Trust Preferred Capital Note of $22.5 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate for the period ended September 30, 2010 was 3.04%. The redeemable capital securities have been redeemable at par since June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, of which $696,000 is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the financial statements.

7.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank business and a mortgage loan origination business. The community bank business includes three banks, which provide loan, deposit, investment, and other banking services to consumer and commercial customers through 91 branch offices located in Virginia. On October 12, 2010, the Company combined two of its community banks, Northern Neck State Bank and Rappahannock National Bank, into its largest bank affiliate, Union First Market Bank. As a result of this transaction, Union First Market Bank is the Company’s only bank subsidiary. The Company’s largest affiliate, Union First Market Bank, also offers trust services. The mortgage segment provides a variety of mortgage loan products principally in Virginia, Maryland, North Carolina, and South Carolina. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimis risk.

Profit and loss is measured by net income after taxes including realized gains and losses on the Company’s investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process.

Both of the Company’s reportable segments are service based. The mortgage business is a fee-based business while the community banks are driven principally by net interest income. The community banks provide a distribution and referral network through their customers for the mortgage loan origination business. The mortgage segment offers a more limited referral network for the banks, due largely to the number of mortgage branches outside the banks’ operating markets.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three and nine months ended September 30, 2010 and 2009 was as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated
Three Months Ended September 30, 2010
Net interest income	$38,100	$548	$—	$38,648
Provision for loan losses	5,912	—	—	5,912

Net interest income after provision for loan losses	32,188	548	—	32,736
Noninterest income	6,509	5,962	(118)	12,353
Noninterest expenses	28,999	5,103	(118)	33,984

Income before income taxes	9,698	1,407	—	11,105
Income tax expense	2,525	508	—	3,033

Net income	$7,173	$899	$—	$8,072

Total assets	$3,849,574	$91,736	$(81,987)	$3,859,323

Three Months Ended September 30, 2009
Net interest income	$20,467	$350	$—	$20,817
Provision for loan losses	4,517	—	—	4,517

Net interest income after provision for loan losses	15,950	350	—	16,300
Noninterest income	4,234	3,757	(80)	7,911
Noninterest expenses	17,542	3,644	(80)	21,105

Income before income taxes	2,642	463	—	3,106
Income tax expense	133	168	—	301

Net income	$2,509	$295	$—	$2,805

Total assets	$2,578,505	$48,835	$(44,056)	$2,583,284

Nine Months Ended September 30, 2010
Net interest income	$110,844	$1,532	$—	$112,376
Provision for loan losses	14,868	—	—	14,868

Net interest income after provision for loan losses	95,976	1,532	—	97,508
Noninterest income	18,838	15,706	(351)	34,193
Noninterest expenses	92,671	13,612	(351)	105,932

Income before income taxes	22,143	3,626	—	25,769
Income tax expense	5,919	1,352	—	7,271

Net income	$16,224	$2,274	$—	$18,498

Total assets	$3,849,574	$91,736	$(81,987)	$3,859,323

Nine Months Ended September 30, 2009
Net interest income	$56,145	$1,091	—	$57,235
Provision for loan losses	12,502	—	—	12,502

Net interest income after provision for loan losses	43,643	1,091	—	44,733
Noninterest income	12,378	12,385	(241)	24,522
Noninterest expenses	53,156	10,469	(241)	63,383

Income before income taxes	2,865	3,007	—	5,872
Income tax (benefit) expense	(699)	1,060	—	361

Net income	$3,564	$1,947	$—	$5,511

Total assets	$2,578,505	$48,835	$(44,056)	$2,583,284

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs (“ASU 2010-04”). This update makes technical corrections to existing Securities and Exchange Commission guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In May 2010, the FASB issued an Exposure Draft (“ED”) of a proposed ASU of “Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities Financial Instruments” (Topic 825) and “Derivatives and Hedging” (Topic 815) (File Reference No 1810-100). This proposal would require (1) presentation of both amortized cost and fair value on an entity’s statement of financial position for most financial instruments held for collection or payment of contractual cash flows and (2) the inclusion of both amortized cost and fair value information for these instruments in determining net income and comprehensive income. In addition, this proposal would require that financial instruments held for sale or settlement (primarily derivatives and trading financial instruments) be recognized and measured at fair value with all changes in fair value recognized in net income. The FASB is currently working on this amendment to existing accounting standards. Upon completion of the standards, the Company will need to re-evaluate its accounting and disclosures. The FASB is proposing sweeping changes to the classification and measurement of financial instruments, hedging and impairment guidance. This project may have significant impacts for the Company. However, due to ongoing deliberations of the standard-setters, the Company is currently unable to determine the effect of future amendments or proposals at this time.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

In August 2010, the FASB issued an ED of a proposed ASU of “Leases,” Topic 840 (File Reference No. 1850-100). This ED generally proposes that lessees and lessors should apply a right-of-use model in accounting for all leases (including leases of right-of-use assets in a sublease). For leases within the scope of the proposed guidance, this means that: a lessee would recognize an asset representing its right to use the leased (“underlying”) asset for the lease term (the “right-of-use” asset) and a liability to make lease payments; a lessor would recognize an asset representing its right to receive lease payments and, depending on its exposure to risks or benefits associated with the underlying asset, would either: (i) recognize a lease liability while continuing to recognize the underlying asset (a performance obligation approach); or (ii) derecognize the rights in the underlying asset that it transfers to the lessee and continue to recognize a residual asset representing its rights to the underlying asset at the end of the lease term (a derecognition approach). Assets and liabilities recognized by lessees and lessors would be measured on a basis that assumes the longest possible term, uses an expected outcome technique and is updated when facts and circumstances change and significant changes occur in those recorded assets or liabilities. The ED also proposes disclosures based on stated objectives, including disclosures about the amounts recognized in the financial statements arising from leases and the amount, timing and uncertainty of cash flows arising from those contracts. The FASB is currently working on this amendment to existing accounting standards governing financial lease accounting. Upon completion of the standards, the Company will need to re-evaluate its accounting and disclosures. Due to ongoing deliberations of the standard-setters, the Company is currently unable to determine the effect of future amendments or proposals at this time.

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

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 15 years. In connection with the First Market Bank acquisition, accounted for using the acquisition method of accounting, the Company recorded $26.4 million of core deposit intangible, $1.2 million of trademark intangible and $1.1 million in goodwill. None of the goodwill recognized will be deductible for income tax purposes. Changes in goodwill in the Company’s consolidated balance sheet from December 31, 2009 were attributable to the acquisition of First Market Bank. The core deposit intangible on that acquisition is being amortized over an average of 4.3 years using an accelerated method and the trademark intangible is being amortized over three years using the straight-line method.

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2010
Amortizable core deposit intangibles	$46,615	$17,853	$28,762
Unamortizable goodwill	57,909	342	57,567
Trademark intangible	1,200	267	933

December 31, 2009
Amortizable core deposit intangibles	$20,215	$12,525	$7,690
Unamortizable goodwill	56,816	342	56,474

September 30, 2009
Amortizable core deposit intangibles	$20,215	$12,044	$8,171
Unamortizable goodwill	56,816	342	56,474

Amortization expense of the core deposit intangibles for the three and nine month periods ended September 30, 2010 totaled $1.9 million and $5.3 million, respectively, compared to $481,000 and $1.4 million for the comparable periods in 2009. Amortization expense of the trademark intangibles for the three and nine month periods ended September 30, 2010 was $100,000 and $267,000, respectively. The Company had no trademark intangible in 2009. As of September 30, 2010, the estimated remaining amortization expense of core deposit and trademark intangibles for each of the five succeeding fiscal years is as follows (dollars in thousands):

2011	$7,006
2012	5,805
2013	4,234
2014	3,030
2015	2,490
Thereafter	7,130

$29,695

10.	COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At September 30, 2010 and 2009, the Company had outstanding loan commitments approximating $858.8 million and $473.5 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $39.7 million and $26.3 million at September 30, 2010, and 2009, respectively.

At September 30, 2010, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union First Market Bank, a wholly owned subsidiary of Union First Market Bankshares Corporation, had rate lock commitments to originate mortgage loans amounting to $161.5 million and loans held for sale of $84.4 million. Union Mortgage has entered into corresponding commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $246.0 million. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

11.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities as of September 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
September 30, 2010
U.S. government and agency securities	$10,585	$462	$(84)	$10,963
Obligations of states and political subdivisions	165,687	7,318	(540)	172,465
Corporate and other bonds	18,942	408	(489)	18,861
Mortgage-backed securities	336,312	11,540	(204)	347,648
Federal Reserve Bank stock - restricted	6,711	—	—	6,711
Federal Home Loan Bank stock - restricted	19,062	—	—	19,062
Other securities	258	84	(12)	330

Total securities	$557,557	$19,812	$(1,329)	$576,040

December 31, 2009
U.S. government and agency securities	$5,516	$247	$—	$5,763
Obligations of states and political subdivisions	123,573	2,928	(2,375)	124,126
Corporate and other bonds	16,924	225	(1,350)	15,799
Mortgage-backed securities	228,766	7,415	(176)	236,005
Federal Reserve Bank stock - restricted	3,683	—	—	3,683
Federal Home Loan Bank stock - restricted	14,958	—	—	14,958
Other securities	257	14	(14)	257

Total securities	$393,677	$10,829	$(3,915)	$400,591

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
As of September 30, 2010
U.S. government and agency securities	$59	$(84)	$—	$—	$59	$(84)
Obligations of states and political subdivisions	8,410	(95)	17,040	(445)	25,450	(540)
Mortgage-backed securities	25,570	(204)	—	—	25,570	(204)
Corporate bonds and other securities	968	(32)	4,447	(469)	5,415	(501)

Totals	$35,007	$(415)	$21,487	$(914)	$56,494	$(1,329)

As of December 31, 2009
Obligations of states and political subdivisions	$9,597	$(174)	$35,898	$(2,201)	$45,495	$(2,375)
Mortgage-backed securities	23,815	(176)	—	—	23,815	(176)
Corporate bonds and other securities	1,836	(45)	5,118	(1,319)	6,954	(1,364)

	$35,248	$(395)	$41,016	$(3,520)	$76,264	$(3,915)

As of September 30, 2010, there were $21.5 million, or 48 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $914,000 and consisted primarily of municipal obligations. In the second quarter of 2009, the Company adopted other-than-temporary impairment (“OTTI”) guidance, as amended, for debt securities regarding recognition and disclosure. The major change in the guidance was that an impairment is other-than-temporary if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss.

During each quarter the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance and relevant industry research and analysis. Based on the assessment for the current quarter ended September 30, 2010 and in accordance with the revised guidance, no OTTI was recognized.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements at September 30, 2010 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS

Loan derivative	$—	$230,257	$—	$230,257
Securities available for sale	—	550,267	—	550,267

Total	$—	$780,524	$—	$780,524

LIABILITIES

Loan derivative		$230,257		$230,257
Interest Rate Swap (cash flow hedge)	—	2,858,294	—	2,858,294

Total	$—	$3,088,551	$—	$3,088,551

	Fair Value Measurements at December 31, 2009 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale	$—	$381,950	$—	$381,950

Total	$—	$381,950	$—	$381,950

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2010. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than two years old, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At September 30, 2010, the Company’s Level 3 loans consisted of three relationships secured by commercial real estate of $2.0 million with a $417,000 valuation reserve; three relationships secured by residential real estate and lots of $1.6 million with a valuation reserve of $177,000; four relationships secured by inventory, receivables or equipment of $1.0 million with a $576,000 valuation reserve; and one relationship unsecured of $110,000 with a $6,000 valuation reserve.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements at September 30, 2010 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$84,381	$—	$84,381
Impaired loans	—	194,354	3,575	197,929

Total	$—	$278,735	$3,575	$282,310

	Fair Value Measurements at December 31, 2009 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$54,280	$—	$54,280
Impaired Loans	—	111,095	10,707	121,802

Total	$—	$165,375	$10,707	$176,082

The Company’s nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis relate to other real estate owned (“OREO”), goodwill, and intangible assets. In accordance with ASC 360, Property, Plant and Equipment, OREO with a carrying value above fair value is written down to its fair value and results in an impairment charge. The fair value of the real property is generally determined using appraisals or other indicators of value based on recent comparables of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Total valuation expenses related to OREO for the three and nine months ended September 30, 2010 were $43,000 for both periods and for the three and nine months ended September 30, 2009 were zero and $62,000, respectively. No impairment charges have been recorded for goodwill or intangible assets.

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

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2010, the fair value of loan commitments and standby letters of credit were immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of September 30, 2010 are in the following table (dollars in thousands):

	September 30, 2010
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$80,138	$80,138
Securities available for sale	576,040	576,040
Loans held for sale	84,381	84,381
Net loans	2,804,872	2,795,154
Accrued interest receivable	16,376	16,376

Financial liabilities:
Deposits	$3,074,195	$3,090,622
Borrowings	326,067	332,221
Accrued interest payable	2,426	2,426
Cash flow hedge	2,858	2,858

13.	DERIVATIVES

During the second quarter of 2010, the Company entered into one interest rate swap agreement (the “trust swap”) as part of the management of interest rate risk. The Company designated the trust swap as a cash flow hedge intended to protect against the variability of cash flows associated with the aforementioned Statutory Trust II preferred capital securities. The trust swap hedges the interest rate risk, wherein the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 3.51% to the same counterparty calculated on a notional amount of $36.0 million. The term of the trust swap is six years with a fixed rate that starts June 15, 2011. The trust swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. The trust swap is designated as a cash flow hedge, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense. At September 30, 2010, the fair value of the trust swap agreement was an unrealized loss of $2.9 million, the amount the Company would have expected to pay if the contract was terminated. There was no hedge ineffectiveness for this trust swap. The below offsetting asset or liability is recorded as a component of other comprehensive income recorded in the Company’s Condensed Consolidated Statements of Changes in Stockholders’ Equity. Shown below is a summary of the derivative designated as an accounting hedge at September 30, 2010:

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)

Pay fixed - receive floating interest rate swaps	1	$36,000,000	—	$2,858,294	0.29%	3.51%	6.71

Total derivatives used in hedging relationships		$36,000,000	—	$2,858,294	0.29%	3.51%	6.71

The Company continues to have two interest rate swap loan relationships (“loan swaps”) as a result of the acquisition of First Market Bank. Upon entering into loan swaps with borrowers to meet their financing needs, offsetting positions with counterparties were entered into in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values reported in other assets and other liabilities. The Company had loan swaps with a notional value of $4.3 million and offsetting fair values of $230,257 recorded in other assets and other liabilities with no net effect on other operating income. Shown below is a summary regarding loan swap derivative activities at September 30, 2010:

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)

Receive fixed - pay floating interest rate swaps	2	$4,250,227	$230,257	—	6.34%	2.76%	2.25
Pay fixed - receive floating interest rate swaps	2	4,250,227	—	230,257	2.76%	6.34%	2.25

Net interest rate swaps		$8,500,453	$230,257	$230,257	3.59%	3.59%	2.25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have reviewed the accompanying condensed consolidated balance sheets of Union First Market Bankshares Corporation and subsidiaries as of September 30, 2010 and 2009, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 9, 2010

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union First Market Bankshares Corporation and its subsidiaries (collectively the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements thereto, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2009. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, and consumer spending and savings habits. More information is available on the Company’s website, www.ubsh.com and on the Securities and Exchange Commission’s website, www.sec.gov. The Company does not intend or assume any obligation to update or revise any forward-looking statements that may be made from time to time by or on behalf of the Company.

CRITICAL ACCOUNTING POLICIES

General

The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, mergers and acquisitions, and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company adopted Accounting Standards Codification (“ASC”) 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, during the third quarter 2009.

The following is a summary of the Company’s critical accounting policies that are highly dependent on estimates, assumptions, and judgments.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 Contingencies, which requires that losses be accrued when occurrence is probable and can be reasonably estimated, and (ii) ASC 310 Receivables, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance.

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

Mergers and Acquisitions

On February 1, 2010, the Company completed its acquisition of First Market Bank, FSB (“First Market Bank” or “FMB”) in an all stock transaction. First Market Bank’s common shareholders received 6,273.259 shares of the Company’s common stock in exchange for each share of First Market Bank’s common stock, resulting in the Company issuing 6,701,478 common shares. The Series A preferred shareholder of First Market Bank received 775,795 shares of the Company’s common stock in exchange for all shares of the Series A preferred stock. In connection with the transaction the Company issued a total of 7,477,273 common shares with an acquisition date fair value of $96.1 million. The Series B and Series C preferred shareholder of First Market Bank received 35,595 shares of the Company’s Series B preferred stock in exchange for all shares of the Series B and Series C preferred stock.

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

ABOUT UNION FIRST MARKET BANKSHARES CORPORATION

Union First Market Bankshares Corporation is the largest community banking organization based in Virginia, providing full service banking to the Northern, Central, Rappahannock, Tidewater and Northern Neck regions of Virginia through its bank subsidiary, Union First Market Bank (91 locations in the counties of Albemarle, Caroline, Chesterfield, Essex, Fairfax, Fluvanna, Hanover, Henrico, James City, King George, King William, Nelson, Richmond, Spotsylvania, Stafford, Westmoreland, York, and the cities of Richmond, Fredericksburg, Williamsburg, Newport News, Grafton, Charlottesville, Colonial Heights, Roanoke, Washington, Front Royal, Middleburg, Warrenton, and Winchester). Union Investment Services, Inc. provides full brokerage services; Union Mortgage Group, Inc. provides a full line of mortgage products; and Union Insurance Group, LLC offers various lines of insurance products. Union First Market Bank also owns a non-controlling interest in Johnson Mortgage Company, LLC.

On October 12, 2010, the Company combined two of its community banks, Northern Neck State Bank and Rappahannock National Bank, into its largest bank affiliate, Union First Market Bank. As a result of this transaction, Union First Market Bank is the Company’s only bank subsidiary.

Additional information is available on the Company’s website at www.ubsh.com. The information contained on the Company’s website is not a part of this report. Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol UBSH.

RESULTS OF OPERATIONS

Net Income

The Company reported net income of $8.1 million and basic and diluted earnings per share of $0.29 for its third quarter ended September 30, 2010. The results are a year-over-year increase of $5.3 million in net income and $0.16 in basic and diluted earnings per share from the prior year period which ended on September 30, 2009. The increase in net income from last year largely relates to improvements in the net interest margin and the addition of the operations of the former FMB for the period. Third quarter net income available to common shareholders, which deducts dividends and discount accretion on preferred stock from net income, was $7.5 million compared to $1.9 million for the third quarter last year.

Third quarter net income decreased $653,000 from the second quarter ended June 30, 2010. The decrease was largely attributable to an increase in the provision for loan losses in response to continued slowness in economic recovery.

The reported net income of $18.5 million for the nine months ended September 30, 2010, represented an increase of $13.0 million from the same period a year ago. The increase was largely attributable to the addition of FMB and improvement in the net interest margin, partially offset by nonrecurring acquisition costs and provision for loan losses.

NET INTEREST INCOME

On a linked quarter basis, tax-equivalent net interest income decreased $897,000, or 2.2%, to $39.7 million due principally to lower yields on loans and lower accretion from purchased performing loans partially offset by the continued low cost structure of interest-bearing liabilities. The tax-equivalent net interest margin decreased 18 basis points from 4.65% in the prior quarter to 4.47%. The net interest margin decrease was principally attributable to the aforementioned lower accretion from purchased performing loans and lower yields on investment securities partially offset by a continued low cost structure from interest-bearing liabilities. During the third quarter of 2010, the funding mix shifted from higher cost certificates of deposit to lower cost money market accounts and demand deposits. The following table shows average interest-earning assets, interest-bearing liabilities, their related income/expense and change for the periods shown:

	Linked quarter results
	Dollars in thousands
	Three Months Ended
	09/30/10	06/30/10	Change
Average interest-earning assets	$3,523,678	$3,502,398	$21,280
Related interest income	$49,490	$50,351	$(861)
Yield on interest-earning assets	5.57%	5.77%	-20	bps
Average interest-earning liabilities	$2,914,482	$2,917,606	$(3,124)
Related interest expense	$9,791	$9,755	$36
Cost of interest-bearing liabilities	1.33%	1.34%	-1	bps

For the three months ended September 30, 2010, tax-equivalent net interest income increased $18.0 million, or 82.6%, to $39.7 million compared to the same period last year. This improvement was principally attributable to declines in costs of interest-bearing liabilities, as well as increased interest-earning assets related to the acquisition of FMB. The tax-equivalent net interest margin increased 78 basis points from 3.69% in the prior year to 4.47%. Improvements in the cost of funds were principally a result of declining costs on certificates of deposit, fair value adjustments from acquisition accounting and lower costs related to FHLB borrowings. The decrease in interest-earning asset yields were principally related to improvements in loan yields offset by lower yields on investment securities.

The following table shows average interest-earning assets, interest-bearing liabilities, their related income/expense and change for the periods shown:

	Year-over-year results Dollars in thousands Three Months Ended
	09/30/10	09/30/09	Change

Average interest-earning assets	$3,523,678	$2,333,648	$1,190,030
Related interest income	$49,490	$33,427	$16,063
Yield on interest-earning assets	5.57%	5.68%	-11	bps
Average interest-earning liabilities	$2,914,482	$1,957,974	$956,508
Related interest expense	$9,791	$11,685	$(1,894)
Cost of interest-bearing liabilities	1.33%	2.37%	-104	bps

For the nine months ended September 30, 2010, tax-equivalent net interest income increased $55.4 million, or 92.3%, to $115.4 million compared to the same period last year. This improvement was principally attributable to declines in costs of interest-bearing liabilities as well as increased interest-earning assets related to the acquisition of FMB. The tax-equivalent net interest margin increased 115 basis points from 3.41% in the prior year to 4.56%. The improvement in the cost of funds was principally a result of declining costs on certificates of deposit and money market accounts, fair value adjustments from acquisition accounting and lower costs related to FHLB borrowings. The following table shows average interest-earning assets, interest-bearing liabilities, their related income/expense and change for the periods shown:

	Year-to-date results Dollars in thousands Nine Months Ended
	09/30/10	09/30/09	Change

Average interest-earning assets	$3,378,128	$2,355,462	$1,022,666
Related interest income	$144,096	$98,629	$45,467
Yield on interest-earning assets	5.69%	5.60%	9	bps
Average interest-earning liabilities	$2,818,950	$1,994,602	$824,348
Related interest expense	$28,704	$38,608	$(9,904)
Cost of interest-bearing liabilities	1.36%	2.59%	-123	bps

Acquisition Activity

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

The acquired loan and investment security portfolios of FMB were marked-to-market with a fair value discount to market rates. The excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and the investment security fair value discount is recognized on a straight line basis over the estimated lives of the investment securities. The Company also assumed FHLB borrowings, subordinated debt and certificates of deposit. These liabilities were marked-to-market with estimates of fair value on acquisition date. FHLB borrowings and certificates of deposit were purchased at a premium to market rates. Subordinated debt was purchased at a discount to market. The related discount (or premium) to market is recorded as an increase (or decrease) to interest expense over the estimated lives of the liabilities.

The impact of acquisition accounting fair value adjustments on net interest income was $2.8 million and $8.5 million for the three and nine months ended September 30, 2010, respectively. If not for this impact, the net interest margin for the third quarter would have been 4.23%, unchanged from the second quarter and a 54 basis point improvement from the same quarter a year ago. The Company’s ability to maintain the net interest margin at current levels is largely dependent upon future interest rates, loan demand, and deposit competition.

Performing loan and investment security discount accretion is recognized as interest income over the estimated remaining life of the loans and investment securities. During the third quarter of 2010, the Company compared the expected prepayments at acquisition to actual prepayments and anticipated future payments. The slower prepayment speed noted on land loans during this assessment is considered a change in accounting estimate and resulted in a lower effective yield. A cumulative reduction of $994,000 in discount accretion was recorded during the third quarter, of which $319,000 relates to the current quarter, to align year-to-date accretion following an assessment of actual and anticipated future payments. The Company also assumed borrowings (FHLB and subordinated debt) and certificates of deposit. These liabilities were marked-to-market with estimates of fair value on acquisition date. The resulting discount/premium to market will be accreted/amortized as an increase (or decrease) to interest expense over the estimated lives of the liabilities.

The 2010 third quarter, year-to-date and remaining estimated unamortized discount/premium is reflected in the following table (in 000s):

	Loan Accretion	Investment Securities	Borrowings	Certificates of Deposit

Quarter-to-date	$1,077	$139	$217	$725
Year-to-date	4,609	371	925	2,635

For the remaining three months of 2010	1,634	139	(27)	524
For the year ended 2011	5,312	387	(489)	763
For the year ended 2012	3,576	201	(489)	222
For the year ended 2013	2,925	15	(489)	—
For the year ended 2014	1,835	—	(489)	—
Thereafter	—	—	(652)	—

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months September 30,
	2010			2009			2008
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$420,394	$3,176	3.00%	$279,394	$2,794	3.97%	$176,959	$2,220	4.99%
Tax-exempt	151,622	2,527	6.61%	119,597	2,140	7.10%	112,825	2,053	7.24%

Total securities (2)	572,016	5,703	3.96%	398,991	4,934	4.91%	289,784	4,273	5.87%
Loans, net (3) (4)	2,827,451	43,062	6.04%	1,872,906	28,054	5.94%	1,840,979	30,231	6.53%
Loans held for sale	75,261	675	3.56%	48,126	430	3.54%	24,682	379	6.10%
Federal funds sold	12,960	2	0.04%	304	—	0.18%	1,661	5	1.20%
Money market investments	160	—	0.00%	151	—	0.00%	124	—	0.01%
Interest-bearing deposits in other banks	35,830	48	0.53%	10,572	9	0.33%	1,738	8	1.88%
Other interest-bearing deposits	—	—	0.00%	2,598	—	0.00%	2,598	7	1.01%

Total earning assets	3,523,678	49,490	5.57%	2,333,648	33,427	5.68%	2,161,566	34,903	6.42%

Allowance for loan losses	(34,486)			(30,321)			(22,125)
Total non-earning assets	376,057			263,511			251,569

Total assets	$3,865,249			$2,566,838			$2,391,010

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$354,590	196	0.22%	$199,063	83	0.17%	$215,675	341	0.63%
Money market savings	754,238	1,652	0.87%	441,106	1,504	1.35%	272,513	1,701	2.48%
Regular savings	152,219	124	0.32%	101,923	97	0.38%	102,181	143	0.56%
Certificates of deposit: (5)
$100,000 and over	665,980	3,110	1.85%	451,249	3,717	3.27%	419,448	3,895	3.69%
Under $100,000	664,248	2,873	1.72%	489,091	3,930	3.19%	495,901	4,605	3.69%

Total interest-bearing deposits	2,591,275	7,955	1.22%	1,682,432	9,331	2.20%	1,505,718	10,685	2.82%
Other borrowings (6)	323,207	1,836	2.25%	275,542	2,354	3.38%	378,126	3,074	3.23%

Total interest-bearing liabilities	2,914,482	9,791	1.33%	1,957,974	11,685	2.37%	1,883,844	13,759	2.91%

Noninterest-bearing liabilities:
Demand deposits	489,633			302,207			273,696
Other liabilities	32,008			19,787			18,430

Total liabilities	3,436,123			2,279,968			2,175,970
Stockholders’ equity	429,126			286,870			215,040

Total liabilities and stockholders’ equity	$3,865,249			$2,566,838			$2,391,010

Net interest income		$39,699			$21,742			$21,144

Interest rate spread (7)			4.24%			3.31%			3.51%
Interest expense as a percent of average earning assets			1.10%			1.99%			2.53%
Net interest margin (8)			4.47%			3.69%			3.89%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $139 thousand in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2010 is $139 thousand.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $1.7 million in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2010 is $1.6 million.
(5)	Interest expense on certificates of deposits includes $725 thousand in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2010 is $524 thousand.
(6)	Interest expense on borrowings includes $217 thousand in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated expense for 2010 is $27 thousand.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(8)	Core net interest margin excludes purchase accounting adjustment and was 4.23% for the quarter ending 9/30/10.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Nine Months Ended September 30,
	2010			2009			2008
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$402,771	$10,218	3.39%	$252,991	$7,860	4.15%	$177,184	$6,797	5.12%
Tax-exempt	137,019	6,983	6.81%	119,256	6,431	7.21%	109,750	5,943	7.23%

Total securities (2)	539,790	17,201	4.26%	372,247	14,291	5.13%	286,934	12,740	5.93%
Loans, net (3) (4)	2,723,904	124,969	6.13%	1,871,281	82,774	5.91%	1,801,561	90,751	6.73%
Loans held for sale	60,020	1,838	4.09%	46,150	1,441	4.17%	26,398	1,104	5.59%
Federal funds sold	16,132	17	0.14%	305	—	0.19%	1,615	34	2.81%
Money market investments	160	—	0.00%	116	—	0.00%	170	1	0.47%
Interest-bearing deposits in other banks	37,151	71	0.26%	62,765	123	0.26%	1,259	22	2.31%
Other interest-bearing deposits	971	—	0.00%	2,598	—	0.00%	2,598	47	2.41%

Total earning assets	3,378,128	144,096	5.69%	2,355,462	98,629	5.60%	2,120,535	104,699	6.60%

Allowance for loan losses	(33,419)			(28,253)			(20,833)
Total non-earning assets	373,398			254,991			249,887

Total assets	$3,718,107			$2,582,200			$2,349,589

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$339,910	579	0.23%	$200,156	$250	0.17%	$220,627	1,077	0.65%
Money market savings	707,334	4,852	0.92%	428,050	6,630	2.07%	216,255	3,776	2.33%
Regular savings	150,326	440	0.39%	99,291	295	0.40%	102,295	451	0.59%
Certificates of deposit: (5)
$100,000 and over	638,249	8,997	1.88%	465,304	11,730	3.37%	436,229	13,315	4.08%
Under $100,000	642,657	8,188	1.70%	498,448	12,317	3.30%	486,581	14,477	3.97%

Total interest-bearing deposits	2,478,476	23,056	1.24%	1,691,249	31,222	2.47%	1,461,987	33,096	3.02%
Other borrowings (6)	340,474	5,648	2.22%	303,353	7,386	3.26%	380,220	9,888	3.47%

Total interest-bearing liabilities	2,818,950	28,704	1.36%	1,994,602	38,608	2.59%	1,842,207	42,984	3.12%

Noninterest-bearing liabilities:
Demand deposits	459,015			287,246			272,616
Other liabilities	28,341			20,576			19,862

Total liabilities	3,306,306			2,302,424			2,134,685
Stockholders’ equity	411,801			279,776			214,904

Total liabilities and stockholders’ equity	$3,718,107			$2,582,200			$2,349,589

Net interest income		$115,392			$60,021			$61,715

Interest rate spread (7)			4.33%			3.01%			3.48%
Interest expense as a percent of average earning assets			1.13%			2.19%			2.71%
Net interest margin			4.56%			3.41%			3.89%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $371 thousand in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2010 is $139 thousand.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $4.6 million in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2010 is $1.6 million.
(5)	Interest expense on certificates of deposits includes $2.6 million in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2010 is $524 thousand.
(6)	Interest expense on borrowings includes $925 thousand in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated expense for 2010 is $27 thousand.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

Provision for Loan Losses

The provision for loan losses for the third quarter was $5.9 million, an increase of $1.9 million from the second quarter and $1.4 million from the same quarter a year ago. The current levels of the allowance for loan losses reflect specific reserves related to nonperforming loans, changes in risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses. As noted above, in acquisition accounting there was no carryover of FMB’s previously established allowance for loan losses. The increases in the provision for loan losses from the second quarter was principally related to specific reserves on the acquired commercial real estate and residential real estate loan portfolios, which have shown deterioration since acquisition. The allowance for loan losses as a percentage of the total loan portfolio, including net loans purchased at fair value in the FMB acquisition, was 1.32% at September 30, 2010, 1.20% at June 30, 2010 and 1.75% at September 30, 2009. The reduction in the allowance for loan losses as a percentage of loans compared to the prior year is related to the elimination of FMB’s allowance for loan losses. The allowance for loan losses as a percentage of the total loan portfolio, adjusted for acquired loans, was 1.86% at September 30, 2010, an increase from 1.76% at June 30, 2010. This ratio excludes the carrying value of acquired loans but includes any deteriorated loans and related allowance since acquisition.

Noninterest Income

On a linked quarter basis, noninterest income increased $252,000, or 2.1%, to $12.4 million from $12.1 million for the quarter ended June 30, 2010. Gains on the sale of loans in the mortgage segment increased $714,000 and were driven by increased originations at favorable pricing. Increased loan originations were stimulated by refinances driven by a low interest rate environment in addition to contributions from recent branch office additions. Gains on sales of other real estate owned increased by $327,000 and principally related to individual residential real estate lot sales. Offsetting these increases, other operating income decreased $408,000 primarily related to a non-recurring reversal of a property improvement liability that occurred in the second quarter of 2010. Other service charges and account fees decreased $276,000 and were primarily due to a decline in ATM usage and related surcharges, a decline in letter of credit fees driven by slower construction activity, and a decline in brokerage commissions. Service charges on deposit accounts decreased $138,000 and principally related to lower overdraft and returned check and checking account fee income. Excluding the mortgage segment operations, investment securities and real estate sales gains, noninterest income declined $815,000, or 11.7%.

For the three months ended September 30, 2010, noninterest income increased $4.5 million, or 56.1%, to $12.4 million from $7.9 million in the same period in 2009 and reflects the FMB acquisition. Gains on sales of loans in the mortgage segment increased $2.2 million, or 58.5%. Gains on the sale of loans were driven by the increased originations, adjustments to loan fee and pricing policies, and the contribution of newer branches originating loans at favorable margins. Other service charges and fees increased $1.4 million, primarily due to debit card income, ATM income, and brokerage commissions. Other operating income increased $436,000 primarily related to trust revenue and bank owned life insurance investment income. Gains on sales of other real estate owned increased $302,000 and principally related to individual residential real estate lot sales. Account service charges increased $128,000, related to commercial and savings accounts fee income partially offset by lower overdraft and returned check income.

For the nine months ended September 30, 2010, noninterest income increased $9.7 million, or 39.4%, to $34.2 million from $24.5 million in the same period in 2009, and reflects the FMB acquisition for eight months since the acquisition date. Other service charges and fees increased $3.9 million, primarily related to debit card income, ATM income, and brokerage commissions and letter of credit fees. Mortgage originations increased $53.6 million from $518.4 million to $572.0 million, or 10.3%, over the same period last year, as gains on the sale of loans increased $3.3 million, or 26.7%. Gains on the sale of loans were driven by increased originations in addition to the contribution of newer branches originating loans at favorable margins, adjustments to loan fee and pricing policies and volume related revenue incentives. Other operating income increased $1.5 million and primarily related to revenue from the former FMB trust operations, bank owned life insurance investment income, and other income. Account service charges increased $579,000 and related to overdraft and returned check charges and fees on commercial and savings accounts. Gains on sales of other real estate owned increased $400,000 and principally related to individual residential real estate lot sales.

Noninterest Expense

On a linked quarter basis, noninterest expense decreased $1.2 million, or 3.3%, to $34.0 million from $35.2 million for second quarter of 2010. Other operating expenses decreased $1.2 million, or 9.1%, primarily related to decreased marketing and advertising costs of $812,000 in television and print brand awareness campaigns for Union First Market Bank that occurred in the second quarter. Additionally, the Company experienced decreased costs in maintaining the Company’s portfolio of other real estate owned of $159,000, and lower Federal Deposit Insurance Corporation (“FDIC”) insurance and data processing fees of $127,000, and $116,000, respectively. These decreases were partially offset by higher professional fees of $109,000 related to continuing problem loan work outs and foreclosure activity. Other non-recurring costs during the quarter were related to the consolidation of bank affiliates of $259,000 and costs associated with the acquisition of FMB. Excluding mortgage segment operations, acquisition related expenses and gains from investment securities and real estate sales, noninterest expense decreased approximately $1.2 million, or 4.0%, from the second quarter. Remaining costs of the consolidation of bank affiliates, expected to be incurred during the fourth quarter, are approximately $500,000.

For the three months ended September 30, 2010, noninterest expense increased $12.9 million, or 61.0%, to $34.0 million from $21.1 million compared to the third quarter of 2009 and reflects the FMB acquisition. Salaries and benefits increased $6.6 million and were primarily due to increased salaries expense of $4.8 million related to additional personnel as result of the acquisition and higher group insurance costs of $468,000 from increased current year premiums and additional personnel. Also contributing to the increase was higher profit sharing expense of $807,000 due to improved profitability. Commissions in the mortgage segment increased $833,000, or 42.3%, as a result of increased originations.

Other operating expenses increased $4.5 million. Included in other operating expenses were higher amortization on acquired intangible assets of $1.6 million, higher internet and communication expenses of $854,000 and higher data processing fees of $401,000 related to increased loans and deposits from the FMB acquisition. Other increased costs included higher legal and professional fees increases of $401,000 due to continuing problem loan work outs and foreclosure activity, increased FDIC insurance premiums of $233,000 and other costs associated with ATMs of $244,000. Occupancy expenses increased $1.2 million primarily related to additional rental expense and operations of acquired branches. Furniture and equipment expense increased $611,000 due to higher depreciation and amortization expense related to acquired fixed assets and equipment service contracts.

For the nine months ended September 30, 2010, noninterest expense increased $42.5 million, or 67.1%, to $105.9 million from $63.4 million for the nine months ended September 30, 2009 and reflects the FMB acquisition for the eight months since acquisition date. Other operating expenses increased $20.1 million. This increase included acquisition costs of $7.8 million and increases in amortization of acquired intangible assets of $4.2 million, higher marketing and advertising expenses of $1.9 million related to television and print brand awareness campaigns for Union First Market Bank and higher communications expenses of $2.1 million. Data processing fees also increased $1.6 million and principally related to acquired loans and deposits. Additional other increases of $1.1 million related to ATM, bank card and overdraft losses. Professional fees increased $899,000 primarily related to higher legal fees for continuing problem loan work outs and foreclosure activity. In addition, loan expenses increased $792,000 due to maintenance of the Company’s portfolio of other real estate owned and collection efforts on problem loans.

Salaries and benefits expense increased $17.9 million primarily due to higher salaries expense of $12.0 million related principally to additional personnel from the FMB acquisition, higher profit sharing expense of $2.4 million due to improved profitability, higher group insurance costs of $1.4 million due to higher current year premiums and additional personnel as well as higher incentive compensation costs of $712,000. Commissions in the mortgage segment increased $1.5 million, or 25.4%, as a result of increased originations. Occupancy costs increased $3.1 million and primarily related to additional rental expense and operations of acquired branches. Furniture and equipment expense increased $1.4 million due to higher depreciation and amortization expense related to acquired fixed assets and equipment service contracts.

During the third quarter of 2010, the Company incurred the remaining costs related to the acquisition of FMB and no additional costs are expected going forward. Costs included legal and accounting fees, lease and contract termination expenses, system conversion, integrating operations, and employee severances, which were expensed as incurred. For the third quarter, costs associated with the acquisition of FMB were $123,000 and for the nine months ending on September 30, 2010 the costs were $7.8 million. Acquisition-related costs were $307,000 and $948,000 for the three and nine months ended September 2009. The costs are reported as a component of “Other operating expenses” within the Company’s “Condensed Consolidated Statements of Income.” Total acquisition costs incurred from the date the Company announced the acquisition of FMB through September 30, 2010 were $9.3 million, approximately $1.5 million below the initial estimate of approximately $10.8 million.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of September 30, 2010. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rate for the three and nine months ended September 30, 2010 was 27.3% and 28.2% respectively, compared to 9.7% and 6.1%, respectively, for the same periods in 2009. The reduction in the effective tax rate in the prior year was principally related to lower income before tax with a similar amount of nontaxable municipal bond interest income in each period (i.e., nontaxable income represented a greater portion of total income).

SEGMENT INFORMATION

Community Banking Segment

On a linked quarter basis, net interest income after provision for loan losses, decreased $2.8 million, or 8.1%, to $32.2 million compared to the most recent quarter, due principally to lower accretion from purchased performing loans and the continued low cost structure of interest-bearing liabilities. The net interest margin decrease was principally attributable to the aforementioned lower accretion from purchased performing loans, lower yields on investment securities and a continued low cost structure from interest-bearing liabilities. During the third quarter, the funding mix shifted from higher cost certificates of deposit to lower cost money market accounts and demand deposits.

Noninterest income decreased $455,000, or 6.5%, from $7.0 million to $6.5 million at September 30, 2010. Gains on sales of other real estate owned increased by $327,000 and principally related to individual residential real estate lot sales. Offsetting these increases, other operating income decreased $407,000 primarily related to a non-recurring reversal of a property improvement liability that occurred in the second quarter. Other service charges and account fees decreased $276,000 and were primarily due to a decline in ATM usage and related surcharges, a decline in letter of credit fees driven by slower construction activity, and a decline in brokerage commissions. Service charges on deposit accounts decreased $138,000 and principally related to lower overdraft and returned check and checking account fee income.

Noninterest expense decreased $1.7 million, or 5.4%, from $30.7 million to $29.0 million at September 30, 2010. Other operating expenses decreased $1.2 million, or 9.5%, primarily related to decreased marketing and advertising costs of $812,000 in television and print brand awareness campaigns for Union First Market Bank that occurred in the second quarter. Additionally, the Company experienced decreased costs in maintaining the Company’s portfolio of other real estate owned of $182,000, and lower FDIC insurance and data processing fees of $144,000, and $115,000, respectively. These decreases were partially offset by higher professional fees of $117,000 related to continuing problem loan work outs and foreclosure activity. Other non-recurring costs during the quarter were related to the consolidation of bank affiliates of $259,000 and costs associated with the acquisition of FMB.

For the three months ended September 30, 2010, net interest income after provision for loan losses for the community bank segment increased $16.2 million, or 101.8%, from $16.0 million to $32.2 million compared to third quarter of 2009. This improvement was principally attributable to declines in costs of interest-bearing liabilities, as well as increased interest-earning assets related to the acquisition of FMB. Improvements in the cost of funds were principally a result of declining costs on certificates of deposit, fair value adjustments from acquisition accounting and lower costs related to FHLB borrowings. The decrease in interest-earning asset yields was principally related to improvements in loan yields offset by lower yields on investment securities.

Noninterest income increased $2.3 million, or 53.7%, to $6.5 million from $4.2 million compared to the third quarter of 2009 and reflects the FMB acquisition. Other service charges and fees increased $1.4 million, primarily due to increases in debit card income, ATM income, and brokerage commissions. Other operating income increased $476,000 principally related to increases in trust revenue and bank owned life insurance investment income. Gains on sales of other real estate owned increased $302,000 and principally related to individual residential real estate lot sales. Account service charges increased $128,000 related to commercial and savings accounts fee income partially offset by lower overdraft and returned check income.

Noninterest expense increased $11.4 million, or 65.3%, to $29.0 million from $17.5 million compared to the third quarter of 2009 and reflects the FMB acquisition. Salaries and benefits increased $5.4 million and were primarily due to increased salaries expense of $3.7 million related to additional personnel as result of the acquisition and higher group insurance costs of $416,000 from increased current year premiums and additional personnel. Also contributing to the increase was higher profit sharing expense of $759,000 due to improved profitability.

Other operating expenses increased $4.4 million. Included in other operating expenses was higher amortization on acquired intangible assets of $1.6 million, communication expenses of $789,000 and higher data processing fees of $401,000 related to increased loans and deposits from the FMB acquisition. Other increased costs included higher legal and professional fees increases of $381,000 due to continuing problem loan work outs and foreclosure activity, increased FDIC insurance premiums of $218,000 and other costs primarily associated with ATM expenses of $244,000. Occupancy expenses increased $1.1 million primarily related to additional rental expense and operations of acquired branches. Furniture and equipment expense increased $582,000 due to higher depreciation and amortization expense related to acquired fixed assets and equipment service contracts.

For the nine months ended September 30, 2010, net interest income after provision for loan losses increased $52.3 million, or 119.9%, to $96.0 million compared to the same period last year. This improvement was principally attributable to declines in costs of interest-bearing liabilities as well as increased interest-earning assets related to the acquisition of FMB. The improvement in the cost of funds was principally a result of declining costs on certificates of deposit and money market accounts, fair value adjustments from acquisition accounting and lower costs related to FHLB borrowings

Noninterest income increased $6.5 million, or 52.2%, to $18.9 million from $12.4 million for the nine months ended September 30, 2009 and reflects the FMB acquisition for eight months since the acquisition date. Other service charges and fees increased $3.9 million, primarily related to increases in debit card income, ATM income, brokerage commissions and letter of credit fees. Other operating income increased $1.6 million and primarily related to revenue from the former FMB trust operations, bank owned life insurance investment income and other income. Account service charges increased $579,000 and related to overdraft and returned check charges and fees on commercial and savings accounts. Gains on sales of other real estate owned increased $400,000 and principally related to individual residential real estate lot sales.

Noninterest expense increased $39.5 million, or 74.3%, to $92.7 million from $53.2 million for the nine months ended September 30, 2009 and reflects the FMB acquisition for the eight months since acquisition date. Other operating expenses increased $19.7 million. This increase included acquisition costs of $7.8 million and increases in amortization of acquired intangible assets of $4.2 million, higher marketing and advertising expenses of $1.8 million related to television and print brand awareness campaigns for Union First Market Bank and higher communications expenses of $1.9 million. Data processing fees also increased $1.6 million and principally related to acquired loans and deposits. Additional other increases of

$1.1 million related to increases in ATM, bank card, and overdraft losses. Professional fees increased $799,000 primarily related to higher legal fees for continuing problem loan work outs and foreclosure activity. In addition, loan expenses increased $670,000 due to maintenance of the Company’s portfolio of other real estate owned and collection efforts on problem loans.

Salaries and benefits expense increased $15.5 million primarily due to higher salaries expense of $10.0 million related principally to additional personnel from the FMB acquisition, higher profit sharing expense of $2.3 million due to improved profitability, higher group insurance costs of $1.3 million due to higher current year premiums and additional personnel as well as higher incentive compensation costs of $693,000. Occupancy costs increased $3.0 million and primarily related to additional rental expense and operations of acquired branches. Furniture and equipment expense increased $1.3 million due to higher depreciation and amortization expense related to acquired fixed assets and equipment service contracts.

Mortgage Segment

On a linked quarter basis, the mortgage segment net income for the third quarter increased $103,000, or 12.9%, to $899,000 from $796,000 in the second quarter of 2010. Originations increased $16.9 million from $203.3 million to $220.4 million, or 8.3%, from the second quarter. Gains on sales of loans increased $707,000, or 13.5%, driven by increased originations. Increased loan originations were stimulated by refinances driven by a low interest rate environment. Refinanced loans represented 50.0% of originations during the third quarter and 38.0% year to date. Salary and benefit expenses increased $509,000 primarily related to volume driven commission expenses and staffing additions required to handle increased production.

For the three months ended September 30, 2010, the mortgage segment net income increased $603,000 to $899,000, from $295,000 for the same quarter in 2009. Originations increased $76.1 million from $144.3 million to $220.4 million, or 52.7%, during the same period last year. Gains on the sale of loans increased $2.2 million, or 58.8%, driven by the increased originations, adjustments to loan fee and pricing policies and the contribution of newer branches originating loans at favorable margins. Noninterest expenses increased $1.5 million. Of this amount, salaries and benefits increased $1.2 million primarily related to increased commissions associated with the growth of loan originations and expenses connected to the addition of branch office and corporate support personnel. Other operating expenses increased $149,000 principally due to increased loan costs related to higher origination volume, investments in technology and management fees.

For the nine months ended September 30, 2010, the mortgage segment net income increased $327,000, or 16.8%, to $2.3 million from $1.9 million in the same period of 2009. Originations increased $53.6 million from $518.4 million to $572.0 million, or 10.3%, compared to the same period last year, as gains on the sale of loans increased $3.3 million, or 26.8%. Gains on the sale of loans were driven by increased originations in addition to the contribution of newer branches originating loans at favorable margins, adjustments to loan fee and pricing policies and volume related revenue incentives. Noninterest expenses increased $3.1 million. Of this amount, salaries and benefits increased $2.4 million primarily related to increased commissions generated by loan originations as well as costs associated with additional branch office and corporate support personnel required to support production growth. Other operating expenses increased $541,000 principally due to origination related increased underwriting costs and loan expenses in addition to higher operating expenses for communications and office supplies associated with additional branch offices.

BALANCE SHEET

At September 30, 2010, total cash and cash equivalents were $80.1 million, a decrease of $55.6 million from June 30, 2010, and an increase of $34.2 million and $8.8 million from December 31, 2009 and September 30, 2009, respectively. At September 30, 2010, net loans were $2.8 billion, an increase of $19.1 million from the prior quarter. Net loans increased $961.1 million, or 52.1%, from December 31, 2009, and increased $952.7 million, or 51.4%, compared to September 30, 2009. Both of these period increases were principally the result of the acquired loan portfolio of FMB, which totaled $981.5 million at acquisition. The Company’s mortgage segment increased loans held for sale by $9.7 million from the prior quarter, by $30.1 million from December 31, 2009 and by $42.3 million from September 30, 2009 as mortgage production remained strong. At September 30, 2010, total assets were $3.86 billion, a decrease of $14.9 million compared to the second quarter. Total assets increased $1.3 billion from $2.6 billion at both December 31, 2009 and September 30, 2009, respectively, driven principally by the acquisition of FMB.

Total deposits decreased $21.3 million compared to the most recent quarter, driven by lower demand deposits. Total deposits increased $1.2 billion, or 60.4%, from December 31, 2009, and $1.1 billion, or 56.4%, from September 30, 2010. Both of these period increases principally related to the acquired deposits of FMB, which totaled $1.2 billion. Total borrowings, including repurchase agreements, decreased $2.2 million on a linked quarter basis and $40.0 million from December 31, 2009. Total borrowings increased $66.3 million to $326.1 million at September 30, 2010 from the same period a year ago. The Company’s equity to assets ratio was 11.16% and 13.17% at September 30, 2010 and 2009, respectively. The Company’s tangible common equity to assets ratio was 8.19% and 8.70% at September 30, 2010 and 2009, respectively.

Management remains focused on maintaining strong levels of liquidity and capital during this challenging environment and believes its sound risk management practices in underwriting and lending will enable the Company to weather successfully this period of economic uncertainty.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Management monitors liquidity levels on a daily basis. Liquid assets include cash, interest-bearing deposits with banks, money market investments, Federal funds sold, loans held for sale, investment securities and loans maturing or repricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through Federal funds lines with several correspondent banks, a line of credit with the FHLB, and a corporate line of credit with a large correspondent bank. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

As of September 30, 2010, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, loans held for sale, investment securities and loans that mature within one year totaled $1.5 billion, or 43.9%, of total earning assets. As of September 30, 2010, approximately $1.3 billion, or 47.1%, of total loans are scheduled to mature within one year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	September 30, 2010	% of Total Loans	December 31, 2009	% of Total Loans	September 30, 2009	% of Total Loans
Loans secured by real estate:
Residential 1-4 family	$435,737	15.3%	$349,277	18.6%	$319,409	16.9%
Commercial	890,255	31.4%	596,773	31.8%	632,619	33.5%
Construction, land development and other land loans	514,831	18.2%	307,726	16.4%	334,793	17.8%
Second mortgages	66,316	2.3%	34,942	1.9%	35,769	1.9%
Equity lines of credit	306,955	10.8%	182,449	9.7%	178,395	9.5%
Multifamily	86,438	3.0%	46,581	2.5%	—	0.0%
Farm land	28,492	1.0%	26,191	1.4%	43,409	2.3%

Total real estate loans	2,329,024	82.0%	1,543,939	82.4%	1,544,394	81.9%

Commercial Loans	177,212	6.2%	126,157	6.7%	132,858	7.0%

Consumer installment loans
Personal	294,873	10.4%	148,811	7.9%	155,837	8.3%
Credit cards	15,190	0.5%	17,743	0.9%	16,517	0.9%

Total consumer installment loans	310,063	10.9%	166,554	8.9%	172,354	9.2%

All other loans	25,968	0.9%	37,574	2.0%	35,469	1.9%

Gross loans	$2,842,267	100.0%	$1,874,224	100.0%	$1,885,075	100.0%

The mix of the Company’s loan portfolio did not materially change as a result of the FMB acquisition. Equity loans, dealer loans and construction and development loans as a percentage of total loans increased slightly, while the residential 1-4 family percentage decreased slightly. As reflected in the loan table, at September 30, 2010, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers’ focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Approximately $976.7 million, or 34.4%, of the Company’s loan portfolio are amortizing commercial real estate loans (a combination of commercial and multifamily loans in the above table). While there continue to be industry concerns over possible softening in the commercial real estate sector, the Company’s portfolio is not highly speculative or concentrated in large credits and has not experienced significant deterioration in the current credit cycle. Approximately 44.0% of the Company’s commercial real estate loans are owner-occupied and typically carry a lower risk of loss. In addition, $514.8 million of the loan portfolio is concentrated in real estate construction loans, including raw land, land development, residential lots, speculative and presold residential construction and commercial construction loans (both owner-occupied and non-owner occupied). Of this amount, $215.3 million, or 41.8%, represents land and lot loans; $123.5 million, or 24%, represents land development loans; $86.7 million, or 16.8%, represents speculative and presold residential construction loans and $89.4 million, or 17.4%, is commercial construction. The Company’s real estate lending is conducted within its operating footprint in markets it understands and monitors.

Asset Quality

Overview

Asset quality remains a primary focus of the Company. During the third quarter, the Company continued to experience some deterioration in asset quality as the economy remained soft. While economic indicators suggest the recession has technically ended and there are signs of increased economic activity (including Virginia housing markets), the signals are somewhat mixed and there could be additional softening in asset quality in the near term. The magnitude of any such softening is largely dependent upon any lagging impact on commercial real estate, the recovery of residential housing, and the pace at which the local economies recover.

Necessary resources continue to be devoted to the ongoing review of the loan portfolio and the workouts of problem assets to minimize any losses to the Company. The Company has in place a special assets loan committee, which includes the Company’s Chief Executive Officer, Chief Credit Officer, and other senior lenders and credit officers who address significant potential problem loans, formulate strategies, and develop action plans related to such assets. Management will continue to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential and commercial real estate, and adjust the allowance for loan losses accordingly. Historically, and particularly in the current economic environment, the Company seeks to work with its customers on loan collection matters while taking appropriate actions to improve the Company’s position and minimize any losses. These loans are closely monitored and evaluated for collection with appropriate loss reserves established whenever necessary.

Portfolio Concentration

The Company’s loan portfolio has a significant concentration in real estate loans. The composition, risk and performance of the Company’s loan portfolio are reflective of the relatively stable markets in which it operates. During the economic downturn, both residential acquisition and development lending and builder/construction lending were scaled back as housing activity across the Company’s markets declined. While this softening has negatively impacted delinquency and nonperforming asset levels, the collateralized nature of real estate loans serves to better protect the Company from losses.

Acquisition

During the first quarter of 2010, the Company acquired the loan portfolio of FMB at a fair value discount of $30.0 million (the discount represents expected credit losses, comparison to market rates and liquidity adjustments). The performing loan portfolio fair value estimate was $960.7 million, and the impaired loan portfolio fair value estimate was $20.8 million. During the third quarter and year-to-date, the Company recognized $4.0 million and $5.6 million, respectively in provision for loan losses related to the acquired portfolio, offsetting a portion of the accretion on the acquired performing loan portfolio.

Loans obtained in connection with the FMB acquisition have been accounted for in accordance with ASC 805, Business Combinations and/or ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) if the loan experienced deterioration of credit quality at the time of acquisition. Both require that acquired loans be recorded at fair value and prohibit the carryover of the related allowance for loan losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans. Because ASC 310-30 loans (i.e., impaired loans) have been recorded at fair value, such loans were not classified as nonaccrual even though some payments may be or may have been contractually past due. The carrying amount of purchased impaired loans was $16.5 million at September 30, 2010, or approximately 0.58% of total loans.

Nonperforming Assets (NPAs)

At September 30, 2010, nonperforming assets totaled $78.0 million, a slight increase of $700,000 compared to the second quarter and an increase of $34.6 million compared to the same period a year ago. The increase in NPAs continues to be related to stresses in the residential home builder market, which is largely a result of the broader and extended economic slowdown. Given the outlook for a prolonged economic recovery, these levels of nonperforming assets are likely to remain unchanged in the near term. The increase compared to the second quarter principally related to increases in nonaccrual loans of $2.7 million partially offset by lower other real estate owned (“OREO”) of $2.0 million. The net increase in nonaccrual loans are principally within the commercial real estate loan and residential loan portfolios. At September 30, 2010, the coverage ratio of the allowance for loan losses to nonperforming loans was 72.4%, a decline from 111.1% a year earlier and up from 69.4% in the second quarter.

Nonperforming Loans (NPLs)

Nonperforming assets at September 30, 2010 included $51.6 million in NPLs as summarized in the table below. The following table reflects the balances and changes from the most recent quarter (dollars in thousands):

Nonperforming Loans	9/30/2010	6/30/2010	Change

Residential real estate loans (builder lines)	$22,471	$20,337	$2,134
Commercial real estate loans	11,842	10,538	1,304
Land loans	11,640	12,115	(475)
Commercial and industrial	3,157	3,289	(132)
Land development	1,615	1,622	(7)
Other	905	1,010	(105)

Totals	$51,630	$48,911	$2,719

Other Real Estate Owned (OREO)

Nonperforming assets also included $26.4 million in OREO. Included in land development is $8.7 million related to a residential community in the Northern Neck region of Virginia, which includes developed residential lots, a golf course and undeveloped land. Foreclosed properties were adjusted to their fair values at the time of each foreclosure and any losses were taken as loan charge-offs against the allowance for loan losses at that time. OREO asset valuations are also evaluated at least quarterly and any necessary write down to fair value is recorded as impairment; $43,000 was recorded for the three and nine months ended September 30, 2010. During the third quarter, the Company reduced OREO by $2.0 million, selling approximately $4.0 million at a net gain of $332,000 while adding $2.0 million. The sales principally related to a partially completed land development project and residential real estate properties on a lot by lot basis. The Company expects this type of activity to continue until the market for these properties and the economy as a whole improve. The Company also believes that its foreclosure practices are sound.

Additionally, nonperforming assets also included $26.4 million in OREO as summarized in the table below. The following table reflects the balances and changes from the most recent quarter (dollars in thousands):

Other Real Estate Owned	9/30/2010	6/30/2010	Change

Land development	$11,232	$11,339	$(106)
Land	3,800	5,555	(1,755)
Residential real estate (builder lines)	8,682	8,553	129
Commercial real estate	1,648	1,927	(280)
Land held for development of branch sites	1,020	1,020	0

Totals	$26,382	$28,394	$(2,012)

Charge-offs

For the third quarter of 2010, net charge-offs were $2.5 million, or 0.35%, of loans on an annualized basis, compared to $4.0 million, or 0.57%, for the second quarter and $1.2 million, or 0.26%, in the same quarter last year. Net charge-offs in the third quarter included real estate loans of $1.5 million, consumer loans of $715,000 and commercial loans of $310,000. At September 30, 2010, total past due loans were $56.6 million, or 1.99%, of total loans, an increase from 1.53% a year ago, and from 1.79% at June 30, 2010.

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the quarter ended:

	September 30,	December 31,	September 30,
	2010	2009	2009
Nonaccrual loans	$51,630	$22,348	$29,653
Foreclosed properties	25,362	21,489	12,674
Real estate investment	1,020	1,020	1,109

Total nonperforming assets	$78,012	$44,857	$43,436

Balances
Allowance for loan losses	$37,395	$30,484	$32,930
Average loans, net of unearned income	2,827,451	1,880,505	1,872,906
Loans, net of unearned income	2,842,267	1,874,224	1,885,075

Ratios
Allowance for loan losses to loans	1.32%	1.63%	1.75%
Allowance for loan losses to loans, adjusted for acquired loans	1.86%	—	—
Allowance for loan losses to NPAs	47.93%	67.96%	75.81%
Allowance for loan losses to NPLs	72.43%	136.41%	111.05%
Nonperforming assets to loans & other real estate	2.72%	2.36%	2.29%
Net charge-offs to loans	0.35%	1.73%	0.26%

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

The Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency, and the FDIC have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a total risk-based capital ratio of 14.44% and a Tier 1 risk-based capital ratio of 12.75% as of September 30, 2010. In addition, each of the Company’s subsidiary banks had risk-based capital ratios exceeding the minimum requirements of “well-capitalized” as established by the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. The Company’s equity to asset ratio was 11.16% at September 30, 2010.

While the subsidiary banks’ risk-based capital levels were considered “well-capitalized” by regulatory definition at September 30, 2010, a prolonged period of earnings at current levels and dividend payouts could negatively impact capital ratios. The Company has a capital planning and monitoring process in place as it strives to maintain its historical strong capital levels and remain “well-capitalized.”

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

In December 2008, the Company issued to the U. S. Treasury 59,000 shares of the Company’s Series A Preferred Stock having a liquidation preference of $1,000 per share, for a total price of $59 million. The issuance was made pursuant to the U.S. Treasury’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program. The Series A Preferred Stock paid a cumulative dividend at a rate of 5% per year during the first five years and thereafter at 9% per year. The transaction closed on December 19, 2008. At the time of issuance, the U. S. Treasury also received a warrant to purchase 422,636 shares of the Company’s common stock at an initial per share exercise price of $20.94 to expire 10 years from the issuance date. In November 2009, the Company redeemed the Series A Preferred Stock, by repaying, with accumulated dividends, the $59 million it received in December 2008. Additionally, in December 2009, the Company entered into a Warrant Repurchase Letter Agreement (“Warrant Repurchase”) with the U. S. Treasury to repurchase a warrant to purchase 211,318 shares of the Company’s common stock that was issued in connection with the Company’s sale of Series A Preferred Stock. Only half of the share equivalent was required to be repurchased as part of the Warrant Repurchase. As a result of the Warrant Repurchase, the Company had no securities issued or outstanding to the U. S. Treasury and was no longer participating in the U. S. Treasury’s CPP as of November 18, 2009.

Prior to being acquired by the Company, First Market Bank participated in the U.S. Treasury’s CPP. In connection with the acquisition of First Market Bank, each share of Series B and Series C preferred stock of First Market Bank issued to the U.S. Treasury was converted into one share of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B. Despite the U.S. Treasury’s being the sole holder of the Company’s Series B Preferred Stock, the Company is not considered a participant in the U.S. Treasury’s CPP.

The Company’s outstanding series of preferred stock resulted from the acquisition of First Market Bank. On February 6, 2009, First Market Bank issued and sold to the U. S. Treasury 33,900 shares of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B and a warrant to purchase up to 1,695 shares of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C. The U. S. Treasury immediately exercised the warrant for the entire 1,695 shares. In connection with the Company’s acquisition of FMB, the board of directors established a series of preferred stock with substantially identical preferences, rights and limitations to the First Market Bank preferred stock, except as explained below. Pursuant to the closing of the acquisition, each share of First Market Bank Series B and Series C preferred stock was exchanged for one share of the Company’s Series B preferred stock. The Series B preferred stock of the Company pays cumulative dividends to the U.S. Treasury at a rate of 5.19% per annum for the first five years and thereafter at a rate of 9.0% per annum. The 5.19% dividend rate is a blended rate comprised of the dividend rate of the 33,900 shares of First Market Bank 5% Fixed Rate Non-Cumulative Perpetual Preferred Stock and 1,695 shares of First Market Bank 9% Fixed Rate Non-Cumulative Perpetual Preferred Stock. The Series B preferred stock of the Company is non-voting and each share has a liquidation preference of $1,000. The Company anticipates redemption of this capital issue during 2011, subject to regulatory approval.

In connection with its acquisitions of Prosperity Bank & Trust Company and Guaranty Financial Corporation, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

The following table summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	September 30,	December 31,	September 30,
	2010	2009	2009
Tier 1 capital	$393,091	$272,348	$329,505
Tier 2 capital	52,164	25,374	25,613
Total risk-based capital	445,255	297,722	355,118
Risk-weighted assets	3,082,881	2,024,824	2,041,717

Capital ratios:
Tier 1 risk-based capital ratio	12.75%	13.45%	16.14%
Total risk-based capital ratio	14.44%	14.70%	17.39%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.43%	10.86%	13.15%
Stockholders’ equity to assets	11.16%	10.90%	13.17%
Tangible common equity to tangible assets	8.19%	8.64%	8.70%

NON-GAAP MEASURES

In reporting the results as of September 30, 2010, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization.

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

A reconciliation of these non-GAAP measures from their respective GAAP basis measures is presented in the following table (dollars in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net income	$8,073	$2,805	$18,498	$5,511
Plus: core deposit intangible amortization, net of tax	1,258	313	3,463	938
Plus: trademark intangible amortization, net of tax	65	—	174	—

Cash basis operating earnings	9,396	3,118	22,135	6,449

Average assets	3,865,249	2,566,838	3,718,107	2,582,200
Less: average trademark intangible	982	—	950	—
Less: average goodwill	57,566	56,474	57,566	56,474
Less: average core deposit intangibles	29,696	8,405	28,707	8,881

Average tangible assets	3,777,005	2,501,959	3,630,884	2,516,845

Average equity	429,126	286,870	411,801	279,776
Less: average trademark intangible	982	—	950	—
Less: average goodwill	57,566	56,474	57,566	56,474
Less: average core deposit intangibles	29,696	8,405	28,707	8,881
Less: average preferred equity	34,318	56,397	30,375	56,269

Average tangible equity	306,564	165,594	294,203	158,152

Weighted average shares outstanding, diluted	25,920,287	15,165,105	25,035,926	14,134,161
Cash basis earnings per share, diluted	$0.36	$0.21	$0.88	$0.46
Cash basis return on average tangible assets	0.99%	0.49%	0.82%	0.34%
Cash basis return on average tangible equity	12.16%	7.47%	10.06%	5.45%

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

The Company uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month rate ramps, with interest rates rising gradually, versus an immediate increase or “shock” in rates, of 100 basis points up to 200 basis points. The ramp down 200 basis points analysis is not meaningful as interest rates are at historic lows and cannot decrease another 200 basis points. The model, under all scenarios, does not drop the index below zero. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended September 30, 2010 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+200 basis points	1.84%	$2,976
+100 basis points	1.09	1,759
Most likely rate scenario	0.00	—
-100 basis points	(0.95)	(1,541)
-200 basis points	(1.64)	(2,659)

ECONOMIC VALUE SIMULATION

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet where the earnings simulation uses rate ramps over 12 months. The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended September 30, 2010 (dollars in thousands):

	Change In Economic Value of Equity
	%	$
Change in Yield Curve:
+200 basis points	3.95%	$19,155
+100 basis points	3.63	17,628
Most likely rate scenario	0.00	—
-100 basis points	(8.02)	(38,904)
-200 basis points	(14.12)	(68,465)

The “down 200 basis points” scenario is impacted largely by the low rate environment, where a 200 basis point shock to rates would take most rates on the yield curve to a floor of zero. While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity in rates down scenarios.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Union First Market Bankshares Corporation
(Registrant)

Date: November 9, 2010	By:	/s/ G. William Beale
G. William Beale,
Chief Executive Officer

Date: November 9, 2010	By:	/s/ D. Anthony Peay
D. Anthony Peay,
Executive Vice President and Chief Financial Officer