Form 10-K
period 2010-12-31
UNION FIRST MARKET BANKSHARES CORP
filed 2011-03-09
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $260,579,337.

The number of shares of common stock outstanding as of February 28, 2011 was 26,012,717.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

UNION FIRST MARKET BANKSHARES CORPORATION

FORM 10-K

INDEX

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, and consumer spending and savings habits. More information is available on the Company’s website, http://investors.bankatunion.com and on the Securities and Exchange Commission’s website, www.sec.gov. The information on the Company’s website is not a part of this Form 10-K. The Company does not intend or assume any obligation to update or revise any forward-looking statements that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1.—BUSINESS.

GENERAL

Union First Market Bankshares Corporation (the “Company”) is a bank holding company organized under Virginia law and registered under the Bank Holding Company Act of 1956. The Company is headquartered in Richmond, Virginia and committed to the delivery of financial services through its community bank subsidiary Union First Market Bank (the “Bank”) and three non-bank financial services affiliates. The Company’s Community Bank and non-bank financial services affiliates are:

Community Bank
Union First Market Bank	Richmond, Virginia

Financial Services Affiliates
Union Mortgage Group, Inc.	Annandale, Virginia
Union Investment Services, Inc.	Ashland, Virginia
Union Insurance Group, LLC	Richmond, Virginia

History

The Company was formed in connection with the July 1993 merger of Northern Neck Bankshares Corporation and Union Bancorp, Inc. Although the Company was formed in 1993, certain of the community banks that were acquired and ultimately merged to form what is now Union First Market Bank were among the oldest in Virginia.

The table below indicates the year each community bank was formed, acquired by the Company and merged into what is now Union First Market Bank.

Community Banks	Formed	Acquired	Merged
Union Bank and Trust Company	1902	N/A	2010
Northern Neck State Bank	1909	1993	2010
King George State Bank	1974	1996	1999
Rappahannock National Bank	1902	1998	2010
Bay Community Bank	1999	De novo bank	2008
Guaranty Bank	1981	2004	2004
Prosperity Bank & Trust Company	1986	2006	2008
First Market Bank, FSB	2000	2010	2010

On February 1, 2010, the Company acquired First Market Bank, FSB, a privately held federally chartered savings bank (“First Market Bank” or “FMB”), in an all stock transaction. In connection with the transaction, the Company changed its name to Union First Market Bankshares Corporation and moved its headquarters to Richmond, Virginia. In addition, First Market Bank became a state chartered commercial bank subsidiary of the Company. First Market Bank merged with Union Bank and Trust Company in March 2010 and the combined bank operates under the name Union First Market Bank.

In October 2010, the Company combined its two other community banks, Northern Neck State Bank and Rappahannock National Bank, into its largest bank affiliate, Union First Market Bank and now operates as a single bank. This will create a single brand for the Company’s banking franchise offering the same products and services across Virginia.

The Company’s operations center is located in Ruther Glen, Virginia.

Product Offerings and Market Distribution

The Company is one of the largest community banking organizations based in Virginia and provides full service banking to the Northern, Central, Rappahannock, Tidewater, and Northern Neck regions of Virginia through its bank subsidiary, Union First Market Bank. Union First Market Bank operates 90 locations in the counties of Albemarle, Caroline, Chesterfield, Essex, Fairfax, Fauquier, Fluvanna, Frederick, Hanover, Henrico, James City, King George, King William, Lancaster, Loudoun, Nelson, Northumberland, Richmond, Spotsylvania, Stafford, Warren, Washington, Westmoreland, York, and the independent cities of Charlottesville, Colonial Heights, Fredericksburg, Newport News, Richmond, Roanoke, and Williamsburg. Union First Market Bank also operates a loan production office in Staunton. Union Investment Services, Inc. provides full brokerage services; Union Mortgage Group, Inc. provides a full line of mortgage products; and Union Insurance Group, LLC offers various lines of insurance products. Union First Market Bank also owns a non-controlling interest in Johnson Mortgage Company, LLC.

Union First Market Bank is a full service community bank offering consumers and businesses a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, as well as loans for commercial, industrial, residential mortgage and consumer purposes. The Bank issues credit cards and delivers automated teller machine (“ATM”) services through the use of reciprocally shared ATMs in the major ATM networks as well as remote ATMs for the convenience of customers and other consumers. Union First Market Bank also offers internet banking services and online bill payment for all customers, whether consumer or commercial. The Bank also offers private banking and trust services to individuals and corporations through its Financial Guidance Group.

The Company provides other financial services through its non-bank affiliates, Union Investment Services, Inc., Union Mortgage Group, Inc. (“Union Mortgage”) and Union Insurance Group, LLC. The Bank also owns a non-controlling interest in Johnson Mortgage Company, LLC.

Union Investment Services, Inc. has provided securities, brokerage and investment advisory services since its formation in February 1993. It has ten offices within the Bank’s trade area and is a full service investment company handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial planning. Securities are offered through a third party contractual arrangement with Raymond James Financial Services, Inc., an independent broker dealer.

Union Mortgage has 16 offices in Virginia (eight), Maryland (four), North Carolina (two), and South Carolina (two). Union Mortgage is also licensed to do business in selected states throughout the Mid-Atlantic and Southeast, as well as Washington, D.C. It provides a variety of mortgage products to customers in those areas. The mortgage loans originated by Union Mortgage are generally sold in the secondary market through purchase agreements with institutional investors.

On August 31, 2003, the Company formed Union Insurance Group, LLC (“UIG”), an insurance agency, which is owned by the Bank and Union Mortgage. This agency operates in a joint venture with Bankers Insurance, LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association. UIG generates revenue through sales of various insurance products, including long term care insurance and business owner policies.

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

EXPANSION AND STRATEGIC ACQUISITIONS

The Company expands its market area and increases its market share through organic growth (internal growth and de novo expansion) and strategic acquisitions. Strategic acquisitions by the Company to date have included whole bank acquisitions, branch and deposit acquisitions, and purchases of existing branches from other banks. The Company generally considers acquisitions of companies in strong growth markets or with unique products or services that will benefit the entire organization. Targeted acquisitions are priced to be economically feasible with minimal short-term drag to achieve positive long-term benefits. These acquisitions may be paid for in the form of cash, stock, debt, or a combination thereof. The amount and type of consideration and deal charges paid could have a short-term dilutive effect on the Company’s earnings per share or book value. However, cost savings and revenue enhancements in such transactions are anticipated to provide long-term economic benefit to the Company.

In September 2007, the Company completed the acquisition of the deposits and facilities of six bank branches (“Acquired Bank Branches”) in Virginia from Provident Bank. The branches acquired are located in the communities of Charlottesville, Middleburg, Warrenton (two) and Winchester (two). They became part of two of the Company’s banking subsidiaries, Union Bank and Trust Company (Charlottesville branch) and Rappahannock National Bank (five branches). The Acquired Bank Branches’ deposits were approximately $43.3 million. In December 2009, one of the two bank branches in the community of Winchester was closed (Picadilly branch) and combined with the other existing bank branch (Millwood branch) located nearby.

The Company’s de novo construction expansion during the last three years consists of opening two new bank branches in Virginia:

•	Staples Mill, Union First Market Bank branch located in Henrico County (February 2009)

•	Cosner’s Corner, Union First Market Bank branch located in Spotsylvania County (October 2008)

On December 21, 2010, the Company announced that the Bank had entered into a purchase agreement with NewBridge Bank to acquire its branch located in Harrisonburg, Virginia. The Company will acquire approximately $73.5 million of loans and assume approximately $59.3 million in deposits at book value. The Bank will also retain the commercial loan operations and retail teams from the branch. The transaction will also include the purchase of a real estate parcel/future branch site in Waynesboro, Virginia. The purchase is subject to customary closing conditions, including regulatory approvals, and is expected to be completed by late May 2011.

On February 8, 2011 the Bank and MARTIN’S Food Markets announced that the Bank will add in-store bank branches to seven MARTIN’S stores located in Harrisonburg, Waynesboro, Staunton, Winchester (two), Culpeper and Stephens City, Virginia. The Bank currently operates in-store bank branches in 22 MARTIN’S Food Markets through its acquisition of First Market Bank primarily in the Richmond/Fredericksburg area markets.

EMPLOYEES

As of December 31, 2010, the Company had approximately 1,005 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. Of this total, 165 were mortgage segment personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

COMPETITION

The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, credit unions, other independent community banks, as well as consumer finance companies, mortgage companies, loan production offices, mutual funds and life insurance companies. Competition has increasingly come from out-of-state banks through their acquisitions of Virginia-based banks. Competition for deposits and loans is affected by various factors including interest rates offered, the number and location of branches and types of products offered, and the reputation of the institution. Credit unions have been allowed to increasingly expand their membership definitions and because they enjoy a favorable tax status have been able to offer more attractive loan and deposit pricing. The Company’s non-bank affiliates also operate in highly competitive environments. The Company is headquartered in Richmond, Virginia and, at $3.8 billion in assets, is the largest independent community bank holding company based in Virginia. The Company believes its community bank framework and philosophy provide a competitive advantage, particularly with regard to larger national and regional institutions, allowing the Company to compete effectively. The Company’s community bank segment generally has strong market shares within the markets it serves. The Company’s deposit market share in Virginia was 2.02% as of June 30, 2010.

ECONOMY

Continued weakness in employment and real estate markets, congressional and regulatory responses in the aftermath of the most recent financial crisis, and general uncertainty as to the state of the economic recovery made for a challenging 2010 for community bankers and the Company. Unemployment levels remain relatively high in Virginia, but lower than the national average, with jobs shed principally in information technology, construction, and manufacturing sectors in Virginia. During 2010, management increased efforts to manage nonperforming assets and work with borrowers to mitigate and protect against risk of loss. Additionally, efforts to understand and prepare for ever increasing regulatory requirements have taken considerable time and effort and it is expected that additional rules and regulations will be forthcoming from bodies such as the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (the “SEC”), and newly created bodies writing new rules and regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). These mandatory and discretionary rulemakings by federal regulatory agencies will expose the banking industry to more extensive regulations and heavier compliance burdens. Despite these headwinds management continues to be cautiously optimistic and will protect its interest in the value of its collateral, work with borrowers, and strive to meet the changing needs of the communities it serves.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively and increasingly regulated under both federal and state laws. The following description briefly addresses certain historic and current provisions of federal and state laws and certain regulations, proposed regulations, and the potential impacts on the Company and the Bank. To the extent statutory or regulatory provisions or proposals are described herein, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

The Bank Holding Company

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

The Federal Deposit Insurance Act (the “FDIA”) also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment to any other general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of such depository institution.

The Company is registered under the bank holding company laws of Virginia. The Company and the Bank are subject to regulation and supervision by the State Corporation Commission of Virginia (the “SCC”) and the Federal Reserve.

Capital Requirements

The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U. S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%. At least half of the total capital is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including Trust Preferred Securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company were 12.95% and 14.68%, respectively, as of December 31, 2010, thus exceeding the minimum requirements. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 13.45% and 14.70%, respectively, as of December 31, 2009, thus exceeding the minimum requirements.

Each of the federal regulatory agencies has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2010 was 10.55%, which is above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

Limits on Dividends and Other Payments

The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its respective shareholders. The Bank is subject to various statutory restrictions on its ability to pay dividends to the Company. Under the current supervisory practices of the Bank’s regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe or unsound practice.

Under the FDIA, insured depository institutions such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Bank’s current financial condition, the Company does not expect this provision will have any impact on its ability to receive dividends from the Bank. Non-bank subsidiaries pay the parent company dividends periodically on a non-regulated basis.

In addition to dividends it receives from the Bank, the Company receives management fees from its affiliated companies for various services provided to them including: data processing, item processing, loan operations, deposit operations, financial accounting, human resources, funds management, credit administration, credit support, sales and marketing, collections, facilities management, call center, legal, compliance, and internal audit. These fees are charged to each subsidiary based upon various specific allocation methods measuring the estimated usage of such services by that subsidiary. The fees are eliminated from the financial statements in the consolidation process.

Under federal law, the Bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, the Company or take securities of the Company as collateral for loans to any borrower. The Bank is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

The Bank

The Bank is supervised and regularly examined by the Federal Reserve and the SCC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted, and location of offices.

The Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s efforts in meeting community credit needs are evaluated regularly as part of the examination process pursuant to up to ten assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Many of the bank’s competitors, such as credit unions, are not subject to the requirements of CRA.

Federal Deposit Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Currently, the FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory ratings (“CAMELS rating”). The risk matrix utilizes four risk categories, which are distinguished by capital levels and supervisory ratings.

On February 27, 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions, effective on April 1, 2009. The new rule is intended to tie more closely each bank’s deposit insurance assessments to the risk it poses to the DIF. The rule sets initial base assessment rates at 12 to 45 basis points of deposits (basis points representing cents per $100 of assessable deposits). Under this risk-based assessment system the FDIC evaluates each bank’s risk based on three primary factors: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the bank has one. In 2010 and 2009, the Company paid only the base assessment rate for “well capitalized” institutions, which totaled $5.0 million and $3.4 million, respectively, in regular deposit insurance assessments. The increase from the prior year is related to the deposits acquired in the FMB acquisition.

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

Recent Legislation

In response to the most recent financial crisis, Dodd-Frank was signed into law on July 21, 2010. The Dodd-Frank legislation centers around, among other things, deposit insurance, consumer financial protection, interchange and debit card processing, and supervision and is further discussed below.

Deposit Insurance

On October 20, 2010, pursuant to Dodd-Frank, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by Dodd-Frank. Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The final rule allows the FDIC to increase or decrease total base assessment rates by no more than 2 basis points from one quarter to the next, and cumulative increases and decreases cannot be 2 basis points higher or lower than the total base assessment rates.

On November 9, 2010 and January 18, 2011, pursuant to Dodd-Frank, the FDIC adopted rules providing for unlimited deposit insurance for traditional noninterest-bearing transaction accounts and Interest on Lawyers Trust Accounts for two years starting December 31, 2010. This coverage applies to all insured deposit institutions and there is no separate FDIC assessment for the insurance. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

On February 7, 2011, the FDIC adopted a final rule, which redefines the deposit insurance assessment base as required by Dodd-Frank; makes changes to assessment rates; implements Dodd-Frank’s DIF dividend provisions; and, revises the risk-based assessment system for all large insured depository institutions, generally, those institutions with at least $10 billion in total assets. It is expected that nearly all of the 7,600-plus institutions with assets less than $10 billion will pay smaller assessments as a result of this final rule. For institutions less than $10 billion the following rules apply:

•	Redefines the deposit insurance assessment base as average consolidated total assets minus average tangible equity;

•	Makes generally conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates;

•	Creates a depository institution debt adjustment;

•	Eliminates the secured liability adjustment; and

•	Adopts a new assessment rate schedule effective April 1, 2011, and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels.

This final rule and its total impact on the Company remain unclear at this time. A school of thought regarding the redefined deposit insurance assessment base calculation and the resulting lowered insurance assessments is that it may or may not offset the expected competition for deposits by larger banks, thereby increasing overall deposit competition and increasing the cost of those funds in the marketplace. The Company cannot provide any assurance as to the effect of any proposed change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control. The final rule will take effect for the quarter beginning April 1, 2011, and will be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011.

Consumer Financial Protection

Dodd-Frank established a new federal regulatory body named the Bureau of Consumer Financial Protection (“BCFP”), an independent entity within the Federal Reserve system that will assume responsibility for most consumer protection laws. This body issues rules for federal protection laws for banks and non-banks engaged in financial services. The head of this organization is an independent director appointed by the President of the United States and confirmed by the Senate with a dedicated budget paid by the Federal Reserve system. The BCFP will have the authority to supervise, examine, and take enforcement action with respect to institutions greater than $10 billion in assets, nonbank mortgage entities, and other nonbank providers of consumer financial services. Financial institutions with less than $10 billion in assets, like the Company, still have prudential regulatory agencies (i.e. Federal Reserve and SCC) as their lead supervisory bodies, however, the BCFP has the authority to include its examiners in examinations conducted by prudential regulatory agencies. The BCFP will create a national consumer complaint hotline so consumers will have, for the first time, a single toll-free number to report problems with financial products and services. It is in the Company’s best interest to have consumer protections that meet the needs of customers while ensuring that any new regulatory proposals and rules are subjected to cost-benefit analysis and to ensure that other financial services not under the purview of the BCFP (i.e., securities and insurance) are afforded the same protection standards so as not to shift consumers to financial services not subject to the BCFP’s supervision and rules. The impact to the Company as a result of the creation of the BCFP is unknown at this time.

Interchange and debit card processing

Dodd-Frank amended the Electronic Funds Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. In December 2010, the Federal Reserve proposed a new regulation that, in part, establishes standards for determining whether an interchange fee received or charged by an issuer with respect to an electronic debit transaction is reasonable and proportional to the cost incurred by the issuer with respect to the transaction. These new standards would take effect on July 21, 2011 and would apply to companies having assets greater than $10 billion. It is possible that despite the Company’s having fewer assets than $10 billion, the overall market will move to lower pricing due to this mandated pricing and the Company may be negatively impacted. The Federal Reserve is requesting comments on two alternative interchange fee standards that would apply to all covered issuers. One alternative would be based on each company’s costs, with a safe harbor (initially set at 7 cents per transaction) and a cap (initially set at 12 cents per transaction); and the other a stand-alone cap (initially set at 12 cents per transaction). The Federal Reserve believes that if either of these proposed standards becomes the final rule, the maximum allowable interchange fee received by covered issuers for debit card transactions would be more than 70 percent lower than the 2009 average, once the new rule takes effect on July 21, 2011. Under both alternatives, circumvention or evasion of the interchange fee limitations would be prohibited. Estimates of the impact to the Company could be material and if under the stand-alone cap in the current year net income would have been lower by more than 20%. Because of the uncertainty as to the final outcome of the Federal Reserve’s rulemaking process, the Company cannot provide any assurance as to the ultimate impact of the alternative proposals.

Supervision

Dodd-Frank restructures the supervision of holding companies and depository institutions in several ways. It requires (subject to certain exceptions) that capital requirements for holding companies be at least as strict as capital requirements for depository institutions. This is the so-called Collins amendment that, in part, grandfathers existing issues of trust preferred securities but eliminates them as regulatory capital for larger holding companies five and one half years after enactment. Holding companies, like the Company, with less than $15 billion in consolidated assets, are not subject to this new restriction, but new issuances of trust preferred securities do not count as Tier 1 capital. It also enhances the authority of the Federal Reserve to examine non-bank subsidiaries, such as mortgage affiliates, and gives other bank regulators the opportunity to examine and take enforcement action against such entities. Lastly, it establishes a statutory source of strength requirement for both bank and savings and loan holding companies.

Beginning in the third quarter of 2010, a new rule (i.e., a revision to Regulation E) issued by the Federal Reserve prohibits financial institutions from charging consumers fees for paying overdrafts on ATMs and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. The Company cannot provide any definitive assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods. An assessment by management of the fourth quarter activity of 2010 estimated minimal exposure as a result of this new regulation. Even though this rule went into full effect on August 15, 2010, the Company’s net overdraft income was flat from the third quarter to the fourth quarter of 2010. As the Company adds to the existing customer base for these types of products, it is anticipated that any adverse impact would be negligible, if any, in 2011 and beyond.

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

Other Safety and Soundness Regulations

The federal banking agencies have broad powers under current federal law to make prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” All such terms are defined under uniform regulations issued by each of the federal banking agencies. The Bank meets the definition of being “well capitalized” as of December 31, 2010.

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

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 (“Patriot Act”) was enacted in response to the September 11, 2001 terrorist attacks in New York, Pennsylvania, and Northern Virginia. The Patriot Act is intended to strengthen U. S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism. The continuing impact on financial institutions of the Patriot Act and related regulations and policies is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities to identify persons who may be involved in terrorism or money laundering.

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

Filings with the SEC

The Company files annual, quarterly, and other reports under the Securities Exchange Act of 1934 with the SEC. These reports and this Form 10-K are posted and available at no cost on the Company’s investor relations website, http://investors.bankatunion.com, as soon as reasonably practicable after the Company files such documents with the SEC. The information contained on the Company’s website is not a part of this Form 10-K. The Company’s filings are also available through the SEC’s website at www.sec.gov.

ITEM 1A.—RISK FACTORS

Risks Related To The Company’s Business

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally.

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets. Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the DIF of the FDIC, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions. Such conditions could adversely affect the credit quality of the Company’s loans, and the Company’s results of operations and financial condition. The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent upon on the business environment in the markets where the Company operates. While general economic conditions in Virginia and the U.S. began to improve in 2010, there can be no assurance that this improvement will continue.

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

The Company’s nonperforming assets adversely affect its net income in various ways. Until economic and market conditions improve, the Company expects to continue to incur additional losses relating to an increase in nonperforming loans. The Company does not record interest income on non-accrual loans, thereby adversely affecting its income and increasing loan administration costs. When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets also increases the Company’s risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts, restructurings and loan sales to manage problem assets. Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that the Company will avoid further increases in nonperforming loans in the future.

Changes in interest rates could adversely affect the Company’s income and cash flows.

The Company’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment of loans, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. In addition, the Company’s ability to reflect such interest rate changes in pricing its products is influenced by competitive pressures. Fluctuations in these areas may adversely affect the Company and its shareholders. The Bank is often at a competitive disadvantage in managing its costs of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets.

The Company generally seeks to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that it may reasonably maintain its net interest margin; however, interest rate fluctuations, loan prepayments, loan production, deposit flows and competitive pressures are constantly changing and influence the ability to maintain a neutral position. Generally, the Company’s earnings will be more sensitive to fluctuations in interest rates depending upon the variance in volume of assets and liabilities that mature and re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of changes in interest rates, shape and slope of the yield curve, and whether the Company is more asset sensitive or liability sensitive. Accordingly, the Company may not be successful in maintaining a neutral position and, as a result, the Company’s net interest margin may be impacted.

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

The Company may not be able to successfully implement its growth strategy if it is unable to identify attractive markets, locations or opportunities to expand in the future. The ability to manage growth successfully depends on whether the Company can maintain adequate capital levels, maintain cost controls, asset quality, and successfully integrate any businesses acquired into the organization.

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

Similar to other financial institutions, the Company is exposed to many types of operational and technological risk, including reputation, legal, and compliance risk. The Company’s ability to grow and compete is dependent on its ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while it expands and integrates acquired businesses. Similar to other financial institutions, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside of the Company and exposure to external events. The Company is dependent on its operational infrastructure to help manage these risks. From time to time, it may need to change or upgrade its technology infrastructure. The Company may experience disruption, and it may face additional exposure to these risks during the course of making such changes. As the Company acquires other financial institutions, it faces additional challenges when integrating different operational platforms. Such integration efforts may be more disruptive to the business and/or more costly than anticipated.

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

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer, and other loans. Many of the Company’s loans are secured by real estate (both residential and commercial) in the Company’s market areas. A major change in the real estate markets, resulting in deterioration in the value of this collateral, or in the local or national economy, could adversely affect customers’ ability to pay these loans, which in turn could impact the Company. Risks of loan defaults and foreclosures are unavoidable in the banking industry; the Company tries to limit its exposure to these risks by monitoring carefully extensions of credit. The Company cannot fully eliminate credit risk; thus, credit losses may occur in the future.

The Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses.

The Company takes credit risk by virtue of making loans and leases and extending loan commitments and letters of credit. The Company manages credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. The Company’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize local lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The Company’s credit administration function employs risk management techniques to help ensure that problem loans and leases are promptly identified. While these procedures are designed to provide the Company with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

Legislative or regulatory changes or actions, or significant litigation, could adversely impact the Company or the businesses in which the Company is engaged.

The Company is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, and the FDIC’s DIF. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Company or its ability to increase the value of its business. Actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defend itself and may lead to liability or penalties that materially affect the Company and its shareholders. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to the Company and its shareholders.

The Company relies upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if the Company is forced to foreclose upon such loans.

A significant portion of the Company’s loan portfolio consists of loans secured by real estate. The Company relies upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of the Company’s loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able to recover the outstanding balance of the loan.

Changes in accounting standards could impact reported earnings.

The bodies that promulgate accounting standards, including the FASB, SEC, and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods.

Limited availability of financing or inability to raise capital could adversely impact the Company.

The amount, type, source, and cost of the Company’s funding directly impacts the ability to grow assets. The ability to raise capital in the future could become more difficult, more expensive, or altogether unavailable. A number of factors could make such financing more difficult, more expensive or unavailable including: the financial condition of the Company at any given time; rate disruptions in the capital markets; the reputation for soundness and security of the financial services industry as a whole; and, competition for funding from other banks or similar financial service companies, some of which could be substantially larger, or be more favorably rated.

The FDIC has revised the way in which it will assess deposit insurance premiums to restore and maintain the federal DIF, the ultimate outcome of the FDIC’s plan is unknown and could adversely affect the Company.

The new assessment calculation redefines the deposit insurance assessment base as average consolidated total assets less average tangible equity plus adjustments for unsecured debt, brokered deposits, other debt and secured liability adjustments. If the plan to restore the DIF to required levels falls short or additional losses in the future due to bank failures further deplete the DIF, there can be no assurance that there will not be additional significant deposit insurance premium increases to restore the insurance fund’s reserve ratio.

Twenty-two of Union First Market Bank’s ninety branches are located in MARTIN’S grocery stores.

On February 8, 2010, Royal Ahold N.V., a Netherlands company and international group of leading supermarket companies based in the United States and Europe, announced that Giant-Carlisle, a division of Ahold USA, had acquired Ukrop’s Super Markets. The sale resulted in the rebranding of Ukrop’s Super Markets to MARTIN’S Food Market and changed various operational aspects of the business. These changes may or may not be widely accepted by current grocery store customers. If business declines in the grocery stores, Union First Market Bank customers may no longer find the grocery store branch locations to be convenient, which could have a materially adverse effect on the earnings of the Union First Market Bank branches located in MARTIN’S grocery stores.

The Company’s mortgage subsidiary has been sued in a class action lawsuit under the Maryland Secondary Mortgage Loan Law and it is possible that it will suffer losses as a result of this lawsuit.

On September 2, 2009, Union Mortgage, a wholly owned subsidiary of the Company, received notice that it has been sued in Maryland state court in a class action lawsuit under the Maryland Secondary Mortgage Loan Law (the “SMLL”). In general, the lawsuit alleges that Union Mortgage, in connection with making second mortgage loans to customers, violated the SMLL by charging certain fees, closing costs and interest in excess of the limitations established by the SMLL. The case was removed to federal court and consolidated for certain pre-trial purposes with approximately 18 other cases brought under the SMLL by the same attorneys. Union Mortgage is a defendant in only one of these cases. On April 23, 2010, Union Mortgage filed an answer and a motion for judgment on the pleadings as to certain issues. The motion remains pending.

While Union Mortgage is contesting the lawsuit vigorously and asserted a number of defenses, because of the nature of this lawsuit, cannot adequately assess its merits at this time. Union Mortgage also cannot predict when the lawsuit will be resolved. Any possible loss is not probable, reasonably assured nor estimable and accordingly, no liability has been accrued. It is possible that the plaintiff(s) ultimately may prevail in the litigation and if there is a substantial monetary judgment, then any such judgment could materially and adversely affect the financial condition of the Company.

Risks Related To The Company’s Securities

The Company’s ability to pay dividends depends upon the results of operations of its subsidiaries.

The Company is a bank holding company that conducts substantially all of its operations through the Bank and other subsidiaries. As a result, the Company’s ability to make dividend payments on its common stock depends primarily on certain federal regulatory considerations and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory restrictions on the ability of the Bank to pay dividends or make other payments to the Company.

The Company’s governing documents and Virginia law contain anti-takeover provisions that could negatively impact its shareholders.

The Company’s Articles of Incorporation and Bylaws and the Virginia Stock Corporation Act contain certain provisions designed to enhance the ability of the board of directors to deal with attempts to acquire control of the Company. These provisions and the ability to set the voting rights, preferences and other terms of any series of preferred stock that may be issued, may be deemed to have an anti-takeover effect and may discourage takeovers (which certain shareholders may deem to be in their best interest). To the extent that such takeover attempts are discouraged, temporary fluctuations in the market price of the Company’s common stock resulting from actual or rumored takeover attempts may be inhibited. These provisions also could discourage or make more difficult a merger, tender offer, or proxy contest, even though such transactions may be favorable to the interests of shareholders, and could potentially adversely affect the market price of the Company’s common stock.

In connection with the Company’s acquisition of First Market Bank, FSB and the assumption of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B and Series C, the Company issued 35,595 shares of Series B preferred stock (the “Series B Preferred Stock”) to the Treasury. This is treated as equity and is subordinate to all of its existing and future indebtedness; regulatory and contractual restrictions may limit or prevent the Company from paying dividends on the Series B Preferred Stock; and the Series B Preferred Stock places no limitations on the amount of indebtedness the Company may incur in the future.

The shares of Series B Preferred Stock are equity interests in the Company and do not constitute indebtedness. As such, the Series B Preferred Stock, like the Company’s common stock, ranks junior to all indebtedness and other non-equity claims on the Company with respect to assets available to satisfy claims on the Company, including in a liquidation of the Company. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of the Series B Preferred Stock, (a) dividends are payable only when, as and if authorized and declared by the Company’s board of directors and depend on, among other things, the results of operations, financial condition, debt service requirements, other cash needs and any other factors the Company’s board deems relevant, (b) as a Virginia corporation, the Company may not pay dividends if, after giving effect thereto, the Company would not be able to pay debts as they come due in the usual course of business, or total assets would be less than total liabilities and the amount needed to satisfy the liquidity preferences of any preferred stock, and (c) the Company may not pay dividends on capital stock if it is in default on certain indebtedness or has elected to defer payments of interest on subordinated indebtedness. The Company is unable to pay any dividends on its common stock unless it is current in the dividend payments on the Series B Preferred Stock.

The Company derives substantially all of its revenue in the form of dividends from its subsidiaries. The Company is and will be dependent upon dividends from its subsidiaries to pay the principal and interest on its indebtedness, to satisfy its other cash needs, and to pay dividends on the Series B Preferred Stock and its common stock. The ability of each subsidiary to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the subsidiaries are unable to pay dividends, the Company may not be able to pay dividends on the Series B Preferred Stock. The Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of such subsidiary’s creditors. The Series B Preferred Stock does not limit the amount of debt or other obligations the Company may incur in the future. The Company may incur substantial amounts of additional debt and other obligations that will rank senior to the Series B Preferred Stock or to which the Series B Preferred Stock will be structurally subordinated.

ITEM 1B.—UNRESOLVED STAFF COMMENTS.

The Company does not have any unresolved staff comments to report for the year ended December 31, 2010.

ITEM 2.—PROPERTIES.

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Effective with the February 1, 2010 acquisition of First Market Bank, the corporate headquarters was relocated from 211 North Main Street, Bowling Green, Virginia, to 111 Virginia Street, Suite 200, Richmond, Virginia. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. At December 31, 2010, Union First Market Bank operated 90 branches throughout Virginia. All of the offices of Union Mortgage are leased. The vast majority of the offices for Union Investment Services, Inc. are within retail branch locations. The Company’s operations center is in Ruther Glen, Virginia. See the Note 1 “Summary of Significant Accounting Policies” and Note 5 “Bank Premises and Equipment” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

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

ITEM 4.—RESERVED.

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

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2010, with (1) the Total Return Index for the NASDAQ Stock Market and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100 was invested on December 31, 2005, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Information on Common Stock, Market Prices and Dividends

There were 26,004,197 shares of the Company’s common stock outstanding at the close of business on December 31, 2010, which were held by 2,412 shareholders of record. The closing price of the Company’s common stock on December 31, 2010 was $14.78 per share compared to $12.39 on December 31, 2009.

The Company completed a follow-on equity raise on September 16, 2009 of 4,725,000 shares of common stock at a price of $13.25 per share. In addition, on February 1, 2010, the Company issued 7,477,273 shares of common stock in connection with its acquisition of First Market Bank.

The following table summarizes the high and low sales prices and dividends declared for quarterly periods during the years ended December 31, 2010 and 2009.

	Sales Prices				Dividends Declared
	2010		2009		2010	2009
	High	Low	High	Low
First Quarter	$15.52	$11.79	$24.91	$9.00	$0.060	$0.120
Second Quarter	17.93	12.25	20.93	13.50	0.060	0.060
Third Quarter	14.73	11.19	16.99	11.82	0.060	0.060
Fourth Quarter	15.61	11.98	13.23	10.76	0.070	0.060

					$0.250	$0.300

Regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2010 are set forth in Note 17, “Parent Company Financial Information”, contained in the “Notes to the Consolidated Financial Statements” of this Form 10-K.

A discussion of certain limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I., Item 1—Business, of this Form 10-K under the headings “Supervision and Regulation—Limits on Dividends and Other Payments” and “Supervision and Regulation—The Bank.”

It is anticipated the dividends will continue to be paid near the end of February, May, August, and November. In making its decision on the payment of dividends on the Company’s common stock, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

Stock Repurchase Program

The Board of Directors authorized management of the Company to buy up to 150,000 shares of its outstanding common stock in the open market at prices that management determines to be prudent. No shares were repurchased during the year ended December 31, 2010.

ITEM 6.—SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the Company over each of the past five years ended December 31 (dollars in thousands, except per share amounts):

	2010	2009	2008	2007	2006
Results of Operations
Interest and dividend income	$189,821	$128,587	$135,095	$140,996	$129,156
Interest expense	38,245	48,771	57,222	65,251	52,441

Net interest income	151,576	79,816	77,873	75,745	76,715
Provision for loan losses	24,368	18,246	10,020	1,060	1,450

Net interest income after provision for loan losses	127,208	61,570	67,853	74,685	75,265
Noninterest income	47,298	32,967	30,555	25,105	28,245
Noninterest expenses	143,001	85,287	79,636	73,550	67,567

Income before income taxes	31,505	9,250	18,772	26,240	35,943
Income tax expense	8,583	890	4,258	6,484	9,951

Net income	$22,922	$8,360	$14,514	$19,756	$25,992

Financial Condition
Assets	$3,837,247	$2,587,272	$2,551,932	$2,301,397	$2,092,891
Loans, net of unearned income	2,837,253	1,874,224	1,874,088	1,747,820	1,549,445
Deposits	3,070,059	1,916,364	1,926,999	1,659,578	1,665,908
Stockholders’ equity	428,085	282,088	273,798	212,082	199,416

Ratios
Return on average assets	0.61%	0.32%	0.61%	0.91%	1.30%
Return on average equity	5.50%	2.90%	6.70%	9.61%	13.64%
Cash basis return on average assets (1)	0.76%	0.38%	0.68%	1.00%	1.40%
Cash basis return on average tangible common equity (1)	9.35%	5.54%	10.69%	14.88%	20.31%
Efficiency ratio (2)	71.91%	75.62%	73.45%	72.93%	64.37%
Equity to assets	11.16%	10.90%	10.73%	9.22%	9.53%
Tangible common equity / tangible assets	8.22%	8.64%	6.10%	6.45%	6.75%

Asset Quality
Allowance for loan losses	$38,406	$30,484	$25,496	$19,336	$19,148
Nonaccrual loans	$61,716	$22,348	$14,412	$9,436	$10,873
Other real estate owned	$36,122	$22,509	$7,140	$693	$—
Allowance for loan losses / total outstanding loans	1.35%	1.63%	1.36%	1.11%	1.24%
Allowance for loan losses / nonperforming loans	62.23%	136.41%	176.91%	204.92%	176.11%
NPAs / total outstanding loans	3.45%	2.39%	1.15%	0.58%	0.70%
Net charge-offs / total outstanding loans	0.58%	0.71%	0.21%	0.05%	0.01%

Per Share Data
Earnings per share, basic	$0.83	$0.19	$1.08	$1.48	$1.97
Earnings per share, diluted	0.83	0.19	1.07	1.47	1.94
Cash basis earnings per share, diluted (1)	1.10	0.63	1.16	1.56	2.03
Cash dividends paid	0.250	0.300	0.740	0.725	0.630
Market value per share	14.78	12.39	24.80	21.14	30.59
Book value per common share	15.16	15.34	16.03	15.82	14.99
Price to earnings ratio, diluted	17.81%	65.21%	23.18%	14.38%	15.77%
Price to book value ratio	97.48%	80.79%	154.67%	133.66%	204.08%
Dividend payout ratio	30.12%	157.89%	69.16%	49.32%	31.98%
Weighted average shares outstanding, basic	25,222,565	15,160,619	13,477,760	13,341,741	13,233,101
Weighted average shares outstanding, diluted	25,268,216	15,201,993	13,542,948	13,422,139	13,361,773

(1)	Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, section
“Non GAAP Measures” for a reconciliation.
(2)	The efficiency ratio is calculated by dividing noninterest expense over the sum of net interest income plus noninterest income.

ITEM 7.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, mergers and acquisitions and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following is a summary of the Company’s critical accounting policies that are highly dependent on estimates, assumptions, and judgments.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (a) ASC 450 Contingencies, which requires that losses be accrued when occurrence is probable and can be reasonably estimated, and (b) ASC 310 Receivables, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to applicable GAAP. Management’s estimate of each homogenous pool component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower, and industry concentrations; seasoning of the loan portfolio; the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

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

Prior to 2009, the Company accounted for its business combinations under the purchase method of accounting, a cost allocation process which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. Beginning January 1, 2009, business combinations are accounted for under ASC 805 Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. Costs that the Company expects, but is not obligated to incur in the future, to effect its plan to exit an activity of an acquiree or to terminate the employment of or relocate an acquiree’s employees are not liabilities at the acquisition date. The Company does not recognize these costs as part of applying the acquisition method. Instead, the Company recognizes these costs as expenses in its post-combination financial statements in accordance with other applicable GAAP.

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

Goodwill and Intangible Assets

The Company follows ASC 805, Business Combinations, using the acquisition method of accounting for business combinations and ASC 350 Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of this guidance discontinued the amortization of goodwill and intangible assets with indefinite lives, but require an impairment review at least annually and more frequently if certain impairment indicators are evident.

Goodwill totaled $57.6 million and $56.5 million for the years ended December 31, 2010 and 2009, respectively. Changes in goodwill in the Company’s consolidated balance sheet from December 31, 2009 were attributable to the acquisition of First Market Bank. Based on the testing of goodwill for impairment, there were no impairment charges for 2010, 2009 or 2008. The Company used the acquisition method of accounting when acquiring First Market Bank and recorded $26.4 million of core deposit intangible, $1.2 million of trademark intangible and $1.1 million in goodwill. None of the goodwill recognized will be deductible for income tax purposes. Core deposit intangible assets are being amortized over the periods of expected benefit, which range from 5 to 14 years. The core deposit intangible on that acquisition is being amortized over an average of 4.3 years using an accelerated method and the trademark intangible is being amortized over three years using the straight-line method. Core deposit intangibles, net of amortization, amounted to $26.8 million and $7.7 million as of December 31, 2010 and 2009, respectively.

Amortization expense of core deposit intangibles for the years ended December 31, 2010, 2009, and 2008 totaled $7.3 million, $1.9 million and $2.0 million, respectively. Amortization expense of the trademark intangible for the year ended December 31, 2010 was $367,000. The Company had no trademark intangible prior to 2010.

RESULTS OF OPERATIONS

Net Income

For the year ended December 31, 2010 compared to the year ended December 31, 2009, net income increased $14.6 million, or 174.2%, from $8.4 million to $22.9 million. Net income available to common shareholders, which deducts from net income the dividends and discount accretion on preferred stock, was $21.0 million for the year ended December 31, 2010 compared to $2.9 million a year ago. This represents an increase in earnings per share, on a diluted basis, of $0.64, to $0.83 from $0.19. Of this increase, $0.36 was due to lower prior year earnings per share from dividends and acceleration of the discount accretion associated with the redemption of the Treasury’s investment in the Company. Return on average common equity (using net income in the numerator) for the year ended December 31, 2010 was 5.50%, while return on average assets was 0.61%, compared to 2.90% and 0.32%, respectively, for the year ended 2009.

The $14.6 million increase of reported net income for the year ended December 31, 2010 was largely attributable to the addition of First Market Bank and improvement in the net interest margin, partially offset by nonrecurring acquisition costs and increased credit costs.

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

The decline in the general level of interest rates over the last three years has placed downward pressure on the Company’s earning asset yields and related interest income. The decline in earning asset yields, however, has been offset principally by repricing of money market accounts and certificates of deposits. The Company also expects net interest margin to be relatively stable over the next several quarters based on the market’s expectations for future interest rates.

For the year ended December 31, 2010, tax-equivalent net interest income increased $72.1 million, or 86.31%, to $155.7 million compared to the prior year. This improvement was principally attributable to a decline in cost of interest-bearing liabilities and increased interest-earning assets related to the acquisition of FMB. The tax-equivalent net interest margin increased 101 basis points to 4.56 % from 3.55% in the prior year. The improvement in the cost of funds was principally a result of declining costs on certificates of deposit and money market accounts, fair value adjustments from acquisition accounting and lower costs related to the Federal Home Loan Bank of Atlanta (“FHLB”) borrowings. The following table shows the volume, interest income and expense and related yields and costs of the Company’s interest-earning assets and interest-bearing liabilities (dollars in thousands):

	Years Ended December 31,
	2010	2009	Change
Average interest-earning assets	$3,412,495	$2,353,854	$1,058,641
Interest income	$193,904	$132,318	$61,586
Yield on interest-earning assets	5.68%	5.62%	6	bps
Average interest-earning liabilities	$2,838,200	$1,980,504	$857,696
Interest expense	$38,245	$48,772	$(10,527)
Cost of interest-bearing liabilities	1.35%	2.46%	(111	) bps

The Company uses the level yield accounting method to calculate accretion and amortization on its investment securities. In the fourth quarter, the Company changed from the Level Yield as a Bullet (“LYB”) methodology to the Level Yield as an Amortizing Instrument (“LYAI”) methodology for all amortizing securities. Under LYB, accretion and amortization on amortizing securities were calculated as if the instruments were non-amortizing with a maturity equal to the average life. The LYAI methodology uses actual cash flows, as projected by prepayment models, over the remaining life of the bond to calculate the average yield. Management determined that the LYAI methodology better reflects the dynamic nature of mortgage prepayments and therefore is a more precise level yield calculation. The calculation change impacts the timing of accretion and amortization, but not the total amount over the life of the security. The change in investment securities yields during the fourth quarter, as compared to the most recent linked quarter, was principally related to this change accounted for as a change in accounting estimate.

Acquisition Activity

The impact of acquisition accounting fair value adjustments on net interest income was $10.8 million for the year ended December 31, 2010. If not for this impact, the net interest margin would have been 4.24%, a 69 basis point improvement from a year ago. The Company’s ability to maintain the net interest margin at current levels is largely dependent upon future interest rates, loan demand, and deposit competition.

The acquired loan and investment security portfolios of FMB were marked-to-market with a fair value discount to market rates. Performing loan and investment security discount accretion was recognized as interest income over the estimated remaining life of the loans and investment securities. The Company also assumed borrowings FHLB and subordinated debt) and certificates of deposit. These liabilities were marked-to-market with estimates of fair value on acquisition date. The resulting discount/premium to market was accreted/amortized as an increase (or decrease) to interest expense over the estimated lives of the liabilities.

The fourth quarter, year-to-date and remaining estimated discount/premium is reflected in the following table (dollars in thousands):

	Loan Accretion	Investment Securities	Borrowings	Certificates of Deposit
For the quarter ended December 31, 2010	$1,634	$139	$(27)	$524

For the year ended December 31, 2010	6,243	510	898	3,158
For the years ending:
2011	5,312	387	(489)	763
2012	3,576	201	(489)	222
2013	2,925	15	(489)	—
2014	1,835	—	(489)	—
Thereafter	—	—	(652)	—

Total	$19,891	$1,113	$(1,711)	$4,143

Loans obtained in connection with the FMB acquisition have been accounted for in accordance with ASC 805 Business Combinations and/or ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) if the loan experienced deterioration of credit quality at the time of acquisition. Both require that acquired loans be recorded at fair value and prohibit the carryover of the related allowance for loan losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans. Because ASC 310-30 loans (i.e., impaired loans) have been recorded at fair value, such loans are not classified as nonaccrual even though some payments may be contractually past due. In addition, such purchased impaired loans are not included in loans that were contractually 90+ days past due and still accruing. The carrying amount of purchased impaired loans was $14.0 million at December 31, 2010, or approximately 0.50% of total loans.

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the years ended December 31, (dollars in thousands):

	2010			2009			2008
	Average Balance	Interest Income / Expense	Yield / Rate	Average Balance	Interest Income / Expense	Yield / Rate	Average Balance	Interest Income / Expense	Yield / Rate
Assets:
Securities:
Taxable	$407,975	$13,958	3.42%	$261,078	$10,606	4.06%	$178,221	$9,068	5.09%
Tax-exempt	142,099	9,569	6.73%	118,676	8,506	7.17%	111,027	7,997	7.20%

Total securities (2)	550,074	23,527	4.28%	379,754	19,112	5.03%	289,248	17,065	5.90%
Loans, net (1) (2)	2,750,756	167,612	6.09%	1,873,606	111,139	5.93%	1,817,755	119,898	6.60%
Loans held for sale	68,414	2,671	3.90%	46,454	1,931	4.16%	24,320	1,370	5.63%
Federal funds sold	12,910	17	0.13%	313	1	0.20%	8,217	98	1.19%
Money market investments	171	—	0.00%	135	—	0.00%	153	1	0.40%
Interest-bearing deposits in other banks	29,444	77	0.25%	50,994	135	0.26%	1,355	39	1.73%
Other interest-bearing deposits	726	—	0.00%	2,598	—	0.00%	2,598	49	1.87%

Total earning assets	3,412,495	193,904	5.68%	2,353,854	132,318	5.62%	2,143,646	138,520	6.46%

Allowance for loan losses	(34,539)			(29,553)			(21,830)
Total non-earning assets	374,613			254,507			257,587

Total assets	$3,752,569			$2,578,808			$2,379,403

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$345,927	765	0.22%	$201,520	$314	0.16%	$218,349	$1,352	0.62%
Money market savings	724,802	6,422	0.89%	429,501	7,905	1.84%	238,540	5,708	2.39%
Regular savings	151,169	560	0.37%	99,914	384	0.38%	100,782	584	0.58%
Certificates of deposit:
$100,000 and over	639,406	12,000	1.88%	456,644	15,063	3.30%	435,807	17,363	3.98%
Under $100,000	645,110	10,995	1.70%	492,186	15,786	3.21%	499,591	19,291	3.86%

Total interest-bearing deposits	2,506,414	30,742	1.23%	1,679,765	39,452	2.35%	1,493,069	44,298	2.97%
Other borrowings	331,786	7,502	2.26%	300,739	9,320	3.10%	377,601	12,924	3.42%

Total interest-bearing liabilities	2,838,200	38,244	1.35%	1,980,504	48,772	2.46%	1,870,670	57,222	3.06%

Noninterest-bearing liabilities:
Demand deposits	468,631			289,769			272,764
Other liabilities	29,161			20,292			19,347

Total liabilities	3,335,992			2,290,565			2,162,781
Stockholders’ equity	416,577			288,243			216,622

Total liabilities and stockholders’ equity	$3,752,569			$2,578,808			$2,379,403

Net interest income		$155,660			$83,546			$81,298

Interest rate spread			4.33%			3.16%			3.40%
Interest expense as a percent of average earning assets			1.12%			2.07%			2.67%
Net interest margin			4.56%			3.55%			3.79%

(1)	Nonaccrual loans are included in average loans outstanding.
(2)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

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

	2010 vs. 2009 Increase (Decrease) Due to Change in:			2009 vs. 2008 Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$5,228	$(1,876)	$3,352	$1,813	$(275)	$1,538
Tax-exempt	1,604	(541)	1,063	517	(8)	509

Total securities	6,832	(2,417)	4,415	2,330	(283)	2,047
Loans, net	53,402	3,074	56,476	3,730	(12,489)	(8,759)
Loans held for sale	867	(127)	740	1,130	(569)	561
Federal funds sold	16	—	16	(49)	(48)	(97)
Money market investments	—	—	—	(1)	—	(1)
Interest-bearing deposits in other banks	(57)	(4)	(61)	105	(9)	96
Other interest-bearing deposits	—	—	—	—	(49)	(49)

Total earning assets	$61,060	$526	$61,586	$7,245	$(13,447)	$(6,202)

Interest-Bearing Liabilities:
Interest-bearing deposits:
Checking	$301	$150	$451	$(99)	$(939)	$(1,038)
Money market savings	3,831	(5,314)	(1,483)	3,628	(1,431)	2,197
Regular savings	186	(10)	176	(11)	(189)	(200)
Certificates of deposit:
$100,000 and over	4,765	(7,828)	(3,063)	1,001	(3,301)	(2,300)
Under $100,000	4,031	(8,822)	(4,791)	(296)	(3,209)	(3,505)

Total interest-bearing deposits	13,114	(21,824)	(8,710)	4,223	(9,069)	(4,846)
Other borrowings	898	(2,715)	(1,817)	(2,437)	(1,167)	(3,604)

Total interest-bearing liabilities	14,012	(24,539)	(10,527)	1,786	(10,236)	(8,450)

Change in net interest income	$47,048	$25,065	$72,113	$5,459	$(3,211)	$2,248

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

At December 31, 2010, the Company was in an asset-sensitive position for all scenarios except up 100 basis points. As described in the table below, management’s earnings simulation model indicates net interest income will increase as rates increase and decrease when rates decrease. The exception is the up 100 basis points scenario, where net interest income will decrease. The decrease in this scenario is principally attributable to floors on floating rate loans. An asset-sensitive company generally will be impacted favorably by increasing interest rates while a liability-sensitive company’s net interest margin and net interest income generally will be impacted favorably by declining interest rates.

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

Assumptions used in the model are derived from historical trends and management’s outlook and include loan and deposit growth rates and projected yields and rates. Such assumptions are monitored by management and periodically adjusted as appropriate. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are reflected in the different rate scenarios.

The Company uses its simulation model to estimate earnings in rate environments where rates are instantaneously shocked up or down around a “most likely” rate scenario, based on implied forward rates. The Company previously evaluated change to net interest income by gradually ramping rates up or down over a 12 month period. The Company now views the immediate shock of rates as a more effective measure of interest rate risk exposure. The analysis assesses the impact on net interest income over a 12 month time horizon after an immediate increase or “shock” in rates, of 100 basis points up to 300 basis points. The shock down 200 or 300 basis points analysis is not as meaningful as interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points. The model, under all scenarios, does not drop the index below zero. The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended December 31, 2010 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+300 basis points	1.78%	$2,918
+200 basis points	0.59	968
+100 basis points	(0.58)	(947)
Most likely rate scenario	0.00	—
-100 basis points	(2.09)	(3,425)
-200 basis points	(6.59)	(10,795)
-300 basis points	(8.47)	(13,866)

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet.

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2010 (dollars in thousands):

	Change In Economic Value Of Equity
	%	$
Change in Yield Curve:
+300 basis points	2.60%	$14,072
+200 basis points	2.74	14,787
+100 basis points	2.38	12,850
Most likely rate scenario	0.00	—
-100 basis points	(7.41)	(40,037)
-200 basis points	(12.85)	(69,412)
-300 basis points	(17.26)	(93,260)

The shock down 200 or 300 basis points analysis is not as meaningful since interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points. While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity in rates down scenarios.

Noninterest Income

For the year ended December 31, 2010, noninterest income increased $14.3 million, or 43.5%, to $47.3 million from $33.0 million in 2009, and reflects the FMB acquisition for eleven months since the acquisition date. Other service charges and fees increased $5.4 million, primarily related to increases in debit card income, ATM income, and brokerage commissions and letter of credit fees. Mortgage originations increased $105.0 million from $703.7 million to $808.7 million, or 14.9%, over last year, as gains on the sale of loans increased $5.5 million, or 33.0%. Gains on the sale of loans were driven by increased originations in addition to the contribution of newer branches originating loans at favorable margins, adjustments to loan fee and pricing policies and volume related revenue incentives. Other operating income increased $2.0 million and relates to revenue from the acquired FMB trust operations and bank owned life insurance investment income. Account service charges increased $853,000 from overdraft and returned check charges and fees on commercial and savings accounts. During the year, the Company recorded non-recurring gains on sales of other real estate owned of $628,000.

Beginning in the third quarter of 2010, a new rule (i.e., updating Regulation E) issued by the Federal Reserve prohibits financial institutions from charging consumers fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. The Company cannot provide any definitive assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods. An assessment by management of the fourth quarter activity of 2010 estimated minimal exposure as a result of this new regulation. Even though this rule went into full effect on August 15, 2010, net overdraft income was flat from the third quarter to the fourth quarter of 2010. As the Company adds to the existing customer base for these types of products, it is anticipated that any adverse impact would be negligible, if any, in 2011 and beyond.

For the year ended December 31, 2009, noninterest income increased $2.4 million, or 7.9%, to $33.0 million from $30.6 million for 2008. Of this increase, gains on sales of loans in the mortgage segment accounted for $5.5 million and related to higher origination volume and a surge in refinance activity. These increases were partially offset by declines in account service charges and other fee income of $902,000 and $634,000, respectively, as well as gains on sales of bank property of $1.9 million from 2008. During 2008, the Company recorded gains of $1.9 million from the sale of bank property and $198,000 relating to the mandatory redemption of certain classes of common stock to financial institution members of Visa U.S.A. Excluding the contribution of the mortgage segment and prior period gain transactions, noninterest income declined $1.0 million, or 5.7%.

Noninterest Expense

For the year ended December 31, 2010, noninterest expense increased $57.7 million, or 67.7%, to $143.0 million from $85.3 million for the year ended December 31, 2009 and reflects the FMB acquisition for the eleven months since acquisition date. Other operating expenses increased $26.7 million. This increase included increases in acquisition costs of $7.9 million, increases in amortization of acquired deposit intangible assets of $5.7 million, increases in marketing and advertising expenses of $2.9 million related to multi-media brand awareness campaigns and Loyalty Banking® premiums for Union First Market Bank, and increases in communications expenses of $3.0 million. Data processing fees increased $2.0 million principally as a result of increases in acquired loans and deposits volumes. Additional other increases of $1.5 million related to ATM, bank card and overdraft losses. Professional fees increased $1.0 million primarily as a result of higher legal fees for continuing problem loan work outs and foreclosure activity. Due to maintenance of the Company’s portfolio of other real estate owned and collection efforts on problem loans, loan expenses increased $1.4 million. Salaries and benefits expense increased $24.6 million primarily due to higher salaries expense of $17.2 million related principally to additional personnel from the FMB acquisition, higher profit sharing expense of $3.0 million from improved profitability, higher group insurance costs of $1.9 million from higher current year premiums, and additional personnel. Commissions in the mortgage segment increased $2.5 million, or 31.2%, as a result of increased originations. Occupancy costs increased $4.4 million and primarily related to additional rental expense and operations of acquired branches. Furniture and equipment expense increased $2.0 million resulting from higher depreciation and amortization expense related to acquired fixed assets and maintenance and equipment service contracts.

Total costs associated with the acquisition of FMB were $7.9 million and $1.5 million for the years ended December 31, 2010 and 2009, respectively. Costs included legal and accounting fees, lease and contract termination expenses, system conversion, integrating operations, and employee severances, which were expensed as incurred. The costs are reported as a component of “Other operating expenses” within the Company’s “Consolidated Statements of Income.” Total acquisition costs incurred from the date the Company announced the acquisition of FMB in 2009 through December 31, 2010 were $9.4 million, $1.4 million below the initial estimate of $10.8 million. Other nonrecurring costs of $843,000 were incurred relating to merging two affiliate banks, Rappahannock National Bank and Northern Neck State Bank, into Union First Market Bank. The consolidation was completed on October 12, 2010 and no additional costs are expected to be incurred.

For the year ended December 31, 2009, noninterest expense increased $5.7 million, or 7.1%, to $85.3 million compared to $79.6 million for the year ended December 31, 2008. Other operating expenses increased $5.8 million. Of this increase, FDIC insurance assessment premiums accounted for $3.4 million and were comprised of a special insurance assessment of $1.2 million during the second quarter and an increase in the regular insurance assessment of $2.2 million. Merger and conversion costs, which included costs associated with the acquisition of First Market Bank increased $1.0 million to $1.5 million in 2009. Other costs contributing to the increase were higher professional fees of $1.1 million which included legal expenses of $665,000 relating to the Company’s problem loan workouts and collection activities and an accelerated contract payment of $420,000. Costs related to other real estate owned and loan expenses increased to $1.6 million from $754,000 last year. Marketing and advertising costs increased $125,000 primarily related to the Company’s Loyalty Banking® and other campaigns. These increases in other operating expenses were partially offset by a decrease in costs of approximately $600,000 related to administrative expenses. Salary and benefits costs increased $189,000, related to higher mortgage segment commissions of $2.6 million, partially offset by lower salary expenses of $942,000, profit sharing expense of $809,000 and incentive compensation of $959,000. In addition, furniture and equipment expenses declined $415,000, or 8.3%, primarily related to declining depreciation and amortization expense and rental costs. Excluding mortgage segment operations, increased FDIC special insurance assessment, the accelerated contract payment discussed above, acquisition related expenses and prior year conversion costs, noninterest expense increased approximately $388,000, or 0.5%.

During the first quarter of 2009, to replenish the FDIC’s DIF, the FDIC issued a final rule to impose a special insurance assessment of 5 basis points calculated on each bank’s total assets minus Tier 1 capital. The special insurance assessment was billed on June 30, payable on September 30 and recorded as a second quarter expense. During the second quarter of 2009, the Company expensed $1.2 million related to the FDIC special insurance assessment. The special insurance assessment was in addition to the regular quarterly risk-based assessment. The assessment base for regular quarterly insurance assessments was not changed. On November 12, 2009, the FDIC issued a final rule to require institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective January 1, 2011, and extended the restoration period from seven to eight years. The Company made a prepayment of $12.6 million during the fourth quarter, of which $3.3 million was expensed in 2010.

SEGMENT INFORMATION

Community Bank Segment

2010

For the year ended December 31, 2010, net income for the community banking segment increased approximately $13.9 million, or 234.3%, to $19.8 million compared to $5.9 million at December 31, 2009, largely attributable to the addition of FMB and improvement in the net interest margin, partially offset by nonrecurring acquisition costs. Net interest income increased $71.0 million, or 90.7%. This improvement was principally attributable to a decline in cost of interest-bearing liabilities and increased interest-earning assets related to the acquisition of FMB. The tax-equivalent net interest margin increased 100 basis points to 4.55 % from 3.55% in the prior year. The improvement in the cost of funds was principally a result of declining costs on certificates of deposit and money market accounts, fair value adjustments from acquisition accounting and lower costs related to FHLB borrowings. Provision for loan loss increased $6.1 million during 2010. Net interest income after the provision for loan losses increased $64.9 million, or 108.1%.

Noninterest income increased $9.0 million, or 53.8%, to $25.6 million from $16.6 million in the same period in 2009, and reflects the FMB acquisition for eleven months since the acquisition date. Other service charges and fees increased $5.4 million, primarily related to increases in debit and ATM card income, brokerage commissions and letter of credit fees. Other operating income increased $2.2 million and related to revenue from the acquired FMB trust operations and bank owned life insurance investment income. Account service charges increased $821,000 from overdraft and returned check charges and fees on commercial and deposit accounts. During the year, the Company recorded non-recurring gains on sales of other real estate owned of $628,000.

For the year ended December 31, 2010, noninterest expense increased $52.9 million, or 74.3%, to $124.1 million from $71.2 million for the year ended December 31, 2009 and reflects the FMB acquisition for the eleven months since acquisition date. Other operating expenses increased $26.1 million. This increase included increases in acquisition costs of $7.4 million, increases in amortization of acquired deposit intangible assets of $5.7 million, increases in marketing and advertising expenses of $2.9 million related to Loyalty Banking® premiums and multi-media brand awareness campaigns for Union First Market Bank, and increases in communications expenses of $2.8 million. Data processing fees increased $2.0 million principally as a result of increases in acquired loans and deposits volumes. Additional other increases of $1.4 million related to ATM, bank card and overdraft losses. Professional fees increased $947,000 primarily as a result of higher legal fees for continuing problem loan work outs and foreclosure activity. Due to maintenance of the Company’s portfolio of other real estate owned and collection efforts on problem loans these types of expenses increased $1.1 million.

Salaries and benefits expense increased $20.7 million primarily due to higher salaries expense of $14.0 million related principally to additional personnel from the FMB acquisition, higher profit sharing expense of $2.8 million from improved profitability, higher group insurance costs of $1.7 million from higher current year premiums and additional personnel. Occupancy costs increased $4.1 million primarily related to additional rental expense and operations of acquired branches. Furniture and equipment expense increased $1.9 million resulting from higher depreciation and amortization expense related to acquired fixed assets and maintenance and equipment service contracts.

2009

For the year ended December 31, 2009, net income for the community banking segment decreased approximately $8.6 million, or 59.1%, to $5.9 million compared to $14.5 million at December 31, 2008. Net interest income increased $1.0 million, or 1.4%, principally as a result of lower interest expense on deposits and borrowings. Provision for loan losses increased $8.2 million during 2009. Net interest income after the provision for loan losses decreased $7.2 million, or 10.7%.

Noninterest income decreased $3.2 million, or 15.8%, to $16.7 million for the year ended December 31, 2009 compared to 2008. Contributing to this decrease were declines in gains on sales of bank property of $1.9 million and service charges on deposit accounts and other fee income of $902,000 and $634,000, respectively. The decline in service charges and fees was primarily the result of decreased overdraft fees and returned check charges, annuity and brokerage commissions. During the same period in 2008, the Company recorded gains of $1.9 million from the sale of bank property and $198,000 relating to the mandatory redemption of certain classes of common stock to financial institution members of Visa U.S.A.

Noninterest expense increased $2.9 million, or 4.3%, to $71.2 million for the year ended December 31, 2009 compared to 2008. Other operating expenses increased $5.6 million compared to a year ago. Of this increase, FDIC insurance assessment premiums accounted for $3.4 million and were comprised of a special insurance assessment of $1.2 million during the second quarter and an increase in the regular insurance assessment of $2.2 million. Costs associated with the acquisition of First Market Bank were $1.5 million in 2009. Other costs contributing to the increase were higher professional fees of $1.1 million which included legal expenses of $665,000 relating to the Company’s problem loan workouts and collection activities and an accelerated contract payment of $420,000. Costs related to other real estate owned and loan expenses increased to $1.6 million from $754,000 a year ago.

Salary and benefits costs decreased $2.6 million, related to lower incentive compensation of $967,000, salary expenses of $964,000 and profit sharing expense of $852,000. In addition, furniture and equipment expenses decreased $348,000, or 7.6%, primarily related to declining depreciation and amortization expense. Occupancy expenses increased $285,000, or 4.7%. Excluding the costs related to the First Market Bank acquisition, the special FDIC insurance assessment premium in 2009, and the prior year’s affiliate banks’ conversion costs in 2008, noninterest expense increased $338,000, or 0.5%, when compared to the year ended December 31, 2008.

Mortgage Segment

For the year ended December 31, 2010, the mortgage segment net income increased $688,000, or 28.2%, to $3.1 million from $2.4 million in the same period of 2009. Originations increased $104.9 million from $703.7 million to $808.7 million, or 14.9%, compared to the same period last year, as gains on the sale of loans increased $5.5 million, or 33.1%. Gains on the sale of loans were driven by increased originations in addition to the contribution of newer branches originating loans at favorable margins, adjustments to loan fee and pricing policies and volume related revenue incentives. Noninterest expenses increased $5.0 million. Of this amount, salaries and benefits increased $3.8 million primarily related to increased commissions generated by loan originations as well as costs associated with additional branch office and corporate support personnel required to support production growth. Other operating expenses increased $756,000 principally due to origination related increased underwriting costs and loan expenses, investments in technology and additions to the branch office network.

For the year ended December 31, 2009, mortgage segment net income increased $2.4 million, to $2.4 million from $39,000 in 2008. Originations increased $279.0 million, or 65.7%, to $703.7 million from 2008 to 2009, resulting in an increase in loan revenue of $5.5 million, or 49.6%. Salaries and benefits increased $2.8 million principally due to commission expenses related to increased loan originations. Occupancy costs decreased $194,000 and furniture and equipment costs decreased $66,000 due to the nonrenewal of certain leased office locations and lower equipment rental expense, partially offset by the addition of two new office locations. Other operating expenses increased $168,000, principally due to increased underwriting fees related to loan volume and marketing costs.

BALANCE SHEET

Balance Sheet Overview

At December 31, 2010, total cash and cash equivalents were $61.2 million, an increase of $15.2 million from December 31, 2009. Securities available for sale increased $171.9 million, primarily related to higher investments in mortgage-backed and municipal securities acquired in the acquisition. Loans held for sale by the Company’s mortgage segment increased by $19.7 million from December 31, 2009 as mortgage production increased. Net loans increased $955.1 million, or 51.8%, from December 31, 2009, as a result of the acquired loan portfolio of FMB, which totaled $981.5 million at acquisition. At December 31, 2010, total assets were $3.8 billion, an increase of $1.2 billion from $2.6 billion at December 31, 2009, driven principally by the acquisition of FMB. Total deposits increased$1.2 billion from the prior year and related to the acquisition of FMB. Total other borrowings decreased by $57.9 million to $308.2 million at December 31, 2010 and principally related to lower short-term borrowings.

The Company completed a follow-on equity raise on September 16, 2009, which generated cash and capital of approximately $58.8 million, net of underwriting discounts, commissions and estimated offering expenses from the issuance of 4,725,000 shares of common stock at a price of $13.25 per share. During the fourth quarter of that same year, the Company redeemed the Series A Preferred Stock issued to the United States Department of the Treasury (the “Treasury”) by repaying $59 million received in December 2008 under the Capital Purchase Program.

The Company’s management remains focused on maintaining adequate levels of liquidity and capital at all times and believes sound risk management practices in underwriting and lending will enable it to successfully weather continued economic uncertainty in the marketplace.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2010 (dollars in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$215,202	$—	$—	$—	$215,202
Operating leases	23,119	4,473	6,318	4,942	7,386
Other short-term borrowings	23,500	23,500	—	—	—
Repurchase agreements	69,467	69,467	—	—	—

Total contractual obligations	$331,288	$97,440	$6,318	$4,942	$222,588

For more information pertaining to the previous table, reference Note 5 “Bank Premise and Equipment” and Note 8 “Borrowings” in the “Notes to the Consolidated Financial Statements.”

Loan Portfolio

Loans, net of unearned income were $2.8 billion and $1.9 billion at December 31, 2010 and 2009. Loans secured by real estate continue to represent the Company’s largest category, comprising 82.3% of the total loan portfolio.

The following table presents the composition of the Company’s loans, net of unearned income, and as a percentage of the Company’s total gross loans as of December 31, (dollars in thousands):

	2010		2009		2008		2007		2006
Mortgage loans on real estate:
Residential 1-4 family	$431,614	15.2%	$349,277	18.6%	$292,003	15.6%	$281,847	16.1%	$263,770	17.0%
Commercial	924,548	32.6%	596,773	31.8%	550,680	29.4%	500,118	28.6%	448,691	29.0%
Construction, land development, and other land loans	489,601	17.3%	307,726	16.4%	403,502	21.5%	396,928	22.7%	324,606	20.9%
Second mortgages	64,534	2.3%	34,942	1.9%	38,060	2.0%	37,875	2.2%	35,584	2.3%
Equity lines of credit	305,741	10.8%	182,449	9.7%	162,740	8.7%	128,897	7.4%	112,079	7.2%
Multifamily	91,397	3.2%	46,581	2.5%	37,321	2.0%	32,970	1.9%	29,263	1.9%
Agriculture	26,787	0.9%	26,191	1.4%	30,727	1.6%	18,958	1.1%	12,903	0.8%

Total real estate loans	2,334,222	82.3%	1,543,939	82.4%	1,515,033	80.8%	1,397,593	80.0%	1,226,896	79.2%

Commercial Loans	180,840	6.4%	126,157	6.7%	146,827	7.8%	136,317	7.8%	136,617	8.8%

Consumer installment loans
Personal	277,184	9.8%	148,811	7.9%	160,161	8.5%	173,650	9.9%	153,865	9.9%
Credit cards	19,308	0.6%	17,743	0.9%	15,723	0.8%	13,108	0.7%	9,963	0.6%

Total consumer installment loans	296,492	10.4%	166,554	8.8%	175,884	9.3%	186,758	10.6%	163,828	10.6%

All other loans	25,699	0.9%	37,574	2.0%	36,344	1.9%	27,152	1.6%	22,104	1.4%

Gross loans	2,837,253	100.0%	1,874,224	100.0%	1,874,088	100.0%	1,747,820	100.0%	1,549,445	100.0%

The following table presents the remaining maturities and type of rate (variable or fixed) on commercial and real estate constructions loans as of December 31, 2010 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Construction, land development and other land loans	$489,601	$416,022	$3,661	$3,646	$15	$69,918	$64,573	$5,345
Commercial	$180,840	$97,638	$3,325	$3,325	$—	$79,877	$64,509	$15,367

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. To manage the growth of the real estate loans in the loan portfolio, facilitate asset/liability management and generate additional fee income, the Company sells a portion of conforming first mortgage residential real estate loans to the secondary market as they are originated. Union Mortgage serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to meet Union First Market Bank’s current asset/liability management needs. This venture has provided Union First Market Bank’s customers with enhanced mortgage products and the Company with improved efficiencies through the consolidation of this function.

Asset Quality

The Company continued to experience deterioration in asset quality during 2010, principally within the builder residential real estate portfolio, as the housing market remained soft. While economic indicators suggest the recession has technically ended and there are some signs of increased economic activity, the signals are somewhat mixed and there could be additional deterioration in asset quality in the near term. The magnitude of any such softening is largely dependent upon any lagging impact on commercial real estate, the recovery of residential housing, and the pace at which the economies in the markets we serve recover. The Company does not originate or purchase loans from foreign entities or loans classified by regulators as highly leveraged transactions. The Company’s loan portfolio does not include exposure to option adjustable rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans or mortgage loans with initial teaser rates. The Company does have junior lien mortgages (“second mortgages”), primarily home equity loans. The Company’s second mortgage portfolio is originated within the Company’s footprint and represented approximately 2.3% of the total loan portfolio at December 31, 2010. The Company has low loss experience within this portfolio and is prompted to perform updated valuations upon identification of a borrower weakness. The sources of valuations are appraisals, broker price opinions, and automated valuation models.

While the level of nonperforming assets increased at the end of 2010, the levels are considered manageable by the Company. Resources continue to be devoted specifically to the ongoing review of the loan portfolio and the workouts of problem assets to minimize any losses to the Company. The Company has in place a special assets loan committee, which includes the Company’s Chief Executive Officer, Chief Credit Officer, and other senior lenders and credit officers. This committee formulates strategies, develops action plans, and approves all credit actions taken on significant problem loans. During the fourth quarter, the Company reassigned a senior officer, with significant real estate experience, to oversee the problem loan and other real estate owned (“OREO”) areas of the Company and manage the five special asset loan officers previously dedicated to that area. Management continues to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential and commercial real estate, and adjusts the allowance for loan losses accordingly. Historically, and particularly in the current economic environment, the Company seeks to work with its customers on loan collection matters while taking appropriate actions to improve the Company’s position and minimize any losses. These loans are closely managed and evaluated for collection with appropriate loss reserves established whenever necessary.

Net charge-offs for 2010 were $16.4 million, or 0.58%, of total loans. Net charge-offs included commercial loans of $7.1 million, other consumer loans of $2.9 million, construction loans of $2.7 million, commercial real estate loans of $1.9 million, and home equity lines of $1.4 million. At December 31, 2010, total past due loans were $114.2 million, or 4.02%, of total loans, an increase from 1.56% a year ago.

At December 31, 2010, nonperforming assets totaled $97.8 million, an increase of $53.0 million over the prior year-end. The increase in nonperforming assets was related to stresses in the residential home builder market, which were largely a result of the recent recession and the subsequent slow pace of the economic recovery. Nonperforming loans have increased as residential real estate borrowers (i.e., builders) continue to experience financial difficulties with the protracted economic recovery depleting their cash reserves and other repayment resources. In addition, after working with the borrowers, the Company has had to foreclose on various real estate collateral in order to avoid additional losses. The increase in nonperforming assets during the year related to increases in nonaccrual loans of $39.4 million and OREO of $13.6 million. Of the net increase in nonaccrual loans approximately half was attributable to residential real estate, and the remaining half split between the commercial real estate and land loan portfolios. The net increase in OREO was within the residential real estate portfolio. At December 31, 2010, the coverage ratio of the allowance for loan losses to nonperforming loans was 62.2%, a decline from 136.4% a year earlier. Despite this decline, impairment analyses provided appropriate reserves on these nonperforming loans while appropriate reserves on homogenous pools continue to be maintained. Nonperforming assets at December 31, 2010 included $61.7 million in nonperforming loans. This total includes residential real estate loans of $29.8 million, land loans of $14.1 million, commercial real estate loans of $13.7 million, commercial and industrial loans of $2.6 million and land development loans of $1.5 million.

Nonperforming assets also included $36.1 million in other real estate owned. This total includes residential real estate of $13.4 million, land development of $11.2 million, land of $7.7 million, commercial real estate of $2.8 million and land held for development of bank branch sites of $1.0 million. Included in land development is $8.6 million related to a residential community in the Northern Neck region of Virginia, which includes developed residential lots, a golf course and undeveloped land. Foreclosed properties were adjusted to their fair values at the time of each foreclosure and any losses were taken as loan charge-offs against the allowance for loan losses at that time. OREO asset valuations are also evaluated at least quarterly and any necessary write down to fair value is recorded as impairment. For the year ended December 31, 2010, the Company increased OREO by $13.6 million, selling $11.7 million of OREO at a net gain of $207,000 while adding $24.8 million, capitalizing costs of $404,000 and writing down OREO to fair market value by $43,000. The Company expects this type of activity to continue until the market for these properties and the economy as a whole sees marked improvement. The Company’s foreclosure practices are sound.

The following provides a roll-forward of the OREO activity from the end of 2009 to the end of 2010 (dollars in thousands):

Amounts
Beginning Balance - 12/31/2009	$22,509
Additions	24,791
Capitalized Improvements	404
Valuation Adjustments	(43)
Proceeds from sales	(11,747)
Gains from sales	207

Ending Balance - 12/31/2010	$36,122

Approximately $1.0 billion, or 35.8% of the Company’s loan portfolio is comprised of amortizing commercial real estate loans, of which approximately 44% is owner-occupied real estate and which typically carries a lower risk of loss. While there remain industry concerns over further softening in the commercial real estate sector, the Company’s portfolio is not highly speculative or concentrated in large credits. In addition, $489.6 million of the loan portfolio is concentrated in real estate construction loans, including raw land, land development, residential lots, speculative and pre-sold residential construction and commercial construction loans (both owner-occupied and non-owner-occupied). Of this amount, $209.0 million, or 42.7%, represents land and lot loans; $123.5 million, or 25.2%, represents land development loans; $83.8 million, or 17.1%, represents speculative and pre-sold residential construction loans and $73.3 million, or 15.0%, is commercial construction. The Company’s real estate lending is conducted within its operating footprint in markets it understands and monitors.

The following table summarizes activity in the allowance for loan losses over the past five years ended December 31, (dollars in thousands):

	2010	2009	2008	2007	2006
Balance, beginning of year	$30,484	$25,496	$19,336	$19,148	$17,116
Allowance from acquired bank	—	—	—	—	785
Loans charged-off:
Commercial	2,205	2,039	1,638	207	22
Real estate	12,581	8,702	18	—	—
Consumer	3,763	3,667	2,544	1,005	600

Total loans charged-off	18,549	14,408	4,200	1,212	622

Recoveries:
Commercial	551	71	52	30	102
Real estate	628	807	—	—	—
Consumer	924	272	288	310	317

Total recoveries	2,103	1,150	340	340	419

Net charge-offs	16,446	13,258	3,860	872	203
Provision for loan losses	24,368	18,246	10,020	1,060	1,450

Balance, end of year	$38,406	$30,484	$25,496	$19,336	$19,148

Allowance for loan losses to loans	1.35%	1.63%	1.36%	1.11%	1.24%
Net charge-offs to average loans	0.58%	0.71%	0.21%	0.05%	0.01%

The following table shows an allocation of the allowance for loan losses among loan categories based upon analysis of the loan portfolio’s composition, historical loan loss experience and other factors, as well as, the ratio of the related outstanding loan balances to total loans as of December 31, (dollars in thousands).

	2010		2009		2008		2007		2006
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial, financial and agriculture	$9,071	6.4%	$7,200	6.7%	$6,022	8.1%	$4,567	8.0%	$4,523	8.9%
Real estate construction	21,332	17.3%	16,931	16.4%	14,161	21.5%	10,740	22.7%	10,635	20.9%
Real estate mortgage	1,214	65.0%	964	66.0%	806	59.3%	611	57.3%	605	58.2%
Consumer & other	6,789	11.3%	5,389	10.9%	4,507	11.1%	3,418	12.0%	3,385	11.9%

Total	$38,406	100.0%	$30,484	100.0%	$25,496	100.0%	$19,336	100.0%	$19,148	100.0%

(1)	The percent represents the loan balance divided by total loans.

The provision for loan losses for the year ended December 31, 2010 was $24.4 million, an increase of $6.1 million from December 31, 2009. The allowance for loan losses as a percentage of the loan portfolio was 1.35% at December 31, 2010 and 1.63% for the period ended December 31, 2009. The current level of the allowance for loan losses reflect specific reserves related to nonperforming loans, changes in risk ratings on loans, net charge-off activity, loan growth, delinquency trends and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses. In acquisition accounting there was no carryover of FMB’s previously established allowance for loan losses. The increases in the provision for loan losses during the year were principally related to asset quality deterioration resulting from continued weaknesses in the residential home builder market. The reduction in the allowance for loan losses as a percentage of loans compared to the prior year is related to the elimination of FMB’s allowance for loan losses. The allowance for loan losses as a percentage of the total loan portfolio, adjusted for acquired loans, was 1.88% at December 31, 2010.

The following table presents a five-year comparison of nonperforming assets as of December 31, (dollars in thousands):

	2010	2009	2008	2007	2006
Nonaccrual loans	$61,716	$22,348	$14,412	$9,436	$10,873
Foreclosed properties	35,101	21,489	6,511	217	—
Real estate investment	1,020	1,020	629	476	—

Total nonperforming assets	$97,838	$44,857	$21,552	$10,129	$10,873

Loans past due 90 days and accruing interest	$15,332	$7,296	$3,082	$905	$208

Nonperforming assets to loans, foreclosed properties & real estate investments	3.40%	2.36%	1.15%	0.58%	0.70%
Allowance for loan losses to nonaccrual loans	62.23%	136.41%	176.91%	204.92%	176.11%

Securities Available for Sale

At December 31, 2010, the Company had securities available for sale, at fair value, in the amount of $572.4 million, or 14.9% of total assets, as compared to $400.6 million, or 15.5%, of total assets as of December 31, 2009. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. All of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The following table sets forth a summary of the securities available for sale, at fair value as of December 31, (dollars in thousands):

	2010	2009	2008
U.S. government and agency securities	$9,961	$5,763	$—
Obligations of states and political subdivisions	175,032	124,126	120,257
Corporate and other bonds	15,065	15,799	12,136
Mortgage-backed securities	344,038	236,005	160,531
Federal Reserve Bank stock	6,716	3,683	3,383
Federal Home Loan Bank stock	18,345	14,958	13,171
Other securities	3,284	257	233

Total securities available for sale, at fair value	$572,441	$400,591	$309,711

During each quarter and at year end the Company conducts an assessment of the securities portfolio for other-than-temporary-impairment (“OTTI”) consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance and relevant industry research and analysis. Based on the assessment and in accordance with the revised guidance, no OTTI was recognized at December 31, 2010. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary cause of temporary impairments was the increase in spreads over comparable Treasury bonds.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale, at fair value and their weighted average yields as of December 31, 2010 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years and Equity Securities	Total
U.S. government and agency securities:
Amortized cost	$—	$9,464	$—	$146	$9,610
Fair value	—	9,918	—	43	9,961
Weighted average yield (1)	—	4.38%	—	—	4.48%
Mortgage backed securities:
Amortized cost	$4,254	$19,258	$57,286	$253,898	$334,696
Fair value	4,334	20,094	59,686	259,924	344,038
Weighted average yield (1)	4.33%	4.40%	3.99%	3.91%	3.96%

Obligations of states and political subdivisions:
Amortized cost	$325	$8,370	$32,015	$135,721	$176,431
Fair value	331	8,571	32,741	133,389	175,032
Weighted average yield (1)	4.68%	4.66%	4.65%	4.20%	4.30%

Other securities:
Amortized cost	$1,499	$2,029	$1,326	$39,009	$43,863
Fair value	1,567	2,026	1,365	38,452	43,410
Weighted average yield (1)	5.90%	5.28%	4.70%	5.15%	5.17%

Total securities available for sale:
Amortized cost	$6,078	$39,121	$90,627	$428,774	$564,600
Fair value	6,232	40,609	93,792	431,808	572,441
Weighted average yield (1)	4.74%	4.50%	4.23%	4.11%	4.17%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of December 31, 2010, the Company maintained a diversified municipal bond portfolio with three quarters of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the Commonwealth of Virginia represented 10% and the only state with a concentration above 10% was Texas which represented 29% of the municipal portfolio. Approximately 80% of municipal holdings are considered investment grade by Moody’s or S&P. The non-investment grade securities are principally insured Texas municipalities with no underlying rating. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Deposits

As of December 31, 2010, total average deposits were $3.0 billion, up $1.0 billion from December 31, 2009. This net increase was due to the acquisition of First Market Bank. Total interest-bearing deposits consist principally of certificates of deposit and money market account balances. Total certificates of deposit and money market accounts were $1.3 billion and $783.4 million, respectively, or 79.3% of total interest-bearing deposits.

The average deposits and rates paid for the past three years and maturities of certificates of deposit of $100,000 and over as of December 31 are as follows (dollars in thousands):

	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$468,631		$289,769		$272,764
Interest-bearing deposits:
NOW accounts	345,927	0.22%	201,520	0.16%	218,349	0.62%
Money market accounts	724,802	0.89%	429,501	1.84%	238,540	2.39%
Savings accounts	151,169	0.37%	99,914	0.38%	100,782	0.58%
Time deposits of $100,000 and over	639,406	1.88%	447,659	3.36%	435,807	3.98%
Brokered CDs	—	0.00%	8,985	2.75%	57,100	3.59%
Other time deposits	645,110	1.70%	492,186	3.16%	442,491	3.90%

Total interest-bearing	2,506,414	1.23%	1,679,765	2.35%	1,493,069	2.97%

Total average deposits	$2,975,045		$1,969,533		$1,765,833

	Within 3 Months	3 - 6 Months	6 - 12 Months	Over 12 Months	Total	Percent Of Total Deposits
Maturities of time deposits of $100,000 and over	$154,162	$74,836	$119,298	$215,079	$563,375	18.35%

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

The Federal Reserve and the FDIC, has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a ratio of total capital to risk-weighted assets of 14.68% and 14.70% on December 31, 2010 and 2009, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 12.95% and 13.45% at December 31, 2010 and 2009, respectively, allowing the Company to meet the definition of “well-capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2010 and 2009. The Company’s equity to asset ratio at December 31, 2010, 2009 and 2008 were 11.16%, 10.90% and 10.73%, respectively.

In connection with two bank acquisitions, Prosperity Bank & Trust Company and Guaranty Bank, the Company has issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes. The acquired bank branches were financed through normal operations.

On December 19, 2008, the Company entered into a Letter Agreement with Treasury, pursuant to which it issued 59,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) for $59 million. The issuance was made pursuant to the Treasury’s Capital Purchase Program (the “CPP”) under the Troubled Asset Relief Program. In November 2009, the Company redeemed the Series A Preferred Stock, by repaying, with accumulated dividends, the $59 million it received in December 2008. Additionally, in December 2009, the Company entered into a Warrant Repurchase Letter Agreement (“Warrant Repurchase”) with the Treasury to repurchase a warrant to purchase 211,318 shares of the Company’s common stock that was issued in connection with the Company’s sale of Series A Preferred Stock. As a result of the Warrant Repurchase, the Company had no securities issued or outstanding to the Treasury and was no longer participating in the Treasury’s CPP as of November 18, 2009.

The Company’s outstanding series of preferred stock resulted from the acquisition of First Market Bank. On February 6, 2009, First Market Bank issued and sold to the Treasury 33,900 shares of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B and a warrant to purchase up to 1,695 shares of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C. The Treasury immediately exercised the warrant for the entire 1,695 shares. In connection with the Company’s acquisition of FMB, the Company’s board of directors established a series of preferred stock with substantially identical preferences, rights and limitations to the First Market Bank preferred stock, except as explained below. Pursuant to the closing of the acquisition, each share of First Market Bank Series B and Series C preferred stock was exchanged for one share of the Company’s Series B Preferred Stock. The Series B Preferred Stock of the Company pays cumulative dividends to the Treasury at a rate of 5.19% per annum for the first five years and thereafter at a rate of 9.0% per annum. The 5.19% dividend rate is a blended rate comprised of the dividend rate of the 33,900 shares of First Market Bank 5% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B and 1,695 shares of First Market Bank 9% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A. The Series B Preferred Stock of the Company is non-voting and each share has a liquidation preference of $1,000. The Company anticipates redemption of this capital issue during 2011, subject to regulatory approval. Despite the Treasury’s being the sole holder of the Company’s Series B Preferred Stock, the Company is not considered a participant in the Treasury’s CPP.

The following summarizes the Company’s regulatory capital and related ratios over the past three years ended December 31, (dollars in thousands):

	2010	2009	2008
Tier 1 capital:
Preferred stock - liquidity value	$35,595	$—	$590
Common stock - par value	34,532	24,462	18,055
Surplus	185,763	98,136	101,719
Retained earnings	169,801	155,047	155,140
Warrant	—	—	2,808
Discount on preferred stock	(1,177)	—	(2,790)

Total equity	424,514	277,645	275,522
Plus: qualifying trust preferred capital notes	58,500	58,500	58,500
Less: core deposit intangibles/goodwill/unrealized gain(loss) on AFS	84,849	63,797	65,896

Total Tier 1 capital	398,165	272,348	268,126

Tier 2 capital:
Subordinated debt	14,892	—	—
Allowance for loan losses	38,406	25,374	25,191

Total Tier 2 capital	53,298	25,374	25,191

Total risk-based capital	$451,463	$297,722	$293,317

Risk-weighted assets	$3,075,330	$2,024,824	$2,015,008

Capital ratios:
Tier 1 risk-based capital ratio	12.95%	13.45%	13.31%
Total risk-based capital ratio	14.68%	14.70%	14.56%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.55%	10.86%	11.14%
Equity to total assets	11.16%	10.90%	10.73%

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

At December 31, 2010, Union Mortgage had rate lock commitments to originate mortgage loans amounting to $111.7 million and loans held for sale of $74.0 million. Union Mortgage has entered into corresponding mandatory commitments on a best-efforts basis to sell loans on a servicing-released basis totaling approximately $185.7 million. These commitments to sell loans are designed to eliminate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

The following table represents the Company’s other commitments with balance sheet or off-balance sheet risk as of December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$782,782	$462,541
Standby letters of credit	38,347	25,449
Mortgage loan rate lock commitments	111,655	111,123

Total commitments with off-balance sheet risk	$932,784	$599,113

Commitments with balance sheet risk:
Loans held for sale	$73,974	$54,280

Total commitments with balance sheet risk	$73,974	$54,280

Total other commitments	$1,006,758	$653,393

(1)	Includes unfunded overdraft protection.

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

At December 31, 2010, cash and cash equivalents and securities classified as available for sale comprised 16.5% of total assets, compared to 17.3% at December 31, 2009. Asset liquidity is also provided by managing loan and securities maturities and cash flows.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The community bank segment maintains Federal funds lines with several regional banks totaling $129.0 million as of December 31, 2010. Under these lines $23.5 million was outstanding at December 31, 2010. The Company had outstanding borrowings pursuant to securities sold under agreements to repurchase transactions with a maturity of one day of $69.5 million as of December 31, 2010 compared to $50.6 million as of December 31, 2009. Lastly, the Company had a collateral dependent line of credit with the FHLB for up to $660.5 million as of December 31, 2010. There was approximately $141.0 million outstanding under this line at December 31, 2010.

NON GAAP MEASURES

Beginning January 1, 2009, business combinations must be accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The Company has accounted for its previous business combinations under the purchase method of accounting. The acquisitions of the acquired bank branches, Prosperity, and Guaranty are the three business combinations accounted for using the purchase method of accounting. In connection with the First Market Bank acquisition, accounted for using the acquisition method of accounting, the Company recorded $26.4 million of core deposit intangible, $1.2 million of trademark intangible and $1.1 million in goodwill. None of the goodwill recognized will be deductible for income tax purposes. At December 31, 2010, core deposit intangible, goodwill, and trademark intangible, assets totaled $26.8 million, $57.6 million, and $833,000, respectively, compared to $7.7 million in core deposit intangible and $56.5 million in goodwill in 2009.

In reporting the results of 2010 and 2009, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Cash basis operating earnings per share was $1.10 for the year ended December 31, 2010 compared to $0.63 in 2009. Cash basis return on average tangible common equity and assets for the year ended December 31, 2010 was 9.35% and 0.76%, respectively, compared to 5.54% and 0.38%, respectively, in 2009.

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

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, (dollars in thousands):

	2010	2009
Net income	$22,922	$8,360
Plus: core deposit intangible amortization, net of tax	4,721	1,251
Plus: trademark intangible amortization, net of tax	239	—

Cash basis operating earnings	27,882	9,611

Average assets	3,752,569	2,578,808
Less: average trademark intangible	933	—
Less: average goodwill	57,566	56,474
Less: average core deposit intangibles	28,470	8,639

Average tangible assets	3,665,599	2,513,695

Average equity	416,577	288,243
Less: average trademark intangible	933	—
Less: average goodwill	57,566	56,474
Less: average core deposit intangibles	28,470	8,639
Less: average preferred equity	31,387	49,512

Average tangible common equity	$298,221	$173,618

Weighted average shares outstanding, diluted	25,268,216	15,201,993
Cash basis earnings per share, diluted	$1.10	$0.63
Cash basis return on average tangible assets	0.76%	0.38%
Cash basis return on average tangible common equity	9.35%	5.54%

QUARTERLY RESULTS

The following table presents the Company’s quarterly performance for the years ended December 31, 2010 and 2009 (dollars in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth	Total (1)
For the Year 2010
Interest and dividend income	$43,318	$49,295	$48,440	$48,768	$189,821
Interest expense	9,158	9,755	9,791	9,541	38,245

Net interest income	34,160	39,540	38,649	39,227	151,576
Provision for loan losses	5,001	3,955	5,912	9,500	24,368

Net interest income after provision for loan losses	29,159	35,585	32,737	29,727	127,208
Noninterest income	9,739	12,128	12,353	13,078	47,298
Noninterest expenses	36,800	35,148	33,984	37,069	143,001

Income before income taxes	2,098	12,565	11,106	5,736	31,505
Income tax expense	399	3,839	3,033	1,312	8,583

Net income	$1,699	$8,726	$8,073	$4,424	$22,922
Dividends paid and accumulated on preferred stock	303	462	462	462	1,689
Accretion of discount on preferred stock	51	50	62	63	225

Net income available to common shareholders	$1,345	$8,214	$7,549	$3,899	$21,008

Earnings per share, basic	$0.06	$0.32	$0.29	$0.15	$0.83
Earnings per share, diluted	$0.06	$0.32	$0.29	$0.15	$0.83

For the Year 2009
Interest and dividend income	$31,364	$31,977	$32,502	$32,744	$128,587
Interest expense	13,650	13,273	11,685	10,163	48,771

Net interest income	17,714	18,704	20,817	22,581	79,816
Provision for loan losses	3,130	4,855	4,517	5,744	18,246

Net interest income after provision for loan losses	14,584	13,849	16,300	16,837	61,570
Noninterest income	7,333	9,278	7,911	8,445	32,967
Noninterest expenses	19,927	22,351	21,105	21,904	85,287

Income before income taxes	1,990	776	3,106	3,378	9,250
Income tax expense (benefit)	237	(177)	301	529	890

Net income	$1,753	$953	$2,805	$2,849	$8,360

Dividends paid and accumulated on preferred stock	738	738	737	483	2,696
Accretion of discount on preferred stock	123	124	125	2,418	2,790

Net income (loss) available to common shareholders	$892	$91	$1,943	$(52)	$2,874

Earnings per share, basic	$0.07	$0.01	$0.13	$—	$0.19
Earnings per share, diluted	$0.07	$0.01	$0.13	$—	$0.19

(1)	The sum of quarterly financial information may vary from year-to-date financial information due to rounding.

ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This information is incorporated herein by reference from Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

ITEM 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Union First Market Bankshares Corporation (formerly Union Bankshares Corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union First Market Bankshares Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Union First Market Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2011 expressed an unqualified opinion on the effectiveness of Union Bankshares Corporation and subsidiaries’ internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have audited Union First Market Bankshares Corporation (formerly Union Bankshares Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Union Bankshares Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Union First Market Bankshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Union First Market Bankshares Corporation and subsidiaries and our report dated March 9, 2011 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 9, 2011

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

(Dollars in thousands, except share amounts)

	2010	2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$58,951	$38,725
Interest-bearing deposits in other banks	1,449	4,106
Money market investments	158	127
Other interest-bearing deposits	—	2,598
Federal funds sold	595	355

Total cash and cash equivalents	61,153	45,911

Securities available for sale, at fair value	572,441	400,591

Loans held for sale	73,974	54,280

Loans, net of unearned income	2,837,253	1,874,224
Less allowance for loan losses	38,406	30,484

Net loans	2,798,847	1,843,740

Bank premises and equipment, net	90,680	78,722
Other real estate owned	36,122	22,509
Core deposit intangibles, net	26,827	7,690
Goodwill	57,567	56,474
Other assets	119,636	77,355

Total assets	$3,837,247	$2,587,272

LIABILITIES
Noninterest-bearing demand deposits	$484,867	$294,222
Interest-bearing deposits:
NOW accounts	381,512	215,327
Money market accounts	783,431	446,980
Savings accounts	153,724	102,852
Time deposits of $100,000 and over	563,375	407,894
Other time deposits	703,150	449,089

Total interest-bearing deposits	2,585,192	1,622,142

Total deposits	3,070,059	1,916,364

Securities sold under agreements to repurchase	69,467	50,550
Other short-term borrowings	23,500	115,201
Long-term borrowings	154,892	140,000
Trust preferred capital notes	60,310	60,310
Other liabilities	30,934	22,759

Total liabilities	3,409,162	2,305,184

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock Series B, $10.00 par value, $1,000 liquidation preference, shares authorized 59,000; issued and outstanding, 35,595 shares at December 31, 2010 and none at December 31, 2009	35,595	—
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 26,004,197 shares at December 31, 2010 and 18,419,567 shares at December 31, 2009	34,532	24,462
Surplus	185,763	98,136
Retained earnings	169,801	155,047
Discount on preferred stock	(1,177)	—
Accumulated other comprehensive income	3,571	4,443

Total stockholders’ equity	428,085	282,088

Total liabilities and stockholders’ equity	$3,837,247	$2,587,272

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands, except per share amounts)

	2010	2009	2008
Interest and dividend income:
Interest and fees on loans	$169,549	$112,316	$120,642
Interest on Federal funds sold	17	1	98
Interest on deposits in other banks	77	135	39
Interest on money market investments	—	—	1
Interest on other interest-bearing deposits	—	—	49
Interest and dividends on securities:
Taxable	13,958	10,606	9,068
Nontaxable	6,220	5,529	5,198

Total interest and dividend income	189,821	128,587	135,095

Interest expense:
Interest on deposits	30,742	39,451	44,298
Interest on Federal funds purchased	33	27	380
Interest on short-term borrowings	1,790	2,261	4,407
Interest on long-term borrowings	5,680	7,032	8,137

Total interest expense	38,245	48,771	57,222

Net interest income	151,576	79,816	77,873
Provision for loan losses	24,368	18,246	10,020

Net interest income after provision for loan losses	127,208	61,570	67,853

Noninterest income:
Service charges on deposit accounts	9,105	8,252	9,154
Other service charges, commissions and fees	11,395	6,003	6,637
Gains on securities transactions, net	58	163	29
Gains on sales of loans	22,151	16,654	11,120
Gains (losses) on sales of other real estate owned and bank premises, net	628	(37)	1,826
Other operating income	3,961	1,932	1,789

Total noninterest income	47,298	32,967	30,555

Noninterest expenses:
Salaries and benefits	67,913	43,315	43,126
Occupancy expenses	11,417	7,051	6,960
Furniture and equipment expenses	6,594	4,573	4,988
Other operating expenses	57,077	30,348	24,562

Total noninterest expenses	143,001	85,287	79,636

Income before income taxes	31,505	9,250	18,772
Income tax expense	8,583	890	4,258

Net income	$22,922	$8,360	$14,514
Dividends paid on preferred stock	1,688	2,696	—
Amortization of discount on preferred stock	226	2,790	18

Net income available to common stockholders	$21,008	$2,874	$14,496

Earnings per common share, basic	$0.83	$0.19	$1.08

Earnings per common share, diluted	$0.83	$0.19	$1.07

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Warrant	Discount on Preferred Stock	Accumu- lated Other Compre- hensive Income (Loss)	Compre- hensive Income (Loss)	Total
Balance - December 31, 2007	$—	$17,879	$40,758	$152,238	$—	$—	$1,207		$212,082

Comprehensive income:
Net income				14,514				$14,514	14,514
Unrealized holding losses arising during the period (net of taxes, $1,568)								(2,912)
Reclassification adjustment for gains included in net income (net of taxes, $10)								(19)

Other comprehensive loss (net of taxes, $1,578)							(2,931)	(2,931)	(2,931)

Total comprehensive income								$11,583

Cash dividends common stock ($.74 per share)				(9,990)					(9,990)
Tax benefit from exercise of stock awards			58						58
Cumulative-effect of a change in accounting principle				(1,604)					(1,604)
Issuance of preferred stock	590		58,334		2,808	(2,808)			58,924
Amortization of preferred stock discount				(18)		18			—
Stock purchased under stock repurchase plan (15,000 shares)		(20)	(234)						(254)
Issuance of common stock under Dividend Reinvestment Plan (57,747 shares)		78	1,010						1,088
Issuance of common stock under Incentive Stock Option Plan (57,419 shares)		77	698						775
Issuance of restricted stock under Incentive Stock Option Plan (3,282 shares)		4	(4)						—
Issuance of common stock for services rendered (27,721 shares)		37	521						558
Stock-based compensation expense			578						578

Balance - December 31, 2008	590	18,055	101,719	155,140	2,808	(2,790)	(1,724)		273,798

Comprehensive income:
Net income				8,360				$8,360	8,360
Unrealized holding gains arising during the period (net of taxes, $3,378)								6,273
Reclassification adjustment for gains included in net income (net of taxes, $57)								(106)

Other comprehensive income (net of taxes, $3,321)							6,167	6,167	6,167

Total comprehensive income								$14,527

Cash dividends common stock ($.30 per share)				(4,372)					(4,372)
Tax benefit from exercise of stock awards			4						4
Repurchase of preferred stock (59,000 shares)	(590)		(57,439)	(971)					(59,000)
Issuance costs of preferred stock			(67)						(67)
Dividend on preferred stock				(2,696)					(2,696)
Amortization of preferred stock discount				(414)		2,790			2,376
Repurchase of warrant					(2,808)				(2,808)
Issuance of Common Stock (4,725,000 shares)		6,284	52,644						58,928
Issuance of common stock under Dividend Reinvestment Plan (32,344 shares)		43	402						445
Issuance of common stock under Incentive Stock Option Plan (1,800 shares)		2	15						17
Issuance of restricted stock under Incentive Stock Option Plan (14,474 shares)		20	(20)						—
Issuance of common stock for services rendered (43,516 shares)		58	458						516
Stock-based compensation expense			420						420

Balance - December 31, 2009	—	24,462	98,136	155,047	—	—	4,443		282,088

Comprehensive income:
Net income				22,922				$22,922	22,922
Change in fair value of interest rate swap								(1,476)
Unrealized holding gains arising during the period (net of taxes, $345)								642
Reclassification adjustment for gains included in net income (net of taxes, $20)								(38)

Other comprehensive loss (net of taxes, $325)							(872)	(872)	(872)

Total comprehensive income								$22,050

Cash dividends common stock ($.25 per share)				(6,484)					(6,484)
Tax benefit from exercise of stock awards			7						7
Issuance of of preferred stock	35,595					(1,403)			34,192
Dividends on preferred stock				(1,458)					(1,458)
Accretion of discount on preferred stock				(226)		226			—
Issuance of Common Stock (7,477,273 shares)		9,945	86,022						95,967
Issuance of common stock under Dividend Reinvestment Plan (19,085 shares)		25	323						348
Issuance of common stock under Incentive Stock Option Plan (7,016 shares)		10	51						61
Issuance of restricted stock under Incentive Stock Option Plan (24,939 shares), net of shares withheld for employee taxes		33	(90)						(57)
Issuance of common stock for services rendered (42,680 shares)		57	536						593
Stock-based compensation expense			778						778

Balance - December 31, 2010	$35,595	$34,532	$185,763	$169,801	$—	$(1,177)	$3,571		$428,085

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands)

	2010	2009	2008
Operating activities:
Net income	$22,922	$8,360	$14,514
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of bank premises and equipment	6,502	5,067	5,293
Amortization, net	6,300	4,407	2,512
Provision for loan losses	24,368	18,246	10,020
Gains on the sale of investment securities	(58)	(163)	(29)
Tax benefit from exercise of stock-based awards	7	4	58
Deferred tax benefit	(1,273)	(2,425)	(1,313)
Origination of loans held for sale	(808,663)	(703,477)	(424,601)
Proceeds from sales of loans held for sale	788,969	678,621	420,425
Gains (loss) on sales of other real estate owned and bank premises, net	(628)	37	(1,826)
Stock-based compensation expenses	778	420	578
Issuance of common stock grants for services	593	516	558
Prepayment of FDIC insurance assessment	—	(11,805)	—
Increase in other assets	(470)	(1,893)	(6,932)
Increase (decrease) in other liabilities	6,343	5,216	(1,102)

Net cash and cash equivalents provided by operating activities	45,690	1,131	18,155

Investing activities:
Purchases of securities available for sale	(191,030)	(181,219)	(68,254)
Proceeds from sales of securities available for sale	106,549	14,005	881
Proceeds from maturities, calls and paydowns of securities available for sale	126,158	83,964	35,895
Net increase in loans	(23,204)	(33,301)	(130,128)
Net increase in bank premises and equipment	(2,229)	(6,315)	(5,151)
Proceeds from sales of other real estate owned	11,747	4,452	—
Cash acquired in bank and branch acquisitions	137,460	—	—

Net cash and cash equivalents provided by (used in) investing activities	165,451	(118,414)	(166,757)

Financing activities:
Net increase (decrease) in noninterest-bearing deposits	19,528	19,393	(6,576)
Net increase (decrease) in interest-bearing deposits	(74,156)	(30,038)	273,997
Net increase (decrease) in short-term borrowings	(132,784)	42,479	(159,604)
Net increase (decrease) in long-term borrowings	(897)	(10,000)	80,500
Cash dividends paid - common stock	(6,484)	(4,372)	(9,990)
Cash dividends paid - preferred stock	(1,458)	(2,696)	—
(Repurchase) issuance of preferred stock and warrant	—	(59,499)	58,924
Repurchase of common stock	—	—	(254)
Issuance of common stock	409	59,390	1,863
Taxes paid related to net share settlement of equity awards	(57)	—	—

Net cash and cash equivalents (used in) provided by financing activities	(195,899)	14,657	238,860

Increase (decrease) in cash and cash equivalents	15,242	(102,626)	90,258
Cash and cash equivalents at beginning of the period	45,911	148,537	58,279

Cash and cash equivalents at end of the period	$61,153	$45,911	$148,537

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$38,075	$49,854	$57,520
Income taxes	11,794	2,173	7,470

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on securities available for sale	$929	$9,488	$(4,509)
Changes in fair value of interest rate swap (loss) gain	(1,476)	—	—
Transfers from loans to other real estate owned	24,791	19,906	6,376
Cumulative-effect of a change in accounting principle	—	—	(1,604)

Transactions related to bank and branch acquisitions
Increase in assets and liabilities:
Loans	$981,541	$—	$—
Securities	218,676	—	—
Other assets	78,542	—	—
Noninterest bearing deposits	171,117	—	—
Interest bearing deposits	1,037,206	—	—
Borrowings	75,789	—	—
Other liabilities	1,832	—	—

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and practices of Union First Market Bankshares Corporation and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“U. S.”) (“GAAP”) follow general practice within the banking industry. Major policies and practices are described below. Effective February 1, 2010, the Company acquired First Market Bank, FSB, a privately held federally chartered savings bank (“First Market Bank” or “FMB”). Upon completion of the merger, the Company changed its name from Union Bankshares Corporation to Union First Market Bankshares Corporation. The acquisition of First Market Bank is discussed in Note 2 “Acquisition” in these “Notes to the Consolidated Financial Statements” and the following footnotes do not contain any financial results of First Market Bank for 2009 or the month of January 2010.

(A) Principles of Consolidation

The consolidated financial statements include the accounts of the Company, which is a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Union First Market Bank (the “Bank”) and of Union Investment Services Inc. Subsequent to the acquisition of First Market Bank, it was merged with the Company’s largest subsidiary, Union Bank and Trust Company in February 2010 and the combined bank operates under the name Union First Market Bank. The remaining two affiliates, Northern Neck State Bank and Rappahannock National Bank were merged into Union First Market Bank during October 2010. Union Mortgage Group, Inc. (“Union Mortgage”) is a wholly owned subsidiary of Union First Market Bank. Union First Market Bank also has a non-controlling interest in Johnson Mortgage Company, LLC, which is accounted for under the equity method of accounting. The Company’s Statutory Trust I and II, wholly owned subsidiaries of the Company, were formed for the purpose of issuing redeemable Trust Preferred Capital Notes in connection with the Company’s acquisitions of Guaranty Financial Corporation in May 2004 and its wholly owned subsidiary, Guaranty Bank (“Guaranty”) and Prosperity Bank & Trust Company (“Prosperity”) in April 2006. Accounting Standards Codification (“ASC”) 860 Transfers and Servicing, precludes the Company from consolidating Statutory Trusts I and II. The subordinated debts payable to the trusts are reported as liabilities of the Company. All significant inter-company balances and transactions have been eliminated. The accompanying consolidated financial statements for prior periods reflect certain reclassifications in order to conform to the current presentation.

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

Securities classified as held for trading are those debt and equity securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. The Company has no securities in this category.

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

(C) Loans Held for Sale

Loans originated and intended for sale in the secondary market are sold, servicing released and carried at the lower of cost or estimated fair value, which is determined in the aggregate based on sales commitments to permanent investors or on current market rates for loans of similar quality and type. In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. As a result, loans held for sale are stated at fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

(D) Loans

The Company originates commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and residential real estate loans (including acquisition and development loans and residential construction loans) throughout its market area. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in those markets.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs generally are reported at their outstanding unpaid principal balances adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The Company has two loan portfolio level segments and ten loan class levels for reporting purposes. The two loan portfolio level segments are commercial and consumer. Within the commercial loan portfolio segment there are three loan classes for reporting purposes: commercial real estate, commercial construction, and other commercial.

Commercial real estate loans are term loans typically made (a) to borrowers to support income producing properties that rely upon the successful operation of the property for repayment and (b) to borrowers to support owner-occupied properties that rely upon the successful operation of the business occupying the property for repayment. General market conditions and economic activity may impact the performance of these types of loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by diversifying the lending to various lines of businesses, such as owner-occupied, retail, and office as well as avoiding concentrations to any one business or industry.

Commercial construction loans are generally made to commercial and residential builders for specific construction projects. The successful repayment of these types of loans is generally dependent upon (a) a pre-planned commitment for permanent financing from the Company or another lender, or (b) from the sale of the constructed property. These loans carry more risk than commercial real estate term loans due to the dynamics of construction projects, changes in interest rates, long-term financing market, and state and local government regulations. As in commercial real estate term lending, the Company manages risk by using specific underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry.

Other commercial loans generally support two types of cash flow needs for borrowers. The first supports their need for equipment/vehicle purchases and other short-term or seasonal cash flow needs. Repayment relies upon the successful operation of the business. This type of lending carries a lower level of commercial credit risk as compared to other commercial lending within this class of lending. The Company manages this risk by using specific underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry. The second type of loan in this class is loans to residential home builders to support their land and lot inventory needs. Repayment relies upon the successful performance of the underlying residential real estate project. This type of lending carries a higher level of risk as compared to other commercial lending. This class of lending manages risks related to residential real estate market conditions, a functioning first and secondary market in which to sell residential properties, and the borrower’s ability to manage inventory and run projects. The Company manages this risk by lending to experienced builders and developers, by using specific underwriting policies and procedures for these types of loans, and by avoiding concentrations with any particular customer or geographic region.

The consumer loan portfolio segment is comprised of seven classes; mortgage, consumer construction, indirect auto, indirect marine, home equity lines of credit (“HELOCs”), credit card and other consumer. These are generally small loans spread across many borrowers, supported by computer-based loan approval systems and business line policies and procedures that aid in managing risk. The Company’s consumer portfolio consists principally of loans secured by real estate, followed by indirect auto lending and indirect marine lending.

The Company manages the unique risks related to consumer construction to acceptable levels through certain policies and procedures, such as, limiting loan to value ratios at loan origination, requiring standards for appraisers, and not making subprime loans under any circumstances.

The indirect auto lending generally carries certain risks associated with the values of the collateral that management must mitigate. The company focuses its indirect auto lending on one to two year old used vehicles where substantial depreciation has already occurred thereby minimizing the risk of significant loss of collateral values in the future. This type of lending places reliance on computer-based loan approval systems to supplement other underwriting standards.

The indirect marine lending is to borrowers that are well qualified with ample capacity to repay and typically lends against large marine vessels (i.e., yachts). Risks in this class of lending are generally related to the borrower’s ability to guard against the effects of economic downturns or sustained levels of unemployment. This type of lending places reliance on computer-based loan approval systems to supplement other underwriting standards.

Nonaccruals, Past Dues, and Charge-offs

The policy for placing commercial loans on nonaccrual status is generally when the loan is 90 days delinquent unless the credit is well secured and in process of collection, but in any event no later than 180 days past due. Consumer loans—(consumer construction, mortgages, indirect auto and marine, HELOCs, credit cards and other) are typically charged-off when management judges the loan to be uncollectible or the borrower files for bankruptcy, but no later than 120 days past due and generally not placed on nonaccrual status prior to charge-off. Commercial loans are typically written down to net realizable value when it is determined that the Company will be unable to collect the principal amount in full and the amount of the loss is estimable, in any event no later than 180 days. All classes of loans are considered past due or delinquent when a contractual payment has not been satisfied. In all cases, loans are placed on non-accrual status or charged-off at an earlier date if collection of principal and interest is considered doubtful and in accordance with regulatory requirements.

For both the commercial and consumer loan segments, all interest accrued but not collected for loans placed on non-accrual status or charged-off is reversed against interest income. Payments and interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(E) Allowance for Loan Losses

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb potential losses in the portfolio. Loans are charged against the allowance when management believes the collectability of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to commercial loans that are classified as impaired, and on which an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is derived from an estimate of credit losses adjusted for various environmental factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the product of net charge-off historical loss experience to the loan balance of the loan portfolio averaged over a period of time management deems appropriate to adequately reflect the losses inherent in the loan portfolio. The environmental factors consist of national, local and portfolio characteristics and are applied to both the commercial and consumer segments. The following table shows the types of environmental factors management considers:

ENVIRONMENTAL FACTORS
Portfolio	National	Local

Experience and ability of lending team	Interest rates	Level of economic activity

Depth of lending team	Inflation	Unemployment

Pace of loan growth	Unemployment	Competition

Franchise expansion	Gross domestic product	Rural market

Execution of loan risk rating process	General market risk and other concerns	Military/government impact

Degree of oversight / underwriting standards	Legislative and regulatory environment

Value of real estate serving as collateral

Delinquency levels in portofolio

Charge-off levels in portfolio

Credit concentrations / nature and volume of the portfolio

An unallocated component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At December 31, 2010 and 2009, there were no material amounts considered unallocated as part of the allowance for loan losses.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Generally, a loan that is classified substandard or worse is considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The impairment loan policy is the same for each of the three classes within the commercial portfolio segment.

For the consumer loan portfolio segment, large groups of smaller balance homogeneous loans are collectively evaluated for impairment. This evaluation subjects each of the Company’s homogenous pools to an historical loss factor derived from net charge-off experience.

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

(G) Goodwill and Intangible Assets

ASC 350 Intangibles-Goodwill and Other (“ASC 350”) prescribes accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of ASC 350 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. The Company has determined that core deposit intangibles have a finite life, and therefore, will continue to be amortized over their estimated useful life.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statement of income. The Company did not have any of these for the periods ending December 31, 2010, 2009 or 2008.

(I) Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the carrying amount or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in Loan & Other real estate owned expenses disclosed in Note 19 “Other Operating Expenses” in these “Notes to the Consolidated Financial Statements.”

(J) Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. There were $20.8 million and zero classified as TDRs as of December 31, 2010 and 2009, respectively.

(K) Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

(L) Consolidated Statements of Cash Flows

For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash, cash due from banks, interest-bearing deposits in other banks, money market investments, other interest-bearing deposits, and Federal funds sold.

(M) Earnings Per Share

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

(N) Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in equity that result from recognized transactions and other economic events of the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses under GAAP that are included in comprehensive income, but excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities and interest rate swaps.

(O) Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of goodwill and intangible assets, other real estate owned, deferred tax assets and liabilities, other-than-temporary impairment of securities and the fair value of financial instruments.

(P) Advertising Costs

The Company follows a policy of charging the cost of advertising to expense as incurred. Advertising costs are disclosed in Note 19 “Other Operating Expenses” in the “Notes to the Consolidated Financial Statements.”

(Q) Off Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

(R) Rate Lock Commitments

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

(S) Derivatives

Derivatives are recognized as assets and liabilities on the consolidated balance sheet and measured at fair value. The Company’s derivatives are interest rate swap agreements. For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. For those derivatives designated as a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is recorded as a component of other comprehensive income. For the Company’s loan swaps, offsetting fair values are recorded in other assets and other liabilities with no net effect on other operating income.

(T) Variable Interest Entities

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

(U) Asset Prepayment Rates

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

(V) Concentrations of Credit Risk

Most of the Company’s activities are with customers located in portions of Central and Tidewater Virginia. Securities Available for Sale and Loans also represent concentrations of credit risk and are discussed in Note 3 “Securities Available for Sale” and Note 4 “Loans and Allowance for Loan Losses” in the “Notes to the Consolidated Financial Statements,” respectively.

(W) Stock Compensation Plan

The Company has adopted ASC 718 Compensation—Stock Compensation (“ASC 718”), which requires the costs resulting from all stock-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value of stock options. The market price of the Company’s common stock at the date of grant is used for nonvested stock awards. The model employs the following assumptions:

•	Dividend yield - calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant;

•	Expected life (term of the option) - based on the average of the contractual life and vesting schedule for the respective option;

•	Expected volatility - based on the monthly historical volatility of the Company’s stock price over the expected life of the options; and

•	Risk-free interest rate - based upon the U. S. Department of the Treasury (the “Treasury”) bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

For the year ended December 31, 2010, the Company recognized stock-based compensation expense of approximately $567,000, net of tax, or approximately $.02 per share, in accordance with ASC 718.

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

(X) Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into the ASC in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16 (“ASU 2009-16”). The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics—Technical Corrections to SEC Paragraphs (“ASU 2010-04”). This update makes technical corrections to existing Securities and Exchange Commission (the “SEC”) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements—subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, requires new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics (“ASU 2010-08’). ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“Topic 855”): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). The new disclosure guidance will significantly expand the existing requirements and leads to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 15, 2010. The Company has included the required disclosures in the Company’s consolidated financial statements.

On September 17, 2010, the SEC issued Release No. 33-9144, Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis. This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the Company. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010. If the proposed rule, as currently written is made final, the adoption of this new rule is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-19”). The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2010-20”). The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

The SEC has issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires companies to submit financial statements in extensible business reporting language (“XBRL”) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company is preparing for and will be submitting financial statements in XBRL format for the second quarter of 2011.

(Y) Business Combinations

Beginning January 1, 2009, business combinations must be accounted for under ASC 805 Business Combinations, using the acquisition method of accounting. Prior to 2009, the Company has accounted for its business combinations under the purchase method of accounting, a cost allocation process which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. Costs that the Company expects, but is not obligated to incur in the future, to effect its plan to exit an activity of an acquiree or to terminate the employment of or relocate an acquiree’s employees are not liabilities at the acquisition date. The Company will not recognize these costs as part of applying the acquisition method. Instead, the Company will recognize these costs in its post-combination financial statements in accordance with other applicable accounting guidance.

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

2.	ACQUISITION

On February 1, 2010, the Company completed its previously announced acquisition of First Market Bank, in an all stock transaction. First Market Bank’s common shareholders received 6,273.259 shares of the Company’s common stock in exchange for each share of First Market Bank’s common stock, resulting in the Company issuing 6,701,478 common shares. The Series A preferred shareholder of First Market Bank received 775,795 shares of the Company’s common stock in exchange for all shares of the FMB Series A preferred stock. In connection with the transaction, the Company issued a total of 7,477,273 common shares with an acquisition date fair value of $96.1 million. The Series B and Series C preferred shareholder of First Market Bank received 35,595 shares of the Company’s Series B preferred stock in exchange for all shares of the Series B and Series C preferred stock.

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

Interest income on acquired loans for the year ended December 31, 2010 was approximately $49.2 million.

The outstanding principal balance and the carrying amount of these loans that is included in the consolidated balance sheet at December 31, 2010 is as follows (dollars in thousands):

Outstanding principal balance	$824,198
Carrying amount	$810,550

Loans obtained in the acquisition of First Market Bank for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than 0.37% of the Company’s consolidated assets and, accordingly, are not considered material.

The table that follows presents certain pro forma information as if First Market Bank had been acquired on January 1, 2009 for 2009 and January 1, 2010 for 2010. These results combine the historical results of First Market Bank into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the stated dates. In particular, no adjustments have been made to eliminate the amount of First Market Bank’s provision for credit losses of $7.2 million in 2009 (there was no provision for loan losses during the month of January 2010 for First Market Bank) that would not have been necessary had the acquired loans been recorded at fair value as of the beginning of each year. The disclosure of First Market Bank’s post-acquisition revenue and net income were not practicable due to combining its operations with the Company’s largest affiliate shortly after the acquisition.

Additionally, the Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts that follow (dollars in thousands):

	Pro forma for the years ended December 31,
	2010	2009
Total revenues	$181,518	$243,982
Net income	$27,957	$15,203

Acquisition-related expenses associated with the acquisition of First Market Bank were $7.9 million and $1.5 million for the years ended December 31, 2010 and 2009, respectively and are recorded in “Other operating expenses” in the Company’s consolidated statements of income. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, integrating operations, and employee severances, which have been expensed as incurred.

A summary of acquisition-related expenses associated with the First Market Bank acquisition included in the consolidated statements of income is as follows (dollars in thousands). Included in the equipment and net occupancy category is the write-down of select fixed assets of approximately $1.7 million in 2010 following the acquisition.

	Twelve months ended December 31, 2010	Twelve months ended December 31, 2009
Salaries and employee benefits	$1,671	$—
Equipment and net occupancy	2,405	—
Professional services	1,673	1,502
Other costs of operations	2,123	—

Total	$7,872	$1,502

Total acquisition costs incurred from the date the Company announced the acquisition of First Market Bank through December 31, 2010 were $9.4 million, approximately $1.4 million below the initial estimate of approximately $10.8 million.

3.	SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at December 31, 2010 and 2009 are summarized as follows (dollars in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
December 31, 2010
U.S. government and agency securities	$9,610	$454	$(103)	$9,961
Obligations of states and political subdivisions	176,431	2,189	(3,588)	175,032
Corporate and other bonds	15,543	380	(858)	15,065
Mortgage-backed securities	334,696	9,767	(425)	344,038
Federal Reserve Bank stock - restricted	6,716	—	—	6,716
Federal Home Loan Bank stock - restricted	18,345	—	—	18,345
Other securities	3,259	32	(7)	3,284

	$564,600	$12,822	$(4,981)	$572,441

December 31, 2009
U.S. government and agency securities	$5,516	$247	$—	$5,763
Obligations of states and political subdivisions	123,573	2,928	(2,375)	124,126
Corporate and other bonds	16,924	225	(1,350)	15,799
Mortgage-backed securities	228,766	7,415	(176)	236,005
Federal Reserve Bank stock - restricted	3,683	—	—	3,683
Federal Home Loan Bank stock - restricted	14,958	—	—	14,958
Other securities	257	14	(14)	257

	$393,677	$10,829	$(3,915)	$400,591

The following table presents the amortized cost and estimated fair value of securities available for sale as of December 31, 2010, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,078	$6,232
Due after one year through five years	39,121	40,609
Due after five years through ten years	90,627	93,792
Due after ten years	400,454	403,463

Subtotal	$536,280	$544,096
Federal Reserve Bank stock - restricted	6,716	6,716
Federal Home Loan Bank stock - restricted	18,345	18,345
Other securities	3,259	3,284

Total securities available for sale	$564,600	$572,441

Securities with an amortized cost of $175.8 million and $129.3 million as of December 31, 2010 and 2009 were pledged to secure public deposits, repurchase agreements and for other purposes.

Sales, calls, maturities and paydowns of securities available for sale produced the following results for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008
Proceeds from sales	$106,549	$14,005	$881
Proceeds from calls, maturities and paydowns	126,158	83,964	35,895

Total proceeds	$232,707	$97,969	$36,776

Gross realized gains	$58	$163	$29

Net realized gains	$58	$163	$29

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary cause of temporary impairments was the increase in spreads over comparable Treasury bonds. As of December 31, 2010, there were $18.9 million, or 43 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $2.0 million and consisted primarily of municipal obligations and corporate bonds. As of December 31, 2009, there were $41.0 million of individual securities, or 513 issues, that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $3.5 million and consisted primarily of municipal obligations, and corporate bonds.

In the second quarter of 2009, the Company adopted ASC 320-10-65 Transition Related to FSP FAS 115-2 and FAS 124-2,Recognition and Presentation of Other-Than-Temporary Impairments that amended other-than-temporary impairment (“OTTI”) guidance for debt securities regarding recognition and disclosure. The major change in the guidance was that an impairment is other-than-temporary if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss.

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance and relevant industry research and analysis. Based on the assessment and in accordance with the revised guidance, no OTTI was recognized during the years ended December 31, 2010, 2009, or 2008.

The following tables present the gross unrealized losses and fair values as of December 31, 2010 and 2009, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
As of December 31, 2010
U.S. government and agency securities	$43	$(103)	$—	$—	$43	$(103)
Obligations of states and political subdivisions	82,952	(2,451)	14,762	(1,137)	97,714	(3,588)
Mortgage-backed securities	49,515	(425)	—	—	49,515	(425)
Corporate and other bonds	—	(7)	4,104	(858)	4,104	(865)

	$132,510	$(2,986)	$18,866	$(1,995)	$151,376	$(4,981)

As of December 31, 2009
Obligations of states and political subdivisions	$9,597	$(174)	$35,898	$(2,201)	$45,495	$(2,375)
Mortgage-backed securities	23,815	(176)	—	—	23,815	(176)
Corporate and other bonds	1,836	(45)	5,118	(1,319)	6,954	(1,364)

	$35,248	$(395)	$41,016	$(3,520)	$76,264	$(3,915)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of unearned income, and consist of the following at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Commercial:
Commercial Construction	$205,795	$123,778
Commercial Real Estate	758,034	496,161
Other Commercial	975,830	644,193

Total	1,939,659	1,264,132

Consumer:
Mortgages	212,228	190,925
Consumer Construction	15,615	13,063
Indirect auto	180,778	55,256
Indirect marine	46,383	46,289
HELOCs	273,025	155,971
Credit Card	19,308	17,743
Other Consumer	150,257	130,845

Total	897,594	610,092

Gross loans	$2,837,253	$1,874,224

The following table shows the Other Commercial category at December 31, 2010 and 2009 (dollars in thousands):

Loan types	2010 Other Commercial	2009 Other Commercial
Residential 1-4 family	$178,591	$115,430
Construction, land development, and other land loans	268,191	170,885
Multifamily	91,397	46,581
Commercial Loans	180,840	126,157
Farm land	26,787	26,191
Equity lines of credit	32,716	26,478
Commercial	166,514	100,612
All other loans	30,794	31,859

Total	$975,830	$644,193

The following table shows the Company’s class types that are past due, current and greater than 90 days and still accruing at December 31, 2010 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial:
Commercial Construction	$6,392	$1,157	$6,878	$14,427	$191,368	$205,795	$900
Commercial Real Estate	7,353	2,379	8,493	18,224	739,809	758,034	609
Other Commercial	24,308	3,016	23,566	50,889	924,941	975,830	3,459
Consumer:
Mortgages	6,161	1,944	4,308	12,414	199,815	212,228	4,242
Consumer Construction	377	—	—	377	15,238	15,615	—
Indirect auto	3,472	613	729	4,814	175,964	180,778	729
Indirect marine	920	181	605	1,706	44,677	46,383	481
HELOCs	1,285	371	2,904	4,559	268,466	273,025	1,704
Credit Card	292	90	199	581	18,727	19,308	199
Other Consumer	2,447	624	3,185	6,256	144,001	150,257	3,009

Total	$53,007	$10,374	$50,866	$114,247	$2,723,005	$2,837,253	$15,332

The following table reflects the Company’s class types that are in nonaccrual status as of December 31, 2010 and excludes purchased impaired loans (dollars in thousands):

Commercial:
Commercial Construction	$11,410
Commercial Real Estate	9,276
Other Commercial	38,908
Consumer:
Mortgages	261
Consumer Construction	218
Indirect auto	14
Indirect marine	124
HELOCs	1,329
Credit Card	—
Other Consumer	176

Total	$61,716

Nonaccrual loans totaled $61.7 million and $22.2 million at December 31, 2010 and 2009, respectively. The increase was principally related to the residential home builder market. Had these loans performed in accordance with their original terms, interest income of approximately $1.0 million, $566,000 and

$560,000 would have been recorded in 2010, 2009 and 2008, respectively. There were no non-accrual loans excluded from impaired loan disclosure at December 31, 2010 and 2009. Loans past due 90 days or more and accruing interest totaled $15.3 million and $7.3 million at December 31, 2010 and 2009, respectively.

The following table shows the Company’s class types that are impaired with a related allowance at December 31, 2010 (dollars in thousands):

Class Category	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial Construction	$18,234	$18,274	$3,684	$18,649	$970
Commercial Real Estate	10,303	10,348	1,200	9,869	664
Other Commercial	48,678	49,337	5,672	49,157	1,854
Mortgage	66	66	—	105	—
Consumer Construction	218	228	95	228	—
Indirect Auto	14	15	—	17	1
Indirect Marine	124	124	—	124	5
HELOCs	1,329	1,330	606	1,330	29
Other Consumer	177	187	—	187	—

Total	$79,144	$79,908	$11,257	$79,666	$3,524

The following table shows the Company’s class types that are impaired without a related allowance at December 31, 2010 (dollars in thousands):

Class Category	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial Construction	$39,184	$39,271	$—	$42,001	$1,707
Commercial Real Estate	29,522	29,643	—	29,698	1,656
Other Commercial	124,054	124,398	—	143,434	5,082
Mortgage	2,260	2,274	—	2,291	105
Indirect Auto	119	119	—	143	8
HELOCs	650	650	—	650	22

Total	$195,788	$196,354	$—	$218,217	$8,581

At December 31, 2010 and 2009, the recorded investment in loans that have been identified as impaired loans, totaled $274.9 million and $129.4 million, respectively. Impaired loans of $79.1 million and $62.1 million at December 31, 2010 and 2009, contained a valuation allowance of $11.3 million and $7.6 million, respectively. The remaining impaired loans of $195.8 million and $67.3 million at December 31, 2010 and 2009 did not require a valuation allowance. For the years ended December 31, 2010, 2009 and 2008, the average investment in impaired loans was $297.9 million, $109.7 million and $38.6 million, respectively. The interest income recorded on impaired loans was approximately $12.1 million, $3.4 million and $1.9 million in 2010, 2009 and 2008, respectively.

The following table shows the allowance for loan loss activity, portfolio segment types, balances for allowance for credit losses, and loans based on impairment methodology for the year ended December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year				$30,484
Recoveries credited to allowance				2,103
Loans charged off				(18,549)
Provision charged to operations				24,368

Balance, end of year	$28,956	$9,488	$(38)	$38,406

Ending balance: individually evaluated for impairment	10,065	701	—	10,766

Ending balance: collectively evaluated for impairment	17,699	9,488	(38)	27,149

Ending balance: loans acquired with deteriorated credit quality	491	—	—	491

Total	$28,255	$10,189	$(38)	$38,406

Loans:
Ending balance	$1,939,659	$897,594	$—	$2,837,253

Ending balance: individually evaluated for impairment	259,386	1,547	—	260,933

Ending balance: collectively evaluated for impairment	1,667,473	896,047	—	2,563,520

Ending balance: loans acquired with deteriorated credit quality	12,800	—	—	12,800

Total	$1,939,659	$897,594	$—	$2,837,253

Activity in the allowance for loan losses for the years ended December 31, 2009 and 2008 is summarized below (dollars in thousands):

	2009	2008
Balance, beginning of year	$25,496	$19,336
Recoveries credited to allowance	1,150	340
Loans charged off	(14,408)	(4,200)
Provision charged to operations	18,246	10,020

Balance, end of year	$30,484	$25,496

The Company uses a risk rating system for commercial loans. They are graded on a scale of 1 through 9. A general description of the characteristics of the risk grades is as follows:

•	Risk rated 1 loans have little or no risk and are generally secured by cash or cash equivalents;

•	Risk rated 2 loans have minimal risk to well qualified borrowers and no significant questions as to safety;

•	Risk rated 3 loans are satisfactory loans with strong borrowers and secondary sources of repayment;

•	Risk rated 4 loans are satisfactory loans with borrowers not as strong as risk rated 3 loans but may exhibit a higher degree of financial risk based on the type of business supporting the loan;

•	Risk rated 5 loans are watch loans that warrant more than the normal level of supervision and have the possibility of an event occurring that may weaken the borrower’s ability to repay;

•	Risk rated 6 loans have increasing potential weaknesses beyond those at which the loan originally was granted and if not addressed could lead to inadequately protecting the Company’s credit position;

•

Risk rated 7 loans are substandard loans and are inadequately protected by the current sound worth or paying capacity of the obligor or the collateral pledged. These have well defined weaknesses that jeopardize the liquidation of the debt with the distinct possibility the Company will sustain some loss if the deficiencies are not corrected;

•

Risk rated 8 loans are doubtful of collection and the possibility of loss is high but pending specific borrower plans for recovery, its classification as a loss is deferred until its more exact status is determined; and

•	Risk rated 9 loans are loss loans which are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

Classified loans include loans with risk ratings of 7 and worse. The following table shows classified loans, excluding purchased impaired loans, classified in the commercial portfolios by class with their related risk rating as of December 31, 2010. The risk rating information has been updated through December 31, 2010 (dollars in thousands):

	Commercial Construction	Commercial Real Estate	Other Commercial	Total
Risk rated 7	$55,633	$41,409	$168,719	$265,761
Risk rated 8	—	—	376	376

Total	$55,633	$41,409	$169,095	$266,137

The following table shows only purchased impaired commercial portfolios by class with their related risk rating as of December 31, 2010 and delinquency status, respectively. The credit quality indicator information has been updated through December 31, 2010 (dollars in thousands):

	Commercial Construction	Commercial Real Estate	Other Commercial	Total
Risk rated 7	$945	$375	$8,164	$9,485
Risk rated 8	225	535	2,556	3,315

	$1,170	$910	$10,720	$12,800

The following table shows purchased impaired commercial and consumer portfolios by class and their delinquency status. The credit quality indicator information has been updated through December 31, 2010 (dollars in thousands):

	30-89 Days Past Due	Greater Than 90 Days	Current	Total
Commercial:
Commercial Construction	$—	$1,170	$—	$1,170
Commercial Real Estate	—	910	—	910
Other Commercial	—	9,341	1,379	10,720
Consumer:
Indirect auto	8	10	63	81
HELOCs	20	844	116	980
Other Consumer	81	56	1	137

Total	$109	$12,331	$1,559	$13,999

The current column represents loans that are less than 30 days past due and on nonaccrual status.

5.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2010 and 2009 are as follows (dollars in thousands):

	2010	2009
Land	$24,112	$19,739
Land improvements and buildings	62,506	58,519
Leasehold improvements	4,126	1,703
Furniture and equipment	34,724	28,723
Equipment lease	62	—
Construction in progress	8,321	8,140

Total	133,851	116,824
Less accumulated depreciation and amortization	43,171	38,102

Bank premises and equipment, net	$90,680	$78,722

Depreciation expense for 2010, 2009 and 2008 was $6.5 million, $5.1 million, and $5.3 million, respectively. Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2010 are as follows for the years ending (dollars in thousands):

2011	$4,473
2012	3,428
2013	2,890
2014	2,635
2015	2,307
Thereafter	7,386

Total of future payments	$23,119

The leases contain options to extend for periods up to 20 years. Rental expense for years ended December 31, 2010, 2009 and 2008 totaled $5.2 million, $2.2 million, and $2.3 million, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

The Company adopted ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of this statement discontinued the amortization of goodwill and intangible assets with indefinite lives but require an impairment review at least annually and more frequently if certain impairment indicators are evident. Based on the annual testing of each year the Company has recorded no impairment charges to date.

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years. In connection with the First Market Bank acquisition, the Company recorded $26.4 million of core deposit intangible, $1.2 million of trademark intangible and $1.1 million in goodwill. None of the goodwill recognized will be deductible for income tax purposes. The core deposit intangible on that acquisition is being amortized over an average of 4.3 years using an accelerated method and the trademark intangible is being amortized over three years using the straight-line method.

Information concerning goodwill and intangible assets for years ended December 31, 2010 and 2009 is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2010
Amortizable core deposit intangibles	$46,615	$19,788	$26,827
Unamortizable goodwill	57,908	342	57,567
Trademark intangible	1,200	367	833
December 31, 2009
Amortizable core deposit intangibles	$20,215	$12,525	$7,690
Unamortizable goodwill	56,816	342	56,474

Amortization expense of core deposit intangibles for the years ended December 31, 2010, 2009 and 2008 totaled $7.3 million, $1.9 million and $2.0 million, respectively. Amortization expense for the year ended December 31, 2010, included amortization of the trademark intangibles of $367,000. The Company had no trademark intangible in 2009 or 2008. As of December 31, 2010, the estimated remaining amortization expense of core deposit and trademark intangibles for each of the five succeeding fiscal years is as follows for the years ending (dollars in thousands):

2011	$6,513
2012	5,336
2013	3,830
2014	2,898
2015	2,463
Thereafter	6,620

Total estimated amortization expense	$27,660

7.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2010 and 2009 was $563.4 million and $407.9 million, respectively. As of December 31, 2010, the scheduled maturities of time deposits are as follows for the years ending (dollars in thousands):

2011	$832,180
2012	156,386
2013	144,445
2014	89,127
2015	32,987
Thereafter	11,400

Total scheduled maturities of time deposits	$1,266,525

The amount of time deposits held in Certificates of Deposit Account Registry Service accounts (i.e., CDARs) was $62.0 million, and zero as of December 31, 2010 and 2009, respectively. These deposits had a maturity of less than one year.

8.	BORROWINGS

Total short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Also included in total short-term borrowings are Federal funds purchased, which are unsecured overnight borrowings from other financial institutions, and advances from the FHLB, which are secured by mortgage-related assets. The carrying value of the loans and securities pledged as collateral for FHLB advances total $792.2 million as of December 31, 2010. Total short-term borrowings consist of the following as of December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Securities sold under agreements to repurchase	$69,467	$50,550
Other short-term borrowings	23,500	115,201

Total short-term borrowings	$92,967	$165,751

Maximum month-end outstanding balance	$163,808	$165,751
Average outstanding balance during the year	108,299	99,095
Average interest rate during the year	1.68%	2.31%
Average interest rate at end of year	0.81%	0.90%

At both December 31, 2010 and 2009, the Company’s fixed-rate long-term debt totaled $140.0 million and was made up of FHLB advances that mature on various dates through 2018 at interest rates that range from 3.60% to 3.84%. The Company’s adjustable-rate long-term debt, as shown below, totaled $215.5 million and was made up of Trust Preferred Capital Notes of $60.3 million and subordinated debt of $14.9 million.

As of December 31, 2010, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Fixed Rate	Adjustable Rate	Total
2011	$—	$—	$—
2012	—	—	—
2013	—	—	—
2014	—	—	—
2015	—	—	—
Thereafter	140,000	75,202	215,202

Total long-term debt	$140,000	$75,202	$215,202

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty. A Trust Preferred Capital Note of $22.5 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate at December 31, 2010 was 3.10%. The capital securities were redeemable at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, while $696,000 is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the consolidated balance sheet.

During the first quarter of 2006, the Company’s Statutory Trust II, a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate at December 31, 2010 was 1.70%. The redeemable securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, while $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the consolidated balance sheet.

The Company’s subordinated debt was assumed as part of the acquisition of First Market Bank with terms of LIBOR plus 1.45% and a maturity date of April 2016. See Note 20 “Derivatives” in these “Notes to the Consolidated Financial Statements” whereby this security was party to an interest rate swap.

The obligations of the Company with respect to the issuance of the capital securities constitute a full and unconditional guarantee by the Company of the trust’s obligations with respect to the capital securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities and require a deferral of common dividends. No such deferrals have taken place to date.

The subsidiary bank maintains Federal funds lines with several correspondent banks totaling $129.0 million and $92.0 million for the years ended December 31, 2010 and 2009, respectively. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $660.5 million and $755.5 million for the years ended December 31, 2010 and 2009, respectively. The outstanding balances at year-end are shown above as other short-term borrowings and long-term fixed rate debt.

9.	INCOME TAXES

The Company files income tax returns in the U. S., the Commonwealth of Virginia, and other states. With few exceptions, the Company is no longer subject to U. S. federal, state and local income tax examinations by tax authorities for years prior to 2007.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Deferred tax assets:
Allowance for loan losses	$13,442	$10,669
Benefit plans	1,164	996
Nonaccrual loans	1,374	357
Purchase accounting	8,467	—
Other	1,787	829

Total deferred tax assets	26,234	12,851

Deferred tax liabilities:
Depreciation	61	2,694
Purchase accounting	8,729	1,846
Other	2,500	772
Securities available for sale	1,990	2,410

Total deferred tax liabilities	13,280	7,722

Net deferred tax asset	$12,954	$5,129

In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies. Management believes it is more likely than not the Company will realize its deferred tax assets and, accordingly, no valuation allowance has been established.

The provision for income taxes charged to operations for the years ended December 31, 2010, 2009 and 2008 consists of the following (dollars in thousands):

	2010	2009	2008
Current tax expense	$9,856	$3,315	$5,571
Deferred tax expense (benefit)	(1,273)	(2,425)	(1,313)

Income tax expense	$8,583	$890	$4,258

The income tax expense differs from the amount of income tax determined by applying the U. S. federal income tax rate to pretax income for the years ended December 31, 2010, 2009, and 2008, due to the following (dollars in thousands):

	2010	2009	2008
Computed “expected” tax expense	$11,027	$3,238	$6,570
(Decrease) in taxes resulting from:
Tax-exempt interest income, net	(2,513)	(2,180)	(1,978)
Other, net	69	(168)	(334)

Income tax expense	$8,583	$890	$4,258

The effective tax rates were 27.2%, 9.6%, and 22.7% for years ended December 31, 2010, 2009, and 2008, respectively. Tax credits totaled $132,000, $172,000, and $158,000, for the years ended December 31, 2010, 2009, and 2008, respectively.

10.	EMPLOYEE BENEFITS

The Company has a 401(k) Plan that allows employees to make pre-tax contributions for retirement. The 401(k) Plan provides for matching contributions by the Company for employee contributions up to 4% of each employee’s compensation. The Company also has an Employee Stock Ownership Plan (“ESOP”). The Company makes discretionary profit sharing contributions into the 401(k) Plan, ESOP and in cash. Company discretionary contributions to both the 401(k) Plan and the ESOP are allocated to participant accounts in proportion to each participant’s compensation and vest over five and six year periods, respectively. Employee contributions to the ESOP are not allowed. The 401(k) Plan does provide for limited investment in the Company’s common stock. Company discretionary profit sharing payments made in 2010, 2009, and 2008 were as follows (dollars in thousands):

	2010	2009	2008
401(k) Plan	$1,574	$1,115	$1,355
ESOP	—	289	586
Cash	—	226	373

Total	$1,574	$1,630	$2,314

The Company has an obligation to certain members of the subsidiary bank’s Board of Director under deferred compensation plans in the amount of $1.0 million at December 31, 2010 and 2009. The expenses related to the deferred compensation plans were $84,000, $102,000 and $85,000 for the years ended December 31, 2010, 2009 and 2008, respectively. These benefits will be fully funded by life insurance proceeds.

The Company’s Board of Directors has approved an annual incentive compensation plan as a means of attracting, rewarding and retaining key executives. Each annual plan, as it may be amended from time to time, is based on both corporate and individual objectives established annually for each participant. Each participant is evaluated within these two categories to determine eligibility and rate of incentive compensation based on performance. Salaries and benefits expense for incentive compensation under this plan was $650,000, zero, and $366,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company and its subsidiaries. The Company’s 2003 Stock Incentive Plan replaced the 1993 Stock Incentive Plan, and became effective on July 1, 2003, after shareholders approved the plan at the annual meeting of shareholders held in 2003. The Stock Incentive Plan makes available 525,000 shares (adjusted for any stock splits), which may be awarded to employees of the Company and its subsidiaries in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy stock-based awards. As of December 31, 2010, approximately 97,162 shares were available for issuance under the Company’s 2003 Stock Incentive Plan.

Stock Options

The following table summarizes the stock option activity for the last three years:

	Number of Stock Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance, December 31, 2007	277,363	$19.64	219,875	$17.62
Granted	4,750	20.41
Exercised	(59,461)	13.83
Forfeited	(6,575)	22.41

Balance, December 31, 2008	216,077	21.12	175,278	19.62
Granted	3,490	12.59
Exercised	(1,800)	9.67
Forfeited	(1,587)	26.48

Balance, December 31, 2009	216,180	21.03	187,224	20.24
Granted	130,000	16.40
Exercised	(7,016)	8.66
Forfeited	(14,389)	20.52

Balance, December 31, 2010	324,776	19.38	183,544	20.90

A summary of options outstanding at December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 8.54 - $12.59	32,865	1.48 yrs	$10.43	30,417	$10.26
$13.79 - $14.82	3,000	9.49	$14.23	—	—
$16.45	121,896	9.32	$116.45	—	—
$18.58	46,140	2.06	$118.58	46,140	$118.58
$18.98 - $20.41	9,855	4.84	$120.16	7,092	$120.07
$22.65	45,675	3.08	$122.65	45,675	$122.65
$23.50 - $27.51	24,338	4.15	$124.12	24,338	$124.12
$27.62	17,620	6.15	$127.62	10,572	$127.62
$31.57	20,388	5.15	$131.57	16,310	$131.57
$31.84	3,000	4.96	$131.84	3,000	$131.84

$ 8.54 - $31.84	324,776	5.62 yrs	$19.38	183,544	$20.90

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Dividend yield	2.48%	2.45%	2.29%
Expected life in years	7.0	7.2	7.8
Expected volatility	37.92%	34.84%	29.89%
Risk-free interest rate	3.23%	2.80%	3.68%

Weighted average fair value per option granted	$5.53	$3.89	$6.15

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of December 31, 2010 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	310,689	183,544
Weighted average remaining contractual life in years	5.46	3.04
Weighted average exercise price on shares above water	$10.63	$10.26
Aggregate intrinsic value	$144	$138

The total intrinsic value for stock options exercised during the year ended December 31, 2010 was $32,000. The total intrinsic values of stock options outstanding and exercisable at December 31, 2010 and December 31, 2009 were $138,000 and $91,000, respectively. The fair value of stock options vested during the year ended December 31, 2010 was approximately $97,000. Cash received from the exercise of stock options for the year ended December 31, 2010 was approximately $61,000. The tax benefits realized from tax deductions associated with options exercised during the year ended December 31, 2010 were $7,000.

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

The following table summarizes nonvested stock activity for the year ended December 31, 2010:

	Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2009	79,520	$20.66
Granted	64,462	15.03
Vested	(24,939)	19.25
Forfeited	(9,766)	15.94

Balance, December 31, 2010	109,277	15.93

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of December 31, 2010 will be recognized as follows for the years ending (dollars in thousands):

	Stock Options	Restricted Stock	Total
2011	$174	$390	$564
2012	151	385	536
2013	151	163	314
2014	163	59	222
2015	77	—	77

Total	$716	$997	$1,713

At December 31, 2010, there was $1.7 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. The cost is expected to be recognized through 2015.

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

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case by case basis. At December 31, 2010 and 2009, the Company had outstanding loan commitments approximating $782.8 million and $462.5 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled $38.3 million and $24.4 million at December 31, 2010 and 2009, respectively.

At December 31, 2010, Union Mortgage had rate lock commitments to originate mortgage loans amounting to $111.7 million and loans held for sale of $74.0 million. Union Mortgage has entered into corresponding mandatory commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $185.7 million. These commitments to sell loans are designed to eliminate Union Mortgage’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 20 “Derivatives” in these “Notes to the Consolidated Financial Statements” for additional information.

12.	RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its directors, principal officers and affiliated companies in which they are principal stockholders. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties totaled $21.7 million and $21.9 million at December 31, 2010 and 2009, respectively. During 2010, $7.5 million loans held by directors and principal officers were merged out and $216,000 of were merged in. New advances to related parties amounted to $17.9 million and repayments amounted to $10.8 million.

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

There were approximately 259,682, 176,531 and 131,301 shares underlying anti-dilutive options as of December 31, 2010, 2009, and 2008, respectively, which were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the years ended December 31, 2010, 2009 and 2008 (in thousands except per share data):

	Net Income Available to Common Stockholders (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2010
Basic EPS	$21,008	25,222	$0.83
Effect of dilutive stock awards	—	46	—

Diluted EPS	$21,008	25,268	$0.83

For the Year Ended December 31, 2009
Basic EPS	$2,874	15,161	$0.19
Effect of dilutive stock awards	—	41	—

Diluted EPS	$2,874	15,202	$0.19

For the Year Ended December 31, 2008
Basic EPS	$14,496	13,478	$1.08
Effect of dilutive stock awards	—	52	(0.01)
Effect of dilutive warrant	—	13	—

Diluted EPS	$14,496	13,543	$1.07

14.	COMMITMENTS AND LIABILITIES

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company with the exception of the pending outcome related to the mortgage segment litigation mentioned below.

On September 2, 2009, Union Mortgage, a wholly owned subsidiary of the Company, received notice that it has been sued in Maryland state court in a class action lawsuit under the Maryland Secondary Mortgage Loan Law (the “SMLL”). In general, the lawsuit alleges that Union Mortgage, in connection with making second mortgage loans to customers, violated the SMLL by charging certain fees, closing costs and interest in excess of the limitations established by the SMLL. The case was removed to federal court and consolidated for certain pre-trial purposes with approximately 18 other cases brought under the SMLL by the same attorneys. Union Mortgage is a defendant in only one of these cases. On April 23, 2010, Union Mortgage filed an answer and a motion for judgment on the pleadings as to certain issues. The motion remains pending.

While Union Mortgage is contesting the lawsuit vigorously and asserted a number of defenses, because of the nature of this lawsuit, cannot adequately assess its merits at this time. Union Mortgage also cannot predict when the lawsuit will be resolved. Any possible loss is not probable, reasonably assured nor estimable and accordingly, no liability has been accrued. It is possible that the plaintiff(s) ultimately may prevail in the litigation and if there is a substantial monetary judgment, then any such judgment could materially and adversely affect the financial condition of the Company.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2010 and 2009, the aggregate amount of daily average required reserves was approximately $13.2 million and $5.6 million, respectively. The increase in the required reserve balance from the prior year related to the deposit accounts acquired in the FMB acquisition.

The Company has approximately $1.7 million in deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation at December 31, 2010.

15.	REGULATORY MATTERS AND CAPITAL

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on financial statements of the Company and the subsidiary bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), the Company and the subsidiary bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiary bank to maintain minimum amounts and ratios of Total Risk-Weighted Assets (as defined) and Tier I capital (as defined) to Average Assets (as defined) and Risk-Weighted Assets. Management believes, as of December 31, 2010, that the Company met all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the subsidiary bank’s category.

The Company and its bank subsidiary’s capital amounts and ratios are also presented in the following table at December 31, 2010 and 2009 (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes		Required in Order to Be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total capital to risk weighted assets:
Consolidated	$451,463	14.68%	$246,026	8.00%	NA	NA
Union First Market Bank	396,239	12.98%	244,250	8.00%	$305,312	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	398,165	12.95%	123,013	4.00%	NA	NA
Union First Market Bank	343,180	11.24%	122,125	4.00%	183,187	6.00%
Tier 1 capital to average adjusted assets:
Consolidated	398,165	10.55%	151,013	4.00%	NA	NA
Union First Market Bank	343,180	9.19%	149,439	4.00%	186,798	5.00%

As of December 31, 2009
Total capital to risk weighted assets:
Consolidated	$297,722	14.70%	$161,986	8.00%	NA	NA
Union Bank and Trust	188,928	11.41%	132,513	8.00%	$165,642	10.00%
Northern Neck State Bank	31,490	13.46%	18,720	8.00%	23,400	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	272,348	13.45%	80,993	4.00%	NA	NA
Union Bank and Trust	168,484	10.17%	66,257	4.00%	99,385	6.00%
Northern Neck State Bank	29,497	12.61%	9,360	4.00%	14,040	6.00%
Tier 1 capital to average adjusted assets:
Consolidated	272,348	10.86%	100,315	4.00%	NA	NA
Union Bank and Trust	168,484	8.57%	78,660	4.00%	98,324	5.00%
Northern Neck State Bank	29,497	8.40%	14,047	4.00%	17,558	5.00%

On December 19, 2008, the Company entered into a Letter Agreement with the Treasury, pursuant to which it issued 59,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) for $59 million. The issuance was made pursuant to the Treasury’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program. In November 2009, the Company redeemed the Preferred Stock, by repaying, with accumulated dividends, the $59 million it received in December 2008. Additionally, in December 2009, the Company entered into a Warrant Repurchase Letter Agreement (“Warrant Repurchase”) with the Treasury to repurchase a warrant to purchase 211,318 shares of the Company’s common stock that was issued in connection with the Company’s sale of Preferred Stock. As a result of the Warrant Repurchase, the Company had no securities issued or outstanding to the Treasury and was no longer participating in the Treasury’s CPP as of November 18, 2009.

16.	FAIR VALUE MEASUREMENTS

The Company adopted ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. This statement clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009 (dollars in thousands):

	Fair Value Measurements at December 31, 2010 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap - loans	$—	$189	$—	$189
Securities available for sale:
U.S. government and agency securities	—	9,961	—	9,961
Obligations of states and political subdivisions	—	175,032	—	175,032
Corporate and other bonds	—	15,065	—	15,065
Mortgage-backed securities	—	344,038	—	344,038
Other securities	—	3,284	—	3,284

Total	$—	$547,569	$—	$547,569

LIABILITIES
Interest rate swap - loans		$189		$189
Cash flow hedge - trust	—	1,476	—	1,476

Total	$—	$1,665	$—	$1,665

	Fair Value Measurements at December 31, 2009 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
U.S. government and agency securities	$—	$5,763	$—	$5,763
Obligations of states and political subdivisions	—	124,126	—	124,126
Corporate and other bonds	—	15,799	—	15,799
Mortgage-backed securities	—	236,005	—	236,005
Other securities	—	257	—	257

Total	$—	$381,950	$—	$381,950

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2010 and 2009. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than two years old, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At December 31, 2010 the Company’s Level 3 loans consisted of five relationships secured by commercial real estate of $5.2 million with a $492,000 valuation reserve; four relationships secured by residential real estate and lots of $3.6 million with a valuation reserve of $525,000; and two relationships secured by inventory, receivables or equipment of $305,000 with a $244,000 valuation reserve. At December 31, 2009 the Company’s Level 3 loans consisted of three relationships secured by commercial real estate of $5.7 million with a $350,000 valuation reserve; three relationships secured by residential real estate and lots of $3.4 million with a valuation reserve of $746,000; six relationships secured by inventory, receivables or equipment of $1.9 million with a $933,000 valuation reserve; one relationship secured by investment real estate of $1.8 million with a $28,000 valuation reserve; and one relationship unsecured of $117,000 fully reserved.

Other Real Estate Owned

The Company’s nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis relate to other real estate owned (“OREO”), goodwill, and intangible assets. In accordance with ASC 360, Property, Plant and Equipment, OREO with a carrying value above fair value is written down to its fair value and results in an impairment charge. The fair value of the real property is generally determined using appraisals or other indicators of value based on recent comparables of similar properties or assumptions generally observable in the marketplace. Total valuation expenses related to OREO for the year ended December 31, 2010 were $43,000 and for the year ended December 31, 2009 were zero. Based on the annual testing of each year the Company has recorded no impairment charges to date for goodwill or intangibles.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at December 31, 2010 and 2009 (dollars in thousands):

	Fair Value Measurements at December 31, 2010 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$73,974	$—	$73,974
Impaired loans	—	59,992	7,895	67,887

Total	$—	$133,966	$7,895	$141,861

	Fair Value Measurements at December 31, 2009 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$54,280	$—	$54,280
Impaired loans	—	43,793	10,707	54,500

Total	$—	$98,073	$10,707	$108,780

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments. ASC 825 Financial Instruments, excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2010 and 2009, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2010 and 2009 are as follows (dollars in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$61,153	$61,153	$45,911	$45,911
Securities available for sale	572,441	572,441	400,591	400,591
Loans held for sale	73,974	73,974	54,280	54,280
Net loans	2,798,847	2,811,023	1,843,740	1,843,419
Interest rate swap - loans	189	189	—	—
Accrued interest receivable	15,980	15,980	11,546	11,546

Financial liabilities:
Deposits	$3,070,059	$3,078,130	$1,916,364	$1,923,918
Borrowings	308,169	314,684	366,061	356,282
Accrued interest payable	2,182	2,182	2,012	2,012
Cash flow hedge - trust	1,475	1,475	—	—
Interest rate swap - loans	189	189	—	—

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

The primary sources of funds for the dividends paid by Union First Market Bankshares Corporation (the “Parent Company”) are dividends received from its subsidiary banks. The payments of dividends by the subsidiary bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2010, the aggregate amount of unrestricted funds, which could be transferred from the Company’s subsidiary bank to the Parent Company, without prior regulatory approval, totaled approximately $28.6 million, or 6.7%, of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY

BALANCE SHEETS

AS OF DECEMBER 31, 2010 and 2009

(Dollars in thousands)

	2010	2009
ASSETS
Cash	$29,217	$32,739
Securities available for sale, at fair value	13,158	17,054
Bank premises and equipment, net	16,135	16,606
Other assets	4,648	4,301
Investment in subsidiaries	439,183	285,245

Total assets	$502,341	$355,945

LIABILITIES & STOCKHOLDERS’ EQUITY
Long-term borrowings	$10,625	$11,250
Trust preferred capital notes	60,310	60,310
Other liabilities	3,321	2,297

Total liabilities	74,256	73,857

Preferred stock	35,595	—
Common stock	34,532	24,462
Surplus	185,763	98,136
Retained earnings	169,801	155,047
Discount on preferred stock	(1,177)	—
Accumulated other comprehensive income	3,571	4,443

Total stockholders’ equity	428,085	282,088

Total liabilities and stockholders’ equity	$502,341	$355,945

PARENT COMPANY

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(Dollars in thousands)

	2010	2009	2008
Income:
Interest and dividend income	$805	$882	$5
Management fee received from subsidiaries	23,952	17,297	17,297
Dividends received from subsidiaries	7,094	7,318	9,876
Equity in undistributed net income from subsidiaries	18,116	3,142	7,358
Gains (losses) on sale of fixed assets, net	448	(9)	(7)
Other operating income	5	—	8

Total income	50,420	28,630	34,537

Expenses:
Interest expense	2,037	2,452	3,855
Salaries and benefits	15,423	10,005	10,445
Occupancy expenses	1,043	959	955
Furniture and equipment expenses	1,794	1,422	1,479
Other operating expenses	7,201	5,432	3,289

Total expenses	27,498	20,270	20,023

Net income	22,922	8,360	14,514
Dividends paid on preferred stock	1,688	2,696	—
Amortization of discount on preferred stock	226	2,790	18

Net income available to common stockholders	$21,008	$2,874	$14,496

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(Dollars in thousands)

	2010	2009	2008
Operating activities:
Net income	$22,922	$8,360	$14,514
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(18,116)	(3,142)	(7,358)
Tax benefit from exercise of equity-based awards	7	4	58
Decrease (increase) in other assets	(3,613)	4,741	(2,782)
Other, net	5,320	2,743	848

Net cash and cash equivalents provided by operating activities	6,520	12,706	5,280

Investing activities:
Purchases of investment securities	—	(16,315)	—
Paydowns of securities available for sale	3,994	—	—
Net increase in bank premises and equipment	(274)	(569)	(160)
Payments for investments in and advances to subsidiaries	(5,547)	(5,746)	(7,308)

Net cash and cash equivalents used in investing activities	(1,827)	(22,630)	(7,468)

Financing activities:
Net decrease in long-term borrowings	(625)	(625)	(625)
Cash dividends paid	(7,942)	(7,068)	(9,990)
(Repurchase) issuance of preferred stock	—	(59,499)	58,924
Issuance of preferred stock	—	—	(254)
Issuance of common stock	352	59,390	1,863

Net cash and cash equivalents (used in) provided by financing activities	(8,215)	(7,802)	49,918

Increase (decrease) in cash and cash equivalents	(3,522)	(17,726)	47,730
Cash and cash equivalents at beginning of the period	32,739	50,465	2,735

Cash and cash equivalents at end of the period	$29,217	$32,739	$50,465

18.	SEGMENT REPORTING

The Company has two reportable segments: a traditional full service community bank and a mortgage loan origination business. The community bank business for 2010 includes one bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 90 retail locations in Virginia and the Washington D.C. metro area. The mortgage segment provides a variety of mortgage loan products principally in Virginia, North Carolina, South Carolina, Maryland and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimus risk.

Profit and loss is measured by net income after taxes including realized gains and losses on the Company’s investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process.

Both of the Company’s reportable segments are service based. The mortgage business is a fee-based business while the bank is driven principally by net interest income. The bank segment provides a distribution and referral network through their customers for the mortgage loan origination business. The mortgage segment offers a more limited referral network for the bank, due largely to the minimal degree of overlapping geographic markets.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2010, 2009 and 2008 are as follows (dollars in thousands):

	Community Bank	Mortgage	Eliminations	Consolidated Totals
For the Year Ended December 31, 2010
Net interest income	$149,353	$2,223	$—	$151,576
Provision for loan losses	24,368	—	—	24,368

Net interest income after provision for loan losses	124,985	2,223	—	127,208
Noninterest income	25,611	22,156	(469)	47,298
Noninterest expenses	124,110	19,360	(469)	143,001

Income before income taxes	26,486	5,019	—	31,505
Income tax expense	6,692	1,891	—	8,583

Net income	$19,794	$3,128	$—	$22,922

Total assets	$3,828,954	$82,255	$(73,962)	$3,837,247

Capital expenditures (1)	$6,882	$403	$—	$7,285

For the Year Ended December 31, 2009
Net interest income	$78,308	$1,508	$—	$79,816
Provision for loan losses	18,246	—	—	18,246

Net interest income after provision for loan losses	60,062	1,508	—	61,570
Noninterest income	16,647	16,643	(322)	32,967
Noninterest expenses	71,219	14,390	(322)	85,287

Income before income taxes	5,490	3,761	—	9,250
Income tax expense (benefit)	(431)	1,321	—	890

Net income	$5,921	$2,440	$—	$8,360

Total assets	$2,577,394	$60,051	$(50,173)	$2,587,272

Capital expenditures (1)	$7,511	$366	$—	$7,877

For the Year Ended December 31, 2008
Net interest income	$77,248	$625	$—	$77,873
Provision for loan losses	10,020	—	—	10,020

Net interest income after provision for loan losses	67,228	625	—	67,853
Noninterest income	19,764	11,116	(325)	30,555
Noninterest expenses	68,284	11,677	(325)	79,636

Income before income taxes	18,708	64	—	18,772
Income tax expense	4,234	24	—	4,258

Net income	$14,474	$40	$—	$14,514

Total assets	$2,546,330	$33,077	$(27,475)	$2,551,932

Capital expenditures (1)	$5,033	$117	$—	$5,150

(1)	Capital expenditures include purchase of property, furniture and equipment.

19.	OTHER OPERATING EXPENSES

The following table presents the consolidated statement of income line “Other Operating Expenses” broken into greater detail for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008
Communication expenses	$9,638	$6,594	$6,822
Professional services	4,483	3,466	2,378
Data processing fees	3,501	1,456	1,340
Marketing & advertising expense	5,441	2,530	2,405
FDIC assessment premiums and other insurance (2)	5,268	4,585	1,245
Other taxes	1,686	1,801	1,662
Loan and OREO expenses	2,964	1,595	754
Amortization of core deposit premuims	7,630	1,929	1,957
Other expenses (1)	16,466	6,392	5,999

Total other operating expenses	$57,077	$30,348	$24,562

(1)	Includes acquisition costs of $7.9 million related to First Market Bank and conversion costs to merge affiliate banks of $843,000 for 2010. Includes acquisition costs of $1.5 million related to First Market Bank for 2009, and conversion costs related to merging affiliate banks of $515,000 for 2008. (2) Includes $1.2 million FDIC special assessments for 2009 within FDIC assessment premiums and other insurance.

20.	DERIVATIVES

During the second quarter of 2010, the Company entered into an interest rate swap agreement (the “trust swap”) as part of the management of interest rate risk. The Company designated the trust swap as a cash flow hedge intended to protect against the variability of cash flows associated with the aforementioned Statutory Trust II preferred capital securities. The trust swap hedges the interest rate risk, wherein the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 3.51% to the same counterparty calculated on a notional amount of $36.0 million. The term of the trust swap is six years with a fixed rate that starts June 15, 2011. The trust swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815 Derivatives and Hedging, the trust swap is designated as a cash flow hedge, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense. The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item. There was no hedge ineffectiveness for this trust swap. At December 31, 2010, the fair value of the trust swap agreement was an unrealized loss of $1.5 million, the amount the Company would have expected to pay if the contract was terminated. The below liability is recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

Shown below is a summary of the derivative designated as a cash flow hedge at December 31, 2010 (dollars in thousands):

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swaps	1	$36,000	—	$1,476	0.30%	3.51%	6.46

The Company also acquired two interest rate swap loan relationships (“loan swaps”) as a result of the acquisition of First Market Bank. Upon entering into loan swaps with borrowers to meet their financing needs, offsetting positions with counterparties were entered into in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values reported in other assets and other liabilities. The Company had loan swaps with a notional value of $4.2 million and offsetting fair values of $189,000 recorded in other assets and other liabilities with no net effect on other operating income. Shown below is a summary regarding loan swap derivative activities at December 31, 2010 (dollars in thousands):

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	2	$4,205	$189	—	6.35%	2.76%	2.00
Pay fixed - receive floating interest rate swaps	2	4,205	—	189	2.76%	6.35%	2.00

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the past two years, there have been no changes in or reportable disagreement with the independent registered public accountants for the Company or any of its subsidiaries.

ITEM 9A.—CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting appears on pages 45 through 47 hereof.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.—OTHER INFORMATION. Not applicable.

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, executive officers, the Company’s audit committee and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of Shareholders to be held April 26, 2011 (“Proxy Statement”), under the captions “Election of Directors,” “Corporate Governance, Board Leadership, and Board Diversity,” and “Named Executive Officers.”

Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated by reference from the Proxy Statement under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a Code of Business Conduct and Ethics applicable to all employees and directors. The Company has also adopted a Code of Ethics for Senior Financial Officers and Directors, which is applicable to those directors and senior officers who have financial responsibilities. Both of these codes may be found at http://investors.bankatunion.com. In addition, a copy of either of the codes may be obtained without charge by written request to the Company’s corporate secretary.

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

The following table summarizes information, as of December 31, 2010, relating to the Company’s 2003 Stock Incentive Plan, pursuant to which grants of option to acquire shares of common stock may be awarded from time to time.

	Number of securities to be issued upon exercise of outstanding warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)[1]
Equity compensation plans approved by security holders	324,776	$19.38	97,162
Equity compensation plans approved by security holders	—	—	—

Total	324,776	$19.38	97,162

1	Consists of shares available for future issuance under the Company’s 2003 Stock Incentive Plan

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

PART IV

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets - December 31, 2010 and 2009;

•	Consolidated Statements of Income - Years ended December 31, 2010, 2009, and 2008;

•	Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2010, 2009 and 2008; and

•	Consolidated Statements of Cash Flows -Years ended December 31, 2010, 2009 and 2008;

•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description

2.01	First Amended and Restated Agreement and Plan of Reorganization, entered into on June 19, 2009 and dated and made effective as of March 30, 2009, by and between Union Bankshares Corporation and First Market Bank, FSB (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 22, 2009)

3.01	Articles of Incorporation of Union First Market Bankshares Corporation, as amended (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 5, 2010)

3.02	Bylaws of Union First Market Bankshares Corporation, as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on February 5, 2010)

4.01	Warrant to Purchase up to 422,636 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 23, 2008)

10.01	Amended and Restated Management Continuity Agreement of G. William Beale (incorporated by reference to Exhibit 10.01 to Annual Report on Form 10-K filed on March 16, 2009)

10.02	Amended and Restated Employment Agreement of G. William Beale (incorporated by reference to Exhibit 10.02 to Annual Report on Form 10-K filed on March 16, 2009)

10.03	Amended and Restated Management Continuity Agreement of D. Anthony Peay (incorporated by reference to Exhibit 10.03 to Annual Report on Form 10-K filed on March 16, 2009)

10.04	Amended and Restated Management Continuity of John C. Neal (incorporated by reference to Exhibit 10.04 to Annual Report on Form 10-K filed on March 16, 2009)

10.05	Amended and Restated Management Continuity Agreement of N. Byrd Newton (incorporated by reference to Exhibit 10.05 to Annual Report on Form 10-K filed on March 16, 2009)

10.06	Amended and Restated Management Continuity Agreement of Rawley H. Watson, III (incorporated by reference to Exhibit 10.06 to Annual Report on Form 10-K filed on March 16, 2009)

10.07	Amended and Restated Management Continuity Agreement of Janis Orfe (incorporated by reference to Exhibit 10.07 to Annual Report on Form 10-K filed on March 16, 2009)

10.08	Amended and Restated Employment Agreement of John C. Neal (incorporated by reference to Exhibit 10.08 to Annual Report on Form 10-K filed on March 16, 2009)

10.09	Amended and Restated Employment Agreement of D. Anthony Peay (incorporated by reference to Exhibit 10.09 to Annual Report on Form 10-K filed on March 16, 2009)

10.10	Amended and Restated Management Continuity Agreement of Michael T. Leake (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on March 16, 2009)

10.11	Employment Agreement of David J. Fairchild (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 5, 2010)

10.12	Management Continuity Agreement of David J. Fairchild (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 5, 2010)

10.13	Union Bankshares Corporation 2003 Stock Incentive Plan (incorporated by reference to Form S-8 Registration Statement; SEC file no. 333-113839)

10.14	Union Bankshares Corporation Non-Employee Directors’ Stock Plan (incorporated by reference to Exhibit 99.0 on Form S-8 Registration Statement; SEC file no. 333-113842)

10.15	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Union Bankshares Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 23, 2008)

10.16	Registration Rights Agreement, dated February 1, 2010, by and among Union First Market Bankshares Corporation and the shareholders of First Market Bank, FSB (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 5, 2010)

10.17	Affiliate Agreement, dated as of March 30, 2009 among Union First Market Bankshares Corporation and certain former stockholders of First Market Bank, FSB, as amended

11.03	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report)

21.01	Subsidiaries of the Registrant

23.01	Consent of Yount, Hyde & Barbour, P.C.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union First Market Bankshares Corporation

By:	/s/ G. William Beale	Date: March 9, 2011
G. William Beale
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2011.

Signature	Title

/s/ L. Bradford Armstrong	Director
L. Bradford Armstrong

/s/ G. William Beale	Chief Executive Officer and
G. William Beale	Director (principal executive officer)

/s/ Douglas E. Caton	Director
Douglas E. Caton

/s/ David J. Fairchild	President and Director
David J. Fairchild

/s/ Daniel I. Hansen	Director
Daniel I. Hansen

/s/ Ronald L. Hicks	Chairman of the Board of Directors
Ronald L. Hicks

/s/ Steven A. Markel	Director
Steven A. Markel

/s/ Patrick J. McCann	Director
Patrick J. McCann

/s/ Hullihen W. Moore	Director
Hullihen W. Moore

/s/ R. Hunter Morin	Director
R. Hunter Morin

/s/ W. Tayloe Murphy, Jr.	Vice Chairman of the Board of Directors
W. Tayloe Murphy, Jr.

/s/ D. Anthony Peay	Executive Vice President and Chief
D. Anthony Peay	Financial Officer (principal financial and accounting officer)

/s/ Ronald L. Tillett	Director
Ronald L. Tillett

/s/ James E. Ukrop	Director
James E. Ukrop