Form 10-Q
period 2011-03-31
UNION FIRST MARKET BANKSHARES CORP
filed 2011-05-10
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares of common stock outstanding as of May 2, 2011 was 26,033,957

UNION FIRST MARKET BANKSHARES CORPORATION

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$54,403	$58,951	$54,984
Interest-bearing deposits in other banks	30,050	1,449	62,918
Money market investments	178	158	126
Other interest-bearing deposits	—	—	2,598
Federal funds sold	175	595	9,887

Total cash and cash equivalents	84,806	61,153	130,513

Securities available for sale, at fair value	582,394	572,441	529,351

Loans held for sale	50,584	73,974	50,633

Loans, net of unearned income	2,806,928	2,837,253	2,850,166
Less allowance for loan losses	40,399	38,406	34,014

Net loans	2,766,529	2,798,847	2,816,152

Bank premises and equipment, net	90,594	90,680	92,566
Other real estate owned	38,674	36,122	25,082
Core deposit intangibles, net	25,171	26,827	32,636
Goodwill	57,567	57,567	57,567
Other assets	116,381	119,636	115,199

Total assets	$3,812,700	$3,837,247	$3,849,699

LIABILITIES
Noninterest-bearing demand deposits	$507,565	$484,867	$488,426
Interest-bearing deposits:
NOW accounts	381,887	381,512	357,762
Money market accounts	827,076	783,431	720,074
Savings accounts	174,244	153,724	150,753
Time deposits of $100,000 and over	521,940	563,375	597,768
Other time deposits	653,904	703,150	757,232

Total interest-bearing deposits	2,559,051	2,585,192	2,583,589

Total deposits	3,066,616	3,070,059	3,072,015

Securities sold under agreements to repurchase	66,225	69,467	73,307
Other short-term borrowings	—	23,500	45,000
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	155,014	154,892	155,462
Other liabilities	29,046	30,934	28,804

Total liabilities	3,377,211	3,409,162	3,434,898

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, $1,000 liquidation value, shares authorized 500,000; issued and outstanding, 35,595 shares for all periods.	35,595	35,595	35,595
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 26,034,989 shares, 26,004,197 shares, and 25,928,956 shares, respectively.	34,559	34,532	34,440
Surplus	185,962	185,763	184,481
Retained earnings	173,655	169,801	155,067
Discount on preferred stock	(1,113)	(1,177)	(1,352)
Accumulated other comprehensive income	6,831	3,571	6,570

Total stockholders’ equity	435,489	428,085	414,801

Total liabilities and stockholders’ equity	$3,812,700	$3,837,247	$3,849,699

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31
	2011	2010
	(Unaudited)	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$42,003	$38,394
Interest on Federal funds sold	—	12
Interest on deposits in other banks	5	8
Interest and dividends on securities:
Taxable	3,630	3,539
Nontaxable	1,754	1,365

Total interest and dividend income	47,392	43,318

Interest expense:
Interest on deposits	6,684	7,263
Interest on Federal funds purchased	7	14
Interest on short-term borrowings	161	598
Interest on long-term borrowings	1,740	1,283

Total interest expense	8,592	9,158

Net interest income	38,800	34,160
Provision for loan losses	6,300	5,001

Net interest income after provision for loan losses	32,500	29,159

Noninterest income:
Service charges on deposit accounts	2,058	2,171
Other service charges, commissions and fees	2,924	2,315
Gains (losses) on securities transactions, net	(16)	19
Gains on sales of loans	4,968	4,491
Gains (losses) on sales of other real estate and bank premises, net	(299)	39
Other operating income	912	704

Total noninterest income	10,547	9,739

Noninterest expenses:
Salaries and benefits	17,654	15,415
Occupancy expenses	2,754	2,635
Furniture and equipment expenses	1,662	1,402
Other operating expenses	12,697	17,348

Total noninterest expenses	34,767	36,800

Income before income taxes	8,280	2,098
Income tax expense	2,086	399

Net income	$6,194	$1,699
Dividends paid and accumulated on preferred stock	462	303
Accretion of discount on preferred stock	64	51

Net income available to common shareholders	$5,668	$1,345

Earnings per common share, basic	$0.22	$0.06

Earnings per common share, diluted	$0.22	$0.06

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Discount on Preferred Stock	Accumulated Other Comprehensive Income	Comprehensive Income	Total

Balance - December 31, 2009	$—	$24,462	$98,136	$155,047	$—	$4,443		$282,088

Comprehensive income:
Net income - 2010				1,699			$1,699	1,699
Unrealized holding gains arising during the period (net of tax, $1,153)							2,138
Reclassification adjustment for gains included in net income (net of tax, $8)							(11)

Other comprehensive income (net of tax, $1,145)						2,127	2,127	2,127

Total comprehensive income							$3,826

Issuance of common stock (7,477,273 shares)		9,945	86,139					96,084
Dividends on Common Stock ($.06 per share)				(1,555)				(1,555)
Dividends on Preferred Stock				(73)				(73)
Issuance costs of Preferred Stock	35,595				(1,403)			34,192
Accretion of discount on Preferred Stock				(51)	51			—
Issuance of common stock under Dividend Reinvestment Plan (5,174 shares)		7	85					92
Issuance of common stock under Stock Incentive Plan (4,473 shares)		6	33					39
Vesting of restricted stock under Stock Incentive Plan (12,616 shares)		20	(20)					—
Stock-based compensation expense			108					108

Balance - March 31, 2010	$35,595	$34,440	$184,481	$155,067	$(1,352)	$6,570		$414,801

Balance - December 31, 2010	$35,595	$34,532	$185,763	$169,801	$(1,177)	$3,571		$428,085

Comprehensive income:
Net income - 2011				6,194			$6,194	6,194
Change in fair value of interest rate swap							193
Unrealized holding gains arising during the period (net of tax, $1,645)							3,057
Reclassification adjustment for losses included in net income (net of tax, $6)							10

Other comprehensive income (net of tax, $1,651)						3,260	3,260	3,260

Total comprehensive income							$9,454

Dividends on Common Stock ($.07 per share)				(1,814)				(1,814)
Tax benefit from exercise of stock awards			1					1
Dividends on Preferred Stock				(462)				(462)
Accretion of discount on Preferred Stock				(64)	64			—
Issuance of common stock under Dividend Reinvestment Plan (5,194 shares)		7	52					59
Issuance of common stock under Stock Incentive Plan (6,450 shares)		8	68					76
Vesting of restricted stock under Stock Incentive Plan (8,659 shares)		12	(12)					—
Stock-based compensation expense			90					90

Balance - March 31, 2011	$35,595	$34,559	$185,962	$173,655	$(1,113)	$6,831		$435,489

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Dollars in thousands)

(Unaudited)

	2011	2010
Operating activities:
Net income	$6,194	$1,699
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization of bank premises and equipment	1,649	1,477
Amortization, net	1,571	1,184
Provision for loan losses	6,300	5,001
Increase in loans held for sale, net	23,390	3,647
Losses (gains) on the sale of investment securities	16	(19)
Losses (gains) on sales of other real estate owned and premises, net	299	(39)
Stock-based compensation expense	90	108
Decrease (increase) in other assets	4,761	(1,461)
(Decrease) increase in other liabilities	(1,888)	4,214

Net cash and cash equivalents provided by operating activities	42,382	15,811

Investing activities:
Purchases of securities available for sale	(40,971)	(38,471)
Proceeds from sales of securities available for sale	—	103,836
Proceeds from maturities, calls and paydowns of securities available for sale	32,841	25,823
Net decrease (increase) in loans	19,587	(1,261)
Sales of bank premises and equipment and OREO, net	2,017	3,344
Cash received in bank acquisition	—	137,460

Net cash and cash equivalents provided by investing activities	13,474	230,731

Financing activities:
Net increase in noninterest-bearing deposits	22,698	23,087
Net decrease in interest-bearing deposits	(26,141)	(75,759)
Net decrease in short-term borrowings	(26,742)	(107,444)
Net increase (decrease) in long-term borrowings	122	(327)
Cash dividends paid - common stock	(1,814)	(1,555)
Cash dividends paid - preferred stock	(462)	(73)
Tax benefit from the exercise of equity-based awards	1	—
Proceeds from the issuance of common stock	135	131

Net cash and cash equivalents used in financing activities	(32,203)	(161,940)

Increase in cash and cash equivalents	23,653	84,602
Cash and cash equivalents at beginning of the period	61,153	45,911

Cash and cash equivalents at end of the period	$84,806	$130,513

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$8,795	$8,567
Income taxes	2,464	—

Supplemental Schedule of Noncash Activities
Unrealized gains on securities available for sale	$4,718	$3,272
Unrealized gain on cash flow hedge	193	—
Transfer of loans to other real estate owned, net	6,431	5,390
Common stock issued for acquisition	—	96,083
Preferred stock issued for acquisition	—	34,192

Transactions related to bank acquisitions
Increase in assets and liabilities:
Loans	$—	$981,541
Securities	—	218,676
Other Assets	—	78,542
Noninterest bearing deposits	—	171,117
Interest bearing deposits	—	1,037,206
Borrowings	—	75,789
Other Liabilities	—	1,832

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011

1.	ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of Union First Market Bankshares Corporation and its subsidiaries (collectively, the “Company”). Significant inter-company accounts and transactions have been eliminated in consolidation.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

2.	BUSINESS COMBINATIONS

On February 1, 2010, the Company completed its acquisition of First Market Bank, FSB (“First Market Bank” or “FMB”), in an all stock transaction. First Market Bank’s common shareholders received 6,273.259 shares of the Company’s common stock in exchange for each share of First Market Bank’s common stock, resulting in the Company’s issuing 6,701,478 common shares. The Series A preferred shareholder of First Market Bank received 775,795 shares of the Company’s common stock in exchange for all shares of the FMB Series A preferred stock. In connection with the transaction, the Company issued a total of 7,477,273 common shares with an acquisition date fair value of $96.1 million. The Series B and Series C preferred shareholder of First Market Bank received 35,595 shares of the Company’s Series B FMB preferred stock in exchange for all shares of the Series B and Series C preferred stock.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the acquisition date. Assets acquired totaled $1.4 billion, including $981.5 million in net loans and $218.7 million in investment securities. Liabilities assumed were $1.3 billion, including $1.2 billion of deposits. In connection with the acquisition, the Company recorded $1.1 million of goodwill and $26.4 million of core deposit intangible. The core deposit intangible is being amortized over an average of 4.3 years using an accelerated method. In addition, the Company recorded $1.2 million related to a trademark intangible. This is being amortized over a three year time period and is non-deductible for tax purposes.

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

Interest income on acquired loans for the first quarter of 2011 was approximately $11.4 million. The outstanding principal balance and the carrying amount of these loans that is included in the consolidated balance sheet at March 31, 2011 are as follows (dollars in thousands):

Outstanding principal balance	$766,261
Carrying amount	$754,170

Loans obtained in the acquisition of First Market Bank for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than 0.31% of the Company’s consolidated assets and, accordingly, are not considered material.

3.	STOCK-BASED COMPENSATION

The Company’s 2003 Stock Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company and its subsidiaries. The Company’s 2003 Stock Incentive Plan replaced the 1993 Stock Incentive Plan, and became effective on July 1, 2003, after shareholders approved the plan at the annual meeting of shareholders held in 2003. The Stock Incentive Plan makes available 525,000 shares (adjusted for any stock splits), which may be awarded to employees of the Company and its subsidiaries in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of twenty percent over a five year vesting schedule. The Company issues new shares to satisfy stock-based awards. As of March 31, 2011, 89,020 shares remained available for issuance under the Company’s 2003 Stock Incentive Plan.

For the three month period ended March 31, 2011, the Company recognized stock-based compensation expense of approximately $74,596 net of tax, and less than $0.01 per common share for the period ended March 31, 2011.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2011:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2010	324,776	$19.38
Exercised	(6,450)	8.54
Forfeited	(1,000)	—

Options outstanding, March 31, 2011	317,326	19.61

Options exercisable, March 31, 2011	186,228	21.66

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model. There were no stock options granted during either the first quarter of 2011 or 2010.

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of March 31, 2011 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	304,882	186,228
Weighted average remaining contractual life in years	5.33	3.04
Weighted average exercise price on shares above water	$10.67	$10.67
Aggregate intrinsic value	$14	$14

The total intrinsic value for stock options exercised during the three months ended March 31, 2011, was $37,000. The fair value of stock options vested during the three months ended March 31, 2011, was approximately $100,000. Cash received from the exercise of stock options for the three months ended March 31, 2011 was $55,000.

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

The following table summarizes the nonvested stock activity for the three months ended March 31, 2011:

	Number of Shares of Restricted Stock	Performance Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2010	94,277	15,000	$15.93
Granted	22,279	—	11.19
Released	(8,659)	—	26.91
Forfeited	(8,915)	(9,000)	17.42

Balance, March 31, 2011	98,982	6,000	13.49

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of March 31, 2011 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining nine months of 2011	$123	$357	$480
For year ending December 31, 2012	146	414	560
For year ending December 31, 2013	147	181	328
For year ending December 31, 2014	159	70	229
For year ending December 31, 2015	73	10	83

Total	$648	$1,032	$1,680

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of unearned income, and consist of the following at March 31, 2011 and December 31, 2010 (dollars in thousands):

	2011	2010
Commercial:
Commercial Construction	$200,227	$205,795
Commercial Real Estate	782,675	758,034
Other Commercial	951,927	975,830

Total	1,934,829	1,939,659

Consumer:
Mortgages	211,513	212,228
Consumer Construction	14,792	15,615
Indirect auto	174,802	180,778
Indirect marine	43,152	46,383
HELOCs	269,549	273,025
Credit Card	17,095	19,308
Other Consumer	141,196	150,257

Total	872,099	897,594

Loans, net of unearned income	$2,806,928	$2,837,253

The following table shows the Company’s class types that are past due, current and greater than 90 days and still accruing at March 31, 2011 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial:
Commercial Construction	$5,452	$440	$6,770	$12,662	$187,565	$200,227	$340
Commercial Real Estate	6,067	2,983	5,602	14,652	768,023	782,675	305
Other Commercial	20,909	4,427	22,017	47,353	904,574	951,927	1,688
Consumer:
Mortgages	7,654	2,505	4,940	15,099	196,414	211,513	4,874
Consumer Construction	711	—	—	711	14,081	14,792	—
Indirect Auto	1,963	331	514	2,808	171,994	174,802	514
Indirect Marine	278	273	442	993	42,159	43,152	76
HELOCs	1,991	371	2,854	5,216	264,333	269,549	1,694
Credit Card	208	63	194	465	16,630	17,095	194
Other Consumer	2,249	1,411	1,690	5,350	135,846	141,196	1,161

Total	$47,482	$12,804	$45,023	$105,309	$2,701,619	$2,806,928	$10,846

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

The following table reflects the Company’s class types that are in nonaccrual status as of March 31, 2011 and excludes purchased impaired loans (dollars in thousands):

Commercial:
Commercial Construction	$11,489
Commercial Real Estate	7,926
Other Commercial	39,646
Consumer:
Mortgages	600
Consumer Construction	216
Indirect Auto	13
Indirect Marine	365
HELOC	1,587
Other Consumer	801

Total	$62,643

Nonaccrual loans totaled $62.6 million and $38.3 million at March 31, 2011 and 2010, respectively. The increase was principally related to the residential home builder market. There were no non-accrual loans excluded from impaired loan disclosure in 2011 or 2010. Loans past due 90 days or more and accruing interest totaled $10.8 million and $9.0 million at March 31, 2011 and 2010, respectively.

The following table reflects the Company’s class types that are in nonaccrual status as of December 31, 2010 and excludes purchased impaired loans (dollars in thousands):

2010

Commercial:
Commercial Construction	$11,410
Commercial Real Estate	9,276
Other Commercial	38,908
Consumer:
Mortgages	261
Consumer Construction	218
Indirect auto	14
Indirect marine	124
HELOC	1,329
Other Consumer	176

Total	$61,716

The following table shows the Company’s class types that are impaired with a related allowance at March 31, 2011 (dollars in thousands):

Class Category	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial Construction	$17,652	$17,821	$2,100	$19,280	$137
Commercial Real Estate	3,371	3,422	394	3,423	16
Other Commercial	44,490	45,029	7,864	45,849	266
Consumer Construction	216	228	94	228	—
Indirect Marine	365	365	179	365	—
HELOC	1,587	1,589	774	1,862	1
Other Consumer	801	813	358	815	1

Total	$68,482	$69,267	$11,763	$71,822	$421

The following table shows the Company’s class types that are impaired with a related allowance at December 31, 2010 (dollars in thousands):

Class Category	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial Construction	$18,234	$18,274	$3,684	$18,649	$970
Commercial Real Estate	10,303	10,348	1,200	9,869	664
Other Commercial	48,678	49,337	5,672	49,157	1,854
Mortgage	66	66	—	105	—
Consumer Construction	218	228	95	228	—
Indirect Auto	14	15	—	17	1
Indirect Marine	124	124	—	124	5
HELOC	1,329	1,330	606	1,330	29
Other Consumer	177	187	—	187	—

Total	$79,144	$79,908	$11,257	$79,666	$3,524

The following table shows the Company’s class types that are impaired without a related allowance at March 31, 2011 (dollars in thousands):

Class Category	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial Construction	$30,335	$31,954	$—	$32,101	$366
Commercial Real Estate	29,556	30,075	—	32,438	386
Other Commercial	118,731	119,679	—	127,558	1,390
Mortgage	1,583	1,583	—	1,583	23
Indirect Auto	119	120	—	127	2
HELOC	650	650	—	650	5
Other Consumer	1	1	—	—	—

Total	$180,975	$184,062	$—	$194,457	$2,172

The following table shows the Company’s class types that are impaired without a related allowance at December 31, 2010 (dollars in thousands):

Class Category	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial Construction	$39,184	$39,271	$—	$42,001	$1,707
Commercial Real Estate	29,522	29,643	—	29,698	1,656
Other Commercial	124,054	124,398	—	143,434	5,082
Mortgage	2,260	2,274	—	2,291	105
Indirect Auto	119	119	—	143	8
HELOC	650	650	—	650	22

Total	$195,788	$196,354	$—	$218,217	$8,581

The following table shows the allowance for loan loss activity, portfolio segment types, balances for allowance for credit losses, and loans based on impairment methodology for the quarter ended March 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of the year	$28,956	$9,488	$(38)	$38,406
Recoveries credited to allowance	111	262		373
Loans charged off	(3,151)	(1,529)		(4,680)
Provision charged to operations	5,075	1,155	70	6,300

Balance, end of year	$30,991	$9,376	$32	$40,399

Ending balance: individually evaluated for impairment	11,369	310	—	11,679

Ending balance: collectively evaluated for impairment	19,228	9,376	32	28,636

Ending balance: loans acquired with deteriorated credit quality	84	—	—	84

Total	$30,681	$9,686	$32	$40,399

Loans:
Ending balance	$1,934,829	$872,099	$—	$2,806,928

Ending balance: individually evaluated for impairment	233,407	5,242	—	238,649

Ending balance: collectively evaluated for impairment	1,690,614	866,857	—	2,557,471

Ending balance: loans acquired with deteriorated credit quality	10,808	—	—	10,808

Total	$1,934,829	$872,099	$—	$2,806,928

The following table shows the portfolio segment types, balances for allowance for credit losses, and loans based on impairment methodology for the year ended December 31, 2010.

	Commercial	Consumer	Unallocated	Total

Balance, end of year	$28,956	$9,488	$(38)	$38,406

Ending balance: individually evaluated for impairment	10,065	701	—	10,766

Ending balance: collectively evaluated for impairment	17,699	9,488	(38)	27,149

Ending balance: loans acquired with deteriorated credit quality	491	—	—	491

Total	$28,255	$10,189	$(38)	$38,406

Loans:
Ending balance	$1,939,659	$897,594	$—	$2,837,253

Ending balance: individually evaluated for impairment	259,386	1,547	—	260,933

Ending balance: collectively evaluated for impairment	1,667,473	896,047	—	2,563,520

Ending balance: loans acquired with deteriorated credit quality	12,800	—	—	12,800

Total	$1,939,659	$897,594	$—	$2,837,253

Activity in the allowance for loan losses for the quarter ended March 31, 2010 is summarized below (dollars in thousands):

Beginning balance	$30,484
Recoveries credited to allowance	1,041
Loans charged off	(2,512)
Provision for loan losses	5,001

Ending balance	$34,014

The Company uses a risk rating system for commercial loans. They are graded on a scale of 1 through 9. A general description of the characteristics of the risk grades is as follows:

•	Risk rated 1 loans have little or no risk and are generally secured by cash or cash equivalents;

•	Risk rated 2 loans have minimal risk to well qualified borrowers and no significant questions as to safety;

•	Risk rated 3 loans are satisfactory loans with strong borrowers and secondary sources of repayment;

•	Risk rated 4 loans are satisfactory loans with borrowers not as strong as risk rated 3 loans and may exhibit a greater degree of financial risk based on the type of business supporting the loan;

•	Risk rated 5 loans are watch loans that warrant more than the normal level of supervision and have the possibility of an event occurring that may weaken the borrower’s ability to repay;

•	Risk rated 6 loans have increasing potential weaknesses beyond those at which the loan originally was granted and if not addressed could lead to inadequately protecting the Company’s credit position;

•

Risk rated 7 loans are substandard loans and are inadequately protected by the current sound worth or paying capacity of the obligor or the collateral pledged; these have well defined weaknesses that jeopardize the liquidation of the debt with the distinct possibility the Company will sustain some loss if the deficiencies are not corrected;

•

Risk rated 8 loans are doubtful of collection and the possibility of loss is high but pending specific borrower plans for recovery, its classification as a loss is deferred until its more exact status is determined; and

•	Risk rated 9 loans are loss loans which are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

Classified loans include loans with risk ratings of 7 and worse. The following table shows classified loans, excluding purchased impaired loans, classified in the commercial portfolios by class with their related risk rating as of March 31, 2011. The risk rating information has been updated through March 31, 2011 (dollars in thousands):

	Commercial Construction	Commercial Real Estate	Other Commercial	Total

Risk rated 7	$47,379	$32,927	$167,050	$247,356
Risk rated 8	—	—	411	411

Total	$47,379	$32,927	$167,461	$247,767

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

The following table shows only purchased impaired commercial portfolios by class with their related risk rating as of March 31, 2011. The credit quality indicator information has been updated through March 31, 2011 (dollars in thousands):

	Commercial Construction	Commercial Real Estate	Other Commercial	Total

Risk rated 7	$420	$1,314	$8,040	$9,774
Risk rated 8	—	119	915	1,034

	$420	$1,433	$8,955	$10,808

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

The following table shows purchased impaired commercial and consumer portfolios by class and their delinquency status. The credit quality indicator information has been updated through March 31, 2011 (dollars in thousands):

	30-89 Days Past Due	Greater Than 90 Days	Current	Total

Commercial:
Commercial Construction	$—	$420	$—	$420
Commercial Real Estate	—	79	1,354	1,433
Other Commercial	—	6,684	2,271	8,955
Consumer:
Indirect auto	22	7	37	66
HELOCs	116	12	796	924
Other Consumer	81	57	—	138

Total	$219	$7,259	$4,458	$11,936

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

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS uses as the denominator the weighted average number of common shares outstanding during the period, including the effect of potentially dilutive common shares outstanding attributable to stock awards. Dividends on preferred stock and amortization of discount on preferred stock are treated as a reduction of the numerator in calculating basic and diluted EPS. There were approximately 333,386 and 178,354 shares underlying anti-dilutive stock awards as of March 31, 2011 and 2010, respectively. Dividends paid on nonvested stock awards were approximately $3,000 for both periods ending March 31, 2011 and 2010, respectively.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2011 and 2010 (dollars and shares in thousands, except per share amounts):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended March 31, 2011
Net income	$6,194	25,958	$0.24
Less: dividends paid and accumulated on preferred stock	462	—	0.02
Less: accretion of discount on preferred stock	64	—	—

Basic	$5,668	25,958	$0.22
Add: potentially dilutive common shares - stock awards	—	23	—

Diluted	$5,668	25,981	$0.22

For the Three Months ended March 31, 2010
Net income	1,699	23,197	$0.07
Less: dividends paid and accumulated on preferred stock	303	—	0.01
Less: accretion of discount on preferred stock	51	—	—

Basic	$1,345	23,197	$0.06
Add: potentially dilutive common shares - stock awards	—	38	—

Diluted	$1,345	23,235	$0.06

6.	TRUST PREFERRED CAPITAL NOTES

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty Financial Corporation. A Trust Preferred Capital Note of $22.5 million was issued through a pooled underwriting. The securities have an indexed London Interbank Offer Rate (“LIBOR”) floating rate (three month LIBOR rate plus 2.75%) which adjusts and is payable quarterly. The interest rate at March 31, 2011 was 3.05%. The capital securities were redeemable at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, while $696,000 is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the consolidated balance sheet.

During the first quarter of 2006, the Company’s Statutory Trust II, a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity Bank & Trust Company that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate at March 31, 2011 was 1.70%. The redeemable capital securities may be called at par after five years on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, while $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the consolidated balance sheet.

7.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank and a mortgage loan origination business. The community bank business for 2011 includes one bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 91 retail locations in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia, North Carolina, South Carolina, Maryland and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimus risk.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest at the three month LIBOR rate plus 1.5%. These transactions are eliminated in the consolidation process. A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three months ended March 31, 2011 and 2010 was as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated
Three Months Ended March 31, 2011
Net interest income	$38,313	$487	$—	$38,800
Provision for loan losses	6,300	—	—	6,300

Net interest income after provision for loan losses	32,013	487	—	32,500
Noninterest income	5,695	4,969	(117)	10,547
Noninterest expenses	29,956	4,928	(117)	34,767

Income before income taxes	7,752	528	—	8,280
Income tax expense	1,887	199	—	2,086

Net income	$5,865	$329	$—	$6,194

Total assets	$3,807,228	$55,260	$(49,788)	$3,812,700

Three Months Ended March 31, 2010
Net interest income	$33,778	$382	$—	$34,160
Provision for loan losses	5,001	—	—	5,001

Net interest income after provision for loan losses	28,777	382	—	29,159
Noninterest income	5,365	4,491	(118)	9,739
Noninterest expenses	33,011	3,906	(118)	36,800

Income before income taxes	1,131	967	—	2,098
Income tax expense	11	388	—	399

Net income	$1,120	$579	$—	$1,699

Total assets	$3,843,190	$56,877	$(50,368)	$3,849,699

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This amends previous guidance to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this guidance modify step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (“SEC”) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in extensible business reporting language (“XBRL”) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company is preparing for and will be submitting financial statements in XBRL format for the second quarter of 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (“SAB”) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the SAB. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”). This clarifies the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this guidance are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

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

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years. In connection with the First Market Bank acquisition, the Company recorded $26.4 million of core deposit intangible, $1.2 million of trademark intangible and $1.1 million in goodwill. None of the goodwill recognized will be deductible for income tax purposes. The core deposit intangible on that acquisition is being amortized over an average of 4.3 years using an accelerated method and the trademark intangible is being amortized over three years using the straight-line method. Based on the annual testing during the second quarter of each year and the absence of impairment indicators during the quarter ended March 31, 2011 the Company has recorded no impairment charges to date for goodwill or intangible assets.

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2011
Amortizable core deposit intangibles	$46,615	$21,444	$25,171
Unamortizable goodwill	57,909	342	57,567
Trademark intangible	1,200	467	733

December 31, 2010
Amortizable core deposit intangibles	$46,615	$19,788	$26,827
Unamortizable goodwill	57,909	342	57,567
Trademark intangible	1,200	367	833

March 31, 2010
Amortizable core deposit intangibles	$46,615	$13,979	$32,636
Unamortizable goodwill	57,909	342	57,567
Trademark intangible	1,200	67	1,133

Amortization expense of the core deposit intangibles for the three month periods ended March 31, 2011 and 2010 totaled $1.7 million and $1.5 million, respectively. Amortization expense of the trademark intangibles for the three month periods ended March 31, 2011 and 2010 was $100,000 and $67,000, respectively. As of March 31, 2011, the estimated remaining amortization expense of core deposit and trademark intangibles for each of the five succeeding fiscal years is as follows (dollars in thousands):

2012	$6,262
2013	5,160
2014	3,508
2015	2,667
2016	2,281
Thereafter	6,026

$25,904

10.	COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At March 31, 2011 and 2010, the Company had outstanding loan commitments approximating $758.4 million and $744.9 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $36.0 million and $33.8 million at March 31, 2011, and 2010, respectively.

At March 31, 2011, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union First Market Bank, a wholly owned subsidiary of Union First Market Bankshares Corporation, had rate lock commitments to originate mortgage loans amounting to $104.7 million and loans held for sale of $50.6 million. Union Mortgage has entered into corresponding commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $155.3 million. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

11.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities as of March 31, 2011 and December 31, 2010 are summarized as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
March 31, 2011
U.S. government and agency securities	$8,915	$545	$—	$9,460
Obligations of states and political subdivisions	179,960	3,765	(1,569)	182,156
Corporate and other bonds	15,205	447	(892)	14,760
Mortgage-backed securities	337,926	9,517	(224)	347,219
Federal Reserve Bank stock - restricted	6,711	—	—	6,711
Federal Home Loan Bank stock - restricted	18,345	—	—	18,345
Other securities	3,754	—	(11)	3,743

Total securities	$570,816	$14,274	$(2,696)	$582,394

December 31, 2010
U.S. government and agency securities	$9,610	$454	$(103)	$9,961
Obligations of states and political subdivisions	176,431	2,189	(3,588)	175,032
Corporate and other bonds	15,543	380	(858)	15,065
Mortgage-backed securities	334,696	9,767	(425)	344,038
Federal Reserve Bank stock - restricted	6,716	—	—	6,716
Federal Home Loan Bank stock - restricted	18,345	—	—	18,345
Other securities	3,259	32	(7)	3,284

Total securities	$564,600	$12,822	$(4,981)	$572,441

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
As of March 31, 2011
Obligations of states and political subdivisions	$40,204	$(872)	$16,599	$(697)	$56,803	$(1,569)
Mortgage-backed securities	43,674	(224)	—	—	43,674	(224)
Corporate bonds and other securities	—	(11)	4,029	(892)	4,029	(903)

Totals	$83,878	$(1,107)	$20,628	$(1,589)	$104,506	$(2,696)

As of December 31, 2010
U.S. government and agency securities	$43	$(103)	$—	$—	$43	$(103)
Obligations of states and political subdivisions	82,952	(2,451)	14,762	(1,137)	97,714	(3,588)
Mortgage-backed securities	49,515	(425)	—	—	49,515	(425)
Corporate bonds and other securities	—	(7)	4,104	(858)	4,104	(865)

	$132,510	$(2,986)	$18,866	$(1,995)	$151,376	$(4,981)

As of March 31, 2011, there were $20.6 million, or 46 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.6 million and consisted corporate and municipal obligations.

During each quarter the Company conducts an assessment of the securities portfolio for other-than-temporary impairment (“OTTI”) consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is OTTI if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the quarter ended March 31, 2011 and in accordance with the guidance, no OTTI was recognized.

12.	FAIR VALUE MEASUREMENTS

The Company adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. This statement clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

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

Interest rate swap agreement used for interest rate risk management

Interest rate swaps are recorded at fair value on a recurring basis. The Company utilizes an interest rate swap agreement as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing liabilities. The Company determines the fair value of its interest rate swap using externally developed pricing models based on market observable inputs and therefore classifies such valuation as Level 2. The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements at March 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance

ASSETS

Interest rate swap - loans	$—	$156		$156
Securities available for sale:
U.S. government and agency securities	—	9,460	—	9,460
Obligations of states and political subdivisions	—	182,156	—	182,156
Corporate and other bonds	—	14,760	—	14,760
Mortgage-backed securities	—	347,219	—	347,219
Other securities	—	3,743	—	3,743

Total	$—	$557,494	$—	$557,494

LIABILITIES

Interest rate swap - loans		$156		$156
Cash flow hedge - trust	—	1,281	—	1,281

Total	$—	$1,437	$—	$1,437

	Fair Value Measurements at December 31, 2010 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance

ASSETS
Interest rate swap - loans	$—	$189	$—	$189
Securities available for sale:
U.S. government and agency securities	—	9,961	—	9,961
Obligations of states and political subdivisions	—	175,032	—	175,032
Corporate and other bonds	—	15,065	—	15,065
Mortgage-backed securities	—	344,038	—	344,038
Other securities	—	3,284	—	3,284

Total	$—	$547,569	$—	$547,569

LIABILITIES
Interest rate swap - loans		$189		$189
Cash flow hedge - trust	—	1,476	—	1,476

Total	$—	$1,665	$—	$1,665

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different from cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2011. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than two years old, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At March 31, 2011, the Company’s Level 3 loans consisted of six relationships secured by residential real estate and lots of $7.4 million with a valuation reserve of $1.0 million; six relationships secured by commercial real estate of $6.5 million with a valuation reserve of $949,000; and two relationships secured by inventory, receivables, or equipment of $4.0 million with a valuation reserve of $846,000.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements at March 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$50,584	$—	$50,584
Impaired loans	—	41,582	15,137	56,719

Total	$—	$92,166	$15,137	$107,303

	Fair Value Measurements at December 31, 2010 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$73,974	$—	$73,974
Impaired loans	—	59,992	7,895	67,887

Total	$—	$133,966	$7,895	$141,861

The Company’s nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis relate to other real estate owned (“OREO”), goodwill, and intangible assets. In accordance with ASC 360, Property, Plant and Equipment, OREO with a carrying value above fair value is written down to its fair value and results in an impairment charge. The fair value of the real property is generally determined using appraisals or other indicators of value based on recent comparables of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Total valuation expenses related to OREO for the three months ended March 31, 2011 and 2010 were $12,000 and zero, respectively. No impairment charges have been recorded for goodwill or intangible assets.

ASC 825, Financial Instruments requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2011, the fair value of loan commitments and standby letters of credit was immaterial and excluded from the table below.

The carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2011 are in the following table (dollars in thousands):

	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$84,806	$84,806
Securities available for sale	582,394	582,394
Loans held for sale	50,584	50,584
Net loans	2,766,529	2,817,175
Interest rate swap - loans	156	156
Accrued interest receivable	15,728	15,728

Financial liabilities:
Deposits	$3,066,616	$3,074,600
Borrowings	281,549	296,268
Accrued interest payable	1,979	1,979
Cash flow hedge - trust	1,281	1,281
Interest rate swap - loans	156	156

13.	DERIVATIVES

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

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815, Derivatives and Hedging, the trust swap is designated as a cash flow hedge, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.

The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item. There was no hedge ineffectiveness for this trust swap. At March 31, 2011, the fair value of the trust swap agreement was an unrealized loss of $1.3 million, the amount the Company would have expected to pay if the contract was terminated. The below liability is recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

Shown below is a summary of the derivative designated as an accounting hedge at March 31, 2011:

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)

Pay fixed - receive floating interest rate swaps	1	$36,000	—	$1,281	0.30%	3.51%	6.21

The Company also acquired two interest rate swap loan relationships (“loan swaps”) as a result of the acquisition of First Market Bank. Upon entering into loan swaps with borrowers to meet their financing needs, offsetting positions with counterparties were entered into in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values reported in other assets and other liabilities. The Company had loan swaps with a notional value of $4.2 million and offsetting fair values of $156,000 recorded in other assets and other liabilities with no net effect on other operating income. Shown below is a summary regarding loan swap derivative activities at March 31, 2011 (dollars in thousands):

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)

Receive fixed - pay floating interest rate swaps	2	$4,160	$156	—	6.35%	2.75%	1.76
Pay fixed - receive floating interest rate swaps	2	4,160	—	156	2.75%	6.35%	1.76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have reviewed the accompanying condensed consolidated balance sheets of Union First Market Bankshares Corporation and subsidiaries as of March 31, 2011 and 2010, and the related condensed consolidated statements of income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union First Market Bankshares Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Winchester, Virginia

May 10, 2011

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union First Market Bankshares Corporation and its subsidiaries (collectively the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2010. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three month periods ended March 31, 2011 and 2010 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, and consumer spending and savings habits. More information is available on the Company’s website, http://investors.bankatunion.com and on the Securities and Exchange Commission’s website, www.sec.gov. The information on the Company’s website is not a part of this Form 10-Q. The Company does not intend or assume any obligation to update or revise any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to applicable GAAP. Management’s estimate of each homogenous pool component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation may include but is not limited to credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the loan portfolio; the findings of internal credit quality assessments; and results from external bank regulatory examinations. These factors together with historical losses and current economic and business conditions are considered in developing estimated loss factors used in the calculations.

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates generally to commercial loans that are classified as impaired, and on which an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is derived from an estimate of credit losses adjusted for various environmental factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the product of net charge-off historical loss experience to the loan balance of the loan portfolio averaged over a period of time management deems appropriate to adequately reflect the losses inherent in the loan portfolio. The environmental factors consist of national, local, and portfolio characteristics and are applied to both the commercial and consumer segments. The following table shows the types of environmental factors management considers:

ENVIRONMENTAL FACTORS
Portfolio	National	Local
Experience and ability of lending team	Interest rates	Level of economic activity
Depth of lending team	Inflation	Unemployment
Pace of loan growth	Unemployment	Competition
Franchise expansion	Gross domestic product	Rural v. urban market
Execution of loan risk rating process	General market risk and other concerns	Military/government impact
Degree of oversight / underwriting standards	Legislative and regulatory environment
Value of real estate serving as collateral
Delinquency levels in portofolio
Charge-off levels in portfolio
Credit concentrations / nature and volume of the portfolio

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb potential losses in the portfolio. Loans are charged against the allowance when management judges the loan to be uncollectable. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. These adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

An unallocated component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At March 31, 2011 and 2010, there were no material amounts considered unallocated as part of the allowance for loan losses.

Mergers and Acquisitions

The Company accounts for its business combinations under the purchase method of accounting, a cost allocation process which requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. Costs that the Company expects, but is not obligated to incur in the future, to effect its plan to exit an activity of an acquiree or to terminate the employment of or relocate an acquiree’s employees are not liabilities at the acquisition date. The Company will not recognize these costs as part of applying the acquisition method. Instead, the Company will recognize these costs in its post-combination financial statements in accordance with other applicable accounting guidance.

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

Latest Acquisition

On February 1, 2010, the Company completed its acquisition of First Market Bank, FSB (“First Market Bank” or “FMB”) in an all stock transaction. First Market Bank’s common shareholders received 6,273.259 shares of the Company’s common stock in exchange for each share of First Market Bank’s common stock, resulting in the Company issuing 6,701,478 common shares. The Series A preferred shareholder of First Market Bank received 775,795 shares of the Company’s common stock in exchange for all shares of the Series A preferred stock. In connection with the transaction the Company issued a total of 7,477,273 common shares with an acquisition date fair value of $96.1 million. The Series B and Series C preferred shareholder of First Market Bank received 35,595 shares of the Company’s Series B preferred stock in exchange for all shares of the FMB Series B and Series C preferred stock.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the acquisition date. Assets acquired totaled $1.4 billion, including $981.5 million in net loans and $218.7 million in investment securities. Liabilities assumed were $1.3 billion, including $1.2 billion of deposits. In connection with the acquisition, the Company recorded $1.1 million of goodwill and $26.4 million of core deposit intangible. The core deposit intangible is being amortized over an average of 4.3 years using an accelerated method. In addition, the Company recorded $1.2 million related to a trademark intangible. This is being amortized over a three year time period. Based on the annual testing during the second quarter of each year and the absence of impairment indicators during the quarter ended March 31, 2011 the Company has recorded no impairment charges to date for goodwill or intangible assets.

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

ABOUT UNION FIRST MARKET BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Union First Market Bankshares Corporation is the holding company for Union First Market Bank, which has 91 branches and more than 160 ATMs throughout Virginia. Non-bank affiliates of the holding company include: Union Investment Services, Inc., which provides full brokerage services; Union Mortgage Group, Inc., which provides a full line of mortgage products; and Union Insurance Group, LLC, which offers various lines of insurance products. Union First Market Bank also owns a non-controlling interest in Johnson Mortgage Company, LLC.

On March 21, 2011, Union First Market Bank announced that it has opened a new branch in Stafford, Virginia. Located at 1044 Warrenton Road, the Berea Marketplace branch is the 91st branch of Union First Market Bank.

On February 8, 2011, Union First Market Bank and MARTIN’S® Food Markets announced that Union First Market Bank will add in-store bank branches to seven MARTIN’S stores in the western part of Virginia. Union First Market Bank currently operates in-store bank branches in 22 MARTIN’S Food Markets.

On December 21, 2010, the Company announced it will acquire approximately $73.5 million of loans and assume approximately $59.3 million in deposits at book value through the acquisition of the Harrisonburg, Virginia branch of NewBridge Bank. The closing date is expected to be in the second quarter of 2011.

Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of this report. Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol UBSH.

RESULTS OF OPERATIONS

Net Income

The Company reported net income of $6.2 million and earnings per share of $0.22 for its first quarter ended March 31, 2011. The quarterly results represent an increase of $1.8 million in net income and $0.07 in earnings per share from the prior year’s fourth quarter and an increase of $4.5 million in net income and a $0.16 increase in earnings per share from the quarter ended March 31, 2010.

The increase in quarterly net income from the prior year is largely a result of improvements in net interest income, the absence of prior year nonrecurring acquisition costs partially offset by increased provisions for loan losses. Comparative results to the first quarter of the prior year exclude FMB results for the month of January 2010. For the first quarter of 2011, net income available to common shareholders, which deducts dividends and discount accretion on preferred stock from net income, was $5.7 million compared to $1.3 million for the prior year’s first quarter.

First quarter 2011 net income increased $1.8 million from the fourth quarter of 2010 and was largely attributable to a reduction in the provision for loan losses and lower nonrecurring costs. These improvements were partially offset by lower income from the mortgage segment.

NET INTEREST INCOME

On a linked quarter basis, tax-equivalent net interest income was $39.9 million, a decrease of $395,000, or 0.98%, from the fourth quarter of 2010. The linked quarter decrease was principally due to a greater decrease in earning asset volumes compared to interest-bearing liabilities. First quarter tax-equivalent net interest margin increased 13 basis points to 4.68% from 4.55% in the most recent quarter. The net interest margin increase was primarily the result of the increase of investment security yields and lower costs of interest-bearing deposits. Additionally, the funding mix continued to shift from higher cost certificates of deposit to lower cost money market accounts and checking accounts. The following table shows average interest-earning assets, interest-bearing liabilities, the related income/expense and change for the periods shown:

	Linked quarter results
	Dollars in thousands
	Three Months Ended
	03/31/11	12/31/10	Change

Average interest-earning assets	$3,459,834	$3,514,367	$(54,533)
Interest income	$48,490	$49,834	$(1,344)
Yield on interest-earning assets	5.68%	5.63%	5	bps
Average interest-earning liabilities	$2,858,406	$2,895,213	$(36,807)
Interest expense	$8,591	$9,540	$(949)
Cost of interest-bearing liabilities	1.22%	1.31%	(9	)bps

The first quarter tax-equivalent net interest income increased $4.8 million, or 13.67%, when compared to the same period last year. This increase was related to increased interest-earning asset volumes resulting from the acquisition of FMB. The tax-equivalent net interest margin increased 9 basis points to 4.68% from 4.59% in the prior year. The improvement in the cost of funds related to the declining costs on certificates of deposit. Another favorable factor driving the increase in the net interest margin was the increase in demand deposits. The decrease in the interest-earning asset yield was related to lower loan yields and lower yields on investment securities. The Company’s ability to maintain the net interest margin at current levels is largely dependent upon future interest rates, loan demand, and deposit competition. The following table shows average interest-earning assets, interest-bearing liabilities, the related income/expense and change for the periods shown:

	Year-over-year results
	Dollars in thousands
	Three Months Ended
	03/31/11	03/31/10	Change

Average interest-earning assets	$3,459,834	$3,103,964	$355,870
Interest income	$48,490	$44,256	$4,234
Yield on interest-earning assets	5.68%	5.78%	(10	)bps
Average interest-earning liabilities	$2,858,406	$2,621,815	$236,591
Interest expense	$8,591	$9,159	$(568)
Cost of interest-bearing liabilities	1.22%	1.42%	(20	)bps

Acquisition Activity – net interest margin

Net interest income increased $1.8 million for the three months ended March 31, 2011 as a result of acquisition accounting fair value adjustments. If not for this impact, the net interest margin for the first quarter would have been 4.47%, an 18 basis point improvement from the fourth quarter of last year.

The acquired loan and investment security portfolios of FMB were marked-to-market with a fair value discount to market rates. Performing loan and investment security discount accretion is recognized as interest income over the estimated remaining life of the loans and investment securities. The Company also assumed borrowings (Federal Home Loan Bank of Altanta (“FHLB”) and subordinated debt) and certificates of deposit. These liabilities were marked-to-market with estimates of fair value on acquisition date. The resulting discount/premium to market is accreted/amortized as an increase (or decrease) to interest expense over the estimated lives of the liabilities and reduced by provisions for loan losses.

The first quarter and remaining estimated discount/premium is reflected in the following table (dollars in thousands):

	Loan Accretion	Investment Securities	Borrowings	Certificates of Deposit

For the quarter ended March 31, 2011	$1,557	$108	$(122)	$258
For the remaining nine months of 2011	3,755	278	(367)	504
For the years ending:
2012	3,576	201	(489)	222
2013	2,925	15	(489)	—
2014	1,835	—	(489)	—
2015	—	—	(489)	—
2016	—	—	(163)	—

Acquisition Activity – other operating expenses

Total nonrecurring costs associated with the previously described and proposed NewBridge Bank branch acquisition were $294,000 for the quarter ended March 31, 2011. Costs to date principally include systems conversion and integrating operations, which were expensed as incurred. The costs are reported as a component of “Other operating expenses” within the Company’s “Condensed Consolidated Statements of Income.” Total acquisition costs are expected to be approximately $457,000 with no additional costs expected to be incurred after the second quarter of 2011.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended March 31,
	2011			2010			2009
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$412,512	$3,630	3.57%	$378,494	$3,539	3.79%	$219,977	$2,436	4.49%
Tax-exempt	164,928	2,698	6.63%	119,602	2,100	7.12%	116,739	2,100	7.29%

Total securities (2)	577,440	6,328	4.44%	498,096	5,639	4.59%	336,716	4,536	5.46%
Loans, net (3) (4)	2,812,412	41,592	6.00%	2,515,652	38,151	6.15%	1,869,759	27,257	5.91%
Loans held for sale	54,152	565	4.23%	44,607	446	4.05%	38,698	431	4.52%
Federal funds sold	266	—	0.32%	28,205	12	0.17%	471	—	0.14%
Money market investments	161	—	0.00%	112	—	0.00%	93	—	0.00%
Interest-bearing deposits in other banks	15,403	5	0.14%	14,694	8	0.22%	94,235	54	0.23%
Other interest-bearing deposits	—	—	0.00%	2,598	—	0.00%	2,598	—	0.00%

Total earning assets	3,459,834	48,490	5.68%	3,103,964	44,256	5.78%	2,342,570	32,278	5.59%

Allowance for loan losses	(38,765)			(31,579)			(26,144)
Total non-earning assets	386,891			368,028			249,492

Total assets	$3,807,960			$3,440,413			$2,565,918

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$374,756	159	0.17%	$303,824	177	0.24%	$198,120	81	0.17%
Money market savings	810,573	1,505	0.75%	634,090	1,476	0.94%	400,157	2,489	2.52%
Regular savings	160,565	103	0.26%	147,045	189	0.52%	95,570	101	0.43%
Certificates of deposit: (5)
$100,000 and over	600,932	2,482	1.68%	583,442	2,854	1.98%	469,667	4,052	3.50%
Under $100,000	620,168	2,435	1.59%	588,981	2,568	1.77%	516,806	4,382	3.44%

Total interest-bearing deposits	2,566,994	6,684	1.06%	2,257,382	7,264	1.30%	1,680,320	11,105	2.68%
Other borrowings (6)	291,412	1,908	2.66%	364,433	1,895	2.11%	319,648	2,545	3.23%

Total interest-bearing liabilities	2,858,406	8,592	1.22%	2,621,815	9,159	1.42%	1,999,968	13,650	2.77%

Noninterest-bearing liabilities:
Demand deposits	486,864			401,971			267,980
Other liabilities	30,283			26,901			21,419

Total liabilities	3,375,553			3,050,687			2,289,367
Stockholders’ equity	432,407			389,726			276,551

Total liabilities and stockholders’ equity	$3,807,960			$3,440,413			$2,565,918

Net interest income		$39,898			$35,097			$18,628

Interest rate spread (7)			4.46%			4.36%			2.82%
Interest expense as a percent of average earning assets			1.01%			1.20%			2.36%
Net interest margin (8)			4.68%			4.59%			3.22%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $108 thousand in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2011 is $278 thousand.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $1.6 million in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2011 is $3.8 million.
(5)	Interest expense on certificates of deposits includes $258 thousand in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2011 is $504 thousand.
(6)	Interest expense on borrowings includes $122 thousand in amortization of the fair market value adjustments related to the acquisition of FMB. Remaining estimated amortization for 2011 is $367 thousand.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(8)	Core net interest margin excludes purchase accounting adjustments and was 4.47% for the quarter ending 3/31/11.

Provision for Loan Losses

The provision for loan losses for the quarter ended March 31, 2011 was $6.3 million, a decrease of $3.2 million from the fourth quarter of last year and an increase of $1.3 million from the same quarter a year ago. The lower provision for loan losses compared to the most recent quarter is partially reflective of lower net charge-offs. The current level of the allowance for loan losses reflect specific reserves related to nonperforming loans, changes in risk ratings on loans, net charge-off activity, loan growth, delinquency trends and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

The allowance for loan losses as a percentage of the total loan portfolio, including net loans acquired in the FMB acquisition, was 1.44% at March 31, 2011, and 1.35% at December 31, 2010, and 1.19% at March 31, 2010, respectively. The allowance-to-legacy loans as a percentage of the total loan portfolio was 1.96% at March 31, 2011, an increase from 1.88% at December 31, 2010, and 1.82% in the same quarter a year ago. See the Non-GAAP Measures section below for additional information on the allowance-to-legacy loan ratio.

Noninterest Income

On a linked quarter basis, noninterest income decreased $2.5 million, or 19.3%, to $10.5 million from $13.1 million in the fourth quarter of last year. Gains on the sale of loans in the mortgage segment decreased $1.5 million, or 23.0%, and were driven by a decline in mortgage originations. Declines in refinanced mortgage loan volume from 56.1% to 38.1% accounted for most of this decrease. Gains on sales of other real estate owned decreased $551,000. During the quarter ended March 31, 2011, the Company recorded sales of other real estate owned at a net loss of $299,000 as compared to a net gain of $252,000 during the prior quarter. Excluding the mortgage segment operations and other real estate sales, noninterest income decreased $487,000, or 7.5% from the fourth quarter of last year and related to a combination of lower service charge income, letter of credit fees and ATM income. Comparative results to the first quarter of the prior year exclude FMB results for the month of January 2010.

For the first quarter, noninterest income increased $808,000, or 8.3%, to $10.5 million from $9.7 million in the prior year’s same quarter. Other service charges and fees increased $609,000, primarily as a result of increased debit card income, ATM income, brokerage commissions and letter of credit fees. Gains on sales of loans in the mortgage segment increased $477,000, or 10.6%. Gains on sales of other real estate owned decreased $338,000. During the quarter ended March 31, 2011, the Company recorded sales of other real estate owned at a net loss of $299,000. Other operating income increased $208,000, primarily the result of higher trust revenue and bank owned life insurance investment income. Additionally, service charges on deposit accounts decreased principally from lower overdraft and return check income.

Noninterest Expense

On a linked quarter basis, noninterest expense decreased $2.3 million, or 6.2%, to $34.8 million from $37.1 million when compared to the fourth quarter of last year. Other operating expenses decreased $2.0 million, or 13.9%. Of the other operating expenses decrease, $708,000 was related to post acquisition lease and contract termination expenses incurred during the fourth quarter of last year. Conversion costs related to merging bank affiliates in the fourth quarter of last year declined by $436,000. Marketing and advertising expenses declined $460,000 related to Loyalty Banking® and multi-media brand awareness campaigns in the prior year’s fourth quarter. Additionally, legal and professional fees related to continuing problem loan work outs and foreclosure activity decreased $388,000, and costs to maintain the Company’s portfolio of other real estate owned decreased $248,000. Partially offsetting decreases in other operating expenses were increases related to expected Federal Deposit Insurance Corporation (“FDIC”) insurance assessments of $323,000, and an increase in franchise tax of $299,000 levied in the first quarter of 2011 that included the acquired branches of FMB. Excluding the mortgage segment operations and non-recurring costs, noninterest expense decreased $450,000, or 1.5%, compared to last year’s fourth quarter.

For the first quarter, noninterest expense decreased $2.0 million, or 5.5%, to $34.8 million from $36.8 million for the first quarter of 2010. Other operating expenses decreased $4.7 million, or 26.8%. Included in other operating expenses were costs associated with the acquisition of FMB of $6.9 million during the first quarter of 2010, and quarter ended March 31, 2011 bank branch acquisition costs of $294,000. Partially offsetting the decrease in other operating expenses were increases in internet and communication expenses of $640,000, increases related to expected FDIC insurance assessments of $455,000, and an increase in franchise tax of $299,000 levied in the first quarter of 2011 that included the acquired branches of FMB. Salaries and benefits increased $2.2 million and were primarily due to increased salary expense of $1.9 million related to first quarter merit increases and additional personnel, and included $436,000 higher commissions in the mortgage segment. Marketing and advertising costs declined $268,000 primarily related to brand awareness campaigns that occurred in the first quarter of 2010. Additionally, costs to maintain the Company’s portfolio of other real estate owned decreased as did legal and professional fees related to continuing problem loan work outs and foreclosure activity. Comparative results to the first quarter of the prior year exclude FMB results for the month of January 2010.

Securities

As of March 31, 2011, the Company maintained a diversified municipal bond portfolio with three quarters of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the Commonwealth of Virginia represented 9% and the only state with a concentration above 10% was Texas, which represented 28% of the municipal portfolio. Approximately 83% of municipal holdings are considered investment grade by Moody’s or S&P. The non-investment grade securities are principally insured Texas municipalities with no underlying rating. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of March 31, 2011. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rate for the three months ended March 31, 2011 and 2010 was 25.2% and 19.0%, respectively.

SEGMENT INFORMATION

Community Banking Segment

On a linked quarter basis, net interest income was $38.3 million, a decrease of $223,000, or 0.60%, from the fourth quarter of last year. The linked quarter decrease was principally due to a greater decrease in earning asset volumes compared to interest-bearing liabilities.

Noninterest income decreased $1.0 million, or 15.6%, to $5.7 million from $6.7 million in the fourth quarter of last year. Gains on sales of other real estate owned decreased $551,000. During the quarter ended March 31, 2011, the Company recorded sales of other real estate owned at a net loss of $299,000 as compared to a net gain of $252,000 during the prior quarter.

Noninterest expense decreased $1.4 million, or 4.7%, to $30.0 million from $31.4 million when compared to the fourth quarter of last year. Other operating expenses decreased $2.0 million, or 14.2%. The decrease in other operating expenses included $708,000 related to post acquisition lease and contract termination expenses incurred during the fourth quarter of last year. Conversion costs related to merging bank affiliates in the fourth quarter of last year declined by $436,000. Marketing and advertising expenses declined $439,000 related to Loyalty Banking® and multi-media brand awareness campaigns in the prior year’s fourth quarter. Additionally, legal and professional fees related to continuing problem loan work outs and foreclosure activity decreased $397,000, and costs to maintain the Company’s portfolio of other real estate owned decreased $271,000. Partially offsetting decreases in other operating expenses were increases related to expected FDIC insurance assessments of $324,000, and an increase in franchise taxes of $299,000 levied in the first quarter of 2011 that included the acquired branches of FMB. Salary expense increased $762,000, primarily related to incentive compensation and merit increases occurring in the first quarter.

For the three months ended March 31, 2011 net interest income increased $4.5 million, or 13.4%, when compared to the same period last year. This increase was principally attributable to increased interest-earning asset volumes resulting from the acquisition of FMB.

Noninterest income increased $330,000, or 6.2%, to $5.7 million from $5.4 million. Other service charges and fees increased $609,000, primarily as a result of increased debit card income, ATM income, brokerage commissions, and letter of credit fees. Gains on sales of other real estate owned decreased $338,000. During the quarter ended March 31, 2011, the Company recorded sales of other real estate owned at a net loss of $299,000. Other operating income increased $207,000, primarily the result of higher trust revenue and bank owned life insurance investment income. Additionally, service charges on deposit accounts decreased principally from lower overdraft and return check income.

Noninterest expense decreased $3.0 million, or 9.3%, to $30.0 million from $33.0 million in the prior year’s same quarter. Other operating expenses decreased $4.8 million, or 28.4%. Included in other operating expenses were costs associated with the acquisition of FMB of $6.9 million during the first quarter of 2010, and quarter ended March 31, 2011 bank branch acquisition costs of $294,000. Marketing and advertising costs declined $266,000 primarily related to brand awareness campaigns that occurred in the first quarter of 2010. Partially offsetting the decrease in other operating expenses were increases in internet and communication expenses of $596,000, increases related to expected FDIC insurance assessments of $455,000, and an increase in franchise taxes of $299,000 levied in the first quarter of 2011 that included the acquired branches of FMB. Salaries and benefits increased $1.5 million and were primarily due to two months of FMB in the prior year’s same quarter, as well as increased salary expense related to first quarter merit increases and additional personnel.

Mortgage Segment

On a linked quarter basis, the mortgage segment net income for the first quarter decreased $525,000, or 61.6%, to $329,000 from $854,000 in the fourth quarter of 2010. Originations declined by $87.4 million from $236.5 million to $149.1 million, or 37.0%, from the fourth quarter of last year. Gains on the sale of loans decreased $1.5 million, or 23.0%, on lower originations. Refinanced loans represented 38.1% of originations during the first quarter compared to 56.1% during the fourth quarter of 2010. Salary and benefit expenses decreased $753,000 on loan volume driven commission expense. Occupancy and equipment expense decreased 4.4% and 10.0% respectively on a linked quarter basis.

For the first quarter, the mortgage segment net income decreased $250,000 to $329,000, from $579,000 for the same quarter in 2010. Noninterest expenses increased $1.0 million. Of this amount, salaries and benefits increased $782,000 as a result of commission expenses associated with the higher loan revenue and personnel expenses related to the hiring of corporate support staff to service increased loan volume during the past twelve months. Originations increased $930,000 from $148.2 million to $149.1 million, or 0.6%, during the same period last year. Gains on the sale of loans increased $478,000, or 10.6%. The increase in gain on sale revenue was driven by adjustments to loan fees and pricing strategies, volume related revenue incentives and the contribution of newer branches originating loans at favorable margins.

BALANCE SHEET

At March 31, 2011, total cash and cash equivalents were $84.8 million, an increase of $23.7 million from December 31, 2010, and a decrease of $45.7 million from March 31, 2010. At March 31, 2011, net loans were $2.8 billion, a decrease of $32.3 million, or 1.2% from the fourth quarter of last year. Net loans decreased $49.6 million, or 1.8%, from March 31, 2010. Loans held for sale of $50.6 million in the Company’s mortgage segment decreased by $23.4 million from the fourth quarter of last year, related to lower origination volume, and flat from the prior year’s same quarter. At March 31, 2011, total assets were $3.8 billion, a decrease of $24.5 million compared to the fourth quarter of 2010, and a decrease of $37.0 million from March 31, 2010.

Total deposits decreased $3.4 million compared to the fourth quarter of last year driven by lower volumes of time deposits and certificates of deposits, offset by higher money market and savings accounts. Total deposits decreased $5.4 million from March 31, 2010 with net volume inflows into money market accounts and out of certificates of deposit. Total borrowings, including repurchase agreements, decreased $26.6 million on a linked quarter basis and $52.5 million from March 31, 2010. The Company’s equity to assets ratio was 11.42% and 10.77% at March 31, 2011 and 2010, respectively. The Company’s tangible common equity to assets ratio was 8.51% and 7.70% at March 31, 2011 and 2010, respectively. See Capital Resources section below for regulatory capital ratios.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, Federal funds sold, securities available for sale, loans held for sale and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through Federal funds lines with several correspondent banks, a line of credit with the FHLB, and corporate lines of credit with large correspondent banks. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

As of March 31, 2011, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, loans held for sale, investment securities and loans that mature within one year totaled $1.2 billion, or 35.7%, of total earning assets. As of March 31, 2011, approximately $1.1 billion, or 37.9%, of total loans are scheduled to mature within one year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	March 31, 2011	% of Total Loans	December 31, 2010	% of Total Loans	March 31, 2010	% of Total Loans
Loans secured by real estate:
Residential 1-4 family	$433,517	15.4%	$431,614	15.2%	$421,138	14.8%
Commercial	937,104	33.5%	924,548	32.6%	868,214	30.4%
Construction, land development and other land loans	484,835	17.3%	489,601	17.3%	500,909	17.6%
Second mortgages	62,572	2.2%	64,534	2.3%	62,762	2.2%
Equity lines of credit	298,634	10.6%	305,741	10.8%	309,765	10.9%
Multifamily	92,360	3.3%	91,397	3.2%	83,173	2.9%
Farm land	26,715	1.0%	26,787	0.9%	28,463	1.0%

Total real estate loans	2,335,737	83.3%	2,334,222	82.3%	2,274,424	79.8%

Commercial Loans	163,943	5.8%	180,840	6.4%	211,663	7.4%

Consumer installment loans
Personal	264,142	9.4%	277,184	9.8%	315,927	11.1%
Credit cards	17,095	0.6%	19,308	0.6%	13,438	0.5%

Total consumer installment loans	281,237	10.0%	296,492	10.4%	329,365	11.6%

All other loans	26,011	0.9%	25,699	0.9%	34,714	1.2%

Gross loans	$2,806,928	100.0%	$2,837,253	100.0%	$2,850,166	100.0%

As reflected in the loan table, at March 31, 2011, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers’ focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

Overview

During the first quarter, the Company experienced a slight deterioration in asset quality, principally within the builder/developer real estate portfolio, as the housing market remained soft. The magnitude of any such softening is largely dependent upon any lagging impact on commercial real estate, the recovery of residential housing, and the pace at which the economies in the markets we serve recover.

The Company considers the level of nonperforming assets to be manageable and has devoted an appropriate amount of resources to review the loan portfolio and workout problem assets in order to minimize any potential losses to the Company. Management continues to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential and commercial real estate, and adjusts the allowance for loan losses accordingly. Historically, and particularly in the current economic environment, the Company seeks to work with its customers on loan collection matters while taking appropriate actions to improve the Company’s position and minimize any losses.

Loans obtained in connection with the FMB acquisition have been accounted for in accordance with ASC 805, Business Combinations, and/or ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), if the loan experienced deterioration of credit quality at the time of acquisition. Both require that acquired loans be recorded at fair value and prohibit the carryover of the related allowance for loan losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans. Because ASC 310-30 loans (i.e., impaired loans) have been recorded at fair value, such loans are not classified as nonaccrual or past due even though some payments may be contractually past due.

Nonperforming Assets (“NPAs”)

At March 31, 2011, nonperforming assets totaled $101.3 million, an increase of $3.5 million from the fourth quarter of last year and $37.9 million compared to a year ago. The increase in NPAs continues to be related to stresses in the residential home builder market, driven by the slow pace of the economic recovery. Nonperforming loans have increased as residential real estate borrowers (i.e., developers, owners of residential housing, and those related to the residential housing industry) continue to experience financial difficulties with the protracted economic recovery depleting their cash reserves and other repayment resources. In addition, despite working with the borrowers, the Company has foreclosed on various real estate collateral in order to avoid additional losses. The quarter ended March 31, 2011 increase in NPAs from the fourth quarter of 2010 related to increases in nonaccrual loans of $926,000 and other real estate owned (“OREO”) of $2.6 million.

Nonaccrual Loans

Nonperforming assets at March 31, 2011 included $62.6 million in nonaccrual loans. This total includes residential real estate loans of $30.2 million, land loans of $14.9 million, commercial real estate loans of $7.9 million, commercial and industrial loans of $6.8 million, land development loans of $1.5 million, and other loans of $1.3 million. At March 31, 2011, the coverage ratio of the allowance for loan losses to nonperforming loans was 64.5%, a decline from 88.7% a year earlier but an increase from 62.2% at December 31, 2010. Impairment analyses provided appropriate reserves on these nonperforming loans while appropriate reserves on homogenous pools continue to be maintained. The quarter ended March 31, 2011 increase in the coverage ratio as compared to year end 2010 is partially related to the allowance for loan loss building at a faster pace than nonaccrual loans.

Other Real Estate Owned

Nonperforming assets also included $38.7 million in OREO. This total includes residential real estate of $15.4 million, land development of $12.2 million, land of $8.9 million, commercial real estate of $1.2 million and land held for development of bank branch sites of $1.0 million. Included in land development is $8.7 million related to a residential community in the Northern Neck region of Virginia, which includes developed residential lots, a golf course and undeveloped land. Foreclosed properties were adjusted to their fair values at the time of each foreclosure and any losses were taken as loan charge-offs against the allowance for loan losses at that time. OREO asset valuations are also evaluated at least quarterly and any necessary write down to fair value is recorded as impairment. During the first quarter ended March 31, 2011, the Company’s OREO showed a net increase of approximately $2.6 million, with sales of $3.6 million at a net loss of $299,000, and additions of $6.4 million. Approximately half of the additions were related to residential builders with the remaining split between commercial developers and homeowners; sales from OREO were principally related to residential lots, land, and houses. The Company expects this type of activity to continue until the market for these properties and the economy as a whole shows marked improvement. The Company also believes that its foreclosure practices are sound.

The following table reflects the balances and changes from the most recent quarter (dollars in thousands):

Other Real Estate Owned	3/31/2011	12/31/2010	Change
Land development	$12,192	$11,233	$959
Land	8,885	7,689	1,196
Residential real estate (builder lines)	15,345	13,402	1,943
Commercial real estate	1,232	2,778	(1,546)
Land held for development of branch sites	1,020	1,020	(0)

Totals	$38,674	36,122	$2,552

Charge-offs

For the quarter ended March 31, 2011, net charge-offs were $4.3 million, or 0.62%, of loans on an annualized basis, compared to $8.5 million, or 1.19%, for the fourth quarter of last year and $1.5 million, or 0.21%, for the same quarter last year. Net charge-offs in the first quarter included commercial construction loans of $1.6 million, residential builder loans of $1.3 million, and other consumer loans of $1.4 million. At March 31, 2011, total accruing past due loans were $42.7 million, or 1.52%, of total loans, a decrease from 1.85% at December 31, 2010, and 1.89% for the same quarter a year ago.

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the quarter ended:

	March 31, 2011	December 31, 2010	March 31, 2010
Nonaccrual loans	$62,642	$61,716	$38,337
Foreclosed properties	37,654	35,101	24,062
Real estate investment	1,020	1,020	1,020

Total nonperforming assets	$101,316	$97,838	$63,419

Balances
Allowance for loan losses	$40,399	$38,406	$34,014
Average loans, net of unearned income	2,812,412	2,830,435	2,515,652
Loans, net of unearned income	2,806,928	2,837,253	2,850,166

Ratios
Allowance for loan losses to loans	1.44%	1.35%	1.19%
Allowance-to-legacy loans (Non-GAAP)	1.96%	1.88%	1.82%
Allowance for loan losses to NPAs	39.87%	39.25%	53.63%
Allowance for loan losses to NPLs	64.49%	62.23%	88.72%
Nonperforming assets to loans & other real estate	3.56%	3.40%	2.21%
Net charge-offs to loans (annualized)	0.62%	1.19%	0.21%

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

The Board of Governors of the Federal Reserve System and the FDIC, has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a ratio of total capital to risk-weighted assets of 15.12% and 13.75% on March 31, 2011 and 2010, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 13.37% and 12.18% at March 31, 2011 and 2010, respectively, allowing the Company to meet the definition of “well-capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2011 and 2010. The Company’s equity to asset ratio at March 31, 2011 and 2010 were 11.42% and 10.77%, respectively.

In connection with two bank acquisitions, prior to 2005, the Company has issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

The Company’s outstanding series of preferred stock resulted from the acquisition of First Market Bank. The Company’s Board of Directors established a series of preferred stock with substantially identical preferences, rights and limitations to the First Market Bank preferred stock, except as explained below. Pursuant to the closing of the acquisition, each share of First Market Bank Series B and Series C preferred stock was exchanged for one share of the Company’s Series B Preferred Stock. The Series B Preferred Stock of the Company pays cumulative dividends to the Treasury at a rate of 5.19% per annum for the first five years and thereafter at a rate of 9.0% per annum. The 5.19% dividend rate is a blended rate comprised of the dividend rate of the 33,900 shares of First Market Bank 5% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B and 1,695 shares of First Market Bank 9% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A. The Series B Preferred Stock of the Company is non-voting and each share has a liquidation preference of $1,000. The Company anticipates redemption of this capital issue in increments or in full prior to the end of 2012, subject to regulatory approval. Despite the Treasury’s being the sole holder of the Company’s Series B Preferred Stock, the Company is not considered a participant in the Treasury’s Capital Purchase Program.

The following table summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	March 31, 2011	December 31, 2010	March 31, 2010
Tier 1 capital	$404,271	$398,165	$376,145
Tier 2 capital	52,893	53,298	48,539
Total risk-based capital	457,164	451,463	424,683
Risk-weighted assets	3,023,431	3,075,330	3,087,768

Capital ratios:
Tier 1 risk-based capital ratio	13.37%	12.95%	12.18%
Total risk-based capital ratio	15.12%	14.68%	13.75%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.85%	10.55%	11.14%
Stockholders’ equity to assets	11.42%	11.16%	10.77%
Tangible common equity to tangible assets	8.51%	8.22%	7.70%

NON-GAAP MEASURES

In reporting the results as of March 31, 2011, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization.

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

A reconciliation of these non-GAAP measures from their respective GAAP basis measures is presented in the following table (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31
	2011	2010

Net income	$6,194	$1,699
Plus: core deposit intangible amortization, net of tax	1,076	945
Plus: trademark intangible amortization, net of tax	65	44

Cash basis operating earnings	7,335	2,688

Average assets	3,807,960	3,440,413
Less: average trademark intangible	782	786
Less: average goodwill	57,567	56,740
Less: average core deposit intangibles	25,994	24,736

Average tangible assets	3,723,617	3,358,151

Average equity	432,407	389,726
Less: average trademark intangible	782	786
Less: average goodwill	57,567	56,740
Less: average core deposit intangibles	25,994	24,736
Less: average preferred equity	34,448	22,416

Average tangible equity	313,616	285,048

Weighted average shares outstanding, diluted	25,980,698	23,235,498
Cash basis earnings per share, diluted	$0.28	$0.12
Cash basis return on average tangible assets	0.80%	0.32%
Cash basis return on average tangible equity	9.49%	3.82%

The allowance-to-legacy loan ratio (non-GAAP) includes the allowance for loan losses to the total loan portfolio less acquired loans without additional credit deterioration above the original credit mark (which have been provided for in the allowance for loan losses subsequent to acquisition). GAAP requires the acquired allowance for loan losses not be carried over in an acquisition or merger. We believe the presentation of the allowance-to-legacy loan ratio is useful to investors because the acquired loans were recorded at a market discount (including credit valuation) with no allowance for loan losses carried over to the Company. Acquired loans that have further deteriorated are included in the loan loss calculation and reflected in both the numerator and denominator of the allowance-to-legacy loan ratio. In order to present the allowance-to-legacy loan ratio, acquired loans with no additional credit deterioration beyond the original credit mark are adjusted out of the loan balance denominator. See reconciliation below (dollars in thousands):

	March 31, 2011	March 31, 2010
Gross Loans	$2,806,928	$2,850,166
less acquired loans without additional credit deterioration	(743,308)	(981,541)

Gross Loans, adjusted for acquired	2,063,620	1,868,625
Allowance for loan losses	40,399	34,014
Allowance-to-legacy loan loss ratio	1.96%	1.82%

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

Assumptions used in the model are derived from historical trends and management’s outlook and include loan and deposit growth rates and projected yields and rates. Such assumptions are monitored by management and periodically adjusted as appropriate. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are reflected in the different rate scenarios.

The Company uses its simulation model to estimate earnings in rate environments where rates are instantaneously shocked up or down around a “most likely” rate scenario, based on implied forward rates. The Company previously evaluated change to net interest income by gradually ramping rates up or down over a 12 month period. The Company views the immediate shock of rates as a more effective measure of interest rate risk exposure. The analysis assesses the impact on net interest income over a 12 month time horizon after an immediate increase or “shock” in rates, of 100 basis points up to 300 basis points. The shock down 200 or 300 basis points analysis is not as meaningful as interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points. The model, under all scenarios, does not drop the index below zero.

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended March 31, 2011 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+300 basis points	2.50%	$3,968
+200 basis points	0.99	1,573
+100 basis points	(0.60)	(983)
Most likely rate scenario	0.00	—
-100 basis points	(2.55)	(4,046)
-200 basis points	(5.93)	(9,407)
-300 basis points	(8.35)	(13,247)

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended March 31, 2011 (dollars in thousands):

	Change In Economic Value of Equity
	%	$
Change in Yield Curve:
+300 basis points	(3.94)%	$(24,039)
+200 basis points	(1.95)	(11,896)
+100 basis points	(0.31)	(1,894)
Most likely rate scenario	0.00	—
-100 basis points	(4.28)	(26,139)
-200 basis points	(8.15)	(49,791)
-300 basis points	(14.47)	(88,383)

The shock down 200 or 300 basis points analysis is not as meaningful since interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points. While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity in rates down scenarios. Additionally, the Company’s deposit base has experienced a shift from fixed rate time deposits to floating rate money markets. The change in deposit mix has not been wholly offset by changes in asset mix, where duration has increased moderately. This dynamic results in negative economic value of equity in up rate scenarios.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Union First Market Bankshares Corporation
(Registrant)

Date: May 10, 2011	By:	/s/ G. William Beale
G. William Beale,
Chief Executive Officer

Date: May 10, 2011	By:	/s/ D. Anthony Peay
D. Anthony Peay,
Executive Vice President and Chief Financial Officer