Form 10-Q
period 2011-06-30
UNION FIRST MARKET BANKSHARES CORP
filed 2011-08-09
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of shares of common stock outstanding as of August 2, 2011 was 26,047,097

UNION FIRST MARKET BANKSHARES CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$61,465	$58,951	$56,385
Interest-bearing deposits in other banks	1,583	1,449	77,375
Money market investments	27	158	177
Other interest-bearing deposits	—	—	1
Federal funds sold	159	595	1,796

Total cash and cash equivalents	63,234	61,153	135,734

Securities available for sale, at fair value	591,060	572,441	556,926

Loans held for sale	50,420	73,974	74,722

Loans, net of unearned income	2,859,569	2,837,253	2,819,651
Less allowance for loan losses	39,631	38,406	33,956

Net loans	2,819,938	2,798,847	2,785,695

Bank premises and equipment, net	91,601	90,680	92,010
Other real estate owned	36,935	36,122	28,394
Core deposit intangibles, net	23,658	26,827	30,698
Goodwill	59,400	57,567	57,567
Other assets	115,278	119,636	112,453

Total assets	$3,851,524	$3,837,247	$3,874,199

LIABILITIES
Noninterest-bearing demand deposits	$520,511	$484,867	$514,301
Interest-bearing deposits:
NOW accounts	378,511	381,512	352,060
Money market accounts	842,135	783,431	746,529
Savings accounts	175,709	153,724	151,050
Time deposits of $100,000 and over	505,993	563,375	589,213
Other time deposits	660,194	703,150	742,321

Total interest-bearing deposits	2,562,542	2,585,192	2,581,173

Total deposits	3,083,053	3,070,059	3,095,474

Securities sold under agreements to repurchase	77,324	69,467	77,829
Other short-term borrowings	2,900	23,500	35,000
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	155,136	154,892	155,082
Other liabilities	29,685	30,934	28,197

Total liabilities	3,408,408	3,409,162	3,451,892

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, $1,000 liquidation value, shares authorized 500,000; issued and outstanding, 35,595 shares for all periods.	35,595	35,595	35,595
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 26,043,633 shares, 26,004,197 shares, and 25,933,516 shares, respectively.	34,569	34,532	34,451
Surplus	186,177	185,763	184,681
Retained earnings	178,125	169,801	161,726
Discount on preferred stock	(1,048)	(1,177)	(1,302)
Accumulated other comprehensive income	9,698	3,571	7,156

Total stockholders’ equity	443,116	428,085	422,307

Total liabilities and stockholders’ equity	$3,851,524	$3,837,247	$3,874,199

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$42,332	$44,269	$84,335	$82,663
Interest on Federal funds sold	—	3	—	15
Interest on deposits in other banks	28	15	33	23
Interest and dividends on securities:
Taxable	3,627	3,503	7,257	7,042
Nontaxable	1,769	1,532	3,523	2,897

Total interest and dividend income	47,756	49,322	95,148	92,640

Interest expense:
Interest on deposits	6,166	7,837	12,850	15,100
Interest on Federal funds purchased	—	—	7	14
Interest on short-term borrowings	211	663	372	1,261
Interest on long-term borrowings	1,756	1,255	3,496	2,538

Total interest expense	8,133	9,755	16,725	18,913

Net interest income	39,623	39,567	78,423	73,727
Provision for loan losses	4,500	3,955	10,800	8,956

Net interest income after provision for loan losses	35,123	35,612	67,623	64,771

Noninterest income:
Service charges on deposit accounts	2,216	2,381	4,274	4,552
Other service charges, commissions and fees	3,351	3,136	6,275	5,451
Gains (losses) on securities transactions, net	—	5	(16)	24
Gains on sales of loans	4,303	5,248	9,271	9,739
Gains (losses) on sales of other real estate and bank premises, net	(791)	5	(1,090)	44
Other operating income	884	1,326	1,796	2,030

Total noninterest income	9,963	12,101	20,510	21,840

Noninterest expenses:
Salaries and benefits	17,580	17,403	35,234	32,818
Occupancy expenses	2,668	2,871	5,422	5,506
Furniture and equipment expenses	1,679	1,781	3,341	3,183
Other operating expenses	13,945	13,093	26,642	30,441

Total noninterest expenses	35,872	35,148	70,639	71,948

Income before income taxes	9,214	12,565	17,494	14,663
Income tax expense	2,394	3,839	4,480	4,238

Net income	$6,820	$8,726	$13,014	$10,425
Dividends paid and accumulated on preferred stock	462	462	924	765
Accretion of discount on preferred stock	65	50	129	101

Net income available to common shareholders	$6,293	$8,214	$11,961	$9,559

Earnings per common share, basic	$0.24	$0.32	$0.46	$0.39

Earnings per common share, diluted	$0.24	$0.32	$0.46	$0.39

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in thousands, except share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Discount on Preferred Stock	Accumu- lated Other Compre- hensive Income	Compre- hensive Income	Total
Balance - December 31, 2009	$—	$24,462	$98,136	$155,047	$—	$4,443		$282,088
Comprehensive income:
Net income				10,425			$10,425	10,425
Interest rate swap (cash flow hedge)							(1,444)
Unrealized holding gains arising during the period (net of tax, $2,246)							4,173
Reclassification adjustment for gains included in net income (net of tax, $8)							(16)
Other comprehensive income (net of tax, $2,238)						2,713	2,713	2,713

Total comprehensive income							$13,138

Issuance of Common Stock (7,477,273 shares)		9,945	86,137					96,082
Dividends on Common Stock ($.12 per share)				(3,110)				(3,110)
Issuance of Preferred Stock	35,595				(1,403)			34,192
Dividends on Preferred Stock				(535)				(535)
Accretion of discount on Preferred Stock				(101)	101			—
Issuance of Common Stock under Dividend Reinvestment Plan (9,846 shares)		13	170					183
Issuance of Common Stock under Incentive Stock Option Plan (4,541 shares)		6	11					17
Vesting of Restricted Stock under Stock Incentive Plan (14,334 shares)		25	(25)					—
Stock-based compensation expense			252					252

Balance - June 30, 2010	$35,595	$34,451	$184,681	$161,726	$(1,302)	$7,156		$422,307

Balance - December 31, 2010	$35,595	$34,532	$185,763	$169,801	$(1,177)	$3,571		$428,085
Comprehensive income:
Net income - 2011				13,014			$13,014	13,014
Interest rate swap (cash flow hedge)							(999)
Unrealized holding gains arising during the period (net of tax, $3,830)							7,116
Reclassification adjustment for losses included in net income (net of tax, $6)							10

Other comprehensive income (net of tax, $3,836)						6,127	6,127	6,127

Total comprehensive income							$19,141

Dividends on Common Stock ($.14 per share)				(3,637)				(3,637)
Tax benefit from exercise of stock awards			1					1
Dividends on Preferred Stock				(924)				(924)
Accretion of discount on Preferred Stock				(129)	129			—
Issuance of common stock under Dividend Reinvestment Plan (9,747 shares)		13	147					160
Issuance of common stock under Stock Incentive Plan (6,450 shares)		8	47					55
Vesting of restricted stock under Stock Incentive Plan (12,243 shares)		16	(16)					—
Stock-based compensation expense			235					235

Balance - June 30, 2011	$35,595	$34,569	$186,177	$178,125	$(1,048)	$9,698		$443,116

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in thousands)

(Unaudited)

	2011	2010
Operating activities:
Net income	$13,014	$10,425
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization of bank premises and equipment	3,312	3,168
Amortization, net	3,182	2,837
Provision for loan losses	10,800	8,956
Decrease (increase) in loans held for sale, net	23,554	(20,442)
Losses (gains) on the sale of investment securities	16	(24)
Losses (gains) on sales of other real estate owned and premises, net	1,090	(44)
Stock-based compensation expense	235	252
Decrease in other assets	3,852	318
(Decrease) increase in other liabilities	(1,249)	3,606

Net cash and cash equivalents provided by operating activities	57,806	9,052

Investing activities:
Purchases of securities available for sale	(72,737)	(91,429)
Proceeds from sales of securities available for sale	2,174	103,836
Proceeds from maturities, calls and paydowns of securities available for sale	58,730	53,048
Net decrease in loans	30,469	21,003
Sales of bank premises and equipment and OREO, net	4,564	3,140
Cash paid in branch acquisition	(26,437)	—
Cash received in acquisitions	230	137,460

Net cash and cash equivalents (used in) provided by investing activities	(3,007)	227,058

Financing activities:
Net increase in noninterest - bearing deposits	31,278	48,962
Net decrease in interest-bearing deposits	(67,153)	(78,175)
Net decrease in short-term borrowings	(12,743)	(112,922)
Net increase (decrease) in long-term borrowings	244	(707)
Cash dividends paid - common stock	(3,637)	(3,110)
Cash dividends paid - preferred stock	(924)	(535)
Tax benefit from the exercise of equity-based awards	1	—
Proceeds from the issuance of common stock	215	200

Net cash and cash equivalents used in financing activities	(52,719)	(146,287)

Increase in cash and cash equivalents	2,081	89,823
Cash and cash equivalents at beginning of the period	61,153	45,911

Cash and cash equivalents at end of the period	$63,234	$135,734

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$16,928	$18,294
Income taxes	2,464	3,143
Supplemental Schedule of Noncash Activities
Unrealized gains on securities available for sale	$10,052	$6,395
Unrealized loss on cash flow hedge	(999)	(1,444)
Transfer of loans to other real estate owned, net	8,546	9,627
Common stock issued for acquisition	—	96,083
Preferred stock issued for acquisition	—	34,192
Transactions related to acquisitions
Increase in assets and liabilities:
Loans	$70,817	$981,541
Securities	—	218,676
Other assets	4,324	78,542
Noninterest bearing deposits	4,366	171,117
Interest bearing deposits	44,503	1,037,206
Borrowings	—	75,789
Other liabilities	65	1,832

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011

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

On May 20, 2011 the Company completed the purchase of the NewBridge Bank branch in Harrisonburg, Virginia (the “Harrisonburg branch”). As part of the agreement, the Company purchased loans of $72.5 million and assumed deposit liabilities of $48.7 million, and purchased the related fixed assets of the branch and a potential branch site in Waynesboro, Virginia. The Company operates the acquired bank branch under the name Union First Market Bank. The acquisition, which allowed the Company to establish immediately a meaningful presence in a new banking market, is consistent with the Company’s secondary growth strategy of expanding operations along the I-81 corridor. The Company’s condensed consolidated statements of income include the results of operations of the Harrisonburg branch from the closing date of the acquisition.

In connection with the acquisition, the Company recorded $1.8 million of goodwill and $9,500 of core deposit intangible. The core deposit intangible of $9,500 was expensed in the current period. The recorded goodwill was allocated to the community banking segment of the Company and is deductible for tax purposes.

The Company acquired the $72.5 million loan portfolio at a fair value discount of $1.7 million. The discount represents expected credit losses, adjustments to market interest rates and liquidity adjustments. The performing loan portfolio fair value estimate was $70.5 million and the impaired loan portfolio fair value estimate was $276,000.

The consideration paid for the acquired branch and the amounts of acquired identifiable assets and liabilities as of the acquisition date were as follows (dollars in thousands):

Purchase price:
Cash	$26,437

Total purchase price	26,437
Identifiable assets:
Cash and due from banks	230
Loans and leases	70,817
Core deposit intangible	10
Other assets	2,481

Total assets	73,538

Liabilities and equity:
Deposits	48,869
Other liabilities	65

Total liabilities	48,934

Net assets acquired	24,604

Goodwill resulting from acquisition	$1,833

Harrisonburg Branch Acquisition

In the second quarter interest income of approximately $392,000 was recorded on loans acquired in the Harrisonburg branch acquisition. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at June 30, 2011 are as follows (dollars in thousands):

Outstanding principal balance	$60,323
Carrying amount	$58,848

Loans obtained in the acquisition of the Harrisonburg branch for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than 0.01% of the Company’s consolidated assets and, accordingly, are not considered material.

The amounts of the Harrisonburg branch revenue and earnings included in the Company’s consolidated income statement for the six months ended June 30, 2011, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2010, are presented in the pro forma table below. These results combine the historical results of the Harrisonburg branch into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2010. In particular, no adjustments have been made to include provision for credit losses in 2010 on the acquired loan portfolio and related branch specific income taxes. The disclosure of the Harrisonburg branch post-acquisition revenue and net income were not practicable due to combining its operations with the Company’s largest affiliate shortly after the acquisition.

	Pro forma for the six months ended June 30,
(dollars in thousands)	2011	2010
Total revenues	$117,276	$118,087
Net income	$14,475	$12,548

The 2011 supplemental pro forma earnings were adjusted to exclude $498,000 of acquisition-related costs incurred in 2011 and $149,000 of nonrecurring income principally related to the fair value adjustments to acquisition-date loans and deposits. The 2010 supplemental pro forma earnings were adjusted to include these charges.

Acquisition-related expenses associated with the acquisition of Harrisonburg branch were $204,000 and $498,000 for the three and six month periods ended June 30, 2011, respectively, and are recorded in “Other operating expenses” in the Company’s condensed consolidated statements of income. There were no acquisition-related expenses related to the Harrisonburg branch in 2010. Such costs included principally system conversion and integrating operations charges which have been expensed as incurred.

First Market Bank Acquisition

Interest income on acquired loans for the second quarter of 2011 was approximately $10.7 million. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at June 30, 2011 are as follows (dollars in thousands):

Outstanding principal balance	$706,387
Carrying amount	$695,825

Loans obtained in the acquisition of the First Market Bank for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than 0.29% of the Company’s consolidated assets and, accordingly, are not considered material.

During the second quarter of 2011, the Company compared the expected prepayments at acquisition to actual payments and anticipated future payments on three purchased performing loan pools. The slower prepayment speed noted on real estate, commercial real estate and auto pools during this assessment resulted in an adjustment to the fair value discount accretion rate. This is considered a change in accounting estimate and resulted in a lower effective yield in each pool.

3.	STOCK-BASED COMPENSATION

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company and its subsidiaries. The 2011 Plan became effective on January 1, 2011 after its approval by shareholders at the annual meeting of shareholders held on April 26, 2011. The 2011 Plan makes available 1,000,000 shares which may be awarded to employees of the Company and its subsidiaries in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. The Company issues new shares to satisfy stock-based awards. 907,536 shares remained available as of June 30, 2011, for issuance under the Company’s 2011 Stock Incentive Plan.

For the three month and six month periods ended June 30, 2011, the Company recognized stock-based compensation expense of approximately $117,000 and $191,000 net of tax, respectively, and less than $0.01 per common share for the both periods ended June 30, 2011.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2011:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2010	324,776	$19.38
Granted	134,046	12.11
Exercised	(6,450)	8.54
Forfeited	(3,629)	16.65
Expired	(413)	29.77

Options outstanding, June 30, 2011	448,330	17.37

Options exercisable, June 30, 2011	209,884	21.04

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Dividend yield (1)	2.36%	2.48%
Expected life in years (2)	7.0	7.0
Expected volatility (3)	41.02%	37.92%
Risk-free interest rate (4)	2.71%	3.23%
Weighted average fair value per option granted	$4.31	$5.53

(1)	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
(2)	Based on the average of the contractual life and vesting schedule for the respective option.
(3)	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
(4)	Based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of June 30, 2011 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	421,766	209,884
Weighted average remaining contractual life in years	6.40	3.48
Weighted average exercise price on shares above water	$11.90	$10.67
Aggregate intrinsic value	$43	$35

The total intrinsic value for stock options exercised during the six months ended June 30, 2011, was $37,000. There were no stock options exercised during the second quarter of 2011. The fair value of stock options vested during the six months ended June 30, 2011, was approximately $237,000. Cash received from the exercise of stock options for the six months ended June 30, 2011 was $55,000.

Nonvested Stock

The 2011 and 2003 Stock Incentive Plans permit the granting of nonvested stock, but are limited to one-third of the aggregate number of total awards granted. This equity component of compensation is divided between restricted (time-based) stock grants and performance-based stock grants. Generally, the restricted stock vests fifty percent on each of the third and fourth anniversaries from the date of the grant. The performance-based stock is subject to vesting on the fourth anniversary of the date of the grant dependent upon the performance of the Company’s stock price. The value of the nonvested stock awards was calculated by multiplying the fair market value of the Company’s common stock on grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends (restricted stock), if any, except for the nonvested stock under the performance-based component (performance stock).

The following table summarizes the nonvested stock activity for the six months ended June 30, 2011:

	Number of Shares of Restricted Stock	Performance Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2010	94,277	15,000	$15.93
Granted	73,761	—	11.22
Released	(12,243)	—	23.83
Forfeited	(10,949)	(9,000)	13.71

Balance, June 30, 2011	144,846	6,000	12.52

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of June 30, 2011 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining six months of 2011	$136	$299	$435
For year ending December 31, 2012	270	621	891
For year ending December 31, 2013	263	388	651
For year ending December 31, 2014	260	75	335
For year ending December 31, 2015	170	11	181
For year ending December 31, 2016	48	—	48

Total	$1,147	$1,394	$2,541

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of unearned income, and consist of the following at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June	December
	2011	2010
Commercial:
Commercial Construction	$194,171	$205,795
Commercial Real Estate	831,890	758,034
Other Commercial	951,914	975,830

Total	1,977,975	1,939,659
Consumer:
Mortgages	219,639	212,228
Consumer Construction	17,250	15,615
Indirect auto	169,526	180,778
Indirect marine	43,055	46,383
HELOCs	275,279	273,025
Credit Card	17,334	19,308
Other Consumer	139,511	150,257

Total	881,594	897,594

Loans, net of unearned income	$2,859,569	$2,837,253

The following table shows the Company’s class types that were past due, current, and greater than 90 days and still accruing at June 30, 2011 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial:
Commercial Construction	$6,627	$210	$4,624	$11,461	$182,710	$194,171	$626
Commercial Real Estate	4,884	699	4,755	10,338	821,552	831,890	181
Other Commercial	16,705	6,143	20,068	42,916	908,998	951,914	1,093
Consumer:
Mortgages	5,021	1,884	3,673	10,578	209,061	219,639	3,366
Consumer Construction	477	—	—	477	16,773	17,250	—
Indirect Auto	2,133	256	504	2,893	166,633	169,526	504
Indirect Marine	640	—	597	1,237	41,818	43,055	232
HELOCs	1,544	642	2,004	4,190	271,089	275,279	1,083
Credit Card	145	137	217	499	16,835	17,334	217
Other Consumer	3,906	748	2,297	6,951	132,560	139,511	1,772

Total	$42,082	$10,719	$38,739	$91,540	$2,768,029	$2,859,569	$9,074

The following table shows the Company’s class types that are past due, current, and greater than 90 days and still accruing at December 31, 2010 (dollars in thousands):

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

The following table reflects the Company’s class types that are in nonaccrual status as of June 30, 2011 and excludes purchased impaired loans (dollars in thousands):

2011
Commercial:
Commercial Construction	$9,886
Commercial Real Estate	7,136
Other Commercial	32,012
Consumer:
Mortgages	1,087
Consumer Construction	214
Indirect Auto	11
Indirect Marine	365
HELOC	1,267
Other Consumer	2,344

Total	$54,322

Nonaccrual loans totaled $54.3 million and $48.9 at June 30, 2011 and 2010, respectively. The increase was principally related to the residential home builder market. There were no non-accrual loans excluded from impaired loan disclosure in 2011 or 2010. Loans past due 90 days or more and accruing interest totaled $9.1 million and $18.6 million at June 30, 2011 and 2010, respectively.

The following table reflects the Company’s class types that are in nonaccrual status as of December 31, 2010 and excludes purchased impaired loans (dollars in thousands):

2010
Commercial:
Commercial Construction	$11,410
Commercial Real Estate	9,276
Other Commercial	38,908
Consumer:
Mortgages	261
Consumer Construction	218
Indirect auto	14
Indirect marine	124
HELOC	1,329
Other Consumer	176

Total	$61,716

The following table shows the Company’s class types that are impaired with a related allowance at June 30, 2011 (dollars in thousands):

Class Category	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial Construction	$10,049	$11,746	$1,004	$10,376	$134
Commercial Real Estate	12,926	17,286	484	13,089	266
Other Commercial	39,092	43,447	6,964	40,470	556
Consumer Construction	214	249	91	228	—
Indirect Auto	93	352	—	106	3
Indirect Marine	365	414	179	365	—
HELOC	1,267	1,304	908	1,578	—

Total	$64,006	$74,798	$9,630	$66,212	$959

The following table shows the Company’s class types that are impaired with a related allowance at December 31, 2010 (dollars in thousands):

Class Category	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial Construction	$18,234	$18,274	$3,684	$18,649	$970
Commercial Real Estate	10,303	10,348	1,200	9,869	664
Other Commercial	48,678	49,337	5,672	49,157	1,854
Mortgage	66	66	—	105	—
Consumer Construction	218	228	95	228	—
Indirect Auto	14	15	—	17	1
Indirect Marine	124	124	—	124	5
HELOC	1,329	1,330	606	1,330	29
Other Consumer	177	187	—	187	—

Total	$79,144	$79,908	$11,257	$79,666	$3,524

The following table shows the Company’s class types that are impaired without a related allowance at June 30, 2011 (dollars in thousands):

Class Category	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial Construction	$45,092	$55,291	$—	$44,822	$1,015
Commercial Real Estate	25,270	27,694	—	25,983	595
Other Commercial	118,523	137,360	—	124,876	2,499
Mortgage	2,053	2,155	—	2,059	61
Indirect Auto	88	330	—	120	—
HELOC	2,047	2,260	—	2,274	10
Other Consumer	350	618	—	577	—

Total	$193,423	$225,708	$—	$200,711	$4,180

The following table shows the Company’s class types that are impaired without a related allowance at December 31, 2010 (dollars in thousands):

Class Category	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial Construction	$39,184	$39,271	$—	$42,001	$1,707
Commercial Real Estate	29,522	29,643	—	29,698	1,656
Other Commercial	124,054	124,398	—	143,434	5,082
Mortgage	2,260	2,274	—	2,291	105
Indirect Auto	119	119	—	143	8
HELOC	650	650	—	650	22

Total	$195,788	$196,354	$—	$218,217	$8,581

The following table shows the allowance for loan loss activity, portfolio segment types, balances for allowance for credit losses, and loans based on impairment methodology for the quarter ended June 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$28,956	$9,488	$(38)	$38,406
Recoveries credited to allowance	338	549	—	887
Loans charged off	(6,881)	(3,581)	—	(10,462)
Provision charged to operations	6,939	3,859	2	10,800

Balance, end of year	$29,352	$10,315	$(36)	$39,631

Ending balance: individually evaluated for impairment	9,214	310	—	9,524

Ending balance: collectively evaluated for impairment	20,033	10,005	(36)	30,002

Ending balance: loans acquired with deteriorated credit quality	105	—	—	105

Total	$29,352	$10,315	$(36)	$39,631

Loans:
Ending balance	$1,977,975	$881,594	$—	$2,859,569

Ending balance: individually evaluated for impairment	240,742	6,477	—	247,219
Ending balance: collectively evaluated for impairment	1,727,023	875,117	—	2,602,140

Ending balance: loans acquired with deteriorated credit quality	10,210	—	—	10,210

Total	$1,977,975	$881,594	$—	$2,859,569

The following table shows the portfolio segment types, balances for allowance for credit losses, and loans based on impairment methodology for the year ended December 31, 2010.

	Commercial	Consumer	Unallocated	Total
Balance, end of year	$28,255	$10,189	$(38)	$38,406

Ending balance: individually evaluated for impairment	10,065	701	—	10,766

Ending balance: collectively evaluated for impairment	17,699	9,488	(38)	27,149

Ending balance: loans acquired with deteriorated credit quality	491	—	—	491

Total	$28,255	$10,189	$(38)	$38,406

Loans:
Ending balance	$1,939,659	$897,594	$—	$2,837,253

Ending balance: individually evaluated for impairment	259,386	1,547	—	260,933

Ending balance: collectively evaluated for impairment	1,667,473	896,047	—	2,563,520

Ending balance: loans acquired with deteriorated credit quality	12,800	—	—	12,800

Total	$1,939,659	$897,594	$—	$2,837,253

Activity in the allowance for loan losses for the six months ended June 30, 2010 is summarized below (dollars in thousands):

Beginning balance	$30,484
Recoveries credited to allowance	1,416
Loans charged off	(6,900)
Provision for loan losses	8,956

Ending balance	$33,956

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

Classified loans include loans with risk ratings of 7 and worse. The following table shows classified loans, excluding purchased impaired loans, classified in the commercial portfolios by class with their related risk rating as of June 30, 2011. The risk rating information has been updated through June 30, 2011 (dollars in thousands):

	Commercial Construction	Commercial Real Estate	Other Commercial	Total
Risk rated 7	$55,924	$35,982	$144,803	$236,709
Risk rated 8	—	—	335	335

Total	$55,924	$35,982	$145,138	$237,044

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

The following table shows only purchased impaired commercial portfolios by class with their related risk rating as of June 30, 2011. The credit quality indicator information has been updated through June 30, 2011 (dollars in thousands):

	Commercial Construction	Commercial Real Estate	Other Commercial	Total
Risk rated 7	$—	$1,342	$7,958	$9,300
Risk rated 8	—	—	910	910

Total	$—	$1,342	$8,868	$10,210

The following table shows only purchased impaired commercial portfolios by class with their related risk rating as of December 31, 2010. The credit quality indicator information has been updated through December 31, 2010 (dollars in thousands):

	Commercial Construction	Commercial Real Estate	Other Commercial	Total

Risk rated 7	$945	$375	$8,164	$9,484
Risk rated 8	225	535	2,556	3,316

Total	$1,170	$910	$10,720	$12,800

The following table shows purchased impaired commercial and consumer portfolios by class and their delinquency status. The credit quality indicator information has been updated through June 30, 2011 (dollars in thousands):

	30-89 Days Past Due	Greater Than 90 Days	Current	Total
Commercial:
Commercial Real Estate	$—	$—	$1,342	$1,342
Other Commercial	—	2,524	6,344	8,868
Consumer:
Indirect auto	10	5	43	58
HELOCs	20	35	857	912
Other Consumer	5	228	—	233

Total	$35	$2,792	$8,586	$11,413

The current column represents loans that are less than 30 days past due.

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

The current column represents loans that are less than 30 days past due.

5.	EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS uses as the denominator the weighted average number of common shares outstanding during the period, including the effect of potentially dilutive common shares outstanding attributable to stock awards. Dividends on preferred stock and amortization of discount on preferred stock are treated as a reduction of the numerator in calculating basic and diluted EPS. There were approximately 380,657 and 220,978 shares underlying anti-dilutive stock awards as of June 30, 2011 and 2010, respectively. Dividends paid on nonvested stock awards were approximately $8,000 and $7,000 for the three months ended June 30, 2011 and 2010, respectively.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2011 and 2010 (dollars and shares in thousands, except per share amounts):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended June 30, 2011
Net income	$6,820	25,970	$0.26
Less: dividends paid and accumulated on preferred stock	462	—	0.02
Less: accretion of discount on preferred stock	65	—	—

Basic	$6,293	25,970	$0.24
Add: potentially dilutive common shares - stock awards	—	22	—

Diluted	$6,293	25,992	$0.24

For the Three Months ended June 30, 2010
Net income	$8,726	25,872	$0.34
Less: dividends paid and accumulated on preferred stock	462	—	0.02
Less: accretion of discount on preferred stock	50	—	—

Basic	$8,214	25,872	$0.32
Add: potentially dilutive common shares - stock awards	—	42	—

Diluted	$8,214	25,914	$0.32

For the Six Months ended June 30, 2011
Net income	$13,014	25,964	$0.50
Less: dividends paid and accumulated on preferred stock	924	—	0.04
Less: accretion of discount on preferred stock	129	—	—

Basic	$11,961	25,964	$0.46
Add: potentially dilutive common shares - stock awards	—	23	—

Diluted	$11,961	25,987	$0.46

For the Six Months ended June 30, 2010
Net income	$10,425	24,542	$0.42
Less: dividends paid and accumulated on preferred stock	765	—	0.03
Less: accretion of discount on preferred stock	101	—	—

Basic	$9,559	24,542	$0.39
Add: potentially dilutive common shares - stock awards	—	41	—

Diluted	$9,559	24,583	$0.39

6.	TRUST PREFERRED CAPITAL NOTES

Statutory Trust I, a wholly owned subsidiary of the Company, issued a Trust Preferred Capital Note of $22.5 million through a pooled underwriting for an acquisition in 2004. The securities have an indexed London Interbank Offer Rate (“LIBOR”) floating rate (three month LIBOR rate plus 2.75%) which adjusts and is payable quarterly. The interest rate at June 30, 2011 was 3.00%. The capital securities were redeemable at par beginning on June 17, 2009 and quarterly thereafter until the securities mature on June 17, 2034. The principal asset of Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes. Of the above amount, $696,000 is reflected as the Company’s investment in Statutory Trust I and reported as “Other assets” within the consolidated balance sheet.

Statutory Trust II, a wholly owned subsidiary, of the Company, issued a Trust Preferred Capital Note of $36.0 million through a pooled underwriting for an acquisition in 2006. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate at June 30, 2011 was 1.65%. The redeemable capital securities may be called at par on June 30, 2011 and each calendar quarter thereafter until the securities mature on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes. Of this amount $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the consolidated balance sheet.

7.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank and a mortgage loan origination business. The community bank segment provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 99 retail locations in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia, North Carolina, South Carolina, Maryland and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimus risk.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three and six months ended June 30, 2011 and 2010 was as follows (dollars in thousands):

	Community Banks	Mortgage	Eliminations	Consolidated
Three Months Ended June 30, 2011
Net interest income	$39,341	$282	$—	$39,623
Provision for loan losses	4,500	—	—	4,500

Net interest income after provision for loan losses	34,841	282	—	35,123
Noninterest income	5,777	4,304	(118)	9,963
Noninterest expenses	31,665	4,325	(118)	35,872

Income before income taxes	8,953	261	—	9,214
Income tax expense	2,299	95	—	2,394

Net income	$6,654	$167	$—	$6,820

Total assets	$3,846,714	$57,215	$(52,405)	$3,851,524

Three Months Ended June 30, 2010
Net interest income	$38,965	$602	$—	$39,567
Provision for loan losses	3,955	—	—	3,955

Net interest income after provision for loan losses	35,010	602	—	35,612
Noninterest income	6,964	5,254	(118)	12,101
Noninterest expenses	30,663	4,603	(118)	35,148

Income before income taxes	11,311	1,253	—	12,565
Income tax expense	3,383	456	—	3,839

Net income	$7,928	$797	$—	$8,726

Total assets	$3,865,549	$81,857	$(73,207)	$3,874,199

Six Months Ended June 30, 2011
Net interest income	$77,654	$769	$—	$78,423
Provision for loan losses	10,800	—	—	10,800

Net interest income after provision for loan losses	66,854	769	—	67,623
Noninterest income	11,472	9,272	(234)	20,510
Noninterest expenses	61,621	9,252	(234)	70,639

Income before income taxes	16,705	789	—	17,494
Income tax expense	4,186	294	—	4,480

Net income	$12,519	$495	$—	$13,014

Total assets	$3,846,714	$57,215	$(52,405)	$3,851,524

Six Months Ended June 30, 2010
Net interest income	$72,743	$984	$—	$73,727
Provision for loan losses	8,956	—	—	8,956

Net interest income after provision for loan losses	63,787	984	—	64,771
Noninterest income	12,329	9,746	(235)	21,840
Noninterest expenses	63,674	8,509	(235)	71,948

Income before income taxes	12,442	2,221	—	14,663
Income tax (benefit) expense	3,394	844	—	4,238

Net income	$9,048	$1,377	$—	$10,425

Total assets	$3,865,549	$81,857	$(73,207)	$3,874,199

8.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this guidance modify step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (“SEC”) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in extensible business reporting language (“XBRL”) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company will submit financial statements in XBRL format for the second quarter of 2011.

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

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”). This clarifies the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this guidance are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently preparing for and assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) — Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”). The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and international financial reporting standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“ASU 2011-05”). The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

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

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years. In connection with the First Market Bank acquisition in 2010, the Company recorded $26.4 million of core deposit intangible, $1.2 million of trademark intangible and $1.1 million in goodwill. None of the goodwill recognized will be deductible for income tax purposes. The core deposit intangible on that acquisition is being amortized over an average of 4.3 years using an accelerated method and the trademark intangible is being amortized over three years using the straight-line method.

In the recent acquisition of the Harrisonburg branch, the Company recorded $1.8 million in goodwill and $9,500 of core deposit intangible. The goodwill is deductible for tax purposes.

Based on the annual testing during the second quarter of each year and the absence of impairment indicators during the quarter ended June 30, 2011, the Company has recorded no impairment charges to date for goodwill or intangible assets.

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2011
Amortizable core deposit intangibles	$46,615	$22,957	$23,658
Unamortizable goodwill	59,742	342	59,400
Trademark intangible	1,200	567	633

December 31, 2010
Amortizable core deposit intangibles	$46,615	$19,788	$26,827
Unamortizable goodwill	57,909	342	57,567
Trademark intangible	1,200	367	833

June 30, 2010
Amortizable core deposit intangibles	$46,615	$15,917	$30,698
Unamortizable goodwill	57,909	342	57,567
Trademark intangible	1,200	167	1,033

Amortization expense of the core deposit intangibles for the three and six month periods ended June 30, 2011 totaled $1.6 million and $3.2 million, respectively compared to $1.9 million and $3.4 million, respectively in 2010. The Harrisonburg branch core deposit intangible of $9,500 was expensed in the second quarter of 2011. Amortization expense of the trademark intangibles for the three and six month periods ended June 30, 2011 was $100,000 and $200,000, respectively compared to $100,000 and $167,000, respectively for 2010.

As of June 30, 2011, the estimated remaining amortization expense of core deposit and trademark intangibles for each of the five succeeding fiscal years is as follows (dollars in thousands):

2012	$6,033
2013	4,698
2014	3,273
2015	2,578
2016	2,117
Thereafter	5,590

$24,291

10.	COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. At June 30, 2011 and 2010, the Company had outstanding loan commitments approximating $773.3 million and $761.3 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $39.7 million and $38.7 million at June 30, 2011, and 2010, respectively.

At June 30, 2011, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union First Market Bank, a wholly owned subsidiary of Union First Market Bankshares Corporation, had rate lock commitments to originate mortgage loans amounting to $109.9 million and loans held for sale of $50.4 million. Union Mortgage Group has entered into corresponding agreements on a best-efforts basis to sell loans on a servicing released basis totaling approximately $160.3 million. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

11.	SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities as of June 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
June 30, 2011
U.S. government and agency securities	$8,533	$780	$—	$9,313
Obligations of states and political subdivisions	182,466	5,675	(724)	187,417
Corporate and other bonds	15,005	461	(422)	15,044
Mortgage-backed securities	341,423	12,226	(101)	353,548
Federal Reserve Bank stock - restricted	6,711	—	—	6,711
Federal Home Loan Bank stock - restricted	16,172	—	—	16,172
Other securities	2,857	—	(2)	2,855

Total securities	$573,167	$19,142	$(1,249)	$591,060

December 31, 2010
U.S. government and agency securities	$9,610	$454	$(103)	$9,961
Obligations of states and political subdivisions	176,431	2,189	(3,588)	175,032
Corporate and other bonds	15,543	380	(858)	15,065
Mortgage-backed securities	334,696	9,767	(425)	344,038
Federal Reserve Bank stock - restricted	6,716	—	—	6,716
Federal Home Loan Bank stock - restricted	18,345	—	—	18,345
Other securities	3,259	32	(7)	3,284

Total securities	$564,600	$12,822	$(4,981)	$572,441

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
As of June 30, 2011
Obligations of states and political subdivisions	$18,493	$(675)	$4,608	$(49)	$23,101	$(724)
Mortgage-backed securities	13,472	(101)	—	—	13,472	(101)
Corporate bonds and other securities	21	(2)	4,498	(422)	4,519	(424)

Totals	$31,986	$(778)	$9,106	$(471)	$41,092	$(1,249)

As of December 31, 2010
U.S. government and agency securities	$43	$(103)	$—	$—	$43	$(103)
Obligations of states and political subdivisions	82,952	(2,451)	14,762	(1,137)	97,714	(3,588)
Mortgage-backed securities	49,515	(425)	—	—	49,515	(425)
Corporate bonds and other securities	—	(7)	4,104	(858)	4,104	(865)

Totals	$132,510	$(2,986)	$18,866	$(1,995)	$151,376	$(4,981)

As of June 30, 2011, there were $9.1 million, or 17 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $0.5 million and consisted of corporate and municipal obligations.

During each quarter the Company conducts an assessment of the securities portfolio for other-than-temporary impairment (“OTTI”) consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is OTTI if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the quarter ended June 30, 2011 and in accordance with the guidance, no OTTI was recognized.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements at June 30, 2011 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap - loans	$—	$137	$—	$137
Securities available for sale:
U.S. government and agency securities	—	9,313	—	9,313
Obligations of states and political subdivisions	—	187,417	—	187,417
Corporate and other bonds	—	15,044	—	15,044
Mortgage-backed securities	—	353,548	—	353,548
Other securities	—	2,855	—	2,855

Total	$—	$568,314	$—	$568,314

LIABILITIES
Interest rate swap - loans	$—	$137	$—	$137
Cash flow hedge - trust	—	2,474	—	2,474

Total	$—	$2,611	$—	$2,611

	Fair Value Measurements at December 31, 2010 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap - loans	$—	$189	$—	$189
Securities available for sale:
U.S. government and agency securities	—	9,961	—	9,961
Obligations of states and political subdivisions	—	175,032	—	175,032
Corporate and other bonds	—	15,065	—	15,065
Mortgage-backed securities	—	344,038	—	344,038
Other securities	—	3,284	—	3,284

Total	$—	$547,569	$—	$547,569

LIABILITIES
Interest rate swap - loans	$—	$189	$—	$189
Cash flow hedge - trust	—	1,476	—	1,476

Total	$—	$1,665	$—	$1,665

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different from cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three and six months ended June 30, 2011. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than two years old, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At June 30, 2011, the Company’s Level 3 loans consisted of nine relationships secured by residential real estate and lots of $10.6 million with a valuation reserve of $2.1 million; three relationships secured by commercial real estate of $2.3 million with a valuation reserve of $484,000; and two relationships secured by inventory, receivables, or equipment of $4.0 million with a valuation reserve of $952,000.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements at June 30, 2011 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$50,420	$—	$50,420
Impaired loans	—	40,998	13,379	54,377

Total	$—	$91,418	$13,379	$104,797

	Fair Value Measurements at December 31, 2010 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$73,974	$—	$73,974
Impaired loans	—	59,992	7,895	67,887

Total	$—	$133,966	$7,895	$141,861

The Company’s nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis relate to other real estate owned (“OREO”), goodwill, and intangible assets. In accordance with ASC 360, Property, Plant and Equipment, OREO with a carrying value above fair value is written down to its fair value and results in an impairment charge. The fair value of the real property is generally determined using appraisals or other indicators of value based on recent comparables of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Total valuation expenses related to two OREO properties for the three and six months ended June 30, 2011 were $165,000 and 177,000, and for the three and six months ended June 30, 2010 were zero for both periods. No impairment charges have been recorded for goodwill or intangible assets.

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

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2011, the fair value of loan commitments and standby letters of credit was immaterial and excluded from the table below.

The carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2011 are in the following table (dollars in thousands):

	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$63,234	$63,234
Securities available for sale	591,060	591,060
Loans held for sale	50,420	50,420
Net loans	2,819,938	2,834,255
Interest rate swap - loans	137	137
Accrued interest receivable	15,613	15,613

Financial liabilities:
Deposits	$3,083,053	$3,090,510
Borrowings	295,670	283,903
Accrued interest payable	1,979	1,979
Cash flow hedge - trust	2,474	2,474
Interest rate swap - loans	137	137

13.	DERIVATIVES

During the second quarter of 2010, the Company entered into an interest rate swap agreement (the “trust swap”) as part of the management of interest rate risk. The Company designated the trust swap as a cash flow hedge intended to protect against the variability of cash flows associated with the aforementioned Statutory Trust II preferred capital securities. The trust swap hedges the interest rate risk, wherein the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 3.51% to the same counterparty calculated on a notional amount of $36.0 million. The term of the trust swap is six years with a fixed rate that started June 15, 2011. The trust swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815, Derivatives and Hedging, the trust swap is designated as a cash flow hedge, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense. The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item. There was no hedge ineffectiveness for this trust swap. At June 30, 2011, the fair value of the trust swap agreement was an unrealized loss of $2.5 million, the amount the Company would have expected to pay if the contract was terminated. The below liability is recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

Shown below is a summary of the derivative designated as an accounting hedge at June 30, 2011:

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swaps	1	$36,000	$—	$2,474	0.25%	3.51%	5.96

The Company also acquired two interest rate swap loan relationships (“loan swaps”) as a result of the acquisition of First Market Bank. Upon entering into loan swaps with borrowers to meet their financing needs, offsetting positions with counterparties were entered into in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values reported in other assets and other liabilities. The Company had loan swaps with a notional value of $4.1 million and offsetting fair values of $137,000 recorded in other assets and other liabilities with no net effect on other operating income. Shown below is a summary regarding loan swap derivative activities at June 30, 2011 (dollars in thousands):

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	2	$4,118	$137	$—	6.35%	2.69%	1.51
Pay fixed - receive floating interest rate swaps	2	4,118	—	137	2.69%	6.35%	1.51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have reviewed the accompanying condensed consolidated balance sheets of Union First Market Bankshares Corporation and subsidiaries as of June 30, 2011 and 2010, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

August 9, 2011

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union First Market Bankshares Corporation and its subsidiaries (collectively the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2010. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and six month periods ended June 30, 2011 and 2010 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

ENVIRONMENTAL FACTORS
Portfolio	National	Local
Experience and ability of lending team	Interest rates	Level of economic activity
Depth of lending team	Inflation	Unemployment
Pace of loan growth	Unemployment	Competition
Franchise expansion	Gross domestic product	Rural v. urban market
Execution of loan risk rating process	General market risk and other concerns	Military/government impact
Degree of oversight /underwriting standards	Legislative and regulatory environment
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

An unallocated component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At June 30, 2011 and 2010, there were no material amounts considered unallocated as part of the allowance for loan losses.

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

NewBridge Bank branch acquisition

On May 20, 2011 the Company completed the purchase of the NewBridge Bank branch in Harrisonburg, Virginia (the “Harrisonburg branch”). As part of the agreement, the Company purchased loans of $72.5 million and assumed deposit liabilities of $48.7 million, and purchased the related fixed assets of the branch and a potential branch site in Waynesboro, Virginia. The Company operates the acquired bank branch under the name Union First Market Bank. The Company’s condensed consolidated statements of income include the results of operations of the Harrisonburg branch from the closing date of the acquisition.

In connection with the acquisition, the Company recorded $1.8 million of goodwill and $9,500 of core deposit intangible. The core deposit intangible of $9,500 is being expensed in the current period. The recorded goodwill was allocated to the community banking segment of the Company and is deductible for tax purposes.

The Company acquired the $72.5 million loan portfolio at a fair value discount of $1.7 million. The discount represents expected credit losses, adjustments to market interest rates and liquidity adjustments. The performing loan portfolio fair value estimate was $70.5 million and the impaired loan portfolio fair value estimate was $276,000.

First Market Bank acquisition

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

The FMB transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the acquisition date. Assets acquired totaled $1.4 billion, including $981.5 million in net loans and $218.7 million in investment securities. Liabilities assumed were $1.3 billion, including $1.2 billion of deposits. In connection with the acquisition, the Company recorded $1.1 million of goodwill and $26.4 million of core deposit intangible. The core deposit intangible is being amortized over an average of 4.3 years using an accelerated method. In addition, the Company recorded $1.2 million related to a trademark intangible. This is being amortized over a three year time period. Based on the annual testing during the second quarter of each year and the absence of impairment indicators during the quarter ended June 30, 2011 the Company has recorded no impairment charges to date for goodwill or intangible assets.

In many cases, determining the estimated fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the fair valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carryover of First Market Bank’s or the Harrisonburg branch’s previously established allowance for loan losses. Subsequent decreases in the expected cash flows (credit deterioration) will require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows will result in the recognition of additional interest income over the then remaining lives of the loans.

The estimated fair value of liabilities assumed was based on the discounted value of contractual cash flows and compared to other securities with similar characteristics and remaining maturities. Specifically, First Market Bank’s Federal Home Loan Bank of Atlanta (“FHLB”) advances, subordinated debt and certificates of deposit were assumed at a net premium and the Harrisonburg branch’s certificates of deposit were also assumed at a premium.

ABOUT UNION FIRST MARKET BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Union First Market Bankshares Corporation is the holding company for Union First Market Bank, which has 99 branches and more than 160 ATMs throughout Virginia. Non-bank affiliates of the holding company include: Union Investment Services, Inc., which provides full brokerage services; Union Mortgage Group, Inc., which provides a full line of mortgage products; and Union Insurance Group, LLC, which offers various lines of insurance products. Union First Market Bank also owns a non-controlling interest in Johnson Mortgage Company, LLC.

Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of this report. Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol UBSH.

RESULTS OF OPERATIONS

Net Income

The Company reported net income of $6.8 million and earnings per share of $0.24 for the second quarter ended June 30, 2011. The quarterly results represent an increase of $626,000 in net income or $0.02 in earnings per share from the most recent quarter and a decrease of $1.9 million in net income or $0.08 decrease in earnings per share from the quarter ended June 30, 2010.

Second quarter net income increased $626,000, or 10.1%, from the first quarter of this year and was largely attributable to a reduction in the provision for loan losses and increased net interest income. These improvements were partially offset by increased costs associated with loan foreclosures, workouts, OREO, and lower income from the mortgage segment.

Second quarter net income decreased $1.9 million, or 21.8%, compared to the same quarter in the prior year. The decrease in quarterly net income is largely a result of flat net interest income, declines in mortgage segment income, and increased costs associated with loan foreclosures, workouts, and OREO. These changes were partially offset by the absence of prior year nonrecurring FMB acquisition costs and lower marketing and occupancy costs.

Year-to-date net income for the six months ended June 30, 2011 increased $2.6 million, or 24.8%, from the same period a year ago. The increase was principally a result of favorable net interest income and the absence of nonrecurring prior year acquisition costs. These improvements were partially offset by increases in provision for loan losses and lower mortgage segment income. Comparative results to the prior year exclude FMB results for the month of January 2010.

NET INTEREST INCOME

On a linked quarter basis, tax-equivalent net interest income was $40.7 million, an increase of $816,000, or 2.0%, from the first quarter of 2011. This improvement was principally due to interest-earning asset growth outpacing the growth of interest-bearing liabilities, enhanced by favorable demand deposit growth. Second quarter tax-equivalent net interest margin was unchanged at 4.68% compared to the most recent quarter. The flat net interest margin was principally attributable to lower investment security and loan yields offset by lower costs of interest-bearing deposits. Additionally, the funding mix continued to shift from higher cost certificates of deposit to lower cost money market accounts and checking accounts.

The following table shows average interest-earning assets, interest-bearing liabilities, the related income/expense and change for the periods shown:

	Linked quarter results
	Dollars in thousands
	Three Months Ended
	06/30/11	03/31/11	Change
Average interest-earning assets	$3,486,949	$3,459,834	$27,115
Interest income	$48,849	$48,490	$359
Yield on interest-earning assets	5.62%	5.68%	(6	)bps
Average interest-bearing liabilities	$2,861,567	$2,858,406	$3,161
Interest expense	$8,134	$8,591	$(457)
Cost of interest-bearing liabilities	1.14%	1.22%	(8	)bps

For the three months ended June 30, 2011, tax-equivalent net interest income increased $119,000, or 0.29%, when compared to the same period last year. The tax-equivalent net interest margin increased 3 basis points to 4.68% from 4.65% in the prior year. The improvement in the net interest margin was a result of a continued shift in funding mix to lower cost funds as certificates of deposit decreased while savings, money markets and demand deposits increased. Lower interest-earning asset income was principally due to lower loan yields on relatively flat average loan volume.

The following table shows average interest-earning assets, interest-bearing liabilities, the related income/expense and change for the periods shown:

	Year-over-year results
	Dollars in thousands
	Three Months Ended
	06/30/11	06/30/10	Change
Average interest-earning assets	$3,486,949	$3,502,398	$(15,449)
Interest income	$48,849	$50,351	$(1,502)
Yield on interest-earning assets	5.62%	5.77%	(15	)bps
Average interest-bearing liabilities	$2,861,567	$2,917,606	$(56,039)
Interest expense	$8,134	$9,755	$(1,621)
Cost of interest-bearing liabilities	1.14%	1.34%	(20	)bps

For the six months ended June 30, 2011, tax-equivalent net interest income increased $4.9 million, or 6.5%, when compared to the same period last year. Comparative results to the prior year exclude FMB results for the month of January 2010. The tax-equivalent net interest margin increased 8 basis points to 4.68% from 4.60% in the prior year. The improvement in the net interest margin was a result of improvement in the cost of funds partially offset by lower loan yields and aided by the increase in interest-earning assets due to the acquisition of FMB in the first quarter of 2010.

The following table shows average interest-earning assets, interest-bearing liabilities, the related income/expense and change for the periods shown:

	Year-over-year results
	Dollars in thousands
	Six Months Ended
	06/30/11	06/30/10	Change
Average interest-earning assets	$3,473,467	$3,304,121	$169,346
Interest income	$97,339	$94,606	$2,733
Yield on interest-earning assets	5.65%	5.75%	(10	)bps
Average interest-bearing liabilities	$2,859,995	$2,770,366	$89,629
Interest expense	$16,725	$18,913	$(2,188)
Cost of interest-bearing liabilities	1.18%	1.37%	(19	)bps

Acquisition Activity – net interest margin

The favorable impact of acquisition accounting fair value adjustments on net interest income was $1.8 million ($1.7 million – FMB; $140,000 – Harrisonburg branch) for the three months ended June 30, 2011. If not for this favorable impact, the net interest margin for the second quarter would have been 4.47%, unchanged from the first quarter of 2011.

The Harrisonburg branch

The acquired loan portfolio of the Harrisonburg branch was marked-to-market with a fair value discount to market rates. Performing loan discount accretion is recognized as interest income over the estimated remaining life of the loans. The Company also assumed certificates of deposit at a premium to market. These were marked-to-market with estimates of fair value on acquisition date. The resulting premium to market is amortized as a decrease to interest expense over the estimated lives of the certificates of deposit.

FMB

The acquired loan and investment security portfolios of FMB were marked-to-market with a fair value discount to market rates. Performing loan and investment security discount accretion is recognized as interest income over the estimated remaining life of the loans and investment securities. The Company also assumed borrowings FHLB and subordinated debt) and certificates of deposit. These liabilities were marked-to-market with estimates of fair value on acquisition date. The resulting discount/premium to market is accreted/amortized as an increase (or decrease) to net interest income over the estimated lives of the liabilities. Additional credit quality deterioration above the original credit mark is recorded as additional provisions for loan losses.

The second quarter and remaining estimated discount/premium is reflected in the following table (dollars in thousands):

	Harrisonburg Branch		First Market Bank
	Loan Accretion	Certificates of Deposit	Loan Accretion	Investment Securities	Borrowings	Certificates of Deposit
For the quarter ended June 30, 2011	$118	$22	$1,529	$93	$(122)	$194
For the remaining six months of 2011	506	101	2,485	186	(245)	311
For the years ending:
2012	589	11	3,624	201	(489)	222
2013	148	7	2,377	15	(489)	—
2014	37	4	1,478	—	(489)	—
2015	26	—	570	—	(489)	—
2016	27	—	28	—	(163)	—
Thereafter	143	—	—	—	—	—

Acquisition Activity – other operating expenses

Acquisition-related expenses associated with the acquisition of the Harrisonburg branch were $204,000 and $498,000 for the three and six month periods ended June 30, 2011, respectively, and are recorded in “Other operating expenses” in the Company’s condensed consolidated statements of income. Such costs included principally system conversion and integrating operations charges which have been expensed as incurred. There were no acquisition-related expenses related to the Harrisonburg branch in 2010. The Company expects no further acquisition-related expenses from the Harrisonburg branch acquisition.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended June 30,
	2011			2010			2009
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$419,747	$3,627	3.47%	$408,964	$3,503	3.44%	$258,950	$2,630	4.07%
Tax-exempt	166,660	2,722	6.55%	139,483	2,356	6.77%	121,400	2,192	7.24%

Total securities (2)	586,407	6,349	4.34%	548,447	5,859	4.28%	380,350	4,822	5.08%
Loans, net (3) (4)	2,823,186	42,005	5.97%	2,825,183	43,757	6.21%	1,871,142	27,462	5.89%
Loans held for sale	42,341	468	4.43%	59,854	717	4.80%	51,522	580	4.52%
Federal funds sold	165	—	0.22%	7,666	3	0.19%	304	—	0.17%
Money market investments	153	—	0.00%	208	—	0.00%	104	—	0.00%
Interest-bearing deposits in other banks	34,697	27	0.32%	60,696	15	0.10%	84,408	60	0.29%
Other interest-bearing deposits	—	—	0.00%	344	—	0.00%	2,598	—	0.00%

Total earning assets	3,486,949	48,849	5.62%	3,502,398	50,351	5.77%	2,390,428	32,924	5.53%

Allowance for loan losses	(39,999)			(34,158)			(28,249)
Total non-earning assets	383,836			376,016			251,820

Total assets	$3,830,786			$3,844,256			$2,613,999

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$386,107	157	0.16%	$360,760	206	0.23%	$203,276	86	0.17%
Money market savings	840,696	1,465	0.70%	732,353	1,724	0.94%	442,436	2,636	2.39%
Regular savings	175,869	192	0.44%	151,657	127	0.34%	100,309	97	0.39%
Certificates of deposit: (5)
$100,000 and over	569,587	2,217	1.56%	664,418	3,033	1.83%	475,200	3,962	3.34%
Under $100,000	600,754	2,135	1.43%	673,916	2,747	1.63%	489,752	4,006	3.28%

Total interest-bearing deposits	2,573,013	6,166	0.96%	2,583,104	7,837	1.22%	1,710,973	10,787	2.53%
Other borrowings (6)	288,554	1,967	2.73%	334,502	1,918	2.30%	315,517	2,486	3.18%

Total interest-bearing liabilities	2,861,567	8,133	1.14%	2,917,606	9,755	1.34%	2,026,490	13,273	2.63%

Noninterest-bearing liabilities:
Demand deposits	504,810			484,478			291,175
Other liabilities	24,050			26,055			20,540

Total liabilities	3,390,427			3,428,139			2,338,205
Stockholders’ equity	440,359			416,117			275,794

Total liabilities and stockholders’ equity	$3,830,786			$3,844,256			$2,613,999

Net interest income		$40,716			$40,596			$19,651

Interest rate spread (7)			4.48%			4.43%			2.90%
Interest expense as a percent of average earning assets			0.94%			1.12%			2.23%
Net interest margin (8)			4.68%			4.65%			3.30%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $93 thousand in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2011 is $186 thousand.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $1.5 million in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated FMB accretion for 2011 is $2.5 million for FMB. The Harrisonburg branch accretion was $118 thousand with $506 thousand estimated to remain in 2011.
(5)	Interest expense on certificates of deposits includes $194 thousand in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated FMB accretion for 2011 is $311 thousand. The Harrisonburg branch accretion was $22 thousand with $101 thousand estimated to remain in 2011.
(6)	Interest expense on borrowings includes $122 thousand in amortization of the fair market value adjustments related to the acquisition of FMB. Remaining estimated amortization for 2011 is $245 thousand.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(8)	Core net interest margin excludes purchase accounting adjustments and was 4.47% for the quarter ending 6/30/11.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Six Months Ended June 30,
	2011			2010			2009
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$416,150	$7,257	3.52%	$393,813	$7,042	3.61%	$239,572	$5,066	4.26%
Tax-exempt	165,799	5,420	6.59%	129,597	4,456	6.93%	119,082	4,291	7.27%

Total securities (2)	581,949	12,677	4.39%	523,410	11,498	4.43%	358,654	9,357	5.26%
Loans, net (3) (4)	2,817,829	83,597	5.98%	2,671,272	81,907	6.18%	1,870,455	54,720	5.90%
Loans held for sale	48,214	1,032	4.32%	52,273	1,163	4.48%	45,146	1,011	4.52%
Federal funds sold	215	—	0.23%	17,719	15	0.18%	304	—	0.19%
Money market investments	157	—	0.00%	160	—	0.00%	98	—	0.00%
Interest-bearing deposits in other banks	25,103	33	0.26%	37,822	23	0.12%	89,294	114	0.26%
Other interest-bearing deposits	—	—	0.00%	1,465	—	0.00%	2,598	—	0.00%

Total earning assets	3,473,467	97,339	5.65%	3,304,121	94,606	5.75%	2,366,549	65,202	5.56%

Allowance for loan losses	(39,386)			(32,876)			(27,202)
Total non-earning assets	385,355			372,044			250,661

Total assets	$3,819,436			$3,643,289			$2,590,008

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$380,463	$316	0.17%	$332,449	$383	0.23%	$200,712	$166	0.17%
Money market savings	825,717	2,970	0.73%	683,493	3,200	0.94%	421,413	5,125	2.45%
Regular savings	168,259	295	0.35%	149,364	316	0.43%	97,953	198	0.41%
Certificates of deposit: (5)
$100,000 and over	585,173	4,700	1.62%	624,153	5,886	1.90%	472,448	8,014	3.42%
Under $100,000	610,407	4,570	1.51%	631,683	5,315	1.70%	503,204	8,389	3.36%

Total interest-bearing deposits	2,570,019	12,851	1.01%	2,421,142	15,100	1.26%	1,695,730	21,892	2.60%
Other borrowings (6)	289,976	3,874	2.69%	349,224	3,813	2.20%	317,488	5,031	3.20%

Total interest-bearing liabilities	2,859,995	16,725	1.18%	2,770,366	18,913	1.37%	2,013,218	26,923	2.70%

Noninterest-bearing liabilities:
Demand deposits	495,886			443,452			279,642
Other liabilities	27,150			26,477			20,977

Total liabilities	3,383,031			3,240,295			2,313,837
Stockholders’ equity	436,405			402,994			276,171

Total liabilities and stockholders’ equity	$3,819,436			$3,643,289			$2,590,008

Net interest income		$80,614			$75,693			$38,279

Interest rate spread (7)			4.47%			4.38%			2.86%
Interest expense as a percent of average earning assets			0.97%			1.15%			2.29%
Net interest margin			4.68%			4.60%			3.26%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $201 thousand in accretion of the fair market value adjustments related to the acquisition of FMB.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $3.1 million in accretion of the fair market value adjustments related to the acquisition of FMB and $118 thousand related to the Harrisonburg branch.
(5)	Interest expense on certificates of deposits includes $452 thousand in accretion of the fair market value adjustments related to the acquisition of FMB and $22 thousand related to the Harrisonburg branch.
(6)	Interest expense on borrowings includes $245 thousand in amortization of the fair market value adjustments related to the acquisition of FMB.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

Provision for Loan Losses

The provision for loan losses for the current quarter was $4.5 million, a decrease of $1.8 million from the first quarter of this year and $545,000 increase from the same quarter a year ago. The lower provision for loan losses compared to the most recent quarter primarily reflects improvements in asset quality and reduced specific reserves, as covered impaired loans were charged off. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, changes in risk ratings on loans, net charge-off activity, loan growth, delinquency trends and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

The allowance for loan losses as a percentage of the total loan portfolio, including net loans recorded at fair value without an allowance, acquired in the FMB and the Harrisonburg branch acquisitions was 1.39% at June 30, 2011, 1.35% at December 31, 2010, and 1.20% at June 30, 2010. The allowance for loan losses as a percentage of the total loan portfolio, adjusted for acquired loans, was 1.88% at June 30, 2011, a decrease from 1.96% at March 31, 2011, and an increase from 1.76% in the same quarter a year ago. The lower ratio of the allowance for loan losses as a percentage of loans compared to the loan portfolio, adjusted for acquired loans, is related to the elimination of FMB’s allowance for loan losses at acquisition. In acquisition accounting there is no carryover of previously established allowance for loan losses.

Noninterest Income

On a linked quarter basis, noninterest income decreased $584,000, or 5.5%, to $10.0 million from $10.5 million in the first quarter. Gains on the sale of loans in the mortgage segment decreased $665,000, or 13.4%, and were driven by lower volume in loan originations. Declines in refinanced mortgage loan volume accounted for most of the volume decrease as Union’s refinanced loans as a percentage of originations declined from 38.1% to 18.4%. Service charges on deposit accounts and other account fees increased $585,000, related to an increase in debit card fee income, brokerage commissions, and overdraft and returned check fee volume. During the current quarter, the Company reached agreement to sell a former branch building previously closed in connection with the FMB merger. The sale closed in early July and a loss of $626,000 was accrued in the second quarter. Excluding mortgage segment operations and the loss on the sale of the branch building, noninterest income increased $718,000, or 12.6% from the first quarter and related to an increase in brokerage commissions, debit card fee income, and overdraft and returned check fee volume.

For the quarter ended June 30, 2011, noninterest income decreased $2.1 million, or 17.7%, to $10.0 million from $12.1 million in the prior year’s same quarter. Gains on sales of loans in the mortgage segment decreased $945,000, or 18.0%, primarily related to lower origination volume. Other operating income decreased $442,000, largely due to the reversal of a property improvement liability the Company recorded in the second quarter of 2010. Other service charges and fees increased $215,000, primarily as a result of increased debit card income and brokerage commissions, but were partially offset by lower service charges on deposit accounts of $165,000. During the current quarter, the Company recorded a loss of $626,000 on a former branch building as mentioned above, and recorded losses on sales of other real estate owned of $163,000. Excluding the mortgage segment operations, and the loss on the sale of the free standing branch, noninterest income decreased $551,000, or 7.9%, from the same period a year ago.

For the six months ending June 30, 2011, noninterest income decreased $1.3 million, to $20.5 million, from $21.8 million a year ago. Comparative results to the prior year exclude FMB results for the month of January 2010. Gains on sales of loans in the mortgage segment decreased $468,000 on lower origination volume and higher estimates of early payment defaults. Service charges on deposit accounts decreased $284,000 primarily related to lower overdraft and returned check charges. Other operating income decreased $258,000 largely related to a reversal of a property improvement liability that occurred in 2010 and higher trust income in the current year. Partially offsetting those decreases was an increase in account service charges and fees of $854,000 that related to higher debit card income, ATM income, and brokerage commissions. During the current quarter, the Company recorded a loss of $626,000 on a former branch building as mentioned above. Other incurred losses on sales of other real estate owned were $461,000 for the period.

Noninterest Expense

On a linked quarter basis, noninterest expense increased $1.1 million, or 3.2%, to $35.9 million from $34.8 million when compared to the first quarter. Other operating expenses increased $1.2 million, or 9.8%. Of the other operating expenses increase, $612,000 were costs to maintain the Company’s portfolio of other real estate owned including a valuation adjustment of $165,000, higher legal and professional fees due to continuing problem loan work outs and foreclosure activity of $368,000, and the remaining $220,000 represented communication and marketing expense increases. Current quarter marketing expenses were brand awareness campaigns for the new seven in-store MARTIN’S® locations and a home equity line of credit promotion. Also during the quarter, the Company recorded acquisition costs of $204,000, compared to $294,000 in the first quarter in connection with the aforementioned branch acquisition. Excluding the mortgage segment operations and acquisition costs, noninterest expense increased $1.8 million, or 6.1%, compared to the first quarter of this year.

For the quarter ended June 30, 2011, noninterest expense increased $724,000, or 2.1%, to $35.9 million from $35.1 million for the second quarter of 2010. Other operating expenses increased $852,000, or 6.5%. Other operating expenses included higher costs to maintain the Company’s portfolio of other real estate owned of $811,000 which included a valuation adjustment of $165,000, legal and other professional fees of $387,000 principally relating to problem loan work outs and loan foreclosures. Other increases were higher franchise taxes of $299,000, which were levied to include all of former FMB branches, higher other communication expenses which includes online customer activity and telephone expenses of $245,000, partially offset by lower marketing and advertising expenses of $268,000. Included in other operating expenses were costs associated with the acquisition of FMB of $843,000 during the second quarter of 2010 and current quarter branch acquisition costs of $204,000. Excluding mortgage segment operations and acquisition costs, noninterest expense increased $1.6 million, or 5.5% from the second quarter of 2010.

For the six months ended June 30, 2011, noninterest expense decreased $1.3 million, to $70.6 million, from $71.9 million a year ago. Comparative results to the prior year exclude FMB results for the month of January 2010. Other operating expenses decreased $3.8 million, or 12.5%. Included in the reduction of other operating expenses were prior year costs associated with the acquisition of FMB of $7.7 million during the first six months of 2010. Increases in current year expenses included higher costs to maintain the Company’s portfolio of other real estate owned of $1.1 million, communication expenses related to increased online customer activity and additional branch locations of $885,000, and higher professional fees related to continuing collection activity and problem loan work outs of $579,000. Other costs included higher franchise tax and FDIC insurance assessments of $598,000 and $472,000, respectively, due to adjustments starting in 2011, which included the acquired FMB branches. Salary and benefits expense increased $2.4 million, primarily related to additional personnel. Excluding mortgage segment operations and acquisition costs, noninterest expense increased $5.2 million, or 9.2% from the same period a year ago.

Securities

As of June 30, 2011, the Company maintained a diversified municipal bond portfolio with three quarters of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the Commonwealth of Virginia represented 10% and the only state with a concentration above 10% was Texas, which represented 28% of the municipal portfolio. Approximately 84% of municipal holdings are considered investment grade by Moody’s or S&P. The non-investment grade securities are principally insured Texas municipalities with no underlying rating. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of June 30, 2011. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rate for the three and six months ended June 30, 2011 was 26.0% and 25.6%, respectively, compared to 30.6% and 28.9%, respectively, for the same periods in 2010.

SEGMENT INFORMATION

Community Banking Segment

On a linked quarter basis, net interest income was $39.3 million, an increase of $1.0 million, or 2.7%, from the first quarter of the current year. The linked quarter net increase was principally due to greater interest-earning asset volume increases as compared to interest-bearing liabilities combined with favorable demand deposit growth.

Noninterest income increased $82,000, or 1.4%, to $5.8 million from $5.7 million in the first quarter. Service charges on deposit accounts and other account fees increased $585,000, related to an increase in debit card fee income, brokerage commissions, and overdraft and returned check fee volume. During the current quarter, the Company reached agreement to sell a branch building previously closed in connection with the FMB merger. The sale closed in early July and a loss of $626,000 was accrued in the second quarter.

Noninterest expense increased $1.7 million, or 5.7%, to $31.7 million from $30.0 million when compared to the first quarter. Other operating expenses increased $1.2 million, or 9.6%. Of the other operating expenses increase, $612,000 were costs to maintain the Company’s portfolio of other real estate owned including a valuation adjustment of $165,000, higher legal and professional fees due to continuing problem loan work outs and foreclosure activity of $347,000, higher other operating expenses of $339,000 which included ATM and bank card processing fees, and the remaining $300,000 represented communication and marketing expenses. Current quarter marketing expenses were brand awareness campaigns for the new seven in-store MARTIN’S® locations and HELOC (home equity line of credit) interest rate promotions. Partially offsetting these increases was the lower FDIC assessment of $366,000. Also during the quarter, the Company recorded acquisition costs of $204,000, compared to $294,000 in the first quarter due to the Harrisonburg branch.

For the three months ended June 30, 2011, net interest income increased $375,000, or 1.0%, to $39.3 million when compared to the same period last year. The improvement in the net interest margin was a result of a continued shift in funding mix to lower cost funds as certificates of deposit decreased while savings, money markets and demand deposits increased. Lower interest-earning asset income was principally due to lower loan yields on relatively flat average loan volume.

Noninterest income decreased $1.2 million, or 17.0%, to $5.8 million from $7.0 million in the prior year’s same quarter. Other operating income decreased $442,000, largely due to the reversal of a property improvement liability the Company recorded in the second quarter of 2010. Other service charges and fees increased $215,000, primarily as a result of increased debit card income and brokerage commissions, but were partially offset by lower service charges on deposit accounts of $165,000.

Noninterest expense increased $1.0 million, or 3.3%, to $31.7 million from $30.7 million in the second quarter of 2010. Other operating expenses increased $789,000, or 6.3%. Other operating expenses included an increase of $753,000 in costs to maintain the Company’s portfolio of other real estate owned (which included a valuation adjustment of $165,000), legal and other professional fees of $373,000 (related largely to problem loan work outs), higher franchise taxes of $299,000 which was levied to include all of former FMB branches, higher other communication expenses of $193,000, partially offset by lower marketing and advertising expenses of $264,000. Included in other operating expenses were costs associated with the acquisition of FMB of $843,000 during the second quarter of 2010 and current quarter Harrisonburg branch acquisition costs of $204,000.

For the six months ended June 30, 2011, net interest income increased $4.9 million, or 6.7%, when compared to the same period last year. Results for the prior year exclude FMB results for the month of January 2010. The improvement in the net interest margin was a result of improvement in the cost of funds partially offset by lower loan yields and aided by the increase in interest-earning assets due to the acquisition of FMB in the first quarter of 2010.

Noninterest income decreased $857,000, or 7.0%, to $11.5 million from $12.3 million a year ago. Results for the prior year exclude FMB results for the month of January 2010. Service charges on deposit accounts decreased $278,000 primarily related to lower overdraft and returned check charges. Other operating income decreased $235,000 due to a reversal of a property improvement liability that occurred in 2010. Partially offsetting those decreases was an increase in account service charges and fees of $824,000 that related to higher debit card income, ATM income, and brokerage commissions. During the second quarter of 2011, the Company sold a former branch building as mentioned above and accrued a loss on the sale of $626,000. Other incurred losses on sales of other real estate owned were $461,000 for the period.

Noninterest expense decreased $2.1 million, or 3.2%, to $61.6 million from $63.7 million a year ago. Comparative results to the prior year exclude FMB results for the month of January 2010. Other operating expenses decreased $4.0 million, or 13.6%. Included in the reduction of other operating expenses were prior year costs associated with the acquisition of FMB of $7.7 million during the first six months of 2010. Increases in current year expenses included higher costs to maintain the Company’s portfolio of other real estate owned of $945,000, higher communication expenses related to increased online customer activity and additional branch locations of $790,000, and higher professional fees related to continuing collection activity and problem loan work outs of $526,000. Other costs included higher franchise tax and FDIC insurance assessments of $598,000 and $472,000, respectively, due to adjustments starting in 2011, which included the acquired FMB branches. Salary and benefits expense increased $2.0 million, primarily related to additional personnel.

Mortgage Segment

On a linked quarter basis, the mortgage segment net income for the second quarter decreased $161,000, or 49.1%, to $167,000 from $328,000 in the first quarter. Originations declined by $1.4 million from $149.1 million to $147.7 million, or 1.0%, from the first quarter as a result of a decline in refinance originations. Refinanced loans represented 18.4% of originations during the second quarter compared to 38.1% during the first quarter. Net interest income decreased $205,000, or 42.1%, due to increased borrowing rates. Gains on the sale of loans decreased $665,000, or 13.4%, while commission expense declined $566,000, or 23.2%. Salary and benefit expenses decreased $687,000 largely on loan volume driven commission expense, and other operating expenses increased $78,000, or 11.7%. Estimated loan related losses attributable to early payment defaults, make whole demands and indemnifications were $184,000, decreasing $141,000, or 43.4% from the first quarter.

For the three months ended June 30, 2011, the mortgage segment net income decreased $630,000 to $167,000, from $797,000 for the same quarter in 2010. Originations decreased $55.7 million from $203.5 million to $147.7 million, or 27.4%, during the same period last year as the average loan size declined 8.0% along with decreases in overall homeownership rates and residential mortgage activity. Refinanced loans represented 18.4% of originations during the second quarter of 2011 compared to 23.1% during the same period a year ago. As a result, gains on the sale of loans decreased $952,000, or 18.1%. Noninterest expenses decreased $278,000. Of this amount, salaries and benefits decreased $372,000 primarily as a result of loan volume driven commission expense.

For the six months ended June 30, 2011, the mortgage segment net income decreased $882,000, or 64.0%, to $495,000 from $1.4 million during the same period last year. Originations declined by $54.9 million from $351.7 million to $296.8 million, or 15.6%, during the same period last year due to declines in residential mortgage activity, particularly refinance volume. Net interest income decreased $215,000, or 21.9%, due to decreased originations and higher borrowing rates. Gains on the sale of loans decreased $474,000, or 4.9%, driven largely by a $206,000, or 67.9%, increase in estimated loan related losses attributable to early payment defaults, make whole demands and indemnifications. Refinanced loans represented 25.8% of originations during the first six months on the year compared to 30.0% during the same period a year ago. Salary and benefit expenses increased $410,000 due to additional salary expense required to meet evolving regulatory, compliance and production demands. Other operating expenses increased $221,000, or 18.6%, primarily related to increased costs associated with the processing, underwriting and compliance components of origination.

BALANCE SHEET

At June 30, 2011, total cash and cash equivalents were $63.2 million, an increase of $2.1 million from December 31, 2010, and a decrease of $72.5 million from June 30, 2010. The cash reduction from the prior year principally funded investment security purchases and reduced wholesale borrowings. At June 30, 2011, net loans were $2.8 billion, an increase of $53.4 million, or 1.9% from the prior quarter. Net loans increased $34.2 million, or 1.2%, from June 30, 2010. Loans held for sale of $50.4 million in the Company’s mortgage segment decreased slightly from $50.6 million in the prior quarter and $24.3 million from the same quarter a year ago, each related to a decline in refinance originations. At June 30, 2011, total assets were $3.852 billion, an increase of $38.8 million compared to the first quarter, and a decrease of $22.7 million from $3.874 billion at June 30, 2010.

Total deposits during the second quarter increased $16.4 million compared to the first quarter driven by higher volumes in money market and demand deposit accounts, partially offset by lower volumes of NOW accounts and CDs. Total deposits decreased $12.4 million from June 30, 2010 with net volume inflows into money market accounts and out of certificates of deposit. Total borrowings, including repurchase agreements, increased $14.1 million on a linked quarter basis and decreased $32.6 million from June 30, 2010. The Company’s equity to assets ratio was 11.50% and 10.90% at June 30, 2011 and 2010, respectively. The Company’s tangible common equity to tangible assets ratio was 8.62% and 7.89% at June 30, 2011 and 2010, respectively. Tangible book value per share increased to $12.50 from $12.22 a quarter earlier, while book value per share increased to $15.72 from $15.43 for the same period.

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

As of June 30, 2011, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, loans held for sale, investment securities and loans that mature within one year totaled $1.2 billion, or 33.6%, of total earning assets. As of June 30, 2011, approximately $1.0 billion, or 35.3%, of total loans are scheduled to mature within one year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	June 30, 2011	% of Total Loans	December 31, 2010	% of Total Loans	June 30, 2010	% of Total Loans
Loans secured by real estate:
Residential 1-4 family	$448,270	15.7%	$431,614	15.2%	$433,362	15.4%
Commercial	982,986	34.3%	924,548	32.6%	866,588	30.7%
Construction, land development and other land loans	473,604	16.6%	489,601	17.3%	508,639	18.0%
Second mortgages	62,463	2.2%	64,534	2.3%	64,127	2.3%
Equity lines of credit	301,766	10.6%	305,741	10.8%	313,621	11.1%
Multifamily	103,862	3.6%	91,397	3.2%	84,648	3.0%
Farm land	26,033	0.9%	26,787	0.9%	27,680	1.0%

Total real estate loans	2,398,984	83.9%	2,334,222	82.3%	2,298,665	81.5%

Commercial Loans	165,552	5.8%	180,840	6.4%	172,658	6.1%

Consumer installment loans
Personal	257,170	9.0%	277,184	9.8%	306,420	10.9%
Credit cards	17,334	0.6%	19,308	0.6%	14,828	0.5%

Total consumer installment loans	274,504	9.6%	296,492	10.4%	321,248	11.4%

All other loans	20,529	0.7%	25,699	0.9%	27,080	1.0%

Gross loans	$2,859,569	100.0%	$2,837,253	100.0%	$2,819,651	100.0%

As reflected in the loan table, at June 30, 2011, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers’ focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

Overview

During the second quarter, the Company experienced modest improvement in asset quality. The reduced levels of nonperforming assets and associated activity, as well as delinquency trends, were favorable even though current economic conditions did not improve materially. While future economic conditions remain unknown, the Company’s lower levels of provisions for loan losses and increased coverage ratios demonstrate that its dedicated efforts to improve asset quality are taking hold. The magnitude of any continued softening in the real estate market and its impact on the Company is largely dependent upon any lagging impact on commercial real estate, the recovery of residential housing, and the pace at which the local economies in the Company’s operating markets recover.

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

Loans obtained in connection with the FMB acquisition have been accounted for in accordance with ASC 805, Business Combinations, and/or ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), if the loans had experienced deterioration of credit quality at the time of acquisition. Both require that acquired loans be recorded at fair value and prohibit the carryover of the related allowance for loan losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans. Because ASC 310-30 loans (i.e., impaired loans) have been recorded at fair value, such loans are not classified as nonaccrual or past due even though some payments may be contractually past due. If there is further deterioration of credit quality on these acquired loans, the deterioration will be reflected through the allowance process and there will be no additional fair value adjustment.

Nonperforming Assets (“NPAs”)

At June 30, 2011, nonperforming assets totaled $91.3 million, a decrease of $10.0 million from the first quarter, and an increase of $13.9 million compared to a year ago. The current quarter decrease in NPAs from the first quarter related to net decreases in both nonaccrual loans of $8.3 million and OREO of $1.7 million. The decrease in nonperforming loans was a result of customer net pay downs of approximately $8.9 million and, charge-offs of $3.6 million, partially offset by additions of $4.2 million. The nonperforming loans added during the quarter were principally related to residential real estate as borrowers continued to experience financial difficulties with the protracted economic recovery depleting their cash reserves and other repayment sources.

Nonaccrual Loans

Nonperforming assets at June 30, 2011 included $54.3 million in nonaccrual loans. This total includes residential real estate loans of $27.8 million, land loans of $14.4 million, commercial real estate loans of $7.1 million, commercial and industrial loans of $2.4 million, land development loans of $1.5 million, and other loans of $1.0 million. At June 30, 2011, the coverage ratio of the allowance for loan losses to nonperforming loans was 72.9%, an increase from 69.4% a year earlier and from 64.5% at March 31, 2011. Impairment analyses provided appropriate reserves on these nonperforming loans while appropriate reserves on homogenous pools continue to be maintained. The increase in the coverage ratio is primarily related to a decline in nonperforming loans.

The following table reflects the balances and changes from the most recent quarter (dollars in thousands):

Nonperforming Loans	6/30/2011	3/31/2011	Change
Residential real estate loans (builder lines)	$27,843	$30,081	$(2,238)
Commercial real estate loans	7,136	14,891	(7,755)
Land loans	14,413	13,051	1,362
Commercial and industrial	2,376	2,387	(11)
Land development	1,472	1,510	(38)
Other	1,082	722	360

Totals	$54,322	$62,642	$(8,320)

The Company had approximately $7.1 million in troubled debt restructurings still accruing interest at June 30, 2011.

Other Real Estate Owned

Nonperforming assets at June 30, 2011 also included $36.9 million in other real estate owned, a decrease of $1.7 million from the prior quarter. This total includes residential real estate of $14.1 million, land development of $12.1 million, land of $8.5 million, commercial real estate of $1.2 million and land held for development of bank branch sites of $1.0 million. Included in land development is $8.7 million related to a residential community in the Northern Neck region of Virginia, which includes developed residential lots, a golf course and undeveloped land. Foreclosed properties were adjusted to their fair values at the time of each foreclosure and any losses were taken as loan charge-offs against the allowance for loan losses at that time. OREO asset valuations are also evaluated at least quarterly and any necessary write down to fair value is recorded as impairment.

During the second quarter ended June 30, 2011, the Company’s OREO showed a net decrease of approximately $1.7 million compared to the first quarter of 2011, with sales of $3.7 million at a net loss of $163,000, additions of $2.3 million, and a fair value impairment write-down of $165,000. The additions were principally related to homeowners and residential builders; sales from OREO were principally related to residential real estate and multi-unit residential property. Such sales of OREO have typically occurred at sales prices ranging from 90% to 110% of carrying value. The Company expects this type of activity to continue until the market for these properties and the economy as a whole show marked improvement.

The following table reflects the balances and changes from the most recent quarter (dollars in thousands):

Other Real Estate Owned	6/30/2011	3/31/2011	Change
Land development	$12,088	$12,192	$(104)
Land	8,537	8,885	(348)
Residential real estate (builder lines)	14,058	15,345	(1,287)
Commercial real estate	1,232	1,232	—
Land held for development of branch sites	1,020	1,020	—

Totals	$36,935	$38,674	$(1,739)

Charge-offs and delinquencies

For the quarter ended June 30, 2011, net charge-offs which included loans with specific established reserves were $5.3 million, or 0.74%, of loans on an annualized basis, compared to $4.3 million, or 0.62%, for the first quarter of 2011 and $4.0 million, or 0.57%, for the same quarter last year. Net charge-offs in the current quarter included commercial and residential builder loans of $2.3 million, commercial construction loans of $1.3 million, other consumer loans of $1.0 million, and home equity lines of credits of $710,000. At June 30, 2011, total accruing past due loans were $38.1 million, or 1.33%, of total loans, a decrease from 1.52% at March 31, 2011, and 1.85% for the same quarter a year ago. At June 30, 2011, 30-89 days past due and still accruing loans were $28.9, or 1.01%, of total loans, a decrease from 1.14% at March 31, 2011, and 1.13% for the same quarter a year ago.

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the quarter ended:

	June 30, 2011	December 31, 2010	June 30, 2010
Nonaccrual loans	$54,322	$61,716	$48,911
Foreclosed properties	35,915	35,101	27,374
Real estate investment	1,020	1,020	1,020

Total nonperforming assets	$91,257	$97,837	$77,305

Balances
Allowance for loan losses	$39,631	$38,406	$33,956
Average loans, net of unearned income	2,823,186	2,830,435	2,671,272
Loans, net of unearned income	2,859,569	2,837,253	2,819,651

Ratios
Allowance for loan losses to loans	1.39%	1.35%	1.20%
Allowance-to-legacy loans (Non-GAAP)	1.88%	1.88%	1.76%
Allowance for loan losses to NPAs	43.43%	39.25%	43.92%
Allowance for loan losses to NPLs	72.96%	62.23%	69.42%
Nonperforming assets to loans & other real estate	3.15%	3.40%	2.71%
Net charge-offs to loans (annualized)	0.74%	1.19%	0.57%

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

The Board of Governors of the Federal Reserve System and the FDIC, has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a ratio of total capital to risk-weighted assets of 14.91% and 14.09% on June 30, 2011 and 2010, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 13.26% and 12.51% at June 30, 2011 and 2010, respectively, allowing the Company to meet the definition of “well-capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2011 and 2010. The Company’s equity to asset ratio at June 30, 2011 and 2010 were 11.50% and 10.90%, respectively.

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

The following table summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	June 30, 2011	December 31, 2010	June 30, 2010
Tier 1 capital	$408,836	$398,165	$384,716
Tier 2 capital	50,653	53,298	48,603
Total risk-based capital	459,489	451,463	433,319
Risk-weighted assets	3,082,408	3,075,330	3,075,841

Capital ratios:
Tier 1 risk-based capital ratio	13.26%	12.95%	12.51%
Total risk-based capital ratio	14.91%	14.68%	14.09%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.90%	10.55%	10.24%
Stockholders’ equity to assets	11.50%	11.16%	10.90%
Tangible common equity to tangible assets	8.62%	8.22%	7.89%

NON-GAAP MEASURES

In reporting the results as of June 30, 2011, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization.

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

A reconciliation of these non-GAAP measures from their respective GAAP basis measures is presented in the following table (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net income	$6,820	$8,726	$13,014	$10,425
Plus: core deposit intangible amortization, net of tax	1,009	1,260	2,066	2,205
Plus: trademark intangible amortization, net of tax	65	65	130	109

Cash basis operating earnings	$7,894	$10,051	$15,210	$12,739

Average assets	$3,830,786	$3,844,256	$3,819,435	$3,643,289
Less: average trademark intangible	681	1,082	731	935
Less: average goodwill	57,582	57,566	57,574	57,155
Less: average core deposit intangibles	24,384	31,635	25,184	28,205

Average tangible assets	$3,748,139	$3,753,973	$3,735,946	$3,556,994

Average equity	$440,359	$416,117	$436,405	$402,994
Less: average trademark intangible	681	1,082	731	935
Less: average goodwill	57,582	57,566	57,574	57,155
Less: average core deposit intangibles	24,384	31,635	25,184	28,205
Less: average preferred equity	34,518	34,260	34,483	28,371

Average tangible equity	$323,194	$291,574	$318,433	$288,328

Weighted average shares outstanding, diluted	25,992,190	25,913,471	25,986,640	24,583,186
Cash basis earnings per share, diluted	$0.30	$0.39	$0.59	$0.52
Cash basis return on average tangible assets	0.84%	1.07%	0.82%	0.72%
Cash basis return on average tangible equity	9.80%	13.83%	9.63%	8.91%

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

	June 30, 2011	June 30, 2010
Gross Loans	$2,859,569	$2,819,651
less acquired loans without additional credit deterioration	(755,358)	(887,245)

Gross Loans, adjusted for acquired	$2,104,211	$1,932,406
Allowance for loan losses	39,631	33,956
Allowance-to-legacy loan loss ratio	1.88%	1.76%

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

The following table represents the interest rate sensitivity on net interest income over the next twelve months for the Company across the rate paths modeled at June 30, 2011 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+300 basis points	0.25%	$410
+200 basis points	(0.70)	(1,135)
+100 basis points	(1.58)	(2,552)
Most likely rate scenario	0.00	—
-100 basis points	(0.83)	(1,337)
-200 basis points	(3.25)	(5,245)
-300 basis points	(3.99)	(6,451)

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation based on the balances at the period ended June 30, 2011 (dollars in thousands):

	Change In Economic Value of Equity
	%	$
Change in Yield Curve:
+300 basis points	(5.78)%	$(36,208)
+200 basis points	(3.01)	(18,824)
+100 basis points	(0.78)	(4,908)
Most likely rate scenario	0.00	—
-100 basis points	(4.72)	(29,568)
-200 basis points	(11.56)	(72,401)
-300 basis points	(18.33)	(114,792)

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities – None

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description

15.00	Awareness letter from Yount, Hyde, Barbour, P.C. acknowledging the auditor’s awareness that unaudited interim financial information is being used in a registration statement filed under the Securities Act of 1933.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00	The following materials from the Company’s 10-Q Report for the quarterly period ended June 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union First Market Bankshares Corporation
(Registrant)

Date: August 9, 2011	By:	/s/ G. William Beale
G. William Beale,
Chief Executive Officer

Date: August 9, 2011	By:	/s/ D. Anthony Peay
D. Anthony Peay,
Executive Vice President and Chief Financial Officer