Form 10-Q
period 2011-09-30
UNION FIRST MARKET BANKSHARES CORP
filed 2011-11-08
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-20293

UNION FIRST MARKET BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1598552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1051 East Cary Street

Suite 1200

Richmond, Virginia 23219

(Address of principal executive offices) (Zip Code)

111 Virginia Street

Suite 200

Richmond, VA 23219

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of common stock outstanding as of October 31, 2011 was 26,057,501

UNION FIRST MARKET BANKSHARES CORPORATION

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,	September 30,
	2011	2010	2010
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$62,546	$58,951	$76,981
Interest-bearing deposits in other banks	86,872	1,449	2,329
Money market investments	199	158	143
Federal funds sold	160	595	685

Total cash and cash equivalents	149,777	61,153	80,138

Securities available for sale, at fair value	606,485	572,441	576,040

Loans held for sale	61,786	73,974	84,381

Loans, net of unearned income	2,818,342	2,837,253	2,842,267
Less allowance for loan losses	41,290	38,406	37,395

Net loans	2,777,052	2,798,847	2,804,872

Bank premises and equipment, net	90,936	90,680	91,054
Other real estate owned	34,464	36,122	26,382
Core deposit intangibles, net	22,162	26,827	28,762
Goodwill	59,400	57,567	57,567
Other assets	112,395	119,636	110,127

Total assets	$3,914,457	$3,837,247	$3,859,323

LIABILITIES
Noninterest-bearing demand deposits	$542,692	$484,867	$495,779
Interest-bearing deposits:
NOW accounts	395,822	381,512	359,986
Money market accounts	858,426	783,431	756,938
Savings accounts	176,531	153,724	153,928
Time deposits of $100,000 and over	511,579	563,375	577,239
Other time deposits	649,826	703,150	730,325

Total interest-bearing deposits	2,592,184	2,585,192	2,578,416

Total deposits	3,134,876	3,070,059	3,074,195

Securities sold under agreements to repurchase	70,450	69,467	69,693
Other short-term borrowings	—	23,500	41,200
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	155,258	154,892	154,864
Other liabilities	41,982	30,934	28,465

Total liabilities	3,462,876	3,409,162	3,428,727

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, $1,000 liquidation value, shares authorized 500,000; issued and outstanding, 35,595 shares for all periods.	35,595	35,595	35,595
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 26,057,501 shares, 26,004,197 shares, and 25,955,213 shares, respectively.	34,581	34,532	34,460
Surplus	186,505	185,763	184,964
Retained earnings	184,845	169,801	167,718
Discount on preferred stock	(982)	(1,177)	(1,240)
Accumulated other comprehensive income	11,037	3,571	9,099

Total stockholders’ equity	451,581	428,085	430,596

Total liabilities and stockholders’ equity	$3,914,457	$3,837,247	$3,859,323

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$42,664	$43,571	$126,999	$126,234
Interest on Federal funds sold	1	2	1	17
Interest on deposits in other banks	22	49	55	72
Interest and dividends on securities:
Taxable	3,148	3,176	10,405	10,218
Nontaxable	1,771	1,642	5,294	4,539

Total interest and dividend income	47,606	48,440	142,754	141,080

Interest expense:
Interest on deposits	5,924	7,956	18,774	23,056
Interest on Federal funds purchased	—	5	7	19
Interest on short-term borrowings	466	367	838	1,628
Interest on long-term borrowings	1,770	1,463	5,266	4,001

Total interest expense	8,160	9,791	24,885	28,704

Net interest income	39,446	38,649	117,869	112,376
Provision for loan losses	3,600	5,912	14,400	14,868

Net interest income after provision for loan losses	35,846	32,737	103,469	97,508

Noninterest income:
Service charges on deposit accounts	2,294	2,243	6,568	6,795
Other service charges, commissions and fees	3,254	2,860	9,529	8,311
Gains on securities transactions, net	499	38	483	62
Other-than-temporary impairment losses	(400)	—	(400)	—
Gains on sales of loans	4,861	5,962	14,132	15,701
Gains (losses) on sales of other real estate and bank premises, net	118	332	(972)	376
Other operating income	918	918	2,714	2,948

Total noninterest income	11,544	12,353	32,054	34,193

Noninterest expenses:
Salaries and benefits	18,076	17,451	53,310	50,269
Occupancy expenses	2,885	2,947	8,307	8,453
Furniture and equipment expenses	1,756	1,691	5,097	4,874
Other operating expenses	11,920	11,895	38,562	42,336

Total noninterest expenses	34,637	33,984	105,276	105,932

Income before income taxes	12,753	11,106	30,247	25,769
Income tax expense	3,682	3,033	8,162	7,271

Net income	$9,071	$8,073	$22,085	$18,498
Dividends paid and accumulated on preferred stock	462	462	1,386	1,227
Accretion of discount on preferred stock	66	62	195	163

Net income available to common shareholders	$8,543	$7,549	$20,504	$17,108

Earnings per common share, basic	$0.33	$0.29	$0.79	$0.68

Earnings per common share, diluted	$0.33	$0.29	$0.79	$0.68

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Discount on Preferred Stock	Accumulated Other Compre- hensive Income	Compre- hensive Income	Total

Balance - December 31, 2009	$—	$24,462	$98,136	$155,047	$—	$4,443		$282,088

Comprehensive income:
Net income				18,498			$18,498	18,498
Change in fair value of interest rate swap							$(2,858)
Unrealized holding gains arising during the period (net of tax, $4,068)							7,554
Reclassification adjustment for gains included in net income (net of tax, $22)							(40)

Other comprehensive income (net of tax, $4,046)						4,656	4,656	4,656

Total comprehensive income							$23,154

Issuance of Common stock (7,477,274 shares)		9,945	86,021					95,966
Dividends on Common Stock ($.18 per share)				(4,667)				(4,667)
Tax benefit from exercise of stock awards			3					3
Issuance of Preferred Stock	35,595				(1,403)			34,192
Dividends on Preferred Stock				(997)				(997)
Accretion of discount on Preferred Stock				(163)	163			—
Issuance of Common Stock under Dividend Reinvestment Plan (21,833 shares)		20	252					272
Issuance of Common Stock under Incentive Stock Option Plan (4,541 shares)		7	11					18
Issuance of Restricted Stock under Stock Incentive Plan (21,573 shares)		26	(26)					—
Stock-based compensation expense			567					567

Balance - September 30, 2010	$35,595	$34,460	$184,964	$167,718	$(1,240)	$9,099		$430,596

Balance - December 31, 2010	$35,595	$34,532	$185,763	$169,801	$(1,177)	$3,571		$428,085

Comprehensive income:
Net income - 2011				22,085			$22,085	22,085
Change in fair value of interest rate swap (cash flow hedge)							(2,826)
Unrealized holding gains arising during the period (net of tax, $5,751)							10,346
Reclassification adjustment for losses included in net income (net of tax, $29)							(54)

Other comprehensive income (net of tax, $5,542)						7,466	7,466	7,466

Total comprehensive income							$29,551

Dividends on Common Stock ($.21 per share)				(5,460)				(5,460)
Tax benefit from exercise of stock awards			1					1
Dividends on Preferred Stock				(1,386)				(1,386)
Accretion of discount on Preferred Stock				(195)	195			0
Issuance of common stock under Dividend Reinvestment Plan (18,135 shares)		24	243					267
Issuance of common stock under Stock Incentive Plan (6,450 shares)		9	47					56
Vesting of restricted stock under Stock Incentive Plan (12,243 shares)		16	(16)					—
Stock-based compensation expense			467					467

Balance - September 30, 2011	$35,595	$34,581	$186,505	$184,845	$(982)	$11,037		$451,581

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands)

(Unaudited)

	2011	2010
Operating activities:
Net income	$22,085	$18,498
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization of bank premises and equipment	5,005	4,846
Other-than-temporary impairment recognized in earnings	400	—
Amortization, net	5,300	4,885
Provision for loan losses	14,400	14,868
Decrease (increase) in loans held for sale, net	12,188	(30,101)
(Gains) losses on the sale of investment securities	(483)	(62)
Losses (gains) on sales of other real estate owned and premises, net	972	(376)
Stock-based compensation expense	467	567
Decrease in other assets	4,263	1,021
Increase in other liabilities	11,048	3,874

Net cash and cash equivalents provided by operating activities	75,645	18,020

Investing activities:
Purchases of securities available for sale	(130,160)	(141,868)
Proceeds from sales of securities available for sale	18,365	106,549
Proceeds from maturities, calls and paydowns of securities available for sale	87,585	85,153
Net decrease (increase) in loans	69,306	(6,427)
Sales of bank premises and equipment and OREO, net	6,815	6,986
Cash paid in branch acquisition	(26,437)	—
Cash received in acquisitions	230	137,460

Net cash and cash equivalents provided by investing activities	25,704	187,853

Financing activities:
Net increase in noninterest-bearing deposits	53,459	30,440
Net decrease in interest-bearing deposits	(37,511)	(80,932)
Net decrease in short-term borrowings	(22,517)	(114,858)
Net increase (decrease) in long-term borrowings	366	(925)
Cash dividends paid - common stock	(5,460)	(4,667)
Cash dividends paid - preferred stock	(1,386)	(997)
Tax benefit from the exercise of equity-based awards	1	3
Proceeds from the issuance of common stock	323	290

Net cash and cash equivalents used in financing activities	(12,725)	(171,646)

Increase in cash and cash equivalents	88,624	34,227
Cash and cash equivalents at beginning of the period	61,153	45,911

Cash and cash equivalents at end of the period	$149,777	$80,138

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$25,265	$28,291
Income taxes	4,238	8,672

Supplemental Schedule of Noncash Activities
Unrealized gains on securities available for sale	$15,834	$11,569
Unrealized loss on cash flow hedge	(2,826)	(2,858)
Transfer of loans to other real estate owned, net	9,236	11,851
Common stock issued for acquisition	—	96,083
Preferred stock issued for acquisition	—	34,192

Transactions related to acquisitions
Increase in assets and liabilities:
Loans	$70,817	$981,541
Securities	—	218,676
Other assets	4,324	78,542
Noninterest bearing deposits	4,366	171,117
Interest bearing deposits	44,503	1,037,206
Borrowings	—	75,789
Other liabilities	65	1,832

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

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

On May 20, 2011 the Company completed the purchase of the NewBridge Bank branch in Harrisonburg, Virginia and a potential branch site in Waynesboro, Virginia. Under the parties’ agreement, the Company purchased loans of $72.5 million and assumed deposit liabilities of $48.7 million, and purchased the related fixed assets of the branch. The Company operates the acquired bank branch under the name Union First Market Bank (the “Harrisonburg branch”). The acquisition, which allowed the Company to establish immediately a meaningful presence in a new banking market, is consistent with the Company’s secondary growth strategy of expanding operations along the I-81 corridor. The Company’s condensed consolidated statements of income include the results of operations of the Harrisonburg branch from the closing date of the acquisition.

In connection with the acquisition, the Company recorded $1.8 million of goodwill and $9,500 of core deposit intangibles. The core deposit intangible of $9,500 was expensed in the current period. The recorded goodwill was allocated to the community banking segment of the Company and is deductible for tax purposes.

The Company acquired the $72.5 million loan portfolio at a fair value discount of $1.7 million. The discount represents expected credit losses, adjustments to market interest rates and liquidity adjustments. The performing loan portfolio fair value estimate was $70.5 million and the impaired loan portfolio fair value estimate was $276,000.

The consideration paid for the Harrisonburg branch and the amounts of acquired identifiable assets and liabilities as of the acquisition date were as follows (dollars in thousands):

Purchase price:
Cash	$26,437

Total purchase price	26,437

Identifiable assets:
Cash and due from banks	230
Loans and leases	70,817
Core deposit intangible	10
Other assets	2,481

Total assets	73,538

Liabilities and equity:
Deposits	48,869
Other liabilities	65

Total liabilities	48,934

Net assets acquired	24,604

Goodwill resulting from acquisition	$1,833

Harrisonburg Branch Acquisition

In the third quarter, interest income of approximately $856,000 was recorded on loans acquired in the Harrisonburg branch acquisition. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at September 30, 2011 are as follows (dollars in thousands):

Outstanding principal balance	$58,292
Carrying amount	$57,084

Loans obtained in the acquisition of the Harrisonburg branch for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than 0.01% of the Company’s consolidated assets and, accordingly, are not considered material.

The amounts of the Harrisonburg branch revenue and earnings included in the Company’s condensed consolidated income statement for the nine months ended September 30, 2011, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2010, are presented in the pro forma table below. These results combine the historical results of the Harrisonburg branch into the Company’s condensed consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2010. In particular, no adjustments have been made to include provision for credit losses in 2010 on the acquired loan portfolio and related branch specific income taxes. The disclosure of the Harrisonburg branch post-acquisition revenue and net income were not practicable due to combining its operations with the Company’s largest affiliate upon closing of the acquisition.

	Pro forma for the nine months ended September 30,
	2011	2010
(dollars in thousands)
Total revenues	$177,034	$179,698
Net income	$23,894	$21,250

The 2011 supplemental pro forma earnings were adjusted to exclude $426,000 of acquisition-related costs incurred in 2011 and $149,000 of nonrecurring income principally related to the fair value adjustments to acquisition-date loans and deposits. The 2010 supplemental pro forma earnings were adjusted to include these charges.

Acquisition-related expenses associated with the acquisition of Harrisonburg branch were $426,000 nine month period ended September 30, 2011, respectively, and are recorded in “Other operating expenses” in the Company’s condensed consolidated statements of income. There were no acquisition-related expenses related to the Harrisonburg branch for the three months ended September 30, 2011 or in 2010. Such costs included principally system conversion and integrating operations charges which have been expensed as incurred.

First Market Bank Acquisition

Interest income on acquired loans for the third quarter of 2011 was approximately $9.8 million. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at September 30, 2011 are as follows (dollars in thousands):

Outstanding principal balance	$645,794
Carrying amount	$636,571

Loans obtained in the acquisition of the First Market Bank for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than 0.26% of the Company’s consolidated assets and, accordingly, are not considered material.

During 2011, the Company compared the expected prepayments at acquisition to actual payments and anticipated future payments on three purchased performing loan pools. The slower prepayment speed noted on real estate, commercial real estate, and auto pools during this assessment resulted in an adjustment to the fair value discount accretion rate. This is considered a change in accounting estimate and resulted in a lower effective yield in each pool.

3.	STOCK-BASED COMPENSATION

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) and the 2003 Stock Incentive Plan (the “2003 Plan”) provide for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company and its subsidiaries. The 2011 Plan became effective on January 1, 2011 after its approval by shareholders at the annual meeting of shareholders held on April 26, 2011. The 2011 Plan makes available 1,000,000 shares, which may be awarded to employees of the Company and its subsidiaries in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Fewer than 1,700 shares remain available for grant under the 2003 Plan. Under both plans, the option price cannot be less than the fair market value of the stock on the grant date. The Company issues new shares to satisfy stock-based awards. 904,793 shares remained available as of September 30, 2011 for issuance under the 2011 Plan.

For the three month and nine month periods ended September 30, 2011, the Company recognized stock-based compensation expense of approximately $182,000 and $374,000 net of tax, respectively, and less than $0.01 per common share for both periods ended September 30, 2011.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2011:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2010	324,776	$19.38
Granted	134,046	12.11
Exercised	(6,450)	8.54
Forfeited	(4,110)	17.22
Expired	(413)	29.77

Options outstanding, September 30, 2011	447,849	17.37

Options exercisable, September 30, 2011	210,084	21.03

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
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

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of September 30, 2011 (dollars in thousands):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	423,735	210,084
Weighted average remaining contractual life in years	6.14	3.19
Weighted average exercise price on shares above water	$10.67	$10.67
Aggregate intrinsic value	$1	$1

The total intrinsic value for stock options exercised during the nine months ended September 30, 2011 was $37,000. There were no stock options exercised during the third quarter of 2011. The fair value of stock options vested during the nine months ended September 30, 2011 was approximately $233,000. Cash received from the exercise of stock options for the nine months ended September 30, 2011 was $56,000.

Nonvested Stock

The 2011 and 2003 Plans permit the granting of nonvested stock, but are limited to one-third of the aggregate number of total awards granted. This equity component of compensation is divided between restricted (time-based) stock grants and performance-based stock grants. Generally, the restricted stock vests fifty percent on each of the third and fourth anniversaries from the date of the grant. The performance-based stock is subject to vesting on the fourth anniversary of the date of the grant dependent upon the performance of the Company’s stock price. The value of the nonvested stock awards was calculated by multiplying the fair market value of the Company’s common stock on grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends (restricted stock), if any, except for the nonvested stock under the performance-based component (performance stock).

The following table summarizes the nonvested stock activity for the nine months ended September 30, 2011:

	Number of Shares of Restricted Stock	Performance Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2010	94,277	15,000	$15.93
Granted	77,225	—	11.39
Released	(12,243)	—	23.83
Forfeited	(11,189)	(9,000)	12.05

Balance, September 30, 2011	148,070	6,000	12.53

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of September 30, 2011 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining three months of 2011	$71	$171	$242
For year ending December 31, 2012	262	632	894
For year ending December 31, 2013	254	398	652
For year ending December 31, 2014	252	83	335
For year ending December 31, 2015	176	16	192
For year ending December 31, 2016	55	—	55

Total	$1,070	$1,300	$2,370

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of unearned income, and consist of the following at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
Commercial:
Commercial Construction	$186,951	$205,795
Commercial Real Estate	835,695	758,034
Other Commercial	918,044	975,830

Total	1,940,690	1,939,659

Consumer:
Mortgages	220,108	212,228
Consumer Construction	19,339	15,615
Indirect Auto	166,045	180,778
Indirect Marine	41,899	46,383
HELOCs	276,893	273,025
Credit Card	17,835	19,308
Other Consumer	135,533	150,257

Total	877,652	897,594

Loans, net of unearned income	$2,818,342	$2,837,253

The following table shows the aging of the Company’s loan portfolio, by class, at September 30, 2011 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still accruing	Purchased Impaired ( net of credit mark)	Nonaccrual	Current	Total Loans

Commercial:
Commercial Construction	$—	$—	$315	$—	$9,818	$176,818	$186,951
Commercial Real Estate	6,942	1,954	174	1,294	7,682	817,649	835,695
Other Commercial	4,705	1,675	3,184	7,794	29,747	870,939	918,044
Consumer:
Mortgages	5,365	1,838	4,989	—	240	207,676	220,108
Consumer Construction	—	—	—	—	210	19,129	19,339
Indirect Auto	2,424	303	548	47	9	162,714	166,045
Indirect Marine	406	—	—	—	544	40,949	41,899
HELOCs	1,412	153	1,009	822	1,102	272,395	276,893
Credit Card	145	137	217	—	—	17,336	17,835
Other Consumer	1,986	3,770	1,690	193	2,614	125,280	135,533

Total	$23,385	$9,830	$12,126	$10,150	$51,966	$2,710,885	$2,818,342

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2010 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans

Commercial:
Commercial Construction	$1,834	$283	$900	$1,170	$11,410	$190,198	$205,795
Commercial Real Estate	5,960	2,379	609	911	9,276	738,899	758,034
Other Commercial	7,236	1,286	3,459	10,720	38,908	914,221	975,830
Consumer:
Mortgages	5,967	1,944	4,242	—	261	199,814	212,228
Consumer Construction	159	—	—	—	218	15,238	15,615
Indirect Auto	3,457	613	729	81	14	175,884	180,778
Indirect Marine	920	181	481	—	124	44,677	46,383
HELOCs	1,155	371	1,704	980	1,329	267,486	273,025
Credit Card	292	90	199	—	—	18,727	19,308
Other Consumer	2,447	624	3,009	138	176	143,863	150,257

Total	$29,427	$7,771	$15,332	$14,000	$61,716	$2,709,007	$2,837,253

Nonaccrual loans totaled $51.9 and 51.6 at September 30, 2011 and 2010, respectively. There were no non-accrual loans excluded from impaired loan disclosure in 2011 or 2010. Loans past due 90 days or more and accruing interest totaled $12.1 million and $18.6 million at September 30, 2011 and 2010, respectively.

The following table shows purchased impaired commercial and consumer loan portfolios, by class, and their delinquency status through September 30, 2011 (dollars in thousands):

	30-89 Days Past Due	Greater Than 90 Days	Current	Total

Commercial:
Commercial Real Estate	$—	$51	$1,243	$1,294
Other Commercial	—	1,907	5,887	7,794
Consumer:
Indirect Auto	13	4	30	47
HELOCs	66	32	724	822
Other Consumer	12	125	56	193

Total	$91	$2,119	$7,940	$10,150

The current column represents loans that are less than 30 days past due.

The following table shows purchased impaired commercial and consumer loan portfolios, by class, and their delinquency status through December 31, 2010 (dollars in thousands):

	30-89 Days Past Due	Greater Than 90 Days	Current	Total

Commercial:
Commercial Construction	$—	$1,170	$—	$1,170
Commercial Real Estate	—	911	—	911
Other Commercial	—	9,340	1,380	10,720
Consumer:
Indirect Auto	8	10	63	81
HELOCs	20	844	116	980
Other Consumer	81	56	1	138

Total	$109	$12,331	$1,560	$14,000

The current column represents loans that are less than 30 days past due.

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. At September 30, 2011, the Company had $287.9 million in loans considered to be impaired of which $8.1 million were collectively evaluated for impairment and $279.8 million were individually evaluated for impairment. The following table shows the Company’s impaired loans individually evaluated for impairment, by class, at September 30, 2011 (dollars in thousands):

Class Category	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Loans without a specific allowance:
Commercial Construction	$46,084	$46,137	$—	$43,586	$1,402
Commercial Real Estate	33,817	34,442	—	34,731	1,350
Other Commercial	133,340	134,279	—	140,128	4,377
Mortgage	2,901	2,947	—	2,911	127
Indirect Auto	76	95	—	112	—
HELOC	2,005	2,200	—	2,229	16
Other Consumer	728	812	—	827	26

Loans with a specific allowance:
Commercial Construction	9,241	9,461	735	9,978	206
Commercial Real Estate	6,643	6,764	1,352	6,790	72
Other Commercial	40,592	41,333	7,786	43,695	1,006
Consumer Construction	210	227	88	1,330	—
Indirect Marine	544	547	240	548	13
HELOC	1,002	1,042	890	228	—
Other Consumer	2,614	2,632	793	2,636	8

Total	$279,797	$282,918	$11,884	$289,729	$8,603

At December 31, 2010, the Company had $284.6 million in loans considered to be impaired of which $9.7 million were collectively evaluated for impairment and $274.9 million were individually evaluated for impairment. The following table shows the Company’s impaired loans individually evaluated for impairment, by class, at December 30, 2010 (dollars in thousands):

Class Category	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Loans without a specific allowance:
Commercial Construction	$39,184	$39,271	$—	$42,001	$1,707
Commercial Real Estate	29,522	29,643	—	29,698	1,656
Other Commercial	124,054	124,398	—	143,434	5,082
Mortgage	2,260	2,274	—	2,291	105
Indirect Auto	119	119	—	143	8
HELOC	650	650	—	650	22

Loans with a specific allowance:
Commercial Construction	18,234	18,274	3,684	18,649	970
Commercial Real Estate	10,303	10,348	1,200	9,869	664
Other Commercial	48,678	49,337	5,672	49,157	1,854
Mortgage	66	66	—	105	—
Consumer Construction	218	228	95	228	—
Indirect Auto	14	15	—	17	1
Indirect Marine	124	124	—	124	5
HELOC	1,329	1,330	606	1,330	29
Other Consumer	177	187	—	187	—

Total	$274,932	$276,264	$11,257	$297,883	$12,103

On July 1, 2011, the Company adopted the amendments in Accounting Standards Update No. 2011-02 A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). As a result of adopting the amendments in ASU 2011-02, the Company reassessed all loans that were renewed on or after January 1, 2011 for identification as a troubled debt restructuring (“TDR”). The Company identified as troubled debt restructurings certain loans for which impairment had previously been measured collectively within their homogeneous pool. Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective evaluation of the impairment measurement guidance for those receivables newly identified as impaired. At September 30, 2011, the recorded investment in loans for which the allowance for credit losses were previously measured collectively within their homogeneous pool and now considered impaired, due to being designated as a TDR, was $21.4 million, and the allowance for credit losses associated with those loans, on the basis of a current evaluation of loss, was $275,000. The impact of this new guidance did not have a material impact on the Company’s non-performing assets, allowance for loan losses, earnings, or capital.

The Company considers troubled debt restructurings to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Included in the impaired loan disclosure above are $116 million of loans considered to be troubled debt restructurings as of September 30, 2011. All loans that are considered to be TDRs are specifically evaluated for impairment in accordance with the Company’s allowance for loan loss methodology.

The following table provides a summary of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of September 30, 2011 (dollars in thousands):

	September 30, 2011
	Recorded Investment	Outstanding Commitment
Performing restructurings
Commercial Construction	$21,945	$3,831
Commercial Real Estate	5,382	—
Mortgage	1,584	—
Other Commercial	72,958	500
Other Consumer	263	—

	102,132	4,331
Nonperforming restructurings
Commercial Construction	4,556	—
Commercial Real Estate	1,077	—
Other Commercial	8,340	—
Other Consumer	270	—

	14,243	—

Total restructurings	$116,375	$4,331

The following table shows, by class, TDRs that occurred during the three and nine month periods ended September 30, 2011 (dollars in thousands):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Class	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial Construction	8	$7,072	41	$26,501
Commercial Real Estate	—	—	8	4,294
Mortgage	1	56	5	1,045
Other Commercial	30	31,509	142	74,172
Other Consumer	1	270	3	533

	40	$38,907	199	$106,545

The primary modification to each loan class identified as TDRs during the period related to a renewal at the current terms and those terms were considered to be below market based on the risk characteristics of the borrower. Generally, the Company does not modify interest rates or reduce principal balances when restructuring loans thus the recorded investment is unchanged after the modification is made. There were no TDRs that were restructured during the previous twelve months for which there was a payment default in the three and nine month periods ended September 30, 2011. A default for purposes of this disclosure is a TDR in which subsequent to the restructure, the borrower is 90 days past due or results in foreclosure and repossession of the applicable collateral.

The following table shows the allowance for loan loss activity, by portfolio segment, balances for allowance for credit losses, and loans based on impairment methodology for the nine months ended September 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	$2,818,342	$2,818,342	$2,818,342	$2,818,342
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of the year	$28,956	$9,488	$(38)	$38,406
Recoveries credited to allowance	709	852	—	1,561
Loans charged off	(8,291)	(4,786)	—	(13,077)
Provision charged to operations	9,066	5,209	125	14,400

Balance, end of year	$30,440	$10,763	$87	$41,290

Ending balance: individually evaluated for impairment	11,304	479	—	11,783

Ending balance: collectively evaluated for impairment	19,035	10,284	87	29,406

Ending balance: loans acquired with deteriorated credit quality	101	—	—	101

Total	$30,440	$10,763	$87	$41,290

Loans:
Ending balance	$1,940,690	$877,652	$—	$2,818,342

Ending balance: individually evaluated for impairment	260,629	10,080	—	270,709

Ending balance: collectively evaluated for impairment	1,670,973	867,572	—	2,538,545

Ending balance: loans acquired with deteriorated credit quality	9,088	—	—	9,088

Total	$1,940,690	$877,652	$—	$2,818,342

The following table shows the allowance for loan loss activity, by portfolio segment, balances for allowance for credit losses, and loans based on impairment methodology for the quarter ended December 31, 2010 (dollars in thousands):

	$2,818,342	$2,818,342	$2,818,342	$2,818,342
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of the year				$30,484
Recoveries credited to allowance				2,103
Loans charged off				(18,549)
Provision charged to operations				24,368

Balance, end of year	$28,255	$10,189	$(38)	$38,406

Ending balance: individually evaluated for impairment	10,065	701	—	10,766

Ending balance: collectively evaluated for impairment	17,699	9,488	(38)	27,149

Ending balance: loans acquired with deteriorated credit quality	491	—	—	491

Total	$28,255	$10,189	$(38)	$38,406

Loans:
Ending balance	$1,939,659	$897,594	$—	$2,837,253

Ending balance: individually evaluated for impairment	259,386	1,547	—	260,933

Ending balance: collectively evaluated for impairment	1,667,473	896,047	—	2,563,520

Ending balance: loans acquired with deteriorated credit quality	12,800	—	—	12,800

Total	$1,939,659	$897,594	$—	$2,837,253

The Company uses a risk rating system for commercial loans. They are graded on a scale of 1 through 9. A general description of the characteristics of the risk grades follows:

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

Classified loans include loans with risk ratings of 7 and worse. The following table shows classified loans, excluding purchased impaired loans, classified in the commercial portfolios by class with their related risk ratings as of September 30, 2011. The risk rating information has been updated through September 30, 2011 (dollars in thousands):

	Commercial Construction	Commercial Real Estate	Other Commercial	Total

Risk rated 7	$52,275	$39,153	$151,180	$242,608
Risk rated 8	—	—	252	252

Total	$52,275	$39,153	$151,432	$242,860

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

The following table shows only purchased impaired commercial portfolios by class with their related risk rating as of September 30, 2011. The risk rating information has been updated through September 30, 2011 (dollars in thousands):

	Commercial Construction	Commercial Real Estate	Other Commercial	Total

Risk rated 7	$—	$1,294	$6,935	$8,229
Risk rated 8	—	—	298	298

	$—	$1,294	$7,233	$8,527

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

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS uses as the denominator the weighted average number of common shares outstanding during the period, including the effect of potentially dilutive common shares outstanding attributable to stock awards. Dividends on preferred stock and amortization of discount on preferred stock are treated as a reduction of the numerator in calculating basic and diluted EPS. There were approximately 409,562 and 247,206 shares underlying anti-dilutive stock awards as of September 30, 2011 and 2010, respectively. Dividends paid on nonvested stock awards were approximately $12,000 and $10,000 for the three months ended September 30, 2011 and 2010, respectively.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2011 and 2010 (dollars and shares in thousands, except per share amounts):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended September 30, 2011
Net income	$9,071	25,987	$0.35
Less: dividends paid and accumulated on preferred stock	462	—	0.02
Less: accretion of discount on preferred stock	66	—	—

Basic	$8,543	25,987	$0.33
Add: potentially dilutive common shares - stock awards	—	15	—

Diluted	$8,543	26,002	$0.33

For the Three Months ended September 30, 2010
Net income	$8,073	25,882	$0.31
Less: dividends paid and accumulated on preferred stock	462	—	0.02
Less: accretion of discount on preferred stock	62	—	—

Basic	$7,549	25,882	$0.29
Add: potentially dilutive common shares - stock awards	—	39	—

Diluted	$7,549	25,921	$0.29

For the Nine Months ended September 30, 2011
Net income	$22,085	25,972	$0.85
Less: dividends paid and accumulated on preferred stock	1,386	—	0.06
Less: accretion of discount on preferred stock	195	—	—

Basic	$20,504	25,972	$0.79
Add: potentially dilutive common shares - stock awards	—	22	—

Diluted	$20,504	25,994	$0.79

For the Nine Months ended September 30, 2010
Net income	$18,498	24,993	$0.74
Less: dividends paid and accumulated on preferred stock	1,227	—	0.05
Less: accretion of discount on preferred stock	163	—	0.01

Basic	$17,108	24,993	$0.68
Add: potentially dilutive common shares - stock awards	—	43	—

Diluted	$17,108	25,036	$0.68

6.	TRUST PREFERRED CAPITAL NOTES

Statutory Trust I, a wholly owned subsidiary of the Company, issued a Trust Preferred Capital Note of $22.5 million through a pooled underwriting for an acquisition in 2004. The securities have an indexed London Interbank Offer Rate (“LIBOR”) floating rate (three month LIBOR rate plus 2.75%) which adjusts and is payable quarterly. The interest rate at September 30, 2011 was 3.12%. The capital securities were redeemable at par beginning on June 17, 2009 and quarterly thereafter until the securities mature on June 17, 2034. The principal asset of Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes. Of the above amount, $696,000 is reflected as the Company’s investment in Statutory Trust I and reported as “Other assets” within the consolidated balance sheet.

Statutory Trust II, a wholly owned subsidiary of the Company, issued a Trust Preferred Capital Note of $36.0 million through a pooled underwriting for an acquisition in 2006. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) that adjusts and is payable quarterly. The interest rate at September 30, 2011 was 1.77%. The capital securities were redeemable at par on March 31, 2011 and quarterly thereafter until the securities mature on March 31, 2036. The principal asset of Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes. Of this amount, $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the consolidated balance sheet.

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

Both of the Company’s reportable segments are service based. The mortgage business is a fee-based business while the bank business is driven principally by net interest income. The bank segment provides a distribution and referral network through their customers for the mortgage loan origination business. The mortgage segment offers a more limited referral network for the bank, due largely to the minimal degree of overlapping geographic markets.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three and nine months ended September 30, 2011 and 2010 was as follows (dollars in thousands):

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended September 30, 2011
Net interest income	$39,208	$238	$—	$39,446
Provision for loan losses	3,600	—	—	3,600

Net interest income after provision for loan losses	35,608	238	—	35,846
Noninterest income	6,798	4,862	(116)	11,544
Noninterest expenses	30,392	4,361	(116)	34,637

Income before income taxes	12,014	739	—	12,753
Income tax expense	3,407	275	—	3,682

Net income	$8,607	$464	—	$9,071

Total assets	$3,902,362	$70,055	$(57,960)	$3,914,457

Three Months Ended September 30, 2010
Net interest income	$38,100	$548	$—	$38,648
Provision for loan losses	5,912	—	—	5,912

Net interest income after provision for loan losses	32,188	548	—	32,736
Noninterest income	6,509	5,962	(118)	12,353
Noninterest expenses	28,999	5,103	(118)	33,984

Income before income taxes	9,698	1,407	—	11,105
Income tax expense	2,525	508	—	3,033

Net income	$7,173	$899	$—	$8,072

Total assets	$3,849,574	$91,736	$(81,987)	$3,859,323

Nine Months Ended September 30, 2011
Net interest income	$116,862	$1,007	$—	$117,869
Provision for loan losses	14,400	—	—	14,400

Net interest income after provision for loan losses	102,462	1,007	—	103,469
Noninterest income	18,270	14,135	(351)	32,054
Noninterest expenses	92,013	13,614	(351)	105,276

Income before income taxes	28,719	1,528	—	30,247
Income tax expense	7,593	569	—	8,162

Net income	$21,126	$959	$—	$22,085

Total assets	$3,902,362	$70,055	$(57,960)	$3,914,457

Nine Months Ended September 30, 2010
Net interest income	$110,844	$1,532	$—	$112,376
Provision for loan losses	14,868	—	—	14,868

Net interest income after provision for loan losses	95,976	1,532	—	97,508
Noninterest income	18,838	15,706	(351)	34,193
Noninterest expenses	92,671	13,612	(351)	105,932

Income before income taxes	22,143	3,626	—	25,769
Income tax (benefit) expense	5,919	1,352	—	7,271

Net income	$16,224	$2,274	$—	$18,498

Total assets	$3,849,574	$91,736	$(81,987)	$3,859,323

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This amends previous guidance to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 became effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures were required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption was permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Securities Exchange Commission (“SEC”) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting,” which requires companies to submit financial statements in extensible business reporting language (“XBRL”) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly reports for fiscal periods ending on or after June 15, 2010. All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company complied with this Rule beginning with the filing on the June 30, 2011 Form 10-Q.

In March 2011, the SEC issued Staff Accounting Bulletin (“SAB”) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the SAB. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB series. The effective date for SAB 114 was March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”). This clarifies the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this guidance became effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption was permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period was required. As a result of applying these amendments, the Company identified receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, and in accordance with the ASU, the Company applied the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in Note 4 to the consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”). The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and international financial reporting standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (“ASU 2011-05”). The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.” The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940. These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification. The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act. The Release was effective as of August 12, 2011. The adoption of the release did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

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

Based on the annual testing during the second quarter of each year and the absence of impairment indicators during the quarter ended September 30, 2011, the Company has recorded no impairment charges to date for goodwill or intangible assets.

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2011
Amortizable core deposit intangibles	$46,615	$24,453	$22,162
Unamortizable goodwill	59,742	342	59,400
Trademark intangible	1,200	667	533

December 31, 2010
Amortizable core deposit intangibles	$46,615	$19,788	$26,827
Unamortizable goodwill	57,909	342	57,567
Trademark intangible	1,200	367	833

September 30, 2010
Amortizable core deposit intangibles	$46,615	$17,853	$28,762
Unamortizable goodwill	57,909	342	57,567
Trademark intangible	1,200	267	933

Amortization expense of the core deposit intangibles for the three and nine month periods ended September 30, 2011 totaled $1.5 million and $4.6 million, respectively compared to $1.9 million and $5.3 million, respectively in 2010. The Harrisonburg branch core deposit intangible of $9,500 was expensed in the second quarter of 2011. Amortization expense of the trademark intangibles for the three and nine month periods ended September 30, 2011 was $100,000 and $300,000, respectively compared to $100,000 and $267,000, respectively for 2010.

As of September 30, 2011, the estimated remaining amortization expense of core deposit and trademark intangibles for each of the five succeeding fiscal years is as follows (dollars in thousands):

2012	$5,597
2013	4,199
2014	3,124
2015	2,557
2016	2,022
Thereafter	5,196

$22,695

10.	COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case by case basis. At September 30, 2011 and 2010, the Company had outstanding loan commitments approximating $735.1 million and $858.8 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $40.2 million and $39.7 million at September 30, 2011, and 2010, respectively.

At September 30, 2011, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union First Market Bank, a wholly owned subsidiary of Union First Market Bankshares Corporation, had rate lock commitments to originate mortgage loans amounting to $132.7 million and loans held for sale of $61.8 million compared to $161.5 million and $84.4 million, respectively, at September 30, 2011 and 2010. Union Mortgage has entered into corresponding agreements on a best-efforts basis to sell loans on a servicing released basis totaling approximately $194.5 million. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

11.	SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of September 30, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
September 30, 2011
U.S. government and agency securities	$7,973	$584	$—	$8,557
Obligations of states and political subdivisions	181,710	10,863	(248)	192,325
Corporate and other bonds	14,466	279	(450)	14,295
Mortgage-backed securities	354,707	12,067	(222)	366,552
Federal Reserve Bank stock - restricted	6,714	—	—	6,714
Federal Home Loan Bank stock - restricted	15,103	—	—	15,103
Other securities	2,950	—	(11)	2,939

Total securities	$583,623	$23,793	$(931)	$606,485

December 31, 2010
U.S. government and agency securities	$9,610	$454	$(103)	$9,961
Obligations of states and political subdivisions	176,431	2,189	(3,588)	175,032
Corporate and other bonds	15,543	380	(858)	15,065
Mortgage-backed securities	334,696	9,767	(425)	344,038
Federal Reserve Bank stock - restricted	6,716	—	—	6,716
Federal Home Loan Bank stock - restricted	18,345	—	—	18,345
Other securities	3,259	32	(7)	3,284

Total securities	$564,600	$12,822	$(4,981)	$572,441

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
As of September 30, 2011
Obligations of states and political subdivisions	$3,966	$(244)	$679	$(4)	$4,645	$(248)
Mortgage-backed securities	31,458	(222)	—	—	31,458	(222)
Corporate bonds and other securities	2,397	(116)	4,073	(345)	6,470	(461)

Totals	$37,821	$(582)	$4,752	$(349)	$42,573	$(931)

As of December 31, 2010
U.S. government and agency securities	$43	$(103)	$—	$—	$43	$(103)
Obligations of states and political subdivisions	82,952	(2,451)	14,762	(1,137)	97,714	(3,588)
Mortgage-backed securities	49,515	(425)	—	—	49,515	(425)
Corporate bonds and other securities	—	(7)	4,104	(858)	4,104	(865)

Totals	$132,510	$(2,986)	$18,866	$(1,995)	$151,376	$(4,981)

As of September 30, 2011, there were $4.8 million, or 4 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $348 thousand and consisted of corporate and municipal obligations.

The following table summarizes the contractual maturity of securities available for sale, at fair value and their weighted average yields as of September 30, 2011:

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years and Equity Securities	Total
U.S. government and agency securities:
Amortized cost	$—	$7,913	$—	$60	$7,973
Fair value	—	8,418	—	139	8,557
Weighted average yield (1)	—	3.69%	—	—	3.66%

Mortgage backed securities:
Amortized cost	$1,522	$11,288	$47,182	$294,715	$354,707
Fair value	1,548	11,730	49,708	303,566	366,552
Weighted average yield (1)	4.17%	4.19%	3.92%	3.20%	3.33%

Obligations of states and political subdivisions:
Amortized cost	$559	$8,112	$36,424	$136,615	$181,710
Fair value	561	8,387	38,510	144,867	192,325
Weighted average yield (1)	5.16%	4.60%	4.53%	4.17%	4.27%

Other securities:
Amortized cost	$2,001	$1,518	$924	$34,790	$39,233
Fair value	2,019	1,480	947	34,605	39,051
Weighted average yield (1)	5.69%	5.35%	4.67%	5.16%	5.18%

Total securities available for sale:
Amortized cost	$4,082	$28,831	$84,530	$466,180	$583,623
Fair value	4,128	30,016	89,165	483,176	606,485
Weighted average yield (1)	5.05%	4.23%	4.19%	3.63%	3.75%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

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

Based on the assessment for the quarter ended September 30, 2011 and in accordance with the guidance, the Company determined that a single issuer Trust Preferred security incurred credit-related OTTI of $400,000, and was recognized in earnings for the quarter ended September 30, 2011. No OTTI had been recognized prior to the current quarter. There is a possibility that the Company will sell the security before recovering all unamortized costs. The significant inputs the Company considered in determining the amount of the credit loss are as follows:

•	The assessment of security credit rating agencies and research performed by third parties;

•	The continued interest payment deferral by the issuer;

•	The lack of improving asset quality of the issuer and worsening economic conditions; and

•	The security is thinly traded and trading at its historical low, below par.

OTTI recognized for the periods presented is summarized as follow (dollars in thousands):

OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2010	$—
Cumulative credit losses on investment securities	—
Additions for credit losses not previously regognized	400

Cumulative credit losses on investment securities, through September 30, 2011	$400

12.	FAIR VALUE MEASUREMENTS

The Company adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. This statement clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements at September 30, 2011 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS

Interest rate swap - loans	$—	$93		$93
Securities available for sale:
U.S. government and agency securities	—	8,557	—	8,557
Obligations of states and political subdivisions	—	192,325	—	192,325
Corporate and other bonds	—	14,296	—	14,296
Mortgage-backed securities	—	366,460	—	366,460
Other securities	—	3,030	—	3,030

Total	$—	$584,761	$—	$584,761

LIABILITIES

Interest rate swap - loans		$93		$93
Cash flow hedge - trust	—	4,300	—	4,300

Total	$—	$4,393	$—	$4,393

	Fair Value Measurements at December 31, 2010 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap - loans	$—	$189	$—	$189
Securities available for sale:
U.S. government and agency securities	—	9,961	—	9,961
Obligations of states and political subdivisions	—	175,032	—	175,032
Corporate and other bonds	—	15,065	—	15,065
Mortgage-backed securities	—	344,038	—	344,038
Other securities	—	3,284	—	3,284

Total	$—	$547,569	$—	$547,569

LIABILITIES
Interest rate swap - loans		$189		$189
Cash flow hedge - trust	—	1,476	—	1,476

Total	$—	$1,665	$—	$1,665

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different from cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three and nine months ended September 30, 2011. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with an impaired loan can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets, including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than two years old, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At September 30, 2011, the Company’s Level 3 loans consisted of eleven relationships secured by residential real estate and lots of $17.9 million with a valuation reserve of $1.6 million; one relationship secured by commercial real estate of $891 thousand with a valuation reserve of $379,000; and one relationship secured by inventory, receivables, or equipment of $3.2 million with a valuation reserve of $803,000.

Other Real Estate Owned

Fair values of other real estate owned are carried at the lower of carrying value or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as Level 2 valuation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. Total valuation expenses related to two OREO properties for the three and nine months ended September 30, 2011 were zero and $165,000, and for the three and nine months ended September 30, 2010 were $43,000 for both periods.

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements at September 30, 2011 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$61,786	$—	$61,786
Impaired loans	—	35,132	19,247	54,379
Other real estate owned	—	—	34,464	34,464

Total	$—	$96,918	$53,711	$150,629

	Fair Value Measurements at December 31, 2010 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$73,974	$—	$73,974
Impaired loans	—	59,992	7,895	67,887
Other real estate owned	—	—	36,122	36,122

Total	$—	$133,966	$44,017	$177,983

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

Loans

The fair value of performing loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using rates commensurate with the risks associated with the estimated cash flows.

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

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2011, the fair value of loan commitments and standby letters of credit was immaterial and excluded from the table below.

The carrying values and estimated fair values of the Company’s financial instruments as of September 30, 2011 are in the following table (dollars in thousands):

	September 30, 2011
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$149,777	$149,777
Securities available for sale	606,485	606,485
Loans held for sale	61,786	61,786
Net loans	2,777,052	2,806,684
Interest rate swap - loans	93	93
Accrued interest receivable	15,870	15,870

Financial liabilities:
Deposits	$3,134,876	$3,151,005
Borrowings	286,018	282,779
Accrued interest payable	1,802	1,802
Cash flow hedge - trust	4,300	4,300
Interest rate swap - loans	93	93

13.	DERIVATIVES

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

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815, Derivatives and Hedging, the trust swap is designated as a cash flow hedge, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense. The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item. There was no hedge ineffectiveness for this trust swap. At September 30, 2011, the fair value of the trust swap agreement was an unrealized loss of $4.3 million, the amount the Company would have expected to pay if the contract was terminated. The below liability is recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

Shown below is a summary of the derivative designated as an accounting hedge at September 30, 2011:

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)

Pay fixed - receive floating interest rate swaps	1	$36,000	—	$4,300	0.37%	3.51%	5.71

The Company also acquired two interest rate swap loan relationships (“loan swaps”) as a result of the acquisition of First Market Bank. Upon entering into loan swaps with borrowers to meet their financing needs, offsetting positions with counterparties were entered into in order to minimize interest rate risk.

These back-to-back loan swaps qualify as financial derivatives with fair values reported in other assets and other liabilities. The Company had loan swaps with a notional value of $4.1 million and offsetting fair values of $93,000 recorded in other assets and other liabilities with no net effect on other operating income. Shown below is a summary regarding loan swap derivative activities at September 30, 2011 (dollars in thousands):

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)

Receive fixed - pay floating interest rate swaps	2	$4,070	$93	—	6.35%	2.73%	1.25
Pay fixed - receive floating interest rate swaps	2	4,070	—	93	2.73%	6.35%	1.25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have reviewed the accompanying condensed consolidated balance sheets of Union First Market Bankshares Corporation and subsidiaries as of September 30, 2011 and 2010, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 8, 2011

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union First Market Bankshares Corporation and its subsidiaries (collectively the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2010. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and nine month periods ended September 30, 2011 and 2010 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic and bank industry conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, accounting standards or interpretations of existing standards, mergers and acquisitions, technology, and consumer spending and savings habits. More information is available on the Company’s website, http://investors.bankatunion.com and on the Securities and Exchange Commission’s website, www.sec.gov. The information on the Company’s website is not a part of this Form 10-Q. The Company does not intend or assume any obligation to update or revise any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

ENVIRONMENTAL FACTORS
Portfolio	National	Local
Experience and ability of lending team	Interest rates	Level of economic activity
Depth of lending team	Inflation	Unemployment
Pace of loan growth	Unemployment	Competition
Franchise expansion	Gross domestic product	Rural vs. urban market
Execution of loan risk rating process	General market risk and other concerns	Military/government impact
Degree of oversight / underwriting standards	Legislative and regulatory environment
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

An unallocated component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At September 30, 2011 and 2010, there were no material amounts considered unallocated as part of the allowance for loan losses.

Mergers and Acquisitions

The Company accounts for its business combinations under the purchase method of accounting, a cost allocation process which requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. Costs that the Company expects, but is not obligated to incur in the future, to affect its plan to exit an activity of an acquiree or to terminate the employment of or relocate an acquiree’s employees are not liabilities at the acquisition date. The Company will not recognize these costs as part of applying the acquisition method. Instead, the Company will recognize these costs in its post-combination financial statements in accordance with other applicable accounting guidance.

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

NewBridge Bank branch acquisition

On May 20, 2011 the Company completed the purchase of the NewBridge Bank branch in Harrisonburg, Virginia and a potential branch site in Waynesboro, Virginia. Under the parties’ agreement, the Company purchased loans of $72.5 million and assumed deposit liabilities of $48.7 million, and purchased the related fixed assets of the branch The Company operates the acquired bank branch under the name Union First Market Bank (the “Harrisonburg branch”). The Company’s condensed consolidated statements of income include the results of operations of the Harrisonburg branch from the closing date of the acquisition.

In connection with the acquisition, the Company recorded $1.8 million of goodwill and $9,500 of core deposit intangible. The core deposit intangible of $9,500 is being expensed at acquisition. The recorded goodwill was allocated to the community banking segment of the Company and is deductible for tax purposes.

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

The FMB transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the acquisition date. Assets acquired totaled $1.4 billion, including $981.5 million in net loans and $218.7 million in investment securities. Liabilities assumed were $1.3 billion, including $1.2 billion of deposits. In connection with the acquisition, the Company recorded $1.1 million of goodwill and $26.4 million of core deposit intangible. The core deposit intangible is being amortized over an average of 4.3 years using an accelerated method. In addition, the Company recorded $1.2 million related to a trademark intangible. This is being amortized over a three year time period. Based on the annual testing during the second quarter of each year and the absence of impairment indicators during the quarter ended September 30, 2011 the Company has recorded no impairment charges to date for goodwill or intangible assets.

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

RESULTS OF OPERATIONS

Net Income

The Company reported net income of $9.1 million and earnings per share of $0.33 for its third quarter ended September 30, 2011. The quarterly results represent an increase of $2.3 million in net income or $0.09 in earnings per share from the second quarter and an increase of $1.0 million in net income or $0.04 in earnings per share from the quarter ended September 30, 2010.

Third quarter net income increased $2.3 million, or 33.0%, from the second quarter of this year and was largely attributable to a reduction in loan loss provision, a branch closure loss that occurred in the second quarter, gains on sales of loans in the mortgage segment, and lower costs associated with problem loans, FDIC insurance, and branch acquisitions. These improvements were partially offset by increased salary, benefits, and occupancy costs. During the quarter, the Company also sold securities to improve overall portfolio performance and credit quality and to take advantage of favorable price appreciation resulting in a gain of $499,000. Also during the Company’s ongoing securities portfolio evaluation, a single issuer Trust Preferred security was determined to be impaired. As a result, the Company incurred credit-related other-than-temporary impairment (“OTTI”) of $400,000, which was recognized in earnings.

Third quarter net income increased $1.0 million, or 12.4%, compared to the same quarter in the prior year. The increase in quarterly net income is largely a result of decreases in the provision for loan losses, a decline in interest expense, particularly on deposit accounts, outpacing lower income on interest earning assets, a decline in gains on sales of loans related to lower origination volume in the mortgage segment, and higher salary and benefits expense related to additional personnel.

Year to date net income for the nine months ended September 30, 2011 increased $3.6 million, or 19.4%, from the same period a year ago. The increase was principally a result of favorable net interest income and the absence of nonrecurring prior year acquisition costs. These improvements were partially offset by losses on sales of Company owned real estate and lower mortgage segment income. All comparative results to the prior year exclude First Market Bank results for the month of January 2010.

NET INTEREST INCOME

On a linked quarter basis, tax-equivalent net interest income was $40.5 million, a decrease of $202,000, or 0.5%, from the second quarter of 2011. This decrease was principally due to a decline in income from interest-earning assets outpacing growth in interest-bearing liabilities. Third quarter tax-equivalent net interest margin declined 14 basis points to 4.54% compared to the most recent quarter. The change in net interest margin was principally attributable to lower investment security and loan yields due to cash flows from higher yielding investments and loans being reinvested at lower yields. A higher mix of interest bearing deposits at other banks resulting from deposit growth outpacing loan growth also contributed to the change. Lower earning assets yields were offset by lower costs of interest-bearing deposits, mainly certificates of deposit. Additionally, the funding mix continued to shift from higher cost certificates of deposit to lower cost money market accounts.

The following table shows average interest-earning assets, interest-bearing liabilities, the related income/expense and change for the periods shown:

	Linked quarter results Dollars in thousands Three Months Ended
	09/30/11	06/30/11	Change

Average interest-earning assets	$3,538,752	$3,486,949	$51,803
Interest income	$48,673	$48,849	$(176)
Yield on interest-earning assets	5.46%	5.62%	(16	)bps
Average interest-bearing liabilities	$2,873,721	$2,861,567	$12,154
Interest expense	$8,159	$8,134	$25
Cost of interest-bearing liabilities	1.13%	1.14%	(1	)bps

For the three months ended September 30, 2011, tax-equivalent net interest income increased $815,000, or 2.1%, when compared to the same period last year. The tax-equivalent net interest margin increased 7 basis points to 4.54% from 4.47% in the prior year. The change in net interest margin was principally attributable to the decline in costs of interest-bearing deposits, mainly certificates of deposit and money market which was greater than the decline in loan yields. Lower interest-earning asset income was principally due to lower yields on loans and loans held for sale.

The following table shows average interest-earning assets, interest-bearing liabilities, the related income/expense and change for the periods shown:

	Year-over-year results Dollars in thousands Three Months Ended
	09/30/11	09/30/10	Change

Average interest-earning assets	$3,538,752	$3,523,678	$15,074
Interest income	$48,673	$49,490	$(817)
Yield on interest-earning assets	5.46%	5.57%	(11	)bps
Average interest-bearing liabilities	$2,873,721	$2,914,482	$(40,761)
Interest expense	$8,159	$9,791	$(1,632)
Cost of interest-bearing liabilities	1.13%	1.33%	(20	)bps

For the nine months ended September 30, 2011, tax-equivalent net interest income increased $5.7 million, or 5.0%, when compared to the same period last year. The tax-equivalent net interest margin increased 7 basis points to 4.63% from 4.56% in the prior year. The improvement in the net interest margin was a result of improvement in the cost of funds partially offset by lower loan yields and aided by the increase in interest-earning assets due to the acquisition of FMB in the first quarter of 2010.

The following table shows average interest-earning assets, interest-bearing liabilities, the related income/expense and change for the periods shown:

	Year-over-year results Dollars in thousands Nine Months Ended
	09/30/11	09/30/10	Change

Average interest-earning assets	$3,494,013	$3,378,128	$115,885
Interest income	$146,012	$144,096	$1,916
Yield on interest-earning assets	5.59%	5.69%	(10	)bps
Average interest-bearing liabilities	$2,864,620	$2,818,950	$45,670
Interest expense	$24,884	$28,704	$(3,820)
Cost of interest-bearing liabilities	1.16%	1.36%	(20	)bps

Acquisition Activity – Net Interest Margin

The favorable impact of acquisition accounting fair value adjustments on net interest income was $1.8 million ($1.5 million – FMB; $333,000 – Harrisonburg branch) for the three months ended September 30, 2011. If not for this favorable impact, the net interest margin for the third quarter would have been 4.34%, compared to 4.47% from the second quarter of 2011.

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

FMB

The acquired loan and investment security portfolios of FMB were marked-to-market with a fair value discount to market rates. Performing loan and investment security discount accretion is recognized as interest income over the estimated remaining life of the loans and investment securities. The Company also assumed borrowings (FHLB and subordinated debt) and certificates of deposit. These liabilities were marked-to-market with estimates of fair value on acquisition date. The resulting discount/premium to market is accreted/amortized as an increase/decrease to net interest income over the estimated lives of the liabilities. Additional credit quality deterioration above the original credit mark is recorded as additional provisions for loan losses.

The third quarter and remaining estimated discount/premium is reflected in the following table (dollars in thousands):

	Harrisonburg Branch		First Market Bank
	Loan Accretion	Certificates of Deposit	Loan Accretion	Investment Securities	Borrowings	Certificates of Deposit

For the quarter ended September 30, 2011	$267	$66	$1,339	$93	$(122)	$171
For the remaining three months of 2011	239	35	1,146	93	(122)	140
For the years ending:
2012	589	11	3,624	201	(489)	222
2013	148	7	2,377	15	(489)	—
2014	37	4	1,478	—	(489)	—
2015	26	—	570	—	(489)	—
2016	27	—	28	—	(163)	—
Thereafter	143	—	—	—	—	—

Acquisition Activity – Other Operating Expenses

Acquisition-related expenses associated with the acquisition of the Harrisonburg branch were $426,000 for the nine month period ended September 30, 2011 and are recorded in “Other operating expenses” in the Company’s condensed consolidated statements of income. Such costs principally included system conversion and operations integration charges, which have been expensed as incurred. There were no acquisition-related expenses related to the Harrisonburg branch in 2010 or the third quarter of 2011. The Company expects no further expenses from the Harrisonburg branch acquisition.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended September 30,
	2011			2010			2009
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$429,780	$3,148	2.91%	$420,394	$3,176	3.00%	$279,394	$2,794	3.97%
Tax-exempt	167,709	2,726	6.45%	151,622	2,527	6.61%	119,597	2,140	7.10%

Total securities (2)	597,489	5,874	3.90%	572,016	5,703	3.96%	398,991	4,934	4.91%
Loans, net (3) (4)	2,831,924	42,323	5.93%	2,827,451	43,062	6.04%	1,872,906	28,054	5.94%
Loans held for sale	48,664	454	3.70%	75,261	675	3.56%	48,126	430	3.54%
Federal funds sold	519	—	0.24%	12,960	2	0.04%	304	—	0.18%
Money market investments	48	—	0.00%	160	—	0.00%	151	—	0.00%
Interest-bearing deposits in other banks	60,108	22	0.15%	35,830	48	0.53%	10,572	9	0.33%
Other interest-bearing deposits	—	—	0.00%	—	—	0.00%	2,598	—	0.00%

Total earning assets	3,538,752	48,673	5.46%	3,523,678	49,490	5.57%	2,333,648	33,427	5.68%

Allowance for loan losses	(40,320)			(34,486)			(30,321)
Total non-earning assets	378,308			376,057			263,511

Total assets	$3,876,740			$3,865,249			$2,566,838

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$383,452	173	0.18%	$354,590	196	0.22%	$199,063	83	0.17%
Money market savings	863,022	1,373	0.63%	754,238	1,652	0.87%	441,106	1,504	1.35%
Regular savings	176,728	172	0.39%	152,219	124	0.32%	101,923	97	0.38%
Certificates of deposit: (5)
$100,000 and over	561,755	2,168	1.53%	665,980	3,110	1.85%	451,249	3,717	3.27%
Under $100,000	598,907	2,037	1.35%	664,248	2,873	1.72%	489,091	3,930	3.19%

Total interest-bearing deposits	2,583,864	5,923	0.91%	2,591,275	7,955	1.22%	1,682,432	9,331	2.20%
Other borrowings (6)	289,857	2,236	3.06%	323,207	1,836	2.25%	275,542	2,354	3.38%

Total interest-bearing liabilities	2,873,721	8,159	1.13%	2,914,482	9,791	1.33%	1,957,974	11,685	2.37%

Noninterest-bearing liabilities:
Demand deposits	521,928			489,633			302,207
Other liabilities	32,473			32,008			19,787

Total liabilities	3,428,122			3,436,123			2,279,968
Stockholders’ equity	448,618			429,126			286,870

Total liabilities and stockholders’ equity	$3,876,740			$3,865,249			$2,566,838

Net interest income		$40,514			$39,699			$21,742

Interest rate spread (7)			4.33%			4.24%			3.31%
Interest expense as a percent of average earning assets			0.91%			1.10%			1.99%
Net interest margin (8)			4.54%			4.47%			3.69%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $93 thousand in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2011 is $93 thousand.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $1.3 million in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated FMB accretion for 2011 is $1.2 million for FMB. The Harrisonburg branch accretion was $267 thousand with $239 thousand estimated to remain in 2011.
(5)	Interest expense on certificates of deposits includes $171 thousand in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated FMB accretion for 2011 is $140 thousand. The Harrisonburg branch accretion was $66 thousand with $35 thousand estimated to remain in 2011.
(6)	Interest expense on borrowings includes $122 thousand in amortization of the fair market value adjustments related to the acquisition of FMB. Remaining estimated amortization for 2011 is $123 thousand.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(8)	Core net interest margin excludes purchase accounting adjustments and was 4.34% for the quarter ending 9/30/11.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Nine Months Ended September 30,
	2011			2010			2009
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$420,743	$10,405	3.31%	$402,771	$10,218	3.39%	$252,991	$7,860	4.15%
Tax-exempt	166,443	8,145	6.54%	137,019	6,983	6.81%	119,256	6,431	7.21%

Total securities (2)	587,186	18,550	4.22%	539,790	17,201	4.26%	372,247	14,291	5.13%
Loans, net (3) (4)	2,822,579	125,920	5.96%	2,723,904	124,969	6.13%	1,871,281	82,774	5.91%
Loans held for sale	48,366	1,486	4.11%	60,020	1,838	4.09%	46,150	1,441	4.17%
Federal funds sold	318	1	0.24%	16,132	17	0.14%	305	—	0.19%
Money market investments	120	—	0.00%	160	—	0.00%	116	—	0.00%
Interest-bearing deposits in other banks	35,444	55	0.21%	37,151	71	0.26%	62,765	123	0.26%
Other interest-bearing deposits	—	—	0.00%	971	—	0.00%	2,598	—	0.00%

Total earning assets	3,494,013	146,012	5.59%	3,378,128	144,096	5.69%	2,355,462	98,629	5.60%

Allowance for loan losses	(39,701)			(33,419)			(28,253)
Total non-earning assets	384,436			373,398			254,991

Total assets	$3,838,748			$3,718,107			$2,582,200

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$381,470	489	0.17%	$339,910	$579	0.23%	$200,156	250	0.17%
Money market savings	838,289	4,343	0.69%	707,334	4,852	0.92%	428,050	6,630	2.07%
Regular savings	171,113	467	0.36%	150,326	440	0.39%	99,291	295	0.40%
Certificates of deposit: (5)
$100,000 and over	577,281	6,868	1.59%	638,249	8,997	1.88%	465,304	11,730	3.37%
Under $100,000	606,532	6,607	1.46%	642,657	8,188	1.70%	498,448	12,317	3.30%

Total interest-bearing deposits	2,574,685	18,774	0.97%	2,478,476	23,056	1.24%	1,691,249	31,222	2.47%
Other borrowings (6)	289,935	6,110	2.82%	340,474	5,648	2.22%	303,353	7,386	3.26%

Total interest-bearing liabilities	2,864,620	24,884	1.16%	2,818,950	28,704	1.36%	1,994,602	38,608	2.59%

Noninterest-bearing liabilities:
Demand deposits	504,662			459,015			287,246
Other liabilities	28,945			28,341			20,576

Total liabilities	3,398,227			3,306,306			2,302,424
Stockholders’ equity	440,521			411,801			279,776

Total liabilities and stockholders’ equity	$3,838,748			$3,718,107			$2,582,200

Net interest income		$121,128			$115,392			$60,021

Interest rate spread (7)			4.43%			4.33%			3.01%
Interest expense as a percent of average earning assets			0.95%			1.13%			2.19%
Net interest margin			4.63%			4.56%			3.41%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $294 thousand in accretion of the fair market value adjustments related to the acquisition of FMB.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $4.4 million in accretion of the fair market value adjustments related to the acquisition of FMB and $385 thousand related to the Harrisonburg branch.
(5)	Interest expense on certificates of deposits includes $623 thousand in accretion of the fair market value adjustments related to the acquisition of FMB and $88 thousand related to the Harrisonburg branch.
(6)	Interest expense on borrowings includes $367 thousand in amortization of the fair market value adjustments related to the acquisition of FMB.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

Provision for Loan Losses

The provision for loan losses for the current quarter was $3.6 million, a decrease of $900,000 from the second quarter of this year and $2.3 million decrease from the same quarter a year ago. The lower provision for loan losses compared to the most recent quarter reflects improvements in asset quality, tempered by higher reserves on remaining impaired loans, as other impaired loans were charged off. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, changes in risk ratings on loans, net charge-off activity, loan growth, delinquency trends and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

The allowance for loan losses as a percentage of the total loan portfolio, including net loans acquired in the FMB and the Harrisonburg branch acquisitions, was 1.47% at September 30, 2011, 1.35% at December 31, 2010, and 1.32% at September 30, 2010. The allowance for loan losses as a percentage of the total loan portfolio, adjusted for acquired loans, was 1.89% at September 30, 2011, an increase from 1.88% at June 30, 2011, and an increase from 1.86% in the same quarter a year ago. The lower allowance for loan losses as a percentage of loans compared to the loan portfolio, adjusted for acquired loans, is related to the elimination of FMB’s allowance for loan losses at acquisition. In acquisition accounting, there is no carryover of previously established allowance for loan losses.

Noninterest Income

On a linked quarter basis, noninterest income increased $1.6 million, or 15.9%, to $11.5 million from $9.9 million in the second quarter. Gains on sales of OREO and Company owned real estate increased $298,000 and $611,000, respectively. During the second quarter, the Company reached an agreement to sell a previously closed branch building and a loss of $626,000 was accrued in the second quarter. Gains on the sales of loans in the mortgage segment increased $558,000, or 13.0%, and were driven by higher volume in loan originations. Increases in mortgage loan refinancing volume accounted for most of the volume increase as refinanced loans as a percentage of originations in the mortgage segment increased from 20.2% in the second quarter to 35.7%. Gains on sales of securities increased $499,000 and included the sale of municipals with lower credit ratings and the sale of low residual balance mortgage backed securities with administrative costs that generally exceed interest earned. Also during the quarter, a single issuer Trust Preferred security was determined to be impaired, and the Company recorded an OTTI loss of $400,000, which was recognized in earnings. Excluding mortgage segment operations, the current quarter net gain on securities transactions, and current and prior period real estate transactions, noninterest income increased $14,000 or 0.2%, essentially flat from the second quarter.

For the quarter ended September 30, 2011, noninterest income decreased $809,000, or 6.5%, to $11.5 million from $12.4 million in the prior year’s same quarter. Gains on sales of loans in the mortgage segment decreased $1.1 million, or 18.5%, due to lower origination volume than the record levels a year earlier. During the current quarter, the Company sold securities for a gain of $499,000 compared to a gain of $38,000 in the prior year’s same quarter. Also during the quarter, the Company incurred a credit-related OTTI loss of $400,000 as mentioned above. Other service charges and fees increased $394,000, which included higher debit card income, ATM fees, and brokerage commissions. During the current quarter, the Company recorded gains on sales of OREO of $118,000, compared to $332,000 in the prior year’s same quarter. Excluding the mortgage segment operations, current quarter net gain on securities transactions, and current and prior period real estate transactions, noninterest income increased $442,000, or 7.2%, from the same period a year ago, primarily as a result of higher account service charge fees.

For the nine months ending September 30, 2011, noninterest income decreased $2.1 million, to $32.1 million, from $34.2 million a year ago. Gains on sales of loans in the mortgage segment decreased $1.6 million due to lower origination volume. The Company sold a branch building as mentioned above and accrued a loss on the sale of $626,000 of company owned real estate. In addition, the Company recorded $404,000 gains on sales of OREO property in 2010, compared to losses on sales of $327,000 during 2011. As a result, gains on sales of OREO and Company owned real estate declined $1.3 million. Service charges on deposit accounts decreased $227,000 primarily related to lower overdraft and account service charges. Other service charges and fees increased $1.2 million, generally related to higher debit card fee income, brokerage commissions, and higher ATM fee income, while other operating income decreased $234,000 largely related to a reversal of a property improvement liability that occurred in the prior year, partially offset by bank owned life insurance investment income. Excluding the mortgage segment operations, current quarter net gain on securities transactions, and current and prior period real estate transactions, noninterest income increased $691,000 or 3.7%, from the same period a year ago, and was primarily a result of higher account service charge fees.

Noninterest Expense

On a linked quarter basis, noninterest expense decreased $1.3 million, or 3.6%, to $34.6 million from $35.9 million when compared to the second quarter. Other operating expenses decreased $2.0 million, or 14.5%. Of the other operating expenses decrease, $822,000 consisted of lower property tax payments of $390,000, an OREO valuation adjustment of $165,000, and other costs to maintain the Company’s portfolio of other real estate owned. In addition, other operating decreases were lower costs for FDIC insurance of $488,000 due to a change in the assessment base and rate, lower conversion expenses of $279,000, lower costs for legal and professional fees for problem loan workouts and foreclosure activity, and lower costs in communication expenses. Salaries and benefits expense increased $496,000 due to the origination volume related commission expense in the mortgage segment and branch personnel, and occupancy expenses increased $217,000. Excluding the mortgage segment operations and acquisition costs, noninterest expense decreased $997,000, or 3.2%, compared to the second quarter of this year.

For the quarter ended September 30, 2011, noninterest expense increased $653,000, or 1.9%, to $34.6 million from $34.0 million for the third quarter of 2010. Salaries and benefits increased $625,000 related to additional personnel in branch additions, partially offset by the lower origination volume related commission expense in the mortgage segment. Other operating expenses included higher marketing and advertising costs of $628,000 related to multi-media brand awareness campaigns for in-store branches, home equity line of credit and free checking promotions, and customer loyalty rewards programs, higher franchise taxes, which were levied to include all of former FMB branches, of $307,000, and higher costs related to appraisal and maintenance of the Company’s portfolio in other real estate owned. Partially offsetting these increases in other operating expense were decreases in other expenses of $960,000, which included conversion expenses related to the FMB acquisition occurring in the prior year, lower amortization of the acquired deposit portfolio, and lower overdraft losses. Additionally, FDIC insurance decreased $304,000 due to a change in assessment base and lower rate. Excluding mortgage segment operations and acquisition costs, noninterest expense increased $1.8 million, or 6.5% from the third quarter of 2010.

For the nine months ended September 30, 2011, noninterest expense decreased $656,000, or 0.5%, to $105.3 million, from $105.9 million a year ago. Other operating expenses decreased $3.8 million, or 8.9%. Included in the reduction of other operating expenses were prior year costs associated with the acquisitions and mergers of $8.1 million during the first nine months of 2010. Increases in current year other operating expenses included higher costs to maintain the Company’s portfolio of other real estate owned of $1.2 million, communication expenses related to increased online customer activity and additional branch locations of $958,000, and higher professional fees related to continuing collection activity and problem loan workouts of $646,000. Other costs included higher franchise tax assessments, which included the acquired FMB branches of $897,000 due to adjustments starting in 2011. Salary and benefits expense increased $3.0 million, primarily related to additional personnel. Excluding mortgage segment operations and acquisition costs, noninterest expense increased $7.0 million, or 8.3% from the same period a year ago.

Securities

As of September 30, 2011, the Company maintained a diversified municipal bond portfolio with three quarters of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the Commonwealth of Virginia represented 10% and the only state with a concentration above 10% was Texas, which represented 26% of the municipal portfolio. Approximately 86% of municipal holdings are considered investment grade by Moody’s or S&P, and Texas’ issuer credit and general obligation credit is rated AAA by Moody’s based on the state’s strong and diverse economy. The non-investment grade securities are principally insured Texas municipalities with no underlying rating. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of September 30, 2011. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rate for the three and nine months ended September 30, 2011 was 28.9% and 27.0%, respectively, compared to 27.3% and 28.2%, respectively, for the same periods in 2010.

Community Bank Segment

Third quarter net income increased $2.0 million, or 29.4%, from the second quarter of this year and was largely attributable to a reduction in loan loss provision, a branch closure loss which occurred in the second quarter, and lower costs associated with problem loans, FDIC insurance, and branch conversions. These improvements were partially offset by increased salary, benefit, and occupancy costs.

Noninterest income increased $1.0 million, or 17.7%, to $6.8 million from $5.8 million in the second quarter. Gains on sales of OREO and Company owned real estate increased $298,000 and $611,000, respectively. During the prior quarter, the Company reached agreement to sell a branch building previously closed in connection with the FMB merger and a loss of $626,000 was accrued in the second quarter. Gains on sales of securities increased $499,000 related to sales of municipals and mortgage backed securities mentioned above. Also during the quarter, a single issuer Trust Preferred security was determined to be impaired and the Company recorded an OTTI loss of $400,000.

Noninterest expense decreased $1.3 million, or 4.0%, to $30.4 million from $31.7 million when compared to the second quarter. Other operating expenses decreased $1.9 million, or 14.3%. Of the other operating expenses decrease, $819,000 were lower costs to maintain the Company’s portfolio of other real estate owned, including property tax payments of $390,000 and a valuation adjustment of $165,000 in the prior quarter, and other maintenance expenses. In addition, other operating expenses were lower costs for FDIC insurance of $465,000 due to a change in assessment base and rate, lower conversion expenses of $279,000 since the Harrisonburg and seven in-store branch addition costs were incurred earlier in the year, lower costs for legal and professional fees of $170,000 for problem loan work outs and foreclosure activity, and lower costs of $174,000 in communication expenses related to internet and postage. Salaries and benefits expense increased $373,000 due to additional branch personnel, and occupancy expenses increased $199,000 and related to additional rent for branch additions and other related occupancy costs.

Third quarter net income increased $1.4 million, or 20.0%, compared to the same quarter in the prior year. The increase in quarterly net income is largely a result of decreases in provision for loan losses, decline in interest expense, particularly on deposit accounts, outpacing lower income on interest earning assets, offset by higher salary and benefits expense related to additional personnel.

Noninterest income increased $289,000, or 4.4%, to $6.8 million from $6.5 million in the prior year’s same quarter. During the current quarter, the Company sold securities for a gain of $499,000 compared to a gain of $38,000 in the prior year’s same quarter. Also during the quarter, the Company incurred a credit-related OTTI loss of $400,000 as mentioned above which was recognized in earnings. Other service charges and fees increased $394,000, which included higher debit card income, ATM fees, and brokerage commissions. During the current quarter, the Company recorded gains on sales of other real estate owned of $118,000, compare to $332,000 in the prior year’s same quarter.

Noninterest expense increased $1.4 million, or 4.8%, to $30.4 million from $29.0 million for the third quarter of 2010, primarily related to salary and benefits increases of $1.4 million related to additional personnel in branch additions. Other operating expenses increased $66,000 and included higher marketing and advertising costs of $638,000 related to multi-media brand awareness campaigns for in-store branches, home equity line of credit and free checking promotions, and customer loyalty rewards programs, higher franchise taxes of $299,000, which were levied to include all of former FMB branches, and higher costs to maintain the Company’s portfolio in other real estate owned of $116,000, and other expenses of $223,000. Partially offsetting these increases in other operating expense were decreases in other expenses of $915,000, which included conversion expenses related to the FMB acquisition occurring in the prior year, lower amortization of the acquired deposit portfolio, and lower overdraft losses. Additionally, FDIC insurance decreased $304,000 due to a change in assessment base and lower rate.

Year to date net income for the nine months ended September 30, 2011 increased $4.9 million, or 30.2%, from the same period a year ago. The increase was principally a result of favorable net interest income and the absence of nonrecurring prior year acquisition costs. Comparative results to the prior year exclude FMB results for the month of January 2010.

Noninterest income decreased $568,000, to $18.2 million, from $18.8 million a year ago. Comparative results to the prior year exclude FMB results for the month of January 2010. During the second quarter of 2011, the Company sold a branch building as mentioned above and accrued a loss on the sale of $626,000 as well as incurring other current year real estate losses and fair value adjustments. As a result, gains on sales of Company owned real estate declined $1.3 million. Service charges on deposit accounts decreased $227,000 primarily related to lower overdraft and account service charges. Other service charges and fees increased $1.2 million, generally related to higher debit card fee income, brokerage commissions, and higher ATM fee income, while other operating income decreased $238,000 largely related to a reversal of a property improvement liability that occurred in the prior year, partially offset by bank-owned life insurance investment.

Noninterest expense decreased $658,000, to $92.0 million, from $92.7 million a year ago. Comparative results to the prior year exclude FMB results for the month of January 2010. Other operating expenses decreased $4.0 million, or 9.7%. Included in the reduction of other operating expenses were prior year costs associated with the acquisition of FMB of $8.1 million during the first nine months of 2010. Increases in other current year other operating expenses included higher costs to maintain the Company’s portfolio of other real estate owned of $1.1 million, communication expenses related to increased online customer activity and additional branch locations of $862,000, and higher professional fees related to continuing collection activity and problem loan work outs of $612,000. Other costs included higher franchise tax and FDIC insurance assessments of $897,000 and $168,000, respectively, due to adjustments starting in 2011, which included the acquired FMB branches. Salary and benefits expense increased $3.4 million, primarily related to additional personnel. Occupancy costs decreased $242,000 primarily due to lower custodial and rental expense and furniture and equipment cost increased $152,000 mainly a result of additional equipment and maintenance contracts.

Mortgage Segment

On a linked quarter basis, the mortgage segment net income for the third quarter increased $296,000, or 177.2%, to $463,000 from $167,000 in the second quarter. Originations increased by $28.3 million from $147.7 million to $176.0 million, or 19.2%, from the second quarter as a result of an increase in refinance originations. Refinanced loans represented 35.7% of the originations during the third quarter compared to 20.2% during the second quarter. Gains on the sale of loans increased $558,000, or 13.0%, while commission expense increased $172,000, or 9.2%. Salary and benefit expenses increased $123,000 largely on loan volume driven commission expense. Estimated loan related losses attributable to early payment defaults, repurchase requests and indemnifications were $205,000, increasing $21,000, or 11.5% from the prior quarter.

For the three months ended September 30, 2011, the mortgage segment net income decreased $436,000 from $899,000 to $463,000, or 48.5%, during the same period last year as residential mortgage activity and average loan size declined. Refinanced loans represented 35.7% of originations during the third quarter of 2011 compared to 50.4% during the same period a year ago. As a result, gains on the sale of loans decreased $1.1 million, or 18.5%. Noninterest expenses decreased $739,000. Of this amount, salaries and benefits decreased $758,000 primarily as a result of loan volume driven commission expense.

For the nine months ended September 30, 2011, the mortgage segment net income decreased $1.3 million, or 57.9%, to $958,000 from $2.3 million during the same period last year. Originations declined by $99.1 million from $572.0 million to $472.9 million, or 17.3%, during the same period last year due to declines in residential mortgage activity and particularly refinance volume. Net interest income decreased $526,000, or 34.3%, due to decreased originations and higher borrowing rates. Gains on the sale of loans decreased $1.6 million, or 10.0%, driven largely by decreases in originations and a slight increase in estimated loan related losses attributable to early payment defaults, repurchase requests and indemnifications. Refinanced loans represented 31.6% of originations during the first nine months of the year compared to 37.7% during the same period a year ago. Salary and benefit expenses decreased $348,000 primarily due to lower commission expense on decreased origination volume, partially offset by higher salaries expense required to meet evolving regulatory, compliance and production demands. Other operating expenses increased $183,000, or 9.8%, primarily related to increased costs associated with the processing, underwriting and compliance components of origination.

BALANCE SHEET

At September 30, 2011, total cash and cash equivalents were $149.8 million, an increase of $88.6 million from December 31, 2010, and an increase of $69.6 million from September 30, 2010. At September 30, 2011, net loans were $2.8 billion, a decrease of $42.9 million, or 1.5% from the prior quarter. Net loans decreased $27.8 million, or 1.0%, from September 30, 2010. Loans held for sale of $61.8 million in the Company’s mortgage segment increased by $11.4 million from the prior quarter, related to an increase in refinance originations, but declined $22.6 million from $84.4 million on lower originations compared to the prior year. At September 30, 2011, total assets were $3.9 billion, an increase of $62.9 million compared to the second quarter, and an increase of $55.1 million from $3.9 billion at September 30, 2010.

Total deposits increased $51.8 million compared to the second quarter driven by higher volumes in money market, time deposits, and demand deposit accounts. Total deposits increased $60.7 million from September 30, 2010 with net volume inflows into demand deposit and money market accounts and out of certificates of deposits. Total borrowings, including repurchase agreements, decreased $9.7 million on a linked quarter basis and decreased $40.0 million from September 30, 2010. The Company’s equity to assets ratio was 11.54% and 11.16% at September 30, 2011 and 2010, respectively. The Company’s tangible common equity to tangible assets ratio was 8.74% and 8.19% at September 30, 2011 and 2010, respectively.

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

As of September 30, 2011, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, loans held for sale, investment securities and loans that mature within one year totaled $1.3 billion, or 36.7%, of total earning assets. As of September 30, 2011, approximately $1.0 billion, or 36.5%, of total loans are scheduled to mature within one year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	September 30,	% of Total	December 31,	% of Total	September 30,	% of Total
	2011	Loans	2010	Loans	2010	Loans
Loans secured by real estate:
Residential 1-4 family	$452,027	16.0%	$431,614	15.2%	$435,737	15.3%
Commercial	967,662	34.4%	924,548	32.6%	890,255	31.4%
Construction, land development and other land loan	454,774	16.1%	489,601	17.3%	514,831	18.2%
Second mortgages	59,579	2.1%	64,534	2.3%	66,316	2.3%
Equity lines of credit	304,181	10.8%	305,741	10.8%	306,955	10.8%
Multifamily	103,018	3.7%	91,397	3.2%	86,438	3.0%
Farm land	27,336	1.0%	26,787	0.9%	28,492	1.0%

Total real estate loans	2,368,577	84.1%	2,334,222	82.3%	2,329,024	82.0%

Commercial Loans	158,852	5.6%	180,840	6.4%	177,212	6.2%

Consumer installment loans
Personal	253,216	9.0%	277,184	9.8%	294,873	10.4%
Credit cards	17,835	0.6%	19,308	0.6%	15,190	0.5%

Total consumer installment loans	271,051	9.6%	296,492	10.4%	310,063	10.9%

All other loans	19,862	0.7%	25,699	0.9%	25,968	0.9%

Gross loans	$2,818,342	100.0%	$2,837,253	100.0%	$2,842,267	100.0%

As reflected in the loan table, at September 30, 2011, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers’ focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

Overview

During the third quarter, the Company continued to experience modest improvement in asset quality. The reduced levels of nonperforming loans and other real estate owned (“OREO”) were favorable even though current economic conditions did not improve materially. While future economic conditions remain unknown, the Company’s continued lower levels of provisions for loan losses and increasing coverage ratios demonstrate that its dedicated efforts to improve asset quality are having a positive impact. The magnitude of any continued softening in the real estate market and its impact on the Company are largely dependent upon any lagging impact on commercial real estate, the recovery of residential housing, and the pace at which the local economies in the Company’s operating markets recover.

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

Troubled Debt Restructurings

On July 1, 2011 the Company adopted the amendments in Accounting Standards Update No. 2011-02 Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). As a result of adopting the amendments in ASU 2011-02, the Company reassessed all loans that were renewed on or after January 1, 2011 for identification as a troubled debt restructuring (“TDR”). The total recorded investment in TDRs as of September 30, 2011 is $116 million of which $106 million were restructured during the nine month period ended September 30, 2011 under the new guidance of ASU 2011-02. Under this enhanced guidance, the borrower must be experiencing financial difficulty and the bank must have made a concession to such borrower. While the Company did not reduce the interest rate on these loans, the renewal of such loans and the lack of an active market for such loans suggested these loans were made at below market rates and resulted in their classification as TDRs. Of the $106 million of newly identified TDRs during the nine month period ended September 30, 2011, $85 million, or 80%, had previously been reported as being impaired. The impact of this new guidance did not have a material impact on the Company’s non-performing assets, allowance for loan losses, earnings, or capital.

In order to appropriately manage risk, the Company tends to keep the maturity of classified loans relatively short; therefore, under this new guidance, the Company anticipates that loans already considered to be impaired will likely be designated as TDRs under the new guidance if renewed at their current terms. The primary reason for this is that the new guidance places greater emphasis on whether the modification is at market terms given the risk characteristics of the borrower. In this economic environment, the market for a borrower experiencing financial difficulty has contracted significantly and thus is not likely to be able to obtain similar alternative financing. Such a designation of previously impaired loans will have no impact on the Company’s consolidated financial statements because these loans are already being individually evaluated for impairment in accordance with the Company’s allowance for loan loss methodology.

The Company considers restructured loans that continue to accrue interest under the terms of the restructuring agreement to be performing and restructured loans that have been placed in nonaccrual status as nonperforming. Of the total loans designated as TDRs at September 30, 2011, approximately $102 million, or 88%, are considered to be performing.

Nonperforming Assets (“NPAs”)

At September 30, 2011, nonperforming assets totaled $86.4 million, a decrease of $4.9 million from the second quarter, and an increase of $8.4 million compared to a year ago. The current quarter decrease in NPAs from the second quarter related to net decreases in both nonaccrual loans of $2.3 million and OREO of $2.4 million. The decrease in nonperforming loans was a result of customer net pay downs of approximately $3.4 million and charge-offs of $2.3 million, partially offset by additions of $2.5 million. The nonperforming loans added during the quarter were principally related to residential real estate as borrowers continued to experience financial difficulties with the protracted economic recovery’s depleting their cash reserves and other repayment sources.

Nonaccrual Loans

Nonperforming assets at September 30, 2011 included $52.0 million in nonaccrual loans (excluding purchased impaired loans). This total includes residential real estate loans of $25.0 million, land loans of $14.9 million, commercial real estate loans of $7.6 million, commercial and industrial loans of $1.6 million, land development loans of $1.5 million, and other loans of $1.4 million. At September 30, 2011, the coverage ratio of the allowance for loan losses to nonperforming loans was 79.5%, an increase from 72.4% a year earlier and from 72.9% at June 30, 2011. Impairment analyses provided appropriate reserves on these nonperforming loans while appropriate reserves on homogenous pools continue to be maintained. The increase in the coverage ratio is primarily related to a decline in nonperforming loans.

The following table reflects the balances and changes from the most recent quarter (dollars in thousands):

Nonperforming Loans	9/30/2011	6/30/2011	Change

Residential real estate loans (builder lines)	$24,986	$27,843	$(2,857)
Commercial real estate loans	7,682	7,136	546
Land loans	14,883	14,413	470
Commercial and industrial	1,560	2,376	(816)
Land development	1,465	1,472	(7)
Other	1,389	1,082	307

Totals	$51,965	$54,322	$(2,357)

Other Real Estate Owned

Nonperforming assets at September 30, 2011 also included $34.5 million in other real estate owned, a decrease of $2.4 million, or 6.69%, from the prior quarter. This total includes residential real estate of $11.9 million, land development of $11.8 million, land of $8.6 million, commercial real estate of $1.2 million and land previously held for development of bank branch sites of $1.0 million. Included in land development is $8.7 million related to a residential community in the Northern Neck region of Virginia, which includes developed residential lots, a golf course and undeveloped land. Foreclosed properties were adjusted to their fair values at the time of each foreclosure and any losses were taken as loan charge-offs against the allowance for loan loss at that time. OREO asset valuations are also evaluated at least quarterly and any necessary write down to fair value is recorded as impairment.

During the third quarter ended September 30, 2011, the Company’s OREO showed a net decrease of approximately $2.4 million compared to the second quarter of 2011, with sales of $3.2 million at a net gain of $124,000, or 3.9%, and additions of $690,000. The additions were principally related to single-family homes; sales from OREO were principally related to residential real estate and commercial office space. The Company expects this type of activity to continue until the market for these properties and the economy as a whole show marked improvement.

The following table reflects the balances and changes from the most recent quarter (dollars in thousands):

Other Real Estate Owned	9/30/2011	6/30/2011	Change

Land development	$11,824	$12,088	$(264)
Land	8,559	8,537	22
Residential real estate (builder lines)	11,903	14,058	(2,155)
Commercial real estate	1,158	1,232	(74)
Land held for development of branch sites	1,020	1,020	—

Totals	$34,464	$36,935	$(2,471)

Charge-offs and delinquencies

For the quarter ended September 30, 2011, net charge-offs were $1.9 million, or 0.27%, of loans on an annualized basis, compared to $5.3 million, or 0.74%, for the second quarter of 2011 and $2.5 million, or

0.35%, for the same quarter last year. Net charge-offs in the current quarter included commercial loans of $714,000, commercial construction loans of $310,000, other consumer loans of $693,000, and home equity lines of credits of $206,000. At September 30, 2011, total accruing past due loans were $45.4 million, or 1.61%, of total loans, an increase from 1.33% at June 30, 2011, but a decrease from 1.99% for the same quarter a year ago.

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the quarter ended:

	September 30,	December 31,	September 30,
	2011	2010	2010
Nonaccrual loans	$51,965	$61,716	$51,630
Foreclosed properties	33,444	35,101	25,362
Real estate investment	1,020	1,020	1,020

Total nonperforming assets	$86,429	$97,837	$78,012

Balances
Allowance for loan losses	$41,290	$38,406	$37,395
Average loans, net of unearned income	2,831,924	2,830,435	2,827,451
Loans, net of unearned income	2,818,342	2,837,253	2,842,267

Ratios
Allowance for loan losses to loans	1.47%	1.35%	1.32%
Allowance-to-legacy loans (Non-GAAP)	1.89%	1.88%	1.86%
Allowance for loan losses to NPAs	47.77%	39.25%	47.93%
Allowance for loan losses to NPLs	79.46%	62.23%	72.43%
Nonperforming assets to loans & other real estate	3.03%	3.40%	2.72%
Net charge-offs to loans (annualized)	0.27%	1.19%	0.35%

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

The Board of Governors of the Federal Reserve System and the FDIC, have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a ratio of total capital to risk-weighted assets of 15.36% and 14.44% on September 30, 2011 and 2010, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 13.71% and 12.75% at September 30, 2011 and 2010, respectively, allowing the Company to meet the definition of “well capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2011 and 2010. The Company’s equity to asset ratio at September 30, 2011 and 2010 were 11.54% and 11.16%, respectively.

In connection with two bank acquisitions, prior to 2005, the Company has issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

The Company’s outstanding series of preferred stock resulted from the acquisition of First Market Bank. The Company’s Board of Directors established a series of preferred stock with substantially identical preferences, rights and limitations to the First Market Bank preferred stock, except as explained below. Pursuant to the closing of the acquisition, each share of First Market Bank Series B and Series C preferred stock was exchanged for one share of the Company’s Series B Preferred Stock. The Series B Preferred

Stock of the Company pays cumulative dividends to the Treasury at a rate of 5.19% per annum for the first five years and thereafter at a rate of 9.0% per annum. The 5.19% dividend rate is a blended rate comprised of the dividend rate of the 33,900 shares of First Market Bank 5% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B and 1,695 shares of First Market Bank 9% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A. The Series B Preferred Stock of the Company is non-voting and each share has a liquidation preference of $1,000. The Company anticipates redemption of this capital issue in increments or in full prior to the end of 2012, subject to regulatory approval. Despite the Treasury’s being the sole holder of the Company’s Series B Preferred Stock, the Company is not considered to be a participant in the Treasury’s Capital Purchase Program.

The following table summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	September 30,	December 31,	September 30,
	2011	2010	2010
Tier 1 capital	$417,597	$398,165	$393,091
Tier 2 capital	50,331	53,298	52,164
Total risk-based capital	467,928	451,463	445,255
Risk-weighted assets	3,046,761	3,075,330	3,082,881

Capital ratios:
Tier 1 risk-based capital ratio	13.71%	12.95%	12.75%
Total risk-based capital ratio	15.36%	14.68%	14.44%
Leverage ratio (Tier 1 capital to average adjusted assets)	11.00%	10.55%	10.43%
Stockholders’ equity to assets	11.54%	11.16%	11.16%
Tangible common equity to tangible assets	8.74%	8.22%	8.19%

NON-GAAP MEASURES

In reporting the results as of September 30, 2011, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization.

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

A reconciliation of these non-GAAP measures from their respective GAAP basis measures is presented in the following table (dollars in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Net income	$9,071	$8,073	$22,085	$18,498
Plus: core deposit intangible amortization, net of tax	972	1,258	3,038	3,463
Plus: trademark intangible amortization, net of tax	65	65	195	174

Cash basis operating earnings	$10,108	$9,396	$25,318	$22,135

Average assets	$3,876,740	$3,865,249	$3,838,748	$3,718,107
Less: average trademark intangible	582	982	681	950
Less: average goodwill	59,400	57,566	58,189	57,566
Less: average core deposit intangibles	22,890	29,696	24,411	28,707

Average tangible assets	$3,793,868	$3,777,005	$3,755,467	$3,630,884

Average equity	$448,618	$429,126	$440,521	$411,801
Less: average trademark intangible	582	982	681	950
Less: average goodwill	59,400	57,566	58,189	57,566
Less: average core deposit intangibles	22,890	29,696	24,411	28,707
Less: average preferred equity	34,576	34,318	34,514	30,375

Average tangible equity	$331,170	$306,564	$322,726	$294,203

Weighted average shares outstanding, diluted	26,001,900	25,920,287	25,993,611	25,035,926
Cash basis earnings per share, diluted	$0.39	$0.36	$0.97	$0.88
Cash basis return on average tangible assets	1.06%	0.99%	0.90%	0.82%
Cash basis return on average tangible equity	12.11%	12.16%	10.49%	10.06%

The allowance-to-legacy loan ratio (non-GAAP) includes the allowance for loan losses to the total loan portfolio less acquired loans without additional credit deterioration above the original credit mark (which have been provided for in the allowance for loan losses subsequent to acquisition). GAAP requires the acquired allowance for loan losses not be carried over in an acquisition or merger. The Company believes the presentation of the allowance-to-legacy loan ratio is useful to investors because the acquired loans were recorded at a market discount (including credit valuation) with no allowance for loan losses carried over to the Company. Acquired loans that have further deteriorated are included in the loan loss calculation and reflected in both the numerator and denominator of the allowance-to-legacy loan ratio. In order to present the allowance-to-legacy loan ratio, acquired loans with no additional credit deterioration beyond the original credit mark are adjusted out of the loan balance denominator. See reconciliation below (dollars in thousands):

	September 30, 2011	September 30, 2010
Gross Loans	$2,818,342	$2,842,267
less acquired loans without additional credit deterioration	(635,072)	(836,093)

Gross Loans, adjusted for acquired	2,183,270	2,006,174
Allowance for loan losses	41,290	37,395
Allowance-to-legacy loan loss ratio	1.89%	1.86%

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

The Company uses its simulation model to estimate earnings in rate environments where rates are instantaneously shocked up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon after an immediate increase or “shock” in rates, of 100 basis points up to 300 basis points. The shock down 200 or 300 basis points analysis is not as meaningful because interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points. The model, under all scenarios, does not drop the index below zero.

The following table represents the interest rate sensitivity on net interest income over the next twelve months for the Company across the rate paths modeled at September 30, 2011 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+300 basis points	5.18%	$7,934
+200 basis points	3.60	5,512
+100 basis points	1.84	2,824
Most likely rate scenario	0.00	—
-100 basis points	(0.69)	(1,059)
-200 basis points	(1.84)	(2,823)
-300 basis points	(2.19)	(3,353)

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation based on the balances at the period ended September 30, 2011 (dollars in thousands):

	Change In Economic Value of Equity
	%	$
Change in Yield Curve:
+300 basis points	(1.8)%	$(10,148)
+200 basis points	0.59	3,303
+100 basis points	1.75	9,836
Most likely rate scenario	0.00	—
-100 basis points	(6.56)	(36,901)
-200 basis points	(12.54)	(70,564)
-300 basis points	(13.53)	(76,173)

The shock down 200 or 300 basis points analysis is not as meaningful because interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points. While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity in rates down scenarios. Additionally, the Company’s deposit base has experienced a shift from fixed rate time deposits to floating rate money markets. The change in deposit mix has not been wholly offset by changes in asset mix, where duration has increased moderately. This dynamic results in negative economic value of equity in up rate scenarios.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities – None

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description

15.00	Awareness letter from Yount, Hyde, Barbour, P.C. acknowledging the auditor’s Awareness that unaudited interim financial information is being used in a registration statement filed under the Securities Act of 1933.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00	The following materials from the Company’s 10-Q Report for the quarterly period ended September 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union First Market Bankshares Corporation
(Registrant)

Date: November 8, 2011	By:	/s/ G. William Beale
G. William Beale,
Chief Executive Officer

Date: November 8, 2011	By:	/s/ D. Anthony Peay
D. Anthony Peay,
Executive Vice President and Chief Financial Officer