Form 10-K
period 2011-12-31
UNION FIRST MARKET BANKSHARES CORP
filed 2012-03-14
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20293

UNION FIRST MARKET BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1598552
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1051 East Cary Street, Suite 1200,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $287,402,577.

The number of shares of common stock outstanding as of February 29, 2012 was 25,912,947.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1.—BUSINESS.

GENERAL

Union First Market Bankshares Corporation (the “Company”) is a bank holding company organized under Virginia law and registered under the Bank Holding Company Act of 1956. The Company is headquartered in Richmond, Virginia and committed to the delivery of financial services through its community bank subsidiary Union First Market Bank and three non-bank financial services affiliates. The Company’s bank and non-bank financial services affiliates are:

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

In October 2010, the Company combined its two other community banks, Northern Neck State Bank and Rappahannock National Bank, into its largest bank affiliate, Union First Market Bank, which now operates as a single bank. This has created a single brand for the Company’s banking franchise offering the same products and services across Virginia.

The Company’s operations center is located in Ruther Glen, Virginia.

Product Offerings and Market Distribution

The Company is one of the largest community banking organizations based in Virginia and provides full service banking to the Northern, Central, Rappahannock, Shenandoah, Tidewater, and Northern Neck regions of Virginia through Union First Market Bank. At December 31, 2011, Union First Market Bank operates 99 locations in the counties of Albemarle, Caroline, Chesterfield, Essex, Fairfax, Fauquier, Fluvanna, Frederick, Hanover, Henrico, James City, King George, King William, Lancaster, Loudoun, Nelson, Northumberland, Richmond, Spotsylvania, Stafford, Warren, Washington, Westmoreland, York, and the independent cities of Charlottesville, Colonial Heights, Culpeper, Fredericksburg, Harrisonburg, Newport News, Richmond, Staunton, Stephens City, Waynesboro, Williamsburg, and Winchester. Union First Market Bank also operates loan production offices in Staunton, Winchester, and Tappahannock. Union Investment Services, Inc. provides full brokerage services; Union Mortgage Group, Inc. provides a full line of mortgage products; and Union Insurance Group, LLC offers various lines of insurance products. Union First Market Bank also owns a non-controlling interest in Johnson Mortgage Company, L.L.C.

Union First Market Bank (“the Bank”) is a full service community bank offering consumers and businesses a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, as well as loans for commercial, industrial, residential mortgage and consumer purposes. The Bank issues credit cards and delivers automated teller machine (“ATM”) services through the use of reciprocally shared ATMs in the major ATM networks as well as remote ATMs for the convenience of customers and other consumers. The Bank also offers internet banking services and online bill payment for all customers, whether retail or commercial. The Bank also offers private banking and trust services to individuals and corporations through its Financial Guidance Group.

Union Investment Services, Inc. has provided securities, brokerage and investment advisory services since its formation in February 1993. It has 11 offices within the Bank’s trade area and is a full service investment company handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial planning. Securities are offered through a third party contractual arrangement with Raymond James Financial Services, Inc., an independent broker dealer.

Union Mortgage Group, Inc., (“UMG”) has the following offices in Virginia (seven), Maryland (three), North Carolina (three), and South Carolina (two). UMG is also licensed to do business in selected states throughout the Mid-Atlantic and Southeast, as well as Washington, D.C. It provides a variety of mortgage products to customers in those areas. The mortgage loans originated by UMG are generally sold in the secondary market through purchase agreements with institutional investors.

Union Insurance Group, LLC (“UIG”), an insurance agency, is owned by the Bank and Union Mortgage. This agency operates in a joint venture with Bankers Insurance, LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association. UIG generates revenue through sales of various insurance products, including long term care insurance and business owner policies.

SEGMENTS

The Company has two reportable segments: its traditional full service community banking business and its mortgage loan origination business. For more financial data and other information about each of the Company’s operating segments, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, “Community Bank Segment” and “Mortgage Segment,” and to Note 18 “Segment Reporting” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

The Company’s new construction expansion during the last three years consists of opening three new bank branches in Virginia:

•	Three James Center, Union First Market Bank branch located in the city of Richmond, (November 2011)

•	Berea Marketplace, Union First Market Bank branch located in Stafford County (March 2011)

•	Staples Mill, Union First Market Bank branch located in Henrico County (February 2009)

In May 2011, the Company acquired deposits of approximately $48.9 million and loans of approximately $70.8 million at book value through the acquisition of the Harrisonburg, Virginia branch of NewBridge Bank (the “Harrisonburg branch”). Union First Market Bank retained the commercial loan operation team from the branch and all employees of the branch. The transaction also included the purchase of a real estate parcel/future branch site in Waynesboro, Virginia.

In June 2011 Union First Market Bank opened seven in-store bank branches in MARTIN’S stores located in Harrisonburg, Waynesboro, Staunton, Winchester (two), Culpeper, and Stephens City, Virginia. The Bank currently operates in-store bank branches in 29 MARTIN’S Food Markets through its acquisition of First Market Bank primarily in the Richmond/Fredericksburg area markets.

During 2011, the Bank conducted a performance and opportunity analysis of its branch network. As a result, the Company decided to consolidate four branches into nearby locations. The four branches are located in Charlottesville, Mechanicsville, Port Royal, and Fredericksburg. In all cases, customers may use branches within close proximity or continue to use the Bank’s other delivery channels including online and mobile banking. It is anticipated that these branch consolidations will be completed by the end of the second quarter of 2012.

EMPLOYEES

As of December 31, 2011, the Company had approximately 1,045 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations and other support personnel. Of this total, 137 were mortgage segment personnel. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company’s management routinely conducts employee workplace satisfaction surveys and as a result considers employee relations to be excellent and the key driver of the Company’s success. The Company provides employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid time off (PTO), educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive plans, deferred compensation plans for officers and key employees, an employee stock ownership plan (“ESOP”) and a 401(k) plan with employer match.

COMPETITION

The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, credit unions, other independent community banks, as well as consumer finance companies, mortgage companies, loan production offices, mutual funds and life insurance companies. Competition has increasingly come from out-of-state banks through their acquisitions of Virginia-based banks. Competition for deposits and loans is affected by various factors including interest rates offered, the number and location of branches and types of products offered, and the reputation of the institution. Credit unions have been allowed to increasingly expand their membership definitions and, because they enjoy a favorable tax status, have been able to offer more attractive loan and deposit pricing. The Company’s non-bank affiliates also operate in highly competitive environments. The Company is headquartered in Richmond, Virginia and, at $3.9 billion in assets, is among the largest independent community bank holding companies based in Virginia. The Company believes its community bank framework and philosophy provide a competitive advantage, particularly with regard to larger national and regional institutions, allowing the Company to compete effectively. The Company’s community bank segment generally has strong market shares within the markets it serves. The Company’s deposit market share in Virginia was 1.98% as of December 31, 2011.

ECONOMY

While the economy showed some signs of improvement during 2011, the continued weakness in employment and real estate markets, a flatter yield curve, continued low rates, legislative and regulatory responses in the aftermath of the most recent financial crisis, and general uncertainty of a global economic recovery made for a challenging 2011 for community banks and the Company. Unemployment levels remain relatively high in Virginia, but lower than the national average, with jobs shed principally in the Richmond and Virginia Beach-Norfolk metropolitan statistical areas. During 2011, management continued to focus significant attention to managing nonperforming assets and worked with borrowers to mitigate and protect against risk of loss.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively and increasingly regulated under both federal and state laws. The following description briefly addresses certain historic and current provisions of federal and state laws and certain regulations, proposed regulations, and the potential impacts on the Company and the Bank. To the extent statutory or regulatory provisions or proposals are described in this report, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Regulatory Reform – The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States and has a broad impact on the financial services industry. While some rulemaking under the Dodd-Frank Act has occurred, many of the act’s provisions require study or rulemaking by federal agencies, a process which will take years to implement fully.

Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company. The Dodd-Frank Act permanently raises deposit insurance levels to $250,000, and provides unlimited deposit insurance coverage for transaction accounts through December 31, 2012. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the Federal Deposit Insurance Corporation’s (“FDIC”) Deposit Insurance Fund is to be raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. Further, the Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

The Dodd-Frank Act established the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of the Bank will be enforced by the Federal Reserve. The Dodd-Frank Act also provides that debit card interchange fees must be reasonable and proportional to the cost incurred by the card issuer with respect to the transaction. This provision is known as the “Durbin Amendment.” In June 2011, the Federal Reserve adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the card issuer implements certain fraud-prevention standards.

The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective on July 21, 2011. The Dodd-Frank Act also provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on the operations of the Company and the Bank is unclear. The changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent capital requirements, liquidity and leverage ratio requirements, or otherwise adversely affect the business of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

The Company

General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), the Company is subject to supervision, regulation, and examination by the Federal Reserve. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation, and examination by the Virginia State Corporation Commission (the “SCC”).

Permitted Activities. A bank holding company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Banking Acquisitions; Changes in Control. The BHCA requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s performance under the Community Reinvestment Act of 1977 (the “CRA”).

Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company’s acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the

Securities Exchange Act of 1934 (the “Exchange Act”) or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. The Company’s common stock is registered under Section 12 of the Exchange Act.

In addition, Virginia law requires the prior approval of the SCC for (i) the acquisition of more than 5% of the voting shares of a Virginia bank or any holding company that controls a Virginia bank, or (ii) the acquisition by a Virginia bank holding company of a bank or its holding company domiciled outside Virginia.

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. The federal bank regulatory agencies must still issue regulations to implement the source of strength provisions of the Dodd-Frank Act. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance Corporation (“FDIC”) insurance fund in the event of a depository institution default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

Under the Federal Deposit Insurance Act (“FDIA”), the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Bank – Capital Requirements”. Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid by the Bank to the Company.

Limits on Dividends and Other Payments. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. The Bank is subject to various statutory restrictions on its ability to pay dividends to the Company. Under the current supervisory practices of the Bank’s regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe or unsound practice.

Under the FDIA, insured depository institutions such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Bank’s current financial condition, the Company does not expect this provision will have any impact on its ability to receive dividends from the Bank. The Company’s non-bank subsidiaries pay dividends to the Company periodically on a non-regulated basis.

In addition to dividends it receives from the Bank, the Company receives management fees from its affiliated companies for expenses incurred related to external financial reporting and audit fees, investor relations expenses, Board of Directors fees, and legal fees related to corporate actions. These fees are charged to each subsidiary based upon various specific allocation methods measuring the estimated usage of such services by that subsidiary. The fees are eliminated from the financial statements in the consolidation process.

Under federal law, the Bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, the Company or take securities of the Company as collateral for loans to any borrower. The Bank is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

Gramm-Leach-Bliley Act. The Gramm-Leach Bliley Act (the “GLB Act”) allows a bank holding company or other company to certify its status as a financial holding company, thereby allowing such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker; underwriting; dealing in or making markets in securities; and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

For a bank holding company to be eligible for financial holding company status, each of its subsidiary banks must be “well capitalized” and “well managed” and have at least a satisfactory rating on its most recent Community Reinvestment Act (“CRA”) review. A bank holding company seeking to become a financial holding company must file a declaration with the Federal Reserve that it elects to become a financial holding company. If, after becoming a financial holding company, any of its subsidiary banks should fail to continue to meet these requirements, the financial holding company would be prohibited from engaging in activities not permissible for bank holding companies unless it was able to return to compliance within a specified period of time. Although the Bank, the Company’s sole banking subsidiary, meets the capital, management, and CRA requirements, the Company has not made a declaration to elect to become a financial holding company and at this time has no plans to do so.

The Bank

General. The Bank is supervised and regularly examined by the Federal Reserve and the SCC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted, and location of offices. Certain of these law and regulations are referenced above under “The Company.”

Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U. S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of the Federal Reserve, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%. At least half of the total capital is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company were 12.85% and 14.51%, respectively, as of December 31, 2011, thus exceeding the minimum requirements. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 12.36% and 14.02%, respectively, as of December 31, 2011, also exceeding the minimum requirements.

Each of the federal regulatory agencies has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory examination rating and are not contemplating significant growth or expansion. As of December 31, 2011, the Tier 1 leverage ratios of the Company and the Bank were 10.14% and 9.78%, respectively, well above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

Deposit Insurance. Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits. In 2011 and 2010, the Company paid only the base assessment rate for “well capitalized” institutions, which totaled $4.7 million and $5.0 million, respectively, in regular deposit insurance assessments.

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

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Transactions with Affiliates. Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank (a “10% Shareholders”), are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank meets the definition of being “well capitalized” as of December 31, 2011.

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act of 1977. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods. If the Bank receives a rating from the Federal Reserve of less than satisfactory under the CRA, restrictions on operating activities would be imposed. The Bank currently has a “satisfactory” CRA rating.

Privacy Legislation. Several recent regulations issued by federal banking agencies also provide new protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (“Patriot Act”) was enacted in response to the September 11, 2001 terrorist attacks in New York, Pennsylvania, and Northern Virginia. The Patriot Act is intended to strengthen U. S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism. The continuing impact on financial institutions of the Patriot Act and related regulations and policies is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities to identify persons who may be involved in terrorism or money laundering.

Consumer Laws and Regulations. The Bank is also subject to certain consumer laws and regulations issued thereunder that are designed to protect consumers in transactions with banks. These laws include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Credit Reporting Act, and the Fair Housing Act, among others. The laws and related regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Incentive Compensation. In June 2010, the federal banking agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of a financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2011, the Company had not been made aware of any instances of non-compliance with the new guidance.

Effect of Governmental Monetary Policies

The Company’s operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve regulates money and credit conditions and interest rates to influence general economic conditions. These policies have a significant impact on overall growth and distribution of loans, investments and deposits; they affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future.

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

The community banking industry is directly affected by national, regional, and local economic conditions. Although economic conditions showed some signs of improvement in 2011, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still experiencing difficulty as a result of the recent economic downturn and protracted recovery. Management allocates significant resources to mitigate and respond to risks associated with the current volatile economic conditions, however, such conditions cannot be predicted or controlled. Therefore, such conditions, including a flatter yield curve and extended low interest rates, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates—in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. In addition, the Company holds securities which can be significantly affected by various factors including credit ratings assigned by third parties; an adverse credit rating in securities held by the Company could result in a reduction of the fair value of its securities portfolio and have an adverse impact on its financial condition. While general economic conditions in Virginia and the U.S. continued to improve in 2011, there can be no assurance that this improvement will continue.

The Company’s allowance for loan losses may prove to be insufficient to absorb losses in its loan portfolio.

Like all financial institutions, the Company maintains an allowance for loan losses to provide for loans that its borrowers may not repay in their entirety. The Company believes that it maintains an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio as of the corresponding balance sheet date and in compliance with applicable accounting and regulatory guidance. However, the allowance for loan losses may not be sufficient to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Company’s operating results. The Company continues to have an elevated level of potential problem loans in its loan portfolio with higher than normal risk. The Company expects to receive more frequent requests from borrowers to modify loans. Accounting measurements related to impairment and the loan loss allowance require significant estimates that are subject to uncertainty and changes relating to new information and changing circumstances. The significant uncertainties surrounding the Company’s borrowers’ abilities to execute their business models successfully through changing economic environments, competitive challenges and other factors complicate the Company’s estimates of the risk of loss and amount of loss on any loan. Because of the degree of uncertainty and susceptibility of these factors to change, the actual losses may vary from current estimates. The Company expects fluctuations in the loan loss provisions due to the uncertain economic conditions.

The Company’s banking regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to increase its allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease the allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such required additional provisions for loan losses or charge-offs could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer, and other loans. Many of the Company’s loans are secured by real estate (both residential and commercial) in the Company’s market areas. A major change in the real estate markets, resulting in deterioration in the value of this collateral, or in the local or national economy, could adversely affect borrowers’ ability to pay these loans, which in turn could affect the Company. Risks of loan defaults and foreclosures are unavoidable in the banking industry; the Company tries to limit its exposure to these risks by monitoring extensions of credit carefully. The Company cannot fully eliminate credit risk; thus, credit losses will occur in the future. Additionally, changes in the real estate market also affect the value of foreclosed assets and, therefore, additional losses may occur when management determines it is appropriate to sell the assets.

The Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses.

The Company assumes credit risk by virtue of making loans and leases and extending loan commitments and letters of credit. The Company manages credit risk through a program of underwriting standards, the review of certain credit decisions and a continuous quality assessment process of credit already extended. The Company’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize local lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The Company’s credit administration function employs risk management techniques to help ensure that problem loans and leases are promptly identified. While these procedures are designed to provide the Company with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

Nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

The Company’s nonperforming assets adversely affect its net income in various ways. Until economic and market conditions stabilize, the Company expects to continue to incur additional losses relating to volatility in nonperforming loans. The Company does not record interest income on non-accrual loans, which adversely affects its income and increases loan administration costs. When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets also increases the Company’s risk profile and may affect the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including origination of new loans. There can be no assurance that the Company will avoid further increases in nonperforming loans in the future.

Changes in interest rates could adversely affect the Company’s income and cash flows.

The Company’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment of loans, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. In addition, the Company’s ability to reflect such interest rate changes in pricing its products is influenced by competitive pressures. Fluctuations in these areas may adversely affect the Company and its shareholders. The Bank is often at a competitive disadvantage in managing its costs of funds compared to the large regional, super-regional, or national banks that have access to the national and international capital markets.

The Company generally seeks to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that it may reasonably maintain its net interest margin; however, interest rate fluctuations, loan prepayments, loan production, deposit flows, and competitive pressures are constantly changing and influence the ability to maintain a neutral position. Generally, the Company’s earnings will be more sensitive to fluctuations in interest rates depending upon the variance in volume of assets and liabilities that mature and re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of changes in interest rates, shape and slope of the yield curve, and whether the Company is more asset sensitive or liability sensitive. Accordingly, the Company may not be successful in maintaining a neutral position and, as a result, the Company’s net interest margin may be affected.

The Company faces substantial competition that could adversely affect the Company’s growth and/or operating results.

The Company operates in a competitive market for financial services and faces intense competition from other financial institutions both in making loans and attracting deposits which can greatly affect pricing for our products and services. The Company’s primary competitors include community, regional, and national banks as well as credit unions and mortgage companies. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases and have greater financial resources and higher lending limits. In addition, credit unions are exempt from corporate income taxes, providing a significant competitive pricing advantage. Accordingly, some of the Company’s competitors in its market have the ability to offer products and services that it is unable to offer or to offer at more competitive rates.

The inability of the Company to successfully manage its growth or implement its growth strategy may adversely affect the results of operations and financial conditions.

The Company may not be able to successfully implement its growth strategy if it is unable to identify attractive markets, locations, or opportunities to expand in the future. The ability to manage growth successfully depends on whether the Company can maintain adequate capital levels, maintain cost controls, effectively manage asset quality, and successfully integrate any businesses acquired into the organization.

As the Company continues to implement its growth strategy by opening new branches or acquiring branches or banks, it expects to incur increased personnel, occupancy and other operating expenses. In the case of new branches, the Company must absorb those higher expenses while it begins to generate new deposits; there is also further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, the Company’s plans to expand could depress earnings in the short run, even if it efficiently executes a branching strategy leading to long-term financial benefits.

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

The carrying value of goodwill may be adversely affected.

When the Company completes an acquisition, often times, goodwill is recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment; the Company performs such impairment analysis at least annually rather than amortizing it over a period of time. A significant adverse change in expected future cash flows or sustained adverse change in the Company’s common stock could require the asset to become impaired. If impaired, the Company would incur a charge to earnings that would have a significant impact on the results of operations. The Company’s carrying value of goodwill was approximately $59.4 million at December 31, 2011.

The Company’s exposure to operational, technological and organizational risk may adversely affect the Company.

Similar to other financial institutions, the Company is exposed to many types of operational and technological risk, including reputation, legal, and compliance risk. The Company’s ability to grow and compete is dependent on its ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while it expands and integrates acquired businesses. Similar to other financial institutions, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside of the Company, and exposure to external events. The Company is dependent on its operational infrastructure to help manage these risks. From time to time, it may need to change or upgrade its technology infrastructure. The Company may experience disruption, and it may face additional exposure to these risks during the course of making such changes. As the Company acquires other financial institutions, it faces additional challenges when integrating different operational platforms. Such integration efforts may be more disruptive to the business and/or more costly than anticipated.

The Company’s operations may be adversely affected by cyber security risks.

In the ordinary course of business, The Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, The Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, which could adversely affect our business.

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

Legislative or regulatory changes or actions, or significant litigation, could adversely affect the Company or the businesses in which the Company is engaged.

The Company is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations. Laws and regulations change from time to time and are primarily intended for the protection of consumers, depositors, and the FDIC’s DIF. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively affect the Company or its ability to increase the value of its business. Such changes could include higher capital requirements, increased insurance premiums, increased compliance costs, reductions of non-interest income and limitations on services that can be provided. Actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defend itself and may lead to liability or penalties that materially affect the Company and its shareholders. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to the Company and its shareholders.

The Dodd-Frank Act substantially changes the regulation of the financial services industry and it could have a material adverse effect upon the Company.

The Dodd-Frank Act provides wide-ranging changes in the way banks and financial services firms generally are regulated and are likely to affect the way the Company and its customers and counterparties do business with each other. Among other things, it requires increased capital and regulatory oversight for banks and their holding companies, changes the deposit insurance assessment system, changes responsibilities among regulators, establishes the new Consumer Financial Protection Bureau, makes various changes in the securities laws and corporate governance that affect public companies, including the Company. The Dodd-Frank Act also requires numerous studies and regulations related to its implementation. The Company is evaluating the effects of the Dodd-Frank Act, together with implementing the regulations that have been proposed and adopted. The effects of the Dodd-Frank Act and the resulting rulemaking cannot be predicted, but could have an adverse effect on the Company’s results of operation and financial condition.

The Company relies upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if the Company is forced to foreclose upon such loans.

A significant portion of the Company’s loan portfolio consists of loans secured by real estate. The Company relies upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of the Company’s loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able to recover the outstanding balance of the loan.

Changes in accounting standards could impact reported earnings.

The authorities that promulgate accounting standards, including the FASB, SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs.

Limited availability of financing or inability to raise capital could adversely impact the Company.

The amount, type, source, and cost of the Company’s funding directly impacts the ability to grow assets. The ability to raise capital in the future could become more difficult, more expensive, or altogether unavailable. A number of factors could make such financing more difficult, more expensive or unavailable including: the financial condition of the Company at any given time; rate disruptions in the capital markets; the reputation for soundness and security of the financial services industry as a whole; and, competition for funding from other banks or similar financial service companies, some of which could be substantially larger or be more favorably rated.

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

While the Company’s common stock is currently traded on the NASDAQ Global Select Market, it has less liquidity than stocks for larger companies quoted on a national securities exchange.

The trading volume in the Company’s common stock on the NASDAQ Global Select Market has been relatively low when compared with larger companies listed on the NASDAQ Global Select Market or other stock exchanges. There is no assurance that a more active and liquid trading market for the common stock will exist in the future. Consequently, shareholders may not be able to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares. In addition, we cannot predict the effect, if any, that future sales of the Company’s common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of the common stock. Sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, could cause the price of the Company’s common stock to decline, or reduce the Company’s ability to raise capital through future sales of common stock.

Future issuances of the Company’s common stock could adversely affect the market price of the common stock and could be dilutive.

The Company is not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock. Issuances of a substantial number of shares of common stock, or the expectation that such issuances might occur, including in connection with acquisitions by the Company, could materially adversely affect the market price of the shares of the common stock and could be dilutive to shareholders. Because the Company’s decision to issue common stock in the future will depend on market conditions and other factors, it cannot predict or estimate the amount, timing or nature of possible future issuances of its common stock. Accordingly, the Company’s shareholders bear the risk that future issuances will reduce the market price of the common stock and dilute their stock holdings in the Company.

The Company’s governing documents and Virginia law contain anti-takeover provisions that could negatively affect its shareholders.

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

The current economic conditions may cause volatility in the Company’s stock value.

In the current economic environment, the value of publicly traded stocks in the financial services sector has been volatile. However, even in a more stable economic environment the value of the Company’s common stock can be affected by a variety of factors such as excepted results of operations, actual results of operations, actions taken by shareholders, news or expectations based on the performance of others in the financial services industry and expected impacts of a changing regulatory environment. These factors not only impact the value of our stock but could also affect the liquidity of the stock given the Company’s size, geographical footprint, and industry.

ITEM 1B.—UNRESOLVED STAFF COMMENTS.

The Company does not have any unresolved staff comments to report for the year ended December 31, 2011.

ITEM  2.—PROPERTIES.

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Effective October 31, 2011, the corporate headquarters was relocated from 111 Virginia Street, Suite 200, Richmond, Virginia to 1051 East Cary Street, Suite 1200, Richmond, Virginia. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. At December 31, 2011, Union First Market Bank operated 99 branches throughout Virginia. All of the offices of Union Mortgage are leased. The vast majority of the offices of Union Investment Services, Inc. are located within the retail branch properties. The Company’s operations center is in Ruther Glen, Virginia. See the Note 1 “Summary of Significant Accounting Policies” and Note 5 “Bank Premises and Equipment” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases.

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

ITEM 4.—MINE SAFETY DISCLOSURES.

None.

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

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2011, with (1) the Total Return Index for the NASDAQ Stock Market and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100 was invested on December 31, 2006 in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Union First Market Bankshares Corporation	100.00	71.33	86.76	44.28	53.81	49.54
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
NASDAQ Bank	100.00	80.09	62.84	52.60	60.04	53.74

Information on Common Stock, Market Prices and Dividends

There were 26,134,830 shares of the Company’s common stock outstanding at the close of business on December 31, 2011, which were held by 2,446 shareholders of record. The closing price of the Company’s common stock on December 31, 2011 was $13.29 per share compared to $14.78 on December 31, 2010.

The Company completed a follow-on equity raise on September 16, 2009 of 4,725,000 shares of common stock at a price of $13.25 per share. In addition, on February 1, 2010, the Company issued 7,477,273 shares of common stock in connection with its acquisition of First Market Bank, FSB.

The following table summarizes the high and low sales prices and dividends declared for quarterly periods during the years ended December 31, 2011 and 2010.

	Sales Prices				Dividends Declared
	2011		2010		2011	2010
	High	Low	High	Low
First Quarter	$15.21	$10.82	$15.52	$11.79	$0.070	$0.060
Second Quarter	13.23	11.29	17.93	12.25	0.070	0.060
Third Quarter	13.18	9.93	14.73	11.19	0.070	0.060
Fourth Quarter	13.79	10.06	15.61	11.98	0.070	0.070

					$0.280	$0.250

Regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2011 are set forth in Note 17, “Parent Company Financial Information,” contained in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I., Item 1—Business, of this Form 10-K under the headings “Supervision and Regulation - Limits on Dividends and Other Payments.”

It is anticipated that dividends will continue to be paid near the end of February, May, August, and November. In making its decision on the payment of dividends on the Company’s common stock, the Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

Stock Repurchase Program

In December 2011, the Company was authorized to repurchase up to 350,000 shares of its common stock in the open market at prices that management determines to be prudent. No shares were repurchased during 2011. In February, 2012 the Company repurchased 335,649 shares of its common stock for an aggregate purchase price of $4,363,437, or $13.00 per share. The repurchase was funded with cash on hand.

ITEM 6. – SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the Company over each of the past five years ended December 31 (dollars in thousands, except per share amounts):

	2011	2010	2009	2008	2007
Results of Operations
Interest and dividend income	$189,073	$189,821	$128,587	$135,095	$140,996
Interest expense	32,713	38,245	48,771	57,222	65,251

Net interest income	156,360	151,576	79,816	77,873	75,745
Provision for loan losses	16,800	24,368	18,246	10,020	1,060

Net interest income after provision for loan losses	139,560	127,208	61,570	67,853	74,685
Noninterest income	43,777	47,298	32,967	30,555	25,105
Noninterest expenses	141,628	143,001	85,287	79,636	73,550

Income before income taxes	41,709	31,505	9,250	18,772	26,240
Income tax expense	11,264	8,583	890	4,258	6,484

Net income	$30,445	$22,922	$8,360	$14,514	$19,756

Financial Condition
Assets	$3,907,087	$3,837,247	$2,587,272	$2,551,932	$2,301,397
Loans, net of unearned income	2,818,583	2,837,253	1,874,224	1,874,088	1,747,820
Deposits	3,175,105	3,070,059	1,916,364	1,926,999	1,659,578
Stockholders’ equity	421,639	428,085	282,088	273,798	212,082

Ratios
Return on average assets	0.79%	0.61%	0.32%	0.61%	0.91%
Return on average equity	6.90%	5.50%	2.90%	6.70%	9.61%
Cash basis return on average assets (1)	0.92%	0.76%	0.38%	0.68%	1.00%
Cash basis return on average tangible common equity (1)	10.64%	9.35%	5.54%	10.69%	14.88%
Efficiency ratio (2)	70.77%	71.91%	75.62%	73.45%	72.93%
Equity to assets	10.79%	11.16%	10.90%	10.73%	9.22%
Tangible common equity / tangible assets	8.91%	8.22%	8.64%	6.10%	6.45%

Asset Quality
Allowance for loan losses	$39,470	$38,406	$30,484	$25,496	$19,336
Nonaccrual loans	$44,834	$61,716	$22,348	$14,412	$9,436
Other real estate owned	$32,263	$36,122	$22,509	$7,140	$693
Allowance for loan losses / total outstanding loans	1.40%	1.35%	1.63%	1.36%	1.11%
Allowance for loan losses / nonperforming loans	88.04%	62.23%	136.41%	176.91%	204.92%
NPAs / total outstanding loans	2.74%	3.45%	2.39%	1.15%	0.58%
Net charge-offs / total outstanding loans	0.56%	0.58%	0.71%	0.21%	0.05%

Per Share Data
Earnings per share, basic	$1.07	$0.83	$0.19	$1.08	$1.48
Earnings per share, diluted	1.07	0.83	0.19	1.07	1.47
Cash basis earnings per share, diluted (1)	1.33	1.10	0.63	1.16	1.56
Cash dividends paid	0.280	0.250	0.300	0.740	0.725
Market value per share	13.29	14.78	12.39	24.80	21.14
Book value per common share	16.17	15.16	15.34	16.03	15.82
Price to earnings ratio, diluted	12.42	17.81	65.21	23.18	14.38
Price to book value ratio	0.82	0.98	0.81	1.55	1.34
Dividend payout ratio	26.17%	30.12%	157.89%	69.16%	49.32%
Weighted average shares outstanding, basic	25,981,222	25,222,565	15,160,619	13,477,760	13,341,741
Weighted average shares outstanding, diluted	26,009,839	25,268,216	15,201,993	13,542,948	13,422,139

(1)	Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, section “Non GAAP Measures” for a reconciliation.
(2)	The efficiency ratio is calculated by dividing noninterest expense over the sum of net interest income plus noninterest income.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of the Company and its subsidiaries. This discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and the “Notes to the Consolidated Financial Statements” presented in Item 8 “Financial Statements and Supplementary Data” contained in Item 8 of this Form 10-K.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, mergers and acquisitions goodwill, and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. Costs that the Company expects, but is not obligated to incur in the future, to effect its plan to exit an activity of an acquiree or to terminate the employment of or relocate an acquiree’s employees are not liabilities at the acquisition date. The Company does not recognize these costs as part of applying the acquisition method. Instead, the Company recognizes these costs as expenses in its post-combination financial statements in accordance with other applicable GAAP.

Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants and advertising costs. The Company will account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. These acquisition-related costs are included within the Consolidated Statements of Income classified within the noninterest expense caption.

Goodwill and Intangible Assets

The Company follows ASC 805, Business Combinations, using the acquisition method of accounting for business combinations and ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of this guidance discontinued the amortization of goodwill and intangible assets with indefinite lives but require an impairment review at least annually and more frequently if certain impairment indicators are evident.

Goodwill totaled $59.4 million and $57.6 million for the years ended December 31, 2011 and 2010, respectively. Changes in goodwill in the Company’s consolidated balance sheet from December 31, 2011 were attributable to the acquisition of the Harrsionburg branch. Based on the testing of goodwill for impairment, there were no impairment charges for 2011, 2010, or 2009.

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

In connection with the acquisition of the Harrisonburg branch, the Company recorded $1.8 million of goodwill and $9,500 of core deposit intangibles. The core deposit intangible of $9,500 was expensed in the second quarter of 2011. The recorded goodwill was allocated to the community banking segment of the Company and is deductible for tax purposes.

Total core deposit intangibles, net of amortization, amounted to $20.7 million and $26.8 million as of December 31, 2011 and 2010, respectively.

Amortization expense of core deposit intangibles for the years ended December 31, 2011, 2010, and 2009 totaled $6.1 million, $7.3 million, and $1.9 million, respectively. Amortization expense of the trademark intangible for the years ended December 31, 2011 and 2010 was $400,000 and $367,000, respectively. The Company had no trademark intangible prior to 2010.

RESULTS OF OPERATIONS

Net Income

For the year ended December 31, 2011 compared to the year ended December 31, 2010, net income increased $7.5 million, or 32.8%, from $22.9 million to $30.4 million. Net income available to common shareholders, which deducts from net income the dividends and discount accretion on preferred stock, was $27.8 million for the year ended December 31, 2011 compared to $21.0 million a year ago. This represented an increase in earnings per common share, on a diluted basis, of $0.24, to $1.07 from $0.83. The repayment of the preferred stock assumed in the FMB acquisition accelerated the amortization of the related discount of approximately $982,000, which reduced earnings available to common shareholders by $0.02 per share. Return on average common equity for the year ended December 31, 2011 was 6.90%, while return on average assets was 0.79%, compared to 5.50% and 0.61%, respectively, for the year ended December 31, 2010.

The $7.5 million increase in net income for the year ended December 31, 2011 was largely attributable to increases in net interest income, the absence of nonrecurring prior year acquisition costs, and a decline in provision for loan loss.

For the year ended December 31, 2010 compared to the year ended December 31, 2009, net income increased $14.6 million, or 174.2%, from $8.4 million to $22.9 million. Net income available to common shareholders, was $21.0 million for the year ended December 31, 2010 compared to $22.9 million for 2009. This represents an increase in earnings per share, on a diluted basis, of $0.64, to $0.83 from $0.19. Return on average common equity for the year ended December 31, 2010 was 5.50%, while return on average assets was 0.61%, compared to 2.90% and 0.32%, respectively, for the year ended December 31, 2009. The $14.6 million increase in net income for the year ended December 31, 2010 was largely attributable to the addition of FMB and improvement in the net interest margin, partially offset by nonrecurring acquisition costs and increased credit costs.

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

The decline in the general level of interest rates over the last four years has placed downward pressure on the Company’s earning asset yields and related interest income. The decline in earning asset yields, however, has been offset principally by repricing of money market deposit accounts and certificates of deposits. The Federal Open Market Committee’s commitment to keep rates exceptionally low for an extended period and the resulting flatter yield curve (i.e., longer term interest rates not significantly higher than short term rates) could negatively affect the Bank’s net interest margin as lower deposit rates may not offset lower earning asset yields. Should the existing rate environment hold for future quarters, the Company could experience continued pressure on net interest margin.

For the year ended December 31, 2011, tax-equivalent net interest income increased $5.0 million, or 3.2%, when compared to last year. The tax-equivalent net interest margin increased 1 basis point to 4.57% from 4.56% in the prior year. The change in the net interest margin was a result of improvement in the cost of funds primarily related to declining rates on certificates of deposit and money market accounts, partially offset by declining yields on loans and loans held for sale, and aided by the increase in interest-earning assets resulting from the acquisition of FMB in the first quarter of 2010 and the acquisition of the Harrisonburg branch in the second quarter of 2011.

The following table shows the volume, interest income and expense and related yields and costs of the Company’s interest-earning assets and interest-bearing liabilities (dollars in thousands):

	Year-over-year results Dollars in thousands Year Ended
	12/31/11	12/31/10	Change
Average interest-earning assets	$3,518,643	$3,412,495	$106,148
Interest income	$193,399	$193,904	$(505)
Yield on interest-earning assets	5.50%	5.68%	(18	) bps
Average interest-bearing liabilities	$2,875,242	$2,838,200	$37,042
Interest expense	$32,713	$38,245	$(5,532)
Cost of interest-bearing liabilities	1.14%	1.35%	(21	) bps

Acquisition Activity

The favorable impact of acquisition accounting fair value adjustments on net interest income was $7.0 million ($6.2 million – FMB; $748,000 – Harrisonburg branch) for the year ended December 31, 2011, respectively. If not for this favorable impact, the net interest margin for 2011 would have been 4.37%, compared to 4.24% for 2010.

The Harrisonburg branch

The acquired loan portfolio of the Harrisonburg branch was marked-to-market with a fair value discount to market rates. Performing loan discount accretion is recognized as interest income over the estimated remaining life of the loans. The Company also assumed certificates of deposit at a premium to market. These were marked-to-market with estimates of fair value on the acquisition date. The resulting premium to market is amortized as a decrease to interest expense over the estimated lives of the certificates of deposit.

FMB

The acquired loan and investment security portfolios of FMB were marked-to-market with a fair value discount to market rates. Performing loan and investment security discount accretion is recognized as interest income over the estimated remaining life of the loans and investment securities. The Company also assumed borrowings (Federal Home Loan Bank of Atlanta (“FHLB”) and subordinated debt) and certificates of deposit. These liabilities were marked-to-market with estimates of fair value on acquisition date. The resulting discount/premium to market is accreted/amortized as an increase/decrease to net interest income over the estimated lives of the liabilities. Additional credit quality deterioration above the original credit mark is recorded as additional provisions for loan losses.

The fourth quarter, year-to-date, and remaining estimated discount/premium are reflected in the following table as they impact net interest income (dollars in thousands):

	Harrisonburg Branch		First Market Bank
	Loan Accretion	Certificates of Deposit	Loan Accretion	Investment Securities	Borrowings	Certificates of Deposit
For the quarter ended December 31, 2011	$239	$35	$1,146	$93	$(122)	$140
For the year ended December 31, 2011	625	123	5,571	387	(489)	763
For the years ending:
2012	589	11	3,624	201	(489)	222
2013	148	7	2,377	15	(489)	—
2014	37	4	1,478	—	(489)	—
2015	26	—	570	—	(489)	—
2016	27	—	28	—	(163)	—
Thereafter	143	—	—	—	—	—

Acquisition Activity – Other Operating Expenses

Acquisition related expenses associated with the acquisition of the Harrisonburg branch were $426,000 for the year ended December 31, 2011 and are recorded in “Other operating expenses” in the Company’s condensed consolidated statements of income. Such costs principally included system conversion and operations integration charges that have been expensed as incurred. There were no acquisition related expenses related to the Harrisonburg branch in 2010 or in the third and fourth quarters of 2011. The Company expects no further expenses related to the Harrisonburg branch acquisition.

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$427,443	$13,387	3.13%	$407,975	$13,958	3.42%	$261,078	$10,606	4.06%
Tax-exempt	167,818	10,897	6.49%	142,099	9,569	6.73%	118,676	8,506	7.17%

Total securities (2)	595,261	24,284	4.08%	550,074	23,527	4.28%	379,754	19,112	5.03%
Loans, net (3) (4)	2,818,022	166,869	5.92%	2,750,756	167,615	6.09%	1,873,606	111,139	5.93%
Loans held for sale	53,463	2,122	3.97%	68,414	2,671	3.90%	46,454	1,931	4.16%
Federal funds sold	351	1	0.24%	12,910	17	0.13%	313	1	0.20%
Money market investments	96	—	0.00%	171	—	0.00%	135	—	0.00%
Interest-bearing deposits in other banks	51,450	123	0.24%	29,444	74	0.25%	50,994	135	0.26%
Other interest-bearing deposits	—	—	0.00%	726	—	0.00%	2,598	—	0.00%

Total earning assets	3,518,643	193,399	5.50%	3,412,495	193,904	5.68%	2,353,854	132,318	5.62%

Allowance for loan losses	(40,105)			(34,539)			(29,553)
Total non-earning assets	383,090			374,613			254,507

Total assets	$3,861,628			$3,752,569			$2,578,808

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$385,715	621	0.16%	$345,927	$765	0.22%	$201,520	314	0.16%
Money market savings	849,676	5,430	0.64%	724,802	6,422	0.89%	429,501	7,905	1.84%
Regular savings	172,627	638	0.37%	151,169	560	0.37%	99,914	384	0.38%
Certificates of deposit: (5)
$100,000 and over	573,276	9,045	1.58%	639,406	12,000	1.88%	456,644	15,063	3.30%
Under $100,000	604,172	8,613	1.43%	645,110	10,995	1.70%	492,186	15,786	3.21%

Total interest-bearing deposits	2,585,466	24,347	0.94%	2,506,414	30,742	1.23%	1,679,765	39,452	2.35%
Other borrowings (6)	289,776	8,366	2.89%	331,786	7,503	2.26%	300,739	9,320	3.10%

Total interest-bearing liabilities	2,875,242	32,713	1.14%	2,838,200	38,245	1.35%	1,980,504	48,772	2.46%

Noninterest-bearing liabilities:
Demand deposits	513,352			468,631			289,769
Other liabilities	31,994			29,161			20,292

Total liabilities	3,420,588			3,335,992			2,290,565
Stockholders’ equity	441,040			416,577			288,243

Total liabilities and stockholders’ equity	$3,861,628			$3,752,569			$2,578,808

Net interest income		$160,686			$155,659			$83,546

Interest rate spread (7)			4.36%			4.33%			3.16%
Interest expense as a percent of average earning assets			0.93%			1.12%			2.07%
Net interest margin			4.57%			4.56%			3.55%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $387 thousand in accretion of the fair market value adjustments related to the acquisition of FMB.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $5.6 million in accretion of the fair market value adjustments related to the acquisition of FMB and $625 thousand related to the Harrisonburg branch.
(5)	Interest expense on certificates of deposits includes $763 thousand in accretion of the fair market value adjustments related to the acquisition of FMB and $123 thousand related to the Harrisonburg branch.
(6)	Interest expense on borrowings includes $489 thousand in amortization of the fair market value adjustments related to the acquisition of FMB.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

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

	2011 vs. 2010 Increase (Decrease) Due to Change in:			2010 vs. 2009 Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$646	$(1,217)	$(571)	$5,228	$(1,876)	$3,352
Tax-exempt	1,679	(351)	1,328	1,604	(541)	1,063

Total securities	2,325	(1,568)	757	6,832	(2,417)	4,415
Loans, net	4,018	(4,764)	(746)	53,402	3,074	56,476
Loans held for sale	(596)	47	(549)	867	(127)	740
Federal funds sold	(23)	7	(16)	16	—	16
Interest-bearing deposits in other banks	52	(3)	49	(57)	(4)	(61)

Total earning assets	$5,776	$(6,281)	$(505)	$61,060	$526	$61,586

Interest-Bearing Liabilities:
Interest-bearing deposits:
Checking	$80	$(224)	$(144)	$301	$150	$451
Money market savings	999	(1,991)	(992)	3,831	(5,314)	(1,483)
Regular savings	78	—	78	186	(10)	176
Certificates of deposit:
$100,000 and over	(1,162)	(1,793)	(2,955)	4,765	(7,828)	(3,063)
Under $100,000	(682)	(1,700)	(2,382)	4,031	(8,822)	(4,791)

Total interest-bearing deposits	(687)	(5,708)	(6,395)	13,114	(21,824)	(8,710)
Other borrowings	(1,037)	1,900	863	898	(2,715)	(1,817)

Total interest-bearing liabilities	(1,724)	(3,808)	(5,532)	14,012	(24,539)	(10,527)

Change in net interest income	$7,500	$(2,473)	$5,027	$47,048	$25,065	$72,113

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

At December 31, 2011, the Company was in an asset-sensitive position. Management’s earnings simulation model indicates net interest income will increase as rates increase and decrease when rates decrease. An asset-sensitive company generally will be impacted favorably by increasing interest rates while a liability-sensitive company’s net interest margin and net interest income generally will be impacted favorably by declining interest rates.

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended December 31, 2011 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+300 basis points	4.01%	$6,250
+200 basis points	2.68	4,176
+100 basis points	1.24	1,932
Most likely rate scenario	0.00	—
-100 basis points	(1.05)	(1,645)
-200 basis points	(1.71)	(2,671)
-300 basis points	(1.83)	(2,847)

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2011 (dollars in thousands):

	Change In Economic Value Of Equity
	%	$
Change in Yield Curve:
+300 basis points	(3.73)%	$(19,212)
+200 basis points	(0.51)	(2,608)
+100 basis points	0.80	4,119
Most likely rate scenario	0.00	—
-100 basis points	(6.45)	(33,196)
-200 basis points	(10.72)	(55,167)
-300 basis points	(10.66)	(54,865)

The shock down 200 or 300 basis points analysis is not as meaningful since interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points. While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity in rates down scenarios.

Noninterest Income

For the year ended December 31, 2011, noninterest income decreased $3.5 million, or 7.4%, to $43.8 million from $47.3 million in 2010. Gains on sales of bank premises declined $1.4 million. Of this amount, the Company recorded a current year loss on disposal of $351,000 of bank owned property and a current year loss on sale of $626,000 of a branch building, and a prior year gain on sale of an investment property of $448,000. Gains on sales of other real estate owned (“OREO”) declined $1.3 million primarily related to current year losses on sales of property. Gains on sales of mortgage loans decreased $2.3 million driven by lower origination volume in the mortgage company. Also during the year, the Company incurred a credit related other than temporary impaired (“OTTI”) loss of $400,000, which was recognized in earnings. Account service charges and other fees increased $1.2 million. Other charges and fees increased $1.4 million, primarily related to an increase in debit card fees of $763,000, ATM fees of $463,000, and brokerage commissions of $273,000, offset by a decline in account service charges of $279,000, largely related to overdraft fee volume. Also during the year, the Company recorded gains on sales of securities of $913,000.

	For the year ended
	12/31/11	12/31/10	$	%
Noninterest income:
Service charges on deposit accounts	$8,826	$9,105	$(279)	(3.1)
Other service charges, commissions and fees	12,825	11,395	1,430	12.5
Gains on securities transactions, net	913	58	855	1,474.1
Other-than-temporary impairment losses	(400)	—	(400)	—
Gains on sales of loans	19,840	22,151	(2,311)	(10.4)
Gains (losses) on sales of other real estate owned and bank premises, net	(2,060)	628	(2,688)	(428.0)
Other operating income	3,833	3,961	(128)	(3.2)

Total noninterest income	$43,777	$47,298	$(3,521)	(7.4)

For the year ended December 31, 2010, noninterest income increased $14.3 million, or 43.5%, to $47.3 million from $33.0 million in 2009, and reflects the FMB acquisition for eleven months since the acquisition date. Other service charges and fees increased $5.4 million, primarily related to increases in debit card income, ATM income, and brokerage commissions and letter of credit fees. Mortgage originations increased $105.0 million from $703.7 million to $808.7 million, or 14.9%, over 2009, as gains on the sale of loans increased $5.5 million, or 33.0%. Gains on the sale of loans were driven by increased originations in addition to the contribution of newer branches originating loans at favorable margins, adjustments to loan fee and pricing policies and volume related revenue incentives. Other operating income increased $2.0 million which was related to revenue from the acquired FMB trust operations and bank owned life insurance investment income. Account service charges increased $853,000 from overdraft and returned check charges and fees on commercial and savings accounts. During the 2010, the Company recorded non-recurring gains on sales of OREO of $628,000.

Beginning in the third quarter of 2010, a new rule (i.e., updating Regulation E) issued by the Federal Reserve prohibited financial institutions from charging consumers fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Although the Company experienced lower fee volume in 2011 as a result of Regulation E, exposure was minimal and in line with the Company’s expectations. The Company does not believe Regulation E will have additional impact in the future but cannot provide any definitive assurance as to the amount of overdraft/insufficient funds charges reported in future periods as a result of the rule.

Noninterest Expense

For the year ended December 31, 2011, noninterest expense decreased $1.4 million, or 1.0%, to $141.6 million, from $143.0 million in 2010. Other operating expenses decreased $5.1 million, or 9.0%. Included in the reduction of other operating expenses were prior year costs associated with the acquisitions and mergers of $8.7 million during 2010 compared to $426,000 in 2011, lower amortization on the acquired deposit portfolio of $1.1 million, and lower FDIC assessment expense of $340,000 due to the lower assessment base and rate. Increases in current year other operating expenses included valuation adjustments and higher costs to maintain the Company’s portfolio of OREO of $1.6 million, higher franchises taxes of $1.2 million levied to include all of the former FMB branches, and higher communication expenses of $1.0 million related to additional branch locations, increased online banking, customer activity and implementation of mobile banking. Salary and benefits expense increased $3.7 million, primarily related to additional personnel, offset by lower origination volume related commission expense in the mortgage segment. Excluding mortgage segment operations and current and prior year acquisition costs, noninterest expense increased $8.4 million, or 7.3%, from 2010 to 2011.

	For the year ended
	12/31/11	12/31/10	$	%
Noninterest expense:
Salaries and benefits	$71,652	$67,913	$3,739	5.5
Occupancy expenses	11,104	11,417	(313)	(2.7)
Furniture and equipment expenses	6,920	6,594	326	4.9
Other operating expenses	51,952	57,077	(5,125)	(9.0)

Total noninterest expense	$141,628	$143,001	$(1,373)	(1.0)

Mortgage segment operations	$(18,581)	$(19,360)	$779	31.2
Acquisition and conversion costs	(426)	(8,715)	8,289	32.8
Other non-recurring costs	—	(708)	708	—
Intercompany eliminations	468	469	(1)	—

	$123,089	$114,687	$8,402	7.3

For the year ended December 31, 2010, noninterest expense increased $57.7 million, or 67.7%, to $143.0 million from $85.3 million for the year ended December 31, 2009 and reflects the FMB acquisition for the eleven months since acquisition date. Other operating expenses increased $26.7 million. This increase included increases in acquisition costs of $7.9 million, increases in amortization of acquired deposit intangible assets of $5.7 million, increases in marketing and advertising expenses of $2.9 million related to multi-media brand awareness campaigns and Loyalty Banking® premiums for Union First Market Bank, and increases in communications expenses of $3.0 million. Data processing fees increased $2.0 million principally as a result of increases in acquired loans and deposits volumes. Additional other increases of $1.5 million related to ATM, bank card and overdraft losses. Professional fees increased $1.0 million primarily as a result of higher legal fees for continuing problem loan work outs and foreclosure activity. Due to maintenance of the Company’s portfolio of OREO and collection efforts on problem loans, loan expenses increased $1.4 million. Salaries and benefits expense increased $24.6 million primarily due to higher salaries expense of $17.2 million related to additional personnel from the FMB acquisition, higher profit sharing expense of $3.0 million from improved profitability, higher group insurance costs of $1.9 million from higher current year premiums, and additional personnel. Commissions in the mortgage segment increased $2.5 million, or 31.2%, as a result of increased originations. Occupancy costs increased $4.4 million and primarily related to additional rental expense and operations of acquired branches. Furniture and equipment expense increased $2.0 million resulting from higher depreciation and amortization expense related to acquired fixed assets and maintenance and equipment service contracts.

Total costs associated with the acquisition of FMB were $7.9 million and $1.5 million for the years ended December 31, 2010 and 2009, respectively. Costs included legal and accounting fees, lease and contract termination expenses, system conversion, operations integration, and employee severances, which were expensed as incurred. The costs are reported as a component of “Other operating expenses” within the Company’s “Consolidated Statements of Income.” Total acquisition costs incurred from the date the Company announced the acquisition of FMB in 2009 through December 31, 2010 were $9.4 million, $1.4 million below the initial estimate of $10.8 million. Other nonrecurring costs of $843,000 were incurred relating to merging two affiliate banks, Rappahannock National Bank and Northern Neck State Bank, into Union First Market Bank. The consolidation was completed on October 12, 2010 and no additional costs were incurred.

SEGMENT INFORMATION

Community Bank Segment

2011 compared to 2010

For the year ended December 31, 2011, net income for the community bank segment increased $9.0 million, or 45.7%, to $28.8 million compared to $19.8 million at December 31, 2010, principally a result of favorable net interest income and the absence of nonrecurring prior year acquisition costs. These improvements were partially offset by losses on sales of OREO and bank premises. All comparative results to the prior year exclude FMB results for the month of January 2010. Net interest income increased $5.7 million, or 3.8%, driven by declining costs on interest bearing liabilities, primarily certificates of deposit. The tax-equivalent net interest margin increased 1 basis point to 4.57% from 4.55% in the prior year. The change in the net interest margin was a result of improvement in the cost of funds primarily related to declining rates on certificates of deposit and money market accounts, partially offset by yields on loans and loans held for sale and aided by the increase in interest-earning assets due to the acquisition of FMB in the first quarter of 2010 and the acquisition of the Harrisonburg branch in the second quarter of 2011. Provision for loan loss decreased $7.6 million due to continued improvement in asset quality. Net interest income after provision for loan loss increased $13.3 million or 10.6%.

Noninterest income decreased $1.2 million, or 4.7%, to $24.4 million from $25.6 million in 2010. Gains on sales of bank owned property declined $1.4 million. Of this amount, the Company recorded a current year loss on disposal of bank owned property of $351,000 and a current year loss on sale of a branch building of $626,000, and a prior year gain on sale of an investment property of $448,000. Gains on sales of OREO declined $1.3 million primarily related to current year losses on sales of property. Also during the year, the Company incurred a credit-related, OTTI loss of $400,000, which was recognized in earnings. Account service charges and other fees increased $1.2 million. Of this amount, other charges and fees increased $1.4 million, primarily related to an increase in debit card fees of $763,000, ATM fees of $463,000, and brokerage commissions of $273,000, offset by a decline in account service charges of $279,000, largely related overdraft fee volume. Also during the year, the Company recorded gains on sales of securities of $913,000.

For the year ended December 31, 2011, noninterest expense decreased $595,000, or 0.5%, to $123.5 million, from $124.1 million a year ago. Other operating expenses decreased $5.4 million, or 9.9%. Included in the reduction of other operating expenses were prior year costs associated with the acquisition and merger of $8.7 million during 2010 compared to $426,000 in 2011, lower amortization on the acquired deposit portfolio of $1.1 million, and lower FDIC assessment expense of $340,000 due to the lower assessment base and rate. Increases in current year other operating expenses included valuation adjustments and higher costs to maintain the Company’s portfolio of OREO of $1.3 million, higher franchises taxes of $1.2 million levied to include all of the former FMB branches, higher communication expenses related to increased online customer activity and additional branch locations of $930,000, higher marketing and advertising costs of $444,000 primarily related to customer loyalty rewards programs, and higher professional fees related to continuing collection activity and problem loan workouts of $413,000, Salary and benefits expense increased $5.0 million, primarily related to additional personnel. Furniture and equipment expenses increased $274,000, primarily related to additional equipment, supplies and related maintenance contracts, and additional depreciation on acquired equipment. Occupancy costs decreased $391,000 primarily related to lower custodial costs.

2010 compared to 2009

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

Noninterest income increased $9.0 million, or 53.8%, to $25.6 million from $16.6 million in the same period in 2009, and reflects the FMB acquisition for eleven months since the acquisition date. Other service charges and fees increased $5.4 million, primarily related to increases in debit and ATM card income, brokerage commissions and letter of credit fees. Other operating income increased $2.2 million and related to revenue from the acquired FMB trust operations and bank owned life insurance investment income. Account service charges increased $821,000 from overdraft and returned check charges and fees on commercial and deposit accounts. During the year, the Company recorded non-recurring gains on sales of OREO of $628,000.

For the year ended December 31, 2010, noninterest expense increased $52.9 million, or 74.3%, to $124.1 million from $71.2 million for the year ended December 31, 2009 and reflects the FMB acquisition for the eleven months since acquisition date. Other operating expenses increased $26.1 million. This increase included increases in acquisition costs of $7.4 million, increases in amortization of acquired deposit intangible assets of $5.7 million, increases in marketing and advertising expenses of $2.9 million related to Loyalty Banking® premiums and multi-media brand awareness campaigns for Union First Market Bank, and increases in communications expenses of $2.8 million. Data processing fees increased $2.0 million principally as a result of increases in acquired loans and deposits volumes. Additional other increases of $1.4 million related to ATM, bank card and overdraft losses. Professional fees increased $947,000 primarily as a result of higher legal fees for continuing problem loan work outs and foreclosure activity. Due to maintenance of the Company’s portfolio of other real estate owned and collection efforts on problem loans, these types of expenses increased $1.1 million.

Salaries and benefits expense increased $20.7 million primarily due to higher salaries expense of $14.0 million related principally to additional personnel from the FMB acquisition, higher profit sharing expense of $2.8 million from improved profitability, higher group insurance costs of $1.7 million from higher 2010 premiums and additional personnel. Occupancy costs increased $4.1 million primarily related to additional rental expense and operations of acquired branches. Furniture and equipment expense increased $1.9 million resulting from higher depreciation and amortization expense related to acquired fixed assets and maintenance and equipment service contracts.

Mortgage Segment

2011 compared to 2010

For the year ended December 31, 2011, the mortgage segment net income decreased $1.5 million, or 48.5%, to $1.6 million from $3.1 million during the same period in 2010. Originations decreased by $149.3 million from $808.7 million to $659.4 million, or 18.5%, compared to 2010 due to declines in residential mortgage activity and an evolving regulatory environment, which increased demands on production. Gains on the sale of loans decreased $2.3 million, or 10.5%, driven largely by the decline in origination volume. Refinanced loans represented 37.4% of originations during the year compared to 43.1% for 2010. Net interest income declined $907,000, or 40.8%, from the prior year as a result of an increase to the warehouse line of credit borrowing rate by the Bank. This impact was eliminated in consolidation. Salary and benefit expenses decreased $1.2 million primarily due to lower commission expense on decreased origination volume, partially offset by higher salaries expense required to meet evolving regulatory, compliance, and production demands. Other operating expenses increased $322,000, or 12.5%, primarily related to increased costs associated with the processing, underwriting, and compliance components of origination.

In early 2012, the Company hired approximately 28 loan originators in four of its existing mortgage offices and three offices in new markets. These originators were formerly employed by a national mortgage company that announced in November 2011 it was exiting the mortgage origination business. While the timing and volume of the loan production which may result from the addition of these producers is unknown, management anticipates mortgage loan production from these originators of as much as $175 million.

2010 compared to 2009

For the year ended December 31, 2010, the mortgage segment net income increased $688,000, or 28.2%, to $3.1 million from $2.4 million in 2009. Originations increased $104.9 million from $703.7 million to $808.7 million, or 14.9%, compared to 2009, as gains on the sale of loans increased $5.5 million, or 33.1%. Gains on the sale of loans were driven by increased originations in addition to the contribution of newer branches originating loans at favorable margins, adjustments to loan fee and pricing policies and volume related revenue incentives. Noninterest expenses increased $5.0 million. Of this amount, salaries and benefits increased $3.8 million primarily related to increased commissions generated by loan originations as well as costs associated with additional branch office and corporate support personnel required to support production growth. Other operating expenses increased $756,000 principally due to origination related increased underwriting costs and loan expenses, investments in technology and additions to the branch office network.

BALANCE SHEET

Balance Sheet Overview

At December 31, 2011, total cash and cash equivalents were $96.7 million, a decrease of $53.1 million from September 30, 2011, and an increase of $35.5 million from December 31, 2010. During the fourth quarter, the Company paid the Treasury $35.7 million to redeem the Preferred Stock issued to the U.S. Treasury which was assumed in the FMB acquisition and increased investment in securities $34.3 million. At December 31, 2011, net loans were $2.8 billion, a decrease of $2.8 million, virtually unchanged from 2010. Net loans decreased $19.7 million, or 0.7%, from December 31, 2010. Mortgage loans held for sale was $74.8 million, almost unchanged from $74.9 million at December 31, 2010. At December 31, 2011, total assets were $3.9 billion, an increase of $69.8 million from $3.8 billion at December 31, 2010.

Total deposits grew $105.0 million, or 3.4%, for the year ended December 31, 2011, and grew $40.2 million, or 1.3%, during the fourth quarter. Of this amount, interest bearing deposits increased $48.4 million compared to the third quarter driven by higher volumes in money market and NOW accounts partially offset by runoff in certificates of deposit under $100,000. Similarly, interest bearing deposits increased $55.4 million from December 31, 2010, as money market and NOW account balance increases were partially offset by runoff in certificates of deposit. Total borrowings, including repurchase agreements, decreased $7.3 million on a linked quarter basis and decreased $29.5 million from December 31, 2010 as the Company reduced reliance on short-term sources of funds.

During the fourth quarter of 2011, the Company received approval from the Treasury and its regulators to redeem the Preferred Stock issued to the Treasury and assumed by the Company as part of the 2010 acquisition of FMB. On December 7, 2011, the Company paid approximately $35.7 million to the Treasury in full redemption of the Preferred Stock. The repayment will allow the Company to retain capital of approximately $1.8 million annually that had been previously paid to the Treasury in a dividend on the preferred shares redeemed.

The Company’s management remains focused on maintaining adequate levels of liquidity and capital at all times and believes sound risk management practices in underwriting and lending will enable it to successfully weather continued economic uncertainty in the marketplace.

Securities Available for Sale

At December 31, 2011, the Company had securities available for sale, at fair value, in the amount of $640.8 million, or 16.4% of total assets, as compared to $572.4 million, or 14.9%, of total assets at December 31, 2010. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. All of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The following table sets forth a summary of the securities available for sale, at fair value as of December 31, (dollars in thousands):

	2011	2010	2009
U.S. government and agency securities	$4,284	$9,961	$5,763
Obligations of states and political subdivisions	200,207	175,032	124,126
Corporate and other bonds	12,240	15,065	15,799
Mortgage-backed securities	400,318	344,038	236,005
Federal Reserve Bank stock	6,714	6,716	3,683
Federal Home Loan Bank stock	13,947	18,345	14,958
Other securities	3,117	3,284	257

Total securities available for sale, at fair value	$640,827	$572,441	$400,591

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. The Company determined that a single issuer Trust Preferred security incurred credit-related OTTI of $400,000 during the year ended December 31, 2011. No OTTI was recognized in 2010 or 2009. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary cause of temporary impairments was the increase in spreads over comparable Treasury bonds.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale, at fair value and their weighted average yields as of December 31, 2011 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years and Equity Securities	Total
U.S. government and agency securities:
Amortized cost	$—	$3,873	$—	$60	$3,933
Fair value	—	4,094	—	190	4,284
Weighted average yield (1)	—	2.81%	—	—	2.81%

Mortgage backed securities:
Amortized cost	$816	$6,568	$40,791	$342,155	$390,330
Fair value	828	6,847	42,900	349,743	400,318
Weighted average yield (1)	4.60%	3.99%	3.92%	3.23%	3.32%

Obligations of states and political subdivisions:
Amortized cost	$4,730	$6,813	$34,427	$143,148	$189,118
Fair value	4,767	7,073	36,468	151,900	200,208
Weighted average yield (1)	4.92%	4.48%	4.49%	4.11%	4.21%

Other securities:
Amortized cost	$500	$1,517	$826	$33,700	$36,543
Fair value	503	1,393	847	33,273	36,016
Weighted average yield (1)	5.05%	5.35%	4.67%	5.18%	5.18%

Total securities available for sale:
Amortized cost	$6,046	$18,771	$76,044	$519,063	$619,924
Fair value	6,098	19,407	80,215	535,106	640,827
Weighted average yield (1)	4.88%	4.04%	4.18%	3.60%	3.70%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of December 31, 2011, the Company maintained a diversified municipal bond portfolio with approximately 75% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the Commonwealth of Virginia represented 12% and the State of Texas represented 25% of the municipal portfolio. No other state had a concentration above 10%. Approximately 87% of municipal holdings are considered investment grade by Moody’s or Standard & Poor. The non-investment grade securities are principally insured Texas municipalities with no underlying rating. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Loan Portfolio

Loans, net of unearned income were $2.8 billion at both December 31, 2011 and 2010. Loans secured by real estate continue to represent the Company’s largest category, comprising 84.2% of the total loan portfolio.

The following table presents the composition of the Company’s loans, net of unearned income, and as a percentage of the Company’s total gross loans as of December 31, (dollars in thousands):

	2011		2010		2009		2008		2007
Mortgage loans on real estate:
Residential 1-4 family	$447,544	15.9%	$431,614	15.2%	$349,277	18.6%	$292,003	15.6%	$281,847	16.1%
Commercial	985,934	34.9%	924,548	32.6%	596,773	31.8%	550,680	29.4%	500,118	28.6%
Construction, land development and other land loans	444,739	15.8%	489,601	17.3%	307,726	16.4%	403,502	21.5%	396,928	22.7%
Second mortgages	55,630	2.0%	64,534	2.3%	34,942	1.9%	38,060	2.0%	37,875	2.2%
Equity lines of credit	304,320	10.8%	305,741	10.8%	182,449	9.7%	162,740	8.7%	128,897	7.4%
Multifamily	108,260	3.8%	91,397	3.2%	46,581	2.5%	37,321	2.0%	32,970	1.9%
Farm land	26,962	1.0%	26,787	0.9%	26,191	1.4%	30,727	1.6%	18,958	1.1%

Total real estate loans	2,373,389	84.2%	2,334,222	82.3%	1,543,939	82.4%	1,515,033	80.8%	1,397,593	80.0%
Commercial Loans	169,695	6.0%	180,840	6.4%	126,157	6.7%	146,827	7.8%	136,317	7.8%
Consumer installment loans
Personal	241,753	8.6%	277,184	9.8%	148,811	7.9%	160,161	8.5%	173,650	9.9%
Credit cards	19,006	0.7%	19,308	0.6%	17,743	0.9%	15,723	0.8%	13,108	0.7%

Total consumer installment loans	260,759	9.3%	296,492	10.4%	166,554	8.8%	175,884	9.3%	186,758	10.6%
All other loans	14,740	0.5%	25,699	0.9%	37,574	2.0%	36,344	1.9%	27,152	1.6%

Gross loans	2,818,583	100.0%	2,837,253	100.0%	1,874,224	100.0%	1,874,088	100.0%	1,747,820	100.0%

The following table presents the remaining maturities and type of rate (variable or fixed) on commercial and real estate constructions loans as of December 31, 2011 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Construction, land development and other land loans	$444,739	$334,921	$2,261	$2,238	$23	$107,557	$102,420	$5,137
Commercial	$169,695	$84,661	$2,893	$2,893	$—	$82,141	$65,884	$16,257

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

Asset Quality

Overview

The Company experienced substantial improvement in asset quality during 2011. The reduction in levels of nonperforming loans and OREO was favorable even though current economic conditions did not improve materially. While future economic conditions remain uncertain, the Company’s downward trends in levels of past due and nonaccrual loans, improved allowance to nonperforming loans coverage ratio, and continued lower levels of provisions for loan losses demonstrate that its dedicated efforts to improve asset quality are having a positive impact. The magnitude of any change in the real estate market and its impact on the Company is still largely dependent upon continued recovery of commercial real estate and residential housing, and the pace at which the local economies in the Company’s operating markets recover.

The Company’s continued proactive efforts to effectively manage its loan portfolio as well as strategic decisions to reduce levels of OREO have contributed to the improvement in asset quality. Efforts include identifying existing problem credits as well as generating new business relationships. Through early identification and diligent monitoring of specific problem credits where the uncertainty has been realized, or conversely, has been reduced or eliminated, the Company’s management has been able to quantify the credit risk in its loan portfolio, adjust collateral dependent credits to appropriate reserve levels, and further identify those credits not recoverable. The Company continues to refrain from originating or purchasing loans from foreign entities or loans classified by regulators as highly leveraged transactions. The

Company’s loan portfolio does not include exposure to option adjustable rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans or mortgage loans with initial teaser rates, which are all considered higher risk instruments. During the fourth quarter of 2011, the Company made strategic decisions to take losses on the sale of some of its of OREO to take advantage of several opportunities to reduce its OREO balance as the market for those particular pieces of OREO changed or worsened.

Troubled Debt Restructurings (“TDRs”)

On July 1, 2011 the Company adopted the amendments in Accounting Standards Update No. 2011-02 Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). As a result of adopting the amendments in ASU 2011-02, the Company reassessed all loans that were renewed on or after January 1, 2011 for identification as a troubled debt restructuring (“TDR”). The total recorded investment in TDRs as of December 31, 2011 is $112.6 million of which $103.8 million were restructured during the year ended December 31, 2011 under the new guidance of ASU 2011-02. Under this enhanced guidance, the borrower must be experiencing financial difficulty and the bank must have made a concession to such borrower. While it did not reduce the interest rate on these loans, the Company took the position that the renewal of such loans and the lack of an active market for such loans suggested these loans were made at below market terms and resulted in their classification as TDRs. Of the $103.8 million of newly identified TDRs during the year ended December 31, 2011, $80.0 million, or 77.1%, had previously been reported as being impaired with appropriate impairment allowances previously established. The Company had four loans with a recorded investment of $2.2 million, or 2.1% of restructurings during the previous twelve months, which have subsequently defaulted. This low default rate indicates that the modifications made by the Company have been successful in assisting its customers and mitigating the risk in the overall loan portfolio. The impact of this new guidance did not have a material impact on the Company’s non-performing assets, allowance for loan losses, earnings, or capital.

To appropriately manage risk, the Company tends to keep the maturity of classified loans relatively short; therefore, under this new guidance, the Company anticipates that loans already considered to be impaired will likely be designated as TDRs if renewed at their current terms and no concession from the borrower is received. The primary reason for this is that the new guidance places greater emphasis on whether the modification is at market terms given the risk characteristics of the borrower. In this economic environment, the market for a borrower’s experiencing financial difficulty has contracted significantly and thus the borrower is not likely to be able to obtain similar alternative financing. Such a designation of previously impaired loans will have no impact on the Company’s consolidated financial statements because these loans are already being individually evaluated for impairment in accordance with the Company’s allowance for loan loss methodology.

The Company generally does not provide concession on interest rates, with the primary concession being an extension of the term of the loan from the original maturity date. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may be eligible to be removed from TDR status in periods subsequent to the restructuring depending on the performance of the loan. The Company reviews previously restructured loans quarterly in order to determine whether any has performed, subsequent to the restructure, at a level that would allow for it to be removed from TDR status. The Company generally would consider a change in this classification if the loan has performed under the restructured terms for a consecutive twelve month period. At December 31, 2011, the Company had approximately $93.4 million, or 83% of total restructured loans, that were restructured at a market rate of interest and thus will be included in the aforementioned quarterly review process for possible removal.

The Company considers restructured loans that continue to accrue interest under the terms of the restructuring agreement to be performing and restructured loans that have been placed in nonaccrual status as nonperforming. Of the total loans designated as TDRs at December 31, 2011, approximately $98.8 million, or 87.7%, are considered to be performing.

Nonperforming Assets (“NPAs”)

At December 31, 2011, nonperforming assets totaled $77.1 million, a decrease of $20.7 million from the prior year-end. The decrease in NPAs during the year related to net decreases in both nonaccrual loans, excluding purchased impaired loans, of $16.9 million and OREO of $3.8 million. In addition, nonperforming assets as a percentage of total outstanding loans declined 71 basis points from 3.45% at the end of the prior year to 2.74% at December 31, 2011. The majority of the net decrease in nonperforming loans was principally related to commercial and land loans. The majority of the net decrease in OREO was attributable to the sale of commercial real estate, as the net activity related to residential real estate and raw land was minimal.

The following table presents a five-year comparison of nonperforming assets as of December 31, (dollars in thousands):

	2011	2010	2009	2008	2007
Nonaccrual loans (excluding purchased impaired)	$44,834	$61,716	$22,348	$14,412	$9,436
Foreclosed properties	31,243	35,101	21,489	6,511	217
Real estate investment	1,020	1,020	1,020	629	476

Total nonperforming assets	$77,097	$97,838	$44,857	$21,552	$10,129

Loans past due 90 days and accruing interest	$19,911	$15,332	$7,296	$3,082	$905

Nonperforming assets to loans	2.74%	3.45%	2.39%	1.15%	0.58%
Nonperforming assets to loans, foreclosed properties & real estate investments	2.70%	3.40%	2.36%	1.15%	0.58%
Allowance for loan losses to nonaccrual loans	88.04%	62.23%	136.41%	176.91%	204.92%

Nonperforming assets at December 31, 2011 included $44.8 million in nonaccrual loans (excluding purchased impaired loans), a net decrease of $16.9 million, or 27.39%, from the prior year. The decrease was a result of net customer pay downs of approximately $18.7 million, charge-offs of $8.7 million, transfers to OREO of $5.8 million, and loans returning to accruing status of $3.6 million, partially offset by additions of $19.9 million. The majority of the net reduction in nonperforming loans during the year was related to the commercial loan portfolio.

Nonaccrual loans include land loans of $13.3 million, other commercial loans of $10.6 million, commercial construction loans of $10.3 million, commercial real estate loans of $7.9 million, and other loans of $2.7 million. At December 31, 2011, the coverage ratio of the allowance for loan losses to nonperforming loans was 88.0%, an increase from 62.2% a year earlier. Impairment analyses provided appropriate reserves on these nonperforming loans while appropriate reserves on homogenous pools continue to be maintained. The increase in the coverage ratio is primarily related to a decline in nonperforming loans.

Nonperforming assets at December 31, 2011 also included $32.3 million in OREO, a net decrease of $3.8 million, or 10.53%, from the prior year. The net decrease was a result of sales of $14.2 million at a net loss of $1.1 million, additions, including capital improvements, of $12.2 million, and write-downs of $707,000. The additions were principally related to residential real estate, including single-family residences and developed lots, as well as raw land sales; sales from OREO were principally related to residential real estate, including single-family residences, developed lots, and multi-unit rental properties, commercial property, and raw land.

The OREO portfolio is composed of land development of $11.3 million, residential real estate of $11.0 million, land of $6.4 million, commercial real estate of $2.6 million, and land previously held for development of bank branch sites of $1.0 million. Included in land development is $8.8 million related to a residential community in the Northern Neck region of Virginia, which includes developed residential lots, a golf course and undeveloped land. Foreclosed properties were adjusted to their fair values at the time of each foreclosure and any losses were taken as loan charge-offs against the allowance for loan losses at that time. OREO asset valuations are also evaluated at least quarterly and any necessary write down to fair value is recorded as impairment and charged against earnings.

The following provides a roll-forward of the OREO activity from the past three years ended December 31, (dollars in thousands):

	2011	2010	2009
Beginning Balance	$36,122	$22,509	$7,140
Additions	11,625	24,791	19,594
Capitalized Improvements	528	404	374
Valuation Adjustments	(707)	(43)	(61)
Proceeds from sales	(14,240)	(11,747)	(4,452)
Gains (losses) from sales, net	(1,065)	207	(86)

Ending Balance	$32,263	$36,122	$22,509

Charge-offs and delinquencies

For the year ended December 31, 2011, net charge-offs were $15.7 million, or 0.56% of average loans, compared to $16.4 million, or 0.58%, last year. Net charge-offs in the current year included commercial loans of $6.8 million, other consumer loans of $4.2 million, commercial construction of $3.2 million, and home equity lines of credits of $1.5 million. At December 31, 2011, total accruing past due loans were $39.3 million, or 1.40%, of total loans, a decrease from 1.95% a year ago.

Provision/Allowance for loan losses

The provision for loan losses for the year ended December 31, 2011 was $16.8 million, a decrease of $7.6 million from December 31, 2010. The lower provision for loan losses compared to last year reflects improvements in asset quality, tempered by higher reserves on remaining impaired loans, as other impaired loans were charged off. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

The allowance for loan losses as a percentage of the total loan portfolio, including net loans acquired in the FMB and the Harrisonburg branch acquisitions, was 1.40% at December 31, 2011 and 1.35% for the period ended December 31, 2010. The allowance for loan losses as a percentage of the total loan portfolio, adjusted to remove acquired loans which were separately marked to their fair value at the date of acquisition, was 1.83% at December 31, 2011, a decrease from 1.88% a year ago. While the allowance for loan losses as a percentage of the adjusted loan portfolio declined, the coverage ratios significantly improved, which further shows that management’s proactive diligence in working through problem credits is having a significant impact on asset quality. The lower allowance for loan losses as a percentage of loans compared to the loan portfolio, adjusted for acquired loans, is related to the elimination of FMB’s and the Harrisonburg branch’s allowance for loan losses at acquisition. In acquisition accounting, there is no carryover of previously established allowance for loan losses.

The following table summarizes activity in the allowance for loan losses over the past five years ended December 31, for the years presented (dollars in thousands):

	2011	2010	2009	2008	2007
Balance, beginning of year	$38,406	$30,484	$25,496	$19,336	$19,148
Loans charged-off:
Commercial	2,183	2,205	2,039	1,638	207
Real estate	12,669	12,581	8,702	18	—
Consumer	3,014	3,763	3,667	2,544	1,005

Total loans charged-off	17,866	18,549	14,408	4,200	1,212

Recoveries:
Commercial	413	551	71	52	30
Real estate	571	628	807	—	—
Consumer	1,146	924	272	288	310

Total recoveries	2,130	2,103	1,150	340	340

Net charge-offs	15,736	16,446	13,258	3,860	872
Provision for loan losses	16,800	24,368	18,246	10,020	1,060

Balance, end of year	$39,470	$38,406	$30,484	$25,496	$19,336

Allowance for loan losses to loans	1.40%	1.35%	1.63%	1.36%	1.11%
Allowance-to-legacy loans (Non-GAAP)	1.83%	1.88%	N/A	N/A	N/A
Net charge-offs to average loans	0.56%	0.58%	0.71%	0.21%	0.05%

The following table shows an allocation of the allowance for loan losses among loan categories based upon analysis of the loan portfolio’s composition, historical loan loss experience and other factors, as well as the ratio of the related outstanding loan balances to total loans as of December 31, (dollars in thousands).

	2011		2010		2009		2008		2007
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial, financial and agriculture	$9,322	6.1%	$9,071	6.4%	$7,200	6.7%	$6,022	8.1%	$4,567	8.0%
Real estate construction	21,922	15.8%	21,331	17.3%	16,931	16.4%	14,161	21.5%	10,740	22.7%
Real estate mortgage	1,249	68.4%	1,215	65.0%	964	66.0%	806	59.3%	611	57.3%
Consumer & other	6,977	9.7%	6,789	11.3%	5,389	10.9%	4,507	11.1%	3,418	12.0%

Total	$39,470	100.0%	$38,406	100.0%	$30,484	100.0%	$25,496	100.0%	$19,336	100.0%

(1)	The percent represents the loan balance divided by total loans.

Deposits

As of December 31, 2011, total average deposits were $3.1 billion, up $123.8 million from December 31, 2010. Total interest-bearing deposits consist principally of certificates of deposit (“CDs”) and money market account balances. Total certificates of deposit and money market accounts were $1.1 billion and $904.9 million, respectively, or 77.6% of total interest-bearing deposits. During 2011, the Company experienced a shift from longer term CDs into lower cost transaction (NOW, savings and money market) accounts. This shift was driven by the Company’s focus on acquiring low cost deposits in a historically low interest rate environment and contributed to significant improvement in the net interest margin.

The average deposits and rates paid for the past three years and maturities of certificates of deposit of $100,000 and over as of December 31 are as follows (dollars in thousands):

	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$513,352		$468,631		$289,769
Interest-bearing deposits:
NOW accounts	385,715	0.16%	345,927	0.22%	201,520	0.16%
Money market accounts	849,676	0.64%	724,802	0.89%	429,501	1.84%
Savings accounts	172,627	0.37%	151,169	0.37%	99,914	0.38%
Time deposits of $100,000 and over	573,276	1.58%	639,406	1.88%	447,659	3.36%
Brokered CDs	—	0.00%	—	0.00%	8,985	2.75%
Other time deposits	604,172	1.43%	645,110	1.70%	492,186	3.16%

Total interest-bearing	2,585,466	0.94%	2,506,414	1.23%	1,679,765	2.35%

Total average deposits	$3,098,818		$2,975,045		$1,969,534

	Within 3 Months	3 - 6 Months	6 - 12 Months	Over 12 Months	Total	Percent Of Total Deposits
Maturities of time deposits of $100,000 and over	$88,153	$42,216	$138,325	$242,920	$511,614	16.11%

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

The Federal Reserve and the FDIC have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a ratio of total capital to risk-weighted assets of 14.51% and 14.68% at December 31, 2011 and 2010, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 12.85% and 12.95% at December 31, 2011 and 2010, respectively, allowing the Company to meet the definition of “well-capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2011 and 2010. The Company’s equity to asset ratio at December 31, 2011, 2010 and 2009 were 10.79%, 11.16% and 10.90%, respectively. The decline in the equity to assets ratio during 2011 was due to the Company’s redemption of the preferred stock issued to the Treasury.

In connection with two bank acquisitions, Prosperity Bank & Trust Company and Guaranty Financial Corporation, the Company has issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

On December 19, 2008, the Company entered into a Letter Agreement with Treasury, pursuant to which it issued 59,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) for $59 million. The issuance was made pursuant to the Treasury’s Capital Purchase Program (the “CPP”) under the Troubled Asset Relief Program. In November 2009, the Company redeemed the Series A Preferred Stock, by repaying, with accumulated dividends, the $59 million it received in December 2008. Additionally, in December 2009, the Company entered into a Warrant Repurchase Letter Agreement (“Warrant Repurchase”) with the Treasury to repurchase a warrant to purchase 211,318 shares of the Company’s common stock that was issued in connection with the Company’s sale of its Series A Preferred Stock. As a result of the Warrant Repurchase, the Company had no securities issued or outstanding to the Treasury and was no longer participating in the Treasury’s CPP as of November 18, 2009.

The Company’s outstanding series of preferred stock as of December 31, 2010 resulted from the acquisition of First Market Bank. On February 6, 2009, First Market Bank issued and sold to the Treasury 33,900 shares of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B and a warrant to purchase up to 1,695 shares of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C. The Treasury immediately exercised the warrant for the entire 1,695 shares. In connection with the Company’s acquisition of FMB, the Company’s Board of Directors established a series of preferred stock with substantially identical preferences, rights and limitations to the First Market Bank preferred stock, except as explained below. Pursuant to the closing of the acquisition, each share of First Market Bank Series B and Series C preferred stock was exchanged for one share of the Company’s Series B Preferred Stock. The Series B Preferred Stock of the Company pays cumulative dividends to the Treasury at a rate of 5.19% per annum for the first five years and thereafter at a rate of 9.0% per annum. The 5.19% dividend rate is a blended rate comprised of the dividend rate of the 33,900 shares of First Market Bank 5% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B and 1,695 shares of First Market Bank 9% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A. The Series B Preferred Stock of the Company is non-voting and each share has a liquidation preference of $1,000. During the fourth quarter of 2011, the Company received approval from the Treasury and its regulators to redeem the Preferred Stock issued to the Treasury and assumed by the Company as part of the 2010 merger with FMB. On December 7, 2011, the Company paid approximately $35.7 million, from cash, to the Treasury in full redemption of the Preferred Stock.

The following summarizes the Company’s regulatory capital and related ratios over the past three years ended December 31, (dollars in thousands):

	2011	2010	2009
Tier 1 capital:
Preferred stock—liquidity value	$—	$35,595	$—
Common stock—par value	34,672	34,532	24,462
Surplus	187,493	185,763	98,136
Retained earnings	189,824	169,801	155,047
Discount on preferred stock	—	(1,177)	—

Total equity	411,989	424,514	277,645
Plus: qualifying trust preferred capital notes	58,500	58,500	58,500
Less: core deposit intangibles/goodwill/unrealized gain(loss) on AFS	79,866	84,849	63,797

Total Tier 1 capital	390,623	398,165	272,348

Tier 2 capital:
Subordinated debt	12,305	14,892	—
Allowance for loan losses	38,007	38,406	25,374

Total Tier 2 capital	50,312	53,298	25,374

Total risk-based capital	$440,935	$451,463	$297,722

Risk-weighted assets	$3,039,099	$3,075,330	$2,024,824

Capital ratios:
Tier 1 risk-based capital ratio	12.85%	12.95%	13.45%
Total risk-based capital ratio	14.51%	14.68%	14.70%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.14%	10.55%	10.86%
Equity to total assets	10.79%	11.16%	10.90%
Tangible common equity to tangible assets	8.91%	8.22%	8.64%

Commitments and off-balance sheet obligations

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments. For more information pertaining to these commitments, reference Note 11 “Financial Instruments with Off-Balance Sheet Risk” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

At December 31, 2011, Union Mortgage had rate lock commitments to originate mortgage loans amounting to $45.8 million and loans held for sale of $74.8 million. Union Mortgage has entered into corresponding mandatory commitments on a best-efforts basis to sell loans on a servicing-released basis totaling approximately $120.6 million. These commitments to sell loans are designed to eliminate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

The following table represents the Company’s other commitments with balance sheet or off-balance sheet risk as of December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$720,317	$782,782
Standby letters of credit	38,068	38,347
Mortgage loan rate lock commitments	105,284	111,655

Total commitments with off-balance sheet risk	$863,669	$932,784

Commitments with balance sheet risk:
Loans held for sale	$74,823	$73,974

Total commitments with balance sheet risk	$74,823	$73,974

Total other commitments	$938,492	$1,006,758

(1)	Includes unfunded overdraft protection.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2011 (dollars in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$215,691	$—	$—	$—	$215,691
Operating leases	33,440	4,445	7,816	6,506	14,673
Other short-term borrowings	12,337	12,337	—	—	—
Repurchase agreements	50,658	50,658	—	—	—

Total contractual obligations	$312,126	$67,440	$7,816	$6,506	$230,364

For more information pertaining to the previous table, reference Note 5 “Bank Premise and Equipment” and Note 8 “Borrowings” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of the Form 10-K.

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

The Company completed a follow-on equity raise on September 16, 2009, which generated cash and capital of approximately $58.8 million, net of underwriting discounts, commissions and estimated offering expenses from the issuance of 4,725,000 shares of common stock at a price of $13.25 per share. During the fourth quarter of 2009, the Company redeemed the Preferred Stock and warrant issued to the Treasury by repaying $59 million received in December 2008 under the Capital Purchase Program. In the fourth quarter of 2011, the Company redeemed $35.7 million of Preferred Stock issued to the Treasury that was assumed in the 2010 acquisition of FMB. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

At December 31, 2011, cash and cash equivalents and securities classified as available for sale comprised 18.9% of total assets, compared to 16.5% at December 31, 2010. Asset liquidity is also provided by managing loan and securities maturities and cash flows.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The community bank segment maintains Federal funds lines with several regional banks totaling $113.0 million as of December 31, 2011. As of December 31, 2011, there were no outstanding balances on these Federal funds lines. The Company had outstanding borrowings pursuant to securities sold under agreements to repurchase transactions with a maturity of one day of $63.0 million as of December 31, 2011 compared to $69.5 million as of December 31, 2010. Lastly, the Company had a collateral dependent line of credit with the FHLB for up to $776.8 million as of December 31, 2011. There was approximately $141.0 million outstanding under this line at December 31, 2011.

As of December 31, 2011, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, loans held for sale, investment securities, and loans that mature within one year totaled $1.2 billion, or 34.4%, of total earning assets. As of December 31, 2011, approximately $979 million, or 34.7%, of total loans are scheduled to mature within one year.

NON GAAP MEASURES

In reporting the results of 2011 and 2010, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit and trademark intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Cash basis operating earnings per share was $1.33 for the year ended December 31, 2011 compared to $1.10 in 2010. Cash basis return on average tangible common equity and assets for the year ended December 31, 2011 was 10.64% and 0.92%, respectively, compared to 9.35% and 0.76%, respectively, in 2010.

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

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, (dollars in thousands):

	2011	2010
Net income	$30,445	$22,922
Plus: core deposit intangible amortization, net of tax	3,979	4,721
Plus: trademark intangible amortization, net of tax	260	239

Cash basis operating earnings	34,684	27,882

Average assets	3,861,628	3,752,569
Less: average trademark intangible	631	933
Less: average goodwill	58,494	57,566
Less: average core deposit intangibles	23,654	28,470

Average tangible assets	3,778,849	3,665,600

Average equity	441,040	416,577
Less: average trademark intangible	631	933
Less: average goodwill	58,494	57,566
Less: average core deposit intangibles	23,654	28,470
Less: average preferred equity	32,171	31,387

Average tangible common equity	$326,090	$298,221

Weighted average shares outstanding, diluted	26,009,839	25,268,216

Cash basis earnings per share, diluted	$1.33	$1.10
Cash basis return on average tangible assets	0.92%	0.76%
Cash basis return on average tangible common equity	10.64%	9.35%

The allowance for loan losses as a percentage of the total loan portfolio includes net loans acquired in the FMB and the Harrisonburg branch acquisitions. The acquired loans discount or premium to market is accreted/amortized as an increase/decrease to net interest income over the estimated lives of the liabilities. Additional credit quality deterioration above the original credit mark is recorded as additional provisions for loan losses. The following table shows the allowance for loan losses as a percentage of the total loan portfolio, adjusted to remove acquired loans.

	For the year ended December 31,
	2011	2010
Gross loans	$2,818,583	$2,837,253
Less: acquired loans without additional credit deterioration	(663,510)	(793,730)

Gross loans, net of acquired	$2,155,073	$2,043,523
Allowance for loan losses	$39,470	$38,406

Allowance for loan losses ratio	1.40%	1.35%
Allowance for loan losses ratio, net of acquired	1.83%	1.88%

QUARTERLY RESULTS

The following table presents the Company’s quarterly performance for the years ended December 31, 2011 and 2010 (dollars in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth	Total (1)
For the Year 2011
Interest and dividend income	$47,392	$47,756	$47,606	$46,319	$189,073
Interest expense	8,592	8,133	8,160	7,828	32,713

Net interest income	38,800	39,623	39,446	38,491	156,360
Provision for loan losses	6,300	4,500	3,600	2,400	16,800

Net interest income after provision for loan losses	32,500	35,123	35,846	36,091	139,560
Noninterest income	10,547	9,963	11,544	11,723	43,777
Noninterest expenses	34,767	35,872	34,637	36,352	141,628

Income before income taxes	8,280	9,214	12,753	11,462	41,709
Income tax expense	2,086	2,394	3,682	3,102	11,264

Net income	$6,194	$6,820	$9,071	$8,360	$30,445
Dividends paid and accumulated on preferred stock	462	462	462	113	1,499
Accretion of discount on preferred stock	64	65	66	983	1,177

Net income available to common shareholders	$5,668	$6,293	$8,543	$7,264	$27,769

Earnings per share, basic	$0.22	$0.24	$0.33	$0.28	$1.07
Earnings per share, diluted	$0.22	$0.24	$0.33	$0.28	$1.07

For the Year 2010
Interest and dividend income	$43,318	$49,295	$48,440	$48,768	$189,821
Interest expense	9,158	9,755	9,791	9,541	38,245

Net interest income	34,160	39,540	38,649	39,227	151,576
Provision for loan losses	5,001	3,955	5,912	9,500	24,368

Net interest income after provision for loan losses	29,159	35,585	32,737	29,727	127,208
Noninterest income	9,739	12,128	12,353	13,078	47,298
Noninterest expenses	36,800	35,148	33,984	37,069	143,001

Income before income taxes	2,098	12,565	11,106	5,736	31,505
Income tax expense (benefit)	399	3,839	3,033	1,312	8,583

Net income	$1,699	$8,726	$8,073	$4,424	$22,922

Dividends paid and accumulated on preferred stock	303	462	462	462	1,689
Accretion of discount on preferred stock	51	50	62	63	225

Net income (loss) available to common shareholders	$1,345	$8,214	$7,549	$3,899	$21,008

Earnings per share, basic	$0.06	$0.32	$0.29	$0.15	$0.83
Earnings per share, diluted	$0.06	$0.32	$0.29	$0.15	$0.83

(1)	The sum of quarterly financial information may vary from year-to-date financial information due to rounding.

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

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Union First Market Bankshares Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union First Market Bankshares Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Union First Market Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of Union Bankshares Corporation and subsidiaries’ internal control over financial reporting.

Winchester, Virginia

March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have audited Union First Market Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Union First Market Bankshares Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Union First Market Bankshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Union First Market Bankshares Corporation and subsidiaries and our report dated March 14, 2012 expressed an unqualified opinion.

Winchester, Virginia

March 14, 2012

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

(Dollars in thousands, except share amounts)

	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$69,786	$58,951
Interest-bearing deposits in other banks	26,556	1,449
Money market investments	155	158
Federal funds sold	162	595

Total cash and cash equivalents	96,659	61,153

Securities available for sale, at fair value	640,827	572,441

Loans held for sale	74,823	73,974

Loans, net of unearned income	2,818,583	2,837,253
Less allowance for loan losses	39,470	38,406

Net loans	2,779,113	2,798,847

Bank premises and equipment, net	90,589	90,680
Other real estate owned	32,263	36,122
Core deposit intangibles, net	20,714	26,827
Goodwill	59,400	57,567
Other assets	112,699	119,636

Total assets	$3,907,087	$3,837,247

LIABILITIES
Noninterest-bearing demand deposits	$534,535	$484,867
Interest-bearing deposits:
NOW accounts	412,605	381,512
Money market accounts	904,893	783,431
Savings accounts	179,157	153,724
Time deposits of $100,000 and over	511,614	563,375
Other time deposits	632,301	703,150

Total interest-bearing deposits	2,640,570	2,585,192

Total deposits	3,175,105	3,070,059

Securities sold under agreements to repurchase	62,995	69,467
Other short-term borrowings	—	23,500
Long-term borrowings	155,381	154,892
Trust preferred capital notes	60,310	60,310
Other liabilities	31,657	30,934

Total liabilities	3,485,448	3,409,162

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock Series B, $10.00 par value, $1,000 liquidation preference, shares authorized 59,000; issued and outstanding, zero shares at December 31, 2011 and 35,595 shares at December 31, 2010	—	35,595
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 26,134,830 shares at December 31, 2011 and 26,004,197 shares at December 31, 2010	34,672	34,532
Surplus	187,493	185,763
Retained earnings	189,824	169,801
Discount on preferred stock	—	(1,177)
Accumulated other comprehensive income	9,650	3,571

Total stockholders’ equity	421,639	428,085

Total liabilities and stockholders’ equity	$3,907,087	$3,837,247

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(Dollars in thousands, except per share amounts)

	2011	2010	2009
Interest and dividend income:
Interest and fees on loans	$168,479	$169,549	$112,316
Interest on Federal funds sold	1	17	1
Interest on deposits in other banks	123	77	135
Interest and dividends on securities:
Taxable	13,387	13,958	10,606
Nontaxable	7,083	6,220	5,529

Total interest and dividend income	189,073	189,821	128,587

Interest expense:
Interest on deposits	24,346	30,742	39,451
Interest on Federal funds purchased	7	33	27
Interest on short-term borrowings	1,307	1,790	2,261
Interest on long-term borrowings	7,053	5,680	7,032

Total interest expense	32,713	38,245	48,771

Net interest income	156,360	151,576	79,816
Provision for loan losses	16,800	24,368	18,246

Net interest income after provision for loan losses	139,560	127,208	61,570

Noninterest income:
Service charges on deposit accounts	8,826	9,105	8,252
Other service charges, commissions and fees	12,825	11,395	6,003
Gains on securities transactions, net	913	58	163
Other-than-temporary impairment losses	(400)	—	—
Gains on sales of loans	19,840	22,151	16,654
Gains (losses) on sales of other real estate owned and bank premises, net	(2,060)	628	(37)
Other operating income	3,833	3,961	1,932

Total noninterest income	43,777	47,298	32,967

Noninterest expenses:
Salaries and benefits	71,652	67,913	43,315
Occupancy expenses	11,104	11,417	7,051
Furniture and equipment expenses	6,920	6,594	4,573
Other operating expenses	51,952	57,077	30,348

Total noninterest expenses	141,628	143,001	85,287

Income before income taxes	41,709	31,505	9,250
Income tax expense	11,264	8,583	890

Net income	$30,445	$22,922	$8,360
Dividends paid on preferred stock	1,499	1,688	2,696
Amortization of discount on preferred stock	1,177	226	2,790

Net income available to common stockholders	$27,769	$21,008	$2,874

Earnings per common share, basic	$1.07	$0.83	$0.19

Earnings per common share, diluted	$1.07	$0.83	$0.19

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Warrant	Discount on Preferred Stock	Accumu- lated Other Compre- hensive Income (Loss)	Compre- hensive Income (Loss)	Total
Balance—December 31, 2008	$590	$18,055	$101,719	$155,140	$2,808	$(2,790)	$(1,724)		$273,798
Comprehensive income:
Net income—2009				8,360				$8,360	8,360
Unrealized holding gains arising during the period (net of taxes, $3,378)								6,273
Reclassification adjustment for gains included in net income (net of taxes, $57)								(106)

Other comprehensive income (net of taxes, $3,321)							6,167	6,167	6,167

Total comprehensive income								$14,527

Cash dividends on common stock ($.30 per share)				(4,372)					(4,372)
Tax benefit from exercise of stock awards			4						4
Repurchase of preferred stock (59,000 shares)	(590)		(57,439)	(971)					(59,000)
Issuance costs of preferred stock			(67)						(67)
Dividend on preferred stock				(2,696)					(2,696)
Accretion of preferred stock discount				(414)		2,790			2,376
Repurchase of warrant					(2,808)				(2,808)
Issuance of common stock (4,725,000 shares)		6,284	52,644						58,928
Issuance of common stock under Dividend Reinvestment Plan (32,344 shares)		43	402						445
Issuance of common stock under Stock Incentive Plan (1,800 shares)		2	15						17
Issuance of restricted stock under Stock Incentive Plan (14,474 shares)		20	(20)						—
Stock-based compensation expense			420						420

Balance—December 31, 2009	—	24,462	98,136	155,047	—	—	4,443		282,088
Comprehensive income:
Net income—2010				22,922				$22,922	22,922
Change in fair value of interest rate swap (cash flow hedge)								(1,476)
Unrealized holding gains arising during the period (net of taxes, $345)								642
Reclassification adjustment for gains included in net income (net of taxes, $20)								(38)

Other comprehensive loss (net of taxes, $325)							(872)	(872)	(872)

Total comprehensive income								$22,050

Cash dividends on common stock ($.25 per share)				(6,484)					(6,484)
Tax benefit from exercise of stock awards			7						7
Issuance of of preferred stock	35,595					(1,403)			34,192
Dividends on preferred stock				(1,458)					(1,458)
Accretion of discount on preferred stock				(226)		226			—
Issuance of Common Stock (7,477,273 shares)		9,945	86,022						95,967
Issuance of common stock under Dividend Reinvestment Plan (19,085 shares)		25	323						348
Issuance of common stock under Stock Incentive Plan (7,016 shares)		10	51						61
Issuance of restricted stock under Stock Incentive Plan (24,939 shares), net of shares withheld for employee taxes		33	(90)						(57)
Issuance of common stock for services rendered (42,680 shares)		57	536						593
Stock-based compensation expense			778						778

Balance—December 31, 2010	35,595	34,532	185,763	169,801	—	(1,177)	3,571		428,085
Comprehensive income:
Net income—2011				30,445				$30,445	30,445
Change in fair value of interest rate swap (cash flow hedge)								(2,818)
Unrealized holding gains arising during the period (net of tax, $4,346)								9,231
Reclassification adjustment for losses included in net income (net of tax, $179)								(334)

Other comprehensive income (net of tax, $4,167)							6,079	6,079	6,079

Total comprehensive income								$36,524

Cash dividends on common stock ($.28 per share)				(7,284)					(7,284)
Tax benefit from exercise of stock awards			15						15
Repurchase of preferred stock (35,595 shares)	(35,595)								(35,595)
Dividends on preferred stock				(1,961)					(1,961)
Accretion of discount on preferred stock				(1,177)		1,177			—
Issuance of common stock under Dividend Reinvestment Plan (11,932)		16	361						377
Issuance of common stock under Stock Incentive Plan (29,625 shares)		39	158						197
Vesting of restricted stock under Stock Incentive Plan (17,312 shares)		23	(23)						—
Issuance of common stock for services rendered (46,806 shares)		62	502						564
Stock-based compensation expense			717						717

Balance—December 31, 2011	$—	$34,672	$187,493	$189,824	$—	$—	$9,650		$421,639

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011 AND 2010

(Dollars in thousands)

	2011	2010	2009
Operating activities:
Net income	$30,445	$22,922	$8,360
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of bank premises and equipment	6,715	6,502	5,067
Other-than-temporary impairment recognized in earnings	400	—	—
Amortization, net	7,928	6,300	4,407
Provision for loan losses	16,800	24,368	18,246
Gains on the sale of investment securities	(913)	(58)	(163)
Tax benefit from exercise of stock-based awards	15	7	4
Deferred tax benefit	(615)	(1,273)	(2,425)
Origination of loans held for sale	659,441	(808,663)	(703,477)
Proceeds from sales of loans held for sale	(660,290)	788,969	678,621
Gains (loss) on sales of other real estate owned and bank premises, net	2,768	(628)	37
Stock-based compensation expenses	717	778	420
Issuance of common stock grants for services	657	593	516
Prepayment of FDIC insurance assessment	—	—	(11,805)
Decrease (increase) in other assets	8,627	(470)	(1,893)
Increase (decrease) in other liabilities	(2,160)	6,343	5,216

Net cash and cash equivalents provided by operating activities	70,535	45,690	1,131

Investing activities:
Purchases of securities available for sale	(217,643)	(191,030)	(181,219)
Proceeds from sales of securities available for sale	28,800	106,549	14,005
Proceeds from maturities, calls and paydowns of securities available for sale	126,786	126,158	83,964
Net increase in loans	62,126	(23,204)	(33,301)
Net increase in bank premises and equipment	(5,466)	(2,229)	(6,315)
Proceeds from sales of other real estate owned	14,240	11,747	4,452
Cash paid in bank acquisition	(26,437)	—	—
Cash acquired in bank and branch acquisitions	230	137,460	—

Net cash and cash equivalents provided by (used in) investing activities	(17,364)	165,451	(118,414)

Financing activities:
Net increase (decrease) in noninterest-bearing deposits	45,302	19,528	19,393
Net increase (decrease) in interest-bearing deposits	10,875	(74,156)	(30,038)
Net increase (decrease) in short-term borrowings	(29,972)	(132,784)	42,479
Net increase (decrease) in long-term borrowings	489	(897)	(10,000)
Cash dividends paid—common stock	(7,284)	(6,484)	(4,372)
Cash dividends paid—preferred stock	(1,961)	(1,458)	(2,696)
(Repurchase) issuance of preferred stock and warrant	(35,595)	—	(59,499)
Issuance of common stock	574	409	59,390
Taxes paid related to net share settlement of equity awards	(93)	(57)	—

Net cash and cash equivalents (used in) provided by financing activities	(17,665)	(195,899)	14,657

Increase (decrease) in cash and cash equivalents	35,506	15,242	(102,626)
Cash and cash equivalents at beginning of the period	61,153	45,911	148,537

Cash and cash equivalents at end of the period	$96,659	$61,153	$45,911

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$33,030	$38,075	$49,854
Income taxes	8,837	11,794	2,173
Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on securities available for sale	$(13,063)	$929	$9,488
Changes in fair value of interest rate swap (loss) gain	(2,818)	(1,476)	—
Transfers from loans to other real estate owned	(644)	24,791	19,906
Transactions related to bank and branch acquisitions
Increase in assets and liabilities:
Loans	$70,817	$981,541	$—
Securities	—	218,676	—
Other assets	4,324	78,542	—
Noninterest bearing deposits	4,366	171,117	—
Interest bearing deposits	44,503	1,037,206	—
Borrowings	—	75,789	—
Other liabilities	65	1,832	—

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and practices of Union First Market Bankshares Corporation and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States (“U. S.”) (“GAAP”) and follow general practices within the banking industry. Major policies and practices are described below. Effective February 1, 2010, the Company acquired First Market Bank, FSB, a privately held federally chartered savings bank (“First Market Bank” or “FMB”). Upon completion of the merger, the Company changed its name from Union Bankshares Corporation to Union First Market Bankshares Corporation. The acquisition of First Market Bank is discussed in Note 2 “Acquisition” in these “Notes to the Consolidated Financial Statements” and the following footnotes do not contain any financial results of First Market Bank for 2009 or the month of January 2010.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, which is a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Union First Market Bank (the “Bank”) and of Union Investment Services Inc. Subsequent to the acquisition of First Market Bank, it was merged with the Company’s largest subsidiary, Union Bank and Trust Company, in February 2010 and the combined bank operates under the name Union First Market Bank. The remaining two affiliates, Northern Neck State Bank and Rappahannock National Bank were merged into Union First Market Bank during October 2010. Union Mortgage Group, Inc. (“Union Mortgage”) is a wholly owned subsidiary of Union First Market Bank. Union First Market Bank also has a non-controlling interest in Johnson Mortgage Company, L.L.C., which is accounted for under the equity method of accounting. The Company’s Statutory Trust I and II, wholly owned subsidiaries of the Company, were formed for the purpose of issuing redeemable Trust Preferred Capital Notes in connection with the Company’s acquisitions of Guaranty Financial Corporation in May 2004 and its wholly owned subsidiary, Guaranty Bank (“Guaranty”) and Prosperity Bank & Trust Company (“Prosperity”) in April 2006. Accounting Standards Codification (“ASC”) 860 Transfers and Servicing, precludes the Company from consolidating Statutory Trusts I and II. The subordinated debts payable to the trusts are reported as liabilities of the Company. All significant inter-company balances and transactions have been eliminated.

Variable Interest Entities—Current accounting guidance states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate the entity. It also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Management has evaluated the Company’s investment in variable interest entities. The Company’s primary exposure to variable interest entities are the trust preferred securities structures.

Currently, other than the impact described above from the deconsolidation of the trust preferred capital notes, this accounting guidance has not had a material impact on the financial condition or the operating results of the Company.

Use of Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of goodwill and intangible assets, other real estate owned, deferred tax assets and liabilities, other-than-temporary impairment of securities and the fair value of financial instruments.

Business Combinations—Business combinations are accounted for under ASC 805 Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. Costs that the Company expects, but is not obligated to incur in the future, to effect its plan to exit an activity of an acquiree or to terminate the employment of or relocate an acquiree’s employees are not liabilities at the acquisition date. The Company will not recognize these costs as part of applying the acquisition method. Instead, the Company will recognize these costs in its post-combination financial statements in accordance with other applicable accounting guidance.

Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants and advertising costs. The Company will account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable accounting guidance. These acquisition-related costs are included within the Consolidated Statements of Income classified within the noninterest expense caption.

Additional information on acquisitions that occurred during the years ended December 31, 2011 and December 31, 2010 is disclosed in Note 2.

Cash and Cash Equivalents—For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash, cash due from banks, interest-bearing deposits in other banks, money market investments, other interest-bearing deposits, and Federal funds sold.

Investment Securities—Securities classified as available for sale are those debt and equity securities that management intends to hold for an indefinite period of time, including securities used as part of the Company’s asset/liability strategy, and that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Securities available for sale are reported at fair value, with unrealized gains or losses, net of deferred taxes, included in accumulated other comprehensive income in stockholders’ equity.

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

Due to restrictions placed upon the Company’s common stock investment in the Federal Reserve Bank, Federal Home Loan Bank of Atlanta and Community Bankers Bank, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 6% of its outstanding capital.

Loans Held for Sale—Loans originated and intended for sale in the secondary market are sold, servicing released and carried at the lower of cost or estimated fair value, which is determined in the aggregate based on sales commitments to permanent investors or on current market rates for loans of similar quality and type. In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. As a result, loans held for sale are stated at fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans—The Company originates commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and residential real estate loans (including acquisition and development loans and residential construction loans) throughout its market area. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in those markets.

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

The Company has two loan portfolio level segments and fourteen loan class levels for reporting purposes. The two loan portfolio level segments are commercial and consumer.

Within the commercial loan portfolio segment there are seven loan classes for reporting purposes: commercial real estate – owner occupied, commercial real estate – non owner occupied, commercial construction, commercial and industrial, raw land and lots, single family investment real estate, and other commercial.

Commercial real estate – owner occupied loans are term loans made to support owner occupied real estate properties that rely upon the successful operation of the business occupying the property for repayment. General market conditions and economic activity may affect these types of loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by avoiding concentrations to any one business or industry.

Commercial real estate – non owner occupied loans are term loans typically made to borrowers to support income producing properties that rely upon the successful operation of the property for repayment. General market conditions and economic activity may impact the performance of these types of loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by diversifying the lending to various lines of businesses, such as retail, office, multi-family, office warehouse, and hotel as well as avoiding concentrations to any one business or industry.

Commercial construction loans are generally made to commercial and residential builders for specific construction projects. The successful repayment of these types of loans is generally dependent upon (a) a pre-planned commitment for permanent financing from the Company or another lender, or (b) from the sale of the constructed property. These loans carry more risk than both types of commercial real estate term loans due to the dynamics of construction projects, changes in interest rates, long-term financing market, and state and local government regulations. As in commercial real estate term lending, the Company manages risk by using specific underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry.

Commercial and industrial loans generally support our borrowers need for equipment/vehicle purchases and other short-term or seasonal cash flow needs. Repayment relies upon the successful operation of the business. This type of lending carries a lower level of commercial credit risk as compared to other commercial lending within this segment of lending. The Company manages this risk by using general underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry.

Raw land and lot loans are loans generally made to residential home builders to support their land and lot inventory needs. Repayment relies upon the successful performance of the underlying residential real estate project. This type of lending carries a higher level of risk as compared to other commercial lending. This class of lending manages risks related to residential real estate market conditions, a functioning first and secondary market in which to sell residential properties, and the borrower’s ability to manage inventory and run projects. The Company manages this risk by lending to experienced builders and developers, by using specific underwriting policies and procedures for these types of loans, and by avoiding concentrations with any particular customer or geographic region.

Single family investment real estate loans are term loans made to real estate investors to support permanent financing for single family residential income producing properties that rely on the successful operation of the property for repayment. This management mainly involves property maintenance and collection of rents due from tenants. This type of lending carries a lower level of risk as compared to other commercial lending. The Company manages this risk by avoiding concentrations with any particular customer or geographic region.

Other commercial loans generally support small business lines of credit and agricultural lending neither of which are a material source of business for the Company.

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

Nonaccruals, Past Dues, and Charge-offs

The policy for placing commercial loans on nonaccrual status is generally when the loan is 90 days delinquent unless the credit is well secured and in process of collection, but in any event no later than 180 days past due. Consumer loans (consumer construction, mortgages, indirect auto and marine, HELOCs, credit cards and other) are typically charged-off when management judges the loan to be uncollectible or the borrower files for bankruptcy, but no later than 120 days past due and generally not placed on nonaccrual status prior to charge off. Commercial loans are typically written down to net realizable value when it is determined that the Company will be unable to collect the principal amount in full and the amount of the loss is estimable, in any event no later than 180 days. All classes of loans are considered past due or delinquent when a contractual payment has not been satisfied. In all cases, loans are placed on non-accrual status or charged off at an earlier date if collection of principal and interest is considered doubtful and in accordance with regulatory requirements.

For both the commercial and consumer loan segments, all interest accrued but not collected for loans placed on non-accrual status or charged-off is reversed against interest income and accrual of interest income is terminated. Payments and interest on these loans are accounted for using the cost-recovery method by applying all payments received as a reduction to the outstanding principal balance until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The determination of future payments being reasonably assured varies depending on the circumstances present with the loan however, the timely payment of contractual amounts owed for six consecutive months is a primary indicator. In addition, the return of a loan to accrual status is considered and approved by the Company’s Special Assets Loan Committee.

Allowance for Loan Losses (“ALL”)—The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb potential losses in the portfolio. Loans are charged against the allowance when management believes the collectability of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to our underwriting standards. The credit reviews consist of reviews by its internal credit administration group and reviews performed by an independent third party. Upon origination each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk, and this risk rating scale is our primary credit quality indicator. Consumer loans are generally not risk rated, the primary credit quality indicator for this portfolio segment is delinquency status. The Company has various committees that review and ensure that the allowance for loan losses methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.

The Company’s ALL consists of specific, general and unallocated components.

Specific Reserve Component—The specific component relates to commercial loans that are classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Upon being identified as impaired an allowance is established when the discounted cash flows of the impaired loan is lower than the carrying value of that loan for loans not considered to be collateral dependant. The significant majority of the Company’s impaired loans are collateral dependent. The impairment of collateral dependent loans is measured based on the fair value of the underlying collateral (based on independent appraisals), less selling costs, compared to the carrying value of the loan. The Company obtains independent appraisals from a pre-approved list of independent, third party, appraisal firms located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal real estate valuation group performs either a technical or administrative review of all appraisals obtained. A technical review will ensure the overall quality of the appraisal while an administrative review ensures that all of the required components of an appraisal are present. Generally, independent appraisals are updated every 12 to 24 months or as necessary. The Company’s impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Adjustments to appraisals generally include discounts for continued market deterioration subsequent to appraisal date. Any adjustments from appraised value to carrying value are documented in the impairment analysis, which is reviewed and approved by senior credit administration officers and the Special Assets Loan Committee. External appraisals are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through broker price opinions or other valuations sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period.

General Reserve Component—The general component covers non-impaired loans and is derived from an estimate of credit losses adjusted for various environmental factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the product of net charge-off historical loss experience to the loan balance of the loan portfolio averaged during the preceding twelve quarters as management has determined this to adequately reflect the losses inherent in the loan portfolio. The environmental factors consist of national, local and portfolio characteristics and are applied to both the commercial and consumer segments. The following table shows the types of environmental factors management considers:

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

Delinquency levels in portfolio

Charge-off levels in portfolio

Credit concentrations / nature and volume of the portfolio

Unallocated Component – This component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At December 31, 2011 and 2010, there were no material amounts considered unallocated as part of the allowance for loan losses.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Generally, a loan that is classified substandard or worse is considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The impairment loan policy is the same for each of the seven classes within the commercial portfolio segment.

For the consumer loan portfolio segment, large groups of smaller balance homogeneous loans are collectively evaluated for impairment. This evaluation subjects each of the Company’s homogenous pools to a historical loss factor derived from net charge-offs experienced over the preceding twelve quarters. The Company applies payments received on impaired loans to principal and interest based on the contractual terms until they are placed on nonaccrual status at which time all payments received are applied to reduce the principal balance and recognition of interest income is terminated as previously discussed.

Troubled Debt Restructurings—In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. There were no modifications that met this classification for the years ending December 31, 2011 and 2010. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may subsequently be eligible to be removed from TDR status in periods subsequent to the restructuring depending on the performance of the loan. The Company reviews previously restructured loans quarterly in order to determine whether any have performed, subsequent to the restructure, at a level that would allow for them to be removed from TDR status. The Company generally would consider a change in this classification if the loan has performed under the restructured terms for a consecutive twelve month period.

On July 1, 2011, the Company adopted the amendments in Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). As a result of adopting the amendments in ASU 2011-02, the Company reassessed all loans that were renewed on or after January 1, 2011 for identification as a TDR. The Company identified as troubled debt restructurings certain loans for which impairment had previously been measured collectively within their homogeneous pool. Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective evaluation of the impairment measurement guidance for those receivables newly identified as impaired. At December 31, 2011, the recorded investment in loans for which the allowance for loan losses were previously measured collectively within their homogeneous pool and now considered impaired, due to being designated as a TDR, was $23.7 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss, was $221,000. The impact of this new guidance did not have a material impact on the Company’s non-performing assets, allowance for loan losses, earnings, or capital.

Bank Premises and Equipment—Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on the type of asset involved. The Company’s policy is to capitalize additions and improvements and to depreciate the cost thereof over their estimated useful lives ranging from 3 to 40 years. Leasehold improvements are amortized over the shorter of the life of the related lease or the estimated life of the related asset. Maintenance, repairs, and renewals are expensed as they are incurred.

Goodwill and Intangible Assets—The Company’s intangible assets are comprised of goodwill and other intangible assets that were acquired in business combinations. ASC 350, Intangibles-Goodwill and Other (“ASC 350”), prescribes accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of ASC 350 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. The Company has determined that core deposit intangibles have a finite life, and therefore, will continue to be amortized over their estimated useful life.

Other Real Estate Owned (“OREO”)—Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the carrying amount or fair value, less selling costs, at the date of foreclosure, establishing a new cost basis. When the carrying amount exceeds the acquisition date fair value, less selling costs, the excess is charged off against the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell, any valuation adjustments occurring from post acquisition reviews are charged to expense as incurred. Revenue and expenses from operations and changes in the valuation allowance are included in Loan and OREO disclosed in Note 19, “Other Operating Expenses,” in these “Notes to the Consolidated Financial Statements.”

Transfers of Financial Assets—Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Bank Owned Life Insurance—The Company has purchased life insurance on certain key employees and directors. These policies are recorded at their cash surrender value ($53.2 million and $51.0 million at December 31, 2011 and 2010, respectively) and included in “Other assets” on the consolidated balance sheet. Income generated from polices is recorded as noninterest income.

Derivatives—Derivatives are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value. The Company’s derivatives are interest rate swap agreements. For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. For those derivatives designated as a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is recorded as a component of other comprehensive income. For the Company’s loan swaps, offsetting fair values are recorded in other assets and other liabilities with no net effect on other operating income.

Loan Fees—Fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. Deferred fees and costs are recorded as an adjustment to loans outstanding using a method that approximates a constant yield.

Stock Compensation Plan—The Company has adopted ASC 718 Compensation – Stock Compensation (“ASC 718”), which requires the costs resulting from all stock-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value of stock options. The market price of the Company’s common stock at the date of grant is used for nonvested stock awards. The model employs the following assumptions:

•	Dividend yield—calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant;

•	Expected life (term of the option)—based on the average of the contractual life and vesting schedule for the respective option;

•	Expected volatility—based on the monthly historical volatility of the Company’s stock price over the expected life of the options; and

•	Risk-free interest rate—based upon the U. S. Department of the Treasury (the “Treasury”) bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

ASC 718 requires the Company to estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also will affect the amount of estimated unamortized compensation expense to be recognized in future periods.

For more information and tables refer to Note 10 “Employee Benefits” within the “Notes to the Consolidated Financial Statements.”

Income Taxes—Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statement of income. The Company did not have any of these for the periods ending December 31, 2011, 2010 or 2009.

Advertising Costs—The Company follows a policy of charging the cost of advertising to expense as incurred. Advertising costs are disclosed in Note 19 “Other Operating Expenses” in the “Notes to the Consolidated Financial Statements.”

Earnings Per Common Share—Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Net income available to common stockholders deducts from net income the dividends and discount accretion on preferred stock. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and nonvested stock and are determined using the treasury stock method.

Comprehensive Income (Loss)—Comprehensive income (loss) represents all changes in equity that result from recognized transactions and other economic events of the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses under GAAP that are included in comprehensive income, but excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities and interest rate swaps.

Off Balance Sheet Credit Related Financial Instruments—In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Rate Lock Commitments—The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses and will not realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

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

Asset Prepayment Rates—The Company purchases amortizing loan pools and investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from the borrowers’ election to refinance the underlying mortgage based on market and other conditions. The purchase premiums and discounts associated with these assets are amortized or accreted to interest income over the estimated life of the related assets. The estimated life is calculated by projecting future prepayments and the resulting principal cash flows until maturity. Prepayment rate projections utilize actual prepayment speed experience and available market information on similar instruments. The prepayment rates form the basis for income recognition of premiums and discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored monthly and updated periodically to reflect actual activity and the most recent market projections.

Concentrations of Credit Risk—Most of the Company’s activities are with customers located in portions of Central and Tidewater Virginia. Securities Available for Sale and Loans also represent concentrations of credit risk and are discussed in Note 3 “Securities Available for Sale” and Note 4 “Loans and Allowance for Loan Losses” in the “Notes to the Consolidated Financial Statements,” respectively.

Reclassifications—The accompanying consolidated financial statements and accompanying notes, for prior periods reflect certain reclassifications in order to conform to the current presentation. The results of the reclassifications are not considered material and have no effect on previously reported net earnings available to comment shareholders and earnings per share.

Recent Accounting Pronouncements—In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This amends previous guidance to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 became effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This ASU was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption was permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this guidance modify step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this ASU were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities and Exchange Commission (“SEC”) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting,” which requires companies to submit financial statements in extensible business reporting language (“XBRL”) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly reports for fiscal periods ending on or after June 15, 2010. All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company complied with this Rule beginning with the filing on the June 30, 2011 Form 10-Q.

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

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”). This ASU clarifies the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. It also clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this guidance became effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption was permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period was required. As a result of applying these amendments, the Company identified receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, and in accordance with the ASU, the Company applied the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in Note 4 to the Consolidated Financial Statements.

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

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

2. ACQUISITIONS

Harrisonburg Branch Acquisition

On May 20, 2011 the Company completed the purchase of the NewBridge Bank branch in Harrisonburg, Virginia and a potential branch site in Waynesboro, Virginia. Under the parties’ agreement, the Company purchased loans of $72.5 million, assumed deposit liabilities of $48.9 million, and purchased the related fixed assets of the branch. The Company operates the acquired bank branch under the name Union First Market Bank (the “Harrisonburg branch”). The acquisition, which allowed the Company to establish immediately a meaningful presence in a new banking market, is consistent with the Company’s secondary growth strategy of expanding operations along the Interstate Route 81 corridor. The Company’s consolidated statements of income include the results of operations of the Harrisonburg branch from the closing date of the acquisition.

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

For the year ended December 31, 2011, interest income of approximately $3.3 million was recorded on loans acquired in the Harrisonburg branch acquisition. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at December 31, 2011 are as follows (dollars in thousands):

Outstanding principal balance	$54,953
Carrying amount	$53,359

Loans obtained in the acquisition of the Harrisonburg branch for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than 0.01% of the Company’s consolidated assets and, accordingly, are not considered material.

The amounts of the Harrisonburg branch revenue and earnings included in the Company’s consolidated income statement for the year ended December 31, 2011, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2010, are presented in the pro forma table below. These results combine the historical results of the Harrisonburg branch into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2010. In particular, no adjustments have been made to include provision for loan losses in 2010 on the acquired loan portfolio and related branch specific income taxes. The disclosure of the Harrisonburg branch post-acquisition revenue and net income were not practicable due to combining its operations with the Bank upon closing of the acquisition.

	Pro forma for the year ended December 31,
	2011	2010
(dollars in thousands)
Total revenues	$234,450	$242,819
Net income	$31,847	$26,831

The 2011 supplemental pro forma earnings were adjusted to exclude $426,000 of acquisition-related costs incurred in 2011 and $776,000 of nonrecurring income principally related to the fair value adjustments to acquisition-date loans and deposits. The 2011 supplemental pro forma earnings were adjusted to include these charges.

Acquisition related expenses associated with the acquisition of Harrisonburg branch were $426,000 for the year ended December 31, 2011, and are recorded in “Other operating expenses” in the Company’s consolidated statements of income. There were no acquisition related expenses related to the Harrisonburg branch for the year ended December 31, 2010. Such costs principally included system conversion and operations integration charges which have been expensed as incurred.

First Market Bank Acquisition

On February 1, 2010, the Company completed the acquisition of First Market Bank, in an all stock transaction. First Market Bank’s common shareholders received 6,273.259 shares of the Company’s common stock in exchange for each share of First Market Bank’s common stock, resulting in the Company issuing 6,701,478 common shares. The Series A preferred shareholder of First Market Bank received 775,795 shares of the Company’s common stock in exchange for all shares of the FMB Series A preferred stock. In connection with the transaction, the Company issued a total of 7,477,273 common shares with an acquisition date fair value of $96.1 million. The Series B and Series C preferred shareholder of First Market Bank received 35,595 shares of the Company’s Series B preferred stock in exchange for all shares of the Series B and Series C preferred stock.

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

Interest income on acquired loans for the years ended December 31, 2011 and 2010 was approximately $36.9 million and $49.2 million, respectively. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at December 31, 2011 and 2010 are as follows (dollars in thousands):

December 31, 2011:
Outstanding principal balance	$632,602
Carrying amount	$620,048

December 31, 2010:
Outstanding principal balance	$835,706
Carrying amount	$813,947

Loans obtained in the acquisition of the First Market Bank for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than 0.25% of the Company’s consolidated assets and, accordingly, are not considered material.

3. SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at December 31, 2011 and 2010 are summarized as follows (dollars in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
December 31, 2011
U.S. government and agency securities	$3,933	$351	$—	$4,284
Obligations of states and political subdivisions	189,117	11,337	(247)	200,207
Corporate and other bonds	12,839	188	(787)	12,240
Mortgage-backed securities	390,329	10,434	(445)	400,318
Federal Reserve Bank stock—restricted	6,714	—	—	6,714
Federal Home Loan Bank stock—restricted	13,947	—	—	13,947
Other securities	3,044	77	(4)	3,117

	$619,923	$22,387	$(1,483)	$640,827

December 31, 2010
U.S. government and agency securities	$9,610	$454	$(103)	$9,961
Obligations of states and political subdivisions	176,431	2,189	(3,588)	175,032
Corporate and other bonds	15,543	380	(858)	15,065
Mortgage-backed securities	334,696	9,767	(425)	344,038
Federal Reserve Bank stock—restricted	6,716	—	—	6,716
Federal Home Loan Bank stock—restricted	18,345	—	—	18,345
Other securities	3,259	32	(7)	3,284

	$564,600	$12,822	$(4,981)	$572,441

The following table presents the amortized cost and estimated fair value of securities available for sale as of December 31, 2011, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$6,046	$6,098
Due after one year through five years	18,771	19,408
Due after five years through ten years	76,044	80,214
Due after ten years	495,357	511,329

Subtotal	$596,219	$617,049
Federal Reserve Bank stock—restricted	6,714	6,714
Federal Home Loan Bank stock—restricted	13,947	13,947
Other securities	3,044	3,117

Total securities available for sale	$619,923	$640,827

Securities with an amortized cost of $172.1 million and $175.8 million as of December 31, 2011 and 2010, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes. Sales, calls, maturities and paydowns of securities available for sale produced the following results for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009
Proceeds from sales	$28,800	$106,549	$14,005
Proceeds from calls, maturities and paydowns	126,786	126,158	83,964

Total proceeds	155,586	$232,707	$97,969

Gross realized gains	$913	$58	$163
OTTI writedown	(400)	—	—

Net realized gains	$513	$58	$163

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary cause of temporary impairments was the increase in spreads over comparable Treasury bonds. As of December 31, 2011, there were $4.9 million, or 5 issues, of individual securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $722,000 and consisted of municipal obligations and corporate bonds. As of December 31, 2010, there were $18.9 million, or 43 issues, of individual securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $2.0 million and consisted primarily of municipal obligations and corporate bonds.

The Company recognizes an impairment is other-than-temporary if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss.

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. The Company determined that a single issuer Trust Preferred security incurred credit-related other than temporary impairment (“OTTI”) of $400,000 during the year ended December 31, 2011. No OTTI was recognized in 2010 or 2009. There is a possibility that the Company will sell the security before recovering all unamortized costs. The significant inputs the Company considered in determining the amount of the credit loss are as follows:

•	The assessment of security credit rating agencies and research performed by third parties;

•	The continued interest payment deferral by the issuer;

•	The lack of improving asset quality of the issuer and worsening economic conditions; and

•	The security is thinly traded and trading at its historical low, below par.

OTTI recognized for the periods presented is summarized as follow (dollars in thousands):

OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2010	$—
Cumulative credit losses on investment securities	—
Additions for credit losses not previously regognized	400

Cumulative credit losses on investment securities, through December 31, 2011	$400

The following tables present the gross unrealized losses and fair values as of December 31, 2011 and 2010, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
As of December 31, 2011
Obligations of states and political subdivisions	$5,429	$(152)	$1,090	$(95)	$6,519	$(247)
Mortgage-backed securities	97,203	(445)	—	—	97,203	(445)
Corporate and other bonds and securities	2,342	(165)	3,790	(626)	6,132	(791)

	$104,974	$(762)	$4,880	$(721)	$109,854	$(1,483)

As of December 31, 2010
U.S. government and agency securities	$43	$(103)	$—	$—	$43	$(103)
Obligations of states and political subdivisions	82,952	(2,451)	14,762	(1,137)	97,714	(3,588)
Mortgage-backed securities	49,515	(425)	—	—	49,515	(425)
Corporate and other bonds and securities	—	(7)	4,104	(858)	4,104	(865)

	$132,510	$(2,986)	$18,866	$(1,995)	$151,376	$(4,981)

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of unearned income, and consist of the following at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Commercial:
Commercial Construction	$185,359	$205,713
Commercial Real Estate—Owner Occupied	452,407	445,097
Commercial Real Estate—Non-Owner Occupied	655,083	574,690
Raw Land and Lots	214,284	243,662
Single Family Investment Real Estate	192,437	183,867
Commercial and Industrial	212,268	231,306
Other Commercial	44,403	55,290
Consumer:
Mortgage	219,646	212,228
Consumer Construction	20,757	15,615
Indirect Auto	162,708	180,769
Indirect Marine	39,819	46,417
HELOCs	277,101	275,229
Credit Card	19,006	17,103
Other Consumer	123,305	150,267

Total	$2,818,583	$2,837,253

The following table shows the aging of Company’s loan portfolio, by class, at December 31, 2011 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$—	$—	$490	$—	$10,276	$174,593	$185,359
Commercial Real Estate—Owner Occupied	520	—	2,482	1,292	5,962	442,151	452,407
Commercial Real Estate—Non-Owner Occupied	190	64	2,887	1,133	2,031	648,778	655,083
Raw Land and Lots	94	1,124	—	5,623	13,322	194,121	214,284
Single Family Investment Real Estate	779	70	3,637	388	5,048	182,515	192,437
Commercial and Industrial	601	185	3,369	392	5,297	202,424	212,268
Other Commercial	—	25	—	—	238	44,140	44,403
Consumer:
Mortgage	6,748	412	3,804	—	240	208,442	219,646
Consumer Construction	—	—	—	—	207	20,550	20,757
Indirect Auto	2,653	416	443	40	7	159,149	162,708
Indirect Marine	189	795	—	—	544	38,291	39,819
HELOCs	1,678	547	820	865	885	272,306	277,101
Credit Card	245	184	323	—	—	18,254	19,006
Other Consumer	1,421	443	1,657	164	777	118,843	123,305

Total	$15,118	$4,265	$19,912	$9,897	$44,834	$2,724,557	$2,818,583

The following table shows the aging of Company’s loan portfolio, by class, at December 31, 2010 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$1,834	$283	$900	$1,170	$11,410	$190,116	$205,713
Commercial Real Estate—Owner Occupied	1,607	2,027	1,351	1,799	6,261	432,052	445,097
Commercial Real Estate—Non-Owner Occupied	4,671	424	186	1,201	3,896	564,312	574,690
Raw Land and Lots	3,706	631	1,354	7,080	22,546	208,345	243,662
Single Family Investment Real Estate	1,486	281	50	715	10,226	171,109	183,867
Commercial and Industrial	1,727	204	919	835	4,797	222,824	231,306
Other Commercial	—	99	208	—	458	54,525	55,290
Consumer:
Mortgage	5,967	1,944	4,242	—	261	199,814	212,228
Consumer Construction	159	—	—	—	218	15,238	15,615
Indirect Auto	3,457	613	729	82	14	175,874	180,769
Indirect Marine	920	181	481	—	124	44,711	46,417
HELOCs	1,155	371	1,704	980	1,329	269,690	275,229
Credit Card	292	90	199	—	—	16,522	17,103
Other Consumer	2,447	624	3,009	137	176	143,874	150,267

Total	$29,428	$7,772	$15,332	$13,999	$61,716	$2,709,006	$2,837,253

Nonaccrual loans totaled $44.8 million and $61.7 million at December 31, 2011 and 2010, respectively. Had these loans performed in accordance with their original terms, interest income of approximately $1.3 million, $1.0 million, and $566,000 would have been recorded in 2011, 2010, and 2009, respectively. There were no non-accrual loans excluded from impaired loan disclosure at December 31, 2011 and 2010. Loans past due 90 days or more and accruing interest totaled $19.9 million and $15.3 million at December 31, 2011 and 2010, respectively.

The following table shows purchased impaired commercial and consumer loan portfolios, by class, and their delinquency status through December 31, 2011 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Real Estate—Owner Occupied	$206	$50	$1,036	$1,292
Commercial Real Estate—Non-Owner Occupied	—	1,133	—	1,133
Raw Land and Lots	—	—	5,623	5,623
Single Family Investment Real Estate	—	—	388	388
Commercial and Industrial	—	302	90	392
Consumer:
Indirect Auto	6	11	23	40
HELOCs	19	32	814	865
Other Consumer	—	77	87	164

Total	$231	$1,605	$8,061	$9,897

The current column includes loans that are less than 30 days past due.

The following table shows purchased impaired commercial and consumer loan portfolios, by class, and their delinquency status through December 31, 2010 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Construction	$—	$1,170	$—	$1,170
Commercial Real Estate—Owner Occupied	—	791	1,008	1,799
Commercial Real Estate—Non-Owner Occupied	—	1,201	—	1,201
Raw Land and Lots	—	7,080	—	7,080
Single Family Investment Real Estate	—	344	371	715
Commercial and Industrial	—	835	—	835
Consumer:
Indirect Auto	8	10	64	82
HELOCs	20	844	116	980
Other Consumer	81	55	1	137

Total	$109	$12,330	$1,560	$13,999

The current column includes loans that are less than 30 days past due.

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. At December 31, 2011, the Company had $255.1 million in loans considered to be impaired of which $12.3 million were collectively evaluated for impairment and $242.8 million were individually evaluated for impairment. The following table shows the Company’s impaired loans individually evaluated for impairment, by class, at December 31, 2011 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$40,475	$40,524	$—	$37,835	$1,690
Commercial Real Estate—Owner Occupied	20,487	21,010	—	23,364	1,183
Commercial Real Estate—Non-Owner Occupied	37,799	37,855	—	38,084	2,002
Raw Land and Lots	46,791	46,890	—	47,808	1,306
Single Family Investment Real Estate	11,285	11,349	—	11,684	637
Commercial and Industrial	9,467	9,959	—	10,216	423
Other Commercial	1,257	1,257	—	1,269	75
Consumer:
Mortgage	1,202	1,202	—	1,225	70
HELOCs	349	349	—	350	11
Other Consumer	—	—	—	1	—

Total impaired loans without a specific allowance	$169,112	$170,395	$—	$171,836	$7,397

Loans with a specific allowance
Commercial:
Commercial Construction	$12,927	$13,297	$583	$13,811	$343
Commercial Real Estate—Owner Occupied	8,679	8,788	1,961	8,681	267
Commercial Real Estate—Non-Owner Occupied	8,858	8,879	1,069	9,010	322
Raw Land and Lots	22,188	22,429	991	24,553	973
Single Family Investment Real Estate	9,020	9,312	1,140	9,571	321
Commercial and Industrial	8,980	9,133	3,320	10,448	369
Other Commercial	150	150	3	153	10
Consumer:
Mortgage	535	535	11	536	32
Consumer Construction	207	226	86	228	—
Indirect Auto	71	71	—	93	5
Indirect Marine	544	547	263	548	9
HELOCs	785	825	587	1,034	—
Other Consumer	777	804	284	815	5

Total impaired loans with a specific allowance	$73,721	$74,996	$10,298	$79,481	$2,656

Total loans individually evaluated for impairment	$242,833	$245,391	$10,298	$251,317	$10,053

At December 31, 2010, the Company had $284.6 million in loans considered to be impaired of which $9.7 million were collectively evaluated for impairment and $274.9 million were individually evaluated for impairment. The following table shows the Company’s impaired loans individually evaluated for impairment, by class, at December 31, 2010 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$39,509	$39,596	$—	$42,954	$1,757
Commercial Real Estate—Owner Occupied	28,895	28,994	—	28,019	1,637
Commercial Real Estate—Non-Owner Occupied	38,297	38,682	—	38,764	1,793
Raw Land and Lots	64,167	64,265	—	83,839	2,495
Single Family Investment Real Estate	14,449	14,578	—	15,268	533
Commercial and Industrial	14,810	14,864	—	15,154	718
Other Commercial	1,840	1,885	—	1,905	104
Consumer:
Mortgage	2,326	2,340	—	2,396	105
Indirect Auto	133	134	—	160	9
Indirect Marine	124	124	—	124	5
HELOCs	779	780	—	780	26
Other Consumer	177	187	—	187	—

Total loans without a specific allowance	$205,506	$206,429	$—	$229,550	$9,182

Loans with a specific allowance
Commercial:
Commercial Construction	$17,909	$17,948	$1,762	$17,696	$920
Commercial Real Estate—Owner Occupied	3,807	3,844	546	3,196	203
Commercial Real Estate—Non-Owner Occupied	4,890	4,898	694	4,992	320
Raw Land and Lots	18,898	19,044	4,234	18,554	687
Single Family Investment Real Estate	7,954	7,975	787	8,077	307
Commercial and Industrial	11,944	12,092	2,533	11,784	458
Other Commercial	2,606	2,606	—	2,606	—
Consumer:
Consumer Construction	218	228	95	228	—
HELOCs	1,200	1,200	606	1,200	26

Other Consumer	$69,426	$69,835	$11,257	$68,333	$2,921

Total loans individually evaluated for impairment	$274,932	$276,264	$11,257	$297,883	$12,103

At December 31, 2011 and 2010, the recorded investment in loans that were individually evaluated for impairment and have been identified as impaired loans, totaled $242.8 million and $274.9 million, respectively. Impaired loans of $73.7 million and $69.4 million at December 31, 2011 and 2010, contained a valuation allowance of $10.3 million and $11.3 million, respectively. The remaining impaired loans of $169.1 million and $205.5 million at December 31, 2011 and 2010 did not require a valuation allowance. For the years ended December 31, 2011, 2010 and 2009, the average investment in impaired loans was $251.3 million, $297.9 million, and $109.7 million, respectively. The interest income recorded on impaired loans was approximately $10.1 million, $12.1 million and $3.4 million in 2011, 2010 and 2009, respectively.

The Company considers troubled debt restructurings to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Included in the impaired loan disclosure above are $112.6 million of loans considered to be troubled debt restructurings as of December 31, 2011. All loans that are considered to be TDRs are specifically evaluated for impairment in accordance with the Company’s allowance for loan loss methodology. For the year ended December 31, 2011 the recorded investment in restructured loans prior to modification was not materially impacted by the modification.

The following table provides a summary, by class and modification type, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of December 31, 2011 (dollars in thousands):

	Modified to Interest Only			Term Modification at Market Rate			Term Modification below Market Rate			Total
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	—	$—	$—	14	$21,461	$3,185	—	$—	$—	14	$21,461	$3,185
Commercial Real Estate—Owner Occupied	2	398	—	7	7,052	180	2	546	—	11	7,996	180
Commercial Real Estate—Non-Owner Occupied	1	301	—	15	21,476	13	—	—	—	16	21,777	13
Raw Land and Lots	—	—	—	11	25,425	1	4	7,025	—	15	32,450	1
Single Family Investment Real Estate	—	—	—	10	6,750	—	2	1,775	—	12	8,525	—
Commercial and Industrial	—	—	—	10	4,629	204	2	362	—	12	4,991	204
Other Commercial	—	—	—	4	864	—	—	—	—	4	864	—
Consumer:
Mortgage	—	—	—	—	—	—	1	507	—	1	507	—
Other Consumer	—	—	—	2	263	—	—	—	—	2	263	—

Total performing	3	$699	$—	73	$87,920	$3,583	11	$10,215	$—	87	$98,834	$3,583

NonPerforming
Commercial:
Commercial Construction	—	$—	$—	1	$762	$—	4	$4,591	$—	5	$5,353	$—
Commercial Real Estate—Non-Owner Occupied	1	218	—	1	74	—	—	—	—	2	292	—
Raw Land and Lots	1	341	—	2	358	—	3	3,643	—	6	4,342	—
Single Family Investment Real Estate	1	93	—	1	529	—	2	720	—	4	1,342	—
Commercial and Industrial	—	—	—	3	1,134	—	—	—	—	3	1,134	—
Consumer:
Mortgage	1	538	—	4	538	—	—	—	—	5	1,076	—
Other Consumer	—	—	—	1	265	—	—	—	—	1	265	—

Total nonperforming	4	$1,190	$—	13	$3,660	$—	9	$8,954	$—	26	$13,804	$—

The Company considers a default of a restructured loan to occur when subsequent to the restructure, the borrower is 90 days past due or results in foreclosure and repossession of the applicable collateral. The following table shows, by class and modification type, TDRs that occurred during the twelve month period ended December 31, 2011 as well as their post-restructuring default status (dollars in thousands):

	Twelve months ended December 31, 2011
	All Restructurings		Restructurings with payment default
	No. of Loans	Recorded investment at period end	No. of Loans	Recorded investment at period end
Interest only at market rate of interest
Commercial:
Commercial Construction
Commercial Real Estate—Owner Occupied	2	$398	—	$—
Commercial Real Estate—Non-Owner Occupied	1	218	—	—
Raw Land and Lots	1	341	1	341
Single Family Investment Real Estate	1	93	—	—

Total interest only at market rate of interest	5	$1,050	1	$341

Loan term extended at a market rate
Commercial:
Commercial Construction	15	$22,223	—	$—
Commercial Real Estate—Owner Occupied	5	4,908	—	—
Commercial Real Estate—Non-Owner Occupied	16	21,551	—	—
Raw Land and Lots	13	25,784	—	—
Single Family Investment Real Estate	11	7,279	—	—
Commercial and Industrial	13	5,763	2	422
Other Commercial	4	864	—	—
Consumer:
Mortgage	4	538	—	—
Other Consumer	3	527	—	—

Total loan term extended at a market rate	84	$89,437	2	$422

Loan term extended at a below market rate
Commercial:
Commercial Construction	4	$4,591	—	$—
Commercial Real Estate—Owner Occupied	2	546	—	—
Raw Land and Lots	5	4,786	—	—
Single Family Investment Real Estate	4	2,495	1	1,390
Commercial and Industrial	2	362	—	—
Consumer:
Mortgage	1	507	—	—

Total loan term extended at a below market rate	18	$13,287	1	$1,390

Total	107	$103,774	4	$2,153

The following table shows the allowance for loan loss activity, portfolio segment types, balances for allowance for loan losses, and loans based on impairment methodology for the year ended December 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$28,255	$10,189	$(38)	$38,406
Recoveries credited to allowance	924	1,206	—	2,130
Loans charged off	(10,891)	(6,975)	—	(17,866)
Provision charged to operations	9,603	7,078	119	16,800

Balance, end of year	$27,891	$11,498	$81	$39,470

Ending balance: individually evaluated for impairment	8,982	1,231	—	10,213

Ending balance: collectively evaluated for impairment	18,824	10,267	81	29,172

Ending balance: loans acquired with deteriorated credit quality	85	—	—	85

Total	$27,891	$11,498	$81	$39,470

Loans:
Ending balance	$1,956,241	$862,342	$—	$2,818,583

Ending balance: individually evaluated for impairment	229,535	3,401	—	232,936

Ending balance: collectively evaluated for impairment	1,717,878	857,872	—	2,575,750

Ending balance: loans acquired with deteriorated credit quality	8,828	1,069	—	9,897

Total	$1,956,241	$862,342	$—	$2,818,583

The following table shows the allowance for loan loss activity, portfolio segment types, balances for allowance for credit losses, and loans based on impairment methodology for the year ended December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year				$30,484
Recoveries credited to allowance				2,103
Loans charged off				(18,549)
Provision charged to operations				24,368

Balance, end of year	$28,255	$10,189	$(38)	$38,406

Ending balance: individually evaluated for impairment	10,065	701	—	10,766

Ending balance: collectively evaluated for impairment	17,699	9,488	(38)	27,149

Ending balance: loans acquired with deteriorated credit quality	491	—	—	491

Total	$28,255	$10,189	$(38)	$38,406

Loans:
Ending balance	$1,939,625	$897,628	$—	$2,837,253

Ending balance: individually evaluated for impairment	257,175	3,758	—	260,933

Ending balance: collectively evaluated for impairment	1,669,650	892,671	—	2,562,321

Ending balance: loans acquired with deteriorated credit quality	12,800	1,199	—	13,999

Total	$1,939,625	$897,628	$—	$2,837,253

Activity in the allowance for loan losses for the year ended December 31, 2009 is summarized below (dollars in thousands):

2009
Balance, beginning of year	$25,496
Recoveries credited to allowance	1,150
Loans charged off	(14,408)
Provision charged to operations	18,246

Balance, end of year	$30,484

The Company uses the past due status and trends as the primary credit quality indicator of the consumer loan portfolio segment while a risk rating system is utilized for commercial loans. Commercial loans are graded on a scale of 1 through 9. A general description of the characteristics of the risk grades is as follows:

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

•

Risk rated 7 loans are substandard loans and are inadequately protected by the current sound worth or paying capacity of the obligor or the collateral pledged; these loans have well defined weaknesses that jeopardize the liquidation of the debt with the distinct possibility the Company will sustain some loss if the deficiencies are not corrected;

•

Risk rated 8 loans are doubtful of collection and the possibility of loss is high but pending specific borrower plans for recovery, its classification as a loss is deferred until its more exact status is determined; and

•	Risk rated 9 loans are loss loans which are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following table shows all loans, excluding purchased impaired loans, in the commercial portfolios by class with their related risk rating as of December 31, 2011. The risk rating information has been updated through December 31, 2011 (dollars in thousands):

	1-3	4	5	6	7	8	Total
Commercial Construction	$10,099	$84,299	$6,079	$36,650	$48,232	$—	$185,359
Commercial Real Estate—Owner Occupied	88,430	296,825	17,604	21,158	26,389	709	451,115
Commercial Real Estate—Non-Owner Occupied	149,346	367,244	58,844	38,662	39,854	—	653,950
Raw Land and Lots	4,368	99,374	18,767	33,673	52,204	275	208,661
Single Family Investment Real Estate	32,741	116,570	11,928	14,358	16,452	—	192,049
Commercial and Industrial	35,120	123,872	22,079	11,559	19,066	180	211,876
Other Commercial	6,364	15,918	16,739	3,807	1,512	63	44,403

Total	$326,468	$1,104,102	$152,040	$159,867	$203,709	$1,227	$1,947,413

The following table shows all loans, excluding purchased impaired loans, in the commercial portfolios by class with their related risk rating as of December 31, 2010. The risk rating information has been updated through December 31, 2010 (dollars in thousands):

	1-3	4	5	6	7	8	Total
Commercial Construction	$1,879	$98,526	$19,626	$28,879	$55,633	$—	$204,543
Commercial Real Estate—Owner Occupied	82,992	262,712	39,811	26,829	30,954	—	443,298
Commercial Real Estate—Non-Owner Occupied	138,515	306,182	43,715	40,889	44,090	98	573,489
Raw Land and Lots	1,213	88,159	26,255	38,516	82,439	—	236,582
Single Family Investment Real Estate	28,619	110,314	11,714	10,121	22,384	—	183,152
Commercial and Industrial	42,596	127,731	20,429	13,347	26,089	279	230,471
Other Commercial	15,876	16,497	2,842	18,235	1,840	—	55,290

Total	$311,690	$1,010,121	$164,392	$176,816	$263,429	$377	$1,926,825

The following table shows only purchased impaired loans in the commercial portfolios by class with their related risk rating as of December 31, 2011. The credit quality indicator information has been updated through December 31, 2011 (dollars in thousands):

	6	7	8	Total
Commercial Real Estate—Owner Occupied	$—	$1,292	$—	$1,292
Commercial Real Estate—Non-Owner Occupied	—	1,133	—	1,133
Raw Land and Lots	—	5,623	—	5,623
Single Family Investment Real Estate	369	19	—	388
Commercial and Industrial	—	91	301	392

Total	$369	$8,158	$301	$8,828

The following table shows only purchased impaired loans in the commercial portfolios by class with their related risk rating as of December 31, 2010. The credit quality indicator information has been updated through December 31, 2010 (dollars in thousands):

	7	8	Total
Commercial Construction	$944	$226	$1,170
Commercial Real Estate—Owner Occupied	1,384	415	1,799
Commercial Real Estate—Non-Owner Occupied	1,081	120	1,201
Raw Land and Lots	5,393	1,687	7,080
Single Family Investment Real Estate	393	322	715
Commercial and Industrial	288	547	835

Total	$9,483	$3,317	$12,800

Loans acquired are originally recorded at fair value, with certain loans being identified as impaired at the date of purchase. The fair values were determined based on the credit quality of the portfolio, expected future cash flows, and timing of those expected future cash flows. The contractually required payments, cash flows expected to be collected, and fair value as of the date of acquisition were $1,080,780, $1,072,726, and $1,052,358 respectively (dollars in thousands).

The following shows changes in the Company’s acquired loan portfolio and accretable yield for the years ended December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$8,169	$13,999	$13,589	$799,898	$—	$—	$—	$—
Additions	122	276	1,593	70,524	10,107	18,398	19,891	959,868
Accretion	(66)	—	(6,172)	—	(421)	—	(6,302)	—
Charged off	(3,073)	(1,329)	—	(5,988)	(958)	(678)	—	(3,566)
Transfers to OREO	(12)	(174)	—	(2,341)	(559)	(2,842)	—	(6,613)
Payments received, net	—	(2,875)	—	(198,583)	—	(879)	—	(149,791)

Balance at end of period	$5,140	$9,897	$9,010	$663,510	$8,169	$13,999	$13,589	$799,898

5. BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2011 and 2010 are as follows (dollars in thousands):

	2011	2010
Land	$25,749	$24,112
Land improvements and buildings	63,790	62,506
Leasehold improvements	5,206	4,126
Furniture and equipment	37,496	34,724
Equipment lease	62	62
Construction in progress	6,297	8,321

Total	138,600	133,851
Less accumulated depreciation and amortization	48,011	43,171

Bank premises and equipment, net	$90,589	$90,680

Depreciation expense for 2011, 2010 and 2009 was $6.7 million, $6.5 million and $5.1 million, respectively. Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2011 are as follows for the years ending (dollars in thousands):

2012	$4,445
2013	4,027
2014	3,789
2015	3,443
2016	3,063
Thereafter	14,673

Total of future payments	$33,440

The leases contain options to extend for periods up to 20 years. Rental expense for years ended December 31, 2011, 2010 and 2009 totaled $4.9 million, $5.2 million and $2.2 million, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

The Company follows ASC 350, Goodwill and Other Intangible Assets, in accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of this section discontinued the amortization of goodwill and intangible assets with indefinite lives but require an impairment review at least annually and more frequently if certain impairment indicators are evident. Based on the annual testing performed each year the Company has recorded no impairment charges to date.

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years. In connection with the First Market Bank acquisition, the Company recorded $26.4 million of core deposit intangible, $1.2 million of trademark intangible, and $1.1 million in goodwill. None of the goodwill recognized will be deductible for income tax purposes. The core deposit intangible on that acquisition is being amortized over an average of 4.3 years using an accelerated method and the trademark intangible is being amortized over three years using the straight-line method.

In the recent acquisition of the Harrisonburg branch, the Company recorded $1.8 million in goodwill and $9,500 of core deposit intangible. The goodwill is deductible for tax purposes.

Based on the annual testing during the second quarter of each year and the absence of impairment indicators during the quarter ended December 31, 2011, the Company has recorded no impairment charges to date for goodwill or intangible assets.

Information concerning goodwill and intangible assets for years ended December 31, 2011 and 2010 is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2011
Amortizable core deposit intangibles	$46,615	$25,901	$20,714
Unamortizable goodwill	59,742	342	59,400
Trademark intangible	1,200	767	433

December 31, 2010
Amortizable core deposit intangibles	$46,615	$19,788	$26,827
Unamortizable goodwill	57,909	342	57,567
Trademark intangible	1,200	367	833

Amortization expense of core deposit intangibles for the years ended December 31, 2011, 2010 and 2009 totaled $6.1 million, $7.3 million and $1.9 million, respectively. Amortization expense for the year ended December 31, 2011 and 2010, included amortization of the trademark intangibles of $400,000 and $367,000, respectively. The Company had no trademark intangible in 2009. The Harrisonburg branch core deposit intangible of $9,500 was expensed in the second quarter of 2011. As of December 31, 2011, the estimated remaining amortization expense of core deposit and trademark intangibles for each of the five succeeding fiscal years is as follows for the years ending (dollars in thousands):

2012	$5,336
2013	3,830
2014	2,898
2015	2,463
2016	1,862
Thereafter	4,758

Total estimated amortization expense	$21,147

7. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2011 and 2010 was $511.6 million and $563.4 million, respectively. As of December 31, 2011, the scheduled maturities of time deposits are as follows for the years ending (dollars in thousands):

2012	$678,064
2013	182,365
2014	174,250
2015	48,358
2016	59,257
Thereafter	1,621

Total scheduled maturities of time deposits	$1,143,915

The amount of time deposits held in Certificates of Deposit Account Registry Service accounts (i.e., CDARs) was $39.9 million and $62.0 million as of December 31, 2011 and 2010, respectively. These deposits had a maturity of less than one year.

The Company classifies deposit overdrafts as other consumer loans. As of December 31, 2011 and 2010, these deposits totaled $1.3 million and $1.4 million, respectively.

8. BORROWINGS

Short-term Borrowings

Total short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Also included in total short-term borrowings are Federal funds purchased, which are unsecured overnight borrowings from other financial institution. Total short-term borrowings consist of the following as of December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Securities sold under agreements to repurchase	$62,995	$69,467
Other short-term borrowings	—	23,500

Total short-term borrowings	$62,995	$92,967

Maximum month-end outstanding balance	$78,622	$163,808
Average outstanding balance during the year	73,831	108,299
Average interest rate during the year	0.49%	1.38%
Average interest rate at end of year	0.47%	0.49%

Long-term Borrowings

At both December 31, 2011 and 2010, the Company’s fixed-rate long-term debt was made up of FHLB advances that mature on various dates through 2018 at interest rates that range from 3.60% to 3.84%. The company’s fixed rate FHLB advances are convertible to floating rate advances at the FHLB’s option at various conversion dates in 2013. The carrying value of the loans and securities pledged as collateral for FHLB advances total $849.5 million as of December 31, 2011.

As of December 31, 2011, the advances from the FHLB consist of the following (dollars in thousands):

Long Term Type	Interest Rate	Maturity Date	Conversion Date	Option Frequency	Advance Amount
Convertible	3.60%	5/23/2018	5/23/2013	Once	$65,000
Convertible	3.84%	8/22/2018	8/22/2013	Once	55,000
Convertible	3.60%	5/23/2018	5/23/2013	Once	10,000
Convertible	3.60%	5/23/2018	5/23/2013	Once	10,000

					$140,000

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Guaranty. A Trust Preferred Capital Note of $22.5 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 2.75%) which adjusts and is payable quarterly. The interest rate at December 31, 2011 was 3.33%. The capital securities were redeemable at par beginning on June 17, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, while $696,000 is reflected as the Company’s investment in Statutory Trust I reported as “Other assets” within the consolidated balance sheet.

During the first quarter of 2006, the Company’s Statutory Trust II, a wholly owned subsidiary, was formed for the purpose of issuing redeemable capital securities in connection with the acquisition of Prosperity that was completed on April 1, 2006. A Trust Preferred Capital Note of $36.0 million was issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) which adjusts and is payable quarterly. The interest rate at December 31, 2011 was 1.98%. The redeemable securities were redeemable at par begining on March 31, 2011 and each quarterly anniversary of such date until the securities mature in 30 years on March 31, 2036. The principal asset of the Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes, while $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the consolidated balance sheet. See Note 20 “Derivatives” in these “Notes to the Consolidated Financial Statements” whereby this security was party to an interest rate swap.

As part of the acquisition of First Market Bank, the Company assumed $15.4 million of subordinated debt with terms of LIBOR plus 1.45% and a maturity date of April 2016.

As of December 31, 2011, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Fixed Rate	Adjustable Rate
	FHLB Avdvances	Trust Preferred Capital Notes	Subordintated Debt	Total Long-term Borrowings
2012	$—	$—	$—	$—
2013	—	—	—	—
2014	—	—	—	—
2015	—	—	—	—
2016	—	—	15,381	15,381
Thereafter	140,000	60,310	—	200,310

Total long-term borrowings	$140,000	$60,310	$15,381	$215,691

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

The Bank maintains Federal funds lines with several correspondent banks totaling $113.0 million and $129.0 million at ended December 31, 2011 and 2010, respectively. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $776.8 million and $660.5 million at December 31, 2011 and 2010, respectively.

9. INCOME TAXES

The Company files income tax returns in the U. S., the Commonwealth of Virginia, and other states. With few exceptions, the Company is no longer subject to U. S. federal, state and local income tax examinations by tax authorities for years prior to 2008.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Deferred tax assets:
Allowance for loan losses	$13,822	$13,442
Benefit plans	1,300	1,164
Nonaccrual loans	1,577	1,374
Purchase accounting	5,110	8,467
Other	2,524	1,787

Total deferred tax assets	$24,333	$26,234

Deferred tax liabilities:
Depreciation
Purchase accounting	$6,447	$8,729
Other	2,303	2,561
Securities available for sale	6,158	1,990

Total deferred tax liabilities	14,908	13,280

Net deferred tax asset	$9,425	$12,954

In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies. Management believes it is more likely than not the Company will realize its deferred tax assets and, accordingly, no valuation allowance has been established.

The provision for income taxes charged to operations for the years ended December 31, 2011, 2010, and 2009 consists of the following (dollars in thousands):

	2011	2010	2009
Current tax expense	$11,879	$9,856	$3,315
Deferred tax expense (benefit)	(615)	(1,273)	(2,425)

Income tax expense	$11,264	$8,583	$890

The income tax expense differs from the amount of income tax determined by applying the U. S. federal income tax rate to pretax income for the years ended December 31, 2011, 2010, and 2009, due to the following (dollars in thousands):

	2011	2010	2009
Computed “expected” tax expense	$14,600	$11,027	$3,238
(Decrease) in taxes resulting from:
Tax-exempt interest income, net	(2,681)	(2,513)	(2,180)
Other, net	(655)	69	(168)

Income tax expense	$11,264	$8,583	$890

The effective tax rates were 27.1%, 27.2%, and 9.6%, for years ended December 31, 2011, 2010, and 2009, respectively. Tax credits totaled $203,000, $132,000, and $172,000, for the years ended December 31, 2011, 2010, and 2009, respectively.

10.     EMPLOYEE BENEFITS

The Company has a 401(k) Plan that allows employees to make pre-tax contributions for retirement. The 401(k) Plan provides for the Company to match employee contributions based on each employee contribution percentage. For each employee’s 1% through 3% dollar contributions, the Company will match 100% of such dollar contributions, and for each employee’s 4% through 5% dollar contributions, the Company will match 50% of such dollar contributions. The Company also has an Employee Stock Ownership Plan (“ESOP”). All full-time employees of the Company with 1,000 hours of service are eligible to participate in the ESOP. The Company makes discretionary profit sharing contributions into the 401(k) Plan, ESOP and in cash. Company discretionary contributions to both the 401(k) Plan and the ESOP are allocated to participant accounts in proportion to each participant’s compensation and vest over five and six year periods, respectively. Employee contributions to the ESOP are not allowed. The 401(k) Plan does provide for limited investment in the Company’s common stock.

The following were payments made in accordance with the plans described above in 2011, 2010, and 2009 (dollars in thousands):

	2011	2010	2009
401(k) Plan	$1,374	$1,574	$1,115
ESOP	1,700	—	289
Cash	315	—	226

Total	$3,389	$1,574	$1,630

The Company has an obligation to certain members of the Bank’s Board of Directors under deferred compensation plans in the amount of $1.0 million at December 31, 2011 and 2010. The expenses related to the deferred compensation plans were $80,000, $84,000 and $102,000 for the years ended December 31, 2011, 2010 and 2009, respectively. These benefits will be fully funded by life insurance proceeds.

The Company’s Board of Directors has approved an annual incentive compensation plan as a means of attracting, rewarding and retaining key executives. Each annual plan, as it may be amended from time to time, is based on both corporate and individual objectives established annually for each participant. Each participant is evaluated within these two categories to determine eligibility and rate of incentive compensation based on performance. Salaries and benefits expense for incentive compensation under this plan was $711,000, $650,000 and zero for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) and the 2003 Stock Incentive Plan (the “2003 Plan”) provide for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company and its subsidiaries. The 2011 Plan became effective on January 1, 2011 after its approval by shareholders at the annual meeting of shareholders held on April 26, 2011. The 2011 Plan makes available 1,000,000 shares, which may be awarded to employees of the Company and its subsidiaries in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Approximately 3,600 shares remain available for grant under the 2003 Plan. Under both plans, the option price cannot be less than the fair market value of the stock on the grant date. The Company issues new shares to satisfy stock-based awards. The stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of 20% over a five year vesting schedule. There remain approximately 907,000 shares available as of December 31, 2011 for issuance under the 2011 and 2003 Plans.

For the year ended December 31, 2011, the Company recognized stock-based compensation expense of approximately $552,000 net of tax, or $0.02 per common share. For the years ended December 31, 2010 and 2009, the Company recognized stock-based compensation expense of approximately $567,000 and $306,000, respectively, net of tax, or $0.02 per common share in both years.

Stock Options

The following table summarizes the stock option activity for the last three years:

	Number of Stock Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance, December 31, 2008	216,077	$21.12	175,278	$19.62
Granted	3,490	12.59
Exercised	(1,800)	9.67
Forfeited	(1,587)	26.48

Balance, December 31, 2009	216,180	21.03	187,224	20.24
Granted	130,000	16.40
Exercised	(7,016)	8.66
Forfeited	(14,388)	20.52

Balance, December 31, 2010	324,776	19.38	183,544	20.90
Granted	134,046	12.11
Exercised	(29,625)	10.21
Forfeited	(6,447)	17.22

Balance, December 31, 2011	422,750	17.70	184,985	22.28

A summary of options outstanding at December 31, 2011 is as follows:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		$10.67	180	—	yrs	$10.67	180	$10.67
		$12.11	134,045	9.32		$12.11	—	$0.00
$12.59	—	$14.82	5,850	7.84		$13.43	1,740	$13.16
		$16.45	118,314	8.32		$16.45	23,669	$16.45
		$18.58	46,140	1.06		$18.58	46,140	$18.58
$18.98	—	$20.41	9,300	3.70		$20.15	7,680	$20.09
		$22.65	45,675	2.08		$22.65	45,674	$22.65
$23.50	—	$27.62	40,683	3.97		$25.56	37,339	$25.38
		$31.57	19,563	4.15		$31.57	19,563	$31.57
		$31.84	3,000	3.96		$31.84	3,000	$31.84

$10.67	—	$31.84	422,750	6.42	yrs	$17.70	184,985	$22.28

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Dividend yield	2.36%	2.48%	2.45%
Expected life in years	7.0	7.0	7.2
Expected volatility	41.02%	37.92%	34.84%
Risk-free interest rate	2.71%	3.23%	2.80%

Weighted average fair value per option granted	$4.31	$5.53	$3.89

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of December 31, 2011 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	422,750	184,985
Weighted average remaining contractual life in years	6.42	3.33
Weighted average exercise price on shares above water	$12.12	$12.33
Aggregate intrinsic value	$161	$1

During the year ended December 31, 2011, the total intrinsic value for stock options exercised was $88,000. The total intrinsic value of stock options outstanding was $1,000. The fair value of stock options vested was approximately $238,000. Cash received from the exercise of stock options for the year ended December 31, 2011 was approximately $302,000, and the tax benefits realized from tax deductions associated with options exercised during the year were $15,000.

During the year ended December 31, 2010, the total intrinsic value for stock options exercised during the year was $32,000. The total intrinsic values of stock options outstanding and exercisable were $138,000. The fair value of stock options vested was approximately $97,000. Cash received from the exercise of stock options for the year ended December 31, 2010 was approximately $61,000 and the tax benefits realized from tax deductions associated with options exercised during the year were $7,000.

Nonvested Stock

The 2003 and the 2011 Stock Incentive Plans permit the granting of nonvested stock but are limited to one-third of the aggregate number of total awards granted. This equity component of compensation is divided between restricted (time-based) stock grants and performance-based stock grants. Generally, the restricted stock vests 50% on each of the third and fourth anniversaries from the date of the grant. The performance-based stock is subject to vesting on the fourth anniversary of the date of the grant based on the performance of the Company’s stock price. The value of the nonvested stock awards was calculated by multiplying the fair market value of the Company’s common stock on grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends (restricted stock), if any, except for the nonvested stock under the performance-based component (performance stock).

The following table summarizes nonvested stock activity for the year ended December 31, 2011:

	Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2010	109,277	$15.93
Granted	77,225	11.39
Vested	(17,312)	18.60
Forfeited	(22,633)	12.00

Balance, December 31, 2011	146,557	12.62

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of December 31, 2011 will be recognized as follows for the years ending (dollars in thousands):

	Stock Options	Restricted Stock	Total
2012	$268	$632	$900
2013	262	398	660
2014	260	83	343
2015	170	16	186
2016	48	—	48

Total	$1,008	$1,129	$2,137

At December 31, 2011, there was $2.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. The cost is expected to be recognized through 2016.

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

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case by case basis. At December 31, 2011 and 2010, the Company had outstanding loan commitments approximating $720.3 million and $782.8 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled $38.1 million and $38.3 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, Union Mortgage had rate lock commitments to originate mortgage loans amounting to $45.8 million and loans held for sale of $74.8 million. Union Mortgage has entered into corresponding mandatory commitments on a best-efforts basis to sell loans on a servicing released basis totaling approximately $120.6 million. These commitments to sell loans are designed to eliminate Union Mortgage’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 20 “Derivatives” in these “Notes to the Consolidated Financial Statements” for additional information.

12. RELATED PARTY TRANSACTIONS

The Company has entered into loan transactions with its directors, principal officers and affiliated companies in which they are principal stockholders. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. There were no changes in terms or loan modifications from the preceding period. The following schedule summarizes the changes in loan amounts outstanding to these persons during the periods indicated (dollars in thousands):

	2011	2010
Balance at January 1	$21,679	$21,944
Merged out balances	—	(7,569)
Merged in balances	—	216
Advances	12,462	17,876
Repayments	(4,725)	(10,788)

Balance at December 31	$29,416	$21,679

The Company has also entered into deposit transactions with its directors, principal officers and affiliated companies in which they are principal stockholders, all of which are under the same terms as other customers. The aggregate amount of these deposit accounts was $26.5 million and $20.8 million at December 31, 2011 and 2010, respectively.

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

There were approximately 383,101, 259,682 and 176,531 shares underlying anti-dilutive options as of December 31, 2011, 2010, and 2009, respectively, which were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the years ended December 31, 2011, 2010 and 2009 (in thousands except per share data):

	Net Income Available to Common Stockholders (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2011
Basic EPS	$27,769	25,981	$1.07
Effect of dilutive stock awards	—	29	—

Diluted EPS	$27,769	26,010	$1.07

For the Year Ended December 31, 2010
Basic EPS	$21,008	25,222	$0.83
Effect of dilutive stock awards	—	46	—

Diluted EPS	$21,008	25,268	$0.83

For the Year Ended December 31, 2009
Basic EPS	$2,874	15,161	$0.19
Effect of dilutive stock awards	—	41	—

Diluted EPS	$2,874	15,202	$0.19

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

On September 2, 2009, Union Mortgage, a wholly owned subsidiary of the Company, received notice that it was being sued in Maryland state court in a class action lawsuit under the Maryland Secondary Mortgage Loan Law (the “SMLL”). In general, the lawsuit alleged that Union Mortgage, in connection with making second mortgage loans to customers, violated the SMLL by charging certain fees, closing costs and interest in excess of the limitations established by the SMLL. The case was removed to federal court and consolidated for certain pre-trial purposes with approximately 18 other cases brought under the SMLL by the same attorneys. Union Mortgage was a defendant in only one of these cases. On April 23, 2010, Union Mortgage filed an answer and a motion for judgment on the pleadings as to certain issues. In 2011, the lawsuit was dismissed as a result of the parties’ confidential settlement with no material financial impact upon either UMG or the Company.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2011 and 2010, the aggregate amount of daily average required reserves was approximately $14.2 million and $13.2 million, respectively.

The Company has approximately $3.0 million in deposits in other financial institutions. The Dodd-Frank Act, which was signed into law on July 21, 2010, provides unlimited deposit insurance coverage for transaction accounts through December 31, 2012.

15. REGULATORY MATTERS AND CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on financial statements of the Company and the subsidiary bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total Risk-Weighted Assets (as defined) and Tier 1 capital (as defined) to Average Assets (as defined) and Risk-Weighted Assets. Management believes, as of December 31, 2011, that the Company met all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank’s capital amounts and ratios are also presented in the following table at December 31, 2011 and 2010 (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes		Required in Order to Be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total capital to risk weighted assets:
Consolidated	$440,935	14.51%	$243,128	8.00%	NA	NA
Union First Market Bank	423,991	14.02%	241,934	8.00%	$302,417	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	390,623	12.85%	121,564	4.00%	NA	NA
Union First Market Bank	373,778	12.36%	120,967	4.00%	181,450	6.00%
Tier 1 capital to average adjusted assets:
Consolidated	390,623	10.14%	154,037	4.00%	NA	NA
Union First Market Bank	373,778	9.78%	152,922	4.00%	191,153	5.00%

As of December 31, 2010
Total capital to risk weighted assets:
Consolidated	451,463	14.68%	246,026	8.00%	NA	NA
Union First Market Bank	396,239	12.98%	244,250	8.00%	$305,312	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	398,165	12.95%	123,013	4.00%	NA	NA
Union First Market Bank	343,180	11.24%	122,125	4.00%	183,187	6.00%
Tier 1 capital to average adjusted assets:
Consolidated	398,165	10.55%	151,013	4.00%	NA	NA
Union First Market Bank	343,180	9.19%	149,439	4.00%	186,798	5.00%

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

The Company’s Series B of preferred stock resulted from the acquisition of First Market Bank. On February 6, 2009, First Market Bank issued and sold to the Treasury 33,900 shares of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B and a warrant to purchase up to 1,695 shares of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C. The Treasury immediately exercised the warrant for the entire 1,695 shares. In connection with the Company’s acquisition of FMB, the Company’s board of directors established a series of preferred stock with substantially identical preferences, rights and limitations to the First Market Bank preferred stock, except as explained below. Pursuant to the closing of the acquisition, each share of First Market Bank Series B and Series C preferred stock was exchanged for one share of the Company’s Series B Preferred Stock. The Series B Preferred Stock of the Company paid cumulative dividends to the Treasury at a rate of 5.19% per annum. The 5.19% dividend rate is a blended rate comprised of the dividend rate of the 33,900 shares of First Market Bank 5% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B and 1,695 shares of First Market Bank 9% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A. The Series B Preferred Stock of the Company is non-voting and each share has a liquidation preference of $1,000. During the fourth quarter of 2011, the Company received approval from the Treasury and its regulators to redeem the Preferred Stock issued to the Treasury and assumed by the Company as part of the 2010 merger with FMB. On December 7, 2011, the Company paid approximately $35.7 million, from existing capital, to the Treasury in full redemption of the Preferred Stock.

16. FAIR VALUE MEASUREMENTS

The Company follows ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. This section clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

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

Interest rate swap agreement used for interest rate risk management

Interest rate swaps are recorded at fair value on a recurring basis. The Company utilizes an interest rate swap agreement as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company determines the fair value of its interest rate swap using externally developed pricing models based on market observable inputs and therefore classifies such valuation as Level 2. The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010 (dollars in thousands):

	Fair Value Measurements at December 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap—loans	$—	$66	$—	$66
Securities available for sale:
U.S. government and agency securities	—	4,284	—	4,284
Obligations of states and political subdivisions	—	200,207	—	200,207
Corporate and other bonds	—	12,240	—	12,240
Mortgage-backed securities	—	400,318	—	400,318
Other securities	—	3,117	—	3,117

Total	$—	$620,232	$—	$620,232

LIABILITIES
Interest rate swap—loans	$—	$66	$—	$66
Cash flow hedge—trust	—	4,293	—	4,293

Total	$—	$4,359	$—	$4,359

	Fair Value Measurements at December 31, 2010 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap—loans	$—	$189	$—	$189
Securities available for sale:
U.S. government and agency securities	—	9,961	—	9,961
Obligations of states and political subdivisions	—	175,032	—	175,032
Corporate and other bonds	—	15,065	—	15,065
Mortgage-backed securities	—	344,038	—	344,038
Other securities	—	3,284	—	3,284

Total	$—	$547,569	$—	$547,569

LIABILITIES
Interest rate swap—loans	$—	$189	$—	$189
Cash flow hedge—trust	—	1,476	—	1,476

Total	$—	$1,665	$—	$1,665

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2011 and 2010. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than two years old, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. At December 31, 2011, the Company’s Level 3 loans consisted of nine relationships secured by residential real estate and lots of $13.9 million with a reserve of $1.1 million; four relationships secured by commercial real estate of $7.5 million and a reserve of $911,000; one relationship secured by land of $14.5 million with a reserve of $28,000; and one relationship secured by receivables of $1 million with a reserve $39,000. At December 31, 2010, the Company’s Level 3 loans consisted of five relationships secured by commercial real estate of $5.2 million with a $492,000 valuation reserve; four relationships secured by residential real estate and lots of $3.6 million with a valuation reserve of $525,000; and two relationships secured by inventory, receivables or equipment of $305,000 with a $244,000 valuation reserve.

Other real estate owned

Fair values of other real estate owned are carried at the lower of carrying value or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as Level 2 valuation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. Total valuation expenses related to OREO properties for the years ended December 31, 2011 and 2010 were $707,000 and $43,000, respectively.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at December 31, 2011 and 2010 (dollars in thousands):

	Fair Value Measurements at December 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$74,823	$—	$74,823
Impaired loans	—	28,525	34,898	63,423
Other real estate owned	—	—	32,263	32,263

Total	$—	$103,348	$67,161	$170,509

	Fair Value Measurements at December 31, 2010 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$73,974	$—	$73,974
Impaired loans	—	59,992	7,895	67,887
Other real estate owned	—	—	36,122	36,122

Total	$—	$133,966	$44,017	$177,983

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2011 and 2010, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2011 and 2010 are as follows (dollars in thousands):

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$96,659	$96,659	$61,153	$61,153
Securities available for sale	640,827	640,827	572,441	572,441
Loans held for sale	74,823	74,823	73,974	73,974
Net loans	2,779,113	2,794,914	2,798,847	2,811,023
Interest rate swap—loans	66	66	189	189
Accrued interest receivable	16,626	16,626	15,980	15,980

Financial liabilities:
Deposits	$3,175,105	$3,191,256	$3,070,059	$3,078,130
Borrowings	278,686	277,374	308,169	314,684
Accrued interest payable	1,865	1,865	2,182	2,182
Cash flow hedge—trust	4,293	4,293	1,476	1,476
Interest rate swap—loans	66	66	189	189

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

17. PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by Union First Market Bankshares Corporation (the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2011, the aggregate amount of unrestricted funds, which could be transferred from the Company’s Bank to the Parent Company, without prior regulatory approval, totaled approximately $45.2 million, or 10.7%, of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY

BALANCE SHEETS

AS OF DECEMBER 31, 2011 and 2010

(Dollars in thousands)

	2011	2010
ASSETS
Cash	$7,275	$29,217
Securities available for sale, at fair value	—	13,158
Bank premises and equipment, net	13,591	16,135
Other assets	3,837	4,648
Investment in subsidiaries	474,412	439,183

Total assets	$499,115	$502,341

LIABILITIES & STOCKHOLDERS’ EQUITY
Long-term borrowings	$10,000	$10,625
Trust preferred capital notes	60,310	60,310
Other liabilities	7,166	3,321

Total liabilities	77,476	74,256

Preferred stock	—	35,595
Common stock	34,672	34,532
Surplus	187,493	185,763
Retained earnings	189,824	169,801
Discount on preferred stock	—	(1,177)
Accumulated other comprehensive income	9,650	3,571

Total stockholders’ equity	421,639	428,085

Total liabilities and stockholders’ equity	$499,115	$502,341

PARENT COMPANY

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Income:
Interest and dividend income	$624	$805	$882
Management fee received from subsidiaries	—	23,952	17,297
Dividends received from subsidiaries	8,612	7,094	7,318
Equity in undistributed net income from subsidiaries	23,941	18,116	3,142
Gains on sale of securities, net	430	—	—
Gains (losses) on sale of fixed assets, net	(1)	448	(9)
Other operating income	1,616	5	—

Total income	35,222	50,420	28,630

Expenses:
Interest expense	2,627	2,037	2,452
Salaries and benefits	—	15,423	10,005
Occupancy expenses	590	1,043	959
Furniture and equipment expenses	1,023	1,794	1,422
Other operating expenses	537	7,201	5,432

Total expenses	4,777	27,498	20,270

Net income	30,445	22,922	8,360
Dividends paid on preferred stock	1,499	1,688	2,696
Amortization of discount on preferred stock	1,177	226	2,790

Net income available to common stockholders	$27,769	$21,008	$2,874

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Operating activities:
Net income	$30,445	$22,922	$8,360
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(23,941)	(18,116)	(3,142)
Tax benefit from exercise of equity-based awards	15	7	4
Decrease (increase) in other assets	6,135	(3,613)	4,741
Other, net	7,706	5,320	2,743

Net cash and cash equivalents provided by operating activities	20,360	6,520	12,706

Investing activities:
Purchases of investment securities	—	—	(16,315)
Sale of securities available for sale	12,421	3,994	—
Net decrease (increase) in bank premises and equipment	1,455	(274)	(569)
Payments for investments in and advances to subsidiaries	(11,287)	(5,547)	(5,746)

Net cash and cash equivalents provided by (used in) investing activities	2,589	(1,827)	(22,630)

Financing activities:
Net decrease in long-term borrowings	(625)	(625)	(625)
Cash dividends paid	(9,245)	(7,942)	(7,068)
Repurchase of preferred stock	(35,595)	—	(59,499)
Issuance of common stock	574	352	59,390

Net cash and cash equivalents used in financing activities	(44,891)	(8,215)	(7,802)

Decrease in cash and cash equivalents	(21,942)	(3,522)	(17,726)
Cash and cash equivalents at beginning of the period	29,217	32,739	50,465

Cash and cash equivalents at end of the period	$7,275	$29,217	$32,739

18. SEGMENT REPORTING

The Company has two reportable segments: a traditional full service community bank and a mortgage loan origination business. The community bank business for 2011 includes one subsidiary bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 99 retail locations in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia, North Carolina, South Carolina, Maryland and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimus risk.

Profit and loss is measured by net income after taxes including realized gains and losses on the Company’s investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process.

Both of the Company’s reportable segments are service based. The mortgage business is a fee-based business while the bank is driven principally by net interest income. The bank segment provides a distribution and referral network through its customers for the mortgage loan origination business. The mortgage segment offers a more limited referral network for the bank segment, due largely to the minimal degree of overlapping geographic markets.

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest at the three month LIBOR rate plus 1.5% basis points, floor of 2%. These transactions are eliminated in the consolidation process. A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 are as follows (dollars in thousands):

	Community Bank	Mortgage	Eliminations	Consolidated Totals
For the Year Ended December 31, 2011
Net interest income	$155,045	$1,315	$—	$156,360
Provision for loan losses	16,800	—	—	16,800

Net interest income after provision for loan losses	138,245	1,315	—	139,560
Noninterest income	24,407	19,838	(468)	43,777
Noninterest expenses	123,515	18,581	(468)	141,628

Income before income taxes	39,137	2,572	—	41,709
Income tax expense	10,304	960	—	11,264

Net income	$28,833	$1,612	$—	$30,445

Total assets	$3,904,013	$84,445	$(81,371)	$3,907,087

Capital expenditures (1)	$6,339	$243	$—	$6,582

For the Year Ended December 31, 2010
Net interest income	$149,353	$2,223	$—	$151,576
Provision for loan losses	24,368	—	—	24,368

Net interest income after provision for loan losses	124,985	2,223	—	127,208
Noninterest income	25,611	22,156	(469)	47,298
Noninterest expenses	124,110	19,360	(469)	143,001

Income before income taxes	26,486	5,019	—	31,505
Income tax expense	6,692	1,891	—	8,583

Net income	$19,794	$3,128	$—	$22,922

Total assets	$3,828,954	$82,255	$(73,962)	$3,837,247

Capital expenditures (1)	$6,882	$403	$—	$7,285

For the Year Ended December 31, 2009
Net interest income	$78,308	$1,508	$—	$79,816
Provision for loan losses	18,246	—	—	18,246

Net interest income after provision for loan losses	60,062	1,508	—	61,570
Noninterest income	16,647	16,644	(322)	32,967
Noninterest expenses	71,219	14,390	(322)	85,287

Income before income taxes	5,490	3,762	—	9,250
Income tax expense (benefit)	(431)	1,321	—	890

Net income	$5,921	$2,441	$—	$8,360

Total assets	$2,577,394	$60,051	$(50,173)	$2,587,272

Capital expenditures (1)	$7,511	$366	$—	$7,877

(1)	Capital expenditures include purchase of property, furniture and equipment.

19. OTHER OPERATING EXPENSES

The following table presents the consolidated statement of income line “Other Operating Expenses” broken into greater detail for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009
Communication expenses	$10,649	$9,638	$6,594
Professional services	4,959	4,483	3,466
Data processing fees	3,517	3,501	1,456
Marketing & advertising expense	5,869	5,441	2,530
FDIC assessment premiums and other insurance (1)	4,936	5,268	4,585
Other taxes	2,838	1,686	1,801
Loan and OREO expenses	4,635	2,964	1,595
Amortization of core deposit premuims	6,523	7,630	1,929
Acquistion & Conversion Costs	426	8,715	1,502
Other expenses	7,600	7,751	4,890

Total other operating expenses	$51,952	$57,077	$30,348

(1)	Includes $1.2 million FDIC special assessments for 2009 within FDIC assessment premiums and other insurance.

20. DERIVATIVES

During the second quarter of 2010, the Company entered into an interest rate swap agreement (the “trust swap”) as part of the management of interest rate risk. The Company designated the trust swap as a cash flow hedge intended to protect against the variability of cash flows associated with the aforementioned Statutory Trust II preferred capital securities. The trust swap hedges the interest rate risk, wherein the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 3.51% to the same counterparty calculated on a notional amount of $36.0 million. The term of the trust swap is six years with a fixed rate that began June 15, 2011. The trust swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815 Derivatives and Hedging, the trust swap is designated as a cash flow hedge, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense. The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item. There was no hedge ineffectiveness for this trust swap. At December 31, 2011, the fair value of the trust swap agreement was an unrealized loss of $4.3 million, the amount the Company would have expected to pay if the contract were terminated. The liability is recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Changes in Stockholders’ Equity.

Shown below is a summary of the derivative designated as a cash flow hedge at December 31, 2011 and 2010 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2011
Pay fixed—receive floating interest rate swaps	1	$36,000	—	$4,293	0.58%	3.51%	5.46

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
As of December 31, 2010
Pay fixed—receive floating interest rate swaps	1	$36,000	—	$1,476	0.30%	3.51%	6.46

The Company also acquired two interest rate swap loan relationships (“loan swaps”) as a result of the acquisition of First Market Bank. Upon entering into loan swaps with borrowers to meet their financing needs, offsetting positions with counterparties were entered into in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values reported in other assets and other liabilities. Shown below is a summary regarding loan swap derivative activities at December 31, 2011and 2010 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2011
Receive fixed—pay floating interest rate swaps	2	$4,028	$66	—	6.35%	2.77%	1.01
Pay fixed—receive floating interest rate swaps	2	4,028	—	66	2.77%	6.35%	1.01

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
As of December 31, 2010
Receive fixed—pay floating interest rate swaps	2	$4,205	$189	—	6.35%	2.76%	2.00
Pay fixed—receive floating interest rate swaps	2	4,205	—	189	2.76%	6.35%	2.00

21. Subsequent Events

On February 2, 2012, the Company entered into a Stock Purchase Agreement (the “Agreement”) with a member of the board of directors. Pursuant to the Agreement, the Company repurchased 335,649 shares of its common stock for an aggregate purchase price of $4,363,437, or $13.00 per share. The repurchase was funded with cash on hand. The Company intends to transfer 115,384 of the repurchased shares to its Employee Stock Ownership Plan for $13.00 per share. The remaining 220,265 shares will be retired.

ITEM 9.— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting appears on pages 48 through 50 hereof.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.—OTHER INFORMATION. Not applicable.

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, executive officers, the Company’s audit committee and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2012 Annual Meeting of Shareholders to be held April 24, 2012 (“Proxy Statement”), under the captions “Election of Directors,” “Corporate Governance, Board Leadership, and Board Diversity,” and “Named Executive Officers.”

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

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, this information is incorporated by reference from the Proxy Statement under the caption “Ownership of Company Common Stock” and from Note 10 “Employee Benefits” contained in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

The following table summarizes information, as of December 31, 2011, relating to the Company’s 2003 and 2011 Stock Incentive Plans, pursuant to which grants of option to acquire shares of common stock may be awarded from time to time.

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(A)	(B)	(C)1
Equity compensation plans approved by security holders	422,750	$17.70	906,735

Total	422,750	$17.70	906,735

[1]	Consists of shares available for future issuance under the Company’s 2003 and 2011 Stock Incentive Plans.

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

PART IV

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets—December 31, 2011 and 2010;

•	Consolidated Statements of Income—Years ended December 31, 2011, 2010, and 2009;

•	Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2011, 2010 and 2009;

•	Consolidated Statements of Cash Flows -Years ended December 31, 2011, 2010 and 2009;

•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description

2.01	First Amended and Restated Agreement and Plan of Reorganization, entered into on June 19, 2009 and dated and made effective as of March 30, 2009, by and between Union Bankshares Corporation and First Market Bank, FSB (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 22, 2009)

3.01	Articles of Incorporation of Union First Market Bankshares Corporation, as amended (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 5, 2010)

3.02	Bylaws of Union First Market Bankshares Corporation, as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on April 29, 2011)

4.01	Warrant to Purchase up to 422,636 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 23, 2008)

10.01	Amended and Restated Management Continuity Agreement of G. William Beale (incorporated by reference to Exhibit 10.01 to Annual Report on Form 10-K filed on March 16, 2009)

10.02	Amended and Restated Employment Agreement of G. William Beale (incorporated by reference to Exhibit 10.02 to Annual Report on Form 10-K filed on March 16, 2009)

10.03	Amended and Restated Management Continuity Agreement of D. Anthony Peay (incorporated by reference to Exhibit 10.03 to Annual Report on Form 10-K filed on March 16, 2009)

10.04	Amended and Restated Management Continuity of John C. Neal (incorporated by reference to Exhibit 10.04 to Annual Report on Form 10-K filed on March 16, 2009)

10.05	Amended and Restated Management Continuity Agreement of Rawley H. Watson, III (incorporated by reference to Exhibit 10.06 to Annual Report on Form 10-K filed on March 16, 2009)

10.06	Amended and Restated Management Continuity Agreement of Janis Orfe (incorporated by reference to Exhibit 10.07 to Annual Report on Form 10-K filed on March 16, 2009)

10.07	Amended and Restated Employment Agreement of John C. Neal (incorporated by reference to Exhibit 10.08 to Annual Report on Form 10-K filed on March 16, 2009)

10.08	Amended and Restated Employment Agreement of D. Anthony Peay (incorporated by reference to Exhibit 10.09 to Annual Report on Form 10-K filed on March 16, 2009)

10.09	Amended and Restated Management Continuity Agreement of Michael T. Leake (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on March 16, 2009)

10.10	Employment Agreement of David J. Fairchild (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 5, 2010)

10.11	Management Continuity Agreement of David J. Fairchild (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 5, 2010)

10.12	Employment Agreement of Elizabeth M. Bentley (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 25, 2011)

10.13	Management Continuity Agreement of Elizabeth M. Bentley (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on October 25, 2011)

10.14	Union Bankshares Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 99.0 to Form S-8 Registration Statement; SEC file no. 333-113839)

10.15	Union First Market Bankshares Corporation 2011 Stock Incentive Plan (incorporated by reference to Form S-8 Registration Statement; SEC file no. 333-175808)

10.16	Union Bankshares Corporation Non-Employee Directors’ Stock Plan (incorporated by reference to Exhibit 99.0 to Form S-8 Registration Statement; SEC file no. 333-113842)

10.17	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Union Bankshares Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 23, 2008)

10.18	Registration Rights Agreement, dated February 1, 2010, by and among Union First Market Bankshares Corporation and the shareholders of First Market Bank, FSB (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 5, 2010)

10.19	Affiliate Agreement, dated as of March 30, 2009 among Union First Market Bankshares Corporation and certain former stockholders of First Market Bank, FSB, as amended (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed March 9, 2011)

10.20	Stock Purchase Agreement, dated as of February 2, 2012, by and between Union First Market Bankshares Corporation, and James E. Ukrop and the Third Amended and Restated James Edward Ukrop Revocable Trust Under Trust Agreement Dated as of September 24, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 6, 2012)

11.03	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report)

21.01	Subsidiaries of the Registrant (incorporated by reference to ITEM 1. — BUSINESS. GENERAL included in this Annual report).

23.01	Consent of Yount, Hyde & Barbour, P.C.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.00

The following materials from the Company’s 10-K Report for the quarterly period ended December 31, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union First Market Bankshares Corporation

By:	/s/ G. William Beale	Date: March 14, 2012
G. William Beale
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2012.

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