Form 10-Q
period 2012-03-31
UNION FIRST MARKET BANKSHARES CORP
filed 2012-05-09
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares of common stock outstanding as of May 2, 2012 was 25,942,472

UNION FIRST MARKET BANKSHARES CORPORATION

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,	March 31,
	2012	2011	2011
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$62,345	$69,786	$54,403
Interest-bearing deposits in other banks	48,504	26,556	30,050
Money market investments	179	155	178
Federal funds sold	155	162	175

Total cash and cash equivalents	111,183	96,659	84,806

Securities available for sale, at fair value	621,751	620,166	557,338
Restricted stock, at cost	20,715	20,661	25,056

Loans held for sale	73,575	74,823	50,584

Loans, net of unearned income	2,841,758	2,818,583	2,806,928
Less allowance for loan losses	40,204	39,470	40,399

Net loans	2,801,554	2,779,113	2,766,529

Bank premises and equipment, net	90,986	90,589	90,594
Other real estate owned, net of valuation allowance	37,663	32,263	38,674
Core deposit intangibles, net	19,403	20,714	25,171
Goodwill	59,400	59,400	57,567
Other assets	111,569	112,699	116,381

Total assets	$3,947,799	$3,907,087	$3,812,700

LIABILITIES
Noninterest-bearing demand deposits	$564,811	$534,535	$507,565
Interest-bearing deposits:
NOW accounts	434,625	412,605	381,887
Money market accounts	904,272	904,893	827,076
Savings accounts	194,473	179,157	174,244
Time deposits of $100,000 and over	516,829	511,614	521,940
Other time deposits	600,697	632,301	653,904

Total interest-bearing deposits	2,650,896	2,640,570	2,559,051

Total deposits	3,215,707	3,175,105	3,066,616

Securities sold under agreements to repurchase	53,043	62,995	66,225
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	155,503	155,381	155,014
Other liabilities	37,132	31,657	29,046

Total liabilities	3,521,695	3,485,448	3,377,211

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, $1,000 liquidation value, shares authorized 500,000; issued and outstanding, 35,595 shares at March 31, 2011 and zero at December 31, 2011 and March 31, 2012.	—	—	35,595
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 25,944,530 shares, 26,134,830 shares, and 26,034,989 shares, respectively.	34,396	34,672	34,559
Surplus	185,263	187,493	185,962
Retained earnings	195,933	189,824	173,655
Discount on preferred stock	—	—	(1,113)
Accumulated other comprehensive income	10,512	9,650	6,831

Total stockholders’ equity	426,104	421,639	435,489

Total liabilities and stockholders’ equity	$3,947,799	$3,907,087	$3,812,700

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31
	2012	2011
	(Unaudited)	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$40,608	$42,003
Interest on deposits in other banks	24	5
Interest and dividends on securities:
Taxable	3,454	3,630
Nontaxable	1,788	1,754

Total interest and dividend income	45,874	47,392

Interest expense:
Interest on deposits	5,335	6,684
Interest on Federal funds purchased	—	7
Interest on short-term borrowings	404	161
Interest on long-term borrowings	1,788	1,740

Total interest expense	7,527	8,592

Net interest income	38,347	38,800
Provision for loan losses	3,500	6,300

Net interest income after provision for loan losses	34,847	32,500

Noninterest income:
Service charges on deposit accounts	2,130	2,058
Other service charges, commissions and fees	3,410	2,924
Losses on securities transactions, net	(5)	(16)
Gains on sales of loans	5,296	4,968
Losses on sales of other real estate and bank premises, net	(58)	(299)
Other operating income	1,045	912

Total noninterest income	11,818	10,547

Noninterest expenses:
Salaries and benefits	19,507	17,654
Occupancy expenses	2,647	2,754
Furniture and equipment expenses	1,763	1,662
Other operating expenses	11,692	12,697

Total noninterest expenses	35,609	34,767

Income before income taxes	11,056	8,280
Income tax expense	3,133	2,086

Net income	$7,923	$6,194
Dividends paid and accumulated on preferred stock	—	462
Accretion of discount on preferred stock	—	64

Net income available to common shareholders	$7,923	$5,668

Earnings per common share, basic	$0.31	$0.22

Earnings per common share, diluted	$0.31	$0.22

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31
	2012	2011
	(Unaudited)	(Unaudited)
Net income	$7,923	$6,194
Other comprehensive income:
Change in fair value of interest rate swap (cash flow hedge)	197	193
Unrealized gains on securities:
Unrealized holding gains arising during period (net of tax $355 and $1,645, respectively)	662	3,057
Reclassification adjustment for losses included in net income (net of tax $2 and $6, respectively)	3	10

Other comprehensive income	862	3,260

Comprehensive income	$8,785	$9,454

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Discount on Preferred Stock	Accumulated Other Comprehensive Income	Total

Balance - December 31, 2010	$35,595	$34,532	$185,763	$169,801	$(1,177)	$3,571	$428,085

Net income - 2011				6,194			6,194
Other comprehensive income (net of tax, $1,651)						3,260	3,260
Dividends on Common Stock ($.07 per share)				(1,814)			(1,814)
Tax benefit from exercise of stock awards			1				1
Dividends on Preferred Stock				(462)			(462)
Accretion of discount on Preferred Stock				(64)	64		—
Issuance of common stock under Dividend Reinvestment Plan (5,194 shares)		7	52				59
Issuance of common stock under Stock Incentive Plan (6,450 shares)		8	68				76
Vesting of restricted stock under Stock Incentive Plan (8,659 shares)		12	(12)				—
Stock-based compensation expense			90				90

Balance - March 31, 2011	$35,595	$34,559	$185,962	$173,655	$(1,113)	$6,831	$435,489

Balance - December 31, 2011	$—	$34,672	$187,493	$189,824	$—	$9,650	$421,639

Net income - 2012				7,923			7,923
Other comprehensive income (net of tax, $357)						862	862
Dividends on Common Stock ($.07 per share)				(1,694)			(1,694)
Stock purchased under stock repurchase plan (220,265 shares)		(293)	(2,571)				(2,864)
Issuance of common stock under Dividend Reinvestment Plan (8,731 shares)		12	108	(120)			—
Vesting of restricted stock under Stock Incentive Plan (4,032 shares)		5	(5)				—
Stock-based compensation expense			238				238

Balance - March 31, 2012	$—	$34,396	$185,263	$195,933	$—	$10,512	$426,104

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands)

	2012	2011
Operating activities:
Net income	$7,923	$6,194
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of bank premises and equipment	1,694	1,649
Amortization, net	2,285	1,571
Provision for loan losses	3,500	6,300
Losses on the sale of investment securities	5	16
Increase in loans held for sale, net	1,248	23,390
Loss on sales of other real estate owned and bank premises, net	58	299
Stock-based compensation expense	238	90
Decrease in other assets	1,914	4,761
Increase (decrease) in other liabilities	5,672	(1,888)

Net cash and cash equivalents provided by operating activities	24,537	42,382

Investing activities:
Purchases of securities available for sale	(43,339)	(40,971)
Proceeds from maturities, calls and paydowns of securities available for sale	40,602	32,841
Net (increase) decrease in loans	(32,534)	19,587
Net increase in bank premises and equipment	(2,122)	(1,526)
Proceeds from sales of other real estate owned	1,485	3,580
Improvements to other real estate owned	(319)	(37)

Net cash and cash equivalents provided by (used in) investing activities	(36,227)	13,474

Financing activities:
Net increase in noninterest-bearing deposits	30,276	22,698
Net increase (decrease) in interest-bearing deposits	10,326	(26,141)
Net decrease in short-term borrowings	(9,952)	(26,742)
Net increase in long-term borrowings	122	122
Cash dividends paid - common stock	(1,694)	(1,814)
Cash dividends paid - preferred stock	—	(462)
Repurchase of common stock	(2,864)	—
Taxes paid related to net share settlement of equity awards	—	1
Issuance of common stock	—	135

Net cash and cash equivalents (used in) provided by financing activities	26,214	(32,203)

Increase in cash and cash equivalents	14,524	23,653
Cash and cash equivalents at beginning of the period	96,659	61,153

Cash and cash equivalents at end of the period	$111,183	$84,806

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$8,394	$8,795
Income taxes	2,914	2,464

Supplemental schedule of noncash investing and financing activities
Unrealized gain on securities available for sale	$1,022	$4,718
Changes in fair value of interest rate swap	197	193
Transfers from loans to other real estate owned	6,593	6,431

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

2.	BUSINESS COMBINATIONS

Harrisonburg Branch Acquisition

On May 20, 2011, the Company completed the purchase of the NewBridge Bank branch in Harrisonburg, Virginia and a potential branch site in Waynesboro, Virginia. Under the parties’ agreement, the Company purchased loans of $72.5 million, assumed deposit liabilities of $48.9 million, and purchased the related fixed assets of the branch. The Company operates the acquired bank branch under the name Union First Market Bank (the “Harrisonburg branch”). The acquisition, which allowed the Company to establish immediately a meaningful presence in a new banking market, is consistent with the Company’s secondary growth strategy of expanding operations along the Interstate Route 81 corridor. The Company’s consolidated statements of income include the results of operations of the Harrisonburg branch from the closing date of the acquisition.

In connection with the acquisition, the Company recorded $1.8 million of goodwill and $9,500 of core deposit intangibles. The core deposit intangible of $9,500 was expensed immediately upon completion of the acquisition. The recorded goodwill was allocated to the community banking segment of the Company and is deductible for tax purposes.

The Company acquired the $72.5 million loan portfolio at a fair value discount of $1.7 million. The discount represents expected credit losses, adjustments to market interest rates and liquidity adjustments. The performing loan portfolio fair value estimate was $70.5 million and the impaired loan portfolio fair value estimate was $276,000.

In the first quarter, interest income of approximately $751,000 was recorded on loans acquired in the Harrisonburg branch acquisition. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

March 31, 2012:
Outstanding principal balance	$53,711
Carrying amount	$52,903

December 31, 2011:
Outstanding principal balance	$54,953
Carrying amount	$53,359

Loans obtained in the acquisition of the Harrisonburg branch for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than 0.01% of the Company’s consolidated assets and, accordingly, are not considered material.

First Market Bank Acquisition

In February 2010, the Company completed the acquisition of First Market Bank. Interest income on acquired loans for the first quarter of 2012 was approximately $7.6 million. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

March 31, 2012:
Outstanding principal balance	$538,841
Carrying amount	$526,775

December 31, 2011:
Outstanding principal balance	$632,602
Carrying amount	$620,048

Loans obtained in the acquisition of First Market Bank for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments represent less than 0.20% of the Company’s consolidated assets and, accordingly, are not considered material.

3.	STOCK-BASED COMPENSATION

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) and the 2003 Stock Incentive Plan (the “2003 Plan”) provide for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company and its subsidiaries. The 2011 Plan became effective on January 1, 2011 after its approval by shareholders at the annual meeting of shareholders held on April 26, 2011. The 2011 Plan makes available 1,000,000 shares, which may be awarded to employees of the Company and its subsidiaries in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Approximately 8,600 shares remain available for grant under the 2003 Plan, which expires in 2013. Under both plans, the option price cannot be less than the fair market value of the stock on the grant date. The Company issues new shares to satisfy stock-based awards. A stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of 20% over a five year vesting schedule. There remain approximately 711,000 shares available as of March 31, 2012 for issuance under the 2011 and 2003 Plans.

For the three month periods ended March 31, 2011 and 2012, the Company recognized stock-based compensation expense of approximately $238,000 and $90,000, respectively, and less than $0.01 per common share for both periods ended March 31, 2012 and 2011.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2012:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2011	422,750	$17.70
Granted	131,657	14.40
Forfeited	(850)	17.11
Expired	(180)	10.67

Options outstanding, March 31, 2012	553,377	16.92

Options exercisable, March 31, 2012	189,479	22.34

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Dividend yield (1)	2.47%	2.48%
Expected life in years (2)	7.0	7.0
Expected volatility (3)	41.53%	37.92%
Risk-free interest rate (4)	1.24%	3.23%

Weighted average fair value per option granted	$4.76	$5.53

(1)	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
(2)	Based on the average of the contractual life and vesting schedule for the respective option.
(3)	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
(4)	Based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of March 31, 2012:

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	553,377	189,479
Weighted average remaining contractual life in years	7.03	3.06
Weighted average exercise price on shares above water	$12.13	$12.72
Aggregate intrinsic value	$257,575	$2,453

There were no stock options exercised during the first quarter of 2012; the total intrinsic value for stock options exercised during the three months ended March 31, 2012 was $0. The fair value of stock options vested during the three months ended March 31, 2011 was approximately $34,000.

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

The following table summarizes the nonvested stock activity for the three months ended March 31, 2012:

	Number of Shares of Restricted Stock	Performance Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2011	140,557	6,000	$12.62
Granted	68,561	—	14.22
Vested	(3,914)	—	13.29
Forfeited	(2,702)	(1,500)	13.72

Balance, March 31, 2012	202,502	4,500	13.06

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of March 31, 2012 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining nine months of 2012	$308	$679	$987
For year ending December 31, 2013	389	688	1,077
For year ending December 31, 2014	382	369	751
For year ending December 31, 2015	290	102	392
For year ending December 31, 2016	168	9	177
For year ending December 31, 2017	33	—	33

Total	$1,570	$1,847	$3,417

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of unearned income, and consist of the following at March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31,	December 31,
	2012	2011
Commercial:
Commercial Construction	$176,664	$185,359
Commercial Real Estate - Owner Occupied	468,392	452,407
Commercial Real Estate - Non-Owner Occupied	681,605	655,083
Raw Land and Lots	204,966	214,284
Single Family Investment Real Estate	201,103	192,437
Commercial and Industrial	209,998	212,268
Other Commercial	43,491	44,403
Consumer:
Mortgage	224,178	219,646
Consumer Construction	23,194	20,757
Indirect Auto	159,016	162,708
Indirect Marine	37,140	39,819
HELOCs	276,031	277,101
Credit Card	19,319	19,006
Other Consumer	116,661	123,305

Total	$2,841,758	$2,818,583

The following table shows the aging of the Company’s loan portfolio, by class, at March 31, 2012 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$—	$—	$—	$—	$9,835	$166,829	$176,664
Commercial Real Estate - Owner Occupied	3,873	2,225	1,560	1,178	5,215	454,341	468,392
Commercial Real Estate - Non-Owner Occupied	3,442	47	374	—	1,084	676,658	681,605
Raw Land and Lots	133	191	94	5,178	13,064	186,306	204,966
Single Family Investment Real Estate	361	1,157	177	354	4,507	194,547	201,103
Commercial and Industrial	903	50	1,730	361	5,318	201,636	209,998
Other Commercial	117	23	500	—	233	42,618	43,491
Consumer:
Mortgage	5,434	3,804	3,783	—	1,096	210,061	224,178
Consumer Construction	—	—	—	—	205	22,989	23,194
Indirect Auto	1,690	245	283	31	5	156,762	159,016
Indirect Marine	71	115	598	—	261	36,095	37,140
HELOCs	1,730	404	1,271	873	855	270,898	276,031
Credit Card	204	136	297	—	—	18,682	19,319
Other Consumer	2,320	97	1,600	165	713	111,766	116,661

Total	$20,278	$8,494	$12,267	$8,140	$42,391	$2,750,188	$2,841,758

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2011 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$—	$—	$490	$—	$10,276	$174,593	$185,359
Commercial Real Estate - Owner Occupied	520	—	2,482	1,292	5,962	442,151	452,407
Commercial Real Estate - Non-Owner Occupied	190	64	2,887	1,133	2,031	648,778	655,083
Raw Land and Lots	94	1,124	—	5,623	13,322	194,121	214,284
Single Family Investment Real Estate	779	70	3,637	388	5,048	182,515	192,437
Commercial and Industrial	601	185	3,369	392	5,297	202,424	212,268
Other Commercial	—	25	—	—	238	44,140	44,403
Consumer:
Mortgage	6,748	412	3,804	—	240	208,442	219,646
Consumer Construction	—	—	—	—	207	20,550	20,757
Indirect Auto	2,653	416	443	40	7	159,149	162,708
Indirect Marine	189	795	—	—	544	38,291	39,819
HELOCs	1,678	547	820	865	885	272,306	277,101
Credit Card	245	184	323	—	—	18,254	19,006
Other Consumer	1,421	443	1,657	164	777	118,843	123,305

Total	$15,118	$4,265	$19,912	$9,897	$44,834	$2,724,557	$2,818,583

Nonaccrual loans totaled $42.4 million and $62.6 million at March 31, 2012 and 2011, respectively. There were no nonaccrual loans excluded from impaired loan disclosure in 2012 or 2011. Loans past due 90 days or more and accruing interest totaled $12.3 million and $10.8 million at March 31, 2012 and 2011, respectively.

The following table shows purchased impaired commercial and consumer loan portfolios, by class and their delinquency status through March 31, 2012 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Real Estate - Owner Occupied	$—	$228	$950	$1,178
Raw Land and Lots	—	—	5,178	5,178
Single Family Investment Real Estate	—	—	354	354
Commercial and Industrial	—	278	83	361
Consumer:
Indirect Auto	8	3	20	31
HELOCs	—	55	818	873
Other Consumer	—	78	87	165

Total	$8	$642	$7,490	$8,140

The current column represents loans that are less than 30 days past due.

The following table shows purchased impaired commercial and consumer loan portfolios, by class and their delinquency status through December 31, 2011 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Real Estate - Owner Occupied	$206	$50	$1,036	$1,292
Commercial Real Estate - Non-Owner Occupied	—	1,133	—	1,133
Raw Land and Lots	—	—	5,623	5,623
Single Family Investment Real Estate	—	—	388	388
Commercial and Industrial	—	302	90	392
Consumer:
Indirect Auto	6	11	23	40
HELOCs	19	32	814	865
Other Consumer	—	77	87	164

Total	$231	$1,605	$8,061	$9,897

The current column represents loans that are less than 30 days past due.

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. At March 31, 2012, the Company had $242.7 million in loans considered to be impaired of which $11.9 million were collectively evaluated for impairment and $230.8 million were individually evaluated for impairment. The following table shows the Company’s impaired loans individually evaluated for impairment, by class, at March 31, 2012 (dollars in thousands):

		Unpaid		YTD	Interest
	Recorded	Principal	Related	Average	Income
	Investment	Balance	Allowance	Investment	Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$39,176	$39,605	$—	$39,458	$448
Commercial Real Estate - Owner Occupied	22,416	22,955	—	23,143	289
Commercial Real Estate - Non-Owner Occupied	37,390	37,589	—	39,324	480
Raw Land and Lots	47,290	47,398	—	47,713	402
Single Family Investment Real Estate	11,375	11,706	—	11,756	136
Commercial and Industrial	7,395	7,892	—	8,288	96
Other Commercial	1,250	1,250	—	1,254	18
Consumer:
Mortgage	3,005	3,005	—	3,007	28
Indirect Auto	10	10	—	11	—
HELOCs	1,426	1,526	—	1,527	3
Other Consumer	792	817	—	827	8

Total impaired loans without a specific allowance	$171,525	$173,753	$—	$176,308	$1,908

Loans with a specific allowance
Commercial:
Commercial Construction	$8,971	$9,015	$851	$9,035	$60
Commercial Real Estate - Owner Occupied	6,934	7,063	1,547	7,079	44
Commercial Real Estate - Non-Owner Occupied	6,943	6,969	941	6,981	68
Raw Land and Lots	16,677	16,920	1,830	16,995	43
Single Family Investment Real Estate	4,795	4,859	1,484	4,864	51
Commercial and Industrial	12,407	12,572	3,578	12,588	100
Consumer:
Mortgage	961	961	162	1,028	17
Consumer Construction	205	226	83	226	—
Indirect Marine	261	271	99	272	—
HELOCs	755	811	552	1,020	—
Other Consumer	355	355	161	355	—

Total impaired loans with a specific allowance	$59,264	$60,022	$11,288	$60,443	$383

Total loans individually evaluated for impairment	$230,789	$233,775	$11,288	$236,751	$2,291

At December 31, 2011, the Company had $255.1 million in loans considered to be impaired of which $12.3 million were collectively evaluated for impairment and $242.8 million were individually evaluated for impairment. The following table shows the Company’s impaired loans individually evaluated for impairment, by class, at December 31, 2011 (dollars in thousands):

		Unpaid		YTD	Interest
	Recorded	Principal	Related	Average	Income
	Investment	Balance	Allowance	Investment	Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$40,475	$40,524	$—	$37,835	$1,690
Commercial Real Estate - Owner Occupied	20,487	21,010	—	23,364	1,183
Commercial Real Estate - Non-Owner Occupied	37,799	37,855	—	38,084	2,002
Raw Land and Lots	46,791	46,890	—	47,808	1,306
Single Family Investment Real Estate	11,285	11,349	—	11,684	637
Commercial and Industrial	9,467	9,959	—	10,216	423
Other Commercial	1,257	1,257	—	1,269	75
Consumer:
Mortgage	1,202	1,202	—	1,225	70
HELOCs	349	349	—	350	11
Other Consumer	—	—	—	1	—

Total impaired loans without a specific allowance	$169,112	$170,395	$—	$171,836	$7,397

Loans with a specific allowance
Commercial:
Commercial Construction	$12,927	$13,297	$583	$13,811	$343
Commercial Real Estate - Owner Occupied	8,679	8,788	1,961	8,681	267
Commercial Real Estate - Non-Owner Occupied	8,858	8,879	1,069	9,010	322
Raw Land and Lots	22,188	22,429	991	24,553	973
Single Family Investment Real Estate	9,020	9,312	1,140	9,571	321
Commercial and Industrial	8,980	9,133	3,320	10,448	369
Other Commercial	150	150	3	153	10
Consumer:
Mortgage	535	535	11	536	32
Consumer Construction	207	226	86	228	—
Indirect Auto	71	71	—	93	5
Indirect Marine	544	547	263	548	9
HELOCs	785	825	587	1,034	—
Other Consumer	777	804	284	815	5

Total impaired loans with a specific allowance	$73,721	$74,996	$10,298	$79,481	$2,656

Total loans individually evaluated for impairment	$242,833	$245,391	$10,298	$251,317	$10,053

The Company considers troubled debt restructurings (“TDRs”) to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Included in the impaired loan disclosures above are $99.8 million and $112.6 million of loans considered to be troubled debt restructurings as of March 31, 2012 and December 31, 2011, respectively. All loans that are considered to be TDRs are specifically evaluated for impairment in accordance with the Company’s allowance for loan loss methodology.

The following table provides a summary, by class and modification type, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of March 31, 2012 (dollars in thousands):

	Modified to Interest Only			Term Modification at Market Rate			Term Modification below Market Rate			Total
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	—	$—	$—	11	$15,437	$2,649	—	$—	$—	11	$15,437	$2,649
Commercial Real Estate - Owner Occupied	2	398	—	8	7,554	347	3	555	—	13	8,507	347
Commercial Real Estate - Non-Owner Occupied	1	301	—	9	17,157	—	—	—	—	10	17,458	—
Raw Land and Lots	3	329	—	9	24,391	174	4	6,994	—	16	31,714	174
Single Family Investment Real Estate	2	180	—	8	4,915	—	1	385	—	11	5,480	—
Commercial and Industrial	—	—	—	12	4,784	192	2	356	—	14	5,140	192
Other Commercial	—	—	—	2	302	—	—	—	—	2	302	—
Consumer:
Mortgage	2	604	—	5	807	—	1	507	—	8	1,918	—
Other Consumer	—	—	—	1	108	—	—	—	—	1	108	—

Total performing	10	$1,812	$—	65	$75,455	$3,362	11	$8,797	$—	86	$86,064	$3,362

Nonperforming
Commercial:
Commercial Construction	—	$—	$—	1	$846	$—	4	$4,523	$—	5	$5,369	$—
Commercial Real Estate - Owner Occupied	—	—	—	1	908	—	—	—	—	1	908	—
Commercial Real Estate - Non-Owner Occupied	1	216	—	1	73	—	—	—	—	2	289	—
Raw Land and Lots	1	341	—	2	353	—	3	3,567	—	6	4,261	—
Single Family Investment Real Estate	1	92	—	1	520	—	2	714	—	4	1,326	—
Commercial and Industrial	—	—	—	3	1,123	—	—	—	—	3	1,123	—
Consumer:
Indirect Marine	—	—	—	1	261	—	—	—	—	1	261	—
Other Consumer	—	—	—	1	206	—	—	—	—	1	206	—

Total nonperforming	3	$649	$—	11	$4,290	$—	9	$8,804	$—	23	$13,743	$—

Total performing and nonperforming	13	$2,461	$—	76	$79,745	$3,362	20	$17,601	$—	109	$99,807	$3,362

The following table provides a summary, by class and modification type, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of December 31, 2011 (dollars in thousands):

	Modified to Interest Only			Term Modification at Market Rate			Term Modification below Market Rate			Total
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	—	$—	$—	14	$21,461	$3,185	—	$—	$—	14	$21,461	$3,185
Commercial Real Estate - Owner Occupied	2	398	—	7	7,052	180	2	546	—	11	7,996	180
Commercial Real Estate - Non-Owner Occupied	1	301	—	15	21,476	13	—	—	—	16	21,777	13
Raw Land and Lots	—	—	—	11	25,425	1	4	7,025	—	15	32,450	1
Single Family Investment Real Estate	—	—	—	10	6,750	—	2	1,775	—	12	8,525	—
Commercial and Industrial	—	—	—	10	4,629	204	2	362	—	12	4,991	204
Other Commercial	—	—	—	4	864	—	—	—	—	4	864	—
Consumer:
Mortgage	—	—	—	—	—	—	1	507	—	1	507	—
Other Consumer	—	—	—	2	263	—	—	—	—	2	263	—

Total performing	3	$699	$—	73	$87,920	$3,583	11	$10,215	$—	87	$98,834	$3,583

Nonperforming
Commercial:
Commercial Construction	—	$—	$—	1	$762	$—	4	$4,591	$—	5	$5,353	$—
Commercial Real Estate - Non-Owner Occupied	1	218	—	1	74	—	—	—	—	2	292	—
Raw Land and Lots	1	341	—	2	358	—	3	3,643	—	6	4,342	—
Single Family Investment Real Estate	1	93	—	1	529	—	2	720	—	4	1,342	—
Commercial and Industrial	—	—	—	3	1,134	—	—	—	—	3	1,134	—
Consumer:
Mortgage	1	538	—	4	538	—	—	—	—	5	1,076	—
Other Consumer	—	—	—	1	265	—	—	—	—	1	265	—

Total nonperforming	4	$1,190	$—	13	$3,660	$—	9	$8,954	$—	26	$13,804	$—

Total performing and nonperforming	7	$1,889	$—	86	$91,580	$3,583	20	$19,169	$—	113	$112,638	$3,583

The Company considers a default of a restructured loan to occur when subsequent to the restructure, the borrower is 90 days past due or results in foreclosure and repossession of the applicable collateral; the Company identified one restructured loan, totaling approximately $453,000, that went into default in the first quarter that had been restructured during the previous twelve months. This loan was a commercial real estate (owner occupied) loan for which the term had been extended at a market rate. The following table shows, by class and modification type, TDRs that occurred during the three month period ended March 31, 2012 (dollars in thousands):

	All Restructurings
	No. of Loans	Recorded investment at period end
Interest only at market rate of interest
Commercial:
Raw Land and Lots	3	$329
Single Family Investment Real Estate	2	180
Consumer:
Mortgage	1	202

Total interest only at market rate of interest	6	$711

Loan term extended at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	2	$1,701
Raw Land and Lots	1	604
Commercial and Industrial	1	104
Consumer:
Mortgage	1	273
Other Consumer	1	206

Total loan term extended at a market rate	6	$2,888

Loan term extended at a below market rate
Commercial:
Commercial Real Estate - Owner Occupied	1	$10

Total loan term extended at a below market rate	1	$10

Total	13	$3,609

The primary modification to each loan class identified as TDRs during the period related to a renewal at the current terms and those terms were considered to be below market based on the risk characteristics of the borrower. Generally, the Company does not modify interest rates or reduce principal balances when restructuring loans, thus the recorded investment is unchanged after the modification is made.

The following table shows the allowance for loan loss activity, by portfolio segment, balances for allowance for credit losses, and loans based on impairment methodology for the three months ended March 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of the year	$27,891	$11,498	$81	$39,470
Recoveries credited to allowance	66	275	—	341
Loans charged off	(1,399)	(1,708)	—	(3,107)
Provision charged to operations	3,086	479	(65)	3,500

Balance, end of year	$29,644	$10,544	$16	$40,204

Ending balance: individually evaluated for impairment	10,070	1,057	—	11,127

Ending balance: collectively evaluated for impairment	19,413	9,487	16	28,916

Ending balance: loans acquired with deteriorated credit quality	161	—	—	161

Total	$29,644	$10,544	$16	$40,204

Loans:
Ending balance	$1,986,219	$855,539	$—	$2,841,758

Ending balance: individually evaluated for impairment	215,948	6,701	—	222,649

Ending balance: collectively evaluated for impairment	1,763,200	847,769	—	2,610,969

Ending balance: loans acquired with deteriorated credit quality	7,071	1,069	—	8,140

Total	$1,986,219	$855,539	$—	$2,841,758

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

The Company uses the past due status and trends as the primary credit quality indicator for the consumer loan portfolio segment while a risk rating system is utilized for commercial loans. Commercial loans are graded on a scale of 1 through 9. A general description of the characteristics of the risk grades follows:

•	Risk rated 1 loans have little or no risk and are generally secured by cash or cash equivalents;

•	Risk rated 2 loans have minimal risk to well qualified borrowers and no significant questions as to risk;

•	Risk rated 3 loans are satisfactory loans with strong borrowers and secondary sources of repayment;

•	Risk rated 4 loans are satisfactory loans with borrowers not as strong as risk rated 3 loans and may exhibit a greater degree of financial risk based on the type of business supporting the loan;

•	Risk rated 5 loans are watch loans that warrant more than the normal level of supervision and have the possibility of an event occurring that may weaken the borrower’s ability to repay;

•	Risk rated 6 loans have increasing potential weaknesses beyond those at which the loan originally was granted and if not addressed could lead to inadequately protecting the Company’s credit position;

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

The following table shows all loans, excluding purchased impaired loans, in the commercial portfolios by class with their related risk rating as of March 31, 2012. The risk rating information has been updated through March 31, 2012 (dollars in thousands):

	1-3	4	5	6	7	8	Total
Commercial Construction	$13,480	$74,692	$10,700	$32,623	$45,169	$—	$176,664
Commercial Real Estate - Owner Occupied	91,635	308,483	18,609	24,178	24,309	—	467,214
Commercial Real Estate - Non-Owner Occupied	141,066	421,129	44,562	39,764	35,084	—	681,605
Raw Land and Lots	4,424	100,739	14,360	32,932	47,058	275	199,788
Single Family Investment Real Estate	33,473	125,271	15,767	13,563	12,675	—	200,749
Commercial and Industrial	36,829	124,074	18,884	9,371	20,287	192	209,637
Other Commercial	5,491	17,135	15,470	3,481	1,852	62	43,491

Total	$326,398	$1,171,523	$138,352	$155,912	$186,434	$529	$1,979,148

The following table shows all loans, excluding purchased impaired loans, in the commercial portfolios by class with their related risk rating as of December 31, 2011. The risk rating information has been updated through December 31, 2011 (dollars in thousands):

	1-3	4	5	6	7	8	Total
Commercial Construction	$10,099	$84,299	$6,079	$36,650	$48,232	$—	$185,359
Commercial Real Estate - Owner Occupied	88,430	296,825	17,604	21,158	26,389	709	451,115
Commercial Real Estate - Non-Owner Occupied	149,346	367,244	58,844	38,662	39,854	—	653,950
Raw Land and Lots	4,368	99,374	18,767	33,673	52,204	275	208,661
Single Family Investment Real Estate	32,741	116,570	11,928	14,358	16,452	—	192,049
Commercial and Industrial	35,120	123,872	22,079	11,559	19,066	180	211,876
Other Commercial	6,364	15,918	16,739	3,807	1,512	63	44,403

Total	$326,468	$1,104,102	$152,040	$159,867	$203,709	$1,227	$1,947,413

The following table shows only purchased impaired loans in the commercial portfolios by class with their related risk rating as of March 31, 2012. The credit quality indicator information has been updated through March 31, 2012 (dollars in thousands):

	6	7	8	Total
Commercial Real Estate - Owner Occupied	$—	$1,178	$—	$1,178
Raw Land and Lots	—	5,178	—	5,178
Single Family Investment Real Estate	337	17	—	354
Commercial and Industrial	—	83	278	361

Total	$337	$6,456	$278	$7,071

The following table shows only purchased impaired loans in the commercial portfolios by class with their related risk rating as of December 31, 2011. The credit quality indicator information has been updated through December 31, 2011 (dollars in thousands):

	6	7	8	Total
Commercial Real Estate - Owner Occupied	$—	$1,292	$—	$1,292
Commercial Real Estate - Non-Owner Occupied	—	1,133	—	1,133
Raw Land and Lots	—	5,623	—	5,623
Single Family Investment Real Estate	369	19	—	388
Commercial and Industrial	—	91	301	392

Total	$369	$8,158	$301	$8,828

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

The following shows changes in the Company’s acquired loan portfolio and accretable yield for the following periods (dollars in thousands):

	For the Three Months Ended March 31, 2012				For the Twelve Months Ended December 31, 2011
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$5,140	$9,897	$9,010	$663,510	$8,169	$13,999	$13,589	$799,898
Additions	—	—	—	—	122	276	1,593	70,524
Accretion	(18)	—	(1,256)	—	(66)	—	(6,172)	—
Charged off	(3)	(3)	—	(541)	(3,073)	(1,329)	—	(5,988)
Transfers to OREO	—	(1,713)	—	(2,766)	(12)	(174)	—	(2,341)
Payments received, net	—	(41)	—	(88,665)	—	(2,875)	—	(198,583)

Balance at end of period	$5,119	$8,140	$7,754	$571,538	$5,140	$9,897	$9,010	$663,510

5.	EARNINGS PER SHARE

Basic earnings per common share (“EPS”) was computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. Amortization of discount and dividends on the preferred stock is treated as a reduction of the numerator in calculating basic and diluted EPS. There were approximately 559,939 and 333,386 shares underlying anti-dilutive stock awards as of March 31, 2012 and 2011, respectively. Dividends paid on nonvested stock awards were approximately $6,000 and $3,000 for the three months ended March 31, 2012 and 2011, respectively.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2012 and 2011 (dollars and shares in thousands, except per share amounts):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended March 31, 2012
Net income, basic	$7,923	25,857	$0.31
Add: potentially dilutive common shares - stock awards	—	22	—

Diluted	$7,923	25,879	$0.31

For the Three Months ended March 31, 2011
Net income	$6,194	25,958	$0.24
Less: dividends paid and accumulated on preferred stock	462	—	0.02
Less: accretion of discount on preferred stock	64	—	—

Basic	$5,668	25,958	$0.22
Add: potentially dilutive common shares - stock awards	—	23	—

Diluted	$5,668	25,981	$0.22

6.	TRUST PREFERRED CAPITAL NOTES

Statutory Trust I, a wholly owned subsidiary of the Company, issued a Trust Preferred Capital Note of $22.5 million through a pooled underwriting for an acquisition in 2004. The securities have an indexed London Interbank Offer Rate (“LIBOR”) floating rate (three month LIBOR rate plus 2.75%) which adjusts and is payable quarterly. The interest rate at March 31, 2012 was 3.22%. The capital securities were redeemable at par beginning on June 17, 2009 and quarterly thereafter until the securities mature on June 17, 2034. The principal asset of Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes. Of the above amount, $696,000 is reflected as the Company’s investment in Statutory Trust I and reported as “Other assets” within the consolidated balance sheet.

Statutory Trust II, a wholly owned subsidiary of the Company, issued a Trust Preferred Capital Note of $36.0 million through a pooled underwriting for an acquisition in 2006. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) that adjusts and is payable quarterly. The interest rate at March 31, 2012 was 1.87%. The capital securities were redeemable at par on June 15, 2011 and quarterly thereafter until the securities mature on June 15, 2036. The principal asset of Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes. Of this amount, $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the consolidated balance sheet.

7.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank and a mortgage loan origination business. The community bank business for 2012 includes one subsidiary bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 98 retail locations in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia, North Carolina, South Carolina, Maryland and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimus risk.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three months ended March 31, 2012 and 2011 was as follows (dollars in thousands):

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended March 31, 2012
Net interest income	$38,038	$309	$—	$38,347
Provision for loan losses	3,500	—	—	3,500

Net interest income after provision for loan losses	34,538	309	—	34,847
Noninterest income	6,637	5,298	(117)	11,818
Noninterest expenses	30,494	5,232	(117)	35,609

Income before income taxes	10,681	375	—	11,056
Income tax expense	2,992	141	—	3,133

Net income	$7,689	$234	—	$7,923

Total assets	$3,940,249	$83,637	$(76,087)	$3,947,799

Three Months Ended March 31, 2011
Net interest income	$38,313	$487	$—	$38,800
Provision for loan losses	6,300	—	—	6,300

Net interest income after provision for loan losses	32,013	487	—	32,500
Noninterest income	5,695	4,969	(117)	10,547
Noninterest expenses	29,956	4,928	(117)	34,767

Income before income taxes	7,752	528	—	8,280
Income tax expense	1,887	199	—	2,086

Net income	$5,865	$329	$—	$6,194

Total assets	$3,807,228	$55,260	$(49,788)	$3,812,700

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU became effective during the quarter ended March 31, 2012 and was applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. The Company has included the required disclosures in its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU were applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company has included the required Statements of Comprehensive Income using the two-statement approach in its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

9.	GOODWILL AND INTANGIBLE ASSETS

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

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years. In connection with the First Market Bank acquisition, the Company recorded $26.4 million of core deposit intangible, $1.2 million of trademark intangible and $1.1 million in goodwill. None of the goodwill recognized will be deductible for income tax purposes. The core deposit intangible on that acquisition is being amortized over an average of 4.3 years using an accelerated method and the trademark intangible is being amortized over three years using the straight-line method. The acquired trademark intangible is included as a component of other assets in the consolidated balance sheet.

In the recent acquisition of the Harrisonburg branch, the Company recorded $1.8 million in goodwill and $9,500 of core deposit intangible. The goodwill is deductible for tax purposes.

Based on the annual testing during the second quarter of each year and the absence of impairment indicators during the quarter ended March 31, 2012, the Company has recorded no impairment charges to date for goodwill or intangible assets.

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2012
Amortizable core deposit intangibles	$46,615	$27,212	$19,403
Unamortizable goodwill	59,742	342	59,400
Trademark intangible	1,200	867	333

December 31, 2011
Amortizable core deposit intangibles	$46,615	$25,901	$20,714
Unamortizable goodwill	59,742	342	59,400
Trademark intangible	1,200	767	433

March 31, 2011
Amortizable core deposit intangibles	$46,615	$21,444	$25,171
Unamortizable goodwill	57,909	342	57,567
Trademark intangible	1,200	467	733

Amortization expense of the core deposit intangibles for the three month periods ended March 31, 2012 and 2011 totaled $1.3 million and $1.7 million, respectively. The Harrisonburg branch core deposit intangible of $9,500 was expensed in the second quarter of 2011. Amortization expense of the trademark intangibles for the three month periods ended March 31, 2012 and 2011 was both $100,000, respectively.

As of March 31, 2012, the estimated remaining amortization expense of core deposit and trademark intangibles for each of the five succeeding fiscal years is as follows (dollars in thousands):

2013	$4,994
2014	3,567
2015	2,734
2016	2,348
2017	1,728
Thereafter	4,365

$19,736

10.	COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case by case basis. At March 31, 2012 and 2011 and at December 31, 2011, the Company had outstanding loan commitments approximating $798.7 million, $758.4 million, and $720.3 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $46.6 million and $36.0 million at March 31, 2012 and 2011, and $38.1 million at December 31, 2011, respectively.

At March 31, 2012, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union First Market Bank, a wholly owned subsidiary of Union First Market Bankshares Corporation, had rate lock commitments to originate mortgage loans amounting to $102.7 million and loans held for sale of $73.6 million compared to $104.7 million and $50.6 million at March 31, 2012 and 2011, At December 31, 2011, Union Mortgage had rate lock commitments to originate mortgage loans amounting to $45.8 million and loans held for sale of $74.8 million. Union Mortgage has entered into corresponding agreements on a best-efforts basis to sell loans on a servicing released basis totaling approximately $176.3 million. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

11.	SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of March 31, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
March 31, 2012
U.S. government and agency securities	$3,592	$165	$(3)	$3,754
Obligations of states and political subdivisions	189,817	11,724	(281)	201,260
Corporate and other bonds	12,179	261	(532)	11,908
Mortgage-backed securities	391,136	10,687	(169)	401,654
Other securities	3,106	69	—	3,175

Total securities	$599,830	$22,906	$(985)	$621,751

December 31, 2011
U.S. government and agency securities	$3,933	$351	$—	$4,284
Obligations of states and political subdivisions	189,117	11,337	(247)	200,207
Corporate and other bonds	12,839	188	(787)	12,240
Mortgage-backed securities	390,329	10,434	(445)	400,318
Other securities	3,044	77	(4)	3,117

Total securities	$599,262	$22,387	$(1,483)	$620,166

Due to restrictions placed upon the Company’s common stock investment in the Federal Reserve Bank and Federal Home Loan Bank of Atlanta, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 6% of its outstanding capital. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $6.8 million and $6.7 million and Federal Home Loan Bank of Atlanta stock in the amount of $13.9 million as of March 31, 2012 and December 31, 2011.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
As of March 31, 2012
U.S. government and agency securities	$14	$(3)	$—	$—	$14	$(3)
Obligations of states and political subdivisions	6,994	(191)	413	(90)	7,407	(281)
Mortgage-backed securities	58,274	(169)	—	—	58,274	(169)
Corporate bonds and other securities	100	—	3,884	(532)	3,984	(532)

Totals	$65,382	$(363)	$4,297	$(622)	$69,679	$(985)

As of December 31, 2011
Obligations of states and political subdivisions	$5,429	$(152)	$1,090	$(95)	$6,519	$(247)
Mortgage-backed securities	97,203	(445)	—	—	97,203	(445)
Corporate bonds and other securities	2,342	(165)	3,790	(626)	6,132	(791)

Totals	$104,974	$(762)	$4,880	$(721)	$109,854	$(1,483)

As of March 31, 2012, there were $4.3 million, or 4 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $622 thousand and consisted of corporate and municipal obligations.

The following table presents the amortized cost and estimated fair value of securities as of March 31, 2012, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$4,047	$4,110	$6,046	$6,098
Due after one year through five years	18,360	19,014	18,771	19,408
Due after five years through ten years	72,181	76,281	76,044	80,214
Due after ten years	502,137	519,171	495,357	511,329

Subtotal	$596,725	$618,576	$596,218	$617,049

Other securities	3,106	3,175	3,044	3,117

Total securities available for sale	$599,830	$621,751	$599,262	$620,166

Securities with an amortized cost of $163.9 million and $172.1 million as of March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes.

During each quarter the Company conducts an assessment of the securities portfolio for other-than-temporary impairment (“OTTI”) consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is OTTI if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the quarter ended March 31, 2012, and in accordance with the guidance, no OTTI was recognized.

Based on the assessment for the quarter ended September 30, 2011 and in accordance with the guidance, the Company determined that a single issuer Trust Preferred security incurred credit-related OTTI of $400,000, which was recognized in earnings for the quarter ended September 30, 2011. There is a possibility that the Company will sell the security before recovering all unamortized costs. The significant inputs the Company considered in determining the amount of the credit loss are as follows:

•	The assessment of security credit rating agencies and research performed by third parties;

•	The continued interest payment deferral by the issuer;

•	The lack of improving asset quality of the issuer and worsening economic conditions; and

•	The security is thinly traded and trading at its historical low, below par.

OTTI recognized for the periods presented is summarized as follow (dollars in thousands):

OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2011	$400
Cumulative credit losses on investment securities	—
Additions for credit losses not previously recognized	—

Cumulative credit losses on investment securities, through March 31, 2012	$400

12.	FAIR VALUE MEASUREMENTS

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

Interest rate swap agreement used for interest rate risk management

Interest rate swaps are recorded at fair value on a recurring basis. The Company utilizes an interest rate swap agreement as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third party vendor to provide valuations for interest rate swaps using standard swap valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg’s derivative pricing functions. The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity then the security would fall to the lowest level of the hierarchy (Level 3).

The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third party portfolio accounting service vendor for valuation of its securities portfolio. The vendor’s primary source for security valuation is Interactive Data Corporation (“IDC”), which evaluates securities based on market data. IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs.

The vendor utilizes proprietary valuation matrices for valuing all municipals securities. The initial curves for determining the price, movement, and yield relationships within the municipal matrices are derived from industry benchmark curves or sourced from a municipal trading desk. The securities are further broken down according to issuer, credit support, state of issuance and rating to incorporate additional spreads to the industry benchmark curves.

The Company uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over thousands of participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during our validation as of March 31, 2012 and December 31, 2011.

The carrying value of restricted Federal Reserve Bank of Richmond and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 (dollars in thousands):

	Fair Value Measurements at March 31, 2012 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS

Interest rate swap - loans	$—	$44	$—	$44
Securities available for sale:
U.S. government and agency securities	—	3,754	—	3,754
Obligations of states and political subdivisions	—	201,260	—	201,260
Corporate and other bonds	—	11,908	—	11,908
Mortgage-backed securities	—	401,654	—	401,654
Other securities	—	3,175	—	3,175

Total	$—	$621,795	$—	$621,795

LIABILITIES

Interest rate swap - loans	$—	$44	$—	$44
Cash flow hedge - trust	—	4,096	—	4,096

Total	$—	$4,140	$—	$4,140

	Fair Value Measurements at December 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap - loans	$—	$66	$—	$66
Securities available for sale:
U.S. government and agency securities	—	4,284	—	4,284
Obligations of states and political subdivisions	—	200,207	—	200,207
Corporate and other bonds	—	12,240	—	12,240
Mortgage-backed securities	—	400,318	—	400,318
Other securities	—	3,117	—	3,117

Total	$—	$620,232	$—	$620,232

LIABILITIES
Interest rate swap - loans	$—	$66	$—	$66
Cash flow hedge - trust	—	4,293	—	4,293

Total	$—	$4,359	$—	$4,359

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during March 31, 2012 and December 31, 2011. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

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

Other real estate owned

Fair values of other real estate owned are carried at the lower of carrying value or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as Level 2 valuation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. Total valuation expenses related to OREO properties for March 31, 2012 and December 31, 2011 were $0 and $707,000, respectively.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011 (dollars in thousands):

	Fair Value Measurements at March 31, 2012 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$73,575	$—	$73,575
Impaired loans	—	33,254	14,652	47,906
Other real estate owned	—	—	37,663	37,663

Total	$—	$106,829	$52,315	$159,144

	Fair Value Measurements at December 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$74,823	$—	$74,823
Impaired loans	—	28,525	34,898	63,423
Other real estate owned	—	—	32,263	32,263

Total	$—	$103,348	$67,161	$170,509

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the year ended March 31, 2012 were as follows:

	Fair Value Measurements at March 31, 2012
	Impaired Loans	Other Real Estate Owned
Balance - January 1, 2012	$34,898	$32,263
Total gains (losses) realized/unrealized:
Included in earnings	—	(27)
Additions	13,890	6,912
Sales	—	(1,485)
Net Payments	(25,603)	—
Transfers from Level 2	—	—
Transfers to Level 2	(8,533)	—

Balance - March 31, 2012	$14,652	$37,663

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2012 (dollars in thousands):

	Fair Value Measurements at March 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
ASSETS

Commercial Construction	$3,609	Market comparables	Discount applied to market comparables (1)	30%
Commercial Real Estate - Owner Occupied	1,277	Market comparables	Discount applied to market comparables (1)	28%
Raw Land and Lots	6,991	Market comparables	Discount applied to market comparables (1)	39%
Commercial and Industrial	1,302	Market comparables	Discount applied to market comparables (1)	38%
Other (2)	1,473	Market comparables	Discount applied to market comparables (1)	26%

Total Impaired Loans	14,652

Other real estate owned	37,663	Market comparables	Discount applied to market comparables (1)	31%

Total	$52,315

(1)	A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local market.
(2)	The “Other” category of the impaired loans section from the table above consists of Single Family Investment Real Estate, Mortgage, and Consumer Construction.

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

Loans

The fair value of performing loans is estimated by discounting expected future cash flows using a yield curve that is constructed by adding a loan spread to a market yield curve. Loan spreads are based on spreads currently observed in the market for loans of similar type and structure.(Level 2). Fair value for impaired loans and their respective level within the fair value hierarchy, are described in the previous disclosure related to fair value measurements of assets that are measured on a nonrecurring basis.

Deposits

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities (Level 2).

Borrowings

The carrying value of the Company’s repurchase agreements is a reasonable estimate of fair value. Other borrowings are discounted using the current yield curve for the same type of borrowing. For borrowings with embedded optionality, a third party source is used to value the instrument (Level 2). The Company validates all third party valuations for borrowings with optionality using Bloomberg’s derivative pricing functions.

Accrued interest

The carrying amounts of accrued interest approximate fair value (Level 2).

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2012 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$111,183	$111,183	$—	$—	$111,183
Securities available for sale	621,751	—	621,751	—	621,751
Restricted stock	20,715	—	20,715	—	20,715
Loans held for sale	73,575	—	73,575	—	73,575
Net loans	2,801,554	—	2,803,515	14,652	2,818,167
Interest rate swap - loans	44	—	44	—	44
Accrued interest receivable	16,275	—	16,275	—	16,275

LIABILITIES
Deposits	$3,215,707	$—	$3,230,517	$—	$3,230,517
Borrowings	268,856	—	268,821	—	268,821
Accrued interest payable	999	—	999	—	999
Cash flow hedge - trust	4,096	—	4,096	—	4,096
Interest rate swap - loans	44	—	44	—	44

		Fair Value Measurements at December 31, 2011 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$96,659	$96,659	$—	$—	$96,659
Securities available for sale	620,166	—	620,166	—	620,166
Restricted stock	20,661	—	20,661	—	20,661
Loans held for sale	74,823	—	74,823	—	74,823
Net loans	2,779,113	—	2,760,016	34,898	2,794,914
Interest rate swap - loans	66	—	66	—	66
Accrued interest receivable	16,626	—	16,626	—	16,626

LIABILITIES
Deposits	$3,175,105	$—	$3,191,256	$—	$3,191,256
Borrowings	278,686	—	277,374	—	277,374
Accrued interest payable	1,865	—	1,865	—	1,865
Cash flow hedge - trust	4,293	—	4,293	—	4,293
Interest rate swap - loans	66	—	66	—	66

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

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815 Derivatives and Hedging, the trust swap is designated as a cash flow hedge, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense. The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item. There was no hedge ineffectiveness for this trust swap. At March 31, 2012, the fair value of the trust swap agreement was an unrealized loss of $4.1 million, the amount the Company would have expected to pay if the contract was terminated. The below liability is recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

Shown below is a summary of the derivative designated as a cash flow hedge at March 31, 2012 and December 31, 2011 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of March 31, 2012
Pay fixed - receive floating interest rate swaps	1	$36,000	$—	$4,096	0.47%	3.51%	5.21

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2011
Pay fixed - receive floating interest rate swaps	1	$36,000	$—	$4,293	0.58%	3.51%	5.46

The Company also acquired two interest rate swap loan relationships (“loan swaps”) as a result of the acquisition of First Market Bank. Upon entering into loan swaps with borrowers to meet their financing needs, offsetting positions with counterparties were entered into in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values reported in other assets and other liabilities. As of January 1, 2012, one of the two swaps matured. Shown below is a summary regarding loan swap derivative activities at March 31, 2012 and December 31, 2011 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of March 31, 2012
Receive fixed - pay floating interest rate swaps	1	$1,410	$44	$—	7.00%	2.74%	0.75
Pay fixed - receive floating interest rate swaps	1	$1,410	$—	$44	2.74%	7.00%	0.75

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2011
Receive fixed - pay floating interest rate swaps	2	$4,028	$66	$—	6.35%	2.77%	1.01
Pay fixed - receive floating interest rate swaps	2	$4,028	$—	$66	2.77%	6.35%	1.01

14.	OTHER OPERATING EXPENSES

The following table presents the consolidated statement of income lien “Other Operating Expenses” broken into greater detail for the three months ended March 31, 2012 and 2011, respectively (dollars in thousands):

	Three Months Ended
	March 31
	2012	2011
Communication expenses	$2,584	$2,623
Professional services	1,144	1,054
Data processing fees	831	977
Marketing & advertising expense	1,468	1,163
FDIC assessment premiums and other insurance	658	1,751
Other taxes	759	705
Loan and OREO expenses	990	889
Amortization of core deposit premiums	1,410	1,755
Acquistion & Conversion Costs	—	200
Other expenses	1,848	1,580

Total other operating expenses	$11,692	$12,697

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have reviewed the accompanying condensed consolidated balance sheet of Union First Market Bankshares Corporation and subsidiaries as of March 31, 2012 and 2011, and the related condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month period ended March 31, 2012 and 2011. These condensed financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union First Market Bankshares Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Winchester, Virginia
May 9, 2012

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union First Market Bankshares Corporation and its subsidiaries (collectively the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2011. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three month periods ended March 31, 2012 and 2011 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, mergers and acquisitions goodwill, and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following is a summary of the Company’s critical accounting policies that are highly dependent on estimates, assumptions, and judgments.

Allowance for Loan Losses (“ALL”)

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

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews consist of reviews by its internal credit administration group and reviews performed by an independent third party. Upon origination each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk, and this risk rating scale is our primary credit quality indicator. Consumer loans are generally not risk rated, the primary credit quality indicator for this portfolio segment is delinquency status. The Company has various committees that review and ensure that the allowance for loan losses methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.

The Company’s ALL consists of specific, general and unallocated components.

Specific Reserve Component – The specific component relates to commercial loans that are classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Upon being identified as impaired an allowance is established when the discounted cash flows of the impaired loan is lower than the carrying value of that loan for loans not considered to be collateral dependent. The significant majority of the Company’s impaired loans are collateral dependent. The impairment of collateral dependent loans is measured based on the fair value of the underlying collateral (based on independent appraisals), less selling costs, compared to the carrying value of the loan. The Company obtains independent appraisals from a pre-approved list of independent, third party, appraisal firms located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal real estate valuation group performs either a technical or administrative review of all appraisals obtained. A technical review will ensure the overall quality of the appraisal while an administrative review ensures that all of the required components of an appraisal are present. Generally, independent appraisals are updated every 12 to 24 months or as necessary. The Company’s impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Adjustments to appraisals generally include discounts for continued market deterioration subsequent to appraisal date. Any adjustments from appraised value to carrying value are documented in the impairment analysis, which is reviewed and approved by senior credit administration officers and the Special Assets Loan Committee. External appraisals are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through broker price opinions or other valuations sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period.

General Reserve Component – The general component covers non-impaired loans and is derived from an estimate of credit losses adjusted for various environmental factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the product of net charge-off historical loss experience to the loan balance of the loan portfolio averaged during the preceding twelve quarters, as management has determined this to adequately reflect the losses inherent in the loan portfolio. The environmental factors consist of national, local and portfolio characteristics and are applied to both the commercial and consumer segments. The following table shows the types of environmental factors management considers:

ENVIRONMENTAL FACTORS
Portfolio	National	Local
Experience and ability of lending team	Interest rates	Level of economic activity
Depth of lending team	Inflation	Unemployment
Pace of loan growth	Unemployment	Competition
Franchise expansion	Gross domestic product	Military/government impact
Execution of loan risk rating process	General market risk and other concerns
Degree of oversight / underwriting standards	Legislative and regulatory environment
Value of real estate serving as collateral
Delinquency levels in portfolio
Charge-off levels in portfolio
Credit concentrations / nature and volume of the portfolio

Unallocated Component – This component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At March 31, 2012, there were no material amounts considered unallocated as part of the allowance for loan losses.

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

Mergers and Acquisitions

The Company accounts for its business combinations under the acquisition method of accounting, a cost allocation process which requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. Costs that the Company expects, but is not obligated to incur in the future, to affect its plan to exit an activity of an acquiree or to terminate the employment of or relocate an acquiree’s employees are not liabilities at the acquisition date. The Company will not recognize these costs as part of applying the acquisition method. Instead, the Company will recognize these costs in its post-combination financial statements in accordance with other applicable accounting guidance.

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

NewBridge Bank branch acquisition

On May 20, 2011, the Company completed the purchase of the NewBridge Bank branch in Harrisonburg, Virginia and a potential branch site in Waynesboro, Virginia. Under the parties’ agreement, the Company purchased loans of $72.5 million and assumed deposit liabilities of $48.9 million, and purchased the related fixed assets of the branch. The Company operates the acquired bank branch under the name Union First Market Bank (the “Harrisonburg branch”). The Company’s condensed consolidated statements of income include the results of operations of the Harrisonburg branch from the closing date of the acquisition.

In connection with the acquisition, the Company recorded $1.8 million of goodwill and $9,500 of core deposit intangible. The core deposit intangible of $9,500 was expensed at acquisition. The recorded goodwill was allocated to the community banking segment of the Company and is deductible for tax purposes.

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

The FMB transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the acquisition date. Assets acquired totaled $1.4 billion, including $981.5 million in net loans and $218.7 million in investment securities. Liabilities assumed were $1.3 billion, including $1.2 billion of deposits. In connection with the acquisition, the Company recorded $1.1 million of goodwill and $26.4 million of core deposit intangible. The core deposit intangible is being amortized over an average of 4.3 years using an accelerated method. In addition, the Company recorded $1.2 million related to a trademark intangible. This is being amortized over a three year time period. Based on the annual testing during the second quarter of each year and the absence of impairment indicators during the quarter ended March 31, 2012, the Company has recorded no impairment charges to date for goodwill or intangible assets.

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

ABOUT UNION FIRST MARKET BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Union First Market Bankshares Corporation is the holding company for Union First Market Bank, which has 98 branches and more than 160 ATMs throughout Virginia. Non-bank affiliates of the holding company include: Union Investment Services, Inc., which provides full brokerage services; Union Mortgage Group, Inc., which provides a full line of mortgage products; and Union Insurance Group, LLC, which offers various lines of insurance products. Union First Market Bank also owns a non-controlling interest in Johnson Mortgage Company, LLC.

Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of this report. Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol UBSH.

RESULTS OF OPERATIONS

Net Income

The Company reported net income of $7.9 million and earnings per share of $0.31 for its first quarter ended March 31, 2012. The quarterly results represent a decrease of $437,000 in net income, but an increase of $0.03 in earnings per share from the fourth quarter. The increase in earnings per share is related to the redemption of preferred stock and resultant accelerated amortization of the discount which occurred in the prior quarter and reduced income available to common shareholders by $.02 per share. The quarterly results represent an increase of $1.7 million in net income or $0.09 in earnings per share from the quarter ended March 31, 2011. Net income available to common shareholders was $7.9 million, compared to $5.7 million for the prior year’s first quarter which included dividends and discount accretion on preferred stock of $526,000.

First quarter net income decreased $437,000, or 5.2%, compared to the fourth quarter in the prior year. The decrease is largely a result of higher salary and benefit expenses partially offset by lower losses on sales of other real estate owned (“OREO”) and other Bank property in relation to the prior quarter, lower marketing and advertising costs, lower net overdraft losses and recoveries, and lower Federal Deposit Insurance Corporation (“FDIC”) insurance expense. In addition, the Company recorded an additional $1.1 million in provision for loan losses above the prior quarter.

Net income for the quarter ended March 31, 2012 increased $1.7 million, or 27.9%, from the prior year. The increase was principally a result of a lower provision for loan losses, and to a lesser extent, an increase in account service charges and fees, favorable gains on sales of mortgage loans, and lower FDIC insurance assessment, partially offset by higher salary expense of additional employees.

NET INTEREST INCOME

On a linked quarter basis, tax-equivalent net interest income was $39.4 million, a decrease of $167,000, or 0.4%, from the fourth quarter of 2011. This decrease was principally due to lower average interest-earning asset balances offset by lower costs of interest-bearing liabilities. First quarter tax-equivalent net interest margin increased to 4.44% from 4.37% compared to the most recent quarter. The change in net interest margin was principally attributable to an increase in investment yields and lower cost of interest-bearing liabilities partially offset by lower loan yields. Loan yields continue to be affected negatively by competitive pricing while yields on investment securities benefitted from a slow- down of prepayments related to taxable securities during the quarter. The cost of interest-bearing deposits was affected positively by a shift in mix from term deposits to transaction deposits.

The following table shows average interest-earning assets, interest-bearing liabilities, the related income/expense and change for the periods shown:

	Linked quarter results
	Dollars in thousands
	Three Months Ended
	03/31/12	12/31/11	Change

Average interest-earning assets	$3,578,513	$3,591,739	$(13,226)
Interest income	$46,919	$47,386	$(467)
Yield on interest-earning assets	5.27%	5.23%	4	bps
Average interest-bearing liabilities	$2,908,822	$2,906,758	$2,064
Interest expense	$7,527	$7,828	$(301)
Cost of interest-bearing liabilities	1.04%	1.07%	(3	) bps

For the three months ended March 31, 2012, tax-equivalent net interest income decreased $509,000, or 1.3%, when compared to the same period last year. The tax-equivalent net interest margin decreased to 4.44% from 4.68% in the prior year. This decrease was principally due to a decline in income from interest-earning assets outpacing lower costs on interest-bearing liabilities. Lower interest-earning asset income was principally due to lower yields on loans and investment securities as new loans are originated at lower rates and cash flows from securities investments and loans are reinvested at lower yields.

The Company continues to expect that its net interest margin will decline slightly over the next several quarters as decreases in earning asset yields are expected to outpace declines in costs of interest-bearing liabilities.

The following table shows average interest-earning assets, interest-bearing liabilities, the related income/expense and change for the periods shown:

	Year-over-year results
	Dollars in thousands
	Three Months Ended
	03/31/12	03/31/11	Change

Average interest-earning assets	$3,578,513	$3,459,834	$118,679
Interest income	$46,919	$48,490	$(1,571)
Yield on interest-earning assets	5.27%	5.68%	(41	) bps
Average interest-bearing liabilities	$2,908,822	$2,858,406	$50,416
Interest expense	$7,527	$8,591	$(1,064)
Cost of interest-bearing liabilities	1.04%	1.22%	(18	) bps

Acquisition Activity – Net Interest Margin

The favorable impact of acquisition accounting fair value adjustments on net interest income was $1.3 million ($1.1 million – First Market Bank; $214,000 – Harrisonburg branch) for the three months ended March 31, 2012, respectively. If not for this favorable impact, the net interest margin for the fourth quarter would have been 4.28%, compared to 4.20% from the fourth quarter of 2011.

The acquired loan portfolios of the Harrisonburg Branch and FMB were marked-to-market with a fair value discount to market rates. Performing loan discount accretion is recognized as interest income over the estimated remaining life of the loans. For the FMB acquisition, the acquired investment security portfolios were marked-to-market with a fair value discount to market rates. The Company also assumed borrowings (FHLB) and subordinated debt. These liabilities were marked-to-market with estimates of fair value on acquisition date. The resulting discount/premium to market is accreted/amortized as an increase/decrease to net interest income over the estimated lives of the liabilities. Additional credit quality deterioration above the original credit mark is recorded as additional provisions for loan losses. The Company also assumed certificates of deposit at a premium to market. These were marked-to-market with estimates of fair value on acquisition date. The resulting premium to market is being amortized as a decrease to interest expense over the estimated lives of the certificates of deposit.

The first quarter and remaining estimated discount/premium is reflected in the following table (dollars in thousands):

	Harrisonburg Branch		First Market Bank
	Loan Accretion	Certificates of Deposit	Loan Accretion	Investment Securities	Borrowings	Certificates of Deposit

For the quarter ended March 31, 2012	$211	$3	$1,049	$62	$(122)	$114
For the remaining nine months of 2012	377	8	2,576	139	(367)	108
For the years ending:
2013	148	7	2,377	15	(489)	—
2014	37	4	1,478	—	(489)	—
2015	26	—	570	—	(489)	—
2016	27	—	28	—	(163)	—
2017	23	—	—	—	—	—
Thereafter	120	—	—	—	—	—

Acquisition Activity – Other Operating Expenses

Acquisition related expenses associated with the acquisition of the Harrisonburg branch were $426,000 for the year ended December 31, 2011 and are recorded in “Other operating expenses” in the Company’s condensed consolidated statements of income. Such costs principally included system conversion and operations integration charges that have been expensed as incurred. There were no acquisition related expenses related to the Harrisonburg branch in 2012. The Company expects no further expenses from the Harrisonburg branch acquisition.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended March 31,
	2012			2011			2010
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$470,052	$3,456	2.96%	$412,512	$3,630	3.57%	$378,494	$3,539	3.79%
Tax-exempt	172,299	2,751	6.42%	164,928	2,698	6.63%	119,602	2,100	7.12%

Total securities (2)	642,351	6,206	3.89%	577,440	6,328	4.44%	498,096	5,639	4.59%
Loans, net (3) (4)	2,829,881	40,091	5.70%	2,812,412	41,592	6.00%	2,515,652	38,151	6.15%
Loans held for sale	67,906	599	3.55%	54,152	565	4.23%	44,607	446	4.05%
Federal funds sold	413	0	0.24%	266	—	0.32%	28,205	12	0.17%
Money market investments	39	—	0.00%	161	—	0.00%	112	—	0.00%
Interest-bearing deposits in other banks	37,923	22	0.23%	15,403	5	0.14%	14,694	8	0.22%
Other interest-bearing deposits	—	—	0.00%	—	—	0.00%	2,598	—	0.00%

Total earning assets	3,578,513	46,919	5.27%	3,459,834	48,490	5.68%	3,103,964	44,256	5.78%

Allowance for loan losses	(40,022)			(38,765)			(31,579)
Total non-earning assets	365,267			386,891			368,028

Total assets	$3,903,758			$3,807,960			$3,440,413

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$410,070	132	0.13%	$374,756	159	0.17%	$303,824	177	0.24%
Money market savings	898,539	997	0.45%	810,573	1,505	0.75%	634,090	1,476	0.94%
Regular savings	186,351	178	0.38%	160,565	103	0.26%	147,045	189	0.52%
Certificates of deposit: (5)
$100,000 and over	555,042	2,110	1.53%	600,932	2,482	1.68%	583,442	2,854	1.98%
Under $100,000	583,058	1,919	1.32%	620,168	2,434	1.59%	588,981	2,568	1.77%

Total interest-bearing deposits	2,633,059	5,335	0.82%	2,566,994	6,683	1.06%	2,257,382	7,264	1.30%
Other borrowings (6)	275,763	2,192	3.20%	291,412	1,908	2.66%	364,433	1,895	2.11%

Total interest-bearing liabilities	2,908,822	7,527	1.04%	2,858,406	8,591	1.22%	2,621,815	9,159	1.42%

Noninterest-bearing liabilities:
Demand deposits	534,593			486,864			401,971
Other liabilities	36,055			30,283			26,901

Total liabilities	3,479,469			3,375,553			3,050,687
Stockholders’ equity	424,289			432,407			389,726

Total liabilities and stockholders’ equity	$3,903,758			$3,807,960			$3,440,413

Net interest income		$39,392			$39,899			$35,097

Interest rate spread (7)			4.23%			4.46%			4.36%
Interest expense as a percent of average earning assets			0.85%			1.01%			1.20%
Net interest margin (8)			4.44%			4.68%			4.59%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $62 thousand in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2012 is $139 thousand.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $1.3 million in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2012 is $3.0 million.
(5)	Interest expense on certificates of deposits includes $117 thousand in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2012 is $116 thousand.
(6)	Interest expense on borrowings includes $122 thousand in amortization of the fair market value adjustments related to the acquisition of FMB. Remaining estimated amortization for 2012 is $367 thousand.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(8)	Core net interest margin excludes purchase accounting adjustments and was 4.28% for the quarter ending 3/31/12.

Provision for Loan Losses

The provision for loan losses for the current quarter was $3.5 million, an increase of $1.1 million from the fourth quarter of last year and a $2.8 million decrease from the same quarter a year ago. The increased provision from the most recent quarter reflects the need to increase reserves on impaired loans. While the impaired loan balances declined, the reserve requirements increased as management continues to monitor collateral values and guarantor support. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

The allowance for loan losses as a percentage of the total loan portfolio, including net loans acquired in the FMB and the Harrisonburg branch acquisitions, was 1.41% at March 31, 2012, 1.40% at December 31, 2011, and 1.44% at March 31, 2011. The allowance for loan losses as a percentage of the total loan portfolio, adjusted for acquired loans, was 1.77% at March 31, 2012, a decrease from 1.83% at December 31, 2011 and 1.96% from a year ago. While the allowance for loan losses as a percentage of the adjusted loan portfolio declined, the nonaccrual loan coverage ratio significantly improved, as it increased from 88.04% at December 31, 2011 and from 64.49% the same quarter last year to 94.84% at March 31, 2012. The rise in the coverage ratio, which at the highest level since the first quarter of 2010, further shows that management’s proactive diligence in working through problem credits is having a significant positive impact on asset quality. The lower allowance for loan losses as a percentage of loans compared to the loan portfolio, adjusted for acquired loans, is related to the elimination of FMB’s allowance for loan losses at acquisition. In acquisition accounting, there is no carryover of previously established allowance for loan losses.

Noninterest Income

On a linked quarter basis, noninterest income increased $95,000, or 0.8%, to $11.8 million from $11.7 million in the fourth quarter. During the first quarter, the Company incurred approximately $1.0 million lower losses on disposal of Bank owned property, primarily related to the Company’s recorded loss of $351,000 on disposal of Bank premises, and incurred losses on sales of OREO of $737,000 in the prior quarter. Also during the prior quarter, the Company recorded gains on sales of investment securities of $430,000. Gains on sales of mortgage loans decreased $412,000, or 7.2%, and were driven by compressed loan margins related to refinance volume. Excluding sales of Bank owned real estate, property, mortgage segment operations, and securities transactions, noninterest income decreased $95,000 or 1.4%.

For the quarter ended March 31, 2012, noninterest income increased $1.3 million, or 12.1%, to $11.8 million from $10.5 million in the prior year’s same quarter. Service charges on deposit accounts and other account fees increased $558,000, related to higher VISA interchange fee income, overdraft and return check charges, letter of credit fees, and ATM charges. Gains on sales of mortgage loans increased $328,000, or 6.6%, due to higher origination volume. During the first quarter 2011, the Company recorded losses on sales of OREO of $299,000 compared to $27,000 in the current quarter. Other operating income increased $133,000 primarily as a result of higher trust services income. Excluding the mortgage segment operations and prior year losses on sales of OREO, noninterest income increased $690,000 or 11.5%, from the same period a year ago.

	For the Three Months Ended
	03/31/12	12/31/11	$	%	03/31/11	$	%
Noninterest income:
Service charges on deposit accounts	$2,130	$2,258	(128)	-5.7%	$2,058	$72	3.5%
Other service charges, commissions and fees	3,410	3,296	114	3.5%	2,924	486	16.6%
Losses (gains) on securities transactions, net	(5)	430	(435)	-101.2%	(16)	11	-68.8%
Gains on sales of loans	5,296	5,708	(412)	-7.2%	4,968	328	6.6%

Losses on sales of other real estate owned and bank premises, net	(58)	(1,088)	1,030	-94.7%	(299)	241	-80.6%
Other operating income	1,045	1,119	(74)	-6.6%	912	133	14.6%

Total noninterest income	$11,818	$11,723	$95	0.8%	$10,547	$1,271	12.1%

Noninterest Expense

On a linked quarter basis, noninterest expense decreased $743,000, or 2.0%, to $35.6 million from $36.4 million when compared to the fourth quarter of 2011. Other operating expenses decreased $1.7 million, or 12.7%. Included in the decrease were lower OREO expenses of $575,000, primarily related to writedowns of $529,000 which occurred in the prior quarter, and lower marketing and advertising costs. Also adding to the decline were lower overdraft losses and recovery of previously charged off balances of $322,000 in the current quarter, and $230,000 lower FDIC insurance expense. Salaries and benefits expense increased $1.2 million related to timing of annual merit increases, the effect of certain annual salary tax caps effective in the prior quarter, and severance payments to affected employees. Excluding the mortgage segment operations, noninterest expense decreased $1.0 million, or 3.2%, compared to the fourth quarter of the prior year.

While the Company remains committed to growth, expense control continues to be a focus. During the current quarter the Company announced the closure of four branches; these closures are expected to take place during the second quarter of 2012. Total noninterest expense related to these branches was $221,000 during the current quarter and was made up of $65,000 of occupancy cost, $128,000 of personnel costs, and $28,000 of other operating costs. The Company reassigned the majority of branch personnel to other open positions within the Company.

For the quarter ended March 31, 2012, noninterest expense increased $842,000, or 2.4%, to $35.6 million from $34.8 million for the first quarter of 2011. Salaries and benefits expenses increased $1.9 million, primarily related to increased salary costs of $1.3 million related to additional personnel in acquired branches, higher group insurance costs of $216,000 due to additional employees and cost increases, higher profit sharing of $143,000 based on higher net income, and other employee benefit expenses of $225,000 related to severance payments to affected employees. Other operating expenses decreased $1.0 million, or 7.9%. This expense decrease included lower FDIC insurance expense of $1.0 million based on lower assessment and rate, lower amortization expense on the acquired deposit portfolio of $345,000, and lack of conversion costs in the current quarter compared to $294,000 in the first quarter 2011. Partially offsetting these decreases were higher marketing and advertising costs of $305,000 for free checking account campaigns, and higher account service costs of $196,000. Excluding the mortgage segment operations, noninterest expense increased $832,000, or 2.8%, compared to the first quarter of 2011.

	For the Three Months Ended
	03/31/12	12/31/11	$	%	03/31/11	$	%
Noninterest expense:
Salaries and benefits	$19,507	$18,342	$1,165	6.4%	$17,654	$1,853	10.5%
Occupancy expenses	2,647	2,797	(150)	-5.4%	2,754	(107)	-3.9%
Furniture and equipment expenses	1,763	1,823	(60)	-3.3%	1,662	101	6.1%
Other operating expenses	11,692	13,390	(1,698)	-12.7%	12,697	(1,005)	-7.9%

Total noninterest expense	$35,609	$36,352	$(743)	-2.0%	$34,767	842	2.4%

Mortgage segment operations	$(5,230)	$(4,968)	$(262)	5.3%	$(4,928)	$(302)	6.1%
Acquisition and conversion costs	—	—	—	—	(294)	294	-100.0%
Other non-recurring costs	—	—	—	—	—	—	—
Intercompany eliminations	115	118	(3)	-2.5%	117	(2)	-1.7%

	$30,494	$31,502	$(1,008)	-3.2%	$29,662	$832	2.8%

Securities

As of March 31, 2012, the Company maintained a diversified municipal bond portfolio with approximately 75% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the Commonwealth of Virginia represented 11% and the State of Texas represented 25% of the municipal portfolio. No other state had a concentration above 10%. Approximately 87% of municipal holdings are considered investment grade by Moody’s or Standard & Poor. The non-investment grade securities are principally insured Texas municipalities with no underlying rating. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of March 31, 2012. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rate for the three months ended March 31, 2012 and 2011 was 28.3% and 25.2%, respectively.

Community Bank Segment

On a linked quarter basis, net interest income after provision for loan losses declined $1.2 million, from $35.8 million to $34.6 million in the prior quarter, primarily as a result of $1.1 million additional provision for loan losses and, to a lesser extent, yields on earning asset declining at a faster pace than the decline in cost of interest bearing liabilities, a result of a lack of higher yield investment options in the current low-rate environment.

Noninterest income increased $500,000, or 8.1%, to $6.6 million from $6.1 million in the fourth quarter. During the prior quarter, the Company incurred losses on disposal of Bank owned property, of approximately $1.0 million primarily related to a loss on disposal of Bank owned property of $351,000 and losses on sales of OREO of $737,000. Also during the prior quarter, the Company recorded gains on sales of investment securities of $430,000. Absent the prior period sales of Bank owned real estate, property, and securities transactions, noninterest income decreased $95,000 or 1.4%.

Noninterest expense decreased $1.0 million, or 3.2%, to $30.5 million from $31.5 million when compared to the fourth quarter of 2011. Other operating expenses decreased $1.5 million, or 12.2%. Included in the decrease were lower OREO expenses of $449,000, primarily related to writedowns of $530,000 which occurred in the prior quarter, and lower marketing and advertising costs of $472,000. Also adding to the decline were lower overdraft losses and favorable charge-off recoveries of $322,000 in the current quarter, and $230,000 of lower FDIC insurance expense. Salaries and benefits expense increased $782,000 or 5.4% a result of timing of annual merit increases, the effect of certain annual salary tax caps effective in the prior quarter, and severance payments to affected employees.

For the three months ended March 31, 2012, net interest income after provisions for loan losses increased $2.5 million, or 7.9%, from the same period in 2011, principally a result of a lower provision for loan loss of $2.8 million, and to a lesser extent, a decline in income from interest-earning assets outpacing lower costs on interest-bearing liabilities.

Noninterest income increased $942,000, or 16.5%, to $6.6 million from $5.7 million in the prior year’s same quarter. Service charges on deposit accounts and other account fees increased $558,000, due to higher VISA interchange fee income, overdraft and return check charges, letter of credit fees, and ATM charges. During the first quarter 2011, the Company recorded losses on sales of OREO of $299,000 compared to $27,000 in the current quarter. Other operating income increased $132,000.

Noninterest expense increased $538,000, or 1.8%, to $30.5 million from $30.0 million for the first quarter of 2011. Salaries and benefits expenses increased $1.6 million, primarily related to increased salary costs of $1.0 million related to additional acquired branch personnel, higher group insurance costs of $202,000 due to additional employees and cost increases, higher profit sharing of $143,000 based on higher net income, and other employee benefit expenses of $225,000 related to severance payments to affected employees. Other operating expenses decreased $1.0 million, or 8.5%. This expense decrease included lower FDIC insurance expense of $1.0 million based on lower assessment and rate, lower amortization expense on the acquired deposit portfolio of $345,000, and lack of conversion costs in the current quarter compared to $294,000 in the first quarter 2011. Partially offsetting these decreases were higher marketing and advertising costs of $305,000 for free checking account campaigns, and higher account service costs of $196,000.

Mortgage Segment

On a linked quarter basis, the mortgage segment net income for the first quarter of 2012 decreased $420,000, or 64.2%, from $654,000 in the fourth quarter to $234,000, related to lower gains on sale of loans and additional salary and benefits expense. Gains on the sale of loans decreased $412,000, or 7.2%, due to compressed loan margins driven by refinance loan volume. Beginning in mid-February, the Company hired additional loan originators and support personnel who were formerly employed by a national mortgage company that exited the mortgage origination business. A portion of the $383,000 increase in salary and benefit expenses was related to the addition of these originators and related support personnel. These originators produced $10 million in mortgage loans in the first quarter and, as they continue to build their loan pipeline, the Company anticipates increased production from that group during the second quarter. Originations decreased by $2.6 million from $186.6 million to $184.0 million, or 1.4%, from the fourth quarter. Refinanced loans represented 56.5% of the originations during the first quarter compared to 52.2% during the fourth quarter. Loan related expenses were $172,000, decreasing $126,000, or 42.3% from the prior quarter as a result of write offs of uncollectible appraisals in the previous quarter.

For the three months ended March 31, 2012, the mortgage segment net income decreased $94,000 from $328,000 to $234,000, or 28.7%, compared to the same period last year, primarily due to narrower loan margins and higher salaries and benefits expense for additional personnel described above. Originations increased by $34.9 million from $149.1 million to $184.0 million, or 23.4%, from the first quarter last year. As a result, gains on the sale of loans increased $328,000, or 6.6%. Refinance loans represented 56.5% of originations during the first quarter of 2012 compared to 38.1% during the same period a year ago. Salaries and benefits increased $253,000 primarily as a result of additional personnel. In addition, interest income declined by $179,000, or 36.8% due to an increase in the warehouse line of credit borrowing rate.

BALANCE SHEET

At March 31, 2012, total cash and cash equivalents were $111.2 million, an increase of $14.5 million from December 31, 2011, and an increase of $26.4 million from March 31, 2011. During the fourth quarter, the Company paid the U.S. Treasury $35.7 million to redeem the preferred stock issued to the U.S.Treasury and assumed in the FMB acquisition. At March 31, 2012, investments in securities increased $60.1 million when compared to the prior year’s first quarter. At March 31, 2012, net loans were $2.8 billion, an increase of $22.4 million from the prior quarter, and an increase of $35.0 million from March 31, 2011. Mortgage loans held for sale of $73.6 million decreased by $1.2 million, virtually unchanged from the prior quarter, and an increase of $23.0 million from March 31, 2011. At March 31, 2012, total assets were $3.9 billion, an increase of $40.7 million compared to the fourth quarter, and an increase of $135.1 million from $3.8 billion at March 31, 2011.

For three months ended March 31, 2012, total deposits grew $40.6 million, or 1.3%, when compared to December 31, 2011, and grew $149.1 million, or 4.9%, from March 31, 2011. Of this amount, interest bearing deposits increased $10.3 million compared to the fourth quarter driven by higher volumes in NOW and savings accounts due to favorable results of strategic marketing efforts during the quarter. Similarly, interest bearing deposits increased $91.8 million from March 31, 2011, as money market, NOW accounts, and saving accounts balances increases were partially offset by runoff in certificates of deposit. Total borrowings, including repurchase agreements, decreased $9.8 million on a linked quarter basis and decreased $12.7 million from March 31, 2011 as the Company experience lower demand for securities sold under agreements for repurchase. The Company’s equity to assets ratio was 10.79% and 11.42% at March 31, 2012 and 2011, respectively. The decrease in the equity to assets ratio was due to the Company’s redemption of the preferred stock described above. The Company’s tangible common equity to tangible assets ratio was 8.97% and 8.51% at March 31, 2012 and 2011, respectively.

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

As of March 31, 2012, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, loans held for sale, investment securities and loans that mature within one year totaled $1.2 billion, or 33.4%, of total earning assets. As of March 31, 2012, approximately $977 million, or 34.4%, of total loans are scheduled to mature within one year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, securities sold under agreements to repurchase and customer repurchase agreements, to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	March 31,	% of Total	December 31,	% of Total	March 31,	% of Total
	2012	Loans	2011	Loans	2011	Loans
Loans secured by real estate:
Residential 1-4 family	$458,234	16.1%	$447,544	15.9%	$433,517	15.4%
Commercial	1,009,342	35.6%	985,934	34.9%	937,104	33.5%
Construction, land development and other land loans	428,258	15.1%	444,739	15.8%	484,835	17.3%
Second mortgages	52,121	1.8%	55,630	2.0%	62,572	2.2%
Equity lines of credit	300,804	10.6%	304,320	10.8%	298,634	10.6%
Multifamily	123,556	4.3%	108,260	3.8%	92,360	3.3%
Farm land	27,370	1.0%	26,962	1.0%	26,715	1.0%

Total real estate loans	2,399,685	84.5%	2,373,389	84.2%	2,335,737	83.3%

Commercial Loans	174,520	6.1%	169,695	6.0%	163,943	5.8%
Consumer installment loans
Personal	233,182	8.2%	241,753	8.6%	264,142	9.4%
Credit cards	19,319	0.7%	19,006	0.7%	17,095	0.6%

Total consumer installment loans	252,501	8.9%	260,759	9.3%	281,237	10.0%

All other loans	15,052	0.5%	14,740	0.5%	26,011	0.9%

Gross loans	$2,841,758	100.0%	$2,818,583	100.0%	$2,806,928	100.0%

As reflected in the loan table, at March 31, 2012, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers’ focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

Overview

During the first quarter, the Company continued to monitor asset quality and take appropriate action to reduce nonperforming assets and related loss exposure. The reduced levels of nonaccrual loans were favorable while OREO balances increased as a result of a small number of larger loans, principally related to commercial real estate, transferred to OREO that were not on nonaccrual status during the previous quarter. Economic conditions are showing improvement and while the future remains uncertain, the Company’s reduced trends in provisions for loan losses, increased allowance to nonperforming loans coverage ratio, and decreased levels of troubled debt restructurings and impaired loans demonstrate that its dedicated efforts to improve asset quality are continuing to having a positive impact. The magnitude of any change in the real estate market and its impact on the Company is still largely dependent upon continued recovery of commercial real estate and residential housing, and the pace at which the local economies in the Company’s operating markets recover.

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

Troubled Debt Restructurings (“TDRs”)

On July 1, 2011 the Company adopted the amendments in Accounting Standards Update No. 2011-02 Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). The total recorded investment in TDRs as of March 31, 2012 was $99.8 million, a decrease of $12.8 million from $112.6 million at December 31, 2011. Of the $99.8 million of TDRs at March 31, 2012, $86.1 million, or 86.27%, were considered performing while the remaining $13.7 million were considered nonperforming. The primary cause for the decline in TDRs is related to restructured loans with a market rate of interest at the time of the restructuring; these loans were considered performing in accordance with their modified terms for a consecutive twelve month period and were no longer considered impaired.

The following table shows the Company’s performing and nonperforming TDRs by modification type for the quarter ended (dollars in thousands):

	March 31, 2012	December 31, 2011	September 30, 2011
Performing
Modified to interest only	$1,812	$699	$839
Term modification, at a market rate	75,455	87,920	91,039
Term modification, below market rate	8,797	10,215	10,254

Total performing	$86,064	$98,834	$102,132

Nonperforming
Modified to interest only	$649	$1,190	$658
Term modification, at a market rate	4,290	3,660	4,187
Term modification, below market rate	8,804	8,954	9,398

Total nonperforming	$13,743	$13,804	$14,243

Total performing & nonperforming	$99,807	$112,638	$116,375

Nonperforming Assets (“NPAs”)

At March 31, 2012, nonperforming assets totaled $80.1 million, an increase of $3.0 million from the fourth quarter of last year and a decrease of $21.2 million compared to a year ago. In addition, NPAs as a percentage of total outstanding loans increased 8 basis points from 2.74% in the fourth quarter of last year and declined 79 basis points from 3.61% in the first quarter of the prior year to 2.82% at March 31, 2012. The current quarter increase in NPAs from the fourth quarter of last year related to a net increase in OREO of $5.4 million, partially offset by a net decrease in nonaccrual loans, excluding purchased impaired loans, of $2.4 million.

Nonperforming assets at March 31, 2012 included $42.4 million in nonaccrual loans (excluding purchased impaired loans), a net decrease of $2.4 million, or 5.36%, from the prior quarter. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	March 31, 2012	December 31, 2011	March 31, 2011
Beginning Balance	$44,834	$51,965	$61,716
Net customer payments	(2,778)	(6,556)	(2,163)
Additions	2,805	5,364	8,567
Charge-offs	(1,549)	(2,304)	(1,563)
Loans returning to accruing status	—	(1,950)	(502)
Transfers to OREO	(921)	(1,685)	(3,413)

Ending Balance	$42,391	$44,834	$62,642

The nonperforming loans added during the quarter were principally related to commercial real estate and mortgages as borrowers continued to experience financial difficulties with the prolonged economic recovery exhausting their cash reserves and other repayment sources.

The following table presents the composition of nonaccrual loans (excluding purchased impaired loans) and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the quarter ended (dollars in thousands):

	March 31, 2012	December 31, 2011	March 31, 2011
Raw Land and Lots	$13,064	$13,322	$22,808
Commercial Construction	9,835	10,276	11,489
Commercial Real Estate	6,299	7,993	10,015
Single Family Investment Real Estate	4,507	5,048	9,340
Commercial and Industrial	5,318	5,297	4,899
Other Commercial	233	238	509
Consumer	3,135	2,660	3,582

Total	$42,391	$44,834	$62,642

Coverage Ratio	94.84%	88.04%	64.49%

Impairment analyses provided appropriate reserves on these nonperforming loans while appropriate reserves on homogenous pools continue to be maintained. The increase in the coverage ratio is primarily related to a decline in nonperforming loans.

Nonperforming assets at March 31, 2012 also included $37.7 million in OREO, a net increase of $5.4 million, or 16.72%, from the prior quarter. The following table shows the activity in OREO for the quarter ended (dollars in thousands):

	March 31, 2012	December 31, 2011	March 31, 2011
Beginning Balance	$32,263	$34,464	$36,122
Additions	6,593	2,543	6,406
Improvements	319	197	37
Valuation Adjustments	—	(530)	(12)
Proceeds from sales	(1,485)	(3,674)	(3,580)
Gains (losses) from sales	(27)	(737)	(299)

Ending Balance	$37,663	$32,263	$38,674

The additions were principally related to residential and commercial real estate; sales from OREO were principally related to residential real estate and lots.

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	March 31, 2012	December 31, 2011	March 31, 2011
Land	$6,327	$6,327	$8,885
Land Development	11,559	11,309	12,192
Residential Real Estate	12,482	11,024	15,345
Commercial Real Estate	6,275	2,583	1,232
Land Previously Held for Branch Sites	1,020	1,020	1,020

Total	$37,663	$32,263	$38,674

Included in land development is $9.1 million related to a residential community in the Northern Neck region of Virginia, which includes developed residential lots, a golf course, and undeveloped land. Foreclosed properties were adjusted to their fair values at the time of each foreclosure and any losses were taken as loan charge-offs against the allowance for loan losses at that time. OREO asset valuations are also evaluated at least quarterly and any necessary write downs to fair values are recorded as impairment.

Charge-offs and Delinquencies

For the quarter ended March 31, 2012, net charge-offs of loans were $2.8 million, or 0.39%, on an annualized basis, compared to $4.2 million, or 0.59%, for the fourth quarter of 2011 and $4.3 million, or 0.62%, for the same quarter last year. Net charge-offs in the current quarter included commercial loans of $1.3 million and consumer loans of $1.5 million. At March 31, 2012, total accruing past due loans were $41.0 million, or 1.44%, of total loans, a slight increase from 1.40% at December 31, 2011 and a decrease from 1.52% a year ago.

	March 31,	December 31,	March 31,
	2012	2011	2011
Nonaccrual loans	$42,391	$44,834	$62,642
Foreclosed properties	36,643	31,243	37,654
Real estate investment	1,020	1,020	1,020

Total nonperforming assets	$80,054	$77,097	$101,316

Balances
Allowance for loan losses	$40,204	$39,470	$40,399
Average loans, net of unearned income	2,829,881	2,804,500	2,812,412
Loans, net of unearned income	2,841,758	2,818,583	2,806,928

Ratios
Allowance for loan losses to loans	1.41%	1.40%	1.44%
Allowance-to-legacy loans (Non-GAAP)	1.77%	1.83%	1.96%
Allowance for loan losses to NPLs	94.84%	88.04%	64.49%
Nonperforming assets to loans & other real estate	2.78%	2.70%	3.56%
Nonperforming assets to total outstanding loans	2.82%	2.74%	3.61%
Net charge-offs to loans (annualized)	0.39%	0.59%	0.62%

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

The Board of Governors of the Federal Reserve System and the FDIC have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a ratio of total capital to risk-weighted assets of 14.64% and 15.12% on March 31, 2012 and 2011, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 12.98% and 13.37% at March 31, 2012 and 2011, respectively, allowing the Company to meet the definition of “well capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2012 and 2011. The Company’s equity to asset ratios at March 31, 2012 and 2011 were 10.79% and 11.42%, respectively.

In connection with two bank acquisitions, prior to 2005, the Company has issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

The Company’s outstanding series of preferred stock as of December 31, 2010 resulted from the acquisition of First Market Bank. On February 6, 2009, First Market Bank issued and sold to the Treasury 33,900 shares of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B and a warrant to purchase up to 1,695 shares of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C. The Treasury immediately exercised the warrant for the entire 1,695 shares. In connection with the Company’s acquisition of FMB, the Company’s Board of Directors established a series of preferred stock with substantially identical preferences, rights and limitations to the First Market Bank preferred stock, except as explained below. Pursuant to the closing of the acquisition, each share of First Market Bank Series B and Series C preferred stock was exchanged for one share of the Company’s Series B Preferred Stock. The

Series B Preferred Stock of the Company paid cumulative dividends to the Treasury at a rate of 5.19% per annum for the first five years and thereafter at a rate of 9.0% per year. The 5.19% dividend rate was a blended rate comprised of the dividend rate of the 33,900 shares of First Market Bank 5% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B and 1,695 shares of First Market Bank 9% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A. The Series B Preferred Stock of the Company is non-voting and each share has a liquidation preference of $1,000. During the fourth quarter of 2011, the Company received approval from the Treasury and its regulators to redeem the Preferred Stock issued to the Treasury and assumed by the Company as part of the 2010 merger with FMB. On December 7, 2011, the Company paid approximately $35.7 million, from cash, to the Treasury in full redemption of the Preferred Stock.

The following table summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	March 31,	December 31,	March 31,
	2012	2011	2011
Tier 1 capital	$395,539	$390,623	$404,271
Tier 2 capital	50,525	50,395	52,893
Total risk-based capital	446,064	441,018	457,164
Risk-weighted assets	3,047,777	3,039,099	3,023,431

Capital ratios:
Tier 1 risk-based capital ratio	12.98%	12.85%	13.37%
Total risk-based capital ratio	14.64%	14.51%	15.12%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.34%	10.14%	10.85%
Stockholders’ equity to assets	10.79%	10.79%	11.42%
Tangible common equity to tangible assets	8.97%	8.91%	8.51%

NON-GAAP MEASURES

In reporting the results of March 31, 2012, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit and trademark intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Cash basis operating earnings per share was $0.34 and $0.28 for the three months ended March 31, 2012 and 2011, respectively. Cash basis return on average tangible common equity and assets for the three months ended, March 31, 2012 was 10.32% and 0.93%, respectively.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the periods ended (dollars in thousands, except share and per share amounts):

	Three Months Ended
	March 31
	2012	2011

Net income	$7,923	$6,194
Plus: core deposit intangible amortization, net of tax	852	1,076
Plus: trademark intangible amortization, net of tax	65	65

Cash basis operating earnings	$8,840	$7,335

Average assets	$3,903,758	$3,807,960
Less: average trademark intangible	383	782
Less: average goodwill	59,400	57,567
Less: average core deposit intangibles	20,059	25,994

Average tangible assets	$3,823,916	$3,723,617

Average equity	$424,289	$432,407
Less: average trademark intangible	383	782
Less: average goodwill	59,400	57,567
Less: average core deposit intangibles	20,059	25,994
Less: average preferred equity	—	34,448

Average tangible equity	$344,447	$313,616

Weighted average shares outstanding, diluted	25,879,158	25,980,698
Cash basis earnings per share, diluted	$0.34	$0.28
Cash basis return on average tangible assets	0.93%	0.80%
Cash basis return on average tangible equity	10.32%	9.49%

The allowance for loan losses as a percentage of the total loan portfolio includes net loans acquired in the FMB and the Harrisonburg branch acquisitions. The Company believes the presentation of the allowance-to-legacy loan ratio (non-GAAP) is useful to investors because the acquired loans were recorded at a market discount (including credit valuation) with no allowance for loan losses carried over to the Company.

Acquired loans that have further deteriorated are included in the loan loss calculation and reflected in both the numerator and denominator of the allowance-to-legacy loan ratio. In order to present the allowance-to-legacy loan ratio, acquired loans with no additional credit deterioration beyond the original credit mark are adjusted out of the loan balance denominator. The following table shows the allowance for loan losses as a percentage of the total loan portfolio, adjusted to remove acquired loans (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011

Gross loans	$2,841,758	$2,806,928
Less: acquired loans without additional credit deterioration	(571,580)	(743,308)

Gross loans, net of acquired	$2,270,178	$2,063,620

Allowance for loan losses	$40,204	$40,399

Allowance for loan losses ratio	1.41%	1.44%
Allowance for loan losses ratio, net of acquired	1.77%	1.96%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended March 31, 2012 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+300 basis points	4.68	7,385
+200 basis points	3.07	4,837
+100 basis points	1.31	2,069
Most likely rate scenario	—	—
-100 basis points	(1.41)	(2,221)
-200 basis points	(2.53)	(3,986)
-300 basis points	(2.73)	(4,301)

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation based on the balances at the period ended March 31, 2012 (dollars in thousands):

	Change In Economic Value of Equity
	%	$
Change in Yield Curve:
+300 basis points	(3.39)	(17,344)
+200 basis points	(0.84)	(4,319)
+100 basis points	0.44	2,260
Most likely rate scenario	—	—
-100 basis points	(5.54)	(28,373)
-200 basis points	(9.68)	(49,581)
-300 basis points	(11.23)	(57,489)

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

In December 2011, the Company was authorized to repurchase up to 350,000 shares of its common stock in the open market at prices that management determines to be prudent. No shares were repurchased during 2011. In February 2012, the Company entered into a Stock Purchase Agreement (the “Agreement”) with a member of the board of directors. Pursuant to the Agreement, the Company repurchased 335,649 shares of its common stock for an aggregate purchase price of $4,363,437, or $13.00 per share. The repurchase was funded with cash on hand. The Company transferred 115,384 of the repurchased shares to its Employee Stock Ownership Plan for $13.00 per share. The remaining 220,265 shares were retired.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00	The following materials from the Company’s 10-Q Report for the quarterly period ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union First Market Bankshares Corporation
(Registrant)

Date: May 9, 2012	By:	/s/ G. William Beale
G. William Beale,
Chief Executive Officer

Date: May 9, 2012	By:	/s/ D. Anthony Peay
D. Anthony Peay,
Executive Vice President and Chief Financial Officer