Form 10-Q
period 2012-06-30
UNION FIRST MARKET BANKSHARES CORP
filed 2012-08-08
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares of common stock outstanding as of July 27, 2012 was 25,952,035

UNION FIRST MARKET BANKSHARES CORPORATION

FORM 10-Q

ii

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,	June 30,
	2012	2011	2011
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$57,245	$69,786	$61,465
Interest-bearing deposits in other banks	14,975	26,556	1,583
Money market investments	1	155	27
Federal funds sold	163	162	159

Total cash and cash equivalents	72,384	96,659	63,234

Securities available for sale, at fair value	627,543	620,166	568,177
Restricted stock, at cost	19,291	20,661	22,883

Loans held for sale	100,066	74,823	50,420

Loans, net of unearned income	2,887,790	2,818,583	2,859,569
Less allowance for loan losses	40,985	39,470	39,631

Net loans	2,846,805	2,779,113	2,819,938

Bank premises and equipment, net	91,122	90,589	91,601
Other real estate owned, net of valuation allowance	35,802	32,263	36,935
Core deposit intangibles, net	18,178	20,714	23,658
Goodwill	59,400	59,400	59,400
Other assets	111,697	112,699	115,278

Total assets	$3,982,288	$3,907,087	$3,851,524

LIABILITIES
Noninterest-bearing demand deposits	$591,757	$534,535	$520,511
Interest-bearing deposits:
NOW accounts	425,188	412,605	378,511
Money market accounts	905,739	904,893	842,135
Savings accounts	198,728	179,157	175,709
Time deposits of $100,000 and over	534,682	511,614	505,993
Other time deposits	562,892	632,301	660,194

Total interest-bearing deposits	2,627,229	2,640,570	2,562,542

Total deposits	3,218,986	3,175,105	3,083,053

Securities sold under agreements to repurchase	75,394	62,995	77,324
Other short-term borrowings	—	—	2,900
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	155,625	155,381	155,136
Other liabilities	38,537	31,657	29,685

Total liabilities	3,548,852	3,485,448	3,408,408

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $10.00 par value, $1,000 liquidation value, shares authorized 500,000; issued and outstanding, 35,595 shares at June 30, 2011 and zero at December 31, 2011 and June 30, 2012.	—	—	35,595
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 25,952,035 shares, 26,134,830 shares, and 26,043,633 shares, respectively.	34,415	34,672	34,569
Surplus	185,733	187,493	186,177
Retained earnings	202,278	189,824	178,125
Discount on preferred stock	—	—	(1,048)
Accumulated other comprehensive income	11,010	9,650	9,698

Total stockholders’ equity	433,436	421,639	443,116

Total liabilities and stockholders’ equity	$3,982,288	$3,907,087	$3,851,524

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$40,299	$42,332	$80,907	$84,335
Interest on deposits in other banks	34	28	58	33
Interest and dividends on securities:
Taxable	3,182	3,627	6,636	7,257
Nontaxable	1,789	1,769	3,577	3,523

Total interest and dividend income	45,304	47,756	91,178	95,148

Interest expense:
Interest on deposits	5,023	6,166	10,358	12,850
Interest on Federal funds purchased	1	—	1	7
Interest on short-term borrowings	47	82	91	166
Interest on long-term borrowings	2,147	1,885	4,294	3,702

Total interest expense	7,217	8,133	14,744	16,725

Net interest income	38,087	39,623	76,434	78,423
Provision for loan losses	3,000	4,500	6,500	10,800

Net interest income after provision for loan losses	35,087	35,123	69,934	67,623

Noninterest income:
Service charges on deposit accounts	2,291	2,216	4,421	4,274
Other service charges, commissions and fees	3,627	3,351	7,037	6,275
Gains (losses) on securities transactions, net	10	—	5	(16)
Gains on sales of mortgage loans	7,315	4,303	12,611	9,271
Losses (gains) on sales of other real estate and bank premises, net	195	(791)	137	(1,090)
Other operating income	972	884	2,017	1,796

Total noninterest income	14,410	9,963	26,228	20,510

Noninterest expenses:
Salaries and benefits	20,418	17,580	39,925	35,234
Occupancy expenses	3,092	2,668	5,739	5,422
Furniture and equipment expenses	1,868	1,679	3,631	3,341
Other operating expenses	12,386	13,945	24,078	26,642

Total noninterest expenses	37,764	35,872	73,373	70,639

Income before income taxes	11,733	9,214	22,789	17,494
Income tax expense	3,313	2,394	6,446	4,480

Net income	$8,420	$6,820	$16,343	$13,014
Dividends paid and accumulated on preferred stock	—	462	—	924
Accretion of discount on preferred stock	—	65	—	129

Net income available to common shareholders	$8,420	$6,293	$16,343	$11,961

Earnings per common share, basic	$0.32	$0.24	$0.63	$0.46

Earnings per common share, diluted	$0.32	$0.24	$0.63	$0.46

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$8,420	$6,820	$16,343	$13,014
Other comprehensive income:
Change in fair value of interest rate swap (cash flow hedge)	(487)	(1,192)	(290)	(999)
Unrealized gains on securities:
Unrealized holding gains arising during period (net of tax, $535 and $890 for three and six months ended 2012)	992	4,059	1,653	7,116
Reclassification adjustment for losses included in net income (net of tax, $4 and $2 for three and six months ended 2012)	(6)	0	(3)	10

Other comprehensive income	499	2,867	1,360	6,127

Comprehensive income	$8,919	$9,687	$17,703	$19,141

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands, except share amounts)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Discount on Preferred Stock	Accumu- lated Other Compre- hensive Income	Total
Balance—December 31, 2010	$35,595	$34,532	$185,763	$169,801	$(1,177)	$3,571	$428,085

Net income—2011				13,014			13,014
Other comprehensive income (net of tax, $3,836)						6,127	6,127
Dividends on Common Stock ($.14 per share)				(3,637)			(3,637)
Tax benefit from exercise of stock awards			1				1
Dividends on Preferred Stock				(924)			(924)
Accretion of discount on Preferred Stock				(129)	129		—
Issuance of common stock under Dividend Reinvestment Plan (9,747 shares)		13	147				160
Issuance of common stock under Stock Incentive Plan (6,450 shares)		8	47				55
Vesting of restricted stock under Stock Incentive Plan (12,243 shares)		16	(16)				—
Stock-based compensation expense			235				235

Balance—June 30, 2011	$35,595	$34,569	$186,177	$178,125	$(1,048)	$9,698	$443,116

Balance—December 31, 2011	$—	$34,672	$187,493	$189,824	$—	$9,650	$421,639

Net income—2012				16,343			16,343
Other comprehensive income (net of tax, $888)						1,360	1,360
Dividends on Common Stock ($.15 per share)				(3,632)			(3,632)
Stock purchased under stock repurchase plan (220,265 shares)		(293)	(2,570)				(2,863)
Issuance of common stock under Dividend Reinvestment Plan (19,028 shares)		25	232	(257)			—
Vesting of restricted stock under Stock Incentive Plan (9,647 shares)		13	(13)				—
Net settle for taxes on Restricted Stock Awards (1,818 shares)		(2)	(24)				(26)
Stock-based compensation expense			615				615

Balance—June 30, 2012	$—	$34,415	$185,733	$202,278	$—	$11,010	$433,436

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands)

	2012	2011
Operating activities:
Net income	$16,343	$13,014
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of bank premises and equipment	3,412	3,312
Amortization, net	4,835	3,182
Provision for loan losses	6,500	10,800
(Gains) losses on the sale of investment securities	(5)	16
(Increase) decrease in loans held for sale, net	(25,243)	23,554
(Gain) loss on sales of other real estate owned and bank premises, net	(137)	1,090
Stock-based compensation expense	615	235
Decrease in other assets	2,304	3,852
Increase (decrease) in other liabilities	6,590	(1,249)

Net cash and cash equivalents provided by operating activities	15,214	57,806

Investing activities:
Purchases of securities available for sale	(95,191)	(72,737)
Proceeds from sales of securities available for sale	3,583	—
Proceeds from maturities, calls and paydowns of securities available for sale	83,656	60,904
Net (increase) decrease in loans	(84,671)	30,469
Net increase in bank premises and equipment	(3,602)	(2,707)
Proceeds from sales of other real estate owned	7,077	7,271
Improvements to other real estate owned	(343)	—
Cash paid in bank acquisition	—	(26,437)
Cash acquired in bank and branch acquisitions	—	230

Net cash and cash equivalents used in investing activities	(89,492)	(3,007)

Financing activities:
Net increase in noninterest-bearing deposits	57,222	31,278
Net increase (decrease) in interest-bearing deposits	(13,341)	(67,153)
Net increase (decrease) in short-term borrowings	12,399	(12,743)
Net increase in long-term borrowings	244	244
Cash dividends paid—common stock	(3,632)	(3,637)
Cash dividends paid—preferred stock	—	(924)
Repurchase of common stock	(2,863)	—
Taxes paid related to net share settlement of equity awards	(26)	1
Issuance of common stock	—	215

Net cash and cash equivalents provided by (used in) financing activities	50,003	(52,719)

Increase (decrease) in cash and cash equivalents	(24,275)	2,081
Cash and cash equivalents at beginning of the period	96,659	61,153

Cash and cash equivalents at end of the period	$72,384	$63,234

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$15,699	$16,928
Income taxes	2,914	2,464

Supplemental schedule of noncash investing and financing activities
Unrealized gain on securities available for sale	$2,538	$10,052
Changes in fair value of interest rate swap	(290)	(999)
Transfers from loans to other real estate owned	10,479	8,546

Transactions related to bank and branch acquisitions
Increase in assets and liabilities:
Loans	$—	$70,817
Other assets	—	4,324
Noninterest bearing deposits	—	4,366
Interest bearing deposits	—	44,503
Other liabilities	—	65

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

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

2. BUSINESS COMBINATIONS

Harrisonburg Branch Acquisition

On May 20, 2011, the Company completed the purchase of the former NewBridge Bank branch in Harrisonburg, Virginia, assets and liabilities related to the branch business, and a potential branch site in Waynesboro, Virginia. Under the parties’ agreement, the Company purchased loans of $72.5 million, assumed deposit liabilities of $48.9 million, and purchased the related fixed assets of the branch. The Company operates the acquired bank branch under the name Union First Market Bank (the “Harrisonburg branch”). The acquisition, which allowed the Company to establish immediately a meaningful presence in a new banking market, is consistent with the Company’s secondary growth strategy of expanding operations along the Interstate Route 81 corridor. The Company’s consolidated statements of income include the results of operations of the Harrisonburg branch from the closing date of the acquisition.

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

In the second quarter, interest income of approximately $692,000 was recorded on loans acquired in the Harrisonburg branch acquisition. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

June 30, 2012:
Outstanding principal balance	$50,869
Carrying amount	$50,221

December 31, 2011:
Outstanding principal balance	$54,953
Carrying amount	$53,359

Loans obtained in the acquisition of the Harrisonburg branch for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments are not considered to be material to the Company’s consolidated assets.

First Market Bank Acquisition In February 2010, the Company completed the acquisition of First Market Bank (“FMB”). Interest income on acquired loans for the second quarter of 2012 was approximately $6.9 million. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

June 30, 2012:
Outstanding principal balance	$498,927
Carrying amount	$489,002

December 31, 2011:
Outstanding principal balance	$632,602
Carrying amount	$620,048

Loans obtained in the acquisition of FMB for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments are not considered to be material to the Company’s consolidated assets.

During the second quarter of 2012, the Company compared the expected prepayments at acquisition to actual payments and anticipated future payments on four purchased performing loan pools. The slower prepayment speed noted on real estate, commercial real estate, land, and auto pools during this assessment resulted in an adjustment to the fair value discount accretion rate. This is considered a change in accounting estimate and resulted in a lower effective yield in each pool and had an immaterial impact on the financial statements.

3. STOCK-BASED COMPENSATION

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) and the 2003 Stock Incentive Plan (the “2003 Plan”) provide for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company and its subsidiaries. The 2011 Plan makes available 1,000,000 shares, which may be awarded to employees of the Company and its subsidiaries in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Approximately 23,000 shares remain available for grant under the 2003 Plan, which expires in 2013. Under both plans, the option price cannot be less than the fair market value of the stock on the grant date. The Company issues new shares to satisfy stock-based awards. A stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of 20% over a five year vesting schedule. Collectively, there remain approximately 743,000 shares available as of June 30, 2012 for issuance under the 2011 and 2003 Plans.

For the three month and six month periods ended June 30, 2012 and 2011, the Company recognized stock-based compensation expense of approximately $376,000 and $615,000, and $145,000 and $235,000, respectively. These expenses were less than $0.01 per common share for both periods ended June 30, 2011, and $0.01 and $0.02 for the three and six month periods, respectively, ended June 30, 2012.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2012:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2011	422,750	$17.70
Granted	131,657	14.40
Forfeited	(18,429)	14.52
Expired	(10,905)	21.10

Options outstanding, June 30, 2012	525,073	16.91

Options exercisable, June 30, 2012	229,136	20.59

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Dividend yield (1)	2.47%	2.36%
Expected life in years (2)	7.0	7.0
Expected volatility (3)	41.53%	41.02%
Risk-free interest rate (4)	1.24%	2.71%

Weighted average fair value per option granted	$4.76	$4.31

(1)	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
(2)	Based on the average of the contractual life and vesting schedule for the respective option.
(3)	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
(4)	Based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of June 30, 2012:

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	496,967	229,136
Weighted average remaining contractual life in years	6.64	4.00
Weighted average exercise price on shares above water	$13.22	$12.17
Aggregate intrinsic value	$294,614	$66,268

There were no stock options exercised during the second quarter of 2012; the total intrinsic value for stock options exercised during both the three and six months ended June 30, 2012 was $0. The fair value of stock options vested during the six months ended June 30, 2012 was approximately $275,000.

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

The following table summarizes the nonvested stock activity for the six months ended June 30, 2012:

	Number of Shares of Restricted Stock	Performance Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2011	140,557	6,000	$12.62
Granted	70,061	—	14.21
Vested	(7,904)	—	15.81
Forfeited	(12,904)	(1,500)	13.12

Balance, June 30, 2012	189,810	4,500	12.74

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of June 30, 2012 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining six months of 2012	$180	$460	$640
For year ending December 31, 2013	368	687	1,055
For year ending December 31, 2014	361	359	720
For year ending December 31, 2015	269	91	360
For year ending December 31, 2016	155	6	161
For year ending December 31, 2017	25	—	25

Total	$1,358	$1,603	$2,961

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of unearned income, and consist of the following at June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30,	December 31,
	2012	2011
Commercial:
Commercial Construction	$190,141	$185,359
Commercial Real Estate—Owner Occupied	478,804	452,407
Commercial Real Estate—Non-Owner Occupied	694,980	655,083
Raw Land and Lots	208,460	214,284
Single Family Investment Real Estate	210,151	192,437
Commercial and Industrial	210,517	212,268
Other Commercial	42,494	44,403
Consumer:
Mortgage	221,063	219,646
Consumer Construction	25,778	20,757
Indirect Auto	158,813	162,708
Indirect Marine	33,729	39,819
HELOCs	280,030	277,101
Credit Card	19,717	19,006
Other Consumer	113,113	123,305

Total	$2,887,790	$2,818,583

The following table shows the aging of the Company’s loan portfolio, by class, at June 30, 2012 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$—	$—	$—	$—	$9,763	$180,378	$190,141
Commercial Real Estate—Owner Occupied	3,151	50	200	1,234	5,194	468,975	478,804
Commercial Real Estate—Non-Owner Occupied	895	1,721	636	—	517	691,211	694,980
Raw Land and Lots	57	—	153	3,753	12,139	192,358	208,460
Single Family Investment Real Estate	1,059	735	673	372	3,476	203,836	210,151
Commercial and Industrial	510	254	140	382	4,715	204,516	210,517
Other Commercial	2	262	522	—	231	41,477	42,494
Consumer:
Mortgage	4,575	2,078	4,497	—	1,171	208,742	221,063
Consumer Construction	408	—	—	—	201	25,169	25,778
Indirect Auto	1,905	236	251	27	3	156,391	158,813
Indirect Marine	200	191	594	—	26	32,718	33,729
HELOCs	1,528	667	1,788	875	900	274,272	280,030
Credit Card	129	114	182	—	—	19,292	19,717
Other Consumer	1,402	316	1,132	132	835	109,296	113,113

Total	$15,821	$6,624	$10,768	$6,775	$39,171	$2,808,631	$2,887,790

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2011 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$—	$—	$490	$—	$10,276	$174,593	$185,359
Commercial Real Estate—Owner Occupied	520	—	2,482	1,292	5,962	442,151	452,407
Commercial Real Estate—Non-Owner Occupied	190	64	2,887	1,133	2,031	648,778	655,083
Raw Land and Lots	94	1,124	—	5,623	13,322	194,121	214,284
Single Family Investment Real Estate	779	70	3,637	388	5,048	182,515	192,437
Commercial and Industrial	601	185	3,369	392	5,297	202,424	212,268
Other Commercial	—	25	—	—	238	44,140	44,403
Consumer:
Mortgage	6,748	412	3,804	—	240	208,442	219,646
Consumer Construction	—	—	—	—	207	20,550	20,757
Indirect Auto	2,653	416	443	40	7	159,149	162,708
Indirect Marine	189	795	—	—	544	38,291	39,819
HELOCs	1,678	547	820	865	885	272,306	277,101
Credit Card	245	184	323	—	—	18,254	19,006
Other Consumer	1,421	443	1,657	164	777	118,843	123,305

Total	$15,118	$4,265	$19,912	$9,897	$44,834	$2,724,557	$2,818,583

Nonaccrual loans totaled $39.2 million and $54.3 million at June 30, 2012 and 2011, respectively. There were no nonaccrual loans excluded from impaired loan disclosure in 2012 or 2011. Loans past due 90 days or more and accruing interest totaled $10.8 million and $9.1 million at June 30, 2012 and 2011, respectively.

The following table shows purchased impaired commercial and consumer loan portfolios, by class and their delinquency status through June 30, 2012 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Real Estate—Owner Occupied	$—	$1,167	$67	$1,234
Raw Land and Lots	—	91	3,662	3,753
Single Family Investment Real Estate	—	—	372	372
Commercial and Industrial	—	382	—	382
Consumer:
Indirect Auto	3	8	16	27
HELOCs	—	55	820	875
Other Consumer	—	46	86	132

Total	$3	$1,749	$5,023	$6,775

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

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. At June 30, 2012, the Company had $201.3 million in loans considered to be impaired of which $11.9 million were collectively evaluated for impairment and $189.4 million were individually evaluated for impairment. The following table shows the Company’s impaired loans individually evaluated for impairment, by class, at June 30, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$31,097	$31,142	$—	$31,278	$831
Commercial Real Estate—Owner Occupied	14,145	14,963	—	15,034	347
Commercial Real Estate—Non-Owner Occupied	29,659	29,730	—	29,977	813
Raw Land and Lots	39,400	39,461	—	40,166	710
Single Family Investment Real Estate	4,601	4,611	—	5,198	158
Commercial and Industrial	5,920	5,964	—	6,189	119
Other Commercial	1,046	1,046	—	1,194	34
Consumer:
Mortgage	2,600	2,600	—	3,199	57
Indirect Auto	27	27	—	30	1
HELOCs	1,425	1,524	—	1,526	6
Other Consumer	904	936	—	948	15

Total impaired loans without a specific allowance	$130,824	$132,004	$—	$134,739	$3,091

Loans with a specific allowance
Commercial:
Commercial Construction	$13,399	$13,834	$1,378	$13,873	$108
Commercial Real Estate—Owner Occupied	6,641	6,807	1,861	6,855	57
Commercial Real Estate—Non-Owner Occupied	8,505	8,536	387	8,553	227
Raw Land and Lots	11,542	11,750	2,457	11,834	27
Single Family Investment Real Estate	5,250	5,552	1,174	5,617	55
Commercial and Industrial	11,455	12,104	3,393	12,068	187
Consumer:
Mortgage	473	473	59	473	—
Consumer Construction	201	225	80	226	—
HELOCs	754	811	550	1,017	—
Other Consumer	355	355	161	355	—

Total impaired loans with a specific allowance	$58,575	$60,447	$11,500	$60,871	$661

Total loans individually evaluated for impairment	$189,399	$192,451	$11,500	$195,610	$3,752

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

The Company considers troubled debt restructurings (“TDRs”) to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Included in the impaired loan disclosures above are $80.2 million and $112.6 million of loans considered to be troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively. All loans that are considered to be TDRs are specifically evaluated for impairment in accordance with the Company’s allowance for loan loss methodology.

The following table provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012			December 31, 2011
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	9	$12,566	$2,247	14	$21,461	$3,185
Commercial Real Estate—Owner Occupied	11	5,069	—	11	7,996	180
Commercial Real Estate—Non-Owner Occupied	10	16,303	—	16	21,777	13
Raw Land and Lots	15	27,477	251	15	32,450	1
Single Family Investment Real Estate	7	1,101	—	12	8,525	—
Commercial and Industrial	9	2,605	—	12	4,991	204
Other Commercial	2	302	—	4	864	—
Consumer:
Mortgage	7	1,699	—	1	507	—
Indirect Marine	1	283	—	—	—	—
Other Consumer	2	85	—	2	263	—

Total performing	73	$67,490	$2,498	87	$98,834	$3,583

Nonperforming
Commercial:
Commercial Construction	4	$5,242	$—	5	$5,353	$—
Commercial Real Estate—Owner Occupied	3	1,182	—	—	—	—
Commercial Real Estate—Non-Owner Occupied	1	212	—	2	292	—
Raw Land and Lots	3	3,861	—	6	4,342	—
Single Family Investment Real Estate	2	443	—	4	1,342	—
Commercial and Industrial	7	1,310	—	3	1,134	—
Consumer:
Mortgage	1	202	—	5	1,076	—
Indirect Marine	1	26	—	—	—	—
Other Consumer	1	202	—	1	265	—

Total nonperforming	23	$12,680	$—	26	$13,804	$—

Total performing and nonperforming	96	$80,170	$2,498	113	$112,638	$3,583

The Company considers a default of a restructured loan to occur when subsequent to the restructure, the borrower is 90 days past due or results in foreclosure and repossession of the applicable collateral; the Company identified two restructured loans, totaling approximately $928,000, that went into default in the second quarter that had been restructured during the previous twelve months. These loans included a commercial real estate (owner occupied) loan, totaling approximately $902,000, and an indirect marine loan, totaling approximately $26,000; both of these loans had a term extension at a market rate.

The following table shows, by class and modification type, TDRs that occurred during the three month and six month periods ended June 30, 2012 (dollars in thousands):

	Three months ended June 30, 2012		Six months ended June 30, 2012
	No. of Loans	Recorded investment at period end	No. of Loans	Recorded investment at period end
Modified to interest only
Commercial:
Raw Land and Lots	—	$—	3	$327
Single Family Investment Real Estate	—	—	2	179
Consumer:
Indirect Marine	1	283	1	283

Total interest only at market rate of interest	1	$283	6	$789

Term modification, at a market rate
Commercial:
Commercial Real Estate—Owner Occupied	1	$132	3	$1,822
Raw Land and Lots	—	—	1	604
Commercial and Industrial	5	329	6	430
Consumer:
Mortgage	1	202	2	474
Other Consumer	2	85	3	287

Total loan term extended at a market rate	9	$748	15	$3,617

Term modification, below market rate
Commercial:
Commercial Real Estate—Owner Occupied	3	$649	4	$658

Total loan term extended at a below market rate	3	$649	4	$658

Interest rate modification, below market rate
Commercial:
Commercial Real Estate—Non-Owner Occupied	2	$2,390	2	$2,390

Total interest only at below market rate of interest	2	$2,390	2	$2,390

Total	15	$4,070	27	$7,454

The following table shows the allowance for loan loss activity, by portfolio segment, balances for allowance for credit losses, and loans based on impairment methodology for the six months ended June 30, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$27,891	$11,498	$81	$39,470
Recoveries credited to allowance	127	564	—	691
Loans charged off	(2,950)	(2,726)	—	(5,676)
Provision charged to operations	5,485	988	27	6,500

Balance, end of period	$30,553	$10,324	$108	$40,985

Ending balance: individually evaluated for impairment	10,429	850	—	11,279

Ending balance: collectively evaluated for impairment	19,903	9,474	108	29,485

Ending balance: loans acquired with deteriorated credit quality	221	—	—	221

Total	$30,553	$10,324	$108	$40,985

Loans:
Ending balance	$2,035,547	$852,243	$—	$2,887,790

Ending balance: individually evaluated for impairment	176,919	5,705	—	182,624

Ending balance: collectively evaluated for impairment	1,852,887	845,504	—	2,698,391

Ending balance: loans acquired with deteriorated credit quality	5,741	1,034	—	6,775

Total	$2,035,547	$852,243	$—	$2,887,790

The following table shows the allowance for loan loss activity, portfolio segment types, balances for allowance for loan losses, and loans based on impairment methodology for the year ended December 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$28,255	$10,189	$(38)	$38,406
Recoveries credited to allowance	924	1,206	—	2,130
Loans charged off	(10,891)	(6,975)	—	(17,866)
Provision charged to operations	9,603	7,078	119	16,800

Balance, end of period	$27,891	$11,498	$81	$39,470

Ending balance: individually evaluated for impairment	8,982	1,231	—	10,213

Ending balance: collectively evaluated for impairment	18,824	10,267	81	29,172

Ending balance: loans acquired with deteriorated credit quality	85	—	—	85

Total	$27,891	$11,498	$81	$39,470

Loans:
Ending balance	$1,956,241	$862,342	$—	$2,818,583

Ending balance: individually evaluated for impairment	229,535	3,401	—	232,936

Ending balance: collectively evaluated for impairment	1,717,878	857,872	—	2,575,750

Ending balance: loans acquired with deteriorated credit quality	8,828	1,069	—	9,897

Total	$1,956,241	$862,342	$—	$2,818,583

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

The following table shows all loans, excluding purchased impaired loans, in the commercial portfolios by class with their related risk rating as of June 30, 2012. The risk rating information has been updated through June 30, 2012 (dollars in thousands):

	1-3	4	5	6	7	8	Total
Commercial Construction	$15,558	$90,320	$12,194	$34,210	$37,749	$110	$190,141
Commercial Real Estate—Owner Occupied	104,138	317,703	20,366	17,309	18,054	—	477,570
Commercial Real Estate—Non-Owner Occupied	156,028	416,649	57,512	32,437	32,354	—	694,980
Raw Land and Lots	2,240	108,866	11,306	38,740	43,049	506	204,707
Single Family Investment Real Estate	33,761	139,779	12,154	13,322	10,024	739	209,779
Commercial and Industrial	41,186	122,147	19,607	8,729	18,302	164	210,135
Other Commercial	5,904	17,903	11,516	5,271	1,839	61	42,494

Total	$358,815	$1,213,367	$144,655	$150,018	$161,371	$1,580	$2,029,806

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

The following table shows only purchased impaired loans in the commercial portfolios by class with their related risk rating as of June 30, 2012. The credit quality indicator information has been updated through June 30, 2012 (dollars in thousands):

	6	7	8	Total
Commercial Real Estate—Owner Occupied	$—	$1,234	$—	$1,234
Raw Land and Lots	—	3,753	—	3,753
Single Family Investment Real Estate	355	17	—	372
Commercial and Industrial	—	88	294	382

Total	$355	$5,092	$294	$5,741

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

Loans acquired are originally recorded at fair value, with certain loans being identified as impaired at the date of purchase. The fair values were determined based on the credit quality of the portfolio, expected future cash flows, and timing of those expected future cash flows. The contractually required payments, cash flows expected to be collected, and fair value as of the date of acquisition were $1,080,780, $1,072,726, and $1,052,358, respectively (dollars in thousands).

The following shows changes in the Company’s acquired loan portfolio and accretable yield for the following periods (dollars in thousands):

	For the Six Months Ended				For the Twelve Months Ended
	June 30, 2012				December 31, 2011
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$5,140	$9,897	$9,010	$663,510	$8,169	$13,999	$13,589	$799,898
Additions	—	—	—	—	122	276	1,593	70,524
Accretion	(38)	—	(2,166)	—	(66)	—	(6,172)	—
Charged off	(1,373)	(212)	—	(1,032)	(3,073)	(1,329)	—	(5,988)
Transfers to OREO	—	(2,371)	—	(2,766)	(12)	(174)	—	(2,341)
Payments received, net	—	(539)	—	(127,264)	—	(2,875)	—	(198,583)

Balance at end of period	$3,729	$6,775	$6,844	$532,448	$5,140	$9,897	$9,010	$663,510

5. EARNINGS PER SHARE

Basic earnings per common share (“EPS”) was computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. Amortization of discount and dividends on the preferred stock is treated as a reduction of the numerator in calculating basic and diluted EPS. There were approximately 591,124 and 380,657 shares underlying anti-dilutive stock awards as of June 30, 2012 and 2011, respectively.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2012 and 2011 (dollars and shares in thousands, except per share amounts):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended June 30, 2012
Net income, basic	$8,420	25,868	$0.32
Add: potentially dilutive common shares—stock awards	—	20	—

Diluted	$8,420	25,888	$0.32

For the Three Months ended June 30, 2011
Net income	$6,820	25,970	$0.26
Less: dividends paid and accumulated on preferred stock	462	—	0.02
Less: accretion of discount on preferred stock	65	—	—

Basic	$6,293	25,970	$0.24
Add: potentially dilutive common shares—stock awards	—	22	—

Diluted	$6,293	25,992	$0.24

For the Six Months ended June 30, 2012
Net income, basic	$16,343	25,900	$0.63
Add: potentially dilutive common shares—stock awards	—	24	—

Diluted	$16,343	25,924	$0.63

For the Six Months ended June 30, 2011
Net income	$13,014	25,964	$0.50
Less: dividends paid and accumulated on preferred stock	924	—	0.04
Less: accretion of discount on preferred stock	129	—	—

Basic	$11,961	25,964	$0.46
Add: potentially dilutive common shares—stock awards	—	23	—

Diluted	$11,961	25,987	$0.46

6. TRUST PREFERRED CAPITAL NOTES

Statutory Trust I, a wholly owned subsidiary of the Company, issued a Trust Preferred Capital Note of $22.5 million through a pooled underwriting for an acquisition in 2004. The securities have an indexed London Interbank Offer Rate (“LIBOR”) floating rate (three month LIBOR rate plus 2.75%) which adjusts and is payable quarterly. The interest rate at June 30, 2012 was 3.21%. The capital securities were redeemable at par beginning on June 17, 2009 and quarterly thereafter until the securities mature on June 17, 2034. The principal asset of Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes. Of the above amount, $696,000 is reflected as the Company’s investment in Statutory Trust I and reported as “Other assets” within the consolidated balance sheet.

Statutory Trust II, a wholly owned subsidiary of the Company, issued a Trust Preferred Capital Note of $36.0 million through a pooled underwriting for an acquisition in 2006. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) that adjusts and is payable quarterly. The interest rate at June 30, 2012 was 1.86%. The capital securities were redeemable at par on June 15, 2011 and quarterly thereafter until the securities mature on June 15, 2036. The principal asset of Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes. Of this amount, $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the consolidated balance sheet.

7. SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank and a mortgage loan origination business. The community bank business for 2012 includes one subsidiary bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 94 retail locations in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia, North Carolina, South Carolina, Maryland and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimus risk.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three and six months ended June 30, 2012 and 2011 was as follows (dollars in thousands):

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended June 30, 2012
Net interest income	$37,792	$295	$—	$38,087
Provision for loan losses	3,000	—	—	3,000

Net interest income after provision for loan losses	34,792	295	—	35,087
Noninterest income	7,212	7,315	(117)	14,410
Noninterest expenses	31,061	6,820	(117)	37,764

Income before income taxes	10,943	790	—	11,733
Income tax expense	2,993	320	—	3,313

Net income	$7,950	$470	$—	$8,420

Total assets	$3,967,690	$110,374	$(95,776)	$3,982,288

Three Months Ended June 30, 2011
Net interest income	$39,341	$282	$—	$39,623
Provision for loan losses	4,500	—	—	4,500

Net interest income after provision for loan losses	34,841	282	—	35,123
Noninterest income	5,777	4,304	(118)	9,963
Noninterest expenses	31,665	4,325	(118)	35,872

Income before income taxes	8,953	261	—	9,214
Income tax expense	2,299	95	—	2,394

Net income	$6,654	$167	$—	$6,820

Total assets	$3,846,714	$57,215	$(52,405)	$3,851,524

Six Months Ended June 30, 2012
Net interest income	$75,830	$604	$—	$76,434
Provision for loan losses	6,500	—	—	6,500

Net interest income after provision for loan losses	69,330	604	—	69,934
Noninterest income	13,849	12,613	(234)	26,228
Noninterest expenses	61,555	12,052	(234)	73,373

Income before income taxes	21,624	1,165	—	22,789
Income tax expense	5,985	461	—	6,446

Net income	$15,639	$704	$—	$16,343

Total assets	$3,967,690	$110,374	$(95,776)	$3,982,288

Six Months Ended June 30, 2011
Net interest income	$77,654	$769	$—	$78,423
Provision for loan losses	10,800	—	—	10,800

Net interest income after provision for loan losses	66,854	769	—	67,623
Noninterest income	11,472	9,272	(234)	20,510
Noninterest expenses	61,621	9,252	(234)	70,639

Income before income taxes	16,705	789	—	17,494
Income tax (benefit) expense	4,186	294	—	4,480

Net income	$12,519	$495	$—	$13,014

Total assets	$3,846,714	$57,215	$(52,405)	$3,851,524

8. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU became effective during the quarter ended June 30, 2012 and were applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

9. GOODWILL AND INTANGIBLE ASSETS

The Company follows ASC 350, Goodwill and Other Intangible Assets, in accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of this section discontinued the amortization of goodwill and intangible assets with indefinite lives but require an impairment review at least annually and more frequently if certain impairment indicators are evident. Based on the annual testing during the second quarter of each year and the absence of impairment indicators during the quarter ended June 30, 2012, the Company has recorded no impairment charges to date for goodwill or intangible assets.

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years. The acquired trademark intangible is included as a component of other assets in the consolidated balance sheet.

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2012
Amortizable core deposit intangibles	$46,615	$28,437	$18,178
Unamortizable goodwill	59,742	342	59,400
Trademark intangible	1,200	967	233

December 31, 2011
Amortizable core deposit intangibles	$46,615	$25,901	$20,714
Unamortizable goodwill	59,742	342	59,400
Trademark intangible	1,200	767	433

June 30, 2011
Amortizable core deposit intangibles	$46,615	$22,957	$23,658
Unamortizable goodwill	59,742	342	59,400
Trademark intangible	1,200	567	633

Amortization expense of the core deposit intangibles for the three and six month periods ended June 30, 2012 totaled $1.2 million and $2.5 million, respectively, compared to $1.6 million and $3.2 million, respectively in 2011. The Harrisonburg branch core deposit intangible of $9,500 was expensed in the second quarter of 2011. Amortization expense of the trademark intangibles for the three and six month periods ended June 30, 2012 and 2011 was both $100,000 and $200,000, respectively.

As of June 30, 2012, the estimated remaining amortization expense of core deposit and trademark intangibles for each of the five succeeding fiscal years is as follows (dollars in thousands):

2013	$4,589
2014	3,349
2015	2,645
2016	2,184
2017	1,635
Thereafter	4,009

$18,411

10. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case by case basis. At June 30, 2012 and 2011 and at December 31, 2011, the Company had outstanding loan commitments approximating $829.1 million, $773.3 million, and $720.3 million, respectively.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of standby letters of credit whose contract amounts represent credit risk totaled approximately $48.0 million and $39.7 million at June 30, 2012 and 2011, and $38.1 million at December 31, 2011, respectively.

At June 30, 2012, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union First Market Bank, a wholly owned subsidiary of Union First Market Bankshares Corporation, had rate lock commitments to originate mortgage loans amounting to $161.3 million and loans held for sale of $100.1 million compared to $109.9 million and $50.4 million at June 30, 2011. At December 31, 2011, Union Mortgage had rate lock commitments to originate mortgage loans amounting to $45.8 million and loans held for sale of $74.8 million. Union Mortgage has entered into corresponding agreements on a best-efforts basis to sell loans on a servicing released basis totaling approximately $261.4 million. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

11. SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of June 30, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	(Losses)	Value
June 30, 2012
U.S. government and agency securities	$3,264	$312	$—	$3,576
Obligations of states and political subdivisions	194,203	13,781	(202)	207,782
Corporate and other bonds	9,503	308	(420)	9,391
Mortgage-backed securities	393,954	9,838	(281)	403,511
Other securities	3,183	100	—	3,283

Total securities	$604,107	$24,339	$(903)	$627,543

December 31, 2011
U.S. government and agency securities	$3,933	$351	$—	$4,284
Obligations of states and political subdivisions	189,117	11,337	(247)	200,207
Corporate and other bonds	12,839	188	(787)	12,240
Mortgage-backed securities	390,329	10,434	(445)	400,318
Other securities	3,044	77	(4)	3,117

Total securities	$599,262	$22,387	$(1,483)	$620,166

Due to restrictions placed upon the Company’s common stock investment in the Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta (“FHLB”), these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications. The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 6% of its outstanding capital. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $6.8 million and $6.7 million and FHLB stock in the amount of $12.5 million and $13.9 million as of June 30, 2012 and December 31, 2011.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
June 30, 2012
Obligations of states and political subdivisions	$10,060	$(132)	$1,484	$(70)	$11,544	$(202)
Mortgage-backed securities	60,822	(281)	—	—	60,822	(281)
Corporate bonds and other securities	100	—	1,447	(420)	1,547	(420)

Totals	$70,982	$(413)	$2,931	$(490)	$73,913	$(903)

December 31, 2011
Obligations of states and political subdivisions	$5,429	$(152)	$1,090	$(95)	$6,519	$(247)
Mortgage-backed securities	97,203	(445)	—	—	97,203	(445)
Corporate bonds and other securities	2,342	(165)	3,790	(626)	6,132	(791)

Totals	$104,974	$(762)	$4,880	$(721)	$109,854	$(1,483)

As of June 30, 2012, there were $2.9 million, or 6 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $490,000 and consisted of corporate and municipal obligations.

The following table presents the amortized cost and estimated fair value of securities as of June 30, 2012, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$5,611	$5,683	$6,046	$6,098
Due after one year through five years	17,735	18,498	18,771	19,408
Due after five years through ten years	70,786	75,127	76,044	80,214
Due after ten years	506,792	524,952	495,357	511,329
Other securities	3,183	3,283	3,044	3,117

Total securities available for sale	$604,107	$627,543	$599,262	$620,166

Securities with an amortized cost of $171.3 million and $172.1 million as of June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes.

During each quarter the Company conducts an assessment of the securities portfolio for other-than-temporary impairment (“OTTI”) consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is OTTI if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the quarter ended June 30, 2012, and in accordance with the guidance, no OTTI was recognized.

Based on the assessment for the quarter ended September 30, 2011 and in accordance with the guidance, the Company determined that a single issuer Trust Preferred security incurred credit-related OTTI of $400,000, which was recognized in earnings for the quarter ended September 30, 2011. There is a possibility that the Company will sell the security before recovering all unamortized costs. The significant inputs the Company considered in determining the amount of the credit loss are as follows:

•	The assessment of security credit rating agencies and research performed by third parties;

•	The continued interest payment deferral by the issuer;

•	The lack of improving asset quality of the issuer and worsening economic conditions; and

•	The security is thinly traded and trading at its historical low, below par.

OTTI recognized for the periods presented is summarized as follow (dollars in thousands):

OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2011	$400
Cumulative credit losses on investment securities	—
Additions for credit losses not previously regognized	—

Cumulative credit losses on investment securities, through June 30, 2012	$400

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

The Company uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during our validation as of June 30, 2012 and December 31, 2011.

The carrying value of restricted Federal Reserve Bank of Richmond and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 (dollars in thousands):

	Fair Value Measurements at June 30, 2012 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap—loans	$—	$34	$—	$34
Securities available for sale:
U.S. government and agency securities	—	3,576	—	3,576
Obligations of states and political subdivisions	—	207,782	—	207,782
Corporate and other bonds	—	9,391	—	9,391
Mortgage-backed securities	—	403,511	—	403,511
Other securities	—	3,283	—	3,283

LIABILITIES
Interest rate swap—loans	$—	$34	$—	$34
Cash flow hedge—trust	—	4,582	—	4,582

	Fair Value Measurements at December 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap—loans	$—	$66	$—	$66
Securities available for sale:
U.S. government and agency securities	—	4,284	—	4,284
Obligations of states and political subdivisions	—	200,207	—	200,207
Corporate and other bonds	—	12,240	—	12,240
Mortgage-backed securities	—	400,318	—	400,318
Other securities	—	3,117	—	3,117

LIABILITIES
Interest rate swap—loans	$—	$66	$—	$66
Cash flow hedge—trust	—	4,293	—	4,293

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during June 30, 2012 and December 31, 2011. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other real estate owned

Fair values of other real estate owned (“OREO”) are carried at the lower of carrying value or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as Level 2 valuation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. Total valuation expenses related to OREO properties for June 30, 2012 and December 31, 2011 were $0 and $707,000, respectively.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011 (dollars in thousands):

	Fair Value Measurements at June 30, 2012 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$100,066	$—	$100,066
Impaired loans	—	—	47,075	47,075
Other real estate owned	—	—	35,802	35,802

	Fair Value Measurements at December 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$74,823	$—	$74,823
Impaired loans	—	—	63,423	63,423
Other real estate owned	—	—	32,263	32,263

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the six months ended June 30, 2012 were as follows:

	Fair Value Measurements at June 30, 2012
	Impaired Loans	Other Real Estate Owned
Balance—January 1, 2012	$63,423	$32,263
Total gains (losses) realized/unrealized:
Included in earnings	—	(206)
Additions	19,388	10,822
Sales	—	(7,077)
Net Payments and Upgrades	(35,736)	—

Balance—June 30, 2012	$47,075	$35,802

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2012 (dollars in thousands):

	Fair Value Measurements at June 30, 2012
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
ASSETS
Commercial Construction	$12,021	Market comparables	Discount applied to market comparables (1)	15%
Commercial Real Estate—Owner Occupied	4,780	Market comparables	Discount applied to market comparables (1)	9%
Commercial Real Estate—Non-Owner Occupied	8,118	Market comparables	Discount applied to market comparables (1)	0%
Raw Land and Lots	9,085	Market comparables	Discount applied to market comparables (1)	29%
Single Family Investment Real Estate	4,076	Market comparables	Discount applied to market comparables (1)	7%
Commercial and Industrial	8,062	Market comparables	Discount applied to market comparables (1)	9%
Other (2)	933	Market comparables	Discount applied to market comparables (1)	15%

Total Impaired Loans	47,075

Other real estate owned	35,802	Market comparables	Discount applied to market comparables (1)	31%

Total	$82,877

(1)	A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local market.
(2)	The “Other” category of the impaired loans section from the table above consists of Mortgage, Consumer Construction, HELOCs, and Other Consumer.

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

Loans

The fair value of performing loans is estimated by discounting expected future cash flows using a yield curve that is constructed by adding a loan spread to a market yield curve. Loan spreads are based on spreads currently observed in the market for loans of similar type and structure (Level 2). Fair value for impaired loans and their respective level within the fair value hierarchy, are described in the previous disclosure related to fair value measurements of assets that are measured on a nonrecurring basis.

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2012 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$72,384	$72,384	$—	$—	$72,384
Securities available for sale	627,543	—	627,543	—	627,543
Restricted stock	19,291	—	19,291	—	19,291
Loans held for sale	100,066	—	100,066	—	100,066
Net loans	2,846,805	—	2,807,105	47,075	2,854,180
Interest rate swap—loans	34	—	34	—	34
Accrued interest receivable	16,947	—	16,947	—	16,947

LIABILITIES
Deposits	$3,218,986	$—	$3,233,300	$—	$3,233,300
Borrowings	291,329	—	290,084	—	290,084
Accrued interest payable	911	—	911	—	911
Cash flow hedge—trust	4,582	—	4,582	—	4,582
Interest rate swap—loans	34	—	34	—	34

		Fair Value Measurements at December 31, 2011 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$96,659	$96,659	$—	$—	$96,659
Securities available for sale	620,166	—	620,166	—	620,166
Restricted stock	20,661	—	20,661	—	20,661
Loans held for sale	74,823	—	74,823	—	74,823
Net loans	2,779,113	—	2,731,491	63,423	2,794,914
Interest rate swap—loans	66	—	66	—	66
Accrued interest receivable	16,626	—	16,626	—	16,626

LIABILITIES
Deposits	$3,175,105	$—	$3,191,256	$—	$3,191,256
Borrowings	278,686	—	277,374	—	277,374
Accrued interest payable	1,865	—	1,865	—	1,865
Cash flow hedge—trust	4,293	—	4,293	—	4,293
Interest rate swap—loans	66	—	66	—	66

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

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815 Derivatives and Hedging, the trust swap is designated as a cash flow hedge, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense. The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item. There was no hedge ineffectiveness for this trust swap. At June 30, 2012, the fair value of the trust swap agreement was an unrealized loss of $4.6 million, the amount the Company would have expected to pay if the contract was terminated. The below liability is recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

Shown below is a summary of the derivative designated as a cash flow hedge at June 30, 2012 and December 31, 2011 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of June 30, 2012
Pay fixed—receive floating interest rate swaps	1	$36,000	$—	$4,582	0.46%	3.51%	4.96

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2011
Pay fixed—receive floating interest rate swaps	1	$36,000	$—	$4,293	0.58%	3.51%	5.46

The Company also acquired two interest rate swap loan relationships (“loan swaps”) as a result of the acquisition of FMB. Upon entering into loan swaps with borrowers to meet their financing needs, offsetting positions with counterparties were entered into in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values reported in other assets and other liabilities. As of January 1, 2012, one of the two swaps matured. Shown below is a summary regarding loan swap derivative activities at June 30, 2012 and December 31, 2011 (dollars in thousands):

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
As of June 30, 2012
Receive fixed—pay floating interest rate swaps	1	$1,401	$34	$—	7.00%	2.75%	0.50
Pay fixed—receive floating interest rate swaps	1	$1,401	$—	$34	2.75%	7.00%	0.50

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
As of December 31, 2011
Receive fixed—pay floating interest rate swaps	2	$4,028	$66	$—	6.35%	2.77%	1.01
Pay fixed—receive floating interest rate swaps	2	$4,028	$—	$66	2.77%	6.35%	1.01

14. OTHER OPERATING EXPENSES

The following table presents the consolidated statement of income line “Other Operating Expenses” broken into greater detail for the three and six months ended June 30, 2012 and 2011, respectively (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Printing, Postage, & Supplies	$620	$556	$1,206	$1,095
Communications Expense	737	725	1,463	1,462
Technology & Data Processing	2,234	2,471	4,377	4,750
Professional services	1,177	1,449	2,325	2,512
Marketing & advertising expense	1,422	1,331	2,890	2,495
FDIC assessment premiums and other insurance	661	1,393	1,319	3,144
Other taxes	758	705	1,516	1,410
Loan Related Expenses	884	535	1,583	965
Foreclosed Property Expenses	425	967	716	1,426
Amortization of core deposit premuims	1,325	1,623	2,735	3,378
Acquistion & Conversion Costs	—	204	—	498
Other expenses	2,143	1,986	3,948	3,507

Total other operating expenses	$12,386	$13,945	$24,078	$26,642

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have reviewed the accompanying condensed consolidated balance sheet of Union First Market Bankshares Corporation and subsidiaries as of June 30, 2012 and 2011, and the related condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month period ended June 30, 2012 and 2011. These condensed financial statements are the responsibility of the Company’s management.

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

Winchester, Virginia

May 9, 2012

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union First Market Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2011. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and six month periods ended June 30, 2012 and 2011 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews consist of reviews by its internal audit group (or, prior to March 1, 2012, its credit administration group) and reviews performed by an independent third party. Upon origination each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk, and this risk rating scale is our primary credit quality indicator. Consumer loans are generally not risk rated, the primary credit quality indicator for this portfolio segment is delinquency status. The Company has various committees that review and ensure that the allowance for loan losses methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.

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
Charge-off levels in portfolio
Credit concentrations /nature and volume of the portfolio

Unallocated Component—This component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At June 30, 2012, there were no material amounts considered unallocated as part of the allowance for loan losses.

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

NewBridge Bank branch acquisition

On May 20, 2011, the Company completed the purchase of the former NewBridge Bank branch in Harrisonburg, Virginia, assets and liabilities relating to the branch business, and a potential branch site in Waynesboro, Virginia. Under the parties’ agreement, the Company purchased loans of $72.5 million and assumed deposit liabilities of $48.9 million, and purchased the related fixed assets of the branch. The Company operates the acquired bank branch under the name Union First Market Bank (the “Harrisonburg branch”). The Company’s condensed consolidated statements of income include the results of operations of the Harrisonburg branch from the closing date of the acquisition.

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

First Market Bank acquisition

On February 1, 2010, the Company completed its acquisition of First Market Bank, FSB (“First Market Bank” or “FMB”) in an all stock transaction. FMB’s common shareholders received 6,273.259 shares of the Company’s common stock in exchange for each share of FMB’s common stock, resulting in the Company issuing 6,701,478 common shares. The Series A preferred shareholder of FMB received 775,795 shares of the Company’s common stock in exchange for all shares of the Series A preferred stock. In connection with the transaction the Company issued a total of 7,477,273 common shares with an acquisition date fair value of $96.1 million. The Series B and Series C preferred shareholder of FMB received 35,595 shares of the Company’s Series B preferred stock in exchange for all shares of the FMB Series B and Series C preferred stock.

The FMB transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the acquisition date. Assets acquired totaled $1.4 billion, including $981.5 million in net loans and $218.7 million in investment securities. Liabilities assumed were $1.3 billion, including $1.2 billion of deposits. In connection with the acquisition, the Company recorded $1.1 million of goodwill and $26.4 million of core deposit intangible. The core deposit intangible is being amortized over an average of 4.3 years using an accelerated method. In addition, the Company recorded $1.2 million related to a trademark intangible. This is being amortized over a three year time period. Based on the annual testing during the second quarter of each year and the absence of impairment indicators during the quarter ended June 30, 2012, the Company has recorded no impairment charges to date for goodwill or intangible assets.

In many cases, determining the estimated fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the fair valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carryover of FMB’s or the Harrisonburg branch’s previously established allowance for loan losses. Subsequent decreases in the expected cash flows (credit deterioration) will require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows will result in the recognition of additional interest income over the then remaining lives of the loans.

ABOUT UNION FIRST MARKET BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Union First Market Bankshares Corporation is the holding company for Union First Market Bank, which has 94 branches and more than 150 ATMs throughout Virginia. Non-bank affiliates of the holding company include: Union Investment Services, Inc., which provides full brokerage services; Union Mortgage Group, Inc., which provides a full line of mortgage products; and Union Insurance Group, LLC, which offers various lines of insurance products. Union First Market Bank also owns a non-controlling interest in Johnson Mortgage Company, LLC.

Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of this report. Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol UBSH.

RESULTS OF OPERATIONS

Net Income

The Company reported net income of $8.4 million, a 23.5% increase when compared to a year ago, and earnings per share of $0.32 for its second quarter ended June 30, 2012. The quarterly results represent an increase of $497,000 in net income, or an increase of $0.01 earnings per share from the most recent quarter, and an increase of $1.6 million in net income or $0.08 in earnings per share from the quarter ended June 30, 2011. Net income available to common shareholders was $8.4 million, compared to $6.3 million for the prior year’s second quarter which included preferred dividends and discount accretion on preferred stock of $527,000.

Second quarter net income increased $497,000, or 6.3%, compared to the first quarter. The increase was largely a result of gains on sales of mortgage loans and increased income from service charges, fees, and brokerage commission income partially offset by an increase in mortgage commission expense, other real estate owned (“OREO”) expenses on foreclosed properties, employee training costs, and occupancy costs. In addition, the Company recorded $500,000 less in its provision for loan losses than the prior quarter. Also during the quarter, interest income declined at a faster pace than interest expense, a result of lower yields on loan and investment opportunities in the current low rate environment.

Net income for the quarter ended June 30, 2012 increased $1.6 million, or 23.5%, from the same quarter in the prior year. The increase was principally a result of higher gains on sales of loans in the mortgage segment and a lower provision for loan losses, partially offset by an increase in commission expense related to loan origination volume, lower gains on sales of bank property and an increase in account service charge income and fees. Also during the quarter, interest income declined at a faster pace than interest expense, a result of lower yields on loan and investment opportunities in the current low rate environment.

NET INTEREST INCOME

On a linked quarter basis, tax-equivalent net interest income was $39.1 million, a decrease of $266,000, or 0.7%, from the first quarter of 2012. This decrease was principally due to lower yields on average interest-earning assets outpacing lower costs of interest-bearing liabilities. Second quarter tax-equivalent net interest margin decreased to 4.36% from 4.44% in the most recent quarter. The change in net interest margin was principally attributable to the continued decline in net accretion on the acquired net earning assets (5 bps) and to a decrease in investment and loan yields outpacing lower cost of interest-bearing liabilities (3 bps). Loan yields continue to be affected negatively by competitive pricing and a low rate environment while yields on investment securities were impacted by lower reinvestment rates and faster prepayments related to mortgage-backed securities during the quarter. The cost of interest-bearing deposits was affected positively by a shift in mix from time deposits (CDs) to transaction deposits.

The following table shows average interest-earning assets, interest-bearing liabilities, the related income/expense and change for the periods shown:

	Linked quarter results Dollars in thousands Three Months Ended
	06/30/12	03/31/12	Change
Average interest-earning assets	$3,615,718	$3,578,513	$37,206
Interest income	$46,340	$46,919	$(578)
Yield on interest-earning assets	5.15%	5.27%	$(12	)bps
Average interest-bearing liabilities	$2,910,987	$2,908,822	$2,165
Interest expense	$7,215	$7,528	$(313)
Cost of interest-bearing liabilities	1.00%	1.04%	$(4	)bps

For the three months ended June 30, 2012, tax-equivalent net interest income decreased $1.6 million, or 3.9%, when compared to the same period last year. The tax-equivalent net interest margin decreased to 4.36% from 4.68% in the prior year. This decrease was principally due to the continued decline in accretion on the acquired net earning assets (10 bps) and a decline in income from interest-earning assets outpacing lower costs on interest-bearing liabilities (22 bps). Lower interest-earning asset income was principally due to lower yields on loans and investment securities as new loans are originated at lower rates and cash flows from securities investments and loans are reinvested at lower yields.

The Company continues to expect that its net interest margin will decline slightly over the next several quarters as decreases in earning asset yields are expected to outpace declines in costs of interest-bearing liabilities.

The following table shows average interest-earning assets, interest-bearing liabilities, the related income/expense and change for the periods shown:

		Year-over-year results
		Dollars in thousands
	Three Months Ended
	06/30/12	06/30/11	Change
Average interest-earning assets	$3,615,718	$3,486,949	$128,769
Interest income	$46,340	$48,848	$(2,508)
Yield on interest-earning assets	5.15%	5.62%	(47	)bps
Average interest-bearing liabilities	$2,910,987	$2,861,567	$49,420
Interest expense	$7,215	$8,133	$(918)
Cost of interest-bearing liabilities	1.00%	1.14%	(14	)bps

For the six months ended June 30, 2012, tax-equivalent net interest income decreased $2.1 million, or 2.6%, when compared to the same period last year. The tax-equivalent net interest margin decreased 29 basis points to 4.39% from 4.68% in the prior year. The decline in the net interest margin was principally due to the continued decline in accretion on the acquired net earning assets (8 bps) and a decline in income from interest-earning assets outpacing lower costs on interest-bearing liabilities (21 bps). Lower interest-earning asset income was principally due to lower yields on loans and investment securities as new loans are originated at lower rates and cash flows from securities investments and loans are reinvested at lower yields.

		Year-over-year results
		Dollars in thousands
	Six Months Ended
	06/30/12	06/30/11	Change
Average interest-earning assets	$3,597,115	$3,473,467	$123,648
Interest income	$93,259	$97,339	$(4,080)
Yield on interest-earning assets	5.21%	5.65%	(44	)bps
Average interest-bearing liabilities	$2,909,904	$2,859,995	$49,909
Interest expense	$14,744	$16,725	$(1,981)
Cost of interest-bearing liabilities	1.02%	1.18%	(16	)bps

Acquisition Activity – Net Interest Margin

The favorable impact of acquisition accounting fair value adjustments on net interest income was $951,000 ($787,000 – FMB; $164,000 – Harrisonburg branch) and $2.3 million ($1.9 million – FMB; $378,000 – branch) for the three and six months ended June 30, 2012, respectively. If not for this favorable impact, the net interest margin for the second quarter would have been 4.25%, compared to 4.28% from the first quarter of 2012 and 4.47% from the second quarter of 2011.

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

The second quarter and remaining estimated discount/premium are reflected in the following table (dollars in thousands):

	Harrisonburg Branch		First Market Bank
	Loan Accretion	Certificates of Deposit	Loan Accretion	Investment Securities	Borrowings	Certificates of Deposit	Total
For the quarter ended June 30, 2012	$160	$3	$755	$46	$(122)	$108	$950
For the remaining six months of 2012	217	5	1,355	93	(245)	—	1,425
For the years ending:
2013	148	7	2,142	15	(489)	—	1,823
2014	37	4	1,511	—	(489)	—	1,063
2015	26	—	903	—	(489)	—	440
2016	27	—	345	—	(163)	—	209
2017	23	—	18	—	—	—	41
Thereafter	120	—	—	—	—	—	120

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

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended June 30,
	2012			2011			2010
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$473,158	$3,185	2.71%	$419,747	$3,627	3.47%	$408,964	$3,503	3.44%
Tax-exempt	175,963	2,752	6.29%	166,660	2,722	6.55%	139,483	2,356	6.77%

Total securities (2)	649,121	5,937	3.68%	586,407	6,349	4.34%	548,447	5,859	4.28%
Loans, net (3) (4)	2,847,087	39,734	5.61%	2,823,186	42,004	5.97%	2,825,183	43,757	6.21%
Loans held for sale	73,518	637	3.48%	42,341	468	4.43%	59,854	717	4.80%
Federal funds sold	380	0	0.24%	165	0	0.22%	7,666	3	0.19%
Money market investments	10	—	0.00%	153	—	0.00%	208	—	0.00%
Interest-bearing deposits in other banks	45,602	32	0.28%	34,697	27	0.32%	60,696	15	0.10%
Other interest-bearing deposits	—	—	0.00%	—	—	0.00%	344	—	0.00%

Total earning assets	3,615,718	46,340	5.15%	3,486,949	48,848	5.62%	3,502,398	50,351	5.77%

Allowance for loan losses	(40,635)			(39,999)			(34,158)
Total non-earning assets	367,644			383,836			376,016

Total assets	$3,942,727			$3,830,786			$3,844,256

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$423,044	116	0.11%	$386,107	157	0.16%	$360,760	206	0.23%
Money market savings	903,682	881	0.39%	840,696	1,465	0.70%	732,353	1,724	0.94%
Regular savings	196,700	175	0.36%	175,869	192	0.44%	151,657	127	0.34%
Certificates of deposit: (5)
$100,000 and over	543,271	2,054	1.52%	569,587	2,217	1.56%	664,418	3,033	1.83%
Under $100,000	569,693	1,797	1.27%	600,754	2,135	1.43%	673,916	2,747	1.63%

Total interest-bearing deposits	2,636,390	5,023	0.77%	2,573,013	6,166	0.96%	2,583,104	7,837	1.22%
Other borrowings (6)	274,597	2,192	3.21%	288,554	1,967	2.73%	334,502	1,918	2.30%

Total interest-bearing liabilities	2,910,987	7,215	1.00%	2,861,567	8,133	1.14%	2,917,606	9,755	1.34%

Noninterest-bearing liabilities:
Demand deposits	563,626			504,810			484,478
Other liabilities	36,199			24,050			26,055

Total liabilities	3,510,812			3,390,427			3,428,139
Stockholders’ equity	431,915			440,359			416,117

Total liabilities and stockholders’ equity	$3,942,727			$3,830,786			$3,844,256

Net interest income		$39,125			$40,715			$40,596

Interest rate spread (7)			4.16%			4.48%			4.43%
Interest expense as a percent of average earning assets			0.80%			0.94%			1.12%
Net interest margin (8)			4.36%			4.68%			4.65%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $46 thousand in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2012 is $93 thousand.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $915 thousand in accretion of the fair market value adjustments related to the acquisitions. Remaining estimated accretion for 2012 is $1.6 million.
(5)	Interest expense on certificates of deposits includes $111 thousand in accretion of the fair market value adjustments related to the acquisitions. Remaining estimated accretion for 2012 is $5 thousand.
(6)	Interest expense on borrowings includes $122 thousand in amortization of the fair market value adjustments related to the acquisition of FMB. Remaining estimated amortization for 2012 is $245 thousand.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(8)	Core net interest margin excludes purchase accounting adjustments and was 4.25% for the quarter ending 6/30/12.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Six Months Ended June 30,
	2012			2011			2010
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$471,605	$6,640	2.83%	$416,150	$7,257	3.52%	$393,813	$7,042	3.61%
Tax-exempt	174,131	5,503	6.36%	165,799	5,420	6.59%	129,597	4,456	6.93%

Total securities (2)	645,736	12,143	3.78%	581,949	12,677	4.39%	523,410	11,498	4.43%
Loans, net (3) (4)	2,838,484	79,825	5.66%	2,817,829	83,597	5.98%	2,671,272	81,907	6.18%
Loans held for sale	70,712	1,236	3.51%	48,214	1,032	4.32%	52,273	1,163	4.48%
Federal funds sold	397	1	0.24%	215	0	0.23%	17,719	15	0.18%
Money market investments	24	—	0.00%	157	—	0.00%	160	—	0.00%
Interest-bearing deposits in other banks	41,762	54	0.26%	25,103	33	0.26%	37,822	23	0.12%
Other interest-bearing deposits	—	—	0.00%	—	—	0.00%	1,465	—	0.00%

Total earning assets	3,597,115	93,259	5.21%	3,473,467	97,339	5.65%	3,304,121	94,606	5.75%

Allowance for loan losses	(40,328)			(39,386)			(32,876)
Total non-earning assets	366,456			385,355			372,044

Total assets	$3,923,243			$3,819,436			$3,643,289

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$416,557	247	0.12%	$380,463	316	0.17%	$332,449	383	0.23%
Money market savings	901,110	1,878	0.42%	825,717	2,970	0.73%	683,493	3,200	0.94%
Regular savings	191,525	353	0.37%	168,259	295	0.35%	149,364	316	0.43%
Certificates of deposit: (5)
$100,000 and over	549,157	4,164	1.52%	585,173	4,700	1.62%	624,153	5,886	1.90%
Under $100,000	576,375	3,716	1.30%	610,407	4,570	1.51%	631,683	5,315	1.70%

Total interest-bearing deposits	2,634,724	10,358	0.79%	2,570,019	12,851	1.01%	2,421,142	15,100	1.26%
Other borrowings (6)	275,180	4,386	3.21%	289,976	3,874	2.69%	349,224	3,813	2.20%

Total interest-bearing liabilities	2,909,904	14,744	1.02%	2,859,995	16,725	1.18%	2,770,366	18,913	1.37%

Noninterest-bearing liabilities:
Demand deposits	549,109			495,886			443,452
Other liabilities	36,128			27,150			26,477

Total liabilities	3,495,141			3,383,031			3,240,295
Stockholders’ equity	428,102			436,405			402,994

Total liabilities and stockholders’ equity	$3,923,243			$3,819,436			$3,643,289

Net interest income		$78,515			$80,614			$75,693

Interest rate spread (7)			4.19%			4.47%			4.38%
Interest expense as a percent of average earning assets			0.82%			0.97%			1.15%
Net interest margin (8)			4.39%			4.68%			4.60%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $108 thousand in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2012 is $93 thousand.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $2.2 million in accretion of the fair market value adjustments related to the acquisitions. Remaining estimated accretion for 2012 is $1.6 million.
(5)	Interest expense on certificates of deposits includes $228 thousand in accretion of the fair market value adjustments related to the acquisitions. Remaining estimated accretion for 2012 is $5 thousand.
(6)	Interest expense on borrowings includes $244 thousand in amortization of the fair market value adjustments related to the acquisition of FMB. Remaining estimated amortization for 2012 is $245 thousand.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(8)	Core net interest margin excludes purchase accounting adjustments and was 4.26% for the six months ending 6/30/12.

Provision for Loan Losses

The provision for loan losses for the current quarter was $3.0 million, a decrease of $500,000 from the first quarter and of $1.5 million from the same quarter a year ago. The decrease in provision is largely due to reduced charge-offs for the quarter, and to a lesser extent, a stabilizing rate of delinquencies. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

The allowance for loan losses as a percentage of the total loan portfolio was 1.42% at June 30, 2012, 1.41% at March 31, 2012, and 1.39% at June 30, 2011. The increase in the allowance ratio was attributable to an increase in specific reserves on impaired loans. The allowance for loan losses as a percentage of the total loan portfolio, adjusted for loans acquired in the FMB and Harrisonburg branch acquisitions, was 1.74% at June 30, 2012, a decrease from 1.77% at March 31, 2012 and 1.88% from a year ago. The nonaccrual loan coverage ratio significantly improved, as it increased from 94.84% at March 31, 2012 and from 72.96% the same quarter last year to 104.63% at June 30, 2012. The rise in the coverage ratio, which is at the highest level since the first quarter of 2010, further shows that management’s proactive diligence in working through problem credits is having a positive impact on asset quality.

Noninterest Income

On a linked quarter basis, noninterest income increased $2.6 million, or 21.9%, to $14.4 million from $11.8 million in the first quarter. During the quarter, the Company recorded an increase in gains on sales of mortgage loans of $2.0 million driven by an increase in loan origination volume, a result of additional loan originators hired in the first quarter and historically low interest rates. Service charges on deposit accounts and other account fee income increased $378,000 primarily related to higher interchange income, higher brokerage commissions due to improved market conditions and higher fee-based account balances, higher overdraft and returned check fees and commercial account service charges. Gains on sales of bank property increased $253,000 largely due to a sale of a former branch building. Excluding mortgage segment operations and the impact of bank property sales, noninterest income increased $308,000, or 4.06%.

For the quarter ended June 30, 2012, noninterest income increased $4.4 million, or 44.6%, to $14.4 million from $10.0 million in the prior year’s second quarter. Gains on sales of mortgage loans increased $3.0 million, or 70.0%, due to higher origination volume, a result of additional loan originators hired in the first quarter of 2012 and historically low interest rates. Service charges on deposit accounts and other account fee income increased $351,000, driven by higher interchange fee income, and ATM charges. In addition, gains on sales of bank property increased $986,000. During 2011, the Company recorded a loss on sale of a former branch building for $626,000 versus a current quarter gain of $239,000 on the sale of a former branch building. Excluding the mortgage segment operations and the impact of bank property sales, noninterest income increased $440,000, or 6.7%, from the same period a year ago.

	For the Three Months Ended Dollars in thousands
	06/30/12	03/31/12	$	%	06/30/11	$	%
Noninterest income:
Service charges on deposit accounts	$2,291	$2,130	161	7.6%	$2,216	$75	3.4%
Other service charges, commissions and fees	3,627	3,410	217	6.4%	3,351	276	8.2%
Losses (gains) on securities transactions, net	10	(5)	15	NM	—	10	0.0%
Gains on sales of loans	7,315	5,296	2,019	38.1%	4,303	3,012	70.0%

Losses on sales of other real estate owned and bank premises, net	195	(58)	253	NM	(791)	986	NM
Other operating income	972	1,045	(73)	-7.0%	884	88	10.0%

Total noninterest income	$14,410	$11,818	$2,592	21.9%	$9,963	$4,447	44.6%

NM—Not Meaningful

For the six months ending June 30, 2012, noninterest income increased $5.7 million, or 27.9%, to $26.2 million, from $20.5 million a year ago. Gains on sales of loans in the mortgage segment increased $3.3 million driven by an increase in loan origination volume, a result of additional loan originators hired in the first quarter and historically low interest rates. In addition, gains on sales of bank property and OREO increased $1.2 million, a function of current and prior period transactions. During 2011, the Company sold a former branch building as mentioned above and recorded a loss on the sale of $626,000 and incurred losses on sales of OREO of $461,000. Service charges on deposit accounts and other account fee income increased $909,000 primarily related to higher interchange income, higher overdraft and returned check fees and higher ATM fees. Excluding the mortgage segment operations and the impact of sales of bank property and OREO, noninterest income increased $1.3 million or 10.4%, from the same period a year ago.

	For the Six Months Ended Dollars in thousands
	06/30/12	06/30/11	$	%
Noninterest income:
Service charges on deposit accounts	$4,421	$4,274	147	3.4%
Other service charges, commissions and fees	7,037	6,275	762	12.1%
Losses (gains) on securities transactions, net	5	(16)	21	NM
Gains on sales of loans	12,611	9,271	3,340	36.0%
Losses on sales of other real estate owned and bank premises, net	137	(1,090)	1,227	NM
Other operating income	2,017	1,796	221	12.3%

Total noninterest income	$26,228	$20,510	$5,718	27.9%

NM—Not Meaningful

Noninterest Expense

On a linked quarter basis, noninterest expense increased $2.2 million, or 6.1%, to $37.8 million from $35.6 million when compared to the first quarter. Salaries and benefit expense increased $911,000 primarily due to higher commission expense related to loan origination volume in the mortgage segment. Other operating expenses increased $695,000 largely related to expenses on foreclosed properties, employee training costs, and lower recovery of previously charged off deposit account fees. Occupancy expenses increased $445,000. Excluding the mortgage segment operations, noninterest expense increased $567,000, or 1.9%, compared to the first quarter.

For the quarter ended June 30, 2012, noninterest expense increased $1.9 million, or 5.3%, to $37.8 million from $35.9 million for the second quarter of 2011. Salaries and benefits expenses increased $2.8 million, primarily related to origination volume driven commission expense, additional mortgage support personnel, higher group insurance costs due to additional employees, and severance payments to affected employees. Occupancy expenses increased $424,000. Partially offsetting these expense increases, other operating expenses decreased $1.6 million, with $695,000 related to lower Federal Deposit Insurance Corporation (“FDIC”) insurance expense based on lower base assessment and rate and lower amortization expense on acquired deposit portfolio of $297,000. Also contributing to the decline were lower professional fees of $255,000 related to legal fees for problem loan workouts and use of outside consultants, lower loan and OREO expenses of $193,000 related to lower OREO balance levels in 2012, and absence of branch conversion costs in 2012. Excluding the mortgage segment operations and acquisition related costs, noninterest expense decreased $400,000, or 1.3%, compared to the second quarter of 2011.

	For the Three Months Ended Dollars in thousands
	06/30/12	03/31/12	$	%	06/30/11	$	%
Noninterest expense:
Salaries and benefits	$20,418	$19,507	$911	4.7%	$17,580	$2,838	16.1%
Occupancy expenses	3,092	2,647	445	16.8%	2,668	424	15.9%
Furniture and equipment expenses	1,868	1,763	105	6.0%	1,679	189	11.3%
Other operating expenses	12,386	11,692	694	5.9%	13,945	(1,559)	-11.2%

Total noninterest expense	$37,764	$35,609	$2,155	6.1%	$35,872	1,892	5.3%

Mortgage segment operations	$(6,821)	$(5,232)	$(1,589)	30.4%	$(4,325)	$(2,496)	57.7%
Acquisition and conversion costs	—	—	—	—	(204)	204	NM
Intercompany eliminations	118	117	1	0.9%	118	—	0.0%

	$31,061	$30,494	$567	1.9%	$31,461	$(400)	-1.3%

NM—Not Meaningful

For the six months ending June 30, 2012, noninterest expense increased $2.7 million, to $73.4 million, from $70.6 million a year ago. Salaries and benefits expense increased $4.7 million related to origination volume driven commission expense in the mortgage segment, additional employees and higher group insurance costs, and severance payments to affected employees. Occupancy costs increased $317,000. Partially offsetting these cost increases were other operating expenses which decreased $2.6 million, or 9.6%. Included in the reduction of other operating expenses was a $1.8 million reduction in FDIC insurance due to change in base assessment and rate, lower amortization on the acquired deposit portfolio of $643,000, and a decrease in conversion costs of $355,000 related to acquisition activity during the prior year. These other operating expense declines were partially offset by higher marketing and advertising expenses of $395,000 related to free checking account campaigns. Excluding the mortgage segment operations and prior year conversion costs, noninterest expense increased $432,000, or 0.7%, compared to the same period in 2011.

	For the Six Months Ended Dollars in thousands
	06/30/12	06/30/11	$	%
Noninterest expense:
Salaries and benefits	$39,925	$35,234	$4,691	13.3%
Occupancy expenses	5,739	5,422	317	5.8%
Furniture and equipment expenses	3,631	3,341	290	8.7%
Other operating expenses	24,078	26,642	(2,564)	-9.6%

Total noninterest expense	$73,373	$70,639	$2,734	3.9%

Mortgage segment operations	$(12,052)	$(9,252)	$(2,800)	30.3%
Acquisition and conversion costs	—	(498)	498	NM
Intercompany eliminations	234	234	—	0.0%

	$61,555	$61,123	$432	0.7%

NM—Not Meaningful

Securities

As of June 30, 2012, the Company maintained a diversified municipal bond portfolio with approximately 74% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the Commonwealth of Virginia represented 12% and the State of Texas represented 24% of the municipal portfolio. No other state had a concentration above 10%. Approximately 88% of municipal holdings are considered investment grade by Moody’s or Standard & Poor. The non-investment grade securities are principally insured Texas municipalities with no underlying rating. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of June 30, 2012. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rate for the three and six months ended June 30, 2012 and 2011 was 28.2% and 28.3%, and 26.0% and 25.6%, respectively.

Community Bank Segment

On a linked quarter basis, net interest income after provision for loan losses increased $258,000, or 0.7%, from $34.6 million to $34.8 million in the prior quarter, primarily as a result of a $500,000 lower provision for loan losses, offset by lower yields on average interest-earning assets outpacing lower costs of interest-bearing liabilities, a result of a lack of higher yield investment options in the current low rate environment.

On a linked quarter basis, noninterest income increased $570,000, or 8.7%, to $7.2 million from $6.6 million in the first quarter. Service charges on deposit accounts and other account fee income increased $378,000 primarily related to higher interchange income, higher brokerage commissions due to improved market conditions and higher fee-based account balances, higher overdraft and returned check fees and commercial account service charges. Gains on sales of bank property increased $253,000 largely due to a sale of a former branch building.

On a linked quarter basis, noninterest expense increased $567,000, or 1.9%, to $31.1 million from $30.5 million when compared to the first quarter. Operating expenses decreased $484,000 largely related to expenses on foreclosed properties, employee training costs, and lower recovery of previously charged off deposit account fees. Occupancy expenses increased $402,000. Partially offsetting these increases, salaries and benefit expense decreased $366,000.

For the three months ended June 30, 2012, net interest income after provisions for loan losses was nearly unchanged at $34.8 million, or 0.1% lower, from the same period in 2011, principally a result of a lower provision for loan loss of $1.5 million, offset by yields on earning asset declining $2.5 million at a faster pace than the decline in cost of interest bearing liabilities of $916,000, a result of a lack of higher yield investment options in the current low rate environment.

For the quarter ended June 30, 2012, noninterest income increased $1.4 million, or 24.8%, to $7.2 million from $5.8 million in the prior year’s second quarter. Service charges on deposit accounts and other account fee income increased $351,000, related to higher interchange fee income and ATM charges. In addition, gains on sales of bank property increased $986,000. During 2011, the Company recorded a loss on sale of a former branch building for $626,000 versus a current quarter gain of $239,000 on sale of a former bank branch building.

For the quarter ended June 30, 2012, noninterest expense decreased $604,000, or 1.9%, to $31.1 million from $31.7 million for the second quarter of 2011. Operating expenses decreased $1.7 million largely related to lower FDIC insurance expense of $695,000 based on lower base assessment and rate, lower amortization expense of $297,000 on the acquired deposit portfolio. Also contributing to the decline were lower professional fees of $250,000 related to legal fees for problem loan workouts and use of outside consultants, lower loan and OREO expenses of $265,000 related to a lower OREO balance level in 2012, and absence of branch conversion costs in 2012. Partially offsetting these increases, salaries and benefits expenses increased $621,000 primarily related to higher group insurance costs due to additional employees, and severance payments to affected employees. Occupancy expenses increased $379,000.

For the six months ended June 30, 2012, net interest income after provisions for loan losses increased $2.5 million, or 3.7%, from the same period in 2011, principally a result of a lower provision for loan loss of $4.3 million, offset by interest on earning assets declining $3.8 million and at a faster pace than the decline in cost of interest bearing liabilities of $2.0 million, a result of a lack of higher yield investment options in the current low rate environment.

For the six months ending June 30, 2012, noninterest income increased $2.4 million, to $13.9 million, from $11.5 million a year ago. Gains on sales of bank property and OREO increased $1.2 million, a function of current period gain and prior period transactions. During 2011, the Company sold a branch building as mentioned above and accrued a loss on the sale of $626,000 and incurred losses on sales of OREO of $461,000. Service charges on deposit accounts and other account fee income increased $909,000 primarily related to higher interchange income, higher overdraft and returned check fees and higher ATM fee income.

For the six months ending June 30, 2012, noninterest expense was nearly unchanged at $61.5 million, or 0.1% lower from $61.6 million a year ago. Operating expenses decreased $2.7 million, or 10.8%. Included in the reduction of other operating expenses were lower FDIC insurance of $1.8 million due to a change in base assessment and rate, lower amortization of $643,000 on the acquired deposit portfolio, and a decrease in conversion costs of $355,000 related to acquisition activity during the prior year. These other operating expense increases were partially offset by higher marketing and advertising expenses of $362,000 related to free checking account campaigns. Salaries and benefits expense increased $2.2 million related to additional employees and higher group insurance costs, and severance payments to affected employees. Occupancy costs increased $265,000.

Mortgage Segment

On a linked quarter basis, the mortgage segment net income for the second quarter increased $236,000, or 100.9%, from $234,000 in the first quarter to $470,000. In early 2012, the Company hired additional loan originators and support personnel who were formerly employed by a national mortgage company that exited the mortgage origination business. As a result, and aided by historically low interest rates, loan originations increased by $73.4 million from $184.0 million to $257.4 million, or 39.8%, from the first quarter. As a result, gains on the sale of loans increased $2.0 million, or 38.1% to $7.3 million. Salary and benefit expenses increased $1.3 million, or 30.9% to $5.4 million, due to compensation related to the increased loan volume. Operating expenses increased $213,000, or 30.0%, from the prior quarter due to costs incurred in relation to the increases in originations. Refinanced loans represented 45.1% of the originations during the second quarter compared to 56.5% during the first quarter.

For the three months ended June 30, 2012, the mortgage segment net income increased $303,000, from $167,000 to $470,000, or 181.4%, compared to the same period last year. Originations increased by $109.7 million, or 74.2%, from $147.7 million to $257.4 million due to the additions in production personnel described above, and resulted in increased gains on the sale of loans of $3.0 million, or 70.0%, over the same period last year. Salaries and benefits increased $2.2 million, or 69.3%, as a result of personnel additions and higher commissions related to loan origination growth. Refinanced loans represented 45.1% of originations during the second quarter of 2012 compared to 20.2% during the same period a year ago.

For the six months ended June 30, 2012, the mortgage segment net income increased $209,000, or 42.2%, to $704,000 from $495,000 during the same period last year. Originations increased by $144.5 million from $296.8 million to $441.3 million, or 48.7%, during the same period last year due to production hiring efforts and a sustained low interest rate environment. Noninterest income increased $3.3 million, or 36.0%, driven by origination growth. Salary and benefit expenses increased $2.5 million, or 34.9%, primarily due to commissions related to increased loan production. Refinanced loans represented 49.8% of originations during the first six months of the year compared to 29.2% during the same period a year ago.

Beginning in mid-February of 2012 and through the end of the second quarter, the mortgage segment incurred additional operating expenses related to the hiring of additional loan originators and support personnel. As a result, the segment incurred a loss of $65,000 in April. In May and June of 2012, the segment reported consecutive months of net income on the increased production capacity throughout the quarter.

BALANCE SHEET

At June 30, 2012, total cash and cash equivalents were $72.4 million, a decrease of $38.8 million from March 31, 2012, and an increase of $9.2 million from June 30, 2011. During the fourth quarter of 2011, the Company paid the U.S. Department of the Treasury (“the Treasury”) $35.7 million to redeem the preferred stock issued to the Treasury and assumed in the FMB acquisition. At June 30, 2012, investment in securities increased $55.8 million when compared to the prior year’s second quarter. At June 30, 2012, net loans were $2.8 billion, an increase of $45.3 million from the prior quarter, and an increase of $26.9 million from June 30, 2011. Mortgage loans held for sale were $100.1 million, an increase of $26.5 million when compared to the prior quarter, and an increase of $49.6 million from June 30, 2011, which was primarily due to the increase of origination volume from the favorable rate environment and additional loan originators. At June 30, 2012, total assets were $4.0 billion, an increase of $34.5 million compared to the first quarter, and an increase of $130.8 million from $3.9 billion at June 30, 2011.

For three months ended June 30, 2012, total deposits grew $3.3 million, or 0.1%, when compared to March 31, 2012. Of this amount, interest-bearing deposits decreased $23.7 million compared to the prior quarter driven by lower volumes in NOW accounts and certificates of deposit accounts, partially offset by higher volumes of time deposits of $100,000 and over. Total deposits grew $135.9 million, or 4.4%, from June 30, 2011. Of this amount, interest-bearing deposits increased $64.7 million from June 30, 2011, as money market, NOW accounts, saving accounts, and time deposits of $100,000 and over balances increases were partially offset by runoff in certificates of deposit. Total borrowings, including repurchase agreements, increased $22.5 million on a linked quarter basis and decreased $4.3 million from June 30, 2011 as the Company experienced increased customer preference for securities sold under agreements for repurchase. The Company’s equity to assets ratio was 10.88% and 11.50% at June 30, 2012 and 2011, respectively. The decrease in the equity to assets ratio was due to the Company’s redemption of the preferred stock described above. The Company’s tangible common equity to tangible assets ratio was 9.11% and 8.62% at June 30, 2012 and 2011, respectively.

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

As of June 30, 2012, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, loans held for sale, investment securities and loans that mature within one year totaled $1.2 billion, or 32.8%, of total earning assets. As of June 30, 2012, approximately $964 million, or 33.4%, of total loans are scheduled to mature within one year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, and customer repurchase agreements to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	June 30,	% of Total	December 31,	% of Total	June 30,	% of Total
	2012	Loans	2011	Loans	2011	Loans
Loans secured by real estate:
Residential 1-4 family	$458,683	15.9%	$447,544	15.9%	$448,270	15.7%
Commercial	1,027,196	35.6%	985,934	34.9%	982,986	34.3%
Construction, land development and other land loans	447,746	15.5%	444,739	15.8%	473,604	16.6%
Second mortgages	49,521	1.7%	55,630	2.0%	62,463	2.2%
Equity lines of credit	304,614	10.5%	304,320	10.8%	301,766	10.6%
Multifamily	137,467	4.8%	108,260	3.8%	103,862	3.6%
Farm land	25,540	0.9%	26,962	1.0%	26,033	0.9%

Total real estate loans	2,450,767	84.9%	2,373,389	84.2%	2,398,984	83.9%

Commercial Loans	170,625	5.9%	169,695	6.0%	165,552	5.8%

Consumer installment loans
Personal	231,289	8.0%	241,753	8.6%	257,170	9.0%
Credit cards	19,717	0.7%	19,006	0.7%	17,334	0.6%

Total consumer installment loans	251,006	8.7%	260,759	9.3%	274,504	9.6%

All other loans	15,392	0.5%	14,740	0.5%	20,529	0.7%

Gross loans	$2,887,790	100.0%	$2,818,583	100.0%	$2,859,569	100.0%

As reflected in the loan table, at June 30, 2012, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers’ focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

Overview

During the second quarter, the Company experienced encouraging improvement in asset quality. Improving market conditions in the Company’s local market led to a reduction in both OREO and nonaccrual loans, which are at their lowest levels since the first quarter of 2010. The Company’s favorable trends in provisions for loan losses, stable allowance to total loans ratio, and decreased levels of charge-offs, troubled debt restructurings, and impaired loans demonstrate that its focused efforts to improve asset quality are having a positive impact. The allowance to nonperforming loans coverage ratio has increased significantly and is at its highest level since the fourth quarter of 2009. The magnitude of any change in the real estate market and its impact on the Company is still largely dependent upon continued recovery of commercial real estate and residential housing and the pace at which the local economies in the Company’s operating markets improve.

Loans obtained in connection with the FMB and branch acquisitions have been accounted for in accordance with ASC 805, Business Combinations, and/or ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), if the loans had experienced deterioration of credit quality at the time of acquisition. Both require that acquired loans be recorded at fair value and prohibit the carryover of the related allowance for loan losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans. Because ASC 310-30 loans (i.e., impaired loans) have been recorded at fair value, such loans are not classified as nonaccrual or past due even though some payments may be contractually past due. If there is further deterioration of credit quality on these acquired loans, the deterioration will be reflected through the allowance process and there will be no additional fair value adjustment.

Troubled Debt Restructurings (“TDRs”)

On July 1, 2011 the Company adopted the amendments in Accounting Standards Update No. 2011-02 Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). The total recorded investment in TDRs as of June 30, 2012 was $80.2 million, a decrease of $19.6 million from $99.8 million at March 31, 2012. Of the $80.2 million of TDRs at June 30, 2012, $67.5 million, or 84.16%, were considered performing while the remaining $12.7 million were considered nonperforming. The decline in the TDR balance from the prior quarter is attributable to $17.6 million loans being removed from TDR status and $6.1 million in net payments, partially offset by additions of $4.1 million. The primary cause for the decline in TDRs is related to restructured loans with a market rate of interest at the time of the restructuring, which were performing in accordance with their modified terms for a consecutive twelve month period and were no longer considered impaired. The TDR activity during the quarter did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

The following table provides a summary, by class and modification type, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of June 30, 2012 (dollars in thousands):

	Performing			Nonperforming			Total
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Modified to Interest Only
Commercial:
Commercial Real Estate—Owner Occupied	2	$398	$—	—	$—	$—	2	$398	$—
Commercial Real Estate—Non-Owner Occupied	2	610	—	1	212	—	3	822	—
Raw Land and Lots	3	327	—	1	340	—	4	667	—
Single Family Investment Real Estate	2	179	—	1	90	—	3	269	—
Consumer:
Mortgage	1	394	—	—	—	—	1	394	—
Indirect Marine	1	283	—	—	—	—	1	283	—

Total modified to interest only	11	$2,191	$—	3	$642	$—	14	$2,833	$—

Term Modification, at a market rate
Commercial:
Commercial Construction	9	$12,566	$2,247	1	$709	$—	10	$13,275	$2,247
Commercial Real Estate—Owner Occupied	4	3,650	—	2	1,002	—	6	4,652	—
Commercial Real Estate—Non-Owner Occupied	6	13,303	—	—	—	—	6	13,303	—
Raw Land and Lots	7	20,407	251	—	—	—	7	20,407	251
Single Family Investment Real Estate	4	537	—	—	—	—	4	537	—
Commercial and Industrial	6	2,251	—	7	1,310	—	13	3,561	—
Other Commercial	2	302	—	—	—	—	2	302	—
Consumer:
Mortgage	5	804	—	1	202	—	6	1,006	—
Indirect Marine	—	—	—	1	26	—	1	26	—
Other Consumer	2	85	—	1	202	—	3	287	—

Total term modification, at a market rate	45	$53,905	$2,498	13	$3,451	$—	58	$57,356	$2,498

Term Modification, below market rate
Commercial:
Commercial Construction	—	$—	$—	3	$4,533	$—	3	$4,533	$—
Commercial Real Estate—Owner Occupied	5	1,021	—	1	180	—	6	1,201	—
Raw Land and Lots	5	6,743	—	2	3,521	—	7	10,264	—
Single Family Investment Real Estate	1	385	—	1	353	—	2	738	—
Commercial and Industrial	3	354	—	—	—	—	3	354	—
Consumer:
Mortgage	1	501	—	—	—	—	1	501	—

Total term modification, below market rate	15	$9,004	$—	7	$8,587	$—	22	$17,591	$—

Interest Rate Modification, below market rate
Commercial:
Commercial Real Estate—Non-Owner Occupied	2	$2,390	$—	—	$—	$—	2	$2,390	$—

Total interest rate modification, below market rate	2	$2,390	$—	—	$—	$—	2	$2,390	$—

Total	73	$67,490	$2,498	23	$12,680	$—	96	$80,170	$2,498

Nonperforming Assets (“NPAs”)

At June 30, 2012, nonperforming assets totaled $75.0 million, a decrease of $5.1 million from the first quarter and a decrease of $16.3 million compared to a year ago. In addition, NPAs as a percentage of total outstanding loans declined 22 basis points from 2.82% in the first quarter and 59 basis points from 3.19% in the second quarter of the prior year to 2.60% at June 30, 2012. The current quarter decrease in NPAs from the first quarter related to a net decrease in nonaccrual loans, excluding purchased impaired loans, of $3.2 million as well as a net decrease in OREO of $1.9 million.

Nonperforming assets at June 30, 2012 included $39.2 million in nonaccrual loans (excluding purchased impaired loans), a net decrease of $3.2 million, or 7.55%, from the prior quarter. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Beginning Balance	$42,391	$44,834	$51,965	$54,322	$62,642
Net customer payments	(3,174)	(2,778)	(6,556)	(2,343)	(7,599)
Additions	2,568	2,805	5,364	1,751	4,223
Charge-offs	(561)	(1,549)	(2,304)	(1,268)	(3,581)
Loans returning to accruing status	(1,803)	—	(1,950)	(497)	(658)
Transfers to OREO	(250)	(921)	(1,685)	—	(705)

Ending Balance	$39,171	$42,391	$44,834	$51,965	$54,322

The nonperforming loans added during the quarter were principally related to commercial loans as borrowers continued to experience financial difficulties with the prolonged economic recovery exhausting their cash reserves and other repayment sources.

The following table presents the composition of nonaccrual loans (excluding purchased impaired loans) and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the quarter ended (dollars in thousands):

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Raw Land and Lots	$12,139	$13,064	$13,322	$15,997	$17,587
Commercial Construction	9,763	9,835	10,276	9,818	9,886
Commercial Real Estate	5,711	6,299	7,993	9,204	8,662
Single Family Investment Real Estate	3,476	4,507	5,048	7,969	8,268
Commercial and Industrial	4,715	5,318	5,297	4,000	4,369
Other Commercial	231	233	238	259	262
Consumer	3,136	3,135	2,660	4,718	5,288

Total	$39,171	$42,391	$44,834	$51,965	$54,322

Coverage Ratio	104.63%	94.84%	88.04%	79.46%	72.96%

Impairment analyses provided appropriate reserves on these nonperforming loans while appropriate reserves on homogenous pools continue to be maintained. The increase in the coverage ratio is primarily related to a decline in nonperforming loans.

Nonperforming assets at June 30, 2012 also included $35.8 million in OREO, a net decrease of $1.9 million, or 5.04%, from the prior quarter. The following table shows the activity in OREO for the quarter ended (dollars in thousands):

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Beginning Balance	$37,663	$32,263	$34,464	$36,935	$38,674
Additions	3,887	6,593	2,543	449	2,228
Capitalized Improvements	23	319	197	241	52
Valuation Adjustments	—	—	(530)	—	(165)
Proceeds from sales	(5,592)	(1,485)	(3,674)	(3,285)	(3,701)
Gains (losses) from sales	(179)	(27)	(737)	124	(153)

Ending Balance	$35,802	$37,663	$32,263	$34,464	$36,935

The additions were principally related to commercial real estate and raw land; sales from OREO were principally related to commercial retail property and residential real estate and lots.

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Land	$6,953	$6,327	$6,327	$8,559	$8,537
Land Development	11,313	11,559	11,309	11,824	12,088
Residential Real Estate	10,431	12,482	11,024	11,903	14,058
Commercial Real Estate	6,085	6,275	2,583	1,158	1,232
Land Previously Held for Branch Sites	1,020	1,020	1,020	1,020	1,020

Total	$35,802	$37,663	$32,263	$34,464	$36,935

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

Charge-offs and Delinquencies

For the quarter ended June 30, 2012, net charge-offs of loans were $2.2 million, or 0 .31% on an annualized basis, compared to $2.8 million, or 0.39%, for the first quarter of 2012 and $5.3 million, or 0.74%, for the same quarter last year. Net charge-offs in the current quarter included commercial loans of $1.5 million and consumer loans of $700,000. At June 30, 2012, total accruing past due loans were $33.2 million, or 1.15% of total loans, a decrease from 1.44% at March 31, 2012 and from 1.33% a year ago.

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Nonaccrual loans	$39,171	$42,391	$44,834	$51,965	$54,322
Foreclosed properties	34,782	36,643	31,243	33,444	35,915
Real estate investment	1,020	1,020	1,020	1,020	1,020

Total nonperforming assets (“NPAs”)	74,973	80,054	77,097	86,429	91,257
Loans past due 90 days and accruing interest	10,768	12,267	19,911	12,154	9,073

Total nonperforming assets and Loans past due 90 days and accruing interest	$85,741	$92,321	$97,008	$98,583	$100,330

Balances
Allowance for loan losses (“ALLL”)	$40,985	$40,204	$39,470	$41,290	$39,631
Average loans, net of unearned income	2,847,087	2,829,881	2,804,500	2,831,924	2,823,186
Loans, net of unearned income	2,887,790	2,841,758	2,818,583	2,818,342	2,859,569

Ratios
ALLL to total outstanding loans	1.42%	1.41%	1.40%	1.47%	1.39%
ALLL to legacy loans (Non-GAAP)	1.74%	1.77%	1.83%	1.94%	1.88%
ALLL to nonaccrual loans	104.63%	94.84%	88.04%	79.46%	72.96%
ALLL to nonaccrual loans & loans 90 days past due	82.07%	73.56%	60.96%	64.40%	62.51%
NPAs to total loans & OREO	2.56%	2.78%	2.70%	3.03%	3.15%
NPAs to total loans	2.60%	2.82%	2.74%	3.07%	3.19%
NPAs & loans 90 days past due to total loans & OREO	2.93%	3.21%	3.40%	3.46%	3.46%
NPAs & loans 90 days past due to total loans	2.97%	3.25%	3.44%	3.50%	3.51%
Net charge-offs to total loans (annualized)	0.31%	0.39%	0.59%	0.27%	0.74%

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

The Board of Governors of the Federal Reserve System (“the Federal Reserve”) and the FDIC have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a ratio of total capital to risk-weighted assets of 14.55% and 14.91% on June 30, 2012 and 2011, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 12.99% and 13.26% at June 30, 2012 and 2011, respectively, allowing the Company to meet the definition of “well capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2012 and 2011. The Company’s equity to asset ratios at June 30, 2012 and 2011 were 10.88% and 11.50%, respectively.

In connection with two bank acquisitions, prior to 2005, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

The Company’s outstanding series of preferred stock as of December 31, 2010 resulted from the acquisition of FMB. On February 6, 2009, FMB issued and sold to the Treasury 33,900 shares of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B and a warrant to purchase up to 1,695 shares of its Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series C. The Treasury immediately exercised the warrant for the entire 1,695 shares. In connection with the Company’s acquisition of FMB, the Company’s Board of Directors established a series of preferred stock with substantially identical preferences, rights and limitations to the FMB preferred stock, except as explained below. Pursuant to the closing of the acquisition, each share of FMB Series B and Series C preferred stock was exchanged for one share of the Company’s Series B Preferred Stock. The Series B Preferred Stock of the Company paid cumulative dividends to the Treasury at a rate of 5.19% year. The 5.19% dividend rate was a blended rate comprised of the dividend rate of the 33,900 shares of FMB 5% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B and 1,695 shares of FMB 9% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A. The Series B Preferred Stock of the Company was non-voting and had a liquidation preference of $1,000. During the fourth quarter of 2011, the Company received approval from the Treasury and its regulators to redeem the Series B Preferred Stock issued to the Treasury and assumed by the Company as part of the 2010 merger with FMB. On December 7, 2011, the Company paid approximately $35.7 million, from cash, to the Treasury in full redemption of the Series B Preferred Stock.

The following table summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	June 30,	December 31,	June 30,
	2012	2011	2011
Tier 1 capital	$403,860	$390,623	$408,836
Tier 2 capital	48,267	50,395	50,653
Total risk-based capital	452,127	441,018	459,489
Risk-weighted assets	3,109,278	3,039,099	3,082,408

Capital ratios:
Tier 1 risk-based capital ratio	12.99%	12.85%	13.26%
Total risk-based capital ratio	14.55%	14.51%	14.91%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.44%	10.14%	10.90%
Stockholders' equity to assets	10.88%	10.79%	11.50%
Tangible common equity to tangible assets	9.11%	8.91%	8.62%

In June 2012 the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC proposed rules that would revise and replace the current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. The BASEL III capital standards substantially increase the complexity of capital calculations and the amount of capital required to be maintained. The proposed rules are in a comment period running through September 7, 2012 and are subject to further modification. The Company is in the process of evaluating the impact these proposed rules may have on its capital position.

NON-GAAP MEASURES

In reporting the results of June 30, 2012, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit and trademark intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Cash basis operating earnings per share were $0.36 and $0.70 and $0.30 and $0.59 for the three and six months ended June 30, 2012 and 2011, respectively. Cash basis return on average tangible common equity and assets for the three and six months ended June 30, 2012 was 10.56% and 0.97%, respectively.

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

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the periods ended (dollars in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net income	$8,420	$6,820	$16,343	$13,014
Plus: core deposit intangible amortization, net of tax	796	1,009	1,648	2,066
Plus: trademark intangible amortization, net of tax	65	65	130	130

Cash basis operating earnings	$9,281	$7,894	$18,121	$15,210

Average assets	$3,942,727	$3,830,786	$3,923,243	$3,819,435
Less: average trademark intangible	281	681	331	731
Less: average goodwill	59,400	57,582	59,400	57,574
Less: average core deposit intangibles	18,761	24,384	19,386	25,184

Average tangible assets	$3,864,285	$3,748,139	$3,844,126	$3,735,946

Average equity	$431,915	$440,359	$428,102	$436,405
Less: average trademark intangible	281	681	331	731
Less: average goodwill	59,400	57,582	59,400	57,574
Less: average core deposit intangibles	18,761	24,384	19,386	25,184
Less: average preferred equity	—	34,518	—	34,483

Average tangible equity	$353,473	$323,194	$348,985	$318,433

Weighted average shares outstanding, diluted	25,888,151	25,992,190	25,923,505	25,986,640
Cash basis earnings per share, diluted	$0.36	$0.30	$0.70	$0.59
Cash basis return on average tangible assets	0.97%	0.84%	0.95%	0.82%
Cash basis return on average tangible equity	10.56%	9.80%	10.44%	9.63%

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

	For the Six Months Ended June 30,
	2012	2011
Gross loans	$2,887,790	$2,859,569
Less: acquired loans without additional credit deterioration	(533,087)	(755,358)

Gross loans, net of acquired	$2,354,703	$2,104,211
Allowance for loan losses	$40,985	$39,631

Allowance for loan losses ratio	1.42%	1.39%
Allowance for loan losses ratio, net of acquired	1.74%	1.88%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended June 30, 2012 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+300 basis points	4.25	6,717
+200 basis points	2.78	4,403
+100 basis points	1.17	1,846
Most likely rate scenario	—	—
-100 basis points	(1.18)	(1,866)
-200 basis points	(1.97)	(3,116)
-300 basis points	(2.01)	(3,181)

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation based on the balances at the period ended June 30, 2012 (dollars in thousands):

	Change In Economic Value of Equity
	%	$
Change in Yield Curve:
+300 basis points	(4.22)	(21,005)
+200 basis points	(1.28)	(6,392)
+100 basis points	0.19	937
Most likely rate scenario	—	—
-100 basis points	(6.58)	(32,808)
-200 basis points	(8.48)	(42,254)
-300 basis points	(7.89)	(39,299)

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Update to Risk Factors

In June of 2012, the Board of Governors of the Federal Reserve System announced Notices of Proposed Rulemaking (NPRs) for three sets of capital rules that translate the Basel III capital rules into U.S. regulation. The Basel III capital standards substantially increase the complexity of capital calculations and the amount of required capital to be maintained. Specifically, Basel III reduces the items that count as capital, establishes higher capital ratios for all banks and increases risk weighting of a number of asset classes the Company holds. The potential impact of Basel III includes, but is not limited to, reduced lending and negative pressure on profitability and return on equity due to the higher capital requirements. The cost of implementation and ongoing compliance with Basel III may also negatively impact overhead costs. To the extent the Company is required to increase capital in the future to comply with Basel III, existing shareholders may be diluted and/or our ability to pay common stock dividends may be reduced.

There have been no other material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

In December 2011, the Company was authorized to repurchase up to 350,000 shares of its common stock in the open market at prices that management determines to be prudent. No shares were repurchased during 2011. In February 2012, the Company entered into a Stock Purchase Agreement (the “Agreement”) with a member of the board of directors. Pursuant to the Agreement, the Company repurchased 335,649 shares of its common stock for an aggregate purchase price of $4,363,437, or $13.00 per share. The repurchase was funded with cash on hand. The Company transferred 115,384 of the repurchased shares to its Employee Stock Ownership Plan for $13.00 per share. The remaining 220,265 shares were retired. On February 6, 2012, the Company filed a Current Report on Form 8-K with respect to the agreement and repurchase.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2012 and June 30, 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and June 30, 2011, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011 and (v) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union First Market Bankshares Corporation
(Registrant)

Date: August 8, 2012	By:	/s/ G. William Beale
G. William Beale,
Chief Executive Officer
(principal executive officer)

Date: August 8, 2012	By:	/s/ Robert M. Gorman
Robert M. Gorman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)