Form 10-Q/A
period 2012-06-30
UNION FIRST MARKET BANKSHARES CORP
filed 2012-08-10
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Union First Market Bankshares Corporation is filing this amendment (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 8, 2012, solely to correct clerical errors on the Report of Independent Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm was originally dated May 9, 2012 and should have been dated August 8, 2012. Also, within the body of the Report, the consolidated statements of changes in stockholders’ equity and cash flows were originally referenced as reporting the three month periods ending June 2012 and 2011, and should have been referenced as reporting the six month periods ended June 2012 and 2011. The revised Report of Independent Registered Public Accounting Firm is included in this Form 10-Q/A.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures and information not affected by this Form 10-Q/A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have reviewed the accompanying condensed consolidated balance sheets of Union First Market Bankshares Corporation and subsidiaries as of June 30, 2012 and 2011, the related condensed consolidated statements of income and comprehensive income for the three month and six month periods ended June 30, 2012 and 2011 and the related consolidated changes in stockholders’ equity and cash flows for the six months ended June 30, 2012 and 2011. These condensed financial statements are the responsibility of the Company’s management.

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
August 8, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union First Market Bankshares Corporation

Date: August 10, 2012	By:	/s/ G. William Beale
G. William Beale,
Chief Executive Officer (principal executive officer)

Date: August 10, 2012	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Index to Exhibits

Exhibit Number	Description	Location

31.1	Certification by CEO.	Included herewith

31.2	Certification by CFO.	Included herewith

32.1	Certification by CEO and CFO Pursuant to 18 U.S.C Section 1350.	Included herewith