Form 10-Q
period 2012-09-30
UNION FIRST MARKET BANKSHARES CORP
filed 2012-11-08
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of shares of common stock outstanding as of November 5, 2012 was 25,965,424

UNION FIRST MARKET BANKSHARES CORPORATION

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,	September 30,
	2012	2011	2011
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$52,095	$64,412	$57,171
Interest-bearing deposits in other banks	10,081	31,930	92,247
Money market investments	1	155	199
Federal funds sold	157	162	160

Total cash and cash equivalents	62,334	96,659	149,777

Securities available for sale, at fair value	622,067	620,166	584,668
Restricted stock, at cost	20,687	20,661	21,817
Loans held for sale	141,965	74,823	61,786
Loans, net of unearned income	2,908,510	2,818,583	2,818,342
Less allowance for loan losses	39,894	39,470	41,290

Net loans	2,868,616	2,779,113	2,777,052

Bank premises and equipment, net	87,305	90,589	90,936
Other real estate owned, net of valuation allowance	34,440	32,263	34,464
Core deposit intangibles, net	16,966	20,714	22,162
Goodwill	59,400	59,400	59,400
Other assets	114,413	112,699	112,395

Total assets	$4,028,193	$3,907,087	$3,914,457

LIABILITIES
Noninterest-bearing demand deposits	$604,274	$534,535	$542,692
Interest-bearing deposits:
NOW accounts	418,988	412,605	395,822
Money market accounts	898,625	904,893	858,426
Savings accounts	204,317	179,157	176,531
Time deposits of $100,000 and over	534,797	551,349	561,303
Other time deposits	538,778	592,566	600,102

Total interest-bearing deposits	2,595,505	2,640,570	2,592,184

Total deposits	3,199,779	3,175,105	3,134,876

Securities sold under agreements to repurchase	94,616	62,995	70,450
Other short-term borrowings	59,500	—	—
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	136,260	155,381	155,258
Other liabilities	34,779	31,657	41,982

Total liabilities	3,585,244	3,485,448	3,462,876

STOCKHOLDERS’ EQUITY
Preferred stock, $10.00 par value, $1,000 liquidation value, shares authorized 500,000; issued and outstanding, 35,595 shares at September 30, 2011 and zero at December 31, 2011 and September 30, 2012.	—	—	35,595
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 25,967,705 shares, 26,134,830 shares, and 26,057,500 shares, respectively.	34,433	34,672	34,581
Surplus	186,224	187,493	186,505
Retained earnings	209,308	189,824	184,845
Discount on preferred stock	—	—	(982)
Accumulated other comprehensive income	12,984	9,650	11,037

Total stockholders’ equity	442,949	421,639	451,581

Total liabilities and stockholders’ equity	$4,028,193	$3,907,087	$3,914,457

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$40,836	$42,664	$121,743	$126,999
Interest on Federal funds sold	1	1	1	1
Interest on deposits in other banks	6	24	64	60
Interest and dividends on securities:
Taxable	2,846	3,146	9,482	10,400
Nontaxable	1,814	1,771	5,391	5,294

Total interest and dividend income	45,503	47,606	136,681	142,754

Interest expense:
Interest on deposits	4,726	5,924	15,084	18,774
Interest on Federal funds purchased	28	—	29	7
Interest on short-term borrowings	69	92	160	258
Interest on long-term borrowings	1,918	2,144	6,212	5,846

Total interest expense	6,741	8,160	21,485	24,885

Net interest income	38,762	39,446	115,196	117,869
Provision for loan losses	2,400	3,600	8,900	14,400

Net interest income after provision for loan losses	36,362	35,846	106,296	103,469

Noninterest income:
Service charges on deposit accounts	2,222	2,294	6,643	6,568
Other service charges, commissions and fees	3,655	3,254	10,692	9,529
Gains (losses) on securities transactions, net	(1)	499	4	483
Other-than-temporary impairment losses	—	(400)	—	(400)
Gains on sales of mortgage loans	8,918	4,861	21,529	14,132
Gains (losses) on bank premises, net	(309)	(16)	34	(644)
Other operating income	1,067	919	3,084	2,715

Total noninterest income	15,552	11,411	41,986	32,383

Noninterest expenses:
Salaries and benefits	21,279	18,076	61,204	53,310
Occupancy expenses	3,262	2,885	9,001	8,307
Furniture and equipment expenses	1,809	1,756	5,440	5,097
Other operating expenses	11,968	11,787	36,252	38,891

Total noninterest expenses	38,318	34,504	111,897	105,605

Income before income taxes	13,596	12,753	36,385	30,247
Income tax expense	3,970	3,682	10,416	8,162

Net income	$9,626	$9,071	$25,969	$22,085
Dividends paid and accumulated on preferred stock	—	462	—	1,386
Accretion of discount on preferred stock	—	66	—	195

Net income available to common shareholders	$9,626	$8,543	$25,969	$20,504

Earnings per common share, basic	$0.37	$0.33	$1.00	$0.79

Earnings per common share, diluted	$0.37	$0.33	$1.00	$0.79

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$9,626	$9,071	$25,969	$22,085
Other comprehensive income:
Change in fair value of interest rate swap (cash flow hedge)	(202)	(1,827)	(492)	(2,826)
Unrealized gains on securities:
Unrealized holding gains arising during period (net of tax, $1,172 and $2,062 for three and nine months ended 2012)	2,176	3,230	3,829	10,346
Reclassification adjustment for (gains) losses included in net income (net of tax, $0 and $1 for three and nine months ended 2012)	1	(64)	(3)	(54)

Other comprehensive income	1,975	1,339	3,334	7,466

Comprehensive income	$11,601	$10,410	$29,303	$29,551

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Discount on Preferred Stock	Accumulated Other Comprehensive Income	Total
Balance - December 31, 2010	$35,595	$34,532	$185,763	$169,801	$(1,177)	$3,571	$428,085
Net income - 2011				22,085			22,085
Other comprehensive income (net of tax, $5,542)						7,466	7,466
Dividends on Common Stock ($.21 per share)				(5,460)			(5,460)
Tax benefit from exercise of stock awards			1				1
Dividends on Preferred Stock				(1,386)			(1,386)
Accretion of discount on Preferred Stock				(195)	195		—
Issuance of common stock under Dividend Reinvestment Plan (18,135 shares)		24	243				267
Issuance of common stock under Stock Incentive Plan (6,450 shares)		9	47				56
Vesting of restricted stock under Stock Incentive Plan (12,243 shares)		16	(16)				—
Stock-based compensation expense			467				467

Balance - September 30, 2011	$35,595	$34,581	$186,505	$184,845	$(983)	$11,037	$451,581

Balance - December 31, 2011	$—	$34,672	$187,493	$189,824	$—	$9,650	$421,639
Net income - 2012				25,969			25,969
Other comprehensive income (net of tax, $2,060)						3,334	3,334
Dividends on Common Stock ($.25 per share)				(6,058)			(6,058)
Stock purchased under stock repurchase plan (220,265 shares)		(293)	(2,570)				(2,863)
Issuance of common stock under Dividend Reinvestment Plan (31,179 shares)		41	386	(427)			—
Issuance of common stock under Stock Incentive Plan (1,165 shares)		2	14				16
Vesting of restricted stock under Stock Incentive Plan (9,647 shares)		13	(13)				—
Net settle for taxes on Restricted Stock Awards (1,818 shares)		(2)	(24)				(26)
Stock-based compensation expense			938				938

Balance - September 30, 2012	$—	$34,433	$186,224	$209,308	$—	$12,984	$442,949

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands)

	2012	2011
Operating activities:
Net income	$25,969	$22,085
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of bank premises and equipment	5,049	5,005
Other-than-temporary impairment recognized in earnings	—	400
Amortization, net	7,658	5,300
Provision for loan losses	8,900	14,400
(Gains) losses on the sale of investment securities	(4)	(483)
(Increase) decrease in loans held for sale, net	(67,142)	12,188
(Gains) losses on sales of other real estate owned, net	442	328
(Gains) losses on sales of bank premises, net	(34)	644
Stock-based compensation expense	938	467
(Increase) decrease in other assets	(634)	4,263
Increase in other liabilities	2,630	11,048

Net cash and cash equivalents provided by (used in) operating activities	(16,228)	75,645

Investing activities:
Purchases of securities available for sale	(131,262)	(130,160)
Proceeds from sales of securities available for sale	2,186	18,365
Proceeds from maturities, calls and paydowns of securities available for sale	125,988	87,585
Net (increase) decrease in loans	(109,812)	69,306
Net increase in bank premises and equipment	(1,731)	(3,742)
Proceeds from sales of other real estate owned	9,148	10,557
Improvements to other real estate owned	(358)	—
Cash paid in bank acquisition	—	(26,437)
Cash acquired in bank and branch acquisitions	—	230

Net cash and cash equivalents provided by (used in) investing activities	(105,841)	25,704

Financing activities:
Net increase in noninterest-bearing deposits	69,739	53,459
Net decrease in interest-bearing deposits	(45,065)	(37,511)
Net increase (decrease) in short-term borrowings	91,121	(22,517)
Net (decrease) increase in long-term borrowings(1)	(19,121)	366
Cash dividends paid - common stock	(6,058)	(5,460)
Cash dividends paid - preferred stock	—	(1,386)
Repurchase of common stock	(2,862)	—
Taxes paid related to net share settlement of equity awards	(26)	—
Issuance of common stock	16	324

Net cash and cash equivalents provided by (used in) financing activities	87,744	(12,725)

Increase (decrease) in cash and cash equivalents	(34,325)	88,624
Cash and cash equivalents at beginning of the period	96,659	61,153

Cash and cash equivalents at end of the period	$62,334	$149,777

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$22,495	$25,265
Income taxes	4,300	4,238
Supplemental schedule of noncash investing and financing activities
Unrealized gain on securities available for sale	$5,887	$15,834
Changes in fair value of interest rate swap	(492)	(2,826)
Transfers from loans to other real estate owned	11,409	9,236
Transactions related to bank and branch acquisitions
Increase in assets and liabilities:
Loans	$—	$70,817
Other assets	—	4,324
Noninterest bearing deposits	—	4,366
Interest bearing deposits	—	44,503
Other liabilities	—	65

(1)	See Note 6. Borrowings related to 2012 activity

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

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

In the third quarter, interest income of approximately $640,000 was recorded on loans acquired in the Harrisonburg branch acquisition. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

September 30, 2012:
Outstanding principal balance	$47,658
Carrying amount	$47,131

December 31, 2011:
Outstanding principal balance	$54,953
Carrying amount	$53,359

Loans obtained in the acquisition of the Harrisonburg branch for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments are not considered to be material to the Company’s consolidated assets.

First Market Bank Acquisition

In February 2010, the Company completed the acquisition of First Market Bank, FSB (“FMB”). Interest income on acquired loans for the third quarter of 2012 was approximately $6.5 million. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

September 30, 2012:
Outstanding principal balance	$471,557
Carrying amount	$462,552

December 31, 2011:
Outstanding principal balance	$632,602
Carrying amount	$620,048

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

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) and the 2003 Stock Incentive Plan (the “2003 Plan”) provide for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company and its subsidiaries. The 2011 Plan makes available 1,000,000 shares, which may be awarded to employees of the Company and its subsidiaries in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Approximately 26,400 shares remain available for grant under the 2003 Plan, which expires in 2013. Under both plans, the option price cannot be less than the fair market value of the stock on the grant date. The Company issues new shares to satisfy stock-based awards. A stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of 20% over a five year vesting schedule. Collectively, there remain approximately 746,500 shares available as of September 30, 2012 for issuance under the 2011 and 2003 Plans.

For the three month and nine month periods ended September 30, 2012 and 2011, respectively, the Company recognized stock-based compensation expense of approximately $324,000 and $938,000 ($242,000 and $707,000, net of tax), respectively, and $244,000 and $467,000, ($182,000 and $374,000, net of tax), respectively. These expenses were less than $0.01 per common share for both periods ended September 30, 2011, and $0.01 and $0.04 for the three and nine month periods, respectively, ended September 30, 2012.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2012:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2011	422,750	$17.70
Granted	131,657	14.40
Exercised	(1,165)	12.11
Forfeited	(19,029)	14.58
Expired	(16,775)	22.53

Options outstanding, September 30, 2012	517,438	16.83

Options exercisable, September 30, 2012	222,301	20.50

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
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

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of September 30, 2012:

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	492,196	222,301
Weighted average remaining contractual life in years	6.47	3.81
Weighted average exercise price on shares above water	$13.23	$12.23
Aggregate intrinsic value	$257,186	$28,561

There was one stock option award exercised during the third quarter of 2012; the total intrinsic value for the stock option award exercised during both three and nine month periods ended September 30, 2012 was $3,367, and the total fair value for the stock option award exercised during both three and nine month periods ended September 30, 2012 was $14,108. The fair value of stock options vested during the nine months ended September 30, 2012 was approximately $279,000.

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

The following table summarizes the nonvested stock activity for the nine months ended September 30, 2012:

	Number of Shares of Restricted Stock	Performance Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2011	140,557	6,000	$12.62
Granted	73,414	—	14.28
Vested	(7,497)	—	15.81
Forfeited	(14,310)	(1,500)	12.95

Balance, September 30, 2012	192,164	4,500	12.85

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of September 30, 2012 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining three months of 2012	$90	$230	$320
For year ending December 31, 2013	366	699	1,065
For year ending December 31, 2014	360	366	726
For year ending December 31, 2015	268	98	366
For year ending December 31, 2016	155	13	168
For year ending December 31, 2017	25	—	25

Total	$1,264	$1,406	$2,670

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of unearned income, and consist of the following at September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Commercial:
Commercial Construction	$200,032	$185,359
Commercial Real Estate - Owner Occupied	492,715	452,407
Commercial Real Estate - Non-Owner Occupied	693,679	655,083
Raw Land and Lots	212,316	214,284
Single Family Investment Real Estate	206,090	192,437
Commercial and Industrial	209,401	212,268
Other Commercial	40,307	44,403
Consumer:
Mortgage	221,474	219,646
Consumer Construction	27,488	20,757
Indirect Auto	159,495	162,708
Indirect Marine	31,314	39,819
HELOCs	286,348	277,101
Credit Card	20,332	19,006
Other Consumer	107,519	123,305

Total	$2,908,510	$2,818,583

The following table shows the aging of the Company’s loan portfolio, by class, at September 30, 2012 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$6,148	$—	$—	$—	$7,846	$186,038	$200,032
Commercial Real Estate - Owner Occupied	2,865	88	822	1,228	2,212	485,500	492,715
Commercial Real Estate - Non-Owner Occupied	5,116	—	635	—	540	687,388	693,679
Raw Land and Lots	138	—	153	3,743	10,995	197,287	212,316
Single Family Investment Real Estate	686	102	201	371	4,081	200,649	206,090
Commercial and Industrial	230	191	120	89	2,678	206,093	209,401
Other Commercial	238	1	—	—	195	39,873	40,307
Consumer:
Mortgage	3,899	3,003	3,991	—	693	209,888	221,474
Consumer Construction	—	—	—	—	210	27,278	27,488
Indirect Auto	1,998	234	289	24	2	156,948	159,495
Indirect Marine	68	—	114	—	876	30,256	31,314
HELOCs	2,481	536	1,707	851	797	279,976	286,348
Credit Card	147	223	268	—	—	19,694	20,332
Other Consumer	893	629	796	131	1,034	104,036	107,519

Total	$24,907	$5,007	$9,096	$6,437	$32,159	$2,830,904	$2,908,510

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2011 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$—	$—	$490	$—	$10,276	$174,593	$185,359
Commercial Real Estate - Owner Occupied	520	—	2,482	1,292	5,962	442,151	452,407
Commercial Real Estate - Non-Owner Occupied	190	64	2,887	1,133	2,031	648,778	655,083
Raw Land and Lots	94	1,124	—	5,623	13,322	194,121	214,284
Single Family Investment Real Estate	779	70	3,637	388	5,048	182,515	192,437
Commercial and Industrial	601	185	3,369	392	5,297	202,424	212,268
Other Commercial	—	25	—	—	238	44,140	44,403
Consumer:
Mortgage	6,748	412	3,804	—	240	208,442	219,646
Consumer Construction	—	—	—	—	207	20,550	20,757
Indirect Auto	2,653	416	443	40	7	159,149	162,708
Indirect Marine	189	795	—	—	544	38,291	39,819
HELOCs	1,678	547	820	865	885	272,306	277,101
Credit Card	245	184	323	—	—	18,254	19,006
Other Consumer	1,421	443	1,657	164	777	118,843	123,305

Total	$15,118	$4,265	$19,912	$9,897	$44,834	$2,724,557	$2,818,583

Nonaccrual loans totaled $32.2 million and $51.9 million at September 30, 2012 and 2011, respectively. There were no nonaccrual loans excluded from impaired loan disclosure in 2012 or 2011. Loans past due 90 days or more and accruing interest totaled $9.1 million and $12.1 million at September 30, 2012 and 2011, respectively.

The following table shows purchased impaired commercial and consumer loan portfolios, by class and their delinquency status through September 30, 2012 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Real Estate - Owner Occupied	$—	$1,164	$64	$1,228
Raw Land and Lots	—	91	3,652	3,743
Single Family Investment Real Estate	16	—	355	371
Commercial and Industrial	—	89	—	89
Consumer:
Indirect Auto	7	—	17	24
HELOCs	—	50	801	851
Other Consumer	—	26	105	131

Total	$23	$1,420	$4,994	$6,437

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

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. At September 30, 2012, the Company had $177.9 million in loans considered to be impaired of which $16.7 million were collectively evaluated for impairment and $161.2 million were individually evaluated for impairment. The following table shows the Company’s impaired loans individually evaluated for impairment, by class, at September 30, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$30,864	$31,347	$—	$31,913	$1,073
Commercial Real Estate - Owner Occupied	10,774	11,246	—	11,517	423
Commercial Real Estate - Non-Owner Occupied	21,230	21,305	—	22,644	867
Raw Land and Lots	35,067	35,141	—	36,376	941
Single Family Investment Real Estate	5,860	6,180	—	6,440	216
Commercial and Industrial	3,361	3,394	—	3,837	135
Other Commercial	906	906	—	1,009	46
Consumer:
Mortgage	2,592	2,645	—	2,983	80
Indirect Auto	6	6	—	9	—
HELOCs	1,672	1,771	—	1,843	10
Other Consumer	871	910	—	937	21

Total impaired loans without a specific allowance	$113,203	$114,851	$—	$119,508	$3,812

Loans with a specific allowance
Commercial:
Commercial Construction	$4,290	$4,338	$1,368	$4,360	$20
Commercial Real Estate - Owner Occupied	2,718	2,853	665	2,888	22
Commercial Real Estate - Non-Owner Occupied	13,546	13,580	426	13,777	568
Raw Land and Lots	12,472	12,669	3,052	13,168	118
Single Family Investment Real Estate	2,503	2,573	962	2,736	44
Commercial and Industrial	9,929	10,069	3,581	10,059	304
Other Commercial	134	134	108	134	—
Consumer:
Consumer Construction	210	236	76	226	—
Indirect Marine	876	876	404	879	3
HELOCs	752	811	550	1,017	—
Other Consumer	563	563	246	563	—

Total impaired loans with a specific allowance	$47,993	$48,702	$11,438	$49,807	$1,079

Total loans individually evaluated for impairment	$161,196	$163,553	$11,438	$169,315	$4,891

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

The Company considers troubled debt restructurings (“TDRs”) to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Included in the impaired loan disclosures above are $63.8 million and $112.6 million of loans considered to be troubled debt restructurings as of September 30, 2012 and December 31, 2011, respectively. All loans that are considered to be TDRs are specifically evaluated for impairment in accordance with the Company’s allowance for loan loss methodology.

The following table provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012			December 31, 2011
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	6	$6,559	$169	14	$21,461	$3,185
Commercial Real Estate - Owner Occupied	8	3,056	—	11	7,996	180
Commercial Real Estate - Non-Owner Occupied	10	13,082	29	16	21,777	13
Raw Land and Lots	14	25,274	1	15	32,450	1
Single Family Investment Real Estate	5	848	—	12	8,525	—
Commercial and Industrial	6	1,103	—	12	4,991	204
Other Commercial	1	236	—	4	864	—
Consumer:
Mortgage	7	1,690	—	1	507	—
Other Consumer	2	85	—	2	263	—

Total performing	59	$51,933	$199	87	$98,834	$3,583

Nonperforming
Commercial:
Commercial Construction	4	$4,260	$—	5	$5,353	$—
Commercial Real Estate - Owner Occupied	3	1,084	—	—	—	—
Commercial Real Estate - Non-Owner Occupied	1	208	—	2	292	—
Raw Land and Lots	3	3,860	—	6	4,342	—
Single Family Investment Real Estate	2	433	—	4	1,342	—
Commercial and Industrial	7	1,284	—	3	1,134	—
Consumer:
Mortgage	1	202	—	5	1,076	—
Indirect Marine	1	283	—	—	—	—
Other Consumer	2	266	—	1	265	—

Total nonperforming	24	$11,880	$—	26	$13,804	$—

Total performing and nonperforming	83	$63,813	$199	113	$112,638	$3,583

The Company considers a default of a restructured loan to occur when subsequent to the restructure, the borrower is 90 days past due or results in foreclosure and repossession of the applicable collateral; the Company did not identify any restructured loans that went into default in the third quarter that had been restructured during the previous twelve months. During the nine months ended September 30, 2012, the Company identified three restructured loans, totaling approximately $1.4 million, that went into default that had been restructured in the twelve-month period prior to the time of default. All three loans had a term extension at a market rate.

The following table shows, by class and modification type, TDRs that occurred during the three month and nine month periods ended September 30, 2012 (dollars in thousands):

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	No. of Loans	Recorded investment at period end	No. of Loans	Recorded investment at period end
Modified to interest only
Commercial:
Commercial Real Estate - Non-Owner Occupied	—	$—	1	$309
Raw Land and Lots	—	—	3	260
Single Family Investment Real Estate	—	—	2	176
Consumer:
Indirect Marine	—	—	1	283

Total interest only at market rate of interest	—	$—	7	$1,028

Term modification, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	—	$—	3	$1,809
Commercial Real Estate - Non-Owner Occupied	2	720	2	720
Raw Land and Lots	—	—	1	603
Commercial and Industrial	1	115	6	432
Consumer:
Mortgage	—	—	2	472
Other Consumer	—	—	3	282

Total loan term extended at a market rate	3	$835	17	$4,318

Term modification, below market rate
Commercial:
Commercial Real Estate - Owner Occupied	—	$—	4	$654
Raw Land and Lots	1	60	1	60
Consumer:
Other Consumer	1	69	1	69

Total loan term extended at a below market rate	2	$129	6	$783

Interest rate modification, below market rate
Commercial:
Commercial Real Estate - Non-Owner Occupied	—	$—	2	$2,390

Total interest only at below market rate of interest	—	$—	2	$2,390

Total	5	$964	32	$8,519

The following table shows, by class and modification type, TDRs that occurred during the three month and nine month periods ended September 30, 2011 (dollars in thousands):

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	No. of Loans	Recorded investment at period end	No. of Loans	Recorded investment at period end
Modified to interest only
Commercial:
Commercial Real Estate - Non-Owner Occupied	—	$—	1	$223
Raw Land and Lots	—	—	1	341
Single Family Investment Real Estate	1	95	1	95

Total interest only at market rate of interest	1	$95	3	$659

Term modification, at a market rate
Commercial:
Commercial Construction	5	$7,072	15	$22,940
Commercial Real Estate - Owner Occupied	3	3,869	5	5,035
Commercial Real Estate - Non-Owner Occupied	2	2,572	16	21,655
Raw Land and Lots	4	18,625	14	27,596
Single Family Investment Real Estate	1	2,616	10	7,286
Commercial and Industrial	5	2,729	12	5,623
Other Commercial	2	457	5	911
Consumer:
Mortgage	1	56	4	538
Other Consumer	1	270	3	533

Total loan term extended at a market rate	24	$38,266	84	$92,117

Term modification, below market rate
Commercial:
Commercial Construction	—	$—	3	$3,451
Commercial Real Estate - Owner Occupied	2	546	2	546
Raw Land and Lots	—	—	6	6,391
Single Family Investment Real Estate	—	—	4	2,506
Commercial and Industrial	—	—	2	368
Consumer:
Mortgage	—	—	1	507

Total loan term extended at a below market rate	2	$546	18	$13,769

Total	27	$38,907	105	$106,545

The following table shows the allowance for loan loss activity, by portfolio segment, balances for allowance for credit losses, and loans based on impairment methodology for the nine months ended September 30, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$27,891	$11,498	$81	$39,470
Recoveries credited to allowance	490	881	—	1,371
Loans charged off	(5,956)	(3,891)	—	(9,847)
Provision charged to operations	7,301	1,626	(27)	8,900

Balance, end of period	$29,726	$10,114	$54	$39,894

Ending balance: individually evaluated for impairment	10,033	1,276	—	11,309

Ending balance: collectively evaluated for impairment	19,564	8,838	54	28,456

Ending balance: loans acquired with deteriorated credit quality	129	—	—	129

Total	$29,726	$10,114	$54	$39,894

Loans:
Ending balance	$2,054,540	$853,970	$—	$2,908,510

Ending balance: individually evaluated for impairment	148,223	6,536	—	154,759

Ending balance: collectively evaluated for impairment	1,900,886	846,428	—	2,747,314

Ending balance: loans acquired with deteriorated credit quality	5,431	1,006	—	6,437

Total	$2,054,540	$853,970	$—	$2,908,510

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

The following table shows all loans, excluding purchased impaired loans, in the commercial portfolios by class with their related risk rating as of September 30, 2012. The risk rating information has been updated through September 30, 2012 (dollars in thousands):

	3	4	5	6	7	8	Total
Commercial Construction	$11,409	$105,226	$11,150	$39,371	$32,766	$110	$200,032
Commercial Real Estate - Owner Occupied	125,840	314,456	22,406	17,671	11,114	—	491,487
Commercial Real Estate - Non-Owner Occupied	164,530	416,312	51,597	31,961	29,279	—	693,679
Raw Land and Lots	3,378	112,439	14,807	33,719	43,724	506	208,573
Single Family Investment Real Estate	24,329	145,213	14,109	12,898	8,431	739	205,719
Commercial and Industrial	44,831	122,572	13,779	13,284	14,671	175	209,312
Other Commercial	5,307	16,489	12,133	4,803	1,515	60	40,307

Total	$379,624	$1,232,707	$139,981	$153,707	$141,500	$1,590	$2,049,109

The following table shows all loans, excluding purchased impaired loans, in the commercial portfolios by class with their related risk rating as of December 31, 2011. The risk rating information has been updated through December 31, 2011 (dollars in thousands):

	3	4	5	6	7	8	Total
Commercial Construction	$10,099	$84,299	$6,079	$36,650	$48,232	$—	$185,359
Commercial Real Estate - Owner Occupied	88,430	296,825	17,604	21,158	26,389	709	451,115
Commercial Real Estate - Non-Owner Occupied	149,346	367,244	58,844	38,662	39,854	—	653,950
Raw Land and Lots	4,368	99,374	18,767	33,673	52,204	275	208,661
Single Family Investment Real Estate	32,741	116,570	11,928	14,358	16,452	—	192,049
Commercial and Industrial	35,120	123,872	22,079	11,559	19,066	180	211,876
Other Commercial	6,364	15,918	16,739	3,807	1,512	63	44,403

Total	$326,468	$1,104,102	$152,040	$159,867	$203,709	$1,227	$1,947,413

The following table shows only purchased impaired loans in the commercial portfolios by class with their related risk rating as of September 30, 2012. The credit quality indicator information has been updated through September 30, 2012 (dollars in thousands):

	5	6	7	8	Total
Commercial Real Estate - Owner Occupied	$—	$—	$1,228	$—	$1,228
Raw Land and Lots	—	—	3,743	—	3,743
Single Family Investment Real Estate	355	—	16	—	371
Commercial and Industrial	—	—	89	—	89

Total	$355	$—	$5,076	$—	$5,431

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

The following shows changes in the Company’s acquired loan portfolio and accretable yield for the following periods (dollars in thousands):

	For the Nine Months Ended				For the Twelve Months Ended
	September 30, 2012				December 31, 2011
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$5,140	$9,897	$9,010	$663,510	$8,169	$13,999	$13,589	$799,898
Additions	—	—	—	—	122	276	1,593	70,524
Accretion	(55)	—	(2,960)	—	(66)	—	(6,172)	—
Charged off	(1,602)	(397)	—	(1,551)	(3,073)	(1,329)	—	(5,988)
Transfers to OREO	—	(2,371)	—	(2,766)	(12)	(174)	—	(2,341)
Payments received, net	—	(692)	—	(155,947)	—	(2,875)	—	(198,583)

Balance at end of period	$3,483	$6,437	$6,050	$503,246	$5,140	$9,897	$9,010	$663,510

5.	EARNINGS PER SHARE

Basic earnings per common share (“EPS”) was computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. Amortization of discount and dividends on the preferred stock is treated as a reduction of the numerator in calculating basic and diluted EPS. There were approximately 594,946 and 409,562 shares underlying anti-dilutive stock awards as of September 30, 2012 and 2011, respectively.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2012 and 2011 (dollars and shares in thousands, except per share amounts):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended September 30, 2012
Net income, basic	$9,626	25,881	$0.37
Add: potentially dilutive common shares - stock awards	—	27	—

Diluted	$9,626	25,908	$0.37

For the Three Months ended September 30, 2011
Net income	$9,071	25,987	$0.35
Less: dividends paid and accumulated on preferred stock	462	—	0.02
Less: accretion of discount on preferred stock	66	—	—

Basic	$8,543	25,987	$0.33
Add: potentially dilutive common shares - stock awards	—	15	—

Diluted	$8,543	26,002	$0.33

For the Nine Months ended September 30, 2012
Net income, basic	$25,969	25,893	$1.00
Add: potentially dilutive common shares - stock awards	—	28	—

Diluted	$25,969	25,921	$1.00

For the Nine Months ended September 30, 2011
Net income	$22,085	25,972	$0.85
Less: dividends paid and accumulated on preferred stock	1,386	—	0.06
Less: accretion of discount on preferred stock	195	—	—

Basic	$20,504	$25,972	$0.79
Add: potentially dilutive common shares - stock awards	—	22	—

Diluted	$20,504	25,994	$0.79

6.	BORROWINGS

Short-term Borrowings

Total short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Also included in total short-term borrowings are Federal funds purchased, which are secured overnight borrowings from other financial institutions, and short-term Federal Home Loan Bank of Atlanta (“FHLB”) advances. Total short-term borrowings consist of the following as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30,	December 31,
	2012	2011
Securities sold under agreements to repurchase	$94,616	$62,995
Other short-term borrowings	59,500	—

Total short-term borrowings	$154,116	$62,995

Maximum month-end outstanding balance	$154,116	$78,622
Average outstanding balance during the year	81,061	73,831
Average interest rate during the year	0.93%	0.49%
Average interest rate at end of year	0.31%	0.47%

Other short-term borrowings:
Federal Funds purchased	19,500	—
FHLB	40,000	—

Union First Market Bank (the “Bank”) maintains Federal funds lines with several correspondent banks; the remaining available balance was $85.5 million and $113.0 million at September 30, 2012 and December 31, 2011, respectively. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $793.2 million and $776.8 million at September 30, 2012 and December 31, 2011, respectively.

Long-term Borrowings

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly owned subsidiary of the Company, issued a Trust Preferred Capital Note of $22.5 million through a pooled underwriting for an acquisition in 2004. The securities have an indexed London Interbank Offer Rate (“LIBOR”) floating rate (three month LIBOR rate plus 2.75%) which adjusts and is payable quarterly. The interest rate at September 30, 2012 was 3.11%. The capital securities were redeemable at par beginning on June 17, 2009 and quarterly thereafter until the securities mature on June 17, 2034. The principal asset of Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes. Of the above amount, $696,000 is reflected as the Company’s investment in Statutory Trust I and reported as “Other assets” within the consolidated balance sheet.

During the first quarter of 2006, the Company’s Statutory Trust II, a wholly owned subsidiary of the Company, issued a Trust Preferred Capital Note of $36.0 million through a pooled underwriting for an acquisition in 2006. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) that adjusts and is payable quarterly. The interest rate at September 30, 2012 was 1.76%. The capital securities were redeemable at par on June 15, 2011 and quarterly thereafter until the securities mature on June 15, 2036. The principal asset of Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes. Of this amount, $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the consolidated balance sheet.

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

As part of the acquisition of FMB, the Company assumed subordinated debt with terms of LIBOR plus 1.45% and a maturity date of April 2016. At September 30, 2012 the carrying value of the subordinated debt, net of the purchase accounting discount, was $15.7 million.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s consolidated balance sheet. In accordance with Accounting Statements Codification (“ASC”) 470-50, Modifications and Extinguishments, the Company will amortize this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings on the Company’s consolidated income statement. Amortization expense for the three and nine months ended September 30, 2012 was $179,000.

As of September 30, 2012, the advances from the FHLB consist of the following (dollars in thousands):

Long Term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Conversion Date	Option Frequency	Advance Amount
Adjustable Rate Credit	0.44%	0.80%	8/23/2022	n/a	n/a	$ 65,000
Adjustable Rate Credit	0.45%	0.81%	11/23/2022	n/a	n/a	55,000
Adjustable Rate Credit	0.45%	0.81%	11/23/2022	n/a	n/a	10,000
Adjustable Rate Credit	0.45%	0.81%	11/23/2022	n/a	n/a	10,000

						$140,000

As of December 31, 2011 the advances from the FHLB consisted of the following (dollars in thousands):

Long Term Type	Interest Rate	Maturity Date	Conversion Date	Option Frequency	Advance Amount
Convertible	3.60%	5/23/2018	5/23/2013	Once	$65,000
Convertible	3.84%	8/22/2018	8/22/2013	Once	55,000
Convertible	3.60%	5/23/2018	5/23/2013	Once	10,000
Convertible	3.60%	5/23/2018	5/23/2013	Once	10,000

					$140,000

The carrying value of the loans and securities pledged as collateral for FHLB advances total $978.3 million and $849.5 million as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Adjustable Rate
	Subordinated Debt	Trust Preferred Capital Notes	FHLB Advances	Prepayment Penalty	Total Long-term Borrowings
Remaining three months 2012	$—	$—	$—	$(433)	$(433)
2013	—	—	—	(1,744)	(1,744)
2014	—	—	—	(1,787)	(1,787)
2015	—	—	—	(1,831)	(1,831)
2016	15,747	—	—	(1,882)	13,865
Thereafter	—	60,310	140,000	(11,810)	188,500

Total long-term borrowings	$15,747	$60,310	$140,000	$(19,487)	$196,570

7.	SEGMENT REPORTING DISCLOSURES

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three and nine months ended September 30, 2012 and 2011 was as follows (dollars in thousands):

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended September 30, 2012
Net interest income	$38,428	$334	$—	$38,762
Provision for loan losses	2,400	—	—	2,400

Net interest income after provision for loan losses	36,028	334	—	36,362
Noninterest income	6,750	8,919	(117)	15,552
Noninterest expenses	30,596	7,839	(117)	38,318

Income before income taxes	12,182	1,414	—	13,596
Income tax expense	3,415	555	—	3,970

Net income	$8,767	$859	$—	$9,626

Total assets	$4,020,661	$154,181	$(146,649)	$4,028,193

Three Months Ended September 30, 2011
Net interest income	$39,208	$238	$—	$39,446
Provision for loan losses	3,600	—	—	3,600

Net interest income after provision for loan losses	35,608	238	—	35,846
Noninterest income	6,665	4,862	(116)	11,411
Noninterest expenses	30,259	4,361	(116)	34,504

Income before income taxes	12,014	739	—	12,753
Income tax expense	3,407	275	—	3,682

Net income	$8,607	$464	$—	$9,071

Total assets	$3,902,362	$70,055	$(57,960)	$3,914,457

Nine Months Ended September 30, 2012
Net interest income	$114,258	$938	$—	$115,196
Provision for loan losses	8,900	—	—	8,900

Net interest income after provision for loan losses	105,358	938	—	106,296
Noninterest income	20,805	21,532	(351)	41,986
Noninterest expenses	92,357	19,891	(351)	111,897

Income before income taxes	33,806	2,579	—	36,385
Income tax expense	9,400	1,016	—	10,416

Net income	$24,406	$1,563	$—	$25,969

Total assets	$4,020,661	$154,181	$(146,649)	$4,028,193

Nine Months Ended September 30, 2011
Net interest income	$116,862	$1,007	$—	$117,869
Provision for loan losses	14,400	—	—	14,400

Net interest income after provision for loan losses	102,462	1,007	—	103,469
Noninterest income	18,599	14,135	(351)	32,383
Noninterest expenses	92,342	13,614	(351)	105,605

Income before income taxes	28,719	1,528	—	30,247
Income tax (benefit) expense	7,593	569	—	8,162

Net income	$21,126	$959	$—	$22,085

Total assets	$3,902,362	$70,055	$(57,960)	$3,914,457

8.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its (consolidated) financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets. The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Company does not expect the adoption of ASU 2012-06 to have a material impact on its (consolidated) financial statements.

9.	GOODWILL AND INTANGIBLE ASSETS

The Company follows ASC 350, Goodwill and Other Intangible Assets, in accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of this section discontinued the amortization of goodwill and intangible assets with indefinite lives but require an impairment review at least annually and more frequently if certain impairment indicators are evident. Based on the annual testing during the second quarter of each year and the absence of impairment indicators during the quarter ended September 30, 2012, the Company has recorded no impairment charges to date for goodwill or intangible assets.

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years. The acquired trademark intangible is included as a component of other assets in the consolidated balance sheet.

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2012
Amortizable core deposit intangibles	$46,615	$29,649	$16,966
Unamortizable goodwill	59,742	342	59,400
Trademark intangible	1,200	1,067	133

December 31, 2011
Amortizable core deposit intangibles	$46,615	$25,901	$20,714
Unamortizable goodwill	59,742	342	59,400
Trademark intangible	1,200	767	433

September 30, 2011
Amortizable core deposit intangibles	$46,615	$24,453	$22,162
Unamortizable goodwill	59,742	342	59,400
Trademark intangible	1,200	667	533

Amortization expense of the core deposit intangibles for the three and nine month periods ended September 30, 2012 totaled $1.2 million and $3.7 million, respectively, compared to $1.5 million and $4.6 million, respectively, in 2011. The Harrisonburg branch core deposit intangible of $9,500 was expensed in the second quarter of 2011. Amortization expense of the trademark intangibles for the three and nine month periods ended September 30, 2012 and 2011 was both $100,000 and $300,000, respectively.

As of September 30, 2012, the estimated remaining amortization expense of core deposit and trademark intangibles is as follows (dollars in thousands):

For the remaining three months of 2012	$1,288
For the year ending December 31, 2013	3,830
For the year ending December 31, 2014	2,899
For the year ending December 31, 2015	2,461
For the year ending December 31, 2016	1,864
For the year ending December 31, 2017	1,435
Thereafter	3,321

$ 17,099

10.	COMMITMENTS AND CONTINGENCIES

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

At September 30, 2012, Union Mortgage Group, Inc. (“Union Mortgage”), a wholly owned subsidiary of Union First Market Bank, a wholly owned subsidiary of Union First Market Bankshares Corporation, had rate lock commitments to originate mortgage loans and loans held for sale. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

The following table presents the balances of commitments and contingencies (dollars in thousands):

	September 30,	December 31,	September 30,
	2012	2011	2011
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$844,190	$720,317	$735,129
Standby letters of credit	46,861	38,068	40,242
Mortgage loan rate lock commitments	172,316	45,820	132,691

Total commitments with off-balance sheet risk	$1,063,367	$804,205	$908,062

Commitments with balance sheet risk:
Loans held for sale	$141,965	$74,823	$61,786

Total other commitments	$1,205,332	$879,028	$969,848

(1)	Includes unfunded overdraft protection.

11.	SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of September 30, 2012 and December 31, 2011 are summarized as follows (dollars in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
September 30, 2012
U.S. government and agency securities	$2,919	$120	$(12)	$3,027
Obligations of states and political subdivisions	198,954	15,488	(79)	214,363
Corporate and other bonds	9,390	275	(408)	9,257
Mortgage-backed securities	380,790	11,360	(85)	392,065
Other securities	3,233	122	—	3,355

Total securities	$595,286	$27,365	$(584)	$622,067

December 31, 2011
U.S. government and agency securities	$3,933	$351	$—	$4,284
Obligations of states and political subdivisions	189,117	11,337	(247)	200,207
Corporate and other bonds	12,839	188	(787)	12,240
Mortgage-backed securities	390,329	10,434	(445)	400,318
Other securities	3,044	77	(4)	3,117

Total securities	$599,262	$22,387	$(1,483)	$620,166

Due to restrictions placed upon the Company’s common stock investment in the Federal Reserve Bank of Richmond and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications. The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 6% of its outstanding capital. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $6.8 million and $6.7 million and FHLB stock in the amount of $13.9 million as of September 30, 2012 and December 31, 2011.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
September 30, 2012
U.S. government and agency securities	$6	$(12)	$—	$—	$6	$(12)
Obligations of states and political subdivisions	6,188	(26)	1,161	(53)	7,349	(79)
Mortgage-backed securities	30,511	(85)	—	—	30,511	(85)
Corporate bonds and other securities	50	—	1,510	(408)	1,560	(408)

Totals	$36,755	$(123)	$2,671	$(461)	$39,426	$(584)

December 31, 2011
Obligations of states and political subdivisions	$5,429	$(152)	$1,090	$(95)	$6,519	$(247)
Mortgage-backed securities	97,203	(445)	—	—	97,203	(445)
Corporate bonds and other securities	2,342	(165)	3,790	(626)	6,132	(791)

Totals	$104,974	$(762)	$4,880	$(721)	$109,854	$(1,483)

As of September 30, 2012, there were $2.7 million, or 5 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $461,000 and consisted of corporate and municipal obligations.

The following table presents the amortized cost and estimated fair value of securities as of September 30, 2012, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	2,923	2,971	$6,046	$6,098
Due after one year through five years	16,191	16,880	18,771	19,408
Due after five years through ten years	71,169	75,804	76,044	80,214
Due after ten years	501,770	523,059	495,357	511,329
Other securities	3,233	3,355	3,044	3,117

Total securities available for sale	$595,286	$622,067	$599,262	$620,166

Securities with an amortized cost of $202.7 million and $172.1 million as of September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes.

During each quarter the Company conducts an assessment of the securities portfolio for other-than-temporary impairment (“OTTI”) consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is OTTI if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the quarter ended September 30, 2012, and in accordance with the guidance, no OTTI was recognized.

Based on the assessment for the quarter ended September 30, 2011 and in accordance with the guidance, the Company determined that a single issuer Trust Preferred security incurred credit-related OTTI of $400,000, which was recognized in earnings for the quarter ended September 30, 2011. There is a possibility that the Company will sell the security before recovering all unamortized costs. The significant inputs the Company considered in determining the amount of the credit loss are as follows:

•	The assessment of security credit rating agencies and research performed by third parties;

•	The continued interest payment deferral by the issuer;

•	The lack of improving asset quality of the issuer and worsening economic conditions; and

•	The security is thinly traded and trading at its historical low, below par.

OTTI recognized for the periods presented is summarized as follow (dollars in thousands):

OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2011	$400
Cumulative credit losses on investment securities	—
Additions for credit losses not previously regognized	—

Cumulative credit losses on investment securities, through September 30, 2012	$400

12.	FAIR VALUE MEASUREMENTS

The Company follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. This codification clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

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

Interest rate swap agreement used for interest rate risk management

Interest rate swaps are recorded at fair value on a recurring basis. The Company utilizes an interest rate swap agreement as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third party vendor to provide valuations for interest rate swaps using standard swap valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using

Bloomberg Valuation Service’s derivative pricing functions. The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities.

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

The Company uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during our validation as of September 30, 2012 and December 31, 2011.

The carrying value of restricted Federal Reserve Bank of Richmond and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 (dollars in thousands):

	Fair Value Measurements at September 30, 2012 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap - loans	$—	$39	$—	$39
Securities available for sale:
U.S. government and agency securities	—	3,027	—	3,027
Obligations of states and political subdivisions	—	214,363	—	214,363
Corporate and other bonds	—	9,257	—	9,257
Mortgage-backed securities	—	392,065	—	392,065
Other securities	—	3,355	—	3,355

LIABILITIES
Interest rate swap - loans	$—	$39	$—	$39
Cash flow hedge - trust	—	4,785	—	4,785

	Fair Value Measurements at December 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap - loans	$—	$66	$—	$66
Securities available for sale:
U.S. government and agency securities	—	4,284	—	4,284
Obligations of states and political subdivisions	—	200,207	—	200,207
Corporate and other bonds	—	12,240	—	12,240
Mortgage-backed securities	—	400,318	—	400,318
Other securities	—	3,117	—	3,117

LIABILITIES
Interest rate swap - loans	$—	$66	$—	$66
Cash flow hedge - trust	—	4,293	—	4,293

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during September 30, 2012 and December 31, 2011. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

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

Other real estate owned

Fair values of other real estate owned (“OREO”) are carried at the lower of carrying value or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as Level 2 valuation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. Total valuation expenses related to OREO properties for September 30, 2012 and December 31, 2011 were $0 and $707,000, respectively.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011 (dollars in thousands):

	Fair Value Measurements at September 30, 2012 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$141,965	$—	$141,965
Impaired loans	—	—	36,555	36,555
Other real estate owned	—	—	34,440	34,440

	Fair Value Measurements at December 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$74,823	$—	$74,823
Impaired loans	—	—	63,423	63,423
Other real estate owned	—	—	32,263	32,263

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the nine months ended September 30, 2012 were as follows:

	Fair Value Measurements at September 30, 2012
	Impaired Loans	Other Real Estate Owned
Balance - January 1, 2012	$63,423	$32,263
Total gains (losses) realized/unrealized:
Included in earnings	—	(442)
Additions	25,802	11,766
Sales	—	(9,147)
Net decrease (1)	(52,670)	—

Balance - September 30, 2012	$36,555	$34,440

(1)	Includes payments, upgrades, charge-offs, and foreclosures.

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2012 (dollars in thousands):

	Fair Value Measurements at September 30, 2012
	Fair Value	Valuation Technique(s)	Unobservable Inputs		Weighted Average
ASSETS
Commercial Construction	$2,922	Market comparables	Discount applied to market comparables	(1)	8%
Commercial Real Estate - Owner Occupied	2,053	Market comparables	Discount applied to market comparables	(1)	13%
Commercial Real Estate - Non-Owner Occupied	13,120	Market comparables	Discount applied to market comparables	(1)	7%
Raw Land and Lots	9,420	Market comparables	Discount applied to market comparables	(1)	4%
Single Family Investment Real Estate	1,541	Market comparables	Discount applied to market comparables	(1)	2%
Commercial and Industrial	6,348	Market comparables	Discount applied to market comparables	(1)	5%
Other (2)	1,151	Market comparables	Discount applied to market comparables	(1)	22%

Total Impaired Loans	36,555
Other real estate owned	34,440	Market comparables	Discount applied to market comparables	(1)	31%

Total	$70,995

(1)	A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local market.
(2)	The “Other” category of the impaired loans section from the table above consists of Other Commercial, Consumer Construction, Indirect Marine, HELOCs, and Other Consumer.

ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2012 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$62,334	$62,334	$—	$—	$62,334
Securities available for sale	622,067	—	622,067	—	622,067
Restricted stock	20,687	—	20,687	—	20,687
Loans held for sale	141,965	—	141,965	—	141,965
Net loans	2,868,616	—	2,864,799	36,555	2,901,354
Interest rate swap - loans	39	—	39	—	39
Accrued interest receivable	18,565	—	18,565	—	18,565

LIABILITIES
Deposits	$3,199,779	$—	$3,213,963	$—	$3,213,963
Borrowings	350,686	—	332,484	—	332,484
Accrued interest payable	856	—	856	—	856
Cash flow hedge - trust	4,785	—	4,785	—	4,785
Interest rate swap - loans	39	—	39	—	39

		Fair Value Measurements at December 31, 2011 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$96,659	$96,659	$—	$—	$96,659
Securities available for sale	620,166	—	620,166	—	620,166
Restricted stock	20,661	—	20,661	—	20,661
Loans held for sale	74,823	—	74,823	—	74,823
Net loans	2,779,113	—	2,731,491	63,423	2,794,914
Interest rate swap - loans	66	—	66	—	66
Accrued interest receivable	16,626	—	16,626	—	16,626

LIABILITIES
Deposits	$3,175,105	$—	$3,191,256	$—	$3,191,256
Borrowings	278,686	—	277,374	—	277,374
Accrued interest payable	1,865	—	1,865	—	1,865
Cash flow hedge - trust	4,293	—	4,293	—	4,293
Interest rate swap - loans	66	—	66	—	66

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

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815 Derivatives and Hedging, the trust swap is designated as a cash flow hedge, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense. The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item. There was no hedge ineffectiveness for this trust swap. At September 30, 2012, the fair value of the trust swap agreement was an unrealized loss of $4.8 million, the amount the Company would have expected to pay if the contract was terminated. The below liability is recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

Shown below is a summary of the derivative designated as a cash flow hedge at September 30, 2012 and December 31, 2011 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of September 30, 2012
Pay fixed - receive floating interest rate swaps	1	$36,000	$—	$4,785	0.36%	3.51%	4.71

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2011
Pay fixed - receive floating interest rate swaps	1	$36,000	$—	$4,293	0.58%	3.51%	5.46

During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values reported in other assets and other liabilities. Shown below is a summary regarding loan swap derivative activities at September 30, 2012 and December 31, 2011 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of September 30, 2012
Receive fixed - pay floating interest rate swaps	2	$2,137	$39	$—	6.15%	2.81%	9.84
Pay fixed - receive floating interest rate swaps	2	$2,137	$—	$39	2.81%	6.15%	9.84

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2011
Receive fixed - pay floating interest rate swaps	2	$4,028	$66	$—	6.35%	2.77%	1.01
Pay fixed - receive floating interest rate swaps	2	$4,028	$—	$66	2.77%	6.35%	1.01

14.	OTHER OPERATING EXPENSES

The following table presents the consolidated statement of income line “Other Operating Expenses” broken into greater detail for the three and nine months ended September 30, 2012 and 2011, respectively (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Printing, postage, and supplies	$814	$502	$2,020	$1,597
Communications expense	783	716	2,246	2,178
Technology and data processing	2,034	2,135	6,411	6,885
Professional services	850	767	2,284	2,310
Marketing and advertising expense	1,241	1,414	4,131	3,909
FDIC assessment premiums and other insurance	593	905	1,912	4,050
Other taxes	746	711	2,262	2,121
Loan related expenses	489	468	1,646	1,433
OREO and related costs (1)	1,035	532	3,273	3,389
Amortization of core deposit premuims	1,313	1,596	4,048	4,974
Acquistion and conversion costs	—	—	—	426
Other expenses	2,070	2,041	6,019	5,619

Total other operating expenses	$11,968	$11,787	$36,252	$38,891

(1)	OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have reviewed the accompanying condensed consolidated balance sheets of Union First Market Bankshares Corporation and subsidiaries as of September 30, 2012 and 2011, the related condensed consolidated statements of income and comprehensive income for the three month and nine month periods ended September 30, 2012 and 2011 and the related consolidated changes in stockholders' equity and cash flows for the nine months ended September 30, 2012 and 2011. These condensed financial statements are the responsibility of the Company's management.

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

November 8, 2012

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union First Market Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2011. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and nine month periods ended September 30, 2012 and 2011 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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
Charge-off levels in portfolio
Credit concentrations / nature and volume of the portfolio

Unallocated Component – This component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At September 30, 2012, there were no material amounts considered unallocated as part of the allowance for loan losses.

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

Mergers and Acquisitions

The Company accounts for its business combinations under the acquisition method of accounting, a cost allocation process which requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. Costs that the Company expects, but is not obligated to incur in the future, to affect its plan to exit an activity of an acquiree or to terminate the employment of or relocate an acquiree's employees are not liabilities at the acquisition date. The Company will not recognize these costs as part of applying the acquisition method. Instead, the Company will recognize these costs in its post-combination financial statements in accordance with other applicable accounting guidance.

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

First Market Bank acquisition

On February 1, 2010, the Company completed its acquisition of First Market Bank, FSB (“FMB”) in an all stock transaction. FMB’s common shareholders received 6,273.259 shares of the Company’s common stock in exchange for each share of FMB’s common stock, resulting in the Company issuing 6,701,478 common shares. The Series A preferred shareholder of FMB received 775,795 shares of the Company’s common stock in exchange for all shares of the Series A preferred stock. In connection with the transaction, the Company issued a total of 7,477,273 common shares with an acquisition date fair value of $96.1 million. The Series B and Series C preferred shareholder of FMB received 35,595 shares of the Company’s Series B preferred stock in exchange for all shares of the FMB Series B and Series C preferred stock.

The FMB transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the acquisition date. Assets acquired totaled $1.4 billion, including $981.5 million in net loans and $218.7 million in investment securities. Liabilities assumed were $1.3 billion, including $1.2 billion of deposits. In connection with the acquisition, the Company recorded $1.1 million of goodwill and $26.4 million of core deposit intangible. The core deposit intangible is being amortized over an average of 4.3 years using an accelerated method. In addition, the Company recorded $1.2 million related to a trademark intangible. This is being amortized over a three year time period. Based on the annual testing during the second quarter of each year and the absence of impairment indicators during the quarter ended September 30, 2012, the Company has recorded no impairment charges to date for goodwill or intangible assets.

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

RESULTS OF OPERATIONS

Net Income

The Company reported net income of $9.6 million and earnings per share of $0.37 for its third quarter ended September 30, 2012. The quarterly results represent an increase of $1.2 million, or 14.3%, in net income from the most recent quarter and an increase of $555,000, or 6.1%, from the same quarter of the prior year.

Reported earnings per share of $0.37 for the current quarter represents an increase of $0.05, or 15.6%, from the most recent quarter and $0.04, or 12.1%, from the prior year’s third quarter which included preferred dividends and discount accretion on preferred stock of $528,000.

Third quarter net income increased $1.2 million, or 14.3%, compared to the second quarter. The increase was largely a result of gains on sales of mortgage loans, driven by higher loan production volume and increased net interest income. The increase in net interest income was driven by higher earning asset balances partially offset by the impact of lower net interest margin. In addition, the Company’s provision for loan losses was $600,000 lower than the prior quarter.

Net income for the quarter ended September 30, 2012 increased $555,000, or 6.1%, from the same quarter in the prior year. The increase was principally a result of higher gains on sales of mortgage loans, increased service charges, commissions and fees and a $1.2 million lower provision for loan losses, partially offset by an increase in commission expense related to mortgage loan origination volume. In addition, net interest income decreased as interest income declined at a faster pace than interest expense, a result of lower loan yields, faster prepayments on mortgage backed securities, and cash flows from securities investments reinvested at lower yields.

NET INTEREST INCOME

	Three Months Ended
	Dollars in thousands
	09/30/12	06/30/12	Change		09/30/11	Change
Average interest-earning assets	$3,671,398	$3,615,718	$55,680		$3,538,752	$132,646
Interest income	$46,555	$46,340	$215		$48,673	$(2,118)
Yield on interest-earning assets	5.04%	5.15%	(11	) bps	5.46%	(42	) bps
Average interest-bearing liabilities	$2,925,322	$2,910,987	$14,335		$2,873,721	$51,601
Interest expense	$6,740	$7,215	$(475)		$8,159	$(1,419)
Cost of interest-bearing liabilities	0.92%	1.00%	(8	) bps	1.13%	(21	) bps
Net Interest Income (FTE)	$39,815	$39,125	$690		$40,514	$(699)
Net Interest Margin (FTE)	4.31%	4.36%	(5	) bps	4.54%	(23	) bps

On a linked quarter basis, tax-equivalent net interest income was $39.8 million, an increase of $690,000, or 1.8%, from the second quarter of 2012. This increase was principally due to higher loan balances offset by the impact of lower a net interest margin. Third quarter tax-equivalent net interest margin declined by 5 basis points to 4.31% from 4.36% in the most recent quarter. The change in net interest margin was principally attributable to the continued decline in net accretion on the acquired net earning assets (3 bps) and lower investment and loan yields outpacing the reduction in the cost of interest-bearing liabilities (2 bps). Loan yields continue to be negatively affected by competitive pricing and a low rate environment while yields on investment securities were impacted by lower reinvestment rates and faster prepayments related to mortgage-backed securities during the quarter. The cost of interest-bearing deposits declined during the quarter driven by a shift in mix from time deposits to transaction deposits, reductions in deposit rates and lower wholesale borrowing costs.

For the three months ended September 30, 2012, tax-equivalent net interest income decreased $699,000, or 1.7%, when compared to the same period last year. The tax-equivalent net interest margin decreased by 23 basis points to 4.31% from 4.54% in the prior year. This decrease was principally due to the continued decline in accretion on the acquired net earning assets (12 bps) and the decline in interest-earning asset yields exceeding the decrease in interest-bearing liabilities rates (11 bps). Lower interest income was principally due to lower yields on loans as new and renewed loans are originated and repriced at lower rates, faster prepayments on mortgage backed securities, and cash flows from securities investments reinvested at lower yields.

The Company continues to expect that its net interest margin will decline modestly over the next several quarters as decreases in earning asset yields are projected to outpace declines in interest-bearing liabilities rates.

	Year-over-year results
	Nine Months Ended
	Dollars in thousands
	09/30/12	09/30/11	Change
Average interest-earning assets	$3,622,057	$3,494,013	$128,044
Interest income	$139,814	$146,012	$(6,198)
Yield on interest-earning assets	5.16%	5.59%	(43	) bps
Average interest-bearing liabilities	$2,915,082	$2,864,620	$50,462
Interest expense	$21,485	$24,884	$(3,399)
Cost of interest-bearing liabilities	0.99%	1.16%	(17	) bps
Net Interest Income (FTE)	$118,329	$121,128	$(2,799)
Net Interest Margin (FTE)	4.36%	4.63%	(27	) bps

For the nine months ended September 30, 2012, tax-equivalent net interest income decreased $2.8 million, or 2.3%, when compared to the same period last year. The tax-equivalent net interest margin decreased by 27 basis points to 4.36% from 4.63% in the prior year. The decline in the net interest margin was principally due to the continued decline in accretion on the acquired net earning assets (9 bps) and a decline in income from interest-earning assets outpacing lower costs on interest-bearing liabilities (18 bps). Lower interest-earning asset income was principally due to lower yields on loans and investment securities as new loans and renewed loans are originated and repriced at lower rates, faster prepayments on mortgage backed securities, and cash flows from securities investments are reinvested at lower yields.

Acquisition Activity – Impact on Net Interest Margin

The favorable impact of acquisition accounting fair value adjustments on net interest income was $752,000 ($627,000 – FMB; $125,000 – Harrisonburg branch) and $3.0 million ($2.5 million – FMB; $503,000 – Harrisonburg branch) for the three and nine months ended September 30, 2012, respectively. If not for this favorable impact, the net interest margin for the third quarter would have been 4.23%, compared to 4.25% from the second quarter of 2012 and 4.34% from the third quarter of 2011.

The third quarter and remaining estimated accretion/amortization are reflected in the following table (dollars in thousands):

	Harrisonburg Branch		First Market Bank
	Loan Accretion	Certificates of Deposit	Loan Accretion	Investment Securities	Borrowings	Total
For the quarter ended September 30, 2012	$122	$3	$703	$46	$(122)	$752
For the remaining three months of 2012	95	2	652	46	(122)	673
For the years ending:
2013	148	7	2,142	15	(489)	1,823
2014	37	4	1,511	—	(489)	1,063
2015	26	—	903	—	(489)	440
2016	27	—	345	—	(163)	209
2017	23	—	18	—	—	41
Thereafter	120	—	—	—	—	120

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

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended September 30,
	2012			2011			2010
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$470,563	$2,848	2.41%	$429,780	$3,148	2.91%	$420,394	$3,176	3.00%
Tax-exempt	181,292	2,790	6.12%	167,709	2,726	6.45%	151,622	2,527	6.61%

Total securities (2)	651,855	5,638	3.44%	597,489	5,874	3.90%	572,016	5,703	3.96%
Loans, net (3) (4)	2,890,666	40,026	5.51%	2,831,924	42,323	5.93%	2,827,451	43,062	6.04%
Loans held for sale	119,190	887	2.96%	48,664	454	3.70%	75,261	675	3.56%
Federal funds sold	315	0	0.23%	519	0	0.24%	12,960	2	0.22%
Money market investments	(24)	—	0.00%	48	—	0.00%	160	—	0.00%
Interest-bearing deposits in other banks	9,396	4	0.18%	60,108	22	0.15%	35,830	48	0.53%
Other interest-bearing deposits	—	—	0.00%	—	—	0.00%	—	—	0.00%

Total earning assets	3,671,398	46,555	5.04%	3,538,752	48,673	5.46%	3,523,678	49,490	5.57%

Allowance for loan losses	(41,122)			(40,320)			(34,486)
Total non-earning assets	364,554			378,308			376,057

Total assets	$3,994,830			$3,876,740			$3,865,249

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$413,753	99	0.10%	$383,452	173	0.18%	$354,590	196	0.22%
Money market savings	909,920	757	0.33%	863,022	1,373	0.63%	754,238	1,652	0.87%
Regular savings	201,065	159	0.31%	176,728	172	0.39%	152,219	124	0.32%
Certificates of deposit: (5)
$100,000 and over	528,359	1,979	1.49%	561,755	2,168	1.53%	665,980	3,110	1.85%
Under $100,000	551,663	1,731	1.25%	598,907	2,037	1.35%	664,248	2,873	1.72%

Total interest-bearing deposits	2,604,760	4,725	0.72%	2,583,864	5,923	0.91%	2,591,275	7,955	1.22%
Other borrowings (6)	320,562	2,015	2.50%	289,857	2,236	3.06%	323,207	1,836	2.25%

Total interest-bearing liabilities	2,925,322	6,740	0.92%	2,873,721	8,159	1.13%	2,914,482	9,791	1.33%

Noninterest-bearing liabilities:
Demand deposits	587,478			521,928			489,633
Other liabilities	41,908			32,473			32,008

Total liabilities	3,554,708			3,428,122			3,436,123
Stockholders' equity	440,122			448,618			429,126

Total liabilities and stockholders' equity	$3,994,830			$3,876,740			$3,865,249

Net interest income		$39,815			$40,514			$39,699

Interest rate spread (7)			4.13%			4.33%			4.24%
Interest expense as a percent of average earning assets			0.73%			0.91%			1.10%
Net interest margin (8)			4.31%			4.54%			4.47%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $46 thousand in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2012 is $46 thousand.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $825 thousand in accretion of the fair market value adjustments related to the acquisitions. Remaining estimated accretion for 2012 is $747 thousand.
(5)	Interest expense on certificates of deposits includes $3 thousand in accretion of the fair market value adjustments related to the Harrisonburg branch. Remaining estimated accretion for 2012 is $2 thousand.
(6)	Interest expense on borrowings includes $122 thousand in amortization of the fair market value adjustments related to the acquisition of FMB. Remaining estimated amortization for 2012 is $122 thousand.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(8)	Core net interest margin excludes purchase accounting adjustments and was 4.23% for the quarter ending 9/30/12.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Nine Months Ended September 30,
	2012			2011			2010
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$471,255	$9,488	2.69%	$420,743	$10,405	3.31%	$402,771	$10,218	3.39%
Tax-exempt	176,536	8,293	6.28%	166,443	8,145	6.54%	137,019	6,983	6.81%

Total securities (2)	647,791	17,781	3.67%	587,186	18,550	4.22%	539,790	17,201	4.26%
Loans, net (3) (4)	2,856,005	119,851	5.61%	2,822,579	125,920	5.96%	2,723,904	124,969	6.13%
Loans held for sale	86,989	2,123	3.26%	48,366	1,486	4.11%	60,020	1,838	4.09%
Federal funds sold	369	1	0.24%	318	1	0.24%	16,132	17	0.14%
Money market investments	8	—	0.00%	120	—	0.00%	160	—	0.00%
Interest-bearing deposits in other banks	30,895	58	0.25%	35,444	55	0.21%	37,151	71	0.26%
Other interest-bearing deposits	—	—	0.00%	—	—	0.00%	971	—	0.00%

Total earning assets	3,622,057	139,814	5.16%	3,494,013	146,012	5.59%	3,378,128	144,096	5.69%

Allowance for loan losses	(40,595)			(39,701)			(33,419)
Total non-earning assets	365,817			384,436			373,398

Total assets	$3,947,279			$3,838,748			$3,718,107

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Checking	$415,615	347	0.11%	$381,470	489	0.17%	$339,910	579	0.23%
Money market savings	904,068	2,635	0.39%	838,289	4,343	0.69%	707,334	4,852	0.92%
Regular savings	194,729	512	0.35%	171,113	467	0.36%	150,326	440	0.39%
Certificates of deposit: (5)
$100,000 and over	542,174	6,143	1.51%	577,281	6,868	1.59%	638,249	8,997	1.88%
Under $100,000	568,078	5,447	1.28%	606,532	6,607	1.46%	642,657	8,188	1.70%

Total interest-bearing deposits	2,624,664	15,084	0.77%	2,574,685	18,774	0.97%	2,478,476	23,056	1.24%
Other borrowings (6)	290,418	6,401	2.94%	289,935	6,110	2.82%	340,474	5,648	2.22%

Total interest-bearing liabilities	2,915,082	21,485	0.99%	2,864,620	24,884	1.16%	2,818,950	28,704	1.36%

Noninterest-bearing liabilities:
Demand deposits	561,992			504,662			459,015
Other liabilities	38,067			28,945			28,341

Total liabilities	3,515,141			3,398,227			3,306,306
Stockholders’ equity	432,138			440,521			411,801

Total liabilities and stockholders’ equity	$3,947,279			$3,838,748			$3,718,107

Net interest income		$118,329			$121,128			$115,392

Interest rate spread (7)			4.17%			4.43%			4.33%
Interest expense as a percent of average earning assets			0.79%			0.95%			1.13%
Net interest margin (8)			4.36%			4.63%			4.56%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $154 thousand in accretion of the fair market value adjustments related to the acquisition of FMB. Remaining estimated accretion for 2012 is $46 thousand.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $3.0 million in accretion of the fair market value adjustments related to the acquisitions. Remaining estimated accretion for 2012 is $747 thousand.
(5)	Interest expense on certificates of deposits includes $231 thousand in accretion of the fair market value adjustments related to the acquisitions. Remaining estimated accretion for 2012 is $2 thousand.
(6)	Interest expense on borrowings includes $366 thousand in amortization of the fair market value adjustments related to the acquisition of FMB. Remaining estimated amortization for 2012 is $122 thousand.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(8)	Core net interest margin excludes purchase accounting adjustments and was 4.25% for the nine months ending 9/30/12.

Provision for Loan Losses

The provision for loan losses for the current quarter was $2.4 million, a decrease of $600,000 from the second quarter and a decline of $1.2 million from the same quarter a year ago. The lower provision is largely due to the charge off of loans that had been reserved for in earlier periods. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

The allowance for loan losses as a percentage of the total loan portfolio was 1.37% at September 30, 2012, 1.42% at June 30, 2012, and 1.47% at September 30, 2011. The decrease in the allowance and related ratio was primarily attributable to the charge off of loans specifically reserved for in prior periods. In acquisition accounting, there is no carryover of previously established allowance for loan losses. The allowance for loan losses as a percentage of the total loan portfolio, adjusted for loans acquired in the FMB and Harrisonburg branch acquisitions, was 1.66% at September 30, 2012, a decrease from 1.74% at June 30, 2012 and 1.94% from a year ago. The allowance for loan losses expressed as a percentage of nonaccrual loans significantly improved, as it increased from 104.63% at June 30, 2012 and from 79.46% at September 30, 2011 to 124.05% at September 30, 2012. The rise in the coverage ratio, which is at the highest level since the fourth quarter of 2009, reflects management’s efforts to work through problem credits.

NONINTEREST INCOME

	For the Three Months Ended
	Dollars in thouands
	09/30/12	06/30/12	$	%	09/30/11	$	%
Noninterest income:
Service charges on deposit accounts	$2,222	$2,291	(69)	-3.0%	$2,294	$(72)	-3.1%
Other service charges, commissions and fees	3,655	3,627	28	0.8%	3,254	401	12.3%
Losses (gains) on securities transactions, net	(1)	10	(11)	NM	499	(500)	NM
Other-than-temporary impairment losses	—	—	—	0.0%	(400)	400	NM
Gains on sales of loans	8,918	7,315	1,603	21.9%	4,861	4,057	83.5%
Gains (losses) on bank premises, net	(309)	374	(683)	NM	(16)	(293)	NM
Other operating income	1,067	972	95	9.8%	919	148	16.1%

Total noninterest income	$15,552	$14,589	$963	6.6%	$11,411	$4,141	36.3%

NM - Not Meaningful

On a linked quarter basis, noninterest income increased $963,000, or 6.6%, to $15.6 million from $14.6 million in the second quarter. Of this increase, gains on sales of mortgage loans increased $1.6 million or 21.9%, driven by an increase in loan origination volume as mortgage rates remain attractive at historic lows. Gains on bank premises decreased $683,000 largely due to the sale of a former branch building at a gain in the prior quarter, and a write down on a former branch location in the current quarter. Service charges on deposit accounts and other account fees were largely unchanged from the prior quarter. Excluding mortgage segment operations and the impact of current and prior period bank property sales, noninterest income was comparatively unchanged, increasing 0.7%.

For the quarter ended September 30, 2012, noninterest income increased $4.1 million, or 36.3%, to $15.6 million from $11.4 million in the prior year’s third quarter. Gains on sales of mortgage loans increased $4.1 million, or 83.5%, due to higher origination volume, a result of additional loan originators hired in 2012 and historically low interest rates. Service charges on deposit accounts and other account fees increased $329,000 or 5.9%, driven by higher interchange fee income and higher brokerage commissions. Gains on securities transactions decreased $500,000 as a result of a gain on the sale of municipal securities in the prior year. Also, an other-than-temporary impairment charge of $400,000 related to a single issuer Trust Preferred security was recorded in the prior year. Gains on bank premises decreased $309,000 largely due to a write down of a former branch building during the current quarter. Excluding the mortgage segment operations and the impact of prior period securities transactions and bank premises transactions, noninterest income increased $478,000, or 7.3%, from the same period a year ago.

	For the Nine Months Ended
	Dollars in thousands
	09/30/12	09/30/11	$	%
Noninterest income:
Service charges on deposit accounts	$6,643	$6,568	75	1.1%
Other service charges, commissions and fees	10,692	9,529	1,163	12.2%
Losses (gains) on securities transactions, net	4	483	(479)	NM
Other-than-temporary impairment losses	—	(400)	400	NM
Gains on sales of loans	21,529	14,132	7,397	52.3%
Gains (losses) on bank premises, net	34	(644)	678	NM
Other operating income	3,084	2,715	369	13.6%

Total noninterest income	$41,986	$32,383	$9,603	29.7%

NM - Not Meaningful

For the nine months ending September 30, 2012, noninterest income increased $9.6 million, or 29.7%, to $42.0 million, from $32.4 million a year ago. Gains on sales of loans in the mortgage segment increased $7.4 million driven by an increase in loan origination volume, a result of additional loan originators hired in 2012 and historically low interest rates. Service charges on deposit accounts and other account fees increased $1.2 million primarily related to higher interchange fee income, higher brokerage commissions, and higher ATM fee income. In addition, gains on bank premises increased $678,000 as the Company sold a former branch building and recorded a loss on the sale of $626,000 during 2011. Gains on securities transactions decreased $479,000 as a result of a gain on the sale of municipal securities in the prior year. Also, an other-than-temporary loss of $400,000 related to a single issuer Trust Preferred security was recorded in the prior year. Excluding the mortgage segment operations, prior period securities transactions, and the impact of the bank premises related transactions, noninterest income increased $1.6 million or 8.4%, from the same period a year ago.

NONINTEREST EXPENSE

	For the Three Months Ended
	Dollars in thousands
	09/30/12	06/30/12	$	%	09/30/11	$	%
Noninterest expense:
Salaries and benefits	$21,279	$20,418	$861	4.2%	$18,076	$3,203	17.7%
Occupancy expenses	3,262	3,092	170	5.5%	2,885	377	13.1%
Furniture and equipment expenses	1,809	1,868	(59)	-3.2%	1,756	53	3.0%
OREO and related costs (1)	1,036	1,310	(274)	-20.9%	532	504	94.7%
Other operating expenses	10,932	11,256	(324)	-2.9%	11,255	(323)	-2.9%

Total noninterest expense	$38,318	$37,944	$374	1.0%	$34,504	3,814	11.1%
Mortgage segment operations	$(7,839)	$(6,820)	$(1,019)	14.9%	$(4,361)	$(3,478)	79.8%
Intercompany eliminations	117	117	—	0.0%	116	1	0.9%

	$30,596	$31,241	$(645)	-2.1%	$30,259	$337	1.1%

NM - Not Meaningful

(1)	OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses

On a linked quarter basis, noninterest expense increased $374,000, or 1.0%, to $38.3 million from $37.9 million when compared to the second quarter. This increase was primarily driven by salaries and benefit expense, which increased $861,000 due to higher commission expense related to increased loan origination volume in the mortgage segment. Offsetting this increase was a decline in other operating expenses of $324,000, which included lower marketing and advertising expenses, lower employee travel costs, and lower account processing expenses. In addition, other real estate owned (“OREO”) and related costs declined $274,000, or 20.9%, due to the Company’s continued proactive diligence in resolving problem credits. Excluding the mortgage segment operations, noninterest expense declined $645,000 or 2.1% compared to the second quarter.

For the quarter ended September 30, 2012, noninterest expense increased $3.8 million, or 11.1%, to $38.3 million from $34.5 million for the third quarter of 2011. Salaries and benefits expenses increased $3.2 million primarily related to increased mortgage origination volume driven commissions and the costs associated with the addition of mortgage loan originators and support personnel in 2012. Occupancy expenses increased $377,000 primarily driven by increased mortgage office space. OREO related costs increased $504,000 from the prior year’s third quarter primarily as a result of current quarter losses on the sale of OREO compared to OREO gains recorded in the prior year. These increases were partially offset by lower other operating expenses of $323,000, related to lower Federal Deposit Insurance Corporation (“FDIC”) insurance expense and declining amortization on the acquired deposit portfolio. Excluding the mortgage segment operations and prior year conversion costs, noninterest expense increased $337,000, or 1.1%, compared to the third quarter of 2011.

	For the Nine Months Ended
	Dollars in thousands
	09/30/12	09/30/11	$	%
Noninterest expense:
Salaries and benefits	$61,204	$53,310	$7,894	14.8%
Occupancy expenses	9,001	8,307	694	8.4%
Furniture and equipment expenses	5,440	5,097	343	6.7%
OREO and related costs (1)	3,273	3,389	(115)	-3.4%
Other operating expenses	32,979	35,502	(2,524)	-7.1%

Total noninterest expense	$111,897	$105,605	6,292	6.0%
Mortgage segment operations	$(19,891)	$(13,614)	$(6,277)	46.1%
Acquisition and conversion costs	—	(426)	426	NM
Intercompany eliminations	351	351	—	0.0%

	$92,357	$91,916	$441	0.5%

NM - Not Meaningful

(1)	OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses

For the nine months ending September 30, 2012, noninterest expense increased $6.3 million, or 6.0% to $111.9 million, from $105.6 million a year ago. Salaries and benefits expense increased $7.9 million due to higher mortgage loan origination related commission expense, the addition of mortgage loan originators and support personnel hired in 2012, and group insurance cost increases,. Occupancy costs increased $694,000 due to bank branch rent increases and additional office space in the mortgage segment, and furniture and equipment expense increased $343,000, primarily related to equipment maintenance contracts and software amortization. Partially offsetting these cost increases was a decrease in other operating expenses of $2.5 million, or 7.1%. Included in the reduction of other operating expenses was a $2.1 million reduction in FDIC insurance due to change in base assessment and rate, lower amortization on the acquired deposit portfolio of $926,000, and a decrease in conversion costs of $426,000 related to acquisition activity during the prior year. Excluding the mortgage segment operations and prior year conversion costs, noninterest expense increased $441,000, or 0.5%, compared to the same period in 2011.

Community Bank Segment

On a linked quarter basis, net income increased $817,000, or 10.3%, from $8.0 million to $8.8 million in the prior quarter. Net interest income was $38.4 million, an increase of $635,000, or 1.7%, from the second quarter of 2012. This increase was principally due to higher loan balances offset by the impact of a lower net interest margin. Loan yields continue to be negatively affected by competitive pricing and a low rate environment while yields on investment securities were impacted by lower reinvestment rates and faster prepayments related to mortgage-backed securities during the quarter. In addition, the Company’s provision for loan losses was $600,000 lower than the prior quarter.

Noninterest income decreased $641,000, or 8.7%, to $6.8 million from $7.4 million in the second quarter. The decline was due to the sale of a former branch building at a gain in the prior quarter, and a write down on a former branch location in the current quarter.

Noninterest expense decreased $645,000, or 2.1%, to $30.6 million from $31.2 million when compared to the second quarter. Primarily driving this decrease was a decline in other operating expenses of $539,000 which included lower marketing and advertising expenses, lower employee travel costs, and lower account processing expenses.

For the three months ended September 30, 2012, net income increased $160,000 or 1.9%, from $8.6 million to $8.8 million when compared to the same period last year. Net interest income decreased $781,000, or 2.0% during the same period and was principally due to the continued decline in accretion on the acquired net earning assets and the decline in interest-earning asset yields exceeding the decrease in interest-bearing liabilities rates. In addition, the Company’s provision for loan losses was $1.2 million lower compared to the same period last year.

Noninterest income was relatively unchanged, increasing $86,000, or 1.3%, to $6.8 million from $6.7 million in the prior year’s third quarter. Service charges on deposit accounts and other account fees increased $329,000 or 5.9%, driven by higher interchange fee income and higher brokerage commissions. Gains on securities transactions decreased $500,000 as a result of a gain on the sale of municipal securities in the prior year. Also, an other-than-temporary loss of $400,000 related to a single issuer Trust Preferred security that was recorded in the same period. Gains on bank premises decreased $293,000 largely due a write down on a former branch location during the current quarter.

Noninterest expense increased $337,000, or 1.1%, to $30.6 million from $30.3 million for the third quarter of 2011. Primarily driving the increase was higher occupancy costs and OREO and related costs partially offset by lower FDIC insurance expense and declining amortization on the acquired deposit portfolio.

For the nine months ended September 30, 2012, net income increased $3.3 million, or 15.5%, from $21.1 million to $24.6 million when compared to the prior year. Net interest income decreased $2.6 million, or 2.2%, during the same period, principally due to the continued decline in accretion on the acquired net earning assets and a decline in income from interest-earning assets outpacing lower costs on interest-bearing liabilities. In addition, the Company’s provision for loan losses was $5.5 million lower compared to the same period last year.

Noninterest income increased $2.2 million, or 11.9%, to $20.8 million, from $18.6 million a year ago. Service charges on deposit accounts and other account fees increased $1.2 million primarily related to higher interchange fee income, higher brokerage commissions, and higher ATM fee income. In addition, gains on bank premises increased $678,000 as the Company sold a former branch building and recorded a loss on the sale of $626,000 during 2011. Gains on securities transactions decreased $479,000 as a result of a gain on the sale of municipal securities in the prior year. Also, the Company incurred an other-than-temporary impairment charge of $400,000 related to a single issuer Trust Preferred security recorded in the prior year.

Noninterest expense was comparatively unchanged for both periods at $92.3 million. Salaries and benefits expense increased $2.3 million due to higher group insurance cost increases and annual merit increases, and occupancy costs increased $510,000 due to bank branch rent increases. Offsetting these increases were a $2.1 million reduction in FDIC insurance due to change in base assessment and rate, lower amortization on the acquired deposit portfolio of $926,000, and a decrease in conversion costs of $426,000 related to acquisition activity during the prior year.

Mortgage Segment

On a linked quarter basis, the mortgage segment net income for the third quarter increased $389,000, or 82.8%, from $470,000 in the second quarter to $859,000. In early 2012, the Company hired additional loan originators and support personnel who were formerly employed by a national mortgage company that exited the mortgage origination business. As new originators have increased their production, aided by historically low interest rates, mortgage loan originations increased by $65.7 million or 25.5% in the current quarter to $323.1 million from $257.4 million in the second quarter. As a result, gains on the sale of loans increased $1.6 million, or 21.9% to $8.9 million. Salary and benefit expenses increased $1.0 million, or 18.9% to $6.4 million, primarily due to commission expenses related to the increased loan volume levels. Operating expenses increased $105,000, or 35.5%, from the prior quarter due to increased rental expense related to mortgage offices added in 2012. Refinanced loans represented 57.6% of the originations during the third quarter compared to 45.1% during the second quarter.

For the three months ended September 30, 2012, the mortgage segment net income increased $396,000 or 85.5% from $463,000 to $859,000 compared to the same period last year. Originations increased by $147.6 million, or 84.1%, to $323.1 million from $175.5 million due to the additions in production personnel described above and the sustained low interest rate environment which resulted in increased gains on the sale of loans of $4.1 million, or 83.5%, over the same period last year. Salaries and benefits increased $3.1 million, or 93.8%, as a result of personnel additions and higher commissions related to the growth in mortgage loan originations. Refinanced loans represented 57.6% of originations during the third quarter of 2012 compared to 37.5% during the same period a year ago.

For the nine months ended September 30, 2012, the mortgage segment net income increased $605,000, or 63.1%, to $1.6 million from $958,000 during the same period last year. Originations increased by $291.5 million or 61.6% from $472.9 million to $764.4 million during the same period last year due to the addition of mortgage loan originators in 2012 and a sustained low interest rate environment. Gains on sales of loans increased $7.4 million, or 52.3%, while salary and benefit expenses increased $5.6 million, or 53.7%, primarily due to commissions related to the increased loan production. Refinanced loans represented 53.1% of originations during the first nine months of the year compared to 31.6% during the same period a year ago.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of September 30, 2012. The assessment of the carrying value of deferred tax assets is based on certain assumptions, changes in which could have a material impact on the Company’s financial statements.

The effective tax rate for the three and nine months ended September 30, 2012 and 2011 was 29.2% and 28.6%, and 28.9% and 27.0%, respectively.

BALANCE SHEET

At September 30, 2012, total assets were $4.0 billion, an increase of $113.7 million compared to the third quarter of 2011, and an increase of $121.1 million from December 31, 2011. At September 30, 2012, total cash and cash equivalents were $62.3 million, a decrease of $87.4 million from September 30, 2011, and a decrease of $34.3 million from December 31, 2011. At September 30, 2012, investment in securities decreased $37.4 million when compared to the same period of the prior year and increased $1.9 million from December 31, 2011. At September 30, 2012, loans (net of unearned income) were $2.9 billion, an increase of $90.2 million, or 3.2% (4.3% on an annualized basis), from September 30, 2011, and an increase of $89.9 million, or 3.2% (4.3% on an annualized basis), from December 31, 2011. Mortgage loans held for sale were $142.0 million, an increase of $80.2 million when compared to the same quarter of the prior year, and an increase of $67.1 million from December 31, 2011, which was primarily due to the increase in origination volume due to the impact of the favorable rate environment and the addition of mortgage loan originators during 2012.

As of September 30, 2012, total deposits were $3.2 billion, an increase of $64.9 million, or 2.1%, when compared to September 30, 2011 and an increase of $24.7 million, or 0.8%, when compared to December 31, 2011. Total short-term borrowings, including FHLB borrowings and repurchase agreements, increased $83.7 million from September 30, 2011 and increased $91.1 million from December 31, 2011, as the Company relied on short-term borrowings to fund loan growth and customer preference for repurchase agreements increased. As of September 30, 2012, long-term borrowings declined $18.9 million and $19.1 million when compared to September 30, 2011 and December 31, 2011. During the current quarter, the Company modified its fixed rate convertible Federal Home Loan Bank of Atlanta (“FHLB”) advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances which is being amortized, as a component of interest expense on borrowing, over the life of the advances. The prepayment amount is reported as a component of long-term borrowings in the Company’s consolidated balance sheet.

The Company had a ratio of total capital to risk-weighted assets of 15.00% and 15.36% on September 30, 2012 and 2011, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 13.44% and 13.71% at September 30, 2012 and 2011, respectively, exceeding the definition of “well capitalized” for regulatory purposes. During the fourth quarter of 2011, the Company paid the U.S.Treasury $35.7 million to redeem the Preferred Stock issued to the U.S. Treasury and assumed in the FMB acquisition. This redemption caused the Company’s total capital and Tier 1 capital to risk-weighted assets ratios to decline from the prior year. In addition, the Company’s review of the regulatory risk weightings of the mortgage loans held for sale during the current quarter resulted in a reduction of risk weighted assets. The impact of this change was not considered to be material to the Company’s regulatory capital ratios. The Company’s common equity to asset ratios at September 30, 2012 and 2011 were 11.00% and 10.63%, respectively, while its tangible common equity to tangible assets ratio increased to 9.27% from 8.74% at September 30, 2011.

Securities

As of September 30, 2012, the Company maintained a diversified municipal bond portfolio with approximately 74% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the Commonwealth of Virginia represented 11% and the State of Texas represented 22% of the municipal portfolio. No other state had a concentration above 10%. Approximately 88% of municipal holdings are considered investment grade by Moody’s or Standard & Poor. The non-investment grade securities are principally insured Texas municipalities with no underlying rating. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of September 30, 2012, cash, interest-bearing deposits in other banks, money market investments, Federal funds sold, loans held for sale, investment securities and loans that mature within one year totaled $1.2 billion, or 33.7%, of total earning assets. As of September 30, 2012, approximately $981 million, or 33.7%, of total loans are scheduled to mature within one year. In addition to deposits, the Company utilizes Federal funds purchased, FHLB advances, and customer repurchase agreements to fund the growth in its loan portfolio, securities purchases, and periodically, wholesale leverage transactions.

Loan Portfolio

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	September 30,	% of Total	December 31,	% of Total	September 30,	% of Total
	2012	Loans	2011	Loans	2011	Loans
Loans secured by real estate:
Residential 1-4 family	$449,032	15.4%	$447,544	15.9%	$452,027	16.0%
Commercial	1,034,954	35.6%	985,934	34.9%	967,662	34.4%
Construction, land development and other land loans	466,330	16.0%	444,739	15.8%	454,774	16.1%
Second mortgages	48,912	1.7%	55,630	2.0%	59,579	2.1%
Equity lines of credit	309,691	10.6%	304,320	10.8%	304,181	10.8%
Multifamily	141,092	4.9%	108,260	3.8%	103,018	3.7%
Farm land	23,815	0.8%	26,962	1.0%	27,336	1.0%

Total real estate loans	2,473,826	85.0%	2,373,389	84.2%	2,368,577	84.1%
Commercial Loans	174,121	6.0%	169,695	6.0%	158,852	5.6%
Consumer installment loans
Personal	226,102	7.8%	241,753	8.6%	253,216	9.0%
Credit cards	20,332	0.7%	19,006	0.7%	17,835	0.6%

Total consumer installment loans	246,434	8.5%	260,759	9.3%	271,051	9.6%
All other loans	14,129	0.5%	14,740	0.5%	19,862	0.7%

Gross loans	$2,908,510	100.0%	$2,818,583	100.0%	$2,818,342	100.0%

As reflected in the loan table, at September 30, 2012, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers’ focusing their lending to borrowers with proven track records in markets with which the Company is familiar.

Asset Quality

Overview

During the third quarter, the Company continued to experience improvement in asset quality. Improving market conditions in the Company’s local markets led to a reduction in both OREO and nonaccrual loans, which are at their lowest levels since the fourth quarter of 2009. The Company’s reduction in nonperforming assets and troubled debt restructurings, favorable trends in provisions for loan losses, and decreased allowance to total loans ratio, demonstrate that its diligent efforts to improve asset quality are having a positive impact. The allowance to nonperforming loans coverage ratio has continued to increase significantly and is at its highest level since the fourth quarter of 2009. The magnitude of any change in the real estate market and its impact on the Company is still largely dependent upon continued recovery of commercial real estate and residential housing and the pace at which the local economies in the Company’s operating markets improve.

Loans obtained in connection with the FMB and branch acquisitions have been accounted for in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, and/or ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), if the loans had experienced deterioration of credit quality at the time of acquisition. Both require that acquired loans be recorded at fair value and prohibit the carryover of the related allowance for loan losses. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans. Because ASC 310-30 loans (i.e., impaired loans) have been recorded at fair value, such loans are not classified as nonaccrual or past due even though some payments may be contractually past due. If there is further deterioration of credit quality on these acquired loans, the deterioration will be reflected through the allowance process and there will be no additional fair value adjustment.

Troubled Debt Restructurings (“TDRs”)

On July 1, 2011 the Company adopted the amendments in Accounting Standards Update (“ASU”) No. 2011-02 Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). The total recorded investment in TDRs as of September 30, 2012 was $63.8 million, a decrease of $16.4 million, or 20.5%, from $80.2 million at June 30, 2012 and a decline of $52.6 million, or 45.2%, from $116.4 million at September 30, 2011. Of the $63.8 million of TDRs at September 30, 2012, $51.9 million, or 81.4%, were considered performing while the remaining $11.9 million were considered nonperforming. The decline in the TDR balance from the prior quarter is attributable to $11.0 million being removed from TDR status and $6.4 million in net payments, partially offset by additions of $1.0 million. Loans removed from TDR status represent restructured loans with a market rate of interest at the time of the restructuring, which were performing in accordance with their modified terms for a consecutive twelve month period and that were no longer considered impaired. The TDR activity during the quarter did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

The following table provides a summary, by class and modification type, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of September 30, 2012 (dollars in thousands):

	Performing			Nonperforming			Total
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Modified to Interest Only
Commercial:
Commercial Real Estate - Non-Owner Occupied	2	$610	$—	1	$208	$—	3	$818	$—
Raw Land and Lots	3	260	—	1	341	—	4	601	—
Single Family Investment Real Estate	2	176	—	1	88	—	3	264	—
Consumer:
Mortgage	1	391	—	—	—	—	1	391	—
Indirect Marine	—	—	—	1	283	—	1	283	—

Total modified to interest only	8	$1,437	$—	4	$920	$—	12	$2,357	$—

Term Modification, at a market rate
Commercial:
Commercial Construction	6	$6,559	$169	1	$709	$—	7	$7,268	$169
Commercial Real Estate - Owner Occupied	4	2,049	—	1	896	—	5	2,945	—
Commercial Real Estate - Non-Owner Occupied	6	10,082	29	—	—	—	6	10,082	29
Raw Land and Lots	5	18,323	1	—	—	—	5	18,323	1
Single Family Investment Real Estate	2	287	—	—	—	—	2	287	—
Commercial and Industrial	4	774	—	7	1,284	—	11	2,058	—
Other Commercial	1	236	—	—	—	—	1	236	—
Consumer:
Mortgage	5	800	—	1	202	—	6	1,002	—
Other Consumer	2	85	—	1	197	—	3	282	—

Total term modification, at a market rate	35	$39,195	$199	11	$3,288	$—	46	$42,483	$199

Term Modification, below market rate
Commercial:
Commercial Construction	—	$—	$—	3	$3,551	$—	3	$3,551	$—
Commercial Real Estate - Owner Occupied	4	1,007	—	2	188	—	6	1,195	—
Commercial Real Estate - Non-Owner Occupied	—	—	—	—	—	—	—	—	—
Raw Land and Lots	6	6,691	—	2	3,519	—	8	10,210	—
Single Family Investment Real Estate	1	385	—	1	345	—	2	730	—
Commercial and Industrial	2	329	—	—	—	—	2	329	—
Consumer:
Mortgage	1	499	—	—	—	—	1	499	—
Other Consumer	—	—	—	1	69	—	1	69	—

Total term modification, below market rate	14	$8,911	$—	9	$7,672	$—	23	$16,583	$—

Interest Rate Modification, below market rate
Commercial:
Commercial Real Estate - Non-Owner Occupied	2	$2,390	$—	—	$—	$—	2	$2,390	$—

Total interest rate modification, below market rate	2	$2,390	$—	—	$—	$—	2	$2,390	$—

Total	59	$51,933	$199	24	$11,880	$—	83	$63,813	$199

Nonperforming Assets (“NPAs”)

At September 30, 2012, nonperforming assets totaled $66.6 million, a decrease of $8.4 million, or 11.2%, from the second quarter and a decrease of $19.8 million, or 22.9%, from a year ago. In addition, NPAs as a percentage of total outstanding loans declined 31 basis points from 2.60% in the second quarter and 78 basis points from 3.07% in the third quarter of the prior year to 2.29% at September 30, 2012. The current quarter decrease in NPAs from the second quarter related to a net decrease in nonaccrual loans, excluding purchased impaired loans, of $7.0 million as well as a net decrease in OREO of $1.4 million.

Nonperforming assets at September 30, 2012 included $32.2 million in nonaccrual loans (excluding purchased impaired loans), a net decrease of $7.0 million, or 17.9%, from the prior quarter. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Beginning Balance	$39,171	$42,391	$44,834	$51,965	$54,322
Net customer payments	(5,774)	(3,174)	(2,778)	(6,556)	(2,343)
Additions	2,586	2,568	2,805	5,364	1,751
Charge-offs	(3,012)	(561)	(1,549)	(2,304)	(1,268)
Loans returning to accruing status	(812)	(1,803)	—	(1,950)	(497)
Transfers to OREO	—	(250)	(921)	(1,685)	—

Ending Balance	$32,159	$39,171	$42,391	$44,834	$51,965

The nonperforming loans added during the quarter were principally commercial loans as borrowers continued to experience financial difficulties with the prolonged economic recovery exhausting their cash reserves and other repayment sources.

The following table presents the composition of nonaccrual loans (excluding purchased impaired loans) and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the quarter ended (dollars in thousands):

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Raw Land and Lots	$10,995	$12,139	$13,064	$13,322	$15,997
Commercial Construction	7,846	9,763	9,835	10,276	9,818
Commercial Real Estate	2,752	5,711	6,299	7,993	9,204
Single Family Investment Real Estate	4,081	3,476	4,507	5,048	7,969
Commercial and Industrial	2,678	4,715	5,318	5,297	4,000
Other Commercial	195	231	233	238	259
Consumer	3,612	3,136	3,135	2,660	4,718

Total	$32,159	$39,171	$42,391	$44,834	$51,965

Coverage Ratio	124.05%	104.63%	94.84%	88.04%	79.46%

Impairment analyses provided appropriate reserves on these nonperforming loans while appropriate reserves on homogenous pools continue to be maintained. The increase in the coverage ratio is primarily related to a decline in nonperforming loans.

Nonperforming assets at September 30, 2012 also included $34.4 million in OREO, a net decrease of $1.4 million, or 3.9%, from the prior quarter. The following table shows the activity in OREO for the quarter ended (dollars in thousands):

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Beginning Balance	$35,802	$37,663	$32,263	$34,464	$36,935
Additions	929	3,887	6,593	2,543	449
Capitalized Improvements	16	23	319	197	241
Valuation Adjustments	—	—	—	(530)	—
Proceeds from sales	(2,071)	(5,592)	(1,485)	(3,674)	(3,285)
Gains (losses) from sales	(236)	(179)	(27)	(737)	124

Ending Balance	$34,440	$35,802	$37,663	$32,263	$34,464

The additions to OREO were principally related to closed branch property and residential real estate; sales from OREO were principally related to residential lots and land, land previously held for branch sites, and commercial property.

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Land	$6,953	$6,953	$6,327	$6,327	$8,559
Land Development	11,034	11,313	11,559	11,309	11,824
Residential Real Estate	9,729	10,431	12,482	11,024	11,903
Commercial Real Estate	5,640	6,085	6,275	2,583	1,158
Former Bank Premises (1)	1,084	1,020	1,020	1,020	1,020

Total	$34,440	$35,802	$37,663	$32,263	$34,464

(1)	Includes closed branch property and land previously held for branch sites.

Included in land development is $9.1 million related to a residential community in the Northern Neck region of Virginia, which includes developed residential lots, a golf course, and undeveloped land. Foreclosed properties were adjusted to their fair values at the time of each foreclosure and any losses were taken as loan charge-offs against the allowance for loan losses at that time. OREO asset valuations are also evaluated at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment.

Accruing Past Due Loans

At September 30, 2012, total accruing past due loans were $39.0 million, or 1.34% of total loans, an increase from 1.15% at June 30, 2012, but down from 1.61% a year ago. The increase in past due loans from the prior quarter is attributable to the addition of three large credit relationships previously identified as impaired and evaluated within the Company’s allowance for loan losses methodology.

Charge-offs

For the quarter ended September 30, 2012, net charge-offs of loans were $3.5 million, or 0.48% on an annualized basis, compared to $2.2 million, or 0.31%, for the second quarter and $1.9 million, or 0.27%, for the same quarter in the prior year. The uptick in charge-offs from the prior quarter and prior year quarter relate to loans that were previously considered impaired and specifically reserved for in prior periods. Of the $3.5 million in net charge-offs, $2.9 million, or 83%, related to impaired loans which had $3.3 million in reserves or credit mark assigned to them. Net charge-offs in the current quarter included commercial loans of $2.7 million and consumer loans of $800,000.

For the nine months ended September 30, 2012, net charge-offs of loans were $8.5 million, or 0.39% on an annualized basis, compared to $11.5 million, or 0.55%, for the nine months ended September 30, 2011. The decrease in charge-offs is related to the reduced levels of nonperforming loans, as management continues to proactively manage problem credits.

The following table shows a summary of assets quality balances and related ratios for periods presented (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2012	2012	2012	2011	2011
Nonaccrual loans	$32,159	$39,171	$42,391	$44,834	$51,965
Foreclosed properties	33,356	34,782	36,643	31,243	33,444
Real estate investment	1,084	1,020	1,020	1,020	1,020

Total nonperforming assets (“NPAs”)	66,599	74,973	80,054	77,097	86,429
Loans past due 90 days and accruing interest	9,096	10,768	12,267	19,911	12,154

Total nonperforming assets and Loans past due 90 days and accruing interest	$75,695	$85,741	$92,321	$97,008	$98,583

Performing Restructurings	$51,933	$67,490	$86,064	$98,834	$102,132

Balances
Allowance for loan losses (“ALLL”)	$39,894	$40,985	$40,204	$39,470	$41,290
Average loans, net of unearned income	2,890,666	2,847,087	2,829,881	2,804,500	2,831,924
Loans, net of unearned income	2,908,510	2,887,790	2,841,758	2,818,583	2,818,342

Ratios
ALLL to total outstanding loans	1.37%	1.42%	1.41%	1.40%	1.47%
ALLL to legacy loans (Non-GAAP)	1.66%	1.74%	1.77%	1.83%	1.94%
ALLL to nonaccrual loans	124.05%	104.63%	94.84%	88.04%	79.46%
ALLL to nonaccrual loans & loans 90 days past due	96.70%	82.07%	73.56%	60.96%	64.40%
NPAs to total loans & OREO	2.26%	2.56%	2.78%	2.70%	3.03%
NPAs to total loans	2.29%	2.60%	2.82%	2.74%	3.07%
NPAs & loans 90 days past due to total loans & OREO	2.57%	2.93%	3.21%	3.40%	3.46%
NPAs & loans 90 days past due to total loans	2.60%	2.97%	3.25%	3.44%	3.50%
Net charge-offs to total loans (annualized)	0.48%	0.31%	0.39%	0.59%	0.27%

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

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the FDIC have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a ratio of total capital to risk-weighted assets of 15.00% and 15.36% on September 30, 2012 and 2011, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 13.44% and 13.71% at September 30, 2012 and 2011, respectively, allowing the Company to exceed the definition of “well capitalized” for regulatory purposes. As previously discussed, the Company’s review of the regulatory risk weightings of the mortgage loans held for sale during the current quarter resulted in a reduction of risk weighted assets. The impact of this change was not considered to be material to the Company’s regulatory capital ratios. The Company’s common equity to asset ratios at September 30, 2012 and 2011 were 11.00% and 10.63%.

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

The following table summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	September 30,	December 31,	September 30,
	2012	2011	2011
Tier 1 capital	$412,744	$390,623	$417,597
Tier 2 capital	47,912	50,395	50,331
Total risk-based capital	460,656	441,018	467,928
Risk-weighted assets	3,070,839	3,039,099	3,046,761

Capital ratios:
Tier 1 risk-based capital ratio	13.44%	12.85%	13.71%
Total risk-based capital ratio	15.00%	14.51%	15.36%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.53%	10.14%	11.00%
Common equity to assets	11.00%	10.79%	10.63%
Tangible common equity to tangible assets	9.27%	8.91%	8.74%

In June 2012, the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC proposed rules that would revise and replace the current capital rules to align with the Basel III capital standards and meet certain requirements of the Dodd-Frank Act. The Basel III capital standards substantially increase the complexity of capital calculations and the amount of capital required to be maintained. The proposed rules were in a comment period running through October 22, 2012 and are subject to further modification. The Company is in the process of evaluating the impact these proposed rules may have on its capital position.

NON-GAAP MEASURES

In reporting the results of September 30, 2012, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit and trademark intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Cash basis operating earnings per share were $0.40 and $1.10 and $0.39 and $0.97 for the three and nine months ended September 30, 2012 and 2011, respectively. Cash basis return on average tangible assets for the three and nine months ended September 30, 2012 was 1.06% and 0.99%, respectively. Cash basis return on average tangible equity for the three and nine months ended September 30, 2012 was 11.48% and 10.80%, respectively.

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

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the periods ended (dollars in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net income	$9,626	$9,071	$25,969	$22,085
Plus: core deposit intangible amortization, net of tax	788	972	2,436	3,038
Plus: trademark intangible amortization, net of tax	65	65	195	195

Cash basis operating earnings	$10,479	$10,108	$28,600	$25,318

Average assets	$3,994,830	$3,876,740	$3,947,279	$3,838,748
Less: average trademark intangible	181	582	281	681
Less: average goodwill	59,400	59,401	59,400	58,189
Less: average core deposit intangibles	17,546	22,890	18,677	24,411

Average tangible assets	$3,917,704	$3,793,867	$3,868,921	$3,755,467

Average equity	$440,122	$448,618	432,138	$440,521
Less: average trademark intangible	181	582	281	681
Less: average goodwill	59,400	59,401	59,400	58,189
Less: average core deposit intangibles	17,546	22,890	18,677	24,411
Less: average preferred equity	—	34,576	—	34,514

Average tangible equity	$362,996	$331,169	$353,780	$322,726

Weighted average shares outstanding, diluted	25,911,987	26,001,900	25,922,261	25,993,611
Cash basis earnings per share, diluted	$0.40	$0.39	$1.10	$0.97
Cash basis return on average tangible assets	1.06%	1.06%	0.99%	0.90%
Cash basis return on average tangible equity	11.48%	12.11%	10.80%	10.49%

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

	For the Nine Months Ended September 30,
	2012	2011
Gross loans	$2,908,510	$2,818,342
Less: acquired loans without additional credit deterioration	(505,362)	(635,072)

Gross loans, net of acquired	$2,403,148	$2,183,270
Allowance for loan losses	$39,894	$41,290

Allowance for loan losses ratio	1.37%	1.47%
Allowance for loan losses ratio, net of acquired	1.66%	1.89%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended September 30, 2012 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+300 basis points	2.31	3,616
+200 basis points	1.34	2,108
+100 basis points	0.23	356
Most likely rate scenario	—	—
-100 basis points	(1.49)	(2,342)
-200 basis points	(2.34)	(3,665)
-300 basis points	(2.41)	(3,773)

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation based on the balances at the period ended September 30, 2012 (dollars in thousands):

	Change In Economic Value of Equity
	%	$
Change in Yield Curve:
+300 basis points	(6.43)	(35,202)
+200 basis points	(3.51)	(19,243)
+100 basis points	(1.50)	(8,229)
Most likely rate scenario	—	—
-100 basis points	(3.14)	(17,179)
-200 basis points	(2.30)	(12,597)
-300 basis points	(0.19)	(1,033)

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

Update to Risk Factors

Proposed rules may require higher capital levels, impacting the Company’s profitability, lending, and ability to pay common stock dividends

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

In December 2011, the Company was authorized to repurchase up to 350,000 shares of its common stock in the open market at prices that management determines to be prudent. No shares were repurchased during 2011. In February 2012, the Company entered into a Stock Purchase Agreement (the “Agreement”) with a member of the Company’s board of directors. Pursuant to the Agreement, the Company repurchased 335,649 shares of its common stock for an aggregate purchase price of $4,363,437, or $13.00 per share. The repurchase was funded with cash on hand. The Company transferred 115,384 of the repurchased shares to its Employee Stock Ownership Plan for $13.00 per share. The remaining 220,265 shares were retired. On February 6, 2012, the Company filed a Current Report on Form 8-K with respect to the agreement and repurchase.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and September 30, 2011, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011 and (v) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union First Market Bankshares Corporation
(Registrant)

Date: November 8, 2012	By:	/s/ G. William Beale
G. William Beale,
Chief Executive Officer
(principal executive officer)

Date: November 8, 2012	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)