Form 10-K
period 2012-12-31
UNION FIRST MARKET BANKSHARES CORP
filed 2013-03-13
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $288,661,378.

The number of shares of common stock outstanding as of February 28, 2013 was 25,281,900.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

UNION FIRST MARKET BANKSHARES CORPORATION

FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic and bank industry conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, the stock and bond markets, accounting standards or interpretations of existing standards, mergers and acquisitions, technology, and consumer spending and savings habits. More information is available on the Company’s website, http://investors.bankatunion.com and on the Securities and Exchange Commission’s website, www.sec.gov. The information on the Company’s website is not a part of this Form 10-K. The Company does not intend or assume any obligation to update or revise any forward-looking statements that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1. - BUSINESS.

GENERAL

Union First Market Bankshares Corporation (the “Company”) is a bank holding company organized under Virginia law and registered under the Bank Holding Company Act of 1956. The Company is headquartered in Richmond, Virginia and committed to the delivery of financial services through its community bank subsidiary Union First Market Bank (the “Bank”) and three non-bank financial services affiliates. The Company’s bank subsidiary and non-bank financial services affiliates are:

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

Product Offerings and Market Distribution

The Company is one of the largest community banking organizations based in Virginia and provides full service banking to the Northern, Central, Rappahannock, Shenandoah, Tidewater, and Northern Neck regions of Virginia through Union First Market Bank. At December 31, 2012, Union First Market Bank operated 90 locations in the counties of Albemarle, Caroline, Chesterfield, Essex, Fairfax, Fauquier, Fluvanna, Frederick, Hanover, Henrico, James City, King George, King William, Lancaster, Loudoun, Nelson, Northumberland, Richmond, Spotsylvania, Stafford, Warren, Washington, Westmoreland, York, and the independent cities of Charlottesville, Colonial Heights, Culpeper, Fredericksburg, Harrisonburg, Newport News, Richmond, Staunton, Stephens City, Waynesboro, Williamsburg, and Winchester. Union First Market Bank also operates loan production offices in Staunton, Winchester, and Tappahannock. Union Investment Services, Inc. provides full brokerage services; Union Mortgage Group, Inc. provides a full line of mortgage products; and Union Insurance Group, LLC offers various lines of insurance products. Union First Market Bank also owns a non-controlling interest in Johnson Mortgage Company, L.L.C.

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

Union Investment Services, Inc. (“UISI”) has provided securities, brokerage and investment advisory services since its formation in February 1993. UISI has 9 offices within the Bank’s trade area and is a full service investment company handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial planning. Securities are offered through a third party contractual arrangement with Raymond James Financial Services, Inc., an independent broker dealer.

Union Mortgage Group, Inc., (“UMG”) has offices in Virginia (13), Maryland (3), North Carolina (6), and South Carolina (2). UMG is also licensed to do business in selected states throughout the Mid-Atlantic and Southeast, as well as Washington, D.C. It provides a variety of mortgage products to customers in those areas. The mortgage loans originated by UMG are generally sold in the secondary market through purchase agreements with institutional investors.

Union Insurance Group, LLC (“UIG”), an insurance agency, is owned by the Bank and UMG. This agency operates in a joint venture with Bankers Insurance, LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association. UIG generates revenue through sales of various insurance products, including long term care insurance and business owner policies.

SEGMENTS

The Company has two reportable segments: its traditional full service community banking business and its mortgage loan origination business. For more financial data and other information about each of the Company’s operating segments, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, “Community Bank Segment” and “Mortgage Segment,” and to Note 17 “Segment Reporting” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

The Company’s new construction expansion during the last three years consists of opening two new bank branches in Virginia:

•	Three James Center, Union First Market Bank branch located in the city of Richmond, Virginia (November 2011)

•	Berea Marketplace, Union First Market Bank branch located in Stafford County, Virginia (March 2011)

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

In June 2011, Union First Market Bank opened seven in-store bank branches in MARTIN’S Food Markets located in Harrisonburg, Waynesboro, Staunton, Winchester (2), Culpeper, and Stephens City, Virginia. The Bank currently operates in-store bank branches in 29 MARTIN’S Food Markets through its acquisition of First Market Bank primarily in the Richmond area market.

During 2011 and 2012, the Bank conducted a performance and opportunity analysis of its branch network. As a result, the Company decided to consolidate bank branches into nearby locations during 2012. The Company closed eight branches located in Charlottesville, Mechanicsville, Port Royal, Fredericksburg, Williamsburg, Northumberland County, and two located in Fairfax County. In all cases, customers could use branches within close proximity or continue to use the Bank’s other delivery channels including online and mobile banking.

EMPLOYEES

As of December 31, 2012, the Company had approximately 1,044 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations and other support personnel. Of this total, 183 were mortgage segment personnel. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company’s management routinely conducts employee workplace satisfaction surveys and as a result considers employee relations to be excellent and the key driver of the Company’s success. The Company provides employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid time off, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive plans, deferred compensation plans for officers and key employees, an employee stock ownership plan (“ESOP”) and a 401(k) plan with employer match.

COMPETITION

The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, credit unions, other independent community banks, as well as consumer finance companies, mortgage companies, loan production offices, mutual funds and life insurance companies. Competition has increasingly come from out-of-state banks through their acquisitions of Virginia-based banks. Competition for deposits and loans is affected by various factors including interest rates offered, the number and location of branches and types of products offered, and the reputation of the institution. Credit unions have been allowed to increasingly expand their membership definitions and, because they enjoy a favorable tax status, have been able to offer more attractive loan and deposit pricing. The Company’s non-bank affiliates also operate in highly competitive environments. The Company believes its community bank framework and philosophy provide a competitive advantage, particularly with regard to larger national and regional institutions, allowing the Company to compete effectively. The Company’s community bank segment generally has strong market shares within the markets it serves. The Company’s deposit market share in Virginia was 1.91% as of December 31, 2012.

ECONOMY

While the economy in the Company’s footprint showed some signs of stabilizing growth after years of stagnation, the continued weakness in employment, a flatter yield curve, continued low rates, the burden of regulatory requirements enacted in response to the most recent financial crisis, and general uncertainty of a global economic recovery made for a challenging 2012 for the Company and for community banks in general. Unemployment levels remain relatively high in Virginia, but lower than the national average, as the impact of possible federal budget cuts and their potential negative effect on regional unemployment is uncertain. In response to the continued slow economic recovery during 2012, the Company’s management focused significant attention on managing nonperforming assets and controlling costs, while working with borrowers to mitigate and protect against risk of loss.

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

Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company. The Dodd-Frank Act permanently raises deposit insurance levels to $250,000, and until December 31, 2012 provided unlimited deposit insurance coverage for transaction accounts. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the Federal Deposit Insurance Corporation’s (“FDIC”) Deposit Insurance Fund is to be raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. Further, the Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of the Bank will be enforced by the Federal Reserve. The Dodd-Frank Act also provides that debit card interchange fees must be reasonable and proportional to the cost incurred by the card issuer with respect to the transaction. This provision is known as the “Durbin Amendment.” In June 2011, the Federal Reserve adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the card issuer implements certain fraud-prevention standards. The interchange fee restriction only applies to financial institutions with assets of $10 billion or more and therefore has no effect on the Company.

The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective on July 21, 2011. The Dodd-Frank Act also provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

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

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the “GLB Act”) allows a bank holding company or other company to certify its status as a financial holding company, thereby allowing such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker; underwriting; dealing in or making markets in securities; and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

For a bank holding company to be eligible for financial holding company status, each of its subsidiary banks must be “well capitalized” and “well managed” and have at least a satisfactory rating on its most recent CRA review. A bank holding company seeking to become a financial holding company must file a declaration with the Federal Reserve that it elects to become a financial holding company. If, after becoming a financial holding company, any of its subsidiary banks should fail to continue to meet these requirements, the financial holding company would be prohibited from engaging in activities not permissible for bank holding companies unless it was able to return to compliance within a specified period of time. Although the Bank, the Company’s sole banking subsidiary, meets the capital, management, and CRA requirements, the Company has not made a declaration to elect to become a financial holding company and at this time has no plans to do so.

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

Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U. S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of the Federal Reserve, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%. At least half of the total capital is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company were 13.14% and 14.57%, respectively, as of December 31, 2012, thus exceeding the minimum requirements. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 12.70% and 14.14%, respectively, as of December 31, 2012, also exceeding the minimum requirements.

Each of the federal regulatory agencies has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including those that have the highest regulatory examination rating and are not contemplating significant growth or expansion. As of December 31, 2012, the Tier 1 leverage ratios of the Company and the Bank were 10.29% and 9.94%, respectively, well above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

On June 7, 2012, the Federal Reserve and the other federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets. The proposed rules implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The proposed rules would, among other things, establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets), and assign higher risk weightings to loans that are more than 90 days past due, loans that are on nonaccrual status and certain loans financing the acquisition, development or construction of commercial real estate. The proposed rules would also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements, and would limit a financial institution’s capital distributions and certain discretionary bonus payments if the institution does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

The federal bank regulatory agencies initially indicated that these proposed rules would be phased in beginning January 1, 2013 with full compliance required by January 1, 2019. However, due to the volume of public comments received, the agencies elected not to begin implementing the rules on January 1, 2013 and have provided no further guidance on a new effective date. Management believes that, as of December 31, 2012, the Company and the Bank would meet all capital adequacy requirements under the proposed rules if such requirements were currently effective. The regulations ultimately implemented may be substantially different from the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by our regulators.

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

The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits. In 2012 and 2011, the Company paid only the base assessment rate for “well capitalized” institutions, which totaled $2.1 million and $4.7 million, respectively, in regular deposit insurance assessments.

On May 22, 2009, the FDIC issued a final rule that levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 for the Company included an additional $1.2 million recognized in the second quarter related to the special assessment. On November 12, 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. In December 2009, the Company paid $12.6 million in prepaid risk-based assessments, which amount was expensed in the appropriate periods through December 31, 2012.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and expired on December 31, 2012.

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

Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank meets the definition of being “well capitalized” as of December 31, 2012.

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

Incentive Compensation. In June 2010, the federal banking agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s Board of Directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2012, the Company had not been made aware of any instances of non-compliance with the new guidance.

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

ITEM 1A. - RISK FACTORS

Risks Related To The Company’s Business

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally.

The community banking industry is directly affected by national, regional, and local economic conditions. Although economic conditions showed continued signs of improvement in 2012, certain sectors, such as real estate, remain weak and unemployment remains at a relatively high level. Local governments and many businesses are still experiencing difficulty as a result of the recent economic downturn and protracted recovery. The impact of the federal government sequestration spending cuts that took effect March 1, 2013 under the Budget Controls Act of 2011 could have an adverse impact on the business environment in the markets in which the Company operates. Management allocates significant resources to mitigate and respond to risks associated with the current economic conditions, however, such conditions cannot be predicted or controlled. Therefore, such conditions, including a reduction in federal government spending, a flatter yield curve and extended low interest rates, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates - in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. In addition, the Company holds securities which can be significantly affected by various factors including credit ratings assigned by third parties, and an adverse credit rating in securities held by the Company could result in a reduction of the fair value of its securities portfolio and have an adverse impact on its financial condition. While general economic conditions in Virginia and the U.S. continued to improve in 2012, there can be no assurance that this improvement will continue.

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

The Company has a significant concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

The Company’s commercial real estate portfolio consists primarily of owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Company’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition.

The Company’s banking regulators generally give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on the Company’s results of operations.

The Company’s loan portfolio contains construction and development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and have an adverse effect on financial condition.

Although most of the Company’s construction and development loans are secured by real estate, the Company believes that, in the case of the majority of these loans, the real estate collateral by itself may not be a sufficient source for repayment of the loan given declining real estate values and poor economic conditions. If the Company is required to liquidate the collateral securing a construction and development loan to satisfy the debt, its earnings and capital may be adversely affected. This period of reduced real estate values may continue for some time, resulting in potential adverse effects on earnings and capital.

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

The Company’s focus on lending to small to mid-sized community-based businesses may increase its credit risk.

Most of the Company’s commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the market areas in which the Company operates negatively impact this important customer sector, the Company’s results of operations and financial condition may be adversely affected. Moreover, a portion of these loans have been made by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle. Any deterioration of the borrowers’ businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on the Company’s financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

The Company’s nonperforming assets adversely affect its net income in various ways. Until economic and market conditions stabilize, the Company expects to continue to incur additional losses relating to volatility in nonperforming loans. The Company does not record interest income on nonaccrual loans, which adversely affects its income and increases loan administration costs. When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets also increases the Company’s risk profile and may affect the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations, and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including origination of new loans. There can be no assurance that the Company will avoid further increases in nonperforming loans in the future.

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

As the Company continues to implement its growth strategy by opening new branches or acquiring branches or banks, it expects to incur increased personnel, occupancy, and other operating expenses. In the case of new branches, the Company must absorb those higher expenses while it begins to generate new deposits; there is also further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, the Company’s plans to expand could depress earnings in the short run, even if it efficiently executes a branching strategy leading to long-term financial benefits.

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

When the Company completes an acquisition, often times, goodwill is recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment; the Company performs such impairment analysis at least annually rather than amortizing it over a period of time. A significant adverse change in expected future cash flows or sustained adverse change in the Company’s common stock could require the asset to become impaired. If impaired, the Company would incur a charge to earnings that would have a significant impact on the results of operations. The Company’s carrying value of goodwill was approximately $59.4 million at December 31, 2012.

The Company’s exposure to operational, technological, and organizational risk may adversely affect the Company.

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

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, which could adversely affect our business.

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

The Company is subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of its operations. Laws and regulations change from time to time and are primarily intended for the protection of consumers, depositors, and the FDIC’s DIF. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively affect the Company or its ability to increase the value of its business. Such changes could include higher capital requirements, increased insurance premiums, increased compliance costs, reductions of non-interest income, and limitations on services that can be provided. Actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defend itself and may lead to liability or penalties that materially affect the Company and its shareholders. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to the Company and its shareholders.

The Dodd-Frank Act substantially changes the regulation of the financial services industry and it could have a material adverse effect upon the Company.

The Dodd-Frank Act provides wide-ranging changes in the way banks and financial services firms generally are regulated and is likely to affect the way the Company and its customers and counterparties do business with each other. Among other things, it requires increased capital and regulatory oversight for banks and their holding companies, changes the deposit insurance assessment system, changes responsibilities among regulators, establishes the new Consumer Financial Protection Bureau, makes various changes in the securities laws and corporate governance that affect public companies, including the Company. The Dodd-Frank Act also requires numerous studies and regulations related to its implementation. The Company is evaluating the effects of the Dodd-Frank Act, together with implementing the regulations that have been proposed and adopted. The effects of the Dodd-Frank Act and the resulting rulemaking cannot be predicted, but could have an adverse effect on the Company’s results of operation and financial condition.

The Company may be subject to more stringent capital and liquidity requirements, the short-term and long-term impact of which is uncertain.

The Company and the Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If the Company and the Bank fail to meet these minimum capital guidelines and/or other regulatory requirements, the Company’s financial condition would be materially and adversely affected.

The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based capital requirements and leverage limits for banks and bank holding companies. On June 7, 2012, the Federal Reserve and the other federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets. The proposed rules implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. If implemented, the proposed rules would, among other things, establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets), and assign higher risk weightings to loans that are more than 90 days past due, loans that are on nonaccrual status and certain loans financing the acquisition, development or construction of commercial real estate. The rules would also lead to more restrictive leverage and liquidity ratios.

The ultimate impact of the new capital and liquidity standards on the Company and the Bank cannot be determined at this time and depend on a number of factors, including the treatment and final implementation by the Federal Reserve. The federal bank regulatory agencies initially indicated that these proposed rules would be phased in beginning January 1, 2013 with full compliance required by January 1, 2019. However, due to the volume of public comments received, the agencies elected not to begin implementing the rules on January 1, 2013 and have provided no further guidance on a new effective date. These requirements and any other new regulations, could adversely affect the Company’s ability to pay dividends, or could require the Company to reduce business levels or to raise capital, including in ways that may adversely affect the Company’s financial condition or results of operations.

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

The Company relies on other companies to provide key components of its business infrastructure.

Third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While the Company has selected these third party vendors carefully, it does not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third party vendor could also hurt the Company’s operations if those difficulties affect the vendor’s ability to serve the Company. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

The Company depends on the accuracy and completeness of information about clients and counterparties, and its financial condition could be adversely affected if it relies on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, the Company may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which the Company does not independently verify. The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, the Company may assume that a customer’s audited financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. The Company’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading.

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

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on the Company’s results of operation and financial condition.

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of the Company’s ongoing monitoring of internal control, it may discover material weaknesses or significant deficiencies in its internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has in the past discovered, and may in the future discover, areas of its internal controls that need improvement. Even so, the Company is continuing to work to improve its internal controls. The Company cannot be certain that these measures will ensure that it implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to maintain effective controls or to timely implement any necessary improvement of the Company’s internal and disclosure controls could, among other things, result in losses from fraud or error, harm the Company’s reputation or cause investors to lose confidence in the Company’s reported financial information, all of which could have a material adverse effect on the Company’s results of operation and financial condition.

Limited availability of financing or inability to raise capital could adversely impact the Company.

The amount, type, source, and cost of the Company’s funding directly impacts the ability to grow assets. The ability to raise funds through deposits, borrowings, and other sources could become more difficult, more expensive, or altogether unavailable. A number of factors could make such financing more difficult, more expensive or unavailable including: the financial condition of the Company at any given time; rate disruptions in the capital markets; the reputation for soundness and security of the financial services industry as a whole; and, competition for funding from other banks or similar financial service companies, some of which could be substantially larger or be more favorably rated.

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

The Company is not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock. Issuances of a substantial number of shares of common stock, or the expectation that such issuances might occur, including in connection with acquisitions by the Company, could materially adversely affect the market price of the shares of the common stock and could be dilutive to shareholders. Because the Company’s decision to issue common stock in the future will depend on market conditions and other factors, it cannot predict or estimate the amount, timing, or nature of possible future issuances of its common stock. Accordingly, the Company’s shareholders bear the risk that future issuances will reduce the market price of the common stock and dilute their stock holdings in the Company.

The Company’s governing documents and Virginia law contain anti-takeover provisions that could negatively affect its shareholders.

The Company’s Articles of Incorporation and Bylaws and the Virginia Stock Corporation Act contain certain provisions designed to enhance the ability of the Board of Directors to deal with attempts to acquire control of the Company. These provisions and the ability to set the voting rights, preferences, and other terms of any series of preferred stock that may be issued, may be deemed to have an anti-takeover effect and may discourage takeovers (which certain shareholders may deem to be in their best interest). To the extent that such takeover attempts are discouraged, temporary fluctuations in the market price of the Company’s common stock resulting from actual or rumored takeover attempts may be inhibited. These provisions also could discourage or make more difficult a merger, tender offer, or proxy contest, even though such transactions may be favorable to the interests of shareholders, and could potentially adversely affect the market price of the Company’s common stock.

The current economic conditions may cause volatility in the Company’s stock value.

In the current economic environment, the value of publicly traded stocks in the financial services sector has been volatile. However, even in a more stable economic environment the value of the Company’s common stock can be affected by a variety of factors such as excepted results of operations, actual results of operations, actions taken by shareholders, news or expectations based on the performance of others in the financial services industry, and expected impacts of a changing regulatory environment. These factors not only impact the value of our stock but could also affect the liquidity of the stock given the Company’s size, geographical footprint, and industry.

ITEM 1B. - UNRESOLVED STAFF COMMENTS.

The Company does not have any unresolved staff comments to report for the year ended December 31, 2012.

ITEM 2. - PROPERTIES.

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Effective October 31, 2011, the corporate headquarters was relocated from 111 Virginia Street, Suite 200, Richmond, Virginia to 1051 East Cary Street, Suite 1200, Richmond, Virginia. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. At December 31, 2012, the Bank operated 90 branches throughout Virginia. All of the offices of UMG are leased, either through a third party or within a Bank branch. The vast majority of the offices of UISI are located within the retail branch properties. The Company’s operations center is in Ruther Glen, Virginia. See the Note 1 “Summary of Significant Accounting Policies” and Note 5 “Bank Premises and Equipment” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases.

ITEM 3. - LEGAL PROCEEDINGS.

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

ITEM 4. - MINE SAFETY DISCLOSURES.

None.

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

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2012, with (1) the Total Return Index for the NASDAQ Stock Market and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100 was invested on December 31, 2007 in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Union First Market Bankshares Corporation	100.00	121.62	62.07	75.43	69.44	84.55
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
NASDAQ Bank	100.00	78.46	65.67	74.97	67.10	79.64

Source: SNL Financial LC, Charlottesville, VA (2013)

Information on Common Stock, Market Prices and Dividends

There were 25,270,970 shares of the Company’s common stock outstanding at the close of business on December 31, 2012, which were held by 2,395 shareholders of record. The closing price of the Company’s common stock on December 31, 2012 was $15.77 per share compared to $13.29 on December 31, 2011.

The Company completed a follow-on equity raise on September 16, 2009 of 4,725,000 shares of common stock at a price of $13.25 per share. In addition, on February 1, 2010, the Company issued 7,477,273 shares of common stock in connection with its acquisition of First Market Bank.

The following table summarizes the high and low sales prices and dividends declared for quarterly periods during the years ended December 31, 2012 and 2011.

	Sales Prices				Dividends
	2012		2011		Declared
	High	Low	High	Low	2012	2011
First Quarter	$14.93	$13.00	$15.21	$10.82	$0.07	$0.07
Second Quarter	14.75	13.08	13.23	11.29	$0.08	$0.07
Third Quarter	15.81	14.31	13.18	9.93	$0.10	$0.07
Fourth Quarter	16.29	14.23	13.79	10.06	$0.12	$0.07

					$0.37	$0.28

Regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2012 are set forth in Note 16, “Parent Company Financial Information,” contained in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I., Item 1 - Business, of this Form 10-K under the headings “Supervision and Regulation - Limits on Dividends and Other Payments.”

It is anticipated that dividends will continue to be paid on a quarterly basis. In making its decision on the payment of dividends on the Company’s common stock, the Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

Stock Repurchase Program

In December 2011, the Company was authorized to repurchase up to 350,000 shares of its common stock in the open market or in private transactions. No shares were repurchased during 2011.

In February 2012, the Company was authorized to enter into a stock purchase agreement with James E. Ukrop, a member of the Company’s Board of Directors, and a related trust. Pursuant to the agreement, the Company repurchased 335,649 shares of its common stock for an aggregate purchase price of $4,363,437, or $13.00 per share. The repurchase was funded with cash on hand. The Company transferred 115,384 of the repurchased shares to its ESOP for $13.00 per share. The remaining 220,265 shares were retired. On February 6, 2012, the Company filed a Current Report on Form 8-K with respect to the agreement and repurchase.

In December 2012, the Company was authorized to repurchase up to 750,000 shares of the Company’s common stock on the open market or in private transactions. Subsequently, in December 2012, the Company entered into an agreement to purchase 750,000 shares of its common stock from Markel Corporation, the Company’s largest shareholder, for an aggregate purchase price of $11,580,000, or $15.44 per share. The repurchase was funded with cash on hand and the Company retired the shares. On December 12 and 21, 2012, the Company filed Current Reports on Form 8-K with respect to the authorization and repurchase.

ITEM 6. - SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the Company over each of the past five years ended December 31 (dollars in thousands, except per share amounts):

	2012	2011	2010	2009	2008
Results of Operations
Interest and dividend income	$181,863	$189,073	$189,821	$128,587	$135,095
Interest expense	27,508	32,713	38,245	48,771	57,222

Net interest income	154,355	156,360	151,576	79,816	77,873
Provision for loan losses	12,200	16,800	24,368	18,246	10,020

Net interest income after provision for loan losses	142,155	139,560	127,208	61,570	67,853
Noninterest income	41,068	32,964	34,217	23,442	21,797
Noninterest expenses	133,479	130,815	129,920	75,762	70,878

Income before income taxes	49,744	41,709	31,505	9,250	18,772
Income tax expense	14,333	11,264	8,583	890	4,258

Net income	$35,411	$30,445	$22,922	$8,360	$14,514

Financial Condition
Assets	4,095,865	3,907,087	3,837,247	$2,587,272	$2,551,932
Loans, net of unearned income	2,966,847	2,818,583	2,837,253	1,874,224	1,874,088
Deposits	3,297,767	3,175,105	3,070,059	1,916,364	1,926,999
Stockholders’ equity	435,863	421,639	428,085	282,088	273,798
Ratios
Return on average assets	0.89%	0.79%	0.61%	0.32%	0.61%
Return on average equity	8.13%	6.90%	5.50%	2.90%	6.70%
Cash basis return on average assets (1)	1.00%	0.92%	0.76%	0.38%	0.68%
Cash basis return on average tangible common equity (1)	10.86%	10.64%	9.35%	5.54%	10.69%
Efficiency ratio (FTE) (2)	66.86%	67.55%	68.19%	70.81%	68.75%
Efficiency ratio - community bank segment (FTE) (2)	65.88%	66.84%	68.59%	71.72%	66.84%
Efficiency ratio - mortgage bank segment (FTE) (2)	77.66%	79.20%	64.22%	63.41%	99.04%
Common equity to total assets	10.64%	10.79%	10.26%	10.90%	10.71%
Tangible common equity / tangible assets	8.97%	8.91%	8.22%	8.64%	6.10%
Asset Quality
Allowance for loan losses	$34,916	$39,470	$38,406	$30,484	$25,496
Nonaccrual loans	$26,206	$44,834	$61,716	$22,348	$14,412
Other real estate owned	$32,834	$32,263	$36,122	$22,509	$7,140
ALLL / total outstanding loans	1.18%	1.40%	1.35%	1.63%	1.36%
ALLL / total outstanding loans, adjusted for acquired (1)	1.40%	1.83%	1.88%	N/A	N/A
ALLL / nonperforming loans	133.24%	88.04%	62.23%	136.41%	176.91%
NPAs / total outstanding loans	1.99%	2.74%	3.45%	2.39%	1.15%
Net charge-offs / total outstanding loans	0.56%	0.56%	0.58%	0.71%	0.21%
Provision / total outstanding loans	0.41%	0.60%	0.86%	0.97%	0.53%
Per Share Data
Earnings per share, basic	$1.37	$1.07	$0.83	$0.19	$1.08
Earnings per share, diluted	1.37	1.07	0.83	0.19	1.07
Cash basis earnings per share, diluted (1)	1.50	1.33	1.10	0.63	1.16
Cash dividends paid	0.37	0.28	0.25	0.30	0.74
Market value per share	15.77	13.29	14.78	12.39	24.80
Book value per common share	17.30	16.17	15.16	15.34	16.03
Price to earnings ratio, diluted	11.51	12.42	17.81	65.21	23.18
Price to book value ratio	0.91	0.82	0.98	0.81	1.55
Dividend payout ratio	27.01%	26.17%	30.12%	157.89%	69.16%
Weighted average shares outstanding, basic	25,872,316	25,981,222	25,222,565	15,160,619	13,477,760
Weighted average shares outstanding, diluted	25,900,863	26,009,839	25,268,216	15,201,993	13,542,948

(1)         Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, section “Non GAAP Measures” for a reconciliation.

(2)         Certain amounts in the consolidated financial statements have been reclassified to conform to the presentation adopted during 2012. Commissions paid on the origination of mortgages held for sale have been netted against the related gains on sales of mortgage loans revenue amounts for all periods presented. In addition, debit and credit card interchange costs incurred have been netted against the related debit and credit card interchange income. Management considers the net presentation to more accurately reflect the net contribution to the consolidated financial results for the mortgage segment and the debit and credit card products. These changes had no impact on previously reported earnings and the following shows the impact on the Company’s efficiency ratio:

Efficiency Ratio (FTE) - prior to reclassification	69.59%	69.27%	70.46%	73.20%	71.20%
Impact of Reclassification	-2.73%	-1.72%	-2.27%	-2.39%	-2.45%

Efficiency Ratio (FTE) - as reported	66.86%	67.55%	68.19%	70.81%	68.75%

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

CRITICAL ACCOUNTING POLICIES

General

The accounting and reporting policies of the Company and its subsidiaries are in accordance with GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.

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

Allowance for Loan Losses (“ALL”)

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb potential losses in the portfolio. Loans are charged against the allowance when management believes the collectability of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make adjustments to the allowance based on their judgments about information available to them at the time of their examination.

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews consist of reviews by its Internal Audit group (or, prior to March 1, 2012, its Credit Administration group) and reviews performed by an independent third party. Upon origination, each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk, and this risk rating scale is the Company’s primary credit quality indicator. Consumer loans are generally not risk rated, the primary credit quality indicator for this portfolio segment is delinquency status. The Company has various committees that review and ensure that the allowance for loan losses methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.

The Company’s ALL consists of specific, general and unallocated components.

Specific Reserve Component - The specific reserve component relates to impaired loans exceeding $500,000. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Upon being identified as impaired, an allowance is established when the discounted cash flows of the impaired loan is lower than the carrying value of that loan for loans not considered to be collateral dependent. The significant majority of the Company’s impaired loans are collateral dependent. The impairment of collateral dependent loans is measured based on the fair value of the underlying collateral (based on independent appraisals), less selling costs, compared to the carrying value of the loan. The Company obtains independent appraisals from a pre-approved list of independent, third party, appraisal firms located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal real estate valuation group performs either a technical or administrative review of all appraisals obtained. A technical review will ensure the overall quality of the appraisal while an administrative review ensures that all of the required components of an appraisal are present. Generally, independent appraisals are updated every 12 to 24 months or as necessary. The Company’s impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Adjustments to appraisals generally include discounts for continued market deterioration subsequent to the appraisal date. Any adjustments from the appraised value to carrying value are documented in the impairment analysis, which is reviewed and approved by senior credit administration officers and the Special Assets Loan Committee. External appraisals are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through broker price opinions or other valuations sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period.

General Reserve Component - The general reserve component covers non-impaired loans, and impaired loans below $500,000, and is derived from an estimate of credit losses adjusted for various environmental factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the product of net charge-off historical loss experience to the loan balance of the loan portfolio averaged during the preceding twelve quarters, as management has determined this to adequately reflect the losses inherent in the loan portfolio. The environmental factors consist of national, local and portfolio characteristics and are applied to both the commercial and consumer segments. The following table shows the types of environmental factors management considers:

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
Charge-off levels in portfolio
Credit concentrations / nature and volume of the portfolio

Unallocated Component – This component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At December 31, 2012, there were no material amounts considered unallocated as part of the allowance for loan losses.

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

Business combinations are accounted for under Accounting Standards Codifications (“ASC”) 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. Costs that the Company expects, but is not obligated to incur in the future, to implement its plan to exit an activity of an acquiree or to terminate the employment of or relocate an acquiree’s employees are not liabilities at the acquisition date. The Company does not recognize these costs as part of applying the acquisition method. Instead, the Company recognizes these costs as expenses in its post-combination financial statements in accordance with other applicable GAAP.

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

Goodwill totaled $59.4 million for the years ended December 31, 2012 and 2011, respectively. Based on the testing of goodwill for impairment, there were no impairment charges for 2012, 2011, or 2010.

The Company used the acquisition method of accounting when acquiring First Market Bank and recorded $26.4 million of core deposit intangible, $1.2 million of trademark intangible and $1.1 million in goodwill. None of the goodwill recognized is deductible for income tax purposes. Core deposit intangible assets are being amortized over the periods of expected benefit, which range from 4 to 14 years. The core deposit intangible on that acquisition is being amortized over an average of 4.3 years using an accelerated method and the trademark intangible is being amortized over three years using the straight-line method.

In connection with the acquisition of the Harrisonburg branch, the Company recorded $1.8 million of goodwill and $9,500 of core deposit intangibles. The core deposit intangible of $9,500 was expensed in the second quarter of 2011. The recorded goodwill was allocated to the community banking segment of the Company and is deductible for tax purposes.

Total core deposit intangibles, net of amortization, amounted to $15.8 million and $20.7 million as of December 31, 2012 and 2011, respectively.

Amortization expense of core deposit intangibles for the years ended December 31, 2012, 2011, and 2010 totaled $4.9 million, $6.1 million, and $7.3 million, respectively. Amortization expense of the trademark intangible for the years ended December 31, 2012 and 2011 was $400,000 for both years and $367,000 for the year ended December 31, 2010.

Reclassifications

The accompanying consolidated financial statements and accompanying notes, for prior periods reflect certain reclassifications in order to conform to the current presentation.

The primary reclassification that occurred during 2012 related to how the Company reports commissions paid on the origination of mortgage loans held for sale and debit and credit card interchange costs. Commissions paid on the origination of mortgage loans held for sale have been netted against the related gains on sales of mortgages loans revenue amounts. In addition, debit and credit card interchange costs incurred have been netted against the related debit and credit card interchange income. Management considers the net presentation to more accurately reflect the net contribution to the consolidated financial results for the mortgage segment and the debit and credit card products. As shown below, the results of the reclassifications are not considered material and have no effect on previously reported net earnings available to comment shareholders and earnings per share: (Dollars in thousands):

	2012			2011			2010
	Prior		Current	Prior		Current	Prior		Current
	Presentation	Reclass	Presentation	Presentation	Reclass	Presentation	Presentation	Reclass	Presentation
Net Interest Income after provision	$142,155	$—	$142,155	$139,560	$—	$139,560	$127,208	$—	$127,208
Noninterest income	$59,018	$(17,950)	$41,068	$43,777	$(10,813)	$32,964	$47,298	$(13,081)	$34,217
Noninterest expense	$151,429	$(17,950)	$133,479	$141,628	$(10,813)	$130,815	$143,001	$(13,081)	$129,920
Income tax expense	$14,333	$—	$14,333	$11,264	$—	$11,264	$8,583	$—	$8,583
Net income	$35,411	$—	$35,411	$30,445	$—	$30,445	$22,922	$—	$22,922

RESULTS OF OPERATIONS

Net Income

Net income for the year ended December 31, 2012 increased $5.0 million, or 16.3%, from the prior year. Net income available to common shareholders increased $7.6 million, or 27.5%, from the prior year, which included preferred dividends and discount accretion on preferred stock of $2.7 million. Return on average equity for the year ended December 31, 2012 was 8.13% compared to 6.90% for the prior year while return on average assets was 0.89% compared to 0.79% for the prior year. Earnings per share was $1.37, an increase of $0.30, or 28.0%, from $1.07 for the year ended December 31, 2011. Prior year earnings per share included preferred dividends and discount accretion on preferred stock of $2.7 million, or $0.10 per share.

The $5.0 million increase in net income was principally a result of higher net gains on sales of mortgage loans driven by higher origination volumes, lower provision for loan losses, reductions in FDIC insurance expense due to changes in the assessment base and rate, lower core deposit intangible amortization expense, and an increase in account service charges and net debit and credit card interchange fees. Partially offsetting these results were higher salaries and benefits related to the addition of mortgage loan originators and support personnel in 2012 and lower net interest income driven by reductions in interest income on interest-earning assets that outpaced the impact of lower costs on interest-bearing liabilities.

For the year ended December 31, 2011 compared to the year ended December 31, 2010, net income increased $7.5 million, or 32.8%, from $22.9 million to $30.4 million. Net income available to common shareholders, which deducts from net income the dividends and discount accretion on preferred stock, was $27.8 million for the year ended December 31, 2011 compared to $21.0 million for the year ended December 31, 2010. This represented an increase in earnings per common share, on a diluted basis, of $0.24 to $1.07 from $0.83. The repayment of the preferred stock assumed in the FMB acquisition accelerated the amortization of the related discount of approximately $982,000, which reduced earnings available to common shareholders by $0.02 per share. Return on average common equity for the year ended December 31, 2011 was 6.90%, while return on average assets was 0.79%, compared to 5.50% and 0.61%, respectively, for the year ended December 31, 2010.

The $7.5 million increase in net income for the year ended December 31, 2011 was largely attributable to increases in net interest income, the absence of nonrecurring prior year acquisition costs, and a decline in provision for loan loss.

Net Interest Income

Net interest income, which represents the principal source of earnings for the Company, is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of average earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income, the net interest margin, and net income.

The decline in the general level of interest rates over the last five years has placed downward pressure on the Company’s earning asset yields and related interest income. The decline in earning asset yields, however, has been offset principally by the repricing of money market deposit accounts and certificates of deposits, and lower borrowing costs. During the third quarter of 2012, the Company modified its fixed rate convertible Federal Home Loan Bank of Atlanta (“FHLB”) advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. The Federal Open Market Committee’s commitment to keep rates exceptionally low for an extended period and the resulting flatter yield curve (i.e., longer term interest rates not significantly higher than short term rates) could negatively affect the Bank’s net interest margin as lower deposit rates may not offset lower earning asset yields. The Company believes that its net interest margin will continue to decline modestly over the next several quarters as decreases in earning asset yields are projected to outpace declines in rates paid on interest-bearing liabilities.

	Year-over-year results
	Twelve Months Ended
	Dollars in thousands
	12/31/12	12/31/11	Change
Average interest-earning assets	$3,649,865	$3,518,643	$131,222
Interest income (FTE)	$186,086	$193,399	$(7,313)
Yield on interest-earning assets	5.10%	5.50%	(40	) bps
Average interest-bearing liabilities	$2,922,373	$2,875,242	$47,131
Interest expense	$27,508	$32,713	$(5,205)
Cost of interest-bearing liabilities	0.94%	1.14%	(20	) bps
Cost of funds	0.75%	0.93%	(18	) bps
Net Interest Income (FTE)	$158,577	$160,686	$(2,109)
Net Interest Margin (FTE)	4.34%	4.57%	(23	) bps
Net Interest Margin, core (FTE) (1)	4.24%	4.37%	(13	) bps

(1)	The core net interest margin, fully taxable equivalent (“FTE”) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the year ended December 31, 2012, tax-equivalent net interest income was $158.6 million, a decrease of $2.1 million, or 1.3%, when compared to the same period last year. The tax-equivalent net interest margin decreased by 23 basis points to 4.34% from 4.57% in the prior year. The decline in the net interest margin was principally due to the continued decline in accretion on the acquired net earning assets (10 bps) and a decline in the yield on interest-earning assets that outpaced the reduction in the cost of interest-bearing liabilities (13 bps). Lower interest-earning asset income was principally due to lower yields on loans and investment securities as new loans and renewed loans were originated and repriced at lower rates, faster prepayments on mortgage backed securities, and cash flows from securities investments reinvested at lower yields. The reduction in the cost of interest-bearing liabilities was primarily driven by a shift in the mix of the Company’s deposit accounts as customers moved from certificates of deposits to transaction and money market accounts. The aforementioned modification of the Company’s FHLB advances lowered the 2012 cost of interest-bearing liabilities by 3 bps subsequent to executing the modification during the third quarter of 2012.

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments that were recorded during 2010 and 2011. The 2012 and remaining estimated discount/premium and net accretion impact are reflected in the following table (dollars in thousands):

	Loan	Certificates	Investment
	Accretion	of Deposit	Securities	Borrowings	Total
For the year ended December 31, 2012	$3,719	$233	$201	$(489)	$3,664
For the years ending:
2013	2,059	7	15	(489)	1,592
2014	1,459	4	—	(489)	974
2015	1,002	—	—	(489)	513
2016	557	—	—	(163)	394
2017	172	—	—	—	172
Thereafter	120	—	—	—	120

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$462,996	$11,904	2.57%	$427,443	$13,380	3.13%	$407,975	$13,958	3.42%
Tax-exempt	179,977	11,155	6.20%	167,818	10,897	6.49%	142,099	9,569	6.73%

Total securities (2)	642,973	23,059	3.59%	595,261	24,277	4.08%	550,074	23,527	4.28%
Loans, net (3) (4)	2,875,916	159,682	5.55%	2,818,022	166,869	5.92%	2,750,756	167,615	6.09%
Loans held for sale	104,632	3,273	3.13%	53,463	2,122	3.97%	68,414	2,671	3.90%
Federal funds sold	365	1	0.24%	351	1	0.24%	12,910	17	0.13%
Money market investments	(0)	—	0.00%	96	—	0.00%	171	—	0.00%
Interest-bearing deposits in other banks	25,980	70	0.24%	51,450	130	0.24%	29,444	74	0.25%
Other interest-bearing deposits	—	—	0.00%	—	—	0.00%	726	—	0.00%

Total earning assets	3,649,865	186,086	5.10%	3,518,643	193,399	5.50%	3,412,495	193,904	5.68%

Allowance for loan losses	(40,460)			(40,105)			(34,539)
Total non-earning assets	365,820			383,090			374,613

Total assets	$3,975,225			$3,861,628			$3,752,569

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$419,550	445	0.11%	$385,715	621	0.16%	$345,927	765	0.22%
Money market savings	909,408	3,325	0.37%	849,676	5,430	0.64%	724,802	6,422	0.89%
Regular savings	197,228	662	0.34%	172,627	638	0.37%	151,169	560	0.37%
Certificates of deposit: (5)
$100,000 and over	540,501	7,958	1.47%	573,276	9,045	1.58%	639,406	12,000	1.88%
Under $100,000	558,751	7,058	1.26%	604,172	8,613	1.43%	645,110	10,995	1.70%

Total interest-bearing deposits	2,625,437	19,446	0.74%	2,585,466	24,347	0.94%	2,506,414	30,742	1.23%
Other borrowings (6)	296,935	8,062	2.72%	289,776	8,366	2.89%	331,786	7,503	2.26%

Total interest-bearing liabilities	2,922,373	27,508	0.94%	2,875,242	32,713	1.14%	2,838,200	38,245	1.35%

Noninterest-bearing liabilities:
Demand deposits	577,740			513,352			468,631
Other liabilities	39,339			31,994			29,161

Total liabilities	3,539,451			3,420,588			3,335,992
Stockholders’ equity	435,774			441,040			416,577

Total liabilities and stockholders’ equity	$3,975,225			$3,861,628			$3,752,569

Net interest income		$158,577			$160,686			$155,660

Interest rate spread (7)			4.16%			4.36%			4.33%
Interest expense as a percent of average earning assets			0.75%			0.93%			1.12%
Net interest margin (8)			4.34%			4.57%			4.56%

(1) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2) Interest income on securities includes $201 thousand, $387 thousand, and $510 thousand for years ended December 31, 2012, 2011, and 2010 in accretion of the fair market value
(3) Nonaccrual loans are included in average loans outstanding.

(4)    Interest income on loans includes $3.7 million for year ended December 31, 2012 and $6.2 million for both years ended December 31, 2011 and 2010 in accretion of the fair market value adjustments related to the acquisitions.

(5)    Interest expense on certificates of deposits includes $233 thousand, $886 thousand, and $3.2 million for years ended December 31, 2012, 2011, and 2010 in accretion of the fair market value adjustments related to the acquisitions.

(6)    Interest expense on borrowings includes $489 thousand for both years ended December 31, 2012 and 2011, and $898 thousand for year ended December 31, 2010 in amortization of the fair market value adjustments related to the acquisition of FMB.

(7) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(8) Core net interest margin excludes purchase accounting adjustments and was 4.24%, 4.37%, and 4.24% for the years ended December 31, 2012, 2011, and 2010.

The Volume Rate Analysis table below presents changes in interest income and interest expense and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionally. Results, on a taxable equivalent basis, are as follows in this Volume Rate Analysis table for the years ended December 31, (dollars in thousands):

	2012 vs. 2011 Increase (Decrease)			2011 vs. 2010 Increase (Decrease)
	Due to Change in:			Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$1,050	$(2,525)	$(1,475)	$646	$(1,217)	$(571)
Tax-exempt	768	(510)	258	1,679	(351)	1,328

Total securities	1,818	(3,035)	(1,217)	2,325	(1,568)	757
Loans, net	3,375	(10,562)	(7,187)	4,018	(4,764)	(746)
Loans held for sale	1,678	(527)	1,151	(596)	47	(549)
Federal funds sold	—	—	—	(23)	7	(16)
Interest-bearing deposits in other banks	(61)	1	(60)	52	(3)	49

Total earning assets	$6,810	$(14,123)	$(7,313)	$5,776	$(6,281)	$(505)

Interest-Bearing Liabilities:
Interest-bearing deposits:
Checking	$50	$(227)	$(177)	$80	$(224)	$(144)
Money market savings	358	(2,463)	(2,105)	999	(1,991)	(992)
Regular savings	88	(64)	24	78	—	78
Certificates of deposit:
$100,000 and over	(501)	(586)	(1,087)	(1,162)	(1,793)	(2,955)
Under $100,000	(619)	(936)	(1,555)	(682)	(1,700)	(2,382)

Total interest-bearing deposits	(624)	(4,276)	(4,900)	(687)	(5,708)	(6,395)
Other borrowings	203	(507)	(304)	(1,037)	1,900	863

Total interest-bearing liabilities	(421)	(4,783)	(5,204)	(1,724)	(3,808)	(5,532)

Change in net interest income	$7,231	$(9,340)	$(2,109)	$7,500	$(2,473)	$5,027

Noninterest Income

	For the Year Ended
	Dollars in thousands
	12/31/12	12/31/11	$	%
Noninterest income:
Service charges on deposit accounts	$9,033	$8,826	$207	2.3%
Other service charges, commissions and fees	10,898	9,736	1,162	11.9%
Gains on securities transactions	190	913	(723)	NM
Other-than-temporary impairment losses	—	(400)	400	-100.0%
Gains on sales of mortgage loans, net of commissions	16,651	11,052	5,599	50.7%
Gains (losses) on bank premises	2	(996)	998	NM
Other operating income	4,294	3,833	461	12.0%

Total noninterest income	$41,068	$32,964	$8,104	24.6%
Mortgage segment operations	$(16,660)	$(11,050)	$(5,610)	50.8%
Intercompany eliminations	468	468	—	0.0%

	$24,876	$22,382	$2,494	11.1%

NM - Not Meaningful

For the year ending December 31, 2012, noninterest income increased $8.1 million, or 24.6%, to $41.1 million, from $33.0 million a year ago. Gains on sales of mortgage loans, net of commissions, increased $5.6 million driven by an increase in loan origination volume, a result of additional loan originators hired in 2012 and historically low interest rates. Service charges on deposit accounts and other account fees increased $1.4 million primarily related to higher net interchange fee income, higher brokerage commissions, and higher ATM fee income. In addition, gains on bank premises increased $998,000 as the Company sold a former branch building and recorded a loss on the sale of $626,000 during 2011. Gains on securities transactions decreased $723,000 as a result of a gain on the sale of municipal securities in the prior year. Also, other-than-temporary losses of $400,000 related to a single issuer trust preferred security was recorded in the prior year. Excluding mortgage segment operations, noninterest income increased $2.5 million, or 11.1%, from the same period a year ago.

	For the Year Ended
	Dollars in thousands
	12/31/11	12/31/10	$	%
Noninterest income:
Service charges on deposit accounts	$8,826	$9,105	$(279)	-3.1%
Other service charges, commissions and fees	9,736	8,874	862	9.7%
Gains on securities transactions	913	58	855	NM
Other-than-temporary impairment losses	(400)	—	(400)	NM
Gains on sales of mortgage loans, net of commissions	11,052	11,798	(746)	-6.3%
Gains (losses) on bank premises	(996)	421	(1,417)	NM
Other operating income	3,833	3,961	(128)	-3.2%

Total noninterest income	$32,964	$34,217	$(1,253)	-3.7%
Mortgage segment operations	$(11,050)	$(11,803)	$753	-6.4%
Intercompany eliminations	468	468	—	0.0%

	$22,382	$22,882	$(500)	-2.2%

NM - Not Meaningful

For the year ended December 31, 2011, noninterest income decreased $1.3 million, or 3.7%, to $32.9 million from $34.2 million in 2010. Account service charges and other fees increased $583,000 primarily related to an increase in debit card fees of $763,000, ATM fees of $463,000, and brokerage commissions of $273,000, offset by a decline in account service charges of $279,000, largely related to overdraft fee volume. Gains on sales of mortgage loans, net of commission expenses, decreased $746,000 driven by lower origination volume in the mortgage company. During 2011, the Company recorded gains on sales of securities of $913,000 while also incurring a credit related other than temporary impairment (“OTTI”) loss of $400,000. Also during 2011, the Company incurred a loss of $351,000 related to the disposal of bank owned property and a loss of $626,000 on the sale of a branch building compared to a gain on the sale of bank premises during 2010. Excluding mortgage segment operations, noninterest income decreased $500,000, or 2.2%, from 2010.

Noninterest Expense

	For the Year Ended Dollars in thousands
	12/31/12	12/31/11	$	%
Noninterest expense:
Salaries and benefits	$68,648	$62,865	$5,783	9.2%
Occupancy expenses	12,150	11,104	1,046	9.4%
Furniture and equipment expenses	7,251	6,920	331	4.8%
OREO and related costs (1)	4,639	5,668	(1,029)	-18.2%
Other operating expenses	40,791	44,258	(3,467)	-7.8%

Total noninterest expense	$133,479	$130,815	$2,664	2.0%
Mortgage segment operations	$(13,971)	$(9,793)	$(4,178)	42.7%
Intercompany eliminations	468	468	—	0.0%

	$119,976	$121,490	$(1,514)	-1.2%

(1)	OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the year ending December 31, 2012, noninterest expense increased $2.7 million, or 2.0%, to $133.5 million, from $130.8 million a year ago. Salaries and benefits expense increased $5.8 million due to the addition of mortgage loan originators and support personnel hired in 2012, group insurance cost increases, and severance expense recorded in the current year. Occupancy costs increased $1.0 million primarily due to the addition of mortgage offices in the first quarter of 2012 and increases in bank branch lease costs. Furniture and equipment expense increased $331,000, primarily related to equipment maintenance contracts and software amortization. Partially offsetting these increases were other operating expenses which decreased $3.5 million, or 7.8%, primarily due to reductions in FDIC insurance expense of $2.6 million resulting from changes in the assessment base and rate as well as lower core deposit intangible amortization expense of $1.2 million. Other Real Estate Owned (“OREO”) and related costs decreased $1.0 million, or 18.2%, during the current year due to lower valuation adjustments and losses on sales of OREO and declines in problem loan legal fees as asset quality continues to improve. Excluding mortgage segment operations, noninterest expense decreased $1.5 million, or 1.2%, compared to the same period in 2011.

	For the Year Ended Dollars in thousands
	12/31/11	12/31/10	$	%
Noninterest expense:
Salaries and benefits	$62,865	$57,560	$5,305	9.2%
Occupancy expenses	11,104	11,417	(313)	-2.7%
Furniture and equipment expenses	6,920	6,594	326	4.9%
OREO and related costs (1)	5,668	3,247	2,421	74.6%
Other operating expenses	44,258	51,102	(6,844)	-13.4%

Total noninterest expense	$130,815	$129,920	$895	0.7%
Mortgage segment operations	$(9,793)	$(9,007)	$(786)	8.7%
Intercompany eliminations	468	468	—	0.0%

	$121,490	$121,381	$109	0.1%

(1)	OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the year ended December 31, 2011, noninterest expense increased $895,000, or 0.7%, to $130.8 million, from $129.9 million in 2010. Salary and benefits costs increased $5.3 million, or 9.2%, primarily due to additional personnel related to overall growth of the Company. Other operating expenses decreased $6.8 million, or 13.4%. The reduction of other operating expenses is related to merger and acquisition costs of $8.7 million during 2010 compared to $426,000 in 2011, lower core deposit intangible amortization of $1.1 million, and lower FDIC insurance expense of $340,000 due to the lower assessment base and rate. OREO and related costs increased $2.4 million as a result of valuation adjustments and costs to maintain more properties in the portfolio. Excluding mortgage segment operations, noninterest expense increased $109,000, or 0.1%, from 2010 to 2011.

SEGMENT INFORMATION

Community Bank Segment

2012 compared to 2011

Net income for the year ended December 31, 2012 increased $4.1 million, or 14.0%, to $32.9 million compared to $28.8 million for the year ended December 31, 2011 principally a result of lower provision for loan losses, a reduction in FDIC insurance due to change in base assessment and rate, lower amortization on the acquired deposit portfolio, and an increase in account service charges and fees. Partially offsetting these results were higher salaries and benefits costs and lower net interest income primarily due to reductions in interest-earning assets interest income outpacing lower costs on interest-bearing liabilities. Net interest income decreased $2.0 million, or 1.3%, when compared to the same period last year. The tax-equivalent net interest margin decreased by 23 basis points to 4.34% from 4.57% in the prior year. The decline in the net interest margin was principally due to the continued decline in accretion on the acquired net earning assets and a decline in income from interest-earning assets outpacing lower costs on interest-bearing liabilities. Lower interest-earning asset income was principally due to lower yields on loans and investment securities as new loans and renewed loans are originated and repriced at lower rates, faster prepayments on mortgage backed securities, and cash flows from securities investments are reinvested at lower yields.

Noninterest income increased $2.5 million, or 11.2%, to $24.9 million, from $22.4 million a year ago. Service charges on deposit accounts and other account fees increased $1.4 million primarily related to higher net interchange fee income, higher brokerage commissions, and higher ATM fee income. In addition, gains on bank premises increased $992,000 as the Company sold a former branch building and recorded a loss on the sale of $626,000 during 2011. Gains on securities transactions decreased $723,000 as a result of a gain on the sale of municipal securities in the prior year. Also, an other-than-temporary loss of $400,000 related to a single issuer trust preferred security was recorded in the prior year.

Noninterest expense decreased $1.5 million, or 1.2%, to $120.0 million, from $121.5 million a year ago. Salaries and benefits expense increased $2.8 million due to group insurance cost increases and severance payments to affected employees. Occupancy costs increased $747,000 primarily due to bank branch rent increases. Partially offsetting these cost increases were other operating expenses which decreased $5.2 million, or 11.0%. Included in the reduction of other operating expenses was a $2.6 million reduction in FDIC insurance due to change in base assessment and rate, lower core deposit intangible amortization of $1.2 million, and a decrease in conversion costs related to acquisition activity during the prior year.

2011 compared to 2010

For the year ended December 31, 2011, net income for the community bank segment increased $9.0 million, or 45.7%, to $28.8 million compared to $19.8 million for the year ended December 31, 2010, principally a result of favorable net interest income and the absence of nonrecurring acquisition costs incurred in 2010. These improvements were partially offset by losses on sales of OREO and bank premises. Net interest income increased $5.7 million, or 3.8%, driven by declining costs on interest bearing liabilities, primarily certificates of deposit. The tax-equivalent net interest margin increased 2 basis points to 4.57% from 4.55% in 2010. The change in the net interest margin was a result of improvement in the cost of funds primarily related to declining rates on certificates of deposit and money market accounts, partially offset by lower yields on loans and loans held for sale and aided by the increase in interest-earning assets due to the acquisition of FMB in the first quarter of 2010 and the acquisition of the Harrisonburg branch in the second quarter of 2011. Provision for loan loss decreased $7.6 million due to continued improvement in asset quality. Net interest income after provision for loan loss increased $13.3 million or 10.6%. All comparative results to the prior year exclude FMB results for the month of January 2010.

Noninterest income decreased $500,000, or 2.1%, to $22.4 million from $22.9 million in 2010. Driving this decrease were lower gains on sales of bank owned property of $1.4 million, a result of a loss on disposal of bank premises and equipment of $351,000 in 2011, loss on sale of a branch building of $626,000 in 2011, and a gain on sale of an investment property of $448,000 in 2011. Also during 2011, the Company incurred a credit-related, OTTI loss of $400,000, which was recognized in earnings. Partially offsetting this decrease were higher account service charges and other fees, which increased $583,000, and gains on the sale of securities of $913,000.

For the year ended December 31, 2011, noninterest expense increased $109,000, or 0.1%, to $121.5 million, from $121.4 million for the year ended December 31, 2010. Salary and benefits expense increased $5.0 million, primarily related to additional personnel, as other operating expenses decreased $4.8 million, or 9.1%. Included in the reduction of other operating expenses were prior year costs associated with merger and acquisitions of $8.7 million during 2010 compared to $426,000 in 2011, lower amortization on the acquired deposit portfolio of $1.1 million, and lower FDIC insurance expense of $340,000 due to the lower assessment base and rate. The decline in these other operating expenses were partially offset by increases in OREO and related costs of $2.4 million as a result of valuation adjustments and costs to maintain more properties in the portfolio, franchise taxes of $1.2 million levied to include all of the former FMB branches, communication expenses of $930,000 related to increased online customer activity and additional branch locations, marketing and advertising costs of $444,000 primarily related to customer loyalty rewards programs, and professional fees of $413,000 related to continuing collection activity and problem loan workouts.

Mortgage Segment

2012 compared to 2011

For the year ended December 31, 2012, the mortgage segment net income increased $933,000, or 57.8%, from $1.6 million in 2011 to $2.5 million. In early 2012, the Company significantly increased its mortgage loan production capacity by hiring additional loan originators and support personnel who were formerly employed by a national mortgage company that exited the mortgage origination business. Originations increased by $436.8 million, or 66.2%, to $1.1 billion from $659.4 million in 2011 due to the addition of mortgage loan originators and the historically low interest rate environment. Gains on sales of loans, net of commission expenses, increased $5.6 million, or 50.7%, while salary and benefit expenses increased $3.0 million, or 55.4%, primarily due to the addition of mortgage loan originators and support personnel in early 2012. Refinanced loans represented 54.3% of originations during the year compared to 37.4% during 2011.

2011 compared to 2010

For the year ended December 31, 2011, the mortgage segment net income decreased $1.5 million, or 48.5%, to $1.6 million from $3.1 million during 2010. Originations decreased by $149.3 million from $808.7 million to $659.4 million, or 18.5%, compared to 2010 due to declines in residential mortgage activity and the additional compliance demands of evolving regulatory requirements. Gains on the sale of loans, net of commission expenses, decreased $752,000, or 6.3%, driven largely by the decline in origination volume. Refinanced loans represented 37.4% of originations during 2011 compared to 43.1% for 2010. Net interest income declined $908,000, or 40.8%, from 2010, a result of an increase to the warehouse line of credit borrowing rate by the Bank. Salary and benefit expenses increased $336,000 primarily due to higher salaries expense required to meet evolving regulatory and compliance demands. Other operating expenses increased $322,000, or 12.5%, primarily related to increased costs associated with the processing, underwriting, and compliance components of origination.

BALANCE SHEET

Balance Sheet Overview

At December 31, 2012, total assets were $4.1 billion, an increase of $188.8 million from December 31, 2011. Total cash and cash equivalents were $82.9 million at December 31, 2012, a decrease of $13.8 million from the same period last year. Investment in securities decreased $34.8 million, or 5.6%, from $620.2 million at December 31, 2011 to $585.4 million at December 31, 2012, respectively. At December 31, 2012, loans (net of unearned income) were $3.0 billion, an increase of $148.3 million, or 5.3%, from December 31, 2011. Mortgage loans held for sale were $167.7 million, an increase of $92.9 million from December 31, 2011 driven by an increase in mortgage origination volume resulting from the addition of mortgage loan originators and offices during 2012 and historically low mortgage interest rates.

As of December 31, 2012, total deposits were $3.3 billion, an increase of $122.7 million, or 3.9%, when compared to December 31, 2011. Total short-term borrowings, including FHLB borrowings and repurchase agreements, increased $69.3 million from December 31, 2011, as the Company relied on short-term borrowings to fund growth in mortgage loans held for sale balances and customer preference for repurchase agreements increased. As of December 31, 2012, long-term borrowings declined $18.6 million when compared to December 31, 2011. During the third quarter, the Company modified its fixed rate convertible FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances which is being amortized, as a component of interest expense on borrowing, over the life of the advances. The prepayment amount is reported as a component of long-term borrowings in the Company’s consolidated balance sheet.

During the fourth quarter of 2011, the Company received approval from the U.S. Treasury (the “Treasury”) and its regulators to redeem the preferred stock issued to the Treasury and assumed by the Company as part of the 2010 acquisition of FMB. On December 7, 2011 the Company paid approximately $35.7 million to the Treasury in full redemption of the preferred stock. On February 2, 2012 the Company repurchased 335,649 shares of its common stock for an aggregate purchase price of $4,363,437, or $13.00 per share. The Company transferred 115,384 of the repurchased shares to its ESOP and the remainder were retired. On December 20, 2012, the Company repurchased and retired 750,000 shares of its common stock for an aggregate purchase price of $11,580,000, or $15.44 per share. Both repurchases were funded with cash on hand.

Securities Available for Sale and Restricted Stock

At December 31, 2012, the Company had securities available for sale, at fair value, in the amount of $606.1 million, or 14.8% of total assets, as compared to $640.8 million, or 16.4%, of total assets at December 31, 2011. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. All of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The following table sets forth a summary of the securities available for sale, at fair value as of December 31, (dollars in thousands):

	2012	2011	2010
U.S. government and agency securities	$2,849	$4,284	$9,961
Obligations of states and political subdivisions	229,778	200,207	175,032
Corporate and other bonds	7,212	12,240	15,065
Mortgage-backed securities	342,174	400,318	344,038
Federal Reserve Bank stock	6,754	6,714	6,716
Federal Home Loan Bank stock	13,933	13,947	18,345
Other securities	3,369	3,117	3,284

Total securities available for sale, at fair value	$606,069	$640,827	$572,441

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. The Company determined that a single issuer Trust Preferred security incurred credit-related OTTI of $400,000 during the year ended December 31, 2011. No OTTI was recognized in 2012, and there is no remaining unrealized loss for this issue. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale, at fair value and their weighted average yields as of December 31, 2012 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years and Equity Securities	Total
U.S. government and agency securities:
Amortized cost	$—	$2,521	$—	$60	$2,581
Fair value	—	$2,593	—	$256	$2,849
Weighted average yield (1)	—	2.60%	—	—	2.54%
Mortgage backed securities:
Amortized cost	—	$4,274	$29,557	$301,496	$335,327
Fair value	—	$4,462	$31,027	$306,685	$342,174
Weighted average yield (1)	—	4.45%	3.57%	2.84%	2.93%
Obligations of states and political subdivisions:
Amortized cost	$1,845	$9,108	$39,123	$164,903	$214,979
Fair value	$1,871	$9,417	$41,977	$176,513	$229,778
Weighted average yield (1)	6.93%	5.79%	6.23%	5.61%	5.74%
Other securities:
Amortized cost	$3,778	$509	$484	$5,860	$10,631
Fair value	$3,870	$544	$497	$5,670	$10,581
Weighted average yield (1)	2.41%	5.17%	4.69%	8.29%	5.88%
Total securities available for sale:
Amortized cost	$5,623	$16,412	$69,164	$472,319	$563,518
Fair value	$5,741	$17,016	$73,501	$489,124	$585,382
Weighted average yield (1)	3.89%	4.93%	5.08%	3.87%	4.05%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of December 31, 2012, the Company maintained a diversified municipal bond portfolio with approximately 75% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the Commonwealth of Virginia represented 12% and the State of Texas represented 21% of the municipal portfolio. No other state had a concentration above 10%. Approximately 89% of municipal holdings are considered investment grade by Moody’s or Standard & Poor. The non-investment grade securities are principally insured Texas municipalities with no underlying rating. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Loan Portfolio

Loans, net of unearned income, were $3.0 billion and $2.8 billion at December 31, 2012 and 2011, respectively. Loans secured by real estate continue to represent the Company’s largest category, comprising 84.2% of the total loan portfolio.

The following table presents the composition of the Company’s loans, net of unearned income, and as a percentage of the Company’s total gross loans as of December 31, (dollars in thousands):

	2012		2011		2010		2009		2008
Mortgage loans on real estate:
Residential 1-4 family	$472,985	15.9%	$447,544	15.9%	$431,614	15.2%	$349,277	18.6%	$292,003	15.6%
Commercial	1,044,396	35.2%	985,934	34.9%	924,548	32.6%	596,773	31.8%	550,680	29.4%
Construction, land development and other land loans	470,638	15.9%	444,739	15.8%	489,601	17.3%	307,726	16.4%	403,502	21.5%
Second mortgages	39,925	1.3%	55,630	2.0%	64,534	2.3%	34,942	1.9%	38,060	2.0%
Equity lines of credit	307,668	10.4%	304,320	10.8%	305,741	10.8%	182,449	9.7%	162,740	8.7%
Multifamily	140,038	4.7%	108,260	3.8%	91,397	3.2%	46,581	2.5%	37,321	2.0%
Farm land	22,776	0.8%	26,962	1.0%	26,787	0.9%	26,191	1.4%	30,727	1.6%

Total real estate loans	2,498,426	84.2%	2,373,389	84.2%	2,334,222	82.3%	1,543,939	82.4%	1,515,033	80.8%
Commercial Loans	186,528	6.3%	169,695	6.0%	180,840	6.4%	126,157	6.7%	146,827	7.8%
Consumer installment loans
Personal	222,812	7.5%	241,753	8.6%	277,184	9.8%	148,811	7.9%	160,161	8.5%
Credit cards	21,968	0.7%	19,006	0.7%	19,308	0.6%	17,743	0.9%	15,723	0.8%

Total consumer installment loans	244,780	8.2%	260,759	9.3%	296,492	10.4%	166,554	8.8%	175,884	9.3%
All other loans	37,113	1.3%	14,740	0.5%	25,699	0.9%	37,574	2.0%	36,344	1.9%

Gross loans	2,966,847	100.0%	2,818,583	100.0%	2,837,253	100.0%	1,874,224	100.0%	1,874,088	100.0%

The following table presents the remaining maturities and type of rate (variable or fixed) on commercial and real estate constructions loans as of December 31, 2012 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Commercial real estate	$1,044,396	$202,921	$95,683	$87,324	$8,359	$745,792	$496,903	$248,889
Construction, land development and other land loans	$470,638	$333,493	$1,772	$1,750	$22	$135,373	$119,113	$16,260
Commercial	$186,528	$82,390	$934	$934	$—	$103,204	$76,683	$26,521

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. To manage the growth of the real estate loans in the loan portfolio, facilitate asset/liability management and generate additional fee income, the Company sells most conforming first mortgage residential real estate loans to the secondary market as they are originated. Union Mortgage serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs. This venture has provided the Bank’s customers with enhanced mortgage products and the Company with improved efficiencies through the consolidation of this function.

Asset Quality

Overview

The Company experienced improvement in asset quality during 2012. Improving market conditions in the Company’s local markets led to a reduction in nonperforming assets, which are at their lowest levels since the fourth quarter of 2009. The Company’s reduction in nonaccrual and impaired loans, lower past due loan levels, decline in troubled debt restructurings, stable levels of OREO and charge-offs to total loans, decreased allowance to loans ratios, and continued lower levels of provisions for loan losses demonstrate that its dedicated efforts to improve asset quality are having a positive impact. The allowance to nonperforming loans coverage ratio has continued to increase and is at its highest level since the fourth quarter of 2009. The magnitude of any change in the real estate market and its impact on the Company is still largely dependent upon continued recovery of residential housing and commercial real estate and the pace at which the local economies in the Company’s operating markets improve.

The Company’s continued proactive efforts to effectively manage its loan portfolio have contributed to the improvement in asset quality. Efforts include identifying existing problem credits as well as generating new business relationships. Through early identification and diligent monitoring of specific problem credits where the uncertainty has been realized, or conversely, has been reduced or eliminated, the Company’s management has been able to quantify the credit risk in its loan portfolio, adjust collateral dependent credits to appropriate reserve levels, and further identify those credits not recoverable. The Company continues to refrain from originating or purchasing loans from foreign entities or loans classified by regulators as highly leveraged transactions. The Company’s loan portfolio generally does not include exposure to option adjustable rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans or mortgage loans with initial teaser rates, which are all considered higher risk instruments.

Troubled Debt Restructurings (“TDRs”)

On July 1, 2011 the Company adopted the amendments in Accounting Standards Update No. 2011-02 Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). As a result of adopting the amendments in ASU 2011-02, the Company reassessed all loans that were renewed on or after January 1, 2011 for identification as a troubled debt restructuring. Under this enhanced guidance, the borrower must be experiencing financial difficulty and the bank must have made a concession to such borrower. The Company identified as troubled debt restructurings certain loans for which impairment had previously been measured collectively within their homogeneous pool. Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective evaluation of the impairment measurement guidance for those receivables newly identified as impaired. At December 31, 2011, the recorded investment in loans for which the allowance for loan losses were previously measured collectively within their homogeneous pool and now considered impaired, due to being designated as a TDR, was $23.7 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss, was $221,000. The impact of this new guidance did not have a material impact on the Company’s non-performing assets, allowance for loan losses, earnings, or capital.

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

The total recorded investment in TDRs as of December 31, 2012 was $63.5 million, a decrease of $49.1 million, or 43.6%, from $112.6 million as of December 31, 2011. The decline in the TDR balance from the prior year is attributable to $42.2 million being removed from TDR status, $19.9 million in net payments, and $300,000 in charge-offs, partially offset by additions of $13.3 million. Loans removed from TDR status represent restructured loans with a market rate of interest at the time of the restructuring, which were performing in accordance with their modified terms for a consecutive twelve month period and that were no longer considered impaired. The TDR activity during the year did not have a material impact on the Company’s nonperforming assets, allowance for loan losses, financial condition, or results of operations.

Of the total loans designated as TDRs at December 31, 2012, $13.3 million were restructured during the year. Of the $13.3 million of newly identified TDRs during the year ended December 31, 2012, $5.9 million, or 44.4%, had previously been reported as being impaired with appropriate impairment allowances previously established. During the year ended December 31, 2012, the Company had four loans with a recorded investment of $1.5 million that had been restructured in the twelve month period preceding the default. This low default rate indicates that the modifications made by the Company have been successful in assisting its customers and mitigating the risk in the overall loan portfolio.

Of the $63.5 million of TDRs at December 31, 2012, $51.5 million, or 81.1%, were considered performing while the remaining $12.0 million were considered nonperforming. Of the $112.6 million of TDRs at December 31, 2011, $98.8 million, or 87.7%, were considered performing while the remaining $13.8 million were considered nonperforming. At December 31, 2012, the Company had approximately $45.2 million, or 71.2% of total restructured loans, that were restructured at a market rate of interest and thus will be included in the aforementioned quarterly review process for possible removal.

The following table provides a summary, by class and modification type, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of December 31, 2012 (dollars in thousands):

	Performing			Nonperforming			Total
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Modified to interest only, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	1	$216	$—	—	$—	$—	1	$216	$—
Commercial Real Estate - Non-Owner Occupied	2	633	—	2	514	—	4	1,147	—
Raw Land and Lots	3	257	—	—	—	—	3	257	—
Single Family Investment Real Estate	3	261	—	—	—	—	3	261	—
Consumer:
Mortgage	2	510	—	—	—	—	2	510	—
Indirect Marine	—	—	—	1	158	—	1	158	—

Total modified to interest only	11	$1,877	$—	3	$672	$—	14	$2,549	$—

Term modification, at a market rate
Commercial:
Commercial Construction	5	$4,549	$73	1	$709	$—	6	$5,258	$73
Commercial Real Estate - Owner Occupied	6	4,790	—	1	896	—	7	5,686	—
Commercial Real Estate - Non-Owner Occupied	6	10,080	—	—	—	—	6	10,080	—
Raw Land and Lots	4	16,669	—	1	595	—	5	17,264	—
Single Family Investment Real Estate	2	283	—	—	—	—	2	283	—
Commercial and Industrial	3	724	—	7	1,251	—	10	1,975	—
Other Commercial	1	236	—	—	—	—	1	236	—
Consumer:
Mortgage	8	1,183	—	1	202	—	9	1,385	—
Other Consumer	4	460	—	—	—	—	4	460	—

Total term modification, at a market rate	39	$38,974	$73	11	$3,653	$—	50	$42,627	$73

Term modification, below market rate
Commercial:
Commercial Construction	—	$—	$—	3	$3,551	$—	3	$3,551	$—
Commercial Real Estate - Owner Occupied	4	1,003	—	2	183	—	6	1,186	—
Raw Land and Lots	6	5,960	—	1	3,437	—	7	9,397	—
Single Family Investment Real Estate	1	384	—	2	427	—	3	811	—
Commercial and Industrial	2	317	—	—	—	—	2	317	—
Consumer:
Mortgage	2	563	—	—	—	—	2	563	—
Other Consumer	—	—	—	1	68	—	1	68	—

Total term modification, below market rate	15	$8,227	$—	9	$7,666	$—	24	$15,893	$—

Interest rate modification, below market rate
Commercial:
Commercial Real Estate - Non-Owner Occupied	2	$2,390	$—	—	$—	$—	2	$2,390	$—

Total interest rate modification, below market rate	2	$2,390	$—	—	$—	$—	2	$2,390	$—

Total	67	$51,468	$73	23	$11,991	$—	90	$63,459	$73

The following table provides a summary, by class and modification type, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of December 31, 2011 (dollars in thousands):

	Performing			Nonperforming			Total
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Modified to interest only, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	2	$398	$—	—	$—	$—	2	$398	$—
Commercial Real Estate - Non-Owner Occupied	1	301	—	1	218	—	2	519	—
Raw Land and Lots	—	—	—	1	341	—	1	341	—
Single Family Investment Real Estate	—	—	—	1	93	—	1	93	—
Consumer:
Mortgage	—	—	—	1	538	—	1	538	—

Total modified to interest only	3	$699	$—	4	$1,190	$—	7	$1,889	$—

Term modification, at a market rate
Commercial:
Commercial Construction	14	$21,461	$3,185	1	$762	$—	15	$22,223	$3,185
Commercial Real Estate - Owner Occupied	7	7,052	180	—	—	—	7	7,052	180
Commercial Real Estate - Non-Owner Occupied	15	21,476	13	1	74	—	16	21,550	13
Raw Land and Lots	11	25,425	1	2	358	—	13	25,783	1
Single Family Investment Real Estate	10	6,750	—	1	529	—	11	7,279	—
Commercial and Industrial	10	4,629	204	3	1,134	—	13	5,763	204
Other Commercial	4	864	—	—	—	—	4	864	—
Consumer:
Mortgage	—	—	—	4	538	—	4	538	—
Other Consumer	2	263	—	1	265	—	3	528	—

Total term modification, at a market rate	73	$87,920	$3,583	13	$3,660	$—	86	$91,580	$3,583

Term modification, below market rate
Commercial:
Commercial Construction	—	$—	$—	4	$4,591	$—	4	$4,591	$—
Commercial Real Estate - Owner Occupied	2	546	—	—	—	—	2	546	—
Raw Land and Lots	4	7,025	—	3	3,643	—	7	10,668	—
Single Family Investment Real Estate	2	1,775	—	2	720	—	4	2,495	—
Commercial and Industrial	2	362	—	—	—	—	2	362	—
Consumer:
Mortgage	1	507	—	—	—	—	1	507	—

Total term modification, below market rate	11	$10,215	$—	9	$8,954	$—	20	$19,169	$—

Total	87	$98,834	$3,583	26	$13,804	$—	113	$112,638	$3,583

Nonperforming Assets (“NPAs”)

At December 31, 2012, nonperforming assets totaled $59.0 million, a decrease of $18.1 million, or 23.5%, from the prior year-end. The decrease in NPAs during the year related to a net decrease in nonaccrual loans, excluding purchased impaired loans, of $18.6 million, or 41.5%, offset by a slight net increase in OREO of $571,000, or 1.8%. In addition, NPAs as a percentage of total outstanding loans declined 75 basis points to 1.99% from 2.74% at the end of the prior year.

The following table presents a five-year comparison of nonperforming assets as of December 31, (dollars in thousands):

	2012	2011	2010	2009	2008
Nonaccrual loans (excluding purchased impaired)	$26,206	$44,834	$61,716	$22,348	$14,412
Foreclosed properties	32,834	31,243	35,102	21,489	6,511
Real estate investment	—	1,020	1,020	1,020	629

Total nonperforming assets (“NPAs”)	59,040	77,097	97,838	44,857	21,552
Loans past due 90 days and accruing interest	8,843	19,911	15,332	7,296	3,082

Total nonperforming assets and Loans past due 90 days and accruing interest	$67,883	$97,008	$113,170	$52,153	$24,634

Performing Restructurings	$51,468	$98,834	$13,086	$—	$—
NPAs to total loans	1.99%	2.74%	3.45%	2.39%	1.15%
NPAs & loans 90 days past due to total loans	2.29%	3.44%	3.99%	2.78%	1.31%
NPAs to total loans & OREO	1.97%	2.70%	3.40%	2.36%	1.15%
NPAs & loans 90 days past due to total loans & OREO	2.26%	3.40%	3.94%	2.75%	1.31%
ALLL to nonaccrual loans	133.24%	88.04%	62.23%	136.41%	176.91%
ALLL to nonaccrual loans & loans 90 days past due	99.62%	60.96%	49.85%	102.83%	145.74%

Nonperforming assets at December 31, 2012 included $26.2 million in nonaccrual loans (excluding purchased impaired loans), a net decrease of $18.6 million, or 41.5%, from the prior year. The following table shows the activity in nonaccrual loans for the years ended December 31, (dollars in thousands):

	2012	2011	2010
Beginning Balance	$44,834	$61,716	$22,348
Net customer payments	(13,624)	(18,661)	(8,985)
Additions	10,265	19,905	75,099
Charge-offs	(8,510)	(8,716)	(10,005)
Loans returning to accruing status	(3,455)	(3,607)	(1,017)
Transfers to OREO	(3,304)	(5,803)	(15,724)

Ending Balance	$26,206	$44,834	$61,716

The additions during the year were primarily related to commercial loans and mortgages. The majority of the net reduction in nonaccrual loans during the year was related to the commercial loan portfolio.

The following table presents the composition of nonaccrual loans (excluding purchased impaired loans) and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the years ended December 31, (dollars in thousands):

	2012	2011	2010
Raw Land and Lots	$8,760	$13,322	$22,546
Commercial Construction	5,781	10,276	11,410
Commercial Real Estate	3,018	7,993	10,157
Single Family Investment Real Estate	3,420	5,048	10,226
Commercial and Industrial	2,036	5,297	4,797
Other Commercial	193	238	458
Consumer	2,998	2,660	2,122

Total	$26,206	$44,834	$61,716

Coverage Ratio	133.24%	88.04%	62.23%

Impairment analyses provided appropriate reserves on these nonperforming loans while appropriate reserves on homogenous pools continue to be maintained. The increase in the coverage ratio is primarily related to a decline in nonperforming loans.

Nonperforming assets at December 31, 2012 also included $32.8 million in OREO, a net increase of $571,000, or 1.8%, from the prior year. The following table shows the activity in OREO for the years ended December 31, (dollars in thousands):

	2012	2011	2010
Beginning Balance	$32,263	$36,122	$22,509
Additions	14,275	11,625	24,792
Capitalized Improvements	380	528	404
Valuation Adjustments	(301)	(707)	(43)
Proceeds from sales	(13,152)	(14,240)	(11,747)
Gains (losses) from sales	(631)	(1,065)	207

Ending Balance	$32,834	$32,263	$36,122

The additions were principally related to commercial real estate, single-family residences, and raw land; sales from OREO were principally related to residential real estate, including single-family residences and developed lots, commercial property, and former bank premises.

The following table presents the composition of the OREO portfolio at the years ended December 31, (dollars in thousands):

	2012	2011	2010
Land	$8,657	$6,327	$7,689
Land Development	10,886	11,309	11,233
Residential Real Estate	7,939	11,024	13,402
Commercial Real Estate	5,352	2,583	2,778
Former Bank Premises (1)	—	1,020	1,020

Total	$32,834	$32,263	$36,122

(1)	Includes closed branch property and land previously held for branch sites.

Included in land development is $9.2 million related to a residential community in the Northern Neck region of Virginia, which includes developed residential lots, a golf course and undeveloped land. Foreclosed properties were adjusted to their fair values at the time of each foreclosure and any losses were taken as loan charge-offs against the allowance for loan losses at that time. OREO asset valuations are also evaluated at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair value are recorded as impairment and charged against earnings.

Past Due Loans

At December 31, 2012, total accruing past due loans, excluding purchased impaired, were $32.4 million, or 1.09% of total loans, a decrease from $39.3 million, or 1.40%, a year ago. This net decrease of $6.9 million, or 17.6%, is a result of management’s diligence in handling problem loans and an improving economy.

Charge-offs and delinquencies

For the year ended December 31, 2012, net charge-offs of loans were $16.8 million, or 0.56%, compared to $15.7 million, or 0.56%, last year. Of the $16.8 million in net charge-offs, approximately $11.9 million, or 71%, related to impaired loans specifically reserved for in prior periods, including two loan relationships totaling $5.6 million that were charged off in the fourth quarter of 2012. Net charge-offs in the current year included commercial loans of $12.3 million and consumer loans of $4.5 million.

Provision

The provision for loan losses for the year ended December 31, 2012 was $12.2 million, a decrease of $4.6 million, or 27.4%, from December 31, 2011. The lower provision for loan losses compared to last year reflects continued improvements in asset quality. The provision to loans ratio for the year ended December 31, 2012 was 0.41% compared to 0.60% at December 31, 2011.

Allowance for Loan Losses

The allowance for loan losses as a percentage of the total loan portfolio, adjusted for acquired loans (non-GAAP), was 1.40% at December 31, 2012, a decrease from 1.83% a year ago. In acquisition accounting, there is no carryover of previously established allowance for loan losses. The allowance for loan losses as a percentage of the total loan portfolio was 1.18% at December 31, 2012, a decrease from 1.40% at December 31, 2011. The decrease in the allowance and related ratios was primarily attributable to the charge-off of impaired loans specifically reserved for in prior periods as shown in the following table:

	2012	2011	2010	2009	2008
Loans individually evaluated for impairment	$142,415	$242,833	$274,932	$119,745	$114,662
Related allowance	$6,921	$10,298	$11,257	$6,654	$3,814
ALLL to loans individually evaluated for impairment	4.86%	4.24%	4.09%	5.56%	3.33%

Loans collectively evaluated for impairment	$2,824,432	$2,575,750	$2,562,321	$1,754,479	$1,759,426
Related allowance	$27,995	$29,172	$27,149	$23,830	$21,682
ALLL to loans collectively evaluated for impairment	0.99%	1.13%	1.06%	1.36%	1.23%

Total loans	$2,966,847	$2,818,583	$2,837,253	$1,874,224	$1,874,088
Related allowance	$34,916	$39,470	$38,406	$30,484	$25,496
ALLL to total loans	1.18%	1.40%	1.35%	1.63%	1.36%

The Company saw declines in both past due loans, as previously described, and impaired loans during the year. Total impaired loans, both individually and collectively evaluated for impairment, have declined $99.7 million, or 39.1%, to $155.4 million at December 31, 2012 from $255.1 million a year ago. The nonaccrual loan coverage ratio also improved, as it increased to 133.24% at December 31, 2012 from 88.04% at December 31, 2011. The rise in the coverage ratio, which is at the highest level since the fourth quarter of 2009, illustrates that management’s proactive diligence in working through problem credits is having a significant impact on asset quality. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses over the past five years ended December 31, for the years presented (dollars in thousands):

	2012	2011	2010	2009	2008
Balance, beginning of year	$39,470	$38,406	$30,484	$25,496	$19,336
Loans charged-off:
Commercial	1,439	2,183	2,205	2,039	1,638
Real estate	14,127	12,669	12,581	8,702	18
Consumer	2,899	3,014	3,763	3,667	2,544

Total loans charged-off	18,465	17,866	18,549	14,408	4,200

Recoveries:
Commercial	207	413	551	71	52
Real estate	465	571	628	807	—
Consumer	1,039	1,146	924	272	288

Total recoveries	1,711	2,130	2,103	1,150	340

Net charge-offs	16,754	15,736	16,446	13,258	3,860
Provision for loan losses	12,200	16,800	24,368	18,246	10,020

Balance, end of year	$34,916	$39,470	$38,406	$30,484	$25,496

Allowance for loan losses to loans	1.18%	1.40%	1.35%	1.63%	1.36%
Allowance-to-legacy loans (Non-GAAP)	1.40%	1.83%	1.88%	N/A	N/A
Net charge-offs to total loans	0.56%	0.56%	0.58%	0.71%	0.21%
Provision to total loans	0.41%	0.60%	0.86%	0.97%	0.53%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of December 31, (dollars in thousands):

	2012		2011		2010		2009		2008
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$2,195	6.3%	$2,376	6.0%	$2,448	6.4%	$2,052	6.7%	$1,998	7.8%
Real estate	29,403	84.2%	33,236	84.2%	31,597	82.3%	25,112	82.4%	20,611	80.8%
Consumer	3,318	9.5%	3,858	9.8%	4,361	11.3%	3,320	10.9%	2,887	11.4%

Total	$34,916	100.0%	$39,470	100.0%	$38,406	100.0%	$30,484	100.0%	$25,496	100.0%

(1)	The percent represents the loan balance divided by total loans.

Deposits

As of December 31, 2012, total average deposits were $3.2 billion, up $104.4 million from December 31, 2011. Total interest-bearing deposits consist principally of time deposits and money market account balances. Total time deposits and money market accounts were $1.1 billion and $909.4 million, respectively, or 76.5% of total interest-bearing deposits. During 2012, the Company experienced a shift from time deposits into lower cost transaction (demand deposits, NOW, money market, and savings) accounts. This shift was driven by the Company’s focus on acquiring low cost deposits and customer preference for liquidity in a historically low interest rate environment.

The average deposits and rates paid for the past three years and maturities of time deposits as of December 31 are as follows (dollars in thousands):

	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$577,740		$513,352		$468,631
Interest-bearing deposits:
NOW accounts	419,550	0.11%	385,715	0.16%	345,927	0.22%
Money market accounts	909,408	0.37%	849,676	0.64%	724,802	0.89%
Savings accounts	197,228	0.34%	172,627	0.37%	151,169	0.37%
Time deposits of $100,000 and over	540,501	1.47%	573,276	1.58%	639,406	1.88%
Brokered CDs	—	0.00%	—	0.00%	—	0.00%
Other time deposits	558,750	1.26%	604,172	1.43%	645,110	1.70%

Total interest-bearing	2,625,437	0.74%	2,585,466	0.94%	2,506,414	1.23%

Total average deposits	$3,203,177		$3,098,818		$2,975,045

					Percent Of
	Within 3	3 - 12	Over 12		Total
	Months	Months	Months	Total	Deposits
Maturities of time deposits of $100,000 and over	98,860	193,703	216,067	508,630	15.42%
Maturities of other time deposits	84,228	228,813	211,069	524,110	15.89%

Total time deposits	$183,088	$422,516	$427,136	$1,032,740	31.32%

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

The Federal Reserve and the FDIC have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The Company had a ratio of total capital to risk-weighted assets of 14.57% and 14.51% at December 31, 2012 and 2011, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 13.14% and 12.85% at December 31, 2012 and 2011, respectively, allowing the Company to meet the definition of “well-capitalized” for regulatory purposes. Both of these ratios exceeded the fully phased-in capital requirements in 2012 and 2011. The Company’s common equity to asset ratio at December 31, 2012 and 2011 were 10.64% and 10.79%, respectively.

In connection with two bank acquisitions, Prosperity Bank & Trust Company and Guaranty Financial Corporation, the Company has issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The total of the trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

On December 7, 2011, the Company paid approximately $35.7 million to the Treasury in full redemption of the Preferred Stock assumed by the Company as part of the 2010 merger with First Market Bank. In connection with the Company’s acquisition of FMB, the Company’s Board of Directors established a series of preferred stock with substantially identical preferences, rights and limitations to the First Market Bank preferred stock, except as explained below. Pursuant to the closing of the acquisition, each share of First Market Bank Series B and Series C preferred stock was exchanged for one share of the Company’s Series B Preferred Stock. The Series B Preferred Stock of the Company was scheduled to pay cumulative dividends to the Treasury at a rate of 5.19% per annum for the first five years and thereafter at a rate of 9.0% per annum. The 5.19% dividend rate was a blended rate comprised of the dividend rate of the 33,900 shares of First Market Bank 5% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B and 1,695 shares of First Market Bank 9% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A. The Series B Preferred Stock of the Company was non-voting and each share had a liquidation preference of $1,000. As of December 31, 2011, the Company did not hold any Preferred Stock.

As part of the Company’s capital management program the Company completed two separate repurchases of its common stock during 2012. On February 2, 2012 the Company repurchased 335,649 shares of its common stock for an aggregate purchase price of $4,363,437, or $13.00 per share. The Company transferred 115,384 of the repurchased shares to its ESOP and the remainder were retired. Also, on December 20, 2012, the Company repurchased and retired 750,000 shares of its common stock for an aggregate purchase price of $11,580,000, or $15.44 per share. Both repurchases were funded with cash on hand.

The following summarizes the Company’s regulatory capital and related ratios over the past three years ended December 31, (dollars in thousands):

	2012	2011	2010
Tier 1 capital:
Preferred stock - liquidity value	$—	$—	$35,595
Common stock - par value	33,510	34,672	34,532
Surplus	176,635	187,493	185,763
Retained earnings	215,634	189,824	169,801
Discount on preferred stock	—	—	(1,177)

Total equity	425,779	411,989	424,514
Plus: qualifying trust preferred capital notes	58,500	58,500	58,500
Less: disallowed intangibles	75,211	80,547	85,227
Plus: goodwill deferred tax liability	810	681	378

Total Tier 1 capital	409,878	390,623	398,165

Tier 2 capital:
Net unrealized gain/loss on equity securities	128	83	—
Subordinated debt	9,522	12,305	14,892
Allowance for loan losses	34,916	38,007	38,406

Total Tier 2 capital	44,566	50,395	53,298

Total risk-based capital	$454,445	$441,019	$451,535

Risk-weighted assets	$3,119,063	$3,039,099	$3,075,330

Capital ratios:
Tier 1 risk -based capital ratio	13.14%	12.85%	12.95%
Total risk -based capital ratio	14.57%	14.51%	14.68%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.52%	10.34%	10.55%
Common equity to total assets	10.64%	10.79%	11.16%
Tangible common equity to tangible assets	8.97%	8.91%	8.22%

Commitments and off-balance sheet obligations

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments. For more information pertaining to these commitments, reference Note 11 “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

At December 31, 2012, UMG had rate lock commitments to originate mortgage loans amounting to $133.3 million and loans held for sale of $167.7 million. UMG has entered into corresponding commitments on a best-efforts basis to sell loans on a servicing-released basis totaling approximately $301.0 million. These commitments to sell loans are designed to eliminate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

The following table represents the Company’s other commitments with balance sheet or off-balance sheet risk as of December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$844,766	$720,317
Standby letters of credit	45,536	38,068
Mortgage loan rate lock commitments	133,326	45,820

Total commitments with off-balance sheet risk	$1,023,628	$804,205

Commitments with balance sheet risk:
Loans held for sale	$167,698	$74,823

Total other commitments	$1,191,326	$879,028

(1)	Includes unfunded overdraft protection.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2012 (dollars in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$197,125	$—	$—	$15,870	$181,255
Operating leases	35,493	5,180	9,400	7,389	13,524
Other short-term borrowings	78,000	78,000	—	—	—
Repurchase agreements	54,270	54,270	—	—	—

Total contractual obligations	$364,888	$137,450	$9,400	$23,259	$194,779

For more information pertaining to the previous table, reference Note 5 “Bank Premise and Equipment” and Note 8 “Borrowings” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of the Form 10-K.

Interest Sensitivity

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

At December 31, 2012, the Company was in an asset-sensitive position when assessing net interest income sensitivity over the next 12 month time horizon. Management’s earnings simulation model indicates net interest income will increase as rates increase and decrease when rates decrease. An asset-sensitive company generally will be impacted favorably by increasing interest rates while a liability-sensitive company’s net interest margin and net interest income generally will be impacted favorably by declining interest rates.

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended December 31, 2012 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+300 basis points	2.99	4,742
+200 basis points	1.77	2,807
+100 basis points	0.48	762
Most likely rate scenario	—	—
-100 basis points	(2.11)	(3,353)
-200 basis points	(3.34)	(5,293)
-300 basis points	(3.51)	(5,559)

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2012 (dollars in thousands):

	Change In Economic Value Of Equity
	%	$
Change in Yield Curve:
+300 basis points	(5.77)	(32,274)
+200 basis points	(3.25)	(18,172)
+100 basis points	(1.46)	(8,149)
Most likely rate scenario	—	—
-100 basis points	(2.87)	(16,052)
-200 basis points	(4.05)	(22,621)
-300 basis points	(3.36)	(18,768)

The shock down 200 or 300 basis points analysis is not as meaningful since interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points. While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity in rates down scenarios.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, federal funds sold, securities available for sale, loans held for sale and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, the purchase of brokered CDs, and a corporate line of credit with a large correspondent bank.

In the fourth quarter of 2011, the Company redeemed $35.7 million of Series B Preferred Stock issued to the Treasury that was assumed in the 2010 acquisition of FMB. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

At December 31, 2012, cash and cash equivalents, restricted stock, and securities classified as available for sale comprised 16.8% of total assets, compared to 18.9% at December 31, 2011. Asset liquidity is also provided by managing loan and securities maturities and cash flows.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The community bank segment maintains federal funds lines with several regional banks totaling $125.0 million as of December 31, 2012. As of December 31, 2012, there were $38.0 million outstanding on these federal funds lines. The Company had outstanding borrowings pursuant to securities sold under agreements to repurchase transactions with a maturity of one day of $54.3 million as of December 31, 2012 compared to $63.0 million as of December 31, 2011. Lastly, the Company had a collateral dependent line of credit with the FHLB for up to $802.2 million. Based on the underlying collateralized loans, the Company has $494.0 million available as of December 31, 2012. There was approximately $180.0 million outstanding under this line at December 31, 2012.

The community bank segment may also borrow additional funds by purchasing CDs through a nationally recognized network of financial institutions. The Bank utilizes this funding source when rates are more favorable than other funding sources. As of December 31, 2012, there were $10.2 million purchased and included in certificates of deposit on the balance sheet.

As of December 31, 2012, the liquid assets that mature within one year totaled $1.3 billion, or 34.1%, of total earning assets. As of December 31, 2012, approximately $977.0 million, or 32.9%, of total loans are scheduled to mature within one year.

NON GAAP MEASURES

In reporting the results of 2012 and 2011, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit and trademark intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Cash basis operating earnings per share was $1.50 for the year ended December 31, 2012 compared to $1.33 in 2011. Cash basis return on average tangible common equity and assets for the year ended December 31, 2012 was 10.86% and 1.00%, respectively, compared to 10.64% and 0.92%, respectively, in 2011.

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

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, (dollars in thousands):

	2012	2011
Net income	$35,411	$30,445
Plus: core deposit intangible amortization, net of tax	3,208	3,979
Plus: trademark intangible amortization, net of tax	260	260

Cash basis operating earnings	$38,879	$34,684

Average assets	3,975,225	3,861,628
Less: average trademark intangible	231	631
Less: average goodwill	59,400	58,494
Less: average core deposit intangibles	18,159	23,654

Average tangible assets	$3,897,435	$3,778,849

Average equity	435,774	441,040
Less: average trademark intangible	231	631
Less: average goodwill	59,400	58,494
Less: average core deposit intangibles	18,159	23,654
Less: average preferred equity	—	32,171

Average tangible common equity	$357,984	$326,090

Weighted average shares outstanding, diluted	25,900,863	26,009,839
Cash basis earnings per share, diluted	$1.50	$1.33
Cash basis return on average tangible assets	1.00%	0.92%
Cash basis return on average tangible common equity	10.86%	10.64%

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

	For the year ended December 31,
	2012	2011
Gross loans	$2,966,847	$2,818,583
Less: acquired loans without additional credit deterioration	(474,252)	(661,531)

Gross loans, net of acquired	$2,492,595	$2,157,052
Allowance for loan losses	$34,916	$39,470
Allowance for loan losses ratio	1.18%	1.40%
Allowance for loan loss ratio, net of acquired	1.40%	1.83%

QUARTERLY RESULTS

The following table presents the Company’s quarterly performance for the years ended December 31, 2012 and 2011 (dollars in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth	Total (1)
For the Year 2012
Interest and dividend income	$45,873	$45,304	$45,503	$45,183	$181,863
Interest expense	7,527	7,217	6,741	6,023	27,508

Net interest income	38,346	38,087	38,762	39,160	154,355
Provision for loan losses	3,500	3,000	2,400	3,300	12,200

Net interest income after provision for loan losses	34,846	35,087	36,362	35,860	142,155
Noninterest income	8,477	10,252	10,504	11,835	41,068
Noninterest expenses	32,267	33,606	33,270	34,336	133,479

Income before income taxes	11,056	11,733	13,596	13,359	49,744
Income tax expense	3,133	3,313	3,970	3,917	14,333

Net income	$7,923	$8,420	$9,626	$9,442	$35,411
Dividends paid and accumulated on preferred stock	—	—	—	—	—
Accretion of discount on preferred stock	—	—	—	—	—

Net income available to common shareholders	$7,923	$8,420	$9,626	$9,442	$35,411

Earnings per share, basic	$0.31	$0.32	$0.37	$0.37	$1.37
Earnings per share, diluted	$0.31	$0.32	$0.37	$0.37	$1.37
For the Year 2011
Interest and dividend income	$47,382	$47,766	$47,606	$46,319	$189,073
Interest expense	8,592	8,133	8,160	7,828	32,713

Net interest income	38,790	39,633	39,446	38,491	156,360
Provision for loan losses	6,300	4,500	3,600	2,400	16,800

Net interest income after provision for loan losses	32,490	35,133	35,846	36,091	139,560
Noninterest income	7,775	7,354	8,588	9,247	32,964
Noninterest expenses	31,985	33,273	31,681	33,876	130,815

Income before income taxes	8,280	9,214	12,753	11,462	41,709
Income tax expense (benefit)	2,086	2,394	3,682	3,102	11,264

Net income	$6,194	$6,820	$9,071	$8,360	$30,445
Dividends paid and accumulated on preferred stock	462	462	462	113	1,499
Accretion of discount on preferred stock	63	65	66	983	1,177

Net income (loss) available to common shareholders	$5,669	$6,293	$8,543	$7,264	$27,769

Earnings per share, basic	$0.22	$0.24	$0.33	$0.28	$1.07
Earnings per share, diluted	$0.22	$0.24	$0.33	$0.28	$1.07

(1)	The sum of quarterly financial information may vary from year-to-date financial information due to rounding.

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

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Union First Market Bankshares Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union First Market Bankshares Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Union First Market Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2013 expressed an unqualified opinion on the effectiveness of Union Bankshares Corporation and subsidiaries’ internal control over financial reporting.

Winchester, Virginia

March 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have audited Union First Market Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Union First Market Bankshares Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Union First Market Bankshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Union First Market Bankshares Corporation and subsidiaries and our report dated March 13, 2013 expressed an unqualified opinion.

Winchester, Virginia

March 13, 2013

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

(Dollars in thousands, except share amounts)

	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$71,426	$64,412
Interest-bearing deposits in other banks	11,320	31,930
Money market investments	1	155
Federal funds sold	155	162

Total cash and cash equivalents	82,902	96,659

Securities available for sale, at fair value	585,382	620,166
Restricted stock, at cost	20,687	20,661

Loans held for sale	167,698	74,823

Loans, net of unearned income	2,966,847	2,818,583
Less allowance for loan losses	34,916	39,470

Net loans	2,931,931	2,779,113

Bank premises and equipment, net	85,409	90,589
Other real estate owned, net of valuation allowance	32,834	32,263
Core deposit intangibles, net	15,778	20,714
Goodwill	59,400	59,400
Other assets	113,844	112,699

Total assets	$4,095,865	$3,907,087

LIABILITIES
Noninterest-bearing demand deposits	645,901	534,535
Interest-bearing deposits:
NOW accounts	454,150	412,605
Money market accounts	957,130	904,893
Savings accounts	207,846	179,157
Time deposits of $100,000 and over	508,630	551,555
Other time deposits	524,110	592,360

Total interest-bearing deposits	2,651,866	2,640,570

Total deposits	3,297,767	3,175,105

Securities sold under agreements to repurchase	54,270	62,995
Other short-term borrowings	78,000	—
Long-term borrowings	136,815	155,381
Trust preferred capital notes	60,310	60,310
Other liabilities	32,840	31,657

Total liabilities	3,660,002	3,485,448

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 25,270,970 shares at December 31, 2012 and 26,134,830 shares at December 31, 2011	33,510	34,672
Surplus	176,635	187,493
Retained earnings	215,634	189,824
Accumulated other comprehensive income	10,084	9,650

Total stockholders’ equity	435,863	421,639

Total liabilities and stockholders’ equity	$4,095,865	$3,907,087

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(Dollars in thousands, except per share amounts)

	2012	2011	2010
Interest and dividend income:
Interest and fees on loans	$162,637	$168,479	$169,549
Interest on Federal funds sold	1	1	17
Interest on deposits in other banks	70	130	79
Interest and dividends on securities:
Taxable	11,904	13,380	13,974
Nontaxable	7,251	7,083	6,202

Total interest and dividend income	181,863	189,073	189,821

Interest expense:
Interest on deposits	19,446	24,346	30,742
Interest on Federal funds purchased	50	7	33
Interest on short-term borrowings	234	352	1,480
Interest on long-term borrowings	7,778	8,008	5,990

Total interest expense	27,508	32,713	38,245

Net interest income	154,355	156,360	151,576
Provision for loan losses	12,200	16,800	24,368

Net interest income after provision for loan losses	142,155	139,560	127,208

Noninterest income:
Service charges on deposit accounts	9,033	8,826	9,105
Other service charges, commissions and fees	10,898	9,736	8,874
Gains on securities transactions, net	190	913	58
Other-than-temporary impairment losses	—	(400)	—
Gains on sales of loans	16,651	11,052	11,798
Gains (losses) on sales of bank premises	2	(996)	421
Other operating income	4,294	3,833	3,961

Total noninterest income	41,068	32,964	34,217

Noninterest expenses:
Salaries and benefits	68,648	62,865	57,560
Occupancy expenses	12,150	11,104	11,417
Furniture and equipment expenses	7,251	6,920	6,594
Other operating expenses	45,430	49,926	54,349

Total noninterest expenses	133,479	130,815	129,920

Income before income taxes	49,744	41,709	31,505
Income tax expense	14,333	11,264	8,583

Net income	$35,411	$30,445	$22,922
Dividends paid on preferred stock	—	1,499	1,688
Amortization of discount on preferred stock	—	1,177	226

Net income available to common stockholders	$35,411	$27,769	$21,008

Earnings per common share, basic	$1.37	$1.07	$0.83

Earnings per common share, diluted	$1.37	$1.07	$0.83

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	2012	2011	2010

Net income	$35,411	$30,445	$22,922
Other comprehensive income:
Change in fair value of interest rate swap (cash flow hedge)	(196)	(2,818)	(1,476)
Unrealized gains on securities:
Unrealized holding gains arising during period (net of tax, $405, $4,346, and $345 for years ended December 31, 2012, 2011, and 2010)	753	9,231	642
Reclassification adjustment for losses included in net income (net of tax, $67, $179, and $20 for years ended December 31, 2012, 2011, and 2010)	(123)	(334)	(38)

Other comprehensive income (loss)	434	6,079	(872)

Comprehensive income	$35,845	$36,524	$22,050

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(Dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Discount on Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2009	$—	$24,462	$98,136	$155,047	$—	$4,443	$282,088

Net income - 2010				22,922			22,922
Other comprehensive loss (net of taxes, $325)						(872)	(872)
Cash dividends on common stock ($.25 per share)				(6,484)			(6,484)
Tax benefit from exercise of stock awards			7				7
Issuance of preferred stock	35,595				(1,403)		34,192
Dividends on preferred stock				(1,458)			(1,458)
Accretion of discount on preferred stock				(226)	226		—
Issuance of Common Stock (7,477,273 shares)		9,945	86,022				95,967
Issuance of common stock under Dividend Reinvestment Plan (19,085 shares)		25	323				348
Issuance of common stock under Stock Incentive Plan (7,016 shares)		10	51				61
Issuance of restricted stock under Stock Incentive Plan (24,939 shares), net of shares withheld for employee taxes		33	(90)				(57)
Issuance of common stock for services rendered (42,680 shares)		57	536				593
Stock-based compensation expense			778				778

Balance - December 31, 2010	35,595	34,532	185,763	169,801	(1,177)	3,571	428,085

Net income - 2011				30,445			30,445
Other comprehensive income (net of tax, $4,167)						6,079	6,079
Cash dividends on common stock ($.28 per share)				(7,284)			(7,284)
Tax benefit from exercise of stock awards			15				15
Repurchase of preferred stock (35,595 shares)	(35,595)						(35,595)
Dividends on preferred stock				(1,961)			(1,961)
Accretion of discount on preferred stock				(1,177)	1,177		—
Issuance of common stock under Dividend Reinvestment Plan (11,932 shares)		16	361				377
Issuance of common stock under Stock Incentive Plan (29,625 shares)		39	158				197
Vesting of restricted stock under Stock Incentive Plan (17,312 shares)		23	(23)				—
Issuance of common stock for services rendered (46,806 shares)		62	502				564
Stock-based compensation expense			717				717

Balance - December 31, 2011	—	34,672	187,493	189,824	—	9,650	421,639

Net income - 2012				35,411			35,411
Other comprehensive income (net of tax, $339)						434	434
Dividends on Common Stock ($.37 per share)				(8,969)			(8,969)
Stock purchased under stock repurchase plan (970,265 shares)		(1,291)	(13,154)				(14,445)
Issuance of common stock under Dividend Reinvestment Plan (45,502 shares)		61	571	(632)			—
Issuance of common stock under Stock Incentive Plan (2,376 shares)		3	28				31
Vesting of restricted stock under Stock Incentive Plan (15,492 shares)		21	(21)				—
Issuance of common stock for services rendered (37,134 shares)		49	516				565
Net settle for taxes on Restricted Stock Awards (3,670 shares)		(5)	(50)				(55)
Stock-based compensation expense			1,252				1,252

Balance - December 31, 2012	$—	$33,510	$176,635	$215,634	$—	$10,084	$435,863

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(Dollars in thousands)

	2012	2011	2010
Operating activities:
Net income	$35,411	$30,445	$22,922
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation of bank premises and equipment	6,631	6,715	6,502
Writedown of OREO	301	707	—
Other-than-temporary impairment recognized in earnings	—	400	—
Amortization, net	5,764	14,050	13,563
Provision for loan losses	12,200	16,800	24,368
Gains on the sale of investment securities	(190)	(913)	(58)
Deferred tax expense (benefit)	(195)	(615)	(1,273)
Increase in loans held for sale, net	(92,875)	(849)	(19,694)
Losses (gains) on sales of other real estate owned, net	631	1,065	(207)
(Gains) losses on sales of bank premises, net	(2)	996	(421)
Stock-based compensation expenses	1,252	717	778
Issuance of common stock grants for services	565	657	593
(Increase) decrease in other assets	(2,173)	3,033	(7,616)
Increase (decrease) in other liabilities	987	(2,160)	6,343

Net cash and cash equivalents (used in) provided by operating activities	(31,693)	71,048	45,800

Investing activities:
Purchases of securities available for sale	(160,751)	(217,643)	(191,030)
Proceeds from sales of securities available for sale	18,944	28,800	106,549
Proceeds from maturities, calls and paydowns of securities available for sale	177,780	126,786	126,158
Net (increase) decrease in loans	(178,639)	62,126	(23,204)
Net increase in bank premises and equipment	(2,102)	(5,466)	(2,229)
Proceeds from sales of other real estate owned	13,152	14,240	11,747
Improvements to other real estate owned	(381)	(528)	(117)
Cash paid in bank acquisition	—	(26,437)	—
Cash acquired in bank and branch acquisitions	—	230	137,460

Net cash and cash equivalents (used in) provided by investing activities	(131,997)	(17,892)	165,334

Financing activities:
Net increase in noninterest-bearing deposits	111,366	45,302	19,528
Net increase (decrease) in interest-bearing deposits	11,296	10,875	(74,156)
Net increase (decrease) in short-term borrowings	69,275	(29,972)	(132,784)
Net (decrease) increase in long-term borrowings (1)	(18,566)	489	(897)
Cash dividends paid - common stock	(8,969)	(7,284)	(6,484)
Cash dividends paid - preferred stock	—	(1,961)	(1,458)
Repurchase of preferred stock	—	(35,595)	—
Repurchase of common stock	(14,445)	—	—
Issuance of common stock	31	574	409
Taxes paid related to net share settlement of equity awards	(55)	(78)	(50)

Net cash and cash equivalents provided by (used in) by financing activities	149,933	(17,650)	(195,892)

(Decrease) increase in cash and cash equivalents	(13,757)	35,506	15,242
Cash and cash equivalents at beginning of the period	96,659	61,153	45,911

Cash and cash equivalents at end of the period	$82,902	$96,659	$61,153

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$27,960	$33,030	$38,075
Income taxes	14,661	8,837	11,794

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on securities available for sale	$968	$(13,063)	$929
Changes in fair value of interest rate swap loss	(196)	(2,818)	(1,476)
Transfers from loans to other real estate owned	13,621	11,625	24,791
Transfers from bank premises to other real estate owned	653	—	—

Transactions related to bank and branch acquisitions
Assets acquired	—	75,141	1,278,759
Liabilities assumed	—	48,934	1,285,944

(1)	See Note 8 “Borrowings” related to 2012 activity.

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and practices of Union First Market Bankshares Corporation and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States (“U. S.”) (“GAAP”) and follow general practices within the banking industry. Major policies and practices are described below. Effective February 1, 2010, the Company acquired First Market Bank, FSB, a privately held federally chartered savings bank (“First Market Bank” or “FMB”). Upon completion of the merger, the Company changed its name from Union Bankshares Corporation to Union First Market Bankshares Corporation. The acquisition of First Market Bank is discussed in Note 2 “Acquisitions” in these “Notes to the Consolidated Financial Statements” and the following footnotes do not contain any financial results of First Market Bank for the month of January 2010.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, which is a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Union First Market Bank (the “Bank”) and of Union Investment Services, Inc. Subsequent to the acquisition of First Market Bank, it was merged with the Company’s largest subsidiary, Union Bank and Trust Company, in February 2010 and the combined bank operates under the name Union First Market Bank. The remaining two affiliates, Northern Neck State Bank and Rappahannock National Bank were merged into Union First Market Bank during October 2010. Union Mortgage Group, Inc. (“Union Mortgage” or “UMG”) is a wholly owned subsidiary of Union First Market Bank. Union First Market Bank also has a non-controlling interest in Johnson Mortgage Company, L.L.C, which is accounted for under the equity method of accounting. The Company’s Statutory Trust I and II, wholly owned subsidiaries of the Company, were formed for the purpose of issuing redeemable Trust Preferred Capital Notes in connection with the Company’s acquisitions of Guaranty Financial Corporation in May 2004 and its wholly owned subsidiary, Guaranty Bank and Prosperity Bank & Trust Company in April 2006. Accounting Standards Codification (“ASC”) 860 Transfers and Servicing, precludes the Company from consolidating Statutory Trusts I and II. The subordinated debts payable to the trusts are reported as liabilities of the Company. All significant inter-company balances and transactions have been eliminated.

Variable Interest Entities - Current accounting guidance states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate the entity. It also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Management has evaluated the Company’s investment in variable interest entities. The Company’s primary exposure to variable interest entities are the trust preferred securities structures.

Currently, other than the impact described above from the deconsolidation of the trust preferred capital notes, this accounting guidance has not had a material impact on the financial condition or the operating results of the Company.

Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of goodwill and intangible assets, other real estate owned, deferred tax assets and liabilities, other-than-temporary impairment of securities and the fair value of financial instruments.

Business Combinations - Business combinations are accounted for under ASC 805 Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. Costs that the Company expects, but is not obligated to incur in the future, to effect its plan to exit an activity of an acquiree or to terminate the employment of or relocate an acquiree’s employees are not liabilities at the acquisition date. The Company will not recognize these costs as part of applying the acquisition method. Instead, the Company will recognize these costs in its post-combination financial statements in accordance with other applicable accounting guidance.

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

Additional information on acquisitions is disclosed in Note 2, “Acquisitions.”

Cash and Cash Equivalents - For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash, cash due from banks, interest-bearing deposits in other banks, money market investments, other interest-bearing deposits, and federal funds sold.

Investment Securities - Securities classified as available for sale are those debt and equity securities that management intends to hold for an indefinite period of time, including securities used as part of the Company’s asset/liability strategy, and that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Securities available for sale are reported at fair value, with unrealized gains or losses, net of deferred taxes, included in accumulated other comprehensive income in stockholders’ equity.

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

Loans Held for Sale - Loans originated and intended for sale in the secondary market are sold, servicing released and carried at the lower of cost or estimated fair value, which is determined in the aggregate based on sales commitments to permanent investors or on current market rates for loans of similar quality and type. In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. As a result, loans held for sale are stated at fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans - The Company originates commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and residential real estate loans (including acquisition and development loans and residential construction loans) throughout its market area. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in those markets.

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

Nonaccruals, Past Dues, and Charge-offs

The policy for placing commercial loans on nonaccrual status is generally when the loan is 90 days delinquent unless the credit is well secured and in process of collection, but in any event no later than 180 days past due. Consumer loans (consumer construction, mortgages, indirect auto and marine, HELOCs, credit cards and other) are typically charged-off when management judges the loan to be uncollectible or the borrower files for bankruptcy, but no later than 120 days past due and generally not placed on nonaccrual status prior to charge off. Commercial loans are typically written down to net realizable value when it is determined that the Company will be unable to collect the principal amount in full and the amount of the loss is estimable, in any event no later than 180 days. All classes of loans are considered past due or delinquent when a contractual payment has not been satisfied. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal and interest is considered doubtful and in accordance with regulatory requirements.

For both the commercial and consumer loan segments, all interest accrued but not collected for loans placed on nonaccrual status or charged-off is reversed against interest income and accrual of interest income is terminated. Payments and interest on these loans are accounted for using the cost-recovery method by applying all payments received as a reduction to the outstanding principal balance until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The determination of future payments being reasonably assured varies depending on the circumstances present with the loan however; the timely payment of contractual amounts owed for six consecutive months is a primary indicator. In addition, the return of a loan to accrual status is considered and approved by the Company’s Special Assets Loan Committee.

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

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews consist of reviews by its Internal Audit group (or, prior to March 1, 2012, its Credit Administration group) and reviews performed by an independent third party. Upon origination each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk, and this risk rating scale is the Company’s primary credit quality indicator. Consumer loans are generally not risk rated, the primary credit quality indicator for this portfolio segment is delinquency status. The Company has various committees that review and ensure that the allowance for loan losses methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.

The Company’s ALL consists of specific, general and unallocated components.

Specific Reserve Component - The specific reserve component relates to impaired loans exceeding $500,000. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Upon being identified as impaired, an allowance is established when the discounted cash flows of the impaired loan is lower than the carrying value of that loan for loans not considered to be collateral dependent. The significant majority of the Company’s impaired loans are collateral dependent. The impairment of collateral dependent loans is measured based on the fair value of the underlying collateral (based on independent appraisals), less selling costs, compared to the carrying value of the loan. The Company obtains independent appraisals from a pre-approved list of independent, third party, appraisal firms located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal real estate valuation group performs either a technical or administrative review of all appraisals obtained. A technical review will ensure the overall quality of the appraisal while an administrative review ensures that all of the required components of an appraisal are present. Generally, independent appraisals are updated every 12 to 24 months or as necessary. The Company’s impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Adjustments to appraisals generally include discounts for continued market deterioration subsequent to the appraisal date. Any adjustments from the appraised value to carrying value are documented in the impairment analysis, which is reviewed and approved by senior credit administration officers and the Special Assets Loan Committee. External appraisals are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through broker price opinions or other valuations sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period.

General Reserve Component - The general reserve component covers non-impaired loans, and impaired loans below $500,000, and is derived from an estimate of credit losses adjusted for various environmental factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the product of net charge-off historical loss experience to the loan balance of the loan portfolio averaged during the preceding twelve quarters, as management has determined this to adequately reflect the losses inherent in the loan portfolio. The environmental factors consist of national, local and portfolio characteristics and are applied to both the commercial and consumer segments. The following table shows the types of environmental factors management considers:

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
Charge-off levels in portfolio
Credit concentrations / nature and volume of the portfolio

Unallocated Component - This component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At December 31, 2012, there were no material amounts considered unallocated as part of the allowance for loan losses.

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

Troubled Debt Restructurings - In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may subsequently be eligible to be removed from TDR status in periods subsequent to the restructuring depending on the performance of the loan. The Company reviews previously restructured loans quarterly in order to determine whether any have performed, subsequent to the restructure, at a level that would allow for them to be removed from TDR status. The Company generally would consider a change in this classification if the loan has performed under the restructured terms for a consecutive twelve month period and is no longer considered to be impaired.

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

Bank Premises and Equipment - Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on the type of asset involved. The Company’s policy is to capitalize additions and improvements and to depreciate the cost thereof over their estimated useful lives ranging from 3 to 40 years. Leasehold improvements are amortized over the shorter of the life of the related lease or the estimated life of the related asset. Maintenance, repairs, and renewals are expensed as they are incurred.

Goodwill and Intangible Assets - The Company’s intangible assets are comprised of goodwill and other intangible assets that were acquired in business combinations. ASC 350, Intangibles-Goodwill and Other (“ASC 350”), prescribes accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of ASC 350 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. The Company has determined that core deposit intangibles have a finite life, and therefore, will continue to be amortized over their estimated useful life.

Based on the annual testing during the second quarter of each year and the absence of impairment indicators subsequent to the evaluation date, the Company has recorded no impairment charges to date for goodwill or intangible assets.

Other Real Estate Owned (“OREO”) - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the carrying amount or fair value, less selling costs, at the date of foreclosure, establishing a new cost basis. When the carrying amount exceeds the acquisition date fair value, less selling costs, the excess is charged off against the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell, any valuation adjustments occurring from post acquisition reviews are charged to expense as incurred. Revenue and expenses from operations and changes in the valuation allowance are included in OREO and related costs disclosed in Note 18, “Other Operating Expenses.”

Transfers of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Bank Owned Life Insurance - The Company has purchased life insurance on certain key employees and directors. These policies are recorded at their cash surrender value ($54.8 million and $53.2 million at December 31, 2012 and 2011, respectively) and included in “Other assets” on the consolidated balance sheet. Income generated from polices is recorded as noninterest income.

Derivatives - Derivatives are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value. The Company’s derivatives are interest rate swap agreements. For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. For those derivatives designated as a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is recorded as a component of other comprehensive income. For the Company’s loan swaps, offsetting fair values are recorded in other assets and other liabilities with no net effect on other operating income.

Loan Fees - Fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. Deferred fees and costs are recorded as an adjustment to loans outstanding using a method that approximates a constant yield.

Stock Compensation Plan - The Company has adopted ASC 718 Compensation – Stock Compensation (“ASC 718”), which requires the costs resulting from all stock-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value of stock options. The market price of the Company’s common stock at the date of grant is used for nonvested stock awards. The model employs the following assumptions:

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

For more information and tables refer to Note 10, “Employee Benefits.”

Income Taxes - Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. The Company did not record any material interest or penalties for the periods ending December 31, 2012, 2011, or 2010 related to tax positions taken.

Advertising Costs - The Company follows a policy of charging the cost of advertising to expense as incurred. Advertising costs are disclosed in Note 18, “Other Operating Expenses.”

Earnings Per Common Share - Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Net income available to common stockholders deducts from net income the dividends and discount accretion on preferred stock. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and nonvested stock and are determined using the treasury stock method.

Comprehensive Income (Loss) - Comprehensive income (loss) represents all changes in equity that result from recognized transactions and other economic events of the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses under GAAP that are included in comprehensive income, but excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities and interest rate swaps.

Off Balance Sheet Credit Related Financial Instruments - In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Rate Lock Commitments - The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses and will not realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

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

Asset Prepayment Rates - The Company purchases amortizing loan pools and investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from the borrowers’ election to refinance the underlying mortgage based on market and other conditions. The purchase premiums and discounts associated with these assets are amortized or accreted to interest income over the estimated life of the related assets. The estimated life is calculated by projecting future prepayments and the resulting principal cash flows until maturity. Prepayment rate projections utilize actual prepayment speed experience and available market information on similar instruments. The prepayment rates form the basis for income recognition of premiums and discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored monthly and updated periodically to reflect actual activity and the most recent market projections.

Concentrations of Credit Risk - Most of the Company’s activities are with customers located in portions of Central and Tidewater Virginia. Securities Available for Sale and Loans also represent concentrations of credit risk and are discussed in Note 3 “Securities Available for Sale” and Note 4 “Loans and Allowance for Loan Losses,” respectively.

Reclassifications - The accompanying consolidated financial statements and accompanying notes, for prior periods reflect certain reclassifications in order to conform to the current presentation.

The primary reclassification that occurred during 2012 related to how the Company reports commissions paid on the origination of mortgage loans held for sale and debit and credit card interchange costs. Commissions paid on the origination of mortgage loans held for sale have been netted against the related gains on sales of mortgage loans revenue amounts. In addition, debit and credit card interchange costs incurred have been netted against the related debit and credit card interchange income. Management considers the net presentation to more accurately reflect the net contribution to the consolidated financial results for the mortgage segment and the debit and credit card products. As shown below, the results of the reclassifications are not considered material and have no effect on previously reported net income available to common shareholders and earnings per share (dollars in thousands):

	2012			2011			2010
	Prior Presentation	Reclass	Current Presentation	Prior Presentation	Reclass	Current Presentation	Prior Presentation	Reclass	Current Presentation
Net Interest Income after provision	$142,155	$—	$142,155	$139,560	$—	$139,560	$127,208	$—	$127,208
Noninterest income	$59,018	$(17,950)	$41,068	$43,777	$(10,813)	$32,964	$47,298	$(13,081)	$34,217
Noninterest expense	$151,429	$(17,950)	$133,479	$141,628	$(10,813)	$130,815	$143,001	$(13,081)	$129,920
Income tax expense	$14,333	—	$14,333	$11,264	—	$11,264	$8,583	—	$8,583
Net income	$35,411	—	$35,411	$30,445	—	$30,445	$22,922	—	$22,922

Recent Accounting Pronouncements - In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU were effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption was not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments were effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application was not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity. All changes in OCI must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. The Company adopted this guidance effective 2012, and has elected to present two separate but consecutive financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Public companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

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

In connection with the acquisition, the Company recorded $1.8 million of goodwill and $9,500 of core deposit intangibles. The core deposit intangible of $9,500 was expensed during 2011. The recorded goodwill was allocated to the community banking segment of the Company and is deductible for tax purposes.

The Company acquired the $72.5 million loan portfolio at a fair value discount of $1.7 million. The discount represents expected credit losses, adjustments to market interest rates and liquidity adjustments. The performing loan portfolio fair value estimate was $70.5 million and the impaired loan portfolio fair value estimate was $276,000.

Interest income on acquired loans for the years ended December 31, 2012 and 2011 was approximately $2.6 million and $3.3 million, respectively. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at December 31, 2012 and 2011 are as follows (dollars in thousands):

December 31, 2012:
Outstanding principal balance	$46,057
Carrying amount	$45,654

December 31, 2011:
Outstanding principal balance	$54,953
Carrying amount	$53,359

Loans obtained in the acquisition of the Harrisonburg branch for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments are not considered to be material to the Company’s consolidated assets.

The amounts of the Harrisonburg branch revenue and earnings included in the Company’s consolidated income statement for the year ended December 31, 2011, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2010, are presented in the pro forma table below. These results combine the historical results of the Harrisonburg branch into the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2010. In particular, no adjustments have been made to include provision for loan losses in 2010 on the acquired loan portfolio and related branch specific income taxes. The disclosure of the Harrisonburg branch post-acquisition revenue and net income were not practicable due to combining its operations with the Bank upon closing of the acquisition.

	Pro forma for the year ended December 31, (1)
	2011	2010
(dollars in thousands)
Total revenues	$234,450	$242,819
Net income	$31,847	$26,831

(1)

Proforma information is not presented for the year-ending December 31, 2012 since the acquisition occurred in 2011 and therefore the earnings for the year-ended December 31, 2012 already includes the impact of the prior year acquisition.

Acquisition related expenses associated with the acquisition of Harrisonburg branch were $426,000 for the year ended December 31, 2011, and are recorded in “Other operating expenses” in the Company’s consolidated statements of income. There were no acquisition related expenses related to the Harrisonburg branch for the year ended December 31, 2012. Such costs principally included system conversion and operations integration charges which have been expensed as incurred.

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

The FMB transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair values on the acquisition date. Assets acquired totaled $1.4 billion, including $981.5 million in net loans and $218.7 million in investment securities. Liabilities assumed were $1.3 billion, including $1.2 billion of deposits. In connection with the acquisition, the Company recorded $1.1 million of goodwill and $26.4 million of core deposit intangible. The core deposit intangible is being amortized over an average of 4.3 years using an accelerated method. In addition, the Company recorded $1.2 million related to a trademark intangible. This is being amortized over a three year time period. Based on the annual testing during the second quarter of each year and the absence of impairment indicators during the quarter ended December 31, 2012, the Company has recorded no impairment charges to date for goodwill or intangible assets.

Interest income on acquired loans for the years ended December 31, 2012 and 2011 was approximately $25.3 million and $36.9 million, respectively. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at December 31, 2012 and 2011 are as follows (dollars in thousands):

December 31, 2012:
Outstanding principal balance	$440,288
Carrying amount	$432,194

December 31, 2011:
Outstanding principal balance	$632,602
Carrying amount	$620,048

Loans obtained in the acquisition of FMB for which there is specific evidence of credit deterioration and for which it was probable that the Company would be unable to collect all contractually required principal and interest payments are not considered to be material to the Company’s consolidated assets.

3.	SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at December 31, 2012 and 2011 are summarized as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
December 31, 2012
U.S. government and agency securities	$2,581	$268	$—	$2,849
Obligations of states and political subdivisions	214,980	15,123	(325)	229,778
Corporate and other bonds	7,353	173	(314)	7,212
Mortgage-backed securities	335,327	7,383	(536)	342,174
Other securities	3,277	92	—	3,369

	$563,518	$23,039	$(1,175)	$585,382

December 31, 2011
U.S. government and agency securities	$3,933	$351	$—	$4,284
Obligations of states and political subdivisions	189,117	11,337	(247)	200,207
Corporate and other bonds	12,839	188	(787)	12,240
Mortgage-backed securities	390,329	10,434	(445)	400,318
Other securities	3,044	77	(4)	3,117

Total securities	$599,262	$22,387	$(1,483)	$620,166

Due to restrictions placed upon the Company’s common stock investment in the Federal Reserve Bank of Richmond and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications. The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 6% of its outstanding capital. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $6.8 million and $6.7 million and FHLB stock in the amount of $13.9 million as of December 31, 2012 and 2011.

The following table presents the amortized cost and estimated fair value of securities available for sale as of December 31, 2012 and 2011, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,346	$2,372	$6,046	$6,098
Due after one year through five years	16,413	17,016	18,771	19,408
Due after five years through ten years	69,164	73,501	76,044	80,214
Due after ten years	472,318	489,124	495,357	511,329
Other securities	3,277	3,369	3,044	3,117

Total securities available for sale	$563,518	$585,382	$599,262	$620,166

Securities with an amortized cost of $183.7 million and $172.1 million as of December 31, 2012 and 2011, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to see if adjustments are needed. The primary cause of temporary impairments was the increase in spreads over comparable Treasury bonds. As of December 31, 2012, there were $2.2 million, or 2 issues, of individual securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $356,000 and consisted of municipal obligations and corporate bonds. As of December 31, 2011, there were $4.9 million, or 5 issues, of individual securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $721,000 and consisted primarily of municipal obligations and corporate bonds.

During each quarter the Company conducts an assessment of the securities portfolio for other-than-temporary impairment (“OTTI”) consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is OTTI if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the year ended December 31, 2012, and in accordance with the guidance, no OTTI was recognized.

Based on the assessment for the quarter ended September 30, 2011 and in accordance with the guidance, the Company determined that a single issuer trust preferred security incurred credit-related OTTI of $400,000, which was recognized in earnings for the quarter ended September 30, 2011. There is a possibility that the Company will sell the security before recovering all unamortized costs. The significant inputs the Company considered in determining the amount of the credit loss are as follows:

•	The assessment of security credit rating agencies and research performed by third parties;

•	The continued interest payment deferral by the issuer;

•	The lack of improving asset quality of the issuer and worsening economic conditions; and

•	The security is thinly traded and trading at its historical low, below par.

OTTI recognized for the periods presented is summarized as follow (dollars in thousands):

OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2011	$400
Cumulative credit losses on investment securities	—
Additions for credit losses not previously regognized	—

Cumulative credit losses on investment securities, through December 31, 2012	$400

The following tables present the gross unrealized losses and fair values as of December 31, 2012 and 2011, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
December 31, 2012
Obligations of states and political subdivisions	$22,397	$(283)	$649	$(42)	$23,046	$(325)
Mortgage-backed securities	86,183	(536)	—	—	86,183	(536)
Corporate bonds and other securities	—	—	1,555	(314)	1,555	(314)

Totals	$108,580	$(819)	$2,204	$(356)	$110,784	$(1,175)

December 31, 2011
Obligations of states and political subdivisions	$5,429	$(152)	$1,090	$(95)	$6,519	$(247)
Mortgage-backed securities	97,203	(445)	—	—	97,203	(445)
Corporate bonds and other securities	2,342	(165)	3,790	(626)	6,132	(791)

Totals	$104,974	$(762)	$4,880	$(721)	$109,854	$(1,483)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of unearned income, and consist of the following at December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Commercial:
Commercial Construction	$202,344	$185,359
Commercial Real Estate - Owner Occupied	513,671	452,407
Commercial Real Estate - Non-Owner Occupied	682,760	655,083
Raw Land and Lots	205,726	214,284
Single Family Investment Real Estate	233,395	192,437
Commercial and Industrial	217,661	212,268
Other Commercial	47,551	44,403
Consumer:
Mortgage	220,567	219,646
Consumer Construction	33,969	20,757
Indirect Auto	157,518	162,708
Indirect Marine	36,586	39,819
HELOCs	288,092	277,101
Credit Card	21,968	19,006
Other Consumer	105,039	123,305

Total	$2,966,847	$2,818,583

The following table shows the aging of Company’s loan portfolio, by class, at December 31, 2012 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$—	$—	$—	$—	$5,781	$196,563	$202,344
Commercial Real Estate - Owner Occupied	2,105	153	1,711	247	2,206	507,249	513,671
Commercial Real Estate - Non-Owner Occupied	866	63	207	—	812	680,812	682,760
Raw Land and Lots	277	—	75	2,942	8,760	193,672	205,726
Single Family Investment Real Estate	1,819	261	756	326	3,420	226,813	233,395
Commercial and Industrial	506	270	441	79	2,036	214,329	217,661
Other Commercial	70	182	1	—	193	47,105	47,551
Consumer:
Mortgage	5,610	2,244	3,017	—	747	208,949	220,567
Consumer Construction	157	—	—	—	235	33,577	33,969
Indirect Auto	2,504	276	329	21	—	154,388	157,518
Indirect Marine	67	—	114	—	158	36,247	36,586
HELOCs	3,063	640	1,239	845	1,325	280,980	288,092
Credit Card	269	101	397	—	—	21,201	21,968
Other Consumer	1,525	487	556	105	533	101,833	105,039

Total	$18,838	$4,677	$8,843	$4,565	$26,206	$2,903,718	$2,966,847

The following table shows the aging of Company’s loan portfolio, by class, at December 31, 2011 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$—	$—	$490	$—	$10,276	$174,593	$185,359
Commercial Real Estate - Owner Occupied	520	—	2,482	1,292	5,962	442,151	452,407
Commercial Real Estate - Non-Owner Occupied	190	64	2,887	1,133	2,031	648,778	655,083
Raw Land and Lots	94	1,124	—	5,623	13,322	194,121	214,284
Single Family Investment Real Estate	779	70	3,637	388	5,048	182,515	192,437
Commercial and Industrial	601	185	3,369	392	5,297	202,424	212,268
Other Commercial	—	25	—	—	238	44,140	44,403
Consumer:
Mortgage	6,748	412	3,804	—	240	208,442	219,646
Consumer Construction	—	—	—	—	207	20,550	20,757
Indirect Auto	2,653	416	443	40	7	159,149	162,708
Indirect Marine	189	795	—	—	544	38,291	39,819
HELOCs	1,678	547	820	865	885	272,306	277,101
Credit Card	245	184	323	—	—	18,254	19,006
Other Consumer	1,421	443	1,657	164	777	118,843	123,305

Total	$15,118	$4,265	$19,912	$9,897	$44,834	$2,724,557	$2,818,583

Nonaccrual loans totaled $26.2 million and $44.8 million at December 31, 2012 and 2011, respectively. Had these loans performed in accordance with their original terms, interest income of approximately $1.3 million, $1.3 million, and $1.0 million would have been recorded in 2012, 2011, and 2010, respectively. There were no nonaccrual loans excluded from impaired loan disclosure at December 31, 2012 and 2011. Loans past due 90 days or more and accruing interest totaled $8.8 million and $19.9 million at December 31, 2012 and 2011, respectively.

The following table shows purchased impaired commercial and consumer loan portfolios, by class, and their delinquency status through December 31, 2012 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Real Estate - Owner Occupied	$—	$193	$54	$247
Raw Land and Lots	—	81	2,861	2,942
Single Family Investment Real Estate	—	14	312	326
Commercial and Industrial	—	79	—	79
Consumer:
Indirect Auto	3	2	16	21
HELOCs	—	51	794	845
Other Consumer	—	—	105	105

Total	$3	$420	$4,142	$4,565

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

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. At December 31, 2012, the Company had $155.4 million in loans considered to be impaired of which $13.0 million were collectively evaluated for impairment and $142.4 million were individually evaluated for impairment. The following table shows the Company’s impaired loans individually evaluated for impairment (including purchased impaired loans), by class, at December 31, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$28,212	$28,695	$—	$28,925	$1,237
Commercial Real Estate - Owner Occupied	13,356	13,449	—	14,362	773
Commercial Real Estate - Non-Owner Occupied	13,997	14,076	—	15,153	768
Raw Land and Lots	40,421	40,485	—	43,162	1,537
Single Family Investment Real Estate	5,348	6,046	—	6,887	242
Commercial and Industrial	1,582	1,610	—	1,926	105
Consumer:
Mortgage	857	857	—	892	43
Indirect Auto	4	4	—	8	—
Indirect Marine	158	283	—	283	3
HELOCs	1,330	1,429	—	1,481	5
Other Consumer	125	127	—	129	—

Total impaired loans without a specific allowance	$105,390	$107,061	$—	$113,208	$4,713

Loans with a specific allowance
Commercial:
Commercial Construction	$3,786	$3,834	$596	$4,614	$157
Commercial Real Estate - Owner Occupied	2,699	2,838	698	2,878	30
Commercial Real Estate - Non-Owner Occupied	13,791	13,828	691	13,896	761
Raw Land and Lots	9,711	9,919	2,411	10,656	145
Single Family Investment Real Estate	1,740	1,826	499	1,953	47
Commercial and Industrial	2,413	2,573	603	2,584	31
Other Commercial	134	134	28	134	—
Consumer:
Mortgage	545	549	154	550	—
Consumer Construction	235	262	106	230	—
HELOCs	1,563	1,630	942	1,840	25
Other Consumer	408	438	193	438	2

Total impaired loans with a specific allowance	$37,025	$37,831	$6,921	$39,773	$1,198

Total loans individually evaluated for impairment	$142,415	$144,892	$6,921	$152,981	$5,911

At December 31, 2011, the Company had $255.1 million in loans considered to be impaired of which $12.3 million were collectively evaluated for impairment and $242.8 million were individually evaluated for impairment. The following table shows the Company’s impaired loans individually evaluated for impairment (including purchased impaired loans), by class, at December 31, 2011 (dollars in thousands):

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

For the years ended December 31, 2012, 2011, and 2010, the average investment in impaired loans was $153.0 million, $251.3 million, and $297.9 million, respectively. The interest income recorded on impaired loans was approximately $5.9 million, $10.1 million, and $12.1 million in 2012, 2011 and 2010, respectively.

The Company considers troubled debt restructurings to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Included in the impaired loan disclosure above are $63.5 million of loans considered to be troubled debt restructurings as of December 31, 2012. All loans that are considered to be TDRs are specifically evaluated for impairment in accordance with the Company’s allowance for loan loss methodology. For the year ended December 31, 2012, the recorded investment in restructured loans prior to modification was not materially impacted by the modification.

The following table provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012			December 31, 2011
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	5	$4,549	$73	14	$21,461	$3,185
Commercial Real Estate - Owner Occupied	11	6,009	—	11	7,996	180
Commercial Real Estate - Non-Owner Occupied	10	13,103	—	16	21,777	13
Raw Land and Lots	13	22,886	—	15	32,450	1
Single Family Investment Real Estate	6	928	—	12	8,525	—
Commercial and Industrial	5	1,041	—	12	4,991	204
Other Commercial	1	236	—	4	864	—
Consumer:
Mortgage	12	2,256	—	1	507	—
Other Consumer	4	460	—	2	263	—

Total performing	67	$51,468	$73	87	$98,834	$3,583

Nonperforming
Commercial:
Commercial Construction	4	$4,260	$—	5	$5,353	$—
Commercial Real Estate - Owner Occupied	3	1,079	—	—	—	—
Commercial Real Estate - Non-Owner Occupied	2	514	—	2	292	—
Raw Land and Lots	2	4,032	—	6	4,342	—
Single Family Investment Real Estate	2	427	—	4	1,342	—
Commercial and Industrial	7	1,251	—	3	1,134	—
Consumer:
Mortgage	1	202	—	5	1,076	—
Indirect Marine	1	158	—	—	—	—
Other Consumer	1	68	—	1	265	—

Total nonperforming	23	$11,991	$—	26	$13,804	$—

Total performing and nonperforming	90	$63,459	$73	113	$112,638	$3,583

The Company considers a default of a restructured loan to occur when subsequent to the restructure, the borrower is 90 days past due or results in foreclosure and repossession of the applicable collateral. The following table shows, by class and modification type, TDRs that occurred during the year ended December 31, 2012 as well as TDRs that had a payment default during 2012 that had been restructured during the twelve month period preceding the default (dollars in thousands):

	All Restructurings		Restructurings with payment default
	No. of Loans	Recorded investment at period end	No. of Loans	Recorded investment at period end
Modified to interest only, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	1	$216	—	$—
Commercial Real Estate - Non-Owner Occupied	2	759	—	—
Raw Land and Lots	3	257	—	—
Single Family Investment Real Estate	2	173	—	—
Consumer:
Mortgage	1	124	—	—
Indirect Marine	1	158	1	158

Total interest only at market rate of interest	10	$1,687	1	$158

Term modification, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	5	$5,328	2	$1,356
Commercial Real Estate - Non-Owner Occupied	2	715	—	—
Raw Land and Lots	1	595	—	—
Commercial and Industrial	6	408	—	—
Consumer:
Mortgage	5	858	—	—
Indirect Marine	—	—	1	26
Other Consumer	4	460	—	—

Total loan term extended at a market rate	23	$8,364	3	$1,382

Term modification, below market rate
Commercial:
Commercial Real Estate - Owner Occupied	4	$647	—	$—
Raw Land and Lots	1	59	—	—
Consumer:
Mortgage	1	64	—	—
Other Consumer	1	68	—	—

Total loan term extended at a below market rate	7	$838	—	$—

Interest rate modification, below market rate
Commercial:
Commercial Real Estate - Non-Owner Occupied	2	$2,390	—	$—

Total interest only at below market rate of interest	2	$2,390	—	$—

Total	42	$13,279	4	$1,540

The following table shows, by class and modification type, TDRs that occurred during the year ended December 31, 2011 as well as TDRs that had a payment default during 2011 that had been restructured during the twelve month period preceding the default (dollars in thousands):

	All Restructurings		Restructurings with payment default
	No. of Loans	Recorded investment at period end	No. of Loans	Recorded investment at period end
Modified to interest only, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	2	$398	—	$—
Commercial Real Estate - Non-Owner Occupied	1	218	—	—
Raw Land and Lots	1	341	1	341
Single Family Investment Real Estate	1	93	—	—

Total interest only at market rate of interest	5	$1,050	1	$341

Term modification, at a market rate
Commercial:
Commercial Construction	15	$22,223	—	$—
Commercial Real Estate - Owner Occupied	5	4,908	—	—
Commercial Real Estate - Non-Owner Occupied	16	21,551	—	—
Raw Land and Lots	13	25,784	—	—
Single Family Investment Real Estate	11	7,279	—	—
Commercial and Industrial	13	5,763	2	422
Other Commercial	4	864	—	—
Consumer:
Mortgage	4	538	—	—
Other Consumer	3	527	—	—

Total loan term extended at a market rate	84	$89,437	2	$422

Term modification, below market rate
Commercial:
Commercial Construction	4	$4,591	—	$—
Commercial Real Estate - Owner Occupied	2	546	—	—
Raw Land and Lots	5	4,786	—	—
Single Family Investment Real Estate	4	2,495	1	1,390
Commercial and Industrial	2	362	—	—
Consumer:
Mortgage	1	507	—	—

Total loan term extended at a below market rate	18	$13,287	1	$1,390

Total	107	$103,774	4	$2,153

The following table shows the allowance for loan loss activity, portfolio segment types, balances for allowance for loan losses, and loans based on impairment methodology for the year ended December 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of the year	$27,891	$11,498	$81	$39,470
Recoveries credited to allowance	589	1,122	—	1,711
Loans charged off	(12,852)	(5,613)	—	(18,465)
Provision charged to operations	9,193	3,100	(93)	12,200

Balance, end of period	$24,821	$10,107	$(12)	$34,916

Ending balance: individually evaluated for impairment	5,404	1,395	—	6,799

Ending balance: collectively evaluated for impairment	19,295	8,712	(12)	27,995

Ending balance: loans acquired with deteriorated credit quality	122	—	—	122

Total	$24,821	$10,107	$(12)	$34,916

Loans:
Ending balance: individually evaluated for impairment	$133,596	$4,254	$—	$137,850

Ending balance: collectively evaluated for impairment	1,965,918	858,514	—	2,824,432

Ending balance: loans acquired with deteriorated credit quality	3,594	971	—	4,565

Total	$2,103,108	$863,739	$—	$2,966,847

The following table shows the allowance for loan loss activity, portfolio segment types, balances for allowance for credit losses, and loans based on impairment methodology for the year ended December 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of the year	$28,255	$10,189	$(38)	$38,406
Recoveries credited to allowance	924	1,206	—	2,130
Loans charged off	(10,891)	(6,975)	—	(17,866)
Provision charged to operations	9,603	7,078	119	16,800

Balance, end of year	$27,891	$11,498	$81	$39,470

Ending balance: individually evaluated for impairment	8,982	1,231	—	10,213

Ending balance: collectively evaluated for impairment	18,824	10,267	81	29,172

Ending balance: loans acquired with deteriorated credit quality	85	—	—	85

Total	$27,891	$11,498	$81	$39,470

Loans:
Ending balance: individually evaluated for impairment	$229,535	$3,401	$—	$232,936

Ending balance: collectively evaluated for impairment	1,717,878	857,872	—	2,575,750

Ending balance: loans acquired with deteriorated credit quality	8,828	1,069	—	9,897

Total	$1,956,241	$862,342	$—	$2,818,583

The following table shows the allowance for loan loss activity, portfolio segment types, balances for allowance for credit losses, and loans based on impairment methodology for the year ended December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of the year				$30,484
Recoveries credited to allowance				2,103
Loans charged off				(18,549)
Provision charged to operations				24,368

Balance, end of year	$28,255	$10,189	$(38)	$38,406

Ending balance: individually evaluated for impairment	10,065	701	—	10,766

Ending balance: collectively evaluated for impairment	17,699	9,488	(38)	27,149

Ending balance: loans acquired with deteriorated credit quality	491	—	—	491

Total	$28,255	$10,189	$(38)	$38,406

Loans:
Ending balance: individually evaluated for impairment	$257,175	$3,758	$—	$260,933

Ending balance: collectively evaluated for impairment	1,669,650	892,671	—	2,562,321

Ending balance: loans acquired with deteriorated credit quality	12,800	1,199	—	13,999

Total	$1,939,625	$897,628	$—	$2,837,253

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

The following table shows all loans, excluding purchased impaired loans, in the commercial portfolios by class with their related risk rating as of December 31, 2012. The risk rating information has been updated through December 31, 2012 (dollars in thousands):

	1-3	4	5	6	7	8	Total
Commercial Construction	$5,504	$117,769	$14,637	$33,815	$30,619	$—	$202,344
Commercial Real Estate - Owner Occupied	145,977	321,486	15,197	19,051	11,713	—	513,424
Commercial Real Estate - Non-Owner Occupied	161,343	417,412	48,840	34,646	20,519	—	682,760
Raw Land and Lots	3,943	114,053	13,260	29,194	42,148	186	202,784
Single Family Investment Real Estate	43,705	156,636	12,111	13,150	7,467	—	233,069
Commercial and Industrial	68,308	120,442	10,584	12,064	6,045	139	217,582
Other Commercial	14,189	18,260	10,710	3,489	844	59	47,551

Total	$442,969	$1,266,058	$125,339	$145,409	$119,355	$384	$2,099,514

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

The following table shows only purchased impaired loans in the commercial portfolios by class with their related risk rating as of December 31, 2012. The credit quality indicator information has been updated through December 31, 2012 (dollars in thousands):

	5	6	7	8	Total
Commercial Real Estate - Owner Occupied	$—	$—	$247	$—	$247
Raw Land and Lots	—	—	2,942	—	2,942
Single Family Investment Real Estate	312	—	14	—	326
Commercial and Industrial	—	—	79	—	79

Total	$312	$—	$3,282	$—	$3,594

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

The following shows changes in the Company’s acquired loan portfolio and accretable yield for the years ended December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$5,140	$9,897	$9,010	$663,510	$8,169	$13,999	$13,589	$799,898
Additions	—	—	—	—	122	276	1,593	70,524
Accretion	(353)	—	(3,660)	—	(66)	—	(6,172)	—
Charge-offs, net	(1,640)	(412)	—	(2,320)	(3,073)	(1,329)	—	(5,988)
Transfers to OREO	—	(2,371)	—	(2,895)	(12)	(174)	—	(2,341)
Payments received, net	—	(2,549)	—	(185,012)	—	(2,875)	—	(198,583)

Balance at end of period	$3,147	$4,565	$5,350	$473,283	$5,140	$9,897	$9,010	$663,510

5.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2012 and 2011 are as follows (dollars in thousands):

	2012	2011
Land	$24,493	$25,749
Land improvements and buildings	62,721	63,790
Leasehold improvements	5,290	5,206
Furniture and equipment	37,707	37,496
Equipment lease	62	62
Construction in progress	6,634	6,297

Total	136,907	138,600
Less accumulated depreciation and amortization	51,498	48,011

Bank premises and equipment, net	$85,409	$90,589

Depreciation expense for 2012, 2011, and 2010 was $6.6 million, $6.7 million, and $6.5 million, respectively. Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2012 are as follows for the years ending (dollars in thousands):

2013	$5,180
2014	4,888
2015	4,512
2016	3,812
2017	3,577
Thereafter	13,524

Total of future payments	$35,493

The leases contain options to extend for periods up to 20 years. Rental expense for years ended December 31, 2012, 2011, and 2010 totaled $5.9 million, $4.9 million, and $5.2 million, respectively.

6.	INTANGIBLE ASSETS

Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years. In connection with the First Market Bank acquisition, the Company recorded $26.4 million of core deposit intangible and $1.2 million of trademark intangible. The core deposit intangible on that acquisition is being amortized over an average of 4.3 years using an accelerated method and the trademark intangible is being amortized over three years using the straight-line method.

The Harrisonburg branch core deposit intangible of $9,500 was expensed in the second quarter of 2011.

Information concerning intangible assets for years ended December 31, 2012 and 2011 is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2012
Amortizable core deposit intangibles	$46,615	$30,837	$15,778
Trademark intangible	1,200	1,167	33

December 31, 2011
Amortizable core deposit intangibles	$46,615	$25,901	$20,714
Trademark intangible	1,200	767	433

Amortization expense of core deposit intangibles for the years ended December 31, 2012, 2011, and 2010 totaled $4.9 million, $6.1 million, and $7.3 million, respectively. Amortization expense of the trademark intangibles for the year ended December 31, 2012 and 2011 both totaled $400,000, and December 31, 2010 was $367,000, respectively. As of December 31, 2012, the estimated remaining amortization expense of core deposit and trademark intangibles for each of the five succeeding fiscal years is as follows for the years ending (dollars in thousands):

2013	$3,830
2014	2,898
2015	2,463
2016	1,862
2017	1,437
Thereafter	3,321

Total estimated amortization expense	$15,811

7.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2012 and 2011 was $508.6 million and $551.6 million, respectively. As of December 31, 2012, the scheduled maturities of time deposits are as follows for the years ending (dollars in thousands):

2013	$608,632
2014	238,654
2015	87,058
2016	54,396
2017	43,915
Thereafter	85

Total scheduled maturities of time deposits	$1,032,740

The amount of time deposits held in Certificates of Deposit Account Registry Service accounts (i.e., CDARs) was $36.7 million and $39.9 million as of December 31, 2012 and 2011, respectively. These deposits had a maturity of less than one year.

The Company classifies deposit overdrafts as other consumer loans. As of December 31, 2012 and 2011, these deposits totaled $5.7 million and $1.3 million, respectively.

8.	BORROWINGS

Short-term Borrowings

Total short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Also included in total short-term borrowings are federal funds purchased, which are secured overnight borrowings from other financial institutions, and short-term Federal Home Loan Bank of Atlanta (“FHLB”) advances. Total short-term borrowings consist of the following as of December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Securities sold under agreements to repurchase	$54,270	$62,995
Other short-term borrowings	78,000	—

Total short-term borrowings	$132,270	$62,995

Maximum month-end outstanding balance	$154,116	$78,622
Average outstanding balance during the year	91,993	73,831
Average interest rate during the year	0.31%	0.49%
Average interest rate at end of year	0.28%	0.47%

Other short-term borrowings:
Federal Funds purchased	38,000	—
FHLB	40,000	—

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $87.0 million and $113.0 million at December 31, 2012 and 2011, respectively. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $802.2 million and $776.8 million at December 31, 2012 and 2011, respectively.

Long-term Borrowings

During the first quarter of 2004, the Company’s Statutory Trust I, a wholly owned subsidiary of the Company, issued a Trust Preferred Capital Note of $22.5 million through a pooled underwriting for an acquisition in 2004. The securities have an indexed London Interbank Offer Rate (“LIBOR”) floating rate (three month LIBOR rate plus 2.75%) which adjusts and is payable quarterly. The interest rate at December 31, 2012 was 3.06%. The capital securities were redeemable at par beginning on June 17, 2009 and quarterly thereafter until the securities mature on June 17, 2034. The principal asset of Statutory Trust I is $23.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes. Of the above amount, $696,000 is reflected as the Company’s investment in Statutory Trust I and reported as “Other assets” within the consolidated balance sheets.

During the first quarter of 2006, the Company’s Statutory Trust II, a wholly owned subsidiary of the Company, issued a Trust Preferred Capital Note of $36.0 million through a pooled underwriting for an acquisition in 2006. The securities have a LIBOR-indexed floating rate (three month LIBOR plus 1.40%) that adjusts and is payable quarterly. The interest rate at December 31, 2012 was 1.71% (see Note 19 “Derivatives” for further discussion of the related cash flow hedge). The capital securities were redeemable at par on June 15, 2011 and quarterly thereafter until the securities mature on June 15, 2036. The principal asset of Statutory Trust II is $37.1 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital notes. Of this amount, $1.1 million is reflected as the Company’s investment in Statutory Trust II reported as “Other assets” within the consolidated balance sheets.

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

As part of the acquisition of FMB, the Company assumed subordinated debt with terms of LIBOR plus 1.45% and a maturity date of April 2016. At December 31, 2012 the carrying value of the subordinated debt, net of the purchase accounting discount, was $15.9 million.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s consolidated balance sheet. In accordance with Accounting Statements Codification (“ASC”) 470-50, Modifications and Extinguishments, the Company will amortize this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings on the Company’s consolidated income statement. Amortization expense for the years ended December 31, 2012 and 2011 was $612,000 and $0.

As of December 31, 2012, the advances from the FHLB consist of the following (dollars in thousands):

Long Term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Conversion Date	Option Frequency	Advance Amount

Adjustable Rate Credit	0.44%	0.75%	8/23/2022	n/a	n/a	$55,000
Adjustable Rate Credit	0.45%	0.76%	11/23/2022	n/a	n/a	65,000
Adjustable Rate Credit	0.45%	0.76%	11/23/2022	n/a	n/a	10,000
Adjustable Rate Credit	0.45%	0.76%	11/23/2022	n/a	n/a	10,000

						$140,000

As of December 31, 2011, the advances from the FHLB consisted of the following (dollars in thousands):

Long Term Type	Interest Rate	Maturity Date	Conversion Date	Option Frequency	Advance Amount

Convertible	3.60%	5/23/2018	5/23/2013	Once	$65,000
Convertible	3.84%	8/22/2018	8/22/2013	Once	55,000
Convertible	3.60%	5/23/2018	5/23/2013	Once	10,000
Convertible	3.60%	5/23/2018	5/23/2013	Once	10,000

					$140,000

The carrying value of the loans and securities pledged as collateral for FHLB advances totaled $1.0 billion and $849.5 million as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, the contractual maturities of adjustable rate long-term debt are as follows for the years ending (dollars in thousands):

	Subordintated Debt	FHLB Advances	Prepayment Penalty	Total Long-term Borrowings
2013	$—	$—	$(1,744)	$(1,744)
2014	—	—	(1,787)	(1,787)
2015	—	—	(1,831)	(1,831)
2016	15,870	—	(1,882)	13,988
2017	—	—	(1,923)	(1,923)
Thereafter	—	140,000	(9,888)	130,112

Total long-term borrowings	$15,870	$140,000	$(19,055)	$136,815

9.	INCOME TAXES

The Company files income tax returns in the U. S., the Commonwealth of Virginia, and other states. With few exceptions, the Company is no longer subject to U. S. federal or state income tax examinations by tax authorities for years prior to 2009.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Deferred tax assets:
Allowance for loan losses	$12,221	$13,822
Benefit plans	1,429	1,300
Nonaccrual loans	1,148	1,577
Purchase accounting	2,980	5,110
Stock grants	1,232	888
Other real estate owned	2,709	985
Other	1,018	830

Total deferred tax assets	22,737	24,512

Deferred tax liabilities:
Purchase accounting	$6,057	$8,135
Securities available for sale	6,101	6,158
Other	899	794

Total deferred tax liabilities	13,057	15,087

Net deferred tax asset	$9,680	$9,425

In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies. Management believes it is more likely than not the Company will realize its deferred tax assets and, accordingly, no valuation allowance has been established.

The provision for income taxes charged to operations for the years ended December 31, 2012, 2011, and 2010 consists of the following (dollars in thousands):

	2012	2011	2010

Current tax expense	$14,528	$11,879	$9,856
Deferred tax expense (benefit)	(195)	(615)	(1,273)

Income tax expense	$14,333	$11,264	$8,583

The income tax expense differs from the amount of income tax determined by applying the U. S. federal income tax rate to pretax income for the years ended December 31, 2012, 2011, and 2010, due to the following (dollars in thousands):

	2012	2011	2010

Computed “expected” tax expense	$17,411	$14,600	$11,027
(Decrease) in taxes resulting from:
Tax-exempt interest income, net	(2,614)	(2,681)	(2,513)
Other, net	(464)	(655)	69

Income tax expense	$14,333	$11,264	$8,583

The effective tax rates were 28.8%, 27.1%, and 27.2%, for years ended December 31, 2012, 2011, and 2010, respectively. Tax credits totaled $217,000, $203,000, and $132,000, for the years ended December 31, 2012, 2011, and 2010, respectively.

10.	EMPLOYEE BENEFITS

The Company has a 401(k) Plan that allows employees to make contributions for retirement. The 401(k) Plan provides for the Company to match employee contributions based on each employee’s contribution percentage. For each employee’s 1% through 3% dollar contributions, the Company will match 100% of such dollar contributions, and for each employee’s 4% through 5% dollar contributions, the Company will match 50% of such dollar contributions. The Bank also has an Employee Stock Ownership Plan (“ESOP”). All full and part-time employees of the Bank with 1,000 hours of service are eligible to participate in the ESOP. The Company makes discretionary profit sharing contributions into the 401(k) Plan, ESOP and in cash. Company discretionary contributions to both the 401(k) Plan and the ESOP are allocated to participant accounts in proportion to each participant’s compensation and vest over five and six year periods, respectively. Employee contributions to the ESOP are not allowed.

The following were payments made to Bank employees, in accordance with the plans described above, in 2012, 2011, and 2010 (dollars in thousands):

	2012	2011	2010
401(k) Plan	$1,427	$1,374	$1,574
ESOP	1,896	1,700	—
Cash	314	315	—

Total	$3,637	$3,389	$1,574

The Company made matching contributions to mortgage segment employees in accordance with the 401(k) plan described above of $588,000 in 2012, and $355,000 and $326,000, respectively, for 2011 and 2010.

The Company has an obligation to certain members of the Bank’s Board of Directors under deferred compensation plans in the amount of $957,000 and $1.0 million at December 31, 2012 and 2011, respectively. The expenses related to the deferred compensation plans were $84,000, $80,000, and $84,000 for the years ended December 31, 2012, 2011, and 2010, respectively. The Company owns life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations.

The Company’s Board of Directors has approved an annual incentive compensation plan as a means of attracting, rewarding and retaining key executives. Each annual plan, as it may be amended from time to time, is based on both corporate and individual objectives established annually for each participant. Each participant is evaluated within these two categories to determine eligibility and rate of incentive compensation based on performance. Salaries and benefits expense for incentive compensation under this plan was $835,000, $711,000, and $650,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) and the 2003 Stock Incentive Plan (the “2003 Plan”) provide for the granting of stock-based awards in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock to key employees of the Company and its subsidiaries. The Company issues new shares to satisfy stock-based awards. Under both plans, the option price cannot be less than the fair market value of the stock on the grant date, and the stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of 20% over a five year vesting schedule. The 2011 Plan became effective on January 1, 2011 after its approval by shareholders at the annual meeting of shareholders held on April 26, 2011. The following table summarizes the shares available in each plan as of December 31, 2012:

	2003 Plan (1)	2011 Plan
Beginning Authorization	525,000	1,000,000
Granted	(590,744)	(297,103)
Expired, forfeited, or cancelled	101,896	25,108

Remaining available for grant	36,152	728,005

(1)	The 2003 Plan expires in June 2013.

For the year ended December 31, 2012, the Company recognized stock-based compensation expense of approximately $1.3 million ($943,000 net of tax), or $0.05 per common share. For the years ended December 31, 2011 and 2010, the Company recognized stock-based compensation expense of approximately $717,000 and $778,000, respectively ($552,000 and $567,000, respectively, net of tax), or $0.02 per common share in both years.

Stock Options

The following table summarizes the stock option activity for the last three years:

	Number of Stock Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance, December 31, 2009	216,180	$21.03	187,224	$20.24
Granted	130,000	16.40
Exercised	(7,016)	8.66
Forfeited	(14,388)	20.52

Balance, December 31, 2010	324,776	19.38	183,544	20.90
Granted	134,046	12.11
Exercised	(29,625)	10.21
Forfeited	(6,447)	17.22

Balance, December 31, 2011	422,750	17.70	184,985	22.28
Granted	131,657	14.40
Exercised	(2,376)	12.11
Forfeited	(51,453)	17.11

Balance, December 31, 2012	500,578	16.92	218,825	20.59

A summary of options outstanding at December 31, 2012 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		$12.11	122,876	8.26 yrs	$12.11	24,440	$12.11
$12.59	-	$14.08	4,850	6.72	$13.14	2,510	$13.02
		$14.40	116,658	9.15	$14.40	—	$0.00
		$14.82	1,000	7.42	$14.82	400	$14.82
		$16.45	104,861	7.32	$16.45	41,952	$16.45
$18.58	-	$20.41	51,090	0.54	$18.87	50,280	$18.84
$22.65		$23.50	60,113	1.37	$22.93	60,113	$22.93
		$27.51	3,750	2.58	$27.51	3,750	$27.51
		$27.62	16,270	4.08	$27.62	16,270	$27.62
		$31.57	19,110	3.07	$31.57	19,110	$31.57

$12.11	-	$31.57	500,578	6.26 yrs	$16.92	218,825	$20.59

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Dividend yield	2.47%	2.36%	2.48%
Expected life in years	7.0	7.0	7.0
Expected volatility	41.53%	41.02%	37.92%
Risk-free interest rate	1.24%	2.71%	3.23%

Weighted average fair value per option granted	$4.76	$4.31	$5.53

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of December 31, 2012:

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	500,578	218,825
Weighted average remaining contractual life in years	6.26	3.49
Weighted average exercise price on shares above water	$13.23	$12.23
Aggregate intrinsic value	$623,231	$27,350

There were two stock option awards exercised during 2012; the total intrinsic value and the fair value for the stock option awards exercised were approximately $7,400 and $36,000, respectively. Cash received from the exercise of stock options for the year ended December 31, 2012 was approximately $29,000, and the tax benefit realized from tax deductions associated with options exercised during the year was $2,600.

The fair value of all stock options vested during 2012 was approximately $279,000 and the total intrinsic value of all stock options outstanding was $623,000.

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

Nonvested Stock

The 2003 and the 2011 Stock Incentive Plans permit the granting of nonvested stock but are limited to one-third of the aggregate number of total awards granted. This equity component of compensation is divided between restricted (time-based) stock grants and performance-based stock grants. Generally, the restricted stock vests 50% on each of the third and fourth anniversaries from the date of the grant. The performance-based stock is subject to vesting on the third anniversary of the date of the grant based on the performance of the Company’s stock price. The value of the nonvested stock awards was calculated by multiplying the fair market value of the Company’s common stock on grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends (restricted stock), if any, except for the nonvested stock under the performance-based component (performance stock).

The following table summarizes nonvested stock activity for the year ended December 31, 2012:

	Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2011	146,557	$12.62
Granted	78,414	14.46
Vested	(11,747)	14.33
Forfeited	(25,524)	12.70

Balance, December 31, 2012	187,700	13.15

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of December 31, 2012 will be recognized as follows for the years ending (dollars in thousands):

	Stock Options	Restricted Stock	Total
2013	$338	$709	$1,047
2014	332	388	720
2015	253	116	369
2016	147	21	168
2017	28	—	28

Total	$1,098	$1,234	$2,332

At December 31, 2012, there was $2.3 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. The cost is expected to be recognized through 2017.

11.	COMMITMENTS AND CONTINGENCIES

Litigation Matters

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

At December 31, 2012, Union Mortgage had rate lock commitments to originate mortgage loans and loans held for sale. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

The following table presents the balances of commitments and contingencies (dollars in thousands):

	2012	2011

Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$844,766	$720,317
Standby letters of credit	45,536	38,068
Mortgage loan rate lock commitments	133,326	45,820

Total commitments with off-balance sheet risk	$1,023,628	$804,205

Commitments with balance sheet risk:
Loans held for sale	$167,698	$74,823

Total other commitments	$1,191,326	$879,028

(1)	Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 31, 2012 and 2011, the aggregate amount of daily average required reserves was approximately $14.2 million for both years, respectively.

The Company has approximately $6.7 million in deposits in other financial institutions. The Dodd-Frank Act, which was signed into law on July 21, 2010, provided unlimited deposit insurance coverage for transaction accounts through December 31, 2012. The Company had approximately $665,000 in deposits in other financial institutions that were uninsured at December 31, 2012.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 19 “Derivatives” in these “Notes to the Consolidated Financial Statements” for additional information.

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

	2012	2011
Balance at January 1	$29,416	$21,679
Advances	29,132	12,462
Repayments	(7,005)	(4,725)

Balance at December 31	$51,543	$29,416

The Company has also entered into deposit transactions with its directors, principal officers and affiliated companies in which they are principal stockholders, all of which are under the same terms as other customers. The aggregate amount of these deposit accounts was $22.2 million and $26.5 million at December 31, 2012 and 2011, respectively.

In February 2012, the Company entered into a stock purchase agreement with James Ukrop, a director of the Company, and a related trust. Pursuant to the agreement, the Company repurchased 335,649 shares of its common stock for an aggregate purchase price of $4,363,437, or $13.00 per share. The repurchase was funded with cash on hand. The Company transferred 115,384 of the repurchased shares to its Employee Stock Ownership Plan for $13.00 per share. The remaining 220,265 shares were retired. On February 6, 2012, the Company filed a Current Report on Form 8-K with respect to the agreement and repurchase.

In December 2012, the Company received authorization from its Board of Directors to purchase up to 750,000 shares of the Company’s common stock on the open market or in private transactions. The repurchase program was authorized through December 31, 2013. Subsequently, in December 2012, the Company entered into an agreement to purchase 750,000 shares of its common stock from Markel Corporation, the Company’s largest shareholder, for an aggregate purchase price of $11,580,000, or $15.44 per share. The repurchase was funded with cash on hand. Steven A. Markel, Vice Chairman of Markel Corporation, is a member of the Company’s Board of Directors. The Company retired the shares. On December 12 and 20, 2012 the Company filed Current Reports on Form 8-K with respect to authorization and repurchase.

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

There were approximately 309,952 shares underlying anti-dilutive options as of December 31, 2012, compared to 383,101 and 259,682 shares as of December 31, 2011, and 2010, respectively, which were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the years ended December 31, 2012, 2011, and 2010 (in thousands except per share data):

	Net Income Available to Common Stockholders (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2012
Basic EPS	$35,411	25,872	$1.37
Effect of dilutive stock awards	—	29	—

Diluted EPS	$35,411	25,901	$1.37

For the Year Ended December 31, 2011
Basic EPS	$27,769	25,981	$1.07
Effect of dilutive stock awards	—	29	—

Diluted EPS	$27,769	26,010	$1.07

For the Year Ended December 31, 2010
Basic EPS	$21,008	25,222	$0.83
Effect of dilutive stock awards	—	46	—

Diluted EPS	$21,008	25,268	$0.83

14.	REGULATORY MATTERS AND CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on financial statements of the Company and the subsidiary bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total Risk-Weighted Assets (as defined) and Tier 1 capital (as defined) to Average Assets (as defined) and Risk-Weighted Assets.

As of December 31, 2012, the most recent notification from the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank’s capital amounts and ratios are also presented in the following table at December 31, 2012 and 2011 (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes		Required in Order to Be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012
Total capital to risk weighted assets:
Consolidated	$454,444	14.57%	$249,487	8.00%	NA	NA
Union First Market Bank	438,860	14.14%	248,294	8.00%	$310,367	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	409,879	13.14%	124,743	4.00%	NA	NA
Union First Market Bank	394,296	12.70%	124,147	4.00%	186,220	6.00%
Tier 1 capital to average adjusted assets:
Consolidated	409,879	10.29%	159,408	4.00%	NA	NA
Union First Market Bank	394,296	9.94%	158,631	4.00%	198,288	5.00%

As of December 31, 2011
Total capital to risk weighted assets:
Consolidated	440,935	14.51%	243,128	8.00%	NA	NA
Union First Market Bank	423,991	14.02%	241,934	8.00%	$302,417	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	390,623	12.85%	121,564	4.00%	NA	NA
Union First Market Bank	373,778	12.36%	120,967	4.00%	181,450	6.00%
Tier 1 capital to average adjusted assets:
Consolidated	390,623	10.14%	154,037	4.00%	NA	NA
Union First Market Bank	373,778	9.78%	152,922	4.00%	191,153	5.00%

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

In February 2012, the Company repurchased 335,649 shares of its common stock for an aggregate purchase price of $4,363,437, or $13.00 per share. The repurchase was funded with cash on hand. The Company transferred 115,384 of the repurchased shares to its ESOP for $13.00 per share. The remaining 220,265 shares were retired. In December 2012, the Company repurchased and retired 750,000 shares of its common stock for an aggregate purchase price of $11,580,000, or $15.44 per share. The repurchase was funded with cash on hand.

15.	FAIR VALUE MEASUREMENTS

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

The Company uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during our validation as of December 31, 2012 and 2011.

The carrying value of restricted Federal Reserve Bank of Richmond and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011 (dollars in thousands):

	Fair Value Measurements at December 31, 2012 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS

Interest rate swap - loans	$—	$18	$—	$18
Securities available for sale:
U.S. government and agency securities	—	2,849	—	2,849
Obligations of states and political subdivisions	—	229,778	—	229,778
Corporate and other bonds	—	7,212	—	7,212
Mortgage-backed securities	—	342,174	—	342,174
Other securities	—	3,369	—	3,369

LIABILITIES

Interest rate swap - loans	$—	$18	$—	$18
Cash flow hedge - trust	—	4,489	—	4,489

	Fair Value Measurements at December 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap - loans	$—	$66	$—	$66
Securities available for sale:
U.S. government and agency securities	—	4,284	—	4,284
Obligations of states and political subdivisions	—	200,207	—	200,207
Corporate and other bonds	—	12,240	—	12,240
Mortgage-backed securities	—	400,318	—	400,318
Other securities	—	3,117	—	3,117

LIABILITIES
Interest rate swap - loans	$—	$66	$—	$66
Cash flow hedge - trust	—	4,293	—	4,293

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during December 31, 2012 and 2011. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other real estate owned

Fair values of OREO are carried at the lower of carrying value or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. Total valuation expenses related to OREO properties for December 31, 2012 and 2011 were $301,000 and $707,000, respectively.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at December 31, 2012 and 2011 (dollars in thousands):

	Fair Value Measurements at December 31, 2012 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$167,698	$—	$167,698
Impaired loans	—	—	30,104	30,104
Other real estate owned	—	—	32,834	32,834

	Fair Value Measurements at December 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$74,823	$—	$74,823
Impaired loans	—	—	63,423	63,423
Other real estate owned	—	—	32,263	32,263

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2012 (dollars in thousands):

	Fair Value Measurements at December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
ASSETS

Commercial Construction	$3,190	Market comparables	Discount applied to market comparables (1)	6%
Commercial Real Estate - Owner Occupied	2,001	Market comparables	Discount applied to market comparables (1)	13%
Commercial Real Estate - Non-Owner Occupied	13,100	Market comparables	Discount applied to market comparables (1)	9%
Raw Land and Lots	7,300	Market comparables	Discount applied to market comparables (1)	6%
Single Family Investment Real Estate	1,241	Market comparables	Discount applied to market comparables (1)	6%
Commercial and Industrial	1,810	Market comparables	Discount applied to market comparables (1)	23%
Other (2)	1,462	Market comparables	Discount applied to market comparables (1)	27%

Total Impaired Loans	30,104

Other real estate owned	32,834	Market comparables	Discount applied to market comparables (1)	33%

Total	$62,938

(1)	A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local market.
(2)	The “Other” category of the impaired loans section from the table above consists of Other Commercial, Mortgage, Consumer Construction, HELOCs, and Other Consumer.

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

Loans

The fair value of performing loans is estimated by discounting expected future cash flows using a yield curve that is constructed by adding a loan spread to a market yield curve. Loan spreads are based on spreads currently observed in the market for loans of similar type and structure. Fair value for impaired loans and their respective level within the fair value hierarchy, are described in the previous disclosure related to fair value measurements of assets that are measured on a nonrecurring basis.

Deposits

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Borrowings

The carrying value of the Company’s repurchase agreements is a reasonable estimate of fair value. Other borrowings are discounted using the current yield curve for the same type of borrowing. For borrowings with embedded optionality, a third party source is used to value the instrument. The Company validates all third party valuations for borrowings with optionality using Bloomberg’s derivative pricing functions.

Accrued interest

The carrying amounts of accrued interest approximate fair value.

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2012 and 2011, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2012 and 2011 are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2012 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$82,902	$82,902	$—	$—	$82,902
Securities available for sale	585,382	—	585,382	—	585,382
Restricted stock	20,687	—	20,687	—	20,687
Loans held for sale	167,698	—	167,698	—	167,698
Net loans	2,931,931	—	—	2,956,339	2,956,339
Interest rate swap - loans	18	—	18	—	18
Accrued interest receivable	19,663	—	19,663	—	19,663

LIABILITIES
Deposits	$3,297,767	$—	$3,309,149	$—	$3,309,149
Borrowings	329,395	—	309,019	—	309,019
Accrued interest payable	1,414	—	1,414	—	1,414
Cash flow hedge - trust	4,489	—	4,489	—	4,489
Interest rate swap - loans	18	—	18	—	18

		Fair Value Measurements at December 31, 2011 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$96,659	$96,659	$—	$—	$96,659
Securities available for sale	620,166	—	620,166	—	620,166
Restricted stock	20,661	—	20,661	—	20,661
Loans held for sale	74,823	—	74,823	—	74,823
Net loans	2,779,113	—	—	2,794,914	2,794,914
Interest rate swap - loans	66	—	66	—	66
Accrued interest receivable	16,626	—	16,626	—	16,626

LIABILITIES
Deposits	$3,175,105	$—	$3,191,256	$—	$3,191,256
Borrowings	278,686	—	277,374	—	277,374
Accrued interest payable	1,865	—	1,865	—	1,865
Cash flow hedge - trust	4,293	—	4,293	—	4,293
Interest rate swap - loans	66	—	66	—	66

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

The primary source of funds for the dividends paid by Union First Market Bankshares Corporation (the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2012, the aggregate amount of unrestricted funds, which could be transferred from the Company’s Bank to the Parent Company, without prior regulatory approval, totaled approximately $57.2 million, or 13.3%, of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY

BALANCE SHEETS

AS OF DECEMBER 31, 2012 and 2011

(Dollars in thousands)

	2012	2011

ASSETS
Cash	$6,505	$7,275
Bank premises and equipment, net	13,141	13,591
Other assets	4,593	3,837
Investment in subsidiaries	490,199	474,412

Total assets	$514,438	$499,115

LIABILITIES & STOCKHOLDERS’ EQUITY
Long-term borrowings	$9,375	$10,000
Trust preferred capital notes	60,310	60,310
Other liabilities	8,890	7,166

Total liabilities	78,575	77,476

Common stock	33,510	34,672
Surplus	176,635	187,493
Retained earnings	215,634	189,824
Accumulated other comprehensive income	10,084	9,650

Total stockholders’ equity	435,863	421,639

Total liabilities and stockholders’ equity	$514,438	$499,115

PARENT COMPANY

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2012, 2011, and 2010

(Dollars in thousands)

	2012	2011	2010
Income:
Interest and dividend income	$8	$624	$805
Management fee received from subsidiaries	—	—	23,957
Dividends received from subsidiaries	23,141	8,612	7,094
Equity in undistributed net income from subsidiaries	15,158	23,941	18,116
Gains on sale of securities, net	—	430	—
Gains (losses) on sale of fixed assets, net	—	(1)	448
Other operating income	1,155	1,616	—

Total income	39,462	35,222	50,420

Expenses:
Interest expense	3,152	2,627	2,037
Salaries and benefits	—	—	15,423
Occupancy expenses	586	590	1,043
Furniture and equipment expenses	—	1,023	1,794
Other operating expenses	313	537	7,201

Total expenses	4,051	4,777	27,498

Net income	35,411	30,445	22,922
Dividends paid on preferred stock	—	1,499	1,688
Amortization of discount on preferred stock	—	1,177	226

Net income available to common stockholders	$35,411	$27,769	$21,008

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010
Operating activities:
Net income	$35,411	$30,445	$22,922
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(15,158)	(23,941)	(18,116)
Tax benefit from exercise of equity-based awards	—	15	7
(Increase) decrease in other assets	(756)	6,135	(3,613)
Other, net	6,544	7,706	5,320

Net cash and cash equivalents provided by operating activities	26,041	20,360	6,520

Investing activities:
Sale of securities available for sale	—	12,421	3,994
Net decrease (increase) in bank premises and equipment	(2,119)	1,455	(274)
Payments for investments in and advances to subsidiaries	(629)	(11,287)	(5,547)

Net cash and cash equivalents provided by (used in) investing activities	(2,748)	2,589	(1,827)

Financing activities:
Net decrease in long-term borrowings	(625)	(625)	(625)
Cash dividends paid	(8,969)	(9,245)	(7,942)
Repurchase of preferred stock	—	(35,595)	—
Net issuance (repurchase) of common stock	(14,469)	574	352

Net cash and cash equivalents used in financing activities	24,063	(44,891)	(8,215)

Decrease in cash and cash equivalents	(770)	(21,942)	(3,522)
Cash and cash equivalents at beginning of the period	7,275	29,217	32,739

Cash and cash equivalents at end of the period	$6,505	$7,275	$29,217

17.	SEGMENT REPORTING

The Company has two reportable segments: a traditional full service community bank and a mortgage loan origination business. The community bank business for 2012 includes one subsidiary bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 90 retail locations in Virginia. The mortgage segment provides a variety of mortgage loan products principally in Virginia, North Carolina, South Carolina, Maryland and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimus risk.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2012, 2011, and 2010 are as follows (dollars in thousands):

	Community Bank	Mortgage	Eliminations	Consolidated Totals
For the Year Ended December 31, 2012
Net interest income	$153,024	$1,331	$—	$154,355
Provision for loan losses	12,200	—	—	12,200

Net interest income after provision for loan losses	140,824	1,331	—	142,155
Noninterest income	24,876	16,660	(468)	41,068
Noninterest expenses	119,976	13,971	(468)	133,479

Income before income taxes	45,724	4,020	—	49,744
Income tax expense	12,858	1,475	—	14,333

Net income	$32,866	$2,545	$—	$35,411

Total assets	$4,081,544	$187,836	$(173,515)	$4,095,865

For the Year Ended December 31, 2011
Net interest income	$155,045	$1,315	$—	$156,360
Provision for loan losses	16,800	—	—	16,800

Net interest income after provision for loan losses	138,245	1,315	—	139,560
Noninterest income	22,382	11,050	(468)	32,964
Noninterest expenses	121,490	9,793	(468)	130,815

Income before income taxes	39,137	2,572	—	41,709
Income tax expense	10,304	960	—	11,264

Net income	$28,833	$1,612	$—	$30,445

Total assets	$3,904,013	$84,445	$(81,371)	$3,907,087

For the Year Ended December 31, 2010
Net interest income	$149,353	$2,223	$—	$151,576
Provision for loan losses	24,368	—	—	24,368

Net interest income after provision for loan losses	124,985	2,223	—	127,208
Noninterest income	22,882	11,803	(468)	34,217
Noninterest expenses	121,381	9,007	(468)	129,920

Income before income taxes	26,486	5,019	—	31,505
Income tax expense	6,692	1,891	—	8,583

Net income	$19,794	$3,128	$—	$22,922

Total assets	$3,828,954	$82,255	$(73,962)	$3,837,247

18.	OTHER OPERATING EXPENSES

The following table presents the consolidated statements of income line “Other Operating Expenses” broken into greater detail for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands):

	2012	2011	2010
Printing, postage, and supplies	$2,649	$2,179	$2,251
Communications expense	3,070	2,931	2,595
Technology and data processing	7,510	7,795	6,963
Professional services	3,035	2,989	2,692
Marketing and advertising expense	5,473	5,869	5,441
FDIC assessment premiums and other insurance	2,373	4,936	5,268
Other taxes	3,017	2,838	1,686
Loan related expenses	2,254	2,058	1,408
OREO and related costs(1)	4,639	5,668	3,247
Amortization of core deposit premiums	5,336	6,522	7,630
Acquisition and conversion costs	—	426	8,715
Other expenses	6,074	5,715	6,453

Total other operating expenses	$45,430	$49,926	$54,349

(1)	OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

19.	DERIVATIVES

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

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815 Derivatives and Hedging, the trust swap is designated as a cash flow hedge, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense. The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item. There was no hedge ineffectiveness for this trust swap. At December 31, 2012, the fair value of the trust swap agreement was an unrealized loss of $4.5 million, the amount the Company would have expected to pay if the contract was terminated. The below liability is recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

Shown below is a summary of the derivative designated as a cash flow hedge at December 31, 2012 and 2011 (dollars in thousands):

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
As of December 31, 2012
Pay fixed - receive floating interest rate swaps	1	$36,000	$—	$4,489	0.31%	3.51%	4.46

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
As of December 31, 2011
Pay fixed - receive floating interest rate swaps	1	$36,000	$—	$4,293	0.58%	3.51%	5.46

During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values reported in other assets and other liabilities. Shown below is a summary regarding loan swap derivative activities at December 31, 2012 and 2011 (dollars in thousands):

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
As of December 31, 2012
Receive fixed - pay floating interest rate swaps	1	$744	$18	$—	4.58%	2.96%	9.59
Pay fixed - receive floating interest rate swaps	1	$744	$—	$18	2.96%	4.58%	9.59

	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
As of December 31, 2011
Receive fixed - pay floating interest rate swaps	2	$4,028	$66	$—	6.35%	2.77%	1.01
Pay fixed - receive floating interest rate swaps	2	$4,028	$—	$66	2.77%	6.35%	1.01

20.	Subsequent Events

On January 9, 2013, the Bank finalized a forbearance agreement with a borrower in which the Bank acquired 190,152.5 shares of common stock of Virginia National Bank, a national banking association, with an aggregate value of approximately $2.6 million in partial settlement of certain debt owed to the Bank. The common stock served as collateral securing loans made by the Bank to the borrower. The common stock acquired is recorded in Other Assets on the Bank’s consolidated balance sheet as of the year ended December 31, 2012.

On February 28, 2013, the Company’s Board of Directors authorized a share repurchase program to purchase up to 750,000 shares of the Company’s common stock on the open market or in private transactions. The authorization permits management to repurchase the Company’s shares from time to time at management’s discretion. The repurchase program is authorized through December 31, 2013.

On March 7, 2013, the Company entered into an agreement to purchase 500,000 shares of its common stock from Markel Corporation, the Company’s largest shareholder, for an aggregate purchase price of $9,500,000, or $19.00 per share. The repurchase was funded with cash on hand. Steven A. Markel, Vice Chairman of Markel Corporation, is a member of the Company’s Board of Directors. The Company retired the shares. On March 8, 2013 the Company filed Current Reports on Form 8-K with respect to the repurchase.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the past two years, there have been no changes in or reportable disagreement with the independent registered public accountants for the Company or any of its subsidiaries.

ITEM 9A. - CONTROLS AND PROCEDURES.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting appears on pages 58 through 59 hereof.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION. Not applicable.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, the Company’s audit committee and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders to be held April 23, 2013 (“Proxy Statement”), under the captions “Election of Directors,” and “Corporate Governance, Board Leadership, and Board Diversity.” The executive officers of the Company, and their respective titles and principal occupations, are listed below:

Name (Age)	Title and Principal Occupation During at Least the Past Five Years

G. William Beale (63)	Chief Executive Officer of the Company as of February 1, 2010; President and Chief Executive Officer of the Company from 1993 to February 1, 2010; President and Chief Executive Officer of Union Bank and Trust Company from 1991 to 2004; Chief Executive Officer of Union First Market Bank as of February 1, 2010.

Robert M. Gorman (54)	Executive Vice President and Chief Financial Officer since joining the Company in July 2012; previously with SunTrust Banks, Inc. as Senior Vice President and Director of Corporate Support Services in 2011 and Senior Vice President and Strategic Financial Officer from 2002 until 2011.

David J. Fairchild (61)	President of the Company as of February 1, 2010; Chief Executive Officer of First Market Bank, FSB from 2003 to February 1, 2010; President of First Market Bank from February 1, 2010 until the merger with Union Bank and Trust Company to form Union First Market Bank as of March 22, 2010; Executive Vice President and Chief Banking Officer of Union First Market Bank from March 22, 2010 to March 31, 2012.

John C. Neal (63)	President of Union First Market Bank since March 2010; Executive Vice President and Chief Banking Officer of the Company from 2005 to 2012; President and Chief Executive Officer of Union Bank and Trust Company from 2004 to March 22, 2010; Executive Vice President and Chief Operating Officer of Union Bank and Trust Company from 1997 to 2004. Mr. Neal serves on the Board of Directors of the Federal Home Loan Bank of Atlanta.

D. Anthony Peay (53)	Executive Vice President and, since April 1, 2012, Chief Banking Officer of Union First Market Bank; Chief Financial Officer of the Company from 1994 to July 2012; Executive Vice President of the Company since 2003.

Elizabeth M. Bentley (52)	Executive Vice President and Director of Retail Banking; joined the Company in 1998 as an Assistant Vice President; Vice President in 2002; Senior Vice President in 2005; Executive Vice President since 2007.

Rex A. Hockemeyer (59)	Executive Vice President and Director of Operations and Information Technology; joined the Company in April 2008; previously was responsible for information technology at First Financial Bancorp, Cincinnati, Ohio, and served as that holding company’s operations affiliate’s President and Chief Executive Officer beginning in 1999.

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

ITEM 11. - EXECUTIVE COMPENSATION.

This information is incorporated by reference from the Proxy Statement under the captions “Corporate Governance, Board Leadership, and Board Diversity,” “Named Executive Officers,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Executive Compensation,” and “Director Compensation.”

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, this information is incorporated by reference from the Proxy Statement under the caption “Ownership of Company Common Stock” and from Note 10 “Employee Benefits” contained in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

The following table summarizes information, as of December 31, 2012, relating to the Company’s 2003 and 2011 Stock Incentive Plans, pursuant to which grants of option to acquire shares of common stock may be awarded from time to time.

	Number of securities to be issued upon exercise of outstanding warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C) (1)
Equity compensation plans approved by security holders	500,578	$16.92	765,368

Total	500,578	$16.92	765,368

(1)	Consists of shares available for future issuance under the Company’s 2003 and 2011 Stock Incentive Plans .

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference from the Proxy Statement under the captions “Corporate Governance, Board Leadership, and Board Diversity” and “Interest of Directors and Officers in Certain Transactions.”

ITEM 14. - PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information is incorporated by reference from the Proxy Statement under the caption “Principal Accounting Fees.”

PART IV

ITEM 15. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets - December 31, 2012 and 2011;

•	Consolidated Statements of Income - Years ended December 31, 2012, 2011, and 2010;

•	Consolidated Statements of Comprehensive Income – Years ended December 31, 2012, 2011, and 2010;

•	Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2012, 2011 and 2010;

•	Consolidated Statements of Cash Flows - Years ended December 31, 2012, 2011 and 2010;

•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description

2.01	First Amended and Restated Agreement and Plan of Reorganization, entered into on June 19, 2009 and dated and made effective as of March 30, 2009, by and between Union Bankshares Corporation and First Market Bank, FSB (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 22, 2009)

3.01	Articles of Incorporation of Union First Market Bankshares Corporation, as amended (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 5, 2010)

3.02	Bylaws of Union First Market Bankshares Corporation, as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on March 6, 2013)

4.01	Warrant to Purchase up to 422,636 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 23, 2008)

10.01	Amended and Restated Management Continuity Agreement of G. William Beale (incorporated by reference to Exhibit 10.01 to Annual Report on Form 10-K filed on March 16, 2009)

10.02	Amended and Restated Employment Agreement of G. William Beale (incorporated by reference to Exhibit 10.02 to Annual Report on Form 10-K filed on March 16, 2009)

10.03	Amended and Restated Management Continuity Agreement of D. Anthony Peay (incorporated by reference to Exhibit 10.03 to Annual Report on Form 10-K filed on March 16, 2009)

10.04	Amended and Restated Management Continuity of John C. Neal (incorporated by reference to Exhibit 10.04 to Annual Report on Form 10-K filed on March 16, 2009)

10.05	Amended and Restated Management Continuity Agreement of Rawley H. Watson, III (incorporated by reference to Exhibit 10.06 to Annual Report on Form 10-K filed on March 16, 2009)

10.06	Amended and Restated Employment Agreement of John C. Neal (incorporated by reference to Exhibit 10.08 to Annual Report on Form 10-K filed on March 16, 2009)

10.07	Amended and Restated Employment Agreement of D. Anthony Peay (incorporated by reference to Exhibit 10.09 to Annual Report on Form 10-K filed on March 16, 2009)

10.08	Amended and Restated Management Continuity Agreement of Michael T. Leake (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on March 16, 2009)

10.09	Amended and Restated Employment, Settlement, Consulting and Noncompetition Agreement of David J. Fairchild (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 4, 2012)

10.10	Employment Agreement of Elizabeth M. Bentley (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 25, 2011)

10.11	Management Continuity Agreement of Elizabeth M. Bentley (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on October 25, 2011)

10.12	Amended and Restated Management Continuity Agreement of Robert M. Gorman (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 11, 2012)

10.13	Employment Agreement of Robert M. Gorman (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2012)

10.14	Union Bankshares Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 99.0 to Form S-8 Registration Statement; SEC file no. 333-113839)

10.15	Union First Market Bankshares Corporation 2011 Stock Incentive Plan (incorporated by reference to Form S-8 Registration Statement; SEC file no. 333-175808)

10.16	Union Bankshares Corporation Non-Employee Directors’ Stock Plan (incorporated by reference to Exhibit 99.0 to Form S-8 Registration Statement; SEC file no. 333-113842)

10.17	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Union Bankshares Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 23, 2008)

10.18	Registration Rights Agreement, dated February 1, 2010, by and among Union First Market Bankshares Corporation and the shareholders of First Market Bank, FSB (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 5, 2010)

10.19	Stock Purchase Agreement, dated as of February 2, 2012, by and between Union First Market Bankshares Corporation, and James E. Ukrop and the Third Amended and Restated James Edward Ukrop Revocable Trust Under Trust Agreement Dated as of September 24, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 6, 2012)

10.20	Stock Purchase Agreement, dated as of December 20, 2012, by and between Union First Market Bankshares Corporation and Markel Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 21, 2012)

10.21	Stock Repurchase Authorization, dated as of February 28, 2013, by the Board of Directors of Union First Market Bankshares Corporation (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 1, 2013)

10.22	Stock Purchase Agreement, dated as of March 7, 2013, by and between Union First Market Bankshares Corporation and Markel Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 8, 2013)

11.03	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report)

21.01	Subsidiaries of the Registrant (incorporated by reference to ITEM 1. – BUSINESS. GENERAL included in this Annual Report)

23.01	Consent of Yount, Hyde & Barbour, P.C.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.00	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011, and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union First Market Bankshares Corporation

By:	/s/ G. William Beale	Date: March 13, 2013
G. William Beale Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2013.

Signature	Title

/s/ L. Bradford Armstrong	Director
L. Bradford Armstrong

/s/ G. William Beale	Chief Executive Officer and
G. William Beale	Director (principal executive officer)

/s/ Douglas E. Caton	Director
Douglas E. Caton

/s/ David J. Fairchild	President and Director
David J. Fairchild

/s/ Robert M. Gorman	Executive Vice President and Chief Financial
Robert M. Gorman	Officer (principal financial and accounting officer)

/s/ Daniel I. Hansen	Director
Daniel I. Hansen

/s/ Ronald L. Hicks	Chairman of the Board of Directors
Ronald L. Hicks

/s/ Steven A. Markel	Director
Steven A. Markel

/s/ Patrick J. McCann	Director
Patrick J. McCann

/s/ Hullihen W. Moore	Director
Hullihen W. Moore

/s/ R. Hunter Morin	Director
R. Hunter Morin

/s/ W. Tayloe Murphy, Jr.	Vice Chairman of the Board of Directors
W. Tayloe Murphy, Jr.

/s/ Linda V. Schreiner	Director
Linda V. Schreiner

/s/ Raymond L. Slaughter	Director
Raymond L. Slaughter

/s/ Ronald L. Tillett	Director
Ronald L. Tillett

/s/ James E. Ukrop	Director

James E. Ukrop