Form 10-Q
period 2013-03-31
UNION FIRST MARKET BANKSHARES CORP
filed 2013-05-09
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The number of shares of common stock outstanding as of May 2, 2013 was 24,856,384

UNION FIRST MARKET BANKSHARES CORPORATION

FORM 10-Q

- i -

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,	March 31,
	2013	2012	2012
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$52,017	$71,426	$56,971
Interest-bearing deposits in other banks	24,715	11,320	53,878
Money market investments	1	1	179
Federal funds sold	160	155	155

Total cash and cash equivalents	76,893	82,902	111,183

Securities available for sale, at fair value	583,217	585,382	621,751
Restricted stock, at cost	17,956	20,687	20,715

Loans held for sale	127,106	167,698	73,575

Loans, net of unearned income	2,973,547	2,966,847	2,841,758
Less allowance for loan losses	34,415	34,916	40,204

Net loans	2,939,132	2,931,931	2,801,554

Bank premises and equipment, net	83,366	85,409	90,986
Other real estate owned, net of valuation allowance	35,878	32,834	37,663
Core deposit intangibles, net	14,742	15,778	19,403
Goodwill	59,400	59,400	59,400
Other assets	113,445	113,844	111,569

Total assets	$4,051,135	$4,095,865	$3,947,799

LIABILITIES
Noninterest-bearing demand deposits	665,992	645,901	564,811
Interest-bearing deposits:
NOW accounts	459,117	454,150	434,625
Money market accounts	945,273	957,130	904,272
Savings accounts	225,543	207,846	194,473
Time deposits of $100,000 and over	507,972	508,630	541,660
Other time deposits	507,852	524,110	575,866

Total interest-bearing deposits	2,645,757	2,651,866	2,650,896

Total deposits	3,311,749	3,297,767	3,215,707

Securities sold under agreements to repurchase	72,047	54,270	53,043
Other short-term borrowings	—	78,000	—
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	137,364	136,815	155,503
Other liabilities	38,892	32,840	37,132

Total liabilities	3,620,362	3,660,002	3,521,695

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 24,859,729 shares, 25,270,970 shares, and 25,944,530 shares, respectively.	32,869	33,510	34,396
Surplus	168,304	176,635	185,263
Retained earnings	221,330	215,634	195,933
Accumulated other comprehensive income	8,270	10,084	10,512

Total stockholders’ equity	430,773	435,863	426,104

Total liabilities and stockholders’ equity	$4,051,135	$4,095,865	$3,947,799

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31
	2013	2012
	(Unaudited)	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$39,224	$40,608
Interest on deposits in other banks	5	22
Interest and dividends on securities:
Taxable	2,069	3,456
Nontaxable	1,987	1,788

Total interest and dividend income	43,285	45,874

Interest expense:
Interest on deposits	3,962	5,335
Interest on federal funds purchased	15	—
Interest on short-term borrowings	54	44
Interest on long-term borrowings	1,501	2,148

Total interest expense	5,532	7,527

Net interest income	37,753	38,347
Provision for loan losses	2,050	3,500

Net interest income after provision for loan losses	35,703	34,847

Noninterest income:
Service charges on deposit accounts	2,272	2,130
Other service charges, commissions and fees	2,807	2,572
Losses on securities transactions, net	(11)	(5)
Gains on sales of mortgage loans, net of commissions	3,852	2,766
Losses on sales of bank premises	(296)	(31)
Other operating income	1,211	1,045

Total noninterest income	9,835	8,477

Noninterest expenses:
Salaries and benefits	17,966	16,976
Occupancy expenses	2,855	2,647
Furniture and equipment expenses	1,845	1,763
Other operating expenses	10,835	10,882

Total noninterest expenses	33,501	32,268

Income before income taxes	12,037	11,056
Income tax expense	3,054	3,133

Net income	$8,983	$7,923

Earnings per common share, basic	$0.36	$0.31

Earnings per common share, diluted	$0.36	$0.31

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income	$8,983	$7,923
Other comprehensive income (loss):
Change in fair value of interest rate swap (cash flow hedge)	286	197
Unrealized holding (losses) gains arising during period (net of tax, $1,135 and $355 for three months ended March 31, 2013 and 2012)	(2,107)	662
Reclassification adjustment for losses included in net income (net of tax, $4 and $2 for three months ended March 31, 2013 and 2012)	7	3

Other comprehensive income (loss)	(1,814)	862

Comprehensive income	$7,169	$8,785

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance - December 31, 2011	$34,672	$187,493	$189,824	$9,650	$421,639

Net income - 2012			7,923		7,923
Other comprehensive income (net of tax, $357)				862	862
Dividends on Common Stock ($.07 per share)			(1,694)		(1,694)
Stock purchased under stock repurchase plan (220,265 shares)	(293)	(2,571)			(2,864)
Issuance of common stock under Dividend Reinvestment Plan (8,731 shares)	12	108	(120)		—
Vesting of restricted stock under Stock Incentive Plan (4,032 shares)	5	(5)			—
Stock-based compensation expense		238			238

Balance - March 31, 2012	$34,396	$185,263	$195,933	$10,512	$426,104

Balance - December 31, 2012	$33,510	$176,635	$215,634	$10,084	$435,863

Net income - 2013			8,983		8,983
Other comprehensive income (loss) (net of tax, $1,131)				(1,814)	(1,814)
Dividends on Common Stock ($.13 per share)			(3,064)		(3,064)
Stock purchased under stock repurchase plan (500,000 shares)	(664)	(8,835)			(9,499)
Issuance of common stock under Dividend Reinvestment Plan (13,068 shares)	17	206	(223)		—
Vesting of restricted stock under Stock Incentive Plan (5,299 shares)	7	(7)			—
Net settle for taxes on Restricted Stock Awards (789 shares)	(1)	(13)			(14)
Stock-based compensation expense		318			318

Balance - March 31, 2013	$32,869	$168,304	$221,330	$8,270	$430,773

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	2013	2012
Operating activities:
Net income	$8,983	$7,923
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of bank premises and equipment	1,546	1,694
Amortization, net	1,476	3,595
Provision for loan losses	2,050	3,500
Losses on the sale of investment securities	11	5
Decrease in loans held for sale, net	40,592	1,248
(Gains) losses on sales of other real estate owned, net	(284)	27
Losses on bank premises, net	296	31
Stock-based compensation expenses	318	238
Decrease in other assets	1,281	604
Increase in other liabilities	6,338	5,672

Net cash and cash equivalents provided by operating activities	62,607	24,537

Investing activities:
Purchases of securities available for sale	(54,999)	(43,339)
Proceeds from sales of securities available for sale	15,555	—
Proceeds from maturities, calls and paydowns of securities available for sale	40,907	40,602
Net increase in loans	(12,080)	(32,534)
Net increase in bank premises and equipment	(577)	(2,122)
Proceeds from sales of other real estate owned	877	1,485
Improvements to other real estate owned	(30)	(319)

Net cash and cash equivalents used in investing activities	(10,347)	(36,227)

Financing activities:
Net increase in noninterest-bearing deposits	20,091	30,276
Net (decrease) increase in interest-bearing deposits	(6,109)	10,326
Net decrease in short-term borrowings	(60,223)	(9,952)
Net increase in long-term borrowings (1)	549	122
Cash dividends paid - common stock	(3,064)	(1,694)
Repurchase of common stock	(9,499)	(2,864)
Taxes paid related to net share settlement of equity awards	(14)	—

Net cash and cash equivalents (used in) provided by financing activities	(58,269)	26,214

(Decrease) increase in cash and cash equivalents	(6,009)	14,524
Cash and cash equivalents at beginning of the period	82,902	96,659

Cash and cash equivalents at end of the period	$76,893	$111,183

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$5,688	$8,394
Income taxes	1,400	2,914

Supplemental schedule of noncash investing and financing activities
Unrealized (loss) gain on securities available for sale	$(3,231)	$1,022
Changes in fair value of interest rate swap loss	286	197
Transfers from loans to other real estate owned	2,829	6,593
Transfers from bank premises to other real estate owned	778	—

(1)	See Note 5 “Borrowings” related to 2013 activity.

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on the consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 did not have a material impact on the consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Public companies were required to apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements ..

2.	SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of March 31, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

		Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
March 31, 2013
U.S. government and agency securities	$2,279	$539	$—	$2,818
Obligations of states and political subdivisions	231,861	13,303	(1,367)	243,797
Corporate and other bonds	6,728	174	(122)	6,780
Mortgage-backed securities	319,827	7,107	(474)	326,460
Other securities	3,293	69	—	3,362

Total securities	$563,988	$21,192	$(1,963)	$583,217

December 31, 2012
U.S. government and agency securities	$2,581	$268	$—	$2,849
Obligations of states and political subdivisions	214,980	15,123	(325)	229,778
Corporate and other bonds	7,353	173	(314)	7,212
Mortgage-backed securities	335,327	7,383	(536)	342,174
Other securities	3,277	92	—	3,369

Total securities	$563,518	$23,039	$(1,175)	$585,382

Due to restrictions placed upon the Company’s common stock investment in the Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta (“FHLB”), these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications. The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 6% of its outstanding capital. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $6.8 million for both March 31, 2013 and December 31, 2012 and FHLB stock in the amount of $11.2 million and $13.9 million as of March 31, 2013 and December 31, 2012.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
March 31, 2013
Obligations of states and political subdivisions	$48,672	$(1,327)	$651	(40)	$49,323	$(1,367)
Mortgage-backed securities	84,264	(456)	2,829	(18)	87,093	(474)
Corporate bonds and other securities	—	—	1,748	(122)	1,748	(122)

Totals	$132,936	$(1,783)	$5,228	$(180)	$138,164	$(1,963)

December 31, 2012
Obligations of states and political subdivisions	$22,397	$(283)	$649	$(42)	$23,046	$(325)
Mortgage-backed securities	86,183	(536)	—	—	86,183	(536)
Corporate bonds and other securities	—	—	1,555	(314)	1,555	(314)

Totals	$108,580	$(819)	$2,204	$(356)	$110,784	$(1,175)

As of March 31, 2013, there were $5.2 million, or 4 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $180,000 and consisted of municipal obligations, mortgage-backed securities, and corporate bonds.

The following table presents the amortized cost and estimated fair value of securities as of March 31, 2013, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$4,116	$4,168	$2,346	$2,372
Due after one year through five years	15,841	16,536	16,413	17,016
Due after five years through ten years	65,056	69,379	69,164	73,501
Due after ten years	475,682	489,772	472,318	489,124
Other securities	3,293	3,362	3,277	3,369

Total securities available for sale	$563,988	$583,217	$563,518	$585,382

Securities with an amortized cost of $176.8 million and $183.7 million as of March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes.

During each quarter the Company conducts an assessment of the securities portfolio for other-than-temporary impairment (“OTTI”) consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is OTTI if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the quarter ended March 31, 2013, and in accordance with the guidance, no OTTI was recognized.

Based on the assessment for the quarter ended September 30, 2011 and in accordance with the guidance, the Company determined that a single issuer Trust Preferred security incurred credit-related OTTI of $400,000, which was recognized in earnings for the quarter ended September 30, 2011. There is a possibility that the Company will sell the security before recovering all unamortized costs. The significant inputs the Company considered in determining the amount of the credit loss are as follows:

•	The assessment of security credit rating agencies and research performed by third parties;

•	The continued interest payment deferral by the issuer;

•	The lack of improving asset quality of the issuer and worsening economic conditions; and

•	The security is thinly traded and trading at its historical low, below par.

OTTI recognized for the periods presented is summarized as follow (dollars in thousands):

OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2012	$400
Cumulative credit losses on investment securities	—
Additions for credit losses not previously recognized	—

Cumulative credit losses on investment securities, through March 31, 2013	$400

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of unearned income, and consist of the following at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Commercial:
Commercial Construction	$202,225	$202,344
Commercial Real Estate - Owner Occupied	512,029	513,671
Commercial Real Estate - Non-Owner Occupied	705,036	682,760
Raw Land and Lots	202,114	205,726
Single Family Investment Real Estate	230,673	233,395
Commercial and Industrial	204,257	217,661
Other Commercial	53,865	47,551
Consumer:
Mortgage	222,949	220,567
Consumer Construction	39,306	33,969
Indirect Auto	163,491	157,518
Indirect Marine	39,118	36,586
HELOCs	283,070	288,092
Credit Card	21,204	21,968
Other Consumer	94,210	105,039

Total	$2,973,547	$2,966,847

The following table shows the aging of the Company’s loan portfolio, by class, at March 31, 2013 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$189	$—	$—	$—	$4,547	$197,489	$202,225
Commercial Real Estate - Owner Occupied	1,518	309	304	221	2,184	507,493	512,029
Commercial Real Estate - Non-Owner Occupied	957	417	156	—	804	702,702	705,036
Raw Land and Lots	332	1,003	43	2,555	6,353	191,828	202,114
Single Family Investment Real Estate	323	25	561	302	2,117	227,345	230,673
Commercial and Industrial	464	90	600	—	2,261	200,842	204,257
Other Commercial	390	—	441	—	190	52,844	53,865
Consumer:
Mortgage	6,275	1,610	1,362	—	1,533	212,169	222,949
Consumer Construction	—	—	—	—	239	39,067	39,306
Indirect Auto	1,320	237	273	17	—	161,644	163,491
Indirect Marine	65	—	114	—	158	38,781	39,118
HELOCs	774	367	1,371	821	2,173	277,564	283,070
Credit Card	181	153	227	—	—	20,643	21,204
Other Consumer	1,275	283	735	103	474	91,340	94,210

Total	$14,063	$4,494	$6,187	$4,019	$23,033	$2,921,751	$2,973,547

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2012 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$—	$—	$—	$—	$5,781	$196,563	$202,344
Commercial Real Estate - Owner Occupied	2,105	153	1,711	247	2,206	507,249	513,671
Commercial Real Estate - Non-Owner Occupied	866	63	207	—	812	680,812	682,760
Raw Land and Lots	277	—	75	2,942	8,760	193,672	205,726
Single Family Investment Real Estate	1,819	261	756	326	3,420	226,813	233,395
Commercial and Industrial	506	270	441	79	2,036	214,329	217,661
Other Commercial	70	182	1	—	193	47,105	47,551
Consumer:
Mortgage	5,610	2,244	3,017	—	747	208,949	220,567
Consumer Construction	157	—	—	—	235	33,577	33,969
Indirect Auto	2,504	276	329	21	—	154,388	157,518
Indirect Marine	67	—	114	—	158	36,247	36,586
HELOCs	3,063	640	1,239	845	1,325	280,980	288,092
Credit Card	269	101	397	—	—	21,201	21,968
Other Consumer	1,525	487	556	105	533	101,833	105,039

Total	$18,838	$4,677	$8,843	$4,565	$26,206	$2,903,718	$2,966,847

Nonaccrual loans totaled $23.0 million, $26.2 million, and $42.4 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. There were no nonaccrual loans excluded from impaired loan disclosure in 2013 or 2012. Loans past due 90 days or more and accruing interest totaled $6.2 million, $8.8 million, and $12.3 million at March 31, 2013, December 31,2012, and March 31, 2012, respectively.

The following table shows purchased impaired commercial and consumer loan portfolios, by class and their delinquency status at March 31, 2013 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Real Estate - Owner Occupied	$—	$173	$48	$221
Raw Land and Lots	—	—	2,555	2,555
Single Family Investment Real Estate	—	12	290	302
Consumer:
Indirect Auto	—	2	15	17
HELOCs	15	32	774	821
Other Consumer	—	—	103	103

Total	$15	$219	$3,785	$4,019

The following table shows purchased impaired commercial and consumer loan portfolios, by class and their delinquency status at December 31, 2012 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Real Estate - Owner Occupied	$—	$193	$54	$247
Raw Land and Lots	—	81	2,861	2,942
Single Family Investment Real Estate	—	14	312	326
Commercial and Industrial	—	79	—	79
Consumer:
Indirect Auto	3	2	16	21
HELOCs	—	51	794	845
Other Consumer	—	—	105	105

Total	$3	$420	$4,142	$4,565

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. At March 31, 2013, the Company had $145.7 million in loans considered to be impaired of which $11.8 million were collectively evaluated for impairment and $133.9 million were individually evaluated for impairment. The following table shows the Company’s impaired loans individually evaluated for impairment, by class, at March 31, 2013 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$18,766	$18,768	$—	$18,444	$245
Commercial Real Estate - Owner Occupied	10,117	10,214	—	10,258	134
Commercial Real Estate - Non-Owner Occupied	11,384	11,466	—	12,938	162
Raw Land and Lots	34,101	34,168	—	34,480	310
Single Family Investment Real Estate	3,394	3,772	—	3,786	37
Commercial and Industrial	1,970	2,095	—	2,096	23
Consumer:
Mortgage	1,229	1,229	—	1,229	10
Indirect Marine	158	283	—	283	—
HELOCs	1,080	1,179	—	1,690	—
Other Consumer	12	13	—	13	—

Total impaired loans without a specific allowance	$82,211	$83,187	$—	$85,217	$921

Loans with a specific allowance
Commercial:
Commercial Construction	$8,264	$8,747	$460	$8,861	$55
Commercial Real Estate - Owner Occupied	2,674	2,827	808	2,833	7
Commercial Real Estate - Non-Owner Occupied	13,617	13,659	634	13,682	182
Raw Land and Lots	11,294	12,413	1,217	12,416	81
Single Family Investment Real Estate	3,059	3,436	249	3,441	12
Commercial and Industrial	8,541	8,622	1,049	8,679	87
Other Commercial	134	134	28	134	—
Consumer:
Mortgage	958	959	39	960	—
Consumer Construction	239	270	66	259	—
HELOCs	2,408	2,469	965	2,675	3
Other Consumer	462	496	197	496	—

Total impaired loans with a specific allowance	$51,650	$54,032	$5,712	$54,436	$427

Total loans individually evaluated for impairment	$133,861	$137,219	$5,712	$139,653	$1,348

At December 31, 2012, the Company had $155.4 million in loans considered to be impaired of which $13.0 million were collectively evaluated for impairment and $142.4 million were individually evaluated for impairment. The following table shows the Company’s impaired loans individually evaluated for impairment, by class, at December 31, 2012 (dollars in thousands):

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

The Company considers troubled debt restructurings (“TDRs”) to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Included in the impaired loan disclosures above are $54.7 million and $63.5 million of loans considered to be troubled debt restructurings as of March 31, 2013 and December 31, 2012, respectively. All loans that are considered to be TDRs are specifically evaluated for impairment in accordance with the Company’s allowance for loan loss methodology.

The following table provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013			December 31, 2012
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	3	$1,494	$—	5	$4,549	$73
Commercial Real Estate - Owner Occupied	10	5,207	—	11	6,009	—
Commercial Real Estate - Non-Owner Occupied	10	7,837	11	10	13,103	—
Raw Land and Lots	13	22,560	—	13	22,886	—
Single Family Investment Real Estate	8	1,760	—	6	928	—
Commercial and Industrial	4	887	—	5	1,041	—
Other Commercial	1	236	—	1	236	—
Consumer:
Mortgage	13	2,401	—	12	2,256	—
Other Consumer	3	262	—	4	460	—

Total performing	65	$42,644	$11	67	$51,468	$73

Nonperforming
Commercial:
Commercial Construction	3	$3,471	$—	4	$4,260	$—
Commercial Real Estate - Owner Occupied	4	1,270	—	3	1,079	—
Commercial Real Estate - Non-Owner Occupied	2	510	—	2	514	—
Raw Land and Lots	2	4,013	—	2	4,032	—
Single Family Investment Real Estate	2	427	—	2	427	—
Commercial and Industrial	9	1,288	—	7	1,251	—
Consumer:
Mortgage	2	809	—	1	202	—
Indirect Marine	1	158	—	1	158	—
Other Consumer	1	66	—	1	68	—

Total nonperforming	26	$12,012	$—	23	$11,991	$—

Total performing and nonperforming	91	$54,656	$11	90	$63,459	$73

The Company considers a default of a restructured loan to occur when subsequent to the restructure, the borrower is 90 days past due or results in foreclosure and repossession of the applicable collateral.

During the three months ended March 31, 2013, the Company did not identify any restructured loans that went into default that had been restructured in the twelve-month period prior to the time of default. The Company identified one restructured loan, totaling approximately $453,000, that went into default in the first quarter of 2012 that had been restructured during the previous twelve months; this loan was a commercial real estate (owner occupied) loan for which the term had been extended at a market rate.

The following table shows, by class and modification type, TDRs that occurred during the three month periods ended March 31, 2013 and 2012 (dollars in thousands):

	Three months ended March 31, 2013		Three months ended March 31, 2012
	No. of Loans	Recorded investment at period end	No. of Loans	Recorded investment at period end
Modified to interest only, at a market rate
Commercial:
Raw Land and Lots	—	$—	3	$329
Single Family Investment Real Estate	1	210	2	180
Consumer:
Mortgage	1	608	1	202

Total interest only at market rate of interest	2	$818	6	$711

Term modification, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	—	$—	2	$1,701
Raw Land and Lots	—	—	1	604
Single Family Investment Real Estate	1	630	—	—
Commercial and Industrial	1	56	1	104
Consumer:
Mortgage	1	166	1	273
Other Consumer	—	—	1	206

Total loan term extended at a market rate	3	$852	6	$2,888

Term modification, below market rate
Commercial:
Commercial Real Estate - Owner Occupied	1	$206	1	$10
Commercial and Industrial	1	10	—	—

Total loan term extended at a below market rate	2	$216	1	$10

Total	7	$1,886	13	$3,609

The following table shows the allowance for loan loss activity, by portfolio segment, balances for allowance for credit losses, and loans based on impairment methodology for the three months ended March 31, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of the year	$24,821	$10,107	$(12)	$34,916
Recoveries credited to allowance	575	259	—	834
Loans charged off	(2,583)	(802)	—	(3,385)
Provision charged to operations	1,869	135	46	2,050

Balance, end of period	$24,682	$9,699	$34	$34,415

Ending balance: individually evaluated for impairment	4,428	1,267	—	5,695

Ending balance: collectively evaluated for impairment	20,237	8,432	34	28,703

Ending balance: loans acquired with deteriorated credit quality	17	—	—	17

Total	$24,682	$9,699	$34	$34,415

Loans:
Ending balance: individually evaluated for impairment	$124,237	$5,605	$—	$129,842

Ending balance: collectively evaluated for impairment	1,982,884	856,802	—	2,839,686

Ending balance: loans acquired with deteriorated credit quality	3,078	941	—	4,019

Total	$2,110,199	$863,348	$—	$2,973,547

The following table shows the allowance for loan loss activity, portfolio segment types, balances for allowance for loan losses, and loans based on impairment methodology for the year ended December 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of the year	$27,891	$11,498	$81	$39,470
Recoveries credited to allowance	589	1,122	—	1,711
Loans charged off	(12,852)	(5,613)	—	(18,465)
Provision charged to operations	9,193	3,100	(93)	12,200

Balance, end of year	$24,821	$10,107	$(12)	$34,916

Ending balance: individually evaluated for impairment	5,404	1,395	—	6,799

Ending balance: collectively evaluated for impairment	19,295	8,712	(12)	27,995

Ending balance: loans acquired with deteriorated credit quality	122	—	—	122

Total	$24,821	$10,107	$(12)	$34,916

Loans:
Ending balance: individually evaluated for impairment	133,596	4,254	—	137,850

Ending balance: collectively evaluated for impairment	1,965,918	858,514	—	2,824,432

Ending balance: loans acquired with deteriorated credit quality	3,594	971	—	4,565

Total	$2,103,108	$863,739	$—	$2,966,847

The following table shows the allowance for loan loss activity, portfolio segment types, balances for allowance for loan losses, and loans based on impairment methodology for the three months ended March 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of the year	$27,891	$11,498	$81	$39,470
Recoveries credited to allowance	66	275	—	341
Loans charged off	(1,399)	(1,708)	—	(3,107)
Provision charged to operations	3,086	479	(65)	3,500

Balance, end of period	$29,644	$10,544	$16	$40,204

Ending balance: individually evaluated for impairment	10,070	1,057	—	11,127

Ending balance: collectively evaluated for impairment	19,413	9,487	16	28,916

Ending balance: loans acquired with deteriorated credit quality	161	—	—	161

Total	$29,644	$10,544	$16	$40,204

Loans:
Ending balance: individually evaluated for impairment	215,948	6,701	—	222,649

Ending balance: collectively evaluated for impairment	1,763,200	847,769	—	2,610,969

Ending balance: loans acquired with deteriorated credit quality	7,071	1,069	—	8,140

Total	$1,986,219	$855,539	$—	$2,841,758

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

The following table shows all loans, excluding purchased impaired loans, in the commercial portfolios by class with their related risk rating as of March 31, 2013. The risk rating information has been updated through March 31, 2013 (dollars in thousands):

	1-3	4	5	6	7	8	Total
Commercial Construction	$9,629	$116,422	$14,529	$38,408	$23,237	$—	$202,225
Commercial Real Estate - Owner Occupied	145,030	328,232	12,425	16,735	9,386	—	511,808
Commercial Real Estate - Non-Owner Occupied	188,303	416,735	51,904	30,431	17,663	—	705,036
Raw Land and Lots	3,847	112,707	9,685	34,977	38,157	186	199,559
Single Family Investment Real Estate	40,424	158,361	11,492	13,215	6,879	—	230,371
Commercial and Industrial	57,487	118,163	9,144	7,816	11,647	—	204,257
Other Commercial	18,935	20,905	10,204	2,923	842	56	53,865

Total	$463,655	$1,271,525	$119,383	$144,505	$107,811	$242	$2,107,121

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

The following table shows only purchased impaired loans in the commercial portfolios by class with their related risk rating as of March 31, 2013. The credit quality indicator information has been updated through March 31, 2013 (dollars in thousands):

	5	6	7	8	Total
Commercial Real Estate - Owner Occupied	$—	$—	$221	$—	$221
Raw Land and Lots	—	—	2,555	—	2,555
Single Family Investment Real Estate	290	—	12	—	302

Total	$290	$—	$2,788	$—	$3,078

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

The following shows changes in the Company’s acquired loan portfolio and accretable yield for the following periods (dollars in thousands):

	For the Three Months Ended				For the Three Months Ended
	March 31, 2013				March 31, 2012
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$3,147	$4,565	$5,350	$473,283	$5,140	$9,897	$9,010	$663,510
Accretion	—	—	(579)	—	(18)	—	(1,256)	—
Charge-offs	(11)	(96)	—	(380)	(3)	(3)	—	(541)
Transfers to OREO	—	(201)	—	(207)	—	(1,713)	—	(2,766)
Payments received, net	—	(249)	—	(27,818)	—	(41)	—	(88,665)

Balance at end of period	$3,136	$4,019	$4,771	$444,878	$5,119	$8,140	$7,754	$571,538

4.	INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, trademarks, and goodwill arising from previous acquisitions. The Company has determined that core deposit intangibles and trademarks have a finite life and amortizes them over their estimated useful life. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years, using an accelerated method. The trademark intangible acquired through previous acquisitions was amortized over three years using the straight-line method. In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other (“ASC 350”), the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. Based on the annual testing during the second quarter of each year and the absence of impairment indicators subsequent to the evaluation date, the Company has recorded no impairment charges to date for goodwill or intangible assets.

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2013
Amortizable core deposit intangibles	$46,615	$31,873	$14,742
Trademark intangible	1,200	1,200	—

December 31, 2012
Amortizable core deposit intangibles	$46,615	$30,837	$15,778
Trademark intangible	1,200	1,167	33

March 31, 2012
Amortizable core deposit intangibles	$46,615	$27,212	$19,403
Trademark intangible	1,200	867	333

Amortization expense of core deposit intangibles for the three months ended March 31, 2013 and 2012, and for the year ended December 31, 2012 totaled $1.0 million, $1.3 million, and $4.9 million, respectively. Amortization expense of the trademark intangibles for the three months ended March 31, 2013 and 2012 totaled $33,000 and $100,000, respectively, and for the year ended December 31, 2012 was $400,000. As of March 31, 2013, the estimated remaining amortization expense of core deposit intangibles for the remainder of 2013 and for each of the five succeeding fiscal years is as follows for the years ending (dollars in thousands):

For the remaining nine months of 2013	$2,761
For the year ending December 31, 2014	2,898
For the year ending December 31, 2015	2,463
For the year ending December 31, 2016	1,862
For the year ending December 31, 2017	1,437
For the year ending December 31, 2018	906
Thereafter	2,415

$14,742

5.	BORROWINGS

Short-term Borrowings

Total short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Also included in total short-term borrowings are federal funds purchased, which are secured overnight borrowings from other financial institutions, and short-term FHLB advances. Total short-term borrowings consist of the following as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31,	December 31,
	2013	2012
Securities sold under agreements to repurchase	$72,047	$54,270
Other short-term borrowings	—	78,000

Total short-term borrowings	$72,047	$132,270

Maximum month-end outstanding balance	$112,164	$154,116
Average outstanding balance during the period	94,006	91,993
Average interest rate during the period	0.30%	0.31%
Average interest rate at end of period	0.27%	0.28%

Other short-term borrowings:
Federal Funds purchased	—	38,000
FHLB	—	40,000

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $125.0 million and $87.0 million at March 31, 2013 and December 31, 2012, respectively. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $816.9 million and $802.2 million at March 31, 2013 and December 31, 2012, respectively.

Long-term Borrowings

In connection with two bank acquisitions, prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Principal	Investment(1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	22,500,000	696,000	2.75%	3.03%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	1.68%	6/15/2036

	58,500,000

(1)	reported as ‘Other Assets’ within the consolidated Balance Sheets

As part of a prior acquisition, the Company assumed subordinated debt with terms of LIBOR plus 1.45% and a maturity date of April 2016. At March 31, 2013, the carrying value of the subordinated debt, net of the purchase accounting discount, was $16.0 million.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s consolidated balance sheet. In accordance with ASC 470-50, Modifications and Extinguishments, the Company will amortize this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings on the Company’s consolidated income statement. Amortization expense for the three months ended March 31, 2013 and 2012 was $426,000 and $0, respectively.

As of March 31, 2013, the advances from the FHLB consist of the following (dollars in thousands):

Long Term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Conversion Date	Option Frequency	Advance Amount

Adjustable Rate Credit	0.44%	0.72%	8/23/2022	n/a	n/a	$55,000
Adjustable Rate Credit	0.45%	0.74%	11/23/2022	n/a	n/a	65,000
Adjustable Rate Credit	0.45%	0.74%	11/23/2022	n/a	n/a	10,000
Adjustable Rate Credit	0.45%	0.74%	11/23/2022	n/a	n/a	10,000

						$140,000

As of December 31, 2012, the advances from the FHLB consisted of the following (dollars in thousands):

Long Term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Conversion Date	Option Frequency	Advance Amount

Adjustable Rate Credit	0.44%	0.75%	8/23/2022	n/a	n/a	$55,000
Adjustable Rate Credit	0.45%	0.76%	11/23/2022	n/a	n/a	65,000
Adjustable Rate Credit	0.45%	0.76%	11/23/2022	n/a	n/a	10,000
Adjustable Rate Credit	0.45%	0.76%	11/23/2022	n/a	n/a	10,000

						$140,000

The carrying value of the loans and securities pledged as collateral for FHLB advances totaled $1.0 billion for both periods as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Subordinated Debt	FHLB Advances	Prepayment Penalty	Total Long-term Borrowings
Remaining nine months in 2013	$—	$—	$(1,318)	$(1,318)
2014	—	—	(1,787)	(1,787)
2015	—	—	(1,831)	(1,831)
2016	15,992	—	(1,882)	14,110
2017	—	—	(1,923)	(1,923)
2018	—	—	(1,969)	(1,969)
Thereafter	—	140,000	(7,918)	132,082

Total long-term borrowings	$15,992	$140,000	$(18,628)	$137,364

6.	COMMITMENTS AND CONTINGENCIES

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

Union Mortgage Group, Inc., a wholly owned subsidiary of Union First Market Bank, uses rate lock commitments during the origination process and for loans held for sale. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

The following table presents the balances of commitments and contingencies (dollars in thousands):

	March 31,	December 31,
	2013	2012
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$888,856	$844,766
Standby letters of credit	53,690	45,536
Mortgage loan rate lock commitments	135,360	133,326

Total commitments with off-balance sheet risk	$1,077,906	$1,023,628

Commitments with balance sheet risk:
Loans held for sale	$127,106	$167,698

Total other commitments	$1,205,012	$1,191,326

(1)	Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended March 31, 2013 and December 31, 2012, the aggregate amount of daily average required reserves was approximately $15.2 million and $14.2 million, respectively.

The Company has approximately $7.5 million in deposits in other financial institutions of which $4.2 million serves as collateral for the cash flow hedge further discussed in Note 7 “Derivatives”. The Dodd-Frank Act, which was signed into law on July 21, 2010, provided unlimited deposit insurance coverage for transaction accounts through December 31, 2012. The Company had approximately $2.5 million in deposits in other financial institutions that were uninsured at March 31, 2013.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 7 “Derivatives” in these “Notes to the Consolidated Financial Statements” for additional information.

7.	DERIVATIVES

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

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815, Derivatives and Hedging, the trust swap is designated as a cash flow hedge, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense. The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item. There was no hedge ineffectiveness for this trust swap. At March 31, 2013, the fair value of the trust swap agreement was an unrealized loss of $4.2 million, the amount the Company would have expected to pay if the contract was terminated. The below liability is recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

Shown below is a summary of the derivative designated as a cash flow hedge at March 31, 2013 and December 31, 2012 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of March 31, 2013
Pay fixed - receive floating interest rate swaps	1	$36,000	$—	$4,203	0.28%	3.51%	4.21

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2012
Pay fixed - receive floating interest rate swaps	1	$36,000	$—	$4,489	0.31%	3.51%	4.46

During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values reported in other assets and other liabilities. Shown below is a summary regarding loan swap derivative activities at March 31, 2013 and December 31, 2012 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of March 31, 2013
Receive fixed - pay floating interest rate swaps	1	$736	$10	$—	4.58%	2.96%	9.34
Pay fixed - receive floating interest rate swaps	1	$736	$—	$10	2.96%	4.58%	9.34

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2012
Receive fixed - pay floating interest rate swaps	1	$744	$18	$—	4.58%	2.96%	9.59
Pay fixed - receive floating interest rate swaps	1	$744	$—	$18	2.96%	4.58%	9.59

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The change in accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 are summarized as follows net of tax (dollars in thousands):

	Unrealized Gains (losses) on Securities	Change in FV of Cash Flow Hedge	Total
Balance - December 31, 2012	$14,573	$(4,489)	$10,084

Other comprehensive income (loss) before reclass	(2,107)	286	(1,821)

Reclassification adjustment for losses included in net income	7	—	7

Net current period other comprehensive income (loss)	(2,100)	286	(1,814)

Balance - March 31, 2013	$12,473	$(4,203)	$8,270

	Unrealized Gains on Securities	Change in FV of Cash Flow Hedge	Total
Balance - December 31, 2011	$13,943	$(4,293)	$9,650

Other comprehensive income before reclass	662	197	859

Reclassification adjustment for losses included in net income	3	—	3

Net current period other comprehensive income	665	197	862

Balance - March 31, 2012	$14,608	$(4,096)	$10,512

Reclassifications of unrealized gains (losses) on available-for-sale (“AFS”) securities are reported in the income statement as “Gains on securities transactions” with the corresponding income tax effect being reflected as a component of income tax expense. During the three months ended for March 31, 2013 and 2012, the Company reported losses of $11,000 and $5,000, respectively, related to gains/losses on the sale of securities; the tax effect of these transactions was $4,000 and $2,000, respectively, which was included as a component of income tax expense.

9.	FAIR VALUE MEASUREMENTS

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

The Company uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during our validation as of March 31, 2013 and December 31, 2012.

The carrying value of restricted Federal Reserve Bank of Richmond and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 (dollars in thousands):

	Fair Value Measurements at March 31, 2013 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS

Interest rate swap - loans	$—	$10	$—	$10
Securities available for sale:
U.S. government and agency securities	—	2,818	—	2,818
Obligations of states and political subdivisions	—	243,797	—	243,797
Corporate and other bonds	—	6,780	—	6,780
Mortgage-backed securities	—	326,460	—	326,460
Other securities	—	3,362	—	3,362

LIABILITIES

Interest rate swap - loans	$—	$10	$—	$10
Cash flow hedge - trust	—	4,203	—	4,203

	Fair Value Measurements at December 31, 2012 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS

Interest rate swap - loans	$—	$18	$—	$18
Securities available for sale:
U.S. government and agency securities	—	2,849	—	2,849
Obligations of states and political subdivisions	—	229,778	—	229,778
Corporate and other bonds	—	7,212	—	7,212
Mortgage-backed securities	—	342,174	—	342,174
Other securities	—	3,369	—	3,369

LIABILITIES

Interest rate swap - loans	$—	$18	$—	$18
Cash flow hedge - trust	—	4,489	—	4,489

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during March 31, 2013 and December 31, 2012. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

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

Other real estate owned (“OREO”)

Fair values of OREO are carried at the lower of carrying value or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. Total valuation expenses related to OREO properties for both the three months ended March 31, 2013 and March 31, 2012 were $0 and for the year ended December 31, 2012 were $301,000.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012 (dollars in thousands):

	Fair Value Measurements at March 31, 2013 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$127,106	$—	$127,106
Impaired loans	—	—	45,938	45,938
Other real estate owned	—	—	35,878	35,878

	Fair Value Measurements at December 31, 2012 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$—	$167,698	$—	$167,698
Impaired loans	—	—	30,104	30,104
Other real estate owned	—	—	32,834	32,834

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2013 (dollars in thousands):

	Fair Value Measurements at March 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
ASSETS

Commercial Construction	$7,804	Market comparables	Discount applied to market comparables (1)	8%
Commercial Real Estate - Owner Occupied	1,866	Market comparables	Discount applied to market comparables (1)	16%
Commercial Real Estate - Non-Owner Occupied	12,983	Market comparables	Discount applied to market comparables (1)	11%
Raw Land and Lots	10,077	Market comparables	Discount applied to market comparables (1)	4%
Single Family Investment Real Estate	2,810	Market comparables	Discount applied to market comparables (1)	15%
Commercial and Industrial	7,492	Market comparables	Discount applied to market comparables (1)	21%
Other (2)	2,906	Market comparables	Discount applied to market comparables (1)	16%

Total Impaired Loans	45,938

Other real estate owned	35,878	Market comparables	Discount applied to market comparables (1)	32%

Total	$81,816

(1)	A discount percentage (in addition to expected selling costs) is applied based on age of independent appraisals, current market conditions, and experience within the local market.
(2)	The “Other” category of the impaired loans section from the table above consists of Other Commercial, Mortgage, Consumer Construction, HELOCs, and Other Consumer.

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2012 (dollars in thousands):

	Fair Value Measurements at December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
ASSETS

Commercial Construction	$3,190	Market comparables	Discount applied to market comparables (1)	6%
Commercial Real Estate - Owner Occupied	2,001	Market comparables	Discount applied to market comparables (1)	13%
Commercial Real Estate - Non-Owner Occupied	13,100	Market comparables	Discount applied to market comparables (1)	9%
Raw Land and Lots	7,300	Market comparables	Discount applied to market comparables (1)	6%
Single Family Investment Real Estate	1,241	Market comparables	Discount applied to market comparables (1)	6%
Commercial and Industrial	1,810	Market comparables	Discount applied to market comparables (1)	23%
Other (2)	1,462	Market comparables	Discount applied to market comparables (1)	27%

Total Impaired Loans	30,104

Other real estate owned	32,834	Market comparables	Discount applied to market comparables (1)	33%

Total	$62,938

(1)	A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local market.
(2)	The “Other” category of the impaired loans section from the table above consists of Other Commercial, Mortgage, Consumer Construction, HELOCs, and Other Consumer.

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2013 and December 31, 2012, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2013 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$76,893	$76,893	$—	$—	$76,893
Securities available for sale	583,217	—	583,217	—	583,217
Restricted stock	17,956	—	17,956	—	17,956
Loans held for sale	127,106	—	127,106	—	127,106
Net loans	2,939,132	—	—	2,965,170	2,965,170
Interest rate swap - loans	10	—	10	—	10
Accrued interest receivable	18,063	—	18,063	—	18,063

LIABILITIES
Deposits	$3,311,749	$—	$3,321,706	$—	$3,321,706
Borrowings	269,721	—	251,438	—	251,438
Accrued interest payable	1,258	—	1,258	—	1,258
Cash flow hedge - trust	4,203	—	4,203	—	4,203
Interest rate swap - loans	10	—	10	—	10

		Fair Value Measurements at December 31, 2012 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$82,902	$82,902	$—	$—	$82,902
Securities available for sale	585,382	—	585,382	—	585,382
Restricted stock	20,687	—	20,687	—	20,687
Loans held for sale	167,698	—	167,698	—	167,698
Net loans	2,931,931	—	—	2,956,339	2,956,339
Interest rate swap - loans	18	—	18	—	18
Accrued interest receivable	19,663	—	19,663	—	19,663

LIABILITIES
Deposits	$3,297,767	$—	$3,309,149	$—	$3,309,149
Borrowings	329,395	—	309,019	—	309,019
Accrued interest payable	1,414	—	1,414	—	1,414
Cash flow hedge - trust	4,489	—	4,489	—	4,489
Interest rate swap - loans	18	—	18	—	18

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

10.	STOCK-BASED COMPENSATION

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) and the 2003 Stock Incentive Plan (the “2003 Plan”) provide for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company and its subsidiaries. The 2011 and 2003 Plans authorize shares, which may be awarded to employees of the Company and its subsidiaries in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. The 2003 Plan expires in June

2013. Under both plans, the option price cannot be less than the fair market value of the stock on the grant date. The Company issues new shares to satisfy stock-based awards. A stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of 20% over a five year vesting schedule. The following table summarizes the shares available in each plan as of March 31, 2013:

	2003 Plan (1)	2011 Plan
Beginning Authorization	525,000	1,000,000
Granted	(626,425)	(372,999)
Expired, forfeited, or cancelled	106,267	25,108

Remaining available for grant	4,842	652,109

(1)	The 2003 Plan expires in June 2013.

For the three month periods ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense of approximately $318,000 and $238,000 ($235,000 and $176,000, net of tax), respectively. These expenses were approximately $0.01 per common share for both three month periods ended March 31, 2012 and 2013, respectively.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2013:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2012	500,578	$16.92
Expired	(43,450)	18.88

Options outstanding, March 31, 2013	457,128	16.73

Options exercisable, March 31, 2013	200,095	20.22

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. No options have been granted since first quarter ended March 31, 2012:

	Three Months Ended March 31,
	2013	2012
Dividend yield (1)	—	2.47%
Expected life in years (2)	—	7.0
Expected volatility (3)	—	41.53%
Risk-free interest rate (4)	—	1.24%

Weighted average fair value per option granted	$—	$4.76

(1)	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
(2)	Based on the average of the contractual life and vesting schedule for the respective option.
(3)	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
(4)	Based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of March 31, 2013:

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	440,374	200,095
Weighted average remaining contractual life in years	6.54	4.66
Weighted average exercise price on shares above water	$14.22	$14.74
Aggregate intrinsic value	$1,784,177	$94,712

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

The following table summarizes the nonvested stock activity for the three months ended March 31, 2013:

	Number of Shares of Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2012	187,700	$13.15
Granted	111,577	18.12
Vested	(5,299)	12.83
Forfeited	(2,289)	17.42

Balance, March 31, 2013	291,689	15.73

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of March 31, 2013 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining nine months of 2013	$256	$952	$1,208
For year ending December 31, 2014	332	942	1,274
For year ending December 31, 2015	253	670	923
For year ending December 31, 2016	147	360	507
For year ending December 31, 2017	27	48	75

Total	$1,015	$2,972	$3,987

11.	EARNINGS PER SHARE

Basic earnings per common share (“EPS”) was computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. There were approximately 234,300 and 559,900 shares underlying anti-dilutive stock awards as of March 31, 2013 and 2012, respectively.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2013 and 2012 (dollars and shares in thousands, except per share amounts):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended March 31, 2013
Net income, basic	$8,983	25,063	$0.36
Add: potentially dilutive common shares - stock awards	—	75	—

Diluted	$8,983	25,138	$0.36

For the Three Months ended March 31, 2012
Net income, basic	$7,923	25,857	$0.31
Add: potentially dilutive common shares - stock awards	—	22	—

Diluted	$7,923	25,879	$0.31

12.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank and a mortgage loan origination business. The community bank business for 2013 includes one subsidiary bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 90 retail locations in Virginia. The mortgage segment includes one mortgage company, which provides a variety of mortgage loan products principally in Virginia, North Carolina, South Carolina, Maryland and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimus risk.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest at the three month LIBOR rate plus 1.5%, floor of 2%. These transactions are eliminated in the consolidation process. A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three months ended March 31, 2013 and 2012 was as follows (dollars in thousands):

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended March 31, 2013
Net interest income	$37,188	$565	$—	$37,753
Provision for loan losses	2,050	—	—	2,050

Net interest income after provision for loan losses	35,138	565	—	35,703
Noninterest income	6,146	3,856	(167)	9,835
Noninterest expenses	29,544	4,124	(167)	33,501

Income before income taxes	11,740	297	—	12,037
Income tax expense	2,934	120	—	3,054

Net income	$8,806	$177	$—	$8,983

Total assets	$4,031,302	$136,238	$(116,405)	$4,051,135

Three Months Ended March 31, 2012
Net interest income	$38,038	$309	$—	$38,347
Provision for loan losses	3,500	—	—	3,500

Net interest income after provision for loan losses	34,538	309	—	34,847
Noninterest income	5,826	2,768	(117)	8,477
Noninterest expenses	29,683	2,702	(117)	32,268

Income before income taxes	10,681	375	—	11,056
Income tax expense	2,992	141	—	3,133

Net income	$7,689	$234	$—	$7,923

Total assets	$3,940,249	$83,637	$(76,087)	$3,947,799

13.	OTHER OPERATING EXPENSES

The following table presents the consolidated statement of income line “Other Operating Expenses” broken into greater detail for the three months ended March 31, 2013 and 2012, respectively (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Printing, postage, and supplies	$822	$845
Communications expense	696	726
Technology and data processing	1,744	1,603
Professional services	725	703
Marketing and advertising expense	1,052	1,468
FDIC assessment premiums and other insurance	790	658
Other taxes	799	758
Loan related expenses	545	535
OREO and credit-related expenses(1)	574	927
Amortization of core deposit premiums	1,069	1,410
Other expenses	2,019	1,249

Total other operating expenses	$10,835	$10,882

(1)	OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have reviewed the accompanying condensed consolidated balance sheet of Union First Market Bankshares Corporation and subsidiaries as of March 31, 2013 and 2012 and the related condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month period ended March 31, 2013 and 2012. These condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of Union First Market Bankshares Corporation and subsidiaries as of December 31, 2012, and the related statements of income, comprehensive income, changes in stockholder’s equity, and cash flows for the year then ended not presented herein; and in our report dated March 13, 2013, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
May 9, 2013

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union First Market Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2012. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three month periods ended March 31, 2013 and 2012 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, mergers and acquisitions, and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of the Form 10-K dated December 31, 2012.

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

Specific Reserve Component - The specific reserve component relates to impaired loans exceeding $500,000. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Upon being identified as impaired, an allowance is established when the discounted cash flows of the impaired loan is lower than the carrying value of that loan for loans not considered to be collateral dependent. The significant majority of the Company’s impaired loans are collateral dependent. The impairment of collateral dependent loans is measured based on the fair value of the underlying collateral (based on independent appraisals), less selling costs, compared to the carrying value of the loan. The Company obtains independent appraisals from a pre-approved list of independent, third party, appraisal firms located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal real estate valuation group, which reports to the Risk and Compliance Group, performs either a technical or administrative review of all appraisals obtained. A technical review will ensure the overall quality of the appraisal while an administrative review ensures that all of the required components of an appraisal are present. Generally, independent appraisals are updated every 12 to 24 months or as necessary. The Company’s impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Adjustments to appraisals generally include discounts for continued market deterioration subsequent to the appraisal date. Any adjustments from the appraised value to carrying value are documented in the impairment analysis, which is reviewed and approved by senior credit administration officers and the Special Assets Loan Committee. External appraisals are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through broker price opinions or other valuations sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period.

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
Charge-off levels in portfolio
Credit concentrations / nature and volume of the portfolio

Unallocated Component – This component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At March 31, 2013, there were no material amounts considered unallocated as part of the allowance for loan losses.

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

The Company applies payments received on impaired loans to principal and interest based on the contractual terms until they are placed on nonaccrual status. All payments received are then applied to reduce the principal balance and recognition of interest income is terminated as previously discussed.

Mergers and Acquisitions

The Company’s merger and acquisition strategy focuses on high-growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance and good asset quality, among other factors.

Business combinations are accounted for under Accounting Standards Codifications (“ASC”) 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. Costs that the Company expects, but is not obligated to incur in the future, to implement its plan to exit an activity of an acquiree are not liabilities at the acquisition date, nor are costs to terminate the employment of or relocate an acquiree’s employees. The Company does not recognize these costs as part of applying the acquisition method. Instead, the Company recognizes these costs as expenses in its post-combination financial statements in accordance with other applicable GAAP.

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

ABOUT UNION FIRST MARKET BANKSHARES CORPORATION

Headquartered in Richmond, Virginia, Union First Market Bankshares Corporation is the holding company for Union First Market Bank, which has 90 branches and more than 150 ATMs throughout Virginia. Non-bank affiliates of the holding company include: Union Investment Services, Inc., which provides full brokerage services; Union Mortgage Group, Inc., which provides a full line of mortgage products; and Union Insurance Group, LLC, which offers various lines of insurance products. Union First Market Bank also owns a non-controlling interest in Johnson Mortgage Company, LLC.

Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of this report. Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol UBSH.

RESULTS OF OPERATIONS

Net Income

The Company reported net income of $9.0 million and earnings per share of $0.36 for its first quarter ended March 31, 2013. The quarterly results represent an increase of $1.1 million, or 13.4%, in net income from the same quarter of the prior year and a decrease of $459,000, or 4.9%, from the quarter ended December 31, 2012. Reported earnings per share of $0.36 for the current quarter increased $0.05, or 16.1%, from the prior year’s first quarter and declined $0.01 from the most recent quarter.

NET INTEREST INCOME

	Three Months Ended
	Dollars in thousands
	03/31/13	12/31/12	Change		03/31/12	Change

Average interest-earning assets	$3,735,926	$3,732,684	$3,242		$3,578,513	$157,413
Interest income (FTE)	$44,543	$46,272	$(1,729)		$46,919	$(2,376)
Yield on interest-earning assets	4.84%	4.93%	(9	)bps	5.27%	(43	)bps
Average interest-bearing liabilities	$2,956,261	$2,944,086	$12,175		$2,908,822	$47,439
Interest expense	$5,532	$6,023	$(491)		$7,527	$(1,995)
Cost of interest-bearing liabilities	0.76%	0.81%	(5	)bps	1.04%	(28	)bps
Cost of funds	0.60%	0.64%	(4	)bps	0.83%	(23	)bps
Net Interest Income (FTE)	$39,011	$40,250	$(1,239)		$39,392	$(381)
Net Interest Margin (FTE)	4.23%	4.29%	(6	)bps	4.44%	(21	)bps
Net Interest Margin, core (FTE) (1)	4.18%	4.22%	(4	)bps	4.28%	(10	)bps

(1)	The core net interest margin, fully taxable equivalent (“FTE”) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

On a linked quarter basis, tax-equivalent net interest income was $39.0 million, a decrease of $1.2 million, or 3.1%, from the fourth quarter of 2012. This decrease was principally due to the impact of the lower day count (approximately $870,000) and lower net interest margin in the current quarter. The first quarter tax-equivalent net interest margin declined by 6 basis points to 4.23% from 4.29% in the previous quarter. The change in net interest margin was principally attributable to the continued decline in net accretion on the acquired net earning assets (2 bps) and lower investment and loan yields outpacing the reduction in the cost of interest-bearing liabilities (4 bps). Loan yields continued to be negatively affected by the low rate environment as new and renewed loans were originated and repriced at lower rates. Yields on investment securities were impacted by faster prepayments on mortgage-backed securities and lower reinvestment rates during the quarter, offset by a shift in mix from taxable securities to higher yielding tax-exempt securities. The cost of interest-bearing liabilities declined during the quarter driven by the continued shift in mix from time deposits into low cost deposit categories.

For the three months ended March 31, 2013, tax-equivalent net interest income decreased $381,000, or 1.0%, when compared to the same period last year. The tax-equivalent net interest margin decreased by 21 basis points to 4.23% from 4.44% in the prior year. The decline in net interest margin was principally due to the continued decline in accretion on the acquired net earning assets (11 bps) and declines in earning asset yields exceeding the reduction in interest-bearing liabilities rates paid (10 bps). Lower earning asset interest income was principally due to lower yields on loans as new and renewed loans were originated and repriced at lower rates, faster prepayments on mortgage backed securities, and cash flows from securities investments reinvested at lower yields. The decline in the cost of interest-bearing liabilities from the prior year’s first quarter was driven by a shift in mix from time deposits to low cost deposits, reductions in deposit rates and lower wholesale borrowing costs.

The Company believes that its net interest margin will continue to decline modestly over the next several quarters as decreases in earning asset yields are projected to outpace declines in interest-bearing liabilities rates.

The Volume Rate Analysis table below presents changes in interest income and interest expense and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionally. Results, on a taxable equivalent basis, are as follows in this Volume Rate Analysis table for the three months ended March 31, 2013 versus March 31, 2012 (dollars in thousands):

	March 31, 2013 vs. March 31, 2012 Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(532)	$(855)	$(1,387)
Tax-exempt	550	(244)	306

Total securities	18	(1,099)	(1,081)
Loans, net	1,708	(3,585)	(1,877)
Loans held for sale	686	(87)	599
Interest-bearing deposits in other banks	(12)	(5)	(17)

Total earning assets	$2,400	$(4,776)	$(2,376)

Interest-Bearing Liabilities:
Interest-bearing deposits:
Checking	$11	$(50)	$(39)
Money market savings	53	(397)	(344)
Regular savings	26	(46)	(20)
Certificates of deposit:
$100,000 and over	(109)	(335)	(444)
Under $100,000	(210)	(316)	(526)

Total interest-bearing deposits	(229)	(1,144)	(1,373)
Other borrowings	186	(808)	(622)

Total interest-bearing liabilities	(43)	(1,952)	(1,995)

Change in net interest income	$2,443	$(2,824)	$(381)

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The 2013 and remaining estimated discount/premium and net accretion impact are reflected in the following table (dollars in thousands):

	Loan Accretion	Certificates of Deposit	Investment Securities	Borrowings	Total

For the quarter ended March 31, 2013	$593	$2	$15	$(122)	$488
For the remaining nine months of 2013	1,466	5	—	(367)	1,104
For the years ending:
2014	1,459	4	—	(489)	974
2015	1,002	—	—	(489)	513
2016	557	—	—	(163)	394
2017	172	—	—	—	172
2018	19	—	—	—	19
Thereafter	101	—	—	—	101

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended March 31,
	2013			2012			2011
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$390,315	$2,068	2.15%	$470,052	$3,456	2.96%	$412,512	$3,630	3.57%
Tax-exempt	209,947	3,057	5.90%	172,299	2,751	6.42%	164,928	2,698	6.63%

Total securities (2)	600,262	5,125	3.46%	642,351	6,206	3.89%	577,440	6,328	4.44%
Loans, net (3) (4)	2,965,918	38,215	5.23%	2,829,881	40,091	5.70%	2,812,412	41,592	6.00%
Loans held for sale	156,766	1,198	3.10%	67,906	599	3.55%	54,152	565	4.23%
Federal funds sold	526	—	0.24%	413	—	0.24%	266	—	0.32%
Money market investments	1	—	0.00%	39	—	0.00%	161	—	0.00%
Interest-bearing deposits in other banks	12,453	5	0.16%	37,923	22	0.23%	15,403	5	0.14%

Total earning assets	3,735,926	44,543	4.84%	3,578,513	46,919	5.27%	3,459,834	48,490	5.68%

Allowance for loan losses	(35,546)			(40,022)			(38,765)
Total non-earning assets	356,776			365,267			386,891

Total assets	$4,057,156			$3,903,758			$3,807,960

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$447,522	93	0.08%	$410,070	132	0.13%	$374,756	159	0.17%
Money market savings	949,078	653	0.28%	898,539	997	0.45%	810,573	1,505	0.75%
Regular savings	216,415	158	0.30%	186,351	178	0.38%	160,565	103	0.26%
Time deposits: (5)
$100,000 and over	526,176	1,666	1.28%	555,042	2,110	1.53%	600,932	2,482	1.68%
Under $100,000	515,727	1,392	1.09%	583,058	1,919	1.32%	620,168	2,434	1.59%

Total interest-bearing deposits	2,654,918	3,962	0.61%	2,633,059	5,335	0.82%	2,566,994	6,683	1.06%
Other borrowings (6)	301,343	1,570	2.11%	275,763	2,192	3.20%	291,412	1,908	2.66%

Total interest-bearing liabilities	2,956,261	5,532	0.76%	2,908,822	7,527	1.04%	2,858,406	8,591	1.22%

Noninterest-bearing liabilities:
Demand deposits	629,517			534,593			486,864
Other liabilities	33,397			36,055			30,283

Total liabilities	3,619,175			3,479,469			3,375,553
Stockholders’ equity	437,981			424,289			432,407

Total liabilities and stockholders’ equity	$4,057,156			$3,903,758			$3,807,960

Net interest income		$39,011			$39,392			$39,899

Interest rate spread (7)			4.08%			4.23%			4.46%
Interest expense as a percent of average earning assets			0.60%			0.85%			1.01%
Net interest margin (8)			4.23%			4.44%			4.68%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $15 thousand in accretion of the fair market value adjustments related to acquisitions.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $593 thousand in accretion of the fair market value adjustments related to acquisitions.
(5)	Interest expense on certificates of deposits includes $2 thousand in accretion of the fair market value adjustments related to acquisitions.
(6)	Interest expense on borrowings includes $122 thousand in amortization of the fair market value adjustments related to acquisitions.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(8)	Core net interest margin excludes purchase accounting adjustments and was 4.18% for the quarter ending 3/31/13.

NONINTEREST INCOME

	For the Three Months Ended
	Dollars in thousands
	03/31/13	12/31/12	$	%	03/31/12	$	%
Noninterest income:
Service charges on deposit accounts	$2,272	$2,390	(118)	–4.9%	$2,130	$142	6.7%
Other service charges, commissions and fees	2,807	2,784	23	0.8%	2,572	235	9.1%
Losses (gains) on securities transactions, net	(11)	185	(196)	NM	(5)	(6)	120.0%
Gains on sales of mortgage loans, net of commissions	3,852	5,299	(1,447)	–27.3%	2,766	1,086	39.3%
Gains (losses) on bank premises, net	(296)	(32)	(264)	NM	(31)	(265)	NM
Other operating income	1,211	1,209	2	0.2%	1,045	166	15.9%

Total noninterest income	$9,835	$11,835	$(2,000)	–16.9%	$8,477	$1,358	16.0%

Mortgage segment operations	$(3,856)	$(5,303)	$1,447	–27.3%	$(2,768)	$(1,088)	39.3%
Intercompany eliminations	167	117	50	42.7%	117	50	42.7%

Community Bank segment	$6,146	$6,649	$(503)	–7.6%	$5,826	$320	5.5%

NM - Not Meaningful

On a linked quarter basis, noninterest income decreased $2.0 million, or 16.9%, to $9.8 million from $11.8 million in the fourth quarter. Service charges on deposit accounts and other account fees decreased $95,000 primarily related to lower overdraft and related fees, while gains on securities decreased $196,000 from the prior quarter. Gains on sales of mortgage loans, net of commissions, decreased $1.4 million, or 27.3%, as mortgage loan originations decreased by $63.6 million, or 19.2%, in the current quarter to $268.2 million from $331.8 million in the fourth quarter. Losses on bank premises increased $264,000 largely due to the write down of a former branch location in the current quarter. Excluding mortgage segment operations, noninterest income decreased $503,000, or 7.6%.

For the quarter ended March 31, 2013, noninterest income increased $1.4 million, or 16.0%, to $9.8 million from $8.5 million in the prior year’s first quarter. Service charges on deposit accounts and other account fees increased $377,000, or 8.0%, driven by overdraft and return check fee income, interchange fees and higher brokerage commission volume. Gains on sales of mortgage loans, net of commissions, increased $1.1 million, or 39.3%, due to higher origination volumes, primarily a result of additional loan originators hired in 2012. Losses on bank premises increased $265,000 due to the write down of a former branch location in the current quarter. Excluding mortgage segment operations, noninterest income increased $320,000, or 5.5%, from the same period a year ago.

NONINTEREST EXPENSE

	For the Three Months Ended
	Dollars in thousands
	03/31/13	12/31/12	$	%	03/31/12	$	%
Noninterest expense:
Salaries and benefits	$17,966	$17,620	$346	2.0%	$16,976	$990	5.8%
Occupancy expenses	2,855	3,149	(294)	–9.3%	2,647	208	7.9%
Furniture and equipment expenses	1,845	1,811	34	1.9%	1,763	82	4.7%
OREO and credit-related expenses (1)	574	1,366	(792)	–58.0%	927	(353)	–38.1%
Other operating expenses	10,261	10,390	(129)	–1.2%	9,955	306	3.1%

Total noninterest expense	$33,501	$34,336	$(835)	–2.4%	$32,268	$1,233	3.8%

Mortgage segment operations	$(4,124)	$(4,256)	$132	–3.1%	$(2,702)	$(1,422)	52.6%
Intercompany eliminations	167	117	50	42.7%	117	50	42.7%

Community Bank segment	$29,544	$30,197	$(653)	–2.2%	$29,683	$(139)	-0.5%

NM - Not Meaningful

(1)	OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

On a linked quarter basis, noninterest expense decreased $835,000, or 2.4%, to $33.5 million from $34.3 million when compared to the fourth quarter. Salaries and benefit expense increased $346,000 primarily due to timing of annual merit increases and seasonal increases in payroll taxes during the first quarter. Conversely, occupancy expenses decreased $294,000 partly due to branch closures previously announced in the fourth quarter. In addition, other real estate owned (“OREO”) and credit-related costs decreased $792,000 due to gains of $284,000 recorded during the current quarter compared to a valuation adjustment of $301,000 and seasonal real-estate tax payments in the prior quarter. The Company reviews the carrying value of OREO on a quarterly basis and records valuation reserves as necessary based on current available information. Excluding mortgage segment operations, noninterest expense decreased $653,000, or 2.2%, compared to the fourth quarter.

For the quarter ended March 31, 2013, noninterest expense increased $1.2 million, or 3.8%, to $33.5 million from $32.3 million for the first quarter of 2012. Salaries and benefits expenses increased $990,000 primarily related to the costs associated with the addition of mortgage loan originators and support personnel in 2012 and increased performance based management incentives. Occupancy expenses increased $208,000 primarily due to the addition of mortgage offices in 2012 and increases in branch lease costs. These increases were offset by lower OREO and credit-related costs of $353,000 from the prior year’s first quarter due to gains on sales of OREO recorded in the current quarter coupled with declines in problem loan related legal fees as asset quality continues to improve. Other operating expenses were higher by $306,000, primarily related to higher customer related printing and postage costs, Federal Deposit Insurance Corporation (“FDIC”) assessments, and other miscellaneous costs. Partially offsetting these increases were lower data processing costs, marketing and advertising, and amortization of intangible assets. Excluding mortgage segment operations, noninterest expense decreased $139,000, or 0.5%, compared to the first quarter of 2012.

Community Bank Segment

On a linked quarter basis, net income increased $343,000, or 4.1%, to $8.8 million from $8.5 million in the prior quarter. Net interest income was $37.2 million, a decrease of $1.6 million, or 4.1%, from the fourth quarter of 2012. This decrease was principally due to the impact of the lower day count (approximately $850,000) and lower net interest margin in the current quarter. Loan yields continue to be negatively affected by competitive pricing and a low rate environment while yields on investment securities were impacted by lower reinvestment rates. In addition, the Company’s provision for loan losses was $1.3 million lower than the prior quarter.

Noninterest income decreased $503,000, or 7.6%, to $6.1 million from $6.6 million in the fourth quarter of the prior year. The decline was due to the sale of a former branch building at a gain in the prior quarter and a write down on a former branch location in the current quarter, and gains on sales of securities in the prior quarter.

Noninterest expense decreased $653,000, or 2.2%, to $29.5 million from $30.2 million when compared to the fourth quarter of the prior year. The decrease was driven by a decline in OREO and credit-related costs of $792,000, related to gains on sales of OREO of $284,000 during the current quarter and valuation adjustments of $301,000 during the prior quarter. Partially offsetting this decrease, salaries and benefit expense increased $308,000 primarily due to timing of annual merit increases in the first quarter and seasonal increases in payroll taxes during the first quarter.

For the three months ended March 31, 2013, net income increased $1.1 million, or 14.5%, from $7.7 million to $8.8 million when compared to the same period last year. Net interest income decreased $849,000, or 2.2% during the same period principally due to the continued decline in accretion on the acquired net earning assets and the decline in interest-earning asset yields exceeding the reduction in interest-bearing liabilities rates. In addition, the Company’s provision for loan losses was $1.5 million lower compared to the same period last year.

Noninterest income increased $320,000, or 5.5%, to $6.1 million from $5.8 million in the prior year’s first quarter. Service charges on deposit accounts and other account fees increased $377,000 or 8.0%, driven primarily by overdraft and return check fee income, interchange fees, and higher brokerage commissions, partially offset by an increase in losses on bank premises of $265,000 largely due to the write down of a former branch location in the current quarter.

Noninterest expense decreased $139,000, or 0.5%, to $29.5 million from $29.7 million for the first quarter of 2012. OREO and credit-related costs decreased $353,000 from the prior year’s first quarter due to current quarter gains on sales of OREO and lower loan related legal fees as asset quality continues to improve. Other operating expenses were higher by $313,000, primarily related to higher stationary and printing costs, FDIC assessments, and other losses. Partially offsetting these increases were lower data processing costs, marketing and advertising, and amortization of intangible assets.

Mortgage Segment

On a linked quarter basis, the mortgage segment’s net income of $177,000 for the first quarter represents a decline of $804,000, or 81.8%, from $981,000 in the fourth quarter of the prior year. The linked quarter net income decline was due to reduced mortgage loan origination volumes, lower gains on sale margins as well as increased cost levels associated with enhancing the mortgage segment’s operating capabilities and improving overall profitability levels. Mortgage loan originations declined by $63.6 million, or 19.2%, in the current quarter to $268.2 million from $331.8 million in the fourth quarter driven by seasonally lower mortgage loan origination volumes and lower demand due to increases in mortgage rates in late 2012. As a result of the lower volumes and reduced gain on sale margins, gains on the sale of loans, net of commission expenses, decreased $1.4 million, or 27.3%, to $3.9 million. Refinanced loans represented 52.7% of the originations during the first quarter compared to 57.0% during the fourth quarter of 2012.

For the three months ended March 31, 2013, net income of $177,000 for the mortgage segment declined by $57,000 or 23.5% from net income of $234,000 in the same period last year. Originations increased by $84.2 million, or 45.8%, to $268.2 million from $184.0 million in the prior year driven by additions in production personnel in 2012 and lower mortgage interest rates. In early 2012, the Company significantly increased its mortgage loan production capacity by hiring additional loan originators and support personnel. During the current quarter, the Company recorded gains on the sale of mortgage loans, net of commission expenses that were $1.1 million, or 39.3%, higher than the same period last year. Year over year expenses increased $1.4 million, or 53%, due to the personnel additions in 2012 noted above as well as investments made in the current quarter to enhance the mortgage segment’s operating capabilities and to improve overall profitability levels. Refinanced loans represented 52.7% of originations during the first quarter of 2013 compared to 56.5% during the same period last year.

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

The Company must also evaluate the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of March 31, 2013. The assessment of the carrying value of deferred tax assets is based on certain assumptions. Changes in these assumptions could have a material impact on the Company’s financial statements.

The effective tax rate for the three months ended March 31, 2013 and 2012 was 25.4% and 28.3%, respectively. The decline in the effective rate is primarily related to higher tax exempt municipal security income and the utilization of low-income housing tax credits in the current quarter.

BALANCE SHEET

At March 31, 2013, total assets were $4.1 billion, a decrease of $44.7 million from December 31, 2012, and an increase of $103.3 million from March 31, 2012. Total cash and cash equivalents were $76.9 million at March 31, 2013, a decrease of $34.3 million from March 31, 2012, and a decrease of $6.0 million from December 31, 2012. Investment in securities decreased $38.6 million, or 6.2%, from $621.8 million at March 31, 2012 to $583.2 million at March 31, 2013 and decreased $2.2 million from December 31, 2012. Mortgage loans held for sale were $127.1 million, an increase of $53.5 million from March 31, 2012 but a decline of $40.6 million from December 31, 2012.

At March 31, 2013, loans (net of unearned income) were $3.0 billion, an increase of $131.8 million, or 4.6% from March 31, 2012, and an increase of $6.7 million, or 0.2%, from December 31, 2012. Average loans, net of unearned income, increased $136.0 million, or 4.8% from March 31, 2012 to March 31, 2013. From the quarter ended December 31, 2012, average loans increased $30.7 million, an annualized growth rate of 4.2%. The growth in average loans from the prior quarter was concentrated in commercial loans, increasing $25.1 million, and construction loans, increasing $5.7 million.

As of March 31, 2013, total deposits were $3.3 billion, an increase of $96.0 million, or 3.0%, when compared to March 31, 2012, and an increase of $14.0 million from December 31, 2012. Average deposits increased $116.8 million, or 3.7% from March 31, 2012 to March 31, 2013. From the quarter ended December 31, 2012, average deposits increased $32.1 million, an annualized growth rate of 3.9%. Average deposits growth was driven by growth in low cost deposits, which increased $56.6 million, as average balances in time deposit accounts declined $24.5 million during the current quarter.

Net short term borrowing declined as a result of lower loans held for sale funding requirements during the quarter. During the third quarter of 2012, the Company modified its fixed rate convertible Federal Home Loan Bank of Atlanta (“FHLB”) advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million which is being amortized, as a component of interest expense on borrowing, over the life of the advances. The prepayment amount is reported as a component of long-term borrowings in the Company’s consolidated balance sheet.

The Company’s capital ratios continued to be considered “well capitalized” for regulatory purposes. The Company’s ratio of total capital to risk-weighted assets was 14.44% and 14.64% on March 31, 2013 and 2012, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 13.02% and 12.98% at March 31, 2013 and 2012, respectively. The Company’s common equity to asset ratios at March 31, 2013 and 2012 were 10.63% and 10.79%, respectively, while its tangible common equity to tangible assets ratio was unchanged at 8.97% at March 31, 2013 and 2012. During the first quarter, the Company entered into an agreement to purchase 500,000 shares of its common stock from Markel Corporation, the Company’s largest shareholder, for an aggregate purchase price of $9,500,000, or $19.00 per share. The repurchase was funded with cash on hand and the shares were retired. The Company is authorized to repurchase 250,000 shares under its current repurchase program authorization which expires December 31, 2013. Also, the Company paid a dividend of $0.13 per share during the current quarter, an increase of $0.01 per share from the prior quarter and $0.06 per share, or 85.7%, from the same quarter a year ago.

Securities

At March 31, 2013, the Company had securities available for sale, at fair value, in the amount of $601.2 million, or 14.8% of total assets, as compared to $606.1 million, or 14.8%, of total assets at December 31, 2012. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. All of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The table below sets forth a summary of the securities available for sale and restricted stock, at fair value for the following periods (dollars in thousands):

	March 31,	December 31,	March 31,
	2013	2012	2012
U.S. government and agency securities	$2,818	$2,849	$3,754
Obligations of states and political subdivisions	243,797	229,778	201,260
Corporate and other bonds	6,780	7,212	11,908
Mortgage-backed securities	326,460	342,174	401,654
Other securities	3,362	3,369	3,175

Total securities available for sale, at fair value	583,217	585,382	621,751

Federal Reserve Bank stock	6,754	6,754	6,768
Federal Home Loan Bank stock	11,202	13,933	13,947

Total restricted stock	17,956	20,687	20,715

Total investments	$601,173	$606,069	$642,466

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for other than temporary impairment (“OTTI”) consideration. The Company determined that a single issuer Trust Preferred security incurred credit-related OTTI of $400,000 during the year ended December 31, 2011. No OTTI was recognized in 2012, and there is no remaining unrealized loss for this issue as of March 31, 2013. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale, at fair value and their weighted average yields as of March 31, 2013 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years and Equity Securities	Total
U.S. government and agency securities:
Amortized cost	$—	$2,219	$—	$60	$2,279
Fair value	—	2,282	—	536	2,818
Weighted average yield (1)	—	2.62	—	—	2.55

Mortgage backed securities:
Amortized cost	—	6,434	23,372	290,021	319,827
Fair value	—	6,794	24,546	295,120	326,460
Weighted average yield (1)	—	4.26	3.62	2.69	2.79

Obligations of states and political subdivisions:
Amortized cost	4,116	6,680	41,274	179,791	231,861
Fair value	4,168	6,913	44,412	188,304	243,797
Weighted average yield (1)	5.82	6.04	6.23	5.42	5.59

Other securities:
Amortized cost	3,293	508	410	5,810	10,021
Fair value	3,362	547	421	5,812	10,142
Weighted average yield (1)	2.02	5.16	4.73	8.31	5.94

Total securities available for sale:
Amortized cost	7,409	15,841	65,056	475,682	563,988
Fair value	7,530	16,536	69,379	489,772	583,217
Weighted average yield (1)	4.13	4.81	5.28	3.79	4.00

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of March 31, 2013, the Company maintained a diversified municipal bond portfolio with approximately 72% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the Commonwealth of Virginia represented 11% and the State of Texas represented 22% of the municipal portfolio. No other state had a concentration above 10%. Approximately 91% of municipal holdings are considered investment grade by Moody’s or Standard & Poor. The non-investment grade securities are principally insured Texas municipalities with no underlying rating. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of March 31, 2013, cash, interest-bearing deposits in other banks, money market investments, federal funds sold, loans held for sale, investment securities, and loans that mature within one year totaled $1.2 billion, or 32.5%, of total earning assets. As of March 31, 2013, approximately $966.2 million, or 32.5%, of total loans are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments.

Loan Portfolio

Loans, net of unearned income, were $3.0 billion and $2.8 billion at March 31, 2013 and March 31, 2012, respectively. Loans secured by real estate continue to represent the Company’s largest category, comprising 84.0% of the total loan portfolio at March 31, 2013.

The following table presents the Company’s composition of loans, net of unearned income in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	March 31,		December 31,		September 30,		June 30,		March 31,
	2013		2012		2012		2012		2012
Loans secured by real estate:
Residential 1-4 family	$473,071	15.9%	$472,985	15.9%	$449,032	15.4%	$458,683	15.9%	$458,234	16.1%
Commercial	1,068,812	35.9%	1,044,396	35.2%	1,034,954	35.6%	1,027,196	35.6%	1,009,342	35.6%
Construction, land development and other land loans	467,436	15.7%	470,638	15.9%	466,330	16.0%	447,746	15.5%	428,258	15.1%
Second mortgages	37,337	1.3%	39,925	1.3%	48,912	1.7%	49,521	1.7%	52,121	1.8%
Equity lines of credit	301,700	10.1%	307,668	10.4%	309,691	10.6%	304,614	10.5%	300,804	10.6%
Multifamily	127,356	4.3%	140,038	4.7%	141,092	4.9%	137,467	4.8%	123,556	4.3%
Farm land	23,570	0.8%	22,776	0.8%	23,815	0.8%	25,540	0.9%	27,370	1.0%

Total real estate loans	2,499,282	84.0%	2,498,426	84.2%	2,473,826	85.0%	2,450,767	84.9%	2,399,685	84.5%

Commercial Loans	182,914	6.2%	186,528	6.3%	174,121	6.0%	170,625	5.9%	174,520	6.1%

Consumer installment loans
Personal	230,189	7.7%	222,812	7.5%	226,102	7.8%	231,289	8.0%	233,182	8.2%
Credit cards	21,204	0.7%	21,968	0.7%	20,332	0.7%	19,717	0.7%	19,319	0.7%

Total consumer installment loans	251,393	8.4%	244,780	8.2%	246,434	8.5%	251,006	8.7%	252,501	8.9%

All other loans	39,958	1.4%	37,113	1.3%	14,129	0.5%	15,392	0.5%	15,052	0.5%

Gross loans	$2,973,547	100.0%	$2,966,847	100.0%	$2,908,510	100.0%	$2,887,790	100.0%	$2,841,758	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed) as of March 31, 2013 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Loans secured by real estate:
Residential 1-4 family	$473,071	$75,481	$62,714	16,221	46,493	$334,876	194,823	140,053
Commercial	1,068,812	202,814	93,913	87,160	6,753	772,085	511,712	260,373
Construction, land development and other land loans	467,436	321,772	9,056	5,207	3,849	136,608	119,020	17,588
Second mortgages	37,337	7,057	889	592	297	29,391	13,235	16,156
Equity lines of credit	301,700	172,405	2,350	808	1,542	126,945	24,143	102,802
Multifamily	127,356	10,795	6,305	6,305	—	110,256	88,680	21,576
Farm land	23,570	12,914	530	490	40	10,126	9,613	513

Total real estate loans	2,499,282	803,238	175,757	116,783	58,974	1,520,287	961,226	559,061

Commercial Loans	182,914	79,640	1,125	1,125	—	102,149	77,918	24,231

Consumer installment loans
Personal	230,189	8,525	—	—	—	221,664	106,615	115,049
Credit cards	21,204	21,204	—	—	—	—	—	—

Total consumer installment loans	251,393	29,729	—	—	—	221,664	106,615	115,049

All other loans	39,958	6,858	3,372	2,925	447	29,728	5,734	23,994

Gross loans	$2,973,547	$919,465	$180,254	$120,833	$59,421	$1,873,828	$1,151,493	$722,335

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at March 31, 2013, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers’ focusing their lending to borrowers with proven track records in markets with which the Company is familiar. To manage the growth of the real estate loans in the loan portfolio, facilitate asset/liability management and generate additional fee income, the Company sells most conforming first mortgage residential real estate loans to the secondary market as they are originated. Union Mortgage Group, Inc. serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs. This venture has provided the Bank’s customers with enhanced mortgage products and the Company with improved efficiencies through the consolidation of this function.

Asset Quality

Overview

During the first quarter, the Company continued to reduce the levels of past due loans, impaired loans, and troubled debt restructurings. Nonperforming assets decreased significantly from the same quarter last year while remaining relatively flat from the prior quarter. Net charge-offs and the related ratio of net charge-offs to total loans decreased from the prior quarter and from the same quarter of the previous year. These reductions demonstrate that the Company’s efforts to manage problem loans have been effective. The allowance to nonperforming loans coverage ratio has continued to increase and is at its highest level since the fourth quarter of 2008. The magnitude of any change in the real estate market and its impact on the Company is still largely dependent upon continued recovery of residential housing and commercial real estate and the pace at which the local economies in the Company’s operating markets improve.

Troubled Debt Restructurings (“TDRs”)

The total recorded investment in TDRs as of March 31, 2013 was $54.7 million, a decrease of $8.8 million, or 13.9%, from $63.5 million at December 31, 2012 and a decline of $45.1 million, or 45.2%, from $99.8 million at March 31, 2012. Of the $54.7 million of TDRs at March 31, 2013, $42.7 million, or 78.1%, were considered performing while the remaining $12.0 million were considered nonperforming. The decline in the TDR balance from the prior quarter is attributable to $3.8 million being removed from TDR status, $6.0 million in net payments, and $900,000 in charge-offs, partially offset by additions of $1.9 million. Loans removed from TDR status represent restructured loans with a market rate of interest at the time of the restructuring, which were performing in accordance with their modified terms for a consecutive twelve month period and that were no longer considered impaired. The TDR activity during the quarter did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

The following table provides a summary, by class and modification type, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of March 31, 2013 (dollars in thousands):

	Performing			Nonperforming			Total
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Modified to Interest Only, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	1	$215	$—	—	$—	$—	1	$215	$—
Commercial Real Estate - Non-Owner Occupied	2	633	—	2	510	—	4	1,143	—
Raw Land and Lots	3	254	—	—	—	—	3	254	—
Single Family Investment Real Estate	4	468	—	—	—	—	4	468	—
Consumer:
Mortgage	2	501	—	1	607	—	3	1,108	—
Indirect Marine	—	—	—	1	158	—	1	158	—

Total modified to interest only	12	$2,071	$—	4	$1,275	$—	16	$3,346	$—

Term Modification, at a market rate
Commercial:
Commercial Construction	3	$1,494	$—	—	$—	$—	3	$1,494	$—
Commercial Real Estate - Owner Occupied	5	3,991	—	1	883	—	6	4,874	—
Commercial Real Estate - Non-Owner Occupied	6	4,814	11	—	—	—	6	4,814	11
Raw Land and Lots	4	16,615	—	1	577	—	5	17,192	—
Single Family Investment Real Estate	3	909	—	—	—	—	3	909	—
Commercial and Industrial	3	715	—	8	1,278	—	11	1,993	—
Other Commercial	1	236	—	—	—	—	1	236	—
Consumer:
Mortgage	9	1,344	—	1	202	—	10	1,546	—
Other Consumer	3	262	—	—	—	—	3	262	—

Total term modification, at a market rate	37	$30,380	$11	11	$2,940	$—	48	$33,320	$11

Term Modification, below market rate
Commercial:
Commercial Construction	—	$—	$—	3	$3,471	$—	3	$3,471	$—
Commercial Real Estate - Owner Occupied	4	1,001	—	3	387	—	7	1,388	—
Raw Land and Lots	6	5,691	—	1	3,436	—	7	9,127	—
Single Family Investment Real Estate	1	383	—	2	427	—	3	810	—
Commercial and Industrial	1	172	—	1	10	—	2	182	—
Consumer:
Mortgage	2	556	—	—	—	—	2	556	—
Other Consumer	—	—	—	1	66	—	1	66	—

Total term modification, below market rate	14	$7,803	$—	11	$7,797	$—	25	$15,600	$—

Interest Rate Modification, below market rate
Commercial:
Commercial Real Estate - Non-Owner Occupied	2	$2,390	$—	—	$—	$—	2	$2,390	$—

Total interest rate modification, below market rate	2	$2,390	$—	—	$—	$—	2	$2,390	$—

Total	65	$42,644	$11	26	$12,012	$—	91	$54,656	$11

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

Nonperforming Assets (“NPAs”)

At March 31, 2013, nonperforming assets totaled $58.9 million, a decline of $129,000, or 0.2%, from the fourth quarter of last year and a decrease of $21.2 million, or 26.5%, from a year ago. In addition, NPAs as a percentage of total outstanding loans declined 1 basis point to 1.98% in the current quarter from 1.99% last quarter and 84 basis points from 2.82% a year earlier.

The following table shows a summary of assets quality balances and related ratios for periods presented (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
Nonaccrual loans	$23,033	$26,206	$32,159	$39,171	$42,391
Foreclosed properties	35,100	32,834	33,356	34,782	36,643
Real estate investment	778	—	1,084	1,020	1,020

Total nonperforming assets	58,911	59,040	66,599	74,973	80,054
Loans past due 90 days and accruing interest	6,187	8,843	9,096	10,768	12,267

Total nonperforming assets and Loans past due 90 days and accruing interest	$65,098	$67,883	$75,695	$85,741	$92,321

Performing Restructurings	$42,644	$51,468	$51,933	$67,490	$86,064

Balances
Allowance for loan losses	$34,415	$34,916	$39,894	$40,985	$40,204
Average loans, net of unearned income	2,829,881	2,804,500	2,890,666	2,847,087	2,829,881
Loans, net of unearned income	2,973,547	2,966,847	2,908,510	2,887,790	2,841,758

Ratios
NPAs to total loans	1.98%	1.99%	2.29%	2.60%	2.82%
NPAs & loans 90 days past due to total loans	2.19%	2.29%	2.60%	2.97%	3.25%
NPAs to total loans & OREO	1.96%	1.97%	2.26%	2.56%	2.78%
NPAs & loans 90 days past due to total loans & OREO	2.16%	2.26%	2.57%	2.93%	3.21%
ALL to nonaccrual loans	149.42%	133.24%	124.05%	104.63%	94.84%
ALL to nonaccrual loans & loans 90 days past due	117.78%	99.62%	96.70%	82.07%	73.56%

Nonperforming assets at March 31, 2013 included $23.0 million in nonaccrual loans (excluding purchased impaired loans), a net decrease of $3.2 million, or 12.2%, from the prior quarter and a reduction of $19.4 million, or 45.8%, from March 31, 2012. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Beginning Balance	$26,206	$32,159	$39,171	$42,391	$44,834
Net customer payments	(1,715)	(1,898)	(5,774)	(3,174)	(2,778)
Additions	2,694	2,306	2,586	2,568	2,805
Charge-offs	(2,262)	(3,388)	(3,012)	(561)	(1,549)
Loans returning to accruing status	(632)	(840)	(812)	(1,803)	—
Transfers to OREO	(1,258)	(2,133)	—	(250)	(921)

Ending Balance	$23,033	$26,206	$32,159	$39,171	$42,391

The additions during the quarter were primarily related to mortgages and HELOCs. The majority of the net reduction in nonaccrual loans was related to the commercial loan portfolio.

The following table presents the composition of nonaccrual loans (excluding purchased impaired loans) and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the quarter ended (dollars in thousands):

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Raw Land and Lots	$6,353	$8,760	$10,995	$12,139	$13,064
Commercial Construction	4,547	5,781	7,846	9,763	9,835
Commercial Real Estate	2,988	3,018	2,752	5,711	6,299
Single Family Investment Real Estate	2,117	3,420	4,081	3,476	4,507
Commercial and Industrial	2,261	2,036	2,678	4,715	5,318
Other Commercial	190	193	195	231	233
Consumer	4,577	2,998	3,612	3,136	3,135

Total	$23,033	$26,206	$32,159	$39,171	$42,391

Coverage Ratio	149.42%	133.24%	124.05%	104.63%	94.84%

Nonperforming assets at March 31, 2013 also included $35.9 million in OREO, a net increase of $3.1 million, or 9.5%, from the prior quarter and a decrease of $1.8 million, or 4.8%, from the prior year. The following table shows the activity in OREO for the quarter ended (dollars in thousands):

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Beginning Balance	$32,834	$34,440	$35,802	$37,663	$32,263
Additions	3,607	2,866	929	3,887	6,593
Capitalized Improvements	30	22	16	23	319
Valuation Adjustments	—	(301)	—	—	—
Proceeds from sales	(877)	(4,004)	(2,071)	(5,592)	(1,485)
Gains (losses) from sales	284	(189)	(236)	(179)	(27)

Ending Balance	$35,878	$32,834	$34,440	$35,802	$37,663

The additions to OREO were principally related to commercial real estate, raw land, and closed branch property; sales from OREO were principally related to residential real estate.

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Land	$9,861	$8,657	$6,953	$6,953	$6,327
Land Development	11,023	10,886	11,034	11,313	11,559
Residential Real Estate	7,467	7,939	9,729	10,431	12,482
Commercial Real Estate	6,749	5,352	5,640	6,085	6,275
Former Bank Premises (1)	778	—	1,084	1,020	1,020

Total	$35,878	$32,834	$34,440	$35,802	$37,663

(1)	Includes closed branch property and land previously held for branch sites.

Included in land development is $9.2 million related to a residential community in the Northern Neck region of Virginia, which includes developed residential lots, a golf course, and undeveloped land. Foreclosed properties were adjusted to their fair values at the time of each foreclosure and any losses were taken as loan charge-offs against the allowance for loan losses at that time. OREO asset valuations are also evaluated at least quarterly by the subsidiary bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment.

Past Due Loans

At March 31, 2013, total accruing past due loans were $24.7 million, or 0.83% of total loans, a decrease from $32.4 million, or 1.09% of total loans, at December 31, 2012 and from $41.0 million, or 1.44% of total loans, a year ago. The favorable trend in decreased past due loans is a result of management’s diligence in handling problem loans and an improving economy.

Charge-offs and delinquencies

For the quarter ended March 31, 2013, net charge-offs of loans were $2.6 million, or 0.35% on an annualized basis, compared to $8.3 million, or 1.11%, for the fourth quarter of 2012 and $2.8 million, or 0.39%, for the same quarter last year. Of the $2.6 million in net charge-offs in the current quarter, $1.9 million, or 73%, related to impaired loans specifically reserved for in the prior period. Net charge-offs in the current quarter included commercial loans of $2.0 million.

Provision

The provision for loan losses for the current quarter was $2.1 million, a decrease of $1.2 million from the last quarter and a decrease of $1.4 million from the same quarter a year ago. The decline in provision for loan losses in the current quarter compared to the prior periods is driven by improving asset quality and lower levels of net charge-offs. The provision to loans ratio for the quarter ended March 31, 2013 was 0.28% on an annualized basis compared to 0.44% last quarter and 0.50% the same quarter a year ago.

Allowance for Loan Losses

The allowance for loan losses as a percentage of the total loan portfolio, adjusted for acquired loans (non-GAAP), was 1.36% at March 31, 2013, a decrease from 1.40% at December, 2012 and 1.77% from a year ago. In acquisition accounting, there is no carryover of previously established allowance for loan losses. The allowance for loan losses as a percentage of the total loan portfolio was 1.16% at March 31, 2013, 1.18% at December 31, 2012, and 1.41% at March 31, 2012. The decrease in the allowance and related ratios was primarily attributable to the charge-off of impaired loans specifically reserved for in prior periods as shown in the following table and improving credit quality metrics:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
Loans individually evaluated for impairment	$133,861	$142,415	$161,196	$189,399	$230,789
Related allowance	5,712	6,921	11,438	11,500	11,288
ALL to loans individually evaluated for impairment	4.27%	4.86%	7.10%	6.07%	4.89%

Loans collectively evaluated for impairment	$2,839,686	$2,824,432	$2,747,314	$2,698,391	$2,610,969
Related allowance	28,703	27,995	28,456	29,485	28,916
ALL to loans collectively evaluated for impairment	1.01%	0.99%	1.04%	1.09%	1.11%

Total loans	$2,973,547	$2,966,847	$2,908,510	$2,887,790	$2,841,758
Related allowance	34,415	34,916	39,894	40,985	40,204
ALL to total loans	1.16%	1.18%	1.37%	1.42%	1.41%

The Company continued to see favorable trends in both past due loans and impaired loans during the current quarter. Past due loans have decreased, as previously described, and impaired loans (individually and collectively evaluated for impairment) have declined from $155.4 million at December 31, 2012 and from $242.7 million at March 31, 2012 to $145.7 million at March 31, 2013. The nonaccrual loan coverage ratio improved to the highest level since the fourth quarter of 2008, as it increased to 149.4% at March 31, 2013 from 133.2% at December 31, 2012 and from 94.8% the same quarter last year. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the quarter ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
Balance, beginning of period	$34,916	$39,894	$40,985	$40,204	$39,470
Loans charged-off:
Commercial	40	506	898	16	19
Real estate	2,975	7,100	2,821	2,095	2,111
Consumer	370	1,012	452	458	977

Total loans charged-off	3,385	8,618	4,171	2,569	3,107

Recoveries:
Commercial	246	41	120	28	18
Real estate	378	91	267	46	61
Consumer	210	208	293	276	262

Total recoveries	834	340	680	350	341

Net charge-offs	2,551	8,278	3,491	2,219	2,766
Provision for loan losses	2,050	3,300	2,400	3,000	3,500

Balance, end of period	$34,415	$34,916	$39,894	$40,985	$40,204

Allowance for loan losses to loans	1.16%	1.18%	1.37%	1.42%	1.41%
Allowance-to-legacy loans (Non-GAAP)	1.36%	1.40%	1.66%	1.74%	1.77%
Net charge-offs to total loans	0.35%	1.11%	0.48%	0.31%	0.39%
Provision to total loans	0.28%	0.44%	0.33%	0.42%	0.50%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of the period ended (dollars in thousands):

	March 31,		December 31,		September 30,		June 30,		March 31,
	2013		2012		2012		2012		2012
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$2,117	6.2%	$2,195	6.3%	$2,388	6.0%	$2,422	5.9%	$2,469	6.1%
Real estate	28,926	84.0%	29,403	84.2%	33,932	85.0%	34,782	84.9%	33,950	84.5%
Consumer	3,372	9.8%	3,318	9.5%	3,574	9.0%	3,781	9.2%	3,785	9.4%

Total	$34,415	100.0%	$34,916	100.0%	$39,894	100.0%	$40,985	100.0%	$40,204	100.0%

(1)	The percent represents the loan balance divided by total loans.

Deposits

As of March 31, 2013 total average deposits were $3.3 billion, up $32.1 million, or 3.9% annualized, from December 31, 2012 and $116.8 million, or 3.7%, from March 31, 2012. Total interest-bearing deposits consist principally of time deposits and money market account balances. Total time deposits and money market accounts were $1.0 billion and $945.0 million, respectively, or 73.5% of total interest-bearing deposits. The Company continues to experience a shift from time deposits into lower cost transaction (demand deposits, NOW, money market, and savings) accounts. This shift is driven by the Company’s focus on acquiring low cost deposits and customer preference for liquidity in a historically low interest rate environment.

Maturities of time deposits as of March 31, 2013 are as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total	Percent Of Total Deposits
Maturities of time deposits of $100,000 and over	$62,274	$242,028	$203,670	$507,972	15.34%
Maturities of other time deposits	63,550	238,670	205,632	507,852	15.33%

Total time deposits	$125,824	$480,698	$409,302	$1,015,824	30.67%

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

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the FDIC have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The table below shows the Company exceeded the definition of “well capitalized” for regulatory purposes.

In connection with two bank acquisitions, prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

The following table summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	March 31,	December 31,	March 31,
	2013	2012	2012
Tier 1 capital	$407,704	$409,879	$395,540
Tier 2 capital	44,259	44,566	50,561
Total risk-based capital	451,963	454,445	446,101
Risk-weighted assets	3,130,377	3,119,063	3,047,777

Capital ratios:
Tier 1 risk-based capital ratio	13.02%	13.14%	12.98%
Total risk-based capital ratio	14.44%	14.57%	14.64%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.21%	10.29%	10.34%
Common equity to assets	10.63%	10.64%	10.79%
Tangible common equity to tangible assets	8.97%	8.97%	8.97%

In June 2012, the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC proposed rules that would revise and replace the current capital rules to align with the Basel III capital standards and meet certain requirements of the Dodd-Frank Act. The Basel III capital standards substantially increase the complexity of capital calculations and the amount of capital required to be maintained. On October 22, 2012, the comment period for the Base1 III proposals closed. The agencies announced that the Basel III capital provisions are not effective as of January 1, 2013 as originally planned. An effective date for the final rules is pending.

NON-GAAP MEASURES

In reporting the results of March 31, 2013, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit and trademark intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Cash basis operating earnings per share were $0.38 and $0.34 for the three months ended March 31, 2013 and 2012, respectively. Cash basis return on average tangible assets for the three months ended March 31, 2013 and 2012 was 0.99% and 0.93%, respectively. Cash basis return on average tangible equity for the three months ended March 31, 2013 and 2012 was 10.80% and 10.32%, respectively.

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

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the periods ended (dollars in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2013	2012

Net income	$8,983	$7,923
Plus: core deposit intangible amortization, net of tax	673	852
Plus: trademark intangible amortization, net of tax	22	65

Cash basis operating earnings	$9,678	$8,840

Average assets	4,057,156	3,903,758
Less: average trademark intangible	5	383
Less: average goodwill	59,400	59,400
Less: average core deposit intangibles	15,221	20,010

Average tangible assets	$3,982,530	$3,823,965

Average equity	437,981	424,289
Less: average trademark intangible	5	383
Less: average goodwill	59,400	59,400
Less: average core deposit intangibles	15,221	20,010

Average tangible equity	$363,355	$344,496

Weighted average shares outstanding, diluted	25,138,003	25,953,364
Cash basis earnings per share, diluted	$0.38	$0.34
Cash basis return on average tangible assets	0.99%	0.93%
Cash basis return on average tangible equity	10.80%	10.32%

The allowance for loan losses as a percentage of the total loan portfolio includes net loans acquired in previous acquisitions. The Company believes the presentation of the allowance-to-legacy loan ratio (non-GAAP) is useful to investors because the acquired loans were recorded at a market discount (including credit valuation) with no allowance for loan losses carried over to the Company.

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

	For the three months ended March 31,
	2013	2012
Gross loans	$2,973,547	$2,841,758
Less: acquired loans without additional credit deterioration	(447,406)	(571,580)

Gross loans, net of acquired	2,526,141	2,270,178

Allowance for loan losses	$34,415	$40,204
Allowance for loan losses ratio	1.16%	1.41%
Allowance for loan loss ratio, net of acquired	1.36%	1.77%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended March 31, 2013 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+300 basis points	4.03	6,419
+200 basis points	2.50	3,992
+100 basis points	0.79	1,265
Most likely rate scenario	—	—
-100 basis points	(2.30)	(3,667)
-200 basis points	(3.70)	(5,898)
-300 basis points	(3.77)	(6,016)

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended March 31, 2013 (dollars in thousands):

	Change In Economic Value of Equity
	%	$
Change in Yield Curve:
+300 basis points	(6.02)	(32,936)
+200 basis points	(3.48)	(19,008)
+100 basis points	(1.56)	(8,517)
Most likely rate scenario	—	—
-100 basis points	(4.26)	(23,275)
-200 basis points	(5.63)	(30,779)
-300 basis points	(3.84)	(21,014)

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no other material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

On March 7, 2013, the Company entered into an agreement to purchase 500,000 shares of its common stock from Markel Corporation, the Company’s largest shareholder, for an aggregate purchase price of $9,500,000, or $19.00 per share. The repurchase was funded with cash on hand. Steven A. Markel, Vice Chairman of Markel Corporation, was a member of the Company’s Board of Directors at the time of the transaction. The Company retired the shares. On March 8, 2013, the Company filed a Current Report on Form 8-K with respect to the repurchase.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013, December 31, 2012 and March 31, 2012 ,(ii) the Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and March 31, 2012, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012 and (v) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union First Market Bankshares Corporation
(Registrant)

Date: May 9, 2013	By:	/s/ G. William Beale
G. William Beale,
Chief Executive Officer
(principal executive officer)

Date: May 9, 2013	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)