Form 10-Q
period 2013-06-30
UNION FIRST MARKET BANKSHARES CORP
filed 2013-08-08
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of shares of common stock outstanding as of August 1, 2013 was 24,885,653.

UNION FIRST MARKET BANKSHARES CORPORATION

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,	June 30,
	2013	2012	2012
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$59,867	$71,426	$57,245
Interest-bearing deposits in other banks	11,526	11,320	14,975
Money market investments	1	1	1
Federal funds sold	153	155	163
Total cash and cash equivalents	71,547	82,902	72,384

Securities available for sale, at fair value	582,312	585,382	627,543
Restricted stock, at cost	17,956	20,687	19,291

Loans held for sale	109,395	167,698	100,066

Loans, net of unearned income	3,000,855	2,966,847	2,887,790
Less allowance for loan losses	34,333	34,916	40,985
Net loans	2,966,522	2,931,931	2,846,805

Bank premises and equipment, net	82,857	85,409	91,122
Other real estate owned, net of valuation allowance	35,153	32,834	35,802
Core deposit intangibles, net	13,821	15,778	18,178
Goodwill	59,400	59,400	59,400
Other assets	117,594	113,844	111,697
Total assets	$4,056,557	$4,095,865	$3,982,288

LIABILITIES
Noninterest-bearing demand deposits	668,303	645,901	591,757
Interest-bearing deposits:
NOW accounts	456,459	454,150	425,188
Money market accounts	953,978	957,130	905,739
Savings accounts	225,821	207,846	198,728
Time deposits of $100,000 and over	468,263	508,630	534,682
Other time deposits	493,139	524,110	562,892
Total interest-bearing deposits	2,597,660	2,651,866	2,627,229
Total deposits	3,265,963	3,297,767	3,218,986

Securities sold under agreements to repurchase	101,418	54,270	75,394
Other short-term borrowings	28,000	78,000	-
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	137,919	136,815	155,625
Other liabilities	34,518	32,840	38,537
Total liabilities	3,628,128	3,660,002	3,548,852

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 24,880,403 shares, 25,270,970 shares, and 25,952,035 shares, respectively.	32,901	33,510	34,415
Surplus	168,600	176,635	185,733
Retained earnings	227,563	215,634	202,278
Accumulated other comprehensive (loss) income	(635)	10,084	11,010
Total stockholders' equity	428,429	435,863	433,436

Total liabilities and stockholders' equity	$4,056,557	$4,095,865	$3,982,288

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$38,687	$40,299	$77,912	$80,907
Interest on Federal funds sold	-	-	1	-
Interest on deposits in other banks	6	32	11	54
Interest and dividends on securities:
Taxable	1,939	3,184	4,008	6,640
Nontaxable	2,054	1,787	4,041	3,577
Total interest and dividend income	42,686	45,302	85,973	91,178

Interest expense:
Interest on deposits	3,701	5,023	7,663	10,358
Interest on federal funds purchased	21	1	36	1
Interest on short-term borrowings	54	47	108	91
Interest on long-term borrowings	1,507	2,144	3,009	4,294
Total interest expense	5,283	7,215	10,816	14,744

Net interest income	37,403	38,087	75,157	76,434
Provision for loan losses	1,000	3,000	3,050	6,500
Net interest income after provision for loan losses	36,403	35,087	72,107	69,934

Noninterest income:
Service charges on deposit accounts	2,346	2,291	4,618	4,421
Other service charges, commissions and fees	3,222	2,774	6,029	5,346
Gains on securities transactions, net	53	10	42	5
Gains on sales of mortgage loans, net of commissions	4,668	3,832	8,520	6,597
Gains (losses) on sales of bank premises	(34)	373	(330)	343
Other operating income	1,044	973	2,254	2,017
Total noninterest income	11,299	10,253	21,133	18,729

Noninterest expenses:
Salaries and benefits	17,912	16,935	35,878	33,911
Occupancy expenses	2,764	3,092	5,619	5,739
Furniture and equipment expenses	1,741	1,868	3,585	3,631
Other operating expenses	11,866	11,712	22,701	22,593
Total noninterest expenses	34,283	33,607	67,783	65,874

Income before income taxes	13,419	11,733	25,457	22,789
Income tax expense	3,956	3,313	7,011	6,446
Net income	$9,463	$8,420	$18,446	$16,343
Earnings per common share, basic	$0.38	$0.32	$0.74	$0.63
Earnings per common share, diluted	$0.38	$0.32	$0.74	$0.63

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$9,463	$8,420	$18,446	$16,343
Other comprehensive income (loss):
Change in fair value of interest rate swap (cash flow hedge)	849	(487)	1,135	(290)
Unrealized holding (losses) gains arising during period (net of tax, $5,233 and $6,368 and $535 and $890 for three and six months ended June 30, 2013 and 2012)	(9,720)	992	(11,827)	1,653
Reclassification adjustment for losses included in net income (net of tax, $19 and $15 and $4 and $2 for three and six months ended June 30, 2013 and 2012)	(34)	(6)	(27)	(3)
Other comprehensive income (loss)	(8,905)	499	(10,719)	1,360
Comprehensive income	$558	$8,919	$7,727	$17,703

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2011	$34,672	$187,493	$189,824	$9,650	$421,639
Net income - 2012			16,343		16,343
Other comprehensive income (net of tax, $888 )				1,360	1,360
Dividends on Common Stock ( $.15 per share)			(3,632)		(3,632)
Stock purchased under stock repurchase plan ( 220,265 shares)	(293)	(2,570)			(2,863)
Issuance of common stock under Dividend Reinvestment Plan ( 19,028 shares)	25	232	(257)		-
Vesting of restricted stock under Stock Incentive Plan ( 9,647 shares)	13	(13)			-
Net settle for taxes on Restricted Stock Awards ( 1,818 shares)	(2)	(24)			(26)
Stock-based compensation expense		615			615
Balance - June 30, 2012	$34,415	$185,733	$202,278	$11,010	$433,436

Balance - December 31, 2012	$33,510	$176,635	$215,634	$10,084	$435,863
Net income - 2013			18,446		18,446
Other comprehensive loss (net of tax, $6,383)				(10,719)	(10,719)
Dividends on Common Stock ( $.26 per share)			(6,063)		(6,063)
Stock purchased under stock repurchase plan ( 500,000 shares)	(664)	(8,835)			(9,499)
Issuance of common stock under Dividend Reinvestment Plan ( 25,177 shares)	33	421	(454)		-
Issuance of common stock under Stock Incentive Plan ( 13,365 shares)	17	79			96
Vesting of restricted stock under Stock Incentive Plan ( 6,177 shares)	8	(8)			-
Net settle for taxes on Restricted Stock Awards ( 2,563 shares)	(3)	(17)			(20)
Stock-based compensation expense		325			325
Balance - June 30, 2013	$32,901	$168,600	$227,563	$(635)	$428,429

See accompanying notes to condensed consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands)

(Unaudited)

	2013	2012
Operating activities:
Net income	$18,446	$16,343
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of bank premises and equipment	3,046	3,412
Amortization, net	2,598	7,370
Provision for loan losses	3,050	6,500
Gains on the sale of investment securities	(42)	(5)
Decrease (increase) in loans held for sale, net	58,303	(25,243)
(Gains) losses on sales of other real estate owned, net	(142)	206
Losses (gains) on bank premises, net	330	(343)
Stock-based compensation expenses	325	615
Decrease (increase) in other assets	2,151	(231)
Increase in other liabilities	2,813	6,590
Net cash and cash equivalents provided by operating activities	90,878	15,214
Investing activities:
Purchases of securities available for sale	(106,188)	(95,191)
Proceeds from sales of securities available for sale	15,585	3,583
Proceeds from maturities, calls and paydowns of securities available for sale	78,050	83,656
Net increase in loans	(42,027)	(84,671)
Net increase in bank premises and equipment	(1,812)	(3,603)
Proceeds from sales of other real estate owned	3,391	7,077
Improvements to other real estate owned	(194)	(343)
Net cash and cash equivalents used in investing activities	(53,195)	(89,492)
Financing activities:
Net increase in noninterest-bearing deposits	22,402	57,222
Net increase in NOW accounts	2,309	12,583
Net (decrease) increase in money market accounts	(3,152)	846
Net increase in savings accounts	17,975	19,571
Net (decrease) increase in time deposits of $100,000 and over	(40,367)	(16,873)
Net decrease in other time deposits	(30,971)	(29,468)
Net (decrease) increase in short-term borrowings	(2,852)	12,399
Net increase in long-term borrowings (1)	1,104	244
Cash dividends paid - common stock	(6,063)	(3,632)
Repurchase of common stock	(9,499)	(2,863)
Issuance of common stock	96	-
Taxes paid related to net share settlement of equity awards	(20)	(26)
Net cash and cash equivalents (used in) provided by financing activities	(49,038)	50,003
(Decrease) increase in cash and cash equivalents	(11,355)	(24,275)
Cash and cash equivalents at beginning of the period	82,902	96,659
Cash and cash equivalents at end of the period	$71,547	$72,384

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$11,166	$15,699
Income taxes	4,600	7,500

Supplemental schedule of noncash investing and financing activities
Unrealized (loss) gain on securities available for sale	$(18,237)	$2,538
Changes in fair value of interest rate swap loss	1,135	(290)
Transfers from loans to other real estate owned	4,386	10,479
Transfers from bank premises to other real estate owned	988	-

(1) See Note 5 "Borrowings" related to 2013 activity.

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Public companies were required to apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in the Company’s consolidated financial statements.

2.	SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of June 30, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2013
U.S. government and agency securities	$1,995	$803	$-	$2,798
Obligations of states and political subdivisions	235,497	7,280	(6,061)	236,716
Corporate and other bonds	5,671	96	(141)	5,626
Mortgage-backed securities	331,512	4,911	(2,653)	333,770
Other securities	3,413	15	(26)	3,402
Total securities	$578,088	$13,105	$(8,881)	$582,312

December 31, 2012
U.S. government and agency securities	$2,581	$268	$-	$2,849
Obligations of states and political subdivisions	214,980	15,123	(325)	229,778
Corporate and other bonds	7,353	173	(314)	7,212
Mortgage-backed securities	335,327	7,383	(536)	342,174
Other securities	3,277	92	-	3,369
Total securities	$563,518	$23,039	$(1,175)	$585,382

Due to restrictions placed upon the Company’s common stock investment in the Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta (“FHLB”), these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications. The FHLB requires the Union First Market Bank (the “Bank”) to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 6% of its outstanding capital. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $6.8 million for both June 30, 2013 and December 31, 2012 and FHLB stock in the amount of $11.2 million and $13.9 million as of June 30, 2013 and December 31, 2012, respectively.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2013
Obligations of states and political subdivisions	$70,559	$(5,988)	$618	$(73)	$71,177	$(6,061)
Mortgage-backed securities	147,741	(2,608)	5,255	(45)	152,996	(2,653)
Corporate bonds and other securities	2,888	(26)	1,730	(141)	4,618	(167)
Totals	$221,188	$(8,622)	$7,603	$(259)	$228,791	$(8,881)

December 31, 2012
Obligations of states and political subdivisions	$22,397	$(283)	$649	$(42)	$23,046	$(325)
Mortgage-backed securities	86,183	(536)	-	-	86,183	(536)
Corporate bonds and other securities	-	-	1,555	(314)	1,555	(314)
Totals	$108,580	$(819)	$2,204	$(356)	$110,784	$(1,175)

As of June 30, 2013, there were $7.6 million, or 5 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $259,000 and consisted of municipal obligations, mortgage-backed securities, and corporate bonds.

The following table presents the amortized cost and estimated fair value of securities as of June 30, 2013 and December 31, 2012, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$9,082	$9,178	$5,623	$5,741
Due after one year through five years	15,322	15,926	16,413	17,016
Due after five years through ten years	73,607	76,923	69,164	73,501
Due after ten years	480,077	480,285	472,318	489,124
Total securities available for sale	$578,088	$582,312	$563,518	$585,382

Securities with an amortized cost of $192.0 million and $183.7 million as of June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes.

During each quarter the Company conducts an assessment of the securities portfolio for other-than-temporary impairment (“OTTI”) consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the quarter ended June 30, 2013, and in accordance with the guidance, no OTTI was recognized.

Based on the assessment for the quarter ended September 30, 2011 and in accordance with the guidance, the Company determined that a single issuer Trust Preferred security incurred credit-related OTTI of $400,000, which was recognized in earnings for the quarter ended September 30, 2011. There is a possibility that the Company will sell the security before recovering all unamortized costs. The significant inputs the Company considered in determining the amount of the credit loss are as follows:

•	The assessment of security credit rating agencies and research performed by third parties;
•	The continued interest payment deferral by the issuer;
•	The lack of improving asset quality of the issuer and worsening economic conditions; and
•	The security is thinly traded and trading at its historical low, below par.

OTTI recognized for the periods presented is summarized as follow (dollars in thousands):

OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2012	$400
Cumulative credit losses on investment securities	-
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through June 30, 2013	$400

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of unearned income, and consist of the following at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,	December 31,
	2013	2012
Commercial:
Commercial Construction	$206,994	$202,344
Commercial Real Estate - Owner Occupied	516,303	513,671
Commercial Real Estate - Non-Owner Occupied	732,596	682,760
Raw Land and Lots	182,629	205,726
Single Family Investment Real Estate	238,075	233,395
Commercial and Industrial	200,314	217,661
Other Commercial	54,603	47,551
Consumer:
Mortgage	225,848	220,567
Consumer Construction	41,160	33,969
Indirect Auto	168,885	157,518
Indirect Marine	39,010	36,586
HELOCs	280,448	288,092
Credit Card	21,878	21,968
Other Consumer	92,112	105,039
Total	$3,000,855	$2,966,847

The following table shows the aging of the Company’s loan portfolio, by class, at June 30, 2013 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$709	$-	$-	$-	$5,103	$201,182	$206,994
Commercial Real Estate - Owner Occupied	1,202	244	719	211	2,102	511,825	516,303
Commercial Real Estate - Non-Owner Occupied	3,735	184	-	-	614	728,063	732,596
Raw Land and Lots	285	-	43	2,529	4,573	175,199	182,629
Single Family Investment Real Estate	1,220	489	212	299	2,859	232,996	238,075
Commercial and Industrial	225	176	379	-	7,291	192,243	200,314
Other Commercial	16	-	-	-	471	54,116	54,603
Consumer:
Mortgage	5,182	2,593	2,091	-	1,485	214,497	225,848
Consumer Construction	208	-	-	-	228	40,724	41,160
Indirect Auto	1,482	302	327	14	-	166,760	168,885
Indirect Marine	586	-	114	-	158	38,152	39,010
HELOCs	1,560	333	1,062	818	1,665	275,010	280,448
Credit Card	134	207	183	-	-	21,354	21,878
Other Consumer	2,063	294	1,161	102	473	88,019	92,112
Total	$18,607	$4,822	$6,291	$3,973	$27,022	$2,940,140	$3,000,855

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2012 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$-	$-	$-	$-	$5,781	$196,563	$202,344
Commercial Real Estate - Owner Occupied	2,105	153	1,711	247	2,206	507,249	513,671
Commercial Real Estate - Non-Owner Occupied	866	63	207	-	812	680,812	682,760
Raw Land and Lots	277	-	75	2,942	8,760	193,672	205,726
Single Family Investment Real Estate	1,819	261	756	326	3,420	226,813	233,395
Commercial and Industrial	506	270	441	79	2,036	214,329	217,661
Other Commercial	70	182	1	-	193	47,105	47,551
Consumer:
Mortgage	5,610	2,244	3,017	-	747	208,949	220,567
Consumer Construction	157	-	-	-	235	33,577	33,969
Indirect Auto	2,504	276	329	21	-	154,388	157,518
Indirect Marine	67	-	114	-	158	36,247	36,586
HELOCs	3,063	640	1,239	845	1,325	280,980	288,092
Credit Card	269	101	397	-	-	21,201	21,968
Other Consumer	1,525	487	556	105	533	101,833	105,039
Total	$18,838	$4,677	$8,843	$4,565	$26,206	$2,903,718	$2,966,847

Nonaccrual loans totaled $27.0 million, $26.2 million, and $39.2 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively. There were no nonaccrual loans excluded from impaired loan disclosure in 2013 or 2012. Loans past due 90 days or more and accruing interest totaled $6.3 million, $8.8 million, and $10.8 million at June 30, 2013, December 31,2012, and June 30, 2012, respectively.

The following table shows purchased impaired commercial and consumer loan portfolios, by class and their delinquency status at June 30, 2013 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Real Estate - Owner Occupied	$-	$166	$45	$211
Raw Land and Lots	-	-	2,529	2,529
Single Family Investment Real Estate	-	11	288	299
Consumer:
Indirect Auto	3	2	9	14
HELOCs	-	32	786	818
Other Consumer	42	-	60	102
Total	$45	$211	$3,717	$3,973

The following table shows purchased impaired commercial and consumer loan portfolios, by class and their delinquency status at December 31, 2012 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Real Estate - Owner Occupied	$-	$193	$54	$247
Raw Land and Lots	-	81	2,861	2,942
Single Family Investment Real Estate	-	14	312	326
Commercial and Industrial	-	79	-	79
Consumer:
Indirect Auto	3	2	16	21
HELOCs	-	51	794	845
Other Consumer	-	-	105	105
Total	$3	$420	$4,142	$4,565

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. At June 30, 2013, the Company had $133.8 million in loans considered to be impaired of which $11.4 million were collectively evaluated for impairment and $122.4 million were individually evaluated for impairment. The following table shows the Company’s impaired loans individually evaluated for impairment, by class, at June 30, 2013 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$16,900	$16,902	$-	$16,111	$396
Commercial Real Estate - Owner Occupied	10,951	11,051	-	11,198	300
Commercial Real Estate - Non-Owner Occupied	14,111	14,195	-	14,308	350
Raw Land and Lots	36,273	36,528	-	36,556	627
Single Family Investment Real Estate	6,854	7,232	-	7,900	111
Commercial and Industrial	3,194	3,326	-	3,604	64
Other Commercial	616	616	-	616	15
Consumer:
Mortgage	1,382	1,382	-	1,383	27
HELOCs	2,018	2,137	-	2,392	-
Other Consumer	12	13	-	13	-
Total impaired loans without a specific allowance	$92,311	$93,382	$-	$94,081	$1,890

Loans with a specific allowance
Commercial:
Commercial Construction	$11,790	$12,274	$795	$18,517	$19
Commercial Real Estate - Owner Occupied	2,675	2,829	466	2,912	16
Commercial Real Estate - Non-Owner Occupied	430	476	88	538	-
Raw Land and Lots	2,199	2,221	347	2,282	23
Single Family Investment Real Estate	2,414	2,796	40	2,888	-
Commercial and Industrial	6,698	6,807	3,323	6,919	117
Other Commercial	418	418	1	418	3
Consumer:
Mortgage	1,283	1,291	72	1,293	-
Consumer Construction	228	262	38	268	-
Indirect Marine	158	283	28	283	-
HELOCs	1,333	1,401	717	1,655	12
Other Consumer	461	496	194	496	-
Total impaired loans with a specific allowance	$30,087	$31,554	$6,109	$38,469	$190
Total loans individually evaluated for impairment	$122,398	$124,936	$6,109	$132,550	$2,080

At December 31, 2012, the Company had $155.4 million in loans considered to be impaired of which $13.0 million were collectively evaluated for impairment and $142.4 million were individually evaluated for impairment. The following table shows the Company’s impaired loans individually evaluated for impairment, by class, at December 31, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$28,212	$28,695	$-	$28,925	$1,237
Commercial Real Estate - Owner Occupied	13,356	13,449	-	14,362	773
Commercial Real Estate - Non-Owner Occupied	13,997	14,076	-	15,153	768
Raw Land and Lots	40,421	40,485	-	43,162	1,537
Single Family Investment Real Estate	5,348	6,046	-	6,887	242
Commercial and Industrial	1,582	1,610	-	1,926	105
Consumer:
Mortgage	857	857	-	892	43
Indirect Auto	4	4	-	8	-
Indirect Marine	158	283	-	283	3
HELOCs	1,330	1,429	-	1,481	5
Other Consumer	125	127	-	129	-
Total impaired loans without a specific allowance	$105,390	$107,061	$-	$113,208	$4,713

Loans with a specific allowance
Commercial:
Commercial Construction	$3,786	$3,834	$596	$4,614	$157
Commercial Real Estate - Owner Occupied	2,699	2,838	698	2,878	30
Commercial Real Estate - Non-Owner Occupied	13,791	13,828	691	13,896	761
Raw Land and Lots	9,711	9,919	2,411	10,656	145
Single Family Investment Real Estate	1,740	1,826	499	1,953	47
Commercial and Industrial	2,413	2,573	603	2,584	31
Other Commercial	134	134	28	134	-
Consumer:
Mortgage	545	549	154	550	-
Consumer Construction	235	262	106	230	-
HELOCs	1,563	1,630	942	1,840	25
Other Consumer	408	438	193	438	2
Total impaired loans with a specific allowance	$37,025	$37,831	$6,921	$39,773	$1,198
Total loans individually evaluated for impairment	$142,415	$144,892	$6,921	$152,981	$5,911

The Company considers troubled debt restructurings (“TDRs”) to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. Included in the impaired loan disclosures above are $53.0 million and $63.5 million of loans considered to be troubled debt restructurings as of June 30, 2013 and December 31, 2012, respectively. All loans that are considered to be TDRs are specifically evaluated for impairment in accordance with the Company’s allowance for loan loss methodology.

The following table provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013			December 31, 2012
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	1	$653	$-	5	$4,549	$73
Commercial Real Estate - Owner Occupied	8	5,671	-	11	6,009	-
Commercial Real Estate - Non-Owner Occupied	8	4,850	130	10	13,103	-
Raw Land and Lots	14	20,868	-	13	22,886	-
Single Family Investment Real Estate	10	2,602	-	6	928	-
Commercial and Industrial	7	1,918	-	5	1,041	-
Other Commercial	-	-	-	1	236	-
Consumer:
Mortgage	15	3,005	-	12	2,256	-
Other Consumer	3	259	-	4	460	-
Total performing	66	$39,826	$130	67	$51,468	$73

Nonperforming
Commercial:
Commercial Construction	5	$4,175	$-	4	4,260	-
Commercial Real Estate - Owner Occupied	5	1,366	-	3	1,079	-
Commercial Real Estate - Non-Owner Occupied	2	430	-	2	514	-
Raw Land and Lots	3	4,041	-	2	4,032	-
Single Family Investment Real Estate	4	873	-	2	427	-
Commercial and Industrial	10	1,297	-	7	1,251	-
Consumer:
Mortgage	2	805	-	1	202	-
Indirect Marine	1	158	-	1	158	-
Other Consumer	1	65	-	1	68	-
Total nonperforming	33	$13,210	$-	23	$11,991	$-

Total performing and nonperforming	99	$53,036	$130	90	$63,459	$73

The Company considers a default of a restructured loan to occur when subsequent to the restructure, the borrower is 90 days past due or results in foreclosure and repossession of the applicable collateral. During the three and six months ended June 30, 2013, the Company identified one loan, totaling approximately $43,000, that went into default that had been restructured in the twelve-month period prior to the time of default.  This loan was a raw land and lot loan which was modified to an interest only loan with a market rate of interest. During the three months ended June 30, 2012, the Company identified two restructured loans, totaling approximately $928,000, that went into default in that quarter that had been restructured during the previous twelve months. During the six months ended June 30, 2012, the Company identified three restructured loans, totaling approximately $1.4 million, that went into default that had been restructured in the twelve-month period prior to the time of default. All three loans had a term extension at a market rate.

The following table shows, by class and modification type, TDRs that occurred during the three and six month periods ended June 30, 2013 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2013		June 30, 2013
	No. of Loans	Recorded investment at period end	No. of Loans	Recorded investment at period end
Modified to interest only, at a market rate
Commercial:
Raw Land and Lots	1	$43	1	$43
Single Family Investment Real Estate	-	-	1	210
Consumer:
Mortgage	-	-	1	603
Total interest only at market rate of interest	1	$43	3	$856

Term modification, at a market rate
Commercial:
Commercial Construction	2	$704	2	$704
Commercial Real Estate - Owner Occupied	1	933	1	$933
Commercial Real Estate - Non-Owner Occupied	1	753	1	753
Raw Land and Lots	3	386	3	386
Single Family Investment Real Estate	5	1,326	6	1,953
Commercial and Industrial	4	1,125	5	1,180
Consumer:
Mortgage	1	525	2	690
Total loan term extended at a market rate	17	$5,752	20	$6,599

Term modification, below market rate
Commercial:
Commercial Real Estate - Owner Occupied	-	$-	1	$206
Commercial and Industrial	-	-	1	9
Consumer:
Mortgage	1	155	1	155
Total loan term extended at a below market rate	1	$155	3	$370
Total	19	$5,950	26	$7,825

The following table shows, by class and modification type, TDRs that occurred during the three month and six month periods ended June 30, 2012 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2012		June 30, 2012
	No. of Loans	Recorded investment at period end	No. of Loans	Recorded investment at period end
Modified to interest only, at a market rate
Commercial:
Raw Land and Lots	-	$-	3	$327
Single Family Investment Real Estate	-	-	2	179
Consumer:
Indirect Marine	1	283	1	283
Total interest only at market rate of interest	1	$283	6	$789

Term modification, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	1	$132	3	$1,822
Raw Land and Lots	-	-	1	604
Commercial and Industrial	5	329	6	430
Consumer:
Mortgage	1	202	2	474
Other Consumer	2	85	3	287
Total loan term extended at a market rate	9	$748	15	$3,617

Term modification, below market rate
Commercial:
Commercial Real Estate - Owner Occupied	3	$649	4	$658
Total loan term extended at a below market rate	3	$649	4	$658

Interest rate modification, below market rate
Commercial:
Commercial Real Estate - Non-Owner Occupied	2	$2,390	2	$2,390
Total interest only at below market rate of interest	2	$2,390	2	$2,390
Total	15	$4,070	27	$7,454

The following table shows the allowance for loan loss (“ALL”) activity, by portfolio segment, balances for allowance for credit losses, and loans based on impairment methodology for the six months ended June 30, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$24,821	$10,107	$(12)	$34,916
Recoveries credited to allowance	944	611	-	1,555
Loans charged off	(2,970)	(2,218)	-	(5,188)
Provision charged to operations	1,713	1,303	34	3,050
Balance, end of period	$24,508	$9,803	$22	$34,333

Ending Balance, ALL:
Loans individually evaluated for impairment	$5,053	$1,049	$-	$6,102
Loans collectively evaluated for impairment	19,448	8,754	22	28,224
Loans acquired with deteriorated credit quality	7	-	-	7
Total	$24,508	$9,803	$22	$34,333

Ending Balance, Loans:
Loans individually evaluated for impairment	$112,484	$5,941	$-	$118,425
Loans collectively evaluated for impairment	2,015,991	862,466	-	2,878,457
Loans acquired with deteriorated credit quality	3,039	934	-	3,973
Total	$2,131,514	$869,341	$-	$3,000,855

The following table shows the allowance for loan loss activity, portfolio segment types, balances for allowance for loan losses, and loans based on impairment methodology for the year ended December 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$27,891	$11,498	$81	$39,470
Recoveries credited to allowance	589	1,122	-	1,711
Loans charged off	(12,852)	(5,613)	-	(18,465)
Provision charged to operations	9,193	3,100	(93)	12,200
Balance, end of period	$24,821	$10,107	$(12)	$34,916

Ending Balance, ALL:
Loans individually evaluated for impairment	$5,404	$1,395	$-	$6,799
Loans collectively evaluated for impairment	19,295	8,712	(12)	27,995
Loans acquired with deteriorated credit quality	122	-	-	122
Total	$24,821	$10,107	$(12)	$34,916

Ending Balance, Loans:
Loans individually evaluated for impairment	$133,596	$4,254	$-	$137,850
Loans collectively evaluated for impairment	1,965,918	858,514	-	2,824,432
Loans acquired with deteriorated credit quality	3,594	971	-	4,565
Total	$2,103,108	$863,739	$-	$2,966,847

The following table shows the allowance for loan loss activity, portfolio segment types, balances for allowance for loan losses, and loans based on impairment methodology for the six months ended June 30, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$27,891	$11,498	$81	$39,470
Recoveries credited to allowance	127	564	-	691
Loans charged off	(2,950)	(2,726)	-	(5,676)
Provision charged to operations	5,485	988	27	6,500
Balance, end of period	$30,553	$10,324	$108	$40,985

Ending Balance, ALL:
Loans individually evaluated for impairment	$10,429	$850	$-	$11,279
Loans collectively evaluated for impairment	19,903	9,474	108	29,485
Loans acquired with deteriorated credit quality	221	-	-	221
Total	$30,553	$10,324	$108	$40,985

Ending Balance, Loans:
Loans individually evaluated for impairment	$176,919	$5,705	$-	$182,624
Loans collectively evaluated for impairment	1,852,887	845,504	-	2,698,391
Loans acquired with deteriorated credit quality	5,741	1,034	-	6,775
Total	$2,035,547	$852,243	$-	$2,887,790

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

The following table shows all loans, excluding purchased impaired loans, in the commercial portfolios by class with their related risk rating as of June 30, 2013. The risk rating information has been updated through June 30, 2013 (dollars in thousands):

	1-3	4	5	6	7	8	Total
Commercial Construction	$13,957	$117,950	$22,513	$29,902	$22,672	$-	$206,994
Commercial Real Estate - Owner Occupied	145,138	336,808	9,546	14,248	10,352	-	516,092
Commercial Real Estate - Non-Owner Occupied	215,600	434,530	32,575	36,889	13,002	-	732,596
Raw Land and Lots	4,492	103,770	12,554	26,985	32,299	-	180,100
Single Family Investment Real Estate	42,524	158,190	13,111	14,320	9,631	-	237,776
Commercial and Industrial	59,196	114,619	8,644	6,687	5,640	5,528	200,314
Other Commercial	19,160	21,904	9,519	2,932	1,035	53	54,603
Total	$500,067	$1,287,771	$108,462	$131,963	$94,631	$5,581	$2,128,475

The following table shows all loans, excluding purchased impaired loans, in the commercial portfolios by class with their related risk rating as of December 31, 2012. The risk rating information has been updated through December 31, 2012 (dollars in thousands):

	1-3	4	5	6	7	8	Total
Commercial Construction	$5,504	$117,769	$14,637	$33,815	$30,619	$-	$202,344
Commercial Real Estate - Owner Occupied	145,977	321,486	15,197	19,051	11,713	-	513,424
Commercial Real Estate - Non-Owner Occupied	161,343	417,412	48,840	34,646	20,519	-	682,760
Raw Land and Lots	3,943	114,053	13,260	29,194	42,148	186	202,784
Single Family Investment Real Estate	43,705	156,636	12,111	13,150	7,467	-	233,069
Commercial and Industrial	68,308	120,442	10,584	12,064	6,045	139	217,582
Other Commercial	14,189	18,260	10,710	3,489	844	59	47,551
Total	$442,969	$1,266,058	$125,339	$145,409	$119,355	$384	$2,099,514

The following table shows only purchased impaired loans in the commercial portfolios by class with their related risk rating as of June 30, 2013. The credit quality indicator information has been updated through June 30, 2013 (dollars in thousands):

	4	5	6	7	8	Total
Commercial Real Estate - Owner Occupied	$-	$-	$-	$211	$-	$211
Raw Land and Lots	-	-	672	1,857	-	2,529
Single Family Investment Real Estate	288	-	-	11	-	299
Total	$288	$-	$672	$2,079	$-	$3,039

The following table shows only purchased impaired loans in the commercial portfolios by class with their related risk rating as of December 31, 2012. The credit quality indicator information has been updated through December 31, 2012 (dollars in thousands):

	5	6	7	8	Total
Commercial Real Estate - Owner Occupied	$-	$-	$247	$-	$247
Raw Land and Lots	-	-	2,942	-	2,942
Single Family Investment Real Estate	312	-	14	-	326
Commercial and Industrial	-	-	79	-	79
Total	$312	$-	$3,282	$-	$3,594

Loans acquired are originally recorded at fair value, with certain loans being identified as impaired at the date of purchase. The fair values were determined based on the credit quality of the portfolio, expected future cash flows, and timing of those expected future cash flows.

The following shows changes in the Company’s acquired loan portfolio and accretable yield for the following periods (dollars in thousands):

	For the Six Months Ended				For the Six Months Ended
	June 30, 2013				June 30, 2012
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$3,147	$4,565	$5,350	$473,283	$5,140	$9,897	$9,010	$663,510
Additions	-	-	-	-	-	-	-	-
Accretion	-	-	(1,099)	-	(38)	-	(2,166)	-
Charge-offs	(54)	(96)	-	(920)	(1,373)	(212)	-	(1,032)
Transfers to OREO	-	(201)	-	(207)	-	(2,371)	-	(2,766)
Payments received, net	-	(295)	-	(50,374)	-	(539)	-	(127,264)
Balance at end of period	$3,093	$3,973	$4,251	$421,782	$3,729	$6,775	$6,844	$532,448

4.	INTANGIBLE ASSETS

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

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2013
Amortizable core deposit intangibles	$46,615	$32,794	$13,821
Trademark intangible	1,200	1,200	-

December 31, 2012
Amortizable core deposit intangibles	$46,615	$30,837	$15,778
Trademark intangible	1,200	1,167	33

June 30, 2012
Amortizable core deposit intangibles	$46,615	$28,437	$18,178
Trademark intangible	1,200	967	233

Amortization expense of core deposit intangibles for the three and six months ended June 30, 2013 and 2012 totaled $921,000 and $2.0 million and $1.2 million and $2.5 million, respectively, and for the year ended December 31, 2012 was $4.9 million. Amortization expense of the trademark intangibles for the three and six months ended June 30, 2013 and 2012 was $0 and $33,000 and $100,000 and $200,000, respectively, and for the year ended December 31, 2012 was $400,000. As of June 30, 2013, the estimated remaining amortization expense of core deposit intangibles for the remainder of 2013 and for each of the five succeeding fiscal years is as follows for the years ending (dollars in thousands):

For the remaining six months of 2013	$1,840
For the year ending December 31, 2014	2,898
For the year ending December 31, 2015	2,463
For the year ending December 31, 2016	1,862
For the year ending December 31, 2017	1,437
For the year ending December 31, 2018	906
Thereafter	2,415
$13,821

5.	BORROWINGS

Short-term Borrowings

Total short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Also included in total short-term borrowings are federal funds purchased, which are secured overnight borrowings from other financial institutions, and short-term FHLB advances. Total short-term borrowings consist of the following as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,	December 31,
	2013	2012
Securities sold under agreements to repurchase	$101,418	$54,270
Other short-term borrowings	28,000	78,000
Total short-term borrowings	$129,418	$132,270

Maximum month-end outstanding balance	$129,418	$154,116
Average outstanding balance during the period	96,750	91,993
Average interest rate during the period	0.30%	0.31%
Average interest rate at end of period	0.29%	0.28%

Other short-term borrowings:
Federal Funds purchased	$28,000	$38,000
FHLB	$-	$40,000

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $97.0 million and $87.0 million at June 30, 2013 and December 31, 2012, respectively. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $807.4 million and $802.2 million at June 30, 2013 and December 31, 2012, respectively.

Long-term Borrowings

In connection with two bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Principal	Investment(1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	3.02%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	1.67%	6/15/2036
Total	$58,500,000

(1) reported as 'Other Assets' within the consolidated Balance Sheets

As part of a prior acquisition, the Company assumed subordinated debt with terms of LIBOR plus 1.45% and a maturity date of April 2016. At June 30, 2013, the carrying value of the subordinated debt, net of the purchase accounting discount, was $16.1 million.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s consolidated balance sheet. In accordance with ASC 470-50, Modifications and Extinguishments, the Company will amortize this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings in the Company’s consolidated income statement. Amortization expense for the three and six months ended June 30, 2013 was $433,000 and $859,000, respectively, and $0 for both three and six months ended June 30, 2012.

As of June 30, 2013, the advances from the FHLB consist of the following (dollars in thousands):

Long Term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Conversion Date	Option Frequency	Advance Amount
Adjustable Rate Credit	0.44%	0.71%	8/23/2022	n/a	n/a	$55,000
Adjustable Rate Credit	0.45%	0.73%	11/23/2022	n/a	n/a	65,000
Adjustable Rate Credit	0.45%	0.73%	11/23/2022	n/a	n/a	10,000
Adjustable Rate Credit	0.45%	0.73%	11/23/2022	n/a	n/a	10,000
						$140,000

As of December 31, 2012, the advances from the FHLB consisted of the following (dollars in thousands):

Long Term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Conversion Date	Option Frequency	Advance Amount
Adjustable Rate Credit	0.44%	0.75%	8/23/2022	n/a	n/a	$55,000
Adjustable Rate Credit	0.45%	0.76%	11/23/2022	n/a	n/a	65,000
Adjustable Rate Credit	0.45%	0.76%	11/23/2022	n/a	n/a	10,000
Adjustable Rate Credit	0.45%	0.76%	11/23/2022	n/a	n/a	10,000
						$140,000

The carrying value of the loans and securities pledged as collateral for FHLB advances totaled $1.1 billion and $1.0 billion as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Subordinated Debt	FHLB Advances	Prepayment Penalty	Total Long-term Borrowings
Remaining six months in 2013	$-	$-	$(885)	$(885)
2014	-	-	(1,787)	(1,787)
2015	-	-	(1,831)	(1,831)
2016	16,114	-	(1,882)	14,232
2017	-	-	(1,923)	(1,923)
2018	-	-	(1,969)	(1,969)
Thereafter	-	140,000	(7,918)	132,082
Total long-term borrowings	$16,114	$140,000	$(18,195)	$137,919

6.	COMMITMENTS AND CONTINGENCIES

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

Litigation Relating to the StellarOne Acquisition

In a joint press release issued on June 10, 2013, the Company announced the signing of a definitive merger agreement for the acquisition of StellarOne Corporation (“StellarOne”), creating the largest community banking institution in Virginia. The Company expects to close the merger on or around January 1, 2014, subject to customary closing conditions, including regulary and shareholder approvals. On June 14, 2013, Jaclyn Crescente, individually and on behalf of all other StellarOne shareholders, filed a class action complaint against StellarOne, its current directors, StellarOne Bank and the Company, in the U.S. District Court for the Western District of Virginia, Charlottesville Division (Case No. 3:13-cv-00021-NKM). The complaint alleges that the StellarOne directors breached their fiduciary duties by approving the merger with the Company, and that the Company aided and abetted in such breaches of duty. The complaint seeks, among other things, an order enjoining the defendants from proceeding with or consummating the merger, as well as other equitable relief and/or money damages in the event that the transaction is completed. StellarOne and the Company believe that the claims are without merit.

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

Union Mortgage Group, Inc., a wholly owned subsidiary of Union First Market Bank, uses rate lock commitments during the origination process and for loans held for sale. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale. At June 30, 2013, the Company held approximately $3.0 million of the loans available for sale in which the related rate lock commitment had expired; accordingly, a valuation adjustment of $186,000 was recorded to properly reflect the lower cost or market of these loans. This valuation adjustment was recorded within the mortgage segment; there was no valuation adjustment recorded in the prior year.

The following table presents the balances of commitments and contingencies (dollars in thousands):

	June 30,	December 31,
	2013	2012
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$931,133	$844,766
Standby letters of credit	54,396	45,536
Mortgage loan rate lock commitments	119,244	133,326
Total commitments with off-balance sheet risk	$1,104,773	$1,023,628
Commitments with balance sheet risk:
Loans held for sale	$109,395	$167,698
Total other commitments	$1,214,168	$1,191,326

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended June 30, 2013 and December 31, 2012, the aggregate amount of daily average required reserves was approximately $15.0 million and $14.2 million, respectively.

The Company has approximately $8.2 million in deposits in other financial institutions of which $3.4 million serves as collateral for the cash flow hedge further discussed in Note 7 “Derivatives.” The Dodd-Frank Act, which was signed into law on July 21, 2010, provided unlimited deposit insurance coverage for transaction accounts expired on December 31, 2012. As of January 1, 2013, the deposit insurance coverage for transaction accounts is insured up to at least $250,000. The Company had approximately $3.9 million in deposits in other financial institutions that were uninsured at June 30, 2013. On an annual basis, the Company’s management evaluates the loss risk of its uninsured deposits in financial counter-parties.

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

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815, Derivatives and Hedging, the trust swap is designated as a cash flow hedge, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense. The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item. There was no hedge ineffectiveness for this trust swap. At June 30, 2013, the fair value of the trust swap agreement was an unrealized loss of $3.4 million, the amount the Company would have expected to pay if the contract was terminated. The below liability is recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

Shown below is a summary of the derivative designated as a cash flow hedge at June 30, 2013 and December 31, 2012 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of June 30, 2013
Pay fixed - receive floating interest rate swaps	1	$36,000	$-	$3,354	0.27%	3.51%	3.96

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2012
Pay fixed - receive floating interest rate swaps	1	$36,000	$-	$4,489	0.31%	3.51%	4.46

During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values reported in other assets and other liabilities. Shown below is a summary regarding loan swap derivative activities at June 30, 2013 and December 31, 2012 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of June 30, 2013
Receive fixed - pay floating interest rate swaps	1	$730	$21	$-	4.58%	2.94%	9.09
Pay fixed - receive floating interest rate swaps	1	$730	$-	$21	2.94%	4.58%	9.09

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2012
Receive fixed - pay floating interest rate swaps	1	$744	$18	$-	4.58%	2.96%	9.59
Pay fixed - receive floating interest rate swaps	1	$744	$-	$18	2.96%	4.58%	9.59

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 are summarized as follows net of tax (dollars in thousands):

	Unrealized Gains (losses) on Securities	Change in FV of Cash Flow Hedge	Total
Balance - March 31, 2013	$12,473	$(4,203)	$8,270
Other comprehensive income (loss)	(9,720)	849	(8,871)
Reclassification adjustment for losses included in net income	(34)	-	(34)
Net current period other comprehensive income (loss)	(9,754)	849	(8,905)
Balance - June 30, 2013	$2,719	$(3,354)	$(635)

	Unrealized Gains (losses) on Securities	Change in FV of Cash Flow Hedge	Total
Balance - December 31, 2012	$14,573	$(4,489)	$10,084
Other comprehensive income (loss)	(11,827)	1,135	(10,692)
Reclassification adjustment for losses included in net income	(27)	-	(27)
Net current period other comprehensive income (loss)	(11,854)	1,135	(10,719)
Balance - June 30, 2013	$2,719	$(3,354)	$(635)

The change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2012 are summarized as follows net of tax (dollars in thousands):

	Unrealized Gains (losses) on Securities	Change in FV of Cash Flow Hedge	Total
Balance - March 31, 2012	$14,607	$(4,096)	$10,511
Other comprehensive income (loss)	992	(487)	505
Reclassification adjustment for losses included in net income	(6)	-	(6)
Net current period other comprehensive income (loss)	986	(487)	499
Balance - June 30, 2012	$15,593	$(4,583)	$11,010

	Unrealized Gains (losses) on Securities	Change in FV of Cash Flow Hedge	Total
Balance - December 31, 2011	$13,943	$(4,293)	$9,650
Other comprehensive income (loss)	1,653	(290)	1,363
Reclassification adjustment for losses included in net income	(3)	-	(3)
Net current period other comprehensive income (loss)	1,650	(290)	1,360
Balance - June 30, 2012	$15,593	$(4,583)	$11,010

Reclassifications of unrealized gains (losses) on available-for-sale (“AFS”) securities are reported in the income statement as "Gains on securities transactions, net" with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported gains of $53,000 and $42,000 for the three and six months ended June 30, 3013, respectively, and gains of $10,000 and $5,000 for the three and six months ended June 30, 2012, respectively, related to gains/losses on the sale of securities. The tax effect of these transactions during the three and six months ended for June 30, 2013 and 2012 was $19,000 and $15,000 and $4,000 and $2,000, respectively, which was included as a component of income tax expense.

9.	FAIR VALUE MEASUREMENTS

The Company follows ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”) to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. This codification clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

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

The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third party portfolio accounting service vendor for valuation of its securities portfolio. The vendor’s primary source for security valuation is Interactive Data Corporation (“IDC”), which evaluates securities based on market data. IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

The vendor utilizes proprietary valuation matrices for valuing all municipals securities. The initial curves for determining the price, movement, and yield relationships within the municipal matrices are derived from industry benchmark curves or sourced from a municipal trading desk. The securities are further broken down according to issuer, credit support, state of issuance, and rating to incorporate additional spreads to the industry benchmark curves.

The Company uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during our validation as of June 30, 2013 and December 31, 2012.

The carrying value of restricted Federal Reserve Bank of Richmond and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 (dollars in thousands):

	Fair Value Measurements at June 30, 2013 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap - loans	$-	$21	$-	$21
Securities available for sale:
U.S. government and agency securities	-	2,798	-	2,798
Obligations of states and political subdivisions	-	236,716	-	236,716
Corporate and other bonds	-	5,626	-	5,626
Mortgage-backed securities	-	333,770	-	333,770
Other securities	-	3,402	-	3,402

LIABILITIES
Interest rate swap - loans	$-	$21	$-	$21
Cash flow hedge - trust - preferred	-	3,354	-	3,354

	Fair Value Measurements at December 31, 2012 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap - loans	$-	$18	$-	$18
Securities available for sale:
U.S. government and agency securities	-	2,849	-	2,849
Obligations of states and political subdivisions	-	229,778	-	229,778
Corporate and other bonds	-	7,212	-	7,212
Mortgage-backed securities	-	342,174	-	342,174
Other securities	-	3,369	-	3,369

LIABILITIES
Interest rate swap - loans	$-	$18	$-	$18
Cash flow hedge - trust preferred	-	4,489	-	4,489

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. Nonrecurring fair value adjustments of $186,000 and $0 were recorded on loans held for sale during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other real estate owned (“OREO”)

Fair values of OREO are carried at the lower of carrying value or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. Total valuation expenses related to OREO properties for both the six months ended June 30, 2013 and June 30, 2012 were $0 and for the year ended December 31, 2012 were $301,000.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012 (dollars in thousands):

	Fair Value Measurements at June 30, 2013 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$109,395	$-	$109,395
Impaired loans	-	-	23,978	23,978
Other real estate owned	-	-	35,153	35,153

	Fair Value Measurements at December 31, 2012 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$167,698	$-	$167,698
Impaired loans	-	-	30,104	30,104
Other real estate owned	-	-	32,834	32,834

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2013 (dollars in thousands):

	Fair Value Measurements at June 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
ASSETS
Commercial Construction	$10,995	Market comparables	Discount applied to market comparables (1)	12%
Commercial Real Estate - Owner Occupied	2,209	Market comparables	Discount applied to market comparables (1)	14%
Commercial Real Estate - Non-Owner Occupied	342	Market comparables	Discount applied to market comparables (1)	0%
Raw Land and Lots	1,852	Market comparables	Discount applied to market comparables (1)	6%
Single Family Investment Real Estate	2,374	Market comparables	Discount applied to market comparables (1)	25%
Commercial and Industrial	3,375	Market comparables	Discount applied to market comparables (1)	43%
Other (2)	2,831	Market comparables	Discount applied to market comparables (1)	19%
Total Impaired Loans	23,978

Other real estate owned	35,153	Market comparables	Discount applied to market comparables (1)	31%
Total	$59,131

(1) A discount percentage (in addition to expected selling costs) is applied based on age of independent appraisals, current market conditions, and experience within the local market.

(2) The "Other" category of the impaired loans section from the table above consists of Other Commercial, Mortgage, Consumer Construction, HELOCs, and Other Consumer.

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

(2) The "Other" category of the impaired loans section from the table above consists of Other Commercial, Mortgage, Consumer Construction, HELOCs, and Other Consumer.

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2013 and December 31, 2012, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2013 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$71,547	$71,547	$-	$-	$71,547
Securities available for sale	582,312	-	582,312	-	582,312
Restricted stock	17,956	-	17,956	-	17,956
Loans held for sale	109,395	-	109,395	-	109,395
Net loans	2,966,522	-	-	2,998,353	2,998,353
Interest rate swap - loans	21	-	21	-	21
Accrued interest receivable	17,013	-	17,013	-	17,013

LIABILITIES
Deposits	$3,265,963	$-	$3,271,083	$-	$3,271,083
Borrowings	327,647	-	309,859	-	309,859
Accrued interest payable	1,063	-	1,063	-	1,063
Cash flow hedge - trust preferred	3,354	-	3,354	-	3,354
Interest rate swap - loans	21	-	21	-	21

		Fair Value Measurements at December 31, 2012 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$82,902	$82,902	$-	$-	$82,902
Securities available for sale	585,382	-	585,382	-	585,382
Restricted stock	20,687	-	20,687	-	20,687
Loans held for sale	167,698	-	167,698	-	167,698
Net loans	2,931,931	-	-	2,956,339	2,956,339
Interest rate swap - loans	18	-	18	-	18
Accrued interest receivable	19,663	-	19,663	-	19,663

LIABILITIES
Deposits	$3,297,767	$-	$3,309,149	$-	$3,309,149
Borrowings	329,395	-	309,019	-	309,019
Accrued interest payable	1,414	-	1,414	-	1,414
Cash flow hedge – trust preferred	4,489	-	4,489	-	4,489
Interest rate swap - loans	18	-	18	-	18

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

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) and the 2003 Stock Incentive Plan (the “2003 Plan”) provide for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company and its subsidiaries. The 2011 and 2003 Plans authorize shares, which may be awarded to employees of the Company and its subsidiaries in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. The 2003 Plan expired in June 2013. Under both plans, the option price cannot be less than the fair market value of the stock on the grant date. The Company issues new shares to satisfy stock-based awards. A stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of 20% over a five year vesting schedule. The following table summarizes the shares available in each plan as of June 30, 2013:

	2003 Plan (1)	2011 Plan
Beginning Authorization	525,000	1,000,000
Granted	(626,425)	(372,999)
Expired, forfeited, or cancelled	101,425	26,857
Remaining available for grant	0	653,858

(1) The 2003 Plan expired in June 2013.

For the three month and six month periods ended June 30, 2013 and 2012, respectively, the Company recognized stock-based compensation expense of approximately $7,500 and $376,000 ($34,000 and $289,000, net of tax), respectively, and $325,000 and $615,000 ($269,000 and $465,000, net of tax), respectively. These expenses were less than $0.01 per common share for the quarter ended June 30, 2013, and approximately $0.01 for the six months ended June 30, 2013. Stock based compensation expense was $0.01 and $0.02 for the three and six month periods, respectively, ended June 30, 2012.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2013:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2012	500,578	$16.92
Exercised	(7,423)	14.04
Expired	(44,888)	18.80
Options outstanding, June 30, 2013	448,267	16.78
Options exercisable, June 30, 2013	237,222	19.25

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. No options have been granted since February of 2012:

	Six Months Ended June 30,
	2013	2012
Dividend yield (1)	-	2.47%
Expected life in years (2)	-	7.0
Expected volatility (3)	-	41.53%
Risk-free interest rate (4)	-	1.24%

Weighted average fair value per option granted	$-	$4.76

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

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of June 30, 2013:

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	435,371	237,222
Weighted average remaining contractual life in years	6.30	4.91
Weighted average exercise price on shares above water	$14.36	$14.90
Aggregate intrinsic value	$1,910,616	$140,089

Nonvested Stock

The 2003 and the 2011 Stock Incentive Plans permit the granting of nonvested stock but are limited to one-third of the aggregate number of total awards granted. This equity component of compensation is divided between restricted (time-based) stock grants and performance-based stock grants. Generally, the restricted stock vests 50% on each of the third and fourth anniversaries from the date of the grant. The performance-based stock is subject to vesting on the third anniversary of the date of the grant based on the Company’s performance in regard to certain profitability measures relative to a defined peer group over a three-year period; the grant of performance-based stock is subject to approval by the Company’s Compensation Committee in its sole discretion. The value of the nonvested stock awards was calculated by multiplying the fair market value of the Company’s common stock on grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends (restricted stock), if any, except for the nonvested stock under the performance-based component (performance stock).

The following table summarizes the nonvested stock activity for the six months ended June 30, 2013:

	Number of Shares of Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2012	187,700	$13.15
Granted	111,577	18.12
Vested	(12,119)	14.01
Forfeited	(30,850)	15.22
Balance, June 30, 2013	256,308	15.68

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of June 30, 2013 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining six months of 2013	$172	$633	$805
For year ending December 31, 2014	332	935	1,267
For year ending December 31, 2015	253	660	913
For year ending December 31, 2016	147	340	487
For year ending December 31, 2017	27	43	70
Total	$931	$2,611	$3,542

11.	EARNINGS PER SHARE

Basic earnings per common share (“EPS”) was computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. There were approximately 226,624 and 591,124 shares underlying anti-dilutive stock awards as of June 30, 2013 and 2012, respectively.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2013 and 2012 (dollars and shares in thousands, except per share amounts):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended June 30, 2013
Net income, basic	$9,463	24,722	$0.38
Add: potentially dilutive common shares - stock awards	-	80	-
Diluted	$9,463	24,802	$0.38

For the Three Months ended June 30, 2012
Net income, basic	$8,420	25,868	$0.32
Add: potentially dilutive common shares - stock awards	-	20	-
Diluted	$8,420	25,888	$0.32

For the Six Months ended June 30, 2013
Net income, basic	$18,446	24,892	$0.74
Add: potentially dilutive common shares - stock awards	-	78	-
Diluted	$18,446	24,970	$0.74

For the Six Months ended June 30, 2012
Net income, basic	$16,343	25,900	$0.63
Add: potentially dilutive common shares - stock awards	-	24	-
Diluted	$16,343	25,924	$0.63

12.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank and a mortgage loan origination business. The community bank business for 2013 includes one subsidiary bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 90 retail locations in Virginia. The mortgage segment includes one mortgage company, which provides a variety of mortgage loan products principally in Virginia, North Carolina, South Carolina, Maryland, and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which subject the Company to only de minimus risk.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three and six months ended June 30, 2013 and 2012 was as follows (dollars in thousands):

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

SEGMENT FINANCIAL INFORMATION

(Dollars in thousands)

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended June 30, 2013
Net interest income	$36,960	$443	$-	$37,403
Provision for loan losses	1,000	-	-	1,000
Net interest income after provision for loan losses	35,960	443	-	36,403
Noninterest income	6,798	4,668	(167)	11,299
Noninterest expenses	29,793	4,657	(167)	34,283
Income before income taxes	12,965	454	-	13,419
Income tax expense	3,796	160	-	3,956
Net income	$9,169	$294	$-	$9,463
Total assets	$4,045,163	$121,392	$(109,998)	$4,056,557

Three Months Ended June 30, 2012
Net interest income	$37,792	$295	$-	$38,087
Provision for loan losses	3,000	-	-	3,000
Net interest income after provision for loan losses	34,792	295	-	35,087
Noninterest income	6,537	3,833	(117)	10,253
Noninterest expenses	30,386	3,338	(117)	33,607
Income before income taxes	10,943	790	-	11,733
Income tax expense	2,993	320	-	3,313
Net income	$7,950	$470	$-	$8,420
Total assets	$3,967,690	$110,374	$(95,776)	$3,982,288

Six Months Ended June 30, 2013
Net interest income	$74,147	$1,010	$-	$75,157
Provision for loan losses	3,050	-	-	3,050
Net interest income after provision for loan losses	71,097	1,010	-	72,107
Noninterest income	12,945	8,522	(334)	21,133
Noninterest expenses	59,338	8,779	(334)	67,783
Income before income taxes	24,704	753	-	25,457
Income tax expense	6,731	280	-	7,011
Net income	$17,973	$473	$-	$18,446
Total assets	$4,045,163	$121,392	$(109,998)	$4,056,557

Six Months Ended June 30, 2012
Net interest income	$75,830	$604	$-	$76,434
Provision for loan losses	6,500	-	-	6,500
Net interest income after provision for loan losses	69,330	604	-	69,934
Noninterest income	12,363	6,600	(234)	18,729
Noninterest expenses	60,069	6,039	(234)	65,874
Income before income taxes	21,624	1,165	-	22,789
Income tax expense	5,985	461	-	6,446
Net income	$15,639	$704	$-	$16,343
Total assets	$3,967,690	$110,374	$(95,776)	$3,982,288

13.	OTHER OPERATING EXPENSES

The following table presents the consolidated statement of income line “Other Operating Expenses” broken into greater detail for the three and six months ended June 30, 2013 and 2012, respectively (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Printing, postage, and supplies	$783	$959	$1,605	$1,805
Communications expense	675	737	1,372	1,463
Technology and data processing	2,021	1,624	3,765	3,226
Professional services	663	732	1,387	1,434
Marketing and advertising expense	1,108	1,422	2,160	2,890
FDIC assessment premiums and other insurance	756	661	1,546	1,319
Other taxes	800	758	1,598	1,516
Loan related expenses	545	622	1,089	1,157
OREO and credit-related expenses(1)	984	1,310	1,558	2,238
Amortization of core deposit premiums	921	1,325	1,990	2,735
Acquisition and conversion costs	919	-	919	-
Other expenses	1,691	1,562	3,712	2,810
Total other operating expenses	$11,866	$11,712	$22,701	$22,593

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have reviewed the accompanying condensed consolidated balance sheets of Union First Market Bankshares Corporation and subsidiaries as of June 30, 2013 and 2012, and the related condensed consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2013 and 2012, and the related condensed consolidated changes in stockholders' equity and cash flows for the six month period ended June 30, 2013 and 2012. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of Union First Market Bankshares Corporation and subsidiaries as of December 31, 2012, and the related statements of income, comprehensive income, changes in stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2013, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

August 8, 2013

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union First Market Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2012. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and six month periods ended June 30, 2013 and 2012 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

CRITICAL ACCOUNTING POLICIES

General

The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.

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

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews consist of reviews by its Internal Audit group and reviews performed by an independent third party. Upon origination, each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk, and this risk rating scale is the Company’s primary credit quality indicator. Consumer loans are generally not risk rated; the primary credit quality indicator for this portfolio segment is delinquency status. The Company has various committees that review and ensure that the allowance for loan losses methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.

The Company’s ALL consists of specific, general, and unallocated components.

Specific Reserve Component - The specific reserve component relates to impaired loans exceeding $500,000. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Upon being identified as impaired, an allowance is established when the discounted cash flows of the impaired loan are lower than the carrying value of that loan for loans not considered to be collateral dependent. The significant majority of the Company’s impaired loans are collateral dependent. The impairment of collateral dependent loans is measured based on the fair value of the underlying collateral (based on independent appraisals), less selling costs, compared to the carrying value of the loan. The Company obtains independent appraisals from a pre-approved list of independent, third party appraisal firms located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal Real Estate Valuation Group, which reports to the Risk and Compliance Group, performs either a technical or administrative review of all appraisals obtained. A technical review will ensure the overall quality of the appraisal, while an administrative review ensures that all of the required components of an appraisal are present. Generally, independent appraisals are updated every 12 to 24 months or as necessary. The Company’s impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Adjustments to appraisals generally include discounts for continued market deterioration subsequent to the appraisal date. Any adjustments from the appraised value to carrying value are documented in the impairment analysis, which is reviewed and approved by senior credit administration officers and the Special Assets Loan Committee. External appraisals are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through broker price opinions or other valuations sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.

General Reserve Component - The general reserve component covers non-impaired loans and impaired loans below $500,000 and is derived from an estimate of credit losses adjusted for various environmental factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the product of net charge-off historical loss experience to the loan balance of the loan portfolio averaged during the preceding twelve quarters, as management has determined this to adequately reflect the losses inherent in the loan portfolio. The environmental factors consist of national, local, and portfolio characteristics and are applied to both the commercial and consumer segments. The following table shows the types of environmental factors management considers:

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
Charge-off levels in portfolio
Credit concentrations / nature and volume of the portfolio

Unallocated Component – This component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At June 30, 2013, there were no material amounts considered unallocated as part of the allowance for loan losses.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan that is classified substandard or worse is considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The impaired loan policy is the same for each of the seven classes within the commercial portfolio segment.

For the consumer loan portfolio segment, large groups of smaller balance homogeneous loans are collectively evaluated for impairment. This evaluation subjects each of the Company’s homogenous pools to a historical loss factor derived from net charge-offs experienced over the preceding twelve quarters. The Company applies payments received on impaired loans to principal and interest based on the contractual terms until they are placed on nonaccrual status. All payments received are then applied to reduce the principal balance and recognition of interest income is terminated.

Mergers and Acquisitions

The Company’s merger and acquisition strategy focuses on high-growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance, and good asset quality, among other factors.

Business combinations are accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. Costs that the Company expects, but is not obligated to incur in the future, to implement its plan to exit an activity of an acquiree are not liabilities at the acquisition date, nor are costs to terminate the employment of or relocate an acquiree’s employees. The Company does not recognize these costs as part of applying the acquisition method. Instead, the Company recognizes these costs as expenses in its post-combination financial statements in accordance with other applicable GAAP.

Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of acquisition-related costs to the Company include systems conversions, integration planning consultants, and advertising costs. The Company will account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. These acquisition-related costs are included within the Consolidated Statements of Income classified within the noninterest expense caption.

Goodwill and Intangible Assets

The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of this guidance discontinued the amortization of goodwill and intangible assets with indefinite lives but require an impairment review at least annually and more frequently if certain impairment indicators are evident.

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

RESULTS OF OPERATIONS

Executive Overview

•	On June 10, 2013, the Company and StellarOne Corporation (“StellarOne”) announced the signing of a definitive merger agreement, pursuant to which the Company will acquire StellarOne, creating the largest community banking institution in the Commonwealth of Virginia. Based on financials the Company and StellarOne reported for their respective quarters ended March 31, 2013, on a pro forma basis, the combined company would have total assets of $7.1 billion, deposits of $5.8 billion and loans of $5.2 billion. The Company will retain its name, and its corporate headquarters will remain in Richmond. Under the terms of the agreement, common shareholders of StellarOne will receive 0.9739 shares of the Company’s common stock for each share of StellarOne. The companies expect to consummate the transaction on or around January 1, 2014, subject to customary closing conditions, including regulatory and shareholder approvals. The Company will file with the Securities and Exchange Commission a Registration Statement on Form S-4 to register the shares of its common stock that will be issued in the merger and to provide the appropriate information about the merger in connection with the solicitation of the approval of the merger by the respective shareholders of the Company and StellarOne.
•	The Company reported net income of $9.5 million and earnings per share of $0.38 for its second quarter ended June 30, 2013. Excluding acquisition-related costs of $919,000, operating earnings(1) for the quarter were $10.4 million and operating earnings per share(1) was $0.42. The quarterly results represent an increase of $2.0 million, or 23.3%, in operating earnings from the same quarter of the prior year and an increase of $1.4 million, or 15.6%, from the quarter ended March 31, 2013. Operating earnings per share of $0.42 for the current quarter increased $0.10, or 31.3%, from the prior year’s second quarter and increased $0.06, or 16.7%, from the most recent quarter.
•	Operating Return on Average Equity(1) increased to 9.58% for the quarter ended June 30, 2013 compared to Return on Average Equity (“ROE”) of 7.84% and 8.32% for the same quarter of the prior year and the first quarter of 2013, respectively. Including current quarter acquisition-related costs, ROE was 8.73%.

•	Operating Return on Average Assets(1) increased to 1.03% for the quarter ended June 30, 2013 compared to Return on Average Assets (“ROA”) of 0.86% and 0.90% for the same quarter of the prior year and the first quarter of 2013, respectively. Including current quarter acquisition-related costs, ROA was 0.94%.
•	Operating efficiency ratio(1) of 66.73% declined 185 basis points when compared to the prior quarter and 134 basis points when compared to the same quarter of the prior year.
•	Tax-equivalent net interest income was $38.7 million, a decrease of $313,000, or 0.8%, from the first quarter of 2013, as tax-equivalent net interest margin declined by 5 basis points to 4.18% from 4.23% in the previous quarter.
•	Provision for loan losses decreased $1.1 million compared to the prior quarter and $2.0 million compared to the same quarter of the prior year.
•	Credit quality metrics continued to improve as nonperforming assets (“NPAs”) and the ratio of NPAs compared to total loans declined from the same quarter last year. Net charge-offs declined materially to $1.1 million in the second quarter of 2013 from $2.2 million in the same quarter last year and $2.6 million in the most recent quarter.
•	Noninterest income increased $1.5 million, or 14.9%, to $11.3 million from $9.8 million in the first quarter, and increased $1.0 million, or 10.2%, to $11.3 million from $10.3 million in the prior year’s second quarter.
•	Excluding acquisition-related costs of $919,000, noninterest expense decreased $137,000, or 0.4%, to $33.4 million from $33.5 million when compared to the first quarter, and decreased $243,000, or 0.7%, from $33.6 million for the second quarter of 2012.
•	Loan demand continued to improve with an increase in loans outstanding of $113.1 million, or 3.9%, since June 30, 2012. Loan balances increased $34.0 million, or 2.2% on an annualized basis, from December 31, 2012.
•	During the quarter, the Company added almost 1,100 net new core household accounts consistent with growth in the prior quarter and the 4.4% annualized growth rate in 2012. Deposit balances increased $47.0 million, or 1.5%, from June 30, 2012 while deposit balances declined $31.8 million since year end primarily due to net run-off in higher cost time deposits.
•	Total capital to risk-weighted assets ratio was 14.37% and 14.55% on June 30, 2013 and 2012, respectively. Tier 1 capital to risk-weighted assets ratio was 13.08% and 12.99% at June 30, 2013 and 2012, respectively.
•	Cash dividends declared during the second quarter were $0.13 per share, an increase of $0.05 per share, or 62.5% when compared to the second quarter of the prior year.

(1)For a reconciliation of the non-GAAP measures operating earnings, ROA, ROE, EPS, and efficiency ratio, see “NON-GAAP MEASURES” included in this Item 2.

NET INTEREST INCOME

	Three Months Ended
	Dollars in thousands
	06/30/13	03/31/13	Change		06/30/12	Change

Average interest-earning assets	$3,713,392	$3,735,926	$(22,534)		$3,615,718	$97,674
Interest income (FTE)	$43,981	$44,543	$(562)		$46,340	$(2,359)
Yield on interest-earning assets	4.75%	4.84%	(9	)bps	5.15%	(40	)bps
Average interest-bearing liabilities	$2,907,523	$2,956,261	$(48,738)		$2,910,987	$(3,464)
Interest expense	$5,283	$5,532	$(249)		$7,215	$(1,932)
Cost of interest-bearing liabilities	0.73%	0.76%	(3	)bps	1.00%	(27	)bps
Cost of funds	0.57%	0.60%	(3	)bps	0.79%	(22	)bps
Net Interest Income (FTE)	$38,698	$39,011	$(313)		$39,125	$(427)
Net Interest Margin (FTE)	4.18%	4.23%	(5	)bps	4.36%	(18	)bps
Core Net Interest Margin (FTE) (1)	4.14%	4.18%	(4	)bps	4.25%	(11	)bps

(1) Core net interest margin (FTE) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

On a linked quarter basis, tax-equivalent net interest income was $38.7 million, a decrease of $313,000, or 0.8%, from the first quarter of 2013. The second quarter tax-equivalent net interest margin declined by 5 basis points to 4.18% from 4.23% in the previous quarter. The change in net interest margin was principally attributable to the continued decline in net accretion on the acquired net earning assets (1 bp) and lower investment and loan yields outpacing the reduction in the cost of interest-bearing liabilities (4 bps). Loan yields continued to be negatively affected by the low rate environment as new and renewed loans were originated and repriced at lower rates. Yields on investment securities were primarily impacted by lower reinvestment rates during the quarter, offset by a shift in mix from taxable securities to higher yielding tax-exempt securities. The cost of interest-bearing liabilities declined during the quarter largely driven by lower time deposit account balances.

For the three months ended June 30, 2013, tax-equivalent net interest income decreased $427,000, or 1.1%, when compared to the same period last year. The tax-equivalent net interest margin decreased by 18 basis points to 4.18% from 4.36% in the prior year. The decline in net interest margin was principally due to the continued decline in accretion on the acquired net earning assets (7 bps) and declines in earning asset yields exceeding the reduction in the cost of interest-bearing liabilities (11 bps). Lower interest income was principally due to lower yields on loans as new and renewed loans were originated and repriced at lower rates, faster prepayments on mortgage-backed securities, and cash flows from securities investments reinvested at lower yields. The decline in the cost of interest-bearing liabilities from the prior year’s second quarter was driven by a shift in mix from time deposits to low cost deposits, reductions in deposit rates, and lower wholesale borrowing costs.

The Company believes that its net interest margin will continue to decline modestly over the next several quarters as decreases in earning asset yields are projected to outpace declines in interest-bearing liabilities rates.

	Year-over-year results
	For the Six Months Ended
	Dollars in thousands
	06/30/13	06/30/12	Change

Average interest-earning assets	$3,724,597	$3,597,115	$127,482
Interest income (FTE)	$88,524	$93,259	$(4,735)
Yield on interest-earning assets	4.79%	5.21%	(42	)bps
Average interest-bearing liabilities	$2,931,758	$2,909,904	$21,854
Interest expense	$10,816	$14,744	$(3,928)
Cost of interest-bearing liabilities	0.74%	1.02%	(28	)bps
Cost of funds	0.59%	0.82%	(23	)bps
Net Interest Income (FTE)	$77,708	$78,515	$(807)
Net Interest Margin (FTE)	4.21%	4.39%	(18	)bps
Core Net Interest Margin (FTE) (1)	4.16%	4.26%	(10	)bps

(1) Core net interest margin (FTE) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the six months ended June 30, 2013, tax-equivalent net interest income was $77.7 million, a decrease of $807,000, or 1.0%, when compared to the same period last year. The tax-equivalent net interest margin decreased by 18 basis points to 4.21% from 4.39% in the prior year. The decline in the net interest margin was principally due to the continued decline in accretion on the acquired net earning assets (8 bps) and a decline in the yield on earning assets that outpaced the reduction in the cost of interest-bearing liabilities (10 bps). Lower interest income was principally due to lower yields on loans as new loans and renewed loans were originated and repriced at lower rates and declining investment securities yields driven by faster prepayments on mortgage-backed securities and cash flows from securities investments reinvested at lower yields.

The Volume Rate Analysis table below presents changes in interest income and interest expense and distinguishes between the changes related to increases or decreases in average outstanding balances of earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionally. Results, on a taxable equivalent basis, are as follows in this Volume Rate Analysis table for the three and six months ended June 30, 2013 versus June 30, 2012 (dollars in thousands):

	Three Months Ended
	June 30, 2013 vs. June 30, 2012
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(501)	$(745)	$(1,246)
Tax-exempt	652	(244)	408
Total securities	151	(989)	(838)
Loans, net	1,776	(3,582)	(1,806)
Loans held for sale	358	(47)	311
Interest-bearing deposits in other banks	(21)	(5)	(26)
Total earning assets	$2,264	$(4,623)	$(2,359)

Interest-Bearing Liabilities:
Interest-bearing deposits:
Checking	$8	$(45)	$(37)
Money market savings	42	(333)	(291)
Regular savings	23	(29)	(6)
Certificates of deposit:
$100,000 and over	(224)	(303)	(527)
Under $100,000	(204)	(257)	(461)
Total interest-bearing deposits	(355)	(967)	(1,322)
Other borrowings	184	(794)	(610)
Total interest-bearing liabilities	(171)	(1,761)	(1,932)

Change in net interest income	$2,435	$(2,862)	$(427)

	Six Months Ended
	June 30, 2013 vs. June 30, 2012
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(1,037)	$(1,595)	$(2,632)
Tax-exempt	1,198	(485)	713
Total securities	161	(2,080)	(1,919)
Loans, net	3,482	(7,165)	(3,683)
Loans held for sale	1,046	(136)	910
Interest-bearing deposits in other banks	(32)	(11)	(43)
Total earning assets	$4,657	$(9,392)	$(4,735)

Interest-Bearing Liabilities:
Interest-bearing deposits:
Checking	$19	$(94)	$(75)
Money market savings	94	(728)	(634)
Regular savings	49	(76)	(27)
Certificates of deposit:
$100,000 and over	(339)	(632)	(971)
Under $100,000	(416)	(572)	(988)
Total interest-bearing deposits	(593)	(2,102)	(2,695)
Other borrowings	367	(1,600)	(1,233)
Total interest-bearing liabilities	(226)	(3,702)	(3,928)

Change in net interest income	$4,883	$(5,690)	$(807)

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The 2013 and remaining estimated discount/premium and net accretion impact are reflected in the following table (dollars in thousands):

	Loan Accretion	Certificates of Deposit	Borrowings	Total

For the quarter ended June 30, 2013	$534	$2	$(122)	$414
For the remaining six months of 2013	932	3	(245)	690
For the years ending:
2014	1,459	4	(489)	974
2015	1,002	-	(489)	513
2016	557	-	(163)	394
2017	172	-	-	172
2018	19	-	-	19
Thereafter	110	-	-	110

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended June 30,
	2013			2012			2011
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$389,662	$1,939	2.00%	$473,158	$3,185	2.71%	$419,747	$3,627	3.47%
Tax-exempt	219,930	3,160	5.76%	175,963	2,752	6.29%	166,660	2,722	6.55%
Total securities (2)	609,592	5,099	3.35%	649,121	5,937	3.68%	586,407	6,349	4.34%
Loans, net (3) (4)	2,975,200	37,928	5.11%	2,847,087	39,734	5.61%	2,823,186	42,004	5.97%
Loans held for sale	117,467	948	3.24%	73,518	637	3.48%	42,341	468	4.43%
Federal funds sold	446	-	0.23%	380	0	0.24%	165	(0)	0.22%
Money market investments	1	-	0.00%	10	-	0.00%	153	-	0.00%
Interest-bearing deposits in other banks	10,686	6	0.23%	45,602	32	0.28%	34,697	27	0.32%
Other interest-bearing deposits	-	-	0.00%	-	-	0.00%	-	-	0.00%
Total earning assets	3,713,392	43,981	4.75%	3,615,718	46,340	5.15%	3,486,949	48,848	5.62%
Allowance for loan losses	(34,874)			(40,635)			(39,999)
Total non-earning assets	359,178			367,644			383,836
Total assets	$4,037,696			$3,942,727			$3,830,786

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Checking	$454,652	79	0.07%	$423,044	116	0.11%	$386,107	157	0.16%
Money market savings	948,992	590	0.25%	903,682	881	0.39%	840,696	1,465	0.70%
Regular savings	225,753	169	0.30%	196,700	175	0.36%	175,869	192	0.44%
Time deposits: (5)
$100,000 and over	479,274	1,527	1.28%	543,271	2,054	1.52%	569,587	2,217	1.56%
Under $100,000	499,737	1,336	1.07%	569,693	1,797	1.27%	600,754	2,135	1.43%
Total interest-bearing deposits	2,608,408	3,701	0.57%	2,636,390	5,023	0.77%	2,573,013	6,166	0.96%
Other borrowings (6)	299,115	1,582	2.12%	274,597	2,192	3.21%	288,554	1,967	2.73%
Total interest-bearing liabilities	2,907,523	5,283	0.73%	2,910,987	7,215	1.00%	2,861,567	8,133	1.14%

Noninterest-bearing liabilities:
Demand deposits	656,720			563,626			504,810
Other liabilities	38,813			36,199			24,050
Total liabilities	3,603,056			3,510,812			3,390,427
Stockholders' equity	434,640			431,915			440,359
Total liabilities and stockholders' equity	$4,037,696			$3,942,727			$3,830,786

Net interest income		$38,698			$39,125			$40,715

Interest rate spread (7)			4.02%			4.16%			4.48%
Interest expense as a percent of average earning assets			0.57%			0.79%			0.94%
Net interest margin (8)			4.18%			4.36%			4.68%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $0, $46 thousand, and $93 thousand for the three months ended June 30, 2013, 2012, and 2011 in accretion of the fair market value adjustments.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $534 thousand, $915 thousand, and $1.6 million for the three months ended June 30, 2013, 2012, and 2011 in accretion of the fair market value adjustments related to the acquisitions.
(5)	Interest expense on certificates of deposits includes $2 thousand, $111 thousand, and $216 thousand for the three months ended June 30, 2013, 2012, and 2011 in accretion of the fair market value adjustments related to the acquisitions.
(6)	Interest expense on borrowings includes $122 thousand for the three months ended June 30, 2013, 2012, and 2011 in amortization of the fair market value adjustments related to acquisitions.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(8)	Core net interest margin excludes purchase accounting adjustments and was 4.14%, 4.25%, and 4.47% for the three months ended June 30, 2013, 2012, and 2011.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Six Months Ended June 30,
	2013			2012			2011
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$389,986	$4,008	2.07%	$471,605	$6,640	2.83%	$416,150	$7,257	3.52%
Tax-exempt	214,967	6,216	5.83%	174,131	5,503	6.36%	165,799	5,420	6.59%
Total securities (2)	604,953	10,224	3.41%	645,736	12,143	3.78%	581,949	12,677	4.39%
Loans, net (3) (4)	2,970,584	76,142	5.17%	2,838,484	79,825	5.66%	2,817,829	83,597	5.98%
Loans held for sale	137,008	2,146	3.16%	70,712	1,236	3.51%	48,214	1,032	4.32%
Federal funds sold	486	1	0.24%	397	1	0.24%	215	0	0.23%
Money market investments	1	-	0.00%	24	-	0.00%	157	-	0.00%
Interest-bearing deposits in other banks	11,565	11	0.19%	41,762	54	0.26%	25,103	33	0.26%
Other interest-bearing deposits	-	-	0.00%	-	-	0.00%	-	-	0.00%
Total earning assets	3,724,597	88,524	4.79%	3,597,115	93,259	5.21%	3,473,467	97,339	5.65%
Allowance for loan losses	(35,208)			(40,328)			(39,386)
Total non-earning assets	357,983			366,456			385,355
Total assets	$4,047,372			$3,923,243			$3,819,436

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Checking	$451,107	172	0.08%	$416,557	247	0.12%	$380,463	316	0.17%
Money market savings	949,035	1,244	0.26%	901,110	1,878	0.42%	825,717	2,970	0.73%
Regular savings	221,110	326	0.30%	191,525	353	0.37%	168,259	295	0.35%
Time deposits: (5)
$100,000 and over	502,595	3,193	1.28%	549,157	4,164	1.52%	585,173	4,700	1.62%
Under $100,000	507,688	2,728	1.08%	576,375	3,716	1.30%	610,407	4,570	1.51%
Total interest-bearing deposits	2,631,535	7,663	0.59%	2,634,724	10,358	0.79%	2,570,019	12,851	1.01%
Other borrowings (6)	300,223	3,153	2.12%	275,180	4,386	3.21%	289,976	3,874	2.69%
Total interest-bearing liabilities	2,931,758	10,816	0.74%	2,909,904	14,744	1.02%	2,859,995	16,725	1.18%

Noninterest-bearing liabilities:
Demand deposits	643,193			549,109			495,886
Other liabilities	36,120			36,128			27,150
Total liabilities	3,611,071			3,495,141			3,383,031
Stockholders' equity	436,301			428,102			436,405
Total liabilities and stockholders' equity	$4,047,372			$3,923,243			$3,819,436

Net interest income		$77,708			$78,515			$80,614

Interest rate spread (7)			4.05%			4.19%			4.47%
Interest expense as a percent of average earning assets			0.59%			0.82%			0.97%
Net interest margin (8)			4.21%			4.39%			4.68%

(1)	Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2)	Interest income on securities includes $15 thousand, $108 thousand, and $201 thousand for the six months ended June 30, 2013, 2012, and 2011 in accretion of the fair market value adjustments.
(3)	Nonaccrual loans are included in average loans outstanding.
(4)	Interest income on loans includes $1.1 million, $2.2 million, and $3.2 million for the six months ended June 30, 2013, 2012, and 2011 in accretion of the fair market value adjustments related to the acquisitions.
(5)	Interest expense on certificates of deposits includes $4 thousand, $228 thousand, and $474 thousand for the six months ended June 30, 2013, 2012, and 2011 in accretion of the fair market value adjustments related to the acquisitions.
(6)	Interest expense on borrowings includes $244 thousand for the six months ended June 30, 2013, 2012, and 2011 in amortization of the fair market value adjustments related to acquisitions.
(7)	Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(8)	Core net interest margin excludes purchase accounting adjustments and was 4.16%, 4.26%, and 4.47% for the six months ended June 30, 2013, 2012, and 2011.

NONINTEREST INCOME

	For the Three Months Ended
	Dollars in thousands
	06/30/13	03/31/13	$	%	06/30/12	$	%
Noninterest income:
Service charges on deposit accounts	$2,346	$2,272	$74	3.3%	$2,291	$55	2.4%
Other service charges, commissions and fees	3,222	2,807	415	14.8%	2,774	448	16.1%
Losses (gains) on securities transactions, net	53	(11)	64	NM	10	43	430.0%
Gains on sales of mortgage loans, net of commissions	4,668	3,852	816	21.2%	3,832	836	21.8%
Gains (losses) on bank premises, net	(34)	(296)	262	NM	373	(407)	NM
Other operating income	1,044	1,211	(167)	-13.8%	973	71	7.3%
Total noninterest income	$11,299	$9,835	$1,464	14.9%	$10,253	$1,046	10.2%

Mortgage segment operations	$(4,668)	$(3,856)	$(812)	21.1%	$(3,833)	$(835)	21.8%
Intercompany eliminations	167	167	-	0.0%	117	50	42.7%
Community Bank segment	$6,798	$6,146	$652	10.6%	$6,537	$261	4.0%

NM - Not Meaningful

On a linked quarter basis, noninterest income increased $1.5 million, or 14.9%, to $11.3 million from $9.8 million in the first quarter. Other services charges, commissions and fees, increased $415,000 primarily due to increased revenue on retail investment products and higher net interchange fees. Gains on sales of mortgage loans, net of commissions, increased $816,000, or 21.2%, as mortgage loan originations increased by $30.0 million, or 11.2%, in the current quarter to $298.2 million from $268.2 million in the first quarter. Losses on bank premises decreased $262,000 largely due to the write down of a former branch location in the first quarter. Other operating income decreased $167,000 primarily due to elevated insurance related revenue during the first quarter. Excluding mortgage segment operations, noninterest income increased $652,000, or 10.6%.

For the quarter ended June 30, 2013, noninterest income increased $1.0 million, or 10.2%, to $11.3 million from $10.3 million in the prior year’s second quarter. Other service charges, commissions and fees increased $448,000 primarily due to increased revenue on retail investment products and letter of credit related fees. Gains on sales of mortgage loans, net of commissions, increased $836,000, or 21.8%, due to higher origination volumes, primarily a result of additional loan originators hired in 2012. Gains on bank premises declined due to branch sales gains recognized during the second quarter of 2012. Excluding mortgage segment operations, noninterest income increased $261,000, or 4.0%, from the same period a year ago.

	For the Six Months Ended
	Dollars in thousands
	06/30/13	06/30/12	$	%
Noninterest income:
Service charges on deposit accounts	$4,618	$4,421	$197	4.5%
Other service charges, commissions and fees	6,029	5,346	683	12.8%
Gains on securities transactions	42	5	37	NM
Gains on sales of mortgage loans, net of commissions	8,520	6,597	1,923	29.1%
Gains (losses) on bank premises	(330)	343	(673)	NM
Other operating income	2,254	2,017	237	11.8%
Total noninterest income	$21,133	$18,729	$2,404	12.8%

Mortgage segment operations	$(8,522)	$(6,600)	$(1,922)	29.1%
Intercompany eliminations	334	234	100	42.7%
Community Bank segment	$12,945	$12,363	$582	4.7%

NM - Not Meaningful

For the six months ending June 30, 2013, noninterest income increased $2.4 million, or 12.8%, to $21.1 million, from $18.7 million a year ago. Service charges on deposit accounts increased $197,000 primarily related to higher overdraft and returned check fees. Other account service charges and fees increased $683,000 due to higher net interchange fee income, revenue on retail investment products, and fees on letters of credit. Gains on sales of mortgage loans, net of commissions, increased $1.9 million driven by an increase in loan origination volume, a result of additional loan originators hired in 2012 and historically low interest rates. Conversely, gains on bank premises decreased $673,000 as the Company recorded a loss in the current year on the closure of bank premises coupled with gains in the prior year related to the sale of bank premises. Other operating income increased $237,000 primarily related to increased income on bank owned life insurance and insurance related revenues. Excluding mortgage segment operations, noninterest income increased $582,000, or 4.7%, from the same period a year ago.

NONINTEREST EXPENSE

	For the Three Months Ended
	Dollars in thousands
	06/30/13	03/31/13	$	%	06/30/12	$	%
Noninterest expense:
Salaries and benefits	$17,912	$17,966	$(54)	-0.3%	$16,935	$977	5.8%
Occupancy expenses	2,764	2,855	(91)	-3.2%	3,092	(328)	-10.6%
Furniture and equipment expenses	1,741	1,845	(104)	-5.6%	1,868	(127)	-6.8%
OREO and credit-related expenses (1)	984	574	410	71.4%	1,310	(326)	-24.9%
Acquisition-related expenses	919	-	919	NM	-	919	NM
Other operating expenses	9,963	10,261	(298)	-2.9%	10,402	(439)	-4.2%
Total noninterest expense	$34,283	$33,501	$782	2.3%	$33,607	$676	2.0%

Mortgage segment operations	$(4,657)	$(4,124)	$(533)	12.9%	$(3,338)	$(1,319)	39.5%
Intercompany eliminations	167	167	-	0.0%	117	50	42.7%
Community Bank segment	$29,793	$29,544	$249	0.8%	$30,386	$(593)	-2.0%

NM - Not Meaningful

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

On a linked quarter basis, noninterest expense increased $782,000, or 2.3%, to $34.3 million from $33.5 million when compared to the first quarter. Excluding acquisition-related expenses of $919,000 incurred in the second quarter, noninterest expense decreased $137,000, or 0.4%, from the prior quarter. OREO and credit-related costs increased $410,000 as the Company incurred a loss on the sale of OREO in the current quarter while generating a gain during the prior quarter. Other operating expense decreased $298,000 primarily due to declining core deposit intangible amortization expense. Excluding mortgage segment operations and acquisition-related costs, noninterest expense decreased $670,000, or 2.3%, compared to the first quarter.

For the quarter ended June 30, 2013, noninterest expense increased $676,000, or 2.0%, to $34.3 million from $33.6 million for the second quarter of 2012. Excluding acquisition-related expenses of $919,000, noninterest expense decreased $243,000, or 0.7%, from the same quarter in the prior year. Salaries and benefits expense increased $997,000 primarily due to mortgage loan origination volume related contract labor costs, strategic investments in mortgage segment personnel, and management incentive payments related to higher earnings. Occupancy expenses decreased $328,000 primarily due to branch closures in 2012. OREO and credit-related costs decreased $326,000 from the prior year’s second quarter primarily related to declines in problem loan related legal fees and foreclosure related costs as asset quality continues to improve. Other operating expenses were lower by $439,000 primarily related to declining core deposit intangible amortization expense. Excluding mortgage segment operations and acquisition-related costs, noninterest expense decreased $1.5 million, or 5.0%, compared to the second quarter of 2012.

	For the Six Months Ended
	Dollars in thousands
	06/30/13	06/30/12	$	%
Noninterest expense:
Salaries and benefits	$35,878	$33,911	$1,967	5.8%
Occupancy expenses	5,619	5,739	(120)	-2.1%
Furniture and equipment expenses	3,585	3,631	(46)	-1.3%
OREO and credit-related expenses (1)	1,558	2,238	(680)	-30.4%
Acquisition-related expenses	919	-	919	NM
Other operating expenses	20,224	20,355	(131)	-0.6%
Total noninterest expense	$67,783	$65,874	$1,909	2.9%

Mortgage segment operations	$(8,779)	$(6,039)	$(2,740)	45.4%
Intercompany eliminations	334	234	100	42.7%
Community Bank segment	$59,338	$60,069	$(731)	-1.2%

NM - Not Meaningful

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the six months ending June 30, 2013, noninterest expense increased $1.9 million, or 2.9%, to $67.8 million from $65.9 million a year ago. Excluding acquisition-related expenses of $919,000, noninterest expense increased $990,000, or 1.5%, from the prior year period. Salaries and benefits expense increased $2.0 million due to mortgage loan origination volume related contract labor costs, strategic investments in mortgage segment personnel, group insurance cost increases, and severance expense recorded in the current quarter related to the announcement of the relocation of Union Mortgage Group, Inc.’s operations to Richmond. OREO and related costs decreased $680,000, or 30.4%, due to gains on sales of OREO and declines in problem loan legal fees and foreclosure related costs as asset quality continues to improve. Excluding mortgage segment operations and acquisition-related costs, noninterest expense declined $1.7 million, or 2.7%, compared to the same period in 2012.

Community Bank Segment

On a linked quarter basis, net income increased $363,000, or 4.1%, to $9.2 million; excluding acquisition-related costs of $919,000, net income increased $1.3 million, or 14.3%. Net interest income was $37.0 million, a decrease of $229,000, or 0.6%, from the first quarter of 2013. Interest income declined as a result of the low rate environment as new and renewed loans were originated and repriced at lower rates, while yields on investment securities were impacted by lower reinvestment rates during the quarter partially offset by a shift in mix from taxable securities to higher yielding tax-exempt securities. The cost of interest-bearing liabilities declined largely driven by lower time deposit account balances. In addition, the Company’s provision for loan losses was $1.1 million lower than the prior quarter primarily due to continued improvement in asset quality and the impact of lower historical net charge-off factors.

Noninterest income increased $652,000, or 10.6%, to $6.8 million from $6.1 million in the first quarter. Other services charges, commissions and fees, increased $415,000 primarily due to increased revenue on retail investment products and higher net interchange fees. Losses on bank premises decreased $262,000 largely due to the write down of a former branch location in the first quarter. Other operating income decreased $167,000 primarily due to elevated insurance related revenue during the first quarter.

Noninterest expense increased $249,000, or 0.8%, to $29.8 million from $29.5 million when compared to the first quarter. Excluding acquisition-related expenses of $919,000 incurred in the second quarter, noninterest expense decreased $671,000, or 2.3%, from the prior quarter. The overall expense decline is primarily driven by reductions in salary expenses of $503,000, furniture and equipment expense of $110,000, occupancy expenses of $72,000, and core deposit intangible amortization expense of $148,000, partially offset by increased OREO and credit-related costs of $410,000.

For the three months ended June 30, 2013, net income of $9.2 million increased $1.2 million, or 15.3%, from the prior year’s second quarter; excluding acquisition-related costs of $919,000, net income increased $2.1 million, or 26.9%. Net interest income decreased $835,000, or 2.2%, to $37.0 million from $37.8 million when compared to the same period last year. Lower interest income was principally due to lower yields on loans as new and renewed loans were originated and repriced at lower rates, faster repayments on mortgage-backed securities, and cash flows from securities investments reinvested at lower yields. The decline in the cost of interest-bearing liabilities from the prior year’s second quarter was driven by a shift in mix from time deposits to low cost deposits, reductions in deposit rates, and lower wholesale borrowing costs. In addition, the Company’s provision for loan losses was $2.0 million lower than the same quarter of the prior year primarily due to continued improvement in asset quality and the impact of lower historical net charge-off factors.

Noninterest income increased $261,000, or 4.0%, to $6.8 million from $6.5 million in the prior year’s second quarter. Other service charges, commissions and fees increased $448,000 primarily due to increased revenue on retail investment products and letter of credit related fees. Gains on bank premises declined $407,000 due to branch sales gains recognized during the second quarter of 2012.

Noninterest expense decreased $593,000, or 2.0%, to $29.8 million from $30.4 million when compared to the second quarter of 2012. Excluding acquisition-related expenses of $919,000 incurred in the second quarter of 2013, noninterest expense decreased $1.5 million, or 5.0%, from the same period in 2012. Driving this decrease were lower occupancy expenses of $398,000, a result of branch closures during the prior year, decreased OREO and credit-related expenses of $326,000, reduced marketing and advertising costs of $301,000, lower salary expense of $117,000, and a decline in core deposit intangible amortization expense of $404,000.

For the six months ended June 30, 2013, net income increased $2.3 million, or 14.9%, to $18.0 million when compared to the same period a year ago; excluding acquisition-related costs of $919,000 in 2013, net income increased $3.2 million, or 20.9%. Net interest income decreased $1.7 million, or 2.2%, to $74.1 million when compared to the prior year. Lower interest income was principally due to lower yields on loans as new loans and renewed loans were originated and repriced at lower rates and declining investment securities yields driven by faster prepayments on mortgage-backed securities and cash flows from securities investments reinvested at lower yields. In addition, the Company’s provision for loan losses was $3.5 million lower than the prior year primarily due to continued improvement in asset quality and the impact of lower historical net charge-off factors.

Noninterest income increased $582,000, or 4.7%, to $12.9 million, from $12.3 million a year ago. Service charges on deposit accounts increased $197,000 primarily related to higher overdraft and returned check fees. Other account service charges and fees increased $683,000 due to higher net interchange fee income, revenue on retail investment products, and fees on letters of credit. Conversely, gains on bank premises decreased $673,000, as the Company recorded a loss in the current year on the closure of bank premises coupled with gains in the prior year related to sale of bank premises. Other operating income increased $339,000 primarily related to increased income on bank owned life insurance and insurance related revenues.

Noninterest expense decreased $731,000, or 1.2%, to $59.3 million, from $60.1 million a year ago. Excluding acquisition-related expenses of $919,000 in 2013, noninterest expense decreased $1.7 million, or 2.7%, from the prior year period. Occupancy expenses declined $323,000 largely related to lower rent and maintenance costs related to prior year branch closures. In addition, other operating expenses declined $1.2 million, driven by lower OREO and credit-related costs of $680,000, due to gains on sales of OREO and declines in problem loan legal fees as asset quality continues to improve, lower marketing and advertising costs, and lower amortization expense related to acquired intangible assets.

Mortgage Segment

On a linked quarter basis, the mortgage segment’s net income of $294,000 for the second quarter represents an increase of $117,000, or 66.1%, from $177,000 in the first quarter.  Current quarter results include severance expenses of $186,000 related to the recently announced plan to relocate Union Mortgage Group’s headquarters to Richmond, Virginia. The linked quarter net income increase was primarily due to increased mortgage loan origination volumes of $30.0 million, driven by higher seasonal demand during the second quarter. As a result of the higher volumes and stronger gain on sale margins, gains on the sale of loans, net of commission expenses, increased $816,000, or 21.2%, to $4.7 million. Included in the current quarter gain on sale of mortgage loans was a reduction resulting from a valuation reserve of $186,000 related to aged loans in the available-for-sale portfolio. Excluding severance costs, noninterest expense increased $347,000 primarily due to strategic investments in operations and personnel made in the current quarter to enhance the mortgage segment’s operating capabilities and improve profitability. Refinanced loans represented 38.4% of the mortgage loan originations during the second quarter compared to 52.7% during the first quarter.

For the three months ended June 30, 2013, net income of $294,000 for the mortgage segment declined by $176,000, or 37.4% from net income of $470,000 in the same period last year. Excluding the severance expense impact noted above, net income would have decreased $57,000, or 12.1%, over the same period last year. Mortgage loan originations increased by $40.8 million, or 15.9%, to $298.2 million from $257.4 million in the prior year driven by additions in production personnel in 2012 and lower mortgage interest rates. In early 2012, the Company significantly increased its mortgage loan production capacity by hiring additional loan originators and support personnel. During the current quarter, the Company recorded gains on the sale of mortgage loans, net of commission expenses that were $836,000, or 21.8%, higher than the same period last year primarily due to higher loan origination volumes. Included in the current quarter gain on sale of mortgage loans was a reduction resulting from a valuation reserve of $186,000 related to aged loans in the available-for-sale portfolio. Excluding severance expenses, year over year expenses increased $1.1 million driven by mortgage loan origination volume-related costs including contract labor and underwriting and processing costs. In addition, noninterest expense increased due to strategic investments in operations and personnel made in the current year to enhance the mortgage segment’s operating capabilities and improve profitability. Refinanced loans represented 38.4% of mortgage loan originations during the second quarter of 2013 compared to 45.1% during the same period last year.

For the six months ended June 30, 2013, the mortgage segment net income decreased $231,000, or 32.8%, from $704,000 during the same period last year to $473,000.  Net income for the current year includes the impact of the severance accrual and valuation reserve on aged loans described above. Mortgage loan originations increased by $125.0 million, or 28.3%, to $566.3 million from $441.3 million during the same period last year due to the addition of mortgage loan originators in 2012 noted above and the low interest rate environment.  Gains on sales of loans, net of commission expenses, increased $1.9 million, or 29.1%, a result of the increased mortgage loan origination volumes. Excluding severance expenses, year over year expenses increased by $2.5 million, or 45.3%, due to higher salary and benefit expenses of $2.1 million related to the addition of mortgage loan originators and support personnel in early 2012. In addition, noninterest expense increased due to strategic investments in operations and personnel made in the current year to enhance the mortgage segment’s operating capabilities. Refinanced loans represented 45.2% of mortgage loan originations during the year compared to 49.8% during 2012.

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

The Company evaluates the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of June 30, 2013. The assessment of the carrying value of deferred tax assets is based on certain assumptions. Changes in these assumptions could have a material impact on the Company’s financial statements.

The effective tax rate for the three and six months ended June 30, 2013 and 2012 was 29.5% and 27.5%, and 28.2% and 28.3%, respectively.

BALANCE SHEET

At June 30, 2013, total assets were $4.1 billion, an increase of $74.3 million from June 30, 2012, and a decline of $39.3 million from December 31, 2012. Total cash and cash equivalents were $71.5 million at June 30, 2013, a decrease of $837,000 from the same period last year, and a decrease of $11.4 million from December 31, 2012. Securities available for sale decreased $45.2 million, or 7.2%, from $627.5 million at June 30, 2012 to $582.3 million at June 30, 2013, and decreased $3.1 million from December 31, 2012. Mortgage loans held for sale were $109.4 million, an increase of $9.3 million from June 30, 2012, but a decline of $58.3 million from December 31, 2012.

At June 30, 2013, loans (net of unearned income) were $3.0 billion, an increase of $113.1 million, or 3.9%, from June 30, 2012, and an increase of $34.0 million, or 1.1%, from December 31, 2012.

As of June 30, 2013, total deposits were $3.3 billion, an increase of $47.0 million, or 1.5%, when compared to June 30, 2012, and a decrease of $31.8 million from December 31, 2012. Year over year deposit growth was driven by growth in low cost deposit levels, which increased $76.5 million, while the decline in deposits from year end was driven by a decline in time deposit accounts of $71.3 million.

Net short term borrowings declined as a result of lower loans held for sale funding requirements during the quarter. During the third quarter of 2012, the Company modified its fixed rate convertible Federal Home Loan Bank of Atlanta (“FHLB”) advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million which is being amortized, as a component of interest expense on borrowings, over the life of the advances. The prepayment amount is reported as a component of long-term borrowings in the Company’s consolidated balance sheet.

The Company’s capital ratios continued to be considered “well capitalized” for regulatory purposes. The Company’s ratio of total capital to risk-weighted assets was 14.37% and 14.55% on June 30, 2013 and 2012, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 13.08% and 12.99% at June 30, 2013 and 2012, respectively. The Company’s common equity to asset ratios at June 30, 2013 and 2012 were 10.56% and 10.88%, respectively, while its tangible common equity to tangible assets ratio was 8.92% and 9.11% at June 30, 2013 and 2012. During the first quarter, the Company entered into an agreement to purchase 500,000 shares of its common stock from Markel Corporation, the Company’s largest shareholder, for an aggregate purchase price of $9,500,000, or $19.00 per share. The repurchase was funded with cash on hand, and the shares were retired. The Company is authorized to repurchase an additional 250,000 shares under its current repurchase program authorization which expires December 31, 2013. Also, the Company paid a dividend of $0.13 per share during the current quarter, no change from the prior quarter and $0.05 per share, or 62.5%, from the same quarter a year ago.

Securities

At June 30, 2013, the Company had total investments, in the amount of $600.3 million, or 14.8% of total assets, as compared to $606.1 million, or 14.8% of total assets, at December 31, 2012. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. All of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The table below sets forth a summary of the securities available for sale and restricted stock, at fair value for the following periods (dollars in thousands):

	June 30,	December 31,
	2013	2012
U.S. government and agency securities	$2,798	$2,849
Obligations of states and political subdivisions	236,716	229,778
Corporate and other bonds	5,626	7,212
Mortgage-backed securities	333,770	342,174
Other securities	3,402	3,369
Total securities available for sale, at fair value	582,312	585,382

Federal Reserve Bank stock	6,754	6,754
Federal Home Loan Bank stock	11,202	13,933
Total restricted stock	17,956	20,687
Total investments	$600,268	$606,069

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for other than temporary impairment (“OTTI”) consideration. The Company determined that a single issuer Trust Preferred security incurred credit-related OTTI of $400,000 during the year ended December 31, 2011. No OTTI was recognized in 2012 or during the first six months of 2013, and there is no remaining unrealized loss for this issue as of June 30, 2013. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of June 30, 2013 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years and Equity Securities	Total
U.S. government and agency securities:
Amortized cost	$-	$1,935	$-	$60	$1,995
Fair value	-	1,979	-	819	2,798
Weighted average yield (1)	-	2.59	-	-	2.52

Mortgage backed securities:
Amortized cost	-	6,461	29,910	295,141	331,512
Fair value	-	6,805	30,931	296,034	333,770
Weighted average yield (1)	-	4.20	3.19	2.61	2.70

Obligations of states and political subdivisions:
Amortized cost	5,669	6,305	43,465	180,058	235,497
Fair value	5,776	6,489	45,752	178,699	236,716
Weighted average yield (1)	6.08	6.25	6.17	5.36	5.55

Other securities:
Amortized cost	3,413	621	232	4,818	9,084
Fair value	3,402	653	240	4,733	9,028
Weighted average yield (1)	2.00	4.99	4.96	8.33	5.64

Total securities available for sale:
Amortized cost	9,082	15,322	73,607	480,077	578,088
Fair value	9,178	15,926	76,923	480,285	582,312
Weighted average yield (1)	4.54	4.87	4.95	3.70	3.90

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of June 30, 2013, the Company maintained a diversified municipal bond portfolio with approximately 72% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the Commonwealth of Virginia represented 11% and issuances within the State of Texas represented 22% of the municipal portfolio; no other state had a concentration above 10%. Approximately 91% of municipal holdings are considered investment grade by Moody’s or Standard & Poor. The non-investment grade securities are principally insured Texas municipalities with no underlying rating. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, federal funds sold, securities available for sale, loans held for sale, and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, the purchase of brokered certificates of deposit, and a corporate line of credit with a large correspondent bank. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

As of June 30, 2013, cash, interest-bearing deposits in other banks, money market investments, federal funds sold, loans held for sale, investment securities, and loans that mature within one year totaled $1.2 billion, or 31.8%, of total earning assets. As of June 30, 2013, approximately $977.7 million, or 32.6%, of total loans are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments.

Loan Portfolio

Loans, net of unearned income, were $3.0 billion and $2.9 billion at June 30, 2013 and June 30, 2012, respectively. Loans secured by real estate continue to represent the Company’s largest category, comprising 83.9% of the total loan portfolio at June 30, 2013.

The following table presents the Company’s composition of loans, net of unearned income, in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	June 30,		March 31,		December 31,		September 30,		June 30,
	2013		2013		2012		2012		2012
Loans secured by real estate:
Residential 1-4 family	$478,356	15.9%	$473,071	15.9%	$472,985	15.9%	$449,032	15.4%	$458,683	15.9%
Commercial	1,104,915	36.8%	1,068,812	35.9%	1,044,396	35.2%	1,034,954	35.6%	1,027,196	35.6%
Construction, land development and other land loans	456,730	15.2%	467,436	15.7%	470,638	15.9%	466,330	16.0%	447,746	15.5%
Second mortgages	37,862	1.3%	37,337	1.3%	39,925	1.3%	48,912	1.7%	49,521	1.7%
Equity lines of credit	298,572	9.9%	301,700	10.1%	307,668	10.4%	309,691	10.6%	304,614	10.5%
Multifamily	122,942	4.1%	127,356	4.3%	140,038	4.7%	141,092	4.9%	137,467	4.8%
Farm land	22,130	0.7%	23,570	0.8%	22,776	0.8%	23,815	0.8%	25,540	0.9%
Total real estate loans	2,521,507	83.9%	2,499,282	84.0%	2,498,426	84.2%	2,473,826	85.0%	2,450,767	84.9%

Commercial Loans	182,439	6.1%	182,914	6.2%	186,528	6.3%	174,121	6.0%	170,625	5.9%

Consumer installment loans
Personal	235,837	7.9%	230,189	7.7%	222,812	7.5%	226,102	7.8%	231,289	8.0%
Credit cards	21,878	0.7%	21,204	0.7%	21,968	0.7%	20,332	0.7%	19,717	0.7%
Total consumer installment loans	257,715	8.6%	251,393	8.4%	244,780	8.2%	246,434	8.5%	251,006	8.7%

All other loans	39,194	1.4%	39,958	1.4%	37,113	1.3%	14,129	0.5%	15,392	0.5%
Gross loans	$3,000,855	100.0%	$2,973,547	100.0%	$2,966,847	100.0%	$2,908,510	100.0%	$2,887,790	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of June 30, 2013 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Loans secured by real estate:
Residential 1-4 family	$478,356	$73,999	$67,650	$19,640	$48,010	$336,707	$194,670	$142,037
Commercial	1,104,915	202,944	93,867	86,190	7,677	808,104	528,386	279,718
Construction, land development and other land loans	456,730	293,441	9,708	6,011	3,697	153,581	138,350	15,231
Second mortgages	37,862	7,255	1,135	541	594	29,472	13,688	15,784
Equity lines of credit	298,572	176,636	1,839	799	1,040	120,097	20,966	99,131
Multifamily	122,942	8,900	7,020	7,020	-	107,022	85,575	21,447
Farm land	22,130	12,666	523	483	40	8,941	8,428	513
Total real estate loans	2,521,507	775,841	181,742	120,684	61,058	1,563,924	990,063	573,861

Commercial Loans	182,439	77,625	269	269	-	104,545	81,312	23,233

Consumer installment loans
Personal	235,837	8,310	-	-	-	227,527	105,001	122,526
Credit cards	21,878	21,878	-	-	-	-	-	-
Total consumer installment loans	257,715	30,188	-	-	-	227,527	105,001	122,526

All other loans	39,194	7,110	3,316	3,316	-	28,768	4,615	24,153
Gross loans	$3,000,855	$890,764	$185,327	$124,269	$61,058	$1,924,764	$1,180,991	$743,773

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at June 30, 2013, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction, and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. To manage the growth of the real estate loans in the loan portfolio, facilitate asset/liability management, and generate additional fee income, the Company sells most conforming first mortgage residential real estate loans to the secondary market as they are originated. Union Mortgage Group, Inc. serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to meet Union First Market Bank’s current asset/liability management needs.

Asset Quality

Overview

During the second quarter, the Company continued to reduce the levels of impaired loans and troubled debt restructurings. Nonperforming assets and past due loans also declined significantly from the same quarter last year. Net charge-offs, the related ratio of net charge-offs to total loans, and the loan loss provision decreased materially from the prior quarter and from the same quarter of the previous year. The allowance to nonperforming loans coverage ratio remained at consistently high levels. The magnitude of any change in the real estate market and its impact on the Company is still largely dependent upon continued recovery of residential housing and commercial real estate and the pace at which the local economies in the Company’s operating markets improve.

Troubled Debt Restructurings (“TDRs”)

The total recorded investment in TDRs as of June 30, 2013 was $53.0 million, a decrease of $1.7 million, or 3.1%, from $54.7 million at March 31, 2013 and a decline of $27.2 million, or 33.9%, from $80.2 million at June 30, 2012. Of the $53.0 million of TDRs at June 30, 2013, $39.8 million, or 75.1%, were considered performing while the remaining $13.2 million were considered nonperforming. The decline in the TDR balance from the prior quarter is attributable to $4.7 million being removed from TDR status and $2.9 million in net payments, partially offset by additions of $5.9 million. Loans removed from TDR status represent restructured loans with a market rate of interest at the time of the restructuring, which were performing in accordance with their modified terms for a consecutive twelve month period and that were no longer considered impaired. The TDR activity during the quarter did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

The following table provides a summary, by class and modification type, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of June 30, 2013 (dollars in thousands):

	Performing			Nonperforming			Total
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Modified to Interest Only, at a market rate
Commercial:
Commercial Real Estate - Non-Owner Occupied	2	$633	$-	2	$430	$-	4	$1,063	$-
Raw Land and Lots	4	290	-	-	-	-	4	290	-
Single Family Investment Real Estate	4	462	-	-	-	-	4	462	-
Consumer:
Mortgage	2	498	-	1	603	-	3	1,101	-
Indirect Marine	-	-	-	1	158	-	1	158	-
Total modified to interest only	12	$1,883	$-	4	$1,191	$-	16	$3,074	$-

Term Modification, at a market rate
Commercial:
Commercial Construction	1	$653	$-	2	$704	$-	3	$1,357	$-
Commercial Real Estate - Owner Occupied	4	4,675	-	2	981	-	6	5,656	-
Commercial Real Estate - Non-Owner Occupied	4	1,827	130	-	-	-	4	1,827	130
Raw Land and Lots	4	15,106	-	2	604	-	6	15,710	-
Single Family Investment Real Estate	5	1,758	-	2	446	-	7	2,204	-
Commercial and Industrial	6	1,755	-	9	1,288	-	15	3,043	-
Consumer:
Mortgage	10	1,796	-	1	202	-	11	1,998	-
Other Consumer	3	259	-	-	-	-	3	259	-
Total term modification, at a market rate	37	$27,829	$130	18	$4,225	$-	55	$32,054	$130

Term Modification, below market rate
Commercial:
Commercial Construction	-	$-	$-	3	$3,471	$-	3	$3,471	$-
Commercial Real Estate - Owner Occupied	4	996	-	3	385	-	7	1,381	-
Raw Land and Lots	6	5,472	-	1	3,437	-	7	8,909	-
Single Family Investment Real Estate	1	382	-	2	427	-	3	809	-
Commercial and Industrial	1	163	-	1	9	-	2	172	-
Consumer:
Mortgage	3	711	-	-	-	-	3	711	-
Other Consumer	-	-	-	1	65	-	1	65	-
Total term modification, below market rate	15	$7,724	$-	11	$7,794	$-	26	$15,518	$-

Interest Rate Modification, below market rate
Commercial:
Commercial Real Estate - Non-Owner Occupied	2	$2,390	$-	-	$-	$-	2	$2,390	$-
Total interest rate modification, below market rate	2	$2,390	$-	-	$-	$-	2	$2,390	$-

Total	66	$39,826	$130	33	$13,210	$-	99	$53,036	$130

The following table provides a summary, by class and modification type, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of December 31, 2012 (dollars in thousands):

	Performing			Nonperforming			Total
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Modified to Interest Only, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	1	$216	$-	-	$-	$-	1	$216	$-
Commercial Real Estate - Non-Owner Occupied	2	633	-	2	514	-	4	1,147	-
Raw Land and Lots	3	257	-	-	-	-	3	257	-
Single Family Investment Real Estate	3	261	-	-	-	-	3	261	-
Consumer:
Mortgage	2	510	-	-	-	-	2	510	-
Indirect Marine	-	-	-	1	158	-	1	158	-
Total modified to interest only	11	$1,877	$-	3	$672	$-	14	$2,549	$-

Term Modification, at a market rate
Commercial:
Commercial Construction	5	$4,549	$73	1	$709	$-	6	$5,258	$73
Commercial Real Estate - Owner Occupied	6	4,790	-	1	896	-	7	5,686	-
Commercial Real Estate - Non-Owner Occupied	6	10,080	-	-	-	-	6	10,080	-
Raw Land and Lots	4	16,669	-	1	595	-	5	17,264	-
Single Family Investment Real Estate	2	283	-	-	-	-	2	283	-
Commercial and Industrial	3	724	-	7	1,251	-	10	1,975	-
Other Commercial	1	236	-	-	-	-	1	236	-
Consumer:
Mortgage	8	1,183	-	1	202	-	9	1,385	-
Other Consumer	4	460	-	-	-	-	4	460	-
Total term modification, at a market rate	39	$38,974	$73	11	$3,653	$-	50	$42,627	$73

Term Modification, below market rate
Commercial:
Commercial Construction	-	$-	$-	3	$3,551	$-	3	$3,551	$-
Commercial Real Estate - Owner Occupied	4	1,003	-	2	183	-	6	1,186	-
Raw Land and Lots	6	5,960	-	1	3,437	-	7	9,397	-
Single Family Investment Real Estate	1	384	-	2	427	-	3	811	-
Commercial and Industrial	2	317	-	-	-	-	2	317	-
Consumer:
Mortgage	2	563	-	-	-	-	2	563	-
Other Consumer	-	-	-	1	68	-	1	68	-
Total term modification, below market rate	15	$8,227	$-	9	$7,666	$-	24	$15,893	$-

Interest Rate Modification, below market rate
Commercial:
Commercial Real Estate - Non-Owner Occupied	2	$2,390	$-	-	$-	$-	2	$2,390	$-
Total interest rate modification, below market rate	2	$2,390	$-	-	$-	$-	2	$2,390	$-

Total	67	$51,468	$73	23	$11,991	$-	90	$63,459	$73

Nonperforming Assets (“NPAs”)

At June 30, 2013, nonperforming assets totaled $62.2 million, an increase of $3.3 million, or 5.6%, from the first quarter and a decline of $12.8 million, or 17.1%, from a year ago. In addition, NPAs as a percentage of total outstanding loans increased 9 basis points to 2.07% in the current quarter from 1.98% last quarter and declined 53 basis points from 2.60% a year earlier.

The following table shows a summary of assets quality balances and related ratios for periods presented (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
Nonaccrual loans	$27,022	$23,033	$26,206	$32,159	$39,171
Foreclosed properties	35,020	35,100	32,834	33,356	34,782
Real estate investment	133	778	-	1,084	1,020
Total nonperforming assets	62,175	58,911	59,040	66,599	74,973
Loans past due 90 days and accruing interest	6,291	6,187	8,843	9,096	10,768
Total nonperforming assets and loans past due 90 days and accruing interest	$68,466	$65,098	$67,883	$75,695	$85,741

Performing Restructurings	$39,826	$42,644	$51,468	$51,933	$67,490

Balances
Allowance for loan losses	$34,333	$34,415	$34,916	$39,894	$40,985
Average loans, net of unearned income	2,847,087	2,829,881	2,804,500	2,890,666	2,847,087
Loans, net of unearned income	3,000,855	2,973,547	2,966,847	2,908,510	2,887,790

Ratios
NPAs to total loans	2.07%	1.98%	1.99%	2.29%	2.60%
NPAs & loans 90 days past due to total loans	2.28%	2.19%	2.29%	2.60%	2.97%
NPAs to total loans & OREO	2.05%	1.96%	1.97%	2.26%	2.56%
NPAs & loans 90 days past due to total loans & OREO	2.26%	2.16%	2.26%	2.57%	2.93%
ALL to nonaccrual loans	127.06%	149.42%	133.24%	124.05%	104.63%
ALL to nonaccrual loans & loans 90 days past due	103.06%	117.78%	99.62%	96.70%	82.07%

Nonperforming assets at June 30, 2013 included $27.0 million in nonaccrual loans (excluding purchased impaired loans), a net increase of $4.0 million, or 17.4%, from the prior quarter and a reduction of $12.2 million, or 31.1%, from June 30, 2012. The current quarter increase relates to one loan relationship, totaling $5.5 million, being placed on nonaccrual status during the second quarter. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
Beginning Balance	$23,033	$26,206	$32,159	$39,171	$42,391
Net customer payments	(3,196)	(1,715)	(1,898)	(5,774)	(3,174)
Additions	7,934	2,694	2,306	2,586	2,568
Charge-offs	(476)	(2,262)	(3,388)	(3,012)	(561)
Loans returning to accruing status	-	(632)	(840)	(812)	(1,803)
Transfers to OREO	(273)	(1,258)	(2,133)	-	(250)
Ending Balance	$27,022	$23,033	$26,206	$32,159	$39,171

The additions during the quarter were primarily related to commercial and industrial loans. The reductions in nonaccrual loans during the second quarter of 2013 were primarily related to the commercial loan portfolio, particularly raw land loans.

The following table presents the composition of nonaccrual loans (excluding purchased impaired loans) and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the quarter ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
Raw Land and Lots	$4,573	$6,353	$8,760	$10,995	$12,139
Commercial Construction	5,103	4,547	5,781	7,846	9,763
Commercial Real Estate	2,716	2,988	3,018	2,752	5,711
Single Family Investment Real Estate	2,859	2,117	3,420	4,081	3,476
Commercial and Industrial	7,291	2,261	2,036	2,678	4,715
Other Commercial	471	190	193	195	231
Consumer	4,009	4,577	2,998	3,612	3,136
Total	$27,022	$23,033	$26,206	$32,159	$39,171

Coverage Ratio	127.06%	149.42%	133.24%	124.05%	104.63%

Nonperforming assets at June 30, 2013 also included $35.2 million in OREO, a net decrease of $725,000, or 2.0%, from the prior quarter and down $649,000, or 1.8%, from the prior year. The following table shows the activity in OREO for the quarter ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
Beginning Balance	$35,878	$32,834	$34,440	$35,802	$37,663
Additions	1,768	3,607	2,866	929	3,887
Capitalized Improvements	164	30	22	16	23
Valuation Adjustments	-	-	(301)	-	-
Proceeds from sales	(2,515)	(877)	(4,004)	(2,071)	(5,592)
Gains (losses) from sales	(142)	284	(189)	(236)	(179)
Ending Balance	$35,153	$35,878	$32,834	$34,440	$35,802

During the second quarter of 2013, the additions to OREO were principally related to raw land and residential real estate; sales from OREO were principally related to residential real estate and former branch property.

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
Land	$10,310	$9,861	$8,657	$6,953	$6,953
Land Development	10,894	11,023	10,886	11,034	11,313
Residential Real Estate	7,274	7,467	7,939	9,729	10,431
Commercial Real Estate	6,542	6,749	5,352	5,640	6,085
Former Bank Premises (1)	133	778	-	1,084	1,020
Total	$35,153	$35,878	$32,834	$34,440	$35,802

(1) Includes closed branch property and land previously held for branch sites.

Included in land development is $9.4 million related to a residential community in the Northern Neck region of Virginia, which includes developed residential lots, a golf course, and undeveloped land. Foreclosed properties were adjusted to their fair values at the time of each foreclosure and any losses were taken as loan charge-offs against the allowance for loan losses at that time. OREO asset balances are also evaluated at least quarterly by the subsidiary bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment.

Past Due Loans

At June 30, 2013, total accruing past due loans were $29.7 million, or 0.99% of total loans, an increase from $24.7 million, or 0.83% of total loans, at March 31, 2013 and a decrease from $33.2 million, or 1.15% of total loans, a year ago.

Charge-offs and delinquencies

For the quarter ended June 30, 2013, net charge-offs of loans were $1.1 million, or 0.14% on an annualized basis, compared to $2.6 million, or 0.35%, for the first quarter and $2.2 million, or 0.31%, for the same quarter last year. Nearly all net charge-offs in the current quarter were related to equity lines of credit and other consumer loans.

For the six months ended June 30, 2013, net charge-offs of loans were $3.6 million, or 0.24% on an annualized basis, compared to $5.0 million, or 0.35% on an annualized basis, for the same period last year. Of the net charge-offs during the six months ended June 30, 2013, $2.0 million were related to commercial loans.

Provision

The provision for loan losses for the current quarter was $1.0 million, a decrease of $1.1 million from the last quarter and a decrease of $2.0 million from the same quarter a year ago. The provision for loan losses for the six months ended June 30, 2013 was $3.1 million compared to $6.5 million for the six months ended June 30, 2012. The decline in provision for loan losses in the current period compared to the prior periods is driven by improving asset quality and the impact of lower historical charge-off factors. The provision to loans ratio for the quarter ended June 30, 2013 was 0.13% on an annualized basis compared to 0.28% last quarter and 0.42% the same quarter a year ago. The provision to loans ratio for the six months ended June 30, 2013 was 0.20% on an annualized basis compared to 0.45% the same period a year ago.

Allowance for Loan Losses

The allowance for loan losses (“ALL”) as a percentage of the total loan portfolio, adjusted for acquired loans (non-GAAP), was 1.33% at June 30, 2013, a decrease from 1.74% at June 30, 2012 and 1.36% from the prior quarter. In acquisition accounting, there is no carryover of previously established allowance for loan losses. The allowance for loan losses as a percentage of the total loan portfolio was 1.14% at June 30, 2013, 1.42% at June 30, 2012, and 1.16% at March 31, 2013. The decrease in the allowance and related ratios was primarily attributable to the reduced levels of provision and the impact of lower historical charge-offs factors. The following table shows the loans and related allowance for those loans individually and collectively evaluated for impairment for the quarter ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
Loans individually evaluated for impairment	$122,398	$133,861	$142,415	$161,196	$189,399
Related allowance	6,109	5,712	6,921	11,438	11,500
ALL to loans individually evaluated for impairment	4.99%	4.27%	4.86%	7.10%	6.07%

Loans collectively evaluated for impairment	$2,878,457	$2,839,686	$2,824,432	$2,747,314	$2,698,391
Related allowance	28,224	28,703	27,995	28,456	29,485
ALL to loans collectively evaluated for impairment	0.98%	1.01%	0.99%	1.04%	1.09%

Total loans	$3,000,855	$2,973,547	$2,966,847	$2,908,510	$2,887,790
Related allowance	34,333	34,415	34,916	39,894	40,985
ALL to total loans	1.14%	1.16%	1.18%	1.37%	1.42%

Impaired loans (individually and collectively evaluated for impairment) have declined from $201.3 million at June 30, 2012 and from $145.7 million at March 31, 2013 to $133.8 million at June 30, 2013. The nonaccrual loan coverage ratio remained strong at 127.1% at June 30, 2013, an increase from 104.6% the same quarter last year but a decrease from 149.4% at March 31, 2013. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the quarter ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
Balance, beginning of period	$34,415	$34,916	$39,894	$40,985	$40,204
Loans charged-off:
Commercial	274	40	506	898	16
Real estate	1,175	2,975	7,100	2,821	2,095
Consumer	354	370	1,012	452	458
Total loans charged-off	1,803	3,385	8,618	4,171	2,569
Recoveries:
Commercial	293	246	41	120	28
Real estate	143	378	91	267	46
Consumer	285	210	208	293	276
Total recoveries	721	834	340	680	350
Net charge-offs	1,082	2,551	8,278	3,491	2,219
Provision for loan losses	1,000	2,050	3,300	2,400	3,000
Balance, end of period	$34,333	$34,415	$34,916	$39,894	$40,985

Allowance for loan losses to loans	1.14%	1.16%	1.18%	1.37%	1.42%
Allowance-to-legacy loans (Non-GAAP)	1.33%	1.36%	1.40%	1.66%	1.74%
Net charge-offs to total loans	0.14%	0.35%	1.11%	0.48%	0.31%
Provision to total loans	0.13%	0.28%	0.44%	0.33%	0.42%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of the period ended (dollars in thousands):

	June 30,		March 31,		December 31,		September 30,		June 30,
	2013		2013		2012		2012		2012
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$2,087	6.1%	$2,117	6.2%	$2,195	6.3%	$2,388	6.0%	$2,422	5.9%
Real estate	28,849	84.0%	28,926	84.0%	29,403	84.2%	33,932	85.0%	34,782	84.9%
Consumer	3,397	9.9%	3,372	9.8%	3,318	9.5%	3,574	9.0%	3,781	9.2%
Total	$34,333	100.0%	$34,415	100.0%	$34,916	100.0%	$39,894	100.0%	$40,985	100.0%

(1) The percent represents the loan balance divided by total loans.

Deposits

As of June 30, 2013 total deposits were $3.3 billion, down $31.8 million, or 1.0%, from December 31, 2012 and up $47.0 million, or 1.5%, from June 30, 2012. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $961.4 million accounted for 37.0% of total interest-bearing deposits at June 30, 2013. The Company continues to experience a shift from time deposits into lower cost transaction (demand deposits, NOW, money market, and savings) accounts. This shift is driven by the Company’s focus on acquiring low cost deposits and customer preference for liquidity in a historically low interest rate environment.

As of June 30, 2013, there were no time deposits held in Certificate of Deposit Account Registry Service accounts (“CDARS”), and there were $10.2 million held as of December 31, 2012. Maturities of time deposits as of June 30, 2013 are as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total	Percent Of Total Deposits
Maturities of time deposits of $100,000 and over	$84,366	$197,809	$186,088	$468,263	14.34%
Maturities of other time deposits	84,770	223,080	185,289	493,139	15.10%
Total time deposits	$169,136	$420,889	$371,377	$961,402	29.44%

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

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (“FDIC”) have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The table below shows the Company exceeded the definition of “well capitalized” for regulatory purposes.

In connection with two bank acquisitions, prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

The following table summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	June 30,	December 31,	June 30,
	2013	2012	2012
Tier 1 capital	$415,219	$409,878	$403,860
Tier 2 capital	41,119	44,566	48,390
Total risk-based capital	456,338	454,444	452,250
Risk-weighted assets	3,174,791	3,119,063	3,109,194

Capital ratios:
Tier 1 risk-based capital ratio	13.08%	13.14%	12.99%
Total risk-based capital ratio	14.37%	14.57%	14.55%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.47%	10.52%	10.44%
Common equity to assets	10.56%	10.64%	10.88%
Tangible common equity to tangible assets	8.92%	8.97%	9.11%

In June 2012, the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC proposed rules that would revise and replace the current capital rules to align with the Basel III capital standards and meet certain requirements of the Dodd-Frank Act. On July 2, 2013, the Federal Reserve approved revisions to its Basel III capital adequacy guidelines. The final rule requires the Company to comply with the following new minimum capital ratios, effective January 1, 2015: (1) a new common equity tier 1 capital ratio of 4.5% of risk-weighted assets; (2) a tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (3) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and, (4) a leverage ratio of 4% of total assets.

NON-GAAP MEASURES

In reporting the results of June 30, 2013, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit and trademark intangibles, or acquisition costs unrelated to the Company’s normal operations. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization.

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

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the periods ended (dollars in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$9,463	$8,420	$18,446	$16,343
Plus: core deposit intangible amortization, net of tax	599	796	1,272	1,648
Plus: trademark intangible amortization, net of tax	-	65	22	130
Cash basis earnings	$10,062	$9,281	$19,740	$18,121

Average assets	4,037,696	3,942,727	4,047,372	3,923,243
Less: average trademark intangible	-	281	3	331
Less: average goodwill	59,400	59,400	59,400	59,400
Less: average core deposit intangibles	14,266	18,761	14,741	19,386
Average tangible assets	$3,964,030	$3,864,285	$3,973,228	$3,844,126

Average equity	434,640	431,915	436,301	428,102
Less: average trademark intangible	-	281	3	331
Less: average goodwill	59,400	59,400	59,400	59,400
Less: average core deposit intangibles	14,266	18,761	14,741	19,386
Average tangible equity	$360,974	$353,473	$362,157	$348,985

Weighted average shares outstanding, diluted	24,802,231	25,888,151	24,961,431	25,923,505
Cash basis earnings per share, diluted	$0.41	$0.36	$0.79	$0.70
Cash basis return on average tangible assets	1.02%	0.97%	1.00%	0.95%
Cash basis return on average tangible equity	11.18%	10.56%	10.99%	10.44%

Operating Earnings
Net Income	$9,463	$8,420	$18,446	$16,343
Plus: Merger and conversion related expense	919	-	919	-
Net operating earnings (loss)	$10,382	$8,420	$19,365	$16,343

Operating earnings per share - Basic	$0.42	$0.32	$0.78	$0.63
Operating earnings per share - Diluted	0.42	0.32	0.78	0.63

Operating earnings - ROA	1.03%	0.86%	0.96%	0.84%
Operating earnings - ROE	9.58%	7.84%	8.95%	7.68%

Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$37,403	$38,087	$75,157	$76,434
FTE adjustment	1,295	1,038	2,551	2,081
Net Interest Income (FTE)	$38,698	39,125	77,708	78,515
Noninterest Income (GAAP)	11,299	10,253	21,133	18,729
Noninterest Expense (GAAP)	$34,283	$33,607	$67,783	$65,874
Merger and conversion related expense	919	-	919	-
Noninterest Expense (Non-GAAP)	$33,364	$33,607	$66,864	$65,874

Operating Efficiency Ratio FTE (non-GAAP)	66.73%	68.07%	67.65%	67.74%

The allowance for loan losses as a percentage of the total loan portfolio includes net loans acquired in previous acquisitions. The Company believes the presentation of the allowance-to-legacy loan ratio (non-GAAP) is useful to investors because the acquired loans were recorded at a market discount (including credit valuation) with no allowance for loan losses carried over to the Company.

Acquired loans that have further deteriorated are included in the loan loss calculation of the allowance-to-legacy loan ratio. In order to present the allowance-to-legacy loan ratio, acquired loans with no additional credit deterioration beyond the original credit mark are adjusted out of the loan balance. The following table shows the allowance for loan losses as a percentage of the total loan portfolio, adjusted to remove acquired loans (dollars in thousands):

	June 30,	December 31,	June 30,
	2013	2012	2012
Gross loans	$3,000,855	$2,966,847	$2,887,790
Less: acquired loans without additional credit deterioration	(424,402)	(474,252)	(533,087)
Gross loans, net of acquired	$2,576,453	$2,492,595	$2,354,703
Allowance for loan losses	$34,333	$34,916	$40,985
Allowance for loan losses ratio	1.14%	1.18%	1.42%
Allowance for loan losses ratio, net of acquired	1.33%	1.40%	1.74%

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Company’s market risk is composed primarily of interest rate risk. The Asset and Liability Management Committee (“ALCO”) of the Company is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to this risk. The Company’s Board of Directors reviews and approves the guidelines established by ALCO.

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended June 30, 2013 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+300 basis points	1.46	2,307
+200 basis points	0.80	1,268
+100 basis points	0.00	7
Most likely rate scenario	-	-
-100 basis points	(1.97)	(3,113)
-200 basis points	(5.24)	(8,294)
-300 basis points	(5.97)	(9,457)

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended June 30, 2013 (dollars in thousands):

	Change In Economic Value of Equity
	%	$
Change in Yield Curve:
+300 basis points	(8.77)	(52,947)
+200 basis points	(5.45)	(32,917)
+100 basis points	(2.53)	(15,271)
Most likely rate scenario	-	-
-100 basis points	(1.51)	(9,103)
-200 basis points	(5.77)	(34,816)
-300 basis points	(7.38)	(44,565)

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Litigation Relating to the StellarOne Acquisition

In a joint press release issued on June 10, 2013, the Company announced the signing of a definitive merger agreement for the acquisition of StellarOne Corporation (“StellarOne”), creating the largest community banking institution in Virginia. The Company expects to close the merger on or around January 1, 2014, subject to customary closing conditions, including regulary and shareholder approvals. On June 14, 2013, Jaclyn Crescente, individually and on behalf of all other StellarOne shareholders, filed a class action complaint against StellarOne, its current directors, StellarOne Bank and the Company, in the U.S. District Court for the Western District of Virginia, Charlottesville Division (Case No. 3:13-cv-00021-NKM). The complaint alleges that the StellarOne directors breached their fiduciary duties by approving the merger with the Company, and that the Company aided and abetted in such breaches of duty. The complaint seeks, among other things, an order enjoining the defendants from proceeding with or consummating the merger, as well as other equitable relief and/or money damages in the event that the transaction is completed. StellarOne and the Company believe that the claims are without merit.

ITEM 1A – RISK FACTORS

The following risk factors should be considered in addition to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Such factors relate to the Company’s pending merger with StellarOne Corporation.

Combining the Company and StellarOne may be more difficult, costly or time-consuming than the Company expects.

The success of the merger will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and StellarOne and to combine the businesses of the Company and StellarOne in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of StellarOne or the Company or decreasing revenues due to loss of customers. However, to realize these anticipated benefits and cost savings, the Company must successfully combine the businesses of the Company and StellarOne. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

The Company and StellarOne have operated, and, until the completion of the merger, will continue to operate, independently. The success of the merger will depend, in part, on the Company’s ability to successfully combine the businesses of the Company and StellarOne. To realize these anticipated benefits, after the completion of the merger, the Company expects to integrate StellarOne’s business into its own. The integration process in the merger could result in the loss of key employees, the disruption of each party’s ongoing business, inconsistencies in standards, controls, procedures and policies that affect adversely either party’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business in the markets in which StellarOne now operates, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be disruptions that cause the Company and StellarOne to lose customers or cause customers to withdraw their deposits from StellarOne’s or the Company’s banking subsidiaries, or other unintended consequences that could have a material adverse effect on the Company’s results of operations or financial condition after the merger. These integration matters could have an adverse effect on each of StellarOne and the Company during this transition period and for an undetermined period after consummation of the merger.

If the Company and StellarOne do not successfully integrate, the Company may not realize the expected benefits from the merger.

Integration in connection with a merger is sometimes difficult, and there is a risk that integrating the Company and StellarOne may take more time and resources than the Company expects. The Company’s ability to integrate StellarOne and its future success depend in large part on the ability of members of its board of directors and executive officers to work together effectively. After the merger, the Company will be governed by a board of directors comprised of 19 directors, of which 11 are current directors of the Company and eight are current directors of StellarOne. Additionally, after the merger, Dr. Raymond D. Smoot, Jr., current chairman of StellarOne’s board of directors, will serve as chairman of the Company’s board of directors and Ronald L. Hicks, the current chairman of the Company’s board, will serve as vice chairman of the Company’s board. Further, any current StellarOne directors who are not selected to serve on the Company’s board of directors will be offered a board position with the Company Bank in connection with the subsidiary bank merger. Members of the Company’s executive management team are expected to remain in their current positions. Disagreements among board members and executive management could arise in connection with integration issues, strategic considerations and other matters. As a result, there is a risk that the Company’s board of directors and executive officers may not be able to operate effectively, which would affect adversely the Company’s ability to integrate the operations of the Company and StellarOne successfully and the Company’s future operating results.

The Company may not be able to effectively integrate the operations of StellarOne Bank into Union First Market Bank.

The future operating performance of the Company and Union First Market Bank, the Company’s wholly owned banking subsidiary (the “Bank”), will depend, in part, on the success of the merger of the Bank and StellarOne Bank, which is expected to occur in May 2014. The success of the merger of the banks will, in turn, depend on a number of factors, including: the Company’s ability to (i) integrate the operations and branches of the Bank and StellarOne Bank; (ii) retain the deposits and customers of the Bank and StellarOne Bank; (iii) control the incremental increase in noninterest expense arising from the merger in a manner that enables the combined bank to improve its overall operating efficiencies; and (iv) retain and integrate the appropriate personnel of StellarOne Bank into the operations of the Bank, as well as reducing overlapping bank personnel. The integration of the Bank and StellarOne Bank following the subsidiary bank merger will require the dedication of the time and resources of the banks’ management, and may temporarily distract managements’ attention from the day-to-day business of the banks. If the Bank is unable to successfully integrate StellarOne Bank, the Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

The merger may distract management of the Company and StellarOne from their other responsibilities.

The merger could cause the respective management groups of the Company and StellarOne to focus their time and energies on matters related to the transaction that otherwise would be directed to their business and operations. Any such distraction on the part of either company’s management, if significant, could affect its ability to service existing business and develop new business and adversely affect the business and earnings of the Company or StellarOne before the merger, or the business and earnings of the Company after the merger.

Termination of the merger agreement could negatively impact the Company.

If the Agreement and Plan of Reorganization, dated as of June 9, 2013, between the Company and StellarOne (the “merger agreement”) is terminated, the Company’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed. Furthermore, costs relating to the merger, such as legal, accounting and financial advisory fees, must be paid even if the merger is not completed. If the merger agreement is terminated under certain circumstances, the Company may be required to pay StellarOne a termination fee of $21.8 million.

The merger agreement limits the ability of the Company to pursue alternatives to the merger.

The merger agreement contains “no-shop” provisions that, subject to limited exceptions, limit the ability of the Company to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Company. In addition, under certain circumstances, if the merger agreement is terminated and the Company, subject to certain restrictions, consummates a similar transaction other than the merger, the Company must pay to StellarOne a termination fee of $21.8 million. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing the acquisition even if it were prepared to pay consideration the value of which is greater than the current per share market price of the Company.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the Company following the merger.

Before the merger may be completed, the Company and StellarOne must obtain approvals from the Federal Reserve and the Virginia SCC. Other approvals, waivers or consents from regulators may also be required. These regulators may impose conditions on the completion of the merger or require changes to the terms of the merger. Although the Company and StellarOne do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the revenues of the Company following the merger, any of which might have an adverse effect on the Company following the merger.

The Company and StellarOne will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company and StellarOne. These uncertainties may impair the Company’s and StellarOne’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company and StellarOne to seek to change existing business relationships with the Company and StellarOne. Retention of certain employees by the Company and StellarOne may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the Company or StellarOne. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or StellarOne, the Company’s or StellarOne’s business, or the business of the Company following the merger, could be harmed. In addition, subject to certain exceptions, the Company and StellarOne have each agreed to operate its business in the ordinary course prior to closing and from taking certain specified actions until the merger occurs.

If the merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the merger.

The Company has incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of filing, printing and mailing a joint proxy statement/prospectus and all filing and other fees paid to the Securities and Exchange Commission in connection with the merger. If the merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the merger.

Pending litigation against StellarOne and the Company could result in an injunction preventing the completion of the merger or a judgment resulting in the payment of damages.

In connection with the merger, a purported StellarOne shareholder has filed a class action complaint against StellarOne, its current directors, StellarOne Bank and the Company. Among other remedies, the plaintiff seeks to enjoin the merger. The outcome of any such litigation is uncertain. If the case is not resolved, the lawsuit could prevent or delay completion of the merger and result in substantial costs to the Company and StellarOne, including any costs associated with the indemnification of directors and officers. The plaintiff and other potential shareholder plaintiffs may file additional lawsuits against the Company, StellarOne and/or the directors and officers of either company in connection with the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the Company’s business, financial condition, results of operations and cash flows.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

On February 28, 2013, the Company’s Board of Directors authorized a share repurchase program to purchase up to 750,000 shares of the Company’s common stock on the open market or in private transactions. The authorization permits management to repurchase the Company’s shares from time to time at management’s discretion. The repurchase program is authorized through December 31, 2013. No purchases of the Company’s common stock were made during the three month period ended June 30, 2013 by or on behalf of the Company or any affiliated purchaser. As of June 30, 2013, 250,000 shares remain available for repurchase under the share repurchase program.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of June 9, 2013, between Union First Market Bankshares Corporation and StellarOne Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 12, 2013).

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013, December 31, 2012 and June 30, 2012 ,(ii) the Consolidated Statements of Income for the three and six months ended June 30, 2013 and June 30, 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and June 30, 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and June 30, 2012, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012 and (v) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union First Market Bankshares Corporation
(Registrant)

Date: August 8, 2013	By:	/s/ G. William Beale
G. William Beale,
Chief Executive Officer
(principal executive officer)

Date: August 8, 2013	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

- 75 -