Form 10-Q
period 2013-09-30
UNION FIRST MARKET BANKSHARES CORP
filed 2013-11-07
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of November 4, 2013 was 24,923,908.

UNION FIRST MARKET BANKSHARES CORPORATION

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,	September 30,
	2013	2012	2012
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$65,703	$71,426	$52,095
Interest-bearing deposits in other banks	9,224	11,320	10,081
Money market investments	1	1	1
Federal funds sold	154	155	157
Total cash and cash equivalents	75,082	82,902	62,334

Securities available for sale, at fair value	589,437	585,382	622,067
Restricted stock, at cost	19,531	20,687	20,687

Loans held for sale	58,179	167,698	141,965

Loans, net of unearned income	3,002,246	2,966,847	2,908,510
Less allowance for loan losses	33,877	34,916	39,894
Net loans	2,968,369	2,931,931	2,868,616

Bank premises and equipment, net	82,523	85,409	87,305
Other real estate owned, net of valuation allowance	35,709	32,834	34,440
Core deposit intangibles, net	12,900	15,778	16,966
Goodwill	59,400	59,400	59,400
Other assets	145,978	113,844	114,413
Total assets	$4,047,108	$4,095,865	$4,028,193

LIABILITIES
Noninterest-bearing demand deposits	697,199	645,901	604,274
Interest-bearing deposits:
NOW accounts	463,556	454,150	418,988
Money market accounts	924,910	957,130	898,625
Savings accounts	231,947	207,846	204,317
Time deposits of $100,000 and over	438,476	508,630	534,797
Other time deposits	468,837	524,110	538,778
Total interest-bearing deposits	2,527,726	2,651,866	2,595,505
Total deposits	3,224,925	3,297,767	3,199,779

Securities sold under agreements to repurchase	79,202	54,270	94,616
Other short-term borrowings	72,000	78,000	59,500
Trust preferred capital notes	60,310	60,310	60,310
Long-term borrowings	138,483	136,815	136,260
Other liabilities	38,517	32,840	34,779
Total liabilities	3,613,437	3,660,002	3,585,244

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 24,916,425 shares, 25,270,970 shares, and 25,967,705 shares, respectively.	32,930	33,510	34,433
Surplus	169,294	176,635	186,224
Retained earnings	232,024	215,634	209,308
Accumulated other comprehensive (loss) income	(577)	10,084	12,984
Total stockholders' equity	433,671	435,863	442,949

Total liabilities and stockholders' equity	$4,047,108	$4,095,865	$4,028,193

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$38,895	$40,836	$116,806	$121,743
Interest on Federal funds sold	-	1	1	1
Interest on deposits in other banks	3	4	14	58
Interest and dividends on securities:
Taxable	1,849	2,848	5,856	9,488
Nontaxable	2,094	1,814	6,135	5,391
Total interest and dividend income	42,841	45,503	128,812	136,681

Interest expense:
Interest on deposits	3,371	4,726	11,033	15,084
Interest on federal funds purchased	26	28	62	29
Interest on short-term borrowings	62	69	170	160
Interest on long-term borrowings	1,524	1,918	4,533	6,212
Total interest expense	4,983	6,741	15,798	21,485

Net interest income	37,858	38,762	113,014	115,196
Provision for loan losses	1,800	2,400	4,850	8,900
Net interest income after provision for loan losses	36,058	36,362	108,164	106,296

Noninterest income:
Service charges on deposit accounts	2,474	2,222	7,093	6,643
Other service charges, commissions and fees	3,185	2,768	9,214	8,115
Gains (losses) on securities transactions, net	5	(1)	47	4
Gains on sales of mortgage loans, net of commissions	2,061	4,755	10,581	11,352
Gains (losses) on sales of bank premises	(7)	(309)	(337)	34
Other operating income	1,498	1,067	3,751	3,084
Total noninterest income	9,216	10,502	30,349	29,232

Noninterest expenses:
Salaries and benefits	17,416	17,116	53,294	51,027
Occupancy expenses	2,820	3,262	8,439	9,001
Furniture and equipment expenses	1,665	1,809	5,250	5,440
Other operating expenses	12,231	11,081	34,932	33,675
Total noninterest expenses	34,132	33,268	101,915	99,143

Income before income taxes	11,142	13,596	36,598	36,385
Income tax expense	3,196	3,970	10,206	10,416
Net income	$7,946	$9,626	$26,392	$25,969
Earnings per common share, basic	$0.32	$0.37	$1.06	$1.00
Earnings per common share, diluted	$0.32	$0.37	$1.06	$1.00

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$7,946	$9,626	$26,392	$25,969
Other comprehensive income (loss):
Change in fair value of cash flow hedges	454	(202)	1,589	(492)
Unrealized holding (losses) gains arising during period (net of tax, $212 and $6,580 and $1,172 and $2,062 for three and nine months ended September 30, 2013 and 2012)	(393)	2,175	(12,220)	3,829
Reclassification adjustment for losses included in net income (net of tax, $2 and $17 and $0 and $1 for three and nine months ended September 30, 2013 and 2012)	(3)	1	(30)	(3)
Other comprehensive income (loss)	58	1,974	(10,661)	3,334
Comprehensive income	$8,004	$11,600	$15,731	$29,303

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance - December 31, 2011	$34,672	$187,493	$189,824	$9,650	$421,639
Net income - 2012			25,969		25,969
Other comprehensive income (net of tax, $2,060)				3,334	3,334
Dividends on Common Stock ($.25 per share)			(6,058)		(6,058)
Stock purchased under stock repurchase plan (220,265 shares)	(293)	(2,570)			(2,863)
Issuance of common stock under Dividend Reinvestment Plan (31,179 shares)	41	386	(427)		-
Issuance of common stock under Stock Incentive Plan (1,165 shares)	2	14			16
Vesting of restricted stock under Stock Incentive Plan (9,647 shares)	13	(13)			-
Net settle for taxes on Restricted Stock Awards (1,818 shares)	(2)	(24)			(26)
Stock-based compensation expense		938			938
Balance - September 30, 2012	$34,433	$186,224	$209,308	$12,984	$442,949

Balance - December 31, 2012	$33,510	$176,635	$215,634	$10,084	$435,863
Net income - 2013			26,392		26,392
Other comprehensive loss (net of tax, $6,597)				(10,661)	(10,661)
Dividends on Common Stock ($.40 per share)			(9,296)		(9,296)
Stock purchased under stock repurchase plan (500,000 shares)	(664)	(8,835)			(9,499)
Issuance of common stock under Dividend Reinvestment Plan (37,182 shares)	50	656	(706)		-
Issuance of common stock under Stock Incentive Plan (16,845 shares)	21	248			269
Vesting of restricted stock under Stock Incentive Plan (12,120 shares)	16	(16)			-
Net settle for taxes on Restricted Stock Awards (2,563 shares)	(3)	(16)			(19)
Stock-based compensation expense		622			622
Balance - September 30, 2013	$32,930	$169,294	$232,024	$(577)	$433,671

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands)

	2013	2012
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$26,392	$25,969
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of bank premises and equipment	4,542	5,049
Writedown of OREO	491	-
Amortization, net	10,675	11,406
Provision for loan losses	4,850	8,900
Gains on the sale of investment securities	(47)	(4)
Decrease (increase) in loans held for sale, net	109,519	(67,142)
Losses on sales of other real estate owned, net	224	442
Losses (gains) on bank premises, net	337	(34)
Stock-based compensation expenses	622	938
Increase in other assets	(26,255)	(4,382)
Increase in other liabilities	7,266	2,630
Net cash and cash equivalents provided by (used in) operating activities	138,616	(16,228)
Investing activities:
Purchases of securities available for sale	(177,948)	(131,262)
Proceeds from sales of securities available for sale	42,843	2,186
Proceeds from maturities, calls and paydowns of securities available for sale	106,327	125,988
Net increase in loans	(48,515)	(109,812)
Net increase in bank premises and equipment	(2,981)	(1,731)
Proceeds from sales of other real estate owned	5,085	9,148
Improvements to other real estate owned	(460)	(358)
Net cash and cash equivalents used in investing activities	(75,649)	(105,841)
Financing activities:
Net increase in noninterest-bearing deposits	51,298	69,739
Net increase in NOW accounts	9,406	6,383
Net decrease in money market accounts	(32,220)	(6,268)
Net increase in savings accounts	24,101	25,160
Net decrease in time deposits of $100,000 and over	(70,154)	(16,758)
Net decrease in other time deposits	(55,273)	(53,582)
Net increase in short-term borrowings	18,932	91,121
Net increase (decrease) in long-term borrowings (1)	1,668	(19,121)
Cash dividends paid - common stock	(9,296)	(6,058)
Repurchase of common stock	(9,499)	(2,862)
Issuance of common stock	269	16
Taxes paid related to net share settlement of equity awards	(19)	(26)
Net cash and cash equivalents (used in) provided by financing activities	(70,787)	87,744
Decrease in cash and cash equivalents	(7,820)	(34,325)
Cash and cash equivalents at beginning of the period	82,902	96,659
Cash and cash equivalents at end of the period	$75,082	$62,334

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$16,258	$22,495
Income taxes	7,900	10,500

Supplemental schedule of noncash investing and financing activities
Unrealized (loss) gain on securities available for sale	$(18,846)	$5,887
Changes in fair value of interest rate swap loss	1,589	(492)
Transfers from loans to other real estate owned	7,227	10,756
Transfers from bank premises to other real estate owned	988	653

(1) See Note 5 "Borrowings" related to 2013 activity.

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

1.	ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Union First Market Bankshares Corporation and its subsidiaries (collectively, the “Company”). Significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on the Company's consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 did not have a material impact on the Company's consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect the adoption of ASU 2013-11 to have a material impact on its consolidated financial statements.

2.	SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of September 30, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2013
U.S. government and agency securities	$1,775	$856	$-	$2,631
Obligations of states and political subdivisions	236,840	6,710	(6,309)	237,241
Corporate and other bonds	5,584	122	(162)	5,544
Mortgage-backed securities	338,011	4,792	(2,378)	340,425
Other securities	3,614	19	(37)	3,596
Total securities	$585,824	$12,499	$(8,886)	$589,437

December 31, 2012
U.S. government and agency securities	$2,581	$268	$-	$2,849
Obligations of states and political subdivisions	214,980	15,123	(325)	229,778
Corporate and other bonds	7,353	173	(314)	7,212
Mortgage-backed securities	335,327	7,383	(536)	342,174
Other securities	3,277	92	-	3,369
Total securities	$563,518	$23,039	$(1,175)	$585,382

Due to restrictions placed upon the Company’s common stock investment in the Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta (“FHLB”), these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s balance sheet. The FHLB requires Union First Market Bank (the “Bank”) to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 6% of its outstanding capital. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $6.8 million for both September 30, 2013 and December 31, 2012 and FHLB stock in the amount of $12.8 million and $13.9 million as of September 30, 2013 and December 31, 2012, respectively.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position and are as follows:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2013
Obligations of states and political subdivisions	$67,957	$(6,242)	$435	$(67)	$68,392	$(6,309)
Mortgage-backed securities	130,984	(2,205)	12,840	(173)	143,824	(2,378)
Corporate bonds and other securities	2,876	(37)	1,710	(162)	4,586	(199)
Totals	$201,817	$(8,484)	$14,985	$(402)	$216,802	$(8,886)

December 31, 2012
Obligations of states and political subdivisions	$22,397	$(283)	$649	$(42)	$23,046	$(325)
Mortgage-backed securities	86,183	(536)	-	-	86,183	(536)
Corporate bonds and other securities	-	-	1,555	(314)	1,555	(314)
Totals	$108,580	$(819)	$2,204	$(356)	$110,784	$(1,175)

As of September 30, 2013, there were $15.0 million, or 8 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $402,000 and consisted of municipal obligations, mortgage-backed securities, and corporate bonds.

The following table presents the amortized cost and estimated fair value of securities as of September 30, 2013 and December 31, 2012, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

	September 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$6,770	$6,816	$5,623	$5,741
Due after one year through five years	17,347	18,074	16,413	17,016
Due after five years through ten years	73,832	76,771	69,164	73,501
Due after ten years	487,875	487,776	472,318	489,124
Total securities available for sale	$585,824	$589,437	$563,518	$585,382

Securities with an amortized cost of $191.6 million and $183.7 million as of September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes.

During each quarter the Company conducts an assessment of the securities portfolio for other-than-temporary impairment (“OTTI”) consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the quarter ended September 30, 2013, and in accordance with the guidance, no OTTI was recognized.

Based on the assessment for the quarter ended September 30, 2011 and in accordance with the guidance, the Company determined that a single issuer Trust Preferred security incurred credit-related OTTI of $400,000, which was recognized in earnings for the quarter ended September 30, 2011. There is a possibility that the Company will sell the security before recovering all unamortized costs. The significant inputs the Company considered in determining the amount of the credit loss are as follows:

•	The assessment of security credit rating agencies and research performed by third parties;
•	The continued interest payment deferral by the issuer;
•	The lack of improving asset quality of the issuer and worsening economic conditions; and
•	The security is thinly traded and trading at its historical low, below par.

OTTI recognized for the periods presented is summarized as follow (dollars in thousands):

OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2012	$400
Cumulative credit losses on investment securities	-
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through September 30, 2013	$400

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of unearned income, and consist of the following at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30,	December 31,
	2013	2012
Commercial:
Commercial Construction	$219,154	$202,344
Commercial Real Estate - Owner Occupied	507,646	513,671
Commercial Real Estate - Non-Owner Occupied	722,542	682,760
Raw Land and Lots	180,128	205,726
Single Family Investment Real Estate	235,754	233,395
Commercial and Industrial	205,103	217,661
Other Commercial	54,490	47,551
Consumer:
Mortgage	223,987	220,567
Consumer Construction	45,861	33,969
Indirect Auto	175,034	157,518
Indirect Marine	38,788	36,586
HELOCs	279,439	288,092
Credit Card	21,978	21,968
Other Consumer	92,342	105,039
Total	$3,002,246	$2,966,847

The following table shows the aging of the Company’s loan portfolio, by class, at September 30, 2013 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$-	$832	$-	$-	$1,167	$217,155	$219,154
Commercial Real Estate - Owner Occupied	2,016	-	261	208	3,784	501,377	507,646
Commercial Real Estate - Non-Owner Occupied	470	1,748	1,996	-	178	718,150	722,542
Raw Land and Lots	435	925	43	2,526	3,087	173,112	180,128
Single Family Investment Real Estate	1,597	274	548	297	2,076	230,962	235,754
Commercial and Industrial	1,054	508	245	-	6,675	196,621	205,103
Other Commercial	3	-	14	-	472	54,001	54,490
Consumer:
Mortgage	5,317	1,192	1,311	-	801	215,366	223,987
Consumer Construction	-	-	208	-	225	45,428	45,861
Indirect Auto	1,468	110	409	9	-	173,038	175,034
Indirect Marine	62	-	-	-	469	38,257	38,788
HELOCs	1,861	630	1,216	811	665	274,256	279,439
Credit Card	227	68	299	-	-	21,384	21,978
Other Consumer	1,489	896	776	100	342	88,739	92,342
Total	$15,999	$7,183	$7,326	$3,951	$19,941	$2,947,846	$3,002,246

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2012 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$-	$-	$-	$-	$5,781	$196,563	$202,344
Commercial Real Estate - Owner Occupied	2,105	153	1,711	247	2,206	507,249	513,671
Commercial Real Estate - Non-Owner Occupied	866	63	207	-	812	680,812	682,760
Raw Land and Lots	277	-	75	2,942	8,760	193,672	205,726
Single Family Investment Real Estate	1,819	261	756	326	3,420	226,813	233,395
Commercial and Industrial	506	270	441	79	2,036	214,329	217,661
Other Commercial	70	182	1	-	193	47,105	47,551
Consumer:
Mortgage	5,610	2,244	3,017	-	747	208,949	220,567
Consumer Construction	157	-	-	-	235	33,577	33,969
Indirect Auto	2,504	276	329	21	-	154,388	157,518
Indirect Marine	67	-	114	-	158	36,247	36,586
HELOCs	3,063	640	1,239	845	1,325	280,980	288,092
Credit Card	269	101	397	-	-	21,201	21,968
Other Consumer	1,525	487	556	105	533	101,833	105,039
Total	$18,838	$4,677	$8,843	$4,565	$26,206	$2,903,718	$2,966,847

Nonaccrual loans totaled $19.9 million, $26.2 million, and $32.2 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. There were no nonaccrual loans excluded from impaired loan disclosure in 2013 or 2012. Loans past due 90 days or more and accruing interest totaled $7.3 million, $8.8 million, and $9.1 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively.

The following table shows purchased impaired commercial and consumer loan portfolios, by class and their delinquency status at September 30, 2013 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Real Estate - Owner Occupied	$-	$165	$43	$208
Raw Land and Lots	-	-	2,526	2,526
Single Family Investment Real Estate	-	12	285	297
Consumer:
Indirect Auto	-	-	9	9
HELOCs	-	32	779	811
Other Consumer	41	-	59	100
Total	$41	$209	$3,701	$3,951

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

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, by class, at September 30, 2013 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$24,390	$24,391	$-	$30,979	$559
Commercial Real Estate - Owner Occupied	9,032	9,484	-	9,735	335
Commercial Real Estate - Non-Owner Occupied	9,203	9,290	-	9,430	285
Raw Land and Lots	37,054	37,309	-	38,451	1,074
Single Family Investment Real Estate	4,646	5,039	-	5,493	134
Commercial and Industrial	1,728	1,756	-	1,758	75
Other Commercial	3	3	-	23	-
Consumer:
Mortgage	1,365	1,365	-	1,379	44
Indirect Auto	15	22	-	28	-
Indirect Marine	130	283	-	283	-
HELOCs	1,303	1,459	-	1,632	-
Other Consumer	359	535	-	536	-
Total impaired loans without a specific allowance	$89,228	$90,936	$-	$99,727	$2,506

Loans with a specific allowance
Commercial:
Commercial Construction	$438	$773	$177	$1,154	$7
Commercial Real Estate - Owner Occupied	6,524	6,654	875	6,728	228
Commercial Real Estate - Non-Owner Occupied	1,735	1,783	276	1,805	77
Raw Land and Lots	2,718	3,024	165	3,164	74
Single Family Investment Real Estate	4,157	4,487	707	4,730	110
Commercial and Industrial	8,313	8,747	3,225	9,081	191
Other Commercial	656	668	182	671	7
Consumer:
Mortgage	3,200	3,208	421	3,234	82
Consumer Construction	225	262	23	266	-
Indirect Marine	339	339	182	341	7
HELOCs	1,324	1,398	724	1,638	17
Other Consumer	390	424	104	434	11
Total impaired loans with a specific allowance	$30,019	$31,767	$7,061	$33,246	$811
Total impaired loans	$119,247	$122,703	$7,061	$132,973	$3,317

The following table shows the Company’s impaired loans, by class, at December 31, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$28,212	$28,696	$-	$28,925	$1,237
Commercial Real Estate - Owner Occupied	13,573	13,665	-	14,579	787
Commercial Real Estate - Non-Owner Occupied	14,319	14,398	-	15,482	790
Raw Land and Lots	40,421	40,485	-	43,162	1,538
Single Family Investment Real Estate	5,487	6,185	-	7,031	253
Commercial and Industrial	2,201	2,232	-	2,757	154
Other Commercial	189	189	-	191	11
Consumer:
Mortgage	857	857	-	892	43
Indirect Auto	35	42	-	56	-
Indirect Marine	158	283	-	283	3
HELOCs	1,592	1,748	-	1,802	6
Other Consumer	286	329	-	332	-
Total impaired loans without a specific allowance	$107,330	$109,109	$-	$115,492	$4,822

Loans with a specific allowance
Commercial:
Commercial Construction	$4,057	$4,104	$643	$4,914	$177
Commercial Real Estate - Owner Occupied	4,100	4,239	921	4,300	124
Commercial Real Estate - Non-Owner Occupied	15,084	15,121	848	15,209	851
Raw Land and Lots	10,715	10,953	2,472	11,741	190
Single Family Investment Real Estate	3,341	3,437	711	3,643	147
Commercial and Industrial	4,511	4,728	1,000	4,938	110
Other Commercial	714	722	153	686	33
Consumer:
Mortgage	2,801	2,805	545	2,851	72
Consumer Construction	235	262	106	230	-
HELOCs	1,620	1,687	952	1,897	27
Other Consumer	867	910	273	916	17
Total impaired loans with a specific allowance	$48,045	$48,968	$8,624	$51,325	$1,748
Total impaired loans	$155,375	$158,077	$8,624	$166,817	$6,570

The Company considers troubled debt restructurings (“TDRs”) to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. Included in the impaired loan disclosures above are $47.9 million and $63.5 million of loans considered to be TDRs as of September 30, 2013 and December 31, 2012, respectively. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology.

The following table provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013			December 31, 2012
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	1	$653	$-	5	$4,549	$73
Commercial Real Estate - Owner Occupied	6	5,233	-	11	6,009	-
Commercial Real Estate - Non-Owner Occupied	8	4,530	-	10	13,103	-
Raw Land and Lots	15	20,807	-	13	22,886	-
Single Family Investment Real Estate	13	3,517	-	6	928	-
Commercial and Industrial	5	1,172	-	5	1,041	-
Other Commercial	-	-	-	1	236	-
Consumer:
Mortgage	15	3,123	-	12	2,256	-
Other Consumer	3	252	-	4	460	-
Total performing	66	$39,287	$-	67	$51,468	$73

Nonperforming
Commercial:
Commercial Construction	3	$794	$-	4	4,260	-
Commercial Real Estate - Owner Occupied	5	1,216	-	3	1,079	-
Commercial Real Estate - Non-Owner Occupied	-	-	-	2	514	-
Raw Land and Lots	2	3,987	-	2	4,032	-
Single Family Investment Real Estate	2	406	-	2	427	-
Commercial and Industrial	10	1,216	-	7	1,251	-
Consumer:
Mortgage	2	801	-	1	202	-
Indirect Marine	1	130	-	1	158	-
Other Consumer	1	63	-	1	68	-
Total nonperforming	26	$8,613	$-	23	$11,991	$-

Total performing and nonperforming	92	$47,900	$-	90	$63,459	$73

The Company considers a default of a restructured loan to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three months ended September 30, 2013 and 2012, the Company did not identify any restructured loans that went into default that had been restructured in the twelve-month period prior to the time of default. During the nine months ended September 30, 2013, the Company identified one loan that had been restructured in the prior twelve-month period and then went into default. This loan totaled approximately $43,000 and was a raw land and lot loan which was modified to an interest only loan with a market rate of interest. During the nine months ended September 30, 2012, the Company identified three restructured loans, totaling approximately $1.4 million that went into default that had been restructured in the twelve-month period prior to the time of default. All three loans had a term extension at a market rate.

The following table shows, by class and modification type, TDRs that occurred during the three and nine month periods ended September 30, 2013 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2013		September 30, 2013
	No. of Loans	Recorded investment at period end	No. of Loans	Recorded investment at period end
Modified to interest only, at a market rate
Commercial:
Raw Land and Lots	-	$-	1	$43
Consumer:
Mortgage	1	139	2	738
Total interest only at market rate of interest	1	$139	3	$781

Term modification, at a market rate
Commercial:
Commercial Construction	-	$-	2	$545
Commercial Real Estate - Owner Occupied	1	167	2	1,093
Commercial Real Estate - Non-Owner Occupied	-	-	1	749
Raw Land and Lots	-	-	3	382
Single Family Investment Real Estate	-	-	7	2,499
Commercial and Industrial	-	-	4	613
Consumer:
Mortgage	-	-	2	686
Total loan term extended at a market rate	1	$167	21	$6,567

Term modification, below market rate
Commercial:
Commercial Real Estate - Owner Occupied	-	$-	1	$149
Commercial and Industrial	-	-	1	8
Consumer:
Mortgage	-	-	1	154
Total loan term extended at a below market rate	-	$-	3	$311
Total	2	$306	27	$7,659

The following table shows, by class and modification type, TDRs that occurred during the three month and nine month periods ended September 30, 2012 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2012		September 30, 2012
	No. of Loans	Recorded investment at period end	No. of Loans	Recorded investment at period end
Modified to interest only, at a market rate
Commercial:
Commercial Real Estate - Non-Owner Occupied	-	$-	1	$309
Raw Land and Lots	-	-	3	260
Single Family Investment Real Estate	-	-	2	176
Consumer:
Indirect Marine	-	-	1	283
Total interest only at market rate of interest	-	$-	7	$1,028

Term modification, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	-	$-	3	$1,809
Commercial Real Estate - Non-Owner Occupied	2	720	2	720
Raw Land and Lots	-	-	1	603
Commercial and Industrial	1	115	6	432
Consumer:
Mortgage	-	-	2	472
Other Consumer	-	-	3	282
Total loan term extended at a market rate	3	$835	17	$4,318

Term modification, below market rate
Commercial:
Commercial Real Estate - Owner Occupied	-	$-	4	$654
Raw Land and Lots	1	60	1	60
Consumer:
Other Consumer	1	69	1	69
Total loan term extended at a below market rate	2	$129	6	$783

Interest rate modification, below market rate
Commercial:
Commercial Real Estate - Non-Owner Occupied	-	$-	2	$2,390
Total interest only at below market rate of interest	-	$-	2	$2,390
Total	5	$964	32	$8,519

The following table shows the allowance for loan loss (“ALL”) activity, by portfolio segment, balances for allowance for credit losses, and loans based on impairment methodology for the nine months ended September 30, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$24,821	$10,107	$(12)	$34,916
Recoveries credited to allowance	1,051	841	-	1,892
Loans charged off	(4,775)	(3,006)	-	(7,781)
Provision charged to operations	3,200	1,741	(91)	4,850
Balance, end of period	$24,297	$9,683	$(103)	$33,877

Ending Balance, ALL:
Loans individually evaluated for impairment	$5,607	$1,454	$-	$7,061
Loans collectively evaluated for impairment	18,690	8,229	(103)	26,816
Loans acquired with deteriorated credit quality	-	-	-	-
Total	$24,297	$9,683	$(103)	$33,877

Ending Balance, Loans:
Loans individually evaluated for impairment	$107,566	$7,730	$-	$115,296
Loans collectively evaluated for impairment	2,014,220	868,779	-	2,882,999
Loans acquired with deteriorated credit quality	3,031	920	-	3,951
Total	$2,124,817	$877,429	$-	$3,002,246

The following table shows the allowance for loan loss activity, portfolio segment types, balances for allowance for loan losses, and loans based on impairment methodology for the year ended December 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$27,891	$11,498	$81	$39,470
Recoveries credited to allowance	589	1,122	-	1,711
Loans charged off	(12,852)	(5,613)	-	(18,465)
Provision charged to operations	9,193	3,100	(93)	12,200
Balance, end of period	$24,821	$10,107	$(12)	$34,916

Ending Balance, ALL:
Loans individually evaluated for impairment	$6,626	$1,876	$-	$8,502
Loans collectively evaluated for impairment	18,073	8,231	(12)	26,292
Loans acquired with deteriorated credit quality	122	-	-	122
Total	$24,821	$10,107	$(12)	$34,916

Ending Balance, Loans:
Loans individually evaluated for impairment	$143,330	$7,480	$-	$150,810
Loans collectively evaluated for impairment	1,956,184	855,288	-	2,811,472
Loans acquired with deteriorated credit quality	3,594	971	-	4,565
Total	$2,103,108	$863,739	$-	$2,966,847

The following table shows the allowance for loan loss activity, portfolio segment types, balances for allowance for loan losses, and loans based on impairment methodology for the nine months ended September 30, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$27,891	$11,498	$81	$39,470
Recoveries credited to allowance	490	881	-	1,371
Loans charged off	(5,956)	(3,891)	-	(9,847)
Provision charged to operations	7,301	1,626	(27)	8,900
Balance, end of period	$29,726	$10,114	$54	$39,894

Ending Balance, ALL:
Loans individually evaluated for impairment	$12,197	$1,509	$-	$13,706
Loans collectively evaluated for impairment	17,400	8,605	54	26,059
Loans acquired with deteriorated credit quality	129	-	-	129
Total	$29,726	$10,114	$54	$39,894

Ending Balance, Loans:
Loans individually evaluated for impairment	$163,088	$8,344	$-	$171,432
Loans collectively evaluated for impairment	1,886,021	844,620	-	2,730,641
Loans acquired with deteriorated credit quality	5,431	1,006	-	6,437
Total	$2,054,540	$853,970	$-	$2,908,510

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

The following table shows all loans, excluding purchased impaired loans, in the commercial portfolios by class with their related risk rating current as of September 30, 2013 (dollars in thousands):

	1-3	4	5	6	7	8	Total
Commercial Construction	$14,099	$136,829	$20,173	$27,086	$20,967	$-	$219,154
Commercial Real Estate - Owner Occupied	144,163	329,979	11,605	11,582	10,109	-	507,438
Commercial Real Estate - Non-Owner Occupied	216,461	433,619	23,638	40,555	8,269	-	722,542
Raw Land and Lots	4,631	104,750	6,172	29,319	32,730	-	177,602
Single Family Investment Real Estate	38,253	165,214	10,298	14,917	6,775	-	235,457
Commercial and Industrial	60,381	122,780	6,493	5,808	4,285	5,356	205,103
Other Commercial	18,563	23,019	8,496	3,161	1,200	51	54,490
Total	$496,551	$1,316,190	$86,875	$132,428	$84,335	$5,407	$2,121,786

The following table shows all loans, excluding purchased impaired loans, in the commercial portfolios by class with their related risk rating current as of December 31, 2012 (dollars in thousands):

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

The following table shows only purchased impaired loans in the commercial portfolios by class with their related risk rating and credit quality indicator information current as of September 30, 2013 (dollars in thousands):

	4	5	6	7	8	Total
Commercial Real Estate - Owner Occupied	$-	$-	$-	$208	$-	$208
Raw Land and Lots	-	671	-	1,855	-	2,526
Single Family Investment Real Estate	285	-	-	12	-	297
Total	$285	$671	$-	$2,075	$-	$3,031

The following table shows only purchased impaired loans in the commercial portfolios by class with their related risk rating and credit quality indicator information current as of December 31, 2012 (dollars in thousands):

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

The following shows changes in the Company’s acquired loan portfolio and accretable yield for the following periods (dollars in thousands):

	For the Nine Months Ended				For the Nine Months Ended
	September 30, 2013				September 30, 2012
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$3,147	$4,565	$5,350	$473,283	$5,140	$9,897	$9,010	$663,510
Additions	-	-	-	-	-	-	-	-
Accretion	-	-	(1,570)	-	(55)	-	(2,960)	-
Charge-offs	(54)	(96)	-	(1,002)	(1,602)	(397)	-	(1,551)
Transfers to OREO	-	(201)	-	(207)	-	(2,371)	-	(2,766)
Payments received, net	-	(317)	-	(79,841)	-	(692)	-	(155,947)
Balance at end of period	$3,093	$3,951	$3,780	$392,233	$3,483	$6,437	$6,050	$503,246

4.	INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, trademarks, and goodwill arising from previous acquisitions. The Company has determined that core deposit intangibles and trademarks have a finite life and amortizes them over their estimated useful life. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years, using an accelerated method. The trademark intangible, acquired through previous acquisitions, was amortized over three years using the straight-line method. In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other (“ASC 350”), the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. Based on the annual testing during the second quarter of each year and the absence of impairment indicators subsequent to the evaluation date, the Company has recorded no impairment charges to date for goodwill or intangible assets.

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2013
Amortizable core deposit intangibles	$46,615	$33,715	$12,900
Trademark intangible	1,200	1,200	-

December 31, 2012
Amortizable core deposit intangibles	$46,615	$30,837	$15,778
Trademark intangible	1,200	1,167	33

September 30, 2012
Amortizable core deposit intangibles	$46,615	$29,649	$16,966
Trademark intangible	1,200	1,067	133

Amortization expense of core deposit intangibles for the three and nine months ended September 30, 2013 and 2012 totaled $921,000 and $2.9 million and $1.2 million and $3.7 million, respectively, and for the year ended December 31, 2012 was $4.9 million. Amortization expense of the trademark intangibles for the three and nine months ended September 30, 2013 and 2012 was $0 and $33,000 and $100,000 and $300,000, respectively, and for the year ended December 31, 2012 was $400,000. As of September 30, 2013, the estimated remaining amortization expense of core deposit intangibles is as follows (dollars in thousands):

For the remaining three months of 2013	$919
For the year ending December 31, 2014	2,898
For the year ending December 31, 2015	2,463
For the year ending December 31, 2016	1,862
For the year ending December 31, 2017	1,437
For the year ending December 31, 2018	906
Thereafter	2,415
$12,900

5.	BORROWINGS

Short-term Borrowings

Total short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Also included in total short-term borrowings are federal funds purchased, which are secured overnight borrowings from other financial institutions, and short-term FHLB advances. Total short-term borrowings consist of the following as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30,	December 31,
	2013	2012
Securities sold under agreements to repurchase	$79,202	$54,270
Other short-term borrowings	72,000	78,000
Total short-term borrowings	$151,202	$132,270

Maximum month-end outstanding balance	$151,202	$154,116
Average outstanding balance during the period	104,364	91,993
Average interest rate during the period	0.30%	0.31%
Average interest rate at end of period	0.28%	0.28%

Other short-term borrowings:
Federal Funds purchased	$37,000	$38,000
FHLB	$35,000	$40,000

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $88.0 million and $87.0 million at September 30, 2013 and December 31, 2012, respectively. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $808.4 million and $802.2 million at September 30, 2013 and December 31, 2012, respectively.

Long-term Borrowings

In connection with two bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Principal	Investment(1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	3.00%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	1.65%	6/15/2036
Total	$58,500,000

(1) reported as 'Other Assets' within the Consolidated Balance Sheets

As part of a prior acquisition, the Company assumed subordinated debt with terms of LIBOR plus 1.45% and a maturity date of April 2016. At September 30, 2013, the carrying value of the subordinated debt, net of the purchase accounting discount, was $16.2 million.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s consolidated balance sheet. In accordance with ASC 470-50, Modifications and Extinguishments, the Company will amortize this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings in the Company’s consolidated income statement. Amortization expense for the three and nine months ended September 30, 2013 was $441,000 and $1.3 million, respectively, and $0 for both three and nine months ended September 30, 2012.

As of September 30, 2013, the advances from the FHLB consist of the following (dollars in thousands):

Long Term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Conversion Date	Option Frequency	Advance Amount
Adjustable Rate Credit	0.44%	0.69%	8/23/2022	n/a	n/a	$55,000
Adjustable Rate Credit	0.45%	0.70%	11/23/2022	n/a	n/a	65,000
Adjustable Rate Credit	0.45%	0.70%	11/23/2022	n/a	n/a	10,000
Adjustable Rate Credit	0.45%	0.70%	11/23/2022	n/a	n/a	10,000
						$140,000

As of December 31, 2012, the advances from the FHLB consisted of the following (dollars in thousands):

Long Term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Conversion Date	Option Frequency	Advance Amount
Adjustable Rate Credit	0.44%	0.75%	8/23/2022	n/a	n/a	$55,000
Adjustable Rate Credit	0.45%	0.76%	11/23/2022	n/a	n/a	65,000
Adjustable Rate Credit	0.45%	0.76%	11/23/2022	n/a	n/a	10,000
Adjustable Rate Credit	0.45%	0.76%	11/23/2022	n/a	n/a	10,000
						$140,000

The carrying value of the loans and securities pledged as collateral for FHLB advances totaled $1.1 billion and $1.0 billion as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Subordinated Debt	FHLB Advances	Prepayment Penalty	Total Long-term Borrowings
Remaining three months in 2013	$-	$-	$(444)	$(444)
2014	-	-	(1,787)	(1,787)
2015	-	-	(1,831)	(1,831)
2016	16,237	-	(1,882)	14,355
2017	-	-	(1,923)	(1,923)
2018	-	-	(1,969)	(1,969)
Thereafter	-	140,000	(7,918)	132,082
Total long-term borrowings	$16,237	$140,000	$(17,754)	$138,483

6.	COMMITMENTS AND CONTINGENCIES

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

Litigation Relating to the StellarOne Acquisition

In a joint press release issued on June 10, 2013, the Company announced the signing of a definitive merger agreement for the acquisition of StellarOne Corporation (“StellarOne”). The Company expects to close the merger on or around January 1, 2014, subject to customary closing conditions, including shareholder approval. On June 14, 2013, Jaclyn Crescente, individually and on behalf of all other StellarOne shareholders, filed a class action complaint against StellarOne, its current directors, StellarOne Bank, and the Company, in the U.S. District Court for the Western District of Virginia, Charlottesville Division (Case No. 3:13-cv-00021-NKM). The complaint alleges that the StellarOne directors breached their fiduciary duties by approving the merger with the Company and that the Company aided and abetted in such breaches of duty. The complaint seeks, among other things, an order enjoining the defendants from proceeding with or consummating the merger, as well as other equitable relief and/or money damages in the event that the transaction is completed. StellarOne and the Company believe that the claims are without merit.

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

Union Mortgage Group, Inc., a wholly owned subsidiary of the Bank, uses rate lock commitments during the origination process and for loans held for sale. These commitments to sell loans are designed to mitigate the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale. At September 30, 2013, the Company held approximately $1.9 million of the loans available for sale in which the related rate lock commitment had expired; accordingly, a valuation adjustment of $120,000 was recorded to properly reflect the lower of cost or market value of these loans. This valuation adjustment was recorded within the mortgage segment; there was no valuation adjustment recorded in the prior year.

The following table presents the balances of commitments and contingencies (dollars in thousands):

	September 30,	December 31,
	2013	2012
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$933,081	$844,766
Standby letters of credit	55,949	45,536
Mortgage loan rate lock commitments	77,053	133,326
Total commitments with off-balance sheet risk	$1,066,083	$1,023,628
Commitments with balance sheet risk:
Loans held for sale	$58,179	$167,698
Total other commitments	$1,124,262	$1,191,326

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended September 30, 2013 and December 31, 2012, the aggregate amount of daily average required reserves was approximately $15.4 million and $14.2 million, respectively.

The Company has approximately $8.6 million in deposits in other financial institutions, of which $3.4 million serves as collateral for the trust swap further discussed in Note 7 “Derivatives.” The Dodd-Frank Act, which was signed into law on July 21, 2010, provided unlimited deposit insurance coverage for transaction accounts, but such provision expired on December 31, 2012. As of January 1, 2013, the deposit insurance coverage for transaction accounts is up to at least $250,000. The Company had approximately $4.5 million in deposits in other financial institutions that were uninsured at September 30, 2013. On an annual basis, the Company’s management evaluates the loss risk of its uninsured deposits in financial counter-parties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 7 “Derivatives” in these “Notes to the Consolidated Financial Statements” for additional information.

Union Mortgage Group, Inc. has identified errors with respect to Truth in Lending Act disclosures made to certain customers during the period from November 2011 through August 2013 in connection with certain loans originated pursuant to insured loan programs administered by the United States Department of Agriculture and Federal Housing Administration.  These disclosure errors understated to the borrowers the amount of mortgage insurance premiums that were required to be assessed over the life of the loans under guidelines enacted by these loan programs.  The Company has, however, taken certain remedial action with respect to the affected borrowers to address the disclosure errors as permitted under applicable law. Virtually all of these loans were sold to third parties prior to the identification of the errors.  Under the terms of the purchase agreements entered into in connection with the sale of such loans, amongst other remedies, these third parties have the right to require the Company to repurchase any such loans because of the errors. The Company is in the process of assessing whether these errors will have an impact on its financial statements and has concluded that not all of the relevant facts are available in order to reasonably estimate potential liability, if any. In the ordinary course of business, the Company records an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates. As of September 30, 2013 and December 31, 2012, the Company’s indemnification reserve was $564,000 and $446,000, respectively.

7.	DERIVATIVES

During the second quarter of 2010, the Company entered into an interest rate swap agreement (the “trust swap”) as part of the management of interest rate risk. The Company designated the trust swap as a cash flow hedge intended to protect against the variability of cash flows associated with the aforementioned Statutory Trust II preferred capital securities. The trust swap hedges the interest rate risk, wherein the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 3.51% to the same counterparty calculated on a notional amount of $36.0 million. The term of the trust swap is six years with a fixed rate that started June 15, 2011. The trust swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. At September 30, 2013, the Company pledged $3.4 million of cash as collateral for the trust swap.

During the third quarter of 2013, the Company entered into eight interest rate swap agreements (the “prime loan swaps”) as part of the management of interest rate risk. The Company designated the prime loan swaps as cash flow hedges intended to protect the Company against the variability in the expected future cash flows on the designated variable rate loan products. The prime loan swaps hedge the underlying cash flows, wherein the Company receives a fixed interest rate ranging from 4.71% to 6.09% from counterparty and pays interest based on the Wall Street Journal prime index, with a spread of up to 1%, to the same counterparty calculated on a notional amount of $100.0 million. Four of the eight prime loan swaps contain floor rates ranging from 4.00% to 5.00%. The term of the prime loan swaps is six years with a fixed rate that started September 17, 2013. The prime loan swaps were entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provision protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. At September 30, 2013, the Company pledged securities with a market value of $5.8 million as collateral for the prime loan swaps.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815, Derivatives and Hedging, the Company has designated the previously discussed derivatives as cash flow hedges, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedges are deemed to be effective. At September 30, 2013, the fair value of the Company’s cash flow hedges was an unrealized loss of $2.7 million, the amount the Company would have expected to pay if the contract was terminated. The below asset and liability are recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

Shown below is a summary of the derivatives designated as cash flow hedges at September 30, 2013 and December 31, 2012 (dollars in thousands):

		Notional			Receive		Pay		Life
	Positions	Amount	Asset	Liability	Rate		Rate		(Years)
As of September 30, 2013
Pay fixed - receive floating interest rate swaps	1	$36,000	$-	$3,336	0.25%		3.51%		3.71

Receive fixed - pay floating interest rate swaps	8	$100,000	$672	$-	5.17	%*	3.89	%*	5.97

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2012
Pay fixed - receive floating interest rate swaps	1	$36,000	$-	$4,489	0.31%	3.51%	4.46

*This receive rate is a weighted average rate for the 8 loan swaps that have a receive rate range from 4.71% to 6.09%. The pay rate is a weighted average rate taking into consideration the floor rates discussed above.

During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values reported in other assets and other liabilities. Shown below is a summary regarding loan swap derivative activities at September 30, 2013 and December 31, 2012 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of September 30, 2013
Receive fixed - pay floating interest rate swaps	1	$724	$21	$-	4.58%	2.93%	8.84
Pay fixed - receive floating interest rate swaps	1	$724	$-	$21	2.93%	4.58%	8.84

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2012
Receive fixed - pay floating interest rate swaps	1	$744	$18	$-	4.58%	2.96%	9.59
Pay fixed - receive floating interest rate swaps	1	$744	$-	$18	2.96%	4.58%	9.59

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 are summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (losses) on Securities	Change in FV of Cash Flow Hedge	Total
Balance - June 30, 2013	$2,719	$(3,354)	$(635)
Other comprehensive income (loss)	(393)	454	61
Reclassification adjustment for losses included in net income	(3)	-	(3)
Net current period other comprehensive income (loss)	(396)	454	58
Balance - September 30, 2013	$2,323	$(2,900)	$(577)

	Unrealized Gains (losses) on Securities	Change in FV of Cash Flow Hedge	Total
Balance - December 31, 2012	$14,573	$(4,489)	$10,084
Other comprehensive income (loss)	(12,220)	1,589	(10,631)
Reclassification adjustment for losses included in net income	(30)	-	(30)
Net current period other comprehensive income (loss)	(12,250)	1,589	(10,661)
Balance - September 30, 2013	$2,323	$(2,900)	$(577)

The change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2012 are summarized as follows net of tax (dollars in thousands):

	Unrealized Gains (losses) on Securities	Change in FV of Cash Flow Hedge	Total
Balance - June 30, 2012	$15,593	$(4,583)	$11,010
Other comprehensive income (loss)	2,175	(202)	1,973
Reclassification adjustment for losses included in net income	1	-	1
Net current period other comprehensive income (loss)	2,176	(202)	1,974
Balance - September 30, 2012	$17,769	$(4,785)	$12,984

	Unrealized Gains (losses) on Securities	Change in FV of Cash Flow Hedge	Total
Balance - December 31, 2011	$13,943	$(4,293)	$9,650
Other comprehensive income (loss)	3,829	(492)	3,337
Reclassification adjustment for losses included in net income	(3)	-	(3)
Net current period other comprehensive income (loss)	3,826	(492)	3,334
Balance - September 30, 2012	$17,769	$(4,785)	$12,984

Reclassifications of unrealized gains (losses) on available-for-sale (“AFS”) securities are reported in the income statement as "Gains on securities transactions, net" with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported gains of $5,000 and $47,000 for the three and nine months ended September 30, 2013, respectively, and a loss of $1,000 and a gain of $4,000 for the three and nine months ended September 30, 2012, respectively, related to gains/losses on the sale of securities. The tax effect of these transactions during the three and nine months ended September 30, 2013 and 2012 was $2,000 and $17,000 and $0 and $1,000, respectively, which were included as a component of income tax expense.

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

Derivative instruments

As discussed in Note 7 “Derivatives,” the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

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

The Company uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during our validation as of September 30, 2013 and December 31, 2012.

The carrying value of restricted Federal Reserve Bank of Richmond and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Fair Value Measurements at September 30, 2013 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap - loans	$-	$21	$-	$21
Cash flow hedge - prime loan swap	-	672	-	672
Securities available for sale:
U.S. government and agency securities	-	2,631	-	2,631
Obligations of states and political subdivisions	-	237,241	-	237,241
Corporate and other bonds	-	5,544	-	5,544
Mortgage-backed securities	-	340,425	-	340,425
Other securities	-	3,596	-	3,596
LIABILITIES
Interest rate swap - loans	$-	$21	$-	$21
Cash flow hedge - trust preferred	-	3,336	-	3,336

	Fair Value Measurements at December 31, 2012 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap - loans	$-	$18	$-	$18
Securities available for sale:
U.S. government and agency securities	-	2,849	-	2,849
Obligations of states and political subdivisions	-	229,778	-	229,778
Corporate and other bonds	-	7,212	-	7,212
Mortgage-backed securities	-	342,174	-	342,174
Other securities	-	3,369	-	3,369
LIABILITIES
Interest rate swap - loans	$-	$18	$-	$18
Cash flow hedge - trust preferred	-	4,489	-	4,489

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. Nonrecurring fair value adjustments of $363,000 and $0 were recorded on loans held for sale during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. Gains and losses on the sale of loans are recorded within income from the mortgage segment on the Consolidated Statements of Income.

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other real estate owned (“OREO”)

Fair values of OREO are carried at the lower of either carrying value or fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. Total valuation expenses related to OREO properties for the nine months ended September 30, 2013 and September 30, 2012 were $491,000 and $0, respectively, and for the year ended December 31, 2012 were $301,000.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Fair Value Measurements at September 30, 2013 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$58,179	$-	$58,179
Impaired loans	-	-	13,934	13,934
Other real estate owned	-	-	35,709	35,709

	Fair Value Measurements at December 31, 2012 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$167,698	$-	$167,698
Impaired loans	-	-	30,104	30,104
Other real estate owned	-	-	32,834	32,834

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2013 (dollars in thousands):

	Fair Value Measurements at September 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
ASSETS
Commercial Construction	$102	Market comparables	Discount applied to market comparables (1)	0%
Commercial Real Estate - Owner Occupied	4,120	Market comparables	Discount applied to market comparables (1)	36%
Raw Land and Lots	1,750	Market comparables	Discount applied to market comparables (1)	6%
Single Family Investment Real Estate	1,892	Market comparables	Discount applied to market comparables (1)	5%
Commercial and Industrial	4,148	Market comparables	Discount applied to market comparables (1)	48%
Other (2)	1,922	Market comparables	Discount applied to market comparables (1)	16%
Total Impaired Loans	13,934

Other real estate owned	35,709	Market comparables	Discount applied to market comparables (1)	32%
Total	$49,643

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2013 and December 31, 2012, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2013 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$75,082	$75,082	$-	$-	$75,082
Securities available for sale	589,437	-	589,437	-	589,437
Restricted stock	19,531	-	19,531	-	19,531
Loans held for sale	58,179	-	58,179	-	58,179
Net loans	2,968,369	-	-	2,986,177	2,986,177
Cash flow hedge - prime loan swap	672	-	672	-	672
Interest rate swap - loans	21	-	21	-	21
Accrued interest receivable	14,221	-	14,221	-	14,221

LIABILITIES
Deposits	$3,224,925	$-	$3,229,448	$-	$3,229,448
Borrowings	349,995	-	330,175	-	330,175
Accrued interest payable	954	-	954	-	954
Cash flow hedge - trust preferred	3,336	-	3,336	-	3,336
Interest rate swap - loans	21	-	21	-	21

		Fair Value Measurements at December 31, 2012 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$82,902	$82,902	$-	$-	$82,902
Securities available for sale	585,382	-	585,382	-	585,382
Restricted stock	20,687	-	20,687	-	20,687
Loans held for sale	167,698	-	167,698	-	167,698
Net loans	2,931,931	-	-	2,956,339	2,956,339
Interest rate swap - loans	18	-	18	-	18
Accrued interest receivable	19,663	-	19,663	-	19,663

LIABILITIES
Deposits	$3,297,767	$-	$3,309,149	$-	$3,309,149
Borrowings	329,395	-	309,019	-	309,019
Accrued interest payable	1,414	-	1,414	-	1,414
Cash flow hedge – trust preferred	4,489	-	4,489	-	4,489
Interest rate swap - loans	18	-	18	-	18

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

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) provides for the granting of incentive stock options, non-statutory stock options, and nonvested stock awards to key employees of the Company and its subsidiaries. The 2011 Plan authorizes shares, which may be awarded to employees of the Company and its subsidiaries in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date. A stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of 20% over a five year vesting schedule. The Company issues new shares to satisfy stock-based awards. The following table summarizes the shares available in the plan as of September 30, 2013:

2011 Plan
Beginning Authorization	1,000,000
Granted	(387,594)
Expired, forfeited, or cancelled	26,857
Remaining available for grant	639,263

For the three month and nine month periods ended September 30, 2013 and 2012, respectively, the Company recognized stock-based compensation expense of approximately $297,000 and $622,000 ($236,000 and $505,000, net of tax), respectively, and $324,000 and $938,000 ($242,000 and $707,000, net of tax), respectively. These expenses were approximately $0.01 per common share for the quarter ended September 30, 2013, and approximately $0.02 for the nine months ended September 30, 2013. Stock based compensation expense was $0.01 and $0.04 for the three and nine month periods, respectively, ended September 30, 2012.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2013:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2012	500,578	$16.92
Exercised	(16,845)	15.94
Expired	(44,888)	18.80
Options outstanding, September 30, 2013	438,845	16.76
Options exercisable, September 30, 2013	236,803	19.11

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. No options have been granted since February of 2012:

	Nine Months Ended September 30,
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

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of September 30, 2013:

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	438,845	236,803
Weighted average remaining contractual life in years	5.92	4.37
Weighted average exercise price on shares above water	$15.16	$16.44
Aggregate intrinsic value	$3,063,866	$1,212,833

Nonvested Stock

The 2011 Plan permits the granting of nonvested stock but are limited to one-third of the aggregate number of total awards granted. This equity component of compensation is divided between restricted (time-based) stock grants and performance-based stock grants. Generally, the restricted stock vests 50% on each of the third and fourth anniversaries from the date of the grant. The performance-based stock is subject to vesting based on achieving certain performance metrics; the grant of performance-based stock is subject to approval by the Company’s Compensation Committee in its sole discretion. The value of the nonvested stock awards was calculated by multiplying the fair market value of the Company’s common stock on grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends (restricted stock), if any, except for the nonvested stock under the performance-based component (performance stock).

The following table summarizes the nonvested stock activity for the nine months ended September 30, 2013:

	Number of Shares of Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2012	187,700	$13.15
Granted	126,172	18.80
Vested	(12,119)	14.01
Forfeited	(30,850)	15.22
Balance, September 30, 2013	270,903	16.28

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of September 30, 2013 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining three months of 2013	$82	$21	$103
For year ending December 31, 2014	315	978	1,293
For year ending December 31, 2015	241	721	962
For year ending December 31, 2016	143	342	485
For year ending December 31, 2017	27	44	71
Total	$808	$2,106	$2,914

11.	EARNINGS PER SHARE

Basic earnings per common share (“EPS”) was computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards. There were approximately 200,787 and 594,946 shares underlying anti-dilutive stock awards as of September 30, 2013 and 2012, respectively.

The following is a reconcilement of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2013 and 2012 (dollars and shares in thousands, except per share amounts):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended September 30, 2013
Net income, basic	$7,946	24,895	$0.32
Add: potentially dilutive common shares - stock awards	-	68	-
Diluted	$7,946	24,963	$0.32

For the Three Months ended September 30, 2012
Net income, basic	$9,626	25,881	$0.37
Add: potentially dilutive common shares - stock awards	-	27	-
Diluted	$9,626	25,908	$0.37

For the Nine Months ended September 30, 2013
Net income, basic	$26,392	24,987	$1.06
Add: potentially dilutive common shares - stock awards	-	44	-
Diluted	$26,392	25,031	$1.06

For the Nine Months ended September 30, 2012
Net income, basic	$25,969	25,893	$1.00
Add: potentially dilutive common shares - stock awards	-	28	-
Diluted	$25,969	25,921	$1.00

12.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank and a mortgage loan origination business. The community bank business for 2013 includes one subsidiary bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 90 retail locations in Virginia. The mortgage segment includes one mortgage company, which provides a variety of mortgage loan products principally in Virginia, North Carolina, South Carolina, Maryland, and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which serves to mitigate the Company’s exposure to interest rate risk.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for three and nine months ended September 30, 2013 and 2012 is as follows (dollars in thousands):

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

SEGMENT FINANCIAL INFORMATION

(Dollars in thousands)

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended September 30, 2013
Net interest income	$37,465	$393	$-	$37,858
Provision for loan losses	1,800	-	-	1,800
Net interest income after provision for loan losses	35,665	393	-	36,058
Noninterest income	7,322	2,062	(168)	9,216
Noninterest expenses	29,904	4,396	(168)	34,132
Income before income taxes	13,083	(1,941)	-	11,142
Income tax expense	3,902	(706)	-	3,196
Net income	$9,181	$(1,235)	$-	$7,946
Total assets	$4,041,661	$69,010	$(63,563)	$4,047,108
Three Months Ended September 30, 2012
Net interest income	$38,428	$334	$-	$38,762
Provision for loan losses	2,400	-	-	2,400
Net interest income after provision for loan losses	36,028	334	-	36,362
Noninterest income	5,863	4,756	(117)	10,502
Noninterest expenses	29,709	3,676	(117)	33,268
Income before income taxes	12,182	1,414	-	13,596
Income tax expense	3,415	555	-	3,970
Net income	$8,767	$859	$-	$9,626
Total assets	$4,020,661	$154,181	$(146,649)	$4,028,193
Nine Months Ended September 30, 2013
Net interest income	$111,612	$1,402	$-	$113,014
Provision for loan losses	4,850	-	-	4,850
Net interest income after provision for loan losses	106,762	1,402	-	108,164
Noninterest income	20,266	10,586	(503)	30,349
Noninterest expenses	89,242	13,176	(503)	101,915
Income before income taxes	37,786	(1,188)	-	36,598
Income tax expense	10,633	(427)	-	10,206
Net income	$27,153	$(761)	$-	$26,392
Total assets	$4,041,661	$69,010	$(63,563)	$4,047,108
Nine Months Ended September 30, 2012
Net interest income	$114,258	$938	$-	$115,196
Provision for loan losses	8,900	-	-	8,900
Net interest income after provision for loan losses	105,358	938	-	106,296
Noninterest income	18,228	11,356	(352)	29,232
Noninterest expenses	89,780	9,715	(352)	99,143
Income before income taxes	33,806	2,579	-	36,385
Income tax expense	9,400	1,016	-	10,416
Net income	$24,406	$1,563	$-	$25,969
Total assets	$4,020,661	$154,181	$(146,649)	$4,028,193

13.	OTHER OPERATING EXPENSES

The following table presents the consolidated statement of income line “Other Operating Expenses” broken into greater detail for the three and nine months ended September 30, 2013 and 2012, respectively (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Printing, postage, and supplies	$652	$814	$2,258	$2,020
Communications expense	698	783	2,070	2,246
Technology and data processing	2,013	1,744	5,778	5,569
Professional services	795	850	2,183	2,284
Marketing and advertising expense	1,017	1,241	3,177	4,131
FDIC assessment premiums and other insurance	759	593	2,305	1,912
Other taxes	796	746	2,394	2,262
Loan related expenses	906	489	1,995	1,646
OREO and credit-related expenses(1)	1,601	1,035	3,159	3,273
Amortization of core deposit premiums	921	1,313	2,912	4,048
Acquisition and conversion costs	473	-	1,393	-
Other expenses	1,600	1,473	5,308	4,284
Total other operating expenses	$12,231	$11,081	$34,932	$33,675

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have reviewed the accompanying consolidated balance sheets of Union First Market Bankshares Corporation and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2013 and 2012, and the related consolidated changes in stockholders' equity and cash flows for the nine month period ended September 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union First Market Bankshares Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

November 7, 2013

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union First Market Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2012. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and nine month periods ended September 30, 2013 and 2012 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events.  Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic and bank industry conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, the stock and bond markets, accounting standards or interpretations of existing standards, technology, consumer spending and savings habits, and mergers and acquisitions, including merger integration risk in connection with the Company’s pending merger with StellarOne Corporation such as potential deposit attrition, higher than expected costs, customer loss and business disruption associated with the integration of StellarOne Corporation, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters. More information is available on the Company’s website, http://investors.bankatunion.com and on the Securities and Exchange Commission’s website, www.sec.gov. The information on the Company’s website is not a part of this Form 10-Q. The Company does not intend or assume any obligation to update or revise any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, mergers and acquisitions, and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of the Form 10-K for the year ended December 31, 2012.

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

Specific Reserve Component - The specific reserve component relates to impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Upon being identified as impaired, for loans not considered to be collateral dependent, an allowance is established when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. Impaired loans under $500,000 are aggregated based on similar risk characteristics. The level of credit impairment within the pool(s) is determined based on historical loss factors for loans with similar risk characteristics, taking into consideration environmental factors specifically related to the underlying pool. The impairment of collateral dependent loans is measured based on the fair value of the underlying collateral (based on independent appraisals), less selling costs, compared to the carrying value of the loan. If the Company determines that the value of an impaired collateral dependent loan is less than the recorded investment in the loan, it either recognizes an impairment reserve as a specific component to be provided for in the allowance for loan losses or charge-off the deficiency if it is determined that such amount represents a confirmed loss. Typically, a loss is confirmed when the Company is moving towards foreclosure (or final disposition) of the underlying collateral or when there is a payment default of 180 days, whichever occurs first.

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

General Reserve Component - The general reserve component covers non-impaired loans and is derived from an estimate of credit losses adjusted for various environmental factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the product of net charge-off historical loss experience to the loan balance of the loan portfolio averaged during the preceding twelve quarters, as management has determined this to adequately reflect the losses inherent in the loan portfolio. The environmental factors consist of national, local, and portfolio characteristics and are applied to both the commercial and consumer segments. The following table shows the types of environmental factors management considers:

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
Charge-off levels in portfolio
Credit concentrations / nature and volume of the portfolio

Unallocated Component – This component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At September 30, 2013, there were no material amounts considered unallocated as part of the allowance for loan losses.

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

Business combinations are accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. If they are necessary to implement its plan to exit an activity of an acquiree, costs that the Company expects, but is not obligated, to incur in the future are not liabilities at the acquisition date, nor are costs to terminate the employment of or relocate an acquiree’s employees. The Company does not recognize these costs as part of applying the acquisition method. Instead, the Company recognizes these costs as expenses in its post-combination financial statements in accordance with other applicable GAAP.

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

RESULTS OF OPERATIONS

Executive Overview

•	The Company reported net income of $7.9 million and earnings per share of $0.32 for its third quarter ended September 30, 2013. Excluding after-tax acquisition-related costs of $471,000, operating earnings(1) for the quarter were $8.4 million and operating earnings per share(1) were $0.34. The Company’s community banking segment reported operating net income(1) of $9.7 million (or $0.39 per share), an increase of $885,000 (or $0.05 per share) from the same quarter in the prior year. The Company’s mortgage segment reported a net loss of $1.2 million (or $0.05 per share), a decrease of $1.5 million (or $0.06 per share) and $2.1 million (or $0.08 per share) from the prior quarter and the same quarter in the prior year, respectively.
•	On June 10, 2013, the Company and StellarOne Corporation (“StellarOne”) announced the signing of a definitive merger agreement, pursuant to which the Company will acquire StellarOne, creating the largest community banking institution in the Commonwealth of Virginia. The Company will retain its name, and its corporate headquarters will remain in Richmond. Under the terms of the agreement, common shareholders of StellarOne will receive 0.9739 shares of the Company’s common stock for each share of StellarOne. The companies expect to consummate the transaction on or around January 1, 2014, subject to customary closing conditions, including regulatory and shareholder approvals. On August 15, 2013, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 to register the shares of its common stock that will be issued in the merger and to provide information about the merger in connection with the solicitation of the approval of the merger by the respective shareholders of the Company and StellarOne. The Form S-4 was declared effective by the Securities and Exchange Commission on October 22, 2013, and the definitive proxy statement/prospectus was mailed to shareholders of the Company and StellarOne on or about October 25, 2013. On October 11, 2013, the Company received regulatory approval from the Federal Reserve Bank of Richmond and from the Virginia State Corporation Commission to move forward with its acquisition of StellarOne.

Third Quarter 2013 Compared to Third Quarter 2012

•	The quarterly results represent a decrease of $1.2 million, or 12.6%, in operating earnings(1) from the same quarter of the prior year. Operating earnings(1) per share of $0.34 for the current quarter decreased $0.03, or 8.1%, from the prior year’s third quarter.
•	Operating Return on Average Equity(1) (“ROE”) decreased to 7.74% for the quarter ended September 30, 2013 compared to operating ROE(1) of 8.70% for the same quarter of the prior year. Including current quarter acquisition-related costs, ROE was 7.31%. The operating ROE(1) of the community bank segment was 9.08% compared to 8.06% at September 30, 2012.
•	Operating Return on Average Assets(1) (“ROA”) decreased to 0.83% for the quarter ended September 30, 2013 compared to operating ROA(1) of 0.96% for the same quarter of the prior year. Including current quarter acquisition-related costs, ROA was 0.78%. The operating ROA(1) of the community bank segment was 0.95% compared to 0.87% at September 30, 2012.
•	Operating efficiency ratio(1) of 69.56% increased 344 basis points when compared to the same quarter of the prior year. The operating efficiency ratio(1) of the community bank segment was 63.84%, compared to 65.52% at September 30, 2012.
•	Credit quality metrics continued to improve as nonperforming assets (“NPAs”) and the ratio of NPAs compared to total loans declined from the same quarter last year.
•	Loan demand continued to improve with an increase in average loans outstanding of $123.5 million, or 4.3%, since September 30, 2012.
•	Cash dividends declared during the second quarter were $0.14 per share. The dividend amount is a 40% increase over the dividend rate for the same quarter last year.

Third Quarter 2013 Compared to Second Quarter 2013

•	The linked quarter results represent a decrease of $2.0 million, or 18.9%, in operating earnings(1) from the second quarter. Operating earnings(1) per share of $0.34 for the current quarter decreased $0.08, or 19.0%, from the second quarter.
•	The Company’s community banking segment reported operating net income(1) of $9.7 million (or $0.39 per share), a decrease of $436,000 (or $0.02 per share) from the prior quarter.
•	Operating ROE(1) decreased to 7.74% for the quarter ended September 30, 2013 compared to operating ROE(1) of 9.58% for the second quarter of 2013. Including current quarter acquisition-related costs, ROE was 7.31%. The operating ROE(1) of the community bank segment was 9.08% compared to the prior quarter of 9.52%.
•	Operating ROA(1) decreased to 0.83% for the quarter ended September 30, 2013 compared to operating ROA(1) of 1.03% for the second quarter of 2013. Including current quarter acquisition-related costs, ROA was 0.78%. The operating ROA(1) of the community bank segment was 0.95% compared to the prior quarter of 1.01%.
•	Operating efficiency ratio(1) of 69.56% increased 283 basis points when compared to the prior quarter. The operating efficiency ratio(1) of the community bank segment was 63.84%, compared to the prior quarter of 64.09%.
•	Tax-equivalent net interest income was $39.2 million, an increase of $476,000, or 1.2%, from the second quarter of 2013. The third quarter tax-equivalent net interest margin increased by 2 basis points to 4.20% from 4.18% in the previous quarter.
•	Noninterest income decreased $2.1 million, or 18.4%, to $9.2 million from $11.3 million in the second quarter. Excluding mortgage segment operations, noninterest income increased $524,000, or 7.7%.
•	Noninterest expense decreased $151,000, or 0.4%, to $34.1 million from $34.3 million when compared to the second quarter. Excluding mortgage segment operations and acquisition-related costs, noninterest expense increased $557,000, or 1.9%, compared to the second quarter.
•	During the quarter, the Company added almost 1,000 net new core household accounts consistent with growth in the prior quarter and the 4.4% annualized growth rate in 2012.

Year to Date 2013 Compared to 2012

•	Year to date results represent an increase of $1.8 million, or 7.0%, in operating earnings(1) from the prior year. Operating earnings(1) per share of $1.11 for the current year increased $0.11, or 11.0%, from the prior year.
•	The Company’s community banking segment reported operating net income(1) of $28.5 million (or $1.14 per share), an increase of $4.1 million (or $0.20 per share) from the prior year.
•	Operating ROE(1) increased to 8.55% for the nine months ended September 30, 2013 compared to operating ROE(1) of 8.03% for the same period of 2012. Including current year acquisition-related costs, ROE was 8.12%. The operating ROE(1) of the community bank segment was 8.98% compared to the prior year of 7.67%.
•	Operating ROA(1) increased to 0.92% for the nine months ended September 30, 2013 compared to operating ROA(1) of 0.88% for the same period of 2012. Including current year acquisition-related costs, ROA was 0.87%. The operating ROA(1) of the community bank segment was 0.95% compared to the prior year of 0.83%.
•	Operating efficiency ratio(1) of 68.28% increased 109 basis points when compared to the prior year. The operating efficiency ratio(1) of the community bank segment was 64.72%, compared to the prior year of 66.20%.
•	Tax-equivalent net interest income was $116.9 million, a decrease of $1.4 million, or 1.2%, when compared to the same period last year. The tax-equivalent net interest margin decreased by 16 basis points to 4.20% from 4.36% in the prior year.
•	Noninterest income increased $1.1 million, or 3.8%, to $30.3 million, from $29.2 million a year ago. Excluding mortgage segment operations, noninterest income increased $2.0 million, or 11.2%, from the same period a year ago.
•	Noninterest expense increased $2.8 million, or 2.8%, to $101.9 million, from $99.1 million a year ago. Excluding mortgage segment operations and acquisition-related costs, which were $1.4 million during 2013, noninterest expense declined $1.9 million, or 2.2%, compared to the same period in 2012.

(1)For a reconciliation of the non-GAAP measures operating earnings, ROA, ROE, EPS, and efficiency ratio, see “NON-GAAP MEASURES” included in this Item 2.

NET INTEREST INCOME

	For the Three Months Ended
	Dollars in thousands
	09/30/13	06/30/13	Change		09/30/12	Change

Average interest-earning assets	$3,703,449	$3,713,392	$(9,943)		$3,671,398	$32,051
Interest income (FTE)	$44,157	$43,981	$176		$46,555	$(2,398)
Yield on interest-earning assets	4.73%	4.75%	(2	)bps	5.04%	(31	)bps
Average interest-bearing liabilities	$2,892,957	$2,907,523	$(14,566)		$2,925,322	$(32,365)
Interest expense	$4,983	$5,283	$(300)		$6,741	$(1,758)
Cost of interest-bearing liabilities	0.68%	0.73%	(5	)bps	0.92%	(24	)bps
Cost of funds	0.53%	0.57%	(4	)bps	0.73%	(20	)bps
Net Interest Income (FTE)	$39,174	$38,698	$476		$39,814	$(640)
Net Interest Margin (FTE)	4.20%	4.18%	2	bps	4.31%	(11	)bps
Core Net Interest Margin (FTE) (1)	4.16%	4.14%	2	bps	4.23%	(7	)bps

(1) Core net interest margin (FTE) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

On a linked quarter basis, tax-equivalent net interest income was $39.2 million, an increase of $476,000, or 1.2%, from the second quarter of 2013. The third quarter tax-equivalent net interest margin increased by 2 basis points to 4.20% from 4.18% in the previous quarter. The increase in net interest margin was principally attributable to the reduction in the cost of funds (4 bps) outpacing the decline in earning asset yields (2 bps). The increase in net interest income was driven by higher average loan balances, the decline in the cost of funds and the higher daycount in the current quarter. Loan yields continued to be negatively affected by the low interest rate environment as new and renewed loans were originated and repriced at lower rates. Yields on investment securities were largely unchanged for the quarter, as prepayment speeds in taxable securities slowed and a shift in mix from taxable securities to higher yielding tax-exempt securities continued. The cost of interest-bearing liabilities declined during the quarter largely driven by lower time deposit account balances.

For the three months ended September 30, 2013, tax-equivalent net interest income decreased $640,000, or 1.6%, when compared to the same period last year. The tax-equivalent net interest margin decreased by 11 basis points to 4.20% from 4.31% in the prior year. The decline in net interest margin was principally due to the continued decline in accretion on the acquired net earning assets (4 bps) and declines in earning asset yields exceeding the reduction in interest-bearing liabilities rates paid (7 bps). Lower earning asset interest income was principally due to lower yields on loans as new and renewed loans were originated and repriced at lower rates, faster prepayments on mortgage-backed securities, and cash flows from securities investments reinvested at lower yields. The decline in the cost of interest-bearing liabilities from the prior year’s third quarter was driven by a shift in mix from time deposits to demand deposits, reductions in deposit rates and lower wholesale borrowing costs.

The Company continues to believe that net interest margin will decline modestly over the next several quarters as decreases in earning asset yields are projected to outpace declines in interest-bearing liabilities rates.

	Year-over-year results
	For the Nine Months Ended
	Dollars in thousands
	09/30/13	09/30/12	Change

Average interest-earning assets	$3,717,470	$3,622,057	$95,413
Interest income (FTE)	$132,680	$139,814	$(7,134)
Yield on interest-earning assets	4.77%	5.16%	(39	)bps
Average interest-bearing liabilities	$2,918,682	$2,915,082	$3,600
Interest expense	$15,798	$21,485	$(5,687)
Cost of interest-bearing liabilities	0.72%	0.99%	(27	)bps
Cost of funds	0.57%	0.80%	(23	)bps
Net Interest Income (FTE)	$116,882	$118,329	$(1,447)
Net Interest Margin (FTE)	4.20%	4.36%	(16	)bps
Core Net Interest Margin (FTE) (1)	4.16%	4.25%	(9	)bps

(1) Core net interest margin (FTE) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the nine months ended September 30, 2013, tax-equivalent net interest income was $116.9 million, a decrease of $1.4 million, or 1.2%, when compared to the same period last year. The tax-equivalent net interest margin decreased by 16 basis points to 4.20% from 4.36% in the prior year. The decline in the net interest margin was principally due to the continued decline in accretion on the acquired net earning assets (7 bps) and a decline in the yield on interest-earning assets that outpaced the reduction in the cost of interest-bearing liabilities (9 bps). Lower interest-earning asset income was principally due to lower yields on loans as new loans and renewed loans were originated and repriced at lower rates and declining investment securities yields driven by faster prepayments on mortgage-backed securities and cash flows from securities investments reinvested at lower yields.

The Volume Rate Analysis table below presents changes in interest income and interest expense and distinguishes between the changes related to increases or decreases in average outstanding balances of earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionally. Results, on a taxable equivalent basis, are as follows in this Volume Rate Analysis table for the three and nine months ended September 30, 2013 versus September 30, 2012 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2013 vs. September 30, 2012			September 30, 2013 vs. September 30, 2012
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(515)	$(484)	$(999)	$(1,552)	$(2,080)	$(3,632)
Tax-exempt	624	(192)	432	1,823	(678)	1,145
Total securities	109	(676)	(567)	271	(2,758)	(2,487)
Loans, net	1,475	(3,230)	(1,755)	5,020	(10,458)	(5,438)
Loans held for sale	(166)	92	(74)	881	(46)	835
Federal funds sold	(1)	-	(1)	-	-	-
Money market investments	-	-	-	-	-	-
Interest-bearing deposits in other banks	(1)	-	(1)	(31)	(13)	(44)
Other interest-bearing deposits	-	-	-	-	-	-
Total earning assets	$1,416	$(3,814)	$(2,398)	$6,141	$(13,275)	$(7,134)

Interest-Bearing Liabilities:
Interest-bearing deposits:
Checking	$11	$(24)	$(13)	$25	$(114)	$(89)
Money market savings	27	(229)	(202)	120	(958)	(838)
Regular savings	22	(7)	15	69	(81)	(12)
Certificates of deposit:
$100,000 and over	(259)	(362)	(621)	(595)	(996)	(1,591)
Under $100,000	(203)	(331)	(534)	(613)	(908)	(1,521)
Total interest-bearing deposits	(402)	(953)	(1,355)	(994)	(3,057)	(4,051)
Other borrowings	33	(436)	(403)	384	(2,020)	(1,636)
Total interest-bearing liabilities	(369)	(1,389)	(1,758)	(610)	(5,077)	(5,687)

Change in net interest income	$1,785	$(2,425)	$(640)	$6,751	$(8,198)	$(1,447)

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The 2013 and remaining estimated discount/premium and net accretion impact are reflected in the following table (dollars in thousands):

	Loan Accretion	Certificates of Deposit	Borrowings	Total

For the quarter ended September 30, 2013	$471	$2	$(122)	$351
For the remaining three months of 2013	461	1	(123)	339
For the years ending:
2014	1,459	4	(489)	974
2015	1,002	-	(489)	513
2016	557	-	(163)	394
2017	172	-	-	172
2018	19	-	-	19
Thereafter	110	-	-	110

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$375,257	$1,849	1.95%	$470,563	$2,848	2.41%
Tax-exempt	223,595	3,222	5.72%	181,292	2,790	6.12%
Total securities (2)	598,852	5,071	3.36%	651,855	5,638	3.44%
Loans, net (3) (4)	2,997,083	38,271	5.07%	2,890,666	40,026	5.51%
Loans held for sale	97,993	812	3.29%	119,190	886	2.96%
Federal funds sold	415	-	0.20%	315	1	0.23%
Money market investments	1	-	0.00%	(24)	-	0.00%
Interest-bearing deposits in other banks	9,105	3	0.14%	9,396	4	0.18%
Other interest-bearing deposits	-	-	0.00%	-	-	0.00%
Total earning assets	3,703,449	44,157	4.73%	3,671,398	46,555	5.04%
Allowance for loan losses	(34,302)			(41,122)
Total non-earning assets	368,783			364,554
Total assets	$4,037,930			$3,994,830

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Checking	$462,666	86	0.07%	$413,753	99	0.10%
Money market savings	940,847	555	0.23%	909,920	757	0.33%
Regular savings	229,345	174	0.30%	201,065	159	0.31%
Time deposits: (5)
$100,000 and over	452,490	1,358	1.19%	528,359	1,979	1.49%
Under $100,000	481,812	1,198	0.99%	551,663	1,732	1.25%
Total interest-bearing deposits	2,567,160	3,371	0.52%	2,604,760	4,726	0.72%
Other borrowings (6)	325,797	1,612	1.96%	320,562	2,015	2.50%
Total interest-bearing liabilities	2,892,957	4,983	0.68%	2,925,322	6,741	0.92%

Noninterest-bearing liabilities:
Demand deposits	673,823			587,478
Other liabilities	39,838			41,908
Total liabilities	3,606,618			3,554,708
Stockholders' equity	431,312			440,122
Total liabilities and stockholders' equity	$4,037,930			$3,994,830

Net interest income		$39,174			$39,814

Interest rate spread (7)			4.05%			4.12%
Interest expense as a percent of average earning assets			0.53%			0.73%
Net interest margin (8)			4.20%			4.31%

(1) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(2) Interest income on securities includes $0 and $46 thousand for the three months ended September 30, 2013 and 2012 in accretion of the fair market value adjustments.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $471 thousand and $825 thousand for the three months ended September 30, 2013 and 2012 in accretion of the fair market value adjustments related to the acquisitions.

(5) Interest expense on certificates of deposits includes $2 thousand and $3 thousand for the three months ended September 30, 2013 and 2012 in accretion of the fair market value adjustments related to the acquisitions.

(6) Interest expense on borrowings includes $122 thousand for both the three months ended September 30, 2013 and 2012 in amortization of the fair market value adjustments related to acquisitions.

(7) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(8) Core net interest margin excludes purchase accounting adjustments and was 4.16% and 4.23% for the three months ended September 30, 2013 and 2012.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$385,023	$5,856	2.03%	$471,255	$9,488	2.69%
Tax-exempt	217,874	9,438	5.79%	176,536	8,293	6.28%
Total securities (2)	602,897	15,294	3.39%	647,791	17,781	3.67%
Loans, net (3) (4)	2,979,514	114,413	5.13%	2,856,005	119,851	5.61%
Loans held for sale	123,860	2,958	3.19%	86,989	2,123	3.26%
Federal funds sold	462	1	0.22%	369	1	0.24%
Money market investments	1	-	0.00%	8	-	0.00%
Interest-bearing deposits in other banks	10,736	14	0.18%	30,895	58	0.25%
Other interest-bearing deposits	-	-	0.00%	-	-	0.00%
Total earning assets	3,717,470	132,680	4.77%	3,622,057	139,814	5.16%
Allowance for loan losses	(34,903)			(40,595)
Total non-earning assets	361,623			365,817
Total assets	$4,044,190			$3,947,279

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Checking	$455,002	258	0.08%	$415,615	347	0.11%
Money market savings	946,277	1,797	0.25%	904,068	2,635	0.39%
Regular savings	223,885	500	0.30%	194,729	512	0.35%
Time deposits: (5)
$100,000 and over	485,710	4,552	1.25%	542,174	6,143	1.51%
Under $100,000	498,967	3,926	1.05%	568,078	5,447	1.28%
Total interest-bearing deposits	2,609,841	11,033	0.57%	2,624,664	15,084	0.77%
Other borrowings (6)	308,841	4,765	2.06%	290,418	6,401	2.94%
Total interest-bearing liabilities	2,918,682	15,798	0.72%	2,915,082	21,485	0.99%

Noninterest-bearing liabilities:
Demand deposits	653,515			561,992
Other liabilities	37,373			38,067
Total liabilities	3,609,570			3,515,141
Stockholders' equity	434,620			432,138
Total liabilities and stockholders' equity	$4,044,190			$3,947,279

Net interest income		$116,882			$118,329

Interest rate spread (7)			4.05%			4.17%
Interest expense as a percent of average earning assets			0.57%			0.80%
Net interest margin (8)			4.20%			4.36%

(1) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(2) Interest income on securities includes $15 thousand and $154 thousand for the nine months ended September 30, 2013 and 2012 in accretion of the fair market value adjustments.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $1.6 million and $3.0 million for the nine months ended September 30, 2013 and 2012 in accretion of the fair market value adjustments related to the acquisitions.

(5) Interest expense on certificates of deposits includes $5 thousand and $231 thousand for the nine months ended September 30, 2013 and 2012 in accretion of the fair market value adjustments related to the acquisitions.

(6) Interest expense on borrowings includes $367 thousand and $366 thousand for the nine months ended September 30, 2013 and 2012 in amortization of the fair market value adjustments related to acquisitions.

(7) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(8) Core net interest margin excludes purchase accounting adjustments and was 4.16% and 4.25% for the nine months ended September 30, 2013 and 2012.

NONINTEREST INCOME

	For the Three Months Ended
	Dollars in thousands
	09/30/13	06/30/13	$	%	09/30/12	$	%
Noninterest income:
Service charges on deposit accounts	$2,474	$2,346	$128	5.5%	$2,222	$252	11.3%
Other service charges, commissions and fees	3,185	3,222	(37)	-1.1%	2,768	417	15.1%
Gains (losses) on securities transactions, net	5	53	(48)	NM	(1)	6	NM
Gains on sales of mortgage loans, net of commissions	2,061	4,668	(2,607)	-55.8%	4,755	(2,694)	-56.7%
Losses on bank premises, net	(7)	(34)	27	NM	(309)	302	NM
Other operating income	1,498	1,044	454	43.5%	1,067	431	40.4%
Total noninterest income	$9,216	$11,299	$(2,083)	-18.4%	$10,502	$(1,286)	-12.2%

Mortgage segment operations	$(2,062)	$(4,668)	$2,606	-55.8%	$(4,756)	$2,694	-56.6%
Intercompany eliminations	168	167	1	0.6%	117	51	43.6%
Community Bank segment	$7,322	$6,798	$524	7.7%	$5,863	$1,459	24.9%

NM - Not Meaningful

On a linked quarter basis, noninterest income decreased $2.1 million, or 18.4%, to $9.2 million from $11.3 million in the second quarter. Excluding mortgage segment operations, noninterest income increased $524,000, or 7.7%. Service charges on deposit accounts increased $128,000 primarily related to higher overdraft and returned check fees. Other operating income increased $454,000, or 43.5%, related to income that was previously deferred and earned in the current quarter, a credit card service performance rebate, and receipt of insurance policy proceeds. Gains on sales of mortgage loans, net of commissions, decreased $2.6 million, or 55.8%, as rising mortgage interest rates led to gain on sale margin compression and declines in mortgage loan originations, which decreased by $79.3 million, or 26.6%, in the current quarter to $218.9 million from $298.2 million in the second quarter. Of the loan originations in the current quarter, 28.6% were refinances, which was down from 38.4% in the second quarter. Included in the current quarter gain on sale of mortgage loans was an increase of $246,000 in the indemnification reserve related to mortgage loans previously sold, resulting in a reduction in the gain.

For the quarter ended September 30, 2013, noninterest income decreased $1.3 million, or 12.2%, to $9.2 million from $10.5 million in the prior year’s third quarter. Excluding mortgage segment operations, noninterest income increased $1.5 million, or 24.9%, from the same period a year ago. Service charges on deposit accounts increased $252,000 primarily related to higher overdraft and returned check fees as well as service charges on savings accounts. Other service charges, commissions and fees increased $417,000 primarily due to higher net interchange fee income and fees on letters of credit. Losses on bank premises declined $302,000 due to the write down of a former branch location in the prior year. Other operating income increased $431,000, or 40.4%, related to income that was previously deferred and earned in the current quarter, a credit card service performance rebate, and receipt of insurance policy proceeds. Gains on sales of mortgage loans, net of commissions, decreased $2.7 million, or 56.7%, primarily due to lower loan origination volume and gain on sale margin compression due to rising mortgage interest rates. Mortgage loan originations decreased by $104.2 million, or 32.3%, in the current quarter to $218.9 million from $323.1 million in the third quarter of 2012. Included in the current quarter gain on sale of mortgage loans was an increase of $246,000 in the indemnification reserve related to mortgage loans previously sold, resulting in a reduction in the gain.

	For the Nine Months Ended
	Dollars in thousands
	09/30/13	09/30/12	$	%
Noninterest income:
Service charges on deposit accounts	$7,093	$6,643	$450	6.8%
Other service charges, commissions and fees	9,214	8,115	1,099	13.5%
Gains on securities transactions	47	4	43	NM
Gains on sales of mortgage loans, net of commissions	10,581	11,352	(771)	-6.8%
(Losses) gains on bank premises	(337)	34	(371)	NM
Other operating income	3,751	3,084	667	21.6%
Total noninterest income	$30,349	$29,232	$1,117	3.8%

Mortgage segment operations	$(10,586)	$(11,356)	$770	-6.8%
Intercompany eliminations	503	352	151	42.9%
Community Bank segment	$20,266	$18,228	$2,038	11.2%

NM - Not Meaningful

For the nine months ended September 30, 2013, noninterest income increased $1.1 million, or 3.8%, to $30.3 million, from $29.2 million a year ago. Excluding mortgage segment operations, noninterest income increased $2.0 million, or 11.2%, from the same period a year ago. Service charges on deposit accounts increased $450,000 primarily related to higher overdraft and returned check fees as well as service charges on savings accounts. Other account service charges and fees increased $1.1 million due to higher net interchange fee income, revenue on retail investment products, and fees on letters of credit. Other operating income increased $667,000 primarily related to increased income on bank owned life insurance and insurance related revenues. Conversely, gains on bank premises decreased $371,000 as the Company recorded a loss in the current year on the closure of bank premises coupled with gains in the prior year related to sale of bank premises. Gains on sales of mortgage loans, net of commissions, decreased $771,000 driven by lower gain on sale margins in 2013, partly due to reductions resulting from valuation reserves of $363,000 related to aged mortgage loans held-for-sale as well as an increase of $277,000 in the indemnification reserve related to mortgage loans previously sold.

NONINTEREST EXPENSE

	For the Three Months Ended
	Dollars in thousands
	09/30/13	06/30/13	$	%	09/30/12	$	%
Noninterest expense:
Salaries and benefits	$17,416	$17,912	$(496)	-2.8%	$17,116	$300	1.8%
Occupancy expenses	2,820	2,764	56	2.0%	3,262	(442)	-13.5%
Furniture and equipment expenses	1,665	1,741	(76)	-4.4%	1,809	(144)	-8.0%
OREO and credit-related expenses (1)	1,601	984	617	62.7%	1,035	566	54.7%
Acquisition-related expenses	473	919	(446)	NM	-	473	NM
Other operating expenses	10,157	9,963	194	1.9%	10,046	111	1.1%
Total noninterest expense	$34,132	$34,283	$(151)	-0.4%	$33,268	$864	2.6%

Mortgage segment operations	$(4,396)	$(4,657)	$261	-5.6%	$(3,676)	$(720)	19.6%
Intercompany eliminations	168	167	1	0.6%	117	51	43.6%
Community Bank segment	$29,904	$29,793	$111	0.4%	$29,709	$195	0.7%

NM - Not Meaningful

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

On a linked quarter basis, noninterest expense decreased $151,000, or 0.4%, to $34.1 million from $34.3 million when compared to the second quarter. Excluding mortgage segment operations and acquisition-related costs, noninterest expense increased $557,000, or 1.9%, compared to the second quarter. Other real estate owned (“OREO”) and credit-related costs increased $617,000 from the prior quarter due to valuation adjustments of $491,000, higher losses on the sales of OREO of $66,000, and increased credit-related legal fees of $108,000 in the current quarter. Salary-related expenses declined $496,000 primarily related to reduced levels of incentive compensation and seasonal payroll taxes in the current quarter and severance expense recorded in the prior quarter related to the relocation of Union Mortgage Group, Inc.’s headquarters to Richmond.

For the quarter ended September 30, 2013, noninterest expense increased $864,000, or 2.6%, to $34.1 million from $33.3 million for the third quarter of 2012. Excluding mortgage segment operations and acquisition-related costs, noninterest expense declined $278,000, or 0.9%, compared to the third quarter of 2012. Salaries and benefits expenses increased $300,000 primarily related to the costs associated with strategic investments in mortgage segment personnel in 2012 and 2013. OREO and credit-related costs increased $566,000, as the Company recorded valuation adjustments of $491,000 and incurred higher losses on the sales of OREO of $50,000 in the current quarter compared to the same quarter in 2012. These increases were partially offset by declines in occupancy expenses of $442,000 and furniture and equipment expenses of $144,000, primarily due to branch closures in 2012.

	For the Nine Months Ended
	Dollars in thousands
	09/30/13	09/30/12	$	%
Noninterest expense:
Salaries and benefits	$53,294	$51,027	$2,267	4.4%
Occupancy expenses	8,439	9,001	(562)	-6.2%
Furniture and equipment expenses	5,250	5,440	(190)	-3.5%
OREO and credit-related expenses (1)	3,159	3,273	(114)	-3.5%
Acquisition-related expenses	1,393	-	1,393	NM
Other operating expenses	30,380	30,402	(22)	-0.1%
Total noninterest expense	$101,915	$99,143	$2,772	2.8%

Mortgage segment operations	$(13,176)	$(9,715)	$(3,461)	35.6%
Intercompany eliminations	503	352	151	42.9%
Community Bank segment	$89,242	$89,780	$(538)	-0.6%

NM - Not Meaningful

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the nine months ended September 30, 2013, noninterest expense increased $2.8 million, or 2.8%, to $101.9 million, from $99.1 million a year ago. Excluding mortgage segment operations and acquisition-related costs incurred in 2013, noninterest expense declined $1.9 million, or 2.2%, compared to the same period in 2012. Salaries and benefits expense increased $2.3 million due to costs associated with strategic investments in mortgage segment personnel in 2012 and 2013, severance expense recorded in the current year related to the relocation of Union Mortgage Group, Inc.’s headquarters to Richmond, group insurance cost increases, and management incentive payments related to higher earnings. Occupancy expenses decreased $562,000 and furniture and equipment expenses declined $190,000, primarily due to branch closures in 2012.

Community Bank Segment

On a linked quarter basis, the community bank segment’s net income was consistent with the second quarter at $9.2 million; excluding after-tax acquisition-related costs in the current and prior quarters of $471,000 and $919,000, respectively, net income decreased $436,000, or 4.3%. Net interest income was $37.5 million, an increase of $505,000, or 1.4%, from $37.0 million during the second quarter of 2013. The increase in net interest income was driven by higher average loan balances, the decline in the cost of funds and the higher day count in the current quarter. Loan yields continued to be negatively affected by the low interest rate environment as new and renewed loans were originated and repriced at lower rates. Yields on investment securities were largely unchanged for the quarter, as prepayment speeds in taxable securities slowed and a shift in mix from taxable securities to higher yielding tax-exempt securities continued. The cost of interest-bearing liabilities declined during the quarter largely driven by lower time deposit account balances. In addition, the Company increased its provision for loan losses by $800,000 during the quarter due to the impact of higher linked quarter net charge-offs on the historical loss factor.

Noninterest income increased $524,000, or 7.7%, to $7.3 million from $6.8 million in the second quarter, primarily related to an increase in other operating income of $454,000 related to income that was previously deferred and earned in the current quarter, a credit card service performance rebate, and receipt of insurance policy proceeds. Service charges on deposit accounts increased $128,000 primarily related to higher overdraft and returned check fees.

Noninterest expense increased $111,000, or 0.4%, to $29.9 million from $29.8 million when compared to the second quarter. Excluding acquisition-related expenses in the current and prior quarters of $473,000 and $919,000, respectively, noninterest expense increased $557,000, or 1.9%, from the prior quarter. The overall expense increase is primarily driven by higher OREO and credit-related costs of $584,000, as the Company incurred a valuation adjustment of $491,000 and higher losses on the sales of OREO.

For the three months ended September 30, 2013, the community bank segment’s net income of $9.2 million increased $414,000, or 4.7%, from the prior year’s third quarter; excluding after-tax acquisition-related costs of $471,000, net income increased $885,000, or 10.1%. Net interest income declined $963,000, or 2.5%, to $37.5 million due to a decline in earning asset yields exceeding the reduction in interest-bearing liabilities rates paid. Lower earning asset interest income was principally due to lower yields on loans as new and renewed loans were originated and repriced at lower rates, faster prepayments on mortgage-backed securities, and cash flows from securities investments reinvested at lower yields. The decline in the cost of interest-bearing liabilities from the prior year’s third quarter was driven by a shift in mix from time deposits to demand deposits, reductions in deposit rates and lower wholesale borrowing costs. In addition, the Company’s provision for loan losses was $600,000 lower than the same quarter of the prior year primarily due to continued improvement in asset quality.

Noninterest income increased $1.4 million, or 24.9%, to $7.3 million from $5.9 million in the prior year’s third quarter. Of this increase, service charges on deposit accounts increased $252,000 primarily related to higher overdraft and returned check fees as well as service charges on savings accounts, while other service charges, commissions and fees increased $417,000 primarily due to higher net interchange fee income and fees on letters of credit. Also contributing to the increase were lower losses on bank premises of $302,000 due to the write down of a former branch location in the prior year.

Noninterest expense increased $195,000, or 0.7%, to $29.9 million from $29.7 million when compared to the third quarter of 2012. Driving the increase were higher OREO and credit-related costs of $531,000, as the Company incurred a valuation adjustment of $491,000 and higher losses on the sales of OREO of $50,000 in the current quarter compared to the same quarter in 2012. These increases were partially offset by declines in occupancy expenses of $452,000 and furniture and equipment expenses of $190,000, primarily due to branch closures in 2012. Excluding acquisition-related expenses of $473,000 incurred in the third quarter of 2013, noninterest expense decreased $278,000, or 0.9%, from the same period in 2012.

For the nine months ended September 30, 2013, the community bank segment’s net income increased $2.7 million, or 11.3%, to $27.2 million when compared to the same period a year ago; excluding after-tax acquisition-related costs of $1.4 million in 2013, net income increased $4.1 million, or 17.0%. Net interest income decreased $2.6 million, or 2.3%, to $111.6 million when compared to the prior year. The decline in the net interest income was principally due to a decline in the yield on interest-earning assets that outpaced the reduction in the cost of interest-bearing liabilities. Lower interest-earning asset income was principally due to lower yields on loans as new loans and renewed loans were originated and repriced at lower rates and declining investment securities yields driven by faster prepayments on mortgage-backed securities and cash flows from securities investments reinvested at lower yields. In addition, the Company’s provision for loan losses was $4.1 million lower than the prior year primarily due to continued improvement in asset quality.

Noninterest income increased $2.0 million, or 11.2%, to $20.3 million, from $18.3 million a year ago. Of this increase, other account service charges and fees increased $1.1 million due to higher net interchange fee income, revenue on retail investment products, and fees on letters of credit. Other operating income increased $720,000 primarily related to increased income on bank owned life insurance and insurance related revenues. Service charges on deposit accounts increased $450,000 primarily related to higher overdraft and returned check fees as well as service charges on savings accounts. Partially offsetting these increases was a decrease in gains on bank premises of $371,000 as the Company recorded a loss in the current year on the closure of bank premises coupled with gains in the prior year related to the sale of bank premises.

Noninterest expense decreased $538,000, or 0.6%, to $89.2 million, from $89.8 million a year ago. Excluding acquisition-related expenses of $1.4 million in 2013, noninterest expense decreased $1.9 million, or 2.1%, from the prior year period. Occupancy expenses declined $775,000 largely related to lower rent and maintenance costs related to prior year branch closures, and amortization on acquired intangible assets declined $1.1 million.

MORTGAGE SEGMENT INFORMATION

On a linked quarter basis, the mortgage segment reported a net loss of $1.2 million for the third quarter compared to net income of $294,000 in the second quarter, representing a decrease of $1.5 million.  Beginning in May 2013, rising mortgage interest rates have negatively affected mortgage loan origination volumes and gain on sale margins resulting in lower net gains on sales revenue. During the quarter, the mortgage segment experienced a decline in mortgage originations of $79.3 million, or 26.6%, from $298.2 million in the second quarter to $218.9 million. Refinanced volume decreased $51.9 million, or 45.3%, from $114.5 million, which represented 38.4% of total originations, in the prior quarter to $62.6 million, which represented 28.6% of total originations. As a result, gains on sales of mortgage loans sold, net of commission expenses, decreased $2.6 million, or 55.8%, to $2.1 million from $4.7 million in the second quarter. Included in the current quarter gain on sale of mortgage loans was a reduction resulting from a $246,000 increase in the indemnification reserve related to mortgage loans previously sold. Salaries and benefits expenses declined $522,000, primarily related to severance expenses incurred in the second quarter and lower current quarter salaries and overtime expenses due to management actions taken as a result of lower loan origination levels.

For the three months ended September 30, 2013, the mortgage segment reported a net loss of $1.2 million compared to net income of $859,000 for the same period last year, representing a decline of $2.1 million. Mortgage loan originations decreased by $104.2 million, or 32.3%, to $218.9 million from $323.1 million in the prior year driven by higher mortgage interest rates and lower refinanced loan demand. Refinanced volume decreased $123.5 million, or 66.4%, from $186.1 million, which represented 57.6% of total originations, in the third quarter of 2012 to $62.6 million, which represented 28.6% of total originations. During the current quarter, the Company recorded gains on the sale of mortgage loans, net of commission expenses, of $2.1 million, which were $2.7 million, or 56.7%, lower than the same period last year primarily due to lower loan origination volumes and gain on sale margin compression driven by the rise in mortgage loan interest rates in the current quarter. Included in the current quarter gain on sale of mortgage loans was a reduction resulting from a $246,000 increase in the indemnification reserve related to mortgage loans previously sold. Expenses increased $720,000, or 19.6%, over the same quarter last year primarily related to increases in contract labor of $245,000, loan-related expenses of $174,000, and legal and other professional fees of $110,000.

For the nine months ended September 30, 2013, the mortgage segment incurred a net loss of $761,000 compared to net income of $1.6 million during the same period last year, representing a decline of $2.3 million. Mortgage loan originations increased by $20.8 million, or 2.7%, to $785.2 million from $764.4 million during the same period last year due to the full year impact of the additional mortgage loan officers added in the first half of 2012.  Gains on sales of mortgage loans, net of commission expenses, decreased $771,000, or 6.8%, driven by lower gain on sale margins in 2013, partly due to reductions resulting from valuation reserves of $363,000 related to aged mortgage loans held-for-sale as well as an increase of $277,000 in the indemnification reserve related to mortgage loans previously sold. Expenses increased by $3.5 million, or 35.6%, over the same period last year primarily due to increases in salary and benefit expenses of $2.3 million related to the costs associated with the addition of mortgage loan originators and support personnel in 2012, investments made in the current year to enhance the mortgage segment’s operating capabilities, and severance payments made in the second quarter related to the relocation of Union Mortgage Group, Inc.’s headquarters to Richmond. In addition, expenses increased due to higher mortgage branch rent expenses of $226,000, loan-related expenses of $356,000, and legal and other professional fees of $206,000.

While management is taking steps to recalibrate the mortgage segment’s cost structure to align with declining mortgage origination levels, in the near term, the return to profitability in the mortgage segment is dependent on increased mortgage production volumes and/or higher gain on sale margins from third quarter levels.

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

The Company evaluates the likelihood that deferred tax assets will be recovered from future taxable income. If any such assets are not likely to be recovered, a valuation allowance must be recognized. The Company has determined that a valuation allowance is not required for deferred tax assets as of September 30, 2013. The assessment of the carrying value of deferred tax assets is based on certain assumptions. Changes in these assumptions could have a material impact on the Company’s financial statements.

The effective tax rate for the three and nine months ended September 30, 2013 and 2012 was 28.7% and 27.9%, and 29.2% and 28.6%, respectively.

BALANCE SHEET

At September 30, 2013, total assets were $4.0 billion, an increase of $18.9 million from September 30, 2012, and a decrease of $48.8 million from the year ended December 31, 2012. Total cash and cash equivalents were $75.1 million at September 30, 2013, an increase of $12.7 million from the same period last year, and a decrease of $7.8 million from December 31, 2012. Investment in securities declined $32.7 million, or 5.2%, from $622.1 million at September 30, 2012 to $589.4 million at September 30, 2013, and increased $4.1 million from December 31, 2012. Mortgage loans held for sale were $58.2 million, a decrease of $83.8 million from September 30, 2012, and a decline of $109.5 million from December 31, 2012.

At September 30, 2013, loans (net of unearned income) were $3.0 billion, an increase of $93.7 million, or 3.2%, from September 30, 2012, and an increase of $35.4 million from December 31, 2012. Average loans outstanding increased $123.5 million, or 4.3%, since September 30, 2012 and increased $103.6 million, or 3.6%, from December 31, 2012.

As of September 30, 2013, total deposits were $3.2 billion, an increase of $25.1 million, or 0.8%, when compared to September 30, 2012, and a decrease of $72.8 million, or 2.2%, from December 31, 2012. Year over year deposit growth was driven by increases in low cost deposit levels, which grew $92.9 million, while the drop in deposits since year end was driven by lower time deposit balances of $125.4 million, partially offset by an increase in low cost deposits of $51.3 million.

As of September 30, 2012, net short term borrowings declined $2.9 million, or 1.9% from September 30, 2012. From December 31, 2012, net short term borrowing increased $18.9 million, or 14.3%, primarily related to increased customer demand for repurchase agreements.

The Company’s capital ratios continued to be considered “well capitalized” for regulatory purposes. The Company’s ratio of total capital to risk-weighted assets was 14.40% and 15.00% on September 30, 2013 and 2012, respectively. The Company’s ratio of Tier 1 capital to risk-weighted assets was 13.13% and 13.44% at September 30, 2013 and 2012, respectively. The Company’s common equity to asset ratios at September 30, 2013 and 2012 were 10.72% and 11.00%, respectively, while its tangible common equity to tangible assets ratio was 9.09% and 9.27% at September 30, 2013 and 2012. During the first quarter, the Company entered into an agreement to purchase 500,000 shares of its common stock from Markel Corporation, the Company’s largest shareholder, for an aggregate purchase price of $9,500,000, or $19.00 per share. The repurchase was funded with cash on hand and the shares were retired. During the third quarter, the Company did not repurchase any shares. The Company is authorized to repurchase an additional 250,000 shares under its current repurchase program authorization, which expires December 31, 2013. Also, the Company paid a dividend of $0.14 per share during the current quarter, an increase of $0.01 from the prior quarter and an increase of $0.04 per share from the same quarter a year ago.

Securities

At September 30, 2013, the Company had total investments, in the amount of $609.0 million, or 15.0% of total assets, as compared to $606.1 million, or 14.8% of total assets, at December 31, 2012. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. All of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The table below sets forth a summary of the securities available for sale and restricted stock, at fair value for the following periods (dollars in thousands):

	September 30,	December 31,
	2013	2012
U.S. government and agency securities	$2,631	$2,849
Obligations of states and political subdivisions	237,241	229,778
Corporate and other bonds	5,544	7,212
Mortgage-backed securities	340,425	342,174
Other securities	3,596	3,369
Total securities available for sale, at fair value	589,437	585,382

Federal Reserve Bank stock	6,754	6,754
Federal Home Loan Bank stock	12,777	13,933
Total restricted stock	19,531	20,687
Total investments	$608,968	$606,069

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for other than temporary impairment (“OTTI”) consideration. The Company determined that a single issuer Trust Preferred security incurred credit-related OTTI of $400,000 during the year ended December 31, 2011; there is no remaining unrealized loss for this issue as of September 30, 2013. No OTTI was recognized in 2012 or during the nine months of 2013. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of September 30, 2013 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years and Equity Securities	Total
U.S. government and agency securities:
Amortized cost	$-	$1,715	$-	$60	$1,775
Fair value	-	1,762	-	869	2,631
Weighted average yield (1)	-	2.89	-	-	2.79

Mortgage backed securities:
Amortized cost	295	8,105	25,930	303,681	338,011
Fair value	299	8,513	26,874	304,739	340,425
Weighted average yield (1)	4.44	3.88	3.48	2.54	2.64

Obligations of states and political subdivisions:
Amortized cost	2,861	6,787	47,838	179,354	236,840
Fair value	2,921	7,024	49,831	177,465	237,241
Weighted average yield (1)	8.25	6.37	6.22	5.39	5.62

Other securities:
Amortized cost	3,614	740	64	4,780	9,198
Fair value	3,596	775	66	4,703	9,140
Weighted average yield (1)	2.00	4.99	5.04	8.35	5.56

Total securities available for sale:
Amortized cost	6,770	17,347	73,832	487,875	585,824
Fair value	6,816	18,074	76,771	487,776	589,437
Weighted average yield (1)	4.75	4.80	5.25	3.64	3.89

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of September 30, 2013, the Company maintained a diversified municipal bond portfolio with approximately 71% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the Commonwealth of Virginia represented 10% and issuances within the State of Texas represented 24% of the municipal portfolio; no other state had a concentration above 10%. Approximately 91% of municipal holdings are considered investment grade by Moody’s or Standard & Poor. The non-investment grade securities are principally insured Texas municipalities with no underlying rating. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of September 30, 2013, cash, interest-bearing deposits in other banks, money market investments, federal funds sold, loans held for sale, investment securities, and loans that mature within one year totaled $1.1 billion, or 30.9%, of total earning assets. As of September 30, 2013, approximately $989.4 million, or 33.0%, of total loans are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments.

Loan Portfolio

Loans, net of unearned income, were $3.0 billion and $2.9 billion at September 30, 2013 and September 30, 2012, respectively. Loans secured by real estate continue to represent the Company’s largest category, comprising 83.7% of the total loan portfolio at September 30, 2013.

The following table presents the Company’s composition of loans, net of unearned income, in dollar amounts and as a percentage of total gross loans (dollars in thousands) as of:

	September 30,		June 30,		March 31,		December 31,		September 30,
	2013		2013		2013		2012		2012
Loans secured by real estate:
Residential 1-4 family	$473,967	15.8%	$478,356	15.9%	$473,071	15.9%	$472,985	15.9%	$449,032	15.4%
Commercial	1,085,971	36.2%	1,104,915	36.8%	1,068,812	35.9%	1,044,396	35.2%	1,034,954	35.6%
Construction, land development and other land loans	469,867	15.7%	456,730	15.2%	467,436	15.7%	470,638	15.9%	466,330	16.0%
Second mortgages	36,185	1.2%	37,862	1.3%	37,337	1.3%	39,925	1.3%	48,912	1.7%
Equity lines of credit	300,329	10.0%	298,572	9.9%	301,700	10.1%	307,668	10.4%	309,691	10.6%
Multifamily	123,594	4.1%	122,942	4.1%	127,356	4.3%	140,038	4.7%	141,092	4.9%
Farm land	21,082	0.7%	22,130	0.7%	23,570	0.8%	22,776	0.8%	23,815	0.8%
Total real estate loans	2,510,995	83.7%	2,521,507	83.9%	2,499,282	84.0%	2,498,426	84.2%	2,473,826	85.0%

Commercial Loans	185,910	6.2%	182,439	6.1%	182,914	6.2%	186,528	6.3%	174,121	6.0%

Consumer installment loans
Personal	240,549	8.0%	235,837	7.9%	230,189	7.7%	222,812	7.5%	226,102	7.8%
Credit cards	21,978	0.7%	21,878	0.7%	21,204	0.7%	21,968	0.7%	20,332	0.7%
Total consumer installment loans	262,527	8.7%	257,715	8.6%	251,393	8.4%	244,780	8.2%	246,434	8.5%

All other loans	42,814	1.4%	39,194	1.4%	39,958	1.4%	37,113	1.3%	14,129	0.5%
Gross loans	$3,002,246	100.0%	$3,000,855	100.0%	$2,973,547	100.0%	$2,966,847	100.0%	$2,908,510	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of September 30, 2013 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Loans secured by real estate:
Residential 1-4 family	$473,967	$71,048	$71,120	$20,161	$50,959	$331,799	$197,655	$134,144
Commercial	1,085,971	192,827	101,700	88,817	12,883	791,444	520,001	271,443
Construction, land development and other land loans	469,867	313,755	8,749	5,338	3,411	147,363	125,521	21,842
Second mortgages	36,185	6,310	1,011	419	592	28,864	14,350	14,514
Equity lines of credit	300,329	187,555	664	621	43	112,110	18,248	93,862
Multifamily	123,594	17,228	6,931	6,931	-	99,435	78,725	20,710
Farm land	21,082	14,287	516	475	41	6,279	5,766	513
Total real estate loans	2,510,995	803,010	190,691	122,762	67,929	1,517,294	960,266	557,028

Commercial Loans	185,910	82,463	147	147	-	103,300	80,054	23,246

Consumer installment loans
Personal	240,549	7,813	-	-	-	232,736	104,791	127,945
Credit cards	21,978	21,978	-	-	-	-	-	-
Total consumer installment loans	262,527	29,791	-	-	-	232,736	104,791	127,945

All other loans	42,814	11,967	3,339	3,339	-	27,508	4,397	23,111
Gross loans	$3,002,246	$927,231	$194,177	$126,248	$67,929	$1,880,838	$1,149,508	$731,330

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at September 30, 2013, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction, and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. Union Mortgage Group, Inc. serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to meet Union First Market Bank’s current asset/liability management needs.

Asset Quality

Overview

During the third quarter, the Company continued to reduce the levels of impaired loans, troubled debt restructurings, and nonperforming assets, which were at their lowest levels since the fourth quarter of 2009. Additionally, total past due loans remained stable from the prior quarter and declined from the same quarter last year. Net charge-offs, the related ratio of net charge-offs to total loans, and the loan loss provision also decreased from the same quarter of the previous year but increased from the prior quarter due to the charge-off of loans specifically reserved for in prior periods. The allowance to nonperforming loans coverage ratio was at the highest level since the fourth quarter of 2008. The magnitude of any change in the real estate market and its impact on the Company is still largely dependent upon continued recovery of residential housing and commercial real estate and the pace at which the local economies in the Company’s operating markets improve.

Troubled Debt Restructurings (“TDRs”)

The total recorded investment in TDRs as of September 30, 2013 was $47.9 million, a decrease of $15.6 million, or 24.6%, from $63.5 million at December 31, 2012 and a decline of $15.9 million, or 24.9%, from $63.8 million at September 30, 2012. Of the $47.9 million of TDRs at September 30, 2013, $39.3 million, or 82.0%, were considered performing while the remaining $8.6 million were considered nonperforming. The decline in the TDR balance from December 31, 2012 is attributable to $11.9 million in net payments, $8.6 million being removed from TDR status, $1.6 million in transfers to OREO, and $1.6 million in charge-offs, partially offset by additions of $8.1 million. Loans removed from TDR status represent restructured loans with a market rate of interest at the time of the restructuring, which were performing in accordance with their modified terms for a consecutive twelve month period and that were no longer considered impaired. Loans removed from TDR status are collectively evaluated for impairment and due to the significant improvement in the expected future cash flows, these loans are grouped based on their primary risk characteristics, typically using the Company’s internal risk rating system as its primary credit quality indicator, and impairment is measured based on historical loss experience taking into consideration environmental factors. The significant majority of these loans have been subject to new credit decisions due to the improvement in the expected future cash flows, the financial condition of the borrower, and other factors considered during underwriting. The TDR activity during the quarter did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

The following table provides a summary, by class and modification type, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of September 30, 2013 (dollars in thousands):

	Performing			Nonperforming			Total
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Modified to Interest Only, at a market rate
Commercial:
Commercial Real Estate - Non-Owner Occupied	3	$826	$-	-	$-	$-	3	$826	$-
Raw Land and Lots	4	286	-	-	-	-	4	286	-
Single Family Investment Real Estate	3	250	-	-	-	-	3	250	-
Consumer:
Mortgage	3	633	-	1	599	-	4	1,232	-
Indirect Marine	-	-	-	1	130	-	1	130	-
Total modified to interest only	13	$1,995	$-	2	$729	$-	15	$2,724	$-

Term Modification, at a market rate
Commercial:
Commercial Construction	1	$653	$-	2	$545	$-	3	$1,198	$-
Commercial Real Estate - Owner Occupied	6	5,233	-	2	890	-	8	6,123	-
Commercial Real Estate - Non-Owner Occupied	3	1,314	-	-	-	-	3	1,314	-
Raw Land and Lots	5	15,087	-	1	550	-	6	15,637	-
Single Family Investment Real Estate	8	2,747	-	-	-	-	8	2,747	-
Commercial and Industrial	5	1,172	-	9	1,208	-	14	2,380	-
Consumer:
Mortgage	9	1,785	-	1	202	-	10	1,987	-
Other Consumer	3	252	-	-	-	-	3	252	-
Total term modification, at a market rate	40	$28,243	$-	15	$3,395	$-	55	$31,638	$-

Term Modification, below market rate
Commercial:
Commercial Construction	-	$-	$-	1	$249	$-	1	$249	$-
Commercial Real Estate - Owner Occupied	-	-	-	3	326	-	3	326	-
Raw Land and Lots	6	5,434	-	1	3,437	-	7	8,871	-
Single Family Investment Real Estate	2	520	-	2	406	-	4	926	-
Commercial and Industrial	-	-	-	1	8	-	1	8	-
Consumer:
Mortgage	3	705	-	-	-	-	3	705	-
Other Consumer	-	-	-	1	63	-	1	63	-
Total term modification, below market rate	11	$6,659	$-	9	$4,489	$-	20	$11,148	$-

Interest Rate Modification, below market rate
Commercial:
Commercial Real Estate - Non-Owner Occupied	2	$2,390	$-	-	$-	$-	2	$2,390	$-
Total interest rate modification, below market rate	2	$2,390	$-	-	$-	$-	2	$2,390	$-

Total	66	$39,287	$-	26	$8,613	$-	92	$47,900	$-

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

Nonperforming Assets

At September 30, 2013, nonperforming assets totaled $55.7 million, a decrease of $3.4 million, or 5.8%, at December 31, 2012 and a decline of $10.9 million, or 16.4%, from a year ago. In addition, NPAs as a percentage of total outstanding loans decreased 14 basis points to 1.85% in the current quarter from 1.99% at December 31, 2012 and declined 44 basis points from 2.29% a year earlier.

The following table shows a summary of assets quality balances and related ratios for periods presented (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
Nonaccrual loans	$19,941	$27,022	$23,033	$26,206	$32,159
Foreclosed properties	35,576	35,020	35,100	32,834	33,356
Real estate investment	133	133	778	-	1,084
Total nonperforming assets	55,650	62,175	58,911	59,040	66,599
Loans past due 90 days and accruing interest	7,326	6,291	6,187	8,843	9,096
Total nonperforming assets and loans past due 90 days and accruing interest	$62,976	$68,466	$65,098	$67,883	$75,695

Performing Restructurings	$39,287	$39,826	$42,644	$51,468	$51,933

Balances
Allowance for loan losses	$33,877	$34,333	$34,415	$34,916	$39,894
Average loans, net of unearned income	2,997,083	2,847,087	2,829,881	2,804,500	2,890,666
Loans, net of unearned income	3,002,246	3,000,855	2,973,547	2,966,847	2,908,510

Ratios
NPAs to total loans	1.85%	2.07%	1.98%	1.99%	2.29%
NPAs & loans 90 days past due to total loans	2.10%	2.28%	2.19%	2.29%	2.60%
NPAs to total loans & OREO	1.83%	2.05%	1.96%	1.97%	2.26%
NPAs & loans 90 days past due to total loans & OREO	2.07%	2.26%	2.16%	2.26%	2.57%
ALL to nonaccrual loans	169.89%	127.06%	149.42%	133.24%	124.05%
ALL to nonaccrual loans & loans 90 days past due	124.24%	103.06%	117.78%	99.62%	96.70%

Nonperforming assets at September 30, 2013 included $19.9 million in nonaccrual loans (excluding purchased impaired loans), a net decrease of $6.3 million, or 24.0%, from December 31, 2012 and a reduction of $12.3 million, or 38.2%, from September 30, 2012. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
Beginning Balance	$27,022	$23,033	$26,206	$32,159	$39,171
Net customer payments	(5,574)	(3,196)	(1,715)	(1,898)	(5,774)
Additions	3,020	7,934	2,694	2,306	2,586
Charge-offs	(1,669)	(476)	(2,262)	(3,388)	(3,012)
Loans returning to accruing status	(1,068)	-	(632)	(840)	(812)
Transfers to OREO	(1,790)	(273)	(1,258)	(2,133)	-
Ending Balance	$19,941	$27,022	$23,033	$26,206	$32,159

The additions during the quarter were primarily related to commercial real estate loans. The reductions in nonaccrual loans during the third quarter of 2013 were primarily related to the commercial loan portfolio, particularly commercial construction and raw land loans.

The following table presents the composition of nonaccrual loans (excluding purchased impaired loans) and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the quarter ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
Raw Land and Lots	$3,087	$4,573	$6,353	$8,760	$10,995
Commercial Construction	1,167	5,103	4,547	5,781	7,846
Commercial Real Estate	3,962	2,716	2,988	3,018	2,752
Single Family Investment Real Estate	2,076	2,859	2,117	3,420	4,081
Commercial and Industrial	6,675	7,291	2,261	2,036	2,678
Other Commercial	472	471	190	193	195
Consumer	2,502	4,009	4,577	2,998	3,612
Total	$19,941	$27,022	$23,033	$26,206	$32,159

Coverage Ratio	169.89%	127.06%	149.42%	133.24%	124.05%

Nonperforming assets at September 30, 2013 also included $35.7 million in OREO, an increase of $2.9 million, or 8.8%, from December 31, 2012 and up $1.3 million, or 3.8%, from the prior year. The following table shows the activity in OREO for the quarter ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
Beginning Balance	$35,153	$35,878	$32,834	$34,440	$35,802
Additions	2,841	1,768	3,607	2,866	929
Capitalized Improvements	266	164	30	22	16
Valuation Adjustments	(491)	-	-	(301)	-
Proceeds from sales	(1,773)	(2,436)	(877)	(4,004)	(2,071)
Gains (losses) from sales	(287)	(221)	284	(189)	(236)
Ending Balance	$35,709	$35,153	$35,878	$32,834	$34,440

During the third quarter of 2013, the additions to OREO were principally related to residential real estate; sales from OREO were principally related to residential real estate and lots.

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
Land	$10,310	$10,310	$9,861	$8,657	$6,953
Land Development	10,901	10,894	11,023	10,886	11,034
Residential Real Estate	7,995	7,274	7,467	7,939	9,729
Commercial Real Estate	6,370	6,542	6,749	5,352	5,640
Former Bank Premises (1)	133	133	778	-	1,084
Total	$35,709	$35,153	$35,878	$32,834	$34,440

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

Past Due Loans

At September 30, 2013, total accruing past due loans were $30.5 million, or 1.02% of total loans, a decrease from $32.4 million, or 1.09% of total loans, at December 31, 2012 and $39.0 million, or 1.34% of total loans, a year ago.

Charge-offs and delinquencies

For the quarter ended September 30, 2013, net charge-offs of loans were $2.3 million, or 0.30% on an annualized basis, compared to $1.1 million, or 0.14%, for the second quarter and $3.5 million, or 0.48%, for the same quarter last year. The increase in charge-offs from the prior quarter related to loans that were previously considered impaired and specifically reserved for in prior periods. Of the $2.3 million in net charge-offs in the current quarter, $1.8 million, or 78%, related to impaired loans specifically reserved for in the prior period. Net charge-offs in the current quarter included commercial loans of $1.7 million.

For the nine months ended September 30, 2013, net charge-offs of loans were $5.9 million, or 0.26% on an annualized basis, compared to $8.5 million, or 0.39% on an annualized basis, for the same period last year. Of the net charge-offs during the nine months ended September 30, 2013, $3.7 million were related to commercial loans.

Provision

The provision for loan losses for the current quarter was $1.8 million, an increase of $800,000 from the last quarter and a decrease of $600,000 from the same quarter a year ago. The increase in provision for loan losses in the current quarter compared to the prior quarter is driven by the impact of the increased linked quarter charge-offs on the historical loss factor. The provision to loans ratio for the quarter ended September 30, 2013 was 0.24% on an annualized basis compared to 0.13% last quarter and 0.33% the same quarter a year ago.

The provision for loan losses for the nine months ended September 30, 2013 was $4.9 million compared to $8.9 million for the nine months ended September 30, 2012. The decline in provision for loan losses in the current period compared to the last year is driven by improving asset quality and the impact of overall lower historical charge-off factors. The provision to loans ratio for the nine months ended September 30, 2013 was 0.22% on an annualized basis compared to 0.41% the same period a year ago.

Allowance for Loan Losses

The allowance for loan losses as a percentage of the total loan portfolio, adjusted for acquired loans (non-GAAP), was 1.30% at September 30, 2013, a decrease from 1.40% at December 31, 2012 and 1.66% at September 30, 2012. In acquisition accounting, there is no carryover of previously established allowance for loan losses. The allowance for loan losses as a percentage of the total loan portfolio was 1.13% at September 30, 2013, 1.18% at December 31, 2012, and 1.37% at September 30, 2012. The decrease in the allowance and related ratios was primarily attributable to the charge-off of impaired loans specifically reserved for in prior periods and improving credit quality metrics.

Impaired loans have declined from $155.4 million at December 31, 2012 and $177.9 million at September 30, 2012 to $119.2 million at September 30, 2013. The nonaccrual loan coverage ratio was at the highest level since the last quarter of 2008 at 169.9% at September 30, 2013, an increase from 133.2% at December 31, 2012 and 124.1% from the same quarter last year. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the quarter ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
Balance, beginning of period	$34,333	$34,415	$34,916	$39,894	$40,985
Loans charged-off:
Commercial	147	274	40	506	898
Real estate	2,104	1,175	2,975	7,100	2,821
Consumer	342	354	370	1,012	452
Total loans charged-off	2,593	1,803	3,385	8,618	4,171
Recoveries:
Commercial	46	293	246	41	120
Real estate	80	143	378	91	267
Consumer	211	285	210	208	293
Total recoveries	337	721	834	340	680
Net charge-offs	2,256	1,082	2,551	8,278	3,491
Provision for loan losses	1,800	1,000	2,050	3,300	2,400
Balance, end of period	$33,877	$34,333	$34,415	$34,916	$39,894

Allowance for loan losses to loans	1.13%	1.14%	1.16%	1.18%	1.37%
Allowance-to-legacy loans (Non-GAAP)	1.30%	1.33%	1.36%	1.40%	1.66%
Net charge-offs to total loans	0.30%	0.14%	0.35%	1.11%	0.48%
Provision to total loans	0.24%	0.13%	0.28%	0.44%	0.33%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of the period ended (dollars in thousands):

	September 30,		June 30,		March 31,		December 31,		September 30,
	2013		2013		2013		2012		2012
	$	%(1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$2,098	6.2%	$2,087	6.1%	$2,117	6.2%	$2,195	6.3%	$2,388	6.0%
Real estate	28,334	83.6%	28,849	84.0%	28,926	84.0%	29,403	84.2%	33,932	85.0%
Consumer	3,445	10.2%	3,397	9.9%	3,372	9.8%	3,318	9.5%	3,574	9.0%
Total	$33,877	100.0%	$34,333	100.0%	$34,415	100.0%	$34,916	100.0%	$39,894	100.0%

(1) The percent represents the loan balance divided by total loans.

Deposits

As of September 30, 2013, total deposits were $3.2 billion, down $72.8 million, or 2.2%, from December 31, 2012 and up $25.1 million, or 0.8%, from September 30, 2012. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $907.3 million accounted for 35.9% of total interest-bearing deposits at September 30, 2013. The Company continues to experience a shift from time deposits into lower cost transaction (demand deposits, NOW, money market, and savings) accounts. This shift is driven by the Company’s focus on acquiring low cost deposits and customer preference for liquidity in a historically low interest rate environment.

The community bank segment may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of September 30, 2013 and December 31, 2012, there were $0 and $10.2 million, respectively, purchased and included in certificates of deposit on the balance sheet. Maturities of time deposits as of September 30, 2013 are as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total	Percent Of Total Deposits
Maturities of time deposits of $100,000 and over	$69,329	$186,302	$182,845	$438,476	13.60%
Maturities of other time deposits	80,969	208,726	179,142	468,837	14.54%
Total time deposits	$150,298	$395,028	$361,987	$907,313	28.14%

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

The following table summarizes the Company’s regulatory capital and related ratios (dollars in thousands):

	September 30,	December 31,	September 30,
	2013	2012	2012
Tier 1 capital	$421,357	$409,879	$412,744
Tier 2 capital	40,732	44,566	47,912
Total risk-based capital	462,089	454,445	460,656
Risk-weighted assets	3,209,564	3,119,063	3,070,839

Capital ratios:
Tier 1 risk-based capital ratio	13.13%	13.14%	13.44%
Total risk-based capital ratio	14.40%	14.57%	15.00%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.62%	10.52%	10.53%
Common equity to assets	10.72%	10.64%	11.00%
Tangible common equity to tangible assets	9.09%	8.97%	9.27%

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

Based on management’s interpretation and understanding of the new rules, the Company has evaluated the impact of the Basel III rule and expects the Company will continue to exceed the well capitalized minimum capital requirements based on the September 30, 2013 balance sheet composition.

NON-GAAP MEASURES

In reporting the results of September 30, 2013, the Company has provided supplemental performance measures on an operating or tangible basis. Operating measures exclude acquisition costs unrelated to the Company’s normal operations. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Tangible common equity is used in the calculation of certain capital and per share ratios. The Company believes tangible common equity and the related ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses.

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

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the periods ended (dollars in thousands, except share and per share amounts):

	Three Months Ended			Nine Months Ended
	09/30/13	06/30/13	09/30/12	09/30/13	09/30/12
Alternative Performance Measures (non-GAAP)
Operating Earnings (non-GAAP)
Net Income (GAAP)	$7,946	$9,463	$9,626	$26,392	$25,969
Plus: Merger and conversion related expense, after tax	471	919	-	1,391	-
Net operating earnings (loss) (non-GAAP)	$8,417	$10,382	$9,626	$27,783	$25,969

Operating earnings per share - Basic	$0.34	$0.42	$0.37	$1.11	$1.00
Operating earnings per share - Diluted	0.34	0.42	0.37	1.11	1.00

Operating ROA	0.83%	1.03%	0.96%	0.92%	0.88%
Operating ROE	7.74%	9.58%	8.70%	8.55%	8.03%
Operating ROTCE	9.31%	11.54%	10.55%	10.29%	9.81%

Community Bank Segment Operating Earnings (non-GAAP)
Net Income (GAAP)	$9,181	$9,169	$8,767	$27,153	$24,406
Plus: Merger and conversion related expense, after tax	471	919	-	1,391	-
Net operating earnings (loss) (non-GAAP)	$9,652	$10,088	$8,767	$28,544	$24,406

Operating earnings per share - Basic	$0.39	$0.41	$0.34	$1.14	$0.94
Operating earnings per share - Diluted	0.39	0.41	0.34	1.14	0.94

Operating ROA	0.95%	1.01%	0.87%	0.95%	0.83%
Operating ROE	9.08%	9.52%	8.06%	8.98%	7.67%
Operating ROTCE	10.97%	11.51%	9.81%	10.86%	9.40%

Operating Efficiency Ratio FTE (non-GAAP)
Net Interest Income (GAAP)	$37,858	$37,403	$38,762	$113,014	$115,196
FTE adjustment	1,316	1,295	1,052	3,868	3,133
Net Interest Income (FTE)	$39,174	38,698	39,814	116,882	118,329
Noninterest Income (GAAP)	9,216	11,299	10,502	30,349	29,232
Noninterest Expense (GAAP)	$34,132	$34,283	$33,268	$101,915	$99,143
Merger and conversion related expense	473	919	-	1,393	-
Noninterest Expense (Non-GAAP)	$33,659	$33,364	$33,268	$100,522	$99,143

Operating Efficiency Ratio FTE (non-GAAP)	69.56%	66.73%	66.12%	68.28%	67.19%

Community Bank Segment Operating Efficiency Ratio FTE (non-GAAP)
Net Interest Income (GAAP)	$37,465	$36,960	$38,428	$111,612	$114,258
FTE adjustment	1,315	1,294	1,052	3,868	3,133
Net Interest Income (FTE)	$38,780	38,254	39,480	115,480	117,391
Noninterest Income (GAAP)	7,322	6,798	5,863	20,266	18,228
Noninterest Expense (GAAP)	$29,904	$29,793	$29,709	$89,242	$89,780
Merger and conversion related expense	473	919	-	1,393	-
Noninterest Expense (Non-GAAP)	$29,431	$28,874	$29,709	$87,849	$89,780

Operating Efficiency Ratio FTE (non-GAAP)	63.84%	64.09%	65.52%	64.72%	66.20%

Tangible Common Equity
Ending equity	$433,671	$428,429	$442,949	$433,671	$442,949
Less: Ending trademark intangible	-	-	133	-	133
Less: Ending goodwill	59,400	59,400	59,400	59,400	59,400
Less: Ending core deposit intangibles	12,900	13,821	16,966	12,900	16,966
Ending tangible common equity	$361,371	$355,208	$366,450	$361,371	$366,450

Average equity	$431,312	$434,640	$440,122	$434,620	$432,138
Less: Average trademark intangible	-	-	181	2	281
Less: Average goodwill	59,400	59,400	59,400	59,400	59,400
Less: Average core deposit intangibles	13,343	14,266	17,546	14,270	18,768
Average tangible common equity	$358,569	$360,974	$362,995	$360,948	$353,689

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

	September 30,	December 31,	September 30,
	2013	2012	2012
Gross loans	$3,002,246	$2,966,847	$2,908,510
Less: acquired loans without additional credit deterioration	(395,095)	(474,252)	(505,362)
Gross loans, net of acquired	$2,607,151	$2,492,595	$2,403,148
Allowance for loan losses	$33,877	$34,916	$39,894
Allowance for loan losses ratio	1.13%	1.18%	1.37%
Allowance for loan losses ratio, net of acquired	1.30%	1.40%	1.66%

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

Assumptions used in the model are derived from historical trends and management’s outlook and include loan and deposit growth rates and projected yields and rates. Such assumptions are monitored by management and periodically adjusted as appropriate. All maturities, calls, and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage-backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are reflected in the different rate scenarios.

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended September 30, 2013 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+300 basis points	(0.87)	(1,395)
+200 basis points	(0.60)	(964)
+100 basis points	(0.60)	(953)
Most likely rate scenario	-	-
-100 basis points	(2.12)	(3,393)
-200 basis points	(5.38)	(8,601)
-300 basis points	(7.00)	(11,183)

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended September 30, 2013 (dollars in thousands):

	Change In Economic Value of Equity
	%	$
Change in Yield Curve:
+300 basis points	(11.09)	(67,315)
+200 basis points	(6.91)	(41,972)
+100 basis points	(3.17)	(19,272)
Most likely rate scenario	-	-
-100 basis points	(0.87)	(5,279)
-200 basis points	(5.47)	(33,224)
-300 basis points	(7.87)	(47,777)

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Litigation Relating to the StellarOne Acquisition

In a joint press release issued on June 10, 2013, the Company announced the signing of a definitive merger agreement for the acquisition of StellarOne Corporation. The Company expects to close the merger on or around January 1, 2014, subject to customary closing conditions, including regulatory and shareholder approvals. On June 14, 2013, Jaclyn Crescente, individually and on behalf of all other StellarOne shareholders, filed a class action complaint against StellarOne, its current directors, StellarOne Bank and the Company, in the U.S. District Court for the Western District of Virginia, Charlottesville Division (Case No. 3:13-cv-00021-NKM). The complaint alleges that the StellarOne directors breached their fiduciary duties by approving the merger with the Company, and that the Company aided and abetted in such breaches of duty. The complaint seeks, among other things, an order enjoining the defendants from proceeding with or consummating the merger, as well as other equitable relief and/or money damages in the event that the transaction is completed. StellarOne and the Company believe that the claims are without merit.

ITEM 1A – RISK FACTORS

The following risk factors should be considered in addition to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Such factors relate to the Company’s pending merger with StellarOne Corporation.

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

Integration in connection with a merger is sometimes difficult, and there is a risk that integrating the Company and StellarOne may take more time and resources than the Company expects. The Company’s ability to integrate StellarOne and its future success depend in large part on the ability of members of its Board of Directors and executive officers to work together effectively. After the merger, the Company will be governed by a Board of Directors comprised of 19 directors, of which 11 are current directors of the Company and eight are current directors of StellarOne. Additionally, after the merger, Dr. Raymond D. Smoot, Jr., current chairman of StellarOne’s Board of Directors, will serve as chairman of the Company’s Board of Directors and Ronald L. Hicks, the current chairman of the Company’s Board, will serve as vice chairman of the Company’s Board. Further, any current StellarOne directors who are not selected to serve on the Company’s Board of Directors will be offered a Board position with Union First Market Bank, the Company’s wholly owned subsidiary bank (the “Bank”) in connection with the subsidiary bank merger. Members of the Company’s executive management team are expected to remain in their current positions. Disagreements among Board members and executive management could arise in connection with integration issues, strategic considerations and other matters. As a result, there is a risk that the Company’s Board of Directors and executive officers may not be able to operate effectively, which would affect adversely the Company’s ability to integrate the operations of the Company and StellarOne successfully and the Company’s future operating results.

The Company may not be able to effectively integrate the operations of StellarOne Bank into Union First Market Bank.

The future operating performance of the Company and the Bank will depend, in part, on the success of the merger of the Bank and StellarOne Bank, which is expected to occur in May 2014. The success of the merger of the banks will, in turn, depend on a number of factors, including the Company’s ability to: (i) integrate the operations and branches of the Bank and StellarOne Bank; (ii) retain the deposits and customers of the Bank and StellarOne Bank; (iii) control the incremental increase in noninterest expense arising from the merger in a manner that enables the combined bank to improve its overall operating efficiencies; and (iv) retain and integrate the appropriate personnel of StellarOne Bank into the operations of the Bank, as well as reducing overlapping bank personnel. The integration of the Bank and StellarOne Bank following the subsidiary bank merger will require the dedication of the time and resources of the banks’ management, and may temporarily distract managements’ attention from the day-to-day business of the banks. If the Bank is unable to successfully integrate StellarOne Bank, the Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

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

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company and StellarOne. These uncertainties may impair the Company’s and StellarOne’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company and StellarOne to seek to change existing business relationships with the Company and StellarOne. Retention of certain employees by the Company and StellarOne may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the Company or StellarOne. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or StellarOne, the Company’s or StellarOne’s business, or the business of the Company following the merger, could be harmed. In addition, subject to certain exceptions, the Company and StellarOne have each agreed to operate its business in the ordinary course prior to closing and refrain from taking certain specified actions until the merger occurs.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

On February 28, 2013, the Company’s Board of Directors authorized a share repurchase program to purchase up to 750,000 shares of the Company’s common stock on the open market or in private transactions. The authorization permits management to repurchase the Company’s shares from time to time at management’s discretion. The repurchase program is authorized through December 31, 2013. No purchases of the Company’s common stock were made during the three month period ended September 30, 2013 by or on behalf of the Company or any affiliated purchaser. As of September 30, 2013, 250,000 shares remain available for repurchase under the share repurchase program.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of June 9, 2013, between Union First Market Bankshares Corporation and StellarOne Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 12, 2013).

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013, December 31, 2012 and September 30, 2012 ,(ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and September 30, 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and September 30, 2012, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012 and (v) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union First Market Bankshares Corporation
(Registrant)

Date: November 7, 2013	By:	/s/ G. William Beale
G. William Beale,
President and Chief Executive Officer
(principal executive officer)

Date: November 7, 2013	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

- 76 -