Form 10-K
period 2013-12-31
UNION FIRST MARKET BANKSHARES CORP
filed 2014-03-11
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $494,929,402 based on the closing share price on that date of $20.59 per share.

The number of shares of common stock outstanding as of March 4, 2014 was 46,858,764.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

UNION FIRST MARKET BANKSHARES CORPORATION

FORM 10-K

ii

Glossary of Acronyms

ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union First Market Bank
the Subsidiary Banks	–	Union First Market Bank and StellarOne Bank
BHCA	–	Bank Holding Company Act of 1956
CDARS	–	Certificates of Deposit Account Registry Service
CFPB	–	Consumer Financial Protection Bureau
the Company	–	Union First Market Bankshares Corporation
COSO	–	Committee of Sponsoring Organizations
CRA	–	Community Reinvestment Act of 1977
DIF	–	Deposit Insurance Fund
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
ESOP	–	Employee Stock Ownership Plan
Exchange Act	–	Securities Exchange Act of 1934
FASB	–	Financial Accounting Standards Board
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FDIA	–	Federal Deposit Insurance Act
FDIC	–	Federal Deposit Insurance Corporation
FDICIA	–	Federal Deposit Insurance Corporation Improvement Act
FHLB	–	Federal Home Loan Bank of Atlanta
FICO	–	Financing Corporation
FMB	–	First Market Bank
FRB or Federal Reserve	–	Board of Governors of the Federal Reserve System
HELOC	–	Home equity line of credit
LIBOR	–	London Interbank Offered Rate
NPA	–	Nonperforming assets
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCA	–	Prompt Corrective Action
SCC	–	Virginia State Corporation Commission
SEC	–	Securities and Exchange Commission
StellarOne	–	StellarOne Corporation
TDR	–	Troubled debt restructuring
Treasury	–	U.S. Department of the Treasury
UIG	–	Union Insurance Group, LCC
UISI	–	Union Investment Services, Inc.
UMG	–	Union Mortgage Group, Inc.
GAAP	–	Accounting principles generally accepted in the United States

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise and are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events.  Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic and bank industry conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, stock and bond markets, accounting standards or interpretations of existing standards, mergers and acquisitions, technology, and consumer spending and savings habits.  More information is available on the Company’s website, http://investors.bankatunion.com and on the SEC’s website, www.sec.gov. The information on the Company’s website is not a part of this Form 10-K. The Company does not intend or assume any obligation to update or revise any forward-looking statements that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1. - BUSINESS.

GENERAL

The Company is a financial holding company and a bank holding company organized under Virginia law and registered under the BHCA. The Company, headquartered in Richmond, Virginia is committed to the delivery of financial services through its community bank subsidiaries Union First Market Bank and StellarOne Bank and three non-bank financial services affiliates. The Company’s bank subsidiaries and non-bank financial services affiliates are:

Community Bank
Union First Market Bank	Richmond, Virginia
StellarOne Bank	Charlottesville, Virginia

Financial Services Affiliates
Union Mortgage Group, Inc.	Glen Allen, Virginia
Union Investment Services, Inc.	Ashland, Virginia
Union Insurance Group, LLC	Richmond, Virginia

History

The Company was formed in connection with the July 1993 merger of Northern Neck Bankshares Corporation and Union Bancorp, Inc. Although the Company was formed in 1993, certain of the community banks that were acquired and ultimately merged to form what is now Union First Market Bank were among the oldest in Virginia.

The table below indicates the year each community bank was formed, acquired by the Company and merged into what is now Union First Market Bank (except StellarOne Bank).

	Formed	Acquired	Merged
Union Bank and Trust Company	1902	n/a	2010
Northern Neck State Bank	1909	1993	2010
King George State Bank	1974	1996	1999
Rappahannock National Bank	1902	1998	2010
Bay Community Bank	1999	de novo bank	2008
Guaranty Bank	1981	2004	2004
Prosperity Bank & Trust Company	1986	2006	2008
First Market Bank, FSB	2000	2010	2010
StellarOne Bank	1900	2014	—

On January 1, 2014, the Company acquired StellarOne, a bank holding company based in Charlottesville, Virginia, in an all stock transaction pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of June 9, 2013, between the Company and StellarOne, and a related Plan of Merger (together, the “StellarOne Merger Agreement”). As a result of the transaction, StellarOne’s former bank subsidiary, StellarOne Bank, became a wholly owned bank subsidiary of the Company. The Company expects to operate StellarOne Bank as a separate wholly-owned bank subsidiary until May 2014, at which time StellarOne Bank is expected to be merged with and into Union First Market Bank.

The Company’s operations center is located in Ruther Glen, Virginia.

The Company elected to be treated as a financial holding company by the Federal Reserve in September 2013.

Product Offerings and Market Distribution

The Company is the largest community banking organization headquartered in Virginia in terms of asset size, and provides full service banking and other financial services to the Northern, Central, Rappahannock, Roanoke Valley, Shenandoah, Tidewater, and Northern Neck regions of Virginia. The Subsidiary Banks operate 144 locations in the counties of Albemarle, Augusta, Bedford, Buena Vista, Caroline, Chesterfield, Culpeper, Essex, Fairfax, Fauquier, Floyd, Fluvanna, Franklin, Frederick, Giles, Hanover, Henrico, James City, King George, King William, Lancaster, Loudoun, Madison, Montgomery, Nelson, Northumberland, Orange, Pulaski, Rappahannock, Richmond, Roanoke, Rockbridge, Rockingham, Spotsylvania, Stafford, Warren, Westmoreland, Wythe, and York, and the independent cities of Bedford, Charlottesville, Colonial Heights, Covington, Fredericksburg, Harrisonburg, Lynchburg, Newport News, Radford, Richmond, Roanoke, Salem, Staunton, Virginia Beach, and Waynesboro.

The Subsidiary Banks are full service community banks offering consumers and businesses a wide range of banking and related financial services, including checking, savings, certificates of deposit and other depository services, as well as loans for commercial, industrial, residential mortgage and consumer purposes. The Subsidiary Banks issue credit cards and delivers ATM services through the use of reciprocally shared ATMs in the major ATM networks as well as remote ATMs for the convenience of customers and other consumers. The Subsidiary Banks also offer internet banking services and online bill payment for all customers, whether retail or commercial. The Subsidiary Banks also offer private banking and trust services to individuals and corporations through a Wealth Management Group.

UISI has provided securities, brokerage and investment advisory services since its formation in February 1993. UISI has 9 offices within the Bank’s trade area and is a full service investment company handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial planning. Securities are offered through a third party contractual arrangement with Raymond James Financial Services, Inc., an independent broker dealer.

As of December 31, 2013, UMG has offices in Virginia (13), Maryland (3), North Carolina (6), and South Carolina (1). UMG is also licensed to do business in selected states throughout the Mid-Atlantic and Southeast, as well as Washington, D.C.  It provides a variety of mortgage products to customers in those areas. The mortgage loans originated by UMG generally are sold in the secondary market through purchase agreements with institutional investors.

UIG, an insurance agency, is owned by the Bank and UMG. This agency operates in a joint venture with Bankers Insurance, LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association. UIG generates revenue through sales of various insurance products, including long term care insurance and business owner policies.

SEGMENTS

The Company has two reportable segments: its traditional full service community banking business and its mortgage loan origination business. For more financial data and other information about each of the Company’s operating segments, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, “Community Bank Segment” and “Mortgage Segment,” and to Note 17 “Segment Reporting Disclosures” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

On January 1, 2014, the Company acquired StellarOne in an all stock transaction pursuant to the terms and conditions of the StellarOne Merger Agreement. Pursuant to the StellarOne Merger Agreement, StellarOne’s common shareholders received 0.9739 shares of the Company’s common stock in exchange for each share of StellarOne’s common stock, resulting in the Company issuing 22,147,874 common shares. As a result of the transaction, StellarOne’s former bank subsidiary, StellarOne Bank, became a wholly owned bank subsidiary of the Company. The Company expects to operate StellarOne Bank as a separate wholly-owned bank subsidiary until May 2014, at which time StellarOne Bank is expected to be merged with and into the Bank. Further information about the StellarOne acquisition can be found in Note 20 “Subsequent Events”. As part of the acquisition plan and cost control efforts, the Company has decided to consolidate 13 overlapping bank branches into nearby locations during 2014.  In all cases, customers will be able to use branches within close proximity or continue to use the Subsidiary Banks’ other delivery channels including internet and mobile banking.

In June 2011, the Bank opened seven in-store bank branches in MARTIN’S Food Markets located in Harrisonburg, Waynesboro, Staunton, Winchester (2), Culpeper, and Stephens City, Virginia. The Bank currently operates in-store bank branches in 28 MARTIN’S Food Markets through its acquisition of FMB primarily in the Richmond area market.

In May 2011, the Company acquired deposits of approximately $48.9 million and loans of approximately $70.8 million at book value through the acquisition of the Harrisonburg, Virginia branch of NewBridge Bank. The Bank retained the commercial loan operation team from the branch and all employees of the branch. The transaction also included the purchase of a real estate parcel/future branch site in Waynesboro, Virginia.

On February 1, 2010, the Company acquired First Market Bank, FSB, a privately held federally chartered savings bank based in Richmond, Virginia, in an all stock transaction. Upon the acquisition, FMB became a state chartered commercial bank subsidiary of the Company until it merged with Union Bank and Trust Company in March 2010 and the combined bank began to operate under the name Union First Market Bank.

During 2011 and 2012, the Bank conducted a performance and opportunity analysis of its branch network.  As a result, the Company decided to consolidate bank branches into nearby locations during 2012.  The Company closed eight branches located in Charlottesville, Mechanicsville, Port Royal, Fredericksburg, Williamsburg, Northumberland County, and two located in Fairfax County. In all cases, customers could use branches within close proximity or continue to use the Bank’s other delivery channels including internet and mobile banking.

EMPLOYEES

As of December 31, 2013, the Company had approximately 1,025 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations, and other support personnel. Of this total, 175 were mortgage segment personnel. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company provides employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid time off, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive plans, deferred compensation plans for officers and key employees, an ESOP and a 401(k) plan with employer match.

COMPETITION

The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, credit unions, other independent community banks, as well as consumer finance companies, mortgage companies, loan production offices, mutual funds and life insurance companies. Competition for deposits and loans is affected by various factors including interest rates offered, the number and location of branches and types of products offered, and the reputation of the institution. Credit unions increasingly have been allowed to expand their membership definitions and, because they enjoy a favorable tax status, have been able to offer more attractive loan and deposit pricing. The Company’s non-bank affiliates also operate in highly competitive environments. The Company believes its community bank framework and philosophy provide a competitive advantage, particularly with regard to larger national and regional institutions, allowing the Company to compete effectively. The Company’s community bank segment generally has strong market shares within the markets it serves. The Company’s deposit market share in Virginia was 1.96% of total bank deposits as of June 30, 2013.

ECONOMY

The economy in the Company’s footprint showed some signs of improvement during 2013, though growth remains sluggish and unemployment continues to be elevated by historical standards. Interest rates steepened somewhat, but continue to be low relative to historical rates. Housing starts and sales improved in 2013; however, higher long term interest rates may suppress continued progress in the housing market. The continued weakness in employment, continued low rates, and the burden of regulatory requirements enacted in response to the most recent financial crisis made for a challenging 2013 for the Company and for community banks in general. The effects of federal sequestration and spending cuts on Virginia’s economy remain uncertain and could have significant consequences, as approximately 30% of Virginia’s economy is tied to the federal government and the state is the leader in Department of Defense contracts. Despite this uncertainty, Virginia topped Forbes’ 2013 list of the Best States for Business. In response to the continued slow economic recovery during 2013, the Company’s management focused significant attention on managing nonperforming assets and controlling costs, while working with borrowers to mitigate and protect against risk of loss.

SUPERVISION AND REGULATION

The Company and its bank subsidiaries are extensively and increasingly regulated under both federal and state laws. The following description briefly addresses certain historic and current provisions of federal and state laws and certain regulations, proposed regulations, and the potential impacts on the Company and the Subsidiary Banks. To the extent statutory or regulatory provisions or proposals are described in this report, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Regulatory Reform – The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act significantly restructured the financial regulatory regime in the United States and has a broad impact on the financial services industry. The Dodd-Frank Act provides for new and stronger capital standards that, among other things, eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company. The Dodd-Frank Act also permanently raises deposit insurance levels to $250,000. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments are now calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the Deposit Insurance Fund of the FDIC was raised to 1.35%. The Dodd-Frank Act also established the CFPB as an independent bureau of the Board of Governors of the FRB. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of the Subsidiary Banks will be enforced by the Federal Reserve.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, certain of the act’s requirements have yet to be implemented. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the federal bank regulatory agencies in the future, the full extent of the impact such requirements will have on the operations of the Company and the Subsidiary Banks is unclear. The changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements or otherwise adversely affect the business and financial condition of the Company and the Subsidiary Banks. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

The Company

General. As a financial holding company and a bank holding company registered under the BHCA, the Company is subject to supervision, regulation, and examination by the Federal Reserve. The Company elected to be treated as financial holding company by the Federal Reserve in September 2013. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation, and examination by the SCC.

Permitted Activities. A bank holding company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies, such as the Company, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve), without prior approval of the Federal Reserve. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status under applicable Federal Reserve capital requirements. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve regulations. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. If the company does not return to compliance within 180 days, the Federal Reserve may require divestiture of the holding company’s depository institutions.

In order for a financial holding company to commence any new activity permitted by the BHCA or to acquire a company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. See below under “The Subsidiary Banks – Community Reinvestment Act.”

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Banking Acquisitions; Changes in Control. The BHCA requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s performance under the CRA and its compliance with fair housing and other consumer protection laws.

Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company’s acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered its securities with the SEC under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. The Company’s common stock is registered under Section 12 of the Exchange Act.

In addition, Virginia law requires the prior approval of the SCC for (i) the acquisition of more than 5% of the voting shares of a Virginia bank or any holding company that controls a Virginia bank, or (ii) the acquisition by a Virginia bank holding company of a bank or its holding company domiciled outside Virginia.

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Subsidiary Banks, including times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution default. For example, under the FDICIA, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

Under the FDIA, the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Subsidiary Banks – Capital Requirements”. Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Subsidiary Banks, and such loans may be repaid from dividends paid by the Subsidiary Banks to the Company.

Limits on Dividends and Other Payments. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Subsidiary Banks. There are various legal limitations applicable to the payment of dividends by the Subsidiary Banks to the Company and to the payment of dividends by the Company to its shareholders. The Subsidiary Banks are subject to various statutory restrictions on its ability to pay dividends to the Company. Under current regulations, prior approval from the Federal Reserve is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Subsidiary Banks or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Subsidiary Banks or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of the Subsidiary Banks, or the Company, could be deemed to constitute such an unsafe or unsound practice.

Under the FDIA, insured depository institutions such as the Subsidiary Banks, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Subsidiary Banks’ current financial condition, the Company does not expect this provision will have any impact on its ability to receive dividends from the Subsidiary Banks. The Company’s non-bank subsidiaries pay dividends to the Company periodically on a non-regulated basis.

In addition to dividends it receives from the Subsidiary Banks, the Company receives management fees from its affiliated companies for expenses incurred related to external financial reporting and audit fees, investor relations expenses, board of directors fees, and legal fees related to corporate actions. These fees are charged to each subsidiary based upon various specific allocation methods measuring the estimated usage of such services by that subsidiary. The fees are eliminated from the financial statements in the consolidation process.

The Subsidiary Banks

General. The Subsidiary Banks are supervised and regularly examined by the Federal Reserve and the SCC. The various laws and regulations administered by the bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted, and location of offices. Certain of these law and regulations are referenced above under “The Company.”

Current Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the current risk-based capital requirements of the Federal Reserve, the Company and the Subsidiary Banks are required to maintain a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 1,250%, assigned by the capital regulation based on the risks believed inherent in the type of asset. At least half of the total capital is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company were 13.05% and 14.17%, respectively, as of December 31, 2013, thus exceeding the minimum requirements. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 12.43% and 13.56%, respectively, as of December 31, 2013, also exceeding the minimum requirements.

Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines provide for a minimum Tier 1 leverage ratio of 3.0% for financial holding companies and banking organizations that have the highest supervisory rating. All other banking organizations are required to maintain a minimum Tier 1 leverage ratio of 4.0% unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 leverage ratio must be at least 5.0%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has not advised the Company or the Subsidiary Banks of any specific minimum leverage ratio applicable to either entity. As of December 31, 2013, the Tier 1 leverage ratios of the Company and the Bank were 10.70% and 10.19%, respectively, well above the minimum requirements.

New Capital Requirements. On June 7, 2012, the Federal Reserve issued a series of proposed rules that would revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. On July 2, 2013, the Federal Reserve approved certain revisions to the proposals and finalized new capital requirements for banking organizations.

Effective January 1, 2015, the final rules require the Company and the Subsidiary Banks to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the current requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from current requirement); and (iv) a leverage ratio of 4.0% of total assets. These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Subsidiary Banks to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Subsidiary Banks, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

If the new minimum capital ratios described above had been effective as of December 31, 2013, based on management’s interpretation and understanding of the new rules, the Company would have remained “well capitalized” as of such date.

Deposit Insurance. Substantially all of the deposits of the Subsidiary Banks are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits. In 2013 and 2012, the Company paid only the base assessment rate for “well capitalized” institutions, which totaled $2.8 million and $2.1 million, respectively, in regular deposit insurance assessments.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the FICO bonds mature in 2017 through 2019.

Transactions with Affiliates. Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Subsidiary Banks to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Subsidiary Banks and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Subsidiary Banks generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank (“10% Shareholders”), are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Subsidiary Banks’ unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Subsidiary Banks are permitted to extend credit to executive officers.

Prompt Corrective Action. Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. The federal bank regulatory agencies have additional enforcement authority with respect to undercapitalized depository institutions. “Well capitalized” institutions may generally operate without supervisory restriction. With respect to “adequately capitalized” institutions, such banks cannot normally pay dividends or make any capital contributions that would leave it undercapitalized, they cannot pay a management fee to a controlling person if, after paying the fee, it would be undercapitalized, and they cannot accept, renew or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Subsidiary Banks meet the definition of being “well capitalized” as of December 31, 2013.

As described above in “The Subsidiary Banks – New Capital Requirements,” the new capital requirement rules issued by the Federal Reserve incorporate new requirements into the prompt corrective action framework.

Community Reinvestment Act. The Subsidiary Banks are subject to the requirements of the CRA. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods. If the Subsidiary Banks receive a rating from the Federal Reserve of less than “satisfactory” under the CRA, restrictions on operating activities would be imposed. In addition, in order for a financial holding company, like the Company, to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. The Subsidiary Banks currently have a “satisfactory” CRA rating.

Privacy Legislation. Several recent laws, including amendments to the Dodd-Frank Act, and related regulations issued by the federal bank regulatory agencies, provide new protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

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

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Subsidiary Banks. The final rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. The Company has evaluated the implications of the final rules on its investments and does not expect any material financial implications.

Under the final rules implementing the Volcker Rule, banking entities would have been prohibited from owning certain collateralized debt obligations (“CDOs”) backed by trust preferred securities (“TruPS”) as of July 21, 2015, which could have forced banking entities to recognize unrealized market losses based on the inability to hold any such investments to maturity. However, on January 14, 2014, the federal bank regulatory agencies issued an interim rule, effective April 1, 2014, exempting TruPS CDOs from the Volcker Rule if (i) the CDO was established prior to May 19, 2010, (ii) the banking entity reasonably believes that the offering proceeds of the CDO were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO on or before December 10, 2013. However, regulators are soliciting comments to the Interim Rule, and this exemption could change prior to its effective date. The Company currently does not have any impermissible holdings of TruPS CDOs under the interim rule, and therefore, will not be required to divest of any such investments or change the accounting treatment.

Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Creditors are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. To meet the mortgage credit needs of a broader customer base, the Company is predominantly an originator of mortgages that are in compliance with the Ability-to-Pay rules.

Consumer Laws and Regulations. The Subsidiary Banks are also subject to certain consumer laws and regulations issued thereunder that are designed to protect consumers in transactions with banks. These laws include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Fair Housing Act and the Servicemembers Civil Relief Act, among others. The laws and related regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The Subsidiary Banks must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

Incentive Compensation. In June 2010, the federal bank regulatory agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Subsidiary Banks, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2013, the Company and the Subsidiary Banks have not been made aware of any instances of non-compliance with the final guidance.

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

Filings with the SEC

The Company files annual, quarterly, and other reports under the Exchange Act with the SEC. These reports and this Form 10-K are posted and available at no cost on the Company’s investor relations website, http://investors.bankatunion.com, as soon as reasonably practicable after the Company files such documents with the SEC. The information contained on the Company’s website is not a part of this Form 10-K. The Company’s filings are also available through the SEC’s website at www.sec.gov.

ITEM 1A. - RISK FACTORS

An investment in the Company’s securities involves risks. In addition to the other information set forth in this report, investors in the Company’s securities should carefully consider the factors discussed below. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations and capital position, and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline.

Risks Related To The Company’s Business

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally.

The community banking industry is directly affected by national, regional, and local economic conditions. The economy in the Company’s footprint showed some signs of improvement during 2013, though growth remains sluggish and unemployment continues to be elevated. The effects of federal sequestration and spending cuts on Virginia’s economy remain uncertain and could have significant consequences. Management allocates significant resources to mitigate and respond to risks associated with the current economic conditions, however, such conditions cannot be predicted or controlled. Therefore, such conditions, including a reduction in federal government spending, a flatter yield curve and extended low interest rates, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates, in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. In addition, the Company holds securities which can be significantly affected by various factors including credit ratings assigned by third parties, and an adverse credit rating in securities held by the Company could result in a reduction of the fair value of its securities portfolio and have an adverse impact on its financial condition. While general economic conditions in Virginia and the U.S. continued to improve in 2013, there can be no assurance that this improvement will continue.

Combining the Company and StellarOne may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of the merger may not be realized.

The Company and StellarOne operated independently until the completion of the merger in January 2014. The success of the merger will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining and integrating the businesses of the Company and StellarOne and to do so in a manner that permits growth opportunities and cost savings to be realized without materially disrupting existing customer relationships or decreasing revenues due to loss of customers. The integration process in the merger could result in the loss of key employees, the disruption of ongoing business, inconsistencies in standards, controls, procedures and policies that affect adversely the combined company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits and cost savings of the merger. The loss of key employees or delays or other problems in implementing planned system conversions could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Company to lose customers or cause customers to remove their accounts from the Company’s subsidiary banks and move their business to competing financial institutions. These integration matters could have an adverse effect on the Company. If the Company is not able to achieve its business objectives in the merger, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

The inability of the Company to successfully manage its growth or implement its growth strategy may adversely affect the Company’s results of operations and financial conditions.

The Company may not be able to successfully implement its growth strategy if it is unable to identify attractive markets, locations, or opportunities to expand in the future. In addition, the ability to manage growth successfully depends on whether the Company can maintain adequate capital levels, maintain cost controls, effectively manage asset quality, and successfully integrate any businesses acquired into the organization.

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

The Company may not be able to achieve fully the strategic objectives and operating efficiencies expected in an acquisition, including the Company’s recent acquisition of StellarOne. Inherent uncertainties exist in integrating the operations of an acquired entity. In addition, the markets and industries in which the Company and its potential acquisition targets operate are highly competitive. The Company may lose customers or the customers of acquired entities as a result of an acquisition; the Company may lose key personnel, either from the acquired entity or from itself; and the Company may not be able to control the incremental increase in noninterest expense arising from an acquisition in a manner that improves its overall operating efficiencies. These factors could contribute to the Company’s not achieving the expected benefits from its acquisitions within desired time frames, if at all. Future business acquisitions could be material to the Company and it may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders’ ownership interests. Acquisitions also could require the Company to use substantial cash or other liquid assets or to incur debt; the Company could therefore become more susceptible to economic downturns and competitive pressures.

Changes in interest rates could adversely affect the Company’s income and cash flows.

The Company’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment of loans, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. In addition, the Company’s ability to reflect such interest rate changes in pricing its products is influenced by competitive pressures. Fluctuations in these areas may adversely affect the Company and its shareholders. The Subsidiary Banks are often at a competitive disadvantage in managing its costs of funds compared to the large regional, super-regional, or national banks that have access to the national and international capital markets.

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

Like all financial institutions, the Company maintains an allowance for loan losses to provide for loans that its borrowers may not repay in their entirety. The Company believes that it maintains an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio as of the corresponding balance sheet date and in compliance with applicable accounting and regulatory guidance. However, the allowance for loan losses may not be sufficient to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Company’s operating results. Accounting measurements related to impairment and the loan loss allowance require significant estimates that are subject to uncertainty and changes relating to new information and changing circumstances. The significant uncertainties surrounding the ability of the Company’s borrowers to execute their business models successfully through changing economic environments, competitive challenges, and other factors complicate the Company’s estimates of the risk of loss and amount of loss on any loan. Because of the degree of uncertainty and susceptibility of these factors to change, the actual losses may vary from current estimates. The Company expects fluctuations in the loan loss provisions due to the uncertain economic conditions.

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

The Company’s loan portfolio contains construction and development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and have an adverse effect on the Company’s financial condition.

Although most of the Company’s construction and development loans are secured by real estate, the Company believes that, in the case of the majority of these loans, the real estate collateral by itself may not be a sufficient source for repayment of the loan if real estate values decline and there is a downturn in the local and national economies. If the Company is required to liquidate the collateral securing a construction and development loan to satisfy the debt, its earnings and capital may be adversely affected. A period of reduced real estate values may continue for some time, resulting in potential adverse effects on the Company’s earnings and capital.

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

When the Company completes an acquisition, often times, goodwill is recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment; the Company performs such impairment analysis at least annually. A significant adverse change in expected future cash flows or sustained adverse change in the Company’s common stock could require the asset to become impaired. If impaired, the Company would incur a charge to earnings that would have a significant impact on the results of operations. The Company’s carrying value of goodwill was approximately $59.4 million at December 31, 2013.

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

The Dodd-Frank Act provides wide-ranging changes in the way banks and financial services firms generally are regulated and affects the way the Company and its customers and counterparties do business with each other. Among other things, it requires increased capital and regulatory oversight for banks and their holding companies, changes the deposit insurance assessment system, changes responsibilities among regulators, establishes the new CFPB, and makes various changes in the securities laws and corporate governance that affect public companies, including the Company. The Dodd-Frank Act also requires numerous studies and regulations related to its implementation. The Company is continually evaluating the effects of the Dodd-Frank Act, together with implementing the regulations that have been proposed and adopted. The ultimate effects of the Dodd-Frank Act and the resulting rulemaking cannot be predicted at this time, but it has increased our operating and compliance costs in the short-term, and it could have a material adverse effect on the Company’s results of operation and financial condition.

The Company will be subject to more stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act, the short-term and long-term impact of which is uncertain.

The Company and the Subsidiary Banks are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms. If the Company and the Subsidiary Banks fail to meet these minimum capital guidelines and/or other regulatory requirements, the Company’s financial condition would be materially and adversely affected.

New regulations issued by the CFPB could adversely impact the Company’s earnings.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule effective January 10, 2014, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The new rule also contains new disclosure requirements at mortgage loan origination and in monthly statements. These requirements could limit the Company’s ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact the Company’s profitability.

The Subsidiary Banks rely upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if the Subsidiary Banks are forced to foreclose upon such loans.

A significant portion of the Subsidiary Banks’ loan portfolio consists of loans secured by real estate. The Subsidiary Banks rely upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of the Subsidiary Bank’s loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Subsidiary Banks may not be able to recover the outstanding balance of the loan.

The Company and the Subsidiary Banks rely on other companies to provide key components of its business infrastructure.

Third parties provide key components of the Company’s (and the Subsidiary Banks’) business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While the Company has selected these third party vendors carefully, it does not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third party vendor could also hurt the Company’s operations if those difficulties affect the vendor’s ability to serve the Company. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

The Company depends on the accuracy and completeness of information about clients and counterparties, and its financial condition could be adversely affected if it relies on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, the Company may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which the Company does not independently verify. The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, the Company may assume that a customer’s audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. The Company’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading.

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

Consumers may increasingly decide not to use the Subsidiary Banks to complete their financial transactions, which would have a material adverse impact on the Company’s financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

The Company is subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to the performance of the Company’s fiduciary responsibilities. Whether customer claims and legal action related to the performance of the Company’s fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is a defendant in a variety of litigation and other actions, which may have a material adverse effect on its financial condition and results of operation.

The Company may be involved from time to time in a variety of litigation arising out of its business. The Company’s insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm the Company’s reputation. Should the ultimate judgments or settlements in any litigation exceed the Company’s insurance coverage, they could have a material adverse effect on the Company’s financial condition and results of operation for any period. In addition, the Company may not be able to obtain appropriate types or levels of insurance in the future, nor may the Company be able to obtain adequate replacement policies with acceptable terms, if at all.

On November 20, 2013, the Company entered into a memorandum of understanding (the “Memorandum”) with plaintiffs regarding the settlement of certain litigation in response to the announcement of the StellarOne Merger Agreement. As described in the joint proxy statement/prospectus of Union and StellarOne dated October 22, 2013, on June 14, 2013, Jaclyn Crescente, individually and purportedly on behalf of all other StellarOne shareholders, filed a class action complaint against StellarOne, its current directors, StellarOne Bank (the “StellarOne Defendants”) and the Company, in the U.S. District Court for the Western District of Virginia, Charlottesville Division (the “Court”) (Case No. 3:13-cv-00021-NKM). The complaint alleges that the StellarOne directors breached their fiduciary duties by approving the merger with the Company, and that the Company aided and abetted in such breaches of duty. The complaint seeks, among other things, an order enjoining the defendants from proceeding with or consummating the merger, as well as other equitable relief and/or money damages in the event that the transaction is completed. Under the terms of the Memorandum, the Company, the StellarOne Defendants and the plaintiffs have agreed to settle the lawsuit and release the defendants from all claims made by the plaintiffs relating to the merger, subject to approval by the Court. If the Court approves the settlement contemplated by the Memorandum, the lawsuit will be dismissed with prejudice. The parties to the Memorandum have agreed that final resolution by the Court of any fee petition will not be a precondition to the dismissal of the lawsuit. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement, even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the Memorandum may be terminated.

Risks Related To The Company’s Securities

The Company’s ability to pay dividends depends upon the results of operations of its subsidiaries.

The Company is a financial holding company and a bank holding company that conducts substantially all of its operations through the Subsidiary Banks and other subsidiaries. As a result, the Company’s ability to make dividend payments on its common stock depends primarily on certain federal regulatory considerations and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory restrictions on the ability of the Subsidiary Banks to pay dividends or make other payments to the Company. Although the Company has historically paid a cash dividend to the holders of its common stock, holders of the common stock are not entitled to receive dividends, and regulatory or economic factors may cause the Company’s board of directors to consider, among other things, the reduction of dividends paid on the Company’s common stock.

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

The Company’s Articles of Incorporation and Bylaws and the Virginia Stock Corporation Act contain certain provisions designed to enhance the ability of the Company’s board of directors to deal with attempts to acquire control of the Company. These provisions and the ability to set the voting rights, preferences, and other terms of any series of preferred stock that may be issued, may be deemed to have an anti-takeover effect and may discourage takeovers (which certain shareholders may deem to be in their best interest). To the extent that such takeover attempts are discouraged, temporary fluctuations in the market price of the Company’s common stock resulting from actual or rumored takeover attempts may be inhibited. These provisions also could discourage or make more difficult a merger, tender offer, or proxy contest, even though such transactions may be favorable to the interests of shareholders, and could potentially adversely affect the market price of the Company’s common stock.

The current economic conditions may cause volatility in the Company’s common stock value.

In the current economic environment, the value of publicly traded stocks in the financial services sector has been volatile. However, even in a more stable economic environment the value of the Company’s common stock can be affected by a variety of factors such as excepted results of operations, actual results of operations, actions taken by shareholders, news or expectations based on the performance of others in the financial services industry, and expected impacts of a changing regulatory environment. These factors not only impact the value of the Company’s common stock but could also affect the liquidity of the stock given the Company’s size, geographical footprint, and industry.

ITEM 1B. - UNRESOLVED STAFF COMMENTS.

The Company does not have any unresolved staff comments to report for the year ended December 31, 2013.

ITEM 2. - PROPERTIES.

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Effective October 31, 2011, the corporate headquarters was relocated from 111 Virginia Street, Suite 200, Richmond, Virginia to 1051 East Cary Street, Suite 1200, Richmond, Virginia. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. At December 31, 2013, the Bank operated 90 branches throughout Virginia. All of the offices of UMG are leased, either through a third party or within a Bank branch. The vast majority of the offices of UISI are located within the retail branch properties. The Company’s operations center is in Ruther Glen, Virginia. See the Note 1 “Summary of Significant Accounting Policies” and Note 4 “Bank Premises and Equipment” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases.

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

ITEM 4. - MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates the performance graph by reference therein.

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2013, with (1) the Total Return Index for the NASDAQ Stock Market and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100 was invested on December 31, 2008 in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Union First Market Bankshares Corporation

		Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Union First Market Bankshares Corporation	100.00	51.04	62.02	57.10	69.52	112.23
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
NASDAQ Bank	100.00	83.70	95.55	85.52	101.50	143.84

Source: SNL Financial Corporation LC, Charlottesville, VA (2014)

Information on Common Stock, Market Prices and Dividends

There were 24,976,434 shares of the Company’s common stock outstanding at the close of business on December 31, 2013, which were held by 2,378 shareholders of record. The closing price of the Company’s common stock on December 31, 2013 was $24.81 per share compared to $15.77 on December 31, 2012.

The following table summarizes the high and low sales prices and dividends declared for quarterly periods during the years ended December 31, 2013 and 2012.

					Dividends
	Sales Prices				Declared
	2013		2012		2013	2012
	High	Low	High	Low
First Quarter	$20.25	$15.87	$14.93	$13.00	$0.13	$0.07
Second Quarter	21.40	18.01	14.75	13.08	$0.13	$0.08
Third Quarter	23.54	20.48	15.81	14.31	$0.14	$0.10
Fourth Quarter	26.29	22.99	16.29	14.23	$0.14	$0.12
					$0.54	$0.37

Regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2013 are set forth in Note 19, “Parent Company Financial Information,” contained in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I., Item 1 - Business, of this Form 10-K under the headings “Supervision and Regulation – The Company - Limits on Dividends and Other Payments.”

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

In February 2012, the Company was authorized to enter into a stock purchase agreement with James E. Ukrop, then a member of the Company’s Board of Directors, and a trust related to Mr. Ukrop. Pursuant to the agreement, the Company repurchased 335,649 shares of its common stock for an aggregate purchase price of $4,363,437, or $13.00 per share. The repurchase was funded with cash on hand. The Company transferred 115,384 of the repurchased shares to its ESOP for $13.00 per share. The remaining 220,265 shares were retired. On February 6, 2012, the Company filed a Current Report on Form 8-K with respect to the agreement and repurchase.

In December 2012, the Company was authorized to repurchase up to 750,000 shares of the Company’s common stock on the open market or in private transactions. Subsequently, in December 2012, the Company entered into an agreement to purchase 750,000 shares of its common stock from Markel Corporation, the Company’s largest shareholder at that time, for an aggregate purchase price of $11,580,000, or $15.44 per share. Steven A. Markel was a director of the Company and Vice Chairman of Markel Corporation at that time. The repurchase was funded with cash on hand and the Company retired the shares. On December 12 and 21, 2012, the Company filed Current Reports on Form 8-K with respect to the authorization and repurchase.

In March 2013, the Company entered into an agreement to purchase 500,000 shares of its common stock from Markel Corporation, at that time the Company’s largest shareholder, for an aggregate purchase price of $9,500,000, or $19.00 per share. Steven A. Markel was a director of the Company and Vice Chairman of Markel Corporation at that time. The repurchase was funded with cash on hand and the shares were retired. The Company’s authorization to repurchase an additional 250,000 shares under its current repurchase program authorization expired December 31, 2013.

On January 30, 2014, the Company received authorization from its Board of Directors to purchase up to $65.0 million of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015.

ITEM 6. – SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the Company over each of the past five years ended December 31, (dollars in thousands, except per share amounts):

	2013	2012	2011	2010	2009
Results of Operations (1)
Interest and dividend income	$172,127	$181,863	$189,073	$189,821	$128,587
Interest expense	20,501	27,508	32,713	38,245	48,771
Net interest income	151,626	154,355	156,360	151,576	79,816
Provision for loan losses	6,056	12,200	16,800	24,368	18,246
Net interest income after provision for loan losses	145,570	142,155	139,560	127,208	61,570
Noninterest income	38,728	41,068	32,964	34,217	23,442
Noninterest expenses	137,289	133,479	130,815	129,920	75,762
Income before income taxes	47,009	49,744	41,709	31,505	9,250
Income tax expense	12,513	14,333	11,264	8,583	890
Net income	$34,496	$35,411	$30,445	$22,922	$8,360

Financial Condition
Assets	$4,176,571	$4,095,865	$3,907,087	$3,837,247	$2,587,272
Loans, net of unearned income	3,039,368	2,966,847	2,818,583	2,837,253	1,874,224
Deposits	3,236,842	3,297,767	3,175,105	3,070,059	1,916,364
Stockholders' equity	438,239	435,863	421,639	428,085	282,088

Ratios
Return on average assets (1)	0.85%	0.89%	0.79%	0.61%	0.32%
Return on average equity (1)	7.91%	8.13%	6.90%	5.50%	2.90%
Efficiency ratio (FTE) (1)	70.19%	66.86%	67.55%	68.19%	70.81%
Efficiency ratio - community bank segment (FTE) (1)	65.81%	65.88%	66.84%	68.59%	71.72%
Efficiency ratio - mortgage bank segment (FTE)	130.58%	77.66%	79.20%	64.22%	63.41%
Common equity to total assets	10.49%	10.64%	10.79%	10.26%	10.90%
Tangible common equity / tangible assets	8.94%	8.97%	8.91%	8.22%	8.64%

Asset Quality
Allowance for loan losses	$30,135	$34,916	$39,470	$38,406	$30,484
Nonaccrual loans	$15,035	$26,206	$44,834	$61,716	$22,348
Other real estate owned	$34,116	$32,834	$32,263	$36,122	$22,509
ALL / total outstanding loans	0.99%	1.18%	1.40%	1.35%	1.63%
ALL / total outstanding loans, adjusted for acquisition accounting (1)	1.10%	1.35%	1.71%	1.82%	N/A
ALL / nonperforming loans	200.43%	133.24%	88.04%	62.23%	136.41%
NPAs / total outstanding loans	1.62%	1.99%	2.74%	3.45%	2.39%
Net charge-offs / total outstanding loans	0.36%	0.56%	0.56%	0.58%	0.71%
Provision / total outstanding loans	0.20%	0.41%	0.60%	0.86%	0.97%

Per Share Data
Earnings per share, basic (1)	$1.38	$1.37	$1.07	$0.83	$0.19
Earnings per share, diluted (1)	1.38	1.37	1.07	0.83	0.19
Cash dividends paid	0.54	0.37	0.28	0.25	0.30
Market value per share	24.81	15.77	13.29	14.78	12.39
Book value per common share	17.56	17.30	16.17	15.16	15.34
Price to earnings ratio, diluted	17.98	11.51	12.42	17.81	65.21
Price to book value ratio	1.41	0.91	0.82	0.98	0.81
Dividend payout ratio	39.13%	27.01%	26.17%	30.12%	157.89%
Weighted average shares outstanding, basic	24,975,077	25,872,316	25,981,222	25,222,565	15,160,619
Weighted average shares outstanding, diluted	25,030,711	25,900,863	26,009,839	25,268,216	15,201,993

(1) Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", section "Non GAAP Measures" for supplemental performance measures which the Company believes may be useful to investors as they exclude non-operating adjustments resulting from acquisitions and allow investors to see the combined economic results of the organization. These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. Operating metrics, which exclude acquisition-related costs, including operating earnings, return on average assets, return on average equity, efficiency ratio, and earnings per share are shown for the years ended December 31, 2013, 2012, and 2011 only.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of the Company and its subsidiaries. This discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and the “Notes to the Consolidated Financial Statements” presented in Item 8 “Financial Statements and Supplementary Data” contained in this Form 10-K.

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

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews consist of reviews by its Internal Audit group and reviews performed by an independent third party. Upon origination, each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator. Consumer loans are generally not risk rated; the primary credit quality indicator for this portfolio segment is delinquency status. The Company has various committees that review and ensure that the allowance for loan losses methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.

The Company’s ALL consists of specific, general, and unallocated components.

Specific Reserve Component - The specific reserve component relates to impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Upon being identified as impaired, for loans not considered to be collateral dependent, an allowance is established when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. Nonaccrual loans under $100,000 and other impaired loans under $500,000 are aggregated based on similar risk characteristics. The level of credit impairment within the pool(s) is determined based on historical loss factors for loans with similar risk characteristics, taking into consideration environmental factors specifically related to the underlying pool. The impairment of collateral dependent loans is measured based on the fair value of the underlying collateral (based on independent appraisals), less selling costs, compared to the carrying value of the loan. If the Company determines that the value of an impaired collateral dependent loan is less than the recorded investment in the loan, it either recognizes an impairment reserve as a specific component to be provided for in the allowance for loan losses or charge-off the deficiency if it is determined that such amount represents a confirmed loss. Typically, a loss is confirmed when the Company is moving towards foreclosure (or final disposition) of the underlying collateral, the collateral deficiency has not improved for two consecutive quarters, or when there is a payment default of 180 days, whichever occurs first.

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
Charge-off levels in portfolio
Credit concentrations / nature and volume of the portfolio

Unallocated Component – This component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At December 31, 2013, there were no material amounts considered unallocated as part of the allowance for loan losses.

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

RESULTS OF OPERATIONS

Executive Overview

•	The Company reported net income of $34.5 million and earnings per share of $1.38 for its year ended December 31, 2013. Excluding after-tax acquisition-related costs of $2.0 million, operating earnings(1) for the year were $36.5 million and operating earnings per share(1) were $1.46. The annual results represent an increase of $1.1 million, or 3.2%, in operating earnings and $0.09 per share, or 6.6%, from 2012 levels. The year to date financial results do not include the financial results of StellarOne, which the Company acquired on January 1, 2014, and are prior to the effective date of the merger with StellarOne.
•	The Company’s community banking segment reported operating earnings of $39.2 million (or $1.57 per share), an increase of $6.3 million (or $0.30 per share) from the prior year. The Company’s mortgage segment reported a net loss of $2.7 million, a decrease of $5.2 million, from net income of $2.5 million in the prior year.
•	The Company experienced continued improvement in asset quality with reduced levels of impaired loans, troubled debt restructurings, past due loans, and nonperforming assets, which were at their lowest levels since the fourth quarter of 2009.
•	Net charge-offs and the loan loss provision, as well as their respective ratios of net charge-offs to total loans and provision to total loans decreased from the prior year. The allowance to nonperforming loans coverage ratio was at the highest level since the first quarter of 2008.
•	Average loans outstanding increased $109.8 million, or 3.8%, in 2013 over 2012.

(1)For a reconciliation of the non-GAAP measures operating earnings, ROA, ROE, EPS, and efficiency ratio, see “NON-GAAP MEASURES” included in this Item 7.

Net Income

Net income for the year ended December 31, 2013 decreased $915,000, or 2.6%, from $35.4 million to $34.5 million and represented earnings per share of $1.38 compared to $1.37 for the prior year. Excluding after-tax acquisition-related expenses of $2.0 million, operating earnings for 2013 were $36.5 million and operating earnings per share was $1.46. Return on average equity for the year ended December 31, 2013 was 7.91% compared to 8.13% for the prior year while return on average assets was 0.85% compared to 0.89% for the prior year; operating return on average equity for the year ended December 31, 2013 was 8.38% compared to 8.13% for the prior year while operating return on average assets was 0.90% compared to 0.89% for the prior year.

The $915,000 decrease in net income was principally a result of a decrease in net interest margin of $2.7 million related to a decline in the yield on interest-earning assets that outpaced the reduction in the cost of funds, a decrease in noninterest income of $2.4 million largely due to lower gains on sales of mortgage loans, net of commission expenses, of $4.8 million, and higher noninterest expenses of $3.8 million primarily driven by salary and benefits expenses and costs related to the StellarOne merger. These items were partially offset by a $6.1 million decrease in provision for loan losses due to continued improvement in asset quality.

Net income for the year ended December 31, 2012 increased $5.0 million, or 16.3%, from 2011. Net income available to common shareholders increased $7.6 million, or 27.5%, from 2011, which included preferred dividends and discount accretion on preferred stock of $2.7 million. Return on average equity for the year ended December 31, 2012 was 8.13% compared to 6.90% for 2011 while return on average assets was 0.89% compared to 0.79% for 2011. Earnings per share was $1.37, an increase of $0.30, or 28.0%, from $1.07 for the year ended December 31, 2011. Earnings per share included preferred dividends and discount accretion on preferred stock of $2.7 million, or $0.10 per share, in 2011.

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

Net Interest Income

Net interest income, which represents the principal source of revenue for the Company, is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of average earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income, the net interest margin, and net income.

The decline in the general level of interest rates over the last five years has placed downward pressure on the Company’s earning asset yields and related interest income. The decline in earning asset yields, however, has been offset principally by the repricing of money market deposit accounts and certificates of deposits and lower borrowing costs. The Company believes that its net interest margin will continue to decline modestly over the next several quarters as decreases in earning asset yields are projected to outpace declines in rates paid on interest-bearing liabilities.

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

	For the Year Ended
	Dollars in thousands
	12/31/13	12/31/12	Change

Average interest-earning assets	$3,716,849	$3,649,865	$66,984
Interest income (FTE)	$177,383	$186,085	$(8,702)
Yield on interest-earning assets	4.77%	5.10%	(33	)bps
Average interest-bearing liabilities	$2,914,139	$2,922,373	$(8,234)
Interest expense	$20,501	$27,508	$(7,007)
Cost of interest-bearing liabilities	0.70%	0.94%	(24	)bps
Cost of funds	0.55%	0.76%	(21	)bps
Net Interest Income (FTE)	$156,882	$158,577	$(1,695)
Net Interest Margin (FTE)	4.22%	4.34%	(12	)bps
Core Net Interest Margin (FTE) (1)	4.18%	4.24%	(6	)bps

(1) Core net interest margin (FTE) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the year ended December 31, 2013, tax-equivalent net interest income was $156.9 million, a decrease of $1.7 million, or 1.1%, when compared to the same period last year. The tax-equivalent net interest margin decreased by 12 basis points to 4.22% from 4.34% in the prior year. The decline in the net interest margin was principally due to the continued decline in accretion on the acquired net earning assets (-6 bps) and a decline in the yield on interest-earning assets that outpaced the reduction in the cost of funds (-6 bps). Lower interest-earning asset income was principally due to lower yields on loans as new loans and renewed loans were originated and repriced at lower rates and declining investment securities yields driven by cash flows from securities investments reinvested at lower yields.

	For the Year Ended
	Dollars in thousands
	12/31/12	12/31/11	Change

Average interest-earning assets	$3,649,865	$3,523,330	$126,535
Interest income (FTE)	$186,085	$193,399	$(7,314)
Yield on interest-earning assets	5.10%	5.50%	(40	)bps
Average interest-bearing liabilities	$2,922,373	$2,875,242	$47,131
Interest expense	$27,508	$32,713	$(5,205)
Cost of interest-bearing liabilities	0.94%	1.14%	(20	)bps
Cost of funds	0.76%	0.93%	(17	)bps
Net Interest Income (FTE)	$158,577	$160,686	$(2,109)
Net Interest Margin (FTE)	4.34%	4.57%	(23	)bps
Core Net Interest Margin (FTE) (1)	4.24%	4.37%	(13	)bps

(1) Core net interest margin (FTE) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the year ended December 31, 2012, tax-equivalent net interest income was $158.6 million, a decrease of $2.1 million, or 1.3%, when compared to the same period in 2011. The tax-equivalent net interest margin decreased by 23 basis points to 4.34% from 4.57% in 2011. The decline in the net interest margin was principally due to the continued decline in accretion on the acquired net earning assets (-10 bps) and a decline in the yield on interest-earning assets that outpaced the reduction in the cost of interest-bearing liabilities (-13 bps). Lower interest-earning asset income was principally due to lower yields on loans and investment securities as new loans and renewed loans were originated and repriced at lower rates, faster prepayments on mortgage backed securities, and cash flows from securities investments reinvested at lower yields. The reduction in the cost of interest-bearing liabilities was primarily driven by a shift in the mix of the Company’s deposit accounts as customers moved from certificates of deposits to transaction and money market accounts. During the third quarter of 2012, the Company modified its fixed rate convertible FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. The modification of the FHLB advances lowered the 2012 cost of interest-bearing liabilities by 3 bps subsequent to executing the modification during the third quarter of 2012.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the years indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
Assets:
Securities:
Taxable	$391,804	$8,202	2.09%	$462,996	$11,912	2.57%	$427,443	$13,387	3.13%
Tax-exempt	223,054	12,862	5.77%	179,977	11,155	6.20%	167,818	10,897	6.49%
Total securities (2)	614,858	21,064	3.43%	642,973	23,067	3.59%	595,261	24,284	4.08%
Loans, net (3) (4)	2,985,733	152,868	5.12%	2,875,916	159,682	5.55%	2,818,022	166,869	5.92%
Loans held for sale	105,450	3,433	3.26%	104,632	3,273	3.13%	53,463	2,122	3.97%
Federal funds sold	421	1	0.22%	365	1	0.24%	351	1	0.24%
Money market investments	1	-	0.00%	-	-	0.00%	96	-	0.00%
Interest-bearing deposits in other banks	10,386	17	0.17%	25,979	62	0.24%	56,137	123	0.24%
Other interest-bearing deposits	-	-	0.00%	-	-	0.00%	-	-	0.00%
Total earning assets	3,716,849	177,383	4.77%	3,649,865	186,085	5.10%	3,523,330	193,399	5.50%
Allowance for loan losses	(34,533)			(40,460)			(40,105)
Total non-earning assets	369,752			365,820			378,403
Total assets	$4,052,068			$3,975,225			$3,861,628

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Checking	$461,594	351	0.08%	$419,550	445	0.11%	$385,715	621	0.16%
Money market savings	942,127	2,345	0.25%	909,408	3,324	0.37%	849,676	5,429	0.64%
Regular savings	226,343	680	0.30%	197,228	662	0.34%	172,627	638	0.37%
Time deposits: (5)
$100,000 and over	473,244	5,751	1.22%	540,501	7,957	1.47%	573,276	9,045	1.58%
Under $100,000	488,115	4,970	1.02%	558,751	7,058	1.26%	604,172	8,613	1.43%
Total interest-bearing deposits	2,591,423	14,097	0.54%	2,625,438	19,446	0.74%	2,585,466	24,346	0.94%
Other borrowings (6)	322,716	6,404	1.98%	296,935	8,062	2.72%	289,776	8,367	2.89%
Total interest-bearing liabilities	2,914,139	20,501	0.70%	2,922,373	27,508	0.94%	2,875,242	32,713	1.14%

Noninterest-bearing liabilities:
Demand deposits	664,203			577,740			513,352
Other liabilities	37,662			39,338			31,994
Total liabilities	3,616,004			3,539,451			3,420,588
Stockholders' equity	436,064			435,774			441,040
Total liabilities and stockholders' equity	$4,052,068			$3,975,225			$3,861,628

Net interest income		$156,882			$158,577			$160,686

Interest rate spread (7)			4.07%			4.16%			4.36%
Interest expense as a percent of average earning assets			0.55%			0.76%			0.93%
Net interest margin (8)			4.22%			4.34%			4.57%

(1) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(2) Interest income on securities includes $15 thousand, $201 thousand, and $387 thousand for the year ended December 31, 2013, 2012, and 2011 in accretion of the fair market value adjustments.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $2.1 million, $3.7 million, and $6.2 million for the year ended December 31, 2013, 2012, and 2011 in accretion of the fair market value adjustments related to the acquisitions.

(5) Interest expense on certificates of deposits includes $7 thousand, $233 thousand, and $886 thousand for the year ended December 31, 2013, 2012 and 2011 in accretion of the fair market value adjustments related to the acquisitions.

(6) Interest expense on borrowings includes $489 thousand for the year ended December 31, 2013, 2012, and 2011 in amortization of the fair market value adjustments related to acquisitions.

(7) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(8) Core net interest margin excludes purchase accounting adjustments and was 4.18%, 4.24%, and 4.37% for the year ended December 31, 2013, 2012 and 2011.

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

	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(1,675)	$(2,035)	$(3,710)	$1,050	$(2,525)	$(1,475)
Tax-exempt	2,523	(816)	1,707	768	(510)	258
Total securities	848	(2,851)	(2,003)	1,818	(3,035)	(1,217)
Loans, net	5,908	(12,722)	(6,814)	3,375	(10,562)	(7,187)
Loans held for sale	25	135	160	1,678	(527)	1,151
Interest-bearing deposits in other banks	(31)	(14)	(45)	(62)	1	(61)
Total earning assets	$6,750	$(15,452)	$(8,702)	$6,809	$(14,123)	$(7,314)

Interest-Bearing Liabilities:
Interest-bearing deposits:
Checking	$42	$(136)	$(94)	$50	$(226)	$(176)
Money market savings	120	(1,099)	(979)	358	(2,463)	(2,105)
Regular savings	97	(79)	18	88	(64)	24
Certificates of deposit:
$100,000 and over	(932)	(1,274)	(2,206)	(501)	(587)	(1,088)
Under $100,000	(834)	(1,254)	(2,088)	(619)	(936)	(1,555)
Total interest-bearing deposits	(1,507)	(3,842)	(5,349)	(624)	(4,276)	(4,900)
Other borrowings	662	(2,320)	(1,658)	203	(508)	(305)
Total interest-bearing liabilities	(845)	(6,162)	(7,007)	(421)	(4,784)	(5,205)

Change in net interest income	$7,595	$(9,290)	$(1,695)	$7,230	$(9,339)	$(2,109)

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The 2013 and remaining estimated discount/premium and net accretion impact are reflected in the following table (dollars in thousands):

	Loan Accretion	Certificates of Deposit	Investment Securities	Borrowings	Total

For the year ended December 31, 2013	$2,065	$7	$15	$(489)	$1,598
For the years ending:
2014	1,459	4	-	(489)	974
2015	1,002	-	-	(489)	513
2016	557	-	-	(163)	394
2017	172	-	-	-	172
2018	19	-	-	-	19
Thereafter	132	-	-	-	132

Noninterest Income

	For the Year Ended
	Dollars in thousands
	12/31/13	12/31/12	$	%
Noninterest income:
Service charges on deposit accounts	$9,492	$9,033	$459	5.1%
Other service charges, commissions and fees	12,309	10,898	1,411	12.9%
Gains on securities transactions	21	190	(169)	NM
Gains on sales of mortgage loans, net of commissions	11,900	16,651	(4,751)	-28.5%
(Losses) gains on bank premises	(340)	2	(342)	NM
Other operating income	5,346	4,294	1,052	24.5%
Total noninterest income	$38,728	$41,068	$(2,340)	-5.7%

Mortgage segment operations	$(11,906)	$(16,660)	$4,754	-28.5%
Intercompany eliminations	670	468	202	43.2%
Community Bank segment	$27,492	$24,876	$2,616	10.5%

NM - Not Meaningful

For the year ended December 31, 2013, noninterest income decreased $2.4 million, or 5.7%, to $38.7 million, from $41.1 million a year ago. Excluding mortgage segment operations, noninterest income increased $2.6 million, or 10.5%, from last year. Service charges on deposit accounts increased $459,000 primarily related to higher overdraft and returned check fees as well as service charges on savings accounts. Other account service charges and fees increased $1.4 million due to higher net interchange fee income, revenue on retail investment products, and fees on letters of credit. Other operating income increased $1.1 million primarily related to increased income on bank owned life insurance, trust income, and other insurance-related revenues. Conversely, gains on bank premises decreased $342,000 as the Company recorded a loss in the current year on the closure of bank premises coupled with net gains in the prior year related to sale of bank premises. Gains on sales of mortgage loans, net of commissions, decreased $4.8 million driven by lower loan origination volume and lower gain on sale margins in 2013. Mortgage loan originations decreased by $154.8 million, or 14.1%, to $941.4 million in 2013 compared to $1.1 billion in 2012. Of the loan originations in the current year, 38.9% were refinances compared to 54.3% in 2012. Lower gain on sale margins were also partly due to reductions resulting from valuation reserves of $363,000 related to aged mortgage loans held-for-sale as well as a non-recurring charge of $966,000 for contractual indemnifications related to prior period errors in mortgage insurance premium calculations in certain mortgage loans.

	For the Year Ended
	Dollars in thousands
	12/31/12	12/31/11	$	%
Noninterest income:
Service charges on deposit accounts	$9,033	$8,826	$207	2.3%
Other service charges, commissions and fees	10,898	9,736	1,162	11.9%
Gains on securities transactions	190	913	(723)	NM
Other-than-temporary impairment losses	-	(400)	400	-100.0%
Gains on sales of mortgage loans, net of commissions	16,651	11,052	5,599	50.7%
(Losses) gains on bank premises	2	(996)	998	NM
Other operating income	4,294	3,833	461	12.0%
Total noninterest income	$41,068	$32,964	$8,104	24.6%

Mortgage segment operations	$(16,660)	$(11,050)	$(5,610)	50.8%
Intercompany eliminations	468	468	-	0.0%
Community Bank segment	$24,876	$22,382	$2,494	11.1%

NM - Not Meaningful

For the year ended December 31, 2012, noninterest income increased $8.1 million, or 24.6%, to $41.1 million, from $33.0 million in 2011. Gains on sales of mortgage loans, net of commissions, increased $5.6 million driven by an increase in loan origination volume, a result of additional loan originators hired in 2012 and historically low interest rates. Service charges on deposit accounts and other account fees increased $1.4 million primarily related to higher net interchange fee income, higher brokerage commissions, and higher ATM fee income. In addition, gains on bank premises increased $998,000 as the Company sold a former branch building and recorded a loss on the sale of $626,000 during 2011. Gains on securities transactions decreased $723,000 as a result of a gain on the sale of municipal securities in the prior year. Also, other-than-temporary losses of $400,000 related to a single issuer trust preferred security was recorded in the prior year. Excluding mortgage segment operations, noninterest income increased $2.5 million, or 11.1%, from the same period a year ago.

Noninterest expense

	For the Year Ended
	Dollars in thousands
	12/31/13	12/31/12	$	%
Noninterest expense:
Salaries and benefits	$70,369	$68,648	$1,721	2.5%
Occupancy expenses	11,543	12,150	(607)	-5.0%
Furniture and equipment expenses	6,884	7,251	(367)	-5.1%
OREO and credit-related expenses (1)	4,880	4,639	241	5.2%
Acquisition-related expenses	2,132	-	2,132	NM
Other operating expenses	41,481	40,791	690	1.7%
Total noninterest expense	$137,289	$133,479	$3,810	2.9%

Mortgage segment operations	$(17,703)	$(13,971)	$(3,732)	26.7%
Intercompany eliminations	670	468	202	43.2%
Community Bank segment	$120,256	$119,976	$280	0.2%

NM - Not Meaningful

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the year ended December 31, 2013, noninterest expense increased $3.8 million, or 2.9%, to $137.3 million, from $133.5 million a year ago. Excluding mortgage segment operations and acquisition-related costs of $2.1 million incurred in 2013, noninterest expense declined $1.8 million, or 1.5%, compared to 2012. Salaries and benefits expense increased $1.7 million due to costs associated with strategic investments in mortgage segment personnel in 2012 and 2013 and severance expense recorded in the current year related to the relocation of Union Mortgage Group, Inc.’s headquarters to Glen Allen, Virginia. Occupancy expenses decreased $607,000 and furniture and equipment expenses declined $367,000, primarily due to branch closures in 2012. OREO and credit-related expenses increased $241,000, or 5.2%, mainly related to valuation adjustments on OREO property in the current year. Other operating expenses increased $690,000, or 1.7%, due to increases in legal and litigation-related expenses of $1.2 million and FDIC insurance expenses of $672,000, partially offset by lower amortization expenses of $1.5 million.

	For the Year Ended
	Dollars in thousands
	12/31/12	12/31/11	$	%
Noninterest expense:
Salaries and benefits	$68,648	$62,865	$5,783	9.2%
Occupancy expenses	12,150	11,104	1,046	9.4%
Furniture and equipment expenses	7,251	6,920	331	4.8%
OREO and credit-related expenses (1)	4,639	5,668	(1,029)	-18.2%
Acquisition-related expenses	-	426	(426)	-100.0%
Other operating expenses	40,791	43,832	(3,041)	-6.9%
Total noninterest expense	$133,479	$130,815	$2,664	2.0%

Mortgage segment operations	$(13,971)	$(9,793)	$(4,178)	42.7%
Intercompany eliminations	468	468	-	0.0%
Community Bank segment	$119,976	$121,490	$(1,514)	-1.2%

NM - Not Meaningful

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the year ending December 31, 2012, noninterest expense increased $2.7 million, or 2.0%, to $133.5 million, from $130.8 million during 2011. Salaries and benefits expense increased $5.8 million due to the addition of mortgage loan originators and support personnel hired in 2012, group insurance cost increases, and severance expense recorded in the current year. Occupancy costs increased $1.0 million primarily due to the addition of mortgage offices in the first quarter of 2012 and increases in bank branch lease costs. Furniture and equipment expense increased $331,000, primarily related to equipment maintenance contracts and software amortization. Partially offsetting these increases were other operating expenses which decreased $3.5 million, or 7.8%, primarily due to reductions in FDIC insurance expense of $2.6 million resulting from changes in the assessment base and rate as well as lower core deposit intangible amortization expense of $1.2 million. OREO and related costs decreased $1.0 million, or 18.2%, during 2012 due to lower valuation adjustments and losses on sales of OREO and declines in problem loan legal fees as asset quality improved. Excluding mortgage segment operations, noninterest expense decreased $1.5 million, or 1.2%, compared to the same period in 2011.

SEGMENT INFORMATION

Community Bank Segment

2013 compared to 2012

For the year ended December 31, 2013, the community bank segment’s net income increased $4.3 million, or 13.0%, to $37.2 million when compared to the prior year; excluding after-tax acquisition-related costs of $2.0 million in 2013, net income increased $6.3 million, or 19.3%. Net interest income decreased $3.0 million, or 2.0%, to $150.0 million when compared to the prior year due to declines in the net interest margin partially offset by loan growth. In addition, the Company’s provision for loan losses was $6.1 million lower than the prior year due to continued improvement in asset quality.

Noninterest income increased $2.6 million, or 10.5%, to $27.5 million from $24.9 million last year. Service charges on deposit accounts increased $459,000 primarily related to higher overdraft and returned check fees as well as service charges on savings accounts. Other account service charges and fees increased $1.4 million due to higher net interchange fee income, revenue on retail investment products, and fees on letters of credit. Other operating income increased $1.3 million primarily related to increased income on bank owned life insurance, trust income, and other insurance-related revenues. Partially offsetting these increases were decreases in gains on sale of bank premises of $342,000, as a loss was recognized in the current year compared to gains in 2012, and lower net gains on securities of $169,000.

Noninterest expense increased $280,000, or 0.2%, to $120.3 million in 2013 from $120.0 million in 2012. Excluding acquisition-related costs of $2.1 million in 2013, noninterest expense decreased $1.8 million, or 1.5%, from the prior year. Salaries and benefits declined $475,000 related to lower equity based compensation expense. Occupancy expenses and furniture and equipment expenses declined $1.2 million and $367,000, respectively, largely due to branch closures that occurred in 2012.

2012 compared to 2011

The community bank’s net income for the year ended December 31, 2012 increased $4.1 million, or 14.0%, to $32.9 million compared to $28.8 million for the year ended December 31, 2011 principally a result of lower provision for loan losses, a reduction in FDIC insurance due to change in base assessment and rate, lower amortization on the acquired deposit portfolio, and an increase in account service charges and fees. Partially offsetting these results were higher salaries and benefits costs and lower net interest income primarily due to reductions in interest-earning assets interest income outpacing lower costs on interest-bearing liabilities. Net interest income decreased $2.0 million, or 1.3%, when compared to the same period in 2011. The tax-equivalent net interest margin decreased by 23 basis points to 4.34% from 4.57% in 2011. The decline in the net interest margin was principally due to the continued decline in accretion on the acquired net earning assets and a decline in income from interest-earning assets outpacing lower costs on interest-bearing liabilities. Lower interest-earning asset income was principally due to lower yields on loans and investment securities as new loans and renewed loans were originated and repriced at lower rates, faster prepayments on mortgage backed securities, and cash flows from securities investments were reinvested at lower yields.

Noninterest income increased $2.5 million, or 11.2%, to $24.9 million from $22.4 million during 2011. Service charges on deposit accounts and other account fees increased $1.4 million primarily related to higher net interchange fee income, higher brokerage commissions, and higher ATM fee income. In addition, gains on bank premises increased $992,000 as the Company sold a former branch building and recorded a loss on the sale of $626,000 during 2011. Gains on securities transactions decreased $723,000 as a result of a gain on the sale of municipal securities in 2011. Also, an other-than-temporary loss of $400,000 related to a single issuer trust preferred security was recorded in 2011.

Noninterest expense decreased $1.5 million, or 1.2%, to $120.0 million, from $121.5 million during 2011. Salaries and benefits expense increased $2.8 million due to group insurance cost increases and severance payments to affected employees in addition to general salary increases, resulting from merit increases and additional personnel. Occupancy costs increased $747,000 primarily due to bank branch rent increases. Partially offsetting these cost increases were other operating expenses which decreased $5.2 million, or 11.0%. Included in the reduction of other operating expenses was a $2.6 million reduction in FDIC insurance due to change in base assessment and rate, lower core deposit intangible amortization of $1.2 million, and a decrease in conversion costs related to acquisition activity during 2011.

Mortgage Segment

2013 compared to 2012

For the year ended December 31, 2013, the mortgage segment incurred a net loss of $2.7 million compared to net income of $2.5 million during the prior year, representing a decline of $5.2 million. Mortgage loan originations decreased by $154.8 million, or 14.1%, to $941.4 million from $1.1 billion during the prior year. Loan origination volume, particularly refinance volume, is highly sensitive to changes in interest rates, and was negatively affected by the higher interest rate environment in the second half of 2013 compared to the lower interest rate environment for the full year 2012. As a result, of the loan originations in the current year, 38.9% were refinances compared to 54.3% in 2012.

Related to the decline in origination volume, gains on sales of mortgage loans, net of commission expenses, decreased 28.5%, or $4.8 million. The decrease included reductions from valuation reserves of $363,000 related to aged mortgage loans held-for-sale and the non-recurring $966,000 charge for indemnification claims previously discussed. Excluding this accrual, net gains on sales of loans decreased $3.8 million, or 22.7%, driven by the 14.1% drop in mortgage loan originations and lower margins. The year to year comparative decline in net income was affected not only by the impact of the rising interest rate environment, but also the full year impact of the additional mortgage loan officers in 2013, added in the first half of 2012.

Expenses increased by $3.7 million, or 26.7%, over last year primarily due to increases in salary and benefit expenses of $2.2 million related to the addition of personnel to support mortgage loan originators in 2012, investments made in the current year to enhance the mortgage segment’s operating capabilities, and severance related to the relocation of the mortgage segment’s headquarters to Richmond. In addition, increases in expenses included higher rent expense of $563,000 related to annual rent increases, lease termination costs, and the headquarters relocation, loan-related expenses of $236,000, primarily related to appraisal and credit reporting expenses, and professional fees of $200,000.

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

BALANCE SHEET

At December 31, 2013, total assets were $4.2 billion, an increase of $80.7 million from December 31, 2012. Total cash and cash equivalents were $73.0 million at December 31, 2013, a decrease of $9.9 million from the same period last year. Investment in securities increased $91.9 million, or 15.7%, from $585.4 million at December 31, 2012 to $677.3 million at December 31, 2013. Mortgage loans held for sale were $53.2 million, a decrease of $114.5 million from December 31, 2012.

At December 31, 2013, loans (net of unearned income) were $3.0 billion, an increase of $72.5 million, or 2.4%, from December 31, 2012. Average loans outstanding increased $109.8 million, or 3.8%, from December 31, 2012.

As of December 31, 2013, total deposits were $3.2 billion, a decrease of $60.9 million, or 1.8%, when compared to December 31, 2012. The decline of year over year deposit totals was driven by decreases in time deposits of $160.9 million, partially offset by an increase of lower cost demand deposit levels of $45.8 million and an increase of NOW accounts of $43.9 million.

As of December 31, 2013, net short term borrowings increased $131.7 million, or 99.6% from December 31, 2012, primarily related to securities purchases (primarily mortgage backed and tax-free municipals) in the fourth quarter of 2013 in anticipation of the StellarOne merger. During the third quarter of 2012, the Company modified its fixed rate convertible FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million which is being amortized, as a component of interest expense on borrowing, over the life of the advances. The prepayment amount is reported as a component of long-term borrowings in the Company’s Consolidated Balance Sheet.

During the first quarter of 2013, the Company entered into an agreement to purchase 500,000 shares of its common stock from Markel Corporation, then the Company’s largest shareholder, for an aggregate purchase price of $9,500,000, or $19.00 per share. The repurchase was funded with cash on hand and the shares were retired. During the remainder of 2013, the Company did not repurchase any shares. The Company’s authorization to repurchase an additional 250,000 shares under its 2013 repurchase program authorization expired December 31, 2013.

On January 30, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015.

Securities

At December 31, 2013, the Company had total investments, in the amount of $703.4 million, or 16.8% of total assets, as compared to $606.1 million, or 14.8% of total assets, at December 31, 2012. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. All of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The table below sets forth a summary of the securities available for sale and restricted stock, at fair value for the following periods (dollars in thousands):

	2013	2012
U.S. government and agency securities	$2,153	$2,849
Obligations of states and political subdivisions	254,830	229,778
Corporate and other bonds	9,434	7,212
Mortgage-backed securities	407,362	342,174
Other securities	3,569	3,369
Total securities available for sale, at fair value	677,348	585,382

Federal Reserve Bank stock	6,734	6,754
Federal Home Loan Bank stock	19,302	13,933
Total restricted stock	26,036	20,687
Total investments	$703,384	$606,069

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. The Company determined that a single issuer trust preferred security incurred credit-related OTTI of $400,000 during the year ended December 31, 2011; there is no remaining unrealized loss for this issue as of December 31, 2013. No OTTI was recognized in 2012 or 2013. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of December 31, 2013 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years and Equity Securities	Total
U.S. government and agency securities:
Amortized cost	$-	$1,594	$-	$60	$1,654
Fair value	-	1,628	-	525	2,153
Weighted average yield (1)	-	2.78	-	-	2.67

Mortgage backed securities:
Amortized cost	209	11,839	67,865	325,476	405,389
Fair value	211	12,248	68,704	326,199	407,362
Weighted average yield (1)	4.21	2.96	2.08	2.02	2.06

Obligations of states and political subdivisions:
Amortized cost	2,965	7,463	48,870	196,037	255,335
Fair value	3,016	7,817	50,565	193,432	254,830
Weighted average yield (1)	6.96	6.32	6.19	5.29	5.51

Corporate bonds and other securities:
Amortized cost	3,617	770	-	8,709	13,096
Fair value	3,569	804	-	8,630	13,003
Weighted average yield (1)	1.99	4.99	-	4.90	4.10

Total securities available for sale:
Amortized cost	6,791	21,666	116,735	530,282	675,474
Fair value	6,796	22,497	119,269	528,786	677,348
Weighted average yield (1)	4.23	4.17	3.80	3.28	3.41

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of December 31, 2013, the Company maintained a diversified municipal bond portfolio with approximately 70% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the Commonwealth of Virginia represented 11% and issuances within the State of Texas represented 22% of the municipal portfolio; no other state had a concentration above 10%. Approximately 92% of municipal holdings are considered investment grade by Moody’s or Standard & Poor’s. The non-investment grade securities are principally insured Texas municipalities with no underlying rating. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Loan Portfolio

Loans, net of unearned income, were $3.0 billion at both December 31, 2013 and 2012. Loans secured by real estate continue to represent the Company’s largest category, comprising 83.8% of the total loan portfolio at December 31, 2013.

The following table presents the Company’s composition of loans, net of unearned income, in dollar amounts and as a percentage of total gross loans as of December 31, (dollars in thousands):

	2013		2012		2011		2010		2009
Loans secured by real estate:
Residential 1-4 family	$475,688	15.7%	$472,985	15.9%	$447,544	15.9%	$431,614	15.2%	$349,277	18.6%
Commercial	1,094,451	36.0%	1,044,396	35.2%	985,934	34.9%	924,548	32.6%	596,773	31.9%
Construction, land development and other land loans	470,684	15.5%	470,638	15.9%	444,739	15.8%	489,601	17.3%	307,726	16.4%
Second mortgages	34,891	1.1%	39,925	1.3%	55,630	2.0%	64,534	2.3%	34,942	1.9%
Equity lines of credit	302,965	10.0%	307,668	10.4%	304,320	10.8%	305,741	10.8%	182,449	9.7%
Multifamily	146,433	4.8%	140,038	4.7%	108,260	3.8%	91,397	3.2%	46,581	2.5%
Farm land	20,769	0.7%	22,776	0.8%	26,962	1.0%	26,787	0.9%	26,191	1.4%
Total real estate loans	2,545,881	83.8%	2,498,426	84.2%	2,373,389	84.2%	2,334,222	82.3%	1,543,939	82.4%

Commercial Loans	194,809	6.4%	186,528	6.3%	169,695	6.0%	180,840	6.4%	126,157	6.8%

Consumer installment loans
Personal	238,368	7.8%	222,812	7.5%	241,753	8.6%	277,184	9.8%	148,811	7.9%
Credit cards	23,211	0.8%	21,968	0.7%	19,006	0.7%	19,308	0.6%	17,743	0.9%
Total consumer installment loans	261,579	8.6%	244,780	8.2%	260,759	9.3%	296,492	10.4%	166,554	8.8%

All other loans	37,099	1.2%	37,113	1.3%	14,740	0.5%	25,699	0.9%	37,574	2.0%
Gross loans	$3,039,368	100.0%	$2,966,847	100.0%	$2,818,583	100.0%	$2,837,253	100.0%	$1,874,224	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of December 31, 2013 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Loans secured by real estate:
Residential 1-4 family	$475,688	$66,151	$73,136	$19,788	$53,348	$336,401	$204,244	$132,157
Commercial	1,094,451	169,626	95,457	88,130	7,327	829,368	556,863	272,505
Construction, land development and other land loans	470,684	318,623	8,572	5,292	3,280	143,489	120,737	22,752
Second mortgages	34,891	3,401	2,678	2,089	589	28,812	14,231	14,581
Equity lines of credit	302,965	194,977	43	-	43	107,945	17,695	90,250
Multifamily	146,433	18,490	23,644	23,644	-	104,299	83,746	20,553
Farm land	20,769	13,903	493	454	39	6,373	5,888	485
Total real estate loans	2,545,881	785,171	204,023	139,397	64,626	1,556,687	1,003,404	553,283

Commercial Loans	194,809	82,806	137	137	-	111,866	89,840	22,026

Consumer installment loans
Personal	238,368	7,326	-	-	-	231,042	105,715	125,327
Credit cards	23,211	23,211	-	-	-	-	-	-
Total consumer installment loans	261,579	30,537	-	-	-	231,042	105,715	125,327

All other loans	37,099	7,171	3,228	3,228	-	26,700	3,720	22,980
Gross loans	$3,039,368	$905,685	$207,388	$142,762	$64,626	$1,926,295	$1,202,679	$723,616

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at December 31, 2013, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction, and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

Asset Quality

Overview

During 2013, the Company continued to see improvement in asset quality with reduced levels of impaired loans, troubled debt restructurings, past due loans, and nonperforming assets, which were at their lowest levels since the fourth quarter of 2009. Net charge-offs and the loan loss provision, as well as their respective ratios of net charge-offs to total loans and provision to total loans, also decreased from the prior year. The allowance to nonperforming loans coverage ratio was at the highest level since the first quarter of 2008. The magnitude of any change in the real estate market and its impact on the Company is still largely dependent upon continued recovery of residential housing and commercial real estate and the pace at which the local economies in the Company’s operating markets improve.

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

The total recorded investment in TDRs as of December 31, 2013 was $41.8 million, a decrease of $21.7 million, or 34.2%, from $63.5 million at December 31, 2012. The decline in the TDR balance from the prior year is attributable to $13.6 million being removed from TDR status, $11.6 million in net payments, $2.4 million in transfers to OREO, and $1.9 million in charge-offs, partially offset by additions of $7.8 million. Loans removed from TDR status represent restructured loans with a market rate of interest at the time of the restructuring, which were performing in accordance with their modified terms for a consecutive twelve month period and that were no longer considered impaired. Loans removed from TDR status are collectively evaluated for impairment and due to the significant improvement in the expected future cash flows, these loans are grouped based on their primary risk characteristics, typically using the Company’s internal risk rating system as its primary credit quality indicator, and impairment is measured based on historical loss experience taking into consideration environmental factors. The significant majority of these loans have been subject to new credit decisions due to the improvement in the expected future cash flows, the financial condition of the borrower, and other factors considered during underwriting. The TDR activity during the quarter did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

Of the $41.8 million of TDRs at December 31, 2013, $34.5 million, or 82.5%, were considered performing while the remaining $7.3 million were considered nonperforming. Of the $63.5 million of TDRs at December 31, 2012, $51.5 million, or 81.1%, were considered performing while the remaining $12.0 million were considered nonperforming.

Nonperforming Assets

At December 31, 2013, nonperforming assets totaled $49.2 million, a decrease of $9.8 million, or 16.6%, from December 31, 2012. In addition, NPAs as a percentage of total outstanding loans declined 37 basis points to 1.62% from 1.99% at the end of the prior year.

The following table shows a summary of assets quality balances and related ratios as of and for the years ended December 31, (dollars in thousands):

	2013	2012	2011	2010	2009
Nonaccrual loans (excluding purchased impaired)	$15,035	$26,206	$44,834	$61,716	$22,348
Foreclosed properties	34,116	32,834	31,243	35,102	21,489
Real estate investment	-	-	1,020	1,020	1,020
Total nonperforming assets	49,151	59,040	77,097	97,838	44,857
Loans past due 90 days and accruing interest	6,746	8,843	19,911	15,332	7,296
Total nonperforming assets and Loans past due 90 days and accruing interest	$55,897	$67,883	$97,008	$113,170	$52,153

Performing Restructurings	$34,520	$51,468	$98,834	$13,086	$-

NPAs to total loans	1.62%	1.99%	2.74%	3.45%	2.39%
NPAs & loans 90 days past due to total loans	1.84%	2.29%	3.44%	3.99%	2.78%
NPAs to total loans & OREO	1.60%	1.97%	2.70%	3.40%	2.36%
NPAs & loans 90 days past due to total loans & OREO	1.82%	2.26%	3.40%	3.94%	2.75%
ALLL to nonaccrual loans	200.43%	133.24%	88.04%	62.23%	136.41%
ALLL to nonaccrual loans & loans 90 days past due	138.35%	99.62%	60.96%	49.85%	102.83%

Nonperforming assets at December 31, 2013 included $15.0 million in nonaccrual loans (excluding purchased impaired loans), a net decrease of $11.2 million, or 42.7%, from the prior year. The following table shows the activity in nonaccrual loans for the years ended December 31, (dollars in thousands):

	2013	2012	2011	2010
Beginning Balance	$26,206	$44,834	$61,716	$22,348
Net customer payments	(12,393)	(13,624)	(18,661)	(8,985)
Additions	16,725	10,265	19,905	75,099
Charge-offs	(8,743)	(8,510)	(8,716)	(10,005)
Loans returning to accruing status	(2,718)	(3,455)	(3,607)	(1,017)
Transfers to OREO	(4,042)	(3,304)	(5,803)	(15,724)
Ending Balance	$15,035	$26,206	$44,834	$61,716

The additions during the year were primarily related to commercial and industrial loans and mortgages. The reductions in nonaccrual loans during the year were primarily related to the commercial loan portfolio, particularly commercial construction and raw land loans.

The following table presents the composition of nonaccrual loans (excluding purchased impaired loans) and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the years ended December 31, (dollars in thousands):

	2013	2012	2011	2010
Raw Land and Lots	$2,560	$8,760	$13,322	$22,546
Commercial Construction	1,596	5,781	10,276	11,410
Commercial Real Estate	2,212	3,018	7,993	10,157
Single Family Investment Real Estate	1,689	3,420	5,048	10,226
Commercial and Industrial	3,848	2,036	5,297	4,797
Other Commercial	126	193	238	458
Consumer	3,004	2,998	2,660	2,122
Total	$15,035	$26,206	$44,834	$61,716

Coverage Ratio	200.43%	133.24%	88.04%	62.23%

Nonperforming assets at December 31, 2013 also included $34.1 million in OREO, an increase of $1.3 million, or 4.0%, from the prior year. The following table shows the activity in OREO for the years ended December 31, (dollars in thousands):

	2013	2012	2011	2010
Beginning Balance	$32,834	$32,263	$36,122	$22,509
Additions	9,542	14,275	11,625	24,792
Capitalized Improvements	561	380	528	404
Valuation Adjustments	(791)	(301)	(707)	(43)
Proceeds from sales	(7,569)	(13,152)	(14,240)	(11,747)
Gains (losses) from sales	(461)	(631)	(1,065)	207
Ending Balance	$34,116	$32,834	$32,263	$36,122

During the year ended December 31, 2013, the additions to OREO were principally related to residential real estate and raw land; sales from OREO were principally related to residential real estate.

The following table presents the composition of the OREO portfolio at the years ended December 31, (dollars in thousands):

	2013	2012	2011	2010
Land	$10,310	$8,657	$6,327	$7,689
Land Development	10,904	10,886	11,309	11,233
Residential Real Estate	7,379	7,939	11,024	13,402
Commercial Real Estate	5,523	5,352	2,583	2,778
Former Bank Premises (1)	-	-	1,020	1,020
Total	$34,116	$32,834	$32,263	$36,122

(1) Includes closed branch property and land previously held for branch sites.

Included in land development is $9.3 million related to a residential community in the Northern Neck region of Virginia, which includes developed residential lots, a golf course, and undeveloped land. Foreclosed properties were adjusted to their fair values at the time of each foreclosure and any losses were taken as loan charge-offs against the allowance for loan losses at that time. OREO asset balances are also evaluated at least quarterly by the subsidiary bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment.

Past Due Loans

At December 31, 2013, total accruing past due loans were $26.5 million, or 0.87% of total loans, a decrease from $32.4 million, or 1.09% of total loans, a year ago. This net decrease of $5.9 million, or 18.2%, is a result of management’s diligence in handling problem loans and an improving economy.

Charge-offs and delinquencies

For the year ended December 31, 2013, net charge-offs of loans were $10.8 million, or 0.36%, compared to $16.8 million, or 0.56%, last year. Of the $10.8 million in net charge-offs, approximately $8.8 million, or 81%, related to impaired loans specifically reserved for in the prior periods. Net charge-offs in the current year included commercial loans of $7.0 million and consumer loans of $3.8 million.

Provision

The provision for loan losses for the year ended December 31, 2013 was $6.1 million, a decrease of $6.1 million, or 50.0%, from the prior year. The lower provision for loan losses compared to last year is driven by improving asset quality and the impact of overall lower historical charge-off factors. The provision to loans ratio for the year ended December 31, 2013 was 0.20% compared to 0.41% for the prior year.

Allowance for Loan Losses

The allowance for loan losses as a percentage of the total loan portfolio, adjusted for acquisition accounting (non-GAAP), was 1.10% at December 31, 2013, a decrease from 1.35% a year ago. In acquisition accounting, there is no carryover of previously established allowance for loan losses. The allowance for loan losses as a percentage of the total loan portfolio was 0.99% at December 31, 2013, a decrease from 1.18% at December 31, 2012. The decrease in the allowance and related ratios was primarily attributable to the charge-off of impaired loans specifically reserved for in prior periods and improving credit quality metrics.

Impaired loans have declined from $155.4 million at December 31, 2012 to $112.6 million at December 31, 2013. The nonaccrual loan coverage ratio also improved, as it increased to 200.4% at December 31, 2013 from 133.2% at December 31, 2012. The rise in the coverage ratio, which is at the highest level since the first quarter of 2008, illustrates that management’s proactive diligence in working through problem credits is having a significant impact on asset quality. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the years ended December 31, (dollars in thousands):

	2013	2012	2011	2010	2009
Balance, beginning of year	$34,916	$39,470	$38,406	$30,484	$25,496
Loans charged-off:
Commercial	3,080	1,439	2,183	2,205	2,039
Real estate	8,596	14,127	12,669	12,581	8,702
Consumer	1,942	2,899	3,014	3,763	3,667
Total loans charged-off	13,618	18,465	17,866	18,549	14,408
Recoveries:
Commercial	746	207	413	551	71
Real estate	1,125	465	571	628	807
Consumer	910	1,039	1,146	924	272
Total recoveries	2,781	1,711	2,130	2,103	1,150
Net charge-offs	10,837	16,754	15,736	16,446	13,258
Provision for loan losses	6,056	12,200	16,800	24,368	18,246
Balance, end of year	$30,135	$34,916	$39,470	$38,406	$30,484

ALL to loans	0.99%	1.18%	1.40%	1.35%	1.63%
ALL to loans, adjusted for acquisition accounting (Non-GAAP)	1.10%	1.35%	1.71%	1.82%	N/A
Net charge-offs to total loans	0.36%	0.56%	0.56%	0.58%	0.71%
Provision to total loans	0.20%	0.41%	0.60%	0.86%	0.97%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of December 31, (dollars in thousands):

	2013		2012		2011		2010		2009
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$1,932	6.4%	$2,195	6.3%	$2,376	6.0%	$2,448	6.4%	$2,052	6.7%
Real estate	25,242	83.8%	29,403	84.2%	33,236	84.2%	31,597	82.3%	25,112	82.4%
Consumer	2,961	9.8%	3,318	9.5%	3,858	9.8%	4,361	11.3%	3,320	10.9%
Total	$30,135	100.0%	$34,916	100.0%	$39,470	100.0%	$38,406	100.0%	$30,484	100.0%

(1) The percent represents the loan balance divided by total loans.

Deposits

As of December 31, 2013, total deposits were $3.2 billion, down $60.9 million, or 1.8%, from December 31, 2012. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $871.9 million accounted for 34.3% of total interest-bearing deposits at December 31, 2013. The Company continues to experience a shift from time deposits into lower cost transaction (demand deposits, NOW, money market, and savings) accounts. This shift is driven by the Company’s focus on acquiring low cost deposits and customer preference for liquidity in a historically low interest rate environment.

The community bank segment may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of December 31, 2013 and 2012, there were $13.7 million and $10.2 million, respectively, purchased and included in certificates of deposit on the Company’s Consolidated Balance Sheet. Maturities of time deposits as of December 31, 2013 are as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total	Percent Of Total Deposits
Maturities of time deposits of $100,000 and over	$102,186	$169,565	$155,846	$427,597	13.21%
Maturities of other time deposits	71,496	218,350	154,408	444,254	13.72%
Total time deposits	$173,682	$387,915	$310,254	$871,851	26.93%

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

The FRB and the FDIC have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, consisting of principally common equity, retained earnings and a limited amount of perpetual preferred stock, less certain intangible items. The table below shows the Company exceeded the definition of “well capitalized” for regulatory purposes.

In connection with two bank acquisitions, prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

The following table summarizes the Company’s regulatory capital and related ratios over the past three years ended December 31, (dollars in thousands):

	2013	2012	2011
Tier 1 Capital:
Common Stock - par value	$33,020	$33,510	$34,672
Surplus	170,770	176,635	187,493
Retained Earnings	236,639	215,634	189,824
Total Equity	440,429	425,779	411,989
Plus: qualifying trust preferred capital notes	58,500	58,500	58,500
Less: disallowed intangibles	71,380	75,211	80,547
Plus: goodwill deferred tax liability	940	810	681
Total Tier 1 Capital	$428,489	$409,878	$390,623

Tier 2 Capital:
Net unrealized gain/loss on equity securities	$191	$128	$83
Subordinated debt	6,544	9,522	12,305
Allowance for loan losses	30,135	34,916	38,007
Total Tier 2 Capital	$36,870	$44,566	$50,395
Total risk-based capital	$465,359	$454,444	$441,018

Risk-weighted assets	$3,284,430	$3,119,063	$3,039,099

Capital ratios:
Tier 1 risk-based capital ratio	13.05%	13.14%	12.85%
Total risk-based capital ratio	14.17%	14.57%	14.51%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.70%	10.52%	10.34%
Common equity to total assets	10.49%	10.64%	10.79%
Tangible common equity to tangible assets	8.94%	8.97%	8.91%

In July 2013, the FRB issued revised final rules that make technical changes to its market risk capital rules to align it with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final new capital rules require the Company to comply with the following new minimum capital ratios, effective January 1, 2015: (1) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (3) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and, (4) a leverage ratio of 4% of total assets.

If the new minimum capital ratios described above had been effective as of December 31, 2013, based on management’s interpretation and understanding of the new rules, the Company would have remained “well capitalized” as of such date.

Commitments and off-balance sheet obligations

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments. For more information pertaining to these commitments, reference Note 8 “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

At December 31, 2013, UMG had rate lock commitments to originate mortgage loans amounting to $54.8 million and loans held for sale of $53.2 million. UMG has entered into corresponding commitments on a best-efforts basis to sell loans on a servicing-released basis totaling approximately $108.0 million. These commitments to sell loans are designed to reduce the mortgage company’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

The following table represents the Company’s other commitments with balance sheet or off-balance sheet risk as of December 31, (dollars in thousands):

	2013	2012
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$891,680	$844,766
Standby letters of credit	48,107	45,536
Mortgage loan rate lock commitments	54,834	133,326
Total commitments with off-balance sheet risk	$994,621	$1,023,628
Commitments with balance sheet risk:
Loans held for sale	$53,185	$167,698
Total other commitments	$1,047,806	$1,191,326

(1) Includes unfunded overdraft protection.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2013 (dollars in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$139,049	$-	$16,359	$-	$122,690
Trust preferred capital notes	60,310	-	-	-	60,310
Operating leases	32,781	5,380	9,217	7,774	10,410
Other short-term borrowings	211,500	211,500	-	-	-
Repurchase agreements	52,455	52,455	-	-	-
Total contractual obligations	$496,095	$269,335	$25,576	$7,774	$193,410

For more information pertaining to the previous table, reference Note 4 “Bank Premise and Equipment” and Note 7 “Borrowings” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of the Form 10-K.

Interest Sensitivity

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Company’s market risk is composed primarily of interest rate risk. The ALCO of the Company is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to this risk. The Company’s Board of Directors reviews and approves the guidelines established by ALCO.

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

 The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended December 31, 2013 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+300 basis points	(2.01)	(3,274)
+200 basis points	(1.16)	(1,896)
+100 basis points	(0.86)	(1,405)
Most likely rate scenario	-	-
-100 basis points	(1.91)	(3,118)
-200 basis points	(5.85)	(9,546)
-300 basis points	(7.34)	(11,980)

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2013 (dollars in thousands):

	Change In Economic Value of Equity
	%	$
Change in Yield Curve:
+300 basis points	(11.84)	(75,364)
+200 basis points	(7.28)	(46,371)
+100 basis points	(3.30)	(21,002)
Most likely rate scenario	-	-
-100 basis points	0.35	2,217
-200 basis points	(2.48)	(15,794)
-300 basis points	(2.84)	(18,103)

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

At December 31, 2013, cash and cash equivalents, restricted stock, and securities classified as available for sale comprised 18.6% of total assets, compared to 16.8% at December 31, 2012. Asset liquidity is also provided by managing loan and securities maturities and cash flows.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The community bank segment maintains federal funds lines with several regional banks totaling $125.0 million as of December 31, 2013. As of December 31, 2013, there were $31.5 million outstanding on these federal funds lines. The Company had outstanding borrowings pursuant to securities sold under agreements to repurchase transactions with a maturity of one day of $52.5 million as of December 31, 2013 compared to $54.3 million as of December 31, 2012. Lastly, the Company had a collateral dependent line of credit with the FHLB for up to $805.2 million. Based on the underlying collateralized loans, the Company has $635.2 million available as of December 31, 2013. There was approximately $320.0 million outstanding under this line at December 31, 2013 compared to $494.0 million as of December 31, 2012.

The community bank segment may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Bank utilizes this funding source when rates are more favorable than other funding sources. As of December 31, 2013, there were $13.7 million purchased and included in certificates of deposit on the Consolidated Balance Sheet.

As of December 31, 2013, the liquid assets that mature within one year totaled $1.2 billion, or 30.3%, of total earning assets. As of December 31, 2013, approximately $976.0 million, or 32.1%, of total loans are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments.

NON-GAAP MEASURES

In reporting the results of December 31, 2013, the Company has provided supplemental performance measures on an operating or tangible basis. Operating measures exclude acquisition costs unrelated to the Company’s normal operations. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Tangible common equity is used in the calculation of certain capital and per share ratios. The Company believes tangible common equity and the related ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, (dollars in thousands, except per share amounts):

	2013	2012	2011

Operating Earnings
Net Income (GAAP)	$34,496	$35,411	$30,445
Plus: Merger and conversion related expense, after tax	2,042	-	277
Net operating earnings (loss) (non-GAAP)	$36,538	$35,411	$30,722

Operating earnings per share - Basic	$1.46	$1.37	$1.18
Operating earnings per share - Diluted	1.46	1.37	1.18

Operating ROA	0.90%	0.89%	0.80%
Operating ROE	8.38%	8.13%	6.97%
Operating ROTCE	10.07%	9.89%	9.42%

Community Bank Segment Operating Earnings
Net Income (GAAP)	$37,155	$32,866	$28,833
Plus: Merger and conversion related expense, after tax	2,042	-	277
Net operating earnings (loss) (non-GAAP)	$39,197	$32,866	$29,110

Operating earnings per share - Basic	$1.57	$1.27	$1.12
Operating earnings per share - Diluted	1.57	1.27	1.12

Operating ROA	0.97%	0.83%	0.75%
Operating ROE	9.18%	7.67%	6.68%
Operating ROTCE	11.08%	9.37%	9.07%

Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$151,626	$154,355	$156,360
FTE adjustment	5,256	4,222	4,326
Net Interest Income (FTE)	156,882	158,577	160,686
Noninterest Income (GAAP)	38,728	41,068	32,964
Noninterest Expense (GAAP)	$137,289	$133,479	$130,815
Merger and conversion related expense	2,132	-	426
Noninterest Expense (non-GAAP)	$135,157	$133,479	$130,389

Operating Efficiency Ratio FTE (non-GAAP)	69.10%	66.86%	67.33%

Community Bank Segment Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$149,975	$153,024	$155,045
FTE adjustment	5,256	4,223	4,325
Net Interest Income (FTE)	155,231	157,247	159,370
Noninterest Income (GAAP)	27,492	24,876	22,382
Noninterest Expense (GAAP)	$120,256	$119,976	$121,490
Merger and conversion related expense	2,132	-	426
Noninterest Expense (non-GAAP)	$118,124	$119,976	$121,064

Operating Efficiency Ratio FTE (non-GAAP)	64.65%	65.88%	66.61%

Tangible Common Equity
Ending equity	$438,239	$435,863	$421,639
Less: Ending trademark intangible	-	33	433
Less: Ending goodwill	59,400	59,400	59,400
Less: Ending core deposit intangibles	11,980	15,778	20,714
Ending tangible common equity	$366,859	$360,652	$341,092

Average equity	$436,064	$435,774	$441,040
Less: Average trademark intangible	1	231	631
Less: Average goodwill	59,400	59,400	58,494
Less: Average core deposit intangibles	13,804	18,159	23,654
Less: Average preferred equity	-	-	32,171
Average tangible common equity	$362,859	$357,984	$326,090

The allowance for loan losses, adjusted for acquisition accounting (non-GAAP) ratio includes an adjustment for the credit mark on purchased performing loans. The purchased performing loans are reported net of the related credit mark in loans, net of unearned income, on the Company’s Consolidated Balance Sheet; therefore, the credit mark is added back to the balance to represent the total loan portfolio. The adjusted allowance for loan losses, including the credit mark, represents the total reserve on the Company’s loan portfolio. GAAP requires the acquired allowance for loan losses not be carried over in an acquisition or merger. The Company believes the presentation of the allowance for loan losses, adjusted for acquisition accounting ratio is useful to investors because the acquired loans were purchased at a market discount with no allowance for loan losses carried over to the Company and the credit mark on the purchased performing loans represents the allowance associated with those purchased loans. The Company believes that this measure is a better reflection of the reserves on the Company’s loan portfolio. The following table shows the allowance for loan losses as a percentage of the total loan portfolio, adjusted for acquisition accounting, at December 31, (dollars in thousands):

	2013	2012	2011	2010

Allowance for loan losses	$30,135	$34,916	$39,470	$38,406
Remaining credit mark on purchased loans	3,341	5,350	9,010	13,589
Adjusted allowance for loan losses	$33,476	$40,266	$48,480	$51,995

Loans, net of unearned income	$3,039,368	$2,966,847	$2,818,583	$2,837,253
Remaining credit mark on purchased loans	3,341	5,350	9,010	13,589
Adjusted loans, net of unearned income	$3,042,709	$2,972,197	$2,827,593	$2,850,842

ALL / gross loans, adjusted for acquisition accounting	1.10%	1.35%	1.71%	1.82%

QUARTERLY RESULTS

The following table presents the Company’s quarterly performance, as previously filed, for the years ended December 31, 2013 and 2012 (dollars in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
For the Year 2013
Interest and dividend income	$43,285	$42,686	$42,841	$43,315
Interest expense	5,532	5,283	4,983	4,702
Net interest income	37,753	37,403	37,858	38,613
Provision for loan losses	2,050	1,000	1,800	1,206
Net interest income after provision for loan losses	35,703	36,403	36,058	37,407
Noninterest income	9,835	11,299	9,216	8,379
Noninterest expenses	33,501	34,283	34,132	35,375
Income before income taxes	12,037	13,419	11,142	10,411
Income tax expense	3,054	3,956	3,196	2,306
Net income	$8,983	$9,463	$7,946	$8,105

Earnings per share, basic	$0.36	$0.38	$0.32	$0.32
Earnings per share, diluted	$0.36	$0.38	$0.32	$0.32

For the Year 2012
Interest and dividend income	$45,874	$45,302	$45,503	$45,183
Interest expense	7,527	7,215	6,741	6,023
Net interest income	38,347	38,087	38,762	39,160
Provision for loan losses	3,500	3,000	2,400	3,300
Net interest income after provision for loan losses	34,847	35,087	36,362	35,860
Noninterest income	8,477	10,253	10,502	11,835
Noninterest expenses	32,268	33,607	33,268	34,336
Income before income taxes	11,056	11,733	13,596	13,359
Income tax expense (benefit)	3,133	3,313	3,970	3,917
Net income	$7,923	$8,420	$9,626	$9,442

Earnings per share, basic	$0.31	$0.32	$0.37	$0.37
Earnings per share, diluted	$0.31	$0.32	$0.37	$0.37

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated herein by reference from Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Union First Market Bankshares Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union First Market Bankshares Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Union First Market Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 11, 2014 expressed an unqualified opinion on the effectiveness of Union First Market Bankshares Corporation and subsidiaries’ internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union First Market Bankshares Corporation

Richmond, Virginia

We have audited Union First Market Bankshares and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Union First Market Bankshares Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Union First Market Bankshares Corporation and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, change in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Union First Market Bankshares Corporation and subsidiaries and our report dated March 11, 2014 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 11, 2014

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

(Dollars in thousands, except share data)

	2013	2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$66,090	$71,426
Interest-bearing deposits in other banks	6,781	11,320
Money market investments	1	1
Federal funds sold	151	155
Total cash and cash equivalents	73,023	82,902

Securities available for sale, at fair value	677,348	585,382
Restricted stock, at cost	26,036	20,687
Loans held for sale	53,185	167,698
Loans, net of unearned income	3,039,368	2,966,847
Less allowance for loan losses	30,135	34,916
Net loans	3,009,233	2,931,931

Bank premises and equipment, net	82,815	85,409
Other real estate owned, net of valuation allowance	34,116	32,834
Core deposit intangibles, net	11,980	15,778
Goodwill	59,400	59,400
Other assets	149,435	113,844
Total assets	$4,176,571	$4,095,865

LIABILITIES
Noninterest-bearing demand deposits	691,674	645,901
Interest-bearing deposits:
NOW accounts	498,068	454,150
Money market accounts	940,215	957,130
Savings accounts	235,034	207,846
Time deposits of $100,000 and over	427,597	508,630
Other time deposits	444,254	524,110
Total interest-bearing deposits	2,545,168	2,651,866
Total deposits	3,236,842	3,297,767

Securities sold under agreements to repurchase	52,455	54,270
Other short-term borrowings	211,500	78,000
Trust preferred capital notes	60,310	60,310
Long-term borrowings	139,049	136,815
Other liabilities	38,176	32,840
Total liabilities	3,738,332	3,660,002

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 36,000,000; issued and outstanding, 24,976,434 shares and 25,270,970 shares, respectively.	33,020	33,510
Surplus	170,770	176,635
Retained earnings	236,639	215,634
Accumulated other comprehensive (loss) income	(2,190)	10,084
Total stockholders' equity	438,239	435,863

Total liabilities and stockholders' equity	$4,176,571	$4,095,865

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(Dollars in thousands, except per share amounts)

	2013	2012	2011

Interest and dividend income:
Interest and fees on loans	$155,547	$162,637	$168,479
Interest on Federal funds sold	1	1	1
Interest on deposits in other banks	17	62	123
Interest and dividends on securities:
Taxable	8,202	11,912	13,387
Nontaxable	8,360	7,251	7,083
Total interest and dividend income	172,127	181,863	189,073

Interest expense:
Interest on deposits	14,097	19,446	24,346
Interest on federal funds purchased	89	50	7
Interest on short-term borrowings	265	234	352
Interest on long-term borrowings	6,050	7,778	8,008
Total interest expense	20,501	27,508	32,713

Net interest income	151,626	154,355	156,360
Provision for loan losses	6,056	12,200	16,800
Net interest income after provision for loan losses	145,570	142,155	139,560

Noninterest income:
Service charges on deposit accounts	9,492	9,033	8,826
Other service charges, commissions and fees	12,309	10,898	9,736
Gains on securities transactions, net	21	190	913
Other-than-temporary impairment losses	-	-	(400)
Gains on sales of mortgage loans, net of commissions	11,900	16,651	11,052
(Losses) gains on sales of bank premises	(340)	2	(996)
Other operating income	5,346	4,294	3,833
Total noninterest income	38,728	41,068	32,964

Noninterest expenses:
Salaries and benefits	70,369	68,648	62,865
Occupancy expenses	11,543	12,150	11,104
Furniture and equipment expenses	6,884	7,251	6,920
Other operating expenses	48,493	45,430	49,926
Total noninterest expenses	137,289	133,479	130,815

Income before income taxes	47,009	49,744	41,709
Income tax expense	12,513	14,333	11,264
Net income	$34,496	$35,411	$30,445
Dividends paid and accumulated on preferred stock	-	-	1,499
Accretion of discount on preferred stock	-	-	1,177
Net income available to common shareholders	$34,496	$35,411	$27,769
Earnings per common share, basic	$1.38	$1.37	$1.07
Earnings per common share, diluted	$1.38	$1.37	$1.07

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(Dollars in thousands)

	2013	2012	2011

Net income	$34,496	$35,411	$30,445
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	583	(922)	(3,233)
Reclassification adjustment for losses included in net income (net of tax, $281, $391, and $223 for the year ended December 31, 2013, 2012, and 2011)	524	726	415
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period (net of tax, $7,198, $405, and $4,346 for the year ended December 31, 2013, 2012, and 2011)	(13,367)	753	9,231
Reclassification adjustment for losses included in net income (net of tax, $7, $67, and $179 for the year ended December 31, 2013, 2012, and 2011)	(14)	(123)	(334)
Other comprehensive income (loss)	(12,274)	434	6,079
Comprehensive income	$22,222	$35,845	$36,524

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(Dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Discount on Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2010	$35,595	$34,532	$185,763	$169,801	$(1,177)	$3,571	$428,085
Net income - 2011				30,445			30,445
Other comprehensive income (net of tax, $4,167)						6,079	6,079
Cash dividends on common stock ($.28 per share)				(7,284)			(7,284)
Tax benefit from exercise of stock awards			15				15
Repurchase of preferred stock (35,595 shares)	(35,595)						(35,595)
Dividends on preferred stock				(1,961)			(1,961)
Accretion of discount on preferred stock				(1,177)	1,177		-
Issuance of common stock under Dividend Reinvestment Plan (11,932 shares)		16	361				377
Issuance of common stock under Equity Compensation Plan (29,625 shares)		39	158				197
Vesting of restricted stock under Equity Compensation Plan (17,312 shares)		23	(23)				-
Issuance of common stock for services rendered (46,806 shares)		62	502				564
Stock-based compensation expense			717				717
Balance - December 31, 2011	-	34,672	187,493	189,824	-	9,650	421,639
Net income - 2012				35,411			35,411
Other comprehensive income (net of tax, $339)						434	434
Dividends on Common Stock ($.37 per share)				(8,969)			(8,969)
Stock purchased under stock repurchase plan (970,265 shares)		(1,291)	(13,154)				(14,445)
Issuance of common stock under Dividend Reinvestment Plan (45,502 shares)		61	571	(632)			-
Issuance of common stock under Equity Compensation Plan (2,376 shares)		3	28				31
Vesting of restricted stock under Equity Compensation Plan (15,492 shares)		21	(21)				-
Issuance of common stock for services rendered (37,134 shares)		49	516				565
Net settle for taxes on Restricted Stock Awards (3,670 shares)		(5)	(50)				(55)
Stock-based compensation expense			1,252				1,252
Balance - December 31, 2012	-	33,510	176,635	215,634	-	10,084	435,863
Net income - 2013				34,496			34,496
Other comprehensive loss (net of tax, $7,205)						(12,274)	(12,274)
Dividends on Common Stock ($.54 per share)				(12,535)			(12,535)
Stock purchased under stock repurchase plan (500,000 shares)		(664)	(8,835)				(9,499)
Issuance of common stock under Dividend Reinvestment Plan (47,598 shares)		63	893	(956)			-
Issuance of common stock under Equity Compensation Plan (50,119 shares)		67	860				927
Vesting of restricted stock under Equity Compensation Plan (19,763 shares)		26	(26)				-
Issuance of common stock for services rendered (18,815 shares)		25	452				477
Net settle for taxes on Restricted Stock Awards (5,059 shares)		(7)	(98)				(105)
Stock-based compensation expense			889				889
Balance - December 31, 2013	$-	$33,020	$170,770	$236,639	$-	$(2,190)	$438,239

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(Dollars in thousands)

	2013	2012	2011
Operating activities:
Net income	$34,496	$35,411	$30,445
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of bank premises and equipment	6,024	6,631	6,715
Writedown of OREO	791	301	707
Other-than-temporary impairment recognized in earnings	-	-	400
Amortization, net	13,900	15,466	20,172
Provision for loan losses	6,056	12,200	16,800
Gains on the sale of investment securities	(21)	(190)	(913)
Deferred tax expense (benefit)	262	(195)	(615)
Decrease (increase) in loans held for sale, net	114,513	(92,875)	(849)
Losses on sales of other real estate owned, net	461	631	1,065
Losses (gains) on bank premises, net	340	(2)	996
Stock-based compensation expenses	889	1,252	717
Issuance of common stock grants for services	477	565	657
Net increase in other assets	(27,422)	(2,173)	(3,089)
Net increase (decrease) in other liabilities	6,263	987	(2,160)
Net cash and cash equivalents provided by (used in) operating activities	157,029	(21,991)	71,048
Investing activities:
Purchases of securities available for sale	(300,324)	(160,751)	(217,643)
Proceeds from sales of securities available for sale	43,354	18,944	28,800
Proceeds from maturities, calls and paydowns of securities available for sale	129,942	168,078	126,786
Net (increase) decrease in loans	(91,911)	(178,639)	62,126
Net increase in bank premises and equipment	(4,759)	(2,102)	(5,466)
Proceeds from sales of other real estate owned	7,569	13,152	14,240
Improvements to other real estate owned	(561)	(381)	(528)
Cash paid for equity-method investments	(2,000)	-	-
Cash paid in bank acquisition	-	-	(26,437)
Cash acquired in bank and branch acquisitions	-	-	230
Net cash and cash equivalents used in investing activities	(218,690)	(141,699)	(17,892)
Financing activities:
Net increase in noninterest-bearing deposits	45,773	111,366	45,302
Net increase in NOW accounts	43,918	41,545	19,374
Net (decrease) increase in money market accounts	(16,915)	52,237	114,012
Net increase in savings accounts	27,188	28,689	24,515
Net decrease in time deposits of $100,000 and over	(81,033)	(42,925)	(74,186)
Net decrease in other time deposits	(79,856)	(68,250)	(72,840)
Net increase (decrease) in short-term borrowings	131,685	69,275	(29,972)
Net increase (decrease) in long-term borrowings (1)	2,234	(18,566)	489
Cash dividends paid - common stock	(12,535)	(8,969)	(7,284)
Cash dividends paid - preferred stock	-	-	(1,961)
Repurchase of preferred stock	-	-	(35,595)
Repurchase of common stock	(9,499)	(14,445)	-
Issuance of common stock	927	31	574
Taxes paid related to net share settlement of equity awards	(105)	(55)	(78)
Net cash and cash equivalents provided by (used in) financing activities	51,782	149,933	(17,650)
(Decrease) Increase in cash and cash equivalents	(9,879)	(13,757)	35,506
Cash and cash equivalents at beginning of the period	82,902	96,659	61,153
Cash and cash equivalents at end of the period	$73,023	$82,902	$96,659

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$21,013	$27,960	$33,030
Income taxes	11,500	14,661	8,837

Supplemental schedule of noncash investing and financing activities
Unrealized (loss) gain on securities available for sale	$(20,586)	$968	$(13,064)
Changes in fair value of interest rate swap loss	1,107	(196)	(2,818)
Transfers from loans to other real estate owned	8,553	13,621	11,625
Transfers from bank premises to other real estate owned	989	653	-

Transactions related to bank and branch acquisitions
Assets acquired	-	-	75,141
Liabilities assumed	-	-	48,934

(1) See Note 7 "Borrowings" related to 2013 activity.

See accompanying notes to consolidated financial statements.

UNION FIRST MARKET BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and practices of Union First Market Bankshares Corporation and subsidiaries conform to GAAP and follow general practices within the banking industry. Major policies and practices are described below.

Nature of Operations - Union First Market Bankshares Corporation is a financial holding company and a bank holding company headquartered in Richmond, Virginia and committed to the delivery of financial services through its community bank subsidiary Union First Market Bank and three non-bank financial services affiliates: Union Mortgage Group, Inc., providing a variety of mortgage products, Union Investment Services, Inc. providing securities, brokerage and investment advisory services, and Union Insurance Group, LLC, an insurance agency, which operates in a joint venture with Bankers Insurance, LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, which is a financial holding company and a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Union First Market Bank and of Union Investment Services, Inc. The Company also owns a non-controlling interest in The Payments Company which is accounted for under the equity method of accounting. Union Mortgage Group, Inc. is a wholly owned subsidiary of Union First Market Bank. Union First Market Bank also has a non-controlling interest in Johnson Mortgage Company, LLC, which is accounted for under the equity method of accounting. The Company’s Statutory Trust I and II, wholly owned subsidiaries of the Company, were formed for the purpose of issuing redeemable Trust Preferred Capital Notes in connection with the Company’s acquisitions of Guaranty Financial Corporation and its wholly owned subsidiary, Guaranty Bank, in May 2004 and Prosperity Bank & Trust Company in April 2006. ASC 860, Transfers and Servicing, precludes the Company from consolidating Statutory Trusts I and II. The subordinated debts payable to the trusts are reported as liabilities of the Company. All significant inter-company balances and transactions have been eliminated.

Variable Interest Entities - Current accounting guidance states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate the entity. It also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Management has evaluated the Company’s investment in variable interest entities. The Company’s primary exposure to variable interest entities are the trust preferred securities structures.

Currently, other than the impact described above from the deconsolidation of the trust preferred capital notes, this accounting guidance has not had a material impact on the financial condition or the operating results of the Company.

Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of goodwill and intangible assets, other real estate owned, deferred tax assets and liabilities, other-than-temporary impairment of securities, and the fair value of financial instruments.

Business Combinations - Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. Costs that the Company expects, but is not obligated to incur in the future, to effect its plan to exit an activity of an acquiree or to terminate the employment of or relocate an acquiree’s employees are not liabilities at the acquisition date. The Company will not recognize these costs as part of applying the acquisition method. Instead, the Company will recognize these costs in its post-combination financial statements in accordance with other applicable accounting guidance.

Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants, and advertising costs. The Company will account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable accounting guidance. These acquisition-related costs are included within the Consolidated Statements of Income classified within the noninterest expense caption.

On January 1, 2014, the Company completed the acquisition of StellarOne, a bank holding company based in Charlottesville, Virginia, in an all stock transaction. Additional information on this acquisition is disclosed in Note 20, “Subsequent Events.”

Cash and Cash Equivalents - For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash, cash due from banks, interest-bearing deposits in other banks, money market investments, other interest-bearing deposits, and federal funds sold.

Investment Securities - Securities classified as available for sale are those debt and equity securities that management intends to hold for an indefinite period of time, including securities used as part of the Company’s asset/liability strategy, and that may be sold in response to changes in interest rates, liquidity needs, or other similar factors. Securities available for sale are reported at fair value, with unrealized gains or losses, net of deferred taxes, included in accumulated other comprehensive income in stockholders’ equity.

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

Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, an impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Due to restrictions placed upon the Company’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications. The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 6% of its outstanding capital.

Loans Held for Sale - Loans originated and intended for sale in the secondary market are sold, servicing released, and carried at the lower of cost or estimated fair value, which is determined in the aggregate based on sales commitments to permanent investors or on current market rates for loans of similar quality and type. In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. As a result, loans held for sale are stated at fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The Company has two loan portfolio level segments and fourteen loan class levels for reporting purposes. The two loan portfolio level segments are commercial and consumer.

Within the commercial loan portfolio segment there are seven loan classes for reporting purposes: commercial construction, commercial real estate – owner occupied, commercial real estate – non owner occupied, raw land and lots, single family investment real estate, commercial and industrial, and other commercial.

Commercial construction loans are generally made to commercial and residential builders for specific construction projects. The successful repayment of these types of loans is generally dependent upon (a) a pre-planned commitment for permanent financing from the Company or another lender, or (b) from the sale of the constructed property. These loans carry more risk than both types of commercial real estate term loans due to the dynamics of construction projects, changes in interest rates, the long-term financing market, and state and local government regulations. As in commercial real estate term lending, the Company manages risk by using specific underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry.

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

Commercial real estate – non-owner occupied loans are term loans typically made to borrowers to support income producing properties that rely upon the successful operation of the property for repayment. General market conditions and economic activity may impact the performance of these types of loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by diversifying the lending to various lines of businesses, such as retail, office, multi-family, office warehouse, and hotel as well as avoiding concentrations to any one business or industry.

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

The consumer loan portfolio segment is comprised of seven classes; mortgage, consumer construction, indirect auto, indirect marine, HELOCs, credit card, and other consumer. These are generally small loans spread across many borrowers, supported by computer-based loan approval systems and business line policies and procedures that aid in managing risk. The Company’s consumer portfolio consists principally of loans secured by real estate, followed by indirect auto lending and indirect marine lending.

The Company manages the unique risks related to consumer construction to acceptable levels through certain policies and procedures, such as limiting loan-to-value ratios at loan origination, requiring standards for appraisers, and not making subprime loans under any circumstances.

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

Nonaccruals, Past Dues, and Charge-offs

The policy for placing commercial loans on nonaccrual status is generally when the loan is 90 days delinquent unless the credit is well secured and in process of collection but, in any event, no later than 180 days past due. Consumer loans are typically charged-off when management judges the loan to be uncollectible or the borrower files for bankruptcy but no later than 120 days past due and generally not placed on nonaccrual status prior to charge off. Commercial loans are typically written down to net realizable value when it is determined that the Company will be unable to collect the principal amount in full and the amount is a confirmed loss, in any event no later than 180 days past due. All classes of loans are considered past due or delinquent when a contractual payment has not been satisfied. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal and interest is considered doubtful and in accordance with regulatory requirements.

For both the commercial and consumer loan segments, all interest accrued but not collected for loans placed on nonaccrual status or charged-off is reversed against interest income and accrual of interest income is terminated. Payments and interest on these loans are accounted for using the cost-recovery method by applying all payments received as a reduction to the outstanding principal balance until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The determination of future payments being reasonably assured varies depending on the circumstances present with the loan; however, the timely payment of contractual amounts owed for six consecutive months is a primary indicator. In addition, the return of a loan to accrual status is considered and approved by the Company’s Special Assets Loan Committee.

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

Specific Reserve Component - The specific reserve component relates to impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Upon being identified as impaired, for loans not considered to be collateral dependent, an allowance is established when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. Nonaccrual loans under $100,000 and other impaired loans under $500,000 are aggregated based on similar risk characteristics. The level of credit impairment within the pool(s) is determined based on historical loss factors for loans with similar risk characteristics, taking into consideration environmental factors specifically related to the underlying pool. The impairment of collateral dependent loans is measured based on the fair value of the underlying collateral (based on independent appraisals), less selling costs, compared to the carrying value of the loan. If the Company determines that the value of an impaired collateral dependent loan is less than the recorded investment in the loan, it either recognizes an impairment reserve as a specific component to be provided for in the allowance for loan losses or charges off the deficiency if it is determined that such amount represents a confirmed loss. Typically, a loss is confirmed when the Company is moving towards foreclosure (or final disposition) of the underlying collateral, the collateral deficiency has not improved for two consecutive quarters, or when there is a payment default of 180 days, whichever occurs first.

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
Charge-off levels in portfolio
Credit concentrations / nature and volume of the portfolio

Unallocated Component - This component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At December 31, 2013, there were no material amounts considered unallocated as part of the allowance for loan losses.

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

Troubled Debt Restructurings - In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may subsequently be eligible to be removed from TDR status in periods subsequent to the restructuring depending on the performance of the loan. The Company reviews previously restructured loans quarterly in order to determine whether any have performed, subsequent to the restructure, at a level that would allow for them to be removed from TDR status. The Company generally would consider a change in this classification if the loan has performed under the restructured terms for a consecutive twelve month period and is no longer considered to be impaired. Loans removed from TDR status are collectively evaluated for impairment and due to the significant improvement in the expected future cash flows, these loans are grouped based on their primary risk characteristics, typically using the Company’s internal risk rating system as its primary credit quality indicator, and impairment is measured based on historical loss experience taking into consideration environmental factors.

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

Goodwill and Intangible Assets - The Company’s intangible assets are comprised of goodwill and other intangible assets that were acquired in business combinations. ASC 350, Intangibles-Goodwill and Other, prescribes accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of ASC 350 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. The Company has determined that core deposit intangibles have a finite life, and therefore, will continue to be amortized over their estimated useful life.

The Company performed its annual impairment testing in the second quarter of 2013 and determined that there was no impairment to its goodwill or intangible assets. Subsequently, the Company determined that an additional evaluation was necessary at year-end due to potential indicators based on the net losses recorded at the mortgage company during the last two quarters of the year. Based on this additional testing, the Company still has recorded no impairment charges to date for goodwill or intangible assets.

Other Real Estate Owned - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis. When the carrying amount exceeds the acquisition date fair value less selling costs, the excess is charged off against the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell, any valuation adjustments occurring from post acquisition reviews are charged to expense as incurred. Revenue and expenses from operations and changes in the valuation allowance are included in OREO and credit-related costs disclosed in Note 14, “Other Operating Expenses.”

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

Bank Owned Life Insurance - The Company has purchased life insurance on certain key employees and directors. These policies are recorded at their cash surrender value ($86.8 million and $54.8 million at December 31, 2013 and 2012, respectively) and are included in “Other assets” on the Consolidated Balance Sheet. Income generated from polices is recorded as noninterest income.

Derivatives - Derivatives are recognized as assets and liabilities on the Consolidated Balance Sheet and measured at fair value. The Company’s derivatives are interest rate swap agreements. For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. For those derivatives designated as a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is recorded as a component of other comprehensive income. For the Company’s loan swaps, offsetting fair values are recorded in other assets and other liabilities with no net effect on other operating income.

Loan Fees - Fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. Deferred fees and costs are recorded as an adjustment to loans outstanding using a method that approximates a constant yield.

Stock Compensation Plan - The Company has adopted ASC 718, Compensation – Stock Compensation, which requires the costs resulting from all stock-based payments to employees be recognized in the financial statements. For stock options, compensation cost is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value of stock options. No options were granted in 2013. The market price of the Company’s common stock at the date of grant is used for nonvested stock awards. The Black–Scholes model employs the following assumptions:

•	Dividend yield - calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant;
•	Expected life (term of the option) - based on the average of the contractual life and vesting schedule for the respective option;
•	Expected volatility - based on the monthly historical volatility of the Company’s stock price over the expected life of the options; and
•	Risk-free interest rate - based upon the Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

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

For more information and tables refer to Note 13, “Employee Benefits.”

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the Consolidated Statements of Income. The Company did not record any material interest or penalties for the periods ending December 31, 2013, 2012, or 2011 related to tax positions taken. As of December 31, 2013 and 2012 there were no accruals for uncertain tax positions. The Company and its wholly-owned subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. The Internal Revenue Service has examined the Company’s 2010 and 2009 tax returns.

Advertising Costs - The Company follows a policy of charging the cost of advertising to expense as incurred. Advertising costs are disclosed in Note 14, “Other Operating Expenses.”

Earnings Per Common Share – Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Net income available to common stockholders deducts from net income the dividends and discount accretion on preferred stock. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and nonvested stock and are determined using the treasury stock method.

Comprehensive Income (Loss) - Comprehensive income (loss) represents all changes in equity that result from recognized transactions and other economic events of the period. Other comprehensive income (loss) refers to revenues, expenses, gains, and losses under GAAP that are included in comprehensive income but excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities and interest rate swaps.

Off Balance Sheet Credit Related Financial Instruments - In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Rate Lock Commitments - The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment, closing, and sale of the loan generally ranges from 30 to 120 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to material losses and will not realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is high due to their similarity.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no material gain or loss occurs on the rate lock commitments.

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

Concentrations of Credit Risk - Most of the Company’s activities are with customers located in portions of Central and Tidewater Virginia. Securities available for sale and loans also represent concentrations of credit risk and are discussed in Note 2 “Securities” and Note 3 “Loans and Allowance for Loan Losses,” respectively.

Recent Accounting Pronouncements - In December 2011, FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on the Company's consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on the Company's consolidated financial statements.

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

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

2.	SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of December 31, 2013 and 2012 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2013
U.S. government and agency securities	$1,654	$499	$-	$2,153
Obligations of states and political subdivisions	255,335	6,107	(6,612)	254,830
Corporate and other bonds	9,479	115	(160)	9,434
Mortgage-backed securities	405,389	4,954	(2,981)	407,362
Other securities	3,617	26	(74)	3,569
Total securities	$675,474	$11,701	$(9,827)	$677,348

December 31, 2012
U.S. government and agency securities	$2,581	$268	$-	$2,849
Obligations of states and political subdivisions	214,980	15,123	(325)	229,778
Corporate and other bonds	7,353	173	(314)	7,212
Mortgage-backed securities	335,327	7,383	(536)	342,174
Other securities	3,277	92	-	3,369
Total securities	$563,518	$23,039	$(1,175)	$585,382

Due to restrictions placed upon the Company’s common stock investment in the Federal Reserve Bank of Richmond and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheet. The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank of Richmond requires the Company to maintain stock with a par value equal to 6% of its outstanding capital. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $6.7 million and $6.8 million as of December 31, 2013 and 2012 and FHLB stock in the amount of $19.3 million and $13.9 million as of December 31, 2013 and 2012, respectively.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2013
Obligations of states and political subdivisions	$80,368	$(5,504)	$8,886	$(1,108)	$89,254	$(6,612)
Mortgage-backed securities	168,297	(2,806)	24,254	(175)	192,551	(2,981)
Corporate bonds and other securities	6,804	(80)	1,720	(154)	8,524	(234)
Totals	$255,469	$(8,390)	$34,860	$(1,437)	$290,329	$(9,827)

December 31, 2012
Obligations of states and political subdivisions	$22,397	$(283)	$649	$(42)	$23,046	$(325)
Mortgage-backed securities	86,183	(536)	-	-	86,183	(536)
Corporate bonds and other securities	-	-	1,555	(314)	1,555	(314)
Totals	$108,580	$(819)	$2,204	$(356)	$110,784	$(1,175)

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio includes fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to see if adjustments are needed. The primary cause of temporary impairments was the increase in spreads over comparable Treasury bonds. As of December 31, 2013, there were $34.9 million, or 23 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.4 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. As of December 31, 2012, there were $2.2 million, or 2 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $356,000 and consisted of municipal obligations and corporate bonds.

The following table presents the amortized cost and estimated fair value of securities as of December 31, 2013 and 2012, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$6,791	$6,796	$5,623	$5,741
Due after one year through five years	21,666	22,497	16,413	17,016
Due after five years through ten years	116,735	119,269	69,164	73,501
Due after ten years	530,282	528,786	472,318	489,124
Total securities available for sale	$675,474	$677,348	$563,518	$585,382

Securities with an amortized cost of $186.6 million and $183.7 million as of December 31, 2013 and 2012, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes.

During each quarter the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the year ended December 31, 2013, and in accordance with the guidance, no OTTI was recognized.

Based on the assessment for the quarter ended September 30, 2011 and in accordance with the guidance, the Company determined that a single issuer trust preferred security incurred credit-related OTTI of $400,000, which was recognized in earnings for the quarter ended September 30, 2011. There is a possibility that the Company will sell the security before recovering all unamortized costs. The significant inputs the Company considered in determining the amount of the credit loss are as follows:

•	The assessment of security credit rating agencies and research performed by third parties;
•	The continued interest payment deferral by the issuer;
•	The lack of improving asset quality of the issuer and worsening economic conditions; and
•	The security is thinly traded and trading at its historical low, below par.

OTTI recognized for the periods presented is summarized as follow (dollars in thousands):

OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2012	$400
Cumulative credit losses on investment securities	-
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through December 31, 2013	$400

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of unearned income, and consist of the following at December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Commercial:
Commercial Construction	$213,675	$202,344
Commercial Real Estate - Owner Occupied	500,764	513,671
Commercial Real Estate - Non-Owner Occupied	755,905	682,760
Raw Land and Lots	187,529	205,726
Single Family Investment Real Estate	237,640	233,395
Commercial and Industrial	215,702	217,661
Other Commercial	52,490	47,551
Consumer:
Mortgage	237,414	220,567
Consumer Construction	48,984	33,969
Indirect Auto	174,843	157,518
Indirect Marine	38,633	36,586
HELOCs	281,579	288,092
Credit Card	23,211	21,968
Other Consumer	70,999	105,039
Total	$3,039,368	$2,966,847

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2013 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$-	$-	$-	$-	$1,596	$212,079	$213,675
Commercial Real Estate - Owner Occupied	514	-	258	-	2,037	497,955	500,764
Commercial Real Estate - Non-Owner Occupied	185	42	1,996	-	175	753,507	755,905
Raw Land and Lots	922	545	-	2,457	2,560	181,045	187,529
Single Family Investment Real Estate	1,783	277	563	275	1,689	233,053	237,640
Commercial and Industrial	348	152	220	-	3,848	211,134	215,702
Other Commercial	87	1	50	-	126	52,226	52,490
Consumer:
Mortgage	6,779	1,399	1,141	-	2,446	225,649	237,414
Consumer Construction	-	-	208	-	-	48,776	48,984
Indirect Auto	2,237	252	349	7	-	171,998	174,843
Indirect Marine	459	-	-	-	288	37,886	38,633
HELOCs	2,124	422	1,190	787	43	277,013	281,579
Credit Card	105	133	281	-	-	22,692	23,211
Other Consumer	888	124	490	96	227	69,174	70,999
Total	$16,431	$3,347	$6,746	$3,622	$15,035	$2,994,187	$3,039,368

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2012 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	Purchased Impaired (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$-	$-	$-	$-	$5,781	$196,563	$202,344
Commercial Real Estate - Owner Occupied	2,105	153	1,711	247	2,206	507,249	513,671
Commercial Real Estate - Non-Owner Occupied	866	63	207	-	812	680,812	682,760
Raw Land and Lots	277	-	75	2,942	8,760	193,672	205,726
Single Family Investment Real Estate	1,819	261	756	326	3,420	226,813	233,395
Commercial and Industrial	506	270	441	79	2,036	214,329	217,661
Other Commercial	70	182	1	-	193	47,105	47,551
Consumer:
Mortgage	5,610	2,244	3,017	-	747	208,949	220,567
Consumer Construction	157	-	-	-	235	33,577	33,969
Indirect Auto	2,504	276	329	21	-	154,388	157,518
Indirect Marine	67	-	114	-	158	36,247	36,586
HELOCs	3,063	640	1,239	845	1,325	280,980	288,092
Credit Card	269	101	397	-	-	21,201	21,968
Other Consumer	1,525	487	556	105	533	101,833	105,039
Total	$18,838	$4,677	$8,843	$4,565	$26,206	$2,903,718	$2,966,847

Nonaccrual loans totaled $15.0 million, $26.2 million, and $44.8 million at December 31, 2013, 2012, and 2011, respectively. Had these loans performed in accordance with their original terms, interest income of approximately $778,000, $1.3 million, and $1.3 million would have been recorded in 2013, 2012, and 2011, respectively. There were no nonaccrual loans excluded from impaired loan disclosure in 2013 or 2012. Loans past due 90 days or more and accruing interest totaled $6.7 million and $8.8 million at December 31, 2013 and 2012, respectively.

The following table shows purchased impaired commercial and consumer loan portfolios, by class and their delinquency status, at December 31, 2013 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Raw Land and Lots	$-	$-	$2,457	$2,457
Single Family Investment Real Estate	-	-	275	275
Consumer:
Indirect Auto	-	-	7	7
HELOCs	-	31	756	787
Other Consumer	40	-	56	96
Total	$40	$31	$3,551	$3,622

The following table shows purchased impaired commercial and consumer loan portfolios, by class and their delinquency status, at December 31, 2012 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Real Estate - Owner Occupied	$-	$193	$54	$247
Raw Land and Lots	-	81	2,861	2,942
Single Family Investment Real Estate	-	14	312	326
Commercial and Industrial	-	79	-	79
Consumer:
Indirect Auto	3	2	16	21
HELOCs	-	51	794	845
Other Consumer	-	-	105	105
Total	$3	$420	$4,142	$4,565

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, by class, at December 31, 2013 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$10,520	$10,523	$-	$9,073	$282
Commercial Real Estate - Owner Occupied	4,281	4,648	-	4,845	206
Commercial Real Estate - Non-Owner Occupied	15,012	15,100	-	15,288	572
Raw Land and Lots	52,259	52,551	-	61,606	2,024
Single Family Investment Real Estate	5,520	6,021	-	6,396	261
Commercial and Industrial	4,035	6,835	-	7,083	195
Other Commercial	55	134	-	134	-
Consumer:
Mortgage	1,361	1,361	-	1,374	60
Indirect Auto	11	19	-	26	-
Indirect Marine	495	874	-	887	42
HELOCs	1,604	1,755	-	1,921	11
Other Consumer	162	211	-	214	-
Total impaired loans without a specific allowance	$95,315	$100,032	$-	$108,847	$3,653

Loans with a specific allowance
Commercial:
Commercial Construction	$357	$692	$135	$1,136	$9
Commercial Real Estate - Owner Occupied	3,797	3,937	284	4,000	181
Commercial Real Estate - Non-Owner Occupied	549	597	76	616	40
Raw Land and Lots	1,875	1,905	83	1,985	101
Single Family Investment Real Estate	3,389	3,676	335	3,894	114
Commercial and Industrial	2,722	3,086	204	3,214	84
Other Commercial	255	269	35	254	6
Consumer:
Mortgage	4,041	4,147	660	4,183	123
Other Consumer	321	343	151	350	10
Total impaired loans with a specific allowance	$17,306	$18,652	$1,963	$19,632	$668
Total impaired loans	$112,621	$118,684	$1,963	$128,479	$4,321

The following table shows the Company’s impaired loans, by class, at December 31, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$28,212	$28,696	$-	$28,925	$1,237
Commercial Real Estate - Owner Occupied	13,573	13,665	-	14,579	787
Commercial Real Estate - Non-Owner Occupied	14,319	14,398	-	15,482	790
Raw Land and Lots	40,421	40,485	-	43,162	1,538
Single Family Investment Real Estate	5,487	6,185	-	7,031	253
Commercial and Industrial	2,201	2,232	-	2,757	154
Other Commercial	189	189	-	191	11
Consumer:
Mortgage	857	857	-	892	43
Indirect Auto	35	42	-	56	-
Indirect Marine	158	283	-	283	3
HELOCs	1,592	1,748	-	1,802	6
Other Consumer	286	329	-	332	-
Total impaired loans without a specific allowance	$107,330	$109,109	$-	$115,492	$4,822

Loans with a specific allowance
Commercial:
Commercial Construction	$4,057	$4,104	$643	$4,914	$177
Commercial Real Estate - Owner Occupied	4,100	4,239	921	4,300	124
Commercial Real Estate - Non-Owner Occupied	15,084	15,121	848	15,209	851
Raw Land and Lots	10,715	10,953	2,472	11,741	190
Single Family Investment Real Estate	3,341	3,437	711	3,643	147
Commercial and Industrial	4,511	4,728	1,000	4,938	110
Other Commercial	714	722	153	686	33
Consumer:
Mortgage	2,801	2,805	545	2,851	72
Consumer Construction	235	262	106	230	-
HELOCs	1,620	1,687	952	1,897	27
Other Consumer	867	910	273	916	17
Total impaired loans with a specific allowance	$48,045	$48,968	$8,624	$51,325	$1,748
Total impaired loans	$155,375	$158,077	$8,624	$166,817	$6,570

For the years ended December 31, 2013, 2012, and 2011, the average investment in impaired loans was $128.5 million, $166.8 million, and $264.5 million, respectively. The interest income recorded on impaired loans was approximately $4.3 million, $6.6 million, and $10.6 million in 2013, 2012, and 2011, respectively.

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. TDRs totaled $41.8 million and $63.5 million as of December 31, 2013 and December 31, 2012, respectively. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology. For the year ended December 31, 2013, the recorded investment in restructured loans prior to modifications was not materially impacted by the modification.

The following table provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	1	$684	$-	5	$4,549	$73
Commercial Real Estate - Owner Occupied	4	2,278	-	11	6,009	-
Commercial Real Estate - Non-Owner Occupied	6	3,771	-	10	13,103	-
Raw Land and Lots	15	20,741	-	13	22,886	-
Single Family Investment Real Estate	13	3,497	-	6	928	-
Commercial and Industrial	7	1,125	-	5	1,041	-
Other Commercial	-	-	-	1	236	-
Consumer:
Mortgage	10	2,318	-	12	2,256	-
Other Consumer	3	106	-	4	460	-
Total performing	59	$34,520	$-	67	$51,468	$73

Nonperforming
Commercial:
Commercial Construction	3	$947	$-	4	4,260	-
Commercial Real Estate - Owner Occupied	3	283	-	3	1,079	-
Commercial Real Estate - Non-Owner Occupied	-	-	-	2	514	-
Raw Land and Lots	2	3,973	-	2	4,032	-
Single Family Investment Real Estate	1	50	-	2	427	-
Commercial and Industrial	8	1,195	-	7	1,251	-
Consumer:
Mortgage	2	794	-	1	202	-
Indirect Marine	-	-	-	1	158	-
Other Consumer	1	62	-	1	68	-
Total nonperforming	20	$7,304	$-	23	$11,991	$-

Total performing and nonperforming	79	$41,824	$-	90	$63,459	$73

The Company considers a default of a restructured loan to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. The following table shows, by class and modification type, TDRs that occurred during the year ended December 31, 2013 as well as TDRs that had a payment default during 2013 that had been restructured during the twelve month period preceding the default (dollars in thousands):

			Restructurings with
	All Restructurings		payment default
	No. of Loans	Recorded investment at period end	No. of Loans	Recorded investment at period end
Modified to interest only, at a market rate
Commercial:
Raw Land and Lots	1	$43	1	$43
Consumer:
Mortgage	2	730	-	-
Total interest only at market rate of interest	3	$773	1	$43

Term modification, at a market rate
Commercial:
Commercial Construction	2	$697	-	$-
Commercial Real Estate - Owner Occupied	2	1,085	-	-
Commercial Real Estate - Non-Owner Occupied	1	745	-	-
Raw Land and Lots	3	378	-	-
Single Family Investment Real Estate	7	2,488	-	-
Commercial and Industrial	5	649	-	-
Consumer:
Mortgage	3	707	-	-
Other Consumer	1	34	-	-
Total loan term extended at a market rate	24	$6,783	-	$-

Term modification, below market rate
Commercial:
Commercial Real Estate - Owner Occupied	1	$115	-	$-
Commercial and Industrial	1	8	-	-
Consumer:
Mortgage	1	154	-	-
Total loan term extended at a below market rate	3	$277	-	$-
Total	30	$7,833	1	$43

The following table shows, by class and modification type, TDRs that occurred during the year ended December 31, 2012 as well as TDRs that had a payment default during 2012 that had been restructured during the twelve month period preceding the default (dollars in thousands):

			Restructurings with
	All Restructurings		payment default
	No. of Loans	Recorded investment at period end	No. of Loans	Recorded investment at period end
Modified to interest only, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	1	$216	-	$-
Commercial Real Estate - Non-Owner Occupied	2	759	-	-
Raw Land and Lots	3	257	-	-
Single Family Investment Real Estate	2	173	-	-
Consumer:
Mortgage	1	124	-	-
Indirect Marine	1	158	1	158
Total interest only at market rate of interest	10	$1,687	1	$158

Term modification, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	5	$5,328	2	$1,356
Commercial Real Estate - Non-Owner Occupied	2	715	-	-
Raw Land and Lots	1	595	-	-
Commercial and Industrial	6	408	-	-
Consumer:
Mortgage	5	858	-	-
Indirect Marine	-	-	1	26
Other Consumer	4	460	-	-
Total loan term extended at a market rate	23	$8,364	3	$1,382

Term modification, below market rate
Commercial:
Commercial Real Estate - Owner Occupied	4	$647	-	$-
Raw Land and Lots	1	59	-	-
Consumer:
Mortgage	1	64	-	-
Other Consumer	1	68	-	-
Total loan term extended at a below market rate	7	$838	-	$-

Interest rate modification, below market rate
Commercial:
Commercial Real Estate - Non-Owner Occupied	2	$2,390	-	$-
Total interest only at below market rate of interest	2	$2,390	-	$-
Total	42	$13,279	4	$1,540

The following table shows the allowance for loan loss activity, balances for allowance for credit losses, and loans based on impairment methodology by portfolio segment for the year ended December 31, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$24,821	$10,107	$(12)	$34,916
Recoveries credited to allowance	1,496	1,285	-	2,781
Loans charged off	(8,534)	(5,084)	-	(13,618)
Provision charged to operations	2,073	3,919	64	6,056
Balance, end of period	$19,856	$10,227	$52	$30,135

Ending Balance, ALL:
Loans individually evaluated for impairment	$1,152	$811	$-	$1,963
Loans collectively evaluated for impairment	18,704	9,416	52	28,172
Loans acquired with deteriorated credit quality	-	-	-	-
Total	$19,856	$10,227	$52	$30,135

Ending Balance, Loans:
Loans individually evaluated for impairment	$101,894	$7,105	$-	$108,999
Loans collectively evaluated for impairment	2,059,079	867,668	-	2,926,747
Loans acquired with deteriorated credit quality	2,732	890	-	3,622
Total	$2,163,705	$875,663	$-	$3,039,368

The following table shows the allowance for loan loss activity, balances for allowance for credit losses, and loans based on impairment methodology by portfolio segment for the year ended December 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

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

The following table shows the allowance for loan loss activity, balances for allowance for credit losses, and loans based on impairment methodology by portfolio segment for the year ended December 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$28,255	$10,189	$(38)	$38,406
Recoveries credited to allowance	924	1,206	-	2,130
Loans charged off	(10,891)	(6,975)	-	(17,866)
Provision charged to operations	9,603	7,078	119	16,800
Balance, end of period	$27,891	$11,498	$81	$39,470

Ending Balance, ALL:
Loans individually evaluated for impairment	$10,127	$1,278	$-	$11,405
Loans collectively evaluated for impairment	17,679	10,220	81	27,980
Loans acquired with deteriorated credit quality	85	-	-	85
Total	$27,891	$11,498	$81	$39,470

Ending Balance, Loans:
Loans individually evaluated for impairment	$239,853	$5,334	$-	$245,187
Loans collectively evaluated for impairment	1,707,560	855,939	-	2,563,499
Loans acquired with deteriorated credit quality	8,828	1,069	-	9,897
Total	$1,956,241	$862,342	$-	$2,818,583

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

The following table shows all loans, excluding purchased impaired loans, in the commercial portfolios by class with their related risk rating current as of December 31, 2013 (dollars in thousands):

	1-3	4	5	6	7	8	Total
Commercial Construction	$24,399	$148,251	$20,370	$13,772	$6,883	$-	$213,675
Commercial Real Estate - Owner Occupied	149,632	324,394	10,017	10,926	5,795	-	500,764
Commercial Real Estate - Non-Owner Occupied	224,702	453,279	21,953	46,084	9,887	-	755,905
Raw Land and Lots	8,648	98,927	14,132	16,439	46,926	-	185,072
Single Family Investment Real Estate	38,327	168,564	12,302	11,522	6,650	-	237,365
Commercial and Industrial	68,748	123,585	8,254	8,752	3,822	2,541	215,702
Other Commercial	18,593	23,160	8,529	1,897	311	-	52,490
Total	$533,049	$1,340,160	$95,557	$109,392	$80,274	$2,541	$2,160,973

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

The following table shows only purchased impaired loans in the commercial portfolios by class with their related risk rating and credit quality indicator information current as of December 31, 2013 (dollars in thousands):

	4	5	6	7	8	Total
Raw Land and Lots	$-	$653	$-	$1,804	$-	$2,457
Single Family Investment Real Estate	275	-	-	-	-	275
Total	$275	$653	$-	$1,804	$-	$2,732

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

The following shows changes in the Company’s acquired impaired loan portfolio and accretable yield for ASC 310-30 loans and the acquired performing loan portfolio and remaining discount for ASC 310-20 loans for the years ended December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013				December 31, 2012
	ASC 310-30 Loans		ASC 310-20 Loans		ASC 310-30 Loans		ASC 310-20 Loans
	Accretable Yield	Carrying Amount of Loans	Remaining Discount	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Remaining Discount	Carrying Amount of Loans
Balance at beginning of period	$3,147	$4,565	$5,350	$473,283	$5,140	$9,897	$9,010	$663,510
Additions	-	-	-	-	-	-	-	-
Accretion	(55)	-	(2,009)	-	(353)	-	(3,660)	-
Charge-offs	(112)	(96)	-	(1,774)	(1,640)	(412)	-	(2,320)
Transfers to OREO	-	(201)	-	(207)	-	(2,371)	-	(2,895)
Payments received, net	-	(646)	-	(96,806)	-	(2,549)	-	(185,012)
Balance at end of period	$2,980	$3,622	$3,341	$374,496	$3,147	$4,565	$5,350	$473,283

4.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2013 and 2012 are as follows (dollars in thousands):

	2013	2012
Land	$23,652	$24,493
Land improvements and buildings	62,329	62,721
Leasehold improvements	5,313	5,290
Furniture and equipment	36,133	37,707
Equipment lease	62	62
Construction in progress	9,323	6,634
Total	136,812	136,907
Less accumulated depreciation and amortization	53,997	51,498
Bank premises and equipment, net	$82,815	$85,409

Depreciation expense for 2013, 2012, and 2011 was $6.0 million, $6.6 million, and $6.7 million, respectively. Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2013 are as follows for the years ending (dollars in thousands):

2014	$5,380
2015	4,985
2016	4,232
2017	3,967
2018	3,807
Thereafter	10,410
Total of future payments	$32,781

The leases contain options to extend for periods up to 20 years. Rental expense for the years ended December 31, 2013, 2012, and 2011 totaled $5.7 million, $5.9 million, and $4.9 million, respectively.

5.	INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, trademarks, and goodwill arising from previous acquisitions. The Company has determined that core deposit intangibles and trademarks have a finite life and amortizes them over their estimated useful life. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years, using an accelerated method. The trademark intangible, acquired through previous acquisitions, was amortized over three years using the straight-line method. In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the second quarter of 2013 and determined that there was no impairment to its goodwill or intangible assets. Subsequently, the Company determined that an additional evaluation was necessary at year-end due to potential indicators based on the net losses recorded at the mortgage company during the last two quarters of the year. Based on this additional testing, the Company still has recorded no impairment charges to date for goodwill or intangible assets.

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2013
Amortizable core deposit intangibles	$46,615	$34,635	$11,980
Trademark intangible	1,200	1,200	-

December 31, 2012
Amortizable core deposit intangibles	$46,615	$30,837	$15,778
Trademark intangible	1,200	1,167	33

Amortization expense of core deposit intangibles for the years ended December 31, 2013, 2012, and 2011 totaled $3.8 million, $4.9 million, and $6.1 million, respectively. Amortization expense of the trademark intangibles for the year ended December 31, 2013 was $33,000 and for both years ended December 31, 2012 and 2011 totaled $400,000. As of December 31, 2013, the estimated remaining amortization expense of core deposit intangibles is as follows (dollars in thousands):

2014	$2,898
2015	2,463
2016	1,862
2017	1,437
2018	906
Thereafter	2,414
Total estimated amortization expense	$11,980

6.	DEPOSITS

The major types of interest-bearing deposits are as follows for the years ending (dollars in thousands):

	2013	2012
Interest-bearing deposits:
NOW accounts	$498,068	$454,150
Money market accounts	940,215	957,130
Savings accounts	235,034	207,846
Time deposits of $100,000 and over	427,597	508,630
Other time deposits	444,254	524,110
Total interest-bearing deposits	$2,545,168	$2,651,866

As of December 31, 2013, the scheduled maturities of time deposits are as follows for the years ending (dollars in thousands):

2014	$563,788
2015	141,329
2016	76,595
2017	37,814
2018	52,325
Total scheduled maturities of time deposits	$871,851

The amount of time deposits held in CDARS accounts was $32.0 million and $36.7 million as of December 31, 2013 and 2012, respectively. These deposits had a maturity of less than one year.

The Company classifies deposit overdrafts as other consumer loans. As of December 31, 2013 and 2012, these deposits totaled $1.8 million and $5.7 million, respectively.

7.	BORROWINGS

Short-term Borrowings

Total short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Also included in total short-term borrowings are federal funds purchased, which are secured overnight borrowings from other financial institutions, and short-term FHLB advances. Total short-term borrowings consist of the following as of December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Securities sold under agreements to repurchase	$52,455	$54,270
Other short-term borrowings	211,500	78,000
Total short-term borrowings	$263,955	$132,270

Maximum month-end outstanding balance	$263,955	$154,116
Average outstanding balance during the period	119,433	91,993
Average interest rate during the period	0.30%	0.31%
Average interest rate at end of period	0.30%	0.28%

Other short-term borrowings:
Federal Funds purchased	$31,500	$38,000
FHLB	$180,000	$40,000

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $93.5 million and $87.0 million at December 31, 2013 and 2012, respectively. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $805.2 million and $802.2 million at December 31, 2013 and 2012, respectively.

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

(1) reported as 'Other Assets' within the Consolidated Balance Sheets

As part of a prior acquisition, the Company assumed subordinated debt with terms of LIBOR plus 1.45% and a maturity date of April 2016. At December 31, 2013, the carrying value of the subordinated debt, net of the purchase accounting discount, was $16.4 million.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s Consolidated Balance Sheet. In accordance with ASC 470-50, Modifications and Extinguishments, the Company will amortize this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings in the Company’s Consolidated Income Statement. Amortization expense for the years ended December 31, 2013 and 2012 was $1.7 million and $612,000, respectively.

As of December 31, 2013, the advances from the FHLB consist of the following (dollars in thousands):

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
						$140,000

The carrying value of the loans and securities pledged as collateral for FHLB advances totaled $1.1 billion and $1.0 billion as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Subordinated Debt	FHLB Advances	Prepayment Penalty	Total Long-term Borrowings
2014	$-	$-	$(1,787)	$(1,787)
2015	-	-	(1,831)	(1,831)
2016	16,359	-	(1,882)	14,477
2017	-	-	(1,923)	(1,923)
2018	-	-	(1,969)	(1,969)
Thereafter	-	140,000	(7,918)	132,082
Total long-term borrowings	$16,359	$140,000	$(17,310)	$139,049

8.	COMMITMENTS AND CONTINGENCIES

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

Litigation Relating to the StellarOne Acquisition

In a joint press release issued on June 10, 2013, the Company announced the signing of a definitive merger agreement for the acquisition of StellarOne Corporation. The Company closed the acquisition of StellarOne on January 1, 2014. On June 14, 2013, in response to the initial announcement of the definitive merger agreement, Jaclyn Crescente, individually and on behalf of all other StellarOne shareholders, filed a class action complaint against StellarOne, its current directors, StellarOne Bank, and the Company, in the U.S. District Court for the Western District of Virginia, Charlottesville Division (Case No. 3:13-cv-00021-NKM) (the “District Court”). The complaint alleges that the StellarOne directors breached their fiduciary duties by approving the merger with the Company and that the Company aided and abetted in such breaches of duty. The complaint seeks, among other things, equitable relief and/or money damages in the event that the transaction is completed. StellarOne and the Company believe that the claims are without merit; however, in order to eliminate the expense and uncertainties of further litigation, StellarOne, the Company, and the other defendants have entered into a memorandum of understanding with the plaintiffs in order to settle the litigation. Under the terms of the memorandum of understanding, plaintiffs agree to settle the lawsuit and release the defendants from all claims relating to the acquisition of StellarOne, subject to approval by the District Court. On February 3, 2014, the District Court granted preliminary approval to the memorandum of understanding and to a class action settlement in the case. If the District Court grants final approval, the lawsuit will be dismissed.

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

UMG, a wholly owned subsidiary of the Bank, uses rate lock commitments during the origination process and for loans held for sale. These commitments to sell loans are designed to mitigate UMG’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale. At December 31, 2013, the Company held approximately $2.0 million in loans available for sale in which the related rate lock commitment had expired; accordingly, a valuation adjustment of $94,000 was recorded to properly reflect the lower of cost or market value of these loans. This valuation adjustment was recorded within the mortgage segment; there was a $92,000 valuation adjustment in the prior year.

The following table presents the balances of commitments and contingencies (dollars in thousands):

	2013	2012
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$891,680	$844,766
Standby letters of credit	48,107	45,536
Mortgage loan rate lock commitments	54,834	133,326
Total commitments with off-balance sheet risk	$994,621	$1,023,628
Commitments with balance sheet risk:
Loans held for sale	$53,185	$167,698
Total other commitments	$1,047,806	$1,191,326

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended December 31, 2013 and 2012, the aggregate amount of daily average required reserves was approximately $16.0 million and $14.2 million, respectively.

The Company has approximately $9.6 million in deposits in other financial institutions, of which $3.1 million serves as collateral for the trust swap further discussed in Note 9 “Derivatives.” The Dodd-Frank Act, which was signed into law on July 21, 2010, provided unlimited deposit insurance coverage for transaction accounts, but such provision expired on December 31, 2012. As of January 1, 2013, the deposit insurance coverage for transaction accounts is up to at least $250,000. The Company had approximately $5.6 million in deposits in other financial institutions that were uninsured at December 31, 2013. On an annual basis, the Company’s management evaluates the loss risk of its uninsured deposits in financial counter-parties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 9 “Derivatives” in these “Notes to the Consolidated Financial Statements” for additional information.

As disclosed in the Company’s Form 10-Q as of September 30, 2013, UMG has identified errors with respect to disclosures made to certain customers during the period from November 2011 through August 2013 in connection with certain loans originated pursuant to insured loan programs administered by the United States Department of Agriculture and Federal Housing Administration.  These disclosure errors understated to the borrowers the amount of mortgage insurance premiums that were required to be assessed over the life of the loans under guidelines enacted by these loan programs.  The Company has, however, taken certain remedial action with respect to the affected borrowers to address the disclosure errors as permitted under applicable law. Virtually all of these loans were sold to third parties prior to the identification of the errors.  At December 31, 2013, the Company accrued $966,000 for contractual indemnification claims specifically related to these errors in mortgage insurance premium calculations. In the ordinary course of business, the Company records an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates and as of December 31, 2013 and 2012, the Company’s indemnification reserve was $627,000 and $446,000, respectively.

9.	DERIVATIVES

During the second quarter of 2010, the Company entered into an interest rate swap agreement (the “trust swap”) as part of the management of interest rate risk. The Company designated the trust swap as a cash flow hedge intended to protect against the variability of cash flows associated with the aforementioned Statutory Trust II preferred capital securities. The trust swap hedges the interest rate risk, wherein the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 3.51% to the same counterparty calculated on a notional amount of $36.0 million. The term of the trust swap is six years with a fixed rate that started June 15, 2011. The trust swap was entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. At December 31, 2013, the Company pledged $3.1 million of cash as collateral for the trust swap.

During the third quarter of 2013, the Company entered into eight interest rate swap agreements (the “prime loan swaps”) as part of the management of interest rate risk. The Company designated the prime loan swaps as cash flow hedges intended to protect the Company against the variability in the expected future cash flows on the designated variable rate loan products. The prime loan swaps hedge the underlying cash flows, wherein the Company receives a fixed interest rate ranging from 4.71% to 6.09% from counterparty and pays interest based on the Wall Street Journal prime index, with a spread of up to 1%, to the same counterparty calculated on a notional amount of $100.0 million. Four of the eight prime loan swaps contain floor rates ranging from 4.00% to 5.00%. The term of the prime loan swaps is six years with a fixed rate that started September 17, 2013. The prime loan swaps were entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provision protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. At December 31, 2013, the Company pledged securities with a market value of $5.7 million as collateral for the prime loan swaps.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815, Derivatives and Hedging, the Company has designated the previously discussed derivatives as cash flow hedges, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedges are deemed to be effective. At December 31, 2013, the fair value of the Company’s cash flow hedges was an unrealized loss of $3.6 million, the amount the Company would have expected to pay if the contract was terminated. The below asset and liability are recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

Shown below is a summary of the derivatives designated as cash flow hedges at December 31, 2013 and 2012 (dollars in thousands):

		Notional			Receive		Pay		Life
	Positions	Amount	Asset	Liability	Rate		Rate		(Years)
As of December 31, 2013
Pay fixed - receive floating interest rate swaps	1	$36,000	$-	$3,046	0.25%		3.51%		3.46

Receive fixed - pay floating interest rate swaps	8	$100,000	$-	$516	5.17	%*	3.89	%*	5.72

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2012
Pay fixed - receive floating interest rate swaps	1	$36,000	$-	$4,489	0.31%	3.51%	4.46

*This receive rate is a weighted average rate for the 8 loan swaps that have a receive rate range from 4.71% to 6.09%. The pay rate is a weighted average rate taking into consideration the floor rates discussed above.

During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values reported in other assets and other liabilities. Shown below is a summary regarding loan swap derivative activities at December 31, 2013 and 2012 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2013
Receive fixed - pay floating interest rate swaps	1	$718	$33	$-	4.58%	2.92%	8.59
Pay fixed - receive floating interest rate swaps	1	$718	$-	$33	2.92%	4.58%	8.59

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2012
Receive fixed - pay floating interest rate swaps	1	$744	$18	$-	4.58%	2.96%	9.59
Pay fixed - receive floating interest rate swaps	1	$744	$-	$18	2.96%	4.58%	9.59

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the year ended December 31, 2013 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (losses) on Securities	Change in FV of Cash Flow Hedges	Total
Balance - December 31, 2012	$14,573	$(4,489)	$10,084

Other comprehensive income (loss)	(13,367)	583	(12,784)
Amounts reclassified from accumulated other comprehensive income	(14)	524	510
Net current period other comprehensive income (loss)	(13,381)	1,107	(12,274)

Balance - December 31, 2013	$1,192	$(3,382)	$(2,190)

The change in accumulated other comprehensive income (loss) for the year ended December 31, 2012 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (losses) on Securities	Change in FV of Cash Flow Hedge	Total
Balance - December 31, 2011	$13,943	$(4,293)	$9,650

Other comprehensive income (loss)	753	(922)	(169)
Amounts reclassified from accumulated other comprehensive income	(123)	726	603
Net current period other comprehensive income (loss)	630	(196)	434

Balance - December 31, 2012	$14,573	$(4,489)	$10,084

The change in accumulated other comprehensive income (loss) for the year ended December 31, 2011 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (losses) on Securities	Change in FV of Cash Flow Hedge	Total
Balance - December 31, 2010	$5,046	$(1,475)	$3,571

Other comprehensive income (loss)	9,231	(3,233)	5,998
Amounts reclassified from accumulated other comprehensive income	(334)	415	81
Net current period other comprehensive income (loss)	8,897	(2,818)	6,079

Balance - December 31, 2011	$13,943	$(4,293)	$9,650

Reclassifications of unrealized gains (losses) on available-for-sale securities are reported in the Consolidated Income Statement as "Gains on securities transactions, net" with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported gains of $21,000, $190,000, and $913,000 for the years ended December 31, 2013, 2012, and 2011, respectively, related to gains/losses on the sale of securities. As discussed in Note 2 “Securities”, the Company determined that a single issuer trust preferred security incurred credit-related OTTI of $400,000 during the year ended December 31, 2011, which is included in the reclassification above. The tax effect of these transactions during the years ended December 31, 2013, 2012, and 2011 were $7,000, $67,000, and $179,000, respectively, which were included as a component of income tax expense.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense in the Consolidated Income Statement with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $805,000, $1.1 million, and $638,000 for the years ended December 31, 2013, 2012, and 2011, respectively. The tax effect of these transactions during the years ended December 31, 2013, 2012, and 2011 were $281,000, $391,000, and $223,000, respectively, which were included as a component of income tax expense.

11.	REGULATORY MATTERS AND CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on financial statements of the Company and the subsidiary bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to financial holding companies and bank holding companies, but only to their bank subsidiaries.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of total risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined) and risk-weighted assets.

As of December 31, 2013, the most recent notification from the Federal Reserve Bank categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank’s capital amounts and ratios are also presented in the following table at December 31, 2013 and 2012 (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes		Required in Order to Be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total capital to risk weighted assets:
Consolidated	$465,360	14.17%	$262,730	8.00%	NA	NA
Union First Market Bank	442,784	13.56%	261,229	8.00%	$326,537	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	428,490	13.05%	131,338	4.00%	NA	NA
Union First Market Bank	405,925	12.43%	130,628	4.00%	195,941	6.00%
Tier 1 capital to average adjusted assets:
Consolidated	428,490	10.70%	160,183	4.00%	NA	NA
Union First Market Bank	405,925	10.19%	159,342	4.00%	199,178	5.00%

As of December 31, 2012
Total capital to risk weighted assets:
Consolidated	$454,444	14.57%	$249,487	8.00%	NA	NA
Union First Market Bank	438,860	14.14%	248,294	8.00%	$310,367	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	409,879	13.14%	124,743	4.00%	NA	NA
Union First Market Bank	394,296	12.70%	124,147	4.00%	186,220	6.00%
Tier 1 capital to average adjusted assets:
Consolidated	409,879	10.29%	159,408	4.00%	NA	NA
Union First Market Bank	394,296	9.94%	158,631	4.00%	198,288	5.00%

In February 2012, the Company repurchased 335,649 shares of its common stock for an aggregate purchase price of $4,363,437, or $13.00 per share. The repurchase was funded with cash on hand. The Company transferred 115,384 of the repurchased shares to its ESOP for $13.00 per share. The remaining 220,265 shares were retired. In December 2012, the Company repurchased and retired 750,000 shares of its common stock for an aggregate purchase price of $11,580,000, or $15.44 per share. The repurchase was funded with cash on hand. In the first quarter 2013, the Company repurchased 500,000 shares of its common stock for an aggregate purchase price of $9,500,000, or $19.00 per share. The repurchase was funded with cash on hand and the shares were retired.

In July 2013, the FRB issued a final rule that makes technical changes to its market risk capital rule to align it with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final new capital rules require the Company to comply with the following new minimum capital ratios, effective January 1, 2015: (1) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (3) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and, (4) a leverage ratio of 4% of total assets.

If the new capital ratios described above had been effective as of December 31, 2013, based on management’s interpretation and understanding of the new rules, the Company would have remained “well capitalized” as of such date.

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

Derivative instruments

As discussed in Note 9 “Derivatives,” the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

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

The Company uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2013 and 2012.

The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012 (dollars in thousands):

	Fair Value Measurements at December 31, 2013 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap - loans	$-	$33	$-	$33
Securities available for sale:
U.S. government and agency securities	-	2,153	-	2,153
Obligations of states and political subdivisions	-	254,830	-	254,830
Corporate and other bonds	-	9,434	-	9,434
Mortgage-backed securities	-	407,362	-	407,362
Other securities	-	3,569	-	3,569

LIABILITIES
Interest rate swap - loans	$-	$33	$-	$33
Cash flow hedge - prime loan swap	-	516	-	516
Cash flow hedge - trust preferred	-	3,046	-	3,046

	Fair Value Measurements at December 31, 2012 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap - loans	$-	$18	$-	$18
Securities available for sale:
U.S. government and agency securities	-	2,849	-	2,849
Obligations of states and political subdivisions	-	229,778	-	229,778
Corporate and other bonds	-	7,212	-	7,212
Mortgage-backed securities	-	342,174	-	342,174
Other securities	-	3,369	-	3,369

LIABILITIES
Interest rate swap - loans	$-	$18	$-	$18
Cash flow hedge - trust preferred	-	4,489	-	4,489

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. Nonrecurring fair value adjustments of $363,000 and $0 were recorded on loans held for sale during the years ended December 31, 2013 and 2012, respectively. Gains and losses on the sale of loans are recorded within the mortgage segment and are reported on a separate line item in the Consolidated Statements of Income.

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

Other real estate owned

Fair values of OREO are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. Total valuation expenses related to OREO properties for the years ended December 31, 2013 and 2012 were $791,000 and $301,000, respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at December 31, 2013 and 2012 (dollars in thousands):

	Fair Value Measurements at December 31, 2013 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$53,185	$-	$53,185
Impaired loans	-	-	7,985	7,985
Other real estate owned	-	-	34,116	34,116

	Fair Value Measurements at December 31, 2012 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$167,698	$-	$167,698
Impaired loans	-	-	30,104	30,104
Other real estate owned	-	-	32,834	32,834

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2013 (dollars in thousands):

	Fair Value Measurements at December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
ASSETS
Commercial Construction	$219	Market comparables	Discount applied to market comparables (1)	0%
Commercial Real Estate - Owner Occupied	2,043	Market comparables	Discount applied to market comparables (1)	17%
Raw Land and Lots	908	Market comparables	Discount applied to market comparables (1)	10%
Single Family Investment Real Estate	1,332	Market comparables	Discount applied to market comparables (1)	0%
Commercial and Industrial	1,719	Market comparables	Discount applied to market comparables (1)	28%
Other (2)	1,764	Market comparables	Discount applied to market comparables (1)	0%
Total Impaired Loans	7,985

Other real estate owned	34,116	Market comparables	Discount applied to market comparables (1)	33%
Total	$42,101

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2013 and 2012, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2013 and 2012 are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2013 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$73,023	$73,023	$-	$-	$73,023
Securities available for sale	677,348	-	677,348	-	677,348
Restricted stock	26,036	-	26,036	-	26,036
Loans held for sale	53,185	-	53,185	-	53,185
Net loans	3,009,233	-	-	3,035,504	3,035,504
Interest rate swap - loans	33	-	33	-	33
Accrued interest receivable	15,000	-	15,000	-	15,000

LIABILITIES
Deposits	$3,236,843	$-	$3,238,777	$-	$3,238,777
Borrowings	463,314	-	443,237	-	443,237
Accrued interest payable	902	-	902	-	902
Cash flow hedge - prime loan swap	516	-	516	-	516
Cash flow hedge - trust preferred	3,046	-	3,046	-	3,046
Interest rate swap - loans	33	-	33	-	33

		Fair Value Measurements at December 31, 2012 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$82,902	$82,902	$-	$-	$82,902
Securities available for sale	585,382	-	585,382	-	585,382
Restricted stock	20,687	-	20,687	-	20,687
Loans held for sale	167,698	-	167,698	-	167,698
Net loans	2,931,931	-	-	2,956,339	2,956,339
Interest rate swap - loans	18	-	18	-	18
Accrued interest receivable	19,663	-	19,663	-	19,663

LIABILITIES
Deposits	$3,297,767	$-	$3,309,149	$-	$3,309,149
Borrowings	329,395	-	309,019	-	309,019
Accrued interest payable	1,414	-	1,414	-	1,414
Cash flow hedge – trust preferred	4,489	-	4,489	-	4,489
Interest rate swap - loans	18	-	18	-	18

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

The Company has a 401(k) Plan that allows employees to make contributions for retirement. The 401(k) Plan provides for the Company to match employee contributions based on each employee’s contribution percentage. For each employee’s 1% through 3% dollar contributions, the Company will match 100% of such dollar contributions, and for each employee’s 4% through 5% dollar contributions, the Company will match 50% of such dollar contributions. The Bank also has an ESOP. All full and part-time employees of the Bank with 1,000 hours of service are eligible to participate in the ESOP. The Company makes discretionary profit sharing contributions into the 401(k) Plan, ESOP, and in cash. Company discretionary contributions to both the 401(k) Plan and the ESOP are allocated to participant accounts in proportion to each participant’s compensation and vest over five and six year periods, respectively. Employee contributions to the ESOP are not allowed.

The following were payments made to the Company’s employees, in accordance with the plans described above, in 2013, 2012, and 2011 (dollars in thousands):

	2013		2012		2011
	Bank	UMG	Bank	UMG	Bank	UMG
401(k) Plan	$2,002	$569	$1,427	$588	$1,374	$355
ESOP	1,774	-	1,896	-	1,700	-
Cash	482	-	314	-	315	-
Total	$4,258	$569	$3,637	$588	$3,389	$355

The Company had an obligation to certain members of the Bank’s Board of Directors under deferred compensation plans in the amount of $903,000 and $957,000 at December 31, 2013 and 2012, respectively. The expenses related to the deferred compensation plans were $86,000, $84,000, and $80,000 for the years ended December 31, 2013, 2012, and 2011, respectively. The Company owns life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations.

The Company’s Board of Directors has approved an annual incentive compensation plan (the Management Incentive Plan, or “MIP”) as a means of attracting, rewarding, and retaining key executives. Each annual MIP, as it may be amended from time to time, is based on both corporate and individual objectives established annually for each participant. Each participant is evaluated within these two categories to determine eligibility and rate of incentive compensation based on performance. Salaries and benefits expense for incentive compensation under the MIP was $939,000, $835,000, and $711,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) provides, and the 2003 Stock Incentive Plan (the “2003 Plan”) provided until it expired in June 2013, for the granting of stock-based awards in the form of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), non-statutory stock options, and nonvested stock to key employees of the Company and its subsidiaries. The Company issues new shares to satisfy stock-based awards. Under both plans, the option price cannot be less than the fair market value of the stock on the grant date, and the stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of 20% over a five year vesting schedule. The 2011 Plan became effective on January 1, 2011 after its approval by shareholders at the annual meeting of shareholders held on April 26, 2011. The following table summarizes the shares available in the 2011 Plan as of December 31, 2013:

2011 Plan
Beginning Authorization	1,000,000
Granted	(387,594)
Expired, forfeited, or cancelled	26,857
Remaining available for grant	639,263

For the year ended December 31, 2013, the Company recognized stock-based compensation expense (included in salaries and benefits expense) of approximately $889,000 (or $708,000 net of tax), or $0.04 per common share. For years ended December 31, 2012 and 2011, respectively, the Company recognized stock-based compensation expense of approximately $1.3 million and $717,000 ($943,000 and $552,000, net of tax), or approximately $0.05 per common share for the year ended December 31, 2012 and approximately $0.02 for the year ended December 31, 2011.

Stock Options

The following table summarizes the stock option activity for the last three years:

	Stock Options (shares)	Weighted Average Exercise Price	Options Exercisable (shares)	Weighted Average Exercise Price
Balance, December 31, 2010	324,776	$19.38	183,544	$20.90
Granted	134,046	12.11
Exercised	(29,625)	10.21
Forfeited	(6,447)	17.22
Balance, December 31, 2011	422,750	17.70	184,985	22.28
Granted	131,657	14.40
Exercised	(2,376)	12.11
Forfeited	(51,453)	17.11
Balance, December 31, 2012	500,578	16.92	218,825	20.59
Granted	-	-
Exercised	(50,119)	18.45
Forfeited	(47,513)	19.04
Balance, December 31, 2013	402,946	16.48	200,904	18.96

A summary of the options outstanding at December 31, 2013 is as follows:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number Outstanding (shares)	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable (shares)	Weighted Average Exercise Price
		$12.11	113,045	6.87	yrs	$12.11	45,044	$12.11
$12.59	-	$14.08	4,558	5.75		$13.18	3,188	$13.10
		$14.40	114,887	8.15		$14.40	21,569	$14.40
		$14.82	1,000	6.42		$14.82	600	$14.82
		$16.45	91,088	6.32		$16.45	52,135	$16.45
$20.41	-	$22.65	22,335	0.72		$22.29	22,335	$22.29
		$23.50	17,813	1.07		$23.50	17,813	$23.50
		$27.51	3,750	1.58		$27.51	3,750	$27.51
		$27.62	15,995	3.15		$27.62	15,995	$27.62
		$31.57	18,475	2.15		$31.57	18,475	$31.57
$12.11	-	$31.57	402,946	6.09	yrs	$16.48	200,904	$18.96

The Company issues shares upon option exercise from the Company’s authorized but unissued shares, and the Company expects to issue an insignificant amount of shares for option exercises during 2014.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the years ended December 31, 2013, 2012, and 2011. No options have been granted since February of 2012:

	2013	2012	2011
Dividend yield(1)	-	2.47%	2.36%
Expected life in years(2)	-	7.0	7.0
Expected volatility(3)	-	41.53%	41.02%
Risk-free interest rate(4)	-	1.24%	2.71%

Weighted average fair value per option granted	$-	$4.76	$4.31

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

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of December 31, 2013:

	Stock Options Vested or Expected to Vest	Exercisable
Stock options (number of shares)	393,582	200,904
Weighted average remaining contractual life in years	6.05	4.67
Weighted average exercise price on shares above water	$15.12	$16.48
Aggregate intrinsic value	$3,433,532	$1,355,386

During the year ended December 31, 2013, there were 30 stock option awards exercised with a total intrinsic value (the amount by which the stock price exceeds the exercise price) and fair value of approximately $268,000 and $1.2 million, respectively. Cash received from the exercise of stock options for the year ended December 31, 2013 was approximately $927,000, and the tax benefit realized from tax deductions associated with options exercised during the year was $54,000.

The fair value of all stock options vested during 2013 was approximately $335,000 and the total intrinsic value of all stock options outstanding was $3.5 million.

During the year ended December 31, 2012, there were two stock option awards exercised with a total intrinsic value and fair value of approximately $7,400 and $36,000, respectively. Cash received from the exercise of stock options for the year ended December 31, 2012 was approximately $29,000, and the tax benefit realized from tax deductions associated with options exercised during the year was $2,600.

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

Nonvested Stock

The 2011 Plan permits, and the 2003 Plan permitted until it expired in June 2013, the granting of nonvested stock but are limited to one-third of the aggregate number of total awards granted. This equity component of compensation is divided between restricted (time-based) stock grants and performance-based stock grants. Generally, the restricted stock vests 50% on each of the third and fourth anniversaries from the date of the grant. The performance-based stock is subject to vesting based on achieving certain performance metrics; the grant of performance-based stock is subject to approval by the Company’s Compensation Committee at its sole discretion. The value of the nonvested stock awards was calculated by multiplying the fair market value of the Company’s common stock on grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends (restricted stock), if any, except for the nonvested stock under the performance-based component (performance stock).

The following table summarizes the nonvested stock activity for the year ended December 31, 2013:

	Number of Shares of Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2012	187,700	$13.15
Granted	126,172	18.80
Vested	(19,763)	13.26
Forfeited	(33,346)	15.22
Balance, December 31, 2013	260,763	16.47

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of December 31, 2013 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
2014	$315	$1,194	$1,509
2015	241	960	1,201
2016	143	342	485
2017	27	44	71
Total	$726	$2,540	$3,266

At December 31, 2013, there was $3.3 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan. The cost is expected to be recognized through 2017.

14.	OTHER OPERATING EXPENSES

The following table presents the Consolidated Statement of Income line “Other Operating Expenses” broken into greater detail for the years ended December 31, 2013, 2012 and 2011, respectively (dollars in thousands):

	2013	2012	2011
Printing, postage, and supplies	$2,970	$2,649	$2,179
Communications expense	2,681	3,070	2,931
Technology and data processing	7,754	7,510	7,795
Professional services	3,419	3,035	2,989
Marketing and advertising expense	4,312	5,473	5,869
FDIC assessment premiums and other insurance	3,110	2,373	4,936
Other taxes	3,181	3,017	2,838
Loan related expenses	2,447	2,254	2,058
OREO and credit-related expenses(1)	4,880	4,639	5,668
Amortization of intangible assets	3,831	5,336	6,522
Acquisition and conversion costs	2,132	-	426
Other expenses	7,776	6,074	5,715
Total other operating expenses	$48,493	$45,430	$49,926

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

15.	INCOME TAXES

The Company files income tax returns in the U.S., the Commonwealth of Virginia, and other states. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2010.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Deferred tax assets:
Allowance for loan losses	$10,657	$12,221
Benefit plans	1,385	1,429
Nonaccrual loans	983	1,148
Acquisition accounting	2,252	2,980
Stock grants	1,379	1,232
Other real estate owned	3,282	2,709
Securities available for sale	901	-
Other	1,777	1,018
Total deferred tax assets	$22,616	$22,737

Deferred tax liabilities:
Acquisition accounting	$5,232	$6,057
Securities available for sale	-	6,101
Other	747	899
Total deferred tax liabilities	5,979	13,057
Net deferred tax asset	$16,637	$9,680

In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies. At December 31, 2013, management believed that it is not likely that the Company would realize its deferred tax asset related to net operating losses generated at the state level and accordingly established a valuation allowance of $828,000. The Company’s bank subsidiary is not subject to a state income tax in its primary place of business (Virginia). The Company’s other subsidiaries are subject to state income taxes and have generated losses for state income tax purposes for which the Company is currently not able to utilize. The primary change in management’s estimate of the recoverability of the state net operating loss is related to the recent performance of the Company’s mortgage segment. State net operating loss carryovers will begin to expire after 2026.

The provision for income taxes charged to operations for the years ended December 31, 2013, 2012, and 2011 consists of the following (dollars in thousands):

	2013	2012	2011

Current tax expense	$12,251	$14,528	$11,879
Deferred tax expense (benefit)	262	(195)	(615)
Income tax expense	$12,513	$14,333	$11,264

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2013, 2012, and 2011, due to the following (dollars in thousands):

	2013	2012	2011

Computed "expected" tax expense	$16,453	$17,411	$14,600
(Decrease) in taxes resulting from:
Tax-exempt interest income, net	(3,308)	(2,614)	(2,681)
Other, net	(632)	(464)	(655)
Income tax expense	$12,513	$14,333	$11,264

The effective tax rates were 26.6%, 28.8%, and 27.1%, for years ended December 31, 2013, 2012, and 2011, respectively. Tax credits totaled approximately $306,000, $217,000, and $203,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

16.	EARNINGS PER SHARE

Basic EPS was computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

There were approximately 104,126 shares underlying anti-dilutive options as of December 31, 2013, compared to 309,952 and 383,101 shares as of December 31, 2012, and 2011, respectively, which were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the years ended December 31, 2013, 2012, and 2011 (in thousands except per share data):

	Net Income Available to Common Stockholders (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2013
Basic EPS	$34,496	24,975	$1.38
Effect of dilutive stock awards	-	56	-
Diluted EPS	$34,496	25,031	$1.38

For the Year Ended December 31, 2012
Basic EPS	$35,411	25,872	$1.37
Effect of dilutive stock awards	-	29	-
Diluted EPS	$35,411	25,901	$1.37

For the Year Ended December 31, 2011
Basic EPS	$27,769	25,981	$1.07
Effect of dilutive stock awards	-	29	-
Diluted EPS	$27,769	26,010	$1.07

17.	SEGMENT REPORTING DISCLOSURES

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for years ended December 31, 2013, 2012, and 2011 is as follows (dollars in thousands):

	Community Bank	Mortgage	Eliminations	Consolidated
For the Year Ended December 31, 2013
Net interest income	$149,975	$1,651	$-	$151,626
Provision for loan losses	6,056	-	-	6,056
Net interest income after provision for loan losses	143,919	1,651	-	145,570
Noninterest income	27,492	11,906	(670)	38,728
Noninterest expenses	120,256	17,703	(670)	137,289
Income before income taxes	51,155	(4,146)	-	47,009
Income tax expense	14,000	(1,487)	-	12,513
Net income	$37,155	$(2,659)	$-	$34,496
Total assets	$4,170,682	$63,715	$(57,826)	$4,176,571

For the Year Ended December 31, 2012
Net interest income	$153,024	$1,331	$-	$154,355
Provision for loan losses	12,200	-	-	12,200
Net interest income after provision for loan losses	140,824	1,331	-	142,155
Noninterest income	24,876	16,660	(468)	41,068
Noninterest expenses	119,976	13,971	(468)	133,479
Income before income taxes	45,724	4,020	-	49,744
Income tax expense	12,858	1,475	-	14,333
Net income	$32,866	$2,545	$-	$35,411
Total assets	$4,081,544	$187,836	$(173,515)	$4,095,865

For the Year Ended December 31, 2011
Net interest income	$155,045	$1,315	$-	$156,360
Provision for loan losses	16,800	-	-	16,800
Net interest income after provision for loan losses	138,245	1,315	-	139,560
Noninterest income	22,382	11,050	(468)	32,964
Noninterest expenses	121,490	9,793	(468)	130,815
Income before income taxes	39,137	2,572	-	41,709
Income tax expense	10,304	960	-	11,264
Net income	$28,833	$1,612	$-	$30,445
Total assets	$3,904,013	$84,445	$(81,371)	$3,907,087

18.	RELATED PARTY TRANSACTIONS

The Company, through its subsidiaries, has entered into loan transactions with its directors, principal officers, and affiliated companies in which they are principal stockholders. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. There were no changes in terms or loan modifications from the preceding period. The following schedule summarizes the changes in loan amounts outstanding to these persons during the periods indicated (dollars in thousands):

	2013	2012
Loans outstanding at January 1	$51,543	$29,416
New loans and advances	8,496	29,132
Loan repayments	(7,440)	(7,005)
Reclassification(1)	(17,716)	-
Balance at December 31	$34,883	$51,543

(1)	Primarily loans of $17.5 million to two former directors who retired from the Board in April 2013 and loans to other persons no longer considered related party or loans that were not considered related party in 2012 that subsequently became related party loans in 2013.

The Company, through its subsidiaries, has also entered into deposit transactions with its directors, principal officers, and affiliated companies in which they are principal stockholders, all of which are under the same terms as other customers. The aggregate amount of these deposit accounts was $22.2 million for both years ended December 31, 2013 and 2012, respectively.

 In December 2012, the Company received authorization from its Board of Directors to purchase up to 750,000 shares of the Company’s common stock on the open market or in private transactions. The repurchase program was authorized through December 31, 2013. Subsequently, in December 2012, the Company entered into an agreement to purchase 750,000 shares of its common stock from Markel Corporation, then the Company’s largest shareholder, for an aggregate purchase price of $11,580,000, or $15.44 per share. The repurchase was funded with cash on hand. Steven A. Markel, Vice Chairman of Markel Corporation, was a member of the Company’s Board of Directors as of the purchase date. The Company retired the shares. On December 12 and 20, 2012, the Company filed Current Reports on Form 8-K with respect to authorization and repurchase.

During the first quarter of 2013, the Company entered into an agreement to purchase 500,000 shares of its common stock from Markel Corporation, for an aggregate purchase price of $9,500,000, or $19.00 per share. The repurchase was funded with cash on hand and the shares were retired. The Company was authorized to repurchase an additional 250,000 shares under the repurchase authorization, but the authorization expired December 31, 2013 with no additional share repurchases.

19.	PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by Union First Market Bankshares Corporation (for this note only, the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2013, the aggregate amount of unrestricted funds, which could be transferred from the Company’s Bank to the Parent Company, without prior regulatory approval, totaled approximately $46.8 million, or 10.7%, of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY

BALANCE SHEETS

AS OF DECEMBER 31, 2013 and 2012

(Dollars in thousands)

	2013	2012
ASSETS
Cash	$10,092	$6,505
Bank premises and equipment, net	12,673	13,141
Other assets	6,662	4,593
Investment in subsidiaries	486,168	490,199
Total assets	$515,595	$514,438
LIABILITIES & STOCKHOLDERS' EQUITY
Long-term borrowings	$8,750	$9,375
Trust preferred capital notes	60,310	60,310
Other liabilities	8,296	8,890
Total liabilities	77,356	78,575

Common stock	33,020	33,510
Surplus	170,770	176,635
Retained earnings	236,639	215,634
Accumulated other comprehensive income (loss)	(2,190)	10,084
Total stockholders' equity	438,239	435,863
Total liabilities and stockholders' equity	$515,595	$514,438

PARENT COMPANY

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

(Dollars in thousands)

	2013	2012	2011
Income:
Interest and dividend income	$6	$8	$624
Dividends received from subsidiaries	31,323	23,141	8,612
Equity in undistributed net income from subsidiaries	7,685	15,158	23,941
Gains on sale of securities, net	-	-	430
Gains (losses) on sale of fixed assets, net	-	-	(1)
Other operating income	1,155	1,155	1,616
Total income	40,169	39,462	35,222
Expenses:
Interest expense	$3,060	3,152	2,627
Occupancy expenses	583	586	590
Furniture and equipment expenses	-	-	1,023
Other operating expenses	2,030	313	537
Total expenses	5,673	4,051	4,777
Net income	34,496	35,411	30,445
Dividends paid on preferred stock	$-	-	1,499
Amortization of discount on preferred stock	$-	-	1,177
Net income available to common stockholders	$34,496	$35,411	$27,769

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

(Dollars in thousands)

	2013	2012	2011
Operating activities:
Net income	$34,496	$35,411	$30,445
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(7,685)	(15,158)	(23,941)
Depreciation of bank premises and equipment	468	473	1,089
Gains on sale of investment securities	-	-	(430)
Tax benefit from exercise of equity-based awards	-	-	15
Issuance of common stock grants for services	477	565	564
Net (increase) decrease in other assets	(2,069)	(756)	811
Net (decrease) increase in other liabilities	1,737	2,781	1,744
Net cash and cash equivalents provided by operating activities	27,424	23,316	10,297
Investing activities:
Sale of securities available for sale	-	-	13,588
Net decrease (increase) in bank premises and equipment	-	(23)	1,455
Payments for equity method investment	(2,000)	-	-
Payments for investments in and advances to subsidiaries	-	-	(2,391)
Net cash and cash equivalents provided by (used in) investing activities	(2,000)	(23)	12,652
Financing activities:
Payments on long-term borrowings	(625)	(625)	(625)
Cash dividends paid	(12,535)	(8,969)	(9,245)
Repurchase of preferred stock	-	-	(35,595)
Net Issuance (repurchase) of common stock	(8,677)	(14,469)	574
Net cash and cash equivalents used in financing activities	(21,837)	(24,063)	(44,891)
Net increase (decrease) in cash and cash equivalents	3,587	(770)	(21,942)
Cash and cash equivalents at beginning of the period	6,505	7,275	29,217
Cash and cash equivalents at end of the period	$10,092	$6,505	$7,275

20.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through March 11, 2014, the date the financial statements were available to be issued.

StellarOne Acquisition

On January 1, 2014, the Company completed the acquisition of StellarOne, a bank holding company based in Charlottesville, Virginia, in an all stock transaction. StellarOne’s common shareholders received 0.9739 shares of the Company’s common stock in exchange for each share of StellarOne’s common stock, resulting in the Company issuing 22,147,874 common shares at a fair value of $549.5 million. As a result of the transaction, StellarOne’s former bank subsidiary, StellarOne Bank, became a wholly owned bank subsidiary of the Company. The Company expects to operate StellarOne Bank as a separate wholly-owned bank subsidiary until May 2014, at which time StellarOne Bank is expected to be merged with and into the Bank. As part of the acquisition plan and cost control efforts, the Company decided to consolidate 13 overlapping bank branches into nearby locations during 2014.  In all cases, customers can use branches within close proximity or continue to use the Bank’s other delivery channels including online and mobile banking as the Company works to retain and reassign employees affected by the branch closures.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. The following table provides a preliminary assessment of the assets purchased, liabilities assumed, and the consideration transferred (dollars in thousands, except share and per share data):

Preliminary Statement of Net Assets Acquired (at fair value) and consideration transferred:

Fair value of assets acquired:
Cash and cash equivalents	$49,989
Securities available for sale	460,892
Loans held for sale	10,922
Loans	2,239,616
Bank premise and equipment	80,480
OREO	4,319
Core deposit intangible	29,570
Other assets	95,397
Total assets	$2,971,185

Fair value of liabilities assumed:
Deposits	$2,479,874
Short-term borrowings	4,227
Long-term borrowings	118,154
Subordinated debt	25,543
Other liabilities	22,576
Total liabilities	$2,650,374

Net identifiable assets acquired	$320,811
Preliminary Goodwill (1)	228,711
Net assets acquired	$549,522

Consideration :
Company's common shares issued	22,147,874
Purchase price per share of the Company's common stock (2)	$24.81
Value of Company common stock issued	$549,488
Value of stock options outstanding	34
Fair value of total consideration transferred	$549,522

(1) - No goodwill is expected to be deductible for federal income tax purposes. The goodwill will be primarily allocated to the community bank segment.

(2) - The value of the shares of common stock exchanged with StellarOne shareholders was based upon the closing price of the Company's common stock at December 31, 2013, the last trading day prior to the date of acquisition.

The estimated fair values of the assets acquired and liabilities assumed at the acquisition date, presented in the table above, include some amounts that are based on preliminary fair value estimates. The following factors led to certain balances having preliminary fair value estimates:

•	The Company engaged third party specialists to assist in valuing certain assets and liabilities and this work (including management’s review and approval) is not yet complete;
•	The proximity of the acquisition date (January 1, 2014) and the date that the Company’s financial statements were issued (March 11, 2014); and
•	The audit of StellarOne’s opening balance sheet has not been completed.

In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations related to the fair valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carry-over of StellarOne’s previously established allowance for credit losses.

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, (acquired impaired) and loans that do not meet this criteria, which are accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, (acquired performing). In addition, the loans are further categorized into different loan pools per loan types. The Company determined expected cash flows on the acquired loans based on the best available information at the date of acquisition. If new information is obtained about facts and circumstances about expected cash flows that existed as of the acquisition date, management will adjust accordingly in accordance with accounting for business combinations.

The fair values of the acquired performing loans were $2.1 billion and the fair values of the acquired impaired loans were $137.6 million. The gross contractually required principal and interest payments receivable for acquired performing loans was $2.5 billion. The best estimate of contractual cash flows not expected to be collected related to the acquired performing loans is $35.4 million.

The following table presents the acquired impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest payments	$204,503
Nonaccretable difference	(33,853)
Cash flows expected to be collected	170,650
Accretable difference	(33,046)
Fair value of loans acquired with a deterioration of credit quality	$137,604

The amounts of StellarOne’s revenue and earnings included in the Company’s Consolidated Statement of Income for the year ended December 31, 2013, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2012, are presented in the pro forma table below. These results combine the historical results of StellarOne into the Company’s Consolidated Statement of Income, and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2012. In particular, no adjustments have been made to adjust provision for loan losses in 2013 on the acquired loan portfolio and related income taxes. In addition, expenses related to systems conversions and other costs of integration are expected to be recorded during 2014 and those costs will be expensed as incurred. The Company expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition which are not reflected in the pro forma amounts below (dollars in thousands):

	Pro forma for the year ended
	December 31,
	2013	2012
	(unaudited)	(unaudited)
Total revenues (net interest income plus noninterest income)	$320,162	$333,684
Net income	$56,223	$57,809

Other Subsequent Events

On January 9, 2013, the Bank finalized a forbearance agreement with a borrower in which the Bank acquired 190,152.5 shares of common stock of Virginia National Bankshares Corporation (formerly Virginia National Bank), a national banking association, with an aggregate value of approximately $2.6 million in partial settlement of certain debt owed to the Bank. The common stock served as collateral securing loans made by the Bank to the borrower. On March 6, 2014 the Bank entered into an agreement to sell all of the above-mentioned shares at an aggregate value of $3.8 million. In accordance with the forbearance agreement the proceeds from the sale of the common stock will be applied to the borrower’s contractually obligated loan amount that remains outstanding. The common stock acquired is recorded in Other Assets on the Company’s Consolidated Balance Sheets as of the years ended December 31, 2013 and 2012.

On January 30, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the past two years, there have been no changes in or reportable disagreement with the independent registered public accountants for the Company or any of its subsidiaries.

ITEM 9A. - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria released in 1992 by the COSO of the Treadway Commission in Internal Control - Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2013. On May 14, 2013, the COSO issued a revised version of the Framework which will supersede the original Framework at the end of 2014. The Company does not anticipate any change in internal control effectiveness during transition to the new framework during 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting appears on pages 55 through 56 hereof.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION. Not applicable.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, the Company’s audit committee and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2014 Annual Meeting of Shareholders to be held April 22, 2014 (“Proxy Statement”), under the captions “Election of Directors,” and “Corporate Governance, Board Leadership, and Board Diversity.” The executive officers of the Company, and their respective titles and principal occupations, are listed below:

Name (Age)	Title and Principal Occupation During at Least the Past Five Years

G. William Beale (64)	Chief Executive Officer of the Company since February 1, 2010 and President of the Company since October 1, 2013; Chief Executive Officer of the Company from February 1, 2010 to October 31, 2013; President and Chief Executive Officer of the Company from 1993 to February 1, 2010; President and Chief Executive Officer of Union Bank and Trust Company from 1991 to 2004; Chief Executive Officer of Union First Market Bank as of February 1, 2010.

Robert M. Gorman (55)	Executive Vice President and Chief Financial Officer since joining the Company in July 2012; previously with SunTrust Banks, Inc. as Senior Vice President and Director of Corporate Support Services in 2011 and Senior Vice President and Strategic Financial Officer from 2002 until 2011.

John C. Neal (64)	President of Union First Market Bank since March 2010; Executive Vice President and Chief Banking Officer of the Company from 2005 to 2012; President and Chief Executive Officer of Union Bank and Trust Company from 2004 to March 22, 2010; Executive Vice President and Chief Operating Officer of Union Bank and Trust Company from 1997 to 2004. Mr. Neal serves on the Board of Directors of the Federal Home Loan Bank of Atlanta.

D. Anthony Peay (54)	Executive Vice President and Chief Banking Officer of Union First Market Bank since April 1, 2012; Chief Financial Officer of the Company from 1994 to July 2012; Executive Vice President of the Company since 2003.

Elizabeth M. Bentley (53)	Executive Vice President and Director of Retail Banking since 2007; Senior Vice President from 2005 to 2007; Vice President from 2002 to 2005; joined the Company in 1998 as an Assistant Vice President.

Rex A. Hockemeyer (60)	Executive Vice President and Director of Operations and Information Technology; joined the Company in April 2008; previously was responsible for information technology at First Financial Bancorp, Cincinnati, Ohio, and served as that holding company’s operations affiliate’s President and Chief Executive Officer beginning in from 1999 to 2008.

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

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, this information is incorporated by reference from the Proxy Statement under the caption “Ownership of Company Common Stock” and from Note 13 “Employee Benefits” contained in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

The following table summarizes information, as of December 31, 2013, relating to the Company’s equity compensation plans, pursuant to which grants of option to acquire shares of common stock may be awarded from time to time.

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(A)	(B)	(C)(1)

Equity compensation plans approved by security holders	402,946	$16.48	639,263

Total	402,946	$16.48	639,263

(1) Consists of shares available for future issuance under the Company's 2011 Stock Incentive Plan.

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

PART IV

ITEM 15. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8:

•	Reports of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets - December 31, 2013 and 2012;
•	Consolidated Statements of Income - Years ended December 31, 2013, 2012, and 2011;
•	Consolidated Statements of Comprehensive Income – Years ended December 31, 2013, 2012, and 2011;
•	Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2013, 2012 and 2011;
•	Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012 and 2011;
•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description

2.01	Agreement and Plan of Reorganization, dated as of June 9, 2013, between Union First Market Bankshares Corporation and StellarOne Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 12, 2013)

3.01	Articles of Incorporation of Union First Market Bankshares Corporation, as amended January 1, 2014 ( incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 2, 2014)

3.02	Bylaws of Union First Market Bankshares Corporation, as amended January 1, 2014( incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on January 2, 2014)

4.01	Warrant to Purchase up to 422,636 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 23, 2008)

10.01	Amended and Restated Management Continuity Agreement of G. William Beale (incorporated by reference to Exhibit 10.01 to Annual Report on Form 10-K filed on March 16, 2009)

10.02	Amended and Restated Employment Agreement of G. William Beale (incorporated by reference to Exhibit 10.02 to Annual Report on Form 10-K filed on March 16, 2009)

10.03	Amended and Restated Management Continuity Agreement of D. Anthony Peay (incorporated by reference to Exhibit 10.03 to Annual Report on Form 10-K filed on March 16, 2009)

10.04	Amended and Restated Management Continuity of John C. Neal (incorporated by reference to Exhibit 10.04 to Annual Report on Form 10-K filed on March 16, 2009)

10.05	Amended and Restated Employment Agreement of John C. Neal (incorporated by reference to Exhibit 10.08 to Annual Report on Form 10-K filed on March 16, 2009)

10.06	Amended and Restated Employment Agreement of D. Anthony Peay (incorporated by reference to Exhibit 10.09 to Annual Report on Form 10-K filed on March 16, 2009)

10.07	Employment Agreement of Elizabeth M. Bentley (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 25, 2011)

10.08	Management Continuity Agreement of Elizabeth M. Bentley (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on October 25, 2011)

10.09	Amended and Restated Management Continuity Agreement of Robert M. Gorman (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 11, 2012)

10.10	Employment Agreement of Robert M. Gorman (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2012)

10.11	Union Bankshares Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 99.0 to Form S-8 Registration Statement; SEC file no. 333-113839)

10.12	Union First Market Bankshares Corporation 2011 Stock Incentive Plan (incorporated by reference to Form S-8 Registration Statement; SEC file no. 333-175808)

10.13	Union Bankshares Corporation Non-Employee Directors’ Stock Plan (incorporated by reference to Exhibit 99.0 to Form S-8 Registration Statement; SEC file no. 333-113842)

10.14	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Union Bankshares Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 23, 2008)

10.15

Registration Rights Agreement, dated February 1, 2010, by and among Union First Market Bankshares Corporation and the shareholders of First Market Bank, FSB (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 5, 2010)

10.16	Stock Purchase Agreement, dated as of February 2, 2012, by and between Union First Market Bankshares Corporation, and James E. Ukrop and the Third Amended and Restated James Edward Ukrop Revocable Trust Under Trust Agreement Dated as of September 24, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 6, 2012)

10.17	Stock Purchase Agreement, dated as of December 20, 2012, by and between Union First Market Bankshares Corporation and Markel Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 21, 2012)

10.18	Stock Purchase Agreement, dated as of March 7, 2013, by and between Union First Market Bankshares Corporation and Markel Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 8, 2013)

10.19	Stock Repurchase Authorization, dated as of January 30, 2014, by the Board of Directors of Union First Market Bankshares Corporation (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on February 3, 2014)

11.03	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report)

21.01	Subsidiaries of the Registrant

23.01	Consent of Yount, Hyde & Barbour, P.C.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.00	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012, and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union First Market Bankshares Corporation

By:	/s/ G. William Beale	Date: March 11, 2014
G. William Beale President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2014.

Signature	Title

/s/ L. Bradford Armstrong	Director
L. Bradford Armstrong

/s/ G. William Beale	President and Chief Executive Officer, and
G. William Beale	Director (principal executive officer)

/s/ Glen C. Combs	Director
Glen C. Combs

/s/ Beverley E. Dalton	Director
Beverley E. Dalton

/s/ Gregory L. Fisher	Director
Gregory L. Fisher

/s/ Robert M. Gorman	Executive Vice President and Chief Financial
Robert M. Gorman	Officer (principal financial and accounting officer)

/s/ Daniel I. Hansen	Director
Daniel I. Hansen

/s/ Ronald L. Hicks	Vice Chairman of the Board of Directors
Ronald L. Hicks

/s/ Jan S. Hoover	Director
Jan S. Hoover

/s/ Patrick J. McCann	Director
Patrick J. McCann

/s/ R. Hunter Morin	Director
R. Hunter Morin

Signature	Title

/s/ W. Tayloe Murphy, Jr.	Director
W. Tayloe Murphy, Jr.

/s/ Alan W. Myers	Director
Alan W. Myers

/s/ Thomas P. Rohman	Director
Thomas P. Rohman

/s/ Linda V. Schreiner	Director
Linda V. Schreiner

/s/ Raymond L. Slaughter	Director
Raymond L. Slaughter

/s/ Raymond D. Smoot	Chairman of the Board of Directors
Raymond D. Smoot

/s/ Charles W. Steger	Director
Charles W. Steger

/s/ Ronald L. Tillett	Director
Ronald L. Tillett

/s/ Keith Wampler	Director
Keith L. Wampler

- 124 -