Form 10-Q
period 2014-03-31
Union Bankshares Corp
filed 2014-05-08
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of May 5, 2014 was 46,272,121.

UNION BANKSHARES CORPORATION

FORM 10-Q

ii

Glossary of Acronyms

ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union First Market Bank
the Subsidiary Banks	–	Union First Market Bank and StellarOne Bank
the Company	–	Union Bankshares Corporation
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
Exchange Act	–	Securities Exchange Act of 1934
FASB	–	Financial Accounting Standards Board
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FDIC	–	Federal Deposit Insurance Corporation
FHLB	–	Federal Home Loan Bank of Atlanta
FNB	–	F.N.B. Corporation
FRB or Federal Reserve	–	Board of Governors of the Federal Reserve System
GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
LIBOR	–	London Interbank Offered Rate
NPA	–	Nonperforming assets
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCI	–	Purchased Credit Impaired
SEC	–	Securities and Exchange Commission
StellarOne	–	StellarOne Corporation
TDR	–	Troubled debt restructuring
UMG	–	Union Mortgage Group, Inc.
VFG	–	Virginia Financial Group, Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,	March 31,
	2014	2013	2013
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$117,189	$66,090	$52,017
Interest-bearing deposits in other banks	24,541	6,781	24,715
Money market investments	1	1	1
Federal funds sold	519	151	160
Total cash and cash equivalents	142,250	73,023	76,893

Securities available for sale, at fair value	1,078,699	677,348	583,217
Restricted stock, at cost	42,441	26,036	17,956

Loans held for sale, net	48,753	53,185	127,106

Loans, net of unearned income	5,274,198	3,039,368	2,973,547
Less allowance for loan losses	30,907	30,135	34,415
Net loans	5,243,291	3,009,233	2,939,132

Bank premises and equipment, net	151,840	82,815	83,366
Other real estate owned, net of valuation allowance	35,487	34,116	35,878
Core deposit intangibles, net	38,935	11,980	14,742
Goodwill	296,876	59,400	59,400
Other assets	216,065	149,435	113,445
Total assets	$7,294,637	$4,176,571	$4,051,135

LIABILITIES
Noninterest-bearing demand deposits	1,018,663	691,674	665,992
Interest-bearing deposits:
NOW accounts	1,256,910	498,068	459,117
Money market accounts	1,414,918	940,215	945,273
Savings accounts	559,299	235,034	225,543
Time deposits of $100,000 and over	608,753	427,597	507,972
Other time deposits	827,588	444,254	507,852
Total interest-bearing deposits	4,667,468	2,545,168	2,645,757
Total deposits	5,686,131	3,236,842	3,311,749

Securities sold under agreements to repurchase	57,681	52,455	72,047
Other short-term borrowings	216,600	211,500	-
Long-term borrowings	298,417	199,359	197,674
Other liabilities	53,295	38,176	38,892
Total liabilities	6,312,124	3,738,332	3,620,362

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000, 36,000,000, and 36,000,000, respectively; issued and outstanding, 46,677,821 shares, 24,976,434 shares, and 24,859,729 shares, respectively.	61,780	33,020	32,869
Surplus	678,143	170,770	168,304
Retained earnings	237,864	236,639	221,330
Accumulated other comprehensive income (loss)	4,726	(2,190)	8,270
Total stockholders' equity	982,513	438,239	430,773

Total liabilities and stockholders' equity	$7,294,637	$4,176,571	$4,051,135

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$61,269	$39,224
Interest on deposits in other banks	12	5
Interest and dividends on securities:
Taxable	3,648	2,069
Nontaxable	3,279	1,987
Total interest and dividend income	68,208	43,285

Interest expense:
Interest on deposits	2,256	3,962
Interest on federal funds purchased	24	15
Interest on short-term borrowings	119	54
Interest on long-term borrowings	2,051	1,501
Total interest expense	4,450	5,532

Net interest income	63,758	37,753
Provision for loan losses	-	2,050
Net interest income after provision for loan losses	63,758	35,703

Noninterest income:
Service charges on deposit accounts	4,298	2,272
Other service charges, commissions and fees	4,671	2,807
Gains (losses) on securities transactions, net	29	(11)
Gains on sales of mortgage loans, net of commissions	2,297	3,852
Losses on sales of bank premises	(233)	(296)
Other operating income	3,138	1,211
Total noninterest income	14,200	9,835

Noninterest expenses:
Salaries and benefits	29,626	17,966
Occupancy expenses	5,180	2,855
Furniture and equipment expenses	2,868	1,845
Communications expense	1,098	696
Technology and data processing	3,074	1,744
Professional services	1,055	725
Marketing and advertising expense	1,065	1,052
FDIC assessment premiums and other insurance	1,393	790
OREO and credit-related expenses	1,451	574
Amortization of intangible assets	2,616	1,069
Acquisition and conversion costs	13,168	-
Other expenses	5,187	4,185
Total noninterest expenses	67,781	33,501

Income before income taxes	10,177	12,037
Income tax expense	2,362	3,054
Net income	$7,815	$8,983
Earnings per common share, basic	$0.17	$0.36
Earnings per common share, diluted	$0.17	$0.36

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Net income	$7,815	$8,983
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	575	98
Reclassification adjustment for losses included in net income (net of tax, $25 and $101 for three months ended March 31, 2014 and 2013)	47	188
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period (net of tax, $3,399 and $1,135 for three months ended March 31, 2014 and 2013)	6,313	(2,107)
Reclassification adjustment for (gains) losses included in net income (net of tax, $10 and $4 for three months ended March 31, 2014 and 2013)	(19)	7
Other comprehensive income (loss)	6,916	(1,814)
Comprehensive income	$14,731	$7,169

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands, except share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance - December 31, 2012	$33,510	$176,635	$215,634	$10,084	$435,863
Net income - 2013			8,983		8,983
Other comprehensive loss (net of tax, $1,131)				(1,814)	(1,814)
Dividends on Common Stock ($.13 per share)			(3,064)		(3,064)
Stock purchased under stock repurchase plan (500,000 shares)	(664)	(8,835)			(9,499)
Issuance of common stock under Dividend Reinvestment Plan (13,068 shares)	17	206	(223)		-
Vesting of restricted stock under Equity Compensation Plans (5,299 shares)	7	(7)			-
Net settle for taxes on Restricted Stock Awards (789 shares)	(1)	(13)			(14)
Stock-based compensation expense		318			318
Balance - March 31, 2013	$32,869	$168,304	$221,330	$8,270	$430,773

Balance - December 31, 2013	$33,020	$170,770	$236,639	$(2,190)	$438,239
Net income - 2014			7,815		7,815
Other comprehensive income (net of tax, $3,414)				6,916	6,916
Issuance of Common Stock in regard to acquisition (22,147,874 shares)	29,457	520,066			549,523
Dividends on Common Stock ($.14 per share)			(6,332)		(6,332)
Stock purchased under stock repurchase plan (510,515 shares)	(679)	(12,286)			(12,965)
Issuance of common stock under Dividend Reinvestment Plan (10,843 shares)	14	244	(258)		-
Issuance of common stock under Equity Compensation Plans (24,465 shares)	33	425			458
Vesting of restricted stock under Equity Compensation Plans (13,310 shares)	18	(18)			-
Net settle for taxes on Restricted Stock Awards (61,732 shares)	(83)	(1,432)			(1,515)
Stock-based compensation expense		374			374
Balance - March 31, 2014	$61,780	$678,143	$237,864	$4,726	$982,513

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands)

	2014	2013
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$7,815	$8,983
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of bank premises and equipment	2,670	1,546
Writedown of OREO	256	-
Amortization, net	6,082	1,476
Accretion and amortization related to acquisition, net	(2,450)	-
Provision for loan losses	-	2,050
(Gains) losses on the sale of investment securities	(29)	11
Decrease in loans held for sale, net	15,809	40,592
Gains on sales of other real estate owned, net	(23)	(284)
Losses on bank premises, net	233	296
Stock-based compensation expenses	374	318
Net decrease in other assets	23,900	1,281
Net (decrease) increase in other liabilities	(3,571)	6,338
Net cash and cash equivalents provided by operating activities	51,066	62,607
Investing activities:
Purchases of securities available for sale	(241,144)	(54,999)
Proceeds from sales of securities available for sale	259,077	15,555
Proceeds from maturities, calls and paydowns of securities available for sale	31,851	40,907
Net decrease (increase) in loans	3,292	(12,080)
Net increase in bank premises and equipment	(2,221)	(577)
Proceeds from sales of other real estate owned	3,800	877
Improvements to other real estate owned	-	(30)
Cash acquired in bank acquisitions	49,989	-
Net cash and cash equivalents provided by (used in) investing activities	104,644	(10,347)
Financing activities:
Net (decrease) increase in noninterest-bearing deposits	(85,051)	20,091
Net increase in NOW accounts	87,634	4,967
Net increase (decrease) in money market accounts	30,290	(11,857)
Net increase in savings accounts	17,816	17,697
Net decrease in time deposits of $100,000 and over	(39,877)	(658)
Net decrease in other time deposits	(38,476)	(16,258)
Net decrease in short-term borrowings	(38,901)	(60,223)
Net increase in long-term borrowings (1)	436	549
Cash dividends paid - common stock	(6,332)	(3,064)
Repurchase of common stock	(12,965)	(9,499)
Issuance of common stock	458	-
Taxes paid related to net share settlement of equity awards	(1,515)	(14)
Net cash and cash equivalents used in financing activities	(86,483)	(58,269)
Increase (decrease) in cash and cash equivalents	69,227	(6,009)
Cash and cash equivalents at beginning of the period	73,023	82,902
Cash and cash equivalents at end of the period	$142,250	$76,893

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$6,212	$5,688
Income taxes	5,800	1,400

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on securities available for sale	$9,683	$(3,231)
Changes in fair value of interest rate swap loss	622	286
Transfers from loans to other real estate owned	1,085	2,829
Transfers from bank premises to other real estate owned	-	778

Transactions related to bank and branch acquisitions
Assets acquired	2,959,210	-
Liabilities assumed	2,647,166	-

(1) See Note 6 "Borrowings" related to 2014 activity.

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

1.	ACCOUNTING POLICIES

Effective April 25, 2014 the Company changed its corporate name from Union First Market Bankshares Corporation to Union Bankshares Corporation. The name change was approved at the Company’s annual meeting of shareholders held April 22, 2014. The consolidated financial statements include the accounts of the Company. Significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

2.	ACQUISITIONS

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

Statement of Net Assets Acquired (at fair value) and consideration transferred:

Fair value of assets acquired:
Cash and cash equivalents	$49,989
Securities available for sale	460,892
Loans held for sale	11,377
Loans	2,238,981
Bank premise and equipment	69,618
OREO	4,319
Core deposit intangible	29,570
Other assets	94,466
Total assets	$2,959,212

Fair value of liabilities assumed:
Deposits	$2,479,874
Short-term borrowings	49,227
Long-term borrowings	98,697
Other liabilities	19,367
Total liabilities	$2,647,165

Net identifiable assets acquired	$312,047
Preliminary Goodwill (1)	237,476
Net assets acquired	$549,523

Consideration :
Company's common shares issued	22,147,874
Purchase price per share of the Company's common stock (2)	$24.81
Value of Company common stock issued	$549,489
Value of stock options outstanding	34
Fair value of total consideration transferred	$549,523

(1) - No goodwill is expected to be deductible for federal income tax purposes. The goodwill will be primarily allocated to the community bank segment.

(2) - The value of the shares of common stock exchanged with StellarOne shareholders was based upon the closing price of the Company's common stock at December 31, 2013, the last trading day prior to the date of acquisition.

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans

The acquired loans were recorded at fair value at the acquisition date without carryover of StellarOne’s previously established allowance for loan losses. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, purpose, and lien position. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans), updated loan-to-value ratios and past due status. For valuation purposes, these pools were further disaggregated by maturity, pricing characteristics (e.g., fixed-rate, adjustable-rate) and re-payment structure (e.g., interest only, fully amortizing, balloon). If new information is obtained about facts and circumstances about expected cash flows that existed as of the acquisition date, management will adjust in accordance with accounting for business combinations.

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, (acquired impaired) and loans that do not meet this criteria, which are accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, (acquired performing).The fair values of the acquired performing loans were $2.1 billion and the fair values of the acquired impaired loans were $145.5 million. The gross contractually required principal and interest payments receivable for acquired performing loans was $2.5 billion. The best estimate of contractual cash flows not expected to be collected related to the acquired performing loans is $35.4 million.

The following table presents the acquired impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest payments	$214,803
Nonaccretable difference	(34,696)
Cash flows expected to be collected	180,107
Accretable difference	(34,653)
Fair value of loans acquired with a deterioration of credit quality	$145,454

Bank Premises

The fair value of StellarOne’s premises, including land, buildings and improvements, was determined based upon independent third party appraisals performed by licensed appraisers in the market in which the premises is located. These appraisals were based upon the highest and best use of the underlying asset(s) with final values determined based upon an analysis of the cost, sales comparison, and income capitalization approaches for each property appraised. The Company also engaged independent appraisers to value the leasehold interests. The fair value of the leasehold interest was not material to the consolidated financial statements.

Core Deposit Intangible

The fair value of the core deposit intangible was determined based on a blended market approach and discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through the Federal Home Loan Bank. The life of the deposit base and projected deposit attrition rates were determined using StellarOne's historical deposit data.

Time Deposits

The fair value adjustment of time deposits represents a premium over the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The premium is being accreted into income using the sum-of-the-months digits method over the weighted average remaining life.

Long-term Borrowings

The Company assumed long-term borrowings in the form of FHLB advances and Trust Preferred Capital Notes. The fair value of the Trust Preferred Capital Notes assumed was valued using an income approach with consideration of the market approach. The contractual cash flows were projected and discounted using a prevailing market rate. The market rate was developed using a third party broker opinion, implied market yields for recent subordinated debt sales, and new subordinated debt issuances for instruments with similar durations and pricing characteristics. The fair value of FHLB advances represents contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities.

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities were established for purchase accounting fair value adjustments as the future amortization/accretion of these adjustments represent temporary differences between book income and taxable income.

The following table discloses the impact of the merger with StellarOne (excluding the impact of merger-related expenses) since the acquisition for the three months ended March 31, 2014. The table also presents certain pro forma information as if StellarOne had been acquired on January, 1 2013. These results combine the historical results of StellarOne in the Company's Consolidated Statement of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2014 or January 1, 2013. In particular, no adjustments have been made to eliminate the amount of StellarOne’s provision for credit losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2013. Merger-related costs of $13.2 million are included in the Company’s Consolidated Statements of Income for the three months ended March 31, 2014, and are not included in the pro forma information below. The Company expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition which are not reflected in the pro forma amounts below (dollars in thousands):

	Pro forma for the three months ended
	March 31,
	2014	2013
	(unaudited)	(unaudited)
Total revenues (net interest income plus noninterest income)	$77,958	$80,216
Net income	$16,831	$14,092

Acquisition-related expenses associated with the acquisition of StellarOne were $13.2 million and $0 for the quarters ended March 31, 2014 and 2013, respectively.  Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, integrating operations, and employee severances, which have been expensed as incurred.

A summary of acquisition-related expenses associated with the StellarOne acquisition included in the Consolidated Statements of Income is as follows (dollars in thousands):

	For the three months ended
	March 31,
	2014	2013
	(unaudited)	(unaudited)
Salaries and employee benefits	$6,831	$-
Professional services	3,470	-
Other costs of operations	2,867	-
Total	$13,168	$-

3.	SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities as of March 31, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2014
U.S. government and agency securities	$1,552	$1,622	$-	$3,174
Obligations of states and political subdivisions	427,388	10,346	(4,083)	433,651
Corporate and other bonds	72,881	262	(521)	72,622
Mortgage-backed securities	552,000	6,564	(2,601)	555,963
Other securities	13,321	28	(60)	13,289
Total securities	$1,067,142	$18,822	$(7,265)	$1,078,699

December 31, 2013
U.S. government and agency securities	$1,654	$499	$-	$2,153
Obligations of states and political subdivisions	255,335	6,107	(6,612)	254,830
Corporate and other bonds	9,479	115	(160)	9,434
Mortgage-backed securities	405,389	4,954	(2,981)	407,362
Other securities	3,617	26	(74)	3,569
Total securities	$675,474	$11,701	$(9,827)	$677,348

Due to restrictions placed upon the Company’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheet. The FHLB requires the Subsidiary Banks to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Subsidiary Banks' total assets. The Federal Reserve Bank requires the Company to maintain stock with a par value equal to 6% of its outstanding capital. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $18.2 million and $6.7 million as of March 31, 2014 and December 31, 2013 and FHLB stock in the amount of $24.3 million and $19.3 million as of March 31, 2014 and December 31, 2013, respectively.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2014
Obligations of states and political subdivisions	$59,906	$(1,267)	$39,268	$(2,816)	$99,174	$(4,083)
Mortgage-backed securities	224,200	(2,210)	23,849	(391)	248,049	(2,601)
Corporate bonds and other securities	31,172	(426)	1,720	(155)	32,892	(581)
Totals	$315,278	$(3,903)	$64,837	$(3,362)	$380,115	$(7,265)

December 31, 2013
Obligations of states and political subdivisions	$80,368	$(5,504)	$8,886	$(1,108)	$89,254	$(6,612)
Mortgage-backed securities	168,297	(2,806)	24,254	(175)	192,551	(2,981)
Corporate bonds and other securities	6,804	(80)	1,720	(154)	8,524	(234)
Totals	$255,469	$(8,390)	$34,860	$(1,437)	$290,329	$(9,827)

As of March 31, 2014, there were $64.8 million, or 52 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $3.4 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. As of December 31, 2013, there were $34.9 million, or 23 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.4 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities.

The following table presents the amortized cost and estimated fair value of securities as of March 31, 2014 and December 31, 2013, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$24,041	$24,134	$6,791	$6,796
Due after one year through five years	40,634	41,608	21,666	22,497
Due after five years through ten years	277,040	280,700	116,735	119,269
Due after ten years	725,427	732,257	530,282	528,786
Total securities available for sale	$1,067,142	$1,078,699	$675,474	$677,348

Securities with an amortized cost of $323.2 million and $186.6 million as of March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes.

During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the quarter ended March 31, 2014, and in accordance with the guidance, no OTTI was recognized.

Based on the assessment for the quarter ended September 30, 2011 and in accordance with the guidance, the Company determined that a single issuer trust preferred security incurred credit-related OTTI of $400,000, which was recognized in earnings for the quarter ended September 30, 2011. There is a possibility that the Company will sell the security before recovering all unamortized costs. The significant inputs the Company considered in determining the amount of the credit loss are as follows:

•	The assessment of security credit rating agencies and research performed by third parties;
•	The continued interest payment deferral by the issuer;
•	The lack of improving asset quality of the issuer and worsening economic conditions; and
•	The security is thinly traded and trading at its historical low, below par.

OTTI recognized for the periods presented is summarized as follow (dollars in thousands):

OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2013	$400
Cumulative credit losses on investment securities	-
Additions for credit losses not previously recognized	-
Cumulative credit losses on investment securities, through March 31, 2014	$400

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of unearned income, and consist of the following at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31,	December 31,
	2014	2013
Commercial:
Commercial Construction	$329,364	$213,675
Commercial Real Estate - Owner Occupied	885,806	500,764
Commercial Real Estate - Non-Owner Occupied	1,457,825	755,905
Raw Land and Lots	233,207	187,529
Single Family Investment Real Estate	386,471	237,640
Commercial and Industrial	390,072	215,702
Other Commercial	80,790	52,490
Consumer:
Mortgage	510,539	237,414
Consumer Construction	45,855	48,984
Indirect Auto	175,913	174,843
Indirect Marine	41,037	38,633
HELOCs	496,592	281,579
Credit Card	22,316	23,211
Other Consumer	218,411	70,999
Total	$5,274,198	$3,039,368

The following table shows the aging of the Company’s loan portfolio, by class, at March 31, 2014 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	PCI (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$1,359	$-	$-	$3,877	$1,152	$322,976	$329,364
Commercial Real Estate - Owner Occupied	1,641	537	231	30,768	1,376	851,253	885,806
Commercial Real Estate - Non-Owner Occupied	977	-	226	43,986	172	1,412,464	1,457,825
Raw Land and Lots	2,465	1,020	1,624	13,529	3,091	211,478	233,207
Single Family Investment Real Estate	4,574	534	959	21,055	1,794	357,555	386,471
Commercial and Industrial	903	508	395	4,940	3,655	379,671	390,072
Other Commercial	462	-	50	2,136	122	78,020	80,790
Consumer:
Mortgage	13,182	1,555	1,596	11,632	2,443	480,131	510,539
Consumer Construction	443	-	-	-	-	45,412	45,855
Indirect Auto	1,628	186	303	-	-	173,796	175,913
Indirect Marine	59	-	-	-	327	40,651	41,037
HELOCs	4,842	1,704	1,115	2,993	175	485,763	496,592
Credit Card	138	89	226	-	-	21,863	22,316
Other Consumer	2,726	977	480	3,515	415	210,298	218,411
Total	$35,399	$7,110	$7,205	$138,431	$14,722	$5,071,331	$5,274,198

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2013 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	PCI (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$-	$-	$-	$-	$1,596	$212,079	$213,675
Commercial Real Estate - Owner Occupied	514	-	258	-	2,037	497,955	500,764
Commercial Real Estate - Non-Owner Occupied	185	42	1,996	-	175	753,507	755,905
Raw Land and Lots	922	545	-	2,457	2,560	181,045	187,529
Single Family Investment Real Estate	1,783	277	563	275	1,689	233,053	237,640
Commercial and Industrial	348	152	220	-	3,848	211,134	215,702
Other Commercial	87	1	50	-	126	52,226	52,490
Consumer:
Mortgage	6,779	1,399	1,141	-	2,446	225,649	237,414
Consumer Construction	-	-	208	-	-	48,776	48,984
Indirect Auto	2,237	252	349	7	-	171,998	174,843
Indirect Marine	459	-	-	-	288	37,886	38,633
HELOCs	2,124	422	1,190	787	43	277,013	281,579
Credit Card	105	133	281	-	-	22,692	23,211
Other Consumer	888	124	490	96	227	69,174	70,999
Total	$16,431	$3,347	$6,746	$3,622	$15,035	$2,994,187	$3,039,368

Nonaccrual loans totaled $14.7 million, $15.0 million, and $23.0 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. There were no nonaccrual loans excluded from impaired loan disclosure in 2014 or 2013. Loans past due 90 days or more and accruing interest totaled $7.2 million, $6.7 million, and $6.2 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

The following table shows the PCI commercial and consumer loan portfolios, by class and their delinquency status, at March 31, 2014 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Construction	$-	$1,608	$2,269	$3,877
Commercial Real Estate - Owner Occupied	1,504	830	28,434	30,768
Commercial Real Estate - Non-Owner Occupied	3,500	2,150	38,336	43,986
Raw Land and Lots	1,096	17	12,416	13,529
Single Family Investment Real Estate	3,599	803	16,653	21,055
Commercial and Industrial	727	558	3,655	4,940
Other Commercial	238	690	1,208	2,136
Consumer:
Mortgage	2,286	4,424	4,922	11,632
HELOCs	266	787	1,940	2,993
Other Consumer	421	782	2,312	3,515
Total	$13,637	$12,649	$112,145	$138,431

The following table shows the PCI commercial and consumer loan portfolios, by class and their delinquency status, at December 31, 2013 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Raw Land and Lots	$-	$-	$2,457	$2,457
Single Family Investment Real Estate	-	-	275	275
Consumer:
Indirect Auto	-	-	7	7
HELOCs	-	31	756	787
Other Consumer	40	-	56	96
Total	$40	$31	$3,551	$3,622

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans related to the StellarOne acquisition, by class at March 31, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$8,668	$8,801	$-	$9,138	$90
Commercial Real Estate - Owner Occupied	5,319	5,756	-	5,694	53
Commercial Real Estate - Non-Owner Occupied	18,069	18,161	-	18,136	218
Raw Land and Lots	51,996	54,744	-	62,928	684
Single Family Investment Real Estate	7,622	8,182	-	8,361	89
Commercial and Industrial	6,278	9,351	-	9,487	33
Other Commercial	663	758	-	745	10
Consumer:
Mortgage	3,563	3,583	-	3,985	17
Indirect Auto	-	15	-	16	-
Indirect Marine	135	339	-	339	-
HELOCs	1,306	1,948	-	1,913	5
Other Consumer	96	210	-	210	-
Total impaired loans without a specific allowance	$103,715	$111,848	$-	$120,952	$1,199

Loans with a specific allowance
Commercial:
Commercial Construction	$748	$1,082	$37	$965	$5
Commercial Real Estate - Owner Occupied	4,362	4,396	166	4,435	53
Commercial Real Estate - Non-Owner Occupied	515	515	61	524	8
Raw Land and Lots	1,853	1,853	113	1,863	24
Single Family Investment Real Estate	4,383	4,670	534	4,684	39
Commercial and Industrial	1,662	1,804	313	1,894	21
Other Commercial	355	370	42	372	4
Consumer:
Mortgage	1,864	1,865	220	1,872	13
Indirect Marine	393	393	80	396	4
Other Consumer	509	515	168	516	2
Total impaired loans with a specific allowance	$16,644	$17,463	$1,734	$17,521	$173
Total impaired loans	$120,359	$129,311	$1,734	$138,473	$1,372

The following table shows the Company’s impaired loans, by class, at December 31, 2013 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$10,520	$10,523	$-	$9,073	$282
Commercial Real Estate - Owner Occupied	4,281	4,648	-	4,845	206
Commercial Real Estate - Non-Owner Occupied	15,012	15,100	-	15,288	572
Raw Land and Lots	52,259	52,551	-	61,606	2,024
Single Family Investment Real Estate	5,520	6,021	-	6,396	261
Commercial and Industrial	4,035	6,835	-	7,083	195
Other Commercial	55	134	-	134	-
Consumer:
Mortgage	1,361	1,361	-	1,374	60
Indirect Auto	11	19	-	26	-
Indirect Marine	495	874	-	887	42
HELOCs	1,604	1,755	-	1,921	11
Other Consumer	162	211	-	214	-
Total impaired loans without a specific allowance	$95,315	$100,032	$-	$108,847	$3,653

Loans with a specific allowance
Commercial:
Commercial Construction	$357	$692	$135	$1,136	$9
Commercial Real Estate - Owner Occupied	3,797	3,937	284	4,000	181
Commercial Real Estate - Non-Owner Occupied	549	597	76	616	40
Raw Land and Lots	1,875	1,905	83	1,985	101
Single Family Investment Real Estate	3,389	3,676	335	3,894	114
Commercial and Industrial	2,722	3,086	204	3,214	84
Other Commercial	255	269	35	254	6
Consumer:
Mortgage	4,041	4,147	660	4,183	123
Other Consumer	321	343	151	350	10
Total impaired loans with a specific allowance	$17,306	$18,652	$1,963	$19,632	$668
Total impaired loans	$112,621	$118,684	$1,963	$128,479	$4,321

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. TDRs totaled $44.3 million and $41.8 million as of March 31, 2014 and December 31, 2013, respectively. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology. For the quarter ended March 31, 2014, the recorded investment in restructured loans prior to modifications was not materially impacted by the modification.

The following table provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014			December 31, 2013
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	2	$1,340	$1,793	1	$684	$-
Commercial Real Estate - Owner Occupied	6	5,130	-	4	2,278	-
Commercial Real Estate - Non-Owner Occupied	6	4,223	142	6	3,771	-
Raw Land and Lots	15	20,312	-	15	20,741	-
Single Family Investment Real Estate	12	2,325	-	13	3,497	-
Commercial and Industrial	8	1,234	-	7	1,125	-
Other Commercial	1	227	-	-	-	-
Consumer:
Mortgage	10	2,299	-	10	2,318	-
Other Consumer	3	105	-	3	106	-
Total performing	63	$37,195	$1,935	59	$34,520	$-

Nonperforming
Commercial:
Commercial Construction	3	$807	$-	3	$947	$-
Commercial Real Estate - Owner Occupied	3	244	-	3	283	-
Raw Land and Lots	2	3,959	-	2	3,973	-
Single Family Investment Real Estate	1	24	-	1	50	-
Commercial and Industrial	8	1,140	-	8	1,195	-
Other Commercial	1	67	-	-	-	-
Consumer:
Mortgage	2	788	-	2	794	-
Other Consumer	1	61	-	1	62	-
Total nonperforming	21	$7,090	$-	20	$7,304	$-

Total performing and nonperforming	84	$44,285	$1,935	79	$41,824	$-

The Company considers a default of a restructured loan to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three months ended March 31, 2014 and 2013, the Company did not identify any restructured loans that went into default that had been restructured in the twelve-month period prior to the time of default.

The following table shows, by class and modification type, TDRs that occurred during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended		Three months ended
	March 31, 2014		March 31, 2013
	No. of Loans	Recorded investment at period end	No. of Loans	Recorded investment at period end
Modified to interest only, at a market rate
Commercial:
Single Family Investment Real Estate	-	$-	1	$210
Consumer:
Mortgage	-	-	1	608
Total interest only at market rate of interest	-	$-	2	$818

Term modification, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	1	$2,732	-	$-
Single Family Investment Real Estate	1	113	1	630
Commercial and Industrial	-	-	1	56
Other Commercial	2	296	-	-
Consumer:
Mortgage	-	-	1	166
Total loan term extended at a market rate	4	$3,141	3	$852

Term modification, below market rate
Commercial:
Commercial Real Estate - Owner Occupied	-	$-	1	$206
Commercial and Industrial	-	-	1	10
Total loan term extended at a below market rate	-	$-	2	$216

Total	4	$3,141	7	$1,886

The following table shows the allowance for loan loss activity, balances for allowance for credit losses, and loans based on impairment methodology by portfolio segment for the three months ended March 31, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$19,856	$10,227	$52	$30,135
Recoveries credited to allowance	1,408	251	-	1,659
Loans charged off	(307)	(580)	-	(887)
Provision charged to operations	(643)	843	(200)	-
Balance, end of period	$20,314	$10,741	$(148)	$30,907

Ending Balance, ALL:
Loans individually evaluated for impairment	$1,266	$468	$-	$1,734
Loans collectively evaluated for impairment	19,048	10,273	(148)	29,173
Loans acquired with deteriorated credit quality	-	-	-	-
Total	$20,314	$10,741	$(148)	$30,907

Ending Balance, Loans:
Loans individually evaluated for impairment	$109,756	$6,972	$-	$116,728
Loans collectively evaluated for impairment	3,533,488	1,485,551	-	5,019,039
Loans acquired with deteriorated credit quality	120,291	18,140	-	138,431
Total	$3,763,535	$1,510,663	$-	$5,274,198

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

The following table shows the allowance for loan loss activity, balances for allowance for credit losses, and loans based on impairment methodology by portfolio segment for the three months ended March 31, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$24,821	$10,107	$(12)	$34,916
Recoveries credited to allowance	575	259	-	834
Loans charged off	(2,583)	(802)	-	(3,385)
Provision charged to operations	1,869	135	46	2,050
Balance, end of period	$24,682	$9,699	$34	$34,415

Ending Balance, ALL:
Loans individually evaluated for impairment	$5,560	$1,765	$-	$7,325
Loans collectively evaluated for impairment	19,105	7,934	34	27,073
Loans acquired with deteriorated credit quality	17	-	-	17
Total	$24,682	$9,699	$34	$34,415

Ending Balance, Loans:
Loans individually evaluated for impairment	$132,990	$8,737	$-	$141,727
Loans collectively evaluated for impairment	1,974,131	853,670	-	2,827,801
Loans acquired with deteriorated credit quality	3,078	941	-	4,019
Total	$2,110,199	$863,348	$-	$2,973,547

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

The following table shows all loans, excluding PCI loans, in the commercial portfolios by class with their related risk rating current as of March 31, 2014 (dollars in thousands):

	1-3	4	5	6	7	8	Total
Commercial Construction	$47,607	$242,307	$16,990	$11,859	$6,724	$-	$325,487
Commercial Real Estate - Owner Occupied	174,211	641,475	15,104	19,150	5,098	-	855,038
Commercial Real Estate - Non-Owner Occupied	288,260	1,046,263	21,231	45,394	12,691	-	1,413,839
Raw Land and Lots	7,441	134,740	18,699	9,756	49,042	-	219,678
Single Family Investment Real Estate	44,097	287,765	15,435	7,869	10,250	-	365,416
Commercial and Industrial	119,056	243,786	11,006	3,687	7,498	99	385,132
Other Commercial	30,414	37,504	8,391	1,328	1,017	-	78,654
Total	$711,086	$2,633,840	$106,856	$99,043	$92,320	$99	$3,643,244

The following table shows all loans, excluding PCI loans, in the commercial portfolios by class with their related risk rating current as of December 31, 2013 (dollars in thousands):

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

The following table shows only PCI loans in the commercial portfolios by class with their related risk rating and credit quality indicator information current as of March 31, 2014 (dollars in thousands):

	4	5	6	7	8	Total
Commercial Construction	$-	$-	$2,239	$1,165	$473	$3,877
Commercial Real Estate - Owner Occupied	247	2,034	11,020	17,467	-	30,768
Commercial Real Estate - Non-Owner Occupied	-	364	23,447	19,758	417	43,986
Raw Land and Lots	1,245	1,244	6,094	4,946	-	13,529
Single Family Investment Real Estate	1,363	484	7,830	11,284	94	21,055
Commercial and Industrial	317	-	1,398	3,117	108	4,940
Other Commercial	-	-	301	1,835	-	2,136
Total	$3,172	$4,126	$52,329	$59,572	$1,092	$120,291

The following table shows only PCI loans in the commercial portfolios by class with their related risk rating and credit quality indicator information current as of December 31, 2013 (dollars in thousands):

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

The following shows changes in the Company’s PCI loan portfolio and accretable yield for loans accounted for under ASC 310-30 for the periods presented (dollars in thousands):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2014		March 31, 2013
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$2,980	$3,622	$3,147	$4,565
Additions	34,653	146,094	-	-
Accretion	(1,846)	-	-	-
Charge-offs	-	(1,830)	(11)	(96)
Transfers to OREO	-	(232)	-	(201)
Payments received, net	-	(9,223)	-	(249)
Other, net	(1,365)	-	-	-
Balance at end of period	$34,422	$138,431	$3,136	$4,019

Loans in the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, totaled $2.3 billion at March 31, 2014 and $377.8 million at December 31, 2013; the remaining discount on these loans totaled $25.5 million and $3.3 million, respectively.

5.	INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, trademarks, and goodwill arising from previous acquisitions. The Company has determined that core deposit intangibles and trademarks have a finite life and amortizes them over their estimated useful life. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years, using an accelerated method. On January 1, 2014, the Company completed the acquisition of StellarOne and acquired intangible assets of $29.6 million and recorded $237.5 million of goodwill. See Note 2 “Acquisitions” in the “Notes to Consolidated Financial Statements” for additional information.

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the second quarter of 2013 and determined that there was no impairment to its goodwill or intangible assets. Subsequently, the Company determined that additional evaluation was necessary at December 31, 2013 and March 31, 2014 due to potential indicators based on the net losses recorded at the mortgage segment during the three most recent quarters. Based on this additional testing, the Company still has recorded no impairment charges to date for goodwill or intangible assets.

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2014
Amortizable core deposit intangibles	$76,185	$37,250	$38,935

December 31, 2013
Amortizable core deposit intangibles	$46,615	$34,635	$11,980

March 31, 2013
Amortizable core deposit intangibles	$46,615	$31,873	$14,742

Amortization expense of core deposit intangibles for the three months ended March 31, 2014 and 2013, and for the year ended December 31, 2013 totaled $2.6 million, $1.0 million, and $3.8 million, respectively. As of March 31, 2014, the estimated remaining amortization expense of core deposit intangibles is as follows (dollars in thousands):

For the remaining nine months of 2014	$7,181
For the year ending December 31, 2015	8,444
For the year ending December 31, 2016	6,932
For the year ending December 31, 2017	5,589
For the year ending December 31, 2018	4,144
For the year ending December 31, 2019	3,093
Thereafter	3,552
Total estimated amortization expense	$38,935

6.	BORROWINGS

Short-term Borrowings

Total short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Also included in total short-term borrowings are federal funds purchased, which are secured overnight borrowings from other financial institutions, and short-term FHLB advances. Total short-term borrowings consist of the following as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31,	December 31,
	2014	2013
Securities sold under agreements to repurchase	$57,681	$52,455
Other short-term borrowings	216,600	211,500
Total short-term borrowings	$274,281	$263,955

Maximum month-end outstanding balance	$274,281	$263,955
Average outstanding balance during the period	249,110	119,433
Average interest rate during the period	0.23%	0.30%
Average interest rate at end of period	0.22%	0.30%

Other short-term borrowings:
Federal Funds purchased	$31,600	$31,500
FHLB	$185,000	$180,000

The Subsidiary Banks maintain federal funds lines with several correspondent banks; the remaining available balance was $173.4 million and $93.5 million at March 31, 2014 and December 31, 2013, respectively. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $1.4 billion and $805.2 million at March 31, 2014 and December 31, 2013, respectively.

Long-term Borrowings

In connection with certain bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. In connection with the acquisition of StellarOne, the Company acquired trust preferred capital notes totaling $32.0 million with a remaining fair value discount of $7.4 million at March 31, 2014. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Principal	Investment(1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	2.98%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	1.63%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	2.96%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	3.33%	6/26/2033
Total	$90,500,000	$2,801,000

(1) reported as 'Other Assets' within the Consolidated Balance Sheets

As part of acquisitions prior to 2006, the Company assumed subordinated debt with terms of LIBOR plus 1.45% and a maturity date of April 2016. At March 31, 2014, the carrying value of the subordinated debt was $17.5 million, with a remaining fair value discount of $1.0 million.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s Consolidated Balance Sheet. In accordance with ASC 470-50, Modifications and Extinguishments, the Company will amortize this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings in the Company’s Consolidated Income Statement. Amortization expense for the three months ended March 31, 2014 and 2013 was $436,000 and $426,000, respectively.

In connection with the StellarOne acquisition, the Company assumed $70.0 million in long-term borrowings with the FHLB with a remaining fair value premium of $2.9 million at March 31, 2014. As of March 31, 2014, the advances from the FHLB consisted of the following (dollars in thousands):

Long Term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	0.67%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	0.68%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	0.68%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	0.68%	11/23/2022	10,000
Fixed Rate	-	3.62%	11/28/2017	10,000
Fixed Rate	-	3.44%	7/28/2015	10,000
Fixed Rate	-	3.75%	7/30/2018	5,000
Fixed Rate	-	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	-	2.11%	10/5/2016	25,000
Fixed Rate Hybrid	-	0.91%	7/25/2016	15,000
				$210,000

As of December 31, 2013, the advances from the FHLB consisted of the following (dollars in thousands):

Long Term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	0.69%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	0.70%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	0.70%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	0.70%	11/23/2022	10,000
				$140,000

The carrying value of the loans and securities pledged as collateral for FHLB advances totaled $1.5 billion and $1.1 billion as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Debt	FHLB Advances	Fair Value Premium (Discount)	Prepayment Penalty	Total Long-term Borrowings
Remaining nine months in 2014	$-	$-	$-	$225	$(1,351)	$(1,126)
2015	-	-	-	175	(1,831)	(1,656)
2016	-	17,500	-	271	(1,882)	15,889
2017	-	-	-	169	(1,923)	(1,754)
2018	-	-	-	(142)	(1,969)	(2,111)
2019	-	-	-	(286)	(2,018)	(2,304)
Thereafter	93,301	-	210,000	(5,923)	(5,899)	291,479
Total long-term borrowings	$93,301	$17,500	$210,000	$(5,511)	$(16,873)	$298,417

7.	COMMITMENTS AND CONTINGENCIES

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

Litigation Relating to the StellarOne Acquisition

In a press release issued on June 10, 2013, the Company announced the signing of a definitive merger agreement for the acquisition of StellarOne. The Company closed the acquisition of StellarOne on January 1, 2014. On June 14, 2013, in response to the initial announcement of the definitive merger agreement, Jaclyn Crescente, individually and on behalf of all other StellarOne shareholders, filed a class action complaint against StellarOne, its current directors, StellarOne Bank, and the Company, in the U.S. District Court for the Western District of Virginia, Charlottesville Division (the “District Court”) (Case No. 3:13-cv-00021-NKM). The complaint alleges that the StellarOne directors breached their fiduciary duties by approving the merger with the Company and that the Company aided and abetted in such breaches of duty. The complaint seeks, among other things, money damages. StellarOne and the Company believe that the claims are without merit; however, in order to eliminate the expense and uncertainties of further litigation, all the defendants entered into a memorandum of understanding with the plaintiffs in order to settle the litigation prior to the merger. Under the terms of the memorandum of understanding, the plaintiffs agreed to settle the lawsuit and release the defendants from all claims, subject to approval by the District Court. On February 3, 2014, the District Court granted preliminary approval to the memorandum of understanding and to a class action settlement in the case. If the District Court grants final approval, the lawsuit will be dismissed.

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

UMG, a wholly owned subsidiary of the Bank, uses rate lock commitments during the origination process and for loans held for sale. These commitments to sell loans are designed to mitigate UMG’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale. The Company held approximately $2.8 million and $2.0 million in loans available for sale in which the related rate lock commitment had expired as of March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, the reserves associated with these loans held for sale were $94,000 and are reflected on the balance sheet of the mortgage segment.

The following table presents the balances of commitments and contingencies (dollars in thousands):

	March 31,	December 31,
	2014	2013
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$1,461,441	$891,680
Standby letters of credit	72,922	48,107
Mortgage loan rate lock commitments	53,147	54,834
Total commitments with off-balance sheet risk	$1,587,510	$994,621
Commitments with balance sheet risk:
Loans held for sale	$48,753	$53,185
Total other commitments	$1,636,263	$1,047,806

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended March 31, 2014 and December 31, 2013, the aggregate amount of daily average required reserves was approximately $28.8 million and $16.0 million, respectively.

The Company has approximately $11.7 million in deposits in other financial institutions, of which $5.7 million serves as collateral for the trust swaps discussed in Note 8 “Derivatives” in the “Notes to the Consolidated Financial Statements.” The Company had approximately $4.9 million in deposits in other financial institutions that were uninsured at March 31, 2014. On an annual basis, the Company’s management evaluates the loss risk of its uninsured deposits in financial counter-parties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 8 “Derivatives” in the “Notes to Consolidated Financial Statements” for additional information.

As disclosed in the Company’s Form 10-Q as of September 30, 2013, UMG has identified errors with respect to disclosures made to certain customers during the period from November 2011 through August 2013 in connection with certain loans originated under insured loan programs administered by the United States Department of Agriculture and Federal Housing Administration.  These disclosure errors understated to the borrowers the amount of mortgage insurance premiums that were required to be assessed over the life of the loans under guidelines enacted by these loan programs.  The Company has taken remedial action with respect to the affected borrowers to address the disclosure errors. Virtually all of these loans were sold to third parties prior to the identification of the errors.  At December 31, 2013, the Company accrued $966,000 for estimated contractual claims related to the errors. In the ordinary course of business, the Company records an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates; as of March 31, 2014 and December 31, 2013, the Company’s indemnification reserve was $1.1 million and $627,000, respectively.

8.	DERIVATIVES

The Company has three interest rate swap agreements (the “trust swaps”) as part of the management of interest rate risk related to the Trust Preferred Capital Notes further described in Note 6 "Borrowings". The Company designated the trust swaps as a cash flow hedge intended to protect against the variability of cash flows associated with the aforementioned preferred capital securities. The trust swaps hedge the interest rate risk, wherein the Company receives interest of LIBOR from a counterparty and pays a weighted average fixed rate of 2.77% to the same counterparty calculated on a notional amount of $68.0 million. The terms of the trust swaps range from three to six years. The trust swaps were entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. As of March 31, 2014, the Company had $5.7 million of cash pledged as collateral for the trust swaps.

During the third quarter of 2013, the Company entered into eight interest rate swap agreements (the “prime loan swaps”) as part of the management of interest rate risk. The Company designated the prime loan swaps as cash flow hedges intended to protect the Company against the variability in the expected future cash flows on the designated variable rate loan products. During the first quarter of 2014, the Company discontinued four of the prime loan swaps with a total notional amount of $45.0 million, which were in place at December 31, 2013. The unrealized gain reclassified to earnings related to these four prime loan swaps were not material to the Company’s consolidated financial statements. The remaining four prime loan swaps hedge the underlying cash flows, wherein the Company receives a fixed interest rate ranging from 4.71% to 5.20% from the counterparty and pays interest based on the Wall Street Journal prime index, with a spread of up to 1.00%, to the same counterparty calculated on a notional amount of $55.0 million. One of the four prime loan swaps contains a floor rate of 4.00%. The terms of each of the prime loan swaps is six years with a fixed rate that started September 17, 2013. The prime loan swaps were entered into with a counterparty that met the Company’s credit standards and the agreement contains collateral provision protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. As of March 31, 2014, the Company had securities with a market value of $5.5 million pledged as collateral for the prime loan swaps.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815, Derivatives and Hedging, the Company has designated the trust swaps and prime loan swaps as cash flow hedges, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in “Other expense” in the Consolidated Statements of Income. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedges are deemed to be effective. At March 31, 2014, the fair value of the Company’s cash flow hedges was an unrealized loss of $3.8 million, the amount the Company would have expected to pay if the contract was terminated. The below asset and liability are recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

Shown below is a summary of the derivatives designated as cash flow hedges at March 31, 2014 and December 31, 2013 (dollars in thousands):

		Notional			Receive		Pay		Life
	Positions	Amount	Asset	Liability	Rate		Rate		(Years)
As of March 31, 2014
Pay fixed - receive floating interest rate swaps	3	$68,000	$-	$3,784	0.23%		2.77%		2.88

Receive fixed - pay floating interest rate swaps	4	$55,000	$13	$-	4.93	%*	3.55	%*	5.47

		Notional			Receive		Pay		Life
	Positions	Amount	Asset	Liability	Rate		Rate		(Years)
As of December 31, 2013
Pay fixed - receive floating interest rate swaps	1	$36,000	$-	$3,046	0.25%		3.51%		3.46

Receive fixed - pay floating interest rate swaps	8	$100,000	$-	$516	5.17	%*	3.89	%*	5.72

*The prime loan swaps receive rate and pay rate are weighted average rates. The pay weighted average rate takes into consideration the floor rate discussed above.

During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” in the Consolidated Balance Sheet. As of March 31, 2014, the Company had securities with a market value of $1.0 million pledged as collateral for the loan swaps. Shown below is a summary regarding loan swap derivative activities at March 31, 2014 and December 31, 2013 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of March 31, 2014
Receive fixed - pay floating interest rate swaps	31	$112,100	$16	$-	4.30%	2.56%	7.78
Pay fixed - receive floating interest rate swaps	31	$112,100	$-	$16	2.56%	4.30%	7.78

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2013
Receive fixed - pay floating interest rate swaps	1	$718	$33	$-	4.58%	2.92%	8.59
Pay fixed - receive floating interest rate swaps	1	$718	$-	$33	2.92%	4.58%	8.59

In the ordinary course of business the Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  The period of time between issuance of a loan commitment, closing, and sale of the loan generally ranges from 30 to 120 days.  The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  The correlation between the rate lock commitments and the best efforts contracts is high due to their similarity.

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

During the first quarter of 2014, and in connection with the acquisition of StellarOne, the Company began recording the rate lock commitments derivative on its balance sheet at fair value.  Because the amounts associated with the rate lock commitments were determined to be immaterial, the Company did not record the value of the rate locks in any period prior to January 1, 2014.  While the rate lock commitment derivative is still considered immaterial to the consolidated financial statements, the Company began recording this asset on its Consolidated Balance Sheet within “Loans held for sale, net” post-acquisition when integrating the acquired mortgage operations of StellarOne.  The Company’s derivative related to rate lock commitments had a notional amount of $53.1 million at March 31, 2014 with a fair value of $538,000.  This derivative instrument does not qualify for hedge accounting; as a result, changes in fair value are recognized in current period earnings as a component of “Gain on sale of mortgage loans, net of commissions.”

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the three months ended March 31, 2014 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Total
Balance - December 31, 2013	$1,192	$(3,382)	$(2,190)

Other comprehensive income	6,313	575	6,888
Amounts reclassified from accumulated other comprehensive income	(19)	47	28
Net current period other comprehensive income	6,294	622	6,916

Balance - March 31, 2014	$7,486	$(2,760)	$4,726

The change in accumulated other comprehensive income (loss) for the three months ended March 31, 2013 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Total
Balance - December 31, 2012	$14,573	$(4,489)	$10,084

Other comprehensive income (loss)	(2,107)	98	(2,009)
Amounts reclassified from accumulated other comprehensive income	7	188	195
Net current period other comprehensive income (loss)	(2,100)	286	(1,814)

Balance - March 31, 2013	$12,473	$(4,203)	$8,270

Reclassifications of unrealized gains (losses) on available for sale securities are reported in the Consolidated Income Statement as "Gains on securities transactions, net" with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported gains of $29,000 and losses of $11,000 for the three months ended March 31, 2014 and 2013, respectively, related to gains/losses on the sale of securities. The tax effect of these transactions during the three months ended March 31, 2014 and 2013 were $10,000 and $4,000, respectively, which were included as a component of income tax expense.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense in the Consolidated Income Statement with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $72,000 and $289,000 for the three months ended March 31, 2014 and 2013, respectively. The tax effect of these transactions during the three months ended March 31, 2014 and 2013 were $25,000 and $101,000, respectively, which were included as a component of income tax expense.

10.	FAIR VALUE MEASUREMENTS

The Company follows ASC 820, Fair Value Measurements and Disclosures, to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. This codification clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

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

Derivative instruments

As discussed in Note 8 “Derivatives,” the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale that are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. However, this value is adjusted by a pull-through rate which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. The Company used a weighted average pull-through rate of 80%. As of March 31, 2014, this derivative is recorded as a component of “Loans held for sale, net” on the Consolidated Balance Sheet. For further discussion please refer to Note 8 “Derivatives” in the “Notes to Consolidated Financial Statements.”

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity, then the security would fall to the lowest level of the hierarchy (Level 3).

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

The Company uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2014 and December 31, 2013.

The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 (dollars in thousands):

	Fair Value Measurements at March 31, 2014 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap - loans	$-	$16	$-	$16
Cash flow hedge - prime loan swap	-	13	-	13
Interest rate lock commitments	-	-	538	538
Securities available for sale:
U.S. government and agency securities	-	3,174	-	3,174
Obligations of states and political subdivisions	-	433,651	-	433,651
Corporate and other bonds	-	72,622	-	72,622
Mortgage-backed securities	-	555,963	-	555,963
Other securities	-	13,289	-	13,289

LIABILITIES
Interest rate swap - loans	$-	$16	$-	$16
Cash flow hedge - trust preferred	-	3,784	-	3,784

	Fair Value Measurements at December 31, 2013 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap - loans	$-	$33	$-	$33
Securities available for sale:
U.S. government and agency securities	-	2,153	-	2,153
Obligations of states and political subdivisions	-	254,830	-	254,830
Corporate and other bonds	-	9,434	-	9,434
Mortgage-backed securities	-	407,362	-	407,362
Other securities	-	3,569	-	3,569

LIABILITIES
Interest rate swap - loans	$-	$33	$-	$33
Cash flow hedge - prime loan swap	-	516	-	516
Cash flow hedge - trust preferred	-	3,046	-	3,046

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. Nonrecurring fair value adjustments of $44,000, $363,000 and $0 were recorded on loans held for sale during the three months ended March 31, 2014, the year ended December 31, 2013, and the three months ended March 31, 2013, respectively. Gains and losses on the sale of loans are recorded within the mortgage segment and are reported on a separate line item in the Consolidated Statements of Income.

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

Other real estate owned

Fair values of OREO are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. Total valuation expenses related to OREO properties for the three months ended March 31, 2014, the year ended December 31, 2013, and the three months ended March 31, 2013 were $256,000, $791,000 and $0, respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013 (dollars in thousands):

	Fair Value Measurements at March 31, 2014 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$48,215	$-	$48,215
Impaired loans	-	-	3,865	3,865
Other real estate owned	-	-	35,487	35,487

	Fair Value Measurements at December 31, 2013 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$53,185	$-	$53,185
Impaired loans	-	-	7,985	7,985
Other real estate owned	-	-	34,116	34,116

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2014 (dollars in thousands):

	Fair Value Measurements at March 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
ASSETS
Commercial Construction	$434	Market comparables	Discount applied to market comparables (1)	8%
Commercial Real Estate - Owner Occupied	149	Market comparables	Discount applied to market comparables (1)	0%
Raw Land and Lots	606	Market comparables	Discount applied to market comparables (1)	0%
Single Family Investment Real Estate	2,023	Market comparables	Discount applied to market comparables (1)	2%
Commercial and Industrial	341	Market comparables	Discount applied to market comparables (1)	16%
Other (2)	312	Market comparables	Discount applied to market comparables (1)	21%
Total Impaired Loans	3,865

Other real estate owned	35,487	Market comparables	Discount applied to market comparables (1)	30%
Total	$39,352

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2014 and December 31, 2013, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2014 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$142,250	$142,250	$-	$-	$142,250
Securities available for sale	1,078,699	-	1,078,699	-	1,078,699
Restricted stock	42,441	-	42,441	-	42,441
Interest rate lock commitments	538	-	-	538	538
Loans held for sale	48,215	-	48,215	-	48,215
Net loans	5,243,291	-	-	5,294,475	5,294,475
Interest rate swap - loans	16	-	16	-	16
Cash flow hedge - prime loan swap	13	-	13	-	13
Accrued interest receivable	22,140	-	22,140	-	22,140

LIABILITIES
Deposits	$5,686,131	$-	$5,690,618	$-	$5,690,618
Borrowings	572,698	-	550,111	-	550,111
Accrued interest payable	2,136	-	2,136	-	2,136
Interest rate swap - loans	16	-	16	-	16
Cash flow hedge - trust preferred	3,784	-	3,784	-	3,784

		Fair Value Measurements at December 31, 2013 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$73,023	$73,023	$-	$-	$73,023
Securities available for sale	677,348	-	677,348	-	677,348
Restricted stock	26,036	-	26,036	-	26,036
Loans held for sale	53,185	-	53,185	-	53,185
Net loans	3,009,233	-	-	3,035,504	3,035,504
Interest rate swap - loans	33	-	33	-	33
Accrued interest receivable	15,000	-	15,000	-	15,000

LIABILITIES
Deposits	$3,236,843	$-	$3,238,777	$-	$3,238,777
Borrowings	463,314	-	443,237	-	443,237
Accrued interest payable	902	-	902	-	902
Cash flow hedge - prime loan swap	516	-	516	-	516
Cash flow hedge - trust preferred	3,046	-	3,046	-	3,046
Interest rate swap - loans	33	-	33	-	33

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

11.	STOCK-BASED COMPENSATION

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) provides for the granting of stock-based awards in the form of incentive stock options (“incentive stock options,” intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986), non-statutory stock options, and nonvested stock to attract, retain, and reward key employees of the Company and its subsidiaries. The Company issues new shares to satisfy stock-based awards. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date, and the stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of 20% over a five year vesting schedule. The 2011 Plan became effective on January 1, 2011 after its approval by shareholders at the annual meeting of shareholders held on April 26, 2011. The following table summarizes the shares available in the 2011 Plan as of March 31, 2014:

2011 Plan
Beginning Authorization	1,000,000
Granted	(510,050)
Expired, forfeited, or cancelled	26,972
Remaining available for grant	516,922

In connection with the acquisition of StellarOne, each outstanding option to acquire StellarOne common stock, whether or not exercisable, was assumed by the Company and converted into an option to acquire the same number of whole shares of the Company’s commons stock, subject to the exchange ratio of 0.9739. The exercise price per share of each new option was equal to the price under the original StellarOne option divided by the exchange ratio of 0.9739. Each converted StellarOne stock option has the same terms and conditions as were in effect prior to the completion of the acquisition. Restricted StellarOne stock awards which were unvested and outstanding prior to the merger were accelerated and converted into restricted stock awards of the Company on the same basis as stock options. Restricted stock was issued from existing StellarOne stock incentive plans, and subsequent awards will be issued from the 2011 Plan.

For the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation expense (included in salaries and benefits expense) of approximately $374,000 and $318,000 ($270,000 and $235,000 net of tax), respectively, or approximately $0.01 per common share for both three months ended March 31, 2014 and 2013.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2014:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2013	402,946	$16.48
Options converted upon StellarOne acquisition	124,217	20.88
Exercised	(24,465)	18.77
Expired	(20,879)	23.45
Options outstanding, March 31, 2014	481,819	17.20
Options exercisable, March 31, 2014	303,683	19.09

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model. The model uses variables which include the historical dividend yield of the Company’s common stock, the average contractual life and vesting schedule of the option, the historic volatility of the Company’s common stock price, and the risk-free interest rate at the time the option was granted. Other than options that were assumed and converted upon completion of the StellarOne merger, the Company has not granted incentive compensation in the form of options since February 2012.

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of March 31, 2014:

	Stock Options Vested or Expected to Vest	Exercisable
Stock options (number of shares)	481,819	303,683
Weighted average remaining contractual life in years	5.17	4.17
Weighted average exercise price on shares above water	$15.20	$16.12
Aggregate intrinsic value	$4,226,094	$2,186,962

Nonvested Stock

The 2011 Plan permits the granting of nonvested stock but limits such grants to one-third of the aggregate number of total awards granted. This equity component of compensation is divided between restricted (time-based) stock grants and performance-based stock grants. Generally, the restricted stock vests 50% on each of the third and fourth anniversaries from the grant date. The performance-based stock is subject to vesting based on achieving certain performance metrics; the grant of performance-based stock is subject to approval by the Company’s Compensation Committee in its sole discretion. The value of the nonvested stock awards is calculated by multiplying the fair market value of the Company’s common stock on the grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends (restricted stock), if any, except for the nonvested stock under the performance-based component (performance stock).

The following table summarizes the restricted stock activity for the three months ended March 31, 2014:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Balance, December 31, 2013	260,763	$16.47
Granted	122,606	24.86
Net settle for taxes	(61,732)	24.83
Vested	(13,310)	11.79
Forfeited	(1,765)	18.53
Balance, March 31, 2014	306,562	21.89

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of March 31, 2014 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining nine months of 2014	$237	$1,521	$1,758
For year ending December 31, 2015	241	1,736	1,977
For year ending December 31, 2016	143	1,486	1,629
For year ending December 31, 2017	28	418	446
For year ending December 31, 2018	-	55	55
Total	$649	$5,216	$5,865

12.	EARNINGS PER SHARE

Basic EPS was computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

There were approximately 212,306 and 234,300 shares underlying anti-dilutive awards as of March 31, 2014 and 2013, respectively, which were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2014 and 2013 (in thousands except per share data):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended March 31, 2014
Net income, basic	$7,815	46,977	$0.17
Add: potentially dilutive common shares - stock awards	-	103	-
Diluted	$7,815	47,080	$0.17

For the Three Months ended March 31, 2013
Net income, basic	$8,983	25,063	$0.36
Add: potentially dilutive common shares - stock awards	-	75	-
Diluted	$8,983	25,138	$0.36

13.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank segment and a mortgage loan origination business segment. The community bank segment provides loan, deposit, investment, and trust services to retail and commercial customers throughout Virginia. The community bank segment includes the Company’s two banking subsidiaries which have 144 branches in total throughout Virginia as well as trust and wealth management services.  Non-bank affiliates of the Company include Union Investment Services, Inc., which provides full brokerage services, and Union Insurance Group, LLC, which offers various lines of insurance products.  The mortgage segment, which includes UMG and StellarOne’s mortgage operations, provides a variety of mortgage loan products principally in Virginia, North Carolina, South Carolina, Maryland, and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which serves to mitigate the Company’s exposure to interest rate risk.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest at the three month LIBOR rate plus 1.5% with a floor of 2.0%. These transactions are eliminated in the consolidation process. A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2014 and 2013 is as follows (dollars in thousands):

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

SEGMENT FINANCIAL INFORMATION

(Dollars in thousands)

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended March 31, 2014
Net interest income	$63,526	$232	$-	$63,758
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	63,526	232	-	63,758
Noninterest income	12,071	2,300	(171)	14,200
Noninterest expenses	63,242	4,710	(171)	67,781
Income (loss) before income taxes	12,355	(2,178)	-	10,177
Income tax expense (benefit)	3,160	(798)	-	2,362
Net income (loss)	$9,195	$(1,380)	$-	$7,815
Total assets	$7,282,443	$57,705	$(45,511)	$7,294,637

Three Months Ended March 31, 2013
Net interest income	$37,188	$565	$-	$37,753
Provision for loan losses	2,050	-	-	2,050
Net interest income after provision for loan losses	35,138	565	-	35,703
Noninterest income	6,146	3,856	(167)	9,835
Noninterest expenses	29,544	4,124	(167)	33,501
Income before income taxes	11,740	297	-	12,037
Income tax expense	2,934	120	-	3,054
Net income	$8,806	$177	$-	$8,983
Total assets	$4,031,302	$136,238	$(116,405)	$4,051,135

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union Bankshares Corporation

Richmond, Virginia

We have reviewed the accompanying consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of March 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the three-month period ended March 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union Bankshares Corporation and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity, and cash flows for the year then ended not presented herein; and in our report dated March 11, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

May 8, 2014

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2013. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three month periods ended March 31, 2014 and 2013 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events.  Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic and bank industry conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, the stock and bond markets, accounting standards or interpretations of existing standards, technology, consumer spending and savings habits, and mergers and acquisitions, including integration risk in connection with the Company’s acquisition of StellarOne such as potential deposit attrition, higher than expected costs, customer loss and business disruption, including, without limitation, potential difficulties in maintaining relationships with key personnel, and other integration related-matters. More information is available on the Company’s website, http://investors.bankatunion.com and on the SEC’s website, www.sec.gov. The information on the Company’s website is not a part of this Form 10-Q. The Company does not intend or assume any obligation to update or revise any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, mergers and acquisitions, and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
Charge-off levels in portfolio
Credit concentrations / nature and volume of the portfolio

Unallocated Component – This component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At March 31, 2014, there were no material amounts considered unallocated as part of the allowance for loan losses.

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

Business Combinations and Acquired Loans

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

Loans acquired in a business combination are recorded at fair value on the date of the acquisition. Loans acquired with deteriorated credit quality are accounted for in accordance with ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are not considered to be impaired unless they deteriorate further subsequent to the acquisition. Certain acquired loans, including performing loans and revolving lines of credit (consumer and commercial), are accounted for in accordance with ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

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

ABOUT UNION BANKSHARES CORPORATION (formerly Union First Market Bankshares Corporation)

Headquartered in Richmond, Virginia, Union Bankshares Corporation is the holding company for Union First Market Bank, which has 90 branches and more than 150 ATMs throughout Virginia and StellarOne Bank, which has 54 branches and more than 60 ATMs throughout Virginia as well as trust and wealth management services. Non-bank affiliates of the holding company include: Union Investment Services, Inc., which provides full brokerage services; Union Mortgage Group, Inc., which provides a full line of mortgage products; and Union Insurance Group, LLC, which offers various lines of insurance products.

The Company announced that, effective April 25, 2014, its corporate name changed from Union First Market Bankshares Corporation to Union Bankshares Corporation. The name change was approved at the Company’s annual meeting of shareholders held April 22, 2014. Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol UBSH.

Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of this report.

RESULTS OF OPERATIONS

Executive Overview

The Company reported net income of $7.8 million and earnings per share of $0.17 for the quarter ended March 31, 2014. Excluding after-tax acquisition-related expenses of $9.0 million, operating earnings(1) for the quarter were $16.8 million, which represents an increase of $7.8 million, or 87.4%, in operating earnings from the first quarter of 2013, primarily related to the StellarOne acquisition. Operating earnings per share were $0.36 for both quarters ended March 31, 2014 and 2013. The 2014 first quarter financial results include the full quarter financial results of StellarOne, which the Company acquired on January 1, 2014.

•	Operating earnings(1) for the community bank segment, which excludes after-tax acquisition-related expenses of $9.0 million, were $18.2 million, or $0.39 per share.
•	The mortgage segment reported a net loss of $1.4 million, or $0.03 per share.
•	Operating Return on Average Assets(1) (“ROA”) was 0.94% for the quarter ended March 31, 2014 compared to operating ROA(1) of 0.90% for the first quarter of 2013. The operating ROA(1) of the community bank segment was 1.02% compared to 0.89% for the first quarter of 2013.
•	Operating Return on Average Tangible Common Equity(1) (“ROTCE”) was 10.33% for the quarter ended March 31, 2014 compared to operating ROTCE of 10.03% for the first quarter of 2013. The operating ROTCE of the community bank segment was 11.44% compared to 10.08% in the first quarter of 2013.
•	Operating efficiency ratio(1) declined slightly to 68.4% for the current quarter from 68.6% in the first quarter of 2013. The operating efficiency ratio for the community bank segment was 64.6%, compared to 66.3% in the first quarter of 2013.
•	On January 31, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015. As of April 30, 2014, approximately 901,000 common shares had been repurchased and approximately $42.2 million remained available under the repurchase program.

(1) These supplementary measures are provided because the Company believes they may be valuable to investors. For a reconciliation of the non-GAAP measures operating earnings, ROA, ROE, ROTCE, EPS, and efficiency ratio, see “NON-GAAP MEASURES” included in this Item 2.

Net Interest Income

	For the Three Months Ended
	Dollars in thousands
	03/31/14	03/31/13	Change

Average interest-earning assets	$6,432,326	$3,735,926	$2,696,400
Interest income (FTE)	$70,154	$44,543	$25,611
Yield on interest-earning assets	4.42%	4.84%	(42	)bps
Average interest-bearing liabilities	$5,236,101	$2,956,261	$2,279,840
Interest expense	$4,450	$5,532	$(1,082)
Cost of interest-bearing liabilities	0.34%	0.76%	(42	)bps
Cost of funds	0.28%	0.61%	(33	)bps
Net Interest Income (FTE)	$65,704	$39,011	$26,693
Net Interest Margin (FTE)	4.14%	4.23%	(9	)bps
Core Net Interest Margin (FTE) (1)	3.99%	4.18%	(19	)bps

(1) Core net interest margin (FTE) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

Tax-equivalent net interest income was $65.7 million, an increase of $26.7 million from the first quarter of 2013, a result of a $2.7 billion increase in average interest-earning assets and a $2.3 billion increase in average interest-bearing liabilities from the full quarter impact of the StellarOne acquisition. The first quarter tax-equivalent net interest margin decreased by 9 bps to 4.14% compared to 4.23% in the prior year. Core tax-equivalent net interest margin (which excludes the 15 bps impact of acquisition accounting accretion in the first quarter of 2014 and 5 basis points in the first quarter of 2013) decreased by 19 basis points from 4.18% in the first quarter of 2013 to 3.99%. Excluding the impact of acquisition accounting accretion in 2014 and 2013, the decline in net interest margin was driven by a decrease in earning asset yields outpacing the decline in cost of interest bearing liabilities. Yields on loans declined as new loans and renewed loans were originated and repriced at lower rates and investment securities yields declined driven by cash flows from securities reinvested at lower yields. In addition, the declines in net interest margin and earning asset yields were affected by the StellarOne acquisition, which carried a lower margin.

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

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the years indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$683,620	$3,648	2.16%	$390,315	$2,069	2.15%
Tax-exempt	392,859	5,044	5.21%	209,947	3,056	5.90%
Total securities (2)	1,076,479	8,692	3.27%	600,262	5,125	3.46%
Loans, net (3) (4)	5,279,924	61,033	4.69%	2,965,918	38,215	5.23%
Loans held for sale	49,767	417	3.40%	156,766	1,198	3.10%
Federal funds sold	268	-	0.17%	526	-	0.24%
Money market investments	1	-	0.00%	1	-	0.00%
Interest-bearing deposits in other banks	25,887	12	0.19%	12,453	5	0.16%
Total earning assets	6,432,326	70,154	4.42%	3,735,926	44,543	4.84%
Allowance for loan losses	(30,925)		4.42%	(35,546)
Total non-earning assets	848,345			356,776
Total assets	$7,249,746			$4,057,156

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Checking	$1,252,927	225	0.07%	$447,522	93	0.08%
Money market savings	1,421,558	913	0.26%	949,078	653	0.28%
Regular savings	548,877	247	0.18%	216,415	158	0.30%
Time deposits (5)	1,463,076	871	0.24%	1,041,903	3,058	1.19%
Total interest-bearing deposits	4,686,438	2,256	0.20%	2,654,918	3,962	0.61%
Other borrowings (6)	549,663	2,194	1.62%	301,343	1,570	2.11%
Total interest-bearing liabilities	5,236,101	4,450	0.34%	2,956,261	5,532	0.76%

Noninterest-bearing liabilities:
Demand deposits	959,523			629,517
Other liabilities	56,254			33,397
Total liabilities	6,251,878			3,619,175
Stockholders’ equity	997,868			437,981
Total liabilities and stockholders’ equity	$7,249,746			$4,057,156

Net interest income		$65,704			$39,011

Interest rate spread (7)			4.08%			4.08%
Interest expense as a percent of average earning assets			0.28%			0.61%
Net interest margin (8)			4.14%			4.23%

(1) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(2) Interest income on securities includes $0 and $15 thousand for the three months ended March 31, 2014 and 2013 in accretion of the fair market value adjustments.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $546 thousand and $593 thousand for the three months ended March 31, 2014 and 2013 in accretion of the fair market value adjustments related to the acquisitions.

(5) Interest expense on certificates of deposits includes $2.9 million and $2 thousand for the three months ended March 31, 2014 and 2013 in accretion of the fair market value adjustments related to the acquisitions.

(6) Interest expense on borrowings includes $75 thousand and $122 thousand for the three months ended March 31, 2014 and 2013 in amortization of the fair market value adjustments related to acquisitions.

(7) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(8) Core net interest margin excludes purchase accounting adjustments and was 3.99% and 4.18% for the three months ended March 31, 2014 and 2013.

The Volume Rate Analysis table below presents changes in interest income and interest expense and distinguishes between the changes related to increases or decreases in average outstanding balances of earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionally. Results, on a taxable equivalent basis, are as follows (dollars in thousands):

	Three Months Ended
	March 31, 2014 vs. March 31, 2013
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$1,570	$9	$1,579
Tax-exempt	2,382	(394)	1,988
Total securities	3,952	(385)	3,567
Loans, net	27,126	(4,308)	22,818
Loans held for sale	(887)	106	(781)
Federal funds sold	-	-	-
Money market investments	-	-	-
Interest-bearing deposits in other banks	6	1	7
Other interest-bearing deposits	-	-	-
Total earning assets	$30,197	$(4,586)	$25,611

Interest-Bearing Liabilities:
Interest-bearing deposits:
Checking	$144	$(12)	$132
Money market savings	309	(49)	260
Regular savings	171	(82)	89
Certificates of deposit	1,038	(3,225)	(2,187)
Total interest-bearing deposits	1,662	(3,368)	(1,706)
Other borrowings	1,055	(431)	624
Total interest-bearing liabilities	2,717	(3,799)	(1,082)

Change in net interest income	$27,480	$(787)	$26,693

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The 2014 and remaining estimated discount/premium and net accretion impact are reflected in the following table (dollars in thousands):

	Loan Accretion	Certificates of Deposit	Borrowings	Total

For the quarter ended March 31, 2014	$(546)	$2,921	$75	$2,450
For the remaining nine months of 2014	(260)	5,994	226	5,960
For the years ending:
2015	1,737	1,843	175	3,755
2016	2,661	-	271	2,932
2017	3,067	-	170	3,237
2018	2,742	-	(143)	2,599
2019	2,205	-	(286)	1,919
Thereafter	13,521	-	(5,923)	7,598

Noninterest Income

	For the Three Months Ended
	Dollars in thousands
	03/31/14	03/31/13	$	%
Noninterest income:
Service charges on deposit accounts	$4,298	$2,272	$2,026	89.2%
Other service charges, commissions and fees	4,671	2,807	1,864	66.4%
Gains on securities transactions	29	(11)	40	NM
Gains on sales of mortgage loans, net of commissions	2,297	3,852	(1,555)	-40.4%
Losses on bank premises	(233)	(296)	63	NM
Other operating income	3,138	1,211	1,927	159.1%
Total noninterest income	$14,200	$9,835	$4,365	44.4%
Mortgage segment operations	$(2,300)	$(3,856)	$1,556	-40.4%
Intercompany eliminations	171	167	4	2.4%
Community Bank segment	$12,071	$6,146	$5,925	96.4%

NM - Not Meaningful

For the quarter ended March 31, 2014, noninterest income increased $4.4 million, or 44.4%, to $14.2 million from $9.8 million in the first quarter of 2013. The significant majority of this increase is concentrated in customer related noninterest income (service charges on deposit accounts, debit card interchange income, and income from wealth management services) due to the current quarter impact of the StellarOne acquisition. Gains on sales of mortgage loans, net of commissions, which includes the results of StellarOne’s mortgage segment beginning in the first quarter of 2014, decreased $1.6 million, or 40.4%, from the first quarter of 2013 primarily related to the decline in mortgage loan originations of $119.1 million from $268.2 million in the first quarter of 2013.

Noninterest expense

	For the Three Months Ended
	Dollars in thousands
	03/31/14	03/31/13	$	%
Noninterest expense:
Salaries and benefits	$29,626	$17,966	$11,660	64.9%
Occupancy expenses	5,180	2,855	2,325	81.4%
Furniture and equipment expenses	2,868	1,845	1,023	55.4%
OREO and credit-related expenses (1)	1,451	574	877	152.8%
Acquisition-related expenses	13,168	-	13,168	NM
Other operating expenses	15,488	10,261	5,227	50.9%
Total noninterest expense	$67,781	$33,501	$34,280	102.3%
Mortgage segment operations	$(4,710)	$(4,124)	$(586)	14.2%
Intercompany eliminations	171	167	4	2.4%
Community Bank segment	$63,242	$29,544	$33,698	114.1%

NM - Not Meaningful

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the quarter ended March 31, 2014, noninterest expense increased $34.3 million to $67.8 million from $33.5 million when compared to the first quarter in 2013. Excluding acquisition-related costs of $13.2 million in the current quarter, noninterest expense increased $21.1 million, or 63.0%, compared to the first quarter of the prior year; the increase is primarily due to the acquisition of StellarOne in 2014. The Company’s operating efficiency ratio was 68.4% compared to 68.6% for the first quarter in 2013.

SEGMENT INFORMATION

Community Bank Segment

The community bank segment reported net income of $9.2 million for the first quarter of 2014, which includes the full-quarter impact of the StellarOne acquisition. Excluding after-tax acquisition-related expenses of $9.0 million, operating earnings increased $9.4 million from the first quarter of 2013 to $18.2 million. The provision for loan losses declined $2.1 million due to continued improvements in asset quality and a large recovery of a loan that was previously charged-off in 2012. Net interest income was $63.5 million, an increase of $26.3 million from the first quarter of 2013, largely a result of an increase of $2.7 billion in average earning assets and $2.3 billion in average interest bearing liabilities resulting from the StellarOne acquisition.

Noninterest income increased $6.0 million from $6.1 million in the first quarter of 2013 to $12.1 million. In the current quarter, the significant majority of this increase is in customer related noninterest income (services charges on deposit accounts, debit card interchange income, and income from wealth management services) and is due to the previously discussed acquisition of StellarOne. Noninterest expense increased $33.7 million from $29.5 million in the first quarter of 2013 to $63.2 million in the current quarter. Excluding acquisition-related costs of $13.2 million, noninterest expense increased $20.5 million compared to the first quarter of 2013. The increase in noninterest expense is largely related to the acquisition of StellarOne. The community banking segment’s operating efficiency ratio was 64.6% compared to 66.3% in the first quarter of 2013.

Mortgage Segment

The mortgage segment reported a net loss of $1.4 million for the first quarter of 2014, a reduction of $1.6 million from the first quarter of 2013, as elevated expense levels resulting from excess loan origination processing capacity, restructuring charges, and project-related costs outpaced revenue generated by low mortgage loan origination volumes.  Gains on sales of mortgage loans, net of commissions, which includes the results of StellarOne’s mortgage segment beginning in the first quarter of 2014, decreased $1.6 million, or 40.4%, from the first quarter of 2013 primarily driven by the decline in mortgage loan originations. Noninterest expense increased $586,000, largely a result of additional salary expense related to the addition of StellarOne’s mortgage operation.

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

In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies. Management continues to believe that it is not likely that the Company will realize its deferred tax asset related to net operating losses generated at the state level and accordingly has established a valuation allowance. The Company’s bank subsidiaries are not subject to a state income tax in its primary place of business (Virginia). The Company’s other subsidiaries are subject to state income taxes and have generated losses for state income tax purposes for which the Company is currently not able to utilize. State net operating loss carryovers will begin to expire after 2026.

The effective tax rate for the three months ended March 31, 2014 and 2013 was 23.2% and 25.4%, respectively. The decline in the effective tax rate is primarily related to tax-exempt interest income on the investment portfolio being a larger percentage of pre-tax income during the first quarter of 2014 due to elevated merger-related costs included in pre-tax income.

BALANCE SHEET

At March 31, 2014, total assets were $7.3 billion, an increase of $3.1 billion from December 31, 2013, reflecting the impact of the StellarOne acquisition.

On January 1, 2014 the Company acquired StellarOne. Below is a summary of the transaction and related impact on the Company’s balance sheet:

•	The fair value of assets acquired equaled $2.959 billion and the fair value of liabilities assumed equaled $2.647 billion.
•	Total goodwill arising from the transaction equaled $237.5 million.
•	Gross loans acquired equaled $2.283 billion with a fair value of $2.239 billion.
•	Total deposits acquired equaled $2.469 billion with a fair value of $2.480 billion.

At March 31, 2014, loans net of unearned income were $5.3 billion, an increase of $2.3 billion from December 31, 2013. On a proforma basis, including StellarOne loan balances, period end loan balances were flat when compared to December 31, 2013 while average loans grew approximately $41.7 million, or 3.2% (annualized), to $5.3 billion since the fourth quarter of 2013. At March 31, 2014, total deposits were $5.7 billion, an increase of $2.4 billion from December 31, 2013. On a proforma basis, including StellarOne deposit balances, average deposits declined $54.5 million, or 3.8% (annualized), to $5.6 billion since the fourth quarter of 2013. The decline in average deposits was driven by a decline in average time deposits partially offset by an increase in average money market balances.

On January 31, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015. During the three months ended March 31, 2014, approximately 511,000 common shares had been repurchased and, as of March 31, 2014, approximately $52.0 million remained available under the repurchase program. As of April 30, 2014, approximately 901,000 common shares had been repurchased and approximately $42.2 million remained available under the repurchase program.

Securities

At March 31, 2014, the Company had total investments in the amount of $1.1 billion, or 15.4% of total assets, as compared to $703.4 million, or 16.8% of total assets, at December 31, 2013. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. All of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The table below sets forth a summary of the securities available for sale and restricted stock, at fair value for the following periods (dollars in thousands):

	March 31,	December 31,
	2014	2013
U.S. government and agency securities	$3,174	$2,153
Obligations of states and political subdivisions	433,651	254,830
Corporate and other bonds	72,622	9,434
Mortgage-backed securities	555,963	407,362
Other securities	13,289	3,569
Total securities available for sale, at fair value	1,078,699	677,348

Federal Reserve Bank stock	18,171	6,734
Federal Home Loan Bank stock	24,270	19,302
Total restricted stock	42,441	26,036
Total investments	$1,121,140	$703,384

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. The Company determined that a single issuer trust preferred security incurred credit-related OTTI of $400,000 during the year ended December 31, 2011; there is no remaining unrealized loss for this issue as of March 31, 2014. No OTTI was recognized in 2012, 2013, or the first quarter of 2014. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of March 31, 2014 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years and Equity Securities	Total
U.S. government and agency securities:
Amortized cost	$-	$1,492	$-	$60	$1,552
Fair value	-	1,530	-	1,644	3,174
Weighted average yield (1)	-	2.80	-	-	2.69

Mortgage backed securities:
Amortized cost	122	15,919	146,934	389,025	552,000
Fair value	123	16,354	147,988	391,498	555,963
Weighted average yield (1)	3.84	2.56	1.77	1.98	1.94

Obligations of states and political subdivisions:
Amortized cost	10,598	21,150	118,954	276,686	427,388
Fair value	10,722	21,615	121,572	279,742	433,651
Weighted average yield (1)	4.75	3.40	4.76	5.09	4.91

Corporate bonds and other securities:
Amortized cost	13,321	2,073	11,152	59,656	86,202
Fair value	13,289	2,109	11,140	59,373	85,911
Weighted average yield (1)	2.00	2.26	1.05	1.75	1.71

Total securities available for sale:
Amortized cost	24,041	40,634	277,040	725,427	1,067,142
Fair value	24,134	41,608	280,700	732,257	1,078,699
Weighted average yield (1)	3.22	2.99	3.03	3.14	3.11

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of March 31, 2014, the Company maintained a diversified municipal bond portfolio with approximately 75% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the State of Washington represented 10% and issuances within the State of Texas represented 16% of the municipal portfolio; no other state had a concentration above 10%. Approximately 96% of municipal holdings are considered investment grade by Moody’s or Standard & Poor’s. The non-investment grade securities are principally insured Texas municipalities with no underlying rating.  When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of March 31, 2014, the cash, interest-bearing deposits in other banks, money market investments, federal funds sold, loans held for sale, and loans that mature within one year totaled $1.8 billion, or 28.6%, of total earning assets. As of March 31, 2014, approximately $1.6 billion, or 30.7%, of total loans are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments.

Loan Portfolio

Loans, net of unearned income, were $5.3 billion at March 31, 2014 and were $3.0 billion at both December 31, 2013 and March 31, 2013. Loans secured by real estate continue to represent the Company’s largest category, comprising 85.8% of the total loan portfolio at March 31, 2014.

The following table presents the Company’s composition of loans, net of unearned income, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	March 31,		December 31,		September 30,		June 30,		March 31,
	2014		2013		2013		2013		2013
Loans secured by real estate:
Residential 1-4 family	$930,744	17.6%	$475,688	15.7%	$473,967	15.8%	$478,356	15.9%	$473,071	15.9%
Commercial	2,066,468	39.3%	1,094,451	36.0%	1,085,971	36.2%	1,104,915	36.8%	1,068,812	35.9%
Construction, land development and other land loans	650,066	12.3%	470,684	15.5%	469,867	15.7%	456,730	15.2%	467,436	15.7%
Second mortgages	67,695	1.3%	34,891	1.1%	36,185	1.2%	37,862	1.3%	37,337	1.3%
Equity lines of credit	519,308	9.8%	302,965	10.0%	300,329	10.0%	298,572	9.9%	301,700	10.1%
Multifamily	258,522	4.9%	146,433	4.8%	123,594	4.1%	122,942	4.1%	127,356	4.3%
Farm land	32,500	0.6%	20,769	0.7%	21,082	0.7%	22,130	0.7%	23,570	0.8%
Total real estate loans	4,525,303	85.8%	2,545,881	83.8%	2,510,995	83.7%	2,521,507	83.9%	2,499,282	84.0%

Commercial Loans	368,949	7.0%	194,809	6.4%	185,910	6.2%	182,439	6.1%	182,914	6.2%

Consumer installment loans
Personal	300,809	5.7%	238,368	7.8%	240,549	8.0%	235,837	7.9%	230,189	7.7%
Credit cards	22,316	0.4%	23,211	0.8%	21,978	0.7%	21,878	0.7%	21,204	0.7%
Total consumer installment loans	323,125	6.1%	261,579	8.6%	262,527	8.7%	257,715	8.6%	251,393	8.4%

All other loans	56,821	1.1%	37,099	1.2%	42,814	1.4%	39,194	1.4%	39,958	1.4%
Gross loans	$5,274,198	100.0%	$3,039,368	100.0%	$3,002,246	100.0%	$3,000,855	100.0%	$2,973,547	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of March 31, 2014 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Loans secured by real estate:
Residential 1-4 family	$930,744	$88,278	$329,835	$40,449	$289,386	$512,631	$269,381	$243,250
Commercial	2,066,468	257,565	515,949	200,324	315,625	1,292,954	902,399	390,555
Construction, land development and other land loans	650,066	407,517	64,745	53,338	11,407	177,804	146,914	30,890
Second mortgages	67,695	6,767	12,273	6,672	5,601	48,655	18,623	30,032
Equity lines of credit	519,308	200,085	211,654	29,753	181,901	107,569	18,996	88,573
Multifamily	258,522	33,238	69,048	43,023	26,025	156,236	126,602	29,634
Farm land	32,500	18,226	5,556	3,172	2,384	8,718	7,371	1,347
Total real estate loans	4,525,303	1,011,676	1,209,060	376,731	832,329	2,304,567	1,490,286	814,281

Commercial Loans	368,949	110,469	104,874	101,248	3,626	153,606	124,374	29,232

Consumer installment loans
Personal	300,809	11,173	369	113	256	289,267	125,310	163,957
Credit cards	22,316	22,316	-	-	-	-	-	-
Total consumer installment loans	323,125	33,489	369	113	256	289,267	125,310	163,957

All other loans	56,821	13,748	5,591	5,384	207	37,482	6,246	31,236
Gross loans	$5,274,198	$1,169,382	$1,319,894	$483,476	$836,418	$2,784,922	$1,746,216	$1,038,706

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at March 31, 2014, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction, and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

Asset Quality

Overview

During the first quarter of 2014, the Company had a net loan recovery and reduced levels of provision when compared to the same quarter of the prior year. Also, there were improvements in several asset quality ratios, and the coverage ratio of allowance to nonaccrual loans was at its highest level since the third quarter of 2007. Levels of nonaccrual loans and OREO remained stable with only a slight increase in OREO due to the acquisition of StellarOne. All metrics discussed below exclude loans PCI loans, which totaled $138.4 million (net of fair value mark) as of March 31, 2014.

Troubled Debt Restructurings

The total recorded investment in TDRs as of March 31, 2014 was $44.3 million, an increase of $2.5 million, or 6.0%, from $41.8 million at December 31, 2013 and a decline of $10.4 million, or 19.0%, from $54.7 million at March 31, 2013. Of the $44.3 million of TDRs at March 31, 2014, $37.2 million, or 84.0%, were considered performing while the remaining $7.1 million were considered nonperforming. The increase in the TDR balance from December 31, 2013 is attributable to $3.1 million in additions and $849,000 in acquired TDRs, partially offset by loans removed from TDR status and net payments of $1.4 million. The increase in TDRs related to the StellarOne acquisition was related to loans with a revolving feature and, therefore, excluded from being classified as PCI in accordance with ASC 310-30. Loans removed from TDR status represent restructured loans with a market rate of interest at the time of the restructuring. These loans have performed in accordance with their modified terms for twelve consecutive months and were no longer considered impaired. Loans removed from TDR status are collectively evaluated for impairment; due to the significant improvement in the expected future cash flows, these loans are grouped based on their primary risk characteristics, typically using the Company’s internal risk rating system as its primary credit quality indicator. Impairment is measured based on historical loss experience taking into consideration environmental factors. The significant majority of these loans have been subject to new credit decisions due to the improvement in the expected future cash flows, the financial condition of the borrower, and other factors considered during re-underwriting. The TDR activity during the quarter did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

Nonperforming Assets

At March 31, 2014, nonperforming assets totaled $50.2 million, an increase of $1.1 million, or 2.2%, from December 31, 2013 and a decline of $8.7 million, or 14.8%, from a year ago. In addition, NPAs as a percentage of total outstanding loans decreased 67 basis points to 0.95% in the current quarter from 1.62% as of December 31, 2013 and declined 103 basis points from 1.98% a year earlier.

The following table shows a summary of assets quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
Nonaccrual loans, excluding PCI loans	$14,722	$15,035	$19,941	$27,022	$23,033
Foreclosed properties	35,487	34,116	35,576	35,020	35,100
Real estate investment	-	-	133	133	778
Total nonperforming assets	50,209	49,151	55,650	62,175	58,911
Loans past due 90 days and accruing interest	7,205	6,746	7,326	6,291	6,187
Total nonperforming assets and loans past due 90 days and accruing interest	$57,414	$55,897	$62,976	$68,466	$65,098

Performing Restructurings	$37,195	$34,520	$39,287	$39,826	$42,644

Balances
Allowance for loan losses	$30,907	$30,135	$33,877	$34,333	$34,415
Average loans, net of unearned income	5,279,924	3,004,186	2,997,083	2,847,087	2,829,881
Loans, net of unearned income	5,274,198	3,039,368	3,002,246	3,000,855	2,973,547

Ratios
NPAs to total loans	0.95%	1.62%	1.85%	2.07%	1.98%
NPAs & loans 90 days past due to total loans	1.09%	1.84%	2.10%	2.28%	2.19%
NPAs to total loans & OREO	0.95%	1.60%	1.83%	2.05%	1.96%
NPAs & loans 90 days past due to total loans & OREO	1.08%	1.82%	2.07%	2.26%	2.16%
ALL to nonaccrual loans	209.94%	200.43%	169.89%	127.06%	149.42%
ALL to nonaccrual loans & loans 90 days past due	140.95%	138.35%	124.24%	103.06%	117.78%

Nonperforming assets at March 31, 2014 included $14.7 million in nonaccrual loans (excluding PCI loans), a net decrease of $313,000, or 2.1%, from December 31, 2013 and a net decrease of $8.3 million, or 36.1%, from March 31, 2013. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
Beginning Balance	$15,035	$19,941	$27,022	$23,033	$26,206
Net customer payments	(959)	(1,908)	(5,574)	(3,196)	(1,715)
Additions	1,362	3,077	3,020	7,934	2,694
Charge-offs	(152)	(4,336)	(1,669)	(476)	(2,262)
Loans returning to accruing status	-	(1,018)	(1,068)	-	(632)
Transfers to OREO	(564)	(721)	(1,790)	(273)	(1,258)
Ending Balance	$14,722	$15,035	$19,941	$27,022	$23,033

Of the $1.4 million of additions to nonaccrual loans in the current quarter, $416,000 related to the acquisition of StellarOne.

The following table presents the composition of nonaccrual loans (excluding PCI loans) and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
Raw Land and Lots	$3,091	$2,560	$3,087	$4,573	$6,353
Commercial Construction	1,152	1,596	1,167	5,103	4,547
Commercial Real Estate	1,548	2,212	3,962	2,716	2,988
Single Family Investment Real Estate	1,794	1,689	2,076	2,859	2,117
Commercial and Industrial	3,655	3,848	6,675	7,291	2,261
Other Commercial	122	126	472	471	190
Consumer	3,360	3,004	2,502	4,009	4,577
Total	$14,722	$15,035	$19,941	$27,022	$23,033

Coverage Ratio	209.94%	200.43%	169.89%	127.06%	149.42%

Nonperforming assets at March 31, 2014 also included $35.5 million in OREO, an increase of $1.4 million, or 4.0%, from December 31, 2013 and a decrease of $391,000, or 1.1%, from the prior year. The following table shows the activity in OREO for the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
Beginning Balance	$34,116	$35,709	$35,153	$35,878	$32,834
Additions	5,404	1,326	2,841	1,768	3,607
Capitalized Improvements	-	101	266	164	30
Valuation Adjustments	(256)	(300)	(491)	-	-
Proceeds from sales	(3,800)	(2,483)	(1,773)	(2,436)	(877)
Gains (losses) from sales	23	(237)	(287)	(221)	284
Ending Balance	$35,487	$34,116	$35,709	$35,153	$35,878

Of the $5.4 million of additions to OREO in the current quarter, $4.3 million related to the acquisition of StellarOne. During the quarter ended March 31, 2014, the additions to OREO were principally related to residential real estate and raw land; sales from OREO were principally related to residential real estate.

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
Land	$11,387	$10,310	$10,310	$10,310	$9,861
Land Development	11,314	10,904	10,901	10,894	11,023
Residential Real Estate	7,408	7,379	7,995	7,274	7,467
Commercial Real Estate	5,378	5,523	6,370	6,542	6,749
Former Bank Premises (1)	-	-	133	133	778
Total	$35,487	$34,116	$35,709	$35,153	$35,878

(1) Includes closed branch property and land previously held for branch sites.

Included in land development is $9.3 million related to a residential community in the Northern Neck region of Virginia, which includes developed residential lots, a golf course, and undeveloped land. Foreclosed properties were adjusted to their fair values at the time of each foreclosure and any losses were taken as loan charge-offs against the allowance for loan losses at that time. OREO asset balances are also evaluated at least quarterly by the Subsidiary Banks’ Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment.

Past Due Loans

At March 31, 2014, total accruing past due loans, excluding PCI loans, were $49.7 million, or 0.94% of total loans, compared to $26.5 million, or 0.87%, at December 31, 2013 and $24.7 million, or 0.83%, a year ago. At March 31, 2014, loans past due 90 days or more and accruing interest, excluding PCI loans, totaled $7.2 million, or 0.14% of total loans, compared to $6.7 million, or 0.22%, at December 31, 2013 and $6.2 million, or 0.21%, a year ago.

Charge-offs and delinquencies

For the quarter ended March 31, 2014, net loan recoveries were $772,000, or (0.06%) on an annualized basis, compared to net charge-offs of $2.6 million, or 0.35%, for the same quarter last year. The net recovery in the current quarter largely relates to one recovery of $1.2 million on a commercial loan previously charged off.

Provision

The provision for loan losses for the quarter ended March 31, 2014 was $0, a decrease of $2.1 million from the same quarter in the prior year. The decrease in the provision for loan losses in the current quarter compared to the prior year period is driven by improving asset quality, the impact of lower historical loss factors, and the current quarter’s net loan recovery.

Allowance for Loan Losses

The allowance for loan losses increased $772,000 from December 31, 2013 to $30.9 million at March 31, 2014. The ALL as a percentage of the total loan portfolio, adjusted for acquisition accounting (non-GAAP), was 1.09% at March 31, 2014, a decrease from 1.10% from December 31, 2013 and from 1.32% at March 31, 2013. The allowance for loan losses as a percentage of the total loan portfolio, unadjusted for acquisition accounting, was 0.59% at March 31, 2014, 0.99% at December 31, 2013, and 1.16% at March 31, 2013. The decrease in the allowance-related ratios was primarily attributable to improving credit quality metrics and the acquisition of StellarOne. In acquisition accounting, there is no carryover of previously established allowance for loan losses.

The nonaccrual loan coverage ratio was 209.9% at March 31, 2014, compared to 200.4% at December 31, 2013, and 149.4% at March 31, 2013. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
Balance, beginning of period	$30,135	$33,877	$34,333	$34,415	$34,916
Loans charged-off:
Commercial	70	2,619	147	274	40
Real estate	438	2,342	2,104	1,175	2,975
Consumer	379	876	342	354	370
Total loans charged-off	887	5,837	2,593	1,803	3,385
Recoveries:
Commercial	65	161	46	293	246
Real estate	1,392	524	80	143	378
Consumer	202	204	211	285	210
Total recoveries	1,659	889	337	721	834
Net charge-offs	(772)	4,948	2,256	1,082	2,551
Provision for loan losses	-	1,206	1,800	1,000	2,050
Balance, end of period	$30,907	$30,135	$33,877	$34,333	$34,415

Allowance for loan losses to loans	0.59%	0.99%	1.13%	1.14%	1.16%
ALL to loans, adjusted for acquisition accounting (Non-GAAP)	1.09%	1.10%	1.25%	1.29%	1.32%
Net charge-offs to total loans	(0.06%)	0.65%	0.30%	0.14%	0.35%
Provision to total loans	0.00%	0.16%	0.24%	0.13%	0.28%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of the quarters ended (dollars in thousands):

	March 31,		December 31,		September 30,		June 30,		March 31,
	2014		2013		2013		2013		2013
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Commercial	$2,162	7.0%	$1,932	6.4%	$2,098	6.2%	$2,087	6.1%	$2,117	6.2%
Real estate	26,519	85.8%	25,242	83.8%	28,334	83.6%	28,849	84.0%	28,926	84.0%
Consumer	2,226	7.2%	2,961	9.8%	3,445	10.2%	3,397	9.9%	3,372	9.8%
Total	$30,907	100.0%	$30,135	100.0%	$33,877	100.0%	$34,333	100.0%	$34,415	100.0%

(1) The percent represents the loan balance divided by total loans.

Deposits

As of March 31, 2014, total deposits were $5.7 billion, an increase of $2.4 billion, or 75.7%, from December 31, 2013, a result of the addition of the deposit accounts acquired through the StellarOne acquisition. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.4 billion accounted for 30.8% of total interest-bearing deposits at March 31, 2014. The Company continues to experience a shift from time deposits into lower cost transaction (demand deposits, NOW, money market, and savings) accounts. This shift is driven by the Company’s focus on acquiring low cost deposits and customer preference for liquidity in a historically low interest rate environment.

The community bank segment may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of March 31, 2014 and 2013, there were $0 and $15.0 million, respectively, purchased and included in certificates of deposit on the Company’s Consolidated Balance Sheet. Maturities of time deposits as of March 31, 2014 are as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total	Percent Of Total Deposits
Maturities of time deposits of $100,000 and over	$88,824	$221,457	$298,472	$608,753	10.71%
Maturities of other time deposits	131,160	309,545	386,883	827,588	14.55%
Total time deposits	$219,984	$531,002	$685,355	$1,436,341	25.26%

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

The FRB and the FDIC have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, principally consisting of common equity, retained earnings, and a limited amount of perpetual preferred stock, less certain intangible items. The table below shows the Company exceeded the definition of “well capitalized” for regulatory purposes.

Prior to the StellarOne acquisition and in connection with two bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. In connection with the StellarOne acquisition, the Company acquired $32.0 million in trust preferred securities issued by StellarOne’s finance subsidiaries. These trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

The following table summarizes the Company’s regulatory capital and related ratios for the periods presented, (dollars in thousands):

	March 31,	December 31,	March 31,
	2014	2013	2013
Tier 1 capital	$737,322	$428,489	$407,704
Tier 2 capital	38,188	36,870	44,259
Total risk-based capital	775,510	465,359	451,963
Risk-weighted assets	5,662,212	3,284,430	3,130,377

Capital ratios:
Tier 1 risk-based capital ratio	13.02%	13.05%	13.02%
Total risk-based capital ratio	13.70%	14.17%	14.44%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.66%	10.70%	10.21%
Common equity to assets	13.47%	10.49%	10.63%
Tangible common equity to tangible assets	9.29%	8.94%	8.97%

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

Had the new minimum capital ratios described above been effective as of March 31, 2014, based on management’s interpretation and understanding of the new rules, the Company would have remained “well capitalized” as of such date.

NON-GAAP MEASURES

In reporting the results of March 31, 2014, the Company has provided supplemental performance measures on an operating or tangible basis. Operating measures exclude acquisition costs unrelated to the Company’s normal operations. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Tangible common equity is used in the calculation of certain capital and per share ratios. The Company believes tangible common equity and the related ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended
	03/31/14	03/31/13
Operating Earnings
Net Income (GAAP)	$7,815	$8,983
Plus: Merger and conversion related expense, after tax	9,016	-
Net operating earnings (loss) (non-GAAP)	$16,831	$8,983

Operating earnings per share - Basic	$0.36	$0.36
Operating earnings per share - Diluted	0.36	0.36

Operating ROA	0.94%	0.90%
Operating ROE	6.84%	8.32%
Operating ROTCE	10.33%	10.03%

Community Bank Segment Operating Earnings
Net Income (GAAP)	$9,195	$8,806
Plus: Merger and conversion related expense, after tax	9,016	-
Net operating earnings (loss) (non-GAAP)	$18,211	$8,806

Operating earnings per share - Basic	$0.39	$0.35
Operating earnings per share - Diluted	0.39	0.35

Operating ROA	1.02%	0.89%
Operating ROE	7.52%	8.33%
Operating ROTCE	11.44%	10.08%

Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$63,758	$37,753
FTE adjustment	1,946	1,258
Net Interest Income (FTE)	$65,704	39,011
Noninterest Income (GAAP)	14,200	9,835
Noninterest Expense (GAAP)	$67,781	$33,501
Merger and conversion related expense	13,168	-
Noninterest Expense (Non-GAAP)	$54,613	$33,501

Operating Efficiency Ratio FTE (non-GAAP)	68.35%	68.58%

Community Bank Segment Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$63,526	$37,188
FTE adjustment	1,947	1,258
Net Interest Income (FTE)	$65,473	38,446
Noninterest Income (GAAP)	12,071	6,146
Noninterest Expense (GAAP)	$63,242	$29,544
Merger and conversion related expense	13,168	-
Noninterest Expense (Non-GAAP)	$50,074	$29,544

Operating Efficiency Ratio FTE (non-GAAP)	64.57%	66.26%

Tangible Common Equity
Ending equity	$982,513	$430,773
Less: Ending goodwill	296,876	59,400
Less: Ending core deposit intangibles	38,935	14,742
Ending tangible common equity	$646,702	$356,631

Average equity	$997,868	$437,981
Less: Average trademark intangible	-	5
Less: Average goodwill	296,876	59,400
Less: Average core deposit intangibles	40,449	15,221
Average tangible common equity	$660,543	$363,355

The allowance for loan losses, adjusted for acquisition accounting (non-GAAP) ratio includes an adjustment for the credit mark on purchased performing loans. The purchased performing loans are reported net of the related credit mark in loans, net of unearned income, on the Company’s Consolidated Balance Sheet; therefore, the credit mark is added back to the balance to represent the total loan portfolio. The adjusted allowance for loan losses, including the credit mark, represents the total reserve on the Company’s loan portfolio. The PCI loans, net of the respective credit mark, are removed from the loans, net of unearned income, as these loans are not covered by the allowance established by the Company unless changes in expected cash flows indicate that one of the PCI loan pools are impaired, at which time an allowance for PCI loans will be established. GAAP requires the acquired allowance for loan losses not be carried over in an acquisition or merger. The Company believes the presentation of the allowance for loan losses, adjusted for acquisition accounting ratio is useful to investors because the acquired loans were purchased at a market discount with no allowance for loan losses carried over to the Company, and the credit mark on the purchased performing loans represents the allowance associated with those purchased loans. The Company believes that this measure is a better reflection of the reserves on the Company’s loan portfolio. The following table shows the allowance for loan losses as a percentage of the total loan portfolio, adjusted for acquisition accounting, (dollars in thousands):

	March 31,	December 31,	March 31,
	2014	2013	2013
Allowance for loan losses	$30,907	$30,135	$34,415
Remaining credit mark on purchased performing loans	25,515	3,341	4,771
Adjusted allowance for loan losses	56,422	33,476	39,186

Loans, net of unearned income	$5,274,198	$3,039,368	$2,973,547
Remaining credit mark on purchased performing loans	25,515	3,341	4,771
Less: PCI loans, net of credit mark	(138,431)	(3,622)	(4,019)
Adjusted loans, net of unearned income	$5,161,282	$3,039,087	$2,974,299

Allowance for loan losses ratio	0.59%	0.99%	1.16%
Allowance for loan losses ratio, adjusted for acquisition accounting	1.09%	1.10%	1.32%

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

The Company determines the overall magnitude of interest sensitivity risk and then formulates policies and practices governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, the states of the national, regional, and local economies, and other financial and business risk factors. The Company uses computer simulation modeling to measure and monitor the effect of various interest rate scenarios and business strategies on net interest income. This modeling reflects interest rate changes and the related impact on net interest income and net income over specified time horizons.

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended March 31, 2014 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+300 basis points	3.01	7,798
+200 basis points	2.08	5,386
+100 basis points	0.72	1,862
Most likely rate scenario	-	-
-100 basis points	(1.03)	(2,665)
-200 basis points	(3.41)	(8,859)
-300 basis points	(4.39)	(11,399)

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended March 31, 2014 (dollars in thousands):

	Change In Economic Value of Equity
	%	$
Change in Yield Curve:
+300 basis points	(4.72)	(63,030)
+200 basis points	(2.48)	(33,128)
+100 basis points	(0.92)	(12,250)
Most likely rate scenario	-	-
-100 basis points	(3.92)	(52,310)
-200 basis points	(9.63)	(128,531)
-300 basis points	(11.58)	(154,548)

The shock down 200 or 300 basis points analysis is not as meaningful since interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points.  While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity in rates down scenarios.

ITEM 4 – CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

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

Litigation Relating to the StellarOne Acquisition

In a press release issued on June 10, 2013, the Company announced the signing of a definitive merger agreement for the acquisition of StellarOne. The Company closed the acquisition of StellarOne on January 1, 2014. On June 14, 2013, in response to the initial announcement of the definitive merger agreement, Jaclyn Crescente, individually and on behalf of all other StellarOne shareholders, filed a class action complaint against StellarOne, its current directors, StellarOne Bank, and the Company, in the U.S. District Court for the Western District of Virginia, Charlottesville Division (the “District Court”) (Case No. 3:13-cv-00021-NKM). The complaint alleges that the StellarOne directors breached their fiduciary duties by approving the merger with the Company and that the Company aided and abetted in such breaches of duty. The complaint seeks, among other things, money damages. StellarOne and the Company believe that the claims are without merit; however, in order to eliminate the expense and uncertainties of further litigation, all the defendants entered into a memorandum of understanding with the plaintiffs in order to settle the litigation prior to the merger. Under the terms of the memorandum of understanding, the plaintiffs agreed to settle the lawsuit and release the defendants from all claims, subject to approval by the District Court. On February 3, 2014, the District Court granted preliminary approval to the memorandum of understanding and to a class action settlement in the case. If the District Court grants final approval, the lawsuit will be dismissed.

ITEM 1A. - RISK FACTORS

There have been no other material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

The following information describes the Company’s stock repurchases during the first quarter ended March 31, 2014:

Period	Total number of shares purchased (1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plan	Approximate value of shares that may yet be purchased under the plan ($)
February 26 - February 28, 2014	206,886	25.01	206,886	59,826,000
March 1 - March 31, 2014	303,629	25.62	303,629	52,047,000
Total	510,515	25.37	510,515	52,047,000

(1)On January 31, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015. The Company intends to continue to repurchase shares under this program.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2014, December 31, 2013 and March 31, 2013, (ii) the Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and March 31, 2013, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation
(Registrant)

Date: May 8, 2014	By:	/s/ G. William Beale
G. William Beale,
President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2014	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

- 70 -