Form 10-Q
period 2014-06-30
Union Bankshares Corp
filed 2014-08-06
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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
                                                                                                                                                      Yes ☐ No ☒

The number of shares of common stock outstanding as of August 1, 2014 was 45,634,905.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$136,799	$66,090
Interest-bearing deposits in other banks	21,769	6,781
Money market investments	1	1
Federal funds sold	311	151
Total cash and cash equivalents	158,880	73,023

Securities available for sale, at fair value	1,094,777	677,348
Restricted stock, at cost	47,204	26,036

Loans held for sale, net	63,622	53,185

Loans, net of unearned income	5,233,069	3,039,368
Less allowance for loan losses	31,379	30,135
Net loans	5,201,690	3,009,233

Bank premises and equipment, net	145,662	82,815
Other real estate owned, net of valuation allowance	38,494	34,116
Core deposit intangibles, net	36,479	11,980
Goodwill	296,876	59,400
Other assets	223,396	149,435
Total assets	$7,307,080	$4,176,571

LIABILITIES
Noninterest-bearing demand deposits	1,198,919	691,674
Interest-bearing deposits	4,535,644	2,545,168
Total deposits	5,734,563	3,236,842

Securities sold under agreements to repurchase	42,276	52,455
Other short-term borrowings	200,000	211,500
Long-term borrowings	298,786	199,359
Other liabilities	54,486	38,176
Total liabilities	6,330,111	3,738,332

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000 and 36,000,000, respectively; issued and outstanding, 45,874,662 shares and 24,976,434 shares, respectively.	60,731	33,020
Surplus	659,179	170,770
Retained earnings	246,178	236,639
Accumulated other comprehensive income (loss)	10,881	(2,190)
Total stockholders' equity	976,969	438,239

Total liabilities and stockholders' equity	$7,307,080	$4,176,571

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$61,386	$38,687	$122,655	$77,912
Interest on federal funds sold	-	-	-	1
Interest on deposits in other banks	9	6	21	11
Interest and dividends on securities:
Taxable	3,860	1,939	7,508	4,008
Nontaxable	3,379	2,054	6,658	4,041
Total interest and dividend income	68,634	42,686	136,842	85,973

Interest expense:
Interest on deposits	2,550	3,701	4,806	7,663
Interest on federal funds purchased	23	21	46	36
Interest on short-term borrowings	146	54	265	108
Interest on long-term borrowings	2,200	1,507	4,252	3,009
Total interest expense	4,919	5,283	9,369	10,816

Net interest income	63,715	37,403	127,473	75,157
Provision for loan losses	1,500	1,000	1,500	3,050
Net interest income after provision for loan losses	62,215	36,403	125,973	72,107

Noninterest income:
Service charges on deposit accounts	4,525	2,346	8,822	4,618
Other service charges, commissions and fees	5,412	3,222	10,083	6,029
Gains on securities transactions, net	426	53	455	42
Gains on sales of mortgage loans, net of commissions	3,030	4,668	5,328	8,520
Losses on sales of bank premises	(71)	(34)	(304)	(330)
Other operating income	3,382	1,044	6,520	2,254
Total noninterest income	16,704	11,299	30,904	21,133

Noninterest expenses:
Salaries and benefits	28,040	17,912	57,666	35,878
Occupancy expenses	5,102	2,764	10,282	5,619
Furniture and equipment expenses	2,637	1,741	5,505	3,585
Communications expense	1,351	675	2,450	1,372
Technology and data processing	2,792	2,021	5,866	3,765
Professional services	1,442	663	2,497	1,387
Marketing and advertising expense	1,692	1,108	2,757	2,160
FDIC assessment premiums and other insurance	1,593	756	2,986	1,546
OREO and credit-related expenses	2,244	984	3,694	1,558
Amortization of intangible assets	2,455	921	5,071	1,990
Acquisition and conversion costs	4,661	919	17,829	919
Other expenses	5,466	3,819	10,653	8,004
Total noninterest expenses	59,475	34,283	127,256	67,783

Income before income taxes	19,444	13,419	29,621	25,457
Income tax expense	4,664	3,956	7,026	7,011
Net income	$14,780	$9,463	$22,595	$18,446
Earnings per common share, basic	$0.32	$0.38	$0.49	$0.74
Earnings per common share, diluted	$0.32	$0.38	$0.48	$0.74

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$14,780	$9,463	$22,595	$18,446
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(778)	658	(203)	756
Reclassification adjustment for losses included in net income (net of tax, $117 and $103 for the three months and $142 and $204 for the six months ended June 30, 2014 and 2013)	217	191	264	379
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period (net of tax, $3,625 and $5,233 for the three months and $7,024 and $6,368 for the six months ended June 30, 2014 and 2013)	6,733	(9,720)	13,046	(11,827)
Reclassification adjustment for (gains) losses included in net income (net of tax, $9 and $19 for the three months and $19 and $15 for the six months ended June 30, 2014 and 2013)	(17)	(34)	(36)	(27)
Other comprehensive income (loss)	6,155	(8,905)	13,071	(10,719)
Comprehensive income	$20,935	$558	$35,666	$7,727

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in thousands, except share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance - December 31, 2012	$33,510	$176,635	$215,634	$10,084	$435,863
Net income - 2013			18,446		18,446
Other comprehensive loss (net of tax, $6,383)				(10,719)	(10,719)
Dividends on Common Stock ($.26 per share)			(6,063)		(6,063)
Stock purchased under stock repurchase plan (500,000 shares)	(664)	(8,835)			(9,499)
Issuance of common stock under Dividend Reinvestment Plan (25,177 shares)	33	421	(454)		-
Issuance of common stock under Equity Compensation Plans (13,365 shares)	17	79			96
Vesting of restricted stock under Equity Compensation Plans (6,177 shares)	8	(8)			-
Net settle for taxes on Restricted Stock Awards (2,563 shares)	(3)	(17)			(20)
Stock-based compensation expense		325			325
Balance - June 30, 2013	$32,901	$168,600	$227,563	$(635)	$428,429

Balance - December 31, 2013	$33,020	$170,770	$236,639	$(2,190)	$438,239
Net income - 2014			22,595		22,595
Other comprehensive income (net of tax, $7,147)				13,071	13,071
Issuance of Common Stock in regard to acquisition (22,147,874 shares)	29,457	520,066			549,523
Dividends on Common Stock ($.28 per share)			(12,503)		(12,503)
Stock purchased under stock repurchase plan (1,342,075 shares)	(1,785)	(32,121)			(33,906)
Issuance of common stock under Dividend Reinvestment Plan (23,187 shares)	31	522	(553)		-
Issuance of common stock under Equity Compensation Plans (60,470 shares)	80	863			943
Vesting of restricted stock under Equity Compensation Plans (8,254 shares)	11	(11)			-
Net settle for taxes on Restricted Stock Awards (62,287 shares)	(83)	(1,464)			(1,547)
Stock-based compensation expense		554			554
Balance - June 30, 2014	$60,731	$659,179	$246,178	$10,881	$976,969

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in thousands)

	2014	2013
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$22,595	$18,446
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of bank premises and equipment	5,470	3,046
Writedown of OREO	1,073	-
Amortization, net	12,201	2,598
Accretion and amortization related to acquisition, net	(4,766)	-
Provision for loan losses	1,500	3,050
Gains on securities transactions, net	(455)	(42)
Decrease in loans held for sale, net	940	58,303
Gains on sales of other real estate owned, net	(30)	(142)
Losses on bank premises, net	304	330
Stock-based compensation expenses	554	325
Net decrease in other assets	12,907	2,151
Net (decrease) increase in other liabilities	(3,399)	2,813
Net cash and cash equivalents provided by operating activities	48,894	90,878
Investing activities:
Purchases of securities available for sale	(291,070)	(106,188)
Proceeds from sales of securities available for sale	259,077	15,585
Proceeds from maturities, calls and paydowns of securities available for sale	68,448	78,050
Net decrease (increase) in loans	41,555	(42,027)
Net increase in bank premises and equipment	(4,879)	(1,812)
Proceeds from sales of other real estate owned	7,713	3,391
Improvements to other real estate owned	(59)	(194)
Cash acquired in bank acquisitions	49,989	-
Net cash and cash equivalents provided by (used in) investing activities	130,774	(53,195)
Financing activities:
Net increase in noninterest-bearing deposits	95,205	22,402
Net (decrease) increase in interest-bearing deposits	(71,978)	(54,206)
Net decrease in short-term borrowings	(70,906)	(2,852)
Net increase in long-term borrowings (1)	881	1,104
Cash dividends paid - common stock	(12,503)	(6,063)
Repurchase of common stock	(33,906)	(9,499)
Issuance of common stock	943	96
Taxes paid related to net share settlement of equity awards	(1,547)	(20)
Net cash and cash equivalents (used in) provided by financing activities	(93,811)	(49,038)
Increase in cash and cash equivalents	85,857	(11,355)
Cash and cash equivalents at beginning of the period	73,023	82,902
Cash and cash equivalents at end of the period	$158,880	$71,547

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$13,788	$11,166
Income taxes	5,800	4,600

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on securities available for sale	$20,015	$(18,237)
Changes in fair value of interest rate swap loss	61	1,135
Transfers from loans to other real estate owned	2,704	4,386
Transfers from bank premises to other real estate owned	6,052	988

Transactions related to bank and branch acquisitions
Assets acquired	2,959,212	-
Liabilities assumed	2,647,165	-

(1) See Note 6 "Borrowings" related to 2014 activity.

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

1.	ACCOUNTING POLICIES

Effective April 25, 2014, the Company changed its corporate name from Union First Market Bankshares Corporation to Union Bankshares Corporation. The name change was approved at the Company’s annual meeting of shareholders held April 22, 2014. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718)”, should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

2.	ACQUISITIONS

On January 1, 2014, the Company completed the acquisition of StellarOne, a bank holding company based in Charlottesville, Virginia, in an all stock transaction. StellarOne’s common shareholders received 0.9739 shares of the Company’s common stock in exchange for each share of StellarOne’s common stock, resulting in the Company issuing 22,147,874 common shares at a fair value of $549.5 million. As a result of the transaction, StellarOne’s former bank subsidiary, StellarOne Bank, became a wholly owned bank subsidiary of the Company. On May 9, 2014, StellarOne Bank was merged with and into Union First Market Bank. As part of the acquisition plan and cost control efforts, the Company decided to consolidate 13 overlapping bank branches into nearby locations during the first six months of 2014.  In all cases, customers can use branches within close proximity or continue to use the Bank’s other delivery channels including online and mobile banking.

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

Statement of Net Assets Acquired (at fair value) and consideration transferred:

Fair value of assets acquired:
Cash and cash equivalents	$49,989
Securities available for sale	460,892
Loans held for sale	11,377
Loans	2,238,981
Bank premises and equipment	69,618
OREO	4,319
Core deposit intangible	29,570
Other assets	94,466
Total assets	$2,959,212

Fair value of liabilities assumed:
Deposits	$2,479,874
Short-term borrowings	49,227
Long-term borrowings	98,697
Other liabilities	19,367
Total liabilities	$2,647,165

Net identifiable assets acquired	$312,047
Preliminary Goodwill (1)	237,476
Net assets acquired	$549,523

Consideration :
Company's common shares issued	22,147,874
Purchase price per share of the Company's common stock (2)	$24.81
Value of Company common stock issued	$549,489
Value of stock options outstanding	34
Fair value of total consideration transferred	$549,523

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

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans

The acquired loans were recorded at fair value at the acquisition date without carryover of StellarOne’s previously established allowance for loan losses. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, purpose, and lien position. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans), updated loan-to-value ratios and past due status. For valuation purposes, these pools were further disaggregated by maturity, pricing characteristics (e.g., fixed-rate, adjustable-rate) and re-payment structure (e.g., interest only, fully amortizing, balloon). If new information is obtained regarding facts and circumstances about expected cash flows that existed as of the acquisition date, management will adjust in accordance with accounting for business combinations.

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, (acquired impaired or PCI) and loans that do not meet this criteria, which are accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, (acquired performing). The fair values of the acquired performing loans were $2.1 billion and the fair values of the acquired impaired loans were $145.5 million. The gross contractually required principal and interest payments receivable for acquired performing loans was $2.5 billion. The best estimate of contractual cash flows not expected to be collected related to the acquired performing loans is $35.4 million.

The following table presents the acquired impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest payments	$214,803
Nonaccretable difference	(34,696)
Cash flows expected to be collected	180,107
Accretable difference	(34,653)
Fair value of loans acquired with a deterioration of credit quality	$145,454

Bank Premises

The fair value of StellarOne’s premises, including land, buildings, and improvements, was determined based upon independent third party appraisals performed by licensed appraisers in the market in which the premises are located. These appraisals were based upon the highest and best use of the underlying asset(s) with final values determined based upon an analysis of the cost, sales comparison, and income capitalization approaches for each property appraised. The Company also engaged independent appraisers to value the leasehold interests. The fair value of the leasehold interest was not material to the consolidated financial statements.

Core Deposit Intangible

The fair value of the core deposit intangible was determined based on a blended market approach and discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through the FHLB. The life of the deposit base and projected deposit attrition rates were determined using StellarOne’s historical deposit data.

Time Deposits

The fair value adjustment of time deposits represents a premium over the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The premium is being accreted into income using the sum-of-years digits method over the weighted average remaining life.

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

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities were established for acquisition accounting fair value adjustments as the future amortization/accretion of these adjustments represent temporary differences between book income and taxable income.

The following table presents certain pro forma information as if StellarOne had been acquired on January 1, 2013. These results combine the historical results of StellarOne in the Company's Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2013. In particular, no adjustments have been made to eliminate the amount of StellarOne’s provision for credit losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2013. The Company expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition which are not reflected in the pro forma amounts below (dollars in thousands):

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013
	(unaudited)	(unaudited)
Total revenues (net interest income plus noninterest income)	$83,116	$164,792
Net income	$19,344	$37,007

Acquisition-related expenses associated with the acquisition of StellarOne were $4.7 million and $17.8 million for the three and six months ended June 30, 2014, and $919,000 for both the three and six months ended June 30, 2013, respectively.  Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, integrating operations, and employee severances, which have been expensed as incurred.

A summary of acquisition-related expenses associated with the StellarOne acquisition included in the Consolidated Statements of Income is as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Salaries and employee benefits	$1,158	$-	$7,988	$-
Professional services	124	900	3,595	900
Other costs of operations	3,379	19	6,246	19
Total	$4,661	$919	$17,829	$919

3.	SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of June 30, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2014
U.S. government and agency securities	$1,466	$1,649	$-	$3,115
Obligations of states and political subdivisions	420,297	14,960	(2,360)	432,897
Corporate and other bonds	79,379	335	(476)	79,238
Mortgage-backed securities	558,424	9,108	(1,331)	566,201
Other securities	13,321	33	(28)	13,326
Total securities	$1,072,887	$26,085	$(4,195)	$1,094,777

December 31, 2013
U.S. government and agency securities	$1,654	$499	$-	$2,153
Obligations of states and political subdivisions	255,335	6,107	(6,612)	254,830
Corporate and other bonds	9,479	115	(160)	9,434
Mortgage-backed securities	405,389	4,954	(2,981)	407,362
Other securities	3,617	26	(74)	3,569
Total securities	$675,474	$11,701	$(9,827)	$677,348

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheet. The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank requires the Bank to maintain stock with a par value equal to 6% of its outstanding capital. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $23.8 million and $6.7 million as of June 30, 2014 and December 31, 2013 and FHLB stock in the amount of $23.4 million and $19.3 million as of June 30, 2014 and December 31, 2013, respectively.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2014
Obligations of states and political subdivisions	$2,193	$(9)	$57,211	$(2,351)	$59,404	$(2,360)
Mortgage-backed securities	95,680	(230)	50,516	(1,101)	146,196	(1,331)
Corporate bonds and other securities	28,852	(197)	4,482	(307)	33,334	(504)
Totals	$126,725	$(436)	$112,209	$(3,759)	$238,934	$(4,195)

December 31, 2013
Obligations of states and political subdivisions	$80,368	$(5,504)	$8,886	$(1,108)	$89,254	$(6,612)
Mortgage-backed securities	168,297	(2,806)	24,254	(175)	192,551	(2,981)
Corporate bonds and other securities	6,804	(80)	1,720	(154)	8,524	(234)
Totals	$255,469	$(8,390)	$34,860	$(1,437)	$290,329	$(9,827)

As of June 30, 2014, there were $112.2 million, or 82 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $3.8 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. As of December 31, 2013, there were $34.9 million, or 23 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.4 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities.

The following table presents the amortized cost and estimated fair value of securities as of June 30, 2014 and December 31, 2013, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$24,572	$24,688	$6,791	$6,796
Due after one year through five years	43,770	44,894	21,666	22,497
Due after five years through ten years	286,198	292,184	116,735	119,269
Due after ten years	718,347	733,011	530,282	528,786
Total securities available for sale	$1,072,887	$1,094,777	$675,474	$677,348

Securities with an amortized cost of $348.8 million and $186.6 million as of June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes.

During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the quarter ended June 30, 2014, and in accordance with the guidance, no OTTI was recognized.

Based on the assessment for the quarter ended September 30, 2011 and in accordance with the guidance, the Company determined that a single issuer trust preferred security incurred credit-related OTTI of $400,000, which was recognized in earnings for the quarter ended September 30, 2011. During the quarter ended June 30, 2014, the trust preferred security was called at a premium.  As a result, the Company recognized a gain on sale of the previously written down security of $400,000.

OTTI recognized for the periods presented is summarized as follow (dollars in thousands):

OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2013	$400
Reductions for securities sold during the period (realized)	(400)
Cumulative credit losses on investment securities, through June 30, 2014	$-

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of unearned income, and consist of the following at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30,	December 31,
	2014	2013
Commercial:
Commercial Construction	$295,503	$213,675
Commercial Real Estate - Owner Occupied	870,742	500,764
Commercial Real Estate - Non-Owner Occupied	1,455,369	755,905
Raw Land and Lots	212,475	187,529
Single Family Investment Real Estate	397,186	237,640
Commercial and Industrial	390,682	215,702
Other Commercial	80,337	52,490
Consumer:
Mortgage	505,004	237,414
Consumer Construction	75,815	48,984
Indirect Auto	185,319	174,843
Indirect Marine	40,189	38,633
HELOCs	498,280	281,579
Credit Card	23,432	23,211
Other Consumer	202,736	70,999
Total	$5,233,069	$3,039,368

The following table shows the aging of the Company’s loan portfolio, by class, at June 30, 2014 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	PCI (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$-	$-	$-	$5,446	$1,065	$288,992	$295,503
Commercial Real Estate - Owner Occupied	1,684	1,436	161	31,619	682	835,160	870,742
Commercial Real Estate - Non-Owner Occupied	1,379	1,160	45	41,412	169	1,411,204	1,455,369
Raw Land and Lots	346	43	44	9,453	5,921	196,668	212,475
Single Family Investment Real Estate	742	343	77	19,661	5,737	370,626	397,186
Commercial and Industrial	661	321	322	4,944	3,794	380,640	390,682
Other Commercial	706	66	-	2,358	121	77,086	80,337
Consumer:
Mortgage	13,837	3,043	3,861	10,974	4,360	468,929	505,004
Consumer Construction	208	-	-	533	-	75,074	75,815
Indirect Auto	1,526	130	312	-	-	183,351	185,319
Indirect Marine	155	-	-	-	327	39,707	40,189
HELOCs	4,293	1,066	1,026	2,847	557	488,491	498,280
Credit Card	180	55	182	-	-	23,015	23,432
Other Consumer	2,424	567	840	1,860	366	196,679	202,736
Total	$28,141	$8,230	$6,870	$131,107	$23,099	$5,035,622	$5,233,069

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2013 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	PCI (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$-	$-	$-	$-	$1,596	$212,079	$213,675
Commercial Real Estate - Owner Occupied	514	-	258	-	2,037	497,955	500,764
Commercial Real Estate - Non-Owner Occupied	185	42	1,996	-	175	753,507	755,905
Raw Land and Lots	922	545	-	2,457	2,560	181,045	187,529
Single Family Investment Real Estate	1,783	277	563	275	1,689	233,053	237,640
Commercial and Industrial	348	152	220	-	3,848	211,134	215,702
Other Commercial	87	1	50	-	126	52,226	52,490
Consumer:
Mortgage	6,779	1,399	1,141	-	2,446	225,649	237,414
Consumer Construction	-	-	208	-	-	48,776	48,984
Indirect Auto	2,237	252	349	7	-	171,998	174,843
Indirect Marine	459	-	-	-	288	37,886	38,633
HELOCs	2,124	422	1,190	787	43	277,013	281,579
Credit Card	105	133	281	-	-	22,692	23,211
Other Consumer	888	124	490	96	227	69,174	70,999
Total	$16,431	$3,347	$6,746	$3,622	$15,035	$2,994,187	$3,039,368

Nonaccrual loans totaled $23.1 million and $15.0 million at June 30, 2014 and December 31, 2013, respectively. There were no nonaccrual loans excluded from impaired loan disclosure in 2014 or 2013. Loans past due 90 days or more and accruing interest totaled $6.9 million and $6.7 million at June 30, 2014 and December 31, 2013, respectively.

The following table shows the PCI commercial and consumer loan portfolios, by class and their delinquency status, at June 30, 2014 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Construction	$72	$692	$4,682	$5,446
Commercial Real Estate - Owner Occupied	1,694	984	28,941	31,619
Commercial Real Estate - Non-Owner Occupied	4,079	2,404	34,929	41,412
Raw Land and Lots	478	158	8,817	9,453
Single Family Investment Real Estate	968	1,537	17,156	19,661
Commercial and Industrial	418	373	4,153	4,944
Other Commercial	434	772	1,152	2,358
Consumer:
Mortgage	3,475	4,061	3,438	10,974
Consumer Construction	-	533	-	533
HELOCs	285	767	1,795	2,847
Other Consumer	68	304	1,488	1,860
Total	$11,971	$12,585	$106,551	$131,107

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

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans related to the StellarOne acquisition, by class at June 30, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$5,777	$5,893	$-	$6,106	$117
Commercial Real Estate - Owner Occupied	3,844	3,867	-	3,877	99
Commercial Real Estate - Non-Owner Occupied	21,230	21,325	-	21,586	483
Raw Land and Lots	48,231	50,969	-	59,498	1,307
Single Family Investment Real Estate	3,198	3,614	-	3,634	74
Commercial and Industrial	3,817	6,843	-	6,923	17
Other Commercial	711	796	-	808	20
Consumer:
Mortgage	4,213	4,293	-	4,305	13
Indirect Auto	-	13	-	15	-
HELOCs	1,287	1,928	-	1,898	4
Other Consumer	101	224	-	222	-
Total impaired loans without a specific allowance	$92,409	$99,765	$-	$108,872	$2,134

Loans with a specific allowance
Commercial:
Commercial Construction	$679	$679	$91	$677	$8
Commercial Real Estate - Owner Occupied	3,240	3,691	281	3,723	74
Commercial Real Estate - Non-Owner Occupied	336	336	33	343	12
Raw Land and Lots	5,209	5,252	290	5,304	60
Single Family Investment Real Estate	7,830	8,076	1,023	8,115	86
Commercial and Industrial	2,798	3,077	393	3,186	48
Other Commercial	66	81	6	83	-
Consumer:
Mortgage	2,444	2,470	199	2,485	30
Indirect Marine	526	730	88	733	8
HELOCs	100	100	10	100	-
Other Consumer	276	276	102	279	5
Total impaired loans with a specific allowance	$23,504	$24,768	$2,516	$25,028	$331
Total impaired loans	$115,913	$124,533	$2,516	$133,900	$2,465

The following table shows the Company’s impaired loans, by class, at December 31, 2013 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$10,520	$10,523	$-	$9,073	$282
Commercial Real Estate - Owner Occupied	4,281	4,648	-	4,845	206
Commercial Real Estate - Non-Owner Occupied	15,012	15,100	-	15,288	572
Raw Land and Lots	52,259	52,551	-	61,606	2,024
Single Family Investment Real Estate	5,520	6,021	-	6,396	261
Commercial and Industrial	4,035	6,835	-	7,083	195
Other Commercial	55	134	-	134	-
Consumer:
Mortgage	1,361	1,361	-	1,374	60
Indirect Auto	11	19	-	26	-
Indirect Marine	495	874	-	887	42
HELOCs	1,604	1,755	-	1,921	11
Other Consumer	162	211	-	214	-
Total impaired loans without a specific allowance	$95,315	$100,032	$-	$108,847	$3,653

Loans with a specific allowance
Commercial:
Commercial Construction	$357	$692	$135	$1,136	$9
Commercial Real Estate - Owner Occupied	3,797	3,937	284	4,000	181
Commercial Real Estate - Non-Owner Occupied	549	597	76	616	40
Raw Land and Lots	1,875	1,905	83	1,985	101
Single Family Investment Real Estate	3,389	3,676	335	3,894	114
Commercial and Industrial	2,722	3,086	204	3,214	84
Other Commercial	255	269	35	254	6
Consumer:
Mortgage	4,041	4,147	660	4,183	123
Other Consumer	321	343	151	350	10
Total impaired loans with a specific allowance	$17,306	$18,652	$1,963	$19,632	$668
Total impaired loans	$112,621	$118,684	$1,963	$128,479	$4,321

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. TDRs totaled $34.2 million and $41.8 million as of June 30, 2014 and December 31, 2013, respectively. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology. For the quarter ended June 30, 2014, the recorded investment in restructured loans prior to modifications was not materially impacted by the modification.

The following table provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014			December 31, 2013
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	2	$1,357	$686	1	$684	$-
Commercial Real Estate - Owner Occupied	4	1,467	-	4	2,278	-
Commercial Real Estate - Non-Owner Occupied	4	3,125	112	6	3,771	-
Raw Land and Lots	13	20,026	5,721	15	20,741	-
Single Family Investment Real Estate	8	1,902	-	13	3,497	-
Commercial and Industrial	7	751	-	7	1,125	-
Other Commercial	1	221	-	-	-	-
Consumer:
Mortgage	8	1,609	-	10	2,318	-
Other Consumer	3	103	-	3	106	-
Total performing	50	$30,561	$6,519	59	$34,520	$-

Nonperforming
Commercial:
Commercial Construction	2	$518	$-	3	$947	$-
Commercial Real Estate - Owner Occupied	2	161	-	3	283	-
Raw Land and Lots	1	937	-	2	3,973	-
Single Family Investment Real Estate	-	-	-	1	50	-
Commercial and Industrial	8	1,085	-	8	1,195	-
Other Commercial	1	66	-	-	-	-
Consumer:
Mortgage	2	783	-	2	794	-
Other Consumer	1	60	-	1	62	-
Total nonperforming	17	$3,610	$-	20	$7,304	$-

Total performing and nonperforming	67	$34,171	$6,519	79	$41,824	$-

The Company considers a default of a restructured loan to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three and six months ended June 30, 2014, the Company identified one loan, totaling approximately $24,000, that went into default that had been restructured in the twelve-month period prior to the time of default. This loan was a mortgage loan which had a term modification at a market rate. During the three and six months ended June 30, 2013, the Company identified one loan, totaling approximately $43,000, that went into default that had been restructured in the twelve-month period prior to the time of default. This loan was a raw land and lot loan which was modified to an interest only loan with a market rate of interest.

The following table shows, by class and modification type, TDRs that occurred during the three and six months ended June 30, 2014 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2014		June 30, 2014
	No. of Loans	Recorded investment at period end	No. of Loans	Recorded investment at period end
Term modification, at a market rate
Commercial:
Single Family Investment Real Estate	-	$-	1	$111
Commercial and Industrial	1	35	1	35
Other Commercial	-	-	2	287
Total loan term extended at a market rate	1	$35	4	$433

Total	1	$35	4	$433

The following table shows, by class and modification type, TDRs that occurred during the three and six months ended June 30, 2013 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2013		June 30, 2013
	No. of Loans	Recorded investment at period end	No. of Loans	Recorded investment at period end
Modified to interest only, at a market rate
Commercial:
Raw Land and Lots	1	$43	1	$43
Single Family Investment Real Estate	-	-	1	210
Consumer:
Mortgage	-	-	1	603
Total interest only at market rate of interest	1	$43	3	$856

Term modification, at a market rate
Commercial:
Commercial Construction	2	$704	2	$704
Commercial Real Estate - Owner Occupied	1	933	1	933
Commercial Real Estate - Non-Owner Occupied	1	753	1	753
Raw Land and Lots	3	386	3	386
Single Family Investment Real Estate	5	1,326	6	1,953
Commercial and Industrial	4	1,125	5	1,180
Consumer:
Mortgage	1	525	2	690
Total loan term extended at a market rate	17	$5,752	20	$6,599

Term modification, below market rate
Commercial:
Commercial Real Estate - Owner Occupied	-	$-	1	$206
Commercial and Industrial	-	-	1	9
Consumer:
Mortgage	1	155	1	155
Total loan term extended at a below market rate	1	$155	3	$370
Total	19	$5,950	26	$7,825

The following table shows the allowance for loan loss activity, balances for allowance for credit losses, and loans based on impairment methodology by portfolio segment for the six months ended June 30, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$19,856	$10,227	$52	$30,135
Recoveries credited to allowance	1,599	572	-	2,171
Loans charged off	(1,068)	(1,359)	-	(2,427)
Provision charged to operations	294	1,296	(90)	1,500
Balance, end of period	$20,681	$10,736	$(38)	$31,379

Ending Balance, ALL:
Loans individually evaluated for impairment	$2,117	$399	$-	$2,516
Loans collectively evaluated for impairment	18,564	10,337	(38)	28,863
Loans acquired with deteriorated credit quality	-	-	-	-
Total	$20,681	$10,736	$(38)	$31,379

Ending Balance, Loans:
Loans individually evaluated for impairment	$104,620	$8,047	$-	$112,667
Loans collectively evaluated for impairment	3,482,781	1,506,514	-	4,989,295
Loans acquired with deteriorated credit quality	114,893	16,214	-	131,107
Total	$3,702,294	$1,530,775	$-	$5,233,069

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

The following table shows the allowance for loan loss activity, balances for allowance for credit losses, and loans based on impairment methodology by portfolio segment for the six months ended June 30, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$24,821	$10,107	$(12)	$34,916
Recoveries credited to allowance	944	611	-	1,555
Loans charged off	(2,970)	(2,218)	-	(5,188)
Provision charged to operations	1,713	1,303	34	3,050
Balance, end of period	$24,508	$9,803	$22	$34,333

Ending Balance, ALL:
Loans individually evaluated for impairment	$6,075	$1,502	$-	$7,577
Loans collectively evaluated for impairment	18,426	8,301	22	26,749
Loans acquired with deteriorated credit quality	7	-	-	7
Total	$24,508	$9,803	$22	$34,333

Ending Balance, Loans:
Loans individually evaluated for impairment	$120,659	$9,140	$-	$129,799
Loans collectively evaluated for impairment	2,007,816	859,267	-	2,867,083
Loans acquired with deteriorated credit quality	3,039	934	-	3,973
Total	$2,131,514	$869,341	$-	$3,000,855

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

The following table shows all loans, excluding PCI loans, in the commercial portfolios by class with their related risk rating current as of June 30, 2014 (dollars in thousands):

	1-3	4	5	6	7	8	Total
Commercial Construction	$17,940	$243,431	$11,967	$13,592	$3,127	$-	$290,057
Commercial Real Estate - Owner Occupied	166,893	633,295	13,738	19,447	5,750	-	839,123
Commercial Real Estate - Non-Owner Occupied	283,010	1,058,033	30,891	21,288	20,735	-	1,413,957
Raw Land and Lots	11,191	116,476	21,565	6,394	47,396	-	203,022
Single Family Investment Real Estate	49,224	299,884	9,794	8,671	9,952	-	377,525
Commercial and Industrial	126,221	239,941	7,368	5,960	6,248	-	385,738
Other Commercial	31,599	36,203	6,845	2,556	776	-	77,979
Total	$686,078	$2,627,263	$102,168	$77,908	$93,984	$-	$3,587,401

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

The following table shows only PCI loans in the commercial portfolios by class with their related risk rating and credit quality indicator information current as of June 30, 2014 (dollars in thousands):

	4	5	6	7	8	Total
Commercial Construction	$-	$-	$3,927	$1,052	$467	$5,446
Commercial Real Estate - Owner Occupied	538	3,507	9,459	18,115	-	31,619
Commercial Real Estate - Non-Owner Occupied	695	1,125	15,236	24,356	-	41,412
Raw Land and Lots	1,435	2,156	2,092	3,770	-	9,453
Single Family Investment Real Estate	1,671	1,277	7,121	9,592	-	19,661
Commercial and Industrial	495	-	1,296	3,051	102	4,944
Other Commercial	-	-	368	1,990	-	2,358
Total	$4,834	$8,065	$39,499	$61,926	$569	$114,893

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

The following shows changes in the Company’s PCI loan portfolio and accretable yield for loans accounted for under ASC 310-30 for the periods presented (dollars in thousands):

	For the Six Months Ended		For the Six Months Ended
	June 30, 2014		June 30, 2013
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$2,980	$3,622	$3,147	$4,565
Additions	34,653	145,454	-	-
Accretion	(3,677)	-	-	-
Charge-offs	-	-	(54)	(96)
Transfers to OREO	-	(294)	-	(201)
Payments received, net	-	(17,675)	-	(295)
Other, net	(1,365)	-	-	-
Balance at end of period	$32,591	$131,107	$3,093	$3,973

Loans in the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, totaled $2.2 billion at June 30, 2014 and $377.8 million at December 31, 2013; the remaining discount on these loans totaled $25.7 million and $3.3 million, respectively.

5.	INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits and goodwill arising from previous acquisitions. The Company has determined that core deposit intangibles have a finite life and amortizes them over their estimated useful life. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years, using an accelerated method. On January 1, 2014, the Company completed the acquisition of StellarOne and acquired intangible assets of $29.6 million and recorded $237.5 million of goodwill. See Note 2 “Acquisitions” in the “Notes to Consolidated Financial Statements” for additional information.

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the second quarter of 2014 and determined that there was no impairment to its goodwill or intangible assets.

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2014
Amortizable core deposit intangibles	$76,185	$39,706	$36,479

December 31, 2013
Amortizable core deposit intangibles	$46,615	$34,635	$11,980

June 30, 2013
Amortizable core deposit intangibles	$46,615	$32,794	$13,821

Amortization expense of core deposit intangibles for the three and six months ended June 30, 2014 totaled $2.5 million and $5.1 million, respectively, for the three and six months ended June 30, 2013 totaled and $921,000 and $2.0 million, respectively, and for the year ended December 31, 2013 was $3.8 million. As of June 30, 2014, the estimated remaining amortization expense of core deposit intangibles is as follows (dollars in thousands):

For the remaining six months of 2014	$4,725
For the year ending December 31, 2015	8,444
For the year ending December 31, 2016	6,932
For the year ending December 31, 2017	5,589
For the year ending December 31, 2018	4,144
For the year ending December 31, 2019	3,093
Thereafter	3,552
Total estimated amortization expense	$36,479

6.	BORROWINGS

Short-term Borrowings

Total short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Also included in total short-term borrowings are federal funds purchased, which are overnight borrowings from other financial institutions, and short-term FHLB advances. Total short-term borrowings consist of the following as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30,	December 31,
	2014	2013
Securities sold under agreements to repurchase	$42,276	$52,455
Other short-term borrowings	200,000	211,500
Total short-term borrowings	$242,276	$263,955

Maximum month-end outstanding balance	$274,281	$263,955
Average outstanding balance during the period	263,282	119,433
Average interest rate during the period	0.24%	0.30%
Average interest rate at end of period	0.34%	0.30%

Other short-term borrowings:
Federal funds purchased	$35,000	$31,500
FHLB	$165,000	$180,000

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $90.0 million and $93.5 million at June 30, 2014 and December 31, 2013, respectively. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Bank had a collateral dependent line of credit with the FHLB of up to $1.5 billion and $805.2 million at June 30, 2014 and December 31, 2013, respectively.

Long-term Borrowings

In connection with certain bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. In connection with the acquisition of StellarOne, the Company acquired trust preferred capital notes totaling $32.0 million with a remaining fair value discount of $7.3 million at June 30, 2014. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

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

(1) reported as 'Other Assets' within the Consolidated Balance Sheets

As part of a prior acquisition, the Company assumed subordinated debt with terms of LIBOR plus 1.45% and a maturity date of April 2016. At June 30, 2014, the carrying value of the subordinated debt was $17.5 million, with a remaining fair value discount of $897,000.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s Consolidated Balance Sheet. In accordance with ASC 470-50, Modifications and Extinguishments, the Company will amortize this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings in the Company’s Consolidated Income Statement. Amortization expense for the three and six months ended June 30, 2014 and 2013 was $444,000 and $881,000 and $433,000 and $859,000, respectively.

In connection with the StellarOne acquisition, the Company assumed $70.0 million in long-term borrowings with the FHLB with a remaining fair value premium of $2.6 million at June 30, 2014. As of June 30, 2014, the advances from the FHLB consisted of the following (dollars in thousands):

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
				$140,000

The carrying value of the loans and securities pledged as collateral for FHLB advances totaled $1.5 billion and $1.1 billion as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Debt	FHLB Advances	Fair Value Premium (Discount)	Prepayment Penalty	Total Long-term Borrowings
Remaining six months in 2014	$-	$-	$-	$150	$(907)	$(757)
2015	-	-	10,000	175	(1,831)	8,344
2016	-	17,500	40,000	271	(1,882)	55,889
2017	-	-	10,000	170	(1,923)	8,247
2018	-	-	10,000	(143)	(1,969)	7,888
2019	-	-	-	(286)	(2,018)	(2,304)
Thereafter	93,301	-	140,000	(5,923)	(5,899)	221,479
Total long-term borrowings	$93,301	$17,500	$210,000	$(5,586)	$(16,429)	$298,786

7.	COMMITMENTS AND CONTINGENCIES

Litigation Matters

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business, the financial condition, or results of operations of the Company.

Litigation Relating to the StellarOne Acquisition

In a press release issued on June 10, 2013, the Company announced the signing of a definitive merger agreement for the acquisition of StellarOne. The Company closed the acquisition of StellarOne on January 1, 2014. On June 14, 2013, in response to the initial announcement of the definitive merger agreement, Jaclyn Crescente, individually and on behalf of all other StellarOne shareholders, filed a class action complaint against StellarOne, its current directors, StellarOne Bank, and the Company, in the U.S. District Court for the Western District of Virginia, Charlottesville Division (the “District Court”) (Case No. 3:13-cv-00021-NKM). The complaint alleged that the StellarOne directors breached their fiduciary duties by approving the merger with the Company and that the Company aided and abetted in such breaches of duty. The complaint sought, among other things, money damages. StellarOne and the Company believe that the claims were without merit; however, in order to eliminate the expense and uncertainties of further litigation, all the defendants entered into a memorandum of understanding with the plaintiffs in order to settle the litigation prior to the merger. Under the terms of the memorandum of understanding, the plaintiffs agreed to settle the lawsuit and release the defendants from all claims, subject to approval by the District Court. On May 19, 2014, the District Court approved the memorandum of understanding and the class action settlement in the case.

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

UMG, a wholly owned subsidiary of the Bank, uses rate lock commitments during the origination process and for loans held for sale. These commitments to sell loans are designed to mitigate UMG’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale. The Company held approximately $3.3 million and $2.0 million in loans available for sale in which the related rate lock commitment had expired as of June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, the reserves associated with these loans held for sale were $104,000 and $94,000, respectively, and are reflected on the balance sheet of the mortgage segment.

The following table presents the balances of commitments and contingencies (dollars in thousands):

	June 30,	December 31,
	2014	2013
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$1,376,268	$891,680
Standby letters of credit	128,030	48,107
Mortgage loan rate lock commitments	71,587	54,834
Total commitments with off-balance sheet risk	$1,575,885	$994,621
Commitments with balance sheet risk:
Loans held for sale	$63,622	$53,185
Total other commitments	$1,639,507	$1,047,806

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended June 30, 2014 and December 31, 2013, the aggregate amount of daily average required reserves was approximately $47.4 million and $16.0 million, respectively.

The Company has approximately $12.3 million in deposits in other financial institutions, of which $5.7 million serves as collateral for the trust swaps discussed in Note 8 “Derivatives” in the “Notes to Consolidated Financial Statements.” The Company had approximately $5.5 million in deposits in other financial institutions that were uninsured at June 30, 2014. On an annual basis, the Company’s management evaluates the loss risk of its uninsured deposits in financial counter-parties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 8 “Derivatives” in the “Notes to Consolidated Financial Statements” for additional information.

As disclosed in the Company’s Form 10-Q as of September 30, 2013, UMG has identified errors with respect to disclosures made to certain customers during the period from November 2011 through August 2013 in connection with certain loans originated under insured loan programs administered by the United States Department of Agriculture and Federal Housing Administration.  These disclosure errors understated to the borrowers the amount of mortgage insurance premiums that were required to be assessed over the life of the loans under guidelines enacted by these loan programs.  The Company has taken remedial action with respect to the affected borrowers to address the disclosure errors. Virtually all of these loans were sold to third parties prior to the identification of the errors.  At December 31, 2013, the Company accrued $966,000 for estimated claims related to the errors. In the ordinary course of business, the Company records an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates; as of June 30, 2014 and December 31, 2013, the Company’s indemnification reserve was $1.2 million and $627,000, respectively.

8.	DERIVATIVES

The Company has three interest rate swap agreements (the “trust swaps”) as part of the management of interest rate risk related to the trust preferred capital notes further described in Note 6 "Borrowings" in the “Notes to Consolidated Financial Statements”. The Company designated the trust swaps as a cash flow hedge intended to protect against the variability of cash flows associated with the aforementioned preferred capital securities. The trust swaps hedge the interest rate risk, wherein the Company receives interest of LIBOR from a counterparty and pays a weighted average fixed rate of 2.77% to the same counterparty calculated on a notional amount of $68.0 million. The terms of the trust swaps range from three to six years.

During the third quarter of 2013, the Company entered into eight interest rate swap agreements (the “prime loan swaps”) as part of the management of interest rate risk. The Company designated the prime loan swaps as cash flow hedges intended to protect the Company against the variability in the expected future cash flows on the designated variable rate loan products. During the first quarter of 2014, the Company discontinued four of the prime loan swaps with a total notional amount of $45.0 million, which were in place at December 31, 2013. The unrealized gain reclassified to earnings related to these four prime loan swaps were not material to the Company’s consolidated financial statements. The remaining four prime loan swaps hedge the underlying cash flows, wherein the Company receives a fixed interest rate ranging from 4.71% to 5.20% from the counterparty and pays interest based on the Wall Street Journal prime index, with a spread of up to 1.00%, to the same counterparty calculated on a notional amount of $55.0 million. One of the four prime loan swaps contains a floor rate of 4.00%. The terms of the four prime loan swaps is six years with a fixed rate that started September 17, 2013.

During the second quarter of 2014, the Company entered into two swaps (“FHLB advance swaps”) with a total notional amount of $120.0 million. The Company designated the FHLB advance swaps as a cash flow hedge intended to protect against the variability in the expected future cash flows on the designated variable rate FHLB borrowings. The FHLB advance swaps hedge the interest rate risk, wherein the Company will receive an interest rate based on the three month LIBOR from the counterparty and pays interest of 3.46% to the same counterparty calculated on the notional amount. The swaps are deferred starting swaps with terms of six years and five years and effective dates of February 23, 2017 and February 23, 2018, respectively.

All swaps were entered into with counterparties that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. As of June 30, 2014, the Company had $5.7 million of cash pledged as collateral for the trust swaps and securities with a market value of $5.2 million pledged as collateral for the prime loan swaps and FHLB advance swaps.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815, Derivatives and Hedging, the Company has designated the trust swaps, prime loan swaps, and FHLB advance swaps as cash flow hedges, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in “Other expense” in the Consolidated Statements of Income. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedges are deemed to be effective. At June 30, 2014, the fair value of the Company’s cash flow hedges was an unrealized loss of $4.7 million, the amount the Company would have expected to pay if the contract was terminated. The below liability is recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

Shown below is a summary of the derivatives designated as cash flow hedges at June 30, 2014 and December 31, 2013 (dollars in thousands):

		Notional			Receive		Pay		Life
	Positions	Amount	Asset	Liability	Rate		Rate		(Years)
As of June 30, 2014
Pay fixed - receive floating interest rate swaps	5	$188,000	$-	$5,102	0.23	%(1)	2.77	%(1)	2.23	(1)

Receive fixed - pay floating interest rate swaps	4	$55,000	$420	$-	4.93%		3.55%		5.22

(1) Due to their deferred nature, the rates and the life exclude the two FHLB advance swaps entered into in the 2nd quarter of 2014.

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2013
Pay fixed - receive floating interest rate swaps	1	$36,000	$-	$3,046	0.25%	3.51%	3.46

Receive fixed - pay floating interest rate swaps	8	$100,000	$-	$516	5.17%	3.89%	5.72

During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” in the Consolidated Balance Sheet. As of June 30, 2014, the Company had securities with a market value of $1.8 million pledged as collateral for the loan swaps. Shown below is a summary regarding loan swap derivative activities at June 30, 2014 and December 31, 2013 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of June 30, 2014
Receive fixed - pay floating interest rate swaps	31	$111,106	$1,279	$-	4.30%	2.57%	7.53
Pay fixed - receive floating interest rate swaps	31	$111,106	$-	$1,279	2.57%	4.30%	7.53

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2013
Receive fixed - pay floating interest rate swaps	1	$718	$33	$-	4.58%	2.92%	8.59
Pay fixed - receive floating interest rate swaps	1	$718	$-	$33	2.92%	4.58%	8.59

In the ordinary course of business, the Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  The period of time between issuance of a loan commitment, closing, and sale of the loan generally ranges from 30 to 120 days.  The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  The correlation between the rate lock commitments and the best efforts contracts is high due to their similarity.

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

During the first quarter of 2014, and in connection with the acquisition of StellarOne, the Company began recording the rate lock commitments derivative on its balance sheet at fair value.  Because the amounts associated with the rate lock commitments were determined to be immaterial, the Company did not record the value of the rate locks in any period prior to January 1, 2014.  While the rate lock commitment derivative is still considered immaterial to the consolidated financial statements, the Company began recording this asset on its Consolidated Balance Sheet within “Loans held for sale, net” post-acquisition when integrating the acquired mortgage operations of StellarOne.  The Company’s derivative related to rate lock commitments had a notional amount of $71.6 million at June 30, 2014 with a fair value of $731,000.  This derivative instrument does not qualify for hedge accounting; as a result, changes in fair value are recognized in current period earnings as a component of “Gain on sale of mortgage loans, net of commissions.”

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedge	Total
Balance - March 31, 2014	$7,486	$(2,760)	$4,726

Other comprehensive income (loss)	6,733	(778)	5,955
Amounts reclassified from accumulated other comprehensive income	(17)	217	200
Net current period other comprehensive income (loss)	6,716	(561)	6,155

Balance - June 30, 2014	$14,202	$(3,321)	$10,881

	Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Total
Balance - December 31, 2013	$1,192	$(3,382)	$(2,190)

Other comprehensive income	13,046	(203)	12,843
Amounts reclassified from accumulated other comprehensive income	(36)	264	228
Net current period other comprehensive income	13,010	61	13,071

Balance - June 30, 2014	$14,202	$(3,321)	$10,881

The change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedge	Total
Balance - March 31, 2013	$12,473	$(4,203)	$8,270

Other comprehensive income (loss)	(9,720)	658	(9,062)
Amounts reclassified from accumulated other comprehensive income	(34)	191	157
Net current period other comprehensive income (loss)	(9,754)	849	(8,905)

Balance - June 30, 2013	$2,719	$(3,354)	$(635)

	Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Total
Balance - December 31, 2012	$14,573	$(4,489)	$10,084

Other comprehensive income (loss)	(11,827)	756	(11,071)
Amounts reclassified from accumulated other comprehensive income	(27)	379	352
Net current period other comprehensive income (loss)	(11,854)	1,135	(10,719)

Balance - June 30, 2013	$2,719	$(3,354)	$(635)

Reclassifications of unrealized gains (losses) on available for sale securities are reported in the Consolidated Income Statement as "Gains on securities transactions, net" with the corresponding income tax effect being reflected as a component of income tax expense. Excluding OTTI recovery of $400,000 in the second quarter of 2014, the Company reported gains of $26,000 and $55,000 for the three and six months ended June 30, 2014, respectively, and gains of $53,000 and $42,000 for the three and six months ended June, 30, 2013, respectively, related to gains/losses on the sale of securities. The tax effect of these transactions during the three and six months ended June 30, 2014 and 2013 were $9,000 and $19,000 and $19,000 and $15,000, respectively, which were included as a component of income tax expense.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense in the Consolidated Income Statement with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $334,000 and $406,000 and $294,000 and $583,000 for the three and six months ended June 30, 2014 and 2013, respectively. The tax effect of these transactions during the three and six months ended June 30, 2014 and 2013 were $117,000 and $142,000 and $103,000 and $204,000, respectively, which were included as a component of income tax expense.

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

Derivative instruments

As discussed in Note 8 “Derivatives” in the “Notes to Consolidated Financial Statements,” the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale that are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. However, this value is adjusted by a pull-through rate which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. The Company used a weighted average pull-through rate of approximately 90%. As of June 30, 2014, this derivative is recorded as a component of “Loans held for sale, net” on the Consolidated Balance Sheet

Securities available for sale

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

The Company uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2014 and December 31, 2013.

The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 (dollars in thousands):

	Fair Value Measurements at June 30, 2014 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap	$-	$1,279	$-	$1,279
Cash flow hedges	-	420	-	420
Interest rate lock commitments	-	-	731	731
Securities available for sale:
U.S. government and agency securities	-	3,115	-	3,115
Obligations of states and political subdivisions	-	432,897	-	432,897
Corporate and other bonds	-	79,238	-	79,238
Mortgage-backed securities	-	566,201	-	566,201
Other securities	-	13,326	-	13,326

LIABILITIES
Interest rate swap	$-	$1,279	$-	$1,279
Cash flow hedges	-	5,102	-	5,102

	Fair Value Measurements at December 31, 2013 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap	$-	$33	$-	$33
Securities available for sale:
U.S. government and agency securities	-	2,153	-	2,153
Obligations of states and political subdivisions	-	254,830	-	254,830
Corporate and other bonds	-	9,434	-	9,434
Mortgage-backed securities	-	407,362	-	407,362
Other securities	-	3,569	-	3,569

LIABILITIES
Interest rate swap	$-	$33	$-	$33
Cash flow hedges	-	3,562	-	3,562

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. Nonrecurring fair value adjustments for the three and six months ended June 30, 2014 totaled $42,000 and $86,000, respectively, and for both the three and six months ended June 30, 2013 was $186,000. Gains and losses on the sale of loans are recorded within the mortgage segment and are reported on a separate line item in the Consolidated Statements of Income.

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

Other real estate owned

Fair values of OREO are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. Total valuation expenses related to OREO properties for the three and six months ended June 30, 2014 totaled $817,000 and $1.1 million, respectively, and for both the three and six months ended June 30, 2013 was $0.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013 (dollars in thousands):

	Fair Value Measurements at June 30, 2014 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$62,891	$-	$62,891
Impaired loans	-	-	13,690	13,690
Other real estate owned	-	-	38,494	38,494

	Fair Value Measurements at December 31, 2013 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$53,185	$-	$53,185
Impaired loans	-	-	7,985	7,985
Other real estate owned	-	-	34,116	34,116

The following table displays quantitative information about Level 3 Fair Value Measurements at June 30, 2014 (dollars in thousands):

	Fair Value Measurements at June 30, 2014
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
ASSETS
Commercial Construction	$447	Market comparables	Discount applied to market comparables (1)	75%
Commercial Real Estate - Owner Occupied	1,786	Market comparables	Discount applied to market comparables (1)	8%
Raw Land and Lots	3,942	Market comparables	Discount applied to market comparables (1)	22%
Single Family Investment Real Estate	5,360	Market comparables	Discount applied to market comparables (1)	19%
Commercial and Industrial	1,073	Market comparables	Discount applied to market comparables (1)	31%
Other (2)	1,082	Market comparables	Discount applied to market comparables (1)	10%
Total Impaired Loans	13,690

Other real estate owned	38,494	Market comparables	Discount applied to market comparables (1)	30%
Total	$52,184

(1) A discount percentage (in addition to expected selling costs) is applied based on age of independent appraisals, current market conditions, and experience within the local market.

(2) The "Other" category of the impaired loans section from the table above consists of Other Commercial, Mortgage, Indirect Marine, HELOCs, and Other Consumer.

The following table displays quantitative information about Level 3 Fair Value Measurements at December 31, 2013 (dollars in thousands):

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2014 and December 31, 2013, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2014 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$158,880	$158,880	$-	$-	$158,880
Securities available for sale	1,094,777	-	1,094,777	-	1,094,777
Restricted stock	47,204	-	47,204	-	47,204
Interest rate lock commitments	731	-	-	731	731
Loans held for sale	62,891	-	62,891	-	62,891
Net loans	5,201,690	-	-	5,227,335	5,227,335
Interest rate swap	1,279	-	1,279	-	1,279
Cash flow hedges	420	-	420	-	420
Accrued interest receivable	22,179	-	22,179	-	22,179

LIABILITIES
Deposits	$5,734,563	$-	$5,737,808	$-	$5,737,808
Borrowings	541,062	-	522,106	-	522,106
Accrued interest payable	2,013	-	2,013	-	2,013
Interest rate swap	1,279	-	1,279	-	1,279
Cash flow hedges	5,102	-	5,102	-	5,102

		Fair Value Measurements at December 31, 2013 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$73,023	$73,023	$-	$-	$73,023
Securities available for sale	677,348	-	677,348	-	677,348
Restricted stock	26,036	-	26,036	-	26,036
Loans held for sale	53,185	-	53,185	-	53,185
Net loans	3,009,233	-	-	3,035,504	3,035,504
Interest rate swap	33	-	33	-	33
Accrued interest receivable	15,000	-	15,000	-	15,000

LIABILITIES
Deposits	$3,236,843	$-	$3,238,777	$-	$3,238,777
Borrowings	463,314	-	443,237	-	443,237
Accrued interest payable	902	-	902	-	902
Interest rate swap	33	-	33	-	33
Cash flow hedges	3,562	-	3,562	-	3,562

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

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) provides for the granting of stock-based awards in the form of incentive stock options (“incentive stock options,” intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986), non-statutory stock options, and nonvested stock to attract, retain, and reward key employees of the Company and its subsidiaries. The Company issues new shares to satisfy stock-based awards. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date, and the stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of 20% over a five year vesting schedule. The 2011 Plan became effective on January 1, 2011 after its approval by shareholders at the annual meeting of shareholders held on April 26, 2011. The following table summarizes the shares available in the 2011 Plan as of June 30, 2014:

2011 Plan
Beginning Authorization	1,000,000
Granted	(510,050)
Expired, forfeited, or cancelled	39,041
Remaining available for grant	528,991

In connection with the acquisition of StellarOne, each outstanding option to acquire StellarOne common stock, whether or not exercisable, was assumed by the Company and converted into an option to acquire the same number of whole shares of the Company’s common stock, subject to the exchange ratio of 0.9739. The exercise price per share of each new option was equal to the price under the original StellarOne option divided by the exchange ratio of 0.9739. Each converted StellarOne stock option has the same terms and conditions that were in effect prior to the completion of the acquisition. Restricted StellarOne stock awards, which were unvested and outstanding prior to the merger, were accelerated and converted into restricted stock awards of the Company on the same basis as stock options. Restricted common stock of the Company was issued from StellarOne stock incentive plans assumed in the acquisition, and subsequent awards from the Company will be issued from the 2011 Plan.

For the three months ended June 30, 2014 and 2013, respectively, the Company recognized stock-based compensation expense (included in salaries and benefits expense) of approximately $180,000 and $7,500 ($144,000 and $34,000 net of tax) and for the six months ended June 30, 2014 and 2013, recognized $554,000 and $325,000 ($414,000 and $269,000 net of tax), respectively. Stock-based compensation expense represents approximately $0.01 per common share for both the six months ended June 30, 2014 and 2013.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2014:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2013	402,946	$16.48
Options converted upon StellarOne acquisition	124,217	20.88
Exercised	(60,470)	16.74
Expired	(51,887)	23.57
Options outstanding, June 30, 2014	414,806	16.87
Options exercisable, June 30, 2014	284,921	18.25

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

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of June 30, 2014:

	Stock Options Vested or Expected to Vest	Exercisable
Stock options (number of shares)	418,005	284,921
Weighted average remaining contractual life in years	5.40	4.61
Weighted average exercise price on shares above water	$15.14	$15.83
Aggregate intrinsic value	$3,789,016	$2,284,944

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

The following table summarizes the restricted stock activity for the six months ended June 30, 2014:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Balance, December 31, 2013	260,763	$16.47
Granted	127,754	24.31
Net settle for taxes	(62,287)	24.84
Vested	(8,254)	12.63
Forfeited	(12,415)	20.92
Balance, June 30, 2014	305,561	19.95

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of June 30, 2014 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining six months of 2014	$154	$1,025	$1,179
For year ending December 31, 2015	234	1,675	1,909
For year ending December 31, 2016	139	1,484	1,623
For year ending December 31, 2017	26	370	396
For year ending December 31, 2018	-	54	54
Total	$553	$4,608	$5,161

12.	EARNINGS PER SHARE

Basic EPS was computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

There were approximately 160,768 and 289,383 shares underlying anti-dilutive awards for the three months ended June 30, 2014 and 2013, respectively, and there were approximately 134,785 and 226,624 shares underlying anti-dilutive awards for the six months ended June 30, 2014 and 2013, respectively. Anti-dilutive awards were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2014 and 2013 (in thousands except per share data):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended June 30, 2014
Net income, basic	$14,780	46,195	$0.32
Add: potentially dilutive common shares - stock awards	-	102	-
Diluted	$14,780	46,297	$0.32

For the Three Months ended June 30, 2013
Net income, basic	$9,463	24,722	$0.38
Add: potentially dilutive common shares - stock awards	-	80	-
Diluted	$9,463	24,802	$0.38

For the Six Months ended June 30, 2014
Net income, basic	$22,595	46,584	$0.49
Add: potentially dilutive common shares - stock awards	-	103	(0.01)
Diluted	$22,595	46,687	$0.48

For the Six Months ended June 30, 2013
Net income, basic	$18,446	24,892	$0.74
Add: potentially dilutive common shares - stock awards	-	78	-
Diluted	$18,446	24,970	$0.74

13.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank segment and a mortgage loan origination business segment. The community bank segment provides loan, deposit, investment, and trust services to retail and commercial customers throughout Virginia. The community bank segment includes the Company’s one banking subsidiary which has 131 branches in total throughout Virginia as well as trust and wealth management services.  Non-bank affiliates of the Company include Union Investment Services, Inc., which provides full brokerage services, and Union Insurance Group, LLC, which offers various lines of insurance products.  The mortgage segment includes UMG, which provides a variety of mortgage loan products principally in Virginia, North Carolina, South Carolina, Maryland, and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which serves to mitigate the Company’s exposure to interest rate risk.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charged the mortgage banking segment interest at the three month LIBOR rate plus 1.5% with a floor of 2.0% through May 31, 2014; beginning on June 1, 2014, the interest rate was the one month LIBOR rate plus 1.5% with no floor. These transactions are eliminated in the consolidation process. A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
SEGMENT FINANCIAL INFORMATION
(Dollars in thousands)
	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended June 30, 2014
Net interest income	$63,401	$314	$-	$63,715
Provision for loan losses	1,500	-	-	1,500
Net interest income after provision for loan losses	61,901	314	-	62,215
Noninterest income	13,846	3,028	(170)	16,704
Noninterest expenses	55,349	4,296	(170)	59,475
Income (loss) before income taxes	20,398	(954)	-	19,444
Income tax expense (benefit)	5,016	(352)	-	4,664
Net income (loss)	$15,382	$(602)	$-	$14,780
Total assets	$7,305,078	$77,299	$(75,297)	$7,307,080

Three Months Ended June 30, 2013
Net interest income	$36,960	$443	$-	$37,403
Provision for loan losses	1,000	-	-	1,000
Net interest income after provision for loan losses	35,960	443	-	36,403
Noninterest income	6,798	4,668	(167)	11,299
Noninterest expenses	29,793	4,657	(167)	34,283
Income before income taxes	12,965	454	-	13,419
Income tax expense	3,796	160	-	3,956
Net income	$9,169	$294	$-	$9,463
Total assets	$4,045,163	$121,392	$(109,998)	$4,056,557

Six Months Ended June 30, 2014
Net interest income	$126,927	$546	$-	$127,473
Provision for loan losses	1,500	-	-	1,500
Net interest income after provision for loan losses	125,427	546	-	125,973
Noninterest income	25,917	5,328	(341)	30,904
Noninterest expenses	118,591	9,006	(341)	127,256
Income (loss) before income taxes	32,753	(3,132)	-	29,621
Income tax expense (benefit)	8,176	(1,150)	-	7,026
Net income (loss)	$24,577	$(1,982)	$-	$22,595
Total assets	$7,305,078	$77,299	$(75,297)	$7,307,080

Six Months Ended June 30, 2013
Net interest income	$74,147	$1,010	$-	$75,157
Provision for loan losses	3,050	-	-	3,050
Net interest income after provision for loan losses	71,097	1,010	-	72,107
Noninterest income	12,945	8,522	(334)	21,133
Noninterest expenses	59,338	8,779	(334)	67,783
Income before income taxes	24,704	753	-	25,457
Income tax expense	6,731	280	-	7,011
Net income	$17,973	$473	$-	$18,446
Total assets	$4,045,163	$121,392	$(109,998)	$4,056,557

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union Bankshares Corporation

Richmond, Virginia

We have reviewed the accompanying consolidated balance sheet of Union Bankshares Corporation and subsidiaries as of June 30, 2014, and the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2014 and 2013, and the related consolidated changes in stockholders' equity and cash flows for the six month period ended June 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Union Bankshares Corporation and subsidiaries as of December 31, 2013, and the related statements of income, comprehensive income, changes in stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated March 11, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

August 6, 2014

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2013. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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
Charge-off levels in portfolio
Credit concentrations / nature and volume of the portfolio

Unallocated Component – This component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At June 30, 2014, there were no material amounts considered unallocated as part of the allowance for loan losses.

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

Loans acquired in a business combination are recorded at fair value on the date of the acquisition. Loans acquired with deteriorated credit quality are accounted for in accordance with ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are not considered to be impaired unless they deteriorate further subsequent to the acquisition. Certain acquired loans, including performing loans and revolving lines of credit (consumer and commercial), are accounted for in accordance with ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

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

ABOUT UNION BANKSHARES CORPORATION

Headquartered in Richmond, Union Bankshares Corporation is the largest community banking organization headquartered in Virginia and operates in all major banking markets of the Commonwealth. Union Bankshares Corporation is the holding company for Union First Market Bank, which provides banking, trust, and wealth management services and has a statewide presence of 131 bank branches and 200 ATMs. Non-bank affiliates of the holding company include: Union Investment Services, Inc., which provides full brokerage services; Union Mortgage Group, Inc., which provides a full line of mortgage products; and Union Insurance Group, LLC, which offers various lines of insurance products.

In May 2014, Union First Market Bank announced that it has successfully integrated StellarOne Bank into its operations. With the integration complete, the former StellarOne branches are now operating as Union First Market Bank branches.

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

RESULTS OF OPERATIONS

Executive Overview

For the quarter ended June 30, 2014, the Company reported net income of $14.8 million and earnings per share of $0.32. Excluding after-tax acquisition-related expenses of $3.0 million, operating earnings(1) for the quarter were $17.8 million, which represents an increase of $7.4 million, or 71.7%, in operating earnings from the second quarter of 2013, primarily related to the StellarOne acquisition. Operating earnings per share were $0.38 and $0.42 for the quarters ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014, the Company reported net income of $22.6 million and diluted earnings per share of $0.48. Excluding after-tax acquisition-related expenses of $12.1 million, operating earnings(1) for the six months were $34.7 million, which represents an increase of $15.3 million, or 79.0%, in operating earnings from the first six months of 2013, primarily related to the StellarOne acquisition. Operating earnings per share were $0.74 and $0.78 for the six month periods ended June 30, 2014 and 2013, respectively.

The 2014 three and six month financial results include the financial results of StellarOne, which the Company acquired on January 1, 2014.

•	Second quarter operating earnings(1) for the community bank segment, which excludes after-tax acquisition-related expenses of $3.0 million, were $18.4 million, or $0.40 per share; year-to-date community bank segment operating earnings were $36.6 million, or $0.79 per share.
•	The mortgage segment reported a net loss of $602,000, or $0.01 per share, for the quarter and a net loss of $2.0 million, or $0.04 per share, for the first six months of 2014.
•	Operating Return on Average Tangible Common Equity(1) (“ROTCE”) was 11.10% for the quarter ended June 30, 2014 compared to operating ROTCE(1) of 11.54% for the quarter ended June 30, 2013. The operating ROTCE(1) of the community bank segment was 11.59% for the second quarter of 2014.
•	Operating Return on Average Assets(1) (“ROA”) was 0.98% for the quarter ended June 30, 2014 compared to operating ROA(1) of 1.03% for the second quarter in 2013. The operating ROA(1) of the community bank segment was 1.02% for the second quarter of 2014.
•	Operating efficiency ratio(1) of 66.4% was comparatively flat for the second quarter of 2014 from 66.7% in the second quarter of 2013. The operating efficiency ratio for the community bank segment was 63.9% for the second quarter of 2014.
•	On January 31, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015. As of July 30, 2014, approximately 1.6 million common shares have been repurchased and approximately $24.9 million remained available under the repurchase program.

(1) These supplementary measures are provided because the Company believes they may be valuable to investors. For a reconciliation of the non-GAAP measures operating earnings, EPS, ROA, ROTCE, and efficiency ratio, see “NON-GAAP MEASURES” included in this Item 2.

Net Interest Income

	For the Three Months Ended
	Dollars in thousands
	06/30/14	06/30/13	Change

Average interest-earning assets	$6,460,798	$3,713,392	$2,747,406
Interest income (FTE)	$70,735	$43,981	$26,754
Yield on interest-earning assets	4.39%	4.75%	(36	) bps
Average interest-bearing liabilities	$5,094,175	$2,907,523	$2,186,652
Interest expense	$4,919	$5,283	$(364)
Cost of interest-bearing liabilities	0.39%	0.73%	(34	) bps
Cost of funds	0.30%	0.57%	(27	) bps
Net Interest Income (FTE)	$65,816	$38,698	$27,118
Net Interest Margin (FTE)	4.09%	4.18%	(9	) bps
Core Net Interest Margin (FTE) (1)	3.94%	4.14%	(20	) bps

(1)	Core net interest margin (FTE) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the second quarter of 2014, tax-equivalent net interest income was $65.8 million, an increase of $27.1 million from the second quarter of 2013, a result of a $2.7 billion increase in average interest-earning assets and a $2.2 billion increase in average interest-bearing liabilities, primarily due to the StellarOne acquisition. The second quarter tax-equivalent net interest margin decreased by 9 bps to 4.09% compared to 4.18% in the prior year. Core tax-equivalent net interest margin (which excludes the 15 bps impact of acquisition accounting accretion in the second quarter of 2014 and 4 basis points in the second quarter of 2013) decreased by 20 basis points from 4.14% in the second quarter of 2013 to 3.94%. Excluding the impact of acquisition accounting accretion in 2014 and 2013, the decline in net interest margin was driven by a decrease in earning asset yields outpacing the decline in cost of interest bearing liabilities. Yields on loans declined as new loans and renewed loans were originated and repriced at lower rates and investment securities yields declined driven by cash flows from securities reinvested at lower yields. In addition, the declines in net interest margin and earning asset yields were affected by the StellarOne acquisition, which carried a lower net interest margin.

	For the Six Months Ended
	Dollars in thousands
	06/30/14	06/30/13	Change

Average interest-earning assets	$6,446,641	$3,724,597	$2,722,044
Interest income (FTE)	$140,907	$88,524	$52,383
Yield on interest-earning assets	4.41%	4.79%	(38	) bps
Average interest-bearing liabilities	$5,101,507	$2,931,758	$2,169,749
Interest expense	$9,369	$10,816	$(1,447)
Cost of interest-bearing liabilities	0.37%	0.74%	(37	) bps
Cost of funds	0.30%	0.58%	(28	) bps
Net Interest Income (FTE)	$131,538	$77,708	$53,830
Net Interest Margin (FTE)	4.11%	4.21%	(10	) bps
Core Net Interest Margin (FTE) (1)	3.97%	4.16%	(19	) bps

(1)	Core net interest margin (FTE) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the six months ended June 30, 2014, tax-equivalent net interest income was $131.5 million, an increase of $53.8 million from the same period of 2013, a result of a $2.7 billion increase in average interest-earning assets and a $2.2 billion increase in average interest-bearing liabilities, primarily due to the StellarOne acquisition. The year-to-date tax-equivalent net interest margin decreased by 10 bps to 4.11% compared to 4.21% in the prior year. Core tax-equivalent net interest margin (which excludes the 14 bps impact of acquisition accounting accretion in 2014 and 5 basis points in 2013) decreased by 19 basis points from 4.16% for the six months ended June 30, 2013 to 3.97%. Excluding the impact of acquisition accounting accretion in 2014 and 2013, the decline in net interest margin was driven by a decrease in earning asset yields outpacing the decline in cost of interest bearing liabilities. Yields on loans declined as new loans and renewed loans were originated and repriced at lower rates and investment securities yields declined driven by cash flows from securities reinvested at lower yields. In addition, the declines in net interest margin and earning asset yields were affected by the StellarOne acquisition, which carried a lower net interest margin.

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

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended June 30,
	2014			2013

	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$727,829	$3,860	2.13%	$389,662	$1,939	2.00%
Tax-exempt	405,978	5,198	5.14%	219,930	3,160	5.76%
Total securities	1,133,807	9,058	3.20%	609,592	5,099	3.35%
Loans, net (2) (3)	5,246,710	61,125	4.67%	2,975,200	37,928	5.11%
Loans held for sale	52,895	543	4.12%	117,467	948	3.24%
Federal funds sold	522	-	0.17%	446	-	0.23%
Money market investments	1	-	0.00%	1	-	0.00%
Interest-bearing deposits in other banks	26,863	9	0.13%	10,686	6	0.23%
Total earning assets	6,460,798	70,735	4.39%	3,713,392	43,981	4.75%
Allowance for loan losses	(30,822)			(34,874)
Total non-earning assets	844,754			359,178
Total assets	$7,274,730			$4,037,696

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$2,574,630	1,150	0.18%	$1,403,644	669	0.19%
Regular savings	557,366	264	0.19%	225,753	169	0.30%
Time deposits (4)	1,411,665	1,136	0.32%	979,011	2,863	1.17%
Total interest-bearing deposits	4,543,661	2,550	0.23%	2,608,408	3,701	0.57%
Other borrowings (5)	550,514	2,369	1.73%	299,115	1,582	2.12%
Total interest-bearing liabilities	5,094,175	4,919	0.39%	2,907,523	5,283	0.73%

Noninterest-bearing liabilities:
Demand deposits	1,149,435			656,720
Other liabilities	52,226			38,813
Total liabilities	6,295,836			3,603,056
Stockholders' equity	978,894			434,640
Total liabilities and stockholders' equity	$7,274,730			$4,037,696

Net interest income		$65,816			$38,698

Interest rate spread (6)			4.00%			4.02%
Interest expense as a percent of average earning assets			0.30%			0.57%
Net interest margin (7)			4.09%			4.18%

(1) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(2) Nonaccrual loans are included in average loans outstanding.

(3) Interest income on loans includes $219 thousand and $534 thousand for the three months ended June 30, 2014 and 2013 in accretion of the fair market value adjustments related to acquisitions.

(4) Interest expense on certificates of deposits includes $2.5 million and $2 thousand for the three months ended June 30, 2014 and 2013 in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on borrowings includes $75 thousand and $122 thousand for the three months ended June 30, 2014 and 2013 in amortization of the fair market value adjustments related to acquisitions.

(6) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(7) Core net interest margin excludes purchase accounting adjustments and was 3.94% and 4.14% for the three months ended June 30, 2014 and 2013.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Six Months Ended June 30,
	2014			2013

	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$705,847	$7,508	2.15%	$389,986	$4,008	2.07%
Tax-exempt	399,454	10,243	5.17%	214,967	6,216	5.83%
Total securities (2)	1,105,301	17,751	3.24%	604,953	10,224	3.41%
Loans, net (3) (4)	5,263,225	122,174	4.68%	2,970,584	76,142	5.17%
Loans held for sale	51,340	961	3.77%	137,008	2,146	3.16%
Federal funds sold	396	-	0.17%	486	1	0.24%
Money market investments	1	-	0.00%	1	-	0.00%
Interest-bearing deposits in other banks	26,378	21	0.16%	11,565	11	0.19%
Total earning assets	6,446,641	140,907	4.41%	3,724,597	88,524	4.79%
Allowance for loan losses	(30,873)			(35,208)
Total non-earning assets	846,539			357,983
Total assets	$7,262,307			$4,047,372

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$2,561,043	2,289	0.18%	$1,400,142	1,416	0.20%
Regular savings	553,145	510	0.19%	221,110	326	0.30%
Time deposits (5)	1,437,228	2,007	0.28%	1,010,283	5,921	1.18%
Total interest-bearing deposits	4,551,416	4,806	0.21%	2,631,535	7,663	0.59%
Other borrowings (6)	550,091	4,563	1.68%	300,223	3,153	2.12%
Total interest-bearing liabilities	5,101,507	9,369	0.37%	2,931,758	10,816	0.74%

Noninterest-bearing liabilities:
Demand deposits	1,118,242			643,193
Other liabilities	54,229			36,120
Total liabilities	6,273,978			3,611,071
Stockholders' equity	988,329			436,301
Total liabilities and stockholders' equity	$7,262,307			$4,047,372

Net interest income		$131,538			$77,708

Interest rate spread (7)			4.04%			4.05%
Interest expense as a percent of average earning assets			0.30%			0.58%
Net interest margin (8)			4.11%			4.21%

(1) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(2) Interest income on securities includes $0 and $15 thousand for the six months ended June 30, 2014 and 2013 in accretion of the fair market value adjustments.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $765 thousand and $1.1 million for the six months ended June 30, 2014 and 2013 in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on certificates of deposits includes $5.4 million and $4 thousand for the six months ended June 30, 2014 and 2013 in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $151 thousand and $244 thousand for the six months ended June 30, 2014 and 2013 in amortization of the fair market value adjustments related to acquisitions.

(7) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(8) Core net interest margin excludes purchase accounting adjustments and was 3.97% and 4.16% for the six months ended June 30, 2014 and 2013.

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

	Three Months Ended			Six Months Ended
	June 30, 2014 vs. June 30, 2013			June 30, 2014 vs. June 30, 2013
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$1,788	$133	$1,921	$3,342	$158	$3,500
Tax-exempt	2,410	(372)	2,038	4,800	(773)	4,027
Total securities	4,198	(239)	3,959	8,142	(615)	7,527
Loans, net	26,709	(3,512)	23,197	53,851	(7,819)	46,032
Loans held for sale	(615)	210	(405)	(1,538)	353	(1,185)
Federal funds sold	-	-	-	-	(1)	(1)
Interest-bearing deposits in other banks	6	(3)	3	11	(1)	10
Total earning assets	$30,298	$(3,544)	$26,754	$60,466	$(8,083)	$52,383

Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$525	$(44)	$481	$1,054	$(181)	$873
Regular savings	175	(80)	95	342	(158)	184
Time Deposits	917	(2,644)	(1,727)	1,822	(5,736)	(3,914)
Total interest-bearing deposits	1,617	(2,768)	(1,151)	3,218	(6,075)	(2,857)
Other borrowings	1,123	(336)	787	2,178	(768)	1,410
Total interest-bearing liabilities	2,740	(3,104)	(364)	5,396	(6,843)	(1,447)

Change in net interest income	$27,558	$(440)	$27,118	$55,070	$(1,240)	$53,830

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The 2014 and remaining estimated discount/premium and net accretion impact are reflected in the following table (dollars in thousands):

	Loan Accretion	Certificates of Deposit	Borrowings	Total
For the quarter ended March 31, 2014	$(546)	$2,921	$75	$2,450
For the quarter ended June 30, 2014	(219)	2,460	75	2,316
For the remaining six months of 2014	158	3,534	150	3,842
For the years ending:
2015	1,701	1,843	175	3,719
2016	2,619	-	271	2,890
2017	3,057	-	170	3,227
2018	2,695	-	(143)	2,552
2019	2,152	-	(286)	1,866
Thereafter	13,178	-	(5,923)	7,255

Noninterest Income

	For the Three Months Ended
	Dollars in thousands
	06/30/14	06/30/13	$	%
Noninterest income:
Service charges on deposit accounts	$4,525	$2,346	$2,179	92.9%
Other service charges, commissions and fees	5,412	3,222	2,190	68.0%
Gains on securities transactions, net	426	53	373	NM
Gains on sales of mortgage loans, net of commissions	3,030	4,668	(1,638)	-35.1%
Losses on bank premises, net	(71)	(34)	(37)	NM
Other operating income	3,382	1,044	2,338	223.9%
Total noninterest income	$16,704	$11,299	$5,405	47.8%

Mortgage segment operations	$(3,028)	$(4,668)	$1,640	-35.1%
Intercompany eliminations	170	167	3	1.8%
Community Bank segment	$13,846	$6,798	$7,048	103.7%

NM - Not Meaningful

For the quarter ended June 30, 2014, noninterest income increased $5.4 million, or 47.8%, to $16.7 million from $11.3 million in the second quarter of 2013. The significant majority of this increase is concentrated in customer related noninterest income (service charges on deposit accounts, debit card interchange income, and income from wealth management services) due to the current quarter impact of the StellarOne acquisition. Gains on sales of mortgage loans, net of commissions, decreased $1.6 million, or 35.1%, from the second quarter of 2013, primarily driven by the decline in mortgage loan originations of $103.1 million from $298.2 million during the second quarter of 2013. Gains on sales of mortgage loans include the results of StellarOne’s mortgage segment beginning in the first quarter of 2014.

	For the Six Months Ended
	Dollars in thousands
	06/30/14	06/30/13	$	%
Noninterest income:
Service charges on deposit accounts	$8,822	$4,618	$4,204	91.0%
Other service charges, commissions and fees	10,083	6,029	4,054	67.2%
Gains on securities transactions	455	42	413	NM
Gains on sales of mortgage loans, net of commissions	5,328	8,520	(3,192)	-37.5%
Losses on bank premises, net	(304)	(330)	26	NM
Other operating income	6,520	2,254	4,266	189.3%
Total noninterest income	$30,904	$21,133	$9,771	46.2%

Mortgage segment operations	$(5,328)	$(8,522)	$3,194	-37.5%
Intercompany eliminations	341	334	7	2.1%
Community Bank segment	$25,917	$12,945	$12,972	100.2%

NM - Not Meaningful

For the six months ended June 30, 2014, noninterest income increased $9.8 million, or 46.2%, to $30.9 million from $21.1 million in the first six months of 2013. The significant majority of this increase is concentrated in customer related noninterest income (service charges on deposit accounts, debit card interchange income, and income from wealth management services) due to the current year impact of the StellarOne acquisition. Gains on sales of mortgage loans, net of commissions, which include the results of StellarOne’s mortgage segment beginning in the first quarter of 2014, decreased $3.2 million, or 37.5%, compared to the first six months of 2013, primarily driven by the decline in mortgage loan originations of $222.2 million from $566.3 million during the first six months of 2013.

Noninterest expense

	For the Three Months Ended
	Dollars in thousands
	06/30/14	06/30/13	$	%
Noninterest expense:
Salaries and benefits	$28,040	$17,912	$10,128	56.5%
Occupancy expenses	5,102	2,764	2,338	84.6%
Furniture and equipment expenses	2,637	1,741	896	51.5%
OREO and credit-related expenses (1)	2,244	984	1,260	128.0%
Acquisition-related expenses	4,661	919	3,742	NM
Other operating expenses	16,791	9,963	6,828	68.5%
Total noninterest expense	$59,475	$34,283	$25,192	73.5%

Mortgage segment operations	$(4,296)	$(4,657)	$361	-7.8%
Intercompany eliminations	170	167	3	1.8%
Community Bank segment	$55,349	$29,793	$25,556	85.8%

NM - Not Meaningful

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the quarter ended June 30, 2014, noninterest expense increased $25.2 million to $59.5 million from $34.3 million when compared to the second quarter in 2013. Excluding acquisition-related costs of $4.7 million in the current quarter and $919,000 in the second quarter of 2013, noninterest expense increased $21.5 million, or 64.3%, compared to the second quarter of the prior year; the increase is primarily due to the acquisition of StellarOne in 2014. The Company’s operating efficiency ratio, which excludes acquisition costs, was 66.4% compared to 66.7% for the first quarter in 2013.

	For the Six Months Ended
	Dollars in thousands
	06/30/14	06/30/13	$	%
Noninterest expense:
Salaries and benefits	$57,666	$35,878	$21,788	60.7%
Occupancy expenses	10,282	5,619	4,663	83.0%
Furniture and equipment expenses	5,505	3,585	1,920	53.6%
OREO and credit-related expenses (1)	3,694	1,558	2,136	137.1%
Acquisition-related expenses	17,829	919	16,910	NM
Other operating expenses	32,280	20,224	12,056	59.6%
Total noninterest expense	$127,256	$67,783	$59,473	87.7%

Mortgage segment operations	$(9,006)	$(8,779)	$(227)	2.6%
Intercompany eliminations	341	334	7	2.1%
Community Bank segment	$118,591	$59,338	$59,253	99.9%

NM - Not Meaningful

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the six months ended June 30, 2014, noninterest expense increased $59.5 million to $127.3 million from $67.8 million when compared to the first six months in 2013. Excluding acquisition-related costs of $17.8 million in the first six months of the year compared to $919,000 during the same period in the prior year, noninterest expense increased $42.6 million, or 63.7%; the increase is primarily due to the acquisition of StellarOne in 2014. The Company’s operating efficiency ratio, which excludes acquisition costs, was 67.4% compared to 67.7% for the first six months in 2013.

SEGMENT INFORMATION

Community Bank Segment

For the three months ended June 30, 2014, net income of $15.4 million, which included the full-quarter impact of the StellarOne acquisition, increased $6.2 million, or 67.8%, from the prior year’s second quarter. Excluding after-tax acquisition-related costs of $3.0 million and $919,000 in the second quarters of 2014 and 2013, respectively, net income increased $8.3 million, or 82.6%. Net interest income increased $26.4 million from the same period last year, largely a result of an increase of $2.7 billion in average earning assets and $2.2 billion in average interest bearing liabilities resulting from the StellarOne acquisition. The provision for loan losses for the current quarter was $1.5 million, an increase of $500,000 from the same quarter a year ago. The increase in provision was driven by increases in specific reserves on impaired loans.

Noninterest income increased $7.0 million from $6.8 million in the second quarter of 2013 to $13.8 million. The majority of the current quarter increase was in customer related noninterest income (services charges on deposit accounts, debit card interchange income, and income from wealth management services) and is due to the acquisition of StellarOne. Noninterest expense increased $25.5 million from $29.8 million in the second quarter of 2013 to $55.3 million in the current quarter. Excluding current quarter and prior year second quarter acquisition-related costs of $4.7 million and $919,000, respectively, noninterest expense increased $21.8 million compared to the second quarter of 2013. The increase in noninterest expense is largely related to the acquisition of StellarOne. The community banking segment’s operating efficiency ratio was 63.9% compared to 64.1% in the second quarter of 2013.

For the six months ended June 30, 2014, net income increased $6.6 million, or 36.7%, to $24.6 million when compared to the same period a year ago; excluding after-tax acquisition-related costs of $12.1 million and $919,000, respectively, in 2014 and 2013, net income increased $17.7 million, or 93.9%. These year-to-date earnings reflect a two-quarter impact of the StellarOne acquisition. Net interest income was $126.9 million, an increase of $52.8 million from the first six months of 2013, largely a result of an increase of $2.7 billion in average earning assets and $2.2 billion in average interest bearing liabilities resulting from the StellarOne acquisition. The provision for loan losses declined $1.6 million due to improvements in asset quality and current year recovery of a loan that was previously charged-off in 2012.

Noninterest income increased $13.0 million from $12.9 million in the first six months of 2013 to $25.9 million. The majority of this year-to-date increase was in customer related noninterest income (services charges on deposit accounts, debit card interchange income, and income from wealth management services) and is due to the acquisition of StellarOne. Noninterest expense increased $59.3 million from $59.3 million in the first six months of 2013 to $118.6 million in the current year. Excluding acquisition-related costs of $17.8 million and $919,000, respectively, in 2014 and 2013, noninterest expense increased $42.3 million compared to the same period in 2013. The increase in noninterest expense is largely related to the acquisition of StellarOne. The community banking segment’s operating efficiency ratio was 64.2% compared to 65.2% during the first six months of 2013.

Mortgage Segment

The mortgage segment reported a net loss of $602,000 for the second quarter of 2014, a decline of $896,000 from income of $294,000 in the second quarter of 2013. Despite improvements in lowering operating expenses, gains on sales of mortgage loans declined related to lower mortgage loan origination volumes.  Gains on sales of mortgage loans, net of commissions, which includes the results of StellarOne’s mortgage segment beginning in the first quarter of 2014, decreased $1.6 million, or 35.1%, from the second quarter of 2013 primarily driven by the decline in mortgage loan originations. Noninterest expense decreased $361,000, largely a result of lower salary expenses and other cost control initiatives.

The mortgage segment reported a net loss of $2.0 million for the first six months of 2014, a reduction of $2.5 million from the first six months of 2013, as elevated expense levels resulting from excess loan origination processing capacity and restructuring charges outpaced revenue generated by lower mortgage loan origination volumes. Gains on sales of mortgage loans, net of commissions, which include the results of StellarOne’s mortgage segment beginning in the first quarter of 2014, decreased $3.2 million, or 37.5%, compared to the first six months of 2013 primarily driven by the decline in mortgage loan originations.  Noninterest expense increased $227,000, largely a result of additional salary and office rental expenses related to the addition of StellarOne’s mortgage operation, partially offset by lower volume-related loan production expenses.

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

The effective tax rate for the three months ended June 30, 2014 and 2013 was 24.0% and 29.5%, respectively; the effective tax rate for the six months ended June 30, 2014 and 2013 was 23.7% and 27.5%, respectively. The decline in the effective tax rate is primarily related to tax-exempt interest income on the investment portfolio and tax-exempt bank-owned life insurance income being a larger percentage of pre-tax income during 2014 due to elevated merger-related costs included in pre-tax income.

BALANCE SHEET

At June 30, 2014, total assets were $7.3 billion, an increase of $3.1 billion from December 31, 2013 and an increase of $3.3 billion from June 30, 2013, reflecting the impact of the StellarOne acquisition.

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

At June 30, 2014, loans net of unearned income were $5.2 billion, an increase of $2.2 billion from December 31, 2013. At June 30, 2014, total deposits were $5.7 billion, an increase of $2.5 billion from December 31, 2013.

On January 31, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015. During the six months ended June 30, 2014, approximately 1.3 million common shares had been repurchased and, as of June 30, 2014, approximately $31.1 million remained available under the repurchase program. As of July 30, 2014, approximately 1.6 million common shares had been repurchased and approximately $24.9 million remained available under the repurchase program.

Securities

At June 30, 2014, the Company had total investments in the amount of $1.1 billion, or 15.6% of total assets, as compared to $703.4 million, or 16.8% of total assets, at December 31, 2013. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. All of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The table below sets forth a summary of the securities available for sale and restricted stock, at fair value for the following periods (dollars in thousands):

	June 30,	December 31,
	2014	2013
U.S. government and agency securities	$3,115	$2,153
Obligations of states and political subdivisions	432,897	254,830
Corporate and other bonds	79,238	9,434
Mortgage-backed securities	566,201	407,362
Other securities	13,326	3,569
Total securities available for sale, at fair value	1,094,777	677,348

Federal Reserve Bank stock	23,834	6,734
Federal Home Loan Bank stock	23,370	19,302
Total restricted stock	47,204	26,036
Total investments	$1,141,981	$703,384

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. The Company determined that a single issuer trust preferred security incurred credit-related OTTI of $400,000 during the year ended December 31, 2011. During the quarter ended June 30, 2014, the trust preferred security was called at a premium.  As a result, the Company booked a gain on sale of the previously written down security of $400,000. No OTTI was recognized in 2012, 2013, or for the first six months of 2014. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of June 30, 2014 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years and Equity Securities	Total
U.S. government and agency securities:
Amortized cost	$-	$1,406	$-	$60	$1,466
Fair value	-	1,439	-	1,676	3,115
Weighted average yield (1)	-	2.82	-	-	2.70

Mortgage backed securities:
Amortized cost	34	19,886	157,694	380,810	558,424
Fair value	34	20,433	159,671	386,063	566,201
Weighted average yield (1)	2.56	2.52	1.71	1.91	1.88

Obligations of states and political subdivisions:
Amortized cost	10,714	20,937	117,371	271,275	420,297
Fair value	10,806	21,472	121,354	279,265	432,897
Weighted average yield (1)	6.58	3.32	4.77	5.06	4.93

Corporate bonds and other securities:
Amortized cost	13,824	1,541	11,133	66,202	92,700
Fair value	13,848	1,550	11,159	66,007	92,564
Weighted average yield (1)	2.12	1.27	1.02	1.49	1.52

Total securities available for sale:
Amortized cost	24,572	43,770	286,198	718,347	1,072,887
Fair value	24,688	44,894	292,184	733,011	1,094,777
Weighted average yield (1)	4.06	2.87	2.94	3.06	3.04

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of June 30, 2014, the Company maintained a diversified municipal bond portfolio with approximately 75% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the State of Washington represented 10% and issuances within the State of Texas represented 15% of the municipal portfolio; no other state had a concentration above 10%. Approximately 95% of municipal holdings are considered investment grade by Moody’s or Standard & Poor’s. The non-investment grade securities are principally insured Texas municipalities with no underlying rating.  When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of June 30, 2014, the cash, interest-bearing deposits in other banks, money market investments, federal funds sold, loans held for sale, and loans that mature within one year totaled $1.8 billion, or 27.4%, of total earning assets. As of June 30, 2014, approximately $1.5 billion, or 29.1%, of total loans are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments.

Loan Portfolio

Loans, net of unearned income, were $5.2 billion at June 30, 2014 and were $3.0 billion at both December 31, 2013 and June 30, 2013. Loans secured by real estate continue to represent the Company’s largest category, comprising 85.7% of the total loan portfolio at June 30, 2014.

The following table presents the Company’s composition of loans, net of unearned income, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	June 30,		March 31,		December 31,		September 30,		June 30,
	2014		2014		2013		2013		2013
Loans secured by real estate:
Residential 1-4 family	$940,121	18.0%	$930,744	17.6%	$475,688	15.7%	$473,967	15.8%	$478,356	15.9%
Commercial	2,052,530	39.3%	2,066,468	39.3%	1,094,451	36.0%	1,085,971	36.2%	1,104,915	36.8%
Construction, land development and other land loans	613,027	11.7%	650,066	12.3%	470,684	15.5%	469,867	15.7%	456,730	15.2%
Second mortgages	66,477	1.3%	67,695	1.3%	34,891	1.1%	36,185	1.2%	37,862	1.3%
Equity lines of credit	517,411	9.9%	519,308	9.8%	302,965	10.0%	300,329	10.0%	298,572	9.9%
Multifamily	257,819	4.9%	258,522	4.9%	146,433	4.8%	123,594	4.1%	122,942	4.1%
Farm land	29,528	0.6%	32,500	0.6%	20,769	0.7%	21,082	0.7%	22,130	0.7%
Total real estate loans	4,476,913	85.7%	4,525,303	85.8%	2,545,881	83.8%	2,510,995	83.7%	2,521,507	83.9%

Commercial Loans	373,406	7.1%	368,949	7.0%	194,809	6.4%	185,910	6.2%	182,439	6.1%

Consumer installment loans
Personal	299,663	5.7%	300,809	5.7%	238,368	7.8%	240,549	8.0%	235,837	7.9%
Credit cards	23,432	0.4%	22,316	0.4%	23,211	0.8%	21,978	0.7%	21,878	0.7%
Total consumer installment loans	323,095	6.1%	323,125	6.1%	261,579	8.6%	262,527	8.7%	257,715	8.6%

All other loans	59,655	1.1%	56,821	1.1%	37,099	1.2%	42,814	1.4%	39,194	1.4%
Gross loans	$5,233,069	100.0%	$5,274,198	100.0%	$3,039,368	100.0%	$3,002,246	100.0%	$3,000,855	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of June 30, 2014 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Loans secured by real estate:
Residential 1-4 family	$940,121	$91,240	$281,975	$38,382	$243,593	$566,906	$283,500	$283,406
Commercial	2,052,530	401,263	172,662	144,092	28,570	1,478,605	957,377	521,228
Construction, land development and other land loans	613,027	414,119	9,486	3,388	6,098	189,422	167,052	22,370
Second mortgages	66,477	11,397	5,740	2,859	2,881	49,340	19,720	29,620
Equity lines of credit	517,411	346,587	2,518	370	2,148	168,306	21,512	146,794
Multifamily	257,819	69,228	25,950	22,508	3,442	162,641	120,220	42,421
Farm land	29,528	16,907	1,021	804	217	11,600	8,920	2,680
Total real estate loans	4,476,913	1,350,741	499,352	212,403	286,949	2,626,820	1,578,301	1,048,519

Commercial Loans	373,406	144,703	50,006	50,006	-	178,697	145,393	33,304

Consumer installment loans
Personal	299,663	44,722	-	-	-	254,941	114,420	140,521
Credit cards	23,432	23,432	-	-	-	-	-	-
Total consumer installment loans	323,095	68,154	-	-	-	254,941	114,420	140,521

All other loans	59,655	17,277	3,111	3,111	-	39,267	6,978	32,289
Gross loans	$5,233,069	$1,580,875	$552,469	$265,520	$286,949	$3,099,725	$1,845,092	$1,254,633

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at June 30, 2014, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction, and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

Asset Quality

Overview

During the second quarter, the Company continued to have improvement in asset quality when compared to the prior year period, as 2014 year-to-date charge-off and provision levels and nonperforming assets were lower. The Company experienced increases in OREO from the prior year due to closed bank premises related to the StellarOne acquisition that were moved to OREO; however, nonaccrual loans and foreclosed property balances declined from the prior year. The magnitude of any change in the real estate market and its impact on the Company is still largely dependent upon continued recovery of residential housing and commercial real estate and the pace at which the local economies in the Company’s operating markets improve. All metrics discussed below exclude PCI loans aggregating $131.1 million (net of fair value mark).

Troubled Debt Restructurings

The total recorded investment in TDRs as of June 30, 2014 was $34.2 million, a decrease of $7.6 million, or 18.2%, from $41.8 million at December 31, 2013 and a decline of $18.8 million, or 35.5%, from $53.0 million at June 30, 2013. Of the $34.2 million of TDRs at June 30, 2014, $30.6 million, or 89.5%, were considered performing while the remaining $3.6 million were considered nonperforming. The decrease in the TDR balance from December 31, 2013 is attributable to loans removed from TDR status of $4.1 million, charge-offs of $2.9 million, and net payments of $1.9 million, partially offset by $433,000 in additions and $849,000 in acquired TDRs. The TDRs related to the StellarOne acquisition were related to loans with a revolving feature and, therefore, excluded from being classified as PCI in accordance with ASC 310-30. Loans removed from TDR status represent restructured loans with a market rate of interest at the time of the restructuring. These loans have performed in accordance with their modified terms for twelve consecutive months and were no longer considered impaired. Loans removed from TDR status are collectively evaluated for impairment; due to the significant improvement in the expected future cash flows, these loans are grouped based on their primary risk characteristics, typically using the Company’s internal risk rating system as its primary credit quality indicator. Impairment is measured based on historical loss experience taking into consideration environmental factors. The significant majority of these loans have been subject to new credit decisions due to the improvement in the expected future cash flows, the financial condition of the borrower, and other factors considered during re-underwriting. The TDR activity during the quarter did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

Nonperforming Assets

At June 30, 2014, nonperforming assets totaled $61.6 million, an increase of $12.4 million, or 25.3%, from December 31, 2013 and a decline of $582,000, or 0.94%, from a year ago. In addition, NPAs as a percentage of total outstanding loans decreased 44 basis points to 1.18% in the current quarter from 1.62% as of December 31, 2013 and declined 89 basis points from 2.07% a year earlier.

The following table shows a summary of assets quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
Nonaccrual loans, excluding PCI loans	$23,099	$14,722	$15,035	$19,941	$27,022
Foreclosed properties	33,739	35,487	34,116	35,576	35,020
Real estate investment	4,755	-	-	133	133
Total nonperforming assets	61,593	50,209	49,151	55,650	62,175
Loans past due 90 days and accruing interest	6,870	7,205	6,746	7,326	6,291
Total nonperforming assets and loans past due 90 days and accruing interest	$68,463	$57,414	$55,897	$62,976	$68,466

Performing Restructurings	$30,561	$37,195	$34,520	$39,287	$39,826

Balances
Allowance for loan losses	$31,379	$30,907	$30,135	$33,877	$34,333
Average loans, net of unearned income	5,246,710	5,279,924	3,004,186	2,997,083	2,847,087
Loans, net of unearned income	5,233,069	5,274,198	3,039,368	3,002,246	3,000,855

Ratios
NPAs to total loans	1.18%	0.95%	1.62%	1.85%	2.07%
NPAs & loans 90 days past due to total loans	1.31%	1.09%	1.84%	2.10%	2.28%
NPAs to total loans & OREO	1.17%	0.95%	1.60%	1.83%	2.05%
NPAs & loans 90 days past due to total loans & OREO	1.30%	1.08%	1.82%	2.07%	2.26%
ALL to nonaccrual loans	135.85%	209.94%	200.43%	169.89%	127.06%
ALL to nonaccrual loans & loans 90 days past due	104.70%	140.95%	138.35%	124.24%	103.06%

Nonperforming assets at June 30, 2014 included $23.1 million in nonaccrual loans (excluding PCI loans), a net increase of $8.1 million, or 53.6%, from December 31, 2013 and a net decrease of $3.9 million, or 14.5%, from June 30, 2013. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
Beginning Balance	$14,722	$15,035	$19,941	$27,022	$23,033
Net customer payments	(1,088)	(959)	(1,908)	(5,574)	(3,196)
Additions	11,087	1,362	3,077	3,020	7,934
Charge-offs	(137)	(152)	(4,336)	(1,669)	(476)
Loans returning to accruing status	(523)	-	(1,018)	(1,068)	-
Transfers to OREO	(962)	(564)	(721)	(1,790)	(273)
Ending Balance	$23,099	$14,722	$15,035	$19,941	$27,022

The net increase in nonaccrual loan levels in the current quarter is primarily related to three credit relationships; the related loans were previously identified as impaired and evaluated for specific reserves in prior quarters.

The following table presents the composition of nonaccrual loans (excluding PCI loans) and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
Raw Land and Lots	$5,921	$3,091	$2,560	$3,087	$4,573
Commercial Construction	1,065	1,152	1,596	1,167	5,103
Commercial Real Estate	851	1,548	2,212	3,962	2,716
Single Family Investment Real Estate	5,737	1,794	1,689	2,076	2,859
Commercial and Industrial	3,794	3,655	3,848	6,675	7,291
Other Commercial	121	122	126	472	471
Consumer	5,610	3,360	3,004	2,502	4,009
Total	$23,099	$14,722	$15,035	$19,941	$27,022

Coverage Ratio	135.85%	209.94%	200.43%	169.89%	127.06%

Nonperforming assets at June 30, 2014 also included $38.5 million in OREO, an increase of $4.4 million, or 12.8%, from December 31, 2013 and an increase of $3.3 million, or 9.5%, from the prior year. The following table shows the activity in OREO for the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
Beginning Balance	$35,487	$34,116	$35,709	$35,153	$35,878
Additions	7,671	5,404	1,326	2,841	1,768
Capitalized Improvements	59	-	101	266	164
Valuation Adjustments	(817)	(256)	(300)	(491)	-
Proceeds from sales	(3,913)	(3,800)	(2,483)	(1,773)	(2,436)
Gains (losses) from sales	7	23	(237)	(287)	(221)
Ending Balance	$38,494	$35,487	$34,116	$35,709	$35,153

Of the $7.7 million in additions to OREO in the current quarter, $6.1 million related to acquired bank premises no longer used in operations.

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
Land	$11,378	$11,387	$10,310	$10,310	$10,310
Land Development	10,509	11,314	10,904	10,901	10,894
Residential Real Estate	6,019	7,408	7,379	7,995	7,274
Commercial Real Estate	5,833	5,378	5,523	6,370	6,542
Former Bank Premises (1)	4,755	-	-	133	133
Total	$38,494	$35,487	$34,116	$35,709	$35,153

(1) Includes closed branch property and land previously held for branch sites.

Included in land development is $8.7 million, with a valuation adjustment of $718,000, related to a residential community in the Northern Neck region of Virginia, which includes developed residential lots, a golf course, and undeveloped land. Foreclosed properties were adjusted to their fair values at the time of each foreclosure and any losses were taken as loan charge-offs against the allowance for loan losses at that time. OREO asset balances are also evaluated at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment through noninterest expense.

Past Due Loans

At June 30, 2014, total accruing past due loans, excluding PCI loans, were $43.2 million, or 0.83% of total loans, compared to $26.5 million, or 0.87%, at December 31, 2013 and $29.7 million, or 0.99%, a year ago. At June 30, 2014, loans past due 90 days or more and accruing interest, excluding PCI loans, totaled $6.9 million, or 0.13% of total loans, compared to $6.7 million, or 0.22%, at December 31, 2013 and $6.3 million, or 0.21%, a year ago.

Charge-offs and delinquencies

For the quarter ended June 30, 2014, net charge-offs were $1.0 million, or 0.08% on an annualized basis, compared to net charge-offs of $1.1 million, or 0.14%, for the same quarter last year. For the six months ended June 30, 2014, net charge-offs were $256,000, or 0.01% on an annualized basis, compared to $3.6 million, or 0.24%, for the same period in the prior year. The decrease in net charge-offs for the first six months of 2014 compared to net charge-offs for the first six months of 2013 is partially attributable to one recovery, recognized in the first quarter of 2014, of $1.2 million on a loan previously charged off in a prior year.

Provision

The provision for loan losses for the quarter ended June 30, 2014 was $1.5 million, an increase of $500,000 from the same quarter in the prior year. The increase in the provision in the second quarter of 2014 compared to the second quarter of 2013 is driven by increases in specific reserves on impaired loans. The provision for loan losses for the six months ended June 30, 2014 was $1.5 million compared to $3.1 million during the same period in the prior year. The decrease in the year-to-date provision for loan losses in the current year compared to the prior year is driven by improving asset quality, the impact of lower historical loss factors, and the first quarter’s net loan recovery in 2014.

Allowance for Loan Losses

The allowance for loan losses increased $1.2 million from December 31, 2013 to $31.4 million at June 30, 2014. The ALL as a percentage of the total loan portfolio, adjusted for acquisition accounting (non-GAAP), was 1.11% at June 30, 2014, an increase from 1.10% from December 31, 2013 and a decrease from 1.29% at June 30, 2013. The allowance for loan losses as a percentage of the total loan portfolio, unadjusted for acquisition accounting, was 0.60% at June 30, 2014, 0.99% at December 31, 2013, and 1.14% at June 30, 2013. The decrease in the unadjusted allowance ratio was primarily attributable to improving credit quality metrics (as a percentage of total loans) and the acquisition of StellarOne. In acquisition accounting, there is no carryover of previously established allowance for loan losses.

The nonaccrual loan coverage ratio was 135.8% at June 30, 2014, compared to 200.4% at December 31, 2013, and 127.1% at June 30, 2013. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
Balance, beginning of period	$30,907	$30,135	$33,877	$34,333	$34,415
Loans charged-off:
Commercial	476	70	2,619	147	274
Real estate	695	438	2,342	2,104	1,175
Consumer	369	379	876	342	354
Total loans charged-off	1,540	887	5,837	2,593	1,803
Recoveries:
Commercial	84	65	161	46	293
Real estate	193	1,392	524	80	143
Consumer	235	202	204	211	285
Total recoveries	512	1,659	889	337	721
Net charge-offs	1,028	(772)	4,948	2,256	1,082
Provision for loan losses	1,500	-	1,206	1,800	1,000
Balance, end of period	$31,379	$30,907	$30,135	$33,877	$34,333

Allowance for loan losses to loans	0.60%	0.59%	0.99%	1.13%	1.14%
ALL to loans, adjusted for acquisition	1.11%	1.09%	1.10%	1.25%	1.29%
Net charge-offs to total loans	0.08%	(0.06)%	0.65%	0.30%	0.14%
Provision to total loans	0.11%	0.00%	0.16%	0.24%	0.13%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of the quarters ended (dollars in thousands):

	June 30,		March 31,		December 31,		September 30,		June 30,
	2014		2014		2013		2013		2013
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$2,239	7.1%	$2,162	7.0%	$1,932	6.4%	$2,098	6.2%	$2,087	6.1%
Real estate	26,876	85.7%	26,519	85.8%	25,242	83.8%	28,334	83.6%	28,849	84.0%
Consumer	2,264	7.2%	2,226	7.2%	2,961	9.8%	3,445	10.2%	3,397	9.9%
Total	$31,379	100.0%	$30,907	100.0%	$30,135	100.0%	$33,877	100.0%	$34,333	100.0%

(1) The percent represents the loan balance divided by total loans.

Deposits

As of June 30, 2014, total deposits were $5.7 billion, an increase of $2.5 billion, or 77.2%, from December 31, 2013 and an increase of $2.5 billion, or 75.6%, from June 30, 2013, a result of the addition of the deposit accounts acquired through the StellarOne acquisition. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.4 billion accounted for 30.6% of total interest-bearing deposits at June 30, 2014. The Company continues to experience a shift from time deposits into lower cost transaction (demand deposits, NOW, money market, and savings) accounts. This shift is driven by the Company’s focus on acquiring low cost deposits and customer preference for liquidity in a historically low interest rate environment.

The community bank segment may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of both June 30, 2014 and 2013, there were none purchased and included in certificates of deposit on the Company’s Consolidated Balance Sheet. Maturities of time deposits as of June 30, 2014 are as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total	Percent Of Total Deposits
Maturities of time deposits of $100,000 and over	$74,839	$219,210	$294,410	$588,459	10.26%
Maturities of other time deposits	102,076	323,149	374,745	799,970	13.95%
Total time deposits	$176,915	$542,359	$669,155	$1,388,429	24.21%

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

The following table summarizes the Company’s regulatory capital and related ratios for the periods presented (dollars in thousands):

	June 30,	December 31,	June 30,
	2014	2013	2013
Tier 1 capital	$727,802	$428,489	$415,219
Tier 2 capital	35,433	36,870	41,119
Total risk-based capital	763,235	465,359	456,338
Risk-weighted assets	5,625,736	3,284,430	3,174,791

Capital ratios:
Tier 1 risk-based capital ratio	12.94%	13.05%	13.08%
Total risk-based capital ratio	13.57%	14.17%	14.37%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.48%	10.70%	10.45%
Common equity to assets	13.37%	10.49%	10.56%
Tangible common equity to tangible assets	9.23%	8.94%	8.92%

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

Had the new minimum capital ratios described above been effective as of June 30, 2014, based on management’s interpretation and understanding of the new rules, the Company would have remained “well capitalized” as of such date.

NON-GAAP MEASURES

In reporting the results of June 30, 2014, the Company has provided supplemental performance measures on an operating or tangible basis. Operating measures exclude acquisition costs unrelated to the Company’s normal operations. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Tangible common equity is used in the calculation of certain capital and per share ratios. The Company believes tangible common equity and the related ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses.

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

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Alternative Performance Measures (non-GAAP)
Operating Earnings
Net Income (GAAP)	$14,780	$9,463	$22,595	$18,446
Plus: Merger and conversion related expense, after tax	3,043	919	12,059	919
Net operating earnings (non-GAAP)	$17,823	$10,382	$34,654	$19,365

Operating earnings per share - Basic	$0.38	$0.42	$0.74	$0.78
Operating earnings per share - Diluted	0.38	0.42	0.74	0.78

Operating ROA	0.98%	1.03%	0.96%	0.96%
Operating ROE	7.30%	9.58%	7.07%	8.95%
Operating ROTCE	11.10%	11.54%	10.71%	10.78%

Community Bank Segment Operating Earnings
Net Income (GAAP)	$15,382	$9,169	$24,577	$17,973
Plus: Merger and conversion related expense, after tax	3,043	919	12,059	919
Net operating earnings (non-GAAP)	$18,425	$10,088	$36,636	$18,892

Operating earnings per share - Basic	$0.40	$0.41	$0.79	$0.76
Operating earnings per share - Diluted	0.40	0.41	0.79	0.76

Operating ROA	1.02%	1.01%	1.02%	0.95%
Operating ROE	7.60%	9.52%	7.56%	8.92%
Operating ROTCE	11.59%	11.51%	11.52%	10.80%

Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$63,715	$37,403	$127,473	$75,157
FTE adjustment	2,101	1,295	4,065	2,551
Net Interest Income (FTE)	$65,816	38,698	131,538	77,708
Noninterest Income (GAAP)	16,704	11,299	30,904	21,133
Noninterest Expense (GAAP)	$59,475	$34,283	$127,256	$67,783
Merger and conversion related expense	4,661	919	17,829	919
Noninterest Expense (Non-GAAP)	$54,814	$33,364	$109,427	$66,864

Operating Efficiency Ratio FTE (non-GAAP)	66.43%	66.73%	67.36%	67.65%

Community Bank Segment Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$63,401	$36,960	$126,927	$74,147
FTE adjustment	2,102	1,294	4,064	2,553
Net Interest Income (FTE)	$65,503	38,254	130,991	76,700
Noninterest Income (GAAP)	13,846	6,798	25,917	12,945
Noninterest Expense (GAAP)	$55,349	$29,793	$118,591	$59,338
Merger and conversion related expense	4,661	919	17,829	919
Noninterest Expense (Non-GAAP)	$50,688	$28,874	$100,762	$58,419

Operating Efficiency Ratio FTE (non-GAAP)	63.88%	64.09%	64.22%	65.17%

Tangible Common Equity
Ending equity	$976,969	$428,429	$976,969	$428,429
Less: Ending goodwill	296,876	59,400	296,876	59,400
Less: Ending core deposit intangibles	36,479	13,821	36,479	13,821
Ending tangible common equity	$643,614	$355,208	$643,614	$355,208

Average equity	$978,894	$434,640	$988,329	$436,301
Less: Average trademark intangible	-	-	-	3
Less: Average goodwill	296,876	59,400	296,876	59,400
Less: Average core deposit intangibles	37,962	14,266	39,199	14,741
Average tangible common equity	$644,056	$360,974	$652,254	$362,157

The allowance for loan losses, adjusted for acquisition accounting (non-GAAP) ratio includes an adjustment for the credit mark on acquired performing loans. The acquired performing loans are reported net of the related credit mark in loans, net of unearned income, on the Company’s Consolidated Balance Sheet; therefore, the credit mark is added back to the balance to represent the total loan portfolio. The adjusted allowance for loan losses, including the credit mark, represents the total reserve on the Company’s loan portfolio. The PCI loans, net of the respective credit mark, are removed from the loans, net of unearned income, as these loans are not covered by the allowance established by the Company unless changes in expected cash flows indicate that one of the PCI loan pools are impaired, at which time an allowance for PCI loans will be established. GAAP requires the acquired allowance for loan losses not be carried over in an acquisition or merger. The Company believes the presentation of the allowance for loan losses, adjusted for acquisition accounting ratio is useful to investors because the acquired loans were purchased at a market discount with no allowance for loan losses carried over to the Company, and the credit mark on the purchased performing loans represents the allowance associated with those purchased loans. The Company believes that this measure is a better reflection of the reserves on the Company’s loan portfolio. The following table shows the allowance for loan losses as a percentage of the total loan portfolio, adjusted for acquisition accounting (dollars in thousands):

	June 30,	December 31,	June 30,
	2014	2013	2013
Allowance for loan losses	$31,379	$30,135	$34,333
Remaining credit mark on purchased performing loans	25,632	3,341	4,251
Adjusted allowance for loan losses	57,011	33,476	38,584

Loans, net of unearned income	$5,233,069	$3,039,368	$3,000,855
Remaining credit mark on purchased performing loans	25,632	3,341	4,251
Less: PCI loans, net of credit mark	131,107	3,622	3,973
Adjusted loans, net of unearned income	$5,127,594	$3,039,087	$3,001,133

Allowance for loan losses ratio	0.60%	0.99%	1.14%
Allowance for loan losses ratio, adjusted for acquisition accounting	1.11%	1.10%	1.29%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended June 30, 2014 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+300 basis points	5.18	13,737
+200 basis points	3.64	9,650
+100 basis points	1.54	4,092
Most likely rate scenario	-	-
-100 basis points	(1.68)	(4,454)
-200 basis points	(4.55)	(12,068)
-300 basis points	(5.36)	(14,194)

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended June 30, 2014 (dollars in thousands):

	Change In Economic Value of Equity
	%	$
Change in Yield Curve:
+300 basis points	(1.36)	(17,882)
+200 basis points	(0.15)	(1,911)
+100 basis points	0.33	4,272
Most likely rate scenario	-	-
-100 basis points	(2.57)	(33,735)
-200 basis points	(7.71)	(101,081)
-300 basis points	(8.63)	(113,170)

The shock down 200 or 300 basis points analysis is not as meaningful since interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points.  While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity in rates down scenarios.

ITEM 4 – CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Litigation Relating to the StellarOne Acquisition

In a press release issued on June 10, 2013, the Company announced the signing of a definitive merger agreement for the acquisition of StellarOne. The Company closed the acquisition of StellarOne on January 1, 2014. On June 14, 2013, in response to the initial announcement of the definitive merger agreement, Jaclyn Crescente, individually and on behalf of all other StellarOne shareholders, filed a class action complaint against StellarOne, its current directors, StellarOne Bank, and the Company, in the U.S. District Court for the Western District of Virginia, Charlottesville Division (the “District Court”) (Case No. 3:13-cv-00021-NKM). The complaint alleged that the StellarOne directors breached their fiduciary duties by approving the merger with the Company and that the Company aided and abetted in such breaches of duty. The complaint sought, among other things, money damages. StellarOne and the Company believe that the claims were without merit; however, in order to eliminate the expense and uncertainties of further litigation, all the defendants entered into a memorandum of understanding with the plaintiffs in order to settle the litigation prior to the merger. Under the terms of the memorandum of understanding, the plaintiffs agreed to settle the lawsuit and release the defendants from all claims, subject to approval by the District Court. On May 19, 2014, the District Court approved the memorandum of understanding and the class action settlement in the case.

ITEM 1A - RISK FACTORS

There have been no other material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

The following information describes the Company’s stock repurchases during the six months ended June 30, 2014:

Period	Total number of shares purchased (1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plan	Approximate value of shares that may yet be purchased under the plan ($)

February 26 - February 28, 2014	206,886	25.01	206,886	59,826,000

March 3 - March 31, 2014	303,629	25.62	303,629	52,047,000

April 1 - April 30, 2014	390,818	25.14	390,818	42,222,000

May 1 - May 30, 2014	251,642	24.93	251,642	35,948,000

June 1 - June 30, 2014	189,100	25.47	189,100	31,131,000

Total	1,342,075	25.24	1,342,075	31,131,000

(1)On January 31, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015. The Company intends to continue to repurchase shares under this program.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description
3.01	Bylaws of Union Bankshares Corporation, as amended as of June 26, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on July 1, 2014)
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00

Interactive data files formatted in eXtensible Business Reporting Language for the quarter ended June 30, 2014 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)   These files are furnished and deemed not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation
(Registrant)

Date: August 6, 2014	By:	/s/ G. William Beale
G. William Beale,
President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2014	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

-78 -