Form 10-Q
period 2014-09-30
Union Bankshares Corp
filed 2014-11-05
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The number of shares of common stock outstanding as of October 31, 2014 was 45,453,897.

UNION BANKSHARES CORPORATION

FORM 10-Q

ii

Glossary of Acronyms

ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union First Market Bank
bps	–	Basis points
the Company	–	Union Bankshares Corporation
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
Exchange Act	–	Securities Exchange Act of 1934
FASB	–	Financial Accounting Standards Board
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FDIC	–	Federal Deposit Insurance Corporation
FHLB	–	Federal Home Loan Bank of Atlanta
FRB or Federal Reserve	–	Board of Governors of the Federal Reserve System
GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
LIBOR	–	London Interbank Offered Rate
NPA	–	Nonperforming assets
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCI	–	Purchased credit impaired
SEC	–	Securities and Exchange Commission
StellarOne	–	StellarOne Corporation
TDR	–	Troubled debt restructuring
UMG	–	Union Mortgage Group, Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents:
Cash and due from banks	$112,891	$66,090
Interest-bearing deposits in other banks	35,489	6,781
Money market investments	1	1
Federal funds sold	311	151
Total cash and cash equivalents	148,692	73,023

Securities available for sale, at fair value	1,095,636	677,348
Restricted stock, at cost	48,554	26,036

Loans held for sale, net	31,469	53,185

Loans, net of unearned income	5,171,003	3,039,368
Less allowance for loan losses	32,109	30,135
Net loans	5,138,894	3,009,233

Bank premises and equipment, net	138,549	82,815
Other real estate owned, net of valuation allowance	37,754	34,116
Core deposit intangibles, net	34,089	11,980
Goodwill	296,876	59,400
Other assets	223,821	149,435
Total assets	$7,194,334	$4,176,571

LIABILITIES
Noninterest-bearing demand deposits	1,204,343	691,674
Interest-bearing deposits	4,429,707	2,545,168
Total deposits	5,634,050	3,236,842

Securities sold under agreements to repurchase	33,517	52,455
Other short-term borrowings	195,000	211,500
Long-term borrowings	299,162	199,359
Other liabilities	54,932	38,176
Total liabilities	6,216,661	3,738,332

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000 and 36,000,000, respectively; issued and outstanding, 45,514,028 shares and 24,976,434 shares, respectively.	60,267	33,020
Surplus	651,178	170,770
Retained earnings	254,260	236,639
Accumulated other comprehensive income (loss)	11,968	(2,190)
Total stockholders' equity	977,673	438,239

Total liabilities and stockholders' equity	$7,194,334	$4,176,571

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$62,340	$38,895	$184,996	$116,806
Interest on federal funds sold	-	-	1	1
Interest on deposits in other banks	21	3	41	14
Interest and dividends on securities:
Taxable	3,883	1,849	11,391	5,856
Nontaxable	3,347	2,094	10,005	6,135
Total interest and dividend income	69,591	42,841	206,434	128,812

Interest expense:
Interest on deposits	3,027	3,371	7,833	11,033
Interest on federal funds purchased	3	26	49	62
Interest on short-term borrowings	108	62	373	170
Interest on long-term borrowings	1,974	1,524	6,226	4,533
Total interest expense	5,112	4,983	14,481	15,798

Net interest income	64,479	37,858	191,953	113,014
Provision for loan losses	1,800	1,800	3,300	4,850
Net interest income after provision for loan losses	62,679	36,058	188,653	108,164

Noninterest income:
Service charges on deposit accounts	4,458	2,474	13,281	7,093
Other service charges, commissions and fees	5,055	3,185	15,138	9,214
Gains on securities transactions, net	995	5	1,449	47
Gains on sales of mortgage loans, net of commissions	2,598	2,061	7,925	10,581
Losses on sales of bank premises	(79)	(7)	(384)	(337)
Other operating income	3,715	1,498	10,236	3,751
Total noninterest income	16,742	9,216	47,645	30,349

Noninterest expenses:
Salaries and benefits	26,060	17,416	83,726	53,294
Occupancy expenses	4,902	2,820	15,184	8,439
Furniture and equipment expenses	3,050	1,665	8,555	5,250
Communications expense	1,291	698	3,740	2,070
Technology and data processing	3,280	2,013	9,145	5,778
Professional services	1,400	795	3,897	2,183
Marketing and advertising expense	2,064	1,017	4,821	3,177
FDIC assessment premiums and other insurance	1,577	759	4,563	2,305
OREO and credit-related expenses	6,559	1,601	10,254	3,159
Amortization of intangible assets	2,391	921	7,462	2,912
Acquisition and conversion costs	1,695	473	19,524	1,393
Other expenses	5,652	3,954	16,306	11,955
Total noninterest expenses	59,921	34,132	187,177	101,915

Income before income taxes	19,500	11,142	49,121	36,598
Income tax expense	4,576	3,196	11,602	10,206
Net income	$14,924	$7,946	$37,519	$26,392
Earnings per common share, basic	$0.33	$0.32	$0.81	$1.06
Earnings per common share, diluted	$0.33	$0.32	$0.81	$1.06

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$14,924	$7,946	$37,519	$26,392
Other comprehensive income (loss):
Cash flow hedges:

Change in fair value of cash flow hedges	(228)	293	(431)	1,049
Reclassification adjustment for losses included in net income (net of tax, $89 and $87 for the three months and $231 and $291 for the nine months ended September 30, 2014 and 2013)	164	161	428	540

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period (net of tax, $968 and $212 for the three months and $7,992 and $6,580 for the nine months ended September 30, 2014 and 2013)	1,798	(393)	14,843	(12,220)
Reclassification adjustment for (gains) losses included in net income (net of tax, $348 and $2 for the three months and $367 and $17 for the nine months ended September 30, 2014 and 2013)	(647)	(3)	(682)	(30)
Other comprehensive income (loss)	1,087	58	14,158	(10,661)
Comprehensive income	$16,011	$8,004	$51,677	$15,731

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in thousands, except share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance - December 31, 2012	$33,510	$176,635	$215,634	$10,084	$435,863
Net income - 2013			26,392		26,392
Other comprehensive loss (net of tax, $6,597)				(10,661)	(10,661)
Dividends on Common Stock ($.40 per share)			(9,296)		(9,296)
Stock purchased under stock repurchase plan (500,000 shares)	(664)	(8,835)			(9,499)
Issuance of common stock under Dividend Reinvestment Plan (37,182 shares)	50	656	(706)		-
Issuance of common stock under Equity Compensation Plans (16,845 shares)	21	248			269
Vesting of restricted stock under Equity Compensation Plans (12,120 shares)	16	(16)			-
Net settle for taxes on Restricted Stock Awards (2,563 shares)	(3)	(16)			(19)
Stock-based compensation expense		622			622
Balance - September 30, 2013	$32,930	$169,294	$232,024	$(577)	$433,671

Balance - December 31, 2013	$33,020	$170,770	$236,639	$(2,190)	$438,239
Net income - 2014			37,519		37,519
Other comprehensive income (net of tax, $7,625)				14,158	14,158
Issuance of Common Stock in regard to acquisition (22,147,874 shares)	29,457	520,066			549,523
Dividends on Common Stock ($.43 per share)			(19,020)		(19,020)
Stock purchased under stock repurchase plan (1,731,025 shares)	(2,303)	(41,174)			(43,477)
Issuance of common stock under Dividend Reinvestment Plan (37,489 shares)	50	828	(878)		-
Issuance of common stock under Equity Compensation Plans (67,057 shares)	89	983			1,072
Issuance of common stock for services rendered (14,374 shares)	19	343			362
Vesting of restricted stock under Equity Compensation Plans (14,707 shares)	20	(20)			-
Net settle for taxes on Restricted Stock Awards (63,916 shares)	(85)	(1,480)			(1,565)
Stock-based compensation expense		862			862
Balance - September 30, 2014	$60,267	$651,178	$254,260	$11,968	$977,673

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in thousands)

	2014	2013
Operating activities:	(Unaudited)	(Unaudited)
Net income	$37,519	$26,392
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of bank premises and equipment	8,160	4,542
Writedown of OREO	7,265	491
Amortization, net	18,351	10,675
Accretion and amortization related to acquisition, net	(7,870)	-
Provision for loan losses	3,300	4,850
Gains on securities transactions, net	(1,449)	(47)
Decrease in loans held for sale, net	33,093	109,519
(Gains) losses on sales of other real estate owned, net	(128)	224
Losses on bank premises, net	384	337
Stock-based compensation expenses	862	622
Issuance of common stock grants for services	362	-
Net decrease (increase) in other assets	12,115	(26,255)
Net (decrease) increase in other liabilities	(3,791)	7,266
Net cash and cash equivalents provided by operating activities	108,173	138,616
Investing activities:
Purchases of securities available for sale	(351,153)	(177,948)
Proceeds from sales of securities available for sale	273,447	42,843
Proceeds from maturities, calls and paydowns of securities available for sale	111,390	106,327
Net decrease (increase) in loans	100,844	(48,515)
Net increase in bank premises and equipment	(5,262)	(2,981)
Proceeds from sales of other real estate owned	9,929	5,085
Improvements to other real estate owned	(262)	(460)
Cash acquired in bank acquisitions	49,989	-
Net cash and cash equivalents provided by (used in) investing activities	188,922	(75,649)
Financing activities:
Net increase in noninterest-bearing deposits	100,629	51,298
Net decrease in interest-bearing deposits	(175,918)	(124,140)
Net (decrease) increase in short-term borrowings	(84,665)	18,932
Net increase in long-term borrowings (1)	1,518	1,668
Cash dividends paid - common stock	(19,020)	(9,296)
Repurchase of common stock	(43,477)	(9,499)
Issuance of common stock	1,072	269
Taxes paid related to net share settlement of equity awards	(1,565)	(19)
Net cash and cash equivalents used in financing activities	(221,426)	(70,787)
Increase (decrease) in cash and cash equivalents	75,669	(7,820)
Cash and cash equivalents at beginning of the period	73,023	82,902
Cash and cash equivalents at end of the period	$148,692	$75,082

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$21,210	$16,258
Income taxes	12,400	7,900

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on securities available for sale	$21,786	$(18,846)
Changes in fair value of interest rate swap loss	(3)	1,589
Transfers from loans to other real estate owned	5,257	7,227
Transfers from bank premises to other real estate owned	10,866	988

Transactions related to bank and branch acquisitions
Assets acquired	2,959,212	-
Liabilities assumed	2,647,165	-

(1) See Note 6 "Borrowings" related to 2014 activity.
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

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

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718)”, should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and is intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The Company is currently assessing the impact that ASU 2014-14 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

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

	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013
	(unaudited)	(unaudited)
Total revenues (net interest income plus noninterest income)	$82,180	$246,972
Net income	$17,827	$54,834

Acquisition-related expenses associated with the acquisition of StellarOne were $1.7 million and $19.5 million for the three and nine months ended September 30, 2014, and $473,000 and $1.4 million for the three and nine months ended September 30, 2013, respectively.  Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, integrating operations, and employee severances, which have been expensed as incurred.

A summary of acquisition-related expenses associated with the StellarOne acquisition included in the Consolidated Statements of Income is as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Salaries and employee benefits	$200	$-	$7,878	$-
Professional services	122	473	3,717	1,393
Other costs of operations	1,373	-	7,929	-
Total	$1,695	$473	$19,524	$1,393

3.	SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of September 30, 2014 and December 31, 2013 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2014
U.S. government and agency securities	$1,328	$603	$-	$1,931
Obligations of states and political subdivisions	419,525	17,545	(1,413)	435,657
Corporate and other bonds	79,069	264	(434)	78,899
Mortgage-backed securities	562,229	8,605	(1,506)	569,328
Other securities	9,823	33	(35)	9,821
Total securities	$1,071,974	$27,050	$(3,388)	$1,095,636

December 31, 2013
U.S. government and agency securities	$1,654	$499	$-	$2,153
Obligations of states and political subdivisions	255,335	6,107	(6,612)	254,830
Corporate and other bonds	9,479	115	(160)	9,434
Mortgage-backed securities	405,389	4,954	(2,981)	407,362
Other securities	3,617	26	(74)	3,569
Total securities	$675,474	$11,701	$(9,827)	$677,348

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank requires the Bank to maintain stock with a par value equal to 6% of its outstanding capital. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $23.8 million and $6.7 million as of September 30, 2014 and December 31, 2013 and FHLB stock in the amount of $24.7 million and $19.3 million as of September 30, 2014 and December 31, 2013, respectively.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2014
Obligations of states and political subdivisions	$5,156	$(62)	$53,000	$(1,351)	$58,156	$(1,413)
Mortgage-backed securities	142,368	(507)	45,989	(999)	188,357	(1,506)
Corporate bonds and other securities	32,090	(154)	4,477	(315)	36,567	(469)
Totals	$179,614	$(723)	$103,466	$(2,665)	$283,080	$(3,388)

December 31, 2013
Obligations of states and political subdivisions	$80,368	$(5,504)	$8,886	$(1,108)	$89,254	$(6,612)
Mortgage-backed securities	168,297	(2,806)	24,254	(175)	192,551	(2,981)
Corporate bonds and other securities	6,804	(80)	1,720	(154)	8,524	(234)
Totals	$255,469	$(8,390)	$34,860	$(1,437)	$290,329	$(9,827)

As of September 30, 2014, there were $103.5 million, or 75 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $2.7 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. As of December 31, 2013, there were $34.9 million, or 23 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.4 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities.

The following table presents the amortized cost and estimated fair value of securities as of September 30, 2014 and December 31, 2013, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$17,809	$17,855	$6,791	$6,796
Due after one year through five years	37,812	38,801	21,666	22,497
Due after five years through ten years	282,900	289,141	116,735	119,269
Due after ten years	733,453	749,839	530,282	528,786
Total securities available for sale	$1,071,974	$1,095,636	$675,474	$677,348

Securities with a carrying value of $371.1 million and $188.2 million as of September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes.

During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the quarter ended September 30, 2014, and in accordance with the guidance, no OTTI was recognized.

Based on the assessment for the quarter ended September 30, 2011 and in accordance with the guidance, the Company determined that a single issuer trust preferred security incurred credit-related OTTI of $400,000, which was recognized in earnings for the quarter ended September 30, 2011. During the quarter ended June 30, 2014, the trust preferred security was called at a premium.  As a result, the Company recognized a gain on the call of the previously written down security of $400,000 in the second quarter of 2014.

OTTI recognized for the periods presented is summarized as follow (dollars in thousands):

OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2013	$400
Reductions for securities sold during the period (realized)	(400)
Cumulative credit losses on investment securities, through September 30, 2014	$-

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of unearned income, and consist of the following at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30,	December 31,
	2014	2013
Commercial:
Commercial Construction	$303,576	$213,675
Commercial Real Estate - Owner Occupied	856,615	500,764
Commercial Real Estate - Non-Owner Occupied	1,423,093	755,905
Raw Land and Lots	210,557	187,529
Single Family Investment Real Estate	407,972	237,640
Commercial and Industrial	380,613	215,702
Other Commercial	79,356	52,490
Consumer:
Mortgage	489,076	237,414
Consumer Construction	76,991	48,984
Indirect Auto	194,633	174,843
Indirect Marine	40,347	38,633
HELOCs	496,145	281,579
Credit Card	23,736	23,211
Other Consumer	188,293	70,999
Total	$5,171,003	$3,039,368

The following table shows the aging of the Company’s loan portfolio, by class, at September 30, 2014 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	PCI (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$-	$-	$-	$4,455	$672	$298,449	$303,576
Commercial Real Estate - Owner Occupied	4,401	1,153	784	27,710	676	821,891	856,615
Commercial Real Estate - Non-Owner Occupied	903	168	5,347	38,831	1,145	1,376,699	1,423,093
Raw Land and Lots	356	-	121	8,804	5,074	196,202	210,557
Single Family Investment Real Estate	1,208	976	100	19,337	4,202	382,149	407,972
Commercial and Industrial	1,346	257	473	4,642	3,005	370,890	380,613
Other Commercial	366	-	2,271	2,242	62	74,415	79,356
Consumer:
Mortgage	16,436	4,260	3,903	9,367	4,346	450,764	489,076
Consumer Construction	592	198	821	534	-	74,846	76,991
Indirect Auto	1,333	280	231	-	-	192,789	194,633
Indirect Marine	56	-	-	-	226	40,065	40,347
HELOCs	4,281	1,034	648	2,121	510	487,551	496,145
Credit Card	198	116	214	-	-	23,208	23,736
Other Consumer	1,534	838	1,205	1,700	361	182,655	188,293
Total	$33,010	$9,280	$16,118	$119,743	$20,279	$4,972,573	$5,171,003

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2013 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	PCI (net of credit mark)	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$-	$-	$-	$-	$1,596	$212,079	$213,675
Commercial Real Estate - Owner Occupied	514	-	258	-	2,037	497,955	500,764
Commercial Real Estate - Non-Owner Occupied	185	42	1,996	-	175	753,507	755,905
Raw Land and Lots	922	545	-	2,457	2,560	181,045	187,529
Single Family Investment Real Estate	1,783	277	563	275	1,689	233,053	237,640
Commercial and Industrial	348	152	220	-	3,848	211,134	215,702
Other Commercial	87	1	50	-	126	52,226	52,490
Consumer:
Mortgage	6,779	1,399	1,141	-	2,446	225,649	237,414
Consumer Construction	-	-	208	-	-	48,776	48,984
Indirect Auto	2,237	252	349	7	-	171,998	174,843
Indirect Marine	459	-	-	-	288	37,886	38,633
HELOCs	2,124	422	1,190	787	43	277,013	281,579
Credit Card	105	133	281	-	-	22,692	23,211
Other Consumer	888	124	490	96	227	69,174	70,999
Total	$16,431	$3,347	$6,746	$3,622	$15,035	$2,994,187	$3,039,368

Nonaccrual loans totaled $20.3 million and $15.0 million at September 30, 2014 and December 31, 2013, respectively. There were no nonaccrual loans excluded from impaired loan disclosures in 2014 or 2013. Loans past due 90 days or more and accruing interest totaled $16.1 million and $6.7 million at September 30, 2014 and December 31, 2013, respectively.

The following table shows the PCI commercial and consumer loan portfolios, by class and their delinquency status, at September 30, 2014 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Construction	$382	$698	$3,375	$4,455
Commercial Real Estate - Owner Occupied	1,218	989	25,503	27,710
Commercial Real Estate - Non-Owner Occupied	2,531	1,776	34,524	38,831
Raw Land and Lots	663	-	8,141	8,804
Single Family Investment Real Estate	1,903	2,745	14,689	19,337
Commercial and Industrial	592	277	3,773	4,642
Other Commercial	514	791	937	2,242
Consumer:
Mortgage	3,342	2,884	3,141	9,367
Consumer Construction	-	534	-	534
HELOCs	399	625	1,097	2,121
Other Consumer	185	174	1,341	1,700
Total	$11,729	$11,493	$96,521	$119,743

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

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans related to the StellarOne acquisition, by class at September 30, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$6,289	$6,390	$-	$6,392	$163
Commercial Real Estate - Owner Occupied	9,721	10,046	-	10,227	213
Commercial Real Estate - Non-Owner Occupied	22,966	23,066	-	23,158	839
Raw Land and Lots	45,652	48,404	-	57,544	1,889
Single Family Investment Real Estate	2,975	3,396	-	3,555	106
Commercial and Industrial	2,781	5,881	-	6,203	8
Other Commercial	962	966	-	990	43
Consumer:
Mortgage	2,459	2,490	-	2,502	19
Indirect Auto	-	11	-	13	-
Indirect Marine	90	191	-	191	-
HELOCs	678	822	-	980	8
Other Consumer	89	207	-	209	-
Total impaired loans without a specific allowance	$94,662	$101,870	$-	$111,964	$3,288

Loans with a specific allowance
Commercial:
Commercial Construction	$383	$383	$201	$353	$9
Commercial Real Estate - Owner Occupied	8,113	8,317	761	9,398	356
Commercial Real Estate - Non-Owner Occupied	10,701	10,685	506	11,037	406
Raw Land and Lots	3,759	3,789	487	4,426	71
Single Family Investment Real Estate	7,773	9,234	733	8,904	171
Commercial and Industrial	4,463	4,768	456	5,012	171
Other Commercial	432	449	39	480	22
Consumer:
Mortgage	3,984	4,064	740	4,095	50
Consumer Construction	376	376	34	377	14
Indirect Marine	332	536	14	540	12
HELOCs	580	635	13	649	14
Other Consumer	451	467	121	474	6
Total impaired loans with a specific allowance	$41,347	$43,703	$4,105	$45,745	$1,302
Total impaired loans	$136,009	$145,573	$4,105	$157,709	$4,590

The following table shows the Company’s impaired loans, by class, at December 31, 2013 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$10,520	$10,523	$-	$9,073	$282
Commercial Real Estate - Owner Occupied	4,281	4,648	-	4,845	206
Commercial Real Estate - Non-Owner Occupied	15,012	15,100	-	15,288	572
Raw Land and Lots	52,259	52,551	-	61,606	2,024
Single Family Investment Real Estate	5,520	6,021	-	6,396	261
Commercial and Industrial	4,035	6,835	-	7,083	195
Other Commercial	55	134	-	134	-
Consumer:
Mortgage	1,361	1,361	-	1,374	60
Indirect Auto	11	19	-	26	-
Indirect Marine	495	874	-	887	42
HELOCs	1,604	1,755	-	1,921	11
Other Consumer	162	211	-	214	-
Total impaired loans without a specific allowance	$95,315	$100,032	$-	$108,847	$3,653

Loans with a specific allowance
Commercial:
Commercial Construction	$357	$692	$135	$1,136	$9
Commercial Real Estate - Owner Occupied	3,797	3,937	284	4,000	181
Commercial Real Estate - Non-Owner Occupied	549	597	76	616	40
Raw Land and Lots	1,875	1,905	83	1,985	101
Single Family Investment Real Estate	3,389	3,676	335	3,894	114
Commercial and Industrial	2,722	3,086	204	3,214	84
Other Commercial	255	269	35	254	6
Consumer:
Mortgage	4,041	4,147	660	4,183	123
Other Consumer	321	343	151	350	10
Total impaired loans with a specific allowance	$17,306	$18,652	$1,963	$19,632	$668
Total impaired loans	$112,621	$118,684	$1,963	$128,479	$4,321

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. TDRs totaled $29.0 million and $41.8 million as of September 30, 2014 and December 31, 2013, respectively. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology. For the quarter ended September 30, 2014, the recorded investment in restructured loans prior to modifications was not materially impacted by the modification.

The following table provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014			December 31, 2013
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	1	$690	$-	1	$684	$-
Commercial Real Estate - Owner Occupied	3	690	-	4	2,278	-
Commercial Real Estate - Non-Owner Occupied	4	3,918	-	6	3,771	-
Raw Land and Lots	11	16,084	-	15	20,741	-
Single Family Investment Real Estate	8	1,892	-	13	3,497	-
Commercial and Industrial	9	1,075	123	7	1,125	-
Other Commercial	1	207	-	-	-	-
Consumer:
Mortgage	8	1,587	-	10	2,318	-
Other Consumer	3	100	-	3	106	-
Total performing	48	$26,243	$123	59	$34,520	$-

Nonperforming
Commercial:
Commercial Construction	1	$253	$-	3	$947	$-
Commercial Real Estate - Owner Occupied	2	157	-	3	283	-
Raw Land and Lots	1	937	-	2	3,973	-
Single Family Investment Real Estate	-	-	-	1	50	-
Commercial and Industrial	5	486	-	8	1,195	-
Other Commercial	1	62	-	-	-	-
Consumer:
Mortgage	2	774	-	2	794	-
Other Consumer	1	59	-	1	62	-
Total nonperforming	13	$2,728	$-	20	$7,304	$-

Total performing and nonperforming	61	$28,971	$123	79	$41,824	$-

The Company considers a default of a restructured loan to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three months ended September 30, 2014 and 2013, the Company did not identify any restructured loans that went into default that had been restructured in the twelve-month period prior to default. During the nine months ended September 30, 2014, the Company identified one loan, totaling approximately $24,000, that went into default that had been restructured in the twelve-month period prior to the time of default. This loan was a mortgage loan which had a term modification at a market rate. During the nine months ended September 30, 2013, the Company identified one loan, totaling approximately $43,000, that went into default that had been restructured in the twelve-month period prior to the time of default. This loan was a raw land and lot loan which was modified to an interest only loan with a market rate of interest.

The following table shows, by class and modification type, TDRs that occurred during the three and nine months ended September 30, 2014 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2014		September 30, 2014
	No. of Loans	Recorded investment at period end	No. of Loans	Recorded investment at period end
Term modification, at a market rate
Commercial:
Commercial Real Estate - Non-Owner Occupied	1	$989	1	$989
Single Family Investment Real Estate	-	-	1	110
Commercial and Industrial	-	-	1	33
Other Commercial	-	-	2	269
Total loan term extended at a market rate	1	$989	5	$1,401

Total	1	$989	5	$1,401

The following table shows, by class and modification type, TDRs that occurred during the three and nine months ended September 30, 2013 (dollars in thousands):

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

The following table shows the allowance for loan loss activity, balances for allowance for credit losses, and loans based on impairment methodology by portfolio segment for the nine months ended September 30, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of the year	$19,856	$10,227	$52	$30,135
Recoveries credited to allowance	1,999	866	-	2,865
Loans charged off	(1,991)	(2,200)	-	(4,191)
Provision charged to operations	1,455	1,793	52	3,300
	$21,319	$10,686	$104	$32,109

Ending Balance, ALL:
Loans individually evaluated for impairment	$3,183	$922	$-	$4,105
Loans collectively evaluated for impairment	18,136	9,764	104	28,004
Loans acquired with deteriorated credit quality	-	-	-	-
Total	$21,319	$10,686	$104	$32,109

Ending Balance, Loans:
Loans individually evaluated for impairment	$125,310	$8,855	$-	$134,165
Loans collectively evaluated for impairment	3,430,451	1,486,644	-	4,917,095
Loans acquired with deteriorated credit quality	106,021	13,722	-	119,743
Total	$3,661,782	$1,509,221	$-	$5,171,003

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

The following table shows the allowance for loan loss activity, balances for allowance for credit losses, and loans based on impairment methodology by portfolio segment for the nine months ended September 30, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

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

The following table shows all loans, excluding PCI loans, in the commercial portfolios by class with their related risk rating current as of September 30, 2014 (dollars in thousands):

	1-3	4	5	6	7	8	Total
Commercial Construction	$20,850	$250,160	$13,214	$11,597	$3,300	$-	$299,121
Commercial Real Estate - Owner Occupied	174,759	609,379	16,544	18,255	9,968	-	828,905
Commercial Real Estate - Non-Owner Occupied	294,645	1,004,064	40,097	13,246	32,210	-	1,384,262
Raw Land and Lots	12,356	124,968	14,568	3,797	46,064	-	201,753
Single Family Investment Real Estate	62,225	299,539	9,874	7,175	9,822	-	388,635
Commercial and Industrial	131,104	225,795	6,811	5,194	7,067	-	375,971
Other Commercial	33,174	34,284	7,037	1,224	1,395	-	77,114
Total	$729,113	$2,548,189	$108,145	$60,488	$109,826	$-	$3,555,761

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

The following table shows only PCI loans in the commercial portfolios by class with their related risk rating and credit quality indicator information current as of September 30, 2014 (dollars in thousands):

	4	5	6	7	8	Total
Commercial Construction	$-	$-	$3,375	$609	$471	$4,455
Commercial Real Estate - Owner Occupied	530	5,938	7,375	13,867	-	27,710
Commercial Real Estate - Non-Owner Occupied	1,654	295	16,148	20,734	-	38,831
Raw Land and Lots	1,414	1,465	2,464	3,461	-	8,804
Single Family Investment Real Estate	2,757	873	6,689	9,018	-	19,337
Commercial and Industrial	478	-	1,193	2,931	40	4,642
Other Commercial	-	-	282	1,960	-	2,242
Total	$6,833	$8,571	$37,526	$52,580	$511	$106,021

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

The following shows changes in the Company’s PCI loan portfolio and accretable yield for loans accounted for under ASC 310-30 for the periods presented (dollars in thousands):

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2014		September 30, 2013
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$2,980	$3,622	$3,147	$4,565
Additions	34,653	145,454	-	-
Accretion	(5,681)	-	-	-
Charge-offs	(472)	-	(54)	(96)
Transfers to OREO	-	(1,006)	-	(201)
Payments received, net	-	(28,327)	-	(317)
Other, net	(1,678)	-	-	-
Balance at end of period	$29,802	$119,743	$3,093	$3,951

Loans in the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, totaled $1.9 billion at September 30, 2014 and $377.8 million at December 31, 2013; the remaining discount on these loans totaled $25.1 million and $3.3 million, respectively.

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

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2014
Amortizable core deposit intangibles	$76,185	$42,096	$34,089

December 31, 2013
Amortizable core deposit intangibles	$46,615	$34,635	$11,980

September 30, 2013
Amortizable core deposit intangibles	$46,615	$33,715	$12,900

Amortization expense of core deposit intangibles for the three and nine months ended September 30, 2014 totaled $2.4 million and $7.5 million, respectively, for the three and nine months ended September 30, 2013 totaled $921,000 and $2.9 million, respectively, and for the year ended December 31, 2013 was $3.8 million. As of September 30, 2014, the estimated remaining amortization expense of core deposit intangibles is as follows (dollars in thousands):

For the remaining three months of 2014	$2,334
For the year ending December 31, 2015	8,444
For the year ending December 31, 2016	6,932
For the year ending December 31, 2017	5,590
For the year ending December 31, 2018	4,144
For the year ending December 31, 2019	3,093
Thereafter	3,552
Total estimated amortization expense	$34,089

6.	BORROWINGS

Short-term Borrowings

Total short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Also included in total short-term borrowings are federal funds purchased, which are overnight borrowings from other financial institutions, and short-term FHLB advances. Total short-term borrowings consist of the following as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30,	December 31,
	2014	2013
Securities sold under agreements to repurchase	$33,517	$52,455
Other short-term borrowings	195,000	211,500
Total short-term borrowings	$228,517	$263,955

Maximum month-end outstanding balance	$274,281	$263,955
Average outstanding balance during the period	238,104	119,433
Average interest rate during the period	0.24%	0.30%
Average interest rate at end of period	0.20%	0.30%

Other short-term borrowings:
Federal funds purchased	$-	$31,500
FHLB	$195,000	$180,000

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $150.0 million and $93.5 million at September 30, 2014 and December 31, 2013, respectively. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Bank had a collateral dependent line of credit with the FHLB of up to $1.5 billion and $805.2 million at September 30, 2014 and December 31, 2013, respectively.

Long-term Borrowings

In connection with certain bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. In connection with the acquisition of StellarOne, the Company acquired trust preferred capital notes totaling $32.0 million with a remaining fair value discount of $7.3 million at September 30, 2014. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Principal	Investment(1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	2.99%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	1.64%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	2.97%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	3.34%	6/26/2033
Total	$90,500,000	$2,801,000

(1) reported as 'Other Assets' within the Consolidated Balance Sheets

As part of a prior acquisition, the Company assumed subordinated debt with terms of LIBOR plus 1.45% and a maturity date of April 2016. At September 30, 2014, the carrying value of the subordinated debt was $17.5 million, with a remaining fair value discount of $774,000.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s Consolidated Balance Sheet. In accordance with ASC 470-50, Modifications and Extinguishments, the Company will amortize this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings in the Company’s Consolidated Income Statement. Amortization expense for the three and nine months ended September 30, 2014 and 2013 was $452,000 and $1.3 million and $441,000 and $1.3 million, respectively.

In connection with the StellarOne acquisition, the Company assumed $70.0 million in long-term borrowings with the FHLB with a remaining fair value premium of $2.4 million at September 30, 2014. As of September 30, 2014, the advances from the FHLB consisted of the following (dollars in thousands):

Long Term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	0.68%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	0.69%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	0.69%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	0.69%	11/23/2022	10,000
Fixed Rate	-	3.62%	11/28/2017	10,000
Fixed Rate	-	3.44%	7/28/2015	10,000
Fixed Rate	-	3.75%	7/30/2018	5,000
Fixed Rate	-	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	-	2.11%	10/5/2016	25,000
Fixed Rate Hybrid	-	0.91%	7/25/2016	15,000
				$210,000

As of December 31, 2013, the advances from the FHLB consisted of the following (dollars in thousands):

Long Term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	0.69%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	0.70%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	0.70%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	0.70%	11/23/2022	10,000
				$140,000

The carrying value of the loans and securities pledged as collateral for FHLB advances totaled $1.1 billion and $1.1 billion as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Debt	FHLB Advances	Fair Value Premium (Discount)	Prepayment Penalty	Total Long-term Borrowings
Remaining three months in 2014	$-	$-	$-	$75	$(455)	$(380)
2015	-	-	10,000	175	(1,831)	8,344
2016	-	17,500	40,000	271	(1,882)	55,889
2017	-	-	10,000	170	(1,923)	8,247
2018	-	-	10,000	(143)	(1,970)	7,887
2019	-	-	-	(286)	(2,018)	(2,304)
Thereafter	93,301	-	140,000	(5,923)	(5,899)	221,479
Total long-term borrowings	$93,301	$17,500	$210,000	$(5,661)	$(15,978)	$299,162

7.	COMMITMENTS AND CONTINGENCIES

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

Litigation Relating to the StellarOne Acquisition

In a press release issued on June 10, 2013, the Company announced the signing of a definitive merger agreement for the acquisition of StellarOne. The Company closed the acquisition of StellarOne on January 1, 2014. On June 14, 2013, in response to the initial announcement of the definitive merger agreement, Jaclyn Crescente, individually and on behalf of all other StellarOne shareholders, filed a class action complaint against StellarOne, its current directors, StellarOne Bank, and the Company, in the U.S. District Court for the Western District of Virginia, Charlottesville Division (the “District Court”) (Case No. 3:13-cv-00021-NKM). The complaint alleged that the StellarOne directors breached their fiduciary duties by approving the merger with the Company and that the Company aided and abetted in such breaches of duty. The complaint sought, among other things, money damages. StellarOne and the Company believed that the claims were without merit; however, in order to eliminate the expense and uncertainties of further litigation, all the defendants entered into a memorandum of understanding with the plaintiffs in order to settle the litigation prior to the merger. Under the terms of the memorandum of understanding, the plaintiffs agreed to settle the lawsuit and release the defendants from all claims, subject to approval by the District Court. On May 19, 2014, the District Court approved the memorandum of understanding and the class action settlement in the case.

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

UMG, a wholly owned subsidiary of the Bank, uses rate lock commitments during the origination process and for loans held for sale. These commitments to sell loans are designed to mitigate UMG’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale. The Company held approximately $3.1 million and $2.0 million in loans available for sale in which the related rate lock commitment had expired as of September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, the reserves associated with these loans held for sale were $104,000 and $94,000, respectively, and are reflected on the balance sheet of the mortgage segment.

The following table presents the balances of commitments and contingencies (dollars in thousands):

	September 30,	December 31,
	2014	2013
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$1,576,050	$891,680
Standby letters of credit	139,459	48,107
Mortgage loan rate lock commitments	70,343	54,834
Total commitments with off-balance sheet risk	$1,785,852	$994,621

Commitments with balance sheet risk:
Loans held for sale	$31,469	$53,185
Total other commitments	$1,817,321	$1,047,806

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended September 30, 2014 and December 31, 2013, the aggregate amount of daily average required reserves was approximately $50.2 million and $16.0 million, respectively.

The Company has approximately $18.9 million in deposits in other financial institutions, of which $5.7 million serves as collateral for the trust swaps discussed in Note 8 “Derivatives” in the “Notes to Consolidated Financial Statements.” The Company had approximately $12.1 million in deposits in other financial institutions that were uninsured at September 30, 2014. On an annual basis, the Company’s management evaluates the loss risk of its uninsured deposits in financial counter-parties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 8 “Derivatives” in the “Notes to Consolidated Financial Statements” for additional information.

In the ordinary course of business, the Company records an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates; as of September 30, 2014 and December 31, 2013, the Company’s indemnification reserve was $840,000 and $627,000, respectively.

8.	DERIVATIVES

The Company has three interest rate swap agreements (the “trust swaps”) as part of the management of interest rate risk related to the trust preferred capital notes further described in Note 6 “Borrowings” in the “Notes to Consolidated Financial Statements”. The Company designated the trust swaps as a cash flow hedge intended to protect against the variability of cash flows associated with the aforementioned preferred capital securities. The trust swaps hedge the interest rate risk, wherein the Company receives interest of LIBOR from a counterparty and pays a weighted average fixed rate of 2.77% to the same counterparty calculated on a notional amount of $68.0 million. The terms of the trust swaps range from three to six years.

During the third quarter of 2013, the Company entered into eight interest rate swap agreements (the “prime loan swaps”) as part of the management of interest rate risk. The Company designated the prime loan swaps as cash flow hedges intended to protect the Company against the variability in the expected future cash flows on the designated variable rate loan products. During the first quarter of 2014, the Company discontinued four of the prime loan swaps with a total notional amount of $45.0 million, which were in place at December 31, 2013. The unrealized gain reclassified to earnings related to these four prime loan swaps was not material to the Company’s consolidated financial statements. The remaining four prime loan swaps hedge the underlying cash flows, wherein the Company receives a fixed interest rate ranging from 4.71% to 5.20% from the counterparty and pays interest based on the Wall Street Journal prime index, with a spread of up to 1.00%, to the same counterparty calculated on a notional amount of $55.0 million. One of the four prime loan swaps contains a floor rate of 4.00%. The terms of the four prime loan swaps is six years with a fixed rate that started September 17, 2013.

During 2014, the Company entered into four swaps (“FHLB advance swaps”) with a total notional amount of $140.0 million.  The Company designated the FHLB advance swaps as a cash flow hedge intended to protect against the variability in the expected future cash flows on the designated variable rate FHLB borrowings.  The FHLB advance swaps hedge the interest rate risk, wherein the Company will receive an interest rate based on the three month LIBOR from the counterparty and pays an interest rate ranging from 3.16% to 3.46% to the same counterparty calculated on the notional amount.  The swaps are deferred starting swaps with terms of six years and five years and effective dates of February 23, 2017 and February 23, 2018, respectively.

All swaps were entered into with counterparties that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. As of September 30, 2014, the Company had $5.7 million of cash pledged as collateral for the trust swaps and securities with a market value of $4.9 million pledged as collateral for the prime loan swaps and FHLB advance swaps.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815, Derivatives and Hedging, the Company has designated the trust swaps, prime loan swaps, and FHLB advance swaps as cash flow hedges, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in “Other expense” in the Consolidated Statements of Income. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedges are deemed to be effective. At September 30, 2014, the fair value of the Company’s cash flow hedges was an unrealized loss of $5.0 million, the amount the Company would have expected to pay if the contract was terminated. The liability is recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

Shown below is a summary of the derivatives designated as cash flow hedges at September 30, 2014 and December 31, 2013 (dollars in thousands):

		Notional			Receive		Pay		Life
	Positions	Amount	Asset	Liability	Rate		Rate		(Years)
As of September 30, 2014
Pay fixed - receive floating interest rate swaps	7	$208,000	$-	$5,049	0.24	%(1)	2.77	%(1)	2.38	(1)

Receive fixed - pay floating interest rate swaps	4	$55,000	$33	$-	4.93%		3.55%		4.97

(1) Due to their deferred nature, the rates and the life exclude the four FHLB advance swaps.

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2013
Pay fixed - receive floating interest rate swaps	1	$36,000	$-	$3,046	0.25%	3.51%	3.46

Receive fixed - pay floating interest rate swaps	8	$100,000	$-	$516	5.17%	3.89%	5.72

During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” in the Consolidated Balance Sheets. As of September 30, 2014, the Company had securities with a market value of $2.0 million pledged as collateral for the loan swaps. Shown below is a summary regarding loan swap derivative activities at September 30, 2014 and December 31, 2013 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of September 30, 2014
Receive fixed - pay floating interest rate swaps	29	$103,943	$828	$-	4.32%	2.55%	7.49
Pay fixed - receive floating interest rate swaps	29	$103,943	$-	$828	2.55%	4.32%	7.49

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2013
Receive fixed - pay floating interest rate swaps	1	$718	$33	$-	4.58%	2.92%	8.59
Pay fixed - receive floating interest rate swaps	1	$718	$-	$33	2.92%	4.58%	8.59

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

During the first quarter of 2014, and in connection with the acquisition of StellarOne, the Company began recording the rate lock commitments derivative on its balance sheet at fair value.  Because the amounts associated with the rate lock commitments were determined to be immaterial, the Company did not record the value of the rate locks in any period prior to January 1, 2014.  While the rate lock commitment derivative is still considered immaterial to the consolidated financial statements, the Company began recording this asset on its Consolidated Balance Sheets within “Loans held for sale, net” post-acquisition when integrating the acquired mortgage operations of StellarOne.  The Company’s derivative related to rate lock commitments had a notional amount of $70.3 million at September 30, 2014 with a fair value of $612,000.  This derivative instrument does not qualify for hedge accounting; as a result, changes in fair value are recognized in current period earnings as a component of “Gain on sale of mortgage loans, net of commissions.”

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedge	Total
Balance - June 30, 2014	$14,202	$(3,321)	$10,881

Other comprehensive income (loss)	1,798	(228)	1,570

Amounts reclassified from accumulated other comprehensive income	(647)	164	(483)
Net current period other comprehensive income (loss)	1,151	(64)	1,087

Balance - September 30, 2014	$15,353	$(3,385)	$11,968

	Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Total
Balance - December 31, 2013	$1,192	$(3,382)	$(2,190)

Other comprehensive income	14,843	(431)	14,412
Amounts reclassified from accumulated other comprehensive income	(682)	428	(254)
Net current period other comprehensive income	14,161	(3)	14,158

Balance - September 30, 2014	$15,353	$(3,385)	$11,968

The change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedge	Total
Balance - June 30, 2013	$2,719	$(3,354)	$(635)

Other comprehensive income (loss)	(393)	293	(100)

Amounts reclassified from accumulated other comprehensive income	(3)	161	158
Net current period other comprehensive income (loss)	(396)	454	58

Balance - September 30, 2013	$2,323	$(2,900)	$(577)

	Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Total
Balance - December 31, 2012	$14,573	$(4,489)	$10,084

Other comprehensive income (loss)	(12,220)	1,049	(11,171)
Amounts reclassified from accumulated other comprehensive income	(30)	540	510
Net current period other comprehensive income (loss)	(12,250)	1,589	(10,661)

Balance - September 30, 2013	$2,323	$(2,900)	$(577)

Reclassifications of unrealized gains (losses) on available for sale securities are reported in the Consolidated Income Statement as "Gains on securities transactions, net" with the corresponding income tax effect being reflected as a component of income tax expense. Excluding OTTI recovery of $400,000 in the second quarter of 2014, the Company reported gains of $995,000 and $1.0 million for the three and nine months ended September 30, 2014, respectively, and gains of $5,000 and $47,000 for the three and nine months ended September, 30, 2013, respectively, related to gains/losses on the sale of securities. The tax effect of these transactions during the three and nine months ended September 30, 2014 and 2013 were $348,000 and $367,000 and $2,000 and $17,000, respectively, which were included as a component of income tax expense.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense in the Consolidated Income Statement with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $253,000 and $659,000 and $248,000 and $831,000 for the three and nine months ended September 30, 2014 and 2013, respectively. The tax effect of these transactions during the three and nine months ended September 30, 2014 and 2013 were $89,000 and $231,000 and $87,000 and $291,000, respectively, which were included as a component of income tax expense.

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

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale that are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. However, this value is adjusted by a pull-through rate which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. The Company used a weighted average pull-through rate of approximately 90%. As of September 30, 2014, this derivative is recorded as a component of “Loans held for sale, net” on the Consolidated Balance Sheet.

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

The Company uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2014 and December 31, 2013.

The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 (dollars in thousands):

	Fair Value Measurements at September 30, 2014 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap	$-	$828	$-	$828
Cash flow hedges	-	33	-	33
Interest rate lock commitments	-	-	612	612
Securities available for sale:
U.S. government and agency securities	-	1,931	-	1,931
Obligations of states and political subdivisions	-	435,657	-	435,657
Corporate and other bonds	-	78,899	-	78,899
Mortgage-backed securities	-	569,328	-	569,328
Other securities	-	9,821	-	9,821

LIABILITIES
Interest rate swap	$-	$828	$-	$828
Cash flow hedges	-	5,049	-	5,049

	Fair Value Measurements at December 31, 2013 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Interest rate swap	$-	$33	$-	$33
Securities available for sale:
U.S. government and agency securities	-	2,153	-	2,153
Obligations of states and political subdivisions	-	254,830	-	254,830
Corporate and other bonds	-	9,434	-	9,434
Mortgage-backed securities	-	407,362	-	407,362
Other securities	-	3,569	-	3,569

LIABILITIES
Interest rate swap	$-	$33	$-	$33
Cash flow hedges	-	3,562	-	3,562

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. Nonrecurring fair value adjustments for the three and nine months ended September 30, 2014 totaled $139,000 and $225,000, respectively, and for the three and nine months ended September 30, 2013 were $177,000 and $363,000, respectively. Gains and losses on the sale of loans are recorded within the mortgage segment and are reported on a separate line item in the Consolidated Statements of Income.

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

Other real estate owned

OREO is evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Fair values of OREO are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation.

Total valuation expenses related to OREO properties for the three and nine months ended September 30, 2014 totaled $6.2 million and $7.3 million, respectively, and for both the three and nine months ended September 30, 2013 were $491,000. During the third quarter of 2014, the Company reevaluated its OREO sales strategies in light of limited progress in selling properties in inactive rural markets that have continued to struggle coming out of the economic downturn and for which transaction volume for comparable sales has been slow or nonexistent. With the shift in strategy to more aggressively market this OREO, the Company obtained appraisals that reflect the newly determined highest and best use of the underlying assets.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013 (dollars in thousands):

	Fair Value Measurements at September 30, 2014 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$30,857	$-	$30,857
Impaired loans	-	-	26,910	26,910
Other real estate owned	-	-	37,754	37,754

	Fair Value Measurements at December 31, 2013 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$53,185	$-	$53,185
Impaired loans	-	-	7,985	7,985
Other real estate owned	-	-	34,116	34,116

The following table displays quantitative information about Level 3 Fair Value Measurements at September 30, 2014 (dollars in thousands):

	Fair Value Measurements at September 30, 2014
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
ASSETS
Commercial Construction	$2	Market comparables	Discount applied to market comparables (1)	0%
Commercial Real Estate - Owner Occupied	5,628	Market comparables	Discount applied to market comparables (1)	25%
Commercial Real Estate - Non-Owner Occupied	9,731	Market comparables	Discount applied to market comparables (1)	16%
Raw Land and Lots	2,483	Market comparables	Discount applied to market comparables (1)	1%
Single Family Investment Real Estate	5,189	Market comparables	Discount applied to market comparables (1)	15%
Commercial and Industrial	1,102	Market comparables	Discount applied to market comparables (1)	27%
Other (2)	2,775	Market comparables	Discount applied to market comparables (1)	6%
Total Impaired Loans	26,910

Other real estate owned	37,754	Market comparables	Discount applied to market comparables (1)	32%
Total	$64,664

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2014 and December 31, 2013, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2014 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$148,692	$148,692	$-	$-	$148,692
Securities available for sale	1,095,636	-	1,095,636	-	1,095,636
Restricted stock	48,554	-	48,554	-	48,554
Interest rate lock commitments	612	-	-	612	612
Loans held for sale	30,857	-	30,857	-	30,857
Net loans	5,138,894	-	-	5,167,987	5,167,987
Interest rate swap	828	-	828	-	828
Cash flow hedges	33	-	33	-	33
Accrued interest receivable	21,260	-	21,260	-	21,260

LIABILITIES
Deposits	$5,634,050	$-	$5,634,121	$-	$5,634,121
Borrowings	527,679	-	508,702	-	508,702
Accrued interest payable	1,963	-	1,963	-	1,963
Interest rate swap	828	-	828	-	828
Cash flow hedges	5,049	-	5,049	-	5,049

		Fair Value Measurements at December 31, 2013 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$73,023	$73,023	$-	$-	$73,023
Securities available for sale	677,348	-	677,348	-	677,348
Restricted stock	26,036	-	26,036	-	26,036
Loans held for sale	53,185	-	53,185	-	53,185
Net loans	3,009,233	-	-	3,035,504	3,035,504
Interest rate swap	33	-	33	-	33
Accrued interest receivable	15,000	-	15,000	-	15,000

LIABILITIES
Deposits	$3,236,842	$-	$3,238,777	$-	$3,238,777
Borrowings	463,314	-	443,237	-	443,237
Accrued interest payable	902	-	902	-	902
Interest rate swap	33	-	33	-	33
Cash flow hedges	3,562	-	3,562	-	3,562

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

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) provides for the granting of stock-based awards in the form of incentive stock options (“incentive stock options,” intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986), non-statutory stock options, and nonvested stock to attract, retain, and reward key employees of the Company and its subsidiaries. The Company issues new shares to satisfy stock-based awards. Under the plan, the option price cannot be less than the fair market value of the stock on the grant date, and the stock option’s maximum term is ten years from the date of grant and vests in equal annual installments of 20% over a five year vesting schedule. The 2011 Plan became effective on January 1, 2011 after its approval by shareholders at the annual meeting of shareholders held on April 26, 2011. The following table summarizes the shares available in the 2011 Plan as of September 30, 2014:

2011 Plan
Beginning Authorization	1,000,000
Granted	(516,727)
Expired, forfeited, or cancelled	50,260
Remaining available for grant	533,533

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

For the three months ended September 30, 2014 and 2013, the Company recognized stock-based compensation expense (included in salaries and benefits expense) of approximately $308,000 and $297,000 ($227,000 and $236,000 net of tax), respectively, and for the nine months ended September 30, 2014 and 2013, recognized $862,000 and $622,000 ($641,000 and $505,000 net of tax), respectively. Stock-based compensation expense represents approximately $0.01 per common share for both the three months ended September 30, 2014 and 2013, and $0.02 per common share for both the nine months ended September 30, 2014 and 2013.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2014:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2013	402,946	$16.48
Options converted upon StellarOne acquisition	124,217	20.88
Exercised	(67,057)	16.89
Expired	(60,579)	22.91
Options outstanding, September 30, 2014	399,527	16.81
Options exercisable, September 30, 2014	273,971	18.16

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

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of September 30, 2014:

	Stock Options Vested or Expected to Vest	Exercisable
Stock options (number of shares)	398,809	273,971
Weighted average remaining contractual life in years	5.22	4.48
Weighted average exercise price on shares above water	$14.38	$14.68
Aggregate intrinsic value	$2,815,845	$1,670,373

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

The following table summarizes the restricted stock activity for the nine months ended September 30, 2014:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Balance, December 31, 2013	260,763	$16.47
Granted	134,431	24.29
Net settle for taxes	(63,916)	24.83
Vested	(14,707)	14.64
Forfeited	(25,377)	20.94
Balance, September 30, 2014	291,194	20.04

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of September 30, 2014 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining three months of 2014	$79	$480	$559
For year ending December 31, 2015	233	1,469	1,702
For year ending December 31, 2016	130	1,155	1,285
For year ending December 31, 2017	15	443	458
For year ending December 31, 2018	-	56	56
Total	$457	$3,603	$4,060

12.	EARNINGS PER SHARE

Basic EPS was computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

There were approximately 155,433 and 273,355 shares underlying anti-dilutive awards for the three months ended September 30, 2014 and 2013, respectively, and there were approximately 130,499 and 200,787 shares underlying anti-dilutive awards for the nine months ended September 30, 2014 and 2013, respectively. Anti-dilutive awards were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2014 and 2013 (in thousands except per share data):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months ended September 30, 2014
Net income, basic	$14,924	45,649	$0.33
Add: potentially dilutive common shares - stock awards	-	89	-
Diluted	$14,924	45,738	$0.33

For the Three Months ended September 30, 2013
Net income, basic	$7,946	24,895	$0.32
Add: potentially dilutive common shares - stock awards	-	68	-
Diluted	$7,946	24,963	$0.32

For the Nine Months ended September 30, 2014
Net income, basic	$37,519	46,269	$0.81
Add: potentially dilutive common shares - stock awards	-	98	-
Diluted	$37,519	46,367	$0.81

For the Nine Months ended September 30, 2013
Net income, basic	$26,392	24,987	$1.06
Add: potentially dilutive common shares - stock awards	-	44	-
Diluted	$26,392	25,031	$1.06

13.	SEGMENT REPORTING DISCLOSURES

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

Both of the Company’s reportable segments are service-based. The mortgage business is a fee-based business while the bank is driven principally by net interest income. The bank segment provides a distribution and referral network through its customers for the mortgage loan origination business. The mortgage segment offers a more limited referral network for the bank segment.

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charged the mortgage banking segment interest at the one month LIBOR rate plus 1.5% with no floor. These transactions are eliminated in the consolidation process. A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 is as follows (dollars in thousands):

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

SEGMENT FINANCIAL INFORMATION

(Dollars in thousands)

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended September 30, 2014
Net interest income	$64,162	$317	$-	$64,479
Provision for loan losses	1,800	-	-	1,800
Net interest income after provision for loan losses	62,362	317	-	62,679
Noninterest income	14,308	2,604	(170)	16,742
Noninterest expenses	56,188	3,903	(170)	59,921
Income (loss) before income taxes	20,482	(982)	-	19,500
Income tax expense (benefit)	4,930	(354)	-	4,576
Net income (loss)	$15,552	$(628)	$-	$14,924
Total assets	$7,189,047	$41,857	$(36,570)	$7,194,334

Three Months Ended September 30, 2013
Net interest income	$37,465	$393	$-	$37,858
Provision for loan losses	1,800	-	-	1,800
Net interest income after provision for loan losses	35,665	393	-	36,058
Noninterest income	7,322	2,062	(168)	9,216
Noninterest expenses	29,904	4,396	(168)	34,132
Income (loss) before income taxes	13,083	(1,941)	-	11,142
Income tax expense (benefit)	3,902	(706)	-	3,196
Net income (loss)	$9,181	$(1,235)	$-	$7,946
Total assets	$4,041,661	$69,010	$(63,563)	$4,047,108

Nine Months Ended September 30, 2014
Net interest income	$191,090	$863	$-	$191,953
Provision for loan losses	3,300	-	-	3,300
Net interest income after provision for loan losses	187,790	863	-	188,653
Noninterest income	40,224	7,932	(511)	47,645
Noninterest expenses	174,780	12,908	(511)	187,177
Income (loss) before income taxes	53,234	(4,113)	-	49,121
Income tax expense (benefit)	13,106	(1,504)	-	11,602
Net income (loss)	$40,128	$(2,609)	$-	$37,519
Total assets	$7,189,047	$41,857	$(36,570)	$7,194,334

Nine Months Ended September 30, 2013
Net interest income	$111,612	$1,402	$-	$113,014
Provision for loan losses	4,850	-	-	4,850
Net interest income after provision for loan losses	106,762	1,402	-	108,164
Noninterest income	20,266	10,586	(503)	30,349
Noninterest expenses	89,242	13,176	(503)	101,915
Income (loss) before income taxes	37,786	(1,188)	-	36,598
Income tax expense (benefit)	10,633	(427)	-	10,206
Net income (loss)	$27,153	$(761)	$-	$26,392
Total assets	$4,041,661	$69,010	$(63,563)	$4,047,108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Union Bankshares Corporation

Richmond, Virginia

We have reviewed the accompanying consolidated balance sheet of Union Bankshares Corporation and subsidiaries as of September 30, 2014, and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2014 and 2013, and the related consolidated changes in stockholders' equity and cash flows for the nine month period ended September 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management.

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

November 5, 2014

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2013. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews consist of reviews by its Loan Review group and reviews performed by an independent third party. Upon origination, each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator. Consumer loans are generally not risk rated; the primary credit quality indicator for this portfolio segment is delinquency status. The Company has various committees that review and ensure that the allowance for loan losses methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.

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

General Reserve Component – The general reserve component covers non-impaired loans and is derived from an estimate of credit losses adjusted for various environmental factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the product of net charge-off historical loss experience to the loan balance of the loan portfolio averaged during the preceding twelve quarters, as management has determined this to adequately reflect the losses inherent in the loan portfolio. The environmental factors consist of national, local, and portfolio characteristics and are applied to both the commercial and consumer segments. The following table shows the types of environmental factors management considers:

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
Charge-off levels in portfolio
Credit concentrations / nature and volume of the portfolio

Unallocated Component – This component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At September 30, 2014, there were no material amounts considered unallocated as part of the allowance for loan losses.

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

ABOUT UNION BANKSHARES CORPORATION

Headquartered in Richmond, Union Bankshares Corporation is the largest community banking organization headquartered in Virginia and operates in all major banking markets of the Commonwealth. Union Bankshares Corporation is the holding company for Union First Market Bank, which provides banking, trust, and wealth management services and has a statewide presence of 131 bank branches and more than 200 ATMs. Non-bank affiliates of the holding company include: Union Investment Services, Inc., which provides full brokerage services; Union Mortgage Group, Inc., which provides a full line of mortgage products; and Union Insurance Group, LLC, which offers various lines of insurance products.

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

Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of or incorporated into this report.

RESULTS OF OPERATIONS

Executive Overview

For the quarter ended September 30, 2014, the Company reported net income of $14.9 million and earnings per share of $0.33. Excluding after-tax acquisition-related expenses of $1.1 million, operating earnings(1) for the quarter were $16.0 million, which represents an increase of $7.6 million, or 90.4%, in operating earnings from the third quarter of 2013, primarily related to the StellarOne acquisition. Operating earnings per share were $0.35 and $0.34 for the quarters ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014, the Company reported net income of $37.5 million and diluted earnings per share of $0.81. Excluding after-tax acquisition-related expenses of $13.2 million, operating earnings(1) for the nine months were $50.7 million, which represents an increase of $22.9 million, or 82.4%, in operating earnings from the first nine months of 2013, primarily related to the StellarOne acquisition. Operating earnings per share were $1.09 and $1.11 for the nine month periods ended September 30, 2014 and 2013, respectively.

The 2014 three and nine month financial results include the financial results of StellarOne, which the Company acquired on January 1, 2014.

•	Third quarter operating earnings(1) for the community bank segment, which excludes after-tax acquisition-related expenses of $1.1 million, were $16.7 million, or $0.36 per share; year-to-date community bank segment operating earnings were $53.3 million, or $1.15 per share.
•	The mortgage segment reported a net loss of $628,000, or $0.01 per share, for the quarter and a net loss of $2.6 million, or $0.06 per share, for the first nine months of 2014.
•	Operating Return on Average Tangible Common Equity(1) (“ROTCE”) was 9.82% for the quarter ended September 30, 2014 compared to operating ROTCE(1) of 9.31% for the quarter ended September 30, 2013. The operating ROTCE(1) of the community bank segment was 10.26% for the third quarter of 2014.
•	Operating Return on Average Assets(1) (“ROA”) was 0.88% for the quarter ended September 30, 2014 compared to operating ROA(1) of 0.83% for the third quarter in 2013. The operating ROA(1) of the community bank segment 0.91% for the third quarter of 2014.
•	Operating efficiency ratio(1) of 69.9% was comparatively flat for the third quarter of 2014 from 69.6% in the third quarter of 2013. The operating efficiency ratio for the community bank segment was 67.7% for the third quarter of 2014.
•	On January 31, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015. As of September 30, 2014, approximately 1.7 million common shares have been repurchased and approximately $21.6 million remained available under the repurchase program.

(1) These supplementary measures are provided because the Company believes they may be valuable to investors. For a reconciliation of the non-GAAP measures operating earnings, EPS, ROTCE, ROA, and efficiency ratio, see “NON-GAAP MEASURES” included in this Item 2.

Net Interest Income

	For the Three Months Ended
	Dollars in thousands
	09/30/14	09/30/13	Change

Average interest-earning assets	$6,423,743	$3,703,449	$2,720,294
Interest income (FTE)	$71,649	$44,157	$27,492
Yield on interest-earning assets	4.43%	4.73%	(30	)bps
Average interest-bearing liabilities	$5,015,129	$2,892,957	$2,122,172
Interest expense	$5,112	$4,983	$129
Cost of interest-bearing liabilities	0.40%	0.68%	(28	)bps
Cost of funds	0.32%	0.53%	(21	)bps
Net Interest Income (FTE)	$66,537	$39,174	$27,363
Net Interest Margin (FTE)	4.11%	4.20%	(9	)bps
Core Net Interest Margin (FTE) (1)	3.92%	4.16%	(24	)bps

(1) Core net interest margin (FTE) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the third quarter of 2014, tax-equivalent net interest income was $66.5 million, an increase of $27.4 million from the third quarter of 2013, a result of a $2.7 billion increase in average interest-earning assets and a $2.1 billion increase in average interest-bearing liabilities, primarily due to the StellarOne acquisition. The third quarter tax-equivalent net interest margin decreased by 9 bps to 4.11% compared to 4.20% in the prior year. Core tax-equivalent net interest margin (which excludes the 19 bps impact of acquisition accounting accretion in the third quarter of 2014 and 4 bps in the third quarter of 2013) decreased by 24 bps from 4.16% in the third quarter of 2013 to 3.92%. Excluding the impact of acquisition accounting accretion in 2014 and 2013, the decline in net interest margin was driven by a decrease in earning asset yields outpacing the decline in cost of interest bearing liabilities. Yields on loans declined as new loans and renewed loans were originated and repriced at lower rates and investment securities yields declined driven by cash flows from securities reinvested at lower yields. In addition, the declines in net interest margin and earning asset yields were affected by the StellarOne acquisition, which carried a lower net interest margin.

	For the Nine Months Ended
	Dollars in thousands
	09/30/14	09/30/13	Change

Average interest-earning assets	$6,438,924	$3,717,470	$2,721,454
Interest income (FTE)	$212,556	$132,680	$79,876
Yield on interest-earning assets	4.41%	4.77%	(36	)bps
Average interest-bearing liabilities	$5,072,398	$2,918,682	$2,153,716
Interest expense	$14,481	$15,798	$(1,317)
Cost of interest-bearing liabilities	0.38%	0.72%	(34	)bps
Cost of funds	0.30%	0.57%	(27	)bps
Net Interest Income (FTE)	$198,075	$116,882	$81,193
Net Interest Margin (FTE)	4.11%	4.20%	(9	)bps
Core Net Interest Margin (FTE) (1)	3.95%	4.16%	(21	)bps

(1) Core net interest margin (FTE) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the nine months ended September 30, 2014, tax-equivalent net interest income was $198.1 million, an increase of $81.2 million from the same period of 2013, a result of a $2.7 billion increase in average interest-earning assets and a $2.2 billion increase in average interest-bearing liabilities, primarily due to the StellarOne acquisition. The year-to-date tax-equivalent net interest margin decreased by 9 bps to 4.11% compared to 4.20% in the prior year. Core tax-equivalent net interest margin (which excludes the 16 bps impact of acquisition accounting accretion in 2014 and 4 bps in 2013) decreased by 21 bps from 4.16% for the nine months ended September 30, 2013 to 3.95%. Excluding the impact of acquisition accounting accretion in 2014 and 2013, the decline in net interest margin was driven by a decrease in earning asset yields outpacing the decline in cost of interest bearing liabilities. Yields on loans declined as new loans and renewed loans were originated and repriced at lower rates and investment securities yields declined driven by cash flows from securities reinvested at lower yields. In addition, the declines in net interest margin and earning asset yields were affected by the StellarOne acquisition, which carried a lower net interest margin.

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

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$738,932	$3,883	2.08%	$375,257	$1,849	1.95%
Tax-exempt	404,371	5,150	5.05%	223,595	3,222	5.72%
Total securities	1,143,303	9,033	3.13%	598,852	5,071	3.36%
Loans, net (2) (3)	5,196,116	62,082	4.74%	2,997,083	38,271	5.07%
Loans held for sale	50,393	513	4.04%	97,993	812	3.29%
Federal funds sold	684	-	0.18%	415	-	0.20%
Money market investments	1	-	0.00%	1	-	0.00%
Interest-bearing deposits in other banks	33,246	21	0.24%	9,105	3	0.14%
Total earning assets	6,423,743	71,649	4.43%	3,703,449	44,157	4.73%
Allowance for loan losses	(31,631)			(34,302)
Total non-earning assets	849,712			368,783
Total assets	$7,241,824			$4,037,930

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$2,582,746	1,247	0.19%	$1,403,513	641	0.18%
Regular savings	554,202	275	0.20%	229,345	174	0.30%
Time deposits (4)	1,370,299	1,505	0.44%	934,302	2,556	1.09%
Total interest-bearing deposits	4,507,247	3,027	0.27%	2,567,160	3,371	0.52%
Other borrowings (5)	507,882	2,085	1.63%	325,797	1,612	1.96%
Total interest-bearing liabilities	5,015,129	5,112	0.40%	2,892,957	4,983	0.68%

Noninterest-bearing liabilities:
Demand deposits	1,194,505			673,823
Other liabilities	52,531			39,838
Total liabilities	6,262,165			3,606,618
Stockholders' equity	979,659			431,312
Total liabilities and stockholders' equity	$7,241,824			$4,037,930

Net interest income		$66,537			$39,174

Interest rate spread (6)			4.03%			4.05%
Interest expense as a percent of average earning assets			0.32%			0.53%
Net interest margin (7)			4.11%			4.20%

(1) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(2) Nonaccrual loans are included in average loans outstanding.

(3) Interest income on loans includes $846,000 and $471,000 for the three months ended September 30, 2014 and 2013 in accretion of the fair market value adjustments related to acquisitions.

(4) Interest expense on certificates of deposits includes $2.0 million and $2,000 for the three months ended September 30, 2014 and 2013 in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on borrowings includes $262,000 and $122,000 for the three months ended September 30, 2014 and 2013 in amortization of the fair market value adjustments related to acquisitions.

(6) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(7) Core net interest margin excludes purchase accounting adjustments and was 3.92% and 4.16% for the three months ended September 30, 2014 and 2013.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$716,996	$11,391	2.12%	$385,023	$5,856	2.03%
Tax-exempt	401,111	15,392	5.13%	217,874	9,438	5.79%
Total securities (2)	1,118,107	26,783	3.20%	602,897	15,294	3.39%
Loans, net (3) (4)	5,240,610	184,257	4.70%	2,979,514	114,413	5.13%
Loans held for sale	51,021	1,474	3.86%	123,860	2,958	3.19%
Federal funds sold	493	1	0.17%	462	1	0.22%
Money market investments	1	-	0.00%	1	-	0.00%
Interest-bearing deposits in other banks	28,692	41	0.19%	10,736	14	0.18%
Total earning assets	6,438,924	212,556	4.41%	3,717,470	132,680	4.77%
Allowance for loan losses	(31,128)			(34,903)
Total non-earning assets	847,608			361,623
Total assets	$7,255,404			$4,044,190

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$2,568,357	3,536	0.18%	$1,401,279	2,055	0.20%
Regular savings	553,501	785	0.19%	223,885	500	0.30%
Time deposits (5)	1,414,674	3,512	0.33%	984,677	8,478	1.15%
Total interest-bearing deposits	4,536,532	7,833	0.23%	2,609,841	11,033	0.57%
Other borrowings (6)	535,866	6,648	1.66%	308,841	4,765	2.06%
Total interest-bearing liabilities	5,072,398	14,481	0.38%	2,918,682	15,798	0.72%

Noninterest-bearing liabilities:
Demand deposits	1,143,942			653,515
Other liabilities	53,660			37,373
Total liabilities	6,270,000			3,609,570
Stockholders' equity	985,404			434,620
Total liabilities and stockholders' equity	$7,255,404			$4,044,190

Net interest income		$198,075			$116,882

Interest rate spread (7)			4.03%			4.05%
Interest expense as a percent of average earning assets			0.30%			0.57%
Net interest margin (8)			4.11%			4.20%

(1) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(2) Interest income on securities includes $0 and $15,000 for the nine months ended September 30, 2014 and 2013 in accretion of the fair market value adjustments.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $81,000 and $1.6 million for the nine months ended September 30, 2014 and 2013 in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on certificates of deposits includes $7.4 million and $5,000 for the nine months ended September 30, 2014 and 2013 in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $412,000 and $367,000 for the nine months ended September 30, 2014 and 2013 in amortization of the fair market value adjustments related to acquisitions.

(7) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(8) Core net interest margin excludes purchase accounting adjustments and was 3.95% and 4.16% for the nine months ended September 30, 2014 and 2013.

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

	Three Months Ended			Nine Months Ended
	September 30, 2014 vs. September 30, 2013			September 30, 2014 vs. September 30, 2013
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$1,904	$130	$2,034	$5,263	$272	$5,535
Tax-exempt	2,344	(416)	1,928	7,137	(1,183)	5,954
Total securities	4,248	(286)	3,962	12,400	(911)	11,489
Loans, net	26,449	(2,638)	23,811	80,158	(10,314)	69,844
Loans held for sale	(455)	156	(299)	(2,008)	524	(1,484)
Federal funds sold	-	-	-	-	-	-
Interest-bearing deposits in other banks	15	3	18	27	-	27
Total earning assets	$30,257	$(2,765)	$27,492	$90,577	$(10,701)	$79,876

Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$571	$35	$606	$1,643	$(162)	$1,481
Regular savings	176	(75)	101	523	(238)	285
Time Deposits	880	(1,931)	(1,051)	2,707	(7,673)	(4,966)
Total interest-bearing deposits	1,627	(1,971)	(344)	4,873	(8,073)	(3,200)
Other borrowings	780	(307)	473	2,952	(1,069)	1,883
Total interest-bearing liabilities	2,407	(2,278)	129	7,825	(9,142)	(1,317)

Change in net interest income	$27,850	$(487)	$27,363	$82,752	$(1,559)	$81,193

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The 2014 and remaining estimated discount/premium and net accretion impact are reflected in the following table (dollars in thousands):

	Loan Accretion	Certificates of Deposit	Borrowings	Total

For the quarter ended March 31, 2014	$(546)	2,921	75	$2,450
For the quarter ended June 30, 2014	(219)	2,460	75	2,316
For the quarter ended September 30, 2014	846	1,998	262	3,106
For the remaining three months of 2014	106	1,536	137	1,779
For the years ending:
2015	1,701	1,843	424	3,968
2016	2,619	-	458	3,077
2017	3,057	-	170	3,227
2018	2,695	-	(143)	2,552
2019	2,152	-	(286)	1,866
Thereafter	13,178	-	(5,923)	7,255

Noninterest Income

	For the Three Months Ended
	Dollars in thousands
	September 30,		Change
	2014	2013	$	%
Noninterest income:
Service charges on deposit accounts	$4,458	$2,474	$1,984	80.2%
Other service charges, commissions and fees	5,055	3,185	1,870	58.7%
Gains on securities transactions, net	995	5	990	NM
Gains on sales of mortgage loans, net of commissions	2,598	2,061	537	26.1%
Losses on bank premises, net	(79)	(7)	(72)	NM
Other operating income	3,715	1,498	2,217	148.0%
Total noninterest income	$16,742	$9,216	$7,526	81.7%

Mortgage segment operations	$(2,604)	$(2,062)	$(542)	26.3%
Intercompany eliminations	170	168	2	1.2%
Community Bank segment	$14,308	$7,322	$6,986	95.4%

NM - Not Meaningful

For the quarter ended September 30, 2014, noninterest income increased $7.5 million, or 81.7%, to $16.7 million from $9.2 million in the third quarter of 2013. A majority of this increase is concentrated in customer related noninterest income (service charges on deposit accounts, debit card interchange income, and income from wealth management services) due to the current quarter impact of the StellarOne acquisition. Gains on sales of mortgage loans, net of commissions, increased $537,000, or 26.1%, from the third quarter of 2013, as improved gain on sale margins outpaced the decline in mortgage loan origination volume of $40.9 million in the third quarter from $218.9 million during the same period in 2013. Gains on sales of mortgage loans include the results of StellarOne’s mortgage segment beginning in the first quarter of 2014.

	For the Nine Months Ended
	Dollars in thousands
	September 30,		Change
	2014	2013	$	%
Noninterest income:
Service charges on deposit accounts	$13,281	$7,093	$6,188	87.2%
Other service charges, commissions and fees	15,138	9,214	5,924	64.3%
Gains on securities transactions	1,449	47	1,402	NM
Gains on sales of mortgage loans, net of commissions	7,925	10,581	(2,656)	-25.1%
Losses on bank premises	(384)	(337)	(47)	NM
Other operating income	10,236	3,751	6,485	172.9%
Total noninterest income	$47,645	$30,349	$17,296	57.0%

Mortgage segment operations	$(7,932)	$(10,586)	$2,654	-25.1%
Intercompany eliminations	511	503	8	1.6%
Community Bank segment	$40,224	$20,266	$19,958	98.5%

NM - Not Meaningful

For the nine months ended September 30, 2014, noninterest income increased $17.3 million, or 57.0%, to $47.6 million from $30.3 million in the first nine months of 2013. The significant majority of this increase is concentrated in customer related noninterest income (service charges on deposit accounts, debit card interchange income, and income from wealth management services) due to the current year impact of the StellarOne acquisition. Gains on sales of mortgage loans, net of commissions, which include the results of StellarOne’s mortgage segment beginning in the first quarter of 2014, decreased $2.7 million, or 25.1%, compared to the first nine months of 2013, primarily driven by the decline in mortgage loan originations of $263.1 million from $785.2 million during the first nine months of 2013.

Noninterest expense

	For the Three Months Ended
	Dollars in thousands
	September 30,		Change
	2014	2013	$	%
Noninterest expense:
Salaries and benefits	$26,060	$17,416	$8,644	49.6%
Occupancy expenses	4,902	2,820	2,082	73.8%
Furniture and equipment expenses	3,050	1,665	1,385	83.2%
OREO and credit-related expenses (1)	6,559	1,601	4,958	309.7%
Acquisition-related expenses	1,695	473	1,222	NM
Other operating expenses	17,655	10,157	7,498	73.8%
Total noninterest expense	$59,921	$34,132	$25,789	75.6%

Mortgage segment operations	$(3,903)	$(4,396)	$493	-11.2%
Intercompany eliminations	170	168	2	1.2%
Community Bank segment	$56,188	$29,904	$26,284	87.9%

NM - Not Meaningful

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the quarter ended September 30, 2014, noninterest expense increased $25.8 million to $59.9 million from $34.1 million when compared to the third quarter of 2013. Excluding acquisition-related costs of $1.7 million in the current quarter and $473,000 in the third quarter of 2013, noninterest expense increased $24.6 million, or 73.0%, compared to the third quarter of the prior year; the increase is primarily due to the acquisition of StellarOne in 2014 and $6.2 million in OREO valuation adjustments recorded in the current quarter. The Company’s operating efficiency ratio, which excludes acquisition costs, was 69.9% compared to 69.6% for the third quarter of 2013.

	For the Nine Months Ended
	Dollars in thousands
	September 30,		Change
	2014	2013	$	%
Noninterest expense:
Salaries and benefits	$83,726	$53,294	$30,432	57.1%
Occupancy expenses	15,184	8,439	6,745	79.9%
Furniture and equipment expenses	8,555	5,250	3,305	63.0%
OREO and credit-related expenses (1)	10,254	3,159	7,095	224.6%
Acquisition-related expenses	19,524	1,393	18,131	NM
Other operating expenses	49,934	30,380	19,554	64.4%
Total noninterest expense	$187,177	$101,915	$85,262	83.7%

Mortgage segment operations	$(12,908)	$(13,176)	$268	-2.0%
Intercompany eliminations	511	503	8	1.6%
Community Bank segment	$174,780	$89,242	$85,538	95.8%

NM - Not Meaningful

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the nine months ended September 30, 2014, noninterest expense increased $85.3 million to $187.2 million from $101.9 million when compared to the first nine months of 2013. Excluding acquisition-related costs of $19.5 million in the first nine months of the year compared to $1.4 million during the same period in the prior year, noninterest expense increased $67.1 million, or 66.8%; the increase is primarily due to the acquisition of StellarOne in 2014 and $7.3 million in OREO valuation adjustments recorded in the current year. The Company’s operating efficiency ratio, which excludes acquisition costs, was comparatively unchanged at 68.2% compared to 68.3% for the first nine months of 2013.

SEGMENT INFORMATION

Community Bank Segment

For the three months ended September 30, 2014, which included the full-quarter impact of the StellarOne acquisition, net income of $15.6 million increased $6.4 million, or 69.4%, from the prior year’s third quarter. Excluding after-tax acquisition-related costs of $1.1 million and $471,000 in the third quarters of 2014 and 2013, respectively, net income increased $7.0 million, or 72.5%. Net interest income increased $26.7 million from the same period last year, largely a result of an increase of $2.7 billion in average earning assets and $2.1 billion in average interest bearing liabilities resulting from the StellarOne acquisition. The provision for loan losses for the current quarter was $1.8 million, unchanged from the same quarter a year ago.

Noninterest income increased $7.0 million from $7.3 million in the third quarter of 2013 to $14.3 million in the third quarter of 2014. The majority of the current quarter increase was in customer related noninterest income (services charges on deposit accounts, debit card interchange income, and income from wealth management services) and is primarily due to the acquisition of StellarOne. Noninterest expense increased $26.3 million from $29.9 million in the third quarter of 2013 to $56.2 million in the current quarter. Excluding current quarter and prior year third quarter acquisition-related costs of $1.7 million and $473,000, respectively, noninterest expense increased $25.1 million compared to the third quarter of 2013. The increase in noninterest expense is largely related to the acquisition of StellarOne and $6.2 million in OREO valuation adjustments taken in the current quarter. The community banking segment’s operating efficiency ratio was 67.7% compared to 63.8% for the third quarter of 2013.

For the nine months ended September 30, 2014, net income increased $13.0 million, or 47.8%, to $40.1 million when compared to the same period a year ago; excluding after-tax acquisition-related costs of $13.2 million and $1.4 million, respectively, in 2014 and 2013, net income increased $24.7 million, or 86.7%. These year-to-date earnings reflect a three-quarter impact of the StellarOne acquisition. Net interest income was $191.1 million, an increase of $79.5 million from the first nine months of 2013, largely a result of an increase of $2.7 billion in average earning assets and $2.2 billion in average interest bearing liabilities resulting from the StellarOne acquisition. The provision for loan losses declined $1.6 million due to improvements in asset quality and current year recovery of a loan that was previously charged-off in 2012.

Noninterest income increased $19.9 million from $20.3 million in the first nine months of 2013 to $40.2 million in the first nine months of 2014. The majority of this year-to-date increase was in customer related noninterest income (services charges on deposit accounts, debit card interchange income, and income from wealth management services) and is primarily due to the acquisition of StellarOne. Noninterest expense increased $85.6 million from $89.2 million in the first nine months of 2013 to $174.8 million in the current year. Excluding acquisition-related costs of $19.5 million and $1.4 million, respectively, in 2014 and 2013, noninterest expense increased $67.4 million compared to the same period in 2013. The increase in noninterest expense is largely related to the acquisition of StellarOne and $7.3 million in OREO valuation adjustments recorded in the current year. The community banking segment’s operating efficiency ratio was 65.4% compared to 64.7% for the first nine months of 2013.

Mortgage Segment

The mortgage segment reported a net loss of $628,000 for the third quarter of 2014, an improvement of $607,000 from a loss of $1.2 million in the third quarter of 2013. The improvement was largely a result of lower operating expenses and higher margins on sales of mortgage loans. Gains on sales of mortgage loans, net of commissions, which includes the results of StellarOne’s mortgage segment beginning in the first quarter of 2014, increased $537,000, or 26.1%, from the third quarter of 2013, despite a decline in mortgage loan originations of $40.9 million. Noninterest expense decreased $493,000, largely a result of lower variable volume-related costs and lower personnel costs.

The mortgage segment reported a net loss of $2.6 million for the first nine months of 2014, an increased loss of $1.8 million from the first nine months of 2013, as elevated expense levels resulting from excess loan origination processing capacity outpaced revenue generated by lower mortgage loan origination volumes. Gains on sales of mortgage loans, net of commissions, which include the results of StellarOne’s mortgage segment beginning in the first quarter of 2014, decreased $2.7 million, or 25.1%, compared to the first nine months of 2013 primarily driven by the decline in mortgage loan originations. Noninterest expense decreased $268,000, largely a result of cost control initiatives and lower volume-related loan production expenses.

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

In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies. Management continues to believe that it is not likely that the Company will realize its deferred tax asset related to net operating losses generated at the state level and accordingly has established a valuation allowance. The Company’s bank subsidiary is not subject to a state income tax in its primary place of business (Virginia). The Company’s other subsidiaries are subject to state income taxes and have generated losses for state income tax purposes which the Company is currently unable to utilize. State net operating loss carryovers will begin to expire after 2026.

The effective tax rate for the three months ended September 30, 2014 and 2013 was 23.5% and 28.7%, respectively; the effective tax rate for the nine months ended September 30, 2014 and 2013 was 23.6% and 27.9%, respectively. The decline in the effective tax rate is primarily related to tax-exempt interest income on the investment portfolio and tax-exempt bank-owned life insurance income being a larger percentage of pre-tax income during 2014 due to elevated merger-related costs included in pre-tax income.

BALANCE SHEET

At September 30, 2014, total assets were $7.2 billion, an increase of $3.0 billion from December 31, 2013 and an increase of $3.1 billion from September 30, 2013, reflecting the impact of the StellarOne acquisition.

On January 1, 2014, the Company acquired StellarOne. Below is a summary of the transaction and related impact on the Company’s balance sheet:

•	The fair value of assets acquired equaled $2.959 billion and the fair value of liabilities assumed equaled $2.647 billion.
•	Total goodwill arising from the transaction equaled $237.5 million.
•	Gross loans acquired equaled $2.283 billion with a fair value of $2.239 billion.
•	Total deposits acquired equaled $2.469 billion with a fair value of $2.480 billion.

At September 30, 2014, loans net of unearned income were $5.2 billion, an increase of $2.1 billion from December 31, 2013. At September 30, 2014, total deposits were $5.6 billion, an increase of $2.4 billion from December 31, 2013.

On January 31, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015. During the nine months ended September 30, 2014, approximately 1.7 million common shares have been repurchased and, as of September 30, 2014, approximately $21.6 million remained available under the repurchase program. As of October 29, 2014, approximately 1.8 million common shares have been repurchased and approximately $20.1 million remained available under the repurchase program.

Securities

At September 30, 2014, the Company had total investments in the amount of $1.1 billion, or 15.9% of total assets, as compared to $703.4 million, or 16.8% of total assets, at December 31, 2013. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. All of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The table below sets forth a summary of the securities available for sale and restricted stock, at fair value as of the dates indicated (dollars in thousands):

	September 30,	December 31,
	2014	2013
U.S. government and agency securities	$1,931	$2,153
Obligations of states and political subdivisions	435,657	254,830
Corporate and other bonds	78,899	9,434
Mortgage-backed securities	569,328	407,362
Other securities	9,821	3,569
Total securities available for sale, at fair value	1,095,636	677,348

Federal Reserve Bank stock	23,834	6,734
Federal Home Loan Bank stock	24,720	19,302
Total restricted stock	48,554	26,036
Total investments	$1,144,190	$703,384

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. The Company determined that a single issuer trust preferred security incurred credit-related OTTI of $400,000 during the year ended December 31, 2011. During the quarter ended June 30, 2014, the trust preferred security was called at a premium.  As a result, the Company recognized a gain on sale of the previously written down security of $400,000 in the second quarter of 2014. No OTTI was recognized in 2012, 2013, or for the first nine months of 2014. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of September 30, 2014 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years and Equity Securities	Total
U.S. government and agency securities:
Amortized cost	$-	$1,310	$-	$18	$1,328
Fair value	-	1,342	-	589	1,931
Weighted average yield (1)	-	2.86	-	-	2.82

Mortgage backed securities:
Amortized cost	69	16,369	155,564	390,227	562,229
Fair value	74	16,706	157,167	395,381	569,328
Weighted average yield (1)	5.56	2.45	1.71	1.93	1.89

Obligations of states and political subdivisions:
Amortized cost	6,084	20,027	120,022	273,392	419,525
Fair value	6,107	20,646	124,670	284,234	435,657
Weighted average yield (1)	3.41	3.62	4.73	5.00	4.83

Corporate bonds and other securities:
Amortized cost	11,656	106	7,314	69,816	88,892
Fair value	11,674	107	7,304	69,635	88,720
Weighted average yield (1)	1.99	4.61	1.07	1.99	1.92

Total securities available for sale:
Amortized cost	17,809	37,812	282,900	733,453	1,071,974
Fair value	17,855	38,801	289,141	749,839	1,095,636
Weighted average yield (1)	2.49	3.09	2.98	3.08	3.04

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of September 30, 2014, the Company maintained a diversified municipal bond portfolio with approximately 75% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the State of Washington represented 10% and issuances within the State of Texas represented 15% of the municipal portfolio; no other state had a concentration above 10%. Approximately 96% of municipal holdings are considered investment grade by Moody’s or Standard & Poor’s. The non-investment grade securities are principally insured Texas municipalities with no underlying rating.  When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of September 30, 2014, the cash, interest-bearing deposits in other banks, money market investments, federal funds sold, loans held for sale, and loans that mature within one year totaled $1.7 billion, or 27.3%, of total earning assets. As of September 30, 2014, approximately $1.5 billion, or 29.4%, of total loans are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments.

Loan Portfolio

Loans, net of unearned income, were $5.2 billion at September 30, 2014 and were $3.0 billion at both December 31, 2013 and September 30, 2013. Loans secured by real estate continue to represent the Company’s largest category, comprising 85.5% of the total loan portfolio at September 30, 2014.

The following table presents the Company’s composition of loans, net of unearned income, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	September 30,		June 30,		March 31,		December 31,		September 30,
	2014		2014		2014		2013		2013
Loans secured by real estate:
Residential 1-4 family	$931,672	18.0%	$940,121	18.0%	$930,744	17.6%	$475,688	15.7%	$473,967	15.8%
Commercial	1,994,138	38.5%	2,052,530	39.3%	2,066,468	39.3%	1,094,451	36.0%	1,085,971	36.2%
Construction, land development and other land loans	611,737	11.8%	613,027	11.7%	650,066	12.3%	470,684	15.5%	469,867	15.7%
Second mortgages	61,372	1.2%	66,477	1.3%	67,695	1.3%	34,891	1.1%	36,185	1.2%
Equity lines of credit	514,705	10.0%	517,411	9.9%	519,308	9.8%	302,965	10.0%	300,329	10.0%
Multifamily	280,116	5.4%	257,819	4.9%	258,522	4.9%	146,433	4.8%	123,594	4.1%
Farm land	28,724	0.6%	29,528	0.6%	32,500	0.6%	20,769	0.7%	21,082	0.7%
Total real estate loans	4,422,464	85.5%	4,476,913	85.7%	4,525,303	85.8%	2,545,881	83.8%	2,510,995	83.7%

Commercial Loans	362,361	7.0%	373,406	7.1%	368,949	7.0%	194,809	6.4%	185,910	6.2%

Consumer installment loans
Personal	308,719	6.0%	299,663	5.7%	300,809	5.7%	238,368	7.8%	240,549	8.0%
Credit cards	23,736	0.5%	23,432	0.4%	22,316	0.4%	23,211	0.8%	21,978	0.7%
Total consumer installment loans	332,455	6.5%	323,095	6.1%	323,125	6.1%	261,579	8.6%	262,527	8.7%

All other loans	53,723	1.0%	59,655	1.1%	56,821	1.1%	37,099	1.2%	42,814	1.4%
Gross loans	$5,171,003	100.0%	$5,233,069	100.0%	$5,274,198	100.0%	$3,039,368	100.0%	$3,002,246	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of September 30, 2014 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Loans secured by real estate:
Residential 1-4 family	$931,672	$96,548	$274,438	$38,567	$235,871	$560,686	$275,676	$285,010
Commercial	1,994,138	349,078	173,986	152,537	21,449	1,471,074	963,712	507,362
Construction, land development and other land loans	611,737	448,489	9,379	3,261	6,118	153,869	131,543	22,326
Second mortgages	61,372	11,300	3,798	1,172	2,626	46,274	18,159	28,115
Equity lines of credit	514,705	349,285	2,303	236	2,067	163,117	26,952	136,165
Multifamily	280,116	62,006	24,849	22,344	2,505	193,261	131,671	61,590
Farm land	28,724	15,255	692	481	211	12,777	10,179	2,598
Total real estate loans	4,422,464	1,331,961	489,445	218,598	270,847	2,601,058	1,557,892	1,043,166

Commercial Loans	362,361	149,954	46,403	46,403	-	166,004	133,108	32,896

Consumer installment loans
Personal	308,719	46,070	-	-	-	262,649	117,617	145,032
Credit cards	23,736	23,736	-	-	-	-	-	-
Total consumer installment loans	332,455	69,806	-	-	-	262,649	117,617	145,032

All other loans	53,723	10,262	3,007	3,007	-	40,454	7,400	33,054
Gross loans	$5,171,003	$1,561,983	$538,855	$268,008	$270,847	$3,070,165	$1,816,017	$1,254,148

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at September 30, 2014, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction, and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

Asset Quality

Overview

During 2014, the Company has experienced increases in both nonaccrual loan and OREO balances from the prior year. The increase in OREO balances has been mostly attributable to closed bank premises related to the StellarOne acquisition that were moved to OREO. Net charge-offs year-to-date remained lower than for the same period in the prior year. Both the allowance for loan losses to total loans ratio and allowance for loan losses to total loans ratio, adjusted for acquisition accounting, were down from the prior year. The magnitude of any change in the real estate market and its impact on the Company is still largely dependent upon continued recovery of residential housing and commercial real estate and the pace at which the local economies in the Company’s operating markets improve. All metrics discussed below exclude PCI loans aggregating $119.7 million (net of fair value mark).

Troubled Debt Restructurings

The total recorded investment in TDRs as of September 30, 2014 was $29.0 million, a decrease of $12.8 million, or 30.6%, from $41.8 million at December 31, 2013 and a decline of $18.9 million, or 39.5%, from $47.9 million at September 30, 2013. Of the $29.0 million of TDRs at September 30, 2014, $26.2 million, or 90.3%, were considered performing while the remaining $2.8 million were considered nonperforming. The decrease in the TDR balance from December 31, 2013 is attributable to loans removed from TDR status of $8.3 million, charge-offs of $2.9 million, and net payments of $3.9 million, partially offset by $1.4 million in additions and $849,000 in acquired TDRs. The TDRs related to the StellarOne acquisition were related to loans with a revolving feature and, therefore, excluded from being classified as PCI in accordance with ASC 310-30. Loans removed from TDR status represent restructured loans with a market rate of interest at the time of the restructuring. These loans have performed in accordance with their modified terms for twelve consecutive months and were no longer considered impaired. Loans removed from TDR status are collectively evaluated for impairment; due to the significant improvement in the expected future cash flows, these loans are grouped based on their primary risk characteristics, typically using the Company’s internal risk rating system as its primary credit quality indicator. Impairment is measured based on historical loss experience taking into consideration environmental factors. The significant majority of these loans have been subject to new credit decisions due to the improvement in the expected future cash flows, the financial condition of the borrower, and other factors considered during re-underwriting. The TDR activity during the quarter did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

Nonperforming Assets

At September 30, 2014, nonperforming assets totaled $58.0 million, an increase of $8.9 million, or 18.1%, from December 31, 2013 and an increase of $2.4 million, or 4.3%, from a year ago. In addition, NPAs as a percentage of total outstanding loans decreased 50 basis points to 1.12% in the current quarter from 1.62% as of December 31, 2013 and declined 73 basis points from 1.85% a year earlier.

The following table shows a summary of assets quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
Nonaccrual loans, excluding PCI loans	$20,279	$23,099	$14,722	$15,035	$19,941
Foreclosed properties	28,783	33,739	35,487	34,116	35,576
Real estate investment	8,971	4,755	-	-	133
Total nonperforming assets	58,033	61,593	50,209	49,151	55,650
Loans past due 90 days and accruing interest	16,118	6,870	7,205	6,746	7,326
Total nonperforming assets and loans past due 90 days and accruing interest	$74,151	$68,463	$57,414	$55,897	$62,976

Performing Restructurings	$26,243	$30,561	$37,195	$34,520	$39,287

Balances
Allowance for loan losses	$32,109	$31,379	$30,907	$30,135	$33,877
Average loans, net of unearned income	5,196,116	5,246,710	5,279,924	3,004,186	2,997,083
Loans, net of unearned income	5,171,003	5,233,069	5,274,198	3,039,368	3,002,246

Ratios
NPAs to total loans	1.12%	1.18%	0.95%	1.62%	1.85%
NPAs & loans 90 days past due to total loans	1.43%	1.31%	1.09%	1.84%	2.10%
NPAs to total loans & OREO	1.11%	1.17%	0.95%	1.60%	1.83%
NPAs & loans 90 days past due to total loans & OREO	1.42%	1.30%	1.08%	1.82%	2.07%
ALL to nonaccrual loans	158.34%	135.85%	209.94%	200.43%	169.89%
ALL to nonaccrual loans & loans 90 days past due	88.22%	104.70%	140.95%	138.35%	124.24%

Nonperforming assets at September 30, 2014 included $20.3 million in nonaccrual loans (excluding PCI loans), a net increase of $5.2 million, or 34.9%, from December 31, 2013 and a net increase of $338,000, or 1.7%, from September 30, 2013. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
Beginning Balance	$23,099	$14,722	$15,035	$19,941	$27,022
Net customer payments	(1,654)	(1,088)	(959)	(1,908)	(5,574)
Additions	1,099	11,087	1,362	3,077	3,020
Charge-offs	(604)	(137)	(152)	(4,336)	(1,669)
Loans returning to accruing status	(723)	(523)	-	(1,018)	(1,068)
Transfers to OREO	(938)	(962)	(564)	(721)	(1,790)
Ending Balance	$20,279	$23,099	$14,722	$15,035	$19,941

The following table presents the composition of nonaccrual loans (excluding PCI loans) and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
Raw Land and Lots	$5,074	$5,921	$3,091	$2,560	$3,087
Commercial Construction	672	1,065	1,152	1,596	1,167
Commercial Real Estate	1,821	851	1,548	2,212	3,962
Single Family Investment Real Estate	4,202	5,737	1,794	1,689	2,076
Commercial and Industrial	3,005	3,794	3,655	3,848	6,675
Other Commercial	62	121	122	126	472
Consumer	5,443	5,610	3,360	3,004	2,502
Total	$20,279	$23,099	$14,722	$15,035	$19,941

Coverage Ratio	158.34%	135.85%	209.94%	200.43%	169.89%

Nonperforming assets at September 30, 2014 also included $37.8 million in OREO, an increase of $3.6 million, or 10.7%, from December 31, 2013 and an increase of $2.0 million, or 5.7%, from the prior year. The following table shows the activity in OREO for the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
Beginning Balance	$38,494	$35,487	$34,116	$35,709	$35,153
Additions of foreclosed properties	2,553	1,619	5,404	1,326	2,841
Additions of former bank premises	4,814	6,052	-	-	-
Capitalized Improvements	203	59	-	101	266
Valuation Adjustments	(6,192)	(817)	(256)	(300)	(491)
Proceeds from sales	(2,216)	(3,913)	(3,800)	(2,483)	(1,773)
Gains (losses) from sales	98	7	23	(237)	(287)
Ending Balance	$37,754	$38,494	$35,487	$34,116	$35,709

Of the $20.4 million in additions to OREO in 2014, $4.3 million was acquired foreclosed property from StellarOne and $10.9 million related to bank premises no longer used in operations related to the StellarOne acquisition. OREO is evaluated for impairment at least quarterly by the Company’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. During the third quarter of 2014, the Company reevaluated its OREO sales strategies in light of limited progress in selling properties in inactive rural markets that have continued to struggle coming out of the economic downturn and for which transaction volume for comparable sales has been slow or nonexistent. With the shift in strategy to more aggressively market this OREO, the Company obtained appraisals that reflect the newly determined highest and best use of the underlying assets. As a result, the Company recorded valuation adjustments of $6.2 million during the third quarter of 2014. These valuation adjustments will allow the Company to be more aggressive in disposing of long-held OREO properties and reducing the ongoing expenses associated with managing these properties.

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
Land	$9,054	$11,378	$11,387	$10,310	$10,310
Land Development	7,585	10,509	11,314	10,904	10,901
Residential Real Estate	6,696	6,019	7,408	7,379	7,995
Commercial Real Estate	5,448	5,833	5,378	5,523	6,370
Former Bank Premises (1)	8,971	4,755	-	-	133
Total	$37,754	$38,494	$35,487	$34,116	$35,709

(1) Includes closed branch property and land previously held for branch sites.

Past Due Loans

At September 30, 2014, total accruing past due loans, excluding PCI loans, were $58.4 million, or 1.13% of total loans, compared to $26.5 million, or 0.87%, at December 31, 2013 and $30.5 million, or 1.02%, a year ago. At September 30, 2014, loans past due 90 days or more and accruing interest, excluding PCI loans, totaled $16.1 million, or 0.31% of total loans, compared to $6.7 million, or 0.22%, at December 31, 2013 and $7.3 million, or 0.24%, a year ago.

Charge-offs and delinquencies

For the quarter ended September 30, 2014, net charge-offs were $1.1 million, or 0.08% on an annualized basis, compared to net charge-offs of $2.3 million, or 0.30%, for the same quarter last year. For the nine months ended September 30, 2014, net charge-offs were $1.3 million, or 0.03% on an annualized basis, compared to $5.9 million, or 0.26%, for the same period in the prior year. The higher level of charge-offs in the first nine months of 2013 mainly related to loans that were previously considered impaired and specifically reserved for in prior periods.

Provision

The provision for loan losses for the quarter ended September 30, 2014 was $1.8 million, consistent with the same quarter in the prior year. The provision for loan losses for the nine months ended September 30, 2014 was $3.3 million compared to $4.9 million during the same period in the prior year. The decrease in the year-to-date provision for loan losses in the current year compared to the prior year is driven by improving asset quality and the impact of lower historical loss factors.

Allowance for Loan Losses

The allowance for loan losses increased $2.0 million from December 31, 2013 to $32.1 million at September 30, 2014. The ALL as a percentage of the total loan portfolio, adjusted for acquisition accounting (non-GAAP), was 1.12% at September 30, 2014, an increase from 1.10% at December 31, 2013 and a decrease from 1.25% at September 30, 2013. The allowance for loan losses as a percentage of the total loan portfolio, unadjusted for acquisition accounting, was 0.62% at September 30, 2014, 0.99% at December 31, 2013, and 1.13% at September 30, 2013. The decrease in the unadjusted allowance ratio was primarily attributable to improving credit quality metrics (as a percentage of total loans) and the acquisition of StellarOne. In acquisition accounting, there is no carryover of previously established allowance for loan losses.

The nonaccrual loan coverage ratio remains strong at 158.3% at September 30, 2014, compared to 200.4% at December 31, 2013, and 169.9% at September 30, 2013. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
Balance, beginning of period	$31,379	$30,907	$30,135	$33,877	$34,333
Loans charged-off:
Commercial	132	476	70	2,619	147
Real estate	1,138	695	438	2,342	2,104
Consumer	495	369	379	876	342
Total loans charged-off	1,765	1,540	887	5,837	2,593
Recoveries:
Commercial	108	84	65	161	46
Real estate	411	193	1,392	524	80
Consumer	176	235	202	204	211
Total recoveries	695	512	1,659	889	337
Net charge-offs	1,070	1,028	(772)	4,948	2,256
Provision for loan losses	1,800	1,500	-	1,206	1,800
Balance, end of period	$32,109	$31,379	$30,907	$30,135	$33,877

Allowance for loan losses to loans	0.62%	0.60%	0.59%	0.99%	1.13%
ALL to loans, adjusted for acquisition accounting (Non-GAAP)	1.12%	1.11%	1.09%	1.10%	1.25%
Net charge-offs to total loans	0.08%	0.08%	(0.06)%	0.65%	0.30%
Provision to total loans	0.14%	0.11%	0.00%	0.16%	0.24%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of the quarters ended (dollars in thousands):

	September 30,		June 30,		March 31,		December 31,		September 30,
	2014		2014		2014		2013		2013
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Commercial	$2,250	7.0%	$2,239	7.1%	$2,162	7.0%	$1,932	6.4%	$2,098	6.2%
Real estate	27,461	85.5%	26,876	85.7%	26,519	85.8%	25,242	83.8%	28,334	83.6%
Consumer	2,398	7.5%	2,264	7.2%	2,226	7.2%	2,961	9.8%	3,445	10.2%
Total	$32,109	100.0%	$31,379	100.0%	$30,907	100.0%	$30,135	100.0%	$33,877	100.0%

(1) The percent represents the loan balance divided by total loans.

Deposits

As of September 30, 2014, total deposits were $5.6 billion, an increase of $2.4 billion, or 74.1%, from December 31, 2013 and an increase of $2.4 billion, or 74.7%, from September 30, 2013, a result of the addition of the deposit accounts acquired through the StellarOne acquisition. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.3 billion accounted for 30.3% of total interest-bearing deposits at September 30, 2014. The Company continues to experience a shift from time deposits into lower cost transaction (demand deposits, NOW, money market, and savings) accounts. This shift is driven by the Company’s focus on acquiring low cost deposits and customer preference for liquidity in a historically low interest rate environment.

The community bank segment may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of both September 30, 2014 and 2013, there were none purchased and included in certificates of deposit on the Company’s Consolidated Balance Sheet. Maturities of time deposits as of September 30, 2014 are as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total	Percent Of Total Deposits
Maturities of time deposits of $100,000 and over	$80,716	$204,321	$280,897	$565,934	10.04%
Maturities of other time deposits	114,985	303,324	356,328	774,637	13.75%
Total time deposits	$195,701	$507,645	$637,225	$1,340,571	23.79%

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

The following table summarizes the Company’s regulatory capital and related ratios for the periods presented (dollars in thousands):

	September 30,	December 31,	September 30,
	2014	2013	2013
Tier 1 capital	$729,834	$428,489	$421,357
Tier 2 capital	35,457	36,870	40,732
Total risk-based capital	765,291	465,359	462,089
Risk-weighted assets	5,583,644	3,284,430	3,209,564

Capital ratios:
Tier 1 risk-based capital ratio	13.07%	13.05%	13.13%
Total risk-based capital ratio	13.71%	14.17%	14.40%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.55%	10.70%	10.62%
Common equity to assets	13.59%	10.49%	10.72%
Tangible common equity to tangible assets	9.42%	8.94%	9.09%

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

Had the new minimum capital ratios described above been effective as of September 30, 2014, based on management’s interpretation and understanding of the new rules, the Company would have remained “well capitalized” as of such date.

NON-GAAP MEASURES

In reporting the results of September 30, 2014, the Company has provided supplemental performance measures on an operating or tangible basis. Operating measures exclude acquisition costs unrelated to the Company’s normal operations. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Tangible common equity is used in the calculation of certain capital and per share ratios. The Company believes tangible common equity and the related ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses.

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

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Alternative Performance Measures (non-GAAP)
Operating Earnings
Net Income (GAAP)	$14,924	$7,946	$37,519	$26,392
Plus: Merger and conversion related expense, after tax	1,102	471	13,161	1,391
Net operating earnings (loss) (non-GAAP)	$16,026	$8,417	$50,680	$27,783

Operating earnings per share - Basic	$0.35	$0.34	$1.09	$1.11
Operating earnings per share - Diluted	0.35	0.34	1.09	1.11

Operating ROA	0.88%	0.83%	0.93%	0.92%
Operating ROE	6.49%	7.74%	6.88%	8.55%
Operating ROTCE	9.82%	9.31%	10.41%	10.29%

Community Bank Segment Operating Earnings
Net Income (GAAP)	$15,552	$9,181	$40,128	$27,153
Plus: Merger and conversion related expense, after tax	1,102	471	13,161	1,391
Net operating earnings (loss) (non-GAAP)	$16,654	$9,652	$53,289	$28,544

Operating earnings per share - Basic	$0.36	$0.39	$1.15	$1.14
Operating earnings per share - Diluted	0.36	0.39	1.15	1.14

Operating ROA	0.91%	0.95%	0.98%	0.95%
Operating ROE	6.77%	9.08%	7.29%	8.98%
Operating ROTCE	10.26%	10.97%	11.10%	10.86%

Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$64,479	$37,858	$191,953	$113,014
FTE adjustment	2,058	1,316	6,122	3,868
Net Interest Income (FTE)	$66,537	$39,174	$198,075	$116,882
Noninterest Income (GAAP)	16,742	9,216	47,645	30,349
Noninterest Expense (GAAP)	$59,921	$34,132	$187,177	$101,915
Merger and conversion related expense	1,695	473	19,524	1,393
Noninterest Expense (Non-GAAP)	$58,226	$33,659	$167,653	$100,522

Operating Efficiency Ratio FTE (non-GAAP)	69.92%	69.56%	68.23%	68.28%

Community Bank Segment Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$64,162	$37,465	$191,090	$111,612
FTE adjustment	2,058	1,315	6,122	3,868
Net Interest Income (FTE)	$66,220	$38,780	$197,212	$115,480
Noninterest Income (GAAP)	14,308	7,322	40,224	20,266
Noninterest Expense (GAAP)	$56,188	$29,904	$174,780	$89,242
Merger and conversion related expense	1,695	473	19,524	1,393
Noninterest Expense (Non-GAAP)	$54,493	$29,431	$155,256	$87,849

Operating Efficiency Ratio FTE (non-GAAP)	67.67%	63.84%	65.39%	64.72%

Tangible Common Equity
Ending equity	$977,673	$433,671	$977,673	$433,671
Less: Ending goodwill	296,876	59,400	296,876	59,400
Less: Ending core deposit intangibles	34,089	12,900	34,089	12,900
Ending tangible common equity	$646,708	$361,371	$646,708	$361,371

Average equity	$979,659	$431,312	$985,404	$434,620
Less: Average trademark intangible	-	-	-	2
Less: Average goodwill	296,876	59,400	296,876	59,400
Less: Average core deposit intangibles	35,310	13,343	37,888	14,270
Average tangible common equity	$647,473	$358,569	$650,640	$360,948

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

	September 30,	December 31,	September 30,
	2014	2013	2013
Allowance for loan losses	$32,109	$30,135	$33,877
Remaining credit mark on purchased performing loans	25,064	3,341	3,780
Adjusted allowance for loan losses	57,173	33,476	37,657

Loans, net of unearned income	$5,171,003	$3,039,368	$3,002,246
Remaining credit mark on purchased performing loans	25,064	3,341	3,780
Less: PCI loans, net of credit mark	113,743	3,622	3,951
Adjusted loans, net of unearned income	$5,082,324	$3,039,087	$3,002,075

Allowance for loan losses ratio	0.62%	0.99%	1.13%
Allowance for loan losses ratio, adjusted for acquisition accounting	1.12%	1.10%	1.25%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended September 30, 2014 (dollars in thousands):

	Change In Net Interest Income
	%	$
Change in Yield Curve:
+300 basis points	6.06	15,746
+200 basis points	4.19	10,898
+100 basis points	1.75	4,540
Most likely rate scenario	-	-
-100 basis points	(1.89)	(4,914)
-200 basis points	(4.59)	(11,943)
-300 basis points	(5.16)	(13,414)

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended September 30, 2014 (dollars in thousands):

	Change In Economic Value of Equity
	%	$
Change in Yield Curve:
+300 basis points	(1.66)	(21,897)
+200 basis points	(0.29)	(3,768)
+100 basis points	0.35	4,617
Most likely rate scenario	-	-
-100 basis points	(2.93)	(38,731)
-200 basis points	(8.07)	(106,701)
-300 basis points	(9.79)	(129,462)

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Litigation Relating to the StellarOne Acquisition

In a press release issued on June 10, 2013, the Company announced the signing of a definitive merger agreement for the acquisition of StellarOne. The Company closed the acquisition of StellarOne on January 1, 2014. On June 14, 2013, in response to the initial announcement of the definitive merger agreement, Jaclyn Crescente, individually and on behalf of all other StellarOne shareholders, filed a class action complaint against StellarOne, its current directors, StellarOne Bank, and the Company, in the U.S. District Court for the Western District of Virginia, Charlottesville Division (the “District Court”) (Case No. 3:13-cv-00021-NKM). The complaint alleged that the StellarOne directors breached their fiduciary duties by approving the merger with the Company and that the Company aided and abetted in such breaches of duty. The complaint sought, among other things, money damages. StellarOne and the Company believed that the claims were without merit; however, in order to eliminate the expense and uncertainties of further litigation, all the defendants entered into a memorandum of understanding with the plaintiffs in order to settle the litigation prior to the merger. Under the terms of the memorandum of understanding, the plaintiffs agreed to settle the lawsuit and release the defendants from all claims, subject to approval by the District Court. On May 19, 2014, the District Court approved the memorandum of understanding and the class action settlement in the case.

ITEM 1A – RISK FACTORS

There have been no other material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

Beginning in the third quarter of 2014, non-employee members of the Company’s Board of Directors may elect to receive, on a quarterly basis, either cash or Company common stock in lieu of an annual stock retainer for services as a director. During the third quarter of 2014, certain shares were issued from authorized but unissued shares of the Company’s common stock. Such shares are considered exempt from registration as they were issued pursuant to Section 4(a)(2) of the Exchange Act. The shares were also issued in a transaction that meets the requirements of Rule 16b-3(d) of the Securities Act of 1934. On July 31, 2014, the Company issued 10,150 shares based on the July 30, 2014 closing sale price of $24.22 and on September 3, 2014, the Company issued 4,224 shares based on the September 2, 2014 closing sale price of $23.70. During the three and nine months ended September 30, 2014, the aggregate amount of consideration received by the Company for the stock issuances was $345,942. The Company intends to use the proceeds from the sale of the securities for general corporate purposes.

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

The following information describes the Company’s common stock repurchases during the nine months ended September 30, 2014:

Period	Total number of shares purchased (1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plan	Approximate value of shares that may yet be purchased under the plan ($)
February 26 - February 28, 2014	206,886	25.01	206,886	59,826,000
March 1 - March 31, 2014	303,629	25.62	303,629	52,047,000
April 1 - April 30, 2014	390,818	25.14	390,818	42,222,000
May 1 - May 30, 2014	251,642	24.93	251,642	35,948,000
June 1 - June 30, 2014	189,100	25.47	189,100	31,131,000
July 1 - July 31, 2014	242,350	25.06	242,350	25,058,000
August 1 - August 31, 2014	62,600	23.95	62,600	23,559,000
September 1 - September 30, 2014	84,000	23.65	84,000	21,572,000
Total	1,731,025	25.09	1,731,025	21,572,000

(1)On January 31, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015. The Company intends to continue to repurchase shares under this program.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description

3.01	Bylaws of Union Bankshares Corporation, as amended as of June 26, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on July 1, 2014).

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00	Interactive data files formatted in eXtensible Business Reporting Language for the quarter ended September 30, 2014 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1) These files are furnished and deemed not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation
(Registrant)

Date: November 5, 2014	By:	/s/ G. William Beale
G. William Beale,
President and Chief Executive Officer
(principal executive officer)

Date: November 5, 2014	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

- 77 -