Form 10-K
period 2014-12-31
Union Bankshares Corp
filed 2015-02-27
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $1,151,422,323 based on the closing share price on that date of $25.65 per share.

The number of shares of common stock outstanding as of February 20, 2015 was 45,054,738.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

UNION BANKSHARES CORPORATION

 FORM 10-K

ii

Glossary of Acronyms

ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank or the Subsidiary Bank	–	Union Bank & Trust
BHCA	–	Bank Holding Company Act of 1956
CDARS	–	Certificates of Deposit Account Registry Service
CFPB	–	Consumer Financial Protection Bureau
bps	–	Basis points
the Company	–	Union Bankshares Corporation, formerly known as Union First Market Bank
COSO	–	Committee of Sponsoring Organizations
CRA	–	Community Reinvestment Act of 1977
DIF	–	Deposit Insurance Fund
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
ESOP	–	Employee Stock Ownership Plan
Exchange Act	–	Securities Exchange Act of 1934
FASB	–	Financial Accounting Standards Board
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FDIA	–	Federal Deposit Insurance Act
FDIC	–	Federal Deposit Insurance Corporation
FDICIA	–	Federal Deposit Insurance Corporation Improvement Act
FHLB	–	Federal Home Loan Bank of Atlanta
FICO	–	Financing Corporation
FMB	–	First Market Bank, FSB
FRB or Federal Reserve	–	Board of Governors of the Federal Reserve System
FTE	–	Fully taxable equivalent
GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
LIBOR	–	London Interbank Offered Rate
NPA	–	Nonperforming assets
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCA	–	Prompt Corrective Action
PCI	–	Purchased credit impaired
SCC	–	Virginia State Corporation Commission
SEC	–	Securities and Exchange Commission
StellarOne	–	StellarOne Corporation
TDR	–	Troubled debt restructuring
Treasury	–	U.S. Department of the Treasury
UIG	–	Union Insurance Group, LLC
UISI	–	Union Investment Services, Inc.
UMG	–	Union Mortgage Group, Inc.
VFG	–	Virginia Financial Group, Inc.

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

PART I

ITEM 1. - BUSINESS.

GENERAL

The Company is a financial holding company and a bank holding company organized under Virginia law and registered under the BHCA. The Company, headquartered in Richmond, Virginia is committed to the delivery of financial services through its community bank subsidiary Union Bank & Trust and three non-bank financial services affiliates. The Company’s bank subsidiary and non-bank financial services affiliates are:

Community Bank
Union Bank & Trust	Richmond, Virginia

Financial Services Affiliates
Union Mortgage Group, Inc.	Glen Allen, Virginia
Union Investment Services, Inc.	Richmond, Virginia
Union Insurance Group, LLC	Richmond, Virginia

Effective April 25, 2014, the Company changed its corporate name from “Union First Market Bankshares Corporation” to “Union Bankshares Corporation.” The name change was approved at the Company’s annual meeting of shareholders held April 22, 2014. Effective February 16, 2015, the Company changed its subsidiary bank’s name from “Union First Market Bank” to “Union Bank & Trust.”

History

The Company was formed in connection with the July 1993 merger of Northern Neck Bankshares Corporation and Union Bancorp, Inc. Although the Company was formed in 1993, certain of the community banks that were acquired and ultimately merged to form what is now Union Bank & Trust were among the oldest in Virginia at the time they were acquired.

The table below indicates the year each community bank was formed, acquired by the Company and merged into what is now Union Bank & Trust.

	Formed	Acquired	Merged
Union Bank & Trust Company	1902	n/a	2010
Northern Neck State Bank	1909	1993	2010
King George State Bank	1974	1996	1999
Rappahannock National Bank	1902	1998	2010
Bay Community Bank	1999	de novo bank	2008
Guaranty Bank	1981	2004	2004
Prosperity Bank & Trust Company	1986	2006	2008
First Market Bank, FSB	2000	2010	2010
StellarOne Bank	1900	2014	2014

On January 1, 2014, the Company acquired StellarOne, a bank holding company based in Charlottesville, Virginia, in an all-stock transaction pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of June 9, 2013, between the Company and StellarOne, and a related Plan of Merger (together, the “StellarOne Merger Agreement”). As a result of the transaction, StellarOne’s former bank subsidiary, StellarOne Bank, became a wholly owned bank subsidiary of the Company. The Company operated StellarOne Bank as a separate wholly-owned bank subsidiary until May 2014 at which time StellarOne Bank was merged with and into the Bank.

The Company’s operations center is located in Ruther Glen, Virginia.

The Company elected to be treated as a financial holding company by the Federal Reserve in September 2013.

Product Offerings and Market Distribution

The Company is the largest community banking organization headquartered in Virginia in terms of asset size, and provides full service banking and other financial services to the Northern, Central, Rappahannock, Roanoke Valley, Shenandoah, Tidewater, and Northern Neck regions of Virginia. As of December 31, 2014, the Subsidiary Bank operates 131 locations in the counties of Albemarle, Augusta, Bedford, Caroline, Chesterfield, Culpeper, Essex, Fairfax, Fauquier, Floyd, Fluvanna, Franklin, Frederick, Giles, Hanover, Henrico, James City, King George, King William, Lancaster, Loudoun, Madison, Montgomery, Nelson, Northumberland, Orange, Pulaski, Rappahannock, Richmond, Roanoke, Rockbridge, Rockingham, Spotsylvania, Stafford, Warren, Westmoreland, Wythe, and York, and the independent cities of Buena Vista, Charlottesville, Colonial Heights, Covington, Fredericksburg, Harrisonburg, Lynchburg, Newport News, Radford, Richmond, Roanoke, Salem, Staunton, Virginia Beach, and Waynesboro.

The Subsidiary Bank is a full service community bank offering consumers and businesses a wide range of banking and related financial services, including checking, savings, certificates of deposit, and other depository services, as well as loans for commercial, industrial, residential mortgage, and consumer purposes. The Subsidiary Bank issues credit cards and delivers ATM services through the use of reciprocally shared ATMs in the major ATM networks as well as remote ATMs for the convenience of customers and other consumers. The Subsidiary Bank also offers internet banking services and online bill payment for all customers, whether retail or commercial. The Subsidiary Bank also offers private banking and trust services to individuals and corporations through its Wealth Management Group, a division of the Subsidiary Bank.

UISI has provided securities, brokerage, and investment advisory services since its formation in February 1993. UISI gained 9 locations and opened 1 in connection with the StellarOne acquisition. It now has 19 offices within the Bank’s trade area and is a full service investment company handling all aspects of wealth management including stocks, bonds, annuities, mutual funds, and financial planning. Securities are offered through a third party contractual arrangement with Raymond James Financial Services, Inc., an independent broker dealer.

As of December 31, 2014, UMG has offices in Virginia (16), Maryland (1), North Carolina (1), and South Carolina (1). UMG is also licensed to do business in selected states throughout the Mid-Atlantic and Southeast, as well as Washington, D.C.  It provides a variety of mortgage products to customers in those areas. The mortgage loans originated by UMG generally are sold in the secondary market through purchase agreements with institutional investors with servicing released.

UIG, an insurance agency, is owned by the Bank and UMG. This agency operates in a joint venture with Bankers Insurance, LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association. UIG generates revenue through sales of various insurance products, including long-term care insurance and business owner policies.

SEGMENTS

The Company has two reportable segments: its traditional full service community banking business and its mortgage loan origination business. For more financial data and other information about each of the Company’s operating segments, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, “Segment Information – Community Bank Segment” and “Segment Information – Mortgage Segment,” and to Note 17 “Segment Reporting Disclosures” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

EXPANSION AND STRATEGIC ACQUISITIONS

The Company expands its market area and increases its market share through organic growth (internal growth and de novo expansion) and strategic acquisitions. Strategic acquisitions by the Company to date have included whole bank acquisitions, branch and deposit acquisitions, and purchases of existing branches from other banks. The Company generally considers acquisitions of companies in strong growth markets or with unique products or services that will benefit the entire organization. Targeted acquisitions are priced to be economically feasible with expected minimal short-term drag to achieve positive long-term benefits. These acquisitions may be paid for in the form of cash, stock, debt, or a combination thereof. The amount and type of consideration and deal charges paid could have a short-term dilutive effect on the Company’s earnings per share or book value. However, cost savings and revenue enhancements in such transactions are anticipated to provide long-term economic benefit to the Company.

On January 1, 2014, the Company acquired StellarOne in an all-stock transaction pursuant to the terms and conditions of the StellarOne Merger Agreement. Pursuant to the StellarOne Merger Agreement, StellarOne’s common shareholders received 0.9739 shares of the Company’s common stock in exchange for each share of StellarOne’s common stock, resulting in the Company issuing 22,147,874 shares of common stock. The Company operated StellarOne Bank as a separate wholly-owned bank subsidiary until May 2014, at which time StellarOne Bank was merged with and into the Bank. As part of the acquisition plan and cost control efforts, the Company consolidated 13 overlapping bank branches into nearby locations during 2014.

On February 1, 2010, the Company acquired First Market Bank, FSB, a privately held federally chartered savings bank based in Richmond, Virginia, in an all-stock transaction. Upon the acquisition, FMB became a state chartered commercial bank subsidiary of the Company until it merged with Union Bank & Trust Company (former name of Union Bank & Trust) in March 2010 and the combined bank began to operate under the name Union First Market Bank.

The Bank currently operates in-store bank branches in 27 MARTIN’S Food Markets, one Fas Mart location, and one Walmart location. A significant majority of branches in the MARTIN’s Food Markets stores were acquired in connection with the Company’s acquisition of FMB.

Excluding the StellarOne acquisition, the Company’s new construction expansion during the last five years consisted of opening two new bank branches in Virginia:

•	Three James Center, Union Bank & Trust branch located in the city of Richmond, Virginia (November 2011)

•	Berea Marketplace, Union Bank & Trust branch located in Stafford County, Virginia (March 2011)

EMPLOYEES

As of December 31, 2014, the Company had approximately 1,471 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, and operations and other support personnel. Of this total, 129 were mortgage segment personnel. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company provides employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid time off, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive plans, deferred compensation plans for officers and key employees, an ESOP, and a 401(k) plan with employer match.

COMPETITION

The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, credit unions, other independent community banks, as well as consumer finance companies, mortgage companies, loan production offices, mutual funds and life insurance companies. Competition for deposits and loans is affected by various factors including interest rates offered, the number and location of branches and types of products offered, and the reputation of the institution. Credit unions increasingly have been allowed to expand their membership definitions, and because they enjoy a favorable tax status, they have been able to offer more attractive loan and deposit pricing. The Company’s non-bank affiliates also operate in highly competitive environments. The Company believes its community bank framework and philosophy provide a competitive advantage, particularly with regard to larger national and regional institutions, allowing the Company to compete effectively. The Company’s community bank segment generally has strong market shares within the markets it serves. The Company’s deposit market share in Virginia was 3.38% of total bank deposits as of June 30, 2014.

ECONOMY

The economies in the Company’s market areas are widely diverse and include local and federal government, military, agriculture, and manufacturing. Although the Company believes Virginia has weathered the recession better than most other states over the last several years, continued weakness in employment, a protracted low interest rate environment, and the burden of regulatory requirements enacted in response to the recent financial crisis made for a challenging 2014 for the Company and for community banks in general. Virginia’s housing industry and unemployment indicators were mixed in 2014 compared to the rest of the country, as the effect of federal sequestration and spending cuts dampened economic growth and employment in defense-related professional and business services sectors. Job growth also remained sluggish for the state’s businesses that were dependent on consumer spending. Progress in the near future for the state’s employment and the housing industry is uncertain given the prospect for higher long-term interest rates. Despite this uncertainty, Virginia ranked third in Forbes’ 2014 list of the Best States for Business, and ranked first in the regulatory category because of its strong incentive offerings and business-friendly government policies. The Company’s management continues to consider future economic events and their impact on the Company’s performance while focusing attention on managing nonperforming assets and controlling costs, and working with borrowers to mitigate and protect against risk of loss.

SUPERVISION AND REGULATION

The Company and the Subsidiary Bank are extensively regulated under both federal and state laws. The following description briefly addresses certain historic and current provisions of federal and state laws and certain regulations, proposed regulations, and the potential impacts on the Company and the Subsidiary Bank. To the extent statutory or regulatory provisions or proposals are described in this report, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Regulatory Reform – The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act significantly restructured the financial regulatory regime in the United States and has a broad impact on the financial services industry. The Dodd-Frank Act provides for new and stronger capital standards and permanently raises deposit insurance levels to $250,000. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments are now calculated based on an insured depository institution’s assets rather than its insured deposits, and the minimum reserve ratio of the Deposit Insurance Fund of the FDIC was raised to 1.35%. The Dodd-Frank Act also established the CFPB as an independent bureau of the Federal Reserve. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of the Subsidiary Bank will be enforced by the Federal Reserve.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, certain of the act’s requirements have yet to be implemented. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the federal bank regulatory agencies in the future, the full extent of the impact such requirements will have on the operations of the Company and the Subsidiary Bank is unclear. The changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements or otherwise adversely affect the business and financial condition of the Company and the Subsidiary Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

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

Permitted Activities. The permitted activities of a bank holding company are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies, such as the Company, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve), without prior approval of the Federal Reserve. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting, and making merchant banking investments.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status under applicable Federal Reserve capital requirements. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve regulations. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. If the company does not return to compliance within 180 days, the Federal Reserve may require divestiture of the financial holding company’s depository institutions.

In order for a financial holding company to commence any new activity permitted by the BHCA or to acquire a company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. See below under “The Subsidiary Bank – Community Reinvestment Act.”

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

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Subsidiary Bank, including times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Under the FDIA, the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Subsidiary Bank – Capital Requirements”. Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Subsidiary Bank, and such loans may be repaid from dividends paid by the Subsidiary Bank to the Company.

Limits on Dividends and Other Payments. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Subsidiary Bank. There are various legal limitations applicable to the payment of dividends by the Subsidiary Bank to the Company and to the payment of dividends by the Company to its shareholders. The Subsidiary Bank is subject to various statutory restrictions on its ability to pay dividends to the Company. Under current regulations, prior approval from the Federal Reserve is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Subsidiary Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Subsidiary Bank or the Company from engaging in an unsafe or unsound practice in conducting its respective business. The payment of dividends, depending on the financial condition of the Subsidiary Bank, or the Company, could be deemed to constitute such an unsafe or unsound practice.

Under the FDIA, insured depository institutions such as the Subsidiary Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Subsidiary Bank’s current financial condition, the Company does not expect that this provision will have any impact on its ability to receive dividends from the Subsidiary Bank. The Company’s non-bank subsidiaries pay dividends to the Company periodically on a non-regulated basis.

In addition to dividends it receives from the Subsidiary Bank, the Company receives management fees from its affiliated companies for expenses incurred related to external financial reporting and audit fees, investor relations expenses, Board of Directors fees, and legal fees related to corporate actions. These fees are charged to each subsidiary based upon various specific allocation methods measuring the estimated usage of such services by that subsidiary. The fees are eliminated from the financial statements in the consolidation process.

The Subsidiary Bank

General. The Subsidiary Bank is supervised and regularly examined by the Federal Reserve and the SCC. The various laws and regulations administered by the bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted, and location of offices. Certain of these law and regulations are referenced above under “The Company.”

2014 Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. Those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of the Federal Reserve that were effective through December 31, 2014, the Company and the Subsidiary Bank were required to maintain a minimum ratio of total capital (which was defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, were multiplied by a risk-weight factor of 0% to 1,250%, assigned by the capital regulation based on the risks believed inherent in the type of asset. At least half of the total capital was required to be “Tier 1 capital,” which consisted principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consisted of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company were 12.77% and 13.40%, respectively, as of December 31, 2014, thus exceeding the minimum requirements. The Tier 1 and total capital to risk-weighted asset ratios of the Subsidiary Bank were 12.37% and 13.00%, respectively, as of December 31, 2014, also exceeding the minimum requirements.

Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”) that was effective through December 31, 2014. The guidelines required a minimum Tier 1 leverage ratio of 3.0% for financial holding companies and banking organizations with the highest supervisory rating. All other banking organizations were required to maintain a minimum Tier 1 leverage ratio of 4.0% unless a different minimum was specified by an appropriate regulatory authority. In addition, for a depository institution to have been considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 leverage ratio must have been at least 5.0%. Under the guidelines, banking organizations that experienced internal growth or made acquisitions were expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve did not advise the Company or the Subsidiary Bank of any specific minimum leverage ratio applicable to either entity. As of December 31, 2014, the Tier 1 leverage ratios of the Company and the Subsidiary Bank were 10.63% and 10.30%, respectively, well above the minimum requirements.

New Capital Requirements. On June 7, 2012, the Federal Reserve issued a series of proposed rules that intended to revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. On July 2, 2013, the Federal Reserve approved certain revisions to the proposals and finalized new capital requirements for banking organizations.

Effective January 1, 2015, the final rules require the Company and the Subsidiary Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Subsidiary Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Subsidiary Bank, the Federal Reserve’s final rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the prior ratio of 6.0%); and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Subsidiary Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules.

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development, and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

If the new minimum capital ratios described above had been effective as of December 31, 2014, based on management’s interpretation and understanding of the new rules, the Company would have remained “well capitalized” as of such date.

Deposit Insurance. The deposits of the Subsidiary Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits. In 2014 and 2013, the Company paid only the base assessment rate for “well capitalized” institutions, which totaled $5.1 million and $2.8 million, respectively, in regular deposit insurance assessments.

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

Transactions with Affiliates. Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Subsidiary Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Subsidiary Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Subsidiary Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Subsidiary Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank (“10% Shareholders”), are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire Board of Directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Subsidiary Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Subsidiary Bank is permitted to extend credit to executive officers.

Prompt Corrective Action. Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. The federal bank regulatory agencies have additional enforcement authority with respect to undercapitalized depository institutions. “Well capitalized” institutions may generally operate without supervisory restriction. With respect to “adequately capitalized” institutions, such banks cannot normally pay dividends or make any capital contributions that would leave it undercapitalized, they cannot pay a management fee to a controlling person if, after paying the fee, it would be undercapitalized, and they cannot accept, renew, or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Subsidiary Bank met the definition of being “well capitalized” as of December 31, 2014.

As described above in “The Subsidiary Bank – New Capital Requirements,” the new capital requirement rules issued by the Federal Reserve incorporate new requirements into the prompt corrective action framework.

Community Reinvestment Act. The Subsidiary Bank is subject to the requirements of the CRA. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods. If the Subsidiary Bank receives a rating from the Federal Reserve of less than “satisfactory” under the CRA, restrictions on operating activities would be imposed. In addition, in order for a financial holding company, like the Company, to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. The Subsidiary Bank received a “satisfactory” CRA rating in its most recent examination.

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

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (“Patriot Act”) was enacted in response to the September 11, 2001 terrorist attacks in New York, Pennsylvania, and Northern Virginia. The Patriot Act is intended to strengthen U.S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism. The continuing impact on financial institutions of the Patriot Act and related regulations and policies is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities to identify persons who may be involved in terrorism or money laundering.

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Subsidiary Bank. The final rules were effective April 1, 2014, with full compliance being phased in over a period which will end on July 21, 2016. The Company has evaluated the implications of the final rules on its investments and does not expect any material financial implications at this time.

Under rules implementing the Volcker Rule, banking entities would have been prohibited from owning certain collateralized debt obligations (“CDOs”) backed by trust preferred securities (“TruPS”) as of July 21, 2015, which could have forced banking entities to recognize unrealized market losses based on the inability to hold any such investments to maturity. However, on January 14, 2014, the federal bank regulatory agencies issued an interim final rule, effective April 1, 2014, exempting TruPS CDOs from the Volcker Rule if (i) the CDO was established prior to May 19, 2010, (ii) the banking entity reasonably believes that the offering proceeds of the CDO were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO on or before December 10, 2013. The regulators solicited comments on the interim final rule, and this exemption could change prior to its effective date. The Company currently does not have any impermissible holdings of TruPS CDOs under the interim final rule and, therefore, will not be required to divest any of such investments or change their accounting treatment. The Company is continuously reviewing its investments to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Creditors are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. To meet the mortgage credit needs of a broader customer base, the Company is predominantly an originator of mortgages that are intended to be in compliance with the ability-to-pay requirements.

Consumer Laws and Regulations. The Subsidiary Bank is also subject to certain consumer laws and regulations issued thereunder that are designed to protect consumers in transactions with banks. These laws include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Fair Housing Act and the Servicemembers Civil Relief Act, among others. The laws and related regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The Subsidiary Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

Incentive Compensation. In June 2010, the federal bank regulatory agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s Board of Directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Subsidiary Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2014, the Company and the Subsidiary Bank have not been made aware of any instances of non-compliance with the final guidance.

Effect of Governmental Monetary Policies

The Company’s operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve regulates money and credit conditions and interest rates to influence general economic conditions. These policies have a significant impact on overall growth and distribution of loans, investments, and deposits; they affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future.

Filings with the SEC

The Company files annual, quarterly, and other reports under the Exchange Act with the SEC. These reports and this Form 10-K are posted and available at no cost on the Company’s investor relations website, http://investors.bankatunion.com, as soon as reasonably practicable after the Company files such documents with the SEC. The information contained on the Company’s website is not a part of this Form 10-K. The Company’s filings are also available through the SEC’s website at http://www.sec.gov.

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

The community banking industry is directly affected by national, regional, and local economic conditions. The economies in the Company’s market areas improved during 2014, though growth remained sluggish. Management allocates significant resources to mitigate and respond to risks associated with the current economic conditions, however, such conditions cannot be predicted or controlled. Therefore, such conditions, including a reduction in federal government spending, a flatter yield curve, and extended low interest rates, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates, in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. In addition, the Company holds securities which can be significantly affected by various factors including credit ratings assigned by third parties, and an adverse credit rating in securities held by the Company could result in a reduction of the fair value of its securities portfolio and have an adverse impact on its financial condition. While general economic conditions in Virginia and the U.S. continued to improve in 2014, there can be no assurance that this improvement will continue.

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

The Company may not be able to achieve fully the strategic objectives and operating efficiencies expected in an acquisition. Inherent uncertainties exist in integrating the operations of an acquired entity. In addition, the markets and industries in which the Company and its potential acquisition targets operate are highly competitive. The Company may lose customers or the customers of acquired entities as a result of an acquisition; the Company may lose key personnel, either from the acquired entity or from itself; and the Company may not be able to control the incremental increase in noninterest expense arising from an acquisition in a manner that improves its overall operating efficiencies. These factors could contribute to the Company’s not achieving the expected benefits from its acquisitions within desired time frames, if at all. Future business acquisitions could be material to the Company and it may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders’ ownership interests. Acquisitions also could require the Company to use substantial cash or other liquid assets or to incur debt; the Company could therefore become more susceptible to economic downturns and competitive pressures.

Changes in interest rates could adversely affect the Company’s income and cash flows.

The Company’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment of loans, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. In addition, the Company’s ability to reflect such interest rate changes in pricing its products is influenced by competitive pressures. Fluctuations in these areas may adversely affect the Company and its shareholders. The Subsidiary Bank is often at a competitive disadvantage in managing its costs of funds compared to the large regional, super-regional, or national banks that have access to the national and international capital markets.

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

The Company’s mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact the Company’s profits.

The success of the Company’s mortgage business is dependent upon its ability to originate loans and sell them to investors at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Loan production levels may suffer if the Company experiences a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect the Company’s mortgage originations and, consequently, could significantly reduce its income from mortgage activities. As a result, these conditions would also adversely affect the Company’s results of operations.

Deteriorating economic conditions may also cause home buyers to default on their mortgages. In certain cases where the Company has originated loans and sold them to investors, the Company may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on, or related to, their loan application, if appraisals for such properties have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. Such repurchases or settlements would adversely affect the Company’s results of operations.

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

The Bank’s concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets.

The Bank offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer, and other loans. Many of the Bank’s loans are secured by real estate (both residential and commercial) in the Bank’s market areas. A major change in the real estate markets, resulting in deterioration in the value of this collateral, or in the local or national economy, could adversely affect borrowers’ ability to pay these loans, which in turn could negatively affect the Bank. Risks of loan defaults and foreclosures are unavoidable in the banking industry; the Bank tries to limit its exposure to these risks by monitoring extensions of credit carefully. The Bank cannot fully eliminate credit risk; thus, credit losses will occur in the future. Additionally, changes in the real estate market also affect the value of foreclosed assets, and therefore, additional losses may occur when management determines it is appropriate to sell the assets.

The Bank has a significant concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

The Bank’s commercial real estate portfolio consists primarily of owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Bank’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on the Bank’s financial condition.

The Bank’s banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on the Bank’s results of operations.

The Bank’s loan portfolio contains construction and development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and have an adverse effect on the Bank’s financial condition.

Although most of the Bank’s construction and development loans are secured by real estate, the Bank believes that, in the case of the majority of these loans, the real estate collateral by itself may not be a sufficient source for repayment of the loan if real estate values decline. If the Bank is required to liquidate the collateral securing a construction and development loan to satisfy the debt, its earnings and capital may be adversely affected. A period of reduced real estate values may continue for some time, resulting in potential adverse effects on the Bank’s earnings and capital.

The Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses.

The Company assumes credit risk by virtue of making loans and extending loan commitments and letters of credit. The Company manages credit risk through a program of underwriting standards, the review of certain credit decisions and a continuous quality assessment process of credit already extended. The Company’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize local lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The Company’s credit administration function employs risk management techniques to help ensure that problem loans are promptly identified. While these procedures are designed to provide the Company with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

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

The Company operates in a competitive market for financial services and faces intense competition from other financial institutions both in making loans and attracting deposits which can greatly affect pricing for its products and services. The Company’s primary competitors include community, regional, and national banks as well as credit unions and mortgage companies. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases and have greater financial resources and higher lending limits. In addition, credit unions are exempt from corporate income taxes, providing a significant competitive pricing advantage. Accordingly, some of the Company’s competitors in its market have the ability to offer products and services that it is unable to offer or to offer at more competitive rates.

The carrying value of goodwill may be adversely affected.

When the Company completes an acquisition, often times, goodwill is recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment; the Company performs such impairment analysis at least annually. A significant adverse change in expected future cash flows or sustained adverse change in the Company’s common stock could require the asset to become impaired. If impaired, the Company would incur a charge to earnings that would have a significant impact on the results of operations. The Company’s carrying value of goodwill was approximately $293.5 million at December 31, 2014, which included goodwill recorded with the Company’s acquisition of StellarOne.

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

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers, and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, which could adversely affect its business. Furthermore, as cyber threats continue to evolve and increase, the Company may be required to expend significant additional resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

The operational functions of business counterparties over which the Company may have limited or no control may experience disruptions that could adversely impact the Company.

Multiple major U.S. retailers have recently experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of the retailers’ customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Subsidiary Bank. Although neither the Company’s nor the Subsidiary Bank’s systems are breached in retailer incursions, these events can cause the Subsidiary Bank to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Subsidiary Bank and its customers. In some cases, the Subsidiary Bank may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within the Company’s nor the Subsidiary Bank’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

Current and proposed regulation addressing consumer privacy and data use and security could increase the Company’s costs and impact its reputation.

The Company is subject to a number of laws concerning consumer privacy and data use and security, including information safeguard rules under the Gramm-Leach-Bliley Act. These rules require that financial institutions develop, implement, and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. The United States has experienced a heightened legislative and regulatory focus on privacy and data security, including requiring consumer notification in the event of a data breach. In addition, most states have enacted security breach legislation requiring varying levels of consumer notification in the event of certain types of security breaches. New regulations in these areas may increase compliance costs, which could negatively impact earnings. In addition, failure to comply with the privacy and data use and security laws and regulations to which the Company is subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties, or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business, and reputation.

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

The Company is subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of its operations. Laws and regulations change from time to time and are primarily intended for the protection of consumers, depositors, and the FDIC’s DIF. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively affect the Company or its ability to increase the value of its business. Such changes include higher capital requirements, and could include increased insurance premiums, increased compliance costs, reductions of noninterest income, and limitations on services that can be provided. Actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defend itself and may lead to liability or penalties that materially affect the Company and its shareholders. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to the Company and its shareholders.

The Dodd-Frank Act substantially changes the regulation of the financial services industry and it could have a material adverse effect upon the Company.

The Dodd-Frank Act provides wide-ranging changes in the way banks and financial services firms generally are regulated and affects the way the Company and its customers and counterparties do business with each other. Among other things, it requires increased capital and regulatory oversight for banks and their holding companies, changes the deposit insurance assessment system, changes responsibilities among regulators, establishes the CFPB, and makes various changes in the securities laws and corporate governance that affect public companies, including the Company. The Dodd-Frank Act also requires numerous studies and regulations related to its implementation. The Company is continually evaluating the effects of the Dodd-Frank Act, together with implementing the regulations that have been proposed and adopted. The ultimate effects of the Dodd-Frank Act and the resulting rulemaking cannot be predicted at this time, but it has increased the Company’s operating and compliance costs in the short-term, and it could have a material adverse effect on the Company’s results of operation and financial condition.

The Company is subject to more stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act, the short-term and long-term impact of which is uncertain.

The Company and the Subsidiary Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms. These stricter capital requirements will be phased-in over a four-year period, which began on January 1, 2015, until they are fully-implemented on January 1, 2019. See “Business − Supervision and Regulation − New Capital Requirements” for further information about the requirements. If the Company and the Subsidiary Bank fail to meet these minimum capital guidelines and/or other regulatory requirements, the Company’s financial condition would be materially and adversely affected.

Recent regulations issued by the CFPB could adversely impact the Company’s earnings.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule effective January 10, 2014, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing, and fees. The rule also contains additional disclosure requirements at mortgage loan origination and in monthly statements. These requirements could limit the Company’s ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact the Company’s profitability.

The Subsidiary Bank relies upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if the Subsidiary Bank is forced to foreclose upon such loans.

A significant portion of the Subsidiary Bank’s loan portfolio consists of loans secured by real estate. The Subsidiary Bank relies upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of the Subsidiary Bank’s loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Subsidiary Bank may not be able to recover the outstanding balance of the loan.

The Company and the Subsidiary Bank rely on other companies to provide key components of their business infrastructure.

Third parties provide key components of the Company’s (and the Subsidiary Bank’s) business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company has selected these third party vendors carefully, it does not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third party vendor could also hurt the Company’s operations if those difficulties affect the vendor’s ability to serve the Company. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

The Company depends on the accuracy and completeness of information about clients and counterparties, and its financial condition could be adversely affected if it relies on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, the Company may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which the Company does not independently verify. The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, the Company may assume that a customer’s audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations, and cash flows of the customer. The Company’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading.

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

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud, and to operate successfully as a public company. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of the Company’s ongoing monitoring of internal control, it may discover material weaknesses or significant deficiencies in its internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has in the past discovered, and may in the future discover, areas of its internal controls that need improvement. Even so, the Company is continuing to work to improve its internal controls. The Company cannot be certain that these measures will ensure that it implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to maintain effective controls or to timely implement any necessary improvement of the Company’s internal and disclosure controls could, among other things, result in losses from fraud or error, harm the Company’s reputation, or cause investors to lose confidence in the Company’s reported financial information, all of which could have a material adverse effect on the Company’s results of operation and financial condition.

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

Consumers may increasingly decide not to use the Subsidiary Bank to complete their financial transactions, which would have a material adverse impact on the Company’s financial condition and operations.

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

The Company is a financial holding company and a bank holding company that conducts substantially all of its operations through the Subsidiary Bank and other subsidiaries. As a result, the Company’s ability to make dividend payments on its common stock depends primarily on certain federal regulatory considerations and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory restrictions on the ability of the Subsidiary Bank to pay dividends or make other payments to the Company. Although the Company has historically paid a cash dividend to the holders of its common stock, holders of the common stock are not entitled to receive dividends, and regulatory or economic factors may cause the Company’s Board of Directors to consider, among other things, the reduction of dividends paid on the Company’s common stock.

While the Company’s common stock is currently traded on the NASDAQ Global Select Market, it has less liquidity than stocks for larger companies quoted on a national securities exchange.

The trading volume in the Company’s common stock on the NASDAQ Global Select Market has been relatively low when compared with larger companies listed on the NASDAQ Global Select Market or other stock exchanges. There is no assurance that a more active and liquid trading market for the common stock will exist in the future. Consequently, shareholders may not be able to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares. In addition, the Company cannot predict the effect, if any, that future sales of the its common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of the common stock. Sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, could cause the price of the Company’s common stock to decline, or reduce the Company’s ability to raise capital through future sales of common stock.

Future issuances of the Company’s common stock could adversely affect the market price of the common stock and could be dilutive.

The Company is not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock. Issuances of a substantial number of shares of common stock, or the expectation that such issuances might occur, including in connection with acquisitions by the Company, could materially adversely affect the market price of the shares of common stock and could be dilutive to shareholders. Because the Company’s decision to issue common stock in the future will depend on market conditions and other factors, it cannot predict or estimate the amount, timing, or nature of possible future issuances of its common stock. Accordingly, the Company’s shareholders bear the risk that future issuances will reduce the market price of the common stock and dilute their stock holdings in the Company.

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

In the current economic environment, the value of publicly traded stocks in the financial services sector has been volatile. However, even in a more stable economic environment the value of the Company’s common stock can be affected by a variety of factors such as expected results of operations, actual results of operations, actions taken by shareholders, news or expectations based on the performance of others in the financial services industry, and expected impacts of a changing regulatory environment. These factors not only impact the value of the Company’s common stock but could also affect the liquidity of the stock given the Company’s size, geographical footprint, and industry.

ITEM 1B. - UNRESOLVED STAFF COMMENTS.

The Company does not have any unresolved staff comments to report for the year ended December 31, 2014.

ITEM 2. - PROPERTIES.

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The Company’s corporate headquarters is located at 1051 East Cary Street, Suite 1200, Richmond, Virginia. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. At December 31, 2014, the Bank operated 131 branches throughout Virginia. All of the offices of UMG are leased, either from a third party or as a result of being within a Bank branch. The vast majority of the offices of UISI are located within Bank branch properties. The Company’s operations center is in Ruther Glen, Virginia. See the Note 1 “Summary of Significant Accounting Policies” and Note 5 “Bank Premises and Equipment” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases.

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

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2014, with (1) the Total Return Index for the NASDAQ Composite and (2) the Total Return Index for NASDAQ Bank. This comparison assumes $100 was invested on December 31, 2009 in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Union Bankshares Corporation

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Union Bankshares Corporation	100.00	121.52	111.87	136.21	219.89	218.59
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
NASDAQ Bank	100.00	114.16	102.17	121.26	171.86	180.31

Source: SNL Financial Corporation LC, Charlottesville, VA (2015)

Information on Common Stock, Market Prices and Dividends

The Company’s common stock is listed on the NASDAQ Global Select Market and is traded under the symbol “UBSH.” There were 45,162,853 shares of the Company’s common stock outstanding at the close of business on December 31, 2014, which were held by 4,680 shareholders of record. The closing price of the Company’s common stock on December 31, 2014 was $24.08 per share compared to $24.81 on December 31, 2013.

The following table summarizes the high and low sales prices and dividends declared for quarterly periods during the years ended December 31, 2014 and 2013.

					Dividends
	Sales Prices				Declared
	2014		2013		2014	2013
	High	Low	High	Low
First Quarter	$26.72	$22.57	$20.25	$15.87	$0.14	$0.13
Second Quarter	26.42	23.86	21.40	18.01	$0.14	$0.13
Third Quarter	26.23	21.86	23.54	20.48	$0.15	$0.14
Fourth Quarter	24.99	20.78	26.29	22.99	$0.15	$0.14
					$0.58	$0.54

Regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2014 are set forth in Note 19, “Parent Company Financial Information,” contained in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I., Item 1 - Business, of this Form 10-K under the headings “Supervision and Regulation – The Company - Limits on Dividends and Other Payments.”

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

The following information describes the Company’s common stock repurchases for the year ended December 31, 2014:

Period	Total number of shares purchased (1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plan	Approximate value of shares that may yet be purchased under the plan ($)
February 26 - February 28, 2014	206,886	25.01	206,886	59,826,000
March 1 - March 31, 2014	303,629	25.62	303,629	52,047,000
April 1 - April 30, 2014	390,818	25.14	390,818	42,222,000
May 1 - May 30, 2014	251,642	24.93	251,642	35,948,000
June 1 - June 30, 2014	189,100	25.47	189,100	31,131,000
July 1 - July 31, 2014	242,350	25.06	242,350	25,058,000
August 1 - August 31, 2014	62,600	23.95	62,600	23,559,000
September 1 - September 30, 2014	84,000	23.65	84,000	21,572,000
October 1 - October 31, 2014	65,739	22.94	65,739	20,064,000
November 1 - November 30, 2014	195,000	22.89	195,000	15,601,000
December 1 - December 31, 2014	133,500	23.53	133,500	12,460,000
Total	2,125,264	24.72	2,125,264	12,460,000

(1)On January 31, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015. The Company intends to continue to repurchase shares under this program.

Director Stock Retainer

Beginning in the third quarter of 2014, non-employee members of the Company’s Board of Directors may elect to receive, on a quarterly basis, either cash or Company common stock in lieu of an annual stock retainer for services as a director. During the third and fourth quarter of 2014, certain shares were issued to non-employee directors of the Company’s Board of Directors and the boards of certain affiliates of the Company from authorized but unissued shares of the Company’s common stock as compensation to such directors for their services to the applicable board. Such shares are considered exempt from registration as they were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. The shares were also issued in a transaction that meets the requirements of Rule 16b-3(d) of the Exchange Act.

In 2014, the Company issued the following stock retainer awards including shares exempt from registration as set forth above:

	Issue Date	Total number of shares issued	Price per share ($)	Valuation ($)
Union Bankshares Corporation Board of Directors (1)
	July 31, 2014	10,580	24.22	256,248
	September 3, 2014	4,483	23.70	106,247
	December 4, 2014	4,224	23.68	100,024
Bank and UMG Boards of Directors (2)
	December 1, 2014	10,770	23.30	250,938
	Total	30,057		713,457

(1)	The price per share is based on the per share closing sale price of the Company’s common stock on the date prior to the issue date.

(2)	The price per share is based on the five-day moving average closing sale price of the Company’s common stock on the date prior to the issue date.

For the year ended December 31, 2014 the aggregate amount of Director services received by the company for the stock issuances was $713,457.

ITEM 6. - SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the Company over each of the past five years ended December 31, (dollars in thousands, except per share amounts):

	2014	2013	2012	2011	2010
Results of Operations (1)
Interest and dividend income	$274,945	$172,127	$181,863	$189,073	$189,821
Interest expense	19,927	20,501	27,508	32,713	38,245
Net interest income	255,018	151,626	154,355	156,360	151,576
Provision for loan losses	7,800	6,056	12,200	16,800	24,368
Net interest income after provision for loan losses	247,218	145,570	142,155	139,560	127,208
Noninterest income	61,287	38,728	41,068	32,964	34,217
Noninterest expenses	238,552	137,289	133,479	130,815	129,920
Income before income taxes	69,953	47,009	49,744	41,709	31,505
Income tax expense	17,362	12,513	14,333	11,264	8,583
Net income	$52,591	$34,496	$35,411	$30,445	$22,922

Financial Condition
Assets	$7,359,171	$4,176,571	$4,095,865	$3,907,087	$3,837,247
Loans, net of unearned income	5,345,996	3,039,368	2,966,847	2,818,583	2,837,253
Deposits	5,638,770	3,236,842	3,297,767	3,175,105	3,070,059
Stockholders' equity	978,025	438,239	435,863	421,639	428,085

Ratios
Return on average assets (1)	0.73%	0.85%	0.89%	0.79%	0.61%
Return on average equity (1)	5.34%	7.91%	8.13%	6.90%	5.50%
Return on average tangible common equity (1)	8.08%	9.51%	9.89%	9.34%	7.68%
Efficiency ratio (FTE) (1)	73.53%	70.19%	66.86%	67.55%	68.19%
Efficiency ratio - community bank segment (FTE) (1)	70.92%	65.81%	65.88%	66.84%	68.59%
Efficiency ratio - mortgage bank segment (FTE)	148.71%	130.58%	77.66%	79.20%	64.22%
Common equity to total assets	13.29%	10.49%	10.64%	10.79%	10.26%
Tangible common equity / tangible assets	9.28%	8.94%	8.97%	8.91%	8.22%

Asset Quality
Allowance for loan losses	$32,384	$30,135	$34,916	$39,470	$38,406
Nonaccrual loans	$19,255	$15,035	$26,206	$44,834	$61,716
Other real estate owned	$28,118	$34,116	$32,834	$32,263	$36,122
ALL / total outstanding loans	0.61%	0.99%	1.18%	1.40%	1.35%
ALL / total outstanding loans, adjusted for acquisition accounting (1)	1.08%	1.10%	1.35%	1.71%	1.82%
ALL / nonperforming loans	168.19%	200.43%	133.24%	88.04%	62.23%
NPAs / total outstanding loans	0.89%	1.62%	1.99%	2.74%	3.45%
Net charge-offs / total outstanding loans	0.10%	0.36%	0.56%	0.56%	0.58%
Provision / total outstanding loans	0.15%	0.20%	0.41%	0.60%	0.86%

Per Share Data
Earnings per share, basic (1)	$1.14	$1.38	$1.37	$1.07	$0.83
Earnings per share, diluted (1)	1.14	1.38	1.37	1.07	0.83
Cash dividends paid	0.58	0.54	0.37	0.28	0.25
Market value per share	24.08	24.81	15.77	13.29	14.78
Book value per common share	21.75	17.56	17.30	16.17	15.16
Price to earnings ratio, diluted	21.12	17.98	11.51	12.42	17.81
Price to book value ratio	1.11	1.41	0.91	0.82	0.98
Dividend payout ratio	50.88%	39.13%	27.01%	26.17%	30.12%
Weighted average shares outstanding, basic	46,036,023	24,975,077	25,872,316	25,981,222	25,222,565
Weighted average shares outstanding, diluted	46,130,895	25,030,711	25,900,863	26,009,839	25,268,216

(1) The metrics presented here are presented on a GAAP basis; however, there are related supplemental non-GAAP performance measures that the Company believes may be useful to investors as they exclude non-operating adjustments resulting from acquisitions and allow investors to see the combined economic results of the organization. These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.  Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", section "Non GAAP Measures" for operating metrics, which exclude acquisition-related costs, including operating earnings, return on average assets, return on average equity, return on average tangible common equity, efficiency ratio, and earnings per share for the years ended December 31, 2014, 2013, and 2012 only.

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
Charge-off levels in portfolio
Credit concentrations / nature and volume of the portfolio

Unallocated Component – This component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At December 31, 2014, there were no material amounts considered unallocated as part of the allowance for loan losses.

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

Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of acquisition-related costs to the Company include systems conversions, integration planning consultants, and advertising costs. The Company will account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. These acquisition-related costs are included within the Company’s Consolidated Statements of Income classified within the noninterest expense caption.

Loans acquired in a business combination are recorded at fair value on the date of the acquisition. Loans acquired with deteriorated credit quality are accounted for in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are not considered to be impaired unless they deteriorate further subsequent to the acquisition. Certain acquired loans, including performing loans and revolving lines of credit (consumer and commercial), are accounted for in accordance with ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, where the discount is accreted through earnings based on estimated cash flows over the estimate life of the loan.

Goodwill and Intangible Assets

The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected April 30, 2014 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 4 to 14 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets.

Long-lived assets, including purchased intangible assets subject to amortization, such as the core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Management concluded that no circumstances indicating an impairment of these assets existed as of the balance sheet date.

The Company performed its annual impairment testing on April 30 and determined that there was no impairment to its goodwill or intangible assets. Subsequently, the Company determined that an additional evaluation was necessary at year-end due to potential indicators based on the net losses recorded at the mortgage company during 2014. Based on this additional testing, the Company confirmed that no impairment charges to date for goodwill or intangible assets were necessary. If the Company’s mortgage segment does not show improvement in subsequent periods, the Company may be required to perform a step two impairment analysis.

RESULTS OF OPERATIONS

Executive Overview

•	The Company reported net income of $52.6 million and earnings per share of $1.14 for its year ended December 31, 2014. Excluding after-tax acquisition-related costs of $13.7 million, operating earnings(1) for the year were $66.3 million and operating earnings per share(1) was $1.44. The annual results represent an increase of $29.8 million, or 81.5%, in operating earnings and a decrease of $0.02 per share, or 1.4%, from 2013 levels. The 2014 financial results include the full-year financial results of StellarOne, which the Company acquired on January 1, 2014.

•	The Company’s community banking segment reported operating earnings of $69.8 million for the year ended December 31, 2014, an increase of $30.6 million from the prior year, and operating earnings per share of $1.52, a decrease of $0.05 per share from the prior year. The Company’s mortgage segment reported a net loss of $3.5 million, an increased loss of $839,000, from a net loss of $2.7 million in the prior year.

•	The Company experienced continued improvement in asset quality. Nonperforming assets, net charge-offs, and loans past due 90 days or more and still accruing interest as a percentage of total loans outstanding, declined from December 31, 2013.

•	On January 31, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock. As of December 31, 2014, approximately 2.1 million shares of common stock had been repurchased, with approximately $12.5 million remaining available under the repurchase program.

•	The Company successfully integrated StellarOne, achieving cost savings targets and experiencing lower than expected customer attrition.

•	Average loans increased approximately $2.2 billion from December 31, 2013 and average deposits increased approximately $2.4 billion, primarily due to the acquisition of StellarOne.

•	Cash dividends per common share increased from $0.54 per common share during 2013 to $0.58 during 2014.

(1)For a reconciliation of the non-GAAP measures operating earnings and EPS, see “NON-GAAP MEASURES” included in this Item 7.

Net Income

2014 compared to 2013

Net income for the year ended December 31, 2014 increased $18.1 million, or 52.4%, from $34.5 million to $52.6 million and represented earnings per share of $1.14 compared to $1.38 for the prior year. The $18.1 million increase in net income included the full-year impact of the StellarOne acquisition. Net interest income increased $103.4 million from 2013, largely a result of an increase of $2.7 billion in average interest-earning assets and $2.1 billion in average interest-bearing liabilities resulting from the StellarOne acquisition. The provision for loan losses increased $1.7 million from $6.1 million in 2013 to $7.8 million in 2014 due to increases in specific reserves on impaired loans and loan growth in the fourth quarter of 2014.

Noninterest income increased $22.6 million from $38.7 million in 2013 to $61.3 million in 2014. The majority of the increase was driven by customer-related noninterest income (services charges on deposit accounts, debit card and ATM interchange income, and income from fiduciary and asset management services) and is primarily due to the acquisition of StellarOne. Additionally, income related to bank owned life insurance policies increased $2.3 million and gains on sale of securities increased $1.7 million from 2013. Offsetting these increases, gains on sales of mortgage loans, net of commissions, declined $2.2 million, a result of a decline in origination volume of $264.0 million, or 28.0%, to $677.4 million from $941.4 million during the prior year. The significant decline in origination volume was primarily driven by lower refinance volume as well as lower purchased volume.

Noninterest expense increased $101.3 million, or 73.8%, from $137.3 in 2013 to $238.6 million in 2014, and included the full-year impact of the StellarOne acquisition. Salaries and benefits expenses increased $37.4 million driven by the net addition of approximately 450 branch and management personnel; acquisition-related expenses increased $18.2 million from $2.1 million during 2013; occupancy expenses increased $8.6 million driven by the added rent expense and depreciation on acquired branches; OREO and credit-related expenses increased $5.3 million driven by a $6.2 million valuation adjustment recorded in the third quarter of 2014. Amortization expense increased $6.0 million due to purchase accounting amortization on acquired deposits. Other increases included higher telephone, technology, and data processing costs of $6.9 million related to additional personnel and transaction processing, higher FDIC and liability insurance costs of $3.0 million, and higher marketing and advertising expense of $2.1 million related to public relations and brand awareness campaigns of the combined banks after the StellarOne integration.

Excluding after-tax acquisition-related expenses of $13.7 million and $2.0 million for the years ended December 31, 2014 and 2013, respectively, operating earnings were $66.3 million and $36.5 million. Operating earnings per share was $1.44 for the year ended December 31, 2014 compared to $1.46 for the year ended December 31, 2013. Return on average tangible common equity for the year ended December 31, 2014 was 8.08% compared to 9.51% for the prior year, while return on average assets was 0.73% compared to 0.85% for the prior year. Operating return on average tangible common equity (which excludes after-tax acquisition-related expenses) for the year ended December 31, 2014 was 10.19% compared to 10.07% for the prior year, while operating return on average assets was 0.91% compared to 0.90% for the prior year.

2013 compared to 2012

Net income for the year ended December 31, 2013 decreased $915,000, or 2.6%, from $35.4 million to $34.5 million and represented earnings per share of $1.38 compared to $1.37 for 2012. The $915,000 decrease in net income was principally a result of a decrease in net interest income of $2.7 million related to a decline in the yield on interest-earning assets that outpaced the reduction in the cost of funds, a decrease in noninterest income of $2.4 million largely due to lower gains on sales of mortgage loans, net of commission expenses, of $4.8 million, and higher noninterest expenses of $3.8 million primarily driven by StellarOne merger-related expenses. These items were partially offset by a $6.1 million decrease in provision for loan losses due to continued improvement in asset quality.

Excluding after-tax acquisition-related expenses of $2.0 million, operating earnings for 2013 were $36.5 million and operating earnings per share was $1.46 compared to $35.4 million and $1.37 for 2012. Return on average equity for the year ended December 31, 2013 was 7.91% compared to 8.13% for 2012, while return on average assets was 0.85% compared to 0.89% for 2012; operating return on average equity for the year ended December 31, 2013 was 8.38% compared to 8.13% for 2012 while operating return on average assets was 0.90% compared to 0.89% for 2012.

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

The decline in the general level of interest rates over the last several years has placed downward pressure on the Company’s earning asset yields and related interest income. The decline in earning asset yields, however, has been partially offset by the re-pricing of money market deposit accounts and certificates of deposits and lower borrowing costs. The Company believes that its net interest margin will continue to decline modestly as decreases in earning asset yields are projected to outpace declines in rates paid on interest-bearing liabilities.

The following table shows interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

	For the Year Ended
	December 31,
	2014	2013	Change
	(Dollars in thousands)
Average interest-earning assets	$6,437,681	$3,716,849	$2,720,832
Interest income (FTE)	$283,072	$177,383	$105,689
Yield on interest-earning assets	4.40%	4.77%	(37	)bps
Average interest-bearing liabilities	$5,047,550	$2,914,139	$2,133,411
Interest expense	$19,927	$20,501	$(574)
Cost of interest-bearing liabilities	0.39%	0.70%	(31	)bps
Cost of funds	0.31%	0.55%	(24	)bps
Net Interest Income (FTE)	$263,145	$156,882	$106,263
Net Interest Margin (FTE)	4.09%	4.22%	(13	)bps
Core Net Interest Margin (FTE) (1)	3.93%	4.18%	(25	)bps

(1) Core net interest margin (FTE) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the year ended December 31, 2014, tax-equivalent net interest income was $263.1 million, an increase of $106.3 million, or 67.7%, when compared to the prior year, a result of a $2.7 billion increase in average interest-earning assets and a $2.1 billion increase in average interest-bearing liabilities from the impact of the StellarOne acquisition. The tax-equivalent net interest margin decreased by 13 basis points to 4.09% from 4.22% in the prior year. Core tax-equivalent net interest margin (which excludes the 16 basis points impact of acquisition accounting accretion) decreased by 25 basis points. The decline in the core net interest margin was principally due to a decrease in interest-earning asset yields (-33 basis points), outpacing the decline in cost of funds (+8 basis points). The decline in interest-earning asset yields was primarily driven by reinvestment of excess cash flows at lower rates during the year and lower loan yields, as new and renewed loans were originated and re-priced at lower rates. In addition, the declines in net interest margin and earning asset yields in 2014 were driven by the impact of the StellarOne acquisition in the current year as StellarOne’s net interest margin and earning asset yields were lower than that of the Company’s prior to acquisition.

	For the Year Ended
	December 31,
	2013	2012	Change
	(Dollars in thousands)
Average interest-earning assets	$3,716,849	$3,649,865	$66,984
Interest income (FTE)	$177,383	$186,085	$(8,702)
Yield on interest-earning assets	4.77%	5.10%	(33	)bps
Average interest-bearing liabilities	$2,914,139	$2,922,373	$(8,234)
Interest expense	$20,501	$27,508	$(7,007)
Cost of interest-bearing liabilities	0.70%	0.94%	(24	)bps
Cost of funds	0.55%	0.76%	(21	)bps
Net Interest Income (FTE)	$156,882	$158,577	$(1,695)
Net Interest Margin (FTE)	4.22%	4.34%	(12	)bps
Core Net Interest Margin (FTE) (1)	4.18%	4.24%	(6	)bps

(1) Core net interest margin (FTE) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the year ended December 31, 2013, tax-equivalent net interest income was $156.9 million, a decrease of $1.7 million, or 1.1%, when compared to 2012. The tax-equivalent net interest margin decreased by 12 basis points to 4.22% from 4.34% in 2012. The decline in the net interest margin was principally due to the continued decline in accretion on the acquired net earning assets (-6 bps) and a decline in the yield on interest-earning assets that outpaced the reduction in the cost of funds (-6 bps). The decline in interest-earning asset yields was primarily driven by reinvestment of excess cash flows at lower rates during 2013 and lower loan yields, as new and renewed loans were originated and re-priced at lower rates.

The following table shows interest income on interest-earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the years indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$722,600	$15,226	2.11%	$391,804	$8,202	2.09%	$462,996	$11,912	2.57%
Tax-exempt	402,402	20,451	5.08%	223,054	12,862	5.77%	179,977	11,155	6.20%
Total securities (2)	1,125,002	35,677	3.17%	614,858	21,064	3.43%	642,973	23,067	3.59%
Loans, net (3) (4)	5,235,471	245,529	4.69%	2,985,733	152,868	5.12%	2,875,916	159,682	5.55%
Loans held for sale	46,917	1,805	3.85%	105,450	3,433	3.26%	104,632	3,273	3.13%
Federal funds sold	694	1	0.19%	421	1	0.22%	365	1	0.24%
Money market investments	1	-	0.00%	1	-	0.00%	-	-	0.00%
Interest-bearing deposits in other banks	29,596	60	0.20%	10,386	17	0.17%	25,979	62	0.24%
Total earning assets	6,437,681	$283,072	4.40%	3,716,849	$177,383	4.77%	3,649,865	$186,085	5.10%
Allowance for loan losses	(31,288)			(34,533)			(40,460)
Total non-earning assets	844,629			369,752			365,820
Total assets	$7,251,022			$4,052,068			$3,975,225

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$2,568,425	$4,714	0.18%	$1,403,721	$2,696	0.19%	$1,328,958	$3,769	0.28%
Regular savings	552,756	1,063	0.19%	226,343	680	0.30%	197,228	662	0.34%
Time deposits (5)	1,390,308	5,257	0.38%	961,359	10,721	1.12%	1,099,252	15,015	1.37%
Total interest-bearing deposits	4,511,489	11,034	0.24%	2,591,423	14,097	0.54%	2,625,438	19,446	0.74%
Other borrowings (6)	536,061	8,893	1.66%	322,716	6,404	1.98%	296,935	8,062	2.72%
Total interest-bearing liabilities	5,047,550	$19,927	0.39%	2,914,139	$20,501	0.70%	2,922,373	$27,508	0.94%

Noninterest-bearing liabilities:
Demand deposits	1,164,032			664,203			577,740
Other liabilities	54,857			37,662			39,338
Total liabilities	6,266,439			3,616,004			3,539,451
Stockholders' equity	984,583			436,064			435,774
Total liabilities and stockholders' equity	$7,251,022			$4,052,068			$3,975,225

Net interest income		$263,145			$156,882			$158,577

Interest rate spread (7)			4.01%			4.07%			4.16%
Interest expense as a percent of average earning assets			0.31%			0.55%			0.76%
Net interest margin (8)			4.09%			4.22%			4.34%

(1) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(2) Interest income on securities includes $0, $15,000, and $201,000 for the years ended December 31, 2014, 2013, and 2012, respectively, in accretion of the fair market value adjustments.
(3) Nonaccrual loans are included in average loans outstanding.
(4) Interest income on loans includes $586,000, $2.1 million, and $3.7 million for the years ended December 31, 2014, 2013, and 2012, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on certificates of deposits includes $8.9 million, $7,000, and $233,000 for the years ended December 31, 2014, 2013, and 2012, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Interest expense on borrowings includes $550,000, $489,000, and $489,000 for the years ended December 31, 2014, 2013, and 2012, respectively in amortization of the fair market value adjustments related to acquisitions.
(7) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(8) Core net interest margin excludes purchase accounting adjustments and was 3.93%, 4.18%, and 4.24% for the years ended December 31, 2014, 2013, and 2012, respectively.

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

	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$6,947	$77	$7,024	$(1,675)	$(2,035)	$(3,710)
Tax-exempt	9,281	(1,692)	7,589	2,523	(816)	1,707
Total securities	16,228	(1,615)	14,613	848	(2,851)	(2,003)
Loans, net	106,471	(13,810)	92,661	5,908	(12,722)	(6,814)
Loans held for sale	(2,165)	537	(1,628)	25	135	160
Interest-bearing deposits in other banks	40	3	43	(31)	(14)	(45)
Total earning assets	$120,574	$(14,885)	$105,689	$6,750	$(15,452)	$(8,702)

Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$2,191	$(173)	$2,018	$162	$(1,235)	$(1,073)
Regular savings	700	(317)	383	97	(79)	18
Time deposits	3,500	(8,964)	(5,464)	(1,766)	(2,528)	(4,294)
Total interest-bearing deposits	6,391	(9,454)	(3,063)	(1,507)	(3,842)	(5,349)
Other borrowings	3,660	(1,171)	2,489	662	(2,320)	(1,658)
Total interest-bearing liabilities	10,051	(10,625)	(574)	(845)	(6,162)	(7,007)

Change in net interest income	$110,523	$(4,260)	$106,263	$7,595	$(9,290)	$(1,695)

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The 2014 and remaining estimated discount/premium and net accretion impact are reflected in the following table (dollars in thousands):

	Accretion		Amortization
	Loan	Certificates of Deposit	Borrowings	Total

For the year ended December 31, 2014	$586	$8,914	$550	$10,050
For the years ending:
2015	1,792	1,843	175	3,810
2016	2,525	-	271	2,796
2017	2,898	-	170	3,068
2018	2,594	-	(143)	2,451
2019	2,035	-	(286)	1,749
Thereafter	12,473	-	(5,923)	6,550

Noninterest Income

	For the Year Ended
	December 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$17,721	$9,492	$8,229	86.7%
Other service charges, commissions and fees	14,983	8,607	6,376	74.1%
Fiduciary and asset management fees	9,036	5,183	3,853	74.3%
Gains on sales of mortgage loans, net of commissions	9,707	11,900	(2,193)	-18.4%
Gains on securities transactions, net	1,695	21	1,674	NM
Losses on bank premises, net	(184)	(340)	156	-45.9%
Bank owned life insurance income	4,648	2,311	2,337	101.1%
Other operating income	3,681	1,554	2,127	136.9%
Total noninterest income	$61,287	$38,728	$22,559	58.2%

Mortgage segment operations	$(10,091)	$(11,906)	$1,815	-15.2%
Intercompany eliminations	682	670	12	1.8%
Community Bank segment	$51,878	$27,492	$24,386	88.7%

NM - Not Meaningful

For the year ended December 31, 2014, noninterest income increased $22.6 million, or 58.2%, to $61.3 million, from $38.7 million a year ago, largely a result of the StellarOne acquisition. Excluding mortgage segment operations, noninterest income increased $24.4 million, or 88.7%, from last year. Service charges on deposit accounts and other account service charges and fees increased $14.6 million due to higher volume in all product and service lines, a result of the addition of StellarOne’s deposit accounts. Fiduciary and asset management fees increased $3.9 million, a result of the contribution of the StellarOne’s wealth management and trust operations. Gains on sales of mortgage loans, net of commissions, decreased $2.2 million driven by lower loan origination volume and lower gain on sale margins in 2014. Mortgage loan originations decreased by $264.0 million, or 28.0%, to $677.4 million in 2014 compared to $941.4 million in 2013. Of the loan originations in 2014, 29.9% were refinances compared to 38.9% in 2013.

	For the Year Ended
	December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$9,492	$9,033	$459	5.1%
Other service charges, commissions and fees	8,607	7,890	717	9.1%
Fiduciary and asset management fees	5,183	4,324	859	19.9%
Gains on sales of mortgage loans, net of commissions	11,900	16,651	(4,751)	-28.5%
Gains on securities transactions, net	21	190	(169)	NM
(Losses) gains on bank premises, net	(340)	2	(342)	NM
Bank owned life insurance income	2,311	1,950	361	18.5%
Other operating income	1,554	1,028	526	51.2%
Total noninterest income	$38,728	$41,068	$(2,340)	-5.7%

Mortgage segment operations	$(11,906)	$(16,660)	$4,754	-28.5%
Intercompany eliminations	670	468	202	43.2%
Community Bank segment	$27,492	$24,876	$2,616	10.5%

NM - Not Meaningful

For the year ended December 31, 2013, noninterest income decreased $2.4 million, or 5.7%, to $38.7 million, from $41.1 million in 2012. Excluding mortgage segment operations, noninterest income increased $2.6 million, or 10.5%, from 2012. Service charges on deposit accounts increased $459,000 primarily related to higher overdraft and returned check fees as well as service charges on savings accounts. Other account service charges and fees increased $717,000 due to higher net interchange fee income, revenue on retail investment products, and fees on letters of credit. Other income increases were related to increased income on bank owned life insurance of $361,000, fiduciary and asset management fees of $859,000, and other operating income of $526,000, which was primarily related to other insurance-related revenues. Conversely, gains on bank premises decreased $342,000 as the Company recorded a loss in 2013 on the closure of bank premises coupled with net gains in 2012 related to sale of bank premises. Gains on sales of mortgage loans, net of commissions, decreased $4.8 million driven by lower loan origination volume and lower gain on sale margins in 2013. Mortgage loan originations decreased by $154.8 million, or 14.1%, to $941.4 million in 2013 compared to $1.1 billion in 2012. Of the loan originations in 2013, 38.9% were refinances compared to 54.3% in 2012. Lower gain on sale margins were also partly due to reductions resulting from valuation reserves of $363,000 related to aged mortgage loans held-for-sale as well as a non-recurring charge of $966,000 for contractual indemnifications related to prior period errors in mortgage insurance premium calculations in certain mortgage loans.

Noninterest expense

	For the Year Ended
	December 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$107,804	$70,369	$37,435	53.2%
Occupancy expenses	20,136	11,543	8,593	74.4%
Furniture and equipment expenses	11,872	6,884	4,988	72.5%
OREO and credit-related expenses (1)	10,164	4,880	5,284	108.3%
Acquisition-related expenses	20,345	2,132	18,213	854.3%
Other operating expenses	68,231	41,481	26,750	64.5%
Total noninterest expense	$238,552	$137,289	$101,263	73.8%

Mortgage segment operations	$(16,587)	$(17,703)	$1,116	-6.3%
Intercompany eliminations	682	670	12	1.8%
Community Bank segment	$222,647	$120,256	$102,391	85.1%

NM - Not Meaningful

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the year ended December 31, 2014, noninterest expense increased $101.3 million, or 73.8%, to $238.6 million, from $137.3 million a year ago, largely a result of the StellarOne acquisition. Excluding acquisition-related costs of $2.1 million and $20.3 million incurred in 2013 and 2014, respectively, noninterest expense increased $83.1 million, or 61.5%, compared to 2013. Salaries and benefits expense increased $37.4 million due to the net addition of approximately 450 employees associated with the acquisition. Occupancy expenses increased $8.6 million in 2014, a result of additional rent, utilities, and depreciation on acquired branches and service centers, partially offset by cost savings associated with the closure of 13 overlapping bank branches into nearby locations.  Furniture and equipment expenses increased $5.0 million due to additional acquisition-related depreciation expense and equipment maintenance. OREO and credit-related expenses increased $5.3 million mainly related to valuation adjustments of $6.2 million recorded on OREO property in third quarter of 2014, as the Company’s management shifted its strategy to more aggressively market OREO properties in inactive rural markets that have continued to struggle coming out of the economic downturn and for which transaction volume for comparable sales has been slow or nonexistent. The higher valuation adjustments were partially offset by gains on sales of property. Other operating expenses, including amortization on the acquired core deposit portfolio, communication and technology expenses for additional internet, telephone, and data processing services for the combined companies, additional marketing expenses related to building brand awareness of the combined companies, and additional FDIC insurance expenses increased $26.8 million, due to the acquisition of StellarOne.

	For the Year Ended
	December 31,		Change
	2013	2012	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$70,369	$68,648	$1,721	2.5%
Occupancy expenses	11,543	12,150	(607)	-5.0%
Furniture and equipment expenses	6,884	7,251	(367)	-5.1%
OREO and credit-related expenses (1)	4,880	4,639	241	5.2%
Acquisition-related expenses	2,132	-	2,132	NM
Other operating expenses	41,481	40,791	690	1.7%
Total noninterest expense	$137,289	$133,479	$3,810	2.9%

Mortgage segment operations	$(17,703)	$(13,971)	$(3,732)	26.7%
Intercompany eliminations	670	468	202	43.2%
Community Bank segment	$120,256	$119,976	$280	0.2%

NM - Not Meaningful

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the year ended December 31, 2013, noninterest expense increased $3.8 million, or 2.9%, to $137.3 million, from $133.5 million in 2012. Excluding mortgage segment operations and acquisition-related costs of $2.1 million incurred in 2013, noninterest expense declined $1.8 million, or 1.5%, compared to 2012. Salaries and benefits expense increased $1.7 million due to costs associated with strategic investments in mortgage segment personnel in 2012 and 2013 and severance expense recorded in 2013 related to the relocation of Union Mortgage Group, Inc.’s headquarters to Glen Allen, Virginia. Occupancy expenses decreased $607,000 and furniture and equipment expenses declined $367,000, primarily due to branch closures in 2012. OREO and credit-related expenses increased $241,000, or 5.2%, mainly related to valuation adjustments on OREO property in 2013. Other operating expenses increased $690,000, or 1.7%, due to increases in legal and litigation-related expenses of $1.2 million and FDIC insurance expenses of $672,000, partially offset by lower amortization expenses of $1.5 million.

SEGMENT INFORMATION

Community Bank Segment

2014 compared to 2013

For the year ended December 31, 2014, which included the full-year impact of the StellarOne acquisition, the community bank’s net income increased $18.9 million, or 51.0%, to $56.1 million when compared to the prior year. Excluding after-tax acquisition-related costs of $13.7 million and $2.0 million in 2014 and 2013, respectively, net income increased $30.6 million, or 78.1%. Net interest income increased $104.0 million from 2013, largely a result of an increase of $2.7 billion in average interest-earning assets and $2.1 billion in average interest-bearing liabilities resulting from the StellarOne acquisition. The provision for loan losses increased $1.7 million from $6.1 million in 2013 to $7.8 million in 2014 due to increases in specific reserves on impaired loans and loan growth in the fourth quarter of 2014.

Noninterest income increased $24.4 million from $27.5 million in 2013 to $51.9 million in 2014. The majority of the increase was driven by customer-related noninterest income (services charges on deposit accounts, debit card and ATM interchange income, and income from fiduciary and asset management services) and is primarily due to the acquisition of StellarOne. Additionally, income related to bank owned life insurance policies increased $2.3 million and gains of sale of securities increased $1.7 million from the prior year.

Noninterest expense increased $102.4 million, or 85.1%, from $120.2 in 2013 to $222.6 million in 2014, and included the full-year impact of the StellarOne acquisition. Excluding current and prior year acquisition-related costs of $20.3 million and $2.1 million, respectively, noninterest expense increased $84.2 million, or 71.3% compared to 2013. Salaries and benefits expenses increased $37.5 million driven by the net addition of 492 branch and management personnel; occupancy expenses increased $8.8 million driven by the added rent expense and depreciation on acquired branches; OREO and credit-related expenses increased $5.3 million driven by a $6.2 million valuation adjustment taken in the third quarter. Amortization expense increased $6.0 million due to purchase accounting amortization on acquired deposits. Other increases included higher telephone, technology, and data processing costs of $6.7 million related to additional personnel and transaction processing, higher FDIC and liability insurance costs of $3.0 million, and higher marketing and advertising expense of $2.2 million related to public relations and brand awareness of the combined banks after the StellarOne integration.

2013 compared to 2012

For the year ended December 31, 2013, the community bank segment’s net income increased $4.3 million, or 13.0%, to $37.2 million when compared to 2012; excluding after-tax acquisition-related costs of $2.0 million in 2013, net income increased $6.3 million, or 19.3%. Net interest income decreased $3.0 million, or 2.0%, to $150.0 million when compared to 2012 due to declines in the net interest margin partially offset by loan growth. In addition, the Company’s provision for loan losses was $6.1 million lower than 2012 due to continued improvement in asset quality.

Noninterest income increased $2.6 million, or 10.5%, to $27.5 million from $24.9 million last year. Service charges on deposit accounts increased $459,000 primarily related to higher overdraft and returned check fees as well as service charges on savings accounts. Other account service charges and fees increased $718,000 due to higher net interchange fee income, revenue on retail investment products, and fees on letters of credit. Other income increased $2.0 million related to increased income on bank owned life insurance of $361,000, fiduciary and asset management fees of $859,000, and other operating income of $732,000, primarily related to other insurance-related revenues. Partially offsetting these increases were decreases in gains on sale of bank premises of $342,000, as a loss was recognized in 2013 compared to gains in 2012, and lower net gains on securities of $169,000.

Noninterest expense increased $280,000, or 0.2%, to $120.3 million in 2013 from $120.0 million in 2012. Excluding acquisition-related costs of $2.1 million in 2013, noninterest expense decreased $1.8 million, or 1.5%, from 2012. Salaries and benefits declined $475,000 related to lower equity based compensation expense. Occupancy expenses and furniture and equipment expenses declined $1.2 million and $367,000, respectively, largely due to branch closures that occurred in 2012.

Mortgage Segment

2014 compared to 2013

For the year ended December 31, 2014, the mortgage segment reported a net loss of $3.5 million compared to a loss of $2.7 million for the prior year, representing an increased loss of $839,000, or 31.6%. Noninterest income declined $1.8 million during the year due to lower gains on sales of mortgage loans, net of commissions, driven by a decline in origination volume of $264.0 million, or 28.0%, to $677.4 million from $941.4 million during 2013. The significant decline in origination volume was primarily driven by lower refinance volume as well as lower purchased volume. Of the loan originations in the current year, 29.9% were refinances compared to 38.9% in 2013.

Noninterest expenses decreased $1.1 million, or 6.2%, from $17.7 million in 2013 to $16.6 million, primarily related to declines in professional fees, occupancy expense, and lower loan related fees due to lower origination volume. Included in noninterest expense is approximately $350,000 of nonrecurring costs related to severance and lease terminations, as the Company continues to streamline the mortgage segment’s processes and cost structure to align with the overall lower mortgage origination levels.

2013 compared to 2012

For the year ended December 31, 2013, the mortgage segment incurred a net loss of $2.7 million compared to net income of $2.5 million during 2012, representing a decline of $5.2 million. Mortgage loan originations decreased by $154.8 million, or 14.1%, to $941.4 million from $1.1 billion during 2012. Loan origination volume, particularly refinance volume, is highly sensitive to changes in interest rates, and was negatively affected by the higher interest rate environment in the second half of 2013 compared to the lower interest rate environment for the full year 2012. As a result, of the loan originations in the current year, 38.9% were refinances compared to 54.3% in 2012.

Related to the decline in origination volume, gains on sales of mortgage loans, net of commission expenses, decreased 28.5%, or $4.8 million. The decrease included reductions from valuation reserves of $363,000 related to aged mortgage loans held-for-sale and the non-recurring $966,000 charge for indemnification claims. Excluding this accrual, net gains on sales of loans decreased $3.8 million, or 22.7%, driven by the 14.1% drop in mortgage loan originations and lower margins. The year to year comparative decline in net income was affected not only by the impact of the rising interest rate environment, but also the full year impact of the additional mortgage loan officers in 2013, added in the first half of 2012.

Expenses increased by $3.7 million, or 26.7%, over 2012 primarily due to increases in salary and benefit expenses of $2.2 million related to the addition of personnel to support mortgage loan originators in 2012, investments made in 2013 to enhance the mortgage segment’s operating capabilities, and severance related to the relocation of the mortgage segment’s headquarters to Richmond, Virginia. In addition, increases in expenses included higher rent expense of $563,000 related to annual rent increases, lease termination costs, and the headquarters relocation, loan-related expenses of $236,000, primarily related to appraisal and credit reporting expenses, and professional fees of $200,000.

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

The effective tax rate for the years ended December 31, 2014, 2013, and 2012 was 24.8%, 26.6%, and 28.8%, respectively. The decline in the effective tax rate is primarily related to tax-exempt interest income on the investment portfolio and tax-exempt bank-owned life insurance income being a larger percentage of pre-tax income during 2014 due to elevated merger-related costs included in pre-tax income.

BALANCE SHEET

At December 31, 2014, total assets were $7.4 billion, an increase of $3.2 billion from December 31, 2013, reflecting the impact of the January 1, 2014 StellarOne acquisition. The fair value of total assets acquired equaled $3.0 billion.

•	Total cash and cash equivalents were $133.3 million at December 31, 2014, an increase of $60.2 million from December 31, 2013. The fair value of cash acquired was $50.0 million. As a percentage of total assets, cash and cash equivalents remained fairly constant at 1.8% and 1.7% for the years ending December 31, 2014 and 2013, respectively.

•	Investment in securities increased $424.8 million, or 62.7%, from $677.3 million at December 31, 2013 to $1.1 billion at December 31, 2014. The fair value of investment in securities acquired was $460.9 million.

•	Mortgage loans held for sale were $42.5 million, a decrease of $10.7 million from December 31, 2013, a result of lower origination volume.

•	Loans net of unearned income were $5.3 billion at December 31, 2014, an increase of $2.3 billion, or 75.9%, from December 31, 2013. Gross loans acquired equaled $2.283 billion with a fair value of $2.239 billion. Average loans outstanding increased $2.2 billion, or 75.3%, from December 31, 2013.

•	Total goodwill arising from the acquisition of StellarOne equaled $234.1 million.

At December 31, 2014, total liabilities were $6.4 billion, an increase of $2.6 billion from December 31, 2013, reflecting the impact of the January 1, 2014 StellarOne acquisition. The fair value of total liabilities assumed equaled $2.6 billion.

•	Total deposits at December 31, 2014 were $5.6 billion, an increase of $2.4 billion, or 74.2%, when compared to December 31, 2013. Total deposits assumed equaled $2.469 billion with a fair value of $2.480 billion.

•	Net other short-term borrowings were $343.0 million, an increase of $131.5 million from December 31, 2013. The fair value of short-term borrowings assumed was $49.2 million. The majority of the increase from December 31, 2013 relates to advances from the FHLB.

•	Long-term borrowings were $299.5 million at December 31, 2014, an increase of $100.2 million from December 31, 2013. The fair value of long-term borrowings assumed was $98.7 million.

On January 31, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015. For the year ended December 31, 2014, approximately 2.1 million shares of common stock have been repurchased and approximately $12.5 million remains available under the repurchase program.

Securities

At December 31, 2014, the Company had total investments in the amount of $1.2 billion, or 15.7% of total assets, as compared to $703.4 million, or 16.8% of total assets, at December 31, 2013. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. All of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The table below sets forth a summary of the securities available for sale and restricted stock, at fair value for the following periods (dollars in thousands):

	2014	2013
U.S. government and agency securities	$8,454	$2,153
Obligations of states and political subdivisions	445,647	254,830
Corporate and other bonds	78,680	9,434
Mortgage-backed securities	559,329	407,362
Other securities	10,004	3,569
Total securities available for sale, at fair value	1,102,114	677,348

Federal Reserve Bank stock	23,834	6,734
Federal Home Loan Bank stock	31,020	19,302
Total restricted stock	54,854	26,036
Total investments	$1,156,968	$703,384

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. The Company determined that a single issuer trust preferred security incurred credit-related OTTI of $400,000 during the year ended December 31, 2011. During the quarter ended June 30, 2014, the trust preferred security was called at a premium.  As a result, the Company recognized a gain on the call of the previously written down security of $400,000 in the second quarter of 2014. No OTTI was recognized in 2012, 2013, or 2014. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of December 31, 2014 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
U.S. government and agency securities:
Amortized cost	$1,214	$-	$7,080	$19	$8,313
Fair value	1,237	-	7,055	162	8,454
Weighted average yield (1)	2.87	-	1.99	-	2.12

Mortgage backed securities:
Amortized cost	97	18,277	143,771	388,571	550,716
Fair value	103	18,661	145,868	394,697	559,329
Weighted average yield (1)	4.60	2.36	1.77	1.90	1.88

Obligations of states and political subdivisions:
Amortized cost	6,224	23,176	129,462	268,621	427,483
Fair value	6,247	24,316	134,463	280,621	445,647
Weighted average yield (1)	1.95	4.06	4.71	4.92	4.77

Corporate bonds and other securities:
Amortized cost	11,810	92	26,587	50,234	88,723
Fair value	11,847	93	26,658	50,086	88,684
Weighted average yield (1)	2.00	4.51	2.80	1.89	2.18

Total securities available for sale:
Amortized cost	19,345	41,545	306,900	707,445	1,075,235
Fair value	19,434	43,070	314,044	725,566	1,102,114
Weighted average yield (1)	2.05	3.32	3.10	3.04	3.05

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of December 31, 2014, the Company maintained a diversified municipal bond portfolio with approximately 75% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the Commonwealth of Virginia and the State of Washington both represented 10% and issuances within the State of Texas represented 15% of the municipal portfolio; no other state had a concentration above 10%. Approximately 95% of municipal holdings are considered investment grade by Moody’s or Standard & Poor’s rating services. The non-investment grade securities are principally insured Texas municipalities with no underlying rating. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Loan Portfolio

Loans, net of unearned income, were $5.3 billion and $3.0 billion at December 31, 2014 and 2013, respectively. Loans secured by real estate continue to represent the Company’s largest category, comprising 84.9% of the total loan portfolio at December 31, 2014.

The following table presents the Company’s composition of loans, net of unearned income, in dollar amounts and as a percentage of total gross loans as of December 31, (dollars in thousands):

	2014		2013		2012		2011		2010
Loans secured by real estate:
Residential 1-4 family	$925,371	17.3%	$475,688	15.7%	$472,985	15.9%	$447,544	15.9%	$431,614	15.2%
Commercial	2,051,943	38.3%	1,094,451	36.0%	1,044,396	35.2%	985,934	34.9%	924,548	32.6%
Construction, land development and other land loans	656,418	12.3%	470,684	15.5%	470,638	15.9%	444,739	15.8%	489,601	17.3%
Second mortgages	57,650	1.1%	34,891	1.1%	39,925	1.3%	55,630	2.0%	64,534	2.3%
Equity lines of credit	523,808	9.8%	302,965	10.0%	307,668	10.4%	304,320	10.8%	305,741	10.8%
Multifamily	297,289	5.6%	146,433	4.8%	140,038	4.7%	108,260	3.8%	91,397	3.2%
Farm land	26,043	0.5%	20,769	0.7%	22,776	0.8%	26,962	1.0%	26,787	0.9%
Total real estate loans	4,538,522	84.9%	2,545,881	83.8%	2,498,426	84.2%	2,373,389	84.2%	2,334,222	82.3%

Commercial Loans	374,080	7.0%	194,809	6.4%	186,528	6.3%	169,695	6.0%	180,840	6.4%

Consumer installment loans
Personal	333,126	6.2%	238,368	7.8%	222,812	7.5%	241,753	8.6%	277,184	9.8%
Credit cards	24,225	0.5%	23,211	0.8%	21,968	0.7%	19,006	0.7%	19,308	0.6%
Total consumer installment loans	357,351	6.7%	261,579	8.6%	244,780	8.2%	260,759	9.3%	296,492	10.4%

All other loans	76,043	1.4%	37,099	1.2%	37,113	1.3%	14,740	0.5%	25,699	0.9%
Gross loans	$5,345,996	100.0%	$3,039,368	100.0%	$2,966,847	100.0%	$2,818,583	100.0%	$2,837,253	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of December 31, 2014 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Loans secured by real estate:
Residential 1-4 family	$925,371	$77,832	$348,961	$22,688	$326,273	$498,578	$279,880	$218,698
Commercial	2,051,943	193,880	647,796	226,045	421,751	1,210,267	972,972	237,295
Construction, land development and other land loans	656,418	410,920	164,070	145,009	19,061	81,428	70,598	10,830
Second mortgages	57,650	6,449	9,716	3,676	6,040	41,485	17,051	24,434
Equity lines of credit	523,808	35,765	487,046	68,415	418,631	997	918	79
Multifamily	297,289	35,991	85,012	34,465	50,547	176,286	145,545	30,741
Farm land	26,043	9,651	7,890	3,179	4,711	8,502	7,704	798
Total real estate loans	4,538,522	770,488	1,750,491	503,477	1,247,014	2,017,543	1,494,668	522,875

Commercial Loans	374,080	129,591	98,605	93,572	5,033	145,884	123,169	22,715

Consumer installment loans
Personal	333,126	61,463	1,791	1,584	207	269,872	182,982	86,890
Credit cards	24,225	24,225	-	-	-	-	-	-
Total consumer installment loans	357,351	85,688	1,791	1,584	207	269,872	182,982	86,890

All other loans	76,043	11,417	17,627	4,737	12,890	46,999	15,703	31,296
Gross loans	$5,345,996	$997,184	$1,868,514	$603,370	$1,265,144	$2,480,298	$1,816,522	$663,776

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at December 31, 2014, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction, and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

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

During 2014, the Company continued to see improvement in asset quality with reduced levels of nonperforming assets, OREO balances, and net charge-offs from the prior year. The decline in OREO balances has been mostly attributable to sales of closed bank premises and foreclosed commercial real estate property. The provision increased from the prior year primarily driven by an increase in loan balances and increased reserves for impaired loans. Both the allowance for loan losses to total loans ratio and allowance for loan losses to total loans ratio, adjusted for acquisition accounting, were down from the prior year. The magnitude of any change in the real estate market and its impact on the Company is still largely dependent upon continued recovery of residential housing and commercial real estate and the pace at which the local economies in the Company’s operating markets improve.

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

The total recorded investment in TDRs as of December 31, 2014 was $26.8 million, a decrease of $15.0 million, or 35.9%, from $41.8 million at December 31, 2013. Of the $26.8 million of TDRs at December 31, 2014, $22.8 million, or 85.1%, were considered performing while the remaining $4.0 million were considered nonperforming. Of the $41.8 million of TDRs at December 31, 2013, $34.5 million, or 82.5%, were considered performing while the remaining $7.3 million were considered nonperforming. The decline in the TDR balance from the prior year is attributable to $9.0 million being removed from TDR status, $5.1 million in net payments, and $3.1 million in charge-offs, partially offset by $1.4 million in additions and $849,000 in acquired TDRs. The TDRs acquired in the StellarOne acquisition were related to loans with a revolving feature and, therefore, excluded from being classified as PCI in accordance with ASC 310-30. Loans removed from TDR status represent restructured loans with a market rate of interest at the time of the restructuring. These loans have performed in accordance with their modified terms for twelve consecutive months and were no longer considered impaired based on a current evaluation by Special Asset Loan Committee. Loans removed from TDR status are collectively evaluated for impairment; due to the significant improvement in the expected future cash flows, these loans are grouped based on their primary risk characteristics, typically using the Company’s internal risk rating system as its primary credit quality indicator. Impairment is measured based on historical loss experience taking into consideration environmental factors. The significant majority of these loans have been subject to new credit decisions due to the improvement in the expected future cash flows, the financial condition of the borrower, and other factors considered during re-underwriting. The TDR activity during the quarter did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

Nonperforming Assets

At December 31, 2014, nonperforming assets totaled $47.4 million, a decrease of $1.8 million, or 3.6%, from December 31, 2013. In addition, NPAs as a percentage of total outstanding loans declined 73 basis points to 0.89% from 1.62% at the end of the prior year. All metrics discussed below exclude PCI loans, which aggregated $105.8 million (net of fair value mark) at December 31, 2014.

The following table shows a summary of assets quality balances and related ratios as of and for the years ended December 31, (dollars in thousands):

	2014	2013	2012	2011	2010
Nonaccrual loans, excluding PCI loans	$19,255	$15,035	$26,206	$44,834	$61,716
Foreclosed properties	23,058	34,116	32,834	31,243	35,102
Former bank premises	5,060	-	-	1,020	1,020
Total nonperforming assets	47,373	49,151	59,040	77,097	97,838
Loans past due 90 days and accruing interest	10,047	6,746	8,843	19,911	15,332
Total nonperforming assets and loans past due 90 days and accruing interest	$57,420	$55,897	$67,883	$97,008	$113,170

Performing Restructurings	$22,829	$34,520	$51,468	$98,834	$13,086

Balances
Allowance for loan losses	$32,384	$30,135	$34,916	$39,470	$38,406
Average loans, net of unearned income	5,235,471	2,985,733	2,875,916	2,818,022	2,750,756
Loans, net of unearned income	5,345,996	3,039,368	2,966,847	2,818,583	2,837,253

Ratios
NPAs to total loans	0.89%	1.62%	1.99%	2.74%	3.45%
NPAs & loans 90 days past due to total loans	1.07%	1.84%	2.29%	3.44%	3.99%
NPAs to total loans & OREO	0.88%	1.60%	1.97%	2.70%	3.40%
NPAs & loans 90 days past due to total loans & OREO	1.07%	1.82%	2.26%	3.40%	3.94%
ALL to nonaccrual loans	168.18%	200.43%	133.24%	88.04%	62.23%
ALL to nonaccrual loans & loans 90 days past due	110.52%	138.35%	99.62%	60.96%	49.85%

Nonperforming assets at December 31, 2014 included $19.3 million in nonaccrual loans (excluding PCI loans), a net increase of $4.2 million, or 28.1%, from the prior year. Nonaccrual loans as a percentage of total outstanding loans declined 13 basis points to 0.36% from 0.49% at the end of the prior year. The following table shows the activity in nonaccrual loans for the years ended December 31, (dollars in thousands):

	2014	2013	2012	2011	2010
Beginning Balance	$15,035	$26,206	$44,834	$61,716	$22,348
Net customer payments	(8,053)	(12,393)	(13,624)	(18,661)	(8,985)
Additions	20,961	16,725	10,265	19,905	75,099
Charge-offs	(2,732)	(8,743)	(8,510)	(8,716)	(10,005)
Loans returning to accruing status	(3,492)	(2,718)	(3,455)	(3,607)	(1,017)
Transfers to OREO	(2,464)	(4,042)	(3,304)	(5,803)	(15,724)
Ending Balance	$19,255	$15,035	$26,206	$44,834	$61,716

The following table presents the composition of nonaccrual loans (excluding PCI loans) and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the years ended December 31, (dollars in thousands):

	2014	2013	2012	2011	2010
Raw Land and Lots	$2,359	$2,560	$8,760	$13,322	$22,546
Commercial Construction	968	1,596	5,781	10,276	11,410
Commercial Real Estate	6,962	2,212	3,018	7,993	10,157
Single Family Investment Real Estate	2,070	1,689	3,420	5,048	10,226
Commercial and Industrial	3,286	3,848	2,036	5,297	4,797
Other Commercial	74	126	193	238	458
Consumer	3,536	3,004	2,998	2,660	2,122
Total	$19,255	$15,035	$26,206	$44,834	$61,716

Coverage Ratio	168.18%	200.43%	133.24%	88.04%	62.23%

Nonperforming assets at December 31, 2014 also included $28.1 million in OREO, a decrease of $6.0 million, or 17.6%, from the prior year. The following table shows the activity in OREO for the years ended December 31, (dollars in thousands):

	2014	2013	2012	2011	2010
Beginning Balance	$34,116	$32,834	$32,263	$36,122	$22,509
Additions	20,872	9,542	14,274	11,625	24,792
Capitalized Improvements	686	561	381	528	404
Valuation Adjustments	(7,646)	(791)	(301)	(707)	(43)
Proceeds from sales	(21,291)	(7,569)	(13,152)	(14,240)	(11,747)
Gains (losses) from sales	1,381	(461)	(631)	(1,065)	207
Ending Balance	$28,118	$34,116	$32,834	$32,263	$36,122

Of the $20.9 million in additions to OREO in 2014, $4.3 million were acquired foreclosed property from StellarOne and $10.9 million related to bank premises no longer used in operations related to the StellarOne acquisition. During 2014, the majority of sales of OREO were primarily related to closed bank premises and commercial real estate. OREO is evaluated for impairment at least quarterly by the Company’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. During the third quarter of 2014, the Company reevaluated its OREO sales strategies in light of limited progress in selling properties in inactive rural markets that have continued to struggle coming out of the economic downturn and for which transaction volume for comparable sales has been slow or nonexistent. With the shift in strategy to more aggressively market this OREO, the Company obtained appraisals that reflect the newly determined highest and best use of the underlying assets. As a result, the Company recorded valuation adjustments of $6.2 million during the third quarter of 2014. These valuation adjustments will allow the Company to be more aggressive in disposing of long-held OREO properties and reducing the ongoing expenses associated with managing these properties. Valuation adjustments for the full year ended December 31, 2014 totaled $7.6 million.

The following table presents the composition of the OREO portfolio at the years ended December 31, (dollars in thousands):

	2014	2013	2012	2011	2010
Land	$8,726	$10,310	$8,657	$6,327	$7,689
Land Development	7,162	10,904	10,886	11,309	11,233
Residential Real Estate	5,736	7,379	7,939	11,024	13,402
Commercial Real Estate	1,434	5,523	5,352	2,583	2,778
Former Bank Premises (1)	5,060	-	-	1,020	1,020
Total	$28,118	$34,116	$32,834	$32,263	$36,122
(1) Includes closed branch property and land previously held for branch sites.

Past Due Loans

At December 31, 2014, total accruing past due loans, excluding PCI loans, were $48.1 million, or 0.90% of total loans, an increase from $26.5 million, or 0.87% of total loans, a year ago. At December 31, 2014, loans past due 90 days or more and accruing interest totaled $10.0 million, or 0.19% of total loans, compared to $6.7 million, or 0.22%, at December 31, 2013.

Charge-offs

For the year ended December 31, 2014, net charge-offs of loans were $5.6 million, or 0.10%, compared to $10.8 million, or 0.36%, for the prior year. The higher level of charge-offs in 2013 mainly related to loans that were previously considered impaired and specifically reserved for in prior periods.

Provision

The provision for loan losses for the year ended December 31, 2014 was $7.8 million, an increase of $1.7 million, or 28.8%, from the prior year. The increase in provision for loan losses for the current year compared to the prior year was driven by an increase in loan balances and increased reserves for impaired loans.

Allowance for Loan Losses

The allowance for loan losses increased $2.3 million from December 31, 2013 to $32.4 million at December 31, 2014. The ALL as a percentage of the total loan portfolio, adjusted for acquisition accounting (non-GAAP), was 1.08% at December 31, 2014, a decrease from 1.10% at December 31, 2013. The allowance for loan losses as a percentage of the total loan portfolio, unadjusted for acquisition accounting, was 0.61% at December 31, 2014, compared to 0.99% at December 31, 2013. The decrease in the allowance ratios was primarily attributable to improving credit quality metrics (as a percentage of total loans) and the acquisition of StellarOne. In acquisition accounting, there is no carryover of previously established allowance for loan losses.

The nonaccrual loan coverage ratio was 168.2% at December 31, 2014, compared to 200.4% at December 31, 2013. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the years ended December 31, (dollars in thousands):

	2014	2013	2012	2011	2010
Balance, beginning of year	$30,135	$34,916	$39,470	$38,406	$30,484
Loans charged-off:
Commercial	1,557	3,080	1,439	2,183	2,205
Real estate	5,855	8,596	14,127	12,669	12,581
Consumer	1,608	1,942	2,899	3,014	3,763
Total loans charged-off	9,020	13,618	18,465	17,866	18,549
Recoveries:
Commercial	316	746	207	413	551
Real estate	2,314	1,125	465	571	628
Consumer	839	910	1,039	1,146	924
Total recoveries	3,469	2,781	1,711	2,130	2,103
Net charge-offs	5,551	10,837	16,754	15,736	16,446
Provision for loan losses	7,800	6,056	12,200	16,800	24,368
Balance, end of year	$32,384	$30,135	$34,916	$39,470	$38,406

ALL to loans	0.61%	0.99%	1.18%	1.40%	1.35%
ALL to loans, adjusted for acquisition accounting (Non-GAAP)	1.08%	1.10%	1.35%	1.71%	1.82%
Net charge-offs to total loans	0.10%	0.36%	0.56%	0.56%	0.58%
Provision to total loans	0.15%	0.20%	0.41%	0.60%	0.86%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of December 31, (dollars in thousands):

	2014		2013		2012		2011		2010
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Commercial	$2,266	7.0%	$1,932	6.4%	$2,195	6.3%	$2,376	6.0%	$2,448	6.4%
Real estate	27,493	84.9%	25,242	83.8%	29,403	84.2%	33,236	84.2%	31,597	82.3%
Consumer	2,625	8.1%	2,961	9.8%	3,318	9.5%	3,858	9.8%	4,361	11.3%
Total	$32,384	100.0%	$30,135	100.0%	$34,916	100.0%	$39,470	100.0%	$38,406	100.0%

(1) The percent represents the loan balance divided by total loans.

Deposits

As of December 31, 2014, total deposits were $5.6 billion, an increase of $2.4 billion, or 74.2%, compared to December 31, 2013, due to the addition of the deposit accounts acquired through the StellarOne acquisition. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.3 billion accounted for 29.2% of total interest-bearing deposits at December 31, 2014. The Company continues to experience a shift from time deposits into lower cost transaction accounts, particularly in NOW and savings accounts. This shift is driven by the Company’s focus on acquiring low cost deposits and customer preference for liquidity in a historically low interest rate environment.

The following table presents the deposit balances by major category as of December 31:

	2014		2013
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Non-interest bearing	$1,199,378	21.3%	$691,674	21.4%
NOW accounts	1,332,029	23.6%	498,068	15.4%
Money market accounts	1,261,520	22.4%	940,215	29.0%
Savings accounts	548,526	9.7%	235,034	7.3%
Time deposits of $100,000 and over	550,842	9.8%	427,597	13.2%
Other time deposits	746,475	13.2%	444,254	13.7%
Total Deposits	$5,638,770	100.0%	$3,236,842	100.0%

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of December 31, 2014 and 2013, there were $0 and $13.7 million, respectively, of purchased certificates of deposits and included in certificates of deposit on the Company’s Consolidated Balance Sheet. Maturities of time deposits as of December 31, 2014 are as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total
Maturities of time deposits of $100,000 and over	$72,561	$190,952	$287,329	$550,842
Maturities of other time deposits	103,282	295,545	347,648	746,475
Total time deposits	$175,843	$486,497	$634,977	$1,297,317

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

As in effect at December 31, 2014, the FRB and the FDIC adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total assets is 8.0%, of which 4.0% must be Tier 1 capital, principally consisting of common equity, retained earnings, and a limited amount of perpetual preferred stock, less certain intangible items. The table below shows the Company exceeded the definition of “well capitalized” for regulatory purposes at December 31, 2014.

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

The following table summarizes the Company’s regulatory capital and related ratios over the past three years ended December 31, (dollars in thousands):

	2014	2013	2012
Tier 1 Capital:
Common Stock - par value	$59,795	$33,020	$33,510
Surplus	643,443	170,770	176,635
Retained Earnings	262,532	236,639	215,634
Total Equity	965,770	440,429	425,779
Plus: qualifying trust preferred capital notes	90,500	58,500	58,500
Less: disallowed intangibles	325,277	71,380	75,211
Plus: goodwill deferred tax liability	4,618	940	810
Total Tier 1 Capital	$735,611	$428,489	$409,878

Tier 2 Capital:
Net unrealized gain/loss on equity securities	$76	$191	$128
Subordinated debt	3,370	6,544	9,522
Allowance for loan losses	32,384	30,135	34,916
Total Tier 2 Capital	$35,830	$36,870	$44,566
Total risk-based capital	$771,441	$465,359	$454,444

Risk-weighted assets	$5,758,599	$3,284,430	$3,119,063

Capital ratios:
Tier 1 risk-based capital ratio	12.77%	13.05%	13.14%
Total risk-based capital ratio	13.40%	14.17%	14.57%
Leverage ratio (Tier 1 capital to average adjusted assets)	10.63%	10.70%	10.52%
Common equity to total assets	13.29%	10.49%	10.64%
Tangible common equity to tangible assets	9.28%	8.94%	8.97%

In July 2013, the FRB issued revised final rules that make technical changes to its market risk capital rules to align it with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Company and the Subsidiary Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Subsidiary Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

Had the new minimum capital ratios described above been effective as of December 31, 2014, based on management’s interpretation and understanding of the new rules, the Company and the Bank would have remained “well capitalized” as of such date.

Commitments and off-balance sheet obligations

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Company’s Consolidated Balance Sheets. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments. For more information pertaining to these commitments, reference Note 9 “Commitments and Contingencies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

UMG, a wholly owned subsidiary of the Bank, uses rate lock commitments and best efforts contracts during the origination process and for loans held for sale. These best efforts contracts are designed to mitigate UMG’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale.

The following table represents the Company’s other commitments with balance sheet or off-balance sheet risk as of December 31, (dollars in thousands):

	2014	2013
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$1,601,287	$891,680
Standby letters of credit	117,988	48,107
Mortgage loan rate lock commitments	49,552	54,834
Total commitments with off-balance sheet risk	$1,768,827	$994,621
Commitments with balance sheet risk:
Loans held for sale	$42,519	$53,185
Total other commitments	$1,811,346	$1,047,806

(1) Includes unfunded overdraft protection.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2014 (dollars in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$206,241	$-	$77,500	$10,000	$118,741
Trust preferred capital notes	93,301	-	-	-	93,301
Operating leases	45,326	7,711	13,621	11,466	12,528
Other short-term borrowings	343,000	343,000	-	-	-
Repurchase agreements	44,393	44,393	-	-	-
Total contractual obligations	$732,261	$395,104	$91,121	$21,466	$224,570

For more information pertaining to the previous table, reference Note 5 “Bank Premise and Equipment” and Note 8 “Borrowings” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of the Form 10-K.

MARKET RISK

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

Assumptions used in the model are derived from historical trends and management’s outlook and include loan and deposit growth rates and projected yields and rates. These assumptions may not materialize and unanticipated events and circumstances may occur. The model also does not take into account any future actions of management to mitigate the impact of interest rate changes. Such assumptions are monitored by management and periodically adjusted as appropriate. All maturities, calls, and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage-backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are reflected in the different rate scenarios.

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended December 31, 2014 (dollars in thousands):

	Change In Net Interest Income
	2014		2013
	%	$	%	$
Change in Yield Curve:
+300 basis points	4.72	12,439	(2.01)	(3,274)
+200 basis points	3.30	8,689	(1.16)	(1,896)
+100 basis points	1.38	3,635	(0.86)	(1,405)
Most likely rate scenario	-	-	-	-
-100 basis points	(1.66)	(4,378)	(1.91)	(3,118)
-200 basis points	(4.33)	(11,406)	(5.85)	(9,546)
-300 basis points	(4.59)	(12,087)	(7.34)	(11,980)

Asset sensitivity indicates that in a rising interest rate environment the Company's net interest income would increase and in decreasing interest rate environment the Company's net interest income would decrease. Liability sensitivity indicates that in a rising interest rate environment the Company's net interest income would decrease and in a decreasing interest rate environment the Company's net interest income would increase.

During 2014, the Company became asset sensitive when compared to 2013 due to changes in the composition of the balance sheet, primarily due to the acquisition of StellarOne which was asset sensitive. In becoming “asset sensitive”, the Company expects net interest income to increase as market rates increase. In the decreasing interest rate environments the Company shows a decline in net interest income as interest earning assets re-price lower and interest bearing deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 300 basis points interest rate environments, the Company does not believe the down 200 and 300 basis point scenarios are plausible given the current level of interest rates.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2014 (dollars in thousands):

	Change In Economic Value of Equity
	2014		2013
	%	$	%	$
Change in Yield Curve:
+300 basis points	(1.23)	(15,859)	(11.84)	(75,364)
+200 basis points	0.26	3,402	(7.28)	(46,371)
+100 basis points	0.80	10,300	(3.30)	(21,002)
Most likely rate scenario	-	-	-	-
-100 basis points	(3.20)	(41,243)	0.35	2,217
-200 basis points	(8.16)	(105,144)	(2.48)	(15,794)
-300 basis points	(7.29)	(93,942)	(2.84)	(18,103)

As of December 31, 2014, the Company’s economic value of equity model projects that a sudden increase in market interest rates would result in a small change in the Company’s estimated economic value of equity. The Company has become less sensitive to market interest rate increases while becoming more sensitive to market interest rate declines as of December 31, 2014 compared to December 31, 2013. The shock down 200 or 300 basis points analysis is not as meaningful since interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points.  While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity in rates down scenarios.

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

At December 31, 2014, cash and cash equivalents, restricted stock, and securities classified as available for sale comprised 17.5% of total assets, compared to 18.6% at December 31, 2013. Asset liquidity is also provided by managing loan and securities maturities and cash flows.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The community bank segment maintains federal funds lines with several regional banks totaling $150.0 million as of December 31, 2014. As of December 31, 2014, there were no borrowings outstanding on these federal funds lines. The Company had outstanding borrowings pursuant to securities sold under agreements to repurchase transactions with a maturity of one day of $44.4 million as of December 31, 2014 compared to $52.5 million as of December 31, 2013. In addition, the Company has an unsecured line of credit with a correspondent bank for up to $25.0 million. There was $8.0 million outstanding under this line at December 31, 2014 compared to zero outstanding at December 31, 2013. Lastly, the Company had a collateral dependent line of credit with the FHLB for up to $1.4 billion. Based on the underlying collateralized loans, the Company has $742.0 million available as of December 31, 2014. There was approximately $548.2 million outstanding under this line at December 31, 2014 compared to $320.0 million as of December 31, 2013.

The community bank segment may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Bank utilizes this funding source when rates are more favorable than other funding sources. As of December 31, 2014, there were no borrowed funds included in certificates of deposit on the Company’s Consolidated Balance Sheets.

As of December 31, 2014, the liquid assets that mature within one year totaled $1.8 billion, or 27.4% of total earning assets. As of December 31, 2014, approximately $1.6 billion, or 29.6% of total loans, are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments.

Impact of Inflation and Changing Prices

The Company’s financial statements included in Item 8 below have been prepared in accordance with GAAP, which requires the financial position and operating results to be measured principally in terms of historic dollars without considering the change in the relative purchasing power of money over time due to inflation. Inflation affects the Company’s results of operations mainly through increased operating costs, but since nearly all the Company’s assets and liabilities of the Company are monetary in nature, changes in interest rates affect the financial condition of the Company to a greater degree than changes in the rate of inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. The Company’s management reviews pricing of its products and services, in light of current and expected costs due to inflation, to mitigate the inflationary impact on financial performance.

NON-GAAP MEASURES

In reporting the results of December 31, 2014, the Company has provided supplemental performance measures on an operating or tangible basis. Operating measures exclude acquisition costs unrelated to the Company’s normal operations. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Tangible common equity is used in the calculation of certain capital and per share ratios. The Company believes tangible common equity and the related ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses.

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

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, (dollars in thousands, except per share amounts):

	2014	2013	2012
Operating Earnings
Net Income (GAAP)	$52,591	$34,496	$35,411
Plus: Merger and conversion related expense, after tax	13,724	2,042	-
Net operating earnings (loss) (non-GAAP)	$66,315	$36,538	$35,411
Operating earnings per share - Basic	$1.44	$1.46	$1.37
Operating earnings per share - Diluted	1.44	1.46	1.37
Operating ROA	0.91%	0.90%	0.89%
Operating ROE	6.74%	8.38%	8.13%
Operating ROTCE	10.19%	10.07%	9.89%

Community Bank Segment Operating Earnings
Net Income (GAAP)	$56,089	$37,155	$32,866
Plus: Merger and conversion related expense, after tax	13,724	2,042	-
Net operating earnings (loss) (non-GAAP)	$69,813	$39,197	$32,866
Operating earnings per share - Basic	$1.52	$1.57	$1.27
Operating earnings per share - Diluted	1.52	1.57	1.27
Operating ROA	0.96%	0.97%	0.83%
Operating ROE	7.14%	9.18%	7.67%
Operating ROTCE	10.84%	11.08%	9.37%

Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$255,018	$151,626	$154,355
FTE adjustment	8,127	5,256	4,222
Net Interest Income (FTE)	$263,145	$156,882	$158,577
Noninterest Income (GAAP)	61,287	38,728	41,068
Noninterest Expense (GAAP)	$238,552	$137,289	$133,479
Merger and conversion related expense	20,345	2,132	-
Noninterest Expense (Non-GAAP)	$218,207	$135,157	$133,479
Operating Efficiency Ratio FTE (non-GAAP)	67.26%	69.10%	66.86%

Community Bank Segment Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$253,956	$149,975	$153,024
FTE adjustment	8,126	5,256	4,223
Net Interest Income (FTE)	$262,082	$155,231	$157,247
Noninterest Income (GAAP)	51,878	27,492	24,876
Noninterest Expense (GAAP)	$222,647	$120,256	$119,976
Merger and conversion related expense	20,345	2,132	-
Noninterest Expense (Non-GAAP)	$202,302	$118,124	$119,976
Operating Efficiency Ratio FTE (non-GAAP)	64.44%	64.65%	65.88%

Tangible Common Equity
Ending equity	$978,025	$438,239	$435,863
Less: Ending trademark intangible	-	-	33
Less: Ending goodwill	293,522	59,400	59,400
Less: Ending core deposit intangibles	31,755	11,980	15,778
Ending tangible common equity	$652,748	$366,859	$360,652

Average equity	$984,583	$436,064	$435,774
Less: Average trademark intangible	-	1	231
Less: Average goodwill	296,870	59,400	59,400
Less: Average core deposit intangibles	36,625	13,804	18,159
Average tangible common equity	$651,088	$362,859	$357,984

The allowance for loan losses ratio, adjusted for acquisition accounting (non-GAAP), includes an adjustment for the credit mark on acquired performing loans. The acquired performing loans are reported net of the related credit mark in loans, net of unearned income, on the Company’s Consolidated Balance Sheet; therefore, the credit mark is added back to the balance to represent the total loan portfolio. The adjusted allowance for loan losses, including the credit mark, represents the total reserve on the Company’s loan portfolio. The PCI loans, net of the respective credit market, are removed from the loans, net of unearned income, as these loans are not covered by the allowance established by the Company unless changes in expected cash flows indicate that one of the PCI loan pools are impaired, at which time an allowance for PCI loans will be established. GAAP requires the acquired allowance for loan losses not be carried over in an acquisition or merger. The Company believes the presentation of the allowance for loan losses ratio, adjusted for acquisition accounting, is useful to investors because the acquired loans were purchased at a market discount with no allowance for loan losses carried over to the Company and the credit mark on the purchased performing loans represents the allowance associated with those purchased loans. The Company believes that this measure is a better reflection of the reserves on the Company’s loan portfolio. The following table shows the allowance for loan losses as a percentage of the total loan portfolio, adjusted for acquisition accounting, at December 31, (dollars in thousands):

	2014	2013
Allowance for loan losses	$32,384	$30,135
Remaining credit and fair value marks on acquired performing loans	24,340	3,341
Adjusted allowance for loan losses	$56,724	$33,476

Loans, net of unearned income	$5,345,996	$3,039,368
Remaining credit and fair value marks on acquired performing loans	24,340	3,341
Less: PCI loans, net of credit mark	105,788	3,622
Adjusted loans, net of unearned income	$5,264,548	$3,039,087

Allowance for loan losses ratio	0.61%	0.99%
Allowance for loan losses ratio, adjusted for acquisition accounting	1.08%	1.10%

QUARTERLY RESULTS

The following table presents the Company’s quarterly performance, as previously filed, for the years ended December 31, 2014 and 2013 (dollars in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
For the Year 2014
Interest and dividend income	$68,208	$68,634	$69,591	$68,511
Interest expense	4,450	4,919	5,112	5,446
Net interest income	63,758	63,715	64,479	63,065
Provision for loan losses	-	1,500	1,800	4,500
Net interest income after provision for loan losses	63,758	62,215	62,679	58,565
Noninterest income	13,788	16,280	16,318	14,901
Noninterest expenses	67,369	59,051	59,497	52,634
Income before income taxes	10,177	19,444	19,500	20,832
Income tax expense	2,362	4,664	4,576	5,760
Net income	$7,815	$14,780	$14,924	$15,072

Earnings per share, basic	$0.17	$0.32	$0.33	$0.33
Earnings per share, diluted	$0.17	$0.32	$0.33	$0.33

For the Year 2013
Interest and dividend income	$43,285	$42,686	$42,841	$43,315
Interest expense	5,532	5,283	4,983	4,702
Net interest income	37,753	37,403	37,858	38,613
Provision for loan losses	2,050	1,000	1,800	1,206
Net interest income after provision for loan losses	35,703	36,403	36,058	37,407
Noninterest income	9,835	11,299	9,216	8,379
Noninterest expenses	33,501	34,283	34,132	35,375
Income before income taxes	12,037	13,419	11,142	10,411
Income tax expense	3,054	3,956	3,196	2,306
Net income	$8,983	$9,463	$7,946	$8,105

Earnings per share, basic	$0.36	$0.38	$0.32	$0.32
Earnings per share, diluted	$0.36	$0.38	$0.32	$0.32

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated herein by reference from Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Union Bankshares Corporation

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Union Bankshares Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union Bankshares Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Union Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of Union Bankshares Corporation and subsidiaries’ internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Union Bankshares Corporation

Richmond, Virginia

We have audited Union Bankshares Corporation and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Union Bankshares Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Union Bankshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, change in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Union Bankshares Corporation and subsidiaries and our report dated February 27, 2015 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
February 27, 2015

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013
(Dollars in thousands, except share data)
	2014	2013
ASSETS
Cash and cash equivalents:
Cash and due from banks	$112,752	$66,090
Interest-bearing deposits in other banks	19,344	6,781
Money market investments	1	1
Federal funds sold	1,163	151
Total cash and cash equivalents	133,260	73,023

Securities available for sale, at fair value	1,102,114	677,348
Restricted stock, at cost	54,854	26,036

Loans held for sale	42,519	53,185

Loans, net of unearned income	5,345,996	3,039,368
Less allowance for loan losses	32,384	30,135
Net loans	5,313,612	3,009,233

Bank premises and equipment, net	135,247	82,815
Other real estate owned, net of valuation allowance	28,118	34,116
Core deposit intangibles, net	31,755	11,980
Goodwill	293,522	59,400
Bank owned life insurance	139,005	88,468
Other assets	85,165	60,967
Total assets	$7,359,171	$4,176,571

LIABILITIES
Noninterest-bearing demand deposits	$1,199,378	$691,674
Interest-bearing deposits	4,439,392	2,545,168
Total deposits	5,638,770	3,236,842

Securities sold under agreements to repurchase	44,393	52,455
Other short-term borrowings	343,000	211,500
Long-term borrowings	299,542	199,359
Other liabilities	55,441	38,176
Total liabilities	6,381,146	3,738,332

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000 and 36,000,000, respectively; issued and outstanding, 45,162,853 shares and 24,976,434 shares, respectively.	59,795	33,020
Surplus	643,443	170,770
Retained earnings	262,532	236,639
Accumulated other comprehensive income (loss)	12,255	(2,190)
Total stockholders' equity	978,025	438,239

Total liabilities and stockholders' equity	$7,359,171	$4,176,571

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

(Dollars in thousands, except per share amounts)

	2014	2013	2012

Interest and dividend income:
Interest and fees on loans	$246,365	$155,547	$162,637
Interest on federal funds sold	1	1	1
Interest on deposits in other banks	60	17	62
Interest and dividends on securities:
Taxable	15,226	8,202	11,912
Nontaxable	13,293	8,360	7,251
Total interest and dividend income	274,945	172,127	181,863

Interest expense:
Interest on deposits	11,034	14,097	19,446
Interest on federal funds purchased	50	89	50
Interest on short-term borrowings	516	265	234
Interest on long-term borrowings	8,327	6,050	7,778
Total interest expense	19,927	20,501	27,508

Net interest income	255,018	151,626	154,355
Provision for loan losses	7,800	6,056	12,200
Net interest income after provision for loan losses	247,218	145,570	142,155

Noninterest income:
Service charges on deposit accounts	17,721	9,492	9,033
Other service charges, commissions and fees	14,983	8,607	7,890
Fiduciary and asset management fees	9,036	5,183	4,324
Gains on sales of mortgage loans, net of commissions	9,707	11,900	16,651
Gains on securities transactions, net	1,695	21	190
Gains (losses) on sales of bank premises	(184)	(340)	2
Bank owned life insurance income	4,648	2,311	1,950
Other operating income	3,681	1,554	1,028
Total noninterest income	61,287	38,728	41,068

Noninterest expenses:
Salaries and benefits	107,804	70,369	68,648
Occupancy expenses	20,136	11,543	12,150
Furniture and equipment expenses	11,872	6,884	7,251
Printing, postage, and supplies	4,924	2,970	2,649
Communications expense	4,902	2,681	3,070
Technology and data processing	12,465	7,754	7,510
Professional services	5,594	3,419	3,035
Marketing and advertising expense	6,406	4,312	5,473
FDIC assessment premiums and other insurance	6,125	3,110	2,373
Other taxes	5,784	3,181	3,017
Loan-related expenses	2,672	2,447	2,254
OREO and credit-related expenses	10,164	4,880	4,639
Amortization of intangible assets	9,795	3,831	5,336
Acquisition and conversion costs	20,345	2,132	-
Other expenses	9,564	7,776	6,074
Total noninterest expenses	238,552	137,289	133,479

Income before income taxes	69,953	47,009	49,744
Income tax expense	17,362	12,513	14,333
Net income	$52,591	$34,496	$35,411
Earnings per common share, basic	$1.14	$1.38	$1.37
Earnings per common share, diluted	$1.14	$1.38	$1.37

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

(Dollars in thousands)

	2014	2013	2012

Net income	$52,591	$34,496	$35,411
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(2,393)	583	(922)
Reclassification adjustment for losses included in net income (net of taxes of $318, $281, and $391 for the years ended December 31, 2014, 2013, and 2012, respectively)	591	524	726
Unrealized (losses) gains on securities:
Unrealized holding gains (losses) arising during period (net of taxes of $9,202, $7,198, and $405 for the years ended December 31, 2014, 2013, and 2012, respectively)	17,089	(13,367)	753
Reclassification adjustment for (gains) included in net income (net of taxes of $453, $7, and $67 for the years ended December 31, 2014, 2013, and 2012, respectively)	(842)	(14)	(123)
Other comprehensive income (loss)	14,445	(12,274)	434
Comprehensive income	$67,036	$22,222	$35,845

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

(Dollars in thousands, except share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2011	$34,672	$187,493	$189,824	$9,650	$421,639
Net income - 2012			35,411		35,411
Other comprehensive income (net of taxes of $339)				434	434
Dividends on common stock ($.37 per share)			(8,969)		(8,969)
Stock purchased under stock repurchase program (970,265 shares)	(1,291)	(13,154)			(14,445)
Issuance of common stock under Dividend Reinvestment Plan (45,502 shares)	61	571	(632)		-
Issuance of common stock under Equity Compensation Plans (2,376 shares)	3	28			31
Issuance of common stock for services rendered (37,134 shares)	49	516			565
Vesting of restricted stock under Equity Compensation Plans (15,492 shares)	21	(21)			-
Net settle for taxes on Restricted Stock Awards (3,670 shares)	(5)	(50)			(55)
Stock-based compensation expense		1,252			1,252
Balance - December 31, 2012	33,510	176,635	215,634	10,084	435,863
Net income - 2013			34,496		34,496
Other comprehensive loss (net of taxes of $7,205)				(12,274)	(12,274)
Dividends on common stock ($.54 per share)			(12,535)		(12,535)
Stock purchased under stock repurchase program (500,000 shares)	(664)	(8,835)			(9,499)
Issuance of common stock under Dividend Reinvestment Plan (47,598 shares)	63	893	(956)		-
Issuance of common stock under Equity Compensation Plans (50,119 shares)	67	860			927
Issuance of common stock for services rendered (18,815 shares)	25	452			477
Vesting of restricted stock under Equity Compensation Plans (19,763 shares)	26	(26)			-
Net settle for taxes on Restricted Stock Awards (5,059 shares)	(7)	(98)			(105)
Stock-based compensation expense		889			889
Balance - December 31, 2013	33,020	170,770	236,639	(2,190)	438,239
Net income - 2014			52,591		52,591
Other comprehensive income (net of taxes of $9,067)				14,445	14,445
Issuance of common stock in regard to acquisition (22,147,874 shares)	29,457	520,066			549,523
Dividends on common stock ($.58 per share)			(25,494)		(25,494)
Stock purchased under stock repurchase program (2,125,264 shares)	(2,826)	(49,773)			(52,599)
Issuance of common stock under Dividend Reinvestment Plan (52,252 shares)	69	1,135	(1,204)		-
Issuance of common stock under Equity Compensation Plans (75,282 shares)	100	1,130			1,230
Issuance of common stock for services rendered (30,057 shares)	39	674			713
Vesting of restricted stock under Equity Compensation Plans (16,582 shares)	22	(22)			-
Net settle for taxes on Restricted Stock Awards (64,536 shares)	(86)	(1,516)			(1,602)
Stock-based compensation expense		979			979
Balance - December 31, 2014	$59,795	$643,443	$262,532	$12,255	$978,025

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in thousands)

	2014	2013	2012
Operating activities:
Net income	$52,591	$34,496	$35,411
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of bank premises and equipment	10,742	6,024	6,631
Writedown of OREO	7,646	791	301
Amortization, net	14,550	12,315	13,887
(Accretion)/amortization related to acquisition, net	(255)	1,585	1,579
Provision for loan losses	7,800	6,056	12,200
Gains on securities transactions, net	(1,695)	(21)	(190)
Deferred tax (benefit) expense	2,644	262	(195)
Decrease (increase) in loans held for sale, net	21,530	114,513	(92,875)
(Gains) losses on sales of other real estate owned, net	(1,381)	461	631
Losses (gains) on sales of bank premises, net	184	340	(2)
Stock-based compensation expenses	979	889	1,252
Issuance of common stock for services	713	477	565
Net decrease (increase) in other assets	4,938	(27,422)	(2,173)
Net (decrease) increase in other liabilities	4,198	6,263	987
Net cash and cash equivalents provided by (used in) operating activities	125,184	157,029	(21,991)
Investing activities:
Purchases of securities available for sale	(411,916)	(300,324)	(160,751)
Proceeds from sales of securities available for sale	289,389	43,354	18,944
Proceeds from maturities, calls and paydowns of securities available for sale	143,656	129,942	168,078
Net increase in loans	(74,753)	(91,911)	(178,639)
Net increase in bank premises and equipment	(7,124)	(4,759)	(2,102)
Proceeds from sales of other real estate owned	17,808	7,569	13,152
Improvements to other real estate owned	(686)	(561)	(381)
Cash paid for equity-method investments	(60)	(2,000)	-
Cash acquired in bank acquisitions	49,989	-	-
Net cash and cash equivalents provided by (used in) investing activities	6,303	(218,690)	(141,699)
Financing activities:
Net increase in noninterest-bearing deposits	95,664	45,773	111,366
Net (decrease) increase in interest-bearing deposits	(164,696)	(106,698)	11,296
Net increase in short-term borrowings	74,211	131,685	69,275
Net increase (decrease) in long-term borrowings	2,036	2,234	(18,566)
Cash dividends paid - common stock	(25,494)	(12,535)	(8,969)
Repurchase of common stock	(52,599)	(9,499)	(14,445)
Issuance of common stock	1,230	927	31
Taxes paid related to net share settlement of equity awards	(1,602)	(105)	(55)
Net cash and cash equivalents (used in) provided by financing activities	(71,250)	51,782	149,933
Increase (decrease) in cash and cash equivalents	60,237	(9,879)	(13,757)
Cash and cash equivalents at beginning of the period	73,023	82,902	96,659
Cash and cash equivalents at end of the period	$133,260	$73,023	$82,902

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$28,394	$21,013	$27,960
Income taxes	17,500	11,500	14,661

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on securities available for sale	$24,996	$(20,586)	$968
Changes in fair value of interest rate swap loss	(2,773)	1,107	(196)
Transfers between loans and other real estate owned	2,141	8,553	13,621
Transfers from bank premises to other real estate owned	10,929	989	653
Issuance of common stock in exchange for net assets in acquisition	549,523	-	-

Transactions related to bank acquisition
Assets acquired	2,957,521	-	-
Liabilities assumed	2,642,120	-	-

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Effective April 25, 2014, the Company changed its corporate name from “Union First Market Bankshares Corporation” to “Union Bankshares Corporation.” The name change was approved at the Company’s annual meeting of shareholders held April 22, 2014. Effective February 16, 2015, the Company changed its subsidiary bank’s name from “Union First Market Bank” to “Union Bank & Trust.”

The accounting policies and practices of Union Bankshares Corporation and subsidiaries conform to GAAP and follow general practices within the banking industry. Major policies and practices are described below.

Nature of Operations - Union Bankshares Corporation is a financial holding company and a bank holding company headquartered in Richmond, Virginia and committed to the delivery of financial services through its community bank subsidiary Union Bank & Trust and three non-bank financial services affiliates: Union Mortgage Group, Inc., providing a variety of mortgage products, Union Investment Services, Inc., providing securities, brokerage and investment advisory services, and Union Insurance Group, LLC, an insurance agency, which operates in a joint venture with Bankers Insurance, LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, which is a financial holding company and a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Union Bank & Trust and of Union Investment Services, Inc. The Company also owns a non-controlling interest in The Payments Company which is accounted for under the equity method of accounting. Union Mortgage Group, Inc. is a wholly owned subsidiary of Union Bank & Trust. Union Bank & Trust also has a non-controlling interest in Johnson Mortgage Company, L.L.C., which is accounted for under the equity method of accounting. The Company’s Statutory Trusts I and II, wholly owned subsidiaries of the Company, were formed for the purpose of issuing redeemable trust preferred capital notes in connection with two of the Company’s acquisitions prior to 2006. ASC 860, Transfers and Servicing, precludes the Company from consolidating Statutory Trusts I and II. The subordinated debts payable to the trusts are reported as liabilities of the Company. All significant inter-company balances and transactions have been eliminated.

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

Business Combinations - Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company utilizes third party valuations, appraisals, and internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquiree and the closing date and apply applicable recognition principles and conditions. If they are necessary to implement its plan to exit an activity of an acquiree, costs that the Company expects, but is not obligated, to incur in the future are not liabilities at the acquisition date, nor are costs to terminate the employment or relocate an acquiree’s employees. The Company does not recognize these costs as part of applying the acquisition method. Instead, the Company recognizes these costs as expenses in its post-combination financial statements in accordance with other applicable GAAP.

Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants, and advertising costs. The Company will account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable accounting guidance. These acquisition-related costs are included within the Company’s Consolidated Statements of Income classified within the noninterest expense caption.

On January 1, 2014, the Company completed the acquisition of StellarOne, a bank holding company based in Charlottesville, Virginia, in an all-stock transaction. Additional information on this acquisition is disclosed in Note 2, “Acquisitions.”

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

Due to restrictions placed upon the Company’s common stock investments in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications. The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the member’s total assets. The Federal Reserve Bank requires the Company to maintain stock with a par value equal to 6% of its outstanding capital.

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

The Company’s mortgage loan and HELOC portfolios carry risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, experienced underwriting, requiring standards for appraisers, and not making subprime loans.

The credit card and other consumer portfolios carry risks associated with the creditworthiness of the borrower and changes in the economic environment. The Company manages these risks through policies and procedures such as experienced underwriting, maximum debt to income ratios, and minimum borrower credit scores.

Nonaccruals, Past Dues, and Charge-offs

The policy for placing commercial loans on nonaccrual status is generally when the loan is 90 days delinquent unless the credit is well secured and in process of collection but, in any event, no later than 180 days past due. Consumer loans are typically charged-off when management judges the loan to be uncollectible or the borrower files for bankruptcy but no later than 120 days past due and generally not placed on nonaccrual status prior to charge off. Commercial loans are typically written down to net realizable value when it is determined that the Company will be unable to collect the principal amount in full and the amount is a confirmed loss, in any event no later than 180 days past due. All classes of loans are considered past due or delinquent when a contractual payment has not been satisfied. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal and interest is considered doubtful and in accordance with regulatory requirements. The process for charge-offs of impaired collateral dependent loans is discussed in detail within the “Allowance for Loan Losses” section of this Note.

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

Allowance for Loan Losses

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb probable losses inherent in the portfolio. Loans are charged against the allowance when management believes the collectability of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

The Company obtains independent appraisals from a pre-approved list of independent, third party appraisal firms located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal Real Estate Valuation Group, which reports to the Risk and Compliance Group, performs either a technical or administrative review of all appraisals obtained. A technical review will ensure the overall quality of the appraisal, while an administrative review ensures that all of the required components of an appraisal are present. Generally, independent appraisals are updated every 12 to 24 months or as necessary. The Company’s impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Adjustments to appraisals generally include discounts for continued market deterioration subsequent to the appraisal date. Any adjustments from the appraised value to carrying value are documented in the impairment analysis, which is reviewed and approved by senior credit administration officers and the Special Assets Loan Committee. External appraisals are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through broker price opinions or other valuation sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.

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
Charge-off levels in portfolio
Credit concentrations / nature and volume of the portfolio

Unallocated Component - This component may be used to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Together, the specific, general, and any unallocated allowance for loan loss represents management’s estimate of losses inherent in the current loan portfolio. Though provisions for loan losses may be based on specific loans, the entire allowance for loan losses is available for any loan management deems necessary to charge-off. At December 31, 2014, there were no material amounts considered unallocated as part of the allowance for loan losses.

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

Acquired Loans – Acquired loans are recorded at their fair value at acquisition date without carryover of the acquiree’s previously established allowance for loan losses, as credit discounts are included in the determination of fair value. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. During evaluation upon acquisition, acquired loans are also classified as either acquired impaired (or PCI) or acquired performing.

Acquired impaired loans reflect credit quality deterioration since origination; it is probable at acquisition that the Company will not be able to collect all contractually required payments. These PCI loans are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. The PCI loans are segregated into pools based on loan type and credit risk. Loan type is determined based on collateral type, purpose, and lien position. Credit risk characteristics include risk rating groups, nonaccrual status, and past due status. For valuation purposes, these pools are further disaggregated by maturity, pricing characteristic, and re-payment structure. PCI loans are written down at acquisition to fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due because the Company expects to fully collect the new carrying values of such loans, which is the new cost basis arising from purchase accounting.

 A loan will be removed from a pool (at its carrying value) only if the loan is sold, foreclosed, or assets are received in full satisfaction of the loan. For purposes of removing the loan from the pool, the carrying value is deemed to equal the amount of principal cash flows received in lieu of the loan balance. This treatment ensures that the percentage yield calculation used to recognize accretable yield on the pool of loans is not affected.

The future expected cash flows of PCI loans are periodically updated through reassessment of default rates, loss severity, and prepayment speed assumptions. The excess of the cash flows expected to be collected over a pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows; these changes are disclosed in Note 4, “Loans and Allowance for Loan Losses.”

The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference, which represents the estimate of credit losses expected to occur and was considered in determining the fair value of loan at the acquisition date. Any subsequent increases in expected cash flows over those expected at the acquisition date in excess of fair value are adjusted through an increase in the accretable yield on a prospective basis; any decrease in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses.

The Company’s policy is to remove an individual loan from a pool based on comparing the amount received from its resolution with its contractual amount. Any difference between these amounts is absorbed by the nonaccretable difference for the entire pool. This removal method assumes that the amount received from resolution approximates pool performance expectations. The remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by this removal method is addressed by the quarterly cash flow evaluation process for each pool. For loans that are resolved by payment in full, there is no release of the nonaccretable difference for the pool because there is no difference between the amount received at resolution and the contractual amount of the loan.

The PCI loans are and will continue to be subject to the Company’s internal and external credit review and monitoring. If further credit deterioration is experienced, such deterioration will be measured and the provision for loan losses will be increased.

At acquisition, loans with active revolving privileges are excluded from the PCI accounting. However, PCI loans do occasionally draw additional funds from the Company. These advances will increase the recorded investment of the PCI loan and will be accounted for with the other PCI loans.

Acquired performing loans are accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. The difference between the fair value and unpaid principal balance of the loan at acquisition date (premium or discount) is amortized or accreted into interest income over the life of the loans. If the acquired performing loan has revolving privileges, it is accounted for using the straight line method. Otherwise, the effective interest method is used.

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

Loans removed from TDR status are collectively evaluated for impairment; due to the significant improvement in the expected future cash flows, these loans are grouped based on their primary risk characteristics, typically using the Company’s internal risk rating system as its primary credit quality indicator. Impairment is measured based on historical loss experience taking into consideration environmental factors. The significant majority of these loans have been subject to new credit decisions due to the improvement in the expected future cash flows, the financial condition of the borrower, and other factors considered during the re-underwriting. The TDR activity during the year did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

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

Goodwill and Intangible Assets - The Company has an aggregate goodwill balance of $293.5 million associated with previous merger transactions. Goodwill is associated with the both the commercial banking and mortgage segments.

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected April 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 4 to 14 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets.

Long-lived assets, including purchased intangible assets subject to amortization, such as the core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Management concluded that no circumstances indicating an impairment of these assets existed as of the balance sheet date.

The Company performed its annual impairment testing on April 30, 2014 and determined that there was no impairment to its goodwill or intangible assets. Subsequently, the Company determined that an additional evaluation was necessary at year-end due to potential indicators based on the net losses recorded at the mortgage company during 2014. Based on this additional testing, the Company confirmed that no impairment charges to date for goodwill or intangible assets were necessary. If the Company’s mortgage segment does not show improvement in subsequent periods, the Company may be required to perform a step two impairment analysis.

Other Real Estate Owned - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis. When the carrying amount exceeds the acquisition date fair value less selling costs, the excess is charged off against the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell, any valuation adjustments occurring from post-acquisition reviews are charged to expense as incurred. Revenue and expenses from operations and changes in the valuation allowance are included in OREO and credit-related expenses, disclosed in a separate line item on the Company’s Consolidated Statements of Income.

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

Bank Owned Life Insurance - The Company has purchased life insurance on certain key employees and directors. These policies are recorded at their cash surrender value and are included in a separate line item on the Company’s Consolidated Balance Sheets. Income generated from polices is recorded as noninterest income. At December 31, 2014 and 2013, the Bank also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $3.8 million and $3.3 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.

Derivatives - Derivatives are recognized as assets and liabilities on the Company’s Consolidated Balance Sheets and measured at fair value. The Company’s derivatives are interest rate swap agreements and interest rate lock commitments. The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the balance sheet. The Company may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. The Company considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value.

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

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. The fair value of rate lock commitments is included within “Other Assets” on the Company’s Consolidated Balance Sheets.

Loan Fees - Fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. Deferred fees and costs are recorded as an adjustment to loans outstanding using a method that approximates a constant yield.

Stock Compensation Plan - The Company has adopted ASC 718, Compensation – Stock Compensation, which requires the costs resulting from all stock-based payments to employees be recognized in the financial statements. For stock options, compensation cost is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value of stock options. No options were granted in 2014. The market price of the Company’s common stock at the date of grant is used for nonvested stock awards. The Black–Scholes model employs the following assumptions:

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

For more information and tables refer to Note 14, “Employee Benefits and Share Based Compensation.”

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the Company’s Consolidated Statements of Income. The Company did not record any material interest or penalties for the periods ending December 31, 2014, 2013, or 2012 related to tax positions taken. As of December 31, 2014 and 2013, there were no accruals for uncertain tax positions. The Company and its wholly-owned subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. The Internal Revenue Service has examined the Company’s 2010 and 2009 tax returns.

Advertising Costs - The Company follows a policy of charging the cost of advertising to expense as incurred. Advertising costs are disclosed in a separate line item on the Company’s Consolidated Statements of Income.

Earnings Per Common Share – Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method.

Comprehensive Income - Comprehensive income represents all changes in equity that result from recognized transactions and other economic events of the period. Other comprehensive income (loss) refers to revenues, expenses, gains, and losses under GAAP that are included in comprehensive income but excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities and interest rate swaps.

Off Balance Sheet Credit Related Financial Instruments - In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded. For more information and tables refer Note 9, “Commitments and Contingencies.”

Fair Value - The Company follows ASC 820, Fair Value Measurements and Disclosures, to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. This codification clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under ASC 820 based on these two types of inputs are as follows: Level 1 valuation is based on quoted prices in active markets for identical assets and liabilities; Level 2 valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the markets; and Level 3 valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market. These unobservable inputs reflect the Company’s assumptions about what market participants would use and information that is reasonably available under the circumstances without undue cost and effort.

For more specific information on the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value in the financial statements refer to Note 13, “Fair Value Measurements.”

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

Concentrations of Credit Risk - Most of the Company’s activities are with customers located in portions of Central, Southwest, and Tidewater Virginia. Securities available for sale, loans, and financial instruments with off balance sheet risk also represent concentrations of credit risk and are discussed in Note 3, “Securities,” Note 4, “Loans and Allowance for Loan Losses,” and Note 9, “Commitments and Contingencies,” respectively.

Reclassifications – The accompanying consolidated financial statements and notes reflect certain reclassifications in prior periods to conform to the current presentation.

The primary reclassification that occurred during 2014 related to the breakout of “Fiduciary and asset management fees” as a separate line item in the Company’s Consolidated Statements of Income. Trust income and fees were moved from the “Other operating income” line, and brokerage commissions were moved from the “Other service charges, commissions and fees” line. The results of the reclassification are not considered material and have no effect on reported noninterest income, net income, and earnings per share for prior years.

Recent Accounting Pronouncements - In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is finalizing its assessment of the impact that ASU 2014-01 will have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is finalizing its assessment of the impact that ASU 2014-04 will have on its consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718),” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The Company is currently assessing the impact that ASU 2014-14 will have on its consolidated financial statements.

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

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The amendments in ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” The amendments in ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company does not expect the adoption of ASU 2014-17 to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

2. ACQUISITIONS

On January 1, 2014, the Company completed the acquisition of StellarOne, a bank holding company based in Charlottesville, Virginia, in an all-stock transaction. StellarOne’s common shareholders received 0.9739 shares of the Company’s common stock in exchange for each share of StellarOne’s common stock, resulting in the Company issuing 22,147,874 shares of common stock at a fair value of $549.5 million. As a result of the transaction, StellarOne’s former bank subsidiary, StellarOne Bank, became a wholly owned bank subsidiary of the Company. On May 9, 2014, StellarOne Bank was merged with and into Union Bank & Trust.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. During the fourth quarter of 2014, goodwill decreased primarily due to finalizing estimates of fair value for bank premises and adjustments to deferred taxes. The following table provides an assessment of the assets purchased, liabilities assumed, and the consideration transferred (dollars in thousands, except share and per share data):

Statement of Net Assets Acquired (at fair value) and consideration transferred:

Fair value of assets acquired:
Cash and cash equivalents	$49,989
Securities available for sale	460,892
Loans held for sale	11,377
Loans	2,238,981
Bank premises and equipment	67,164
OREO	4,319
Core deposit intangible	29,570
Other assets	95,229
Total assets	$2,957,521

Fair value of liabilities assumed:
Deposits	$2,479,874
Short-term borrowings	49,227
Long-term borrowings	98,697
Other liabilities	14,322
Total liabilities	$2,642,120

Net identifiable assets acquired	$315,401
Goodwill (1)	234,122
Net assets acquired	$549,523

Consideration :
Company's common shares issued	22,147,874
Purchase price per share of the Company's common stock (2)	$24.81
Value of Company common stock issued	$549,489
Value of stock options outstanding	34
Fair value of total consideration transferred	$549,523

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

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans

The acquired loans were recorded at fair value at the acquisition date without carryover of StellarOne’s previously established allowance for loan losses. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, purpose, and lien position. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans), nonaccrual status, and past due status. For valuation purposes, these pools were further disaggregated by maturity, pricing characteristics (e.g., fixed-rate, adjustable-rate), and re-payment structure (e.g., interest only, fully amortizing, balloon).

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (acquired impaired or PCI) and loans that do not meet this criteria, which are accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs (acquired performing). The fair values of the acquired performing loans were $2.1 billion and the fair values of the acquired impaired loans were $145.5 million. The gross contractually required principal and interest payments receivable for acquired performing loans was $2.5 billion. The best estimate of contractual cash flows not expected to be collected related to the acquired performing loans is $35.4 million.

The following table presents the acquired impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest payments	$214,803
Nonaccretable difference	(34,696)
Cash flows expected to be collected	180,107
Accretable difference	(34,653)
Fair value of loans acquired with a deterioration of credit quality	$145,454

Bank Premises

The fair value of StellarOne’s premises, including land, buildings, and improvements, was determined based upon independent third party appraisals performed by licensed appraisers in the market in which the premises are located. These appraisals were based upon the highest and best use of the underlying asset(s) with final values determined based upon an analysis of the cost, sales comparison, and income capitalization approaches for each property appraised. The Company also engaged independent appraisers to value the leasehold interests. The fair value of the leasehold interest was not material to the consolidated financial statements. The fair value adjustment related to bank premises was $3.2 million.

Core Deposit Intangible

The fair value of the core deposit intangible was determined based on a blended market approach and discounted cash flow analysis using a discount rate commensurate with market participants. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through the FHLB. The life of the deposit base and projected deposit attrition rates were determined using StellarOne’s historical deposit data. The core deposit intangible will be amortized over eight years using the sum-of-years digits method.

Time Deposits

The fair value adjustment of time deposits represents a premium over the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit premium of approximately $10.8 million is being accreted into income using the sum-of-years digits method over the weighted average remaining life (twenty months).

Long-term Borrowings

The Company assumed long-term borrowings in the form of FHLB advances and trust preferred capital notes. The fair value of the trust preferred capital notes assumed was valued using an income approach with consideration of the market approach. The contractual cash flows were projected and discounted using a prevailing market rate. The market rate was developed using a third party broker opinion, implied market yields for recent subordinated debt sales, and new subordinated debt issuances for instruments with similar durations and pricing characteristics. The fair value of FHLB advances represents contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities. The FHLB advances were valued at a premium of $3.2 million which is being accreted into income over fifty-five months using the effective interest method. The trust preferred capital notes were valued at discount of $7.5 million which is being amortized over twenty years using the effective interest method.

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities were established for acquisition accounting fair value adjustments as the future amortization/accretion of these adjustments represent temporary differences between book income and taxable income.

The following table presents certain pro forma information as if StellarOne had been acquired on January 1, 2012. These results combine the historical results of StellarOne in the Company's Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2012. In particular, no adjustments have been made to eliminate the amount of StellarOne’s provision for credit losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2012. The Company expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition which are not reflected in the pro forma amounts below (dollars in thousands):

	For the year ended December 31,
	2013	2012

Total revenues (net interest income plus noninterest income)	$321,739	$336,393
Net income	$57,343	$44,015

Acquisition-related expenses associated with the acquisition of StellarOne were $20.3 million and $2.1 million for the years ended December 31, 2014 and 2013, respectively.  Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, operations integration, and employee severances, which have been expensed as incurred.

A summary of acquisition-related expenses associated with the StellarOne acquisition included in the Consolidated Statements of Income is as follows (dollars in thousands):

	For the year ended
	December 31,
	2014	2013

Salaries and employee benefits	$7,875	$-
Professional services	3,736	2,132
Other costs of operations	8,734	-
Total	$20,345	$2,132

The net effect of the amortization and accretion associated with the Company’s acquisition accounting adjustments had the following impact on the Consolidated Financial Statements during the year ended December 31, 2014 and 2013 (dollars in thousands):

	For the year ended
	December 31,
	2014	2013
Loans	$586	$2,728
Core deposit intangible	(9,795)	(3,831)
Borrowings	550	(489)
Time deposits	8,914	7
Net impact to income before taxes	$255	$(1,585)

3. SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of December 31, 2014 and 2013 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2014
U.S. government and agency securities	$8,313	$166	$(25)	$8,454
Obligations of states and political subdivisions	427,483	18,885	(721)	445,647
Corporate and other bonds	78,744	244	(308)	78,680
Mortgage-backed securities	550,716	9,411	(798)	559,329
Other securities	9,979	31	(6)	10,004
Total securities	$1,075,235	$28,737	$(1,858)	$1,102,114

December 31, 2013
U.S. government and agency securities	$1,654	$499	$-	$2,153
Obligations of states and political subdivisions	255,335	6,107	(6,612)	254,830
Corporate and other bonds	9,479	115	(160)	9,434
Mortgage-backed securities	405,389	4,954	(2,981)	407,362
Other securities	3,617	26	(74)	3,569
Total securities	$675,474	$11,701	$(9,827)	$677,348

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheet. The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank requires the Bank to maintain stock with a par value equal to 6% of its outstanding capital. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $23.8 million and $6.7 million as of December 31, 2014 and 2013 and FHLB stock in the amount of $31.0 million and $19.3 million as of December 31, 2014 and 2013, respectively.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2014
U.S. government and agency securities	$7,055	$(25)	$-	$-	$7,055	$(25)
Obligations of states and political subdivisions	13,602	(93)	42,514	(628)	56,116	(721)
Mortgage-backed securities	60,151	(362)	49,581	(436)	109,732	(798)
Corporate bonds and other securities	43,923	(244)	4,309	(70)	48,232	(314)
Totals	$124,731	$(724)	$96,404	$(1,134)	$221,135	$(1,858)

December 31, 2013
Obligations of states and political subdivisions	$80,368	$(5,504)	$8,886	$(1,108)	$89,254	$(6,612)
Mortgage-backed securities	168,297	(2,806)	24,254	(175)	192,551	(2,981)
Corporate bonds and other securities	6,804	(80)	1,720	(154)	8,524	(234)
Totals	$255,469	$(8,390)	$34,860	$(1,437)	$290,329	$(9,827)

As of December 31, 2014, there were $96.4 million, or 60 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.1 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. As of December 31, 2013, there were $34.9 million, or 23 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.4 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. The Company has determined that these securities are temporarily impaired at December 31, 2014 for the reasons set out below:

U.S. Government agencies and corporations. The unrealized losses in this category of investments were caused by interest rate fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of these investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Mortgage backed securities. This category’s unrealized losses are primarily the result of interest rate fluctuations. Since the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired.

State and political subdivisions. This category’s unrealized losses are primarily the result of interest rate fluctuations and also a certain few ratings downgrades brought about by the impact of the economic downturn on states and political subdivisions. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. The Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Corporate debt securities. The Company’s unrealized losses in corporate debt securities are related to both interest rate fluctuations and ratings downgrades for a limited number of securities. The securities remain investment grade and the Company’s analysis did not indicate the existence of a credit loss. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. The Company does not intend to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

The following table presents the amortized cost and estimated fair value of securities as of December 31, 2014 and 2013, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$19,345	$19,434	$6,791	$6,796
Due after one year through five years	41,545	43,070	21,666	22,497
Due after five years through ten years	306,900	314,044	116,735	119,269
Due after ten years	707,445	725,566	530,282	528,786
Total securities available for sale	$1,075,235	$1,102,114	$675,474	$677,348

Securities with a carrying value of $397.0 million and $188.2 million as of December 31, 2014 and 2013, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes.

During each quarter the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessments during the year ended December 31, 2014, and in accordance with the guidance, no OTTI was recognized.

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

OTTI recognized for the periods presented is summarized as follow (dollars in thousands):

OTTI Losses
Cumulative credit losses on investment securities, through December 31, 2013	$400
Reductions for securities sold during the period (realized)	(400)
Cumulative credit losses on investment securities, through December 31, 2014	$-

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of unearned income, and consist of the following at December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Commercial:
Commercial Construction	$341,280	$213,675
Commercial Real Estate - Owner Occupied	875,443	500,764
Commercial Real Estate - Non-Owner Occupied	1,509,159	755,905
Raw Land and Lots	211,225	187,529
Single Family Investment Real Estate	412,494	237,640
Commercial and Industrial	393,776	215,702
Other Commercial	81,106	52,490
Consumer:
Mortgage	478,151	237,414
Consumer Construction	74,168	48,984
Indirect Auto	199,411	174,843
Indirect Marine	43,190	38,633
HELOCs	500,579	281,579
Credit Card	24,225	23,211
Other Consumer	201,789	70,999
Total	$5,345,996	$3,039,368

The following table shows the aging of the Company’s recorded investment in the loan portfolio, by class, at December 31, 2014 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$815	$-	$-	$3,782	$968	$335,715	$341,280
Commercial Real Estate - Owner Occupied	621	1,542	1,683	31,167	1,060	839,370	875,443
Commercial Real Estate - Non-Owner Occupied	3,984	237	91	28,869	5,902	1,470,076	1,509,159
Raw Land and Lots	145	44	194	7,427	2,359	201,056	211,225
Single Family Investment Real Estate	2,825	338	734	16,879	2,070	389,648	412,494
Commercial and Industrial	1,250	529	549	3,855	3,286	384,307	393,776
Other Commercial	42	2	-	2,256	74	78,732	81,106
Consumer:
Mortgage	12,851	4,300	4,095	7,394	2,485	447,026	478,151
Consumer Construction	120	-	844	516	-	72,688	74,168
Indirect Auto	1,593	263	317	-	-	197,238	199,411
Indirect Marine	150	-	-	-	201	42,839	43,190
HELOCs	3,082	955	820	2,000	258	493,464	500,579
Credit Card	232	108	219	-	-	23,666	24,225
Other Consumer	1,587	412	501	1,643	592	197,054	201,789
Total	$29,297	$8,730	$10,047	$105,788	$19,255	$5,172,879	$5,345,996

The following table shows the aging of the Company’s recorded investment in the loan portfolio, by class, at December 31, 2013 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$-	$-	$-	$-	$1,596	$212,079	$213,675
Commercial Real Estate - Owner Occupied	514	-	258	-	2,037	497,955	500,764
Commercial Real Estate - Non-Owner Occupied	185	42	1,996	-	175	753,507	755,905
Raw Land and Lots	922	545	-	2,457	2,560	181,045	187,529
Single Family Investment Real Estate	1,783	277	563	275	1,689	233,053	237,640
Commercial and Industrial	348	152	220	-	3,848	211,134	215,702
Other Commercial	87	1	50	-	126	52,226	52,490
Consumer:
Mortgage	6,779	1,399	1,141	-	2,446	225,649	237,414
Consumer Construction	-	-	208	-	-	48,776	48,984
Indirect Auto	2,237	252	349	7	-	171,998	174,843
Indirect Marine	459	-	-	-	288	37,886	38,633
HELOCs	2,124	422	1,190	787	43	277,013	281,579
Credit Card	105	133	281	-	-	22,692	23,211
Other Consumer	888	124	490	96	227	69,174	70,999
Total	$16,431	$3,347	$6,746	$3,622	$15,035	$2,994,187	$3,039,368

Nonaccrual loans totaled $19.3 million, $15.0 million, and $26.2 million at December 31, 2014, 2013, and 2012, respectively. Had these loans performed in accordance with their original terms, interest income of approximately $795,000, $778,000, and $1.3 million would have been recorded in 2014, 2013, and 2012, respectively. There were no nonaccrual loans excluded from impaired loan disclosure in 2014 or 2013.

The following table shows the recorded investment in the PCI commercial and consumer loan portfolios, by class and their delinquency status, at December 31, 2014 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Construction	$-	$652	$3,130	$3,782
Commercial Real Estate - Owner Occupied	1,138	843	29,186	31,167
Commercial Real Estate - Non-Owner Occupied	523	1,255	27,091	28,869
Raw Land and Lots	522	-	6,905	7,427
Single Family Investment Real Estate	1,327	1,311	14,241	16,879
Commercial and Industrial	144	538	3,173	3,855
Other Commercial	107	1,133	1,016	2,256
Consumer:
Mortgage	1,975	2,866	2,553	7,394
Consumer Construction	-	516	-	516
HELOCs	356	728	916	2,000
Other Consumer	89	171	1,383	1,643
Total	$6,181	$10,013	$89,594	$105,788

The following table shows the recorded investment in the PCI commercial and consumer loan portfolios, by class and their delinquency status, at December 31, 2013 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Raw Land and Lots	$-	$-	$2,457	$2,457
Single Family Investment Real Estate	-	-	275	275
Consumer:
Indirect Auto	-	-	7	7
HELOCs	-	31	756	787
Other Consumer	40	-	56	96
Total	$40	$31	$3,551	$3,622

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans related to the StellarOne acquisition, by class, at December 31, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$5,281	$5,367	$-	$5,755	$165
Commercial Real Estate - Owner Occupied	15,722	16,430	-	16,774	737
Commercial Real Estate - Non-Owner Occupied	22,917	22,917	-	23,209	1,116
Raw Land and Lots	44,790	47,662	-	47,988	2,124
Single Family Investment Real Estate	4,197	4,881	-	6,534	170
Commercial and Industrial	4,453	7,933	-	5,070	121
Other Commercial	1,536	1,538	-	1,624	90
Consumer:
Mortgage	1,571	1,582	-	1,583	58
Indirect Auto	-	6	-	4	-
Indirect Marine	201	505	-	281	-
HELOCs	559	699	-	573	8
Other Consumer	89	208	-	107	-
Total impaired loans without a specific allowance	$101,316	$109,728	$-	$109,502	$4,589

Loans with a specific allowance
Commercial:
Commercial Construction	$570	$570	$51	$506	$13
Commercial Real Estate - Owner Occupied	5,951	5,999	355	5,946	280
Commercial Real Estate - Non-Owner Occupied	10,575	10,572	2,017	10,823	474
Raw Land and Lots	1,343	1,373	98	1,472	59
Single Family Investment Real Estate	4,125	4,144	562	4,293	159
Commercial and Industrial	2,938	3,009	582	3,125	138
Other Commercial	359	378	32	442	29
Consumer:
Mortgage	3,323	3,375	481	3,381	60
Consumer Construction	375	375	34	373	19
Indirect Marine	192	192	5	199	15
HELOCs	434	434	4	436	17
Other Consumer	679	706	310	686	19
Total impaired loans with a specific allowance	$30,864	$31,127	$4,531	$31,682	$1,282
Total impaired loans	$132,180	$140,855	$4,531	$141,184	$5,871

The following table shows the Company’s impaired loans, by class, at December 31, 2013 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$10,520	$10,523	$-	$9,073	$282
Commercial Real Estate - Owner Occupied	4,281	4,648	-	4,845	206
Commercial Real Estate - Non-Owner Occupied	15,012	15,100	-	15,288	572
Raw Land and Lots	52,259	52,551	-	61,606	2,024
Single Family Investment Real Estate	5,520	6,021	-	6,396	261
Commercial and Industrial	4,035	6,835	-	7,083	195
Other Commercial	55	134	-	134	-
Consumer:
Mortgage	1,361	1,361	-	1,374	60
Indirect Auto	11	19	-	26	-
Indirect Marine	495	874	-	887	42
HELOCs	1,604	1,755	-	1,921	11
Other Consumer	162	211	-	214	-
Total impaired loans without a specific allowance	$95,315	$100,032	$-	$108,847	$3,653

Loans with a specific allowance
Commercial:
Commercial Construction	$357	$692	$135	$1,136	$9
Commercial Real Estate - Owner Occupied	3,797	3,937	284	4,000	181
Commercial Real Estate - Non-Owner Occupied	549	597	76	616	40
Raw Land and Lots	1,875	1,905	83	1,985	101
Single Family Investment Real Estate	3,389	3,676	335	3,894	114
Commercial and Industrial	2,722	3,086	204	3,214	84
Other Commercial	255	269	35	254	6
Consumer:
Mortgage	4,041	4,147	660	4,183	123
Other Consumer	321	343	151	350	10
Total impaired loans with a specific allowance	$17,306	$18,652	$1,963	$19,632	$668
Total impaired loans	$112,621	$118,684	$1,963	$128,479	$4,321

For the years ended December 31, 2014, 2013, and 2012, the average investment in impaired loans was $141.2 million, $128.5 million, and $166.8 million, respectively. The interest income recorded on impaired loans was approximately $5.9 million, $4.3 million, and $6.6 million in 2014, 2013, and 2012, respectively.

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. TDRs totaled $26.8 million and $41.8 million as of December 31, 2014 and 2013, respectively. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the year ended December 31, 2014, the recorded investment in restructured loans prior to modifications was not materially impacted by the modification.

The following table provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of December 31, 2014 and 2013 (dollars in thousands):

	2014			2013
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	1	$707	$-	1	$684	$-
Commercial Real Estate - Owner Occupied	3	682	-	4	2,278	-
Commercial Real Estate - Non-Owner Occupied	3	3,362	-	6	3,771	-
Raw Land and Lots	9	14,777	-	15	20,741	-
Single Family Investment Real Estate	6	1,046	-	13	3,497	-
Commercial and Industrial	9	722	-	7	1,125	-
Other Commercial	1	191	-	-	-	-
Consumer:
Mortgage	7	1,244	-	10	2,318	-
Other Consumer	3	98	-	3	106	-
Total performing	42	$22,829	$-	59	$34,520	$-

Nonperforming
Commercial:
Commercial Construction	1	$253	$-	3	$947	$-
Commercial Real Estate - Owner Occupied	2	153	-	3	283	-
Commercial Real Estate - Non-Owner Occupied	1	539	-	-	-	-
Raw Land and Lots	2	1,053	-	2	3,973	-
Single Family Investment Real Estate	1	433	-	1	50	-
Commercial and Industrial	5	616	-	8	1,195	-
Other Commercial	1	74	-	-	-	-
Consumer:
Mortgage	2	770	-	2	794	-
Other Consumer	1	57	-	1	62	-
Total nonperforming	16	$3,948	$-	20	$7,304	$-

Total performing and nonperforming	58	$26,777	$-	79	$41,824	$-

The Company considers a default of a restructured loan to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the year ended December 31, 2014, the Company identified one loan, totaling approximately $24,000, that went into default that had been restructured in the twelve-month period prior to the time of default. This loan was a mortgage loan which had a term modification at a market rate. During the year ended December 31, 2013, the Company identified one loan, totaling approximately $43,000, that went into default that had been restructured in the twelve-month period prior to the time of default. This loan was a raw land and lot loan which was modified to an interest only loan with a market rate of interest.

The following table shows, by class and modification type, TDRs that occurred during the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014		2013
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Modified to interest only, at a market rate
Commercial:
Raw Land and Lots	-	-	1	$43
Consumer:
Mortgage	-	-	2	730
Total interest only at market rate of interest	-	$-	3	$773

Term modification, at a market rate
Commercial:
Commercial Construction	-	$-	2	$697
Commercial Real Estate - Owner Occupied	-	-	2	1,085
Commercial Real Estate - Non-Owner Occupied	1	972	1	745
Raw Land and Lots	-	-	3	378
Single Family Investment Real Estate	1	109	7	2,488
Commercial and Industrial	1	32	5	649
Other Commercial	2	265	-	-
Consumer:
Mortgage	-	-	3	707
Other Consumer	-	-	1	34
Total loan term extended at a market rate	5	$1,378	24	$6,783

Term modification, below market rate
Commercial:
Commercial Real Estate - Owner Occupied	-	$-	1	$115
Commercial and Industrial	-	-	1	8
Consumer:
Mortgage	-	-	1	154
Total loan term extended at a below market rate	-	$-	3	$277

Total	5	$1,378	30	$7,833

The following table shows the allowance for loan loss activity, balances for allowance for credit losses, and loans based on impairment methodology by portfolio segment for the year ended December 31, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of the year	$19,908	$10,227	$30,135
Recoveries credited to allowance	1,963	1,506	3,469
Loans charged off	(4,635)	(4,385)	(9,020)
Provision charged to operations	5,116	2,684	7,800
Balance, end of period	$22,352	$10,032	$32,384

Ending Balance, ALL:
Loans individually evaluated for impairment	$3,697	$834	$4,531
Loans collectively evaluated for impairment	18,655	9,198	27,853
Loans acquired with deteriorated credit quality	-	-	-
Total	$22,352	$10,032	$32,384

Ending Balance, Loans:
Loans individually evaluated for impairment	$123,171	$7,242	$130,413
Loans collectively evaluated for impairment	3,607,077	1,502,718	5,109,795
Loans acquired with deteriorated credit quality	94,235	11,553	105,788
Total	$3,824,483	$1,521,513	$5,345,996

The following table shows the allowance for loan loss activity, balances for allowance for credit losses, and loans based on impairment methodology by portfolio segment for the year ended December 31, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of the year	$24,809	$10,107	$34,916
Recoveries credited to allowance	1,496	1,285	2,781
Loans charged off	(8,534)	(5,084)	(13,618)
Provision charged to operations	2,137	3,919	6,056
Balance, end of period	$19,908	$10,227	$30,135

Ending Balance, ALL:
Loans individually evaluated for impairment	$1,152	$811	$1,963
Loans collectively evaluated for impairment	18,756	9,416	28,172
Loans acquired with deteriorated credit quality	-	-	-
Total	$19,908	$10,227	$30,135

Ending Balance, Loans:
Loans individually evaluated for impairment	$101,894	$7,105	$108,999
Loans collectively evaluated for impairment	2,059,079	867,668	2,926,747
Loans acquired with deteriorated credit quality	2,732	890	3,622
Total	$2,163,705	$875,663	$3,039,368

The following table shows the allowance for loan loss activity, balances for allowance for credit losses, and loans based on impairment methodology by portfolio segment for the year ended December 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of the year	$27,972	$11,498	$39,470
Recoveries credited to allowance	589	1,122	1,711
Loans charged off	(12,852)	(5,613)	(18,465)
Provision charged to operations	9,100	3,100	12,200
Balance, end of period	$24,809	$10,107	$34,916

Ending Balance, ALL:
Loans individually evaluated for impairment	$6,626	$1,876	$8,502
Loans collectively evaluated for impairment	18,061	8,231	26,292
Loans acquired with deteriorated credit quality	122	-	122
Total	$24,809	$10,107	$34,916

Ending Balance, Loans:
Loans individually evaluated for impairment	$143,330	$7,480	$150,810
Loans collectively evaluated for impairment	1,956,184	855,288	2,811,472
Loans acquired with deteriorated credit quality	3,594	971	4,565
Total	$2,103,108	$863,739	$2,966,847

The Company uses the past due status and delinquency trends as the primary credit quality indicator for the consumer loan portfolio segment while a risk rating system is utilized for commercial loans. Commercial loans are graded on a scale of 1 through 9. A general description of the characteristics of the risk grades follows:

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

The following table shows the recorded investment in all loans, excluding PCI loans, in the commercial portfolio by class with their related risk rating current as of December 31, 2014 (dollars in thousands):

	1-3	4	5	6	7	8	Total
Commercial Construction	$22,512	$289,064	$11,932	$10,906	$3,084	$-	$337,498
Commercial Real Estate - Owner Occupied	185,789	620,587	15,003	7,688	15,209	-	844,276
Commercial Real Estate - Non-Owner Occupied	356,263	1,041,515	22,358	28,388	31,766	-	1,480,290
Raw Land and Lots	11,162	128,281	16,803	4,783	42,769	-	203,798
Single Family Investment Real Estate	59,638	311,900	9,750	6,680	7,647	-	395,615
Commercial and Industrial	138,973	230,084	9,392	4,383	7,089	-	389,921
Other Commercial	31,571	40,913	3,818	844	1,704	-	78,850
Total	$805,908	$2,662,344	$89,056	$63,672	$109,268	$-	$3,730,248

The following table shows the recorded investment in all loans, excluding PCI loans, in the commercial portfolio by class with their related risk rating current as of December 31, 2013 (dollars in thousands):

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

The following table shows the recorded investment in only PCI loans in the commercial portfolio by class with their related risk rating and credit quality indicator information current as of December 31, 2014 (dollars in thousands):

	4	5	6	7	8	Total
Commercial Construction	$-	$-	$3,130	$194	$458	$3,782
Commercial Real Estate - Owner Occupied	1,525	3,546	10,880	15,216	-	31,167
Commercial Real Estate - Non-Owner Occupied	2,837	934	18,736	6,362	-	28,869
Raw Land and Lots	1,564	189	3,148	2,526	-	7,427
Single Family Investment Real Estate	2,807	1,253	6,462	6,357	-	16,879
Commercial and Industrial	437	-	913	2,477	28	3,855
Other Commercial	-	-	510	1,746	-	2,256
Total	$9,170	$5,922	$43,779	$34,878	$486	$94,235

The following table shows the recorded investment in only PCI loans in the commercial portfolio by class with their related risk rating and credit quality indicator information current as of December 31, 2013 (dollars in thousands):

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

The following shows changes in the Company’s PCI loan portfolio and accretable yield for loans accounted for under ASC 310-30 for the periods presented (dollars in thousands):

	For the year ended		For the year ended
	December 31, 2014		December 31, 2013
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$2,980	$3,622	$3,147	$4,565
Additions	34,653	145,454	-	-
Accretion	(7,192)	-	(55)	-
Reclass of nonaccretable difference due to improvement in expected cash flows	1,873	-	-	-
Net reductions for payments, foreclosures, and accretion	-	(43,288)	-	(943)
Other, net	(3,358)	-	(112)	-
Balance at end of period	$28,956	$105,788	$2,980	$3,622

Loans in the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, totaled $1.8 billion and $377.8 million at December 31, 2014 and 2013, respectively; the remaining discount on these loans totaled $24.3 million and $3.3 million, respectively.

5. BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2014 and 2013 are as follows (dollars in thousands):

	2014	2013
Land	$31,072	$23,652
Land improvements and buildings	98,259	62,329
Leasehold improvements	7,950	5,313
Furniture and equipment	47,350	36,133
Equipment lease	-	62
Construction in progress	9,385	9,323
Total	194,016	136,812
Less accumulated depreciation and amortization	58,769	53,997
Bank premises and equipment, net	$135,247	$82,815

Depreciation expense for 2014, 2013, and 2012 was $10.7 million, $6.0 million, and $6.6 million, respectively. Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2014 are as follows for the years ending (dollars in thousands):

2015	$7,711
2016	6,962
2017	6,659
2018	6,142
2019	5,324
Thereafter	12,528
Total of future payments	$45,326

The leases contain options to extend for periods up to 20 years. Rental expense for the years ended December 31, 2014, 2013, and 2012 totaled $8.1 million, $5.7 million, and $5.9 million, respectively.

6. INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits and goodwill arising from various acquisitions. The Company has determined that core deposit intangibles have finite lives and amortizes them over their estimated useful lives. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years, using an accelerated method. On January 1, 2014, the Company completed the acquisition of StellarOne and acquired intangible assets of $29.6 million and recorded $234.1 million of goodwill. See Note 2 “Acquisitions” for additional information.

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the second quarter of 2014 and determined that there was no impairment to its goodwill or intangible assets. Subsequently, the Company determined that an additional evaluation was necessary at year-end due to potential indicators based on the net losses recorded at the mortgage company during 2014. Based on this additional testing, the Company confirmed that no impairment charges to date for goodwill or intangible assets were necessary. If the Company’s mortgage segment does not show improvement in subsequent periods, the Company may be required to perform a step two impairment analysis.

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2014
Amortizable core deposit intangibles	$76,185	$44,430	$31,755

December 31, 2013
Amortizable core deposit intangibles	$46,615	$34,635	$11,980
Trademark intangible	1,200	1,200	-

Amortization expense of core deposit intangibles for the years ended December 31, 2014, 2013, and 2012 totaled $9.8 million, $3.8 million, and $4.9 million, respectively. Amortization expense of the trademark intangibles for the years ended December 31, 2014, 2013, and 2012 totaled $0, $33,000, and $400,000, respectively. As of December 31, 2014, the estimated remaining amortization expense of core deposit intangibles is as follows (dollars in thousands):

2015	$8,444
2016	6,932
2017	5,590
2018	4,144
2019	3,093
Thereafter	3,552
Total estimated amortization expense	$31,755

7. DEPOSITS

The major types of interest-bearing deposits are as follows for the years ending (dollars in thousands):

	2014	2013
Interest-bearing deposits:
NOW accounts	$1,332,029	$498,068
Money market accounts	1,261,520	940,215
Savings accounts	548,526	235,034
Time deposits of $250,000 and over	175,933	153,209
Other time deposits	1,121,384	718,642
Total interest-bearing deposits	$4,439,392	$2,545,168

As of December 31, 2014, the scheduled maturities of time deposits are as follows for the years ending (dollars in thousands):

2015	$667,626
2016	322,156
2017	132,285
2018	117,084
2019	58,166
Total scheduled maturities of time deposits	$1,297,317

The amount of time deposits held in CDARS accounts was $7.9 million and $32.0 million as of December 31, 2014 and 2013, respectively. These deposits had a maturity of less than one year.

The Company classifies deposit overdrafts as other consumer loans. As of December 31, 2014 and 2013, these deposits totaled $2.1 million and $1.8 million, respectively.

8.	BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Total short-term borrowings consist of the following as of December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Securities sold under agreements to repurchase	$44,393	$52,455
Other short-term borrowings	343,000	211,500
Total short-term borrowings	$387,393	$263,955

Maximum month-end outstanding balance	$387,393	$263,955
Average outstanding balance during the period	237,896	119,433
Average interest rate during the period	0.24%	0.30%
Average interest rate at end of period	0.31%	0.30%

Other short-term borrowings:
Federal funds purchased	$-	$31,500
FHLB	335,000	180,000
Other lines of credit	8,000	-

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $150.0 million and $93.5 million at December 31, 2014 and 2013, respectively. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $1.4 billion and $805.2 million at December 31, 2014 and 2013, respectively.

Long-term Borrowings

In connection with two bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. In connection with the acquisition of StellarOne, the Company acquired trust preferred capital notes totaling $32.0 million with a remaining fair value discount of $7.2 million at December 31, 2014. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Principal	Investment(1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	3.01%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	1.66%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	2.99%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	3.36%	6/26/2033
Total	$90,500,000	$2,801,000

(1) reported as 'Other Assets' within the Company’s Consolidated Balance Sheets.

As part of a prior acquisition, the Company assumed subordinated debt with terms of LIBOR plus 1.45% and a maturity date of April 2016. At December 31, 2014, the carrying value of the subordinated debt was $17.5 million, with a remaining fair value discount of $652,000.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s Consolidated Balance Sheet. In accordance with ASC 470-50, Modifications and Extinguishments, the Company will amortize this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings in the Company’s Consolidated Statements of Income. Amortization expense for the years ended December 31, 2014, 2013, and 2012 was $1.8 million, $1.7 million, and $612,000, respectively.

In connection with the StellarOne acquisition, the Company assumed $70.0 million in long-term borrowings with the FHLB with a remaining fair value premium of $2.1 million at December 31, 2014.

As of December 31, 2014, the Company had advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	0.70%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	0.71%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	0.71%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	0.71%	11/23/2022	10,000
Fixed Rate	-	3.62%	11/28/2017	10,000
Fixed Rate	-	3.44%	7/28/2015	10,000
Fixed Rate	-	3.75%	7/30/2018	5,000
Fixed Rate	-	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	-	2.11%	10/5/2016	25,000
Fixed Rate Hybrid	-	0.91%	7/25/2016	15,000
				$210,000

As of December 31, 2013, the Company had advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	0.69%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	0.70%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	0.70%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	0.70%	11/23/2022	10,000
				$140,000

The carrying value of the loans and securities pledged as collateral for FHLB advances totaled $1.2 billion and $1.1 billion as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Debt	FHLB Advances	Fair Value Premium (Discount)	Prepayment Penalty	Total Long-term Borrowings
2015	$-	$-	$10,000	$175	$(1,831)	$8,344
2016	-	17,500	40,000	271	(1,882)	55,889
2017	-	-	10,000	170	(1,923)	8,247
2018	-	-	10,000	(143)	(1,970)	7,887
2019	-	-	-	(286)	(2,018)	(2,304)
Thereafter	93,301	-	140,000	(5,923)	(5,899)	221,479
Total long-term borrowings	$93,301	$17,500	$210,000	$(5,736)	$(15,523)	$299,542

9.	COMMITMENTS AND CONTINGENCIES

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

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Company’s Consolidated Balance Sheets. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

UMG, a wholly owned subsidiary of the Bank, uses rate lock commitments and best efforts contract during the origination process and for loans held for sale. These best efforts contracts are designed to mitigate UMG’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale. The Company held approximately $2.6 million and $2.0 million in loans available for sale in which the related rate lock commitment had expired as of December 31, 2014 and December 31, 2013, respectively. At December 31, 2014 and December 31, 2013, the reserves associated with these loans held for sale were $104,000 and $94,000, respectively, and are reflected on the balance sheet of the mortgage segment.

The following table presents the balances of commitments and contingencies (dollars in thousands):

	2014	2013
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$1,601,287	$891,680
Standby letters of credit	117,988	48,107
Mortgage loan rate lock commitments	49,552	54,834
Total commitments with off-balance sheet risk	$1,768,827	$994,621
Commitments with balance sheet risk:
Loans held for sale	$42,519	$53,185
Total other commitments	$1,811,346	$1,047,806

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended December 31, 2014 and 2013, the aggregate amount of daily average required reserves was approximately $48.7 million and $16.0 million, respectively.

The Company has approximately $13.2 million in deposits in other financial institutions, of which $5.7 million serves as collateral for the trust swap further discussed in Note 10 “Derivatives.” The Company had approximately $6.5 million in deposits in other financial institutions that were uninsured at December 31, 2014. On an annual basis, the Company’s management evaluates the loss risk of its uninsured deposits in financial counter-parties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 10 “Derivatives” for additional information.

In the ordinary course of business, the Company records an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates; as of December 31, 2014 and 2013, the Company’s indemnification reserve was $662,000 and $627,000, respectively and is included as a component of “Other Liabilities” on the Company’s Consolidated Balance Sheets.

10.	DERIVATIVES

The Company is exposed to economic risks arising from its business operations and uses derivatives primarily to manage risk associated with changing interest rates, and to assist customers with their risk management objectives. The Company designates its derivatives either as hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge) or as a free standing derivative such as interest rate lock commitments (IRLC) that do not qualify for hedge accounting. The Company uses interest rate derivatives to manage its exposure to interest rate movements and add stability to interest income and expense. The Company also enters into back-to-back loan swaps to assist customers in managing changing interest rates.

Cash Flow Hedges

As part of its cash flow hedging strategy, the Company uses interest rate swap agreements to limit the variability of expected future cash flows (primarily associated with the Company’s variable rate borrowings) by exchanging a notional amount, equal to the principal amount of the borrowings, for fixed-rate interest based on benchmarked interest rates. As of December 31, 2014, the Company had 11 interest rate swaps designated as cash flow hedges with an aggregate notional amount of $263.0 million.

The Company entered into three interest rate swap agreements (the “trust swaps”) to mitigate the variable interest rate risk related to trust preferred capital notes further described in Note 8 “Borrowings.” The Company receives interest of LIBOR from a counterparty and pays a weighted average fixed rate of 2.77% to the same counterparty calculated on a notional amount of $68.0 million. The terms of the trust swaps range from three to six years.

The Company entered into four interest rate swap agreements (the “prime loan swaps”) to mitigate the variable interest rate risks of certain prime commercial loans. The Company receives a fixed interest rate ranging from 4.71% to 5.20% from the counterparty and pays interest based on the Wall Street Journal prime index, with a spread of up to 0.49%, to the same counterparty calculated on a notional amount of $55.0 million. One of the four prime loan swaps contains a floor rate of 4.00%. The terms of the four prime loan swaps is six years with a fixed rate that started September 17, 2013.

The Company entered into four interest rate swap agreements (the “FHLB advance swaps”) to mitigate variable interest rate risk on certain designated variable rate FHLB borrowings. The Company receives an interest rate based on the three month LIBOR from the counterparty and pays an interest rate ranging from 3.16% to 3.46% to the same counterparty calculated on a notional amount of $140.0 million. The FHLB advance swaps are deferred starting swaps with terms of six years and five years and effective dates of February 23, 2017 and February 23, 2018, respectively.

All swaps were entered into with counterparties that met the Company’s credit standards and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. As of December 31, 2014, the Company had $5.7 million of cash pledged as collateral for the trust swaps and securities with a market value of $4.8 million pledged as collateral for the prime loan swaps and FHLB advance swaps.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815, Derivatives and Hedging, the Company has designated the trust swaps, prime loan swaps, and FHLB advance swaps as cash flow hedges, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in interest income and interest expense in the Company’s Consolidated Statements of Income. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedges are deemed to be effective. At December 31, 2014, the fair value of the Company’s cash flow hedges was an unrealized loss of $7.9 million, the amount the Company would have expected to pay if the contract was terminated. The liability is recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

Shown below is a summary of the derivatives designated as cash flow hedges at December 31, 2014 and 2013 (dollars in thousands):

		Notional			Receive		Pay		Life
	Positions	Amount	Asset	Liability	Rate		Rate		(Years)
As of December 31, 2014
Pay fixed - receive floating interest rate swaps	7	$208,000	$-	$8,433	0.26	%(1)	2.77	%(1)	2.12	(1)
Receive fixed - pay floating interest rate swaps	4	$55,000	$580	$-	4.93%		3.55%		4.72

(1) Due to their deferred nature, the rates and the life exclude the four FHLB advance swaps.

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2013
Pay fixed - receive floating interest rate swaps	1	$36,000	$-	$3,046	0.25%	3.51%	3.46
Receive fixed - pay floating interest rate swaps	8	$100,000	$-	$516	5.17%	3.89%	5.72

Fair Value Hedge

During the normal course of business, the Company enters into interest rate swaps (the “traditional swap”) to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company applies hedge accounting in accordance with ASC 815, and the fair value hedge and the underlying hedged item, attributable to the risk being hedged, are recorded at fair value with unrealized gains and losses being recorded in the Company’s Consolidated Statements of Income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in interest income and interest expense in the Company’s Consolidated Statements of Income. The Company uses statistical regression analysis to assess hedge effectiveness, both at inception of the hedging relationship and on an ongoing basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in fair value of the asset being hedged due to changes in the hedged risk.

On December 30, 2014, the Company entered into a traditional swap whereby the Company pays a fixed interest rate of 3.42% to the counterparty and receives interest of one month LIBOR plus 1.93% from the same counterparty calculated on a notional amount of $38.3 million with a term of 15 years. The traditional swap is designated as a fair value hedge and had no material impact on the Company’s Consolidated Balance Sheets or Statements of Income during 2014.

Loan Swaps

During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values reported in “Other assets” and “Other liabilities” in the Company’s Consolidated Balance Sheet. As of December 31, 2014, the Company had securities with a market value of $3.4 million pledged as collateral for the loan swaps. Shown below is a summary regarding loan swap derivative activities at December 31, 2014 and 2013 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2014
Receive fixed - pay floating interest rate swaps	30	$122,793	$2,681	$-	4.29%	2.50%	7.14
Pay fixed - receive floating interest rate swaps	30	$122,793	$-	$2,681	2.50%	4.29%	7.14

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2013
Receive fixed - pay floating interest rate swaps	1	$718	$33	$-	4.58%	2.92%	8.59
Pay fixed - receive floating interest rate swaps	1	$718	$-	$33	2.92%	4.58%	8.59

Interest Rate Lock Commitments

During the normal course of business, the Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment, closing, and sale of the loan generally ranges from 30 to 120 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. The correlation between the rate lock commitments and the best efforts contracts is high due to their similarity.

The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.

During the first quarter of 2014, and in connection with the acquisition of StellarOne, the Company began recording the rate lock commitments derivatives on its balance sheet at fair value. Because the amounts associated with the rate lock commitments were determined to be immaterial, the Company did not record the value of the rate locks in any period prior to January 1, 2014. While the rate lock commitment derivatives are still considered immaterial to the consolidated financial statements, the Company began recording these assets on its Consolidated Balance Sheet within “Other Assets” post-acquisition when integrating the acquired mortgage operations of StellarOne. The Company’s derivatives related to rate lock commitments had a notional amount of $49.6 million at December 31, 2014 with a fair value of $513,000. These derivative instruments do not qualify for hedge accounting; as a result, changes in fair value are recognized in current period earnings as a component of “Gain on sale of mortgage loans, net of commissions.”

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the year ended December 31, 2014 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedges	Total
Balance - December 31, 2013	$1,192	$(3,382)	$(2,190)

Other comprehensive income (loss)	17,089	(2,393)	14,696
Amounts reclassified from accumulated other comprehensive income	(842)	591	(251)
Net current period other comprehensive income (loss)	16,247	(1,802)	14,445

Balance - December 31, 2014	$17,439	$(5,184)	$12,255

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

Reclassifications of unrealized gains (losses) on available for sale securities are reported in the Company’s Consolidated Income Statement as “Gains on securities transactions, net” with the corresponding income tax effect being reflected as a component of income tax expense. Excluding the OTTI recovery of $400,000 in the second quarter of 2014, the Company reported gains of $1.3 million for the year ended December 31, 2014 and gains of $21,000, and $190,000 for the years ended December 31, 2013 and 2012, respectively, related to gains/losses on the sale of securities. See Note 3 “Securities” for additional information on the OTTI recovery. The tax effect of these transactions during the years ended December 31, 2014, 2013, and 2012 were $453,000, $7,000, and $67,000, respectively, which were included as a component of income tax expense.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense in the Company’s Consolidated Income Statement with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $909,000, $805,000, and $1.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. The tax effect of these transactions during the years ended December 31, 2014, 2013, and 2012 were $318,000, $281,000, and $391,000, respectively, which were included as a component of income tax expense.

12.	REGULATORY MATTERS AND CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on financial statements of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for PCA, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. PCA provisions are not applicable to financial holding companies and bank holding companies, but only to their bank subsidiaries.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of total risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined) and risk-weighted assets.

As of December 31, 2014, the most recent notification from the Federal Reserve Bank categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank’s capital amounts and ratios are also presented in the following table at December 31, 2014 and 2013 (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes		Required in Order to Be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total capital to risk weighted assets:
Consolidated	$771,441	13.40%	$460,562	8.00%	NA	NA
Union Bank & Trust	745,125	13.00%	458,538	8.00%	$573,173	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	735,611	12.77%	230,418	4.00%	NA	NA
Union Bank & Trust	709,309	12.37%	229,364	4.00%	344,046	6.00%
Tier 1 capital to average adjusted assets:
Consolidated	735,611	10.63%	276,806	4.00%	NA	NA
Union Bank & Trust	709,309	10.30%	275,460	4.00%	344,325	5.00%

As of December 31, 2013
Total capital to risk weighted assets:
Consolidated	$465,360	14.17%	$262,730	8.00%	NA	NA
Union Bank & Trust	442,784	13.56%	261,229	8.00%	$326,537	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	428,490	13.05%	131,338	4.00%	NA	NA
Union Bank & Trust	405,925	12.43%	130,628	4.00%	195,941	6.00%
Tier 1 capital to average adjusted assets:
Consolidated	428,490	10.70%	160,183	4.00%	NA	NA
Union Bank & Trust	405,925	10.19%	159,342	4.00%	199,178	5.00%

In July 2013, the FRB issued a final rule that makes technical changes to its market risk capital rule to align it with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

If the new capital ratios described above had been effective as of December 31, 2014, based on management’s interpretation and understanding of the new rules, the Company and the Bank would have remained “well capitalized” as of such date.

On January 30, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. For the year ended December 31, 2014, approximately 2.1 million shares of common stock have been repurchased with cash on hand and retired. Approximately $12.5 million remain available under the repurchase program. The repurchase program is authorized through December 31, 2015 and the Company intends to continue to repurchase shares under this program.

13.	FAIR VALUE MEASUREMENTS

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

Derivative instruments

As discussed in Note 10, “Derivatives,” the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale that are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. However, this value is adjusted by a pull-through rate which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. The Company used a weighted average pull-through rate of approximately 90%. As of December 31, 2014, these derivatives are recorded as a component of “Other Assets” on the Company’s Consolidated Balance Sheet.

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

The Company uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2014 and 2013.

The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013 (dollars in thousands):

	Fair Value Measurements at December 31, 2014 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
U.S. government and agency securities	$-	$8,454	$-	$8,454
Obligations of states and political subdivisions	-	445,647	-	445,647
Corporate and other bonds	-	78,680	-	78,680
Mortgage-backed securities	-	559,329	-	559,329
Other securities	-	10,004	-	10,004
Derivatives:
Interest rate swap	-	2,681	-	2,681
Cash flow hedges	-	580	-	580
Interest rate lock commitments	-	-	513	513

LIABILITIES
Derivatives:
Interest rate swap	$-	$2,681	$-	$2,681
Cash flow hedges	-	8,433	-	8,433

	Fair Value Measurements at December 31, 2013 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
U.S. government and agency securities	$-	$2,153	$-	$2,153
Obligations of states and political subdivisions	-	254,830	-	254,830
Corporate and other bonds	-	9,434	-	9,434
Mortgage-backed securities	-	407,362	-	407,362
Other securities	-	3,569	-	3,569
Derivatives:
Interest rate swap	-	33	-	33

LIABILITIES
Derivatives:
Interest rate swap	$-	$33	$-	$33
Cash flow hedges	-	3,562	-	3,562

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. Nonrecurring fair value adjustments of $286,000 and $363,000 were recorded on loans held for sale during the years ended December 31, 2014 and 2013, respectively. Gains and losses on the sale of loans are recorded within the mortgage segment and are reported on a separate line item in the Company’s Consolidated Statements of Income.

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

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

Total valuation expenses related to OREO properties for the years ended December 31, 2014 and 2013 totaled $7.6 million and $791,000, respectively. During the third quarter of 2014, the Company reevaluated its OREO sales strategies in light of limited progress in selling properties in inactive rural markets that have continued to struggle coming out of the economic downturn and for which transaction volume for comparable sales has been slow or nonexistent. With the shift in strategy to more aggressively market this OREO, the Company obtained appraisals that reflect the newly determined highest and best use of the underlying assets.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at December 31, 2014 and 2013 (dollars in thousands):

	Fair Value Measurements at December 31, 2014 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$42,519	$-	$42,519
Impaired loans	-	-	15,797	15,797
Other real estate owned	-	-	28,118	28,118

	Fair Value Measurements at December 31, 2013 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$53,185	$-	$53,185
Impaired loans	-	-	7,985	7,985
Other real estate owned	-	-	34,116	34,116

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2014 (dollars in thousands):

	Fair Value Measurements at December 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
ASSETS
Commercial Real Estate - Owner Occupied	$3,304	Market comparables	Discount applied to market comparables (1)	34%
Commercial Real Estate - Non-Owner Occupied	7,828	Market comparables	Discount applied to market comparables (1)	1%
Raw Land and Lots	431	Market comparables	Discount applied to market comparables (1)	16%
Single Family Investment Real Estate	1,366	Market comparables	Discount applied to market comparables (1)	14%
Commercial and Industrial	339	Market comparables	Discount applied to market comparables (1)	45%
Other (2)	2,529	Market comparables	Discount applied to market comparables (1)	6%
Total Impaired Loans	15,797

Other real estate owned	28,118	Market comparables	Discount applied to market comparables (1)	32%
Total	$43,915

(1)  A discount percentage (in addition to expected selling costs) is applied based on the age of independent appraisals, current market conditions, and experience within the local market.

(2)  The "Other" category of the impaired loans section consists of Other Commercial, Mortgage, Consumer Construction, Indirect Marine, HELOCs, and Other Consumer.

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

(1) A discount percentage (in addition to expected selling costs) is applied based on the age of independent appraisals, current market conditions, and experience within the local market.
(2) The “Other” category of the impaired loans section consists of Other Commercial, Mortgage, Consumer Construction, HELOCs, and Other Consumer.

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

Bank owned life insurance

The carrying value of bank owned life insurance approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2014 and 2013, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2014 and 2013 are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2014 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$133,260	$133,260	$-	$-	$133,260
Securities available for sale	1,102,114	-	1,102,114	-	1,102,114
Restricted stock	54,854	-	54,854	-	54,854
Loans held for sale	42,519	-	42,519	-	42,519
Net loans	5,313,612	-	-	5,340,759	5,340,759
Derivatives:
Interest rate lock commitments	513	-	-	513	513
Interest rate swap	2,681	-	2,681	-	2,681
Cash flow hedges	580	-	580	-	580
Accrued interest receivable	21,775	-	21,775	-	21,775
Bank owned life insurance	139,005	-	139,005	-	139,005

LIABILITIES
Deposits	$5,638,770	$-	$5,637,929	$-	$5,637,929
Borrowings	686,935	-	666,224	-	666,224
Accrued interest payable	1,899	-	1,899	-	1,899
Derivatives:
Interest rate swap	2,681	-	2,681	-	2,681
Cash flow hedges	8,433	-	8,433	-	8,433

		Fair Value Measurements at December 31, 2013 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$73,023	$73,023	$-	$-	$73,023
Securities available for sale	677,348	-	677,348	-	677,348
Restricted stock	26,036	-	26,036	-	26,036
Loans held for sale	53,185	-	53,185	-	53,185
Net loans	3,009,233	-	-	3,035,504	3,035,504
Derivatives:
Interest rate swap	33	-	33	-	33
Accrued interest receivable	15,000	-	15,000	-	15,000
Bank owned life insurance	88,468	-	88,468	-	88,468

LIABILITIES
Deposits	$3,236,842	$-	$3,238,777	$-	$3,238,777
Borrowings	463,314	-	443,237	-	443,237
Accrued interest payable	902	-	902	-	902
Derivatives:
Interest rate swap	33	-	33	-	33
Cash flow hedges	3,562	-	3,562	-	3,562

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

14.	EMPLOYEE BENEFITS AND SHARE BASED COMPENSATION

The Company has a 401(k) Plan designed to qualify under Section 401 of the Internal Revenue Code of 1986 that allows employees to defer a portion of their salary compensation as savings for retirement. The 401(k) Plan provides for the Company to match employee contributions based on each employee’s contribution percentage. For each employee’s 1% through 3% dollar contributions, the Company will match 100% of such dollar contributions, and for each employee’s 4% through 5% dollar contributions, the Company will match 50% of such dollar contributions. All employees are eligible to participate in the 401(k) Plan after meeting minimum age and period of service requirements. The Bank also has an ESOP. All full and part-time employees of the Bank with 1,000 hours of service are eligible to participate in the ESOP. The Company makes discretionary profit sharing contributions into the 401(k) Plan, ESOP, and in cash. Company discretionary contributions to both the 401(k) Plan and the ESOP are allocated to participant accounts in proportion to each participant’s compensation and vest over five and six year periods, respectively. Employee contributions to the ESOP are not allowed.

StellarOne’s 401(k) plan covered substantially all of its employees and held $39.4 million in net assets available for benefit as of December 31, 2013. Pursuant to the StellarOne Merger Agreement, the StellarOne 401(k) plan was terminated by StellarOne immediately prior to its merger into the Company. All assets of the StellarOne 401(k) plan were transferred to the Company’s 401(k) Plan on May 1, 2014, and the Company assumed the administrative duties relating to StellarOne’s 401(k) plan at such time.

The following were payments made to the Company’s employees, in accordance with the plans described above, in 2014, 2013, and 2012 (dollars in thousands):

	2014		2013		2012
	Bank	UMG	Bank	UMG	Bank	UMG
401(k) Plan	$3,312	$403	$2,002	$569	$1,427	$588
ESOP	3,440	-	1,774	-	1,896	-
Cash	983	-	482	-	314	-
Total	$7,735	$403	$4,258	$569	$3,637	$588

The Company had an obligation under deferred compensation plans of $10.3 million and $7.3 million at December 31, 2014 and 2013, respectively, to employees and to certain current and former members of the Bank’s and StellarOne’s Boards of Directors. The Company owns life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations.

The Company’s Board of Directors has historically approved an annual short-term cash incentive compensation plan (the Management Incentive Plan, or “MIP”) as a means of attracting, rewarding, and retaining the Company’s key executives. Each annual MIP, as it may be amended from time to time, is based on both corporate and individual objectives established annually for each key executive. Each executive is evaluated within these two categories to determine eligibility and rate of incentive compensation based on performance. Salaries and benefits expense for incentive compensation under the MIP was $898,000, $939,000, and $835,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) provides for the granting of stock-based awards to key employees of the Company and its subsidiaries in the form of: (i) incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”); (ii) non-qualified stock options; (iii) restricted stock, and (iv) other stock-based awards. The Company issues new shares to satisfy stock-based awards, and the option price cannot be less than the fair market value of the stock on the grant date. The stock option’s maximum term is ten years from the date of grant. No stock options have been granted since February 2012, and restricted stock and other stock-based awards typically vest in varying annual installments over a three to five year vesting schedule. The 2011 Plan was approved by the Company’s Board of Directors with an effective date of January 1, 2011, subject to shareholder approval that was received at the annual meeting of shareholders held on April 26, 2011.

The 2011 Plan replaced the 2003 Stock Incentive Plan (“2003 SIP”) as the Company’s equity compensation plan. Awards made under the 2003 SIP prior to the plan’s termination date (April 26, 2011), and outstanding on that date, remain valid in accordance with their terms. The shares of common stock issued pursuant to awards granted under the 2003 SIP and the 2011 Plan have been registered with the SEC under the Securities Act of 1933 pursuant to two registration statements on Form S-8 filed by the Company.

In connection with the Company’s acquisition of StellarOne, each outstanding option to acquire StellarOne common stock, whether or not exercisable, was assumed by the Company and converted into an option to acquire the same number of whole shares of the Company’s common stock, subject to adjustment based on the merger exchange ratio of 0.9739. The exercise price per share of each new option was equal to the exercise price per share under the original StellarOne option divided by the merger exchange ratio of 0.9739. Each converted StellarOne stock option has the same terms and conditions that were in effect prior to the completion of the acquisition. Restricted StellarOne stock awards, which were unvested and outstanding prior to the merger, were accelerated and vested immediately as shares of the Company’s outstanding stock on the same basis as stock options. Restricted common stock of the Company was issued from StellarOne equity compensation plans assumed in the acquisition, and subsequent awards from the Company will be issued from the 2011 Plan.

The following table summarizes the shares available in the 2011 Plan as of December 31, 2014:

2011 Plan
Beginning Authorization	1,000,000
Granted	(519,227)
Remaining available for grant	480,773

For the year ended December 31, 2014, the Company recognized stock-based compensation expense (included in salaries and benefits expense) (dollars in thousands, except per share data) as follows:

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation expense	$979	$889	$1,252
Reduction of income tax expense	234	181	309
Per share compensation cost	$0.02	$0.04	$0.05

Stock Options

The following table summarizes the stock option activity for the last three years:

	Stock Options (shares)	Weighted Average Exercise Price	Options Exercisable (shares)	Weighted Average Exercise Price
Balance, December 31, 2011	422,750	$17.70	184,985	$22.28
Granted	131,657	14.40
Exercised	(2,376)	12.11
Forfeited	(51,453)	17.11
Balance, December 31, 2012	500,578	16.92	218,825	20.59
Granted	-	-
Exercised	(50,119)	18.45
Forfeited	(47,513)	19.04
Balance, December 31, 2013	402,946	16.48	200,904	18.96
Options converted upon StellarOne acquisition	124,217	20.88	124,217	20.88
Granted	-	-
Exercised	(75,282)	17.28
Forfeited	(62,612)	23.00
Balance, December 31, 2014	389,269	16.69	262,213	18.04

A summary of the options outstanding at December 31, 2014 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding (shares)	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable (shares)	Weighted Average Exercise Price
$ 12.11	97,962	6.32	yrs	$12.11	54,787	$12.11
$12.59 - $ 14.08	7,592	4.29		$13.21	7,192	$13.17
$ 14.40	107,596	7.15		$14.40	41,016	$14.40
$14.82 - $ 16.23	22,613	1.40		$16.08	22,413	$16.09
$ 16.45	84,257	5.30		$16.45	65,857	$16.45
$20.41 - $ 27.51	29,193	0.93		$24.13	29,193	$24.13
$ 27.54	5,059	2.05		$27.54	5,059	$27.54
$ 27.62	15,445	2.12		$27.62	15,445	$27.62
$ 30.80	4,463	0.78		$30.80	4,463	$30.80
$ 31.57	16,788	1.13		$31.57	16,788	$31.57
$12.11 - $ 31.57	390,968	5.09	yrs	$16.69	262,213	$18.04

The Company issues shares upon option exercise from the Company’s authorized but unissued shares. The Company expects to issue approximately 30,000 shares as a result of option exercises in 2015 as certain “in the money” options are set to expire over the next 15 months.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. No options have been granted since February 2012.

2012
Dividend yield(1)	2.47%
Expected life in years(2)	7.0
Expected volatility(3)	41.53%
Risk-free interest rate(4)	1.24%
Weighted average fair value per option granted	$4.76

(1) Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.

(2) Based on the average of the contractual life and vesting schedule for the respective option.

(3) Based on the monthly historical volatility of the Company’s common stock price over the expected life of the options.

(4) Based upon the Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

The following table summarizes information concerning stock options issued to the Company’s employees that are (i) vested or are expected to vest and (ii) stock options exercisable as of December 31, 2014:

	Stock Options Vested or Expected to Vest	Exercisable
Stock options (number of shares)	387,814	262,213
Weighted average remaining contractual life in years	5.08	4.35
Weighted average exercise price on shares above water	$14.87	$15.45
Aggregate intrinsic value	$3,108,116	$1,832,534

During the year ended December 31, 2014, there were 75,282 stock options exercised with a total intrinsic value (the amount by which the stock price exceeded the exercise price) and fair value of approximately $573,000 and $1.8 million, respectively. Cash received from the exercise of stock options for the year ended December 31, 2014 was approximately $1.2 million, and the tax benefit realized from tax deductions associated with options exercised during the year was approximately $187,000.

The fair value of all stock options vested during 2014 was approximately $313,000 and the total intrinsic value of all stock options outstanding was $3.1 million as of December 31, 2014.

During the year ended December 31, 2013, there were 50,119 stock options exercised with a total intrinsic value (the amount by which the stock price exceeded the exercise price) and fair value of approximately $268,000 and $1.2 million, respectively. Cash received from the exercise of stock options for the year ended December 31, 2013 was approximately $927,000, and the tax benefit realized from tax deductions associated with options exercised during the year was $54,000.

The fair value of all stock options vested during 2013 was approximately $335,000 and the total intrinsic value of all stock options outstanding was $3.5 million as of December 31, 2013.

During the year ended December 31, 2012, there were 2,376 stock options exercised with a total intrinsic value and fair value of approximately $7,400 and $36,000, respectively. Cash received from the exercise of stock options for the year ended December 31, 2012 was approximately $31,000, and the tax benefit realized from tax deductions associated with options exercised during the year was $2,600.

The fair value of all stock options vested during 2012 was approximately $279,000 and the total intrinsic value of all stock options outstanding was $623,000 as of December 31, 2012.

Restricted Stock

The 2011 Plan permits the granting of restricted stock awards but is limited to one-third of the aggregate number of total awards granted. This equity component of compensation is divided between restricted (time-based) stock grants and performance-based stock grants. Generally, the restricted stock vests 50% on each of the third and fourth anniversaries from the date of the grant. The performance-based stock is subject to vesting based on achieving certain performance metrics; the grant of performance-based stock is subject to approval by the Company’s Compensation Committee at its sole discretion. The value of the restricted stock awards was calculated by multiplying the fair market value of the Company’s common stock on grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends (restricted stock), if any, except for the nonvested stock under the performance-based component (performance stock). Nonvested shares of restricted stock are included in the computation of basic earnings per share.

The following table summarizes the restricted stock activity for the year ended December 31, 2014:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Balance, December 31, 2013	260,763	$16.47
Granted	136,931	24.28
Net settle for taxes	(64,536)	24.82
Vested	(23,091)	14.70
Forfeited	(22,947)	20.73
Balance, December 31, 2014	287,120	20.07

The estimated unamortized compensation expense, net of estimated forfeitures, related to restricted stock and stock options issued and outstanding as of December 31, 2014 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
2015	$233	$1,380	$1,613
2016	130	1,139	1,269
2017	15	450	465
2018	-	55	55
Total	$378	$3,024	$3,402

At December 31, 2014, there was $3.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the 2011 Plan. The cost is expected to be recognized through 2018.

15.	INCOME TAXES

The Company files income tax returns in the U.S., the Commonwealth of Virginia, and other states. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2011.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Deferred tax assets:
Allowance for loan losses	$11,335	$10,657
Benefit plans	3,283	1,385
Nonaccrual loans	534	983
Acquisition accounting	17,071	2,252
Stock grants	1,613	1,379
Other real estate owned	3,232	3,282
Securities available for sale	615	1,550
Prime loan swap	1,753	180
Investments in pass through entities	1,681	8
Other	2,017	1,589
Total deferred tax assets	$43,134	$23,265

Deferred tax liabilities:
Acquisition accounting	$20,916	$5,232
Securities available for sale	9,543	649
Other	2,746	747
Total deferred tax liabilities	33,205	6,628
Net deferred tax asset	$9,929	$16,637

In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies. At December 31, 2014, management continued to believe that it is not likely that the Company would realize its deferred tax asset related to net operating losses generated at the state level and accordingly maintained a valuation allowance of $1.4 million. The Bank is not subject to a state income tax in its primary place of business (Virginia). The Company’s other subsidiaries are subject to state income taxes and have generated losses for state income tax purposes for which the Company is currently not able to utilize. The primary driver in management’s estimate of the recoverability of the state net operating loss is related to the recent performance of the Company’s mortgage segment. State net operating loss carryovers will begin to expire after 2026.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable ASC 740, Accounting for Uncertainty in Income Taxes, regulations.

The provision for income taxes charged to operations for the years ended December 31, 2014, 2013, and 2012 consists of the following (dollars in thousands):

	2014	2013	2012

Current tax expense	$14,718	$12,251	$14,528
Deferred tax expense (benefit)	2,644	262	(195)
Income tax expense	$17,362	$12,513	$14,333

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income for the years ended December 31, 2014, 2013, and 2012, due to the following (dollars in thousands):

	2014	2013	2012

Computed “expected” tax expense	$24,484	$16,453	$17,411
(Decrease) in taxes resulting from:
Tax-exempt interest income, net	(5,181)	(3,308)	(2,614)
Other, net	(1,941)	(632)	(464)
Income tax expense	$17,362	$12,513	$14,333

The effective tax rates were 24.8%, 26.6%, and 28.8% for years ended December 31, 2014, 2013, and 2012, respectively. Tax credits totaled approximately $667,000, $306,000, and $217,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

16.	EARNINGS PER SHARE

Basic EPS was computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

There were 169,670 anti-dilutive options as of December 31, 2014, compared to 104,126 and 309,952 shares as of December 31, 2013 and 2012, respectively, which were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the years ended December 31, 2014, 2013, and 2012 (in thousands except per share data):

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2014
Basic EPS	$52,591	46,036	$1.14
Effect of dilutive stock awards	-	95	-
Diluted EPS	$52,591	46,131	$1.14

For the Year Ended December 31, 2013
Basic EPS	$34,496	24,975	$1.38
Effect of dilutive stock awards	-	56	-
Diluted EPS	$34,496	25,031	$1.38

For the Year Ended December 31, 2012
Basic EPS	$35,411	25,872	$1.37
Effect of dilutive stock awards	-	29	-
Diluted EPS	$35,411	25,901	$1.37

17.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank segment and a mortgage loan origination business segment. The community bank segment includes one subsidiary bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 131 retail locations in Virginia. The mortgage segment includes UMG, which provides a variety of mortgage loan products principally in Virginia, North Carolina, South Carolina, Maryland, and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which serves to mitigate the Company’s exposure to interest rate risk.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest at the one month LIBOR rate plus 1.5% with no floor. These transactions are eliminated in the consolidation process. A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for years ended December 31, 2014, 2013, and 2012 is as follows (dollars in thousands):

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
SEGMENT FINANCIAL INFORMATION
(Dollars in thousands)

	Community Bank	Mortgage	Eliminations	Consolidated
Year Ended December 31, 2014
Net interest income	$253,956	$1,062	$-	$255,018
Provision for loan losses	7,800	-	-	7,800
Net interest income after provision for loan losses	246,156	1,062	-	247,218
Noninterest income	51,878	10,091	(682)	61,287
Noninterest expenses	222,647	16,587	(682)	238,552
Income (loss) before income taxes	75,387	(5,434)	-	69,953
Income tax expense (benefit)	19,298	(1,936)	-	17,362
Net income (loss)	$56,089	$(3,498)	$-	$52,591
Total assets	$7,354,586	$51,485	$(46,900)	$7,359,171

Year Ended December 31, 2013
Net interest income	$149,975	$1,651	$-	$151,626
Provision for loan losses	6,056	-	-	6,056
Net interest income after provision for loan losses	143,919	1,651	-	145,570
Noninterest income	27,492	11,906	(670)	38,728
Noninterest expenses	120,256	17,703	(670)	137,289
Income (loss) before income taxes	51,155	(4,146)	-	47,009
Income tax expense (benefit)	14,000	(1,487)	-	12,513
Net income (loss)	$37,155	$(2,659)	$-	$34,496
Total assets	$4,170,682	$63,715	$(57,826)	$4,176,571

Year Ended December 31, 2012
Net interest income	$153,024	$1,331	$-	$154,355
Provision for loan losses	12,200	-	-	12,200
Net interest income after provision for loan losses	140,824	1,331	-	142,155
Noninterest income	24,876	16,660	(468)	41,068
Noninterest expenses	119,976	13,971	(468)	133,479
Income (loss) before income taxes	45,724	4,020	-	49,744
Income tax expense (benefit)	12,858	1,475	-	14,333
Net income (loss)	$32,866	$2,545	$-	$35,411
Total assets	$4,081,544	$187,836	$(173,515)	$4,095,865

18.	RELATED PARTY TRANSACTIONS

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

	2014	2013
Loans outstanding at January 1	$34,883	$51,543
New loans and advances	15,731	8,496
Loan repayments	(18,932)	(7,440)
Reclassification (1) (2)	2,875	(17,716)
Balance at December 31	$34,557	$34,883

(1)	On January 1, 2014, the Company completed its acquisition of StellarOne, increasing the Company’s Board of Directors by eight directors and adding principal officers and affiliated companies.

(2)	Includes loans (i) to persons no longer affiliated with the Company and therefore not considered related party loans as of December 31, 2014 or (ii) that were not considered related party loans in 2013 that subsequently became related party loans in the current year. For 2013, loans in the aggregate of $17.5 million to two former directors who retired from the Company’s Board of Directors in April 2013 are included.

The Company, through its subsidiaries, has also entered into deposit transactions with its directors, principal officers, and affiliated companies in which they are principal stockholders, all of which are under the same terms as other customers. The aggregate amount of these deposit accounts was $14.7 million and $22.2 million, for the years ended December 31, 2014 and 2013, respectively.

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

The primary source of funds for the dividends paid by Union Bankshares Corporation (for this note only, the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2014, the aggregate amount of unrestricted funds, which could be transferred from the Bank to the Parent Company, without prior regulatory approval, totaled approximately $7.4 million, or 0.75%, of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY
CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2014 and 2013
(Dollars in thousands)

	2014	2013
ASSETS
Cash	$9,692	$10,092
Bank premises and equipment, net	12,275	12,673
Other assets	9,498	6,662
Investment in subsidiaries	1,054,345	486,168
Total assets	$1,085,810	$515,595
LIABILITIES & STOCKHOLDERS' EQUITY
Short-term borrowings	$8,000	$-
Long-term borrowings	8,125	8,750
Trust preferred capital notes	86,077	60,310
Other liabilities	5,583	8,296
Total liabilities	107,785	77,356

Total stockholders' equity	978,025	438,239
Total liabilities and stockholders' equity	$1,085,810	$515,595

PARENT COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2014, 2013, and 2012
(Dollars in thousands)

	2014	2013	2012
Income:
Interest and dividend income	$5	$6	$8
Dividends received from subsidiaries	75,470	31,323	23,141
Equity in (distributed) undistributed net income from subsidiaries	(15,482)	7,685	15,158
Other operating income	1,393	1,155	1,155
Total income	61,386	40,169	39,462
Expenses:
Interest expense	$4,581	3,060	3,152
Occupancy expenses	573	583	586
Furniture and equipment expenses	20	-	-
Other operating expenses	3,621	2,030	313
Total expenses	8,795	5,673	4,051
Net income	$52,591	$34,496	$35,411

Comprehensive income	$67,036	$22,222	$35,845

PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014, 2013, and 2012
(Dollars in thousands)

	2014	2013	2012
Operating activities:
Net income	$52,591	$34,496	$35,411
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in distributed (undistributed) net income of subsidiaries	15,482	(7,685)	(15,158)
Depreciation of bank premises and equipment	464	468	473
Acquisition accounting amortization, net	224	-	-
Issuance of common stock grants for services	713	477	565
Net (increase) decrease in other assets	2,964	(2,069)	(756)
Net (decrease) increase in other liabilities	(7,286)	1,737	2,781
Net cash and cash equivalents provided by operating activities	65,152	27,424	23,316
Investing activities:
Net decrease (increase) in bank premises and equipment	863	-	(23)
Payments for equity method investment	(60)	(2,000)	-
Cash received in acquisitions	4,735	-	-
Net cash and cash equivalents provided by (used in) investing activities	5,538	(2,000)	(23)
Financing activities:
Advances on short-term borrowings	8,000	-	-
Payments on long-term borrowings	(625)	(625)	(625)
Cash dividends paid	(25,494)	(12,535)	(8,969)
Net Issuance (repurchase) of common stock	(52,971)	(8,677)	(14,469)
Net cash and cash equivalents used in financing activities	(71,090)	(21,837)	(24,063)
Net increase (decrease) in cash and cash equivalents	(400)	3,587	(770)
Cash and cash equivalents at beginning of the period	10,092	6,505	7,275
Cash and cash equivalents at end of the period	$9,692	$10,092	$6,505

Supplemental schedule of noncash investing and financing activities
Issuance of common stock in exchange for net assets in acquisition	$549,523	$-	$-

Transactions related to bank acquisition
Assets acquired	2,957,521	-	-
Liabilities assumed	2,642,120	-	-

20.	SUBSEQUENT EVENTS

On January 30, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015. As of December 31, 2014, $52.5 million in shares have been repurchased, and an additional 102,843 shares at an average price of $23.17 have been repurchased from January 1, 2015 through February 24, 2015.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued its updated Internal Control–Integrated Framework to supersede the original 1992 framework and be effective at the end of 2014. COSO’s original 1992 framework was recognized as the leading guidance for designing, implementing, and conducting internal control and assessing its effectiveness. The updated 2013 framework is expected to help design and implement internal control in light of many changes in business and operating environments since the issuance of the original framework, broaden the application of internal control in addressing and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. Management has assessed the effectiveness of the Company’s internal control over financial reporting using the criteria in the updated 2013 framework as of December 31, 2014. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective on December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting appears on pages 58 through 59 hereof.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, the Company’s audit committee and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2015 Annual Meeting of Shareholders to be held April 21, 2015 (“Proxy Statement”), under the captions “Election of Six Class 1 Directors - Proposal 1” and “Corporate Governance, Board Leadership, and Board Diversity.” The executive officers of the Company, and their respective titles and principal occupations, are listed below:

Name (Age)	Title and Principal Occupation During at Least the Past Five Years

G. William Beale (65)	Chief Executive Officer of the Company since February 1, 2010 and President of the Company since October 1, 2013; Chief Executive Officer of the Company from February 1, 2010 to October 31, 2013; President and Chief Executive Officer of the Company from 1993 to February 1, 2010; President and Chief Executive Officer of Union Bank & Trust Company from 1991 to 2004.

Robert M. Gorman (56)	Executive Vice President and Chief Financial Officer since joining the Company in July 2012; previously with SunTrust Banks, Inc. as Senior Vice President and Director of Corporate Support Services in 2011 and Senior Vice President and Strategic Financial Officer from 2002 until 2011.

John C. Neal (65)	President of Union Bank & Trust since March 2010; Executive Vice President and Chief Banking Officer of the Company from 2005 to 2012; President and Chief Executive Officer of Union Bank & Trust Company from 2004 to March 22, 2010; Executive Vice President and Chief Operating Officer of Union Bank & Trust Company from 1997 to 2004. Mr. Neal serves on the Board of Directors of the Federal Home Loan Bank of Atlanta.

D. Anthony Peay (55)	Executive Vice President and Chief Banking Officer of Union Bank & Trust since April 1, 2012; Chief Financial Officer of the Company from 1994 to July 2012; Executive Vice President of the Company since 2003.

Elizabeth M. Bentley (54)	Executive Vice President and Director of Retail Banking since 2007; Senior Vice President from 2005 to 2007; Vice President from 2002 to 2005; joined the Company in 1998 as an Assistant Vice President.

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

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference from the Proxy Statement under the captions “Ownership of Company Common Stock” and “Approval of the Union Bankshares Corporation Stock and Incentive Plan – Proposal 2 – Equity Compensation Plan Information,” and from Note 14 “Employee Benefits and Share Based Compensation” contained in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

ITEM 15. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8:
▪Reports of Independent Registered Public Accounting Firm;
▪Consolidated Balance Sheets - December 31, 2014 and 2013;
▪Consolidated Statements of Income - Years ended December 31, 2014, 2013, and 2012;
▪Consolidated Statements of Comprehensive Income - Years ended December 31, 2014, 2013, and 2012;
▪Consolidated Statements of Changes in Stockholder's Equity - Years ended December 31, 2014, 2013, and 2012;
▪Consolidated Statements of Cash Flows - Years ended December 31, 2014, 2013, and 2012; and
▪Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
2.01	Agreement and Plan of Reorganization, dated as of June 9, 2013, between Union First Market Bankshares Corporation and StellarOne Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 12, 2013)

3.01	Articles of Incorporation of Union Bankshares Corporation, as amended April 25, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 29, 2014)

3.02	Bylaws of Union Bankshares Corporation, as amended June 26, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on July 1, 2014)

10.01	Amended and Restated Management Continuity Agreement of G. William Beale (incorporated by reference to Exhibit 10.01 to Annual Report on Form 10-K filed on March 16, 2009)

10.02	Amended and Restated Employment Agreement of G. William Beale (incorporated by reference to Exhibit 10.02 to Annual Report on Form 10-K filed on March 16, 2009)

10.03	Amended and Restated Management Continuity Agreement of D. Anthony Peay (incorporated by reference to Exhibit 10.03 to Annual Report on Form 10-K filed on March 16, 2009)

10.04	Amended and Restated Management Continuity of John C. Neal (incorporated by reference to Exhibit 10.04 to Annual Report on Form 10-K filed on March 16, 2009)

10.05	Amended and Restated Employment Agreement of John C. Neal (incorporated by reference to Exhibit 10.08 to Annual Report on Form 10-K filed on March 16, 2009)

10.06	Amended and Restated Employment Agreement of D. Anthony Peay (incorporated by reference to Exhibit 10.09 to Annual Report on Form 10-K filed on March 16, 2009)

10.07	Employment Agreement of Elizabeth M. Bentley (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 25, 2011)

10.08	Management Continuity Agreement of Elizabeth M. Bentley (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on October 25, 2011)

10.09	Amended and Restated Management Continuity Agreement of Robert M. Gorman (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 11, 2012)

10.10	Employment Agreement of Robert M. Gorman (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2012)

10.11	Union Bankshares Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 99.0 to Form S-8 Registration Statement; SEC file no. 333-113839)

10.12	Union Bankshares Corporation 2011 Stock Incentive Plan (incorporated by reference to Form S-8 Registration Statement; SEC file no. 333-175808)

10.13	Union Bankshares Corporation Non-Employee Directors’ Stock Plan (incorporated by reference to Exhibit 99.0 to Form S-8 Registration Statement; SEC file no. 333-113842)

10.14	Supplemental Compensation Agreement between Union Bank & Trust and G. William Beale, as amended

10.15	Supplemental Compensation Agreement between Union Bank & Trust and Daniel I. Hansen

10.16	Supplemental Compensation Agreement between Union Bank & Trust and Ronald L. Hicks

10.17	Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Union Bankshares Corporation

10.18	Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Union Bankshares Corporation

10.19	Registration Rights Agreement, dated February 1, 2010, by and among Union Bankshares Corporation and the shareholders of First Market Bank, FSB (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 5, 2010)

10.20	Stock Purchase Agreement, dated as of February 2, 2012, by and between Union Bankshares Corporation, and James E. Ukrop and the Third Amended and Restated James Edward Ukrop Revocable Trust Under Trust Agreement Dated as of September 24, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 6, 2012)

10.21	Stock Purchase Agreement, dated as of December 20, 2012, by and between Union Bankshares Corporation and Markel Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 21, 2012)

10.22	Stock Purchase Agreement, dated as of March 7, 2013, by and between Union Bankshares Corporation and Markel Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 8, 2013)

11.01	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 16 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K)

12.01	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends

21.01	Subsidiaries of the Registrant

23.01	Consent of Yount, Hyde & Barbour, P.C.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.00	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013, and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union Bankshares Corporation

By:	/s/ G. William Beale	Date: February 27, 2015
G. William Beale President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2015.

Signature	Title

/s/ L. Bradford Armstrong	Director
L. Bradford Armstrong

/s/ G. William Beale	President and Chief Executive Officer, and
G. William Beale	Director (principal executive officer)

/s/ Glen C. Combs	Director
Glen C. Combs

/s/ Beverley E. Dalton	Director
Beverley E. Dalton

/s/ Gregory L. Fisher	Director
Gregory L. Fisher

/s/ Robert M. Gorman	Executive Vice President and Chief Financial
Robert M. Gorman	Officer (principal financial and accounting officer)

/s/ Daniel I. Hansen	Director
Daniel I. Hansen

/s/ Ronald L. Hicks	Vice Chairman of the Board of Directors
Ronald L. Hicks

/s/ Jan S. Hoover	Director
Jan S. Hoover

/s/ Patrick J. McCann	Director
Patrick J. McCann

Signature	Title

/s/ W. Tayloe Murphy, Jr.	Director
W. Tayloe Murphy, Jr.

/s/ Alan W. Myers	Director
Alan W. Myers

/s/ Thomas P. Rohman	Director
Thomas P. Rohman

/s/ Linda V. Schreiner	Director
Linda V. Schreiner

/s/ Raymond L. Slaughter	Director
Raymond L. Slaughter

/s/ Raymond D. Smoot	Chairman of the Board of Directors
Raymond D. Smoot

/s/ Charles W. Steger	Director
Charles W. Steger

/s/ Ronald L. Tillett	Director

Ronald L. Tillett

/s/ Keith L. Wampler	Director

Keith L. Wampler

- 136 -