Form 10-Q
period 2015-03-31
Union Bankshares Corp
filed 2015-05-07
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares of common stock outstanding as of May 1, 2015 was 45,113,062.

UNION BANKSHARES CORPORATION

FORM 10-Q

ii

Glossary of Acronyms

ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union Bank & Trust, formerly known as Union First Market Bank
bps	–	Basis points
the Company	–	Union Bankshares Corporation
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
Exchange Act	–	Securities Exchange Act of 1934
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
LIBOR	–	London Interbank Offered Rate
NPA	–	Nonperforming assets
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCI	–	Purchased credit impaired
SEC	–	U.S. Securities and Exchange Commission
StellarOne	–	StellarOne Corporation
TDR	–	Troubled debt restructuring
UMG	–	Union Mortgage Group, Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents:
Cash and due from banks	$112,793	$112,752
Interest-bearing deposits in other banks	24,256	19,344
Money market investments	1	1
Federal funds sold	312	1,163
Total cash and cash equivalents	137,362	133,260

Securities available for sale, at fair value	1,089,664	1,102,114
Restricted stock, at cost	53,146	54,854

Loans held for sale	46,048	42,519

Loans held for investment, net of deferred fees and costs	5,387,755	5,345,996
Less allowance for loan losses	30,977	32,384
Net loans held for investment	5,356,778	5,313,612

Premises and equipment, net	134,429	135,247
Other real estate owned, net of valuation allowance	25,434	28,118
Core deposit intangibles, net	29,533	31,755
Goodwill	293,522	293,522
Bank owned life insurance	140,143	139,005
Other assets	82,500	84,637
Total assets	$7,388,559	$7,358,643

LIABILITIES
Noninterest-bearing demand deposits	$1,274,935	$1,199,378
Interest-bearing deposits	4,395,293	4,439,392
Total deposits	5,670,228	5,638,770

Securities sold under agreements to repurchase	39,434	44,393
Other short-term borrowings	335,000	343,000
Long-term borrowings	299,914	299,542
Other liabilities	57,067	55,769
Total liabilities	6,401,643	6,381,474

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000; issued and outstanding, 45,155,024 shares and 45,162,853 shares, respectively.	59,721	59,795
Surplus	641,882	643,443
Retained earnings	270,618	261,676
Accumulated other comprehensive income	14,695	12,255
Total stockholders' equity	986,916	977,169

Total liabilities and stockholders' equity	$7,388,559	$7,358,643

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

	Three Months Ended
	March 31,	March 31,
	2015	2014

Interest and dividend income:
Interest and fees on loans	$60,452	$61,269
Interest on deposits in other banks	17	12
Interest and dividends on securities:
Taxable	3,807	3,648
Nontaxable	3,324	3,279
Total interest and dividend income	67,600	68,208

Interest expense:
Interest on deposits	3,321	2,256
Interest on federal funds purchased	1	24
Interest on short-term borrowings	249	119
Interest on long-term borrowings	2,060	2,051
Total interest expense	5,631	4,450

Net interest income	61,969	63,758
Provision for loan losses	1,750	-
Net interest income after provision for loan losses	60,219	63,758

Noninterest income:
Service charges on deposit accounts	4,214	4,298
Other service charges and fees	3,584	3,344
Fiduciary and asset management fees	2,219	2,303
Gains on sales of mortgage loans, net of commissions	2,379	2,297
Gains on securities transactions, net	193	29
Bank owned life insurance income	1,135	1,089
Other operating income	1,330	428
Total noninterest income	15,054	13,788

Noninterest expenses:
Salaries and benefits	27,492	29,214
Occupancy expenses	5,133	5,180
Furniture and equipment expenses	2,813	2,868
Printing, postage, and supplies	1,370	1,223
Communications expense	1,179	1,098
Technology and data processing	3,255	3,074
Professional services	1,348	1,055
Marketing and advertising expense	1,687	1,065
FDIC assessment premiums and other insurance	1,398	1,393
Other taxes	1,551	1,385
Loan-related expenses	684	542
OREO and credit-related expenses	1,186	1,451
Amortization of intangible assets	2,222	2,616
Acquisition and conversion costs	-	13,168
Other expenses	2,522	1,953
Total noninterest expenses	53,840	67,285

Income before income taxes	21,433	10,261
Income tax expense	5,732	2,553
Net income	$15,701	$7,708
Earnings per common share:
Basic	$0.35	$0.16
Diluted	$0.35	$0.16
Dividends declared per common share	$0.15	$0.14
Weighted average number of common shares outstanding:
Basic	45,105,969	46,977,416
Diluted	45,187,516	47,080,661

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014

Net income	$15,701	$7,708
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(1,490)	575
Reclassification adjustment for losses included in net income (net of taxes of $146 and $25 for the three months ended March 31, 2015 and 2014, respectively)	272	47
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period (net of taxes of $2,037 and $3,399 for the three months ended March 31, 2015 and 2014, respectively)	3,783	6,313
Reclassification adjustment for (gains) losses included in net income (net of taxes of $68 and $10 for the three months ended March 31, 2015 and 2014, respectively)	(125)	(19)
Other comprehensive income (loss)	2,440	6,916
Comprehensive income	$18,141	$14,624

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands, except share amounts)

	Common Stock	Surplus	Retained Earnings (1)	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2013	$33,020	$170,770	$236,210	$(2,190)	$437,810
Net income - 2014			7,708		7,708
Other comprehensive loss (net of taxes of $3,414)				6,916	6,916
Issuance of common stock in regard to acquisition (22,147,874 shares)	29,457	520,066			549,523
Dividends on common stock ($0.14 per share)			(6,332)		(6,332)
Stock purchased under stock repurchase plan (510,515 shares)	(679)	(12,286)			(12,965)
Issuance of common stock under Dividend Reinvestment Plan (10,843 shares)	14	244	(258)		-
Issuance of common stock under Equity Compensation Plans (24,465 shares)	33	425			458
Vesting of restricted stock under Equity Compensation Plans (13,310 shares)	18	(18)			-
Net settle for taxes on Restricted Stock Awards (61,732 shares)	(83)	(1,432)			(1,515)
Stock-based compensation expense		374			374
Balance - March 31, 2014	$61,780	$678,143	$237,328	$4,726	$981,977

Balance - December 31, 2014	$59,795	$643,443	$261,676	$12,255	$977,169
Net income - 2015			15,701		15,701
Other comprehensive income (net of taxes of $2,115)				2,440	2,440
Dividends on common stock ($0.15 per share)			(6,431)		(6,431)
Stock purchased under stock repurchase plan (102,843 shares)	(137)	(2,250)			(2,387)
Issuance of common stock under Dividend Reinvestment Plan (15,781 shares)	21	307	(328)		-
Issuance of common stock under Equity Compensation Plans (7,686 shares)	10	137			147
Issuance of common stock for services rendered (4,576 shares)	6	94			100
Vesting of restricted stock under Equity Compensation Plans (29,140 shares)	39	(39)			-
Net settle for taxes on Restricted Stock Awards (9,869 shares)	(13)	(200)			(213)
Stock-based compensation expense		390			390
Balance - March 31, 2015	$59,721	$641,882	$270,618	$14,695	$986,916

(1) Retained earnings as of December 31, 2013 and 2014 includes the cumulative impact of $429,000 and $856,000, respectively, resulting from the adoption of ASU 2014-01 “Accounting For Investments in Qualified Affordable Housing Projects.” See Note 1 “Accounting Policies” for additional information.

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands)

	2015	2014
Operating activities:
Net income	$15,701	$7,708
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of bank premises and equipment	2,705	2,670
Writedown of OREO	590	256
Amortization, net	3,625	3,465
Amortization related to acquisition, net	371	167
Provision for loan losses	1,750	-
Gains on securities transactions, net	(193)	(29)
(Increase) decrease in loans held for sale, net	(3,529)	15,809
Gains on sales of other real estate owned, net	(38)	(23)
Losses on sales of bank premises, net	57	233
Stock-based compensation expenses	390	374
Issuance of common stock for services	100	-
Net (increase) decrease in other assets	(1,031)	23,978
Net increase (decrease) in other liabilities	80	(3,542)
Net cash and cash equivalents provided by operating activities	20,578	51,066
Investing activities:
Purchases of securities available for sale	(29,863)	(241,144)
Proceeds from sales of securities available for sale	12,499	259,077
Proceeds from maturities, calls and paydowns of securities available for sale	34,133	31,851
Net (increase) decrease in loans	(44,401)	3,292
Net increase in bank premises and equipment	(2,346)	(2,221)
Proceeds from sales of other real estate owned	2,714	3,800
Improvements to other real estate owned	(56)	-
Cash paid for equity-method investments	(355)	-
Cash acquired in bank acquisitions	-	49,989
Net cash and cash equivalents (used in) provided by investing activities	(27,675)	104,644
Financing activities:
Net increase (decrease) in noninterest-bearing deposits	75,557	(85,051)
Net (decrease) increase in interest-bearing deposits	(43,024)	57,387
Net decrease in short-term borrowings	(12,959)	(38,901)
Net increase in long-term borrowings	509	436
Cash dividends paid - common stock	(6,431)	(6,332)
Repurchase of common stock	(2,387)	(12,965)
Issuance of common stock	147	458
Taxes paid related to net share settlement of equity awards	(213)	(1,515)
Net cash and cash equivalents provided by (used in) financing activities	11,199	(86,483)
Increase in cash and cash equivalents	4,102	69,227
Cash and cash equivalents at beginning of the period	133,260	73,023
Cash and cash equivalents at end of the period	$137,362	$142,250

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$6,925	$6,212
Income taxes	3,000	5,800

Supplemental schedule of noncash investing and financing activities
Unrealized gain on securities available for sale	$5,627	$9,683
Changes in fair value of interest rate swap loss	(1,218)	622
Transfers between loans and other real estate owned	124	1,085
Transfers from bank premises to other real estate owned	402	-
Issuance of common stock in exchange for net assets in acquisition	-	549,523

Transactions related to bank acquisition
Assets acquired	-	2,957,521
Liabilities assumed	-	2,642,120

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

Adoption of New Accounting Standards

The Company adopted ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” as of January 1, 2015. As permitted by the guidance, the Company adopted the proportional amortization method of accounting for qualified affordable housing projects. The proportional amortization method amortizes the cost of the investment over the period in which the Company will receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income taxes attributable to continuing operations. Historically, these investments were accounted for under the equity method of accounting and the passive losses related to the investments were recognized within noninterest expense. The Company adopted this guidance in the first quarter of 2015 with retrospective application as required by the ASU. Prior period results and related metrics have been recasted to conform to this presentation. The recast of prior period information did not have a material impact on the Company’s financial condition or results of operations.

For the three months ended March 31, 2015, the Company recognized amortization of $175,000 and tax credits of $257,000 associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. The carrying value of the Company’s investments in these qualified affordable housing projects was $9.8 million and $10.4 million as of March 31, 2015 and December 31, 2014, respectively. The Company recorded a liability of $5.1 million for the related unfunded commitments as of March 31, 2015, which are expected to be paid from 2015 to 2018.

Recent Accounting Pronouncements

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

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” The amendments in this ASU amend the consolidation requirements in ASC 810, Consolidation, and significantly change the consolidation analysis required under U.S. GAAP. Under this guidance, limited partnerships will be considered variable interest entities (“VIEs”) unless the limited partners have either substantive kick-out or participating rights; this amendment will result in more partnerships being considered VIEs, but it will be less likely that a general partner will consolidate a limited partnership. The amendments also change the effect that fees paid to a decision maker or service provider have on the consolidation analysis; it is less likely that the fees themselves will be considered a variable interest, that an entity will be a VIE, or that consolidation will result. The changes modify how a reporting entity considers how its variable interests affect its consolidation process; the related party tiebreaker test and mandatory consolidation by one of the related parties will have to be performed less frequently than under current U.S. GAAP. For entities other than limited partnerships, the amendments clarify how to determine whether the equity holders have power over the entity and could affect whether the entity is a VIE. The amendments are expected to result in the deconsolidation of many entities. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company is currently assessing the impact that ASU 2015-02 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The ASU does not change the existing recognition and measurement guidance for debt issuance costs but requires that debt issuance costs related to a debt liability recorded on the balance sheet be present in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments should be disclosed consistent with the disclosure requirement of a change in accounting principle and applied on a retrospective basis. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

2.	ACQUISITIONS

The Company’s merger and acquisition strategy focuses on high-growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance, and good asset quality, among other factors. On January 1, 2014, the Company completed the acquisition of StellarOne, a bank holding company based in Charlottesville, Virginia, in an all-stock transaction. StellarOne’s common shareholders received 0.9739 shares of the Company’s common stock in exchange for each share of StellarOne’s common stock, resulting in the Company issuing 22,147,874 shares of common stock at a fair value of $549.5 million. The fair value of assets acquired equaled $2.96 billion and liabilities assumed equaled $2.64 billion. As a result of the transaction, StellarOne’s former bank subsidiary, StellarOne Bank, became a wholly owned bank subsidiary of the Company. On May 9, 2014, StellarOne Bank was merged with and into the Bank. Information regarding this acquisition is included in the Company’s 2014 Annual Report on Form 10-K. The Company did not complete any acquisitions of businesses in the first quarter of 2015.

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments had the following impact on the Consolidated Statements of Income during the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Loans	$639	$(546)
Core deposit intangible	(2,222)	(2,616)
Borrowings	137	75
Time deposits	1,075	2,920
Net impact to income before taxes	$(371)	$(167)

3.	SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of March 31, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2015
U.S. government and agency securities	$8,236	$359	$-	$8,595
Obligations of states and political subdivisions	431,355	21,594	(511)	452,438
Corporate bonds	78,400	169	(428)	78,141
Mortgage-backed securities	529,188	11,729	(454)	540,463
Other securities	9,980	47	-	10,027
Total securities	$1,057,159	$33,898	$(1,393)	$1,089,664

December 31, 2014
U.S. government and agency securities	$8,313	$166	$(25)	$8,454
Obligations of states and political subdivisions	427,483	18,885	(721)	445,647
Corporate bonds	78,744	244	(308)	78,680
Mortgage-backed securities	550,716	9,411	(798)	559,329
Other securities	9,979	31	(6)	10,004
Total securities	$1,075,235	$28,737	$(1,858)	$1,102,114

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At March 31, 2015, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. At December 31, 2014, the FHLB required the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of its outstanding capital at both March 31, 2015 and December 31, 2014. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $23.8 million for both March 31, 2015 and December 31, 2014 and FHLB stock in the amount of $29.3 million and $31.0 million as of March 31, 2015 and December 31, 2014, respectively.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2015
Obligations of states and political subdivisions	$18,293	$(265)	$12,469	$(246)	$30,762	$(511)
Mortgage-backed securities	41,164	(130)	37,794	(324)	78,958	(454)
Corporate bonds and other securities	18,617	(178)	18,758	(250)	37,375	(428)
Totals	$78,074	$(573)	$69,021	$(820)	$147,095	$(1,393)

December 31, 2014
U.S. government and agency securities	$7,055	$(25)	$-	$-	$7,055	$(25)
Obligations of states and political subdivisions	13,602	(93)	42,514	(628)	56,116	(721)
Mortgage-backed securities	60,151	(362)	49,581	(436)	109,732	(798)
Corporate bonds and other securities	43,923	(244)	4,309	(70)	48,232	(314)
Totals	$124,731	$(724)	$96,404	$(1,134)	$221,135	$(1,858)

As of March 31, 2015, there were $69.0 million, or 30 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $820,000 and consisted of municipal obligations, mortgage-backed securities, and corporate bonds. As of December 31, 2014, there were $96.4 million, or 60 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.1 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. The Company has determined that these securities are temporarily impaired as of March 31, 2015 and December 31, 2014 for the reasons set out below:

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

Mortgage-backed securities. This category’s unrealized losses are primarily the result of interest rate fluctuations. Since the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired. Also, the majority of the Company’s mortgage-backed securities are agency securities, which have a government guarantee.

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

Corporate debt securities. The Company’s unrealized losses in corporate debt securities are related to both interest rate fluctuations and ratings downgrades for a limited number of securities. The majority of the securities remain investment grade and the Company’s analysis did not indicate the existence of a credit loss. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the quarter ended March 31, 2015, and in accordance with the guidance, no OTTI was recognized.

The following table presents the amortized cost and estimated fair value of securities as of March 31, 2015 and December 31, 2014, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$20,599	$20,763	$19,345	$19,434
Due after one year through five years	49,747	51,522	41,545	43,070
Due after five years through ten years	295,577	304,936	306,900	314,044
Due after ten years	691,236	712,443	707,445	725,566
Total securities available for sale	$1,057,159	$1,089,664	$1,075,235	$1,102,114

Securities with a market value of $402.3 million and $397.0 million as of March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31,	December 31,
	2015	2014
Commercial:
Commercial Construction	$358,436	$341,280
Commercial Real Estate - Owner Occupied	898,222	875,443
Commercial Real Estate - Non-Owner Occupied	1,518,590	1,509,159
Raw Land and Lots	197,759	211,225
Single Family Investment Real Estate	416,984	412,494
Commercial and Industrial	426,490	393,776
Other Commercial	80,416	81,106
Consumer:
Mortgage	466,804	478,151
Consumer Construction	65,898	74,168
Indirect Auto	203,369	199,411
Indirect Marine	43,643	43,190
HELOCs	491,116	500,579
Credit Card	24,691	24,225
Other Consumer	195,337	201,789
Total	$5,387,755	$5,345,996

The following table shows the aging of the Company’s loan portfolio, by class, at March 31, 2015 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$374	$-	$-	$3,090	$1,953	$353,019	$358,436
Commercial Real Estate - Owner Occupied	1,606	174	1,357	31,004	4,954	859,127	898,222
Commercial Real Estate - Non-Owner Occupied	1,344	656	328	19,575	2,655	1,494,032	1,518,590
Raw Land and Lots	235	58	109	6,055	1,059	190,243	197,759
Single Family Investment Real Estate	1,206	158	251	16,299	1,302	397,768	416,984
Commercial and Industrial	1,453	271	468	3,338	2,540	418,420	426,490
Other Commercial	281	71	65	1,794	69	78,136	80,416
Consumer:
Mortgage	13,710	1,862	3,313	6,381	2,397	439,141	466,804
Consumer Construction	717	700	469	504	-	63,508	65,898
Indirect Auto	1,345	181	272	-	-	201,571	203,369
Indirect Marine	52	-	-	-	48	43,543	43,643
HELOCs	3,014	1,119	685	1,889	205	484,204	491,116
Credit Card	114	64	265	-	-	24,248	24,691
Other Consumer	2,138	1,907	350	1,417	203	189,322	195,337
Total	$27,589	$7,221	$7,932	$91,346	$17,385	$5,236,282	$5,387,755

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2014 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$815	$-	$-	$3,782	$968	$335,715	$341,280
Commercial Real Estate - Owner Occupied	621	1,542	1,683	31,167	1,060	839,370	875,443
Commercial Real Estate - Non-Owner Occupied	3,984	237	91	28,869	5,902	1,470,076	1,509,159
Raw Land and Lots	145	44	194	7,427	2,359	201,056	211,225
Single Family Investment Real Estate	2,825	338	734	16,879	2,070	389,648	412,494
Commercial and Industrial	1,250	529	549	3,855	3,286	384,307	393,776
Other Commercial	42	2	-	2,256	74	78,732	81,106
Consumer:
Mortgage	12,851	4,300	4,095	7,394	2,485	447,026	478,151
Consumer Construction	120	-	844	516	-	72,688	74,168
Indirect Auto	1,593	263	317	-	-	197,238	199,411
Indirect Marine	150	-	-	-	201	42,839	43,190
HELOCs	3,082	955	820	2,000	258	493,464	500,579
Credit Card	232	108	219	-	-	23,666	24,225
Other Consumer	1,587	412	501	1,643	592	197,054	201,789
Total	$29,297	$8,730	$10,047	$105,788	$19,255	$5,172,879	$5,345,996

Nonaccrual loans totaled $17.4 million and $19.3 million at March 31, 2015 and December 31, 2014, respectively. All nonaccrual loans were included in the impaired loan disclosures in 2015 and 2014. Loans past due 90 days or more and accruing interest totaled $7.9 million and $10.0 million at March 31, 2015 and December 31, 2014, respectively.

The following table shows the PCI commercial and consumer loan portfolios, by class and their delinquency status, at March 31, 2015 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Construction	$-	$599	$2,491	$3,090
Commercial Real Estate - Owner Occupied	1,357	1,966	27,681	31,004
Commercial Real Estate - Non-Owner Occupied	747	321	18,507	19,575
Raw Land and Lots	155	259	5,641	6,055
Single Family Investment Real Estate	1,721	697	13,881	16,299
Commercial and Industrial	214	174	2,950	3,338
Other Commercial	66	803	925	1,794
Consumer:
Mortgage	1,123	2,574	2,684	6,381
Consumer Construction	-	504	-	504
HELOCs	146	527	1,216	1,889
Other Consumer	87	37	1,293	1,417
Total	$5,616	$8,461	$77,269	$91,346

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

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans related to the StellarOne acquisition, by class at March 31, 2015 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$6,242	$6,517	$-	$6,320	$52
Commercial Real Estate - Owner Occupied	17,435	17,590	-	16,580	199
Commercial Real Estate - Non-Owner Occupied	13,488	15,638	-	16,086	124
Raw Land and Lots	41,245	41,513	-	41,561	490
Single Family Investment Real Estate	3,874	4,574	-	4,271	36
Commercial and Industrial	2,889	3,427	-	3,204	26
Other Commercial	949	955	-	957	14
Consumer:
Mortgage	3,234	3,342	-	3,312	15
Indirect Auto	-	6	-	3	-
HELOCs	465	598	-	543	1
Other Consumer	86	206	-	153	-
Total impaired loans without a specific allowance	$89,907	$94,366	$-	$92,990	$957

Loans with a specific allowance
Commercial:
Commercial Construction	$40	$40	$4	$37	$-
Commercial Real Estate - Owner Occupied	7,142	7,257	526	7,177	67
Commercial Real Estate - Non-Owner Occupied	6,284	6,284	146	7,408	96
Raw Land and Lots	628	628	11	700	8
Single Family Investment Real Estate	3,537	3,562	281	3,552	38
Commercial and Industrial	4,340	7,610	459	4,443	37
Other Commercial	336	356	31	348	5
Consumer:
Mortgage	1,390	1,428	105	1,398	3
Consumer Construction	378	378	35	378	5
Indirect Marine	48	149	4	59	-
HELOCs	436	436	4	436	4
Other Consumer	290	409	98	390	1
Total impaired loans with a specific allowance	$24,849	$28,537	$1,704	$26,326	$264
Total impaired loans	$114,756	$122,903	$1,704	$119,316	$1,221

The following table shows the Company’s impaired loans, by class, at December 31, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$5,281	$5,367	$-	$5,755	$165
Commercial Real Estate - Owner Occupied	15,722	16,430	-	16,774	737
Commercial Real Estate - Non-Owner Occupied	22,917	22,917	-	23,209	1,116
Raw Land and Lots	44,790	47,662	-	47,988	2,124
Single Family Investment Real Estate	4,197	4,881	-	6,534	170
Commercial and Industrial	4,453	7,933	-	5,070	121
Other Commercial	1,536	1,538	-	1,624	90
Consumer:
Mortgage	1,571	1,582	-	1,583	58
Indirect Auto	-	6	-	4	-
Indirect Marine	201	505	-	281	-
HELOCs	559	699	-	573	8
Other Consumer	89	208	-	107	-
Total impaired loans without a specific allowance	$101,316	$109,728	$-	$109,502	$4,589

Loans with a specific allowance
Commercial:
Commercial Construction	$570	$570	$51	$506	$13
Commercial Real Estate - Owner Occupied	5,951	5,999	355	5,946	280
Commercial Real Estate - Non-Owner Occupied	10,575	10,572	2,017	10,823	474
Raw Land and Lots	1,343	1,373	98	1,472	59
Single Family Investment Real Estate	4,125	4,144	562	4,293	159
Commercial and Industrial	2,938	3,009	582	3,125	138
Other Commercial	359	378	32	442	29
Consumer:
Mortgage	3,323	3,375	481	3,381	60
Consumer Construction	375	375	34	373	19
Indirect Marine	192	192	5	199	15
HELOCs	434	434	4	436	17
Other Consumer	679	706	310	686	19
Total impaired loans with a specific allowance	$30,864	$31,127	$4,531	$31,682	$1,282
Total impaired loans	$132,180	$140,855	$4,531	$141,184	$5,871

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. TDRs totaled $24.1 million and $26.8 million as of March 31, 2015 and December 31, 2014, respectively. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the quarter ended March 31, 2015, the recorded investment in restructured loans prior to modifications was not materially impacted by the modification.

The following table provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed on nonaccrual status, which are considered to be nonperforming, as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015			December 31, 2014
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	1	$296	$-	1	$707	$-
Commercial Real Estate - Owner Occupied	3	674	-	3	682	-
Commercial Real Estate - Non-Owner Occupied	3	3,352	-	3	3,362	-
Raw Land and Lots	6	14,377	-	9	14,777	-
Single Family Investment Real Estate	5	934	-	6	1,046	-
Commercial and Industrial	10	683	-	9	722	-
Other Commercial	1	172	-	1	191	-
Consumer:
Mortgage	6	753	-	7	1,244	-
Other Consumer	3	95	-	3	98	-
Total performing	38	$21,336	$-	42	$22,829	$-

Nonperforming
Commercial:
Commercial Construction	1	$253	$-	1	$253	$-
Commercial Real Estate - Owner Occupied	2	149	-	2	153	-
Commercial Real Estate - Non-Owner Occupied	1	539	-	1	539	-
Raw Land and Lots	1	116	-	2	1,053	-
Single Family Investment Real Estate	1	211	-	1	433	-
Commercial and Industrial	5	603	-	5	616	-
Other Commercial	1	69	-	1	74	-
Consumer:
Mortgage	2	763	-	2	770	-
Other Consumer	1	37	-	1	57	-
Total nonperforming	15	$2,740	$-	16	$3,948	$-

Total performing and nonperforming	53	$24,076	$-	58	$26,777	$-

The Company considers a default of a restructured loan to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three months ended March 31, 2015 and 2014, the Company did not identify any restructured loans that went into default that had been restructured in the twelve-month period prior to default.

The following table shows, by class and modification type, TDRs that occurred during the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three months ended		Three months ended
	March 31, 2015		March 31, 2014
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Term modification, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	-	$-	1	$2,732
Single Family Investment Real Estate	-	-	1	113
Commercial and Industrial	1	19	-	-
Other Commercial	-	-	2	296
Total loan term extended at a market rate	1	$19	4	$3,141

Total	1	$19	4	$3,141

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by portfolio segment for the three months ended and as of March 31, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of the year	$22,352	$10,032	$32,384
Recoveries credited to allowance	292	380	672
Loans charged off	(2,962)	(867)	(3,829)
Provision charged to operations	2,106	(356)	1,750
Balance, end of period	$21,788	$9,189	$30,977

Ending Balance, ALL:
Loans individually evaluated for impairment	$1,458	$246	$1,704
Loans collectively evaluated for impairment	20,330	8,943	29,273
Loans acquired with deteriorated credit quality	-	-	-
Total	$21,788	$9,189	$30,977

Ending Balance, Loans:
Loans individually evaluated for impairment	$107,956	$6,149	$114,105
Loans collectively evaluated for impairment	3,707,786	1,474,518	5,182,304
Loans acquired with deteriorated credit quality	81,155	10,191	91,346
Total	$3,896,897	$1,490,858	$5,387,755

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by portfolio segment for the three months ended and as of March 31, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of the year	$19,908	$10,227	$30,135
Recoveries credited to allowance	1,408	251	1,659
Loans charged off	(307)	(580)	(887)
Provision charged to operations	(843)	843	-
Balance, end of period	$20,166	$10,741	$30,907

Ending Balance, ALL:
Loans individually evaluated for impairment	$1,266	$468	$1,734
Loans collectively evaluated for impairment	18,900	10,273	29,173
Loans acquired with deteriorated credit quality	-	-	-
Total	$20,166	$10,741	$30,907

Ending Balance, Loans:
Loans individually evaluated for impairment	$109,756	$6,972	$116,728
Loans collectively evaluated for impairment	3,533,488	1,485,551	5,019,039
Loans acquired with deteriorated credit quality	120,291	18,140	138,431
Total	$3,763,535	$1,510,663	$5,274,198

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

The following table shows the recorded investment in all loans, excluding PCI loans, in the commercial portfolios by class with their related risk rating current as of March 31, 2015 (dollars in thousands):

	1-3	4	5	6	7	8	Total
Commercial Construction	$32,325	$295,831	$12,537	$10,730	$3,923	$-	$355,346
Commercial Real Estate - Owner Occupied	185,029	644,950	12,608	6,289	18,342	-	867,218
Commercial Real Estate - Non-Owner Occupied	368,352	1,059,097	21,457	31,916	18,193	-	1,499,015
Raw Land and Lots	9,550	126,001	11,870	4,577	39,706	-	191,704
Single Family Investment Real Estate	62,254	316,576	8,693	6,311	6,851	-	400,685
Commercial and Industrial	165,924	236,174	10,375	4,133	6,535	11	423,152
Other Commercial	31,446	40,764	3,379	1,748	1,285	-	78,622
Total	$854,880	$2,719,393	$80,919	$65,704	$94,835	$11	$3,815,742

The following table shows the recorded investment in all loans, excluding PCI loans, in the commercial portfolios by class with their related risk rating current as of December 31, 2014 (dollars in thousands):

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

The following table shows the recorded investment in only PCI loans in the commercial portfolios by class with their related risk rating and credit quality indicator information current as of March 31, 2015 (dollars in thousands):

	4	5	6	7	8	Total
Commercial Construction	$-	$-	$2,491	$146	$453	$3,090
Commercial Real Estate - Owner Occupied	2,758	3,647	9,042	15,557	-	31,004
Commercial Real Estate - Non-Owner Occupied	3,855	3,597	9,171	2,952	-	19,575
Raw Land and Lots	1,580	585	2,595	1,295	-	6,055
Single Family Investment Real Estate	3,783	2,083	4,661	5,772	-	16,299
Commercial and Industrial	492	13	436	2,371	26	3,338
Other Commercial	69	-	530	1,195	-	1,794
Total	$12,537	$9,925	$28,926	$29,288	$479	$81,155

The following table shows the recorded investment in only PCI loans in the commercial portfolios by class with their related risk rating and credit quality indicator information current as of December 31, 2014 (dollars in thousands):

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30 for the periods presented (dollars in thousands):

	For the Three Months ended March 31,
	2015	2014
Balance at beginning of period	$28,956	$2,980
Additions	-	34,653
Accretion	(1,501)	(1,846)
Reclass of nonaccretable difference due to improvement in expected cash flows	2,695	-
Other non-credit changes, net (1)	(5,619)	(1,365)
Balance at end of period	$24,531	$34,422

(1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, totaled $91.3 million at March 31, 2015 and $105.8 million at December 31, 2014. The outstanding balance of the Company’s PCI loan portfolio totaled $111.6 million at March 31, 2015 and $126.3 million at December 31, 2014. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, totaled $1.7 billion at March 31, 2015 and $1.8 billion at December 31, 2014; the remaining discount on these loans totaled $23.8 million and $24.3 million, respectively.

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

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2015
Amortizable core deposit intangibles	$76,185	$46,652	$29,533

December 31, 2014
Amortizable core deposit intangibles	$76,185	$44,430	$31,755

March 31, 2014
Amortizable core deposit intangibles	$76,185	$37,250	$38,935

Amortization expense of core deposit intangibles for the three months ended March 31, 2015 and 2014, and for the year ended December 31, 2014 totaled $2.2 million, $2.6 million, and $9.8 million, respectively. As of March 31, 2015, the estimated remaining amortization expense of core deposit intangibles is as follows (dollars in thousands):

For the remaining nine months of 2015	$6,221
For the year ending December 31, 2016	6,932
For the year ending December 31, 2017	5,590
For the year ending December 31, 2018	4,144
For the year ending December 31, 2019	3,093
For the year ending December 31, 2020	2,028
Thereafter	1,525
Total estimated amortization expense	$29,533

6.	BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. The market value of securities pledged as collateral for customer repurchase agreements totaled $53.7 million and $51.8 million as of March 31, 2015 and December 31, 2014, respectively. Total short-term borrowings consist of the following as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31,	December 31,
	2015	2014
Securities sold under agreements to repurchase	$39,434	$44,393
Other short-term borrowings	335,000	343,000
Total short-term borrowings	$374,434	$387,393

Maximum month-end outstanding balance	$374,434	$387,393
Average outstanding balance during the period	379,604	237,896
Average interest rate during the period	0.27%	0.24%
Average interest rate at end of period	0.26%	0.31%

Other short-term borrowings:
Federal funds purchased	$-	$-
FHLB	325,000	335,000
Other lines of credit	10,000	8,000

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $175.0 million and $150.0 million at March 31, 2015 and December 31, 2014, respectively. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $1.5 billion and $1.4 billion at March 31, 2015 and December 31, 2014, respectively.

Long-term Borrowings

In connection with two bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. In connection with the acquisition of StellarOne, the Company acquired trust preferred capital notes totaling $32.0 million with a remaining fair value discount of $7.2 million at March 31, 2015. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Principal	Investment(1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	3.02%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	1.67%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	3.00%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	3.37%	6/26/2033
Total	$90,500,000	$2,801,000

(1) reported as “Other Assets” within the Consolidated Balance Sheets

As part of a prior acquisition, the Company assumed subordinated debt with terms of LIBOR plus 1.45% and a maturity date of April 2016. At March 31, 2015, the carrying value of the subordinated debt was $17.5 million, with a remaining fair value discount of $530,000.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s Consolidated Balance Sheets. In accordance with ASC 470-50, Modifications and Extinguishments, the Company will amortize this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings in the Company’s Consolidated Statements of Income. Amortization expense for the three months ended March 31, 2015 and 2014 was $447,000 and $436,000, respectively.

In connection with the StellarOne acquisition, the Company assumed $70.0 million in long-term borrowings with the FHLB that had a remaining fair value premium of $1.9 million at March 31, 2015.

As of March 31, 2015, the Company had advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	0.71%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	0.72%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	0.72%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	0.72%	11/23/2022	10,000
Fixed Rate	-	3.62%	11/28/2017	10,000
Fixed Rate	-	3.44%	7/28/2015	10,000
Fixed Rate	-	3.75%	7/30/2018	5,000
Fixed Rate	-	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	-	2.11%	10/5/2016	25,000
Fixed Rate Hybrid	-	0.91%	7/25/2016	15,000
				$210,000

As of December 31, 2014, the Company had advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	0.70%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	0.71%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	0.71%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	0.71%	11/23/2022	10,000
Fixed Rate	-	3.62%	11/28/2017	10,000
Fixed Rate	-	3.44%	7/28/2015	10,000
Fixed Rate	-	3.75%	7/30/2018	5,000
Fixed Rate	-	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	-	2.11%	10/5/2016	25,000
Fixed Rate Hybrid	-	0.91%	7/25/2016	15,000
				$210,000

The carrying value of the loans and securities pledged as collateral for FHLB advances totaled $1.7 billion and $1.6 billion as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Debt	FHLB Advances	Fair Value Premium (Discount)	Prepayment Penalty	Total Long-term Borrowings
Remaining nine months in 2015	$-	$-	$10,000	$100	$(1,384)	$8,716
2016	-	17,500	40,000	271	(1,882)	55,889
2017	-	-	10,000	170	(1,922)	8,248
2018	-	-	10,000	(143)	(1,970)	7,887
2019	-	-	-	(286)	(2,018)	(2,304)
2020	-	-	-	(301)	(2,074)	(2,375)
Thereafter	93,301	-	140,000	(5,622)	(3,826)	223,853
Total Long-term borrowings	$93,301	$17,500	$210,000	$(5,811)	$(15,076)	$299,914

7.	COMMITMENTS AND CONTINGENCIES

Litigation Matters

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on balance sheet. The Company considers historical loss rates, current economic conditions, risk ratings, and past due status amongst other factors in the consideration of whether credit losses are inherent in the Company’s off-balance sheet commitments to extend credit. The Company does not expect that credit losses arising from off-balance sheet commitments to have a material adverse impact on the Company’s consolidated financial statements.

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

UMG, a wholly owned subsidiary of the Bank, uses rate lock commitments and best efforts contracts during the origination process and for loans held for sale. These best efforts contracts are designed to mitigate UMG’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale. The Company held approximately $2.7 million and $2.6 million in loans available for sale in which the related rate lock commitment had expired as of March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, the reserves associated with these loans held for sale were $102,000 and $104,000, respectively, and are reflected on the balance sheet of the mortgage segment.

The following table presents the balances of commitments and contingencies (dollars in thousands):

	March 31,	December 31,
	2015	2014
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$1,674,177	$1,601,287
Standby letters of credit	113,362	117,988
Mortgage loan rate lock commitments	80,159	49,552
Total commitments with off-balance sheet risk	$1,867,698	$1,768,827

Commitments with balance sheet risk:
Loans held for sale	$46,048	$42,519
Total other commitments	$1,913,746	$1,811,346

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended March 31, 2015 and December 31, 2014, the aggregate amount of daily average required reserves was approximately $47.1 million and $48.7 million, respectively.

The Company has approximately $18.4 million in deposits in other financial institutions, of which $5.7 million and $3.5 million serve as collateral for the trust swaps and loan swaps, respectively, as discussed in Note 8 “Derivatives”. The Company had approximately $8.3 million in deposits in other financial institutions that were uninsured at March 31, 2015. On an annual basis, the Company’s management evaluates the loss risk of its uninsured deposits in financial counter-parties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 8 “Derivatives” for additional information.

In the ordinary course of business, the Company records an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates; as of March 31, 2015 and December 31, 2014, the Company’s indemnification reserve for such mortgage loans was $687,000 and $662,000, respectively.

8.	DERIVATIVES

The Company is exposed to economic risks arising from its business operations and uses derivatives primarily to manage risk associated with changing interest rates, and to assist customers with their risk management objectives. The Company designates its derivatives either as hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge) or as a free standing derivative such as interest rate lock commitments that do not qualify for hedge accounting. The Company uses interest rate derivatives to manage its exposure to interest rate movements and add stability to interest income and expense. The Company also enters into back-to-back loan swaps to assist customers in managing changing interest rates.

Cash Flow Hedges

As part of its cash flow hedging strategy, the Company uses interest rate swap agreements to limit the variability of expected future cash flows (primarily associated with the Company’s variable rate borrowings) by exchanging a notional amount, equal to the principal amount of the borrowings, for fixed-rate interest based on benchmarked interest rates. As of March 31, 2015, the Company had 11 interest rate swaps designated as cash flow hedges with an aggregate notional amount of $263.0 million.

The Company has entered into three interest rate swap agreements (the “trust swaps”) to mitigate the variable interest rate risk related to the trust preferred capital notes further described in Note 6 “Borrowings.” The Company receives interest of LIBOR from a counterparty and pays a weighted average fixed rate of 2.77% to the same counterparty calculated on a notional amount of $68.0 million. The original terms of the trust swaps range from three to six years.

The Company has entered into four interest rate swap agreements (the “prime loan swaps”) to mitigate the variable interest rate risks of certain prime commercial loans. The Company receives a fixed interest rate ranging from 4.71% to 5.20% from the counterparty and pays interest based on the Wall Street Journal prime index, with a spread of up to 0.49%, to the same counterparty calculated on a notional amount of $55.0 million. One of the four prime loan swaps contains a floor rate of 4.00%. The original terms of the four prime loan swaps is six years with a fixed rate that started September 17, 2013.

The Company has entered into four interest rate swap agreements (“FHLB advance swaps”) to mitigate variable interest rate risk on certain designated variable rate FHLB borrowings. The Company receives an interest rate based on the three month LIBOR from the counterparty and pays an interest rate ranging from 3.16% to 3.46% to the same counterparty calculated on a notional amount of $140.0 million. The FHLB advance swaps are deferred starting swaps with terms of six years and five years and effective dates of February 23, 2017 and February 23, 2018, respectively.

All swaps were entered into with counterparties that met the Company’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. As of March 31, 2015, the Company had $5.7 million of cash pledged as collateral for the trust swaps and securities with a market value of $4.7 million pledged as collateral for the prime loan swaps and FHLB advance swaps.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815, Derivatives and Hedging, the Company has designated the trust swaps, prime loan swaps, and FHLB advance swaps as cash flow hedges, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in interest income and interest expense in the Company’s Consolidated Statements of Income. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging instrument. Based on the Company’s assessment, its cash flow hedges are highly effective. At March 31, 2015, the fair value of the Company’s cash flow hedges was a net unrealized loss of $9.7 million, the amount the Company would have expected to pay if the contracts were terminated.

Shown below is a summary of the derivatives designated as cash flow hedges at March 31, 2015 and December 31, 2014 (dollars in thousands):

		Notional			Receive		Pay		Life
	Positions	Amount	Asset	Liability	Rate		Rate		(Years)
As of March 31, 2015
Pay fixed - receive floating interest rate swaps	7	$208,000	$-	$10,854	0.27	%(1)	2.77	%(1)	1.88	(1)

Receive fixed - pay floating interest rate swaps	4	$55,000	$1,185	$-	4.93%		3.55%		4.47

(1) Due to their deferred nature, the rates and the life exclude the four FHLB advance swaps.

		Notional			Receive		Pay		Life
	Positions	Amount	Asset	Liability	Rate		Rate		(Years)
As of December 31, 2014
Pay fixed - receive floating interest rate swaps	7	$208,000	$-	$8,433	0.26	%(1)	2.77	%(1)	2.12	(1)

Receive fixed - pay floating interest rate swaps	4	$55,000	$580	$-	4.93%		3.55%		4.72

(1) Due to their deferred nature, the rates and the life exclude the four FHLB advance swaps.

Fair Value Hedge

During the normal course of business, the Company enters into interest rate swaps to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company applies hedge accounting in accordance with ASC 815, and the fair value hedge and the underlying hedged item, attributable to the risk being hedged, are recorded at fair value with unrealized gains and losses being recorded in the Company’s Consolidated Statements of Income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in interest income and interest expense in the Company’s Consolidated Statements of Income. The Company uses statistical regression analysis to assess hedge effectiveness, both at inception of the hedging relationship and on an ongoing basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in fair value of the asset being hedged due to changes in the hedged risk.

On December 30, 2014, the Company entered into a swap, constituting a fair value hedge, whereby the Company pays a fixed interest rate of 3.42% to the counterparty and receives interest of one month LIBOR plus 1.93% from the same counterparty calculated on a notional amount of $38.3 million with a term of 15 years. At March 31, 2015, the fair value of the Company’s fair value hedge was an unrealized loss of $1.3 million, the amount the Company would have expected to pay if the contract was terminated; the liability is reported in “Other Liabilities” in the Company’s Consolidated Balance Sheets. At March 31, 2015, the notional amount of the hedged item was $38.3 million with a fair value of $1.2 million. The fair value hedge had no material impact on the Company’s Consolidated Statements of Income.

Loan Swaps

During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values as reported in “Other Assets” and “Other Liabilities” in the Company’s Consolidated Balance Sheets. As of March 31, 2015, the Company had cash and securities with a market value of $6.7 million pledged as collateral for the loan swaps.

Shown below is a summary regarding loan swap derivative activities at March 31, 2015 and December 31, 2014 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of March 31, 2015
Receive fixed - pay floating interest rate swaps	33	$134,496	$4,684	$-	4.28%	2.47%	7.14
Pay fixed - receive floating interest rate swaps	33	$134,496	$-	$4,684	2.47%	4.28%	7.14

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2014
Receive fixed - pay floating interest rate swaps	30	$122,793	$2,681	$-	4.29%	2.50%	7.14
Pay fixed - receive floating interest rate swaps	30	$122,793	$-	$2,681	2.50%	4.29%	7.14

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

The market values of rate lock commitments and best efforts forward delivery commitments is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  The fair value of the rate lock commitments as of March 31, 2015 was $1.3 million and is reported as a component of “Other Assets” in the Company’s Consolidated Balance Sheets; the fair value of the Company’s best efforts forward delivery commitments was $367,000 and is recorded as a component of “Other Liabilities” in the Company’s Consolidated Balance Sheets. Any impact to income is recorded in current period earnings as a component of “Gain on sale of mortgage loans, net of commissions” in the Company’s Consolidated Statements of Income. At March 31, 2015, the aggregate notional amount of these derivatives was $80.2 million.

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the three months ended March 31, 2015 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedge	Total
Balance - December 31, 2014	$17,439	$(5,184)	$12,255

Other comprehensive income (loss)	3,783	(1,490)	2,293
Amounts reclassified from accumulated other comprehensive income	(125)	272	147
Net current period other comprehensive income (loss)	3,658	(1,218)	2,440

Balance - March 31, 2015	$21,097	$(6,402)	$14,695

The change in accumulated other comprehensive income (loss) for the three months ended March 31, 2014 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on Securities	Change in Fair Value of Cash Flow Hedge	Total
Balance - December 31, 2013	$1,192	$(3,382)	$(2,190)

Other comprehensive income (loss)	6,313	575	6,888
Amounts reclassified from accumulated other comprehensive income	(19)	47	28
Net current period other comprehensive income (loss)	6,294	622	6,916

Balance - March 31, 2014	$7,486	$(2,760)	$4,726

Reclassifications of unrealized gains (losses) on available for sale securities are reported in the Company’s Consolidated Statements of Income as “Gains on securities transactions, net” with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported gains of $193,000 and $29,000 for the three months ended March, 31, 2015 and 2014, respectively, related to gains and losses on the sale of securities. The tax effect of these transactions during the three months ended March 31, 2015 and 2014 was $68,000 and $10,000, respectively, which amounts were included as a component of income tax expense.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense in the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $418,000 and $72,000 for the three months ended March 31, 2015 and 2014, respectively. The tax effect of these transactions during the three months ended March 31, 2015 and 2014 was $146,000 and $25,000, respectively, which amounts were included as a component of income tax expense.

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

Derivative instruments

As discussed in Note 8 “Derivatives”, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale as well as best effort forward delivery commitments to mitigate interest rate risk; these instruments are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. However, this value is adjusted by a pull-through rate which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments while a decrease in the pull-through rate will result in a negative fair value adjustment. The Company’s weighted average pull-through rate was approximately 80% as of March 31, 2015 and approximately 90% as of December 31, 2014. As of March 31, 2015, the interest rate lock commitments are recorded as a component of “Other Assets” and the best effort forward delivery commitments are recorded as a component of “Other Liabilities” on the Company’s Consolidated Balance Sheets.

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

The Company uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2015 and December 31, 2014.

The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 (dollars in thousands):

	Fair Value Measurements at March 31, 2015 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
U.S. government and agency securities	$-	$8,595	$-	$8,595
Obligations of states and political subdivisions	-	452,438	-	452,438
Corporate bonds	-	78,141	-	78,141
Mortgage-backed securities	-	540,463	-	540,463
Other securities	-	10,027	-	10,027
Derivatives:
Interest rate swap	-	4,684	-	4,684
Cash flow hedges	-	1,185	-	1,185
Interest rate lock commitments	-	-	1,271	1,271

LIABILITIES
Derivatives:
Interest rate swap	$-	$4,684	$-	$4,684
Cash flow hedges	-	10,854	-	10,854
Best effort forward delivery commitments	-	-	367	367

	Fair Value Measurements at December 31, 2014 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
U.S. government and agency securities	$-	$8,454	$-	$8,454
Obligations of states and political subdivisions	-	445,647	-	445,647
Corporate bonds	-	78,680	-	78,680
Mortgage-backed securities	-	559,329	-	559,329
Other securities	-	10,004	-	10,004
Derivatives:
Interest rate swap	-	2,681	-	2,681
Cash flow hedges	-	580	-	580
Interest rate lock commitments	-	-	513	513

LIABILITIES
Derivatives:
Interest rate swap	$-	$2,681	$-	$2,681
Cash flow hedges	-	8,433	-	8,433

Certain assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. Nonrecurring fair value adjustments of $17,000 and $44,000 were recorded on loans held for sale during the three months ended March 31, 2015 and 2014, respectively. Gains and losses on the sale of loans are recorded within the mortgage segment and are reported on a separate line item in the Company’s Consolidated Statements of Income.

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

Total valuation expenses related to OREO properties for the three months ended March 31, 2015 and 2014 totaled $590,000 and $256,000, respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014 (dollars in thousands):

	Fair Value Measurements at March 31, 2015 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$46,048	$-	$46,048
Impaired loans	-	-	12,621	12,621
Other real estate owned	-	-	25,434	25,434

	Fair Value Measurements at December 31, 2014 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$42,519	$-	$42,519
Impaired loans	-	-	15,797	15,797
Other real estate owned	-	-	28,118	28,118

The following table displays quantitative information about Level 3 Fair Value Measurements at March 31, 2015 (dollars in thousands):

	Fair Value Measurements at March 31, 2015
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
ASSETS
Commercial Real Estate - Owner Occupied	$4,524	Market comparables	Discount applied to market comparables(1)	37%
Commercial Real Estate - Non-Owner Occupied	3,860	Market comparables	Discount applied to market comparables(1)	0%
Single Family Investment Real Estate	1,220	Market comparables	Discount applied to market comparables(1)	5%
Commercial and Industrial	2,011	Market comparables	Discount applied to market comparables(1)	11%
Other (2)	1,006	Market comparables	Discount applied to market comparables(1)	5%
Total Impaired Loans	12,621

Other real estate owned	25,434	Market comparables	Discount applied to market comparables(1)	31%
Total	$38,055

(1) A discount percentage (in addition to expected selling costs) is applied based on the age of independent appraisals, current market conditions, and experience within the local market.

(2) The “Other” category of the impaired loans section consists of Other Commercial, Mortgage, Consumer Construction, Indirect Marine, HELOCs, and Other Consumer.

The following table displays quantitative information about Level 3 Fair Value Measurements at December 31, 2014 (dollars in thousands):

	Fair Value Measurements at December 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
ASSETS
Commercial Real Estate - Owner Occupied	$3,304	Market comparables	Discount applied to market comparables(1)	34%
Commercial Real Estate - Non-Owner Occupied	7,828	Market comparables	Discount applied to market comparables(1)	1%
Raw Land and Lots	431	Market comparables	Discount applied to market comparables(1)	16%
Single Family Investment Real Estate	1,366	Market comparables	Discount applied to market comparables(1)	14%
Commercial and Industrial	339	Market comparables	Discount applied to market comparables(1)	45%
Other (2)	2,529	Market comparables	Discount applied to market comparables(1)	6%
Total Impaired Loans	15,797

Other real estate owned	28,118	Market comparables	Discount applied to market comparables(1)	32%
Total	$43,915

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2015 and December 31, 2014, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2015 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$137,362	$137,362	$-	$-	$137,362
Securities available for sale	1,089,664	-	1,089,664	-	1,089,664
Restricted stock	53,146	-	53,146	-	53,146
Loans held for sale	46,048	-	46,048	-	46,048
Net loans	5,356,778	-	-	5,381,792	5,381,792
Derivatives:
Interest rate lock commitments	1,271	-	-	1,271	1,271
Interest rate swap	4,684	-	4,684	-	4,684
Cash flow hedges	1,185	-	1,185	-	1,185
Accrued interest receivable	22,313	-	22,313	-	22,313
Bank owned life insurance	140,143	-	140,143	-	140,143

LIABILITIES
Deposits	$5,670,228	$-	$5,669,754	$-	$5,669,754
Borrowings	674,348	-	653,782	-	653,782
Accrued interest payable	1,818	-	1,818	-	1,818
Derivatives:
Best effort forward delivery commitments	367	-	-	367	367
Interest rate swap	4,684	-	4,684	-	4,684
Cash flow hedges	10,854	-	10,854	-	10,854

		Fair Value Measurements at December 31, 2014 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$133,260	$133,260	$-	$-	$133,260
Securities available for sale	1,102,114	-	1,102,114	-	1,102,114
Restricted stock	54,854	-	54,854	-	54,854
Loans held for sale	42,519	-	42,519	-	42,519
Net loans	5,313,612	-	-	5,340,759	5,340,759
Derivatives:
Interest rate lock commitments	513	-	-	513	513
Interest rate swap	2,681	-	2,681	-	2,681
Cash flow hedges	580	-	580	-	580
Accrued interest receivable	21,775	-	21,775	-	21,775
Bank owned life insurance	139,005	-	139,005	-	139,005

LIABILITIES
Deposits	$5,638,770	$-	$5,637,929	$-	$5,637,929
Borrowings	686,935	-	666,224	-	666,224
Accrued interest payable	1,899	-	1,899	-	1,899
Derivatives:
Interest rate swap	2,681	-	2,681	-	2,681
Cash flow hedges	8,433	-	8,433	-	8,433

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

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) provides for the granting of stock-based awards to key employees of the Company and its subsidiaries in the form of: (i) incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”); (ii) non-qualified stock options; (iii) restricted stock, and (iv) other stock-based awards. The Company issues new shares to satisfy stock-based awards, and the option price cannot be less than the fair market value of the stock on the grant date. A stock option’s maximum term is ten years from the date of grant. No stock options have been granted since February 2012, and restricted stock and other stock-based awards typically vest in varying annual installments over a three to five year vesting schedule. The 2011 Plan was approved by the Company’s Board of Directors with an effective date of January 1, 2011, subject to shareholder approval that was received at the annual meeting of shareholders held on April 26, 2011.

Based on the recommendation of the Compensation Committee of the Company’s Board of Directors, on January 29, 2015, the Company’s Board of Directors adopted, subject to shareholder approval, the Union Bankshares Corporation Stock and Incentive Plan (the “Amended and Restated SIP”), which amends and restates the 2011 Plan. The Amended and Restated SIP was approved by the Company’s shareholders and became effective on April 21, 2015. The Amended and Restated SIP amends the 2011 Plan to, among other things, increase the maximum number of shares of the Company’s common stock issuable under the plan from 1,000,000 to 2,500,000 and add non-employee directors of the Company and certain subsidiaries, as well as regional advisory boards, as potential participants in the plan.

The following table summarizes the shares granted and available in the 2011 Plan as of March 31, 2015; there were no shares granted or available under the Amended and Restated SIP as of March 31, 2015 because the Amended and Restated SIP was not effective as of such date.

2011 Plan
Beginning Authorization	1,000,000
Granted	(600,641)
Remaining available for grant	399,359

For the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation expense (included in salaries and benefits expense) of approximately $390,000 and $374,000 ($281,000 and $270,000 net of tax), respectively. Stock-based compensation expense represents approximately $0.01 per common share for both the three months ended March 31, 2015 and 2014.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2015:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2014	389,269	$16.69
Exercised	(7,686)	17.72
Expired	(13,188)	23.45
Options outstanding, March 31, 2015	368,395	16.42
Options exercisable, March 31, 2015	263,890	17.47

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

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of March 31, 2015:

	Stock Options Vested or Expected to Vest	Exercisable
Stock options (number of shares)	368,361	263,890
Weighted average remaining contractual life in years	5.08	4.62
Weighted average exercise price on shares above water	$14.36	$14.63
Aggregate intrinsic value	$2,471,164	$1,594,675

Restricted Stock

The 2011 Plan permits the granting of restricted stock awards but is limited to one-third of the aggregate number of total awards granted. This equity component of compensation is divided between restricted (time-based) stock grants and performance-based stock grants. Generally, the restricted stock vests 50% on each of the third and fourth anniversaries from the date of the grant. The performance-based stock is subject to vesting based on achieving certain performance metrics; the grant of performance-based stock is subject to approval by the Company’s Compensation Committee at its sole discretion. The value of the restricted stock awards was calculated by multiplying the fair market value of the Company’s common stock on grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends (restricted stock), if any, except for the nonvested stock under the performance-based component (performance stock). Nonvested shares of restricted stock are included in the computation of basic earnings per share. The following table summarizes the restricted stock activity for the quarter ended March 31, 2015:

	Number of Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Balance, December 31, 2014	287,120	$20.07
Granted	81,414	22.01
Net settle for taxes	(9,869)	21.58
Vested	(30,401)	16.03
Forfeited	(4,419)	19.68
Balance, March 31, 2015	323,845	21.20

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of March 31, 2015 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining nine months of 2015	$155	$1,275	$1,430
For year ending December 31, 2016	130	1,586	1,716
For year ending December 31, 2017	15	899	914
For year ending December 31, 2018	-	495	495
For year ending December 31, 2019	-	70	70
Total	$300	$4,325	$4,625

12.	EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

There were approximately 159,460 and 212,306 shares underlying anti-dilutive awards for the three months ended March 31, 2015 and 2014, respectively. Anti-dilutive awards were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2015 and 2014 (in thousands except per share data):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended March 31, 2015
Net income, basic	$15,701	45,106	$0.35
Add: potentially dilutive common shares - stock awards	-	82	-
Diluted	$15,701	45,188	$0.35

For the three months ended March 31, 2014
Net income, basic	$7,708	46,977	$0.16
Add: potentially dilutive common shares - stock awards	-	103	-
Diluted	$7,708	47,080	$0.16

13.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank segment and a mortgage loan origination business segment. The community bank segment includes one subsidiary bank, the Bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 131 retail locations in Virginia. The mortgage segment includes UMG, which provides a variety of mortgage loan products principally in Virginia, North Carolina, South Carolina, Maryland, and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which serves to mitigate the Company’s exposure to interest rate risk.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest at the three month LIBOR rate plus 0.15% with no floor, effective January 1, 2015. During the quarter ended March 31, 2014, the interest rate on the warehouse line of credit was the three month LIBOR rate plus 1.5% with a floor of 2.0%. These transactions are eliminated in the consolidation process. A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2015 and 2014 is as follows (dollars in thousands):

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

SEGMENT FINANCIAL INFORMATION

(Dollars in thousands)

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended March 31, 2015
Net interest income	$61,723	$246	$-	$61,969
Provision for loan losses	1,750	-	-	1,750
Net interest income after provision for loan losses	59,973	246	-	60,219
Noninterest income	12,848	2,376	(170)	15,054
Noninterest expenses	50,972	3,038	(170)	53,840
Income (loss) before income taxes	21,849	(416)	-	21,433
Income tax expense (benefit)	5,881	(149)	-	5,732
Net income (loss)	$15,968	$(267)	$-	$15,701
Total assets	$7,382,266	$55,380	$(49,087)	$7,388,559

Three Months Ended March 31, 2014
Net interest income	$63,526	$232	$-	$63,758
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	63,526	232	-	63,758
Noninterest income	11,659	2,300	(171)	13,788
Noninterest expenses	62,746	4,710	(171)	67,285
Income (loss) before income taxes	12,439	(2,178)	-	10,261
Income tax expense (benefit)	3,351	(798)	-	2,553
Net income (loss)	$9,088	$(1,380)	$-	$7,708
Total assets	$7,282,311	$57,705	$(45,511)	$7,294,505

14.	SUBSEQUENT EVENTS

Subsequent to quarter-end the Company performed a review of the investment portfolio and the related classification of securities. In connection with this review, management determined that the Company has the ability and the intent to hold certain municipal securities to their contractual maturity. On April 30, 2015, the Company reclassified certain municipal securities with an amortized cost of $193.6 million and a fair value of $202.8 million from available for sale to held-to-maturity. The reclassification will be accounted for in accordance with the guidance established in ASC 320, Investments – Debt and Equity Securities.

Review Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Union Bankshares Corporation

We have reviewed the consolidated balance sheet of Union Bankshares Corporation (the “Company”) as of March 31, 2015, and the related consolidated statements of income, comprehensive income and cash flows for the three-month period ended March 31, 2015. These financial statements are the responsibility of the Company's management. The consolidated financial statements of the Company as of March 31, 2014, and for the three-month period then ended, were reviewed by other auditors whose report dated May 8, 2014 stated that based on their review they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles. The consolidated balance sheet of the Company as of December 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated February 27, 2015 expressed an unqualified opinion on those statements.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the 2015 consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Richmond, Virginia

May 7, 2015

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2014. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

CRITICAL ACCOUNTING POLICIES

General

The accounting and reporting policies of the Company are in accordance with U.S. GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations.

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, mergers and acquisitions, and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The following is a summary of the Company’s critical accounting policies that are highly dependent on estimates, assumptions, and judgments.

Allowance for Loan Losses

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb incurred losses in the portfolio. Loans are charged against the allowance when management believes the collectability of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make adjustments to the allowance based on their judgments about information available to them at the time of their examination.

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews consist of reviews by its Loan Review group and reviews performed by an independent third party. Upon origination, each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator. Consumer loans are generally not risk rated; the primary credit quality indicator for this portfolio segment is delinquency status. The Company has various committees that review and ensure that the allowance for loan losses methodology is in accordance with U.S. GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.

The Company’s ALL consists of specific and general components.

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

The Company obtains independent appraisals from a pre-approved list of independent, third party appraisal firms located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal Real Estate Valuation Group, which reports to the Risk and Compliance Group, performs either a technical or administrative review of all appraisals obtained. A technical review will ensure the overall quality of the appraisal, while an administrative review ensures that all of the required components of an appraisal are present. Generally, independent appraisals are updated every 12 to 24 months or more frequently as necessary. The Company’s impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Adjustments to appraisals generally include discounts for continued market deterioration subsequent to the appraisal date. Any adjustments from the appraised value to carrying value are documented in the impairment analysis, which is reviewed and approved by senior credit administration officers and the Special Assets Loan Committee. External appraisals are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through broker price opinions or other valuations sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.

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

Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will continue to rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions. If they are necessary to implement its plan to exit an activity of an acquiree, costs that the Company expects, but is not obligated, to incur in the future are not liabilities at the acquisition date, nor are costs to terminate the employment of or relocate an acquiree’s employees. The Company does not recognize these costs as part of applying the acquisition method. Instead, the Company recognizes these costs as expenses in its post-combination financial statements in accordance with other applicable U.S. GAAP.

Acquisition-related costs are incremental costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of acquisition-related costs to the Company include systems conversions, integration planning consultants, and advertising costs. The Company will account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable U.S. GAAP. These acquisition-related costs are included within the Consolidated Statements of Income classified within the noninterest expense caption.

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

Goodwill and Intangible Assets

The Company follows ASC 350, Intangibles - Goodwill and Other, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected April 30th as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 4 to 14 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets.

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

ABOUT UNION BANKSHARES CORPORATION

Headquartered in Richmond, Union Bankshares Corporation is the largest community banking organization headquartered in Virginia and operates in all major banking markets of the Commonwealth. Union Bankshares Corporation is the holding company for Union Bank & Trust, which provides banking, trust, and wealth management services and has a statewide presence of 131 bank branches and 200 ATMs. Non-bank affiliates of the holding company include: Union Investment Services, Inc., which provides full brokerage services; Union Mortgage Group, Inc., which provides a full line of mortgage products; and Union Insurance Group, LLC, which offers various lines of insurance products.

The Company announced that, effective February 16, 2015, it had changed its subsidiary bank’s name from “Union First Market Bank” to “Union Bank & Trust”.

Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol UBSH. Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of or incorporated into this report.

RESULTS OF OPERATIONS

Executive Overview

For the quarter ended March 31, 2015, the Company reported net income of $15.7 million and earnings per share of $0.35. These results represent an increase of $8.0 million from $7.7 million, or 103.7%, in earnings from the first quarter of 2014. Excluding after-tax acquisition-related expenses of $9.0 million incurred during the first quarter of 2014, operating earnings(1) declined $1.0 million, primarily a result of lower net interest income and an increase in provision for loan losses, partially offset by higher noninterest income and lower personnel costs. Operating earnings per share were $0.35 and $0.36 for the quarters ended March 31, 2015 and 2014, respectively.

•	Net income for the first quarter of 2015 for the community bank segment was $16.0 million, or $0.36 per share, compared to operating earnings of $18.1 million, or $0.39 per share, in the first quarter of 2014.
•	The mortgage segment reported a net loss of $267,000, or $0.01 per share, for the quarter ended March 31, 2015, an improvement of $1.1 million from a loss of $1.4 million, or $0.03 per share, for the first quarter of 2014. The improvement was largely a result of cost control initiatives in personnel costs, loan production costs, and other operating expenses.
•	Operating Return on Average Assets(1) (“ROA”) was 0.86% for the quarter ended March 31, 2015 compared to operating ROA(1) of 0.94% for the first quarter of 2014. The operating ROA(1) of the community bank segment was 0.88% for the first quarter of 2015.
•	Operating Return on Average Tangible Common Equity(1) (“ROTCE”) was 9.67% for the quarter ended March 31, 2015 compared to operating ROTCE(1) of 10.27% for the quarter ended March 31, 2014. The operating ROTCE(1) of the community bank segment was 9.88% for the first quarter of 2015.
•	Operating efficiency ratio(1) of 68.0% stayed comparatively flat for the first quarter of 2015 when compared to the operating efficiency ratio of 68.1% for the first quarter of 2014. The operating efficiency ratio for the community bank segment was 66.4% for the first quarter of 2015.
•	Loans grew $113.6 million, or 2.2%, from March 31, 2014, while average loan balances increased $80.8 million, or 1.5%, from March 31, 2014. Loans grew $41.8 million, or 3.1% (annualized), from December 31, 2014, while average loan balances increased $140.5 million, or 10.8% (annualized), from December 31, 2014.

(1) These supplementary measures are provided because the Company believes they may be valuable to investors. For a reconciliation of the non-GAAP measures operating earnings, EPS, ROA, ROTCE, and efficiency ratio, see “NON-GAAP MEASURES” included in this Item 2.

Net Interest Income

	For the Three Months Ended
	March 31,
	2015	2014	Change
	(Dollars in thousands)
Average interest-earning assets	$6,576,415	$6,432,326	$144,089
Interest income (FTE)	$69,761	$70,154	$(393)
Yield on interest-earning assets	4.30%	4.42%	(12	)bps
Average interest-bearing liabilities	$5,096,040	$5,236,101	$(140,061)
Interest expense	$5,631	$4,450	$1,181
Cost of interest-bearing liabilities	0.45%	0.34%	11	bps
Cost of funds	0.35%	0.28%	7	bps
Net Interest Income (FTE)	$64,130	$65,704	$(1,574)
Net Interest Margin (FTE)	3.95%	4.14%	(19	)bps
Core Net Interest Margin (FTE) (1)	3.84%	3.99%	(15	)bps

(1) Core net interest margin (FTE) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the first quarter of 2015, tax-equivalent net interest income was $64.1 million, a decrease of $1.6 million from the first quarter of 2014, primarily driven by the impact of declines in net interest margin and lower net accretion related to acquisition accounting. The first quarter 2015 tax-equivalent net interest margin decreased by 19 bps to 3.95% compared to 4.14% in the comparable quarter in the prior year. Core tax-equivalent net interest margin (which excludes the 11 bps impact of acquisition accounting accretion in the first quarter of 2015 and 15 bps in the first quarter of 2014) decreased by 15 bps from 3.99% in the first quarter of 2014 to 3.84% in the first quarter of 2015. The decrease in core tax-equivalent net interest margin was driven by the 20 basis point decline in interest-earning asset yields outpacing the 5 basis point reduction in cost of funds. The decline in interest-earning asset yields was primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates, and by lower investment securities yields, as cash flows from securities were reinvested at lower yields. Net accretion related to acquisition accounting decreased $599,000 from the first quarter of 2014 to $1.9 million in the first quarter of 2015.

The Company continues to believe that net interest margin will decline modestly over the next several quarters as decreases in interest-earning asset yields are projected to outpace declines in interest-bearing liabilities rates.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$730,404	$3,807	2.11%	$683,620	$3,648	2.16%
Tax-exempt	413,228	5,114	5.02%	392,859	5,044	5.21%
Total securities	1,143,632	8,921	3.16%	1,076,479	8,692	3.27%
Loans, net (2) (3)	5,360,676	60,527	4.58%	5,279,924	61,033	4.69%
Loans held for sale	38,469	296	3.12%	49,767	417	3.40%
Federal funds sold	792	-	0.20%	268	-	0.17%
Money market investments	1	-	0.00%	1	-	0.00%
Interest-bearing deposits in other banks	32,845	17	0.20%	25,887	12	0.19%
Total earning assets	6,576,415	$69,761	4.30%	6,432,326	$70,154	4.42%
Allowance for loan losses	(32,992)			(30,925)
Total non-earning assets	819,260			848,049
Total assets	$7,362,683			$7,249,450

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$2,591,991	$1,160	0.18%	$2,674,485	$1,138	0.17%
Regular savings	555,356	268	0.20%	548,877	247	0.18%
Time deposits (4)	1,269,352	1,893	0.60%	1,463,076	871	0.24%
Total interest-bearing deposits	4,416,699	3,321	0.30%	4,686,438	2,256	0.20%
Other borrowings (5)	679,341	2,310	1.38%	549,663	2,194	1.62%
Total interest-bearing liabilities	5,096,040	$5,631	0.45%	5,236,101	$4,450	0.34%

Noninterest-bearing liabilities:
Demand deposits	1,223,218			959,523
Other liabilities	60,877			56,494
Total liabilities	6,380,135			6,252,118
Stockholders' equity	982,548			997,332
Total liabilities and stockholders' equity	$7,362,683			$7,249,450

Net interest income		$64,130			$65,704

Interest rate spread (6)			3.85%			4.08%
Cost of funds			0.35%			0.28%
Net interest margin (7)			3.95%			4.14%

(1) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.
(2) Nonaccrual loans are included in average loans outstanding.
(3) Interest income on loans includes $639,000 and ($546,000) for the three months ended March 31, 2015 and 2014, respectively, in accretion (amortization) of the fair market value adjustments related to acquisitions.
(4) Interest expense on certificates of deposits includes $1.1 million and $2.9 million for the three months ended March 31, 2015 and 2014, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on borrowings includes $137,000 and $75,000 for the three months ended March 31, 2015 and 2014, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(7) Core net interest margin excludes purchase accounting adjustments and was 3.84% and 3.99% for the three months ended March 31, 2015 and 2014, respectively.

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

	Three Months Ended
	March 31, 2015 vs. March 31, 2014
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$244	$(85)	$159
Tax-exempt	257	(187)	70
Total securities	501	(272)	229
Loans, net	929	(1,435)	(506)
Loans held for sale	(88)	(33)	(121)
Interest-bearing deposits in other banks	4	1	5
Total earning assets	$1,346	$(1,739)	$(393)

Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$(31)	$53	$22
Regular savings	1	20	21
Time Deposits	(126)	1,148	1,022
Total interest-bearing deposits	(156)	1,221	1,065
Other borrowings	470	(354)	116
Total interest-bearing liabilities	314	867	1,181

Change in net interest income	$1,032	$(2,606)	$(1,574)

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The 2015 and remaining estimated discount/premium and net accretion impact are reflected in the following table (dollars in thousands):

	Accretion		Accretion (Amortization)
	Loan	Certificates of Deposit	Borrowings	Total

For the quarter ended March 31, 2015	$639	$1,075	$137	$1,851
For the remaining nine months of 2015	1,954	768	100	2,822
For the years ending:
2016	2,547	-	271	2,818
2017	2,743	-	170	2,913
2018	2,520	-	(143)	2,377
2019	1,970	-	(286)	1,684
2020	1,728	-	(301)	1,427
Thereafter	10,313	-	(5,622)	4,691

Noninterest Income

	For the Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,214	$4,298	$(84)	-2.0%
Other service charges, commissions and fees	3,584	3,344	240	7.2%
Fiduciary and asset management fees	2,219	2,303	(84)	-3.6%
Gains on sales of mortgage loans, net of commissions	2,379	2,297	82	3.6%
Gains on securities transactions, net	193	29	164	NM
Bank owned life insurance income	1,135	1,089	46	4.2%
Other operating income	1,330	428	902	210.7%
Total noninterest income	$15,054	$13,788	$1,266	9.2%

Mortgage segment operations	$(2,376)	$(2,300)	$(76)	3.3%
Intercompany eliminations	170	171	(1)	-0.6%
Community Bank segment	$12,848	$11,659	$1,189	10.2%

NM - Not Meaningful

For the quarter ended March 31, 2015, noninterest income increased $1.3 million, or 9.2%, to $15.1 million from $13.8 million in the first quarter of 2014. The majority of this increase is related to higher gains on sales of securities of $164,000 and other operating income of $902,000, primarily driven by gains from the dissolution of a limited partnership in the current quarter. Customer related noninterest income (service charges and fiduciary and asset management fees) remained relatively flat compared to the first quarter of 2014. Gains on sales of mortgage loans, net of commissions, increased slightly from the first quarter of 2014, increasing $82,000, or 3.6%, due to improved gain on sale margins on mortgage loan originations, despite a decline in volume. Mortgage loan origination volume decreased $10.4 million from $149.1 million in the first quarter of 2014 to $138.7 million in the first quarter of 2015.

Noninterest expense

	For the Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$27,492	$29,214	$(1,722)	-5.9%
Occupancy expenses	5,133	5,180	(47)	-0.9%
Furniture and equipment expenses	2,813	2,868	(55)	-1.9%
OREO and credit-related expenses (1)	1,186	1,451	(265)	-18.3%
Acquisition-related expenses	-	13,168	(13,168)	-100.0%
Other operating expenses	17,216	15,404	1,812	11.8%
Total noninterest expense	$53,840	$67,285	$(13,445)	-20.0%

Mortgage segment operations	$(3,038)	$(4,710)	$1,672	-35.5%
Intercompany eliminations	170	171	(1)	-0.6%
Community Bank segment	$50,972	$62,746	$(11,774)	-18.8%

NM - Not Meaningful

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the quarter ended March 31, 2015, noninterest expense decreased $13.5 million to $53.8 million from $67.3 million when compared to the first quarter of 2014 largely driven by acquisition expenses incurred in the first quarter of 2014. Excluding acquisition-related costs of $13.2 million in 2014, noninterest expense decreased $277,000, or less than 1%. Salaries and benefits declined $1.7 million, or 5.9%, due to cost control initiatives at the mortgage company as well as cost savings from the StellarOne acquisition being recognized in the current year. Other operating expenses increased $1.8 million, primarily related to higher professional fees of $293,000, increased marketing expenses of $623,000 related to the current advertising campaign as well as the Bank’s name change, and higher fraud-related expenses of $363,000. The Company’s operating efficiency ratio, which excludes acquisition costs, was largely unchanged at 68.0% compared to 68.1% for the first quarter of 2014.

SEGMENT INFORMATION

Community Bank Segment

For the three months ended March 31, 2015, the community bank segment reported net income of $16.0 million, an increase of $6.9 million, or 75.7%, from the prior year’s first quarter. Excluding after-tax acquisition-related costs of $9.0 million in the first quarter of 2014, net income decreased $2.1 million, or 11.9%. Net interest income decreased $1.8 million from the same period last year, largely a result of a lower net interest margin and lower net accretion related to acquisition accounting. The decline in interest-earning asset yields was primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates and by lower investment securities yields, as cash flows from securities were reinvested at lower yields. The provision for loan losses for the current quarter increased $1.8 million from the same period a year ago, a result of a net loan recovery in the first quarter of 2014 and higher loan balances in 2015.

Noninterest income increased $1.2 million from $11.7 million in the first quarter of 2014 to $12.9 million in the first quarter of 2015. The majority of this increase is related to higher gains on sales of securities of $164,000 and other operating income of $962,000, primarily driven by gains from the dissolution of a limited partnership in the current quarter. Noninterest expense decreased $11.8 million from $62.8 million in the first quarter of 2014 to $51.0 million in the current quarter. Excluding prior year first quarter acquisition-related costs of $13.2 million, noninterest expense increased $1.4 million, or 2.8%, compared to the first quarter of 2014. Salaries and benefits declined $463,000, or 2.0%, primarily due to cost savings from the StellarOne acquisition being recognized in the current year. Other operating expenses increased primarily related to higher professional fees of $335,000, increased marketing expenses of $639,000 related to the current advertising campaign as well as the Bank’s name change, and higher fraud-related expenses of $364,000. The community banking segment’s operating efficiency ratio was 66.4% compared to 64.3% for the first quarter of 2014.

Mortgage Segment

The mortgage segment reported a net loss of $267,000 for the first quarter of 2015, an improvement of $1.1 million from a loss of $1.4 million in the first quarter of 2014. The improvement was due to a reduction in noninterest expense of $1.7 million, largely a result of cost control initiatives in personnel costs, loan production costs, and other operating expenses. Gains on sales of mortgage loans, net of commissions, increased $82,000, or 3.6%, from the first quarter of 2014, due to improved gain on sale margins on mortgage loan originations, despite a decline in mortgage loan originations of $10.4 million.

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

The effective tax rate for the three months ended March 31, 2015 and 2014 was 26.7% and 24.9%, respectively. The increase in the effective tax rate is primarily related to tax-exempt interest income on the investment portfolio and tax-exempt bank-owned life insurance income being a larger percentage of pre-tax income during 2014 due to elevated merger-related costs included in pre-tax income.

BALANCE SHEET

Assets

At March 31, 2015, total assets were $7.4 billion, an increase of $29.9 million from December 31, 2014. The following is a general discussion of changes in certain of the more significant asset line items of the Company’s Consolidated Balance Sheets.

•	Investment in securities decreased $14.2 million from $1.2 billion at December 31, 2014 to $1.1 billion, mainly due to a decrease in mortgage backed securities and restricted stock, partially offset by increases in securities issued by states and political subdivisions. For additional information on the Company’s investments, please refer to “Securities” below or Note 3 “Securities” in Part I, Item 1 – Financial Statements, of this report.
•	Total loans, net of deferred fees and costs, were $5.4 billion at March 31, 2015, an increase of $41.8 million, or 3.1% (annualized), from December 31, 2014. The increase was primarily driven by a 7.5% (annualized) growth in the commercial loan portfolio, partially offset by a decline in mortgage loans and equity lines. Quarterly average loan balances increased $140.5 million, or 10.8% (annualized), from December 31, 2014, with growth mainly concentrated in commercial loans. For additional information on the Company’s loan activity, please refer to “Loan Portfolio” below or Note 4 “Loans and Allowance for Loan Losses” in Part I, Item 1 – Financial Statements, of this report.

Liabilities and Stockholder’s Equity

At March 31, 2015, total liabilities were $6.4 billion, an increase of $20.2 million from December 31, 2014. The following is a general discussion of changes in certain of the more significant line items in the liability and stockholder’s equity sections of the Company’s Consolidated Balance Sheets.

•	Total deposits at March 31, 2015 were $5.7 billion, an increase of $31.5 million when compared to $5.6 million at December 31, 2014, and were one of the predominate sources that funded asset growth for the first three months of 2015. The Company continues to experience a shift from time deposits into noninterest bearing demand accounts, driven by the Company’s focus on acquiring low cost funding sources and customer preference for liquidity in response to current market conditions. Quarterly average deposits declined $20.9 million, or 1.5% (annualized). For further discussion on this topic, see “Deposits” below.
•	The Company’s short term borrowings generally include secured financing transactions, such as customer repurchase agreements, advances from the FHLB, and other lines of credit. Short-term borrowings at March 31, 2015 were $374.4 million, a decrease of $13.0 million from December 31, 2014, primarily due to declines in FHLB advances. For additional information on the Company’s borrowings activity, please refer to Note 6 “Borrowings” in Part I, Item 1 – Financial Statements, of this report.

At March 31, 2015, stockholder’s equity was $986.9 million, an increase of $9.7 million from $977.2 million reported at December 31, 2014. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes. The total capital ratios at March 31, 2015 and December 31, 2014 were 12.82% and 13.38%, respectively. The Tier 1 capital ratios were 12.32% and 12.76% at March 31, 2015 and December 31, 2014, respectively. The Company’s common equity to total asset ratios at March 31, 2015 and December 31, 2014 were 13.36% and 13.28%, respectively, while its tangible common equity to tangible assets ratios were 9.40% and 9.27%, respectively, at the same dates.

On January 31, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015. During the three months ended March 31, 2015, approximately 103,000 common shares were repurchased. On April 23, 2015 the Company entered into a Stock Purchase Agreement (the “Agreement”) under its authorized share repurchase program in a privately negotiated transaction. Pursuant to the Agreement, the Company purchased 45,813 shares of its common stock for an aggregate purchase price of $1.0 million or $21.83 per share. As of May 4, 2015, the approximate value of shares that may yet be purchased under the plan is $9.1 million.

Also, the Company paid a cash dividend of $0.15 per share during the first quarter of 2015, the same per share dividend rate paid in the prior quarter and a $0.01 per share, or 7.1%, increase over the prior year quarterly dividend rate.

Securities

At March 31, 2015, the Company had total investments in the amount of $1.1 billion, or 15.5% of total assets, as compared to $1.2 billion, or 15.7% of total assets, at December 31, 2014. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The table below sets forth a summary of the securities available for sale and restricted stock, at fair value for the following periods (dollars in thousands):

	March 31,	December 31,
	2015	2014
U.S. government and agency securities	$8,595	$8,454
Obligations of states and political subdivisions	452,438	445,647
Corporate and other bonds	78,141	78,680
Mortgage-backed securities	540,463	559,329
Other securities	10,027	10,004
Total securities available for sale, at fair value	1,089,664	1,102,114

Federal Reserve Bank stock	23,809	23,834
Federal Home Loan Bank stock	29,337	31,020
Total restricted stock	53,146	54,854
Total investments	$1,142,810	$1,156,968

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized in 2014 or for the first three months of 2015. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of March 31, 2015 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
U.S. government and agency securities:
Amortized cost	$1,140	$-	$7,077	$19	$8,236
Fair value	1,157	-	7,209	229	8,595
Weighted average yield (1)	2.91	-	1.99	-	2.12

Mortgage backed securities:
Amortized cost	54	22,856	135,775	370,503	529,188
Fair value	57	23,240	138,634	378,532	540,463
Weighted average yield (1)	4.33	2.16	1.79	1.89	1.88

Obligations of states and political subdivisions:
Amortized cost	7,597	26,816	126,166	270,776	431,355
Fair value	7,690	28,206	132,516	284,026	452,438
Weighted average yield (1)	3.52	4.23	4.71	4.82	4.73

Corporate bonds and other securities:
Amortized cost	11,808	75	26,559	49,938	88,380
Fair value	11,859	76	26,577	49,656	88,168
Weighted average yield (1)	2.00	4.50	2.82	1.87	2.18

Total securities available for sale:
Amortized cost	20,599	49,747	295,577	691,236	1,057,159
Fair value	20,763	51,522	304,936	712,443	1,089,664
Weighted average yield (1)	2.62	3.28	3.13	3.04	3.07

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of March 31, 2015, the Company maintained a diversified municipal bond portfolio with approximately 75% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the State of Texas represented 14%, the State of Washington represented 11%, and the Commonwealth of Virginia represented 10% of the municipal portfolio; no other state had a concentration above 10%. Approximately 97% of municipal holdings are considered investment grade by Moody’s or Standard & Poor’s. The non-investment grade securities are principally insured Texas municipalities with no underlying rating.  When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of March 31, 2015, the cash, interest-bearing deposits in other banks, money market investments, federal funds sold, loans held for sale, and loans that mature within one year totaled $1.8 billion, or 26.8%, of total earning assets. As of March 31, 2015, approximately $1.6 billion, or 28.9%, of total loans are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments.

Loan Portfolio

Loans, net of deferred fees and costs, were $5.4 billion at March 31, 2015 and were $5.3 billion at both December 31, 2014 and March 31, 2014. Loans secured by real estate continue to represent the Company’s largest category, comprising 84.4% of the total loan portfolio at March 31, 2015.

The following table presents the Company’s composition of loans, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	March 31,		December 31,		September 30,		June 30,		March 31,
	2015		2014		2014		2014		2014
Loans secured by real estate:
Residential 1-4 family	$916,557	17.0%	$925,371	17.3%	$931,672	18.0%	$940,121	18.0%	$930,744	17.6%
Commercial	2,078,688	38.6%	2,051,943	38.3%	1,994,138	38.5%	2,052,530	39.3%	2,066,468	39.3%
Construction, land development and other land loans	657,581	12.2%	656,418	12.3%	611,737	11.8%	613,027	11.7%	650,066	12.3%
Second mortgages	54,371	1.0%	57,650	1.1%	61,372	1.2%	66,477	1.3%	67,695	1.3%
Equity lines of credit	515,187	9.6%	523,808	9.8%	514,705	10.0%	517,411	9.9%	519,308	9.8%
Multifamily	298,651	5.5%	297,289	5.6%	280,116	5.4%	257,819	4.9%	258,522	4.9%
Farm land	27,029	0.5%	26,043	0.5%	28,724	0.6%	29,528	0.6%	32,500	0.6%
Total real estate loans	4,548,064	84.4%	4,538,522	84.9%	4,422,464	85.5%	4,476,913	85.7%	4,525,303	85.8%

Commercial Loans	409,867	7.6%	374,080	7.0%	362,361	7.0%	373,406	7.1%	368,949	7.0%

Consumer installment loans
Personal	335,649	6.2%	333,126	6.2%	308,719	6.0%	299,663	5.7%	300,809	5.7%
Credit cards	24,691	0.5%	24,225	0.5%	23,736	0.5%	23,432	0.4%	22,316	0.4%
Total consumer installment loans	360,340	6.7%	357,351	6.7%	332,455	6.5%	323,095	6.1%	323,125	6.1%

All other loans	69,484	1.3%	76,043	1.4%	53,723	1.0%	59,655	1.1%	56,821	1.1%
Gross loans	$5,387,755	100.0%	$5,345,996	100.0%	$5,171,003	100.0%	$5,233,069	100.0%	$5,274,198	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of March 31, 2015 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Loans secured by real estate:
Residential 1-4 family	$916,557	$75,241	$346,368	$19,613	$326,755	$494,948	$269,021	$225,927
Commercial	2,078,688	193,696	644,232	172,767	471,465	1,240,760	939,384	301,376
Construction, land development and other land loans	657,581	409,058	157,970	136,119	21,851	90,553	77,155	13,398
Second mortgages	54,371	5,102	9,293	3,152	6,141	39,976	13,886	26,090
Equity lines of credit	515,187	35,361	479,212	53,894	425,318	614	475	139
Multifamily	298,651	30,955	81,669	29,814	51,855	186,027	139,401	46,626
Farm land	27,029	7,023	10,565	5,695	4,870	9,441	9,035	406
Total real estate loans	4,548,064	756,436	1,729,309	421,054	1,308,255	2,062,319	1,448,357	613,962

Commercial Loans	409,867	135,556	123,592	117,404	6,188	150,719	120,882	29,837

Consumer installment loans
Personal	335,649	59,598	2,795	2,581	214	273,256	124,088	149,168
Credit cards	24,691	24,691	-	-	-	-	-	-
Total consumer installment loans	360,340	84,289	2,795	2,581	214	273,256	124,088	149,168

All other loans	69,484	7,287	12,107	7,779	4,328	50,090	16,917	33,173
Gross loans	$5,387,755	$983,568	$1,867,803	$548,818	$1,318,985	$2,536,384	$1,710,244	$826,140

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at March 31, 2015, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction, and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

Asset Quality

Overview

During the first quarter of 2015, the Company experienced declines in past due and nonaccrual loan and OREO balances from December 31, 2014. The decline in OREO balances was mostly attributable to sales of closed bank premises and foreclosed residential real estate property during the quarter. The loan loss provision increased from the same quarter in the prior year primarily due to a net recovery of $772,000 recorded in the first quarter of 2014 and higher loan balances in 2015. The allowance for loan losses to total loans ratios (both unadjusted and adjusted for acquisition accounting) decreased from both December 31, 2014 and March 31, 2014. All nonaccrual and past due loan metrics discussed below exclude PCI loans totaling $91.3 million (net of fair value mark).

Troubled Debt Restructurings

The total recorded investment in TDRs as of March 31, 2015 was $24.1 million, a decrease of $2.7 million, or 10.1%, from $26.8 million at December 31, 2014 and a decline of $20.2 million, or 45.6%, from $44.3 million at March 31, 2014. Of the $24.1 million of TDRs at March 31, 2015, $21.3 million, or 88.6%, were considered performing while the remaining $2.8 million were considered nonperforming. The decrease in the TDR balance from December 31, 2014 is primarily attributable to net payments of $2.6 million. The TDR activity during the quarter did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

Nonperforming Assets

At March 31, 2015, nonperforming assets totaled $42.8 million, a decrease of $4.6 million, or 9.6%, from December 31, 2014 and a decrease of $7.4 million, or 14.7%, from a year ago. In addition, NPAs as a percentage of total outstanding loans decreased 10 basis points to 0.79% in the current quarter from 0.89% as of December 31, 2014 and declined 16 basis points from 0.95% a year earlier.

The following table shows a summary of assets quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
Nonaccrual loans, excluding PCI loans	$17,385	$19,255	$20,279	$23,099	$14,722
Foreclosed properties	21,727	23,058	28,783	33,739	35,487
Former bank premises	3,707	5,060	8,971	4,755	-
Total nonperforming assets	42,819	47,373	58,033	61,593	50,209
Loans past due 90 days and accruing interest	7,932	10,047	16,118	6,870	7,205
Total nonperforming assets and loans past due 90 days and accruing interest	$50,751	$57,420	$74,151	$68,463	$57,414

Performing Restructurings	$21,336	$22,829	$26,243	$30,561	$37,195

Balances
Allowance for loan losses	$30,977	$32,384	$32,109	$31,379	$30,907
Average loans, net of deferred fees and costs	5,360,676	5,220,223	5,196,116	5,246,710	5,279,924
Loans, net of deferred fees and costs	5,387,755	5,345,996	5,171,003	5,233,069	5,274,198

Ratios
NPAs to total loans	0.79%	0.89%	1.12%	1.18%	0.95%
NPAs & loans 90 days past due to total loans	0.94%	1.07%	1.43%	1.31%	1.09%
NPAs to total loans & OREO	0.79%	0.88%	1.11%	1.17%	0.95%
NPAs & loans 90 days past due to total loans & OREO	0.94%	1.07%	1.42%	1.30%	1.08%
ALL to nonaccrual loans	178.18%	168.18%	158.34%	135.85%	209.94%
ALL to nonaccrual loans & loans 90 days past due	122.36%	110.52%	88.22%	104.70%	140.95%

Nonperforming assets at March 31, 2015 included $17.4 million in nonaccrual loans (excluding PCI loans), a net decrease of $1.9 million, or 9.7%, from December 31, 2014 and a net increase of $2.7 million, or 18.1%, from March 31, 2014. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
Beginning Balance	$19,255	$20,279	$23,099	$14,722	$15,035
Net customer payments	(2,996)	(4,352)	(1,654)	(1,088)	(959)
Additions	4,379	7,413	1,099	11,087	1,362
Charge-offs	(3,107)	(1,839)	(604)	(137)	(152)
Loans returning to accruing status	(53)	(2,246)	(723)	(523)	-
Transfers to OREO	(93)	-	(938)	(962)	(564)
Ending Balance	$17,385	$19,255	$20,279	$23,099	$14,722

The majority of the additions to nonaccrual loans in the first quarter of 2015 were attributable to three credit relationships.

The following table presents the composition of nonaccrual loans (excluding PCI loans) and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
Raw Land and Lots	$1,059	$2,359	$5,074	$5,921	$3,091
Commercial Construction	1,953	968	672	1,065	1,152
Commercial Real Estate	7,609	6,962	1,821	851	1,548
Single Family Investment Real Estate	1,302	2,070	4,202	5,737	1,794
Commercial and Industrial	2,540	3,286	3,005	3,794	3,655
Other Commercial	69	74	62	121	122
Consumer	2,853	3,536	5,443	5,610	3,360
Total	$17,385	$19,255	$20,279	$23,099	$14,722

Coverage Ratio	178.18%	168.18%	158.34%	135.85%	209.94%

Nonperforming assets at March 31, 2015 also included $25.4 million in OREO, a decrease of $2.7 million, or 9.5%, from December 31, 2014 and a decrease of $10.1 million, or 28.3%, from the prior year. The following table shows the activity in OREO for the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
Beginning Balance	$28,118	$37,754	$38,494	$35,487	$34,116
Additions of foreclosed property	158	367	2,553	1,619	5,404
Additions of former bank premises	402	63	4,814	6,052	-
Capitalized Improvements	56	424	203	59	-
Valuation Adjustments	(590)	(381)	(6,192)	(817)	(256)
Proceeds from sales	(2,748)	(11,362)	(2,216)	(3,913)	(3,800)
Gains (losses) from sales	38	1,253	98	7	23
Ending Balance	$25,434	$28,118	$37,754	$38,494	$35,487

During the first quarter of 2015, the majority of sales of OREO were related to closed bank premises and residential real estate.

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
Land	$8,412	$8,726	$9,054	$11,378	$11,387
Land Development	7,192	7,162	7,585	10,509	11,314
Residential Real Estate	4,794	5,736	6,696	6,019	7,408
Commercial Real Estate	1,329	1,434	5,448	5,833	5,378
Former Bank Premises (1)	3,707	5,060	8,971	4,755	-
Total	$25,434	$28,118	$37,754	$38,494	$35,487

(1) Includes closed branch property and land previously held for branch sites.

Past Due Loans

At March 31, 2015, total accruing past due loans, excluding PCI loans, were $42.7 million, or 0.79% of total loans, compared to $48.1 million, or 0.90%, at December 31, 2014 and $49.7 million, or 0.94%, a year ago. At March 31, 2015, loans past due 90 days or more and accruing interest, excluding PCI loans, totaled $7.9 million, or 0.15% of total loans, compared to $10.0 million, or 0.19%, at December 31, 2014 and $7.2 million, or 0.14%, a year ago.

Charge-offs and delinquencies

For the quarter ended March 31, 2015, net charge-offs were $3.2 million, or 0.24% on an annualized basis, compared to a net recovery of $772,000, or (0.06%), for the same quarter last year. Of the $3.2 million in loans charged off in the first quarter of 2015, $2.9 million, or 90.1%, related to impaired loans specifically reserved for in the prior period.

Provision

The provision for loan losses for the quarter ended March 31, 2015 was $1.8 million, an increase of $1.8 million compared to the same quarter a year ago. The increase in the provision for loan losses in the current quarter compared to the same quarter in the prior year was primarily driven by a net recovery of $772,000 in the first quarter of 2014 and higher loan balances in 2015.

Allowance for Loan Losses

The allowance for loan losses decreased $1.4 million from December 31, 2014 to $31.0 million at March 31, 2015. The decline in ALL was primarily driven by lower levels of specific reserves required on impaired loans. The ALL as a percentage of the total loan portfolio, adjusted for acquisition accounting (non-GAAP), was 1.03% at March 31, 2015, a decrease from 1.08% at December 31, 2014 and 1.09% at March 31, 2014. The allowance for loan losses as a percentage of the total loan portfolio was 0.57% at March 31, 2015, 0.61% at December 31, 2014, and 0.59% at March 31, 2014. In acquisition accounting, there is no carryover of previously established allowance for loan losses, as acquired loans are recorded at fair value.

The nonaccrual loan coverage ratio remains strong at 178.2% at March 31, 2015, compared to 168.2% at December 31, 2014, and 209.9% at March 31, 2014. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
Balance, beginning of period	$32,384	$32,109	$31,379	$30,907	$30,135
Loans charged-off:
Commercial	671	879	132	476	70
Real estate	2,596	3,584	1,138	695	438
Consumer	562	365	495	369	379
Total loans charged-off	3,829	4,828	1,765	1,540	887
Recoveries:
Commercial	97	59	108	84	65
Real estate	308	318	411	193	1,392
Consumer	267	226	176	235	202
Total recoveries	672	603	695	512	1,659
Net charge-offs	3,157	4,225	1,070	1,028	(772)
Provision for loan losses	1,750	4,500	1,800	1,500	-
Balance, end of period	$30,977	$32,384	$32,109	$31,379	$30,907

Allowance for loan losses to loans	0.57%	0.61%	0.62%	0.60%	0.59%
ALL to loans, adjusted for acquisition accounting (Non-GAAP)	1.03%	1.08%	1.12%	1.11%	1.09%
Net charge-offs to total loans	0.24%	0.31%	0.08%	0.08%	(0.06)%
Provision to total loans	0.13%	0.33%	0.14%	0.11%	0.00%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of the quarters ended (dollars in thousands):

	March 31,		December 31,		September 30,		June 30,			March 31,
	2015		2014		2014		2014			2014
	$	%(1)	$	%(1)	$	%(1)	$		%(1)	$	%(1)
Commercial	$2,354	7.6%	$2,266	7.0%	$2,250	7.0%		$2,239	7.1%	$2,162	7.0%
Real estate	26,145	84.4%	27,493	84.9%	27,461	85.5%		26,876	85.7%	26,519	85.8%
Consumer	2,478	8.0%	2,625	8.1%	2,398	7.5%		2,264	7.2%	2,226	7.2%
Total	$30,977	100.0%	$32,384	100.0%	$32,109	100.0%		$31,379	100.0%	$30,907	100.0%

(1) The percent represents the loan balance divided by total loans.

Deposits

As of March 31, 2015, total deposits were $5.7 billion, an increase of $31.5 million, or 0.56%, from December 31, 2014. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.2 billion accounted for 28.3% of total interest-bearing deposits at March 31, 2015. The Company continues to experience a shift from time deposits into savings and noninterest bearing demand accounts, driven by the Company’s focus on acquiring low cost funding sources and customer preference for liquidity in response to current market conditions.

The following table presents the deposit balances by major categories as of the quarters ended (dollars in thousands):

	March 31,		December 31,
	2015		2014
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Non-interest bearing	$1,274,935	22.5%	$1,199,378	21.3%
NOW accounts	1,328,994	23.4%	1,332,029	23.6%
Money market accounts	1,258,564	22.2%	1,261,520	22.4%
Savings accounts	565,506	10.0%	548,526	9.7%
Time deposits of $100,000 and over	520,720	9.2%	550,842	9.8%
Other time deposits	721,509	12.7%	746,475	13.2%
Total Deposits	$5,670,228	100.0%	$5,638,770	100.0%

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of March 31, 2015 and December 31, 2014, none were purchased and included in certificates of deposit on the Company’s Consolidated Balance Sheet. Maturities of time deposits as of March 31, 2015 are as follows (dollars in thousands):

	Within 3 Months	3 – 12 Months	Over 12 Months	Total
Maturities of time deposits of $100,000 and over	$74,023	$187,761	$258,936	$520,720
Maturities of other time deposits	116,111	281,249	324,149	721,509
Total time deposits	$190,134	$469,010	$583,085	$1,242,229

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

In July 2013, the Federal Reserve issued a final rule that makes technical changes to its market risk capital rule to align it with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rule requires the Company to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements applicable to the Company. All such capital requirements will be phased in over a four-year period; the next phase does not take effect until January 1, 2016. The capital requirements contained in the final rule also include changes in the risk weights of assets to better reflect credit risk and other risk exposures.

Beginning January 1, 2015, the Company calculates its regulatory capital under the U.S. Basel III Standardized Approach. The Company calculated regulatory capital measures for periods prior to 2015 under previous regulatory requirements. The table summarizes the Company’s regulatory capital and related ratios for the periods presented (dollars in thousands):

	March 31,	December 31,	March 31,
	2015	2014	2014
Tier 1 capital	$762,869	$734,755	$736,785
Tier 2 capital	31,093	35,830	38,188
Total risk-based capital	793,962	770,585	774,973
Risk-weighted assets	6,191,268	5,758,071	5,661,916

Capital ratios:
Common equity Tier 1 capital ratio	10.86%	N/A	N/A
Tier 1 capital ratio	12.32%	12.76%	13.01%
Total capital ratio	12.82%	13.38%	13.69%
Leverage ratio (Tier 1 capital to average assets)	10.79%	10.62%	10.65%
Common equity to total assets	13.36%	13.28%	13.46%
Tangible common equity to tangible assets	9.40%	9.27%	9.29%

NON-GAAP MEASURES

In reporting the Company’s results as of and for the periods ended March 31, 2015 and 2014, the Company has provided supplemental performance measures on an operating or tangible basis. Operating measures exclude acquisition costs unrelated to the Company’s normal operations. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Tangible common equity is used in the calculation of certain capital and per share ratios. The Company believes tangible common equity and the related ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses.

These measures are a supplement to U.S. GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for U.S. GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.

The following table reconciles these non-GAAP measures from their respective U.S. GAAP basis measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Operating Earnings
Net Income (GAAP)	$15,701	$7,708
Plus: Merger and conversion related expense, after tax	-	9,016
Net operating earnings (loss) (non-GAAP)	$15,701	$16,724
Operating earnings per share - Basic	$0.35	$0.36
Operating earnings per share - Diluted	0.35	0.36
Operating ROA	0.86%	0.94%
Operating ROE	6.48%	6.80%
Operating ROTCE	9.67%	10.27%

Community Bank Segment Operating Earnings
Net Income (GAAP)	$15,968	$9,088
Plus: Merger and conversion related expense, after tax	-	9,016
Net operating earnings (loss) (non-GAAP)	$15,968	$18,104
Operating earnings per share - Basic	$0.36	$0.39
Operating earnings per share - Diluted	0.36	0.39
Operating ROA	0.88%	1.02%
Operating ROE	6.61%	7.47%
Operating ROTCE	9.88%	11.38%

Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$61,969	$63,758
FTE adjustment	2,161	1,946
Net Interest Income (FTE)	$64,130	$65,704
Noninterest Income (GAAP)	15,054	13,788
Noninterest Expense (GAAP)	$53,840	$67,285
Merger and conversion related expense	-	13,168
Noninterest Expense (Non-GAAP)	$53,840	$54,117
Operating Efficiency Ratio FTE (non-GAAP)	67.99%	68.08%

Community Bank Segment Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$61,723	$63,526
FTE adjustment	2,161	1,962
Net Interest Income (FTE)	$63,884	$65,488
Noninterest Income (GAAP)	12,848	11,659
Noninterest Expense (GAAP)	$50,972	$62,746
Merger and conversion related expense	-	13,168
Noninterest Expense (Non-GAAP)	$50,972	$49,578
Operating Efficiency Ratio FTE (non-GAAP)	66.43%	64.26%

Tangible Common Equity
Ending equity	$986,916	$981,977
Less: Ending goodwill	293,522	296,876
Less: Ending core deposit intangibles	29,533	38,935
Ending tangible common equity	$663,861	$646,166

Average equity	$982,548	$997,332
Less: Average goodwill	293,522	296,876
Less: Average core deposit intangibles	30,597	40,449
Average tangible common equity	$658,429	$660,007

The allowance for loan losses ratio, adjusted for acquisition accounting (non-GAAP), includes an adjustment for the fair value mark on acquired performing loans. The acquired performing loans are reported net of the related fair value mark in loans, net of deferred fees and costs, on the Company’s Consolidated Balance Sheets; therefore, the fair value mark is added back to the balance to represent the total loan portfolio. The adjusted allowance for loan losses, including the fair value mark, represents the total reserve on the Company’s loan portfolio. The PCI loans, net of the respective fair value mark, are removed from the loans, net of deferred fees and costs, as these PCI loans are not covered by the allowance established by the Company unless changes in expected cash flows indicate that one of the PCI loan pools is impaired, at which time an allowance for PCI loans will be established. U.S. GAAP requires the acquired allowance for loan losses not be carried over in an acquisition or merger. The Company believes the presentation of the allowance for loan losses ratio, adjusted for acquisition accounting, is useful to investors because the acquired loans were purchased at a market discount with no allowance for loan losses carried over to the Company, and the fair value mark on the purchased performing loans represents the allowance associated with those purchased loans. The Company believes that this measure is a better reflection of the reserves on the Company’s loan portfolio. The following table shows the allowance for loan losses as a percentage of the total loan portfolio, adjusted for acquisition accounting, as of the quarters ended (dollars in thousands):

	March 31,	December 31,	March 31,
	2015	2014	2014
Allowance for loan losses	$30,977	$32,384	$30,907
Remaining fair value mark on acquired performing loans	23,794	24,340	25,515
Adjusted allowance for loan losses	$54,771	$56,724	$56,422

Loans, net of deferred fees and costs	$5,387,755	$5,345,996	$5,274,198
Remaining fair value mark on acquired performing loans	23,794	24,340	25,515
Less: PCI loans, net of fair value mark	91,346	105,788	138,431
Adjusted loans, net of deferred fees and costs	$5,320,203	$5,264,548	$5,161,282

Allowance for loan losses ratio	0.57%	0.61%	0.59%
Allowance for loan losses ratio, adjusted for acquisition accounting	1.03%	1.08%	1.09%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances ended March 31, 2015 and 2014 (dollars in thousands):

	Change In Net Interest Income
	March 31,
	2015		2014
	%	$	%	$
Change in Yield Curve:
+300 basis points	4.74	12,460	3.01	7,798
+200 basis points	3.29	8,640	2.08	5,386
+100 basis points	1.32	3,472	0.72	1,862
Most likely rate scenario	-	-	-	-
-100 basis points	(1.59)	(4,171)	(1.03)	(2,665)
-200 basis points	(3.71)	(9,740)	(3.41)	(8,859)
-300 basis points	(3.81)	(10,020)	(4.39)	(11,399)

Asset sensitivity indicates that in a rising interest rate environment the Company’s net interest income would increase and in a decreasing interest rate environment the Company’s net interest income would decrease. Liability sensitivity indicates that in a rising interest rate environment the Company’s net interest income would decrease and in a decreasing interest rate environment the Company’s net interest income would increase.

As of March 31, 2015, the Company is more asset sensitive when compared to March 31, 2014 due to changes in the composition of the balance sheet. In becoming “asset sensitive,” the Company expects net interest income to increase as market rates increase. In the decreasing interest rate environments, the Company shows a decline in net interest income as interest-earning assets re-price lower and interest-bearing deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 300 basis points interest rate environments, the Company does not believe the down 200 and 300 basis point scenarios are plausible given the current level of interest rates.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the periods ended March 31, 2015 and 2014 (dollars in thousands):

	Change In Economic Value of Equity
	March 31,
	2015		2014
	%	$	%	$
Change in Yield Curve:
+300 basis points	0.44	5,675	(4.72)	(63,030)
+200 basis points	1.43	18,365	(2.48)	(33,128)
+100 basis points	1.32	16,964	(0.92)	(12,250)
Most likely rate scenario	-	-	-	-
-100 basis points	(3.90)	(50,216)	(3.92)	(52,310)
-200 basis points	(8.96)	(115,286)	(9.63)	(128,531)
-300 basis points	(8.03)	(103,270)	(11.58)	(154,548)

The shock down 200 or 300 basis points analysis is not as meaningful since interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points.  While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity in rates down scenarios.

As of March 31, 2015, the Company’s economic value of equity model projects that a sudden increase in market interest rates would result in a smaller change in the Company’s estimated economic value of equity in the up 200 or 300 basis point scenarios compared to March 31, 2014. The Company generally has become less sensitive to market interest rate increases while sensitivity to market rate declines remain comparable as of March 31, 2015 compared to March 31, 2014.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities

Director Stock Retainer

Beginning in the third quarter of 2014, non-employee members of the Company’s Board of Directors could elect to receive, on a quarterly basis, either cash or Company common stock in lieu of an annual stock retainer for services as a director. Shares issued to non-employee directors of the Company’s Board of Directors from authorized but unissued shares of the Company’s common stock are compensation to such directors for their services to the applicable board. Such shares are considered exempt from registration as they are issued pursuant to Section 4(a)(2) of the Securities Act of 1933. The shares are also issued in a transaction that meets the requirements of Rule 16b-3(d) of the Exchange Act.

In the first quarter of 2015, the Company issued the following stock retainer awards to non-employee directors of the Company, including shares exempt from registration as set forth above:

	Issue Date	Total number of shares issued	Price per share ($)	Valuation ($)

Union Bankshares Corporation Board of Directors (1)	March 2, 2015	4,576	21.87	100,077
	Total	4,576		100,077

(1)	The price per share is based on the per share closing sale price of the Company’s common stock on the date prior to the issue date.

For the three months ended March 31, 2015, the aggregate amount of director services received by the Company for the stock issuances to non-employee directors of the Company was $100,077.

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program

The following information describes the Company’s common stock repurchases during the three months ended March 31, 2015:

Period	Total number of shares purchased (1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plan (2)	Approximate value of shares that may yet be purchased under the plan ($) (2)
December 31, 2014				12,460,000
January 1 - January 31, 2015	102,843	23.17	102,843	10,077,000
February 1 - February 28, 2015	-	-	-	10,077,000
March 1 - March 31, 2015	-	-	-	10,077,000
Total	102,843	23.17	102,843	10,077,000

(1)On January 31, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015.

(2)For purposes of the Company’s consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description
10.12	Union Bankshares Corporation Stock and Incentive Plan (as amended and restated effective April 21, 2015) (incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement; SEC file no. 333-203580).

10.23	Form of Time-Based Restricted Stock Agreement under Union Bankshares Corporation Stock and Incentive Plan (incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K filed on April 27, 2015).

10.24	Form of Performance Share Unit Agreement under Union Bankshares Corporation Stock and Incentive Plan (incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K filed on April 27, 2015).

15.01	Letter regarding unaudited interim financial information

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00	Interactive data files formatted in eXtensible Business Reporting Language for the quarter ended March 31, 2015 pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation
(Registrant)

Date: May 7, 2015	By:	/s/ G. William Beale
G. William Beale,
President and Chief Executive Officer
(principal executive officer)

Date: May 7, 2015	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

- 69 -