Form 10-Q
period 2015-06-30
Union Bankshares Corp
filed 2015-08-06
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of August 3, 2015 was 45,113,478.

UNION BANKSHARES CORPORATION

FORM 10-Q

ii

Glossary of Acronyms

AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union Bank & Trust, formerly known as Union First Market Bank
bps	–	Basis points
the Company	–	Union Bankshares Corporation
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
Exchange Act	–	Securities Exchange Act of 1934
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
U.S. GAAP or GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
HTM	–	Held to maturity
LIBOR	–	London Interbank Offered Rate
NPA	–	Nonperforming assets
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCI	–	Purchased credit impaired
SEC	–	U.S. Securities and Exchange Commission
StellarOne	–	StellarOne Corporation
TDR	–	Troubled debt restructuring
UMG	–	Union Mortgage Group, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$109,480	$112,752
Interest-bearing deposits in other banks	26,333	19,344
Money market investments	1	1
Federal funds sold	1,019	1,163
Total cash and cash equivalents	136,833	133,260

Securities available for sale, at fair value	888,362	1,102,114
Securities held to maturity, at carrying value	201,072	-
Restricted stock, at cost	50,171	54,854

Loans held for sale	39,450	42,519

Loans held for investment, net of deferred fees and costs	5,510,385	5,345,996
Less allowance for loan losses	32,344	32,384
Net loans held for investment	5,478,041	5,313,612

Premises and equipment, net	132,681	135,247
Other real estate owned, net of valuation allowance	22,222	28,118
Core deposit intangibles, net	27,394	31,755
Goodwill	293,522	293,522
Bank owned life insurance	141,284	139,005
Other assets	86,674	84,637
Total assets	$7,497,706	$7,358,643

LIABILITIES
Noninterest-bearing demand deposits	$1,289,676	$1,199,378
Interest-bearing deposits	4,494,798	4,439,392
Total deposits	5,784,474	5,638,770

Securities sold under agreements to repurchase	119,680	44,393
Other short-term borrowings	261,000	343,000
Long-term borrowings	300,294	299,542
Other liabilities	44,124	55,769
Total liabilities	6,509,572	6,381,474

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000; issued and outstanding, 45,112,893 shares and 45,162,853 shares, respectively.	59,672	59,795
Surplus	640,936	643,443
Retained earnings	278,297	261,676
Accumulated other comprehensive income	9,229	12,255
Total stockholders' equity	988,134	977,169

Total liabilities and stockholders' equity	$7,497,706	$7,358,643

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$62,604	$61,386	$123,056	$122,655
Interest on federal funds sold	-	-	1	-
Interest on deposits in other banks	24	9	41	21
Interest and dividends on securities:
Taxable	3,860	3,860	7,667	7,508
Nontaxable	3,366	3,379	6,690	6,658
Total interest and dividend income	69,854	68,634	137,455	136,842

Interest expense:
Interest on deposits	3,680	2,550	7,000	4,806
Interest on federal funds purchased	4	23	5	46
Interest on short-term borrowings	255	146	505	265
Interest on long-term borrowings	2,099	2,200	4,160	4,252
Total interest expense	6,038	4,919	11,670	9,369

Net interest income	63,816	63,715	125,785	127,473
Provision for credit losses	3,749	1,500	5,499	1,500
Net interest income after provision for credit losses	60,067	62,215	120,286	125,973

Noninterest income:
Service charges on deposit accounts	4,622	4,525	8,835	8,822
Other service charges and fees	4,051	4,164	7,634	7,508
Fiduciary and asset management fees	2,312	2,330	4,531	4,633
Gains on sales of mortgage loans, net of commissions	2,574	3,030	4,952	5,328
Gains on securities transactions, net	404	426	597	455
Bank owned life insurance income	1,134	1,183	2,269	2,272
Other operating income	1,115	622	2,448	1,050
Total noninterest income	16,212	16,280	31,266	30,068

Noninterest expenses:
Salaries and benefits	25,561	27,616	53,052	56,830
Occupancy expenses	5,173	5,102	10,305	10,282
Furniture and equipment expenses	2,989	2,637	5,803	5,505
Printing, postage, and supplies	1,408	1,170	2,779	2,392
Communications expense	1,143	1,351	2,322	2,450
Technology and data processing	3,216	2,792	6,471	5,866
Professional services	1,669	1,442	3,017	2,497
Marketing and advertising expense	2,372	1,692	4,060	2,757
FDIC assessment premiums and other insurance	1,280	1,593	2,679	2,986
Other taxes	1,554	1,507	3,105	2,892
Loan-related expenses	687	630	1,371	1,172
OREO and credit-related expenses	1,965	2,244	3,152	3,694
Amortization of intangible assets	2,138	2,455	4,361	5,071
Acquisition and conversion costs	-	4,661	-	17,829
Branch closure expenses	1,280	-	1,280	-
Other expenses	2,806	2,075	5,324	4,029
Total noninterest expenses	55,241	58,967	109,081	126,252

Income before income taxes	21,038	19,528	42,471	29,789
Income tax expense	5,690	4,855	11,422	7,407
Net income	$15,348	$14,673	$31,049	$22,382
Basic earnings per common share	$0.34	$0.32	$0.69	$0.48
Diluted earnings per common share	$0.34	$0.32	$0.69	$0.48
Dividends declared per common share	$0.17	$0.14	$0.32	$0.28
Basic weighted average number of common shares outstanding	45,128,698	46,194,880	45,117,396	46,583,975
Diluted weighted average number of common shares outstanding	45,209,814	46,296,870	45,198,727	46,686,592

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$15,348	$14,673	$31,049	$22,382
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	1,809	(778)	319	(203)
Reclassification adjustment for losses included in net income (net of tax, $22 and $117 for the three months and $169 and $142 for the six months ended June 30, 2015 and 2014)	41	217	313	264
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $3,686 and $3,625 for the three months and $1,649 and $7,024 for the six months ended June 30, 2015 and 2014)	(6,845)	6,733	(3,062)	13,046
Reclassification adjustment for (gains) losses included in net income (net of tax, $142 and $9 for the three months and $209 and $19 for the six months ended June 30, 2015 and 2014)	(263)	(17)	(388)	(36)
HTM securities:
Accretion of unrealized gain for AFS securities transferred to HTM (net of tax, $112 and $0 for the three months and $112 and $0 for the six months ended June 30, 2015 and 2014).	(208)	-	(208)	-
Other comprehensive income (loss)	(5,466)	6,155	(3,026)	13,071
Comprehensive income	$9,882	$20,828	$28,023	$35,453

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollars in thousands, except share amounts)

	Common Stock	Surplus	Retained Earnings (1)	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance - December 31, 2013	$33,020	$170,770	$236,210	$(2,190)	$437,810
Net income - 2014			22,382		22,382
Other comprehensive income (net of taxes of $7,147)				13,071	13,071
Issuance of common stock in regard to acquisition (22,147,874 shares)	29,457	520,066			549,523
Dividends on common stock ($0.28 per share)			(12,503)		(12,503)
Stock purchased under stock repurchase plan (1,342,075 shares)	(1,785)	(32,121)			(33,906)
Issuance of common stock under Dividend Reinvestment Plan (23,187 shares)	31	522	(553)		-
Issuance of common stock under Equity Compensation Plans (60,470 shares)	80	863			943
Vesting of restricted stock under Equity Compensation Plans (8,254 shares)	11	(11)			-
Net settle for taxes on Restricted Stock Awards (62,287 shares)	(83)	(1,464)			(1,547)
Stock-based compensation expense		554			554
Balance - June 30, 2014	$60,731	$659,179	$245,536	$10,881	$976,327

Balance - December 31, 2014	$59,795	$643,443	$261,676	$12,255	$977,169
Net income - 2015			31,049		31,049
Other comprehensive income (net of taxes of $1,801)				(3,026)	(3,026)
Dividends on common stock ($0.32 per share)			(13,727)		(13,727)
Stock purchased under stock repurchase plan (181,356 shares)	(240)	(3,890)			(4,130)
Issuance of common stock under Dividend Reinvestment Plan (33,710 shares)	45	656	(701)		-
Issuance of common stock under Equity Compensation Plans (25,873 shares)	34	386			420
Issuance of common stock for services rendered (9,200 shares)	12	188			200
Vesting of restricted stock under Equity Compensation Plans (30,401 shares)	40	(40)			-
Net settle for taxes on Restricted Stock Awards (10,352 shares)	(14)	(210)			(224)
Stock-based compensation expense		403			403
Balance - June 30, 2015	$59,672	$640,936	$278,297	$9,229	$988,134

(1) Retained earnings as of December 31, 2013 and 2014 includes the cumulative impact of $429,000 and $856,000, respectively, resulting from the adoption of ASU 2014-01 “Accounting For Investments in Qualified Affordable Housing Projects.” See “Note 1 - Accounting Policies” for additional information.

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollars in thousands)

	2015	2014
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$31,049	$22,382
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of bank premises and equipment	5,374	5,470
Writedown of OREO	1,300	1,073
Amortization, net	6,946	7,129
Amortization related to acquisition, net	705	306
Provision for credit losses	5,499	1,500
Gains on securities transactions, net	(597)	(455)
Decrease in loans held for sale, net	3,069	940
Losses (gains) on sales of other real estate owned, net	100	(30)
Losses on sales of bank premises, net	74	304
Stock-based compensation expenses	403	554
Issuance of common stock for services	200	-
Net (increase) decrease in other assets	(2,799)	13,062
Net decrease in other liabilities	(11,213)	(3,341)
Net cash and cash equivalents provided by operating activities	40,110	48,894
Investing activities:
Purchases of securities available for sale	(122,049)	(291,070)
Proceeds from sales of securities available for sale	58,157	259,077
Proceeds from maturities, calls and paydowns of securities available for sale	70,086	68,448
Net (increase) decrease in loans	(168,449)	41,555
Net increase in bank premises and equipment	(3,284)	(4,879)
Proceeds from sales of other real estate owned	5,609	7,713
Improvements to other real estate owned	(299)	(59)
Cash paid for equity-method investments	(355)	-
Cash acquired in bank acquisitions	-	49,989
Net cash and cash equivalents (used in) provided by investing activities	(160,584)	130,774
Financing activities:
Net increase in noninterest-bearing deposits	90,298	95,205
Net increase (decrease) in interest-bearing deposits	57,096	(71,978)
Net decrease in short-term borrowings	(6,713)	(70,906)
Net increase in long-term borrowings	1,027	881
Cash dividends paid - common stock	(13,727)	(12,503)
Repurchase of common stock	(4,130)	(33,906)
Issuance of common stock	420	943
Taxes paid related to net share settlement of equity awards	(224)	(1,547)
Net cash and cash equivalents provided by (used in) financing activities	124,047	(93,811)
Increase in cash and cash equivalents	3,573	85,857
Cash and cash equivalents at beginning of the period	133,260	73,023
Cash and cash equivalents at end of the period	$136,833	$158,880

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$13,784	$13,788
Income taxes	12,400	5,800

Supplemental schedule of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(5,308)	$20,015
Transfer from securities available for sale to securities held to maturity	201,822	-
Changes in fair value of interest rate swap loss	632	61
Transfers between loans and other real estate owned	412	2,704
Transfers from bank premises to other real estate owned	402	6,052
Issuance of common stock in exchange for net assets in acquisition	-	549,523

Transactions related to bank acquisition
Assets acquired	-	2,957,521
Liabilities assumed	-	2,642,120

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	ACCOUNTING POLICIES

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

Adoption of New Accounting Standards

The Company adopted ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” as of January 1, 2015. As permitted by the guidance, the Company adopted the proportional amortization method of accounting for qualified affordable housing projects. The proportional amortization method amortizes the cost of the investment over the period in which the Company will receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income taxes attributable to continuing operations. Historically, these investments were accounted for under the equity method of accounting and the passive losses related to the investments were recognized within noninterest expense. The Company adopted this guidance in the first quarter of 2015 with retrospective application as required by the ASU. Prior period results and related metrics have been recast to conform to this presentation. The recast of prior period information did not have a material impact on the Company’s financial condition or results of operations.

For the three and six months ended June 30, 2015, the Company recognized amortization of $104,000 and $279,000, respectively, and tax credits of $170,000 and $427,000, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. The carrying value of the Company’s investments in these qualified affordable housing projects was $9.7 million and $10.4 million as of June 30, 2015 and December 31, 2014, respectively. The Company recorded a liability of $5.1 million for the related unfunded commitments as of June 30, 2015, which are expected to be paid from 2015 to 2018.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The ASU does not change the existing recognition and measurement guidance for debt issuance costs but requires that debt issuance costs related to a debt liability recorded on the balance sheet be present in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments should be disclosed consistent with the disclosure requirement of a change in accounting principle and applied on a retrospective basis. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses; otherwise, the customer should account for the arrangement as a service contract. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of ASU 2015-05 will have on its consolidated financial statements.

2.	ACQUISITIONS

The Company’s merger and acquisition strategy focuses on high-growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance, and good asset quality, among other factors. On January 1, 2014, the Company completed the acquisition of StellarOne, a bank holding company based in Charlottesville, Virginia, in an all-stock transaction. StellarOne’s common shareholders received 0.9739 shares of the Company’s common stock in exchange for each share of StellarOne’s common stock, resulting in the Company issuing 22,147,874 shares of common stock at a fair value of $549.5 million. The fair value of assets acquired totaled $2.96 billion and liabilities assumed totaled $2.64 billion. As a result of the transaction, StellarOne’s former bank subsidiary, StellarOne Bank, became a wholly owned bank subsidiary of the Company. On May 9, 2014, StellarOne Bank was merged with and into the Bank. Information regarding this acquisition is included in the Company’s 2014 Annual Report on Form 10-K. The Company did not complete any acquisitions of businesses in 2015.

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments had the following impact on the Consolidated Statements of Income during the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Loans (1)	$1,052	$(219)	$1,691	$(765)
Core deposit intangible (2)	(2,138)	(2,456)	(4,361)	(5,072)
Borrowings (3)	137	75	275	150
Time deposits (4)	614	2,460	1,690	5,381
Net impact to income before taxes	$(335)	$(140)	$(705)	$(306)

(1) Loan discount (premium) accretion (amortization) is included in “Interest and fees on loans” in the “Interest and dividend income” section of the Company's Consolidated Statements of Income.

(2) Core deposit intangible premium amortization is included in “Amortization of intangible assets” in the “Noninterest expense” section of the Company's Consolidated Statements of Income.

(3) Borrowings discount accretion is included in “Interest on long-term borrowings” in the “Interest Expense” section of the Company's Consolidated Statements of Income.

(4) Certificate of deposit discount accretion is included in “Interest on deposits” in the “Interest expense” section of the Company's Consolidated Statements of Income.

3.	SECURITIES

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of June 30, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2015
U.S. government and agency securities	$8,149	$231	$-	$8,380
Obligations of states and political subdivisions	241,323	7,811	(1,493)	247,641
Corporate bonds	75,551	67	(464)	75,154
Mortgage-backed securities	539,665	9,094	(1,765)	546,994
Other securities	10,181	28	(16)	10,193
Total available for sale securities	$874,869	$17,231	$(3,738)	$888,362

December 31, 2014
U.S. government and agency securities	$8,313	$166	$(25)	$8,454
Obligations of states and political subdivisions	427,483	18,885	(721)	445,647
Corporate bonds	78,744	244	(308)	78,680
Mortgage-backed securities	550,716	9,411	(798)	559,329
Other securities	9,979	31	(6)	10,004
Total available for sale securities	$1,075,235	$28,737	$(1,858)	$1,102,114

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s available for sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2015
Obligations of states and political subdivisions	$46,361	$(1,107)	$6,491	$(386)	$52,852	$(1,493)
Mortgage-backed securities	175,493	(1,344)	29,589	(421)	205,082	(1,765)
Corporate bonds and other securities	33,808	(201)	23,470	(279)	57,278	(480)
Total available for sale	$255,662	$(2,652)	$59,550	$(1,086)	$315,212	$(3,738)

December 31, 2014
U.S. government and agency securities	$7,055	$(25)	$-	$-	$7,055	$(25)
Obligations of states and political subdivisions	13,602	(93)	42,514	(628)	56,116	(721)
Mortgage-backed securities	60,151	(362)	49,581	(436)	109,732	(798)
Corporate bonds and other securities	43,923	(244)	4,309	(70)	48,232	(314)
Total available for sale	$124,731	$(724)	$96,404	$(1,134)	$221,135	$(1,858)

As of June 30, 2015, there were $59.6 million, or 24 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.1 million and consisted of municipal obligations, mortgage-backed securities, and corporate bonds. As of December 31, 2014, there were $96.4 million, or 60 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.1 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. The Company has determined that these securities are temporarily impaired as of June 30, 2015 and December 31, 2014 for the reasons set out below:

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

Mortgage-backed securities. This category’s unrealized losses are primarily the result of interest rate fluctuations. Since the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired. Also, the majority of the Company’s mortgage-backed securities are agency-backed securities, which have a government guarantee.

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

The following table presents the amortized cost and estimated fair value of available for sale securities as of June 30, 2015 and December 31, 2014, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$22,204	$22,302	$19,345	$19,434
Due after one year through five years	57,278	58,826	41,545	43,070
Due after five years through ten years	234,339	239,495	306,900	314,044
Due after ten years	561,048	567,739	707,445	725,566
Total securities available for sale	$874,869	$888,362	$1,075,235	$1,102,114

The following table presents available for sale securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
	Fair Value	Fair Value
Public deposits	$149,354	$312,793
Repurchase agreements	125,731	51,842
Other purposes	32,087	32,360
Total pledged securities	$307,172	$396,995

Held to Maturity

During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The Company transferred these securities to held to maturity to reduce the impact of price volatility on capital and in consideration of changes to the regulatory environment. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer with a remaining balance of $7.8 million as of June 30, 2015.

The Company reports securities held to maturity on the Consolidated Balance Sheets at carrying value. Carrying value is amortized cost which includes any unamortized unrealized gains and losses recognized in accumulated other comprehensive income prior to reclassifying the securities from securities available for sale to securities held to maturity. Investment securities transferred into the held to maturity category from the available for sale category are recorded at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the securities held to maturity. Such unrealized gains/(losses) are accreted over the remaining life of the security with no impact on future net income.

The carrying value, gross unrealized gains and losses, and estimated fair values of securities held to maturity as of June 30, 2015 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value (1)	Gains	(Losses)	Fair Value
June 30, 2015
Obligations of states and political subdivisions	$201,072	$2,127	$(3,724)	$199,475

(1) The carrying value includes $7.8 million of unrealized gains and losses present at the time of transfer from available for securities, net of any accretion.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s held to maturity investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2015
Obligations of states and political subdivisions	$181,093	$(3,680)	$4,209	$(44)	$185,302	$(3,724)

As of June 30, 2015, there were $4.2 million, or 4 issues, of individual held to maturity securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $44,000 and consisted of municipal obligations. The Company has determined that these securities are temporarily impaired as of June 30, 2015, as the related unrealized losses are primarily the result of interest rate fluctuations.

The following table presents the amortized cost and estimated fair value of held to maturity securities as of June 30, 2015, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Carrying	Estimated
	Value (1)	Fair Value
Due in one year or less	$1,322	$1,334
Due after one year through five years	5,268	5,276
Due after five years through ten years	31,977	31,709
Due after ten years	162,505	161,156
Total securities held to maturity	$201,072	$199,475

(1) The carrying value includes $7.8 million of unrealized gains and losses present at the time of transfer from available for securities, net of any accretion.

The following table presents held to maturity securities which were pledged to secure public deposits as permitted or required by law as of June 30, 2015 (dollars in thousands):

June 30, 2015
Fair
Value
Public deposits	$199,475
Total pledged securities	$199,475

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At June 30, 2015, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. At December 31, 2014, the FHLB required the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of its outstanding capital at both June 30, 2015 and December 31, 2014. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $23.8 million for both June 30, 2015 and December 31, 2014 and FHLB stock in the amount of $26.4 million and $31.0 million as of June 30, 2015 and December 31, 2014, respectively.

Other-Than-Temporary-Impairment

During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the quarter ended June 30, 2015, and in accordance with the guidance, no OTTI was recognized.

Realized Gains and Losses

The following table presents the gross realized gains and losses on the sale of securities available for sale and the proceeds from the sale of securities available for sale during the three and six months ended June 30, 2015 (dollars in thousands). The Company did not sell any investment securities that are held to maturity.

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Realized gains (losses):
Gross realized gains	$491	$684
Gross realized losses	(87)	(87)
Net realized gains	$404	$597

The following table presents the gross realized gains and losses on the sale of securities available for sale and the proceeds from the sale of securities available for sale during the three and six months ended June 30, 2014 (dollars in thousands).

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Realized gains (losses):
Gross realized gains	$432	$464
Gross realized losses	(6)	(9)
Net realized gains	$426	$455

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30,	December 31,
	2015	2014
Commercial:
Commercial Construction	$378,204	$341,280
Commercial Real Estate - Owner Occupied	874,582	875,443
Commercial Real Estate - Non-Owner Occupied	1,569,306	1,509,159
Raw Land and Lots	201,630	211,225
Single Family Investment Real Estate	435,068	412,494
Commercial and Industrial	450,682	393,776
Other Commercial	90,556	81,106
Consumer:
Mortgage	470,707	478,151
Consumer Construction	65,105	74,168
Indirect Auto	208,195	199,411
Indirect Marine	42,306	43,190
HELOCs	488,891	500,579
Credit Card	26,349	24,225
Other Consumer	208,804	201,789
Total	$5,510,385	$5,345,996

The following table shows the aging of the Company’s loan portfolio, by class, at June 30, 2015 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$-	$-	$126	$2,921	$1,907	$373,250	$378,204
Commercial Real Estate - Owner Occupied	169	341	705	29,838	3,625	839,904	874,582
Commercial Real Estate - Non-Owner Occupied	3,336	1,199	798	20,016	200	1,543,757	1,569,306
Raw Land and Lots	135	207	128	5,103	403	195,654	201,630
Single Family Investment Real Estate	487	232	515	15,504	782	417,548	435,068
Commercial and Industrial	1,727	285	509	3,025	1,074	444,062	450,682
Other Commercial	566	10	-	1,112	65	88,803	90,556
Consumer:
Mortgage	1,760	3,872	4,329	6,605	1,054	453,087	470,707
Consumer Construction	-	-	819	508	-	63,778	65,105
Indirect Auto	1,631	229	215	-	-	206,120	208,195
Indirect Marine	374	-	-	-	48	41,884	42,306
HELOCs	2,516	387	1,289	1,840	161	482,698	488,891
Credit Card	161	70	180	-	-	25,938	26,349
Other Consumer	2,285	612	1,290	1,369	202	203,046	208,804
Total	$15,147	$7,444	$10,903	$87,841	$9,521	$5,379,529	$5,510,385

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2014 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$815	$-	$-	$3,782	$968	$335,715	$341,280
Commercial Real Estate - Owner Occupied	621	1,542	1,683	31,167	1,060	839,370	875,443
Commercial Real Estate - Non-Owner Occupied	3,984	237	91	28,869	5,902	1,470,076	1,509,159
Raw Land and Lots	145	44	194	7,427	2,359	201,056	211,225
Single Family Investment Real Estate	2,825	338	734	16,879	2,070	389,648	412,494
Commercial and Industrial	1,250	529	549	3,855	3,286	384,307	393,776
Other Commercial	42	2	-	2,256	74	78,732	81,106
Consumer:
Mortgage	12,851	4,300	4,095	7,394	2,485	447,026	478,151
Consumer Construction	120	-	844	516	-	72,688	74,168
Indirect Auto	1,593	263	317	-	-	197,238	199,411
Indirect Marine	150	-	-	-	201	42,839	43,190
HELOCs	3,082	955	820	2,000	258	493,464	500,579
Credit Card	232	108	219	-	-	23,666	24,225
Other Consumer	1,587	412	501	1,643	592	197,054	201,789
Total	$29,297	$8,730	$10,047	$105,788	$19,255	$5,172,879	$5,345,996

The following table shows the PCI commercial and consumer loan portfolios, by class and their delinquency status, at June 30, 2015 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Construction	$-	$609	$2,312	$2,921
Commercial Real Estate - Owner Occupied	1,029	1,484	27,325	29,838
Commercial Real Estate - Non-Owner Occupied	1,775	321	17,920	20,016
Raw Land and Lots	376	105	4,622	5,103
Single Family Investment Real Estate	425	686	14,393	15,504
Commercial and Industrial	226	68	2,731	3,025
Other Commercial	120	184	808	1,112
Consumer:
Mortgage	916	2,557	3,132	6,605
Consumer Construction	-	508	-	508
HELOCs	210	501	1,129	1,840
Other Consumer	48	152	1,169	1,369
Total	$5,125	$7,175	$75,541	$87,841

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

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans related to the StellarOne acquisition, by class at June 30, 2015 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$6,506	$6,783	$-	$5,897	$135
Commercial Real Estate - Owner Occupied	12,917	13,182	-	12,664	258
Commercial Real Estate - Non-Owner Occupied	12,566	12,882	-	12,880	317
Raw Land and Lots	39,679	39,887	-	40,698	1,179
Single Family Investment Real Estate	2,805	3,214	-	3,001	54
Commercial and Industrial	3,361	4,070	-	3,533	67
Other Commercial	923	928	-	954	28
Consumer:
Mortgage	1,568	1,582	-	1,580	29
Indirect Auto	-	4	-	1	-
HELOCs	779	911	-	856	10
Other Consumer	82	204	-	149	-
Total impaired loans without a specific allowance	$81,186	$83,647	$-	$82,213	$2,077

Loans with a specific allowance
Commercial:
Commercial Construction	$370	$370	$10	$485	$10
Commercial Real Estate - Owner Occupied	5,162	5,177	656	5,343	83
Commercial Real Estate - Non-Owner Occupied	937	937	81	932	27
Raw Land and Lots	717	717	19	760	17
Single Family Investment Real Estate	2,742	2,766	182	2,859	68
Commercial and Industrial	2,228	2,279	474	2,308	50
Other Commercial	469	490	41	507	11
Consumer:
Mortgage	1,395	1,448	29	1,425	6
Consumer Construction	376	376	33	378	9
Indirect Marine	48	149	1	54	-
Other Consumer	226	345	84	276	1
Total impaired loans with a specific allowance	$14,670	$15,054	$1,610	$15,327	$282
Total impaired loans	$95,856	$98,701	$1,610	$97,540	$2,359

The following table shows the Company’s impaired loans, by class, at December 31, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$5,281	$5,367	$-	$5,755	$165
Commercial Real Estate - Owner Occupied	15,722	16,430	-	16,774	737
Commercial Real Estate - Non-Owner Occupied	22,917	22,917	-	23,209	1,116
Raw Land and Lots	44,790	47,662	-	47,988	2,124
Single Family Investment Real Estate	4,197	4,881	-	6,534	170
Commercial and Industrial	4,453	7,933	-	5,070	121
Other Commercial	1,536	1,538	-	1,624	90
Consumer:
Mortgage	1,571	1,582	-	1,583	58
Indirect Auto	-	6	-	4	-
Indirect Marine	201	505	-	281	-
HELOCs	559	699	-	573	8
Other Consumer	89	208	-	107	-
Total impaired loans without a specific allowance	$101,316	$109,728	$-	$109,502	$4,589

Loans with a specific allowance
Commercial:
Commercial Construction	$570	$570	$51	$506	$13
Commercial Real Estate - Owner Occupied	5,951	5,999	355	5,946	280
Commercial Real Estate - Non-Owner Occupied	10,575	10,572	2,017	10,823	474
Raw Land and Lots	1,343	1,373	98	1,472	59
Single Family Investment Real Estate	4,125	4,144	562	4,293	159
Commercial and Industrial	2,938	3,009	582	3,125	138
Other Commercial	359	378	32	442	29
Consumer:
Mortgage	3,323	3,375	481	3,381	60
Consumer Construction	375	375	34	373	19
Indirect Marine	192	192	5	199	15
HELOCs	434	434	4	436	17
Other Consumer	679	706	310	686	19
Total impaired loans with a specific allowance	$30,864	$31,127	$4,531	$31,682	$1,282
Total impaired loans	$132,180	$140,855	$4,531	$141,184	$5,871

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. TDRs totaled $22.1 million and $26.8 million as of June 30, 2015 and December 31, 2014, respectively. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the quarter ended June 30, 2015, the recorded investment in restructured loans prior to modifications was not materially impacted by the modification.

The following table provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed on nonaccrual status, which are considered to be nonperforming, as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015			December 31, 2014
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	1	$296	$-	1	$707	$-
Commercial Real Estate - Owner Occupied	5	1,659	-	3	682	-
Commercial Real Estate - Non-Owner Occupied	3	2,448	-	3	3,362	-
Raw Land and Lots	5	13,995	-	9	14,777	-
Single Family Investment Real Estate	2	446	-	6	1,046	-
Commercial and Industrial	2	50	-	9	722	-
Other Commercial	2	213	-	1	191	-
Consumer:
Mortgage	6	740	-	7	1,244	-
Other Consumer	1	33	-	3	98	-
Total performing	27	$19,880	$-	42	$22,829	$-

Nonperforming
Commercial:
Commercial Construction	1	$260	$-	1	$253	$-
Commercial Real Estate - Owner Occupied	1	142	-	2	153	-
Commercial Real Estate - Non-Owner Occupied	1	200	-	1	539	-
Raw Land and Lots	1	34	-	2	1,053	-
Single Family Investment Real Estate	2	237	-	1	433	-
Commercial and Industrial	4	513	-	5	616	-
Other Commercial	1	65	-	1	74	-
Consumer:
Mortgage	2	756	-	2	770	-
Other Consumer	1	37	-	1	57	-
Total nonperforming	14	$2,244	$-	16	$3,948	$-

Total performing and nonperforming	41	$22,124	$-	58	$26,777	$-

The Company considers a default of a restructured loan to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three and six months ended June 30, 2015, the Company did not identify any restructured loans that went into default that had been restructured in the twelve-month period prior to default. During the three and six months ended June 30, 2014, the Company identified one loan, totaling approximately $24,000, that went into default that had been restructured in the twelve-month period prior to the time of default. This loan was a mortgage loan which had a term modification at a market rate.

The following table shows, by class and modification type, TDRs that occurred during the three and six months ended June 30, 2015 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2015		June 30, 2015
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Term modification, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	1	$120	1	$120
Commercial and Industrial	-	-	1	18
Total loan term extended at a market rate	1	$120	2	$138

Term modification, below market rate
Commercial:
Commercial Real Estate - Owner Occupied	1	$873	1	$873
Total loan term extended at a below market rate	1	$873	1	$873

Total	2	$993	3	$1,011

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

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by portfolio segment for the six months ended and as of June 30, 2015. The table below includes the provision for loan losses. In addition, a $200,000 provision was recognized during the current quarter for unfunded loan commitments for which the reserves are recorded as a component of “Other Liabilities” on the Company’s Consolidated Balance Sheets. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of the year	$22,352	$10,032	$32,384
Recoveries credited to allowance	897	799	1,696
Loans charged off	(5,248)	(1,787)	(7,035)
Provision charged to operations	5,532	(233)	5,299
Balance, end of period	$23,533	$8,811	$32,344

Ending Balance, ALL:
Loans individually evaluated for impairment	$1,463	$147	$1,610
Loans collectively evaluated for impairment	22,070	8,664	30,734
Loans acquired with deteriorated credit quality	-	-	-
Total	$23,533	$8,811	$32,344

Ending Balance, Loans:
Loans individually evaluated for impairment	$90,917	$4,298	$95,215
Loans collectively evaluated for impairment	3,831,592	1,495,737	5,327,329
Loans acquired with deteriorated credit quality	77,519	10,322	87,841
Total	$4,000,028	$1,510,357	$5,510,385

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by portfolio segment for the six months ended and as of June 30, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of the year	$19,908	$10,227	$30,135
Recoveries credited to allowance	1,599	572	2,171
Loans charged off	(1,068)	(1,359)	(2,427)
Provision charged to operations	204	1,296	1,500
Balance, end of period	$20,643	$10,736	$31,379

Ending Balance, ALL:
Loans individually evaluated for impairment	$2,117	$399	$2,516
Loans collectively evaluated for impairment	18,526	10,337	28,863
Loans acquired with deteriorated credit quality	-	-	-
Total	$20,643	$10,736	$31,379

Ending Balance, Loans:
Loans individually evaluated for impairment	$104,620	$8,047	$112,667
Loans collectively evaluated for impairment	3,482,781	1,506,514	4,989,295
Loans acquired with deteriorated credit quality	114,893	16,214	131,107
Total	$3,702,294	$1,530,775	$5,233,069

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

The following table shows the recorded investment in all loans, excluding PCI loans, in the commercial portfolios by class with their related risk rating current as of June 30, 2015 (dollars in thousands):

	1-3	4	5	6	7	8	Total
Commercial Construction	$34,756	$310,970	$17,583	$9,343	$2,631	$-	$375,283
Commercial Real Estate - Owner Occupied	183,155	629,284	14,460	6,471	9,792	1,582	844,744
Commercial Real Estate - Non-Owner Occupied	407,562	1,081,215	22,487	24,523	13,503	-	1,549,290
Raw Land and Lots	11,696	132,386	9,814	16,359	26,272	-	196,527
Single Family Investment Real Estate	66,052	333,533	8,794	6,190	4,995	-	419,564
Commercial and Industrial	195,917	231,994	10,823	4,319	4,604	-	447,657
Other Commercial	45,749	38,475	2,917	911	1,392	-	89,444
Total	$944,887	$2,757,857	$86,878	$68,116	$63,189	$1,582	$3,922,509

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

The following table shows the recorded investment in only PCI loans in the commercial portfolios by class with their related risk rating and credit quality indicator information current as of June 30, 2015 (dollars in thousands):

	4	5	6	7	8	Total
Commercial Construction	$-	$-	$2,311	$149	$461	$2,921
Commercial Real Estate - Owner Occupied	5,544	581	8,856	14,857	-	29,838
Commercial Real Estate - Non-Owner Occupied	5,070	3,801	7,648	3,497	-	20,016
Raw Land and Lots	1,511	533	1,938	1,121	-	5,103
Single Family Investment Real Estate	4,674	1,710	4,100	5,020	-	15,504
Commercial and Industrial	422	12	917	1,650	24	3,025
Other Commercial	91	-	476	545	-	1,112
Total	$17,312	$6,637	$26,246	$26,839	$485	$77,519

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the Six Months ended June 30,
	2015	2014
Balance at beginning of period	$28,956	$2,980
Additions	-	34,653
Accretion	(3,106)	(3,677)
Reclass of nonaccretable difference due to improvement in expected cash flows	2,976	-
Other, net (1)	(4,784)	(1,365)
Balance at end of period	$24,042	$32,591

(1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, totaled $87.8 million at June 30, 2015 and $105.8 million at December 31, 2014. The outstanding balance of the Company’s PCI loan portfolio totaled $107.1 million at June 30, 2015 and $126.3 million at December 31, 2014. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $1.6 billion at June 30, 2015 and $1.8 billion at December 31, 2014; the remaining discount on these loans totaled $23.0 million at June 30, 2015 and $24.3 million at December 31, 2014, respectively.

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

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the second quarter of 2015 and determined that there was no impairment to its goodwill or intangible assets.

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2015
Amortizable core deposit intangibles	$76,185	$48,791	$27,394

December 31, 2014
Amortizable core deposit intangibles	$76,185	$44,430	$31,755

June 30, 2014
Amortizable core deposit intangibles	$76,185	$39,706	$36,479

Amortization expense of core deposit intangibles for the three and six months ended June 30, 2015 totaled $2.1 million and $4.4 million, respectively; for the three and six months ended June 30, 2014 totaled $2.5 million and $5.1 million, respectively; and for the year ended December 31, 2014 was $9.8 million. As of June 30, 2015, the estimated remaining amortization expense of core deposit intangibles is as follows (dollars in thousands):

For the remaining six months of 2015	$4,085
For the year ending December 31, 2016	6,932
For the year ending December 31, 2017	5,590
For the year ending December 31, 2018	4,144
For the year ending December 31, 2019	3,093
For the year ending December 31, 2020	2,027
Thereafter	1,523
Total estimated amortization expense	$27,394

6.	BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Total short-term borrowings consist of the following as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30,	December 31,
	2015	2014
Securities sold under agreements to repurchase	$119,680	$44,393
Other short-term borrowings	261,000	343,000
Total short-term borrowings	$380,680	$387,393

Maximum month-end outstanding balance	$445,761	$387,393
Average outstanding balance during the period	391,424	237,896
Average interest rate during the period	0.26%	0.24%
Average interest rate at end of period	0.25%	0.31%

Other short-term borrowings:
FHLB	$255,000	$335,000
Other lines of credit	6,000	8,000

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $175.0 million and $150.0 million at June 30, 2015 and December 31, 2014, respectively. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $1.5 billion and $1.4 billion at June 30, 2015 and December 31, 2014, respectively.

Long-term Borrowings

In connection with two bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. In connection with the acquisition of StellarOne, the Company acquired trust preferred capital notes totaling $32.0 million with a remaining fair value discount of $7.1 million at June 30, 2015. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Principal	Investment(1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	3.03%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	1.68%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	3.01%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	3.38%	6/26/2033
Total	$90,500,000	$2,801,000

(1) reported as “Other Assets” within the Consolidated Balance Sheets.

As part of a prior acquisition, the Company assumed subordinated debt with terms of LIBOR plus 1.45% and a maturity date of April 2016. At June 30, 2015, the carrying value of the subordinated debt was $17.5 million, with a remaining fair value discount of $408,000.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s Consolidated Balance Sheets. In accordance with ASC 470-50, Modifications and Extinguishments, the Company will amortize this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings in the Company’s Consolidated Statements of Income. Amortization expense for the three and six months ended June 30, 2015 and 2014 was $455,000 and $902,000 and $444,000 and $881,000, respectively.

In connection with the StellarOne acquisition, the Company assumed $70.0 million in long-term borrowings with the FHLB that had a remaining fair value premium of $1.6 million at June 30, 2015.

As of June 30, 2015, the Company had advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	0.72%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	0.74%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	0.74%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	0.74%	11/23/2022	10,000
Fixed Rate	-	3.62%	11/28/2017	10,000
Fixed Rate	-	3.44%	7/28/2015	10,000
Fixed Rate	-	3.75%	7/30/2018	5,000
Fixed Rate	-	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	-	2.11%	10/5/2016	25,000
Fixed Rate Hybrid	-	0.91%	7/25/2016	15,000
				$210,000

As of December 31, 2014, the Company had advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	0.70%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	0.71%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	0.71%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	0.71%	11/23/2022	10,000
Fixed Rate	-	3.62%	11/28/2017	10,000
Fixed Rate	-	3.44%	7/28/2015	10,000
Fixed Rate	-	3.75%	7/30/2018	5,000
Fixed Rate	-	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	-	2.11%	10/5/2016	25,000
Fixed Rate Hybrid	-	0.91%	7/25/2016	15,000
				$210,000

The carrying value of the loans and securities pledged as collateral for FHLB advances totaled $1.8 billion and $1.2 billion as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Debt	FHLB Advances	Fair Value Premium (Discount)	Prepayment Penalty	Total Long-term Borrowings
Remaining six months in 2015	$-	$-	$10,000	$25	$(929)	$9,096
2016	-	17,500	40,000	271	(1,882)	55,889
2017	-	-	10,000	170	(1,922)	8,248
2018	-	-	10,000	(143)	(1,970)	7,887
2019	-	-	-	(286)	(2,018)	(2,304)
2020	-	-	-	(301)	(2,074)	(2,375)
Thereafter	93,301	-	140,000	(5,622)	(3,826)	223,853
Total Long-term borrowings	$93,301	$17,500	$210,000	$(5,886)	$(14,621)	$300,294

7.	COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on balance sheet. The Company considers historical loss rates, current economic conditions, risk ratings, and past due status among other factors in the consideration of whether credit losses are inherent in the Company’s off-balance sheet commitments to extend credit. The Company does not expect credit losses arising from off-balance sheet commitments to have a material adverse impact on the Company’s consolidated financial statements.

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

UMG, a wholly owned subsidiary of the Bank, uses rate lock commitments and best efforts contracts during the origination process and for loans held for sale. These best efforts contracts are designed to mitigate UMG’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale. The Company held approximately $2.7 million and $2.6 million in loans available for sale in which the related rate lock commitment had expired as of June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, the reserves associated with these loans held for sale were $102,000 and $104,000, respectively, and are reflected on the balance sheet of the mortgage segment.

The following table presents the balances of commitments and contingencies (dollars in thousands):

	June 30,	December 31,
	2015	2014
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$1,498,272	$1,601,287
Standby letters of credit	119,611	117,988
Mortgage loan rate lock commitments	74,848	49,552
Total commitments with off-balance sheet risk	$1,692,731	$1,768,827
Commitments with balance sheet risk:
Loans held for sale	$39,450	$42,519
Total other commitments	$1,732,181	$1,811,346

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended June 30, 2015 and December 31, 2014, the aggregate amount of daily average required reserves was approximately $47.9 million and $48.7 million, respectively.

The Company has approximately $25.4 million in deposits in other financial institutions, of which $9.5 million and $3.5 million serve as collateral for the cash flow hedges and loan swaps, respectively, as discussed in Note 8 “Derivatives”. The Company had approximately $11.3 million in deposits in other financial institutions that were uninsured at June 30, 2015. On an annual basis, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 8 “Derivatives” for additional information.

In the ordinary course of business, the Company records an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates; as of June 30, 2015 and December 31, 2014, the Company’s indemnification reserve for such mortgage loans was $447,000 and $662,000, respectively.

8.	DERIVATIVES

The Company is exposed to economic risks arising from its business operations and uses derivatives primarily to manage risk associated with changing interest rates, and to assist customers with their risk management objectives. The Company designates its derivatives either as hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge) or as a free standing derivative such as interest rate lock commitments that do not qualify for hedge accounting. The Company uses interest rate derivatives to manage its exposure to interest rate movements and add stability to interest income and expense. The Company also enters into back-to-back loan swaps to assist customers in managing the risks due to changing interest rates.

Cash Flow Hedges

As part of its cash flow hedging strategy, the Company uses interest rate swap agreements to limit the variability of expected future cash flows (primarily associated with the Company’s variable rate borrowings) by exchanging a notional amount, equal to the principal amount of the borrowings, for fixed-rate interest based on benchmarked interest rates. As of June 30, 2015, the Company had 11 interest rate swaps designated as cash flow hedges with an aggregate notional amount of $263.0 million.

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

All swaps were entered into with counterparties that met the Company’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. As of June 30, 2015, the Company had $9.5 million of cash pledged as collateral for the cash flow hedges and securities with a market value of $4.5 million pledged as collateral for the prime loan swaps and FHLB advance swaps.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815, Derivatives and Hedging, the Company has designated the trust swaps, prime loan swaps, and FHLB advance swaps as cash flow hedges, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in interest income and interest expense in the Company’s Consolidated Statements of Income. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging instrument. Based on the Company’s assessment, its cash flow hedges are highly effective. At June 30, 2015, the fair value of the Company’s cash flow hedges was a net unrealized loss of $7.0 million, the amount the Company would have expected to pay if the contracts were terminated.

Shown below is a summary of the derivatives designated as cash flow hedges at June 30, 2015 and December 31, 2014 (dollars in thousands):

		Notional			Receive		Pay		Life
	Positions	Amount	Asset	Liability	Rate		Rate		(Years)
As of June 30, 2015
Pay fixed - receive floating interest rate swaps	7	$208,000	$-	$7,810	0.28	%(1)	2.77	%(1)	1.63	(1)

Receive fixed - pay floating interest rate swaps	4	$55,000	$859	$-	4.93%		3.55%		4.22

(1) Due to their deferred nature, the rates and the life exclude the four FHLB advance swaps.

		Notional			Receive		Pay		Life
	Positions	Amount	Asset	Liability	Rate		Rate		(Years)
As of December 31, 2014
Pay fixed - receive floating interest rate swaps	7	$208,000	$-	$8,433	0.26	%(1)	2.77	%(1)	2.12	(1)

Receive fixed - pay floating interest rate swaps	4	$55,000	$580	$-	4.93%		3.55%		4.72

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

As of June 30, 2015, the Company had three swaps constituting fair value hedges, whereby the Company pays a fixed interest rate ranging from 3.23% to 3.53% to the counterparty and receives interest of one month LIBOR plus a spread of up to 2.13% from the same counterparty calculated on an aggregate notional amount of $53.6 million with terms ranging from 15 to 17 years. At December 31, 2014, the Company had one fair value hedge with an aggregate notional amount of $38.3 million. At June 30, 2015, the fair value of the Company’s fair value hedges was an unrealized gain of $542,000, the amount the Company would have expected to receive if the contract was terminated; the asset is reported in “Other Assets” in the Company’s Consolidated Balance Sheets. At June 30, 2015, the aggregate notional amount of the hedged items was $53.6 million with a fair value of ($483,000). At December 31, 2014, the Company had one hedged item with an aggregate notional amount of $38.3 million. The Company’s fair value hedges continue to be highly effective and had no material impact on the Company’s Consolidated Statements of Income.

Loan Swaps

During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values as reported in “Other Assets” and “Other Liabilities” in the Company’s Consolidated Balance Sheets. As of June 30, 2015, the Company had cash and securities with a market value of $6.5 million pledged as collateral for the loan swaps.

Shown below is a summary regarding loan swap derivative activities at June 30, 2015 and December 31, 2014 (dollars in thousands):

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of June 30, 2015
Receive fixed - pay floating interest rate swaps	35	$141,548	$2,830	$-	4.25%	2.48%	7.06
Pay fixed - receive floating interest rate swaps	35	$141,548	$-	$2,830	2.48%	4.25%	7.06

		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
As of December 31, 2014
Receive fixed - pay floating interest rate swaps	30	$122,793	$2,681	$-	4.29%	2.50%	7.14
Pay fixed - receive floating interest rate swaps	30	$122,793	$-	$2,681	2.50%	4.29%	7.14

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

The market values of rate lock commitments and best efforts forward delivery commitments is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  The fair value of the rate lock commitments as of June 30, 2015 was $344,000 and is reported as a component of “Other Assets” in the Company’s Consolidated Balance Sheets; the fair value of the Company’s best efforts forward delivery commitments was ($570,000) and is recorded as a component of “Other Liabilities” in the Company’s Consolidated Balance Sheets. Any impact to income is recorded in current period earnings as a component of “Gain on sale of mortgage loans, net of commissions” in the Company’s Consolidated Statements of Income. The aggregate notional amount of these derivatives was $74.8 million and $49.6 million at June 30, 2015 and December 31, 2014, respectively.

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Total
Balance - March 31, 2015	$21,097	$-	$(6,402)	$14,695

Unrealized gain transferred from AFS to HTM	(5,251)	5,251	-	-

Other comprehensive income (loss)	(6,845)	(208)	1,809	(5,244)
Amounts reclassified from accumulated other comprehensive income	(263)	-	41	(222)
Net current period other comprehensive income (loss)	(7,108)	(208)	1,850	(5,466)

Balance - June 30, 2015	$8,738	$5,043	$(4,552)	$9,229

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedges	Total
Balance - December 31, 2014	$17,439	$-	$(5,184)	$12,255

Unrealized gain transferred from AFS to HTM	(5,251)	5,251	-	-

Other comprehensive income (loss)	(3,062)	(208)	319	(2,951)
Amounts reclassified from accumulated other comprehensive income	(388)	-	313	(75)
Net current period other comprehensive income (loss)	(3,450)	(208)	632	(3,026)

Balance - June 30, 2015	$8,738	$5,043	$(4,552)	$9,229

The change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Change in Fair Value of Cash Flow Hedge	Total
Balance - March 31, 2014	$7,486	$(2,760)	$4,726

Other comprehensive income (loss)	6,733	(778)	5,955
Amounts reclassified from accumulated other comprehensive income	(17)	217	200
Net current period other comprehensive income (loss)	6,716	(561)	6,155

Balance - June 30, 2014	$14,202	$(3,321)	$10,881

	Unrealized Gains (Losses) on AFS Securities	Change in Fair Value of Cash Flow Hedges	Total
Balance - December 31, 2013	$1,192	$(3,382)	$(2,190)

Other comprehensive income (loss)	13,046	(203)	12,843
Amounts reclassified from accumulated other comprehensive income	(36)	264	228
Net current period other comprehensive income (loss)	13,010	61	13,071

Balance - June 30, 2014	$14,202	$(3,321)	$10,881

Reclassifications of unrealized gains (losses) on available for sale securities are reported in the Company’s Consolidated Statements of Income as “Gains on securities transactions, net” with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net gains of $404,000 and $597,000 for the three and six months ended June 30, 2015, respectively, related to the sale of securities. Excluding OTTI recovery of $400,000 in the second quarter of 2014, the Company reported net gains of $26,000 and $55,000 for the three and six months ended June 30, 2014, respectively, related to the sale of securities. The tax effect of these transactions during the three and six months ended June 30, 2015 and 2014 were $142,000 and $209,000 and $9,000 and $19,000, respectively, which amounts were included as a component of income tax expense.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense in the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $63,000 and $482,000 and $334,000 and $406,000 for the three and six months ended June 30, 2015 and 2014, respectively. The tax effect of these transactions during the three and six months ended June 30, 2015 and 2014 were $22,000 and $169,000 and $117,000 and $142,000, respectively, which amounts were included as a component of income tax expense.

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

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale as well as best effort forward delivery commitments to mitigate interest rate risk; these instruments are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. However, this value is adjusted by a pull-through rate which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments while a decrease in the pull-through rate will result in a negative fair value adjustment. The Company’s weighted average pull-through rate was approximately 80% as of June 30, 2015 and approximately 90% as of December 31, 2014. As of June 30, 2015, the interest rate lock commitments are recorded as a component of “Other Assets” and the best effort forward delivery commitments are recorded as a component of “Other Liabilities” on the Company’s Consolidated Balance Sheets.

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

The Company uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2015 and December 31, 2014.

The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 (dollars in thousands):

	Fair Value Measurements at June 30, 2015 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
U.S. government and agency securities	$-	$8,380	$-	$8,380
Obligations of states and political subdivisions	-	247,641	-	247,641
Corporate and other bonds	-	75,154	-	75,154
Mortgage-backed securities	-	546,994	-	546,994
Other securities	-	10,193	-	10,193
Derivatives:
Interest rate swap	-	2,830	-	2,830
Cash flow hedges	-	859	-	859
Interest rate lock commitments	-	-	344	344
Best effort forward delivery commitments	-	-	570	570

LIABILITIES
Derivatives:
Interest rate swap	$-	$2,830	$-	$2,830
Cash flow hedges	-	7,810	-	7,810

	Fair Value Measurements at December 31, 2014 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
U.S. government and agency securities	$-	$8,454	$-	$8,454
Obligations of states and political subdivisions	-	445,647	-	445,647
Corporate bonds	-	78,680	-	78,680
Mortgage-backed securities	-	559,329	-	559,329
Other securities	-	10,004	-	10,004
Derivatives:
Interest rate swap	-	2,681	-	2,681
Cash flow hedges	-	580	-	580
Interest rate lock commitments	-	-	513	513

LIABILITIES
Derivatives:
Interest rate swap	$-	$2,681	$-	$2,681
Cash flow hedges	-	8,433	-	8,433

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. Nonrecurring fair value adjustments recorded on loans held for sale for the three and six months ended June 30, 2015 totaled $77,000 and $60,000, respectively, and for the three and six months ended June 30, 2014 totaled $42,000 and $86,000, respectively. Gains and losses on the sale of loans are recorded within the mortgage segment and are reported on a separate line item in the Company’s Consolidated Statements of Income.

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

Total valuation expenses related to OREO properties for the three and six months ended June 30, 2015 totaled $710,000 and $1.3 million, respectively, and for the three and six months ended June 30, 2014 totaled $817,000 and $1.1 million, respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014 (dollars in thousands):

	Fair Value Measurements at June 30, 2015 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$39,450	$-	$39,450
Impaired loans	-	-	3,931	3,931
Other real estate owned	-	-	22,222	22,222

	Fair Value Measurements at December 31, 2014 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$42,519	$-	$42,519
Impaired loans	-	-	15,797	15,797
Other real estate owned	-	-	28,118	28,118

The following table displays quantitative information about Level 3 Fair Value Measurements at June 30, 2015 (dollars in thousands):

	Fair Value Measurements at June 30, 2015
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
ASSETS
Commercial Real Estate - Owner Occupied	$2,315	Market comparables	Discount applied to market comparables (1)	28%
Single Family Investment Real Estate	1,044	Market comparables	Discount applied to market comparables (1)	0%
Other (2)	572	Market comparables	Discount applied to market comparables (1)	14%
Total Impaired Loans	3,931

Other real estate owned	22,222	Market comparables	Discount applied to market comparables (1)	29%
Total	$26,153

(1) A discount percentage (in addition to expected selling costs) is applied based on the age of independent appraisals, current market conditions, and experience within the local market.

(2) The “Other” category of the impaired loans section consists of Other Commercial, Mortgage, Consumer Construction, Indirect Marine, and Other Consumer.

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

Held to Maturity Securities

The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third party portfolio accounting service vendor for valuation of its securities portfolio. The vendor’s primary source for security valuation is IDC, which evaluates securities based on market data. IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

The Company uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2015 and December 31, 2014.

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2015 and December 31, 2014, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2015 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$136,833	$136,833	$-	$-	$136,833
Securities available for sale	888,362	-	888,362	-	888,362
Held to maturity securities	201,072	-	199,475	-	199,475
Restricted stock	50,171	-	50,171	-	50,171
Loans held for sale	39,450	-	39,450	-	39,450
Net loans	5,478,041	-	-	5,497,910	5,497,910
Derivatives:
Interest rate lock commitments	344	-	-	344	344
Interest rate swap	2,830	-	2,830	-	2,830
Cash flow hedges	859	-	859	-	859
Best effort forward delivery commitments	570	-	-	570	570
Accrued interest receivable	21,840	-	21,840	-	21,840
Bank owned life insurance	141,284	-	141,284	-	141,284

LIABILITIES
Deposits	$5,784,474	$-	$5,781,540	$-	$5,781,540
Borrowings	680,974	-	660,729	-	660,729
Accrued interest payable	1,749	-	1,749	-	1,749
Derivatives:
Interest rate swap	2,830	-	2,830	-	2,830
Cash flow hedges	7,810	-	7,810	-	7,810

		Fair Value Measurements at December 31, 2014 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$133,260	$133,260	$-	$-	$133,260
Securities available for sale	1,102,114	-	1,102,114	-	1,102,114
Restricted stock	54,854	-	54,854	-	54,854
Loans held for sale	42,519	-	42,519	-	42,519
Net loans	5,313,612	-	-	5,340,759	5,340,759
Derivatives:
Interest rate lock commitments	513	-	-	513	513
Interest rate swap	2,681	-	2,681	-	2,681
Cash flow hedges	580	-	580	-	580
Accrued interest receivable	21,775	-	21,775	-	21,775
Bank owned life insurance	139,005	-	139,005	-	139,005

LIABILITIES
Deposits	$5,638,770	$-	$5,637,929	$-	$5,637,929
Borrowings	686,935	-	666,224	-	666,224
Accrued interest payable	1,899	-	1,899	-	1,899
Derivatives:
Interest rate swap	2,681	-	2,681	-	2,681
Cash flow hedges	8,433	-	8,433	-	8,433

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

The Company’s stock incentive plan provides for the granting of stock-based awards to key employees of the Company and its subsidiaries in the form of: (i) incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”); (ii) non-qualified stock options; (iii) restricted stock; and (iv) other stock-based awards. The Company issues new shares to satisfy stock-based awards. A stock option’s maximum term is ten years from the date of grant and the option price cannot be less than the fair market value of the stock on the grant date. No stock options have been granted since February 2012. Restricted stock and other stock-based awards typically vest in varying annual installments over a three- to five-year vesting schedule.

On January 29, 2015, the Company’s Board of Directors adopted, and shareholders approved, the Union Bankshares Corporation Stock and Incentive Plan (the “Amended and Restated SIP”), which amends and restates the former plan (the “2011 Plan”). The Amended and Restated SIP became effective on April 21, 2015 and the Company may grant awards under the amended plan until April 20, 2025. The Amended and Restated SIP amends the 2011 Plan to, among other things, increase the maximum number of shares of the Company’s common stock issuable under the plan from 1,000,000 to 2,500,000 and add non-employee directors of the Company and certain subsidiaries, as well as regional advisory boards, as potential participants in the plan. The increase in shares in the Amended and Restated SIP includes shares that had been granted previously under the 2011 Plan. As of June 30, 2015, there were 1,960,531 shares available in the Amended and Restated SIP.

For the three months ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense (included in salaries and benefits expense) of approximately $13,000 and $180,000 ($27,000 and $144,000 net of tax), respectively. For the six months ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense of approximately $403,000 and $554,000 ($308,000 and $414,000 net of tax), respectively. Stock-based compensation expense represents approximately $0.01 per common share for both the six months ended June 30, 2015 and 2014.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2015:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2014	389,269	$16.69
Exercised	(25,873)	15.46
Expired, forfeited, or cancelled	(24,267)	19.86
Options outstanding, June 30, 2015	339,129	16.55
Options exercisable, June 30, 2015	280,799	17.18

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

The following table summarizes information concerning stock options issued to the Company’s employees that are vested or are expected to vest and stock options exercisable as of June 30, 2015:

	Stock Options Vested or Expected to Vest	Exercisable
Stock options (number of shares)	339,151	280,799
Weighted average remaining contractual life in years	4.82	4.50
Weighted average exercise price on shares above water	$14.30	$14.48
Aggregate intrinsic value	$2,550,311	$1,989,870

Restricted Stock

The Amended and Restated SIP permits the granting of restricted stock awards. This equity component of compensation can be in the form of restricted stock awards or restricted stock units with time-based vesting. Performance share units can also be granted with vesting based on achieving certain performance metrics or other market-based conditions such as total shareholder return relative to a peer group. Generally, restricted stock awards vest 50% on each of the third and fourth anniversaries from the date of the grant; performance and market-based awards typically vest on the third anniversary from the date of grant subject to meeting the specified performance criteria. All grants of restricted stock are subject to approval by the Company’s Compensation Committee at its sole discretion. The value of a restricted stock award is calculated by multiplying the fair market value of the Company’s common stock on the grant date by the number of shares awarded. Market-based awards are valued at the grant date using the Monte Carlo simulation method. Recipients of time-based restricted stock awards have the right to vote their non-vested shares and to receive, if declared and paid by the Company, any cash or stock dividends. Recipients of performance share units do not have the right to vote their non-vested units, and do not receive cash or stock dividends. Non-vested shares of restricted stock are included in the computation of basic earnings per share. The following table summarizes the restricted stock activity for the six months ended June 30, 2015:

	Number of Shares of Restricted Stock	Weighted Average Grant- Date Fair Value
Balance, December 31, 2014	287,120	$20.07
Granted	122,995	22.01
Net settle for taxes	(10,352)	21.61
Vested	(30,401)	16.08
Forfeited	(12,396)	19.82
Balance, June 30, 2015	356,966	21.21

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of June 30, 2015 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Total
For the remaining six months of 2015	$97	$1,662	$1,759
For year ending December 31, 2016	120	1,845	1,965
For year ending December 31, 2017	14	1,110	1,124
For year ending December 31, 2018	-	496	496
For year ending December 31, 2019	-	71	71
Total	$231	$5,184	$5,415

12.	EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

There were approximately 53,625 and 160,768 shares underlying anti-dilutive awards for the three months ended June 30, 2015 and 2014, respectively, and there were approximately 56,151 and 134,785 shares underlying anti-dilutive awards for the six months ended June 30, 2015 and 2014, respectively. Anti-dilutive awards were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2015 and 2014 (in thousands except per share data):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended June 30, 2015
Net income, basic	$15,348	45,129	$0.34
Add: potentially dilutive common shares - stock awards	-	81	-
Diluted	$15,348	45,210	$0.34

For the three months ended June 30, 2014
Net income, basic	$14,673	46,195	$0.32
Add: potentially dilutive common shares - stock awards	-	102	-
Diluted	$14,673	46,297	$0.32

For the six months ended June 30, 2015
Net income, basic	$31,049	45,117	$0.69
Add: potentially dilutive common shares - stock awards	-	81	-
Diluted	$31,049	45,198	$0.69

For the six months ended June 30, 2014
Net income, basic	$22,382	46,584	$0.48
Add: potentially dilutive common shares - stock awards	-	103	-
Diluted	$22,382	46,687	$0.48

13.	SEGMENT REPORTING DISCLOSURES

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

Both of the Company’s reportable segments are service-based. The mortgage business is a primarily fee-based business while the bank is driven principally by net interest income. The bank segment provides a distribution and referral network through its customers for the mortgage loan origination business. The mortgage segment offers a more limited referral network for the bank segment.

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest at the three month LIBOR rate plus 0.15% with no floor, effective January 1, 2015. During the three and six months ended June 30, 2014, the interest rate on the warehouse line of credit was the three-month LIBOR rate plus 1.5% with a floor of 2.0%. These transactions are eliminated in the consolidation process. A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2015 and 2014 is as follows (dollars in thousands):

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

SEGMENT FINANCIAL INFORMATION

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended June 30, 2015
Net interest income	$63,441	$375	$-	$63,816
Provision for credit losses	3,700	49	-	3,749
Net interest income after provision for credit losses	59,741	326	-	60,067
Noninterest income	13,523	2,860	(171)	16,212
Noninterest expenses	52,365	3,047	(171)	55,241
Income before income taxes	20,899	139	-	21,038
Income tax expense	5,646	44	-	5,690
Net income	$15,253	$95	$-	$15,348
Total assets	$7,495,564	$55,563	$(53,421)	$7,497,706

Three Months Ended June 30, 2014
Net interest income	$63,401	$314	$-	$63,715
Provision for credit losses	1,500	-	-	1,500
Net interest income after provision for credit losses	61,901	314	-	62,215
Noninterest income	13,422	3,028	(170)	16,280
Noninterest expenses	54,841	4,296	(170)	58,967
Income (loss) before income taxes	20,482	(954)	-	19,528
Income tax expense (benefit)	5,207	(352)	-	4,855
Net income (loss)	$15,275	$(602)	$-	$14,673
Total assets	$7,304,704	$77,299	$(75,297)	$7,306,706

Six Months Ended June 30, 2015
Net interest income	$125,164	$621	$-	$125,785
Provision for credit losses	5,450	49	-	5,499
Net interest income after provision for credit losses	119,714	572	-	120,286
Noninterest income	26,371	5,236	(341)	31,266
Noninterest expenses	103,337	6,085	(341)	109,081
Income (loss) before income taxes	42,748	(277)	-	42,471
Income tax expense (benefit)	11,527	(105)	-	11,422
Net income (loss)	$31,221	$(172)	$-	$31,049
Total assets	$7,495,564	$55,563	$(53,421)	$7,497,706

Six Months Ended June 30, 2014
Net interest income	$126,927	$546	$-	$127,473
Provision for credit losses	1,500	-	-	1,500
Net interest income after provision for credit losses	125,427	546	-	125,973
Noninterest income	25,081	5,328	(341)	30,068
Noninterest expenses	117,587	9,006	(341)	126,252
Income (loss) before income taxes	32,921	(3,132)	-	29,789
Income tax expense (benefit)	8,557	(1,150)	-	7,407
Net income (loss)	$24,364	$(1,982)	$-	$22,382
Total assets	$7,304,704	$77,299	$(75,297)	$7,306,706

Review Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Union Bankshares Corporation

We have reviewed the consolidated balance sheet of Union Bankshares Corporation (the “Company”) as of June, 30, 2015, and the related consolidated statements of income, comprehensive income and cash flows for the three- and six-month periods ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company's management. The consolidated financial statements of the Company as of June 30, 2014, and for the three- and six-month periods then ended, were reviewed by other auditors whose report dated August 6, 2014 stated that based on their review they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles. The consolidated balance sheet of the Company as of December 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated February 27, 2015 expressed an unqualified opinion on those statements.

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

August 6, 2015

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2014. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events.  Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any projected future results, performance, or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic and bank industry conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, stock and bond markets, accounting standards or interpretations of existing standards, mergers and acquisitions, technology, and consumer spending and savings habits. More information is available on the Company’s website, http://investors.bankatunion.com and on the Securities and Exchange Commission’s website, www.sec.gov. The information on the Company’s website is not a part of this Form 10-Q. The Company does not intend or assume any obligation to update or revise any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

Specific Reserve Component – The specific reserve component relates to impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Upon being identified as impaired, for loans not considered to be collateral dependent, an allowance is established when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. Nonaccrual loans under $100,000 and other impaired loans under $500,000 are aggregated based on similar risk characteristics. The level of credit impairment within the pool(s) is determined based on historical loss factors for loans with similar risk characteristics, taking into consideration environmental factors specifically related to the underlying pool. The impairment of collateral dependent loans is measured based on the fair value of the underlying collateral (based on independent appraisals), less selling costs, compared to the carrying value of the loan. If the Company determines that the value of an impaired collateral dependent loan is less than the recorded investment in the loan, it either recognizes an impairment reserve as a specific component to be provided for in the allowance for loan losses or charges off the deficiency if it is determined that such amount represents a confirmed loss. Typically, a loss is confirmed when the Company is moving towards foreclosure (or final disposition) of the underlying collateral, the collateral deficiency has not improved for two consecutive quarters, or when there is a payment default of 180 days, whichever occurs first.

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

Goodwill and Intangible Assets

The Company follows ASC 350, Intangibles – Goodwill and Other, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected April 30th as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 4 to 14 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets.

The Company performed its annual impairment testing in the second quarter of 2015 and determined that there was no impairment to its goodwill or intangible assets.

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

ABOUT UNION BANKSHARES CORPORATION

Headquartered in Richmond, Union Bankshares Corporation is the largest community banking organization headquartered in Virginia and operates in all major banking markets of the Commonwealth. Union Bankshares Corporation is the holding company for Union Bank & Trust, which provides banking, trust, and wealth management services and has a statewide presence of 124 bank branches and approximately 200 ATMs. Non-bank affiliates of the holding company include: Union Investment Services, Inc., which provides full brokerage services; Union Mortgage Group, Inc., which provides a full line of mortgage products; and Union Insurance Group, LLC, which offers various lines of insurance products.

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

RESULTS OF OPERATIONS

Executive Overview

For the quarter ended June 30, 2015, the Company reported net income of $15.3 million and earnings per share of $0.34. These results represent an increase of $675,000, or 4.6%, from $14.7 million in earnings from the second quarter of 2014. Excluding after-tax acquisition-related expenses of $3.0 million incurred during the second quarter of 2014, operating earnings(1) declined $2.4 million, primarily a result of an increase in provision for loan losses and $1.3 million in nonrecurring branch closure costs, partially offset by higher net interest income and noninterest income. Operating earnings per share(1) were $0.34 and $0.38 for the quarters ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015, the Company reported net income of $31.0 million and earnings per share of $0.69. These results represent an increase of $8.6 million, or 38.7%, from $22.4 million for the first six months of 2014. Excluding after-tax acquisition-related expenses of $12.1 million incurred during the first six months of 2014, operating earnings(1) declined $3.4 million, primarily a result of an increase in provision for loan losses and higher noninterest expenses, partially offset by higher noninterest income. Operating earnings per share(1) were $0.69 and $0.74 for the six months ended June 30, 2015 and 2014, respectively.

•	Net income for the second quarter of 2015 for the community bank segment was $15.3 million, or $0.34 per share, compared to operating earnings(1) of $18.3 million, or $0.40 per share, in the second quarter of 2014. Net income for the community bank segment for the six months ended June 30, 2015 was $31.2 million, or $0.69 per share.
•	The mortgage segment reported net income of $95,000 for the quarter ended June 30, 2015, an improvement of $697,000 from a loss of $602,000, or $0.01 per share, for the second quarter of 2014. The mortgage segment had a net loss of $172,000 for the six months ended June 30, 2015 compared to a net loss of $2.0 million for the six months ended June 30, 2014. The improvement was largely a result of cost control initiatives in personnel costs, loan production costs, and other operating expenses.
•	Loans grew $277.3 million, or 5.3%, from June 30, 2014, while year-to-date average loan balances increased $141.4 million, or 2.7%, from June 30, 2014. Period end loan balances grew $164.4 million, or 6.1% (annualized), from December 31, 2014.
•	Deposits grew $49.9 million, or 0.9%, from June 30, 2014, while year-to-date average deposit balances increased $5.5 million, or 0.1%, from June 30, 2014. Period end deposit balances grew $145.7 million, or 5.2% (annualized), from December 31, 2014.
•	Asset quality continued to improve due to reductions in nonperforming assets and past due loan levels.

(1) These supplementary measures are provided because the Company believes they may be valuable to investors. For a reconciliation of the non-GAAP measures operating earnings, EPS, ROA, ROTCE, and efficiency ratio, see “NON-GAAP MEASURES” included in this Item 2.

Net Interest Income

	For the Three Months Ended
	June 30,
	2015	2014	Change
	(Dollars in thousands)
Average interest-earning assets	$6,676,440	$6,460,798	$215,642
Interest income (FTE)	$72,145	$70,735	$1,410
Yield on interest-earning assets	4.33%	4.39%	(6	)bps
Core yield on interest-earning assets (1)	4.27%	4.40%	(13	)bps
Average interest-bearing liabilities	$5,134,310	$5,094,175	$40,135
Interest expense	$6,038	$4,919	$1,119
Cost of interest-bearing liabilities	0.47%	0.39%	8	bps
Core cost of interest-bearing liabilities (1)	0.53%	0.59%	(6	)bps
Cost of funds	0.36%	0.30%	6	bps
Core cost of funds (1)	0.41%	0.46%	(5	)bps
Net Interest Income (FTE)	$66,107	$65,816	$291
Net Interest Margin (FTE)	3.97%	4.09%	(12	)bps
Core Net Interest Margin (FTE) (1)	3.86%	3.94%	(8	)bps

(1) Core metrics exclude the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the second quarter of 2015, tax-equivalent net interest income was $66.1 million, an increase of $291,000 from the second quarter of 2014, primarily driven by higher loan fees, increased interest income on higher commercial loan balances, and lower interest expense as growth in low cost deposits outpaced the net run-off in higher cost certificates of deposit. These improvements were partially offset by the impact of declines in net interest margin and lower net accretion related to acquisition accounting. The second quarter 2015 tax-equivalent net interest margin decreased by 12 basis points to 3.97% compared to 4.09% in the comparable quarter in the prior year. Core tax-equivalent net interest margin (which excludes the 11 basis point impact of acquisition accounting accretion in the second quarter of 2015 and 15 basis points in the second quarter of 2014) decreased by 8 basis points to 3.86% in the second quarter of 2015 from 3.94% in the second quarter of 2014. The decrease in core tax-equivalent net interest margin was driven by the 13 basis point decline in interest-earning asset yields outpacing the 5 basis point reduction in cost of funds. The decline in interest-earning asset yields was primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates, and by lower investment securities yields, as cash flows from securities were reinvested at lower yields. Net accretion related to acquisition accounting decreased $513,000 from the second quarter of 2014 to $1.8 million in the second quarter of 2015.

	For the Six Months Ended
	June 30,
	2015	2014	Change
	(Dollars in thousands)
Average interest-earning assets	$6,626,704	$6,446,641	$180,063
Interest income (FTE)	$141,907	$140,907	$1,000
Yield on interest-earning assets	4.32%	4.41%	(9	)bps
Core yield on interest-earning assets (1)	4.27%	4.43%	(16	)bps
Average interest-bearing liabilities	$5,115,281	$5,101,507	$13,774
Interest expense	$11,670	$9,369	$2,301
Cost of interest-bearing liabilities	0.46%	0.37%	9	bps
Core cost of interest-bearing liabilities (1)	0.54%	0.59%	(5	)bps
Cost of funds	0.36%	0.30%	6	bps
Core cost of funds (1)	0.42%	0.46%	(4	)bps
Net Interest Income (FTE)	$130,237	$131,538	$(1,301)
Net Interest Margin (FTE)	3.96%	4.11%	(15	)bps
Core Net Interest Margin (FTE) (1)	3.85%	3.97%	(12	)bps

(1) Core metrics exclude the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the six months ended June 30, 2015, tax-equivalent net interest income was $130.2 million, a decrease of $1.3 million from the same period of 2014, primarily driven by the impact of declines in net interest margin and lower net accretion related to acquisition accounting. The year-to-date tax-equivalent net interest margin decreased by 15 basis points to 3.96% compared to 4.11% in the prior year. Core tax-equivalent net interest margin (which excludes the 11 basis point impact of acquisition accounting in 2015 and 14 basis points in 2014) decreased by 12 basis points from 3.97% for the six months ended June 30, 2014 to 3.85% for the six months ended June 30, 2015. The decrease in core tax-equivalent net interest margin was driven by the 16 basis point decline in interest-earning asset yields outpacing the 4 basis point reduction in the cost of funds. The decline in interest-earning asset yields was primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates, and by lower investment securities yields, as cash flows from securities were reinvested at lower yields. Net accretion related to acquisition accounting decreased $1.1 million from the first six months of 2014 to $3.7 million in the first six months of 2015.

The Company continues to believe that net interest margin will decline modestly over the next several quarters as decreases in interest-earning asset yields are projected to outpace any further declines in interest-bearing liabilities rates.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$720,939	$3,860	2.15%	$727,829	$3,860	2.13%
Tax-exempt	422,404	5,179	4.92%	405,978	5,198	5.14%
Total securities	1,143,343	9,039	3.17%	1,133,807	9,058	3.20%
Loans, net (2) (3)	5,448,126	62,687	4.62%	5,246,710	61,125	4.67%
Loans held for sale	43,307	395	3.66%	52,895	543	4.12%
Federal funds sold	572	-	0.17%	522	-	0.17%
Money market investments	1	-	0.00%	1	-	0.00%
Interest-bearing deposits in other banks	41,091	24	0.23%	26,863	9	0.13%
Total earning assets	6,676,440	$72,145	4.33%	6,460,798	$70,735	4.39%
Allowance for loan losses	(31,675)			(30,822)
Total non-earning assets	814,681			844,380
Total assets	$7,459,446			$7,274,356

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$2,632,835	$1,201	0.18%	$2,574,630	$1,150	0.18%
Regular savings	564,348	262	0.19%	557,366	264	0.19%
Time deposits (4)	1,233,904	2,217	0.72%	1,411,665	1,136	0.32%
Total interest-bearing deposits	4,431,087	3,680	0.33%	4,543,661	2,550	0.23%
Other borrowings (5)	703,223	2,358	1.34%	550,514	2,369	1.73%
Total interest-bearing liabilities	5,134,310	$6,038	0.47%	5,094,175	$4,919	0.39%

Noninterest-bearing liabilities:
Demand deposits	1,278,876			1,149,435
Other liabilities	55,167			52,495
Total liabilities	6,468,353			6,296,105
Stockholders' equity	991,093			978,251
Total liabilities and stockholders' equity	$7,459,446			$7,274,356
Net interest income		$66,107			$65,816
Interest rate spread (6)			3.86%			4.00%
Cost of funds			0.36%			0.30%
Net interest margin (7)			3.97%			4.09%

(1) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.

(2) Nonaccrual loans are included in average loans outstanding.

(3) Interest income on loans includes $1.1 million and ($219,000) for the three months ended June 30, 2015 and 2014, respectively, in accretion (amortization) of the fair market value adjustments related to acquisitions.

(4) Interest expense on certificates of deposits includes $614,000 and $2.5 million for the three months ended June 30, 2015 and 2014, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on borrowings includes $137,000 and $75,000 for the three months ended June 30, 2015 and 2014, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(7) Core net interest margin excludes purchase accounting adjustments and was 3.86% and 3.94% for the three months ended June 30, 2015 and 2014, respectively.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$725,646	$7,667	2.13%	$705,847	$7,508	2.15%
Tax-exempt	417,841	10,293	4.97%	399,454	10,243	5.17%
Total securities	1,143,487	17,960	3.17%	1,105,301	17,751	3.24%
Loans, net (2) (3)	5,404,643	123,214	4.60%	5,263,225	122,174	4.68%
Loans held for sale	40,901	691	3.41%	51,340	961	3.77%
Federal funds sold	681	1	0.19%	396	-	0.17%
Money market investments	1	-	0.00%	1	-	0.00%
Interest-bearing deposits in other banks	36,991	41	0.22%	26,378	21	0.16%
Total earning assets	6,626,704	$141,907	4.32%	6,446,641	$140,907	4.41%
Allowance for loan losses	(32,330)			(30,873)
Total non-earning assets	816,958			846,165
Total assets	$7,411,332			$7,261,933

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$2,612,526	$2,361	0.18%	$2,561,043	$2,289	0.18%
Regular savings	559,876	529	0.19%	553,145	510	0.19%
Time deposits (4)	1,251,531	4,110	0.66%	1,437,228	2,007	0.28%
Total interest-bearing deposits	4,423,933	7,000	0.32%	4,551,416	4,806	0.21%
Other borrowings (5)	691,348	4,670	1.36%	550,091	4,563	1.68%
Total interest-bearing liabilities	5,115,281	$11,670	0.46%	5,101,507	$9,369	0.37%

Noninterest-bearing liabilities:
Demand deposits	1,251,201			1,118,242
Other liabilities	58,006			54,498
Total liabilities	6,424,488			6,274,247
Stockholders' equity	986,844			987,686
Total liabilities and stockholders' equity	$7,411,332			$7,261,933
Net interest income		$130,237			$131,538
Interest rate spread (6)			3.86%			4.04%
Cost of funds			0.36%			0.30%
Net interest margin (7)			3.96%			4.11%

(1) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.

(2) Nonaccrual loans are included in average loans outstanding.

(3) Interest income on loans includes $1.7 million and ($765,000) for the six months ended June 30, 2015 and 2014, respectively, in accretion (amortization) of the fair market value adjustments related to acquisitions.

(4) Interest expense on certificates of deposits includes $1.7 million and $5.4 million for the six months ended June 30, 2015 and 2014, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on borrowings includes $275,000 and $151,000 for the six months ended June 30, 2015 and 2014, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(7) Core net interest margin excludes purchase accounting adjustments and was 3.85% and 3.97% for the six months ended June 30, 2015 and 2014, respectively.

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

	Three Months Ended			Six Months Ended
	June 30, 2015 vs. June 30, 2014			June 30, 2015 vs. June 30, 2014
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(34)	$34	$-	$224	$(65)	$159
Tax-exempt	208	(227)	(19)	460	(410)	50
Total securities	174	(193)	(19)	684	(475)	209
Loans, net (1)	2,295	(733)	1,562	3,229	(2,189)	1,040
Loans held for sale	(92)	(56)	(148)	(183)	(87)	(270)
Federal funds sold	-	-	-	1	-	1
Interest-bearing deposits in other banks	6	9	15	11	9	20
Total earning assets	$2,383	$(973)	$1,410	$3,742	$(2,742)	$1,000

Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$27	$24	$51	$47	$25	$72
Regular savings	3	(5)	(2)	16	3	19
Time Deposits (2)	(159)	1,240	1,081	(289)	2,392	2,103
Total interest-bearing deposits	(129)	1,259	1,130	(226)	2,420	2,194
Other borrowings (3)	579	(590)	(11)	1,059	(952)	107
Total interest-bearing liabilities	450	669	1,119	833	1,468	2,301

Change in net interest income	$1,933	$(1,642)	$291	$2,909	$(4,210)	$(1,301)

(1) The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $1.3 million and $2.5 million for the three- and six-month change, respectively.

(2) The rate-related change in interest expense on time deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $1.8 million and $3.7 million for the three- and six-month change, respectively.

(3) The rate-related change in interest expense on other borrowings includes the impact of higher accretion of the acquisition-related fair market value adjustments of $62,000 and $124,000 for the three- and six-month change, respectively.

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The 2015 and remaining estimated discount/premium and net accretion impact are reflected in the following table (dollars in thousands):

	Accretion		Accretion (Amortization)
	Loan	Certificates of Deposit	Borrowings	Total

For the quarter ended March 31, 2015	$639	$1,075	$137	$1,851
For the quarter ended June 30, 2015	1,052	614	137	1,803
For the remaining six months of 2015	2,096	154	25	2,275
For the years ending:
2016	3,658	-	271	3,929
2017	3,505	-	170	3,675
2018	2,999	-	(143)	2,856
2019	2,351	-	(286)	2,065
2020	1,909	-	(301)	1,608
Thereafter	10,808	-	(5,622)	5,186

Noninterest Income

	For the Three Months Ended
	June 30,		Change
	2015	2014	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,622	$4,525	$97	2.1%
Other service charges, commissions and fees	4,051	4,164	(113)	-2.7%
Fiduciary and asset management fees	2,312	2,330	(18)	-0.8%
Gains on sales of mortgage loans, net of commissions	2,574	3,030	(456)	-15.0%
Gains on securities transactions, net	404	426	(22)	-5.2%
Bank owned life insurance income	1,134	1,183	(49)	-4.1%
Other operating income	1,115	622	493	79.3%
Total noninterest income	$16,212	$16,280	$(68)	-0.4%

Mortgage segment operations	$(2,860)	$(3,028)	$168	-5.5%
Intercompany eliminations	171	170	1	0.6%
Community Bank segment	$13,523	$13,422	$101	0.8%

For the quarter ended June 30, 2015, noninterest income decreased $68,000, or 0.4%, to $16.2 million from $16.3 million in the second quarter of 2014. The majority of this decrease is related to lower gains of sales of mortgage loans, net of commissions, of $456,000 mostly related to lower mortgage loan originations. Mortgage loan origination volume decreased $54.8 million from $195.1 million in the second quarter of 2014 to $140.3 million in the second quarter of 2015. Customer-related noninterest income (service charges and fiduciary and asset management fees) as well as bank owned life insurance income remained relatively flat compared to the second quarter of 2014, decreasing only $34,000 and $49,000, respectively. These decreases were offset partially by an increase of $493,000 in other operating income primarily attributable to adjustments to required indemnification reserves at UMG and higher loan swap fees in the current quarter.

	For the Six Months Ended
	June 30,		Change
	2015	2014	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$8,835	$8,822	$13	0.1%
Other service charges, commissions and fees	7,634	7,508	126	1.7%
Fiduciary and asset management fees	4,531	4,633	(102)	-2.2%
Gains on sales of mortgage loans, net of commissions	4,952	5,328	(376)	-7.1%
Gains on securities transactions, net	597	455	142	31.2%
Bank owned life insurance income	2,269	2,272	(3)	-0.1%
Other operating income	2,448	1,050	1,398	133.1%
Total noninterest income	$31,266	$30,068	$1,198	4.0%

Mortgage segment operations	$(5,236)	$(5,328)	$92	-1.7%
Intercompany eliminations	341	341	-	0.0%
Community Bank segment	$26,371	$25,081	$1,290	5.1%

For the six months ended June 30, 2015, noninterest income increased $1.2 million, or 4.0%, to $31.3 million from $30.1 million in the first six months of 2014. Other operating income increased $1.4 million primarily driven by higher loan swap fees in 2015 and gains from the dissolution of a limited partnership in the first quarter of 2015. Gains on sales of securities increased $142,000 compared to the first six months of 2014. These increases were partially offset by declines in gains on sales of mortgage loans, net of commissions, of $376,000, primarily driven by lower mortgage loan originations. Mortgage loan origination volume decreased $65.2 million from $344.2 million in the first six months of 2014 to $279.0 million in the first six months of 2015.

Noninterest expense

	For the Three Months Ended
	June 30,		Change
	2015	2014	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$25,561	$27,616	$(2,055)	-7.4%
Occupancy expenses	5,173	5,102	71	1.4%
Furniture and equipment expenses	2,989	2,637	352	13.3%
Technology and data processing	3,216	2,792	424	15.2%
Professional services	1,669	1,442	227	15.7%
Marketing and advertising expense	2,372	1,692	680	40.2%
OREO and credit-related expenses (1)	1,965	2,244	(279)	-12.4%
Acquisition-related expenses	-	4,661	(4,661)	-100.0%
Branch closure expenses	1,280	-	1,280	NM
Other operating expenses	11,016	10,781	235	2.2%
Total noninterest expense	$55,241	$58,967	$(3,726)	-6.3%

Mortgage segment operations	$(3,047)	$(4,296)	$1,249	-29.1%
Intercompany eliminations	171	170	1	0.6%
Community Bank segment	$52,365	$54,841	$(2,476)	-4.5%

NM - Not Meaningful

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the quarter ended June 30, 2015, noninterest expense decreased $3.7 million to $55.3 million from $59.0 million when compared to the second quarter of 2014, largely driven by acquisition expenses incurred in the second quarter of 2014. Excluding acquisition-related costs of $4.7 million in 2014, noninterest expense increased $935,000, or 1.7%. The increase in noninterest expense is primarily due to $1.3 million in costs related to branch closures, $680,000 in increased marketing expenses related to advertising costs, $424,000 in higher technology and data processing fees, and $352,000 in higher furniture and equipment expenses related to increased equipment maintenance costs. These increases were partially offset by declines in salaries and benefits costs of $2.1 million, or 7.4%, due to cost control initiatives at the mortgage company as well as cost savings from the StellarOne acquisition being realized in the current year. OREO and credit-related expenses decreased $279,000, or 12.4%, related to lower OREO and foreclosure expenses, decreased legal-related fees, and smaller valuation adjustments in the current quarter.

	For the Six Months Ended
	June 30,		Change
	2015	2014	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$53,052	$56,830	$(3,778)	-6.6%
Occupancy expenses	10,305	10,282	23	0.2%
Furniture and equipment expenses	5,803	5,505	298	5.4%
Technology and data processing	6,471	5,866	605	10.3%
Professional services	3,017	2,497	520	20.8%
Marketing and advertising expense	4,060	2,757	1,303	47.3%
OREO and credit-related expenses (1)	3,152	3,694	(542)	-14.7%
Acquisition-related expenses	-	17,829	(17,829)	-100.0%
Branch closure expenses	1,280	-	1,280	NM
Other operating expenses	21,941	20,992	949	4.5%
Total noninterest expense	$109,081	$126,252	$(17,171)	-13.6%

Mortgage segment operations	$(6,085)	$(9,006)	$2,921	-32.4%
Intercompany eliminations	341	341	-	0.0%
Community Bank segment	$103,337	$117,587	$(14,250)	-12.1%

NM - Not Meaningful

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the six months ended June 30, 2015, noninterest expense decreased $17.2 million to $109.1 million from $126.3 million when compared to the first six month of 2014, largely driven by acquisition expenses incurred in 2014. Excluding acquisition-related costs of $17.8 million, noninterest expense increased $658,000, or 0.6%. The increase in noninterest expense is primarily due to $1.3 million in costs related to branch closures, $1.3 million in increased marketing expenses related to advertising costs, $605,000 in higher technology and data processing fees, $520,000 in higher professional fees related to legal and consulting fees, and higher fraud-related losses of $519,000. These increases were partially offset by declines in salaries and benefits costs of $3.8 million, or 6.6%, due to cost control initiatives at the mortgage company as well as cost savings from the StellarOne acquisition being realized in the current year. OREO and credit-related expenses decreased $542,000, or 14.7%, related to lower OREO and foreclosure expenses and decreased legal-related fees.

SEGMENT INFORMATION

Community Bank Segment

For the three months ended June 30, 2015, the community bank segment reported net income of $15.3 million, which was consistent with the second quarter of 2014. Excluding after-tax acquisition-related costs of $3.0 million in the second quarter of 2014, net income decreased $3.1 million, or 16.7%. Net interest income remained consistent with the same period last year at $63.4 million. The provision for loan losses for the quarter ended June 30, 2015 was $3.5 million, an increase of $2.0 million compared to the same quarter a year ago. The increase in the provision for loan losses in the current periods compared to the same periods in the prior year was primarily driven by higher loan balances in 2015.

Noninterest income increased $101,000, or 0.8%, from $13.4 million in the second quarter of 2014 to $13.5 million in the second quarter of 2015. The majority of this increase is related to higher loan swap fees. Noninterest expense decreased $2.4 million from $54.8 million in the second quarter of 2014 to $52.4 million in the current quarter. Excluding prior year second quarter acquisition-related costs of $4.7 million, noninterest expense increased $2.2 million, or 4.4%, compared to the second quarter of 2014. Salaries and benefits declined $1.3 million, or 5.2%, primarily due to cost savings from the StellarOne acquisition being realized in the current quarter and lower profit-sharing expense in the current quarter. Furniture and equipment expenses increased $399,000 mostly due to higher equipment maintenance costs. Other expenses increased primarily related to $1.3 million in costs related to branch closures, increased marketing expenses of $692,000 related to advertising costs, higher technology and data processing fees of $493,000, higher professional fees of $290,000 related to legal and consulting fees, and higher printing costs of $282,000. The community banking segment’s operating efficiency ratio was 66.1% compared to 63.6% for the second quarter of 2014.

For the six months ended June 30, 2015, the community bank segment reported net income of $31.2 million, an increase of $6.8 million from $24.4 million for the first six months of 2014. Excluding after-tax acquisition-related costs of $12.1 million in the first six months of 2014, net income decreased $5.2 million, or 14.3%. Net interest income decreased $1.8 million from the same period last year, largely a result of lower core net interest margin and lower net accretion related to acquisition accounting. The provision for loan losses increased $3.8 million compared to the first six months of 2014, primarily driven by higher loan balances in 2015 and an increase in net charge-offs in 2015, primarily due to a net recovery in the first quarter of 2014.

Noninterest income increased $1.3 million, or 5.1%, from $25.1 million in the first six months of 2014 to $26.4 million in the first six months of 2015. The majority of this increase is related to higher loan swap fees in 2015 and gains from the dissolution of a limited partnership in the first quarter of 2015. Noninterest expense decreased $14.3 million from $117.6 in the first six months of 2014 to $103.3 million in 2015. Excluding the prior year acquisition-related costs of $17.8 million, noninterest expense increased $3.5 million, or 3.6%, compared to the first six months of 2014. Salaries and benefits declined $1.8 million, or 3.5%, primarily due to cost savings from the StellarOne acquisition being realized in the current year and lower profit-sharing expense in the current year. Other operating expenses increased primarily related to $1.3 million in costs related to upcoming branch closures, increased marketing expenses of $1.3 million related to advertising costs, higher technology and data processing fees of $754,000, higher professional fees of $625,000 related to legal and consulting fees, higher fraud-related losses of $521,000, and higher printing costs of $452,000. The community banking segment’s operating efficiency ratio was 66.3% compared to 63.9% for the first six months of 2014.

Mortgage Segment

The mortgage segment reported net income of $95,000 for the second quarter of 2015, an improvement of $697,000 from a loss of $602,000 in the second quarter of 2014. The improvement was due to a reduction in noninterest expense of $1.2 million, largely a result of cost control initiatives in personnel costs, loan production costs, and other operating expenses. Gains on sales of mortgage loans, net of commissions, decreased $456,000, or 15.0%, from the second quarter of 2014, mostly related to lower mortgage loan originations. Mortgage loan origination volume decreased $54.8 million from $195.1 million in the second quarter of 2014 to $140.3 million in the second quarter of 2015. Other operating income increased $275,000 related to adjustments to required indemnification reserves.

The mortgage segment reported a net loss of $172,000 for the first six months of 2015, an improvement of $1.8 million from a loss of $2.0 million in the first six months of 2014. The improvement was due to a reduction in noninterest expense of $2.9 million, largely a result of cost control initiatives in personnel costs, loan production costs, and other operating expenses. Gains on sales of mortgage loans, net of commissions, declined $376,000, or 7.1%, primarily driven by lower mortgage loan originations. Mortgage loan origination volume decreased $65.2 million from $344.2 million in the first six months of 2014 to $279.0 million in the first six months of 2015.

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

The effective tax rate for the three months ended June 30, 2015 and 2014 was 27.0% and 24.9%, respectively; the effective tax rate for the six months ended June 30, 2015 and 2014 was 26.9% and 24.9%, respectively. The increase in the effective tax rate is primarily related to tax-exempt interest income on the investment portfolio and tax-exempt bank-owned life insurance income being a larger percentage of pre-tax income during 2014 due to elevated merger-related costs included in pre-tax income.

BALANCE SHEET

Assets

At June 30, 2015, total assets were $7.5 billion, an increase of $139.1 million from December 31, 2014. The following is a general discussion of changes in certain of the more significant asset line items of the Company’s Consolidated Balance Sheets.

•	Investment in securities decreased from $1.2 billion at December 31, 2014 to $1.1 billion at June 30, 2015, mainly due to a decrease in mortgage backed securities, restricted stock, and corporate issues, partially offset by increases in securities issued by states and political subdivisions. For additional information on the Company’s investments, please refer to “Securities” below or Note 3 “Securities” in Part I, Item 1 – Financial Statements, of this report.

•	Total loans, net of deferred fees and costs, were $5.5 billion at June 30, 2015, an increase of $164.4 million, or 6.1% (annualized), from December 31, 2014. The increase was primarily driven by a 9.2% (annualized) growth in the commercial loan portfolio, partially offset by a decline in mortgage loans and equity lines. Loans grew $277.3 million, or 5.3%, from June 30, 2014, while year-to-date average loan balances increased $141.4 million, or 2.7%, from June 30, 2014. For additional information on the Company’s loan activity, please refer to “Loan Portfolio” below or Note 4 “Loans and Allowance for Loan Losses” in Part I, Item 1 – Financial Statements, of this report.

Liabilities and Stockholders’ Equity

At June 30, 2015, total liabilities were $6.5 billion, an increase of $128.1 million from December 31, 2014. The following is a general discussion of changes in certain of the more significant line items in the liability and stockholders’ equity sections of the Company’s Consolidated Balance Sheets.

•	Total deposits at June 30, 2015 were $5.8 billion, an increase of $145.7 million, or 5.2% (annualized), when compared to $5.6 billion at December 31, 2014, and were one of the predominate sources that funded asset growth for the first two quarters of 2015. Deposits grew $49.9 million, or 0.9%, from June 30, 2014, while year-to-date average deposit balances increased $5.5 million, or 0.1%, from June 30, 2014. The Company continues to experience a shift from time deposits into noninterest bearing demand accounts, driven by the Company’s focus on acquiring low cost funding sources and customer preference for liquidity in response to current market conditions. For further discussion on this topic, see “Deposits” below.

•	The Company’s short term borrowings generally include secured financing transactions, such as customer repurchase agreements, advances from the FHLB, and other lines of credit. Short-term borrowings at June 30, 2015 were $380.7 million, a decrease of $6.7 million from December 31, 2014, primarily due to declines in FHLB advances, partially offset by increases in customer repurchase agreements. For additional information on the Company’s borrowings activity, please refer to Note 6 “Borrowings” in Part I, Item 1 – Financial Statements, of this report.

At June 30, 2015, stockholders’ equity was $988.1 million, an increase of $10.9 million from $977.2 million reported at December 31, 2014. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes. The total capital ratios at June 30, 2015 and December 31, 2014 were 12.83% and 13.38%, respectively. The Tier 1 capital ratios were 12.31% and 12.76% at June 30, 2015 and December 31, 2014, respectively. The Company’s common equity to total asset ratios at June 30, 2015 and December 31, 2014 were 13.18% and 13.28%, respectively, while its tangible common equity to tangible assets ratios were 9.30% and 9.27%, respectively, at the same dates.

On January 30, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015. During the six months ended June 30, 2015, approximately 181,000 common shares were repurchased and approximately $8.3 million remained available under the program.

Also, the Company paid a cash dividend of $0.17 per share during the second quarter of 2015, a $0.02 per share increase from the prior quarter, or 13%, and a $0.03 per share, or 21%, increase over the prior year quarterly dividend rate. The dividends paid year-to-date of $0.32 per share represent a $0.04 per share, or 14%, increase over the first six months of 2014.

Securities

At June 30, 2015, the Company had total investments in the amount of $1.1 billion, or 15.2% of total assets, as compared to $1.2 billion, or 15.7% of total assets, at December 31, 2014. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The Company transferred these securities to held to maturity to reduce the impact of price volatility on capital and in consideration of changes to the regulatory environment. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer with a remaining balance of $7.8 million as of June 30, 2015.

The table below sets forth a summary of the securities available for sale, securities held to maturity, and restricted stock, at fair value for the following periods (dollars in thousands):

	June 30,	December 31,
	2015	2014
Available for Sale:
U.S. government and agency securities	$8,380	$8,454
Obligations of states and political subdivisions	247,641	445,647
Corporate and other bonds	75,154	78,680
Mortgage-backed securities	546,994	559,329
Other securities	10,193	10,004
Total securities available for sale, at fair value	888,362	1,102,114

Held to Maturity:
Obligations of states and political subdivisions	201,072	-

Federal Reserve Bank stock	23,809	23,834
Federal Home Loan Bank stock	26,362	31,020
Total restricted stock	50,171	54,854
Total investments	$1,139,605	$1,156,968

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized in 2014 or for the first six months of 2015. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of June 30, 2015 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total

U.S. government and agency securities:
Amortized cost	$1,057	$2,987	$4,087	$18	$8,149
Fair value	1,068	3,012	4,117	183	8,380
Weighted average yield (1)	3.00	1.97	2.01	-	2.12

Mortgage backed securities:
Amortized cost	44	28,949	104,624	406,048	539,665
Fair value	45	29,167	106,137	411,645	546,994
Weighted average yield (1)	4.20	2.04	2.17	2.14	2.14

Obligations of states and political subdivisions:
Amortized cost	9,595	25,277	99,096	107,355	241,323
Fair value	9,669	26,582	102,853	108,537	247,641
Weighted average yield (1)	4.22	4.64	4.94	4.61	4.73

Corporate bonds and other securities:
Amortized cost	11,508	65	26,532	47,627	85,732
Fair value	11,520	65	26,388	47,374	85,347
Weighted average yield (1)	1.86	4.50	2.84	1.61	2.03

Total securities available for sale:
Amortized cost	22,204	57,278	234,339	561,048	874,869
Fair value	22,302	58,826	239,495	567,739	888,362
Weighted average yield (1)	2.94	3.19	3.41	2.57	2.84

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of securities held to maturity at carrying value and their weighted average yields as of June 30, 2015 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total

Obligations of states and political subdivisions:
Carrying Value	$1,322	$5,268	$31,977	$162,505	$201,072
Fair value	1,334	5,276	31,709	161,156	199,475
Weighted average yield (1)	2.23	0.33	2.90	3.26	3.12

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of June 30, 2015, the Company maintained a diversified municipal bond portfolio with approximately 75% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the State of Texas represented 14%, the State of Washington represented 12%, and the Commonwealth of Virginia represented 10% of the municipal portfolio; no other state had a concentration above 10%. Approximately 99% of municipal holdings are considered investment grade by Moody’s or Standard & Poor’s. The non-investment grade securities are principally insured Texas municipalities with no underlying rating.  When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of June 30, 2015, the cash, interest-bearing deposits in other banks, money market investments, federal funds sold, loans held for sale, and loans that mature within one year totaled $1.8 billion, or 26.4%, of total earning assets. As of June 30, 2015, approximately $1.6 billion, or 28.8%, of total loans are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments.

Loan Portfolio

Loans, net of deferred fees and costs, were $5.5 billion at June 30, 2015, $5.3 billion at December 31, 2014, and $5.2 billion at June 30, 2014. Loans secured by real estate continue to represent the Company’s largest category, comprising 83.7% of the total loan portfolio at June 30, 2015.

The following table presents the Company’s composition of loans, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	June 30,		March 31,		December 31,		September 30,		June 30,
	2015		2015		2014		2014		2014
Loans secured by real estate:
Residential 1-4 family	$937,557	17.0%	$916,557	17.0%	$925,371	17.3%	$931,672	18.0%	$940,121	18.0%
Commercial	2,092,228	38.0%	2,078,688	38.6%	2,051,943	38.3%	1,994,138	38.5%	2,052,530	39.3%
Construction, land development and other land loans	671,233	12.2%	657,581	12.2%	656,418	12.3%	611,737	11.8%	613,027	11.7%
Second mortgages	54,224	1.0%	54,371	1.0%	57,650	1.1%	61,372	1.2%	66,477	1.3%
Equity lines of credit	512,499	9.3%	515,187	9.6%	523,808	9.8%	514,705	10.0%	517,411	9.9%
Multifamily	316,474	5.7%	298,651	5.5%	297,289	5.6%	280,116	5.4%	257,819	4.9%
Farm land	25,061	0.5%	27,029	0.5%	26,043	0.5%	28,724	0.6%	29,528	0.6%
Total real estate loans	4,609,276	83.7%	4,548,064	84.4%	4,538,522	84.9%	4,422,464	85.5%	4,476,913	85.7%

Commercial Loans	426,024	7.7%	409,867	7.6%	374,080	7.0%	362,361	7.0%	373,406	7.1%

Consumer installment loans
Personal	354,485	6.4%	335,649	6.2%	333,126	6.2%	308,719	6.0%	299,663	5.7%
Credit cards	26,349	0.5%	24,691	0.5%	24,225	0.5%	23,736	0.5%	23,432	0.4%
Total consumer installment loans	380,834	6.9%	360,340	6.7%	357,351	6.7%	332,455	6.5%	323,095	6.1%

All other loans	94,251	1.7%	69,484	1.3%	76,043	1.4%	53,723	1.0%	59,655	1.1%
Gross loans	$5,510,385	100.0%	$5,387,755	100.0%	$5,345,996	100.0%	$5,171,003	100.0%	$5,233,069	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of June 30, 2015 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Loans secured by real estate:
Residential 1-4 family	$937,557	$92,066	$348,838	$18,783	$330,055	$496,653	$276,092	$220,561
Commercial	2,092,228	183,833	616,270	153,594	462,676	1,292,125	980,688	311,437
Construction, land development and other land loans	671,233	369,086	183,503	159,586	23,917	118,644	101,723	16,921
Second mortgages	54,224	5,173	8,511	2,634	5,877	40,540	13,935	26,605
Equity lines of credit	512,499	37,612	474,278	48,814	425,464	609	472	137
Multifamily	316,474	34,601	84,543	27,761	56,782	197,330	136,932	60,398
Farm land	25,061	5,313	9,935	5,621	4,314	9,813	9,551	262
Total real estate loans	4,609,276	727,684	1,725,878	416,793	1,309,085	2,155,714	1,519,393	636,321

Commercial Loans	426,024	152,381	115,920	101,664	14,256	157,723	121,674	36,049

Consumer installment loans
Personal	354,485	74,428	3,183	2,969	214	276,874	123,005	153,869
Credit cards	26,349	26,349	-	-	-	-	-	-
Total consumer installment loans	380,834	100,777	3,183	2,969	214	276,874	123,005	153,869

All other loans	94,251	9,285	20,853	16,602	4,251	64,113	17,729	46,384
Gross loans	$5,510,385	$990,127	$1,865,834	$538,028	$1,327,806	$2,654,424	$1,781,801	$872,623

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at June 30, 2015, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction, and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

Asset Quality

Overview

During the first six months of 2015, the Company experienced declines in total past due and nonaccrual loan and OREO balances from December 31, 2014. The decline in OREO balances was mostly attributable to sales of closed bank premises and foreclosed residential real estate property and land during the period. The loan loss provision increased from the same period in the prior year driven by higher loan balances in 2015 and an increase in net charge-offs in 2015, primarily due to a net recovery in the first quarter of 2014. The allowance for loan losses to total loans ratios (both unadjusted and adjusted for acquisition accounting) decreased from both December 31, 2014 and June 30, 2014. All nonaccrual and past due loan metrics discussed below exclude PCI loans totaling $87.8 million (net of fair value mark).

Troubled Debt Restructurings

The total recorded investment in TDRs as of June 30, 2015 was $22.1 million, a decrease of $4.7 million, or 17.4%, from $26.8 million at December 31, 2014 and a decline of $12.0 million, or 35.3%, from $34.2 million at June 30, 2014. Of the $22.1 million of TDRs at June 30, 2015, $19.9 million, or 89.9%, were considered performing while the remaining $2.2 million were considered nonperforming. The decrease in the TDR balance from December 31, 2014 is primarily attributable to $664,000 being removed from TDR status, $50,000 transferred to OREO, $4.4 million in net payments, and $522,000 in charge-offs, partially offset by $1.0 million in additions. Loans removed from TDR status represent restructured loans with a market rate of interest at the time of the restructuring. These loans have performed in accordance with their modified terms for twelve consecutive months and were no longer considered impaired. Loans removed from TDR status are collectively evaluated for impairment; due to the significant improvement in the expected future cash flows, these loans are grouped based on their primary risk characteristics, typically using the Company’s internal risk rating system as its primary credit quality indicator. Impairment is measured based on historical loss experience taking into consideration environmental factors. The significant majority of these loans have been subject to new credit decisions due to the improvement in the expected future cash flows, the financial condition of the borrower, and other factors considered during re-underwriting. The TDR activity during the quarter did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

Nonperforming Assets

At June 30, 2015, nonperforming assets totaled $31.7 million, a decrease of $15.6 million, or 33.0%, from December 31, 2014 and a decrease of $29.9 million, or 48.5%, from a year ago. In addition, NPAs as a percentage of total outstanding loans decreased 31 basis points to 0.58% in the current quarter from 0.89% as of December 31, 2014 and declined 60 basis points from 1.18% a year earlier.

The following table shows a summary of assets quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
Nonaccrual loans, excluding PCI loans	$9,521	$17,385	$19,255	$20,279	$23,099
Foreclosed properties	18,917	21,727	23,058	28,783	33,739
Former bank premises	3,305	3,707	5,060	8,971	4,755
Total nonperforming assets	31,743	42,819	47,373	58,033	61,593
Loans past due 90 days and accruing interest	10,903	7,932	10,047	16,118	6,870
Total nonperforming assets and loans past due 90 days and accruing interest	$42,646	$50,751	$57,420	$74,151	$68,463

Performing Restructurings	$19,880	$21,336	$22,829	$26,243	$30,561

Balances
Allowance for loan losses	$32,344	$30,977	$32,384	$32,109	$31,379
Average loans, net of deferred fees and costs	5,448,126	5,360,676	5,220,223	5,196,116	5,246,710
Loans, net of deferred fees and costs	5,510,385	5,387,755	5,345,996	5,171,003	5,233,069

Ratios
NPAs to total loans	0.58%	0.79%	0.89%	1.12%	1.18%
NPAs & loans 90 days past due to total loans	0.77%	0.94%	1.07%	1.43%	1.31%
NPAs to total loans & OREO	0.57%	0.79%	0.88%	1.11%	1.17%
NPAs & loans 90 days past due to total loans & OREO	0.77%	0.94%	1.07%	1.42%	1.30%
ALL to nonaccrual loans	339.71%	178.18%	168.18%	158.34%	135.85%
ALL to nonaccrual loans & loans 90 days past due	158.36%	122.36%	110.52%	88.22%	104.70%

Nonperforming assets at June 30, 2015 included $9.5 million in nonaccrual loans (excluding PCI loans), a net decrease of $9.7 million, or 50.6%, from December 31, 2014 and a decline of $13.6 million, or 58.8%, from June 30, 2014. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
Beginning Balance	$17,385	$19,255	$20,279	$23,099	$14,722
Net customer payments	(4,647)	(2,996)	(4,352)	(1,654)	(1,088)
Additions	581	4,379	7,413	1,099	11,087
Charge-offs	(2,171)	(3,107)	(1,839)	(604)	(137)
Loans returning to accruing status	(919)	(53)	(2,246)	(723)	(523)
Transfers to OREO	(708)	(93)	-	(938)	(962)
Ending Balance	$9,521	$17,385	$19,255	$20,279	$23,099

The majority of the additions to nonaccrual loans in the first quarter of 2015 were attributable to three credit relationships. During the second quarter of 2015, the decline in nonaccrual loans was largely due to payments received in settlements, sales of collateral, and liquidation of customer assets.

The following table presents the composition of nonaccrual loans (excluding PCI loans) and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
Raw Land and Lots	$403	$1,059	$2,359	$5,074	$5,921
Commercial Construction	1,907	1,953	968	672	1,065
Commercial Real Estate	3,825	7,609	6,962	1,821	851
Single Family Investment Real Estate	782	1,302	2,070	4,202	5,737
Commercial and Industrial	1,074	2,540	3,286	3,005	3,794
Other Commercial	65	69	74	62	121
Consumer	1,465	2,853	3,536	5,443	5,610
Total	$9,521	$17,385	$19,255	$20,279	$23,099

Coverage Ratio	339.71%	178.18%	168.18%	158.34%	135.85%

Nonperforming assets at June 30, 2015 also included $22.2 million in OREO, a decrease of $5.9 million, or 21.0%, from December 31, 2014 and a decrease of $16.3 million, or 42.3%, from the prior year. The following table shows the activity in OREO for the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
Beginning Balance	$25,434	$28,118	$37,754	$38,494	$35,487
Additions of foreclosed property	904	158	367	2,553	1,619
Additions of former bank premises	-	402	63	4,814	6,052
Capitalized improvements	243	56	424	203	59
Valuation adjustments	(710)	(590)	(381)	(6,192)	(817)
Proceeds from sales	(3,511)	(2,748)	(11,362)	(2,216)	(3,913)
Gains (losses) from sales	(138)	38	1,253	98	7
Ending Balance	$22,222	$25,434	$28,118	$37,754	$38,494

During the first six months of 2015, the majority of sales of OREO were related to closed bank premises and foreclosed residential real estate and land.

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
Land	$7,254	$8,412	$8,726	$9,054	$11,378
Land Development	7,013	7,192	7,162	7,585	10,509
Residential Real Estate	3,217	4,794	5,736	6,696	6,019
Commercial Real Estate	1,433	1,329	1,434	5,448	5,833
Former Bank Premises (1)	3,305	3,707	5,060	8,971	4,755
Total	$22,222	$25,434	$28,118	$37,754	$38,494

(1) Includes closed branch property and land previously held for branch sites.

Past Due Loans

At June 30, 2015, total accruing past due loans, excluding PCI loans, were $33.5 million, or 0.61% of total loans, compared to $48.1 million, or 0.90%, at December 31, 2014 and $43.2 million, or 0.83%, a year ago. At June 30, 2015, loans past due 90 days or more and accruing interest, excluding PCI loans, totaled $10.9 million, or 0.20% of total loans, compared to $10.0 million, or 0.19%, at December 31, 2014 and $6.9 million, or 0.13%, a year ago.

Charge-offs and delinquencies

For the quarter ended June 30, 2015, net charge-offs were $2.2 million, or 0.16% on an annualized basis, compared to $1.0 million, or 0.08%, for the same quarter last year. For the six months ended June 30, 2015, net charge-offs were $5.3 million, or 0.20% on an annualized basis, compared to $256,000, or 0.01% annualized. Of the $5.3 million in loans charged off in the first six months of 2015, $4.3 million, or 81.1%, related to loans specifically reserved for in the prior period. The increase in charge-offs is partially attributable to a net recovery in the first quarter of 2014 largely related to one recovery of $1.2 million on a commercial loan previously charged off.

Provision

The provision for loan losses for the quarter ended June 30, 2015 was $3.5 million, an increase of $2.0 million compared to the same quarter a year ago. During the six months ended June 30, 2015, the provision for loan losses was $5.3 million, an increase of $3.8 million compared to the first six months of 2014. The increase in the provision for loan losses in the current periods compared to the same periods in the prior year was primarily driven by higher loan balances in 2015 and an increase in net charge-offs in 2015, primarily due to a net recovery in the first quarter of 2014. Additionally, a $200,000 provision was recognized during the current quarter for unfunded loan commitments.

Allowance for Loan Losses

The allowance for loan losses of $32.3 million at June 30, 2015 was consistent with the allowance for loan losses at December 31, 2014. The ALL as a percentage of the total loan portfolio, adjusted for acquisition accounting (non-GAAP), was 1.02% at June 30, 2015, a decrease from 1.08% at December 31, 2014 and 1.11% at June 30, 2014. The allowance for loan losses as a percentage of the total loan portfolio was 0.59% at June 30, 2015, 0.61% at December 31, 2014, and 0.60% at June 30, 2014. In acquisition accounting, there is no carryover of previously established allowance for loan losses, as acquired loans are recorded at fair value.

Due to the large decline in nonaccrual loans, the nonaccrual loan coverage ratio significantly increased to 339.7% at June 30, 2015, compared to 168.2% at December 31, 2014, and 135.8% at June 30, 2014. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the quarters ended (dollars in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
Balance, beginning of period	$30,977	$32,384	$32,109	$31,379	$30,907
Loans charged-off:
Commercial	1,022	671	879	132	476
Real estate	1,722	2,596	3,584	1,138	695
Consumer	461	562	365	495	369
Total loans charged-off	3,205	3,829	4,828	1,765	1,540
Recoveries:
Commercial	120	97	59	108	84
Real estate	720	308	318	411	193
Consumer	183	267	226	176	235
Total recoveries	1,023	672	603	695	512
Net charge-offs	2,182	3,157	4,225	1,070	1,028
Provision for loan losses	3,549	1,750	4,500	1,800	1,500
Balance, end of period	$32,344	$30,977	$32,384	$32,109	$31,379

Allowance for loan losses to loans	0.59%	0.57%	0.61%	0.62%	0.60%
ALL to loans, adjusted for acquisition accounting (Non-GAAP)	1.02%	1.03%	1.08%	1.12%	1.11%
Net charge-offs to total loans	0.16%	0.24%	0.31%	0.08%	0.08%
Provision to total loans	0.26%	0.13%	0.33%	0.14%	0.11%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of the quarters ended (dollars in thousands):

	June 30,		March 31,		December 31,		September 30,		June 30,
	2015		2015		2014		2014		2014
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Commercial	$2,490	7.7%	$2,354	7.6%	$2,266	7.0%	$2,250	7.0%	$2,239	7.1%
Real estate	27,072	83.7%	26,145	84.4%	27,493	84.9%	27,461	85.5%	26,876	85.7%
Consumer	2,782	8.6%	2,478	8.0%	2,625	8.1%	2,398	7.5%	2,264	7.2%
Total	$32,344	100.0%	$30,977	100.0%	$32,384	100.0%	$32,109	100.0%	$31,379	100.0%

(1) The percent represents the loan balance divided by total loans.

Deposits

As of June 30, 2015, total deposits were $5.8 billion, an increase of $145.7 million, or 2.6%, from December 31, 2014. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.2 billion accounted for 27.8% of total interest-bearing deposits at June 30, 2015. The Company continues to experience a shift from time deposits into lower cost transaction accounts (NOW, money market, savings and noninterest bearing demand accounts), driven by the Company’s focus on acquiring low cost funding sources and customer preference for liquidity in response to current market conditions.

The following table presents the deposit balances by major categories as of the quarters ended (dollars in thousands):

	June 30,		December 31,
	2015		2014
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Non-interest bearing	$1,289,676	22.3%	$1,199,378	21.3%
NOW accounts	1,378,129	23.8%	1,332,029	23.6%
Money market accounts	1,303,792	22.5%	1,261,520	22.4%
Savings accounts	565,584	9.8%	548,526	9.7%
Time deposits of $100,000 and over	547,492	9.5%	550,842	9.8%
Other time deposits	699,801	12.1%	746,475	13.2%
Total Deposits	$5,784,474	100.0%	$5,638,770	100.0%

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of June 30, 2015 and December 31, 2014, none were purchased and included in certificates of deposit on the Company’s Consolidated Balance Sheets. Maturities of time deposits as of June 30, 2015 are as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total
Maturities of time deposits of $100,000 and over	$73,194	$169,702	$304,596	$547,492
Maturities of other time deposits	92,894	269,471	337,436	699,801
Total time deposits	$166,088	$439,173	$642,032	$1,247,293

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

Beginning January 1, 2015, the Company calculates its regulatory capital under the U.S. Basel III Standardized Approach. The Company calculated regulatory capital measures for periods prior to 2015 under previous regulatory requirements. The table summarizes the Company’s regulatory capital and related ratios for the periods presented (dollars in thousands):

	June 30,	December 31,	June 30,
	2015	2014	2014
Tier 1 capital	$775,286	$734,755	$727,159
Tier 2 capital	32,624	35,830	35,433
Total risk-based capital	807,910	770,585	762,592
Risk-weighted assets	6,298,404	5,758,071	5,625,362

Capital ratios:
Common equity Tier 1 capital ratio	10.87%	N/A	N/A
Tier 1 capital ratio	12.31%	12.76%	12.93%
Total capital ratio	12.83%	13.38%	13.56%
Leverage ratio (Tier 1 capital to average assets)	10.82%	10.62%	10.47%
Common equity to total assets	13.18%	13.28%	13.36%
Tangible common equity to tangible assets	9.30%	9.27%	9.22%

NON-GAAP MEASURES

In reporting the Company’s results as of and for the periods ended June 30, 2015 and 2014, the Company has provided supplemental performance measures on an operating or tangible basis. Operating measures exclude acquisition costs unrelated to the Company’s normal operations. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Tangible common equity is used in the calculation of certain capital and per share ratios. The Company believes tangible common equity and the related ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses.

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

The following table reconciles these non-GAAP measures from their respective U.S. GAAP basis measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Earnings
Net Income (GAAP)	$15,348	$14,673	$31,049	$22,382
Plus: Merger and conversion related expense, after tax	-	3,043	-	12,059
Net operating earnings (non-GAAP)	$15,348	$17,716	$31,049	$34,441
Operating earnings per share - Basic	$0.34	$0.38	$0.69	$0.74
Operating earnings per share - Diluted	0.34	0.38	0.69	0.74
Operating ROA	0.83%	0.98%	0.84%	0.96%
Operating ROE	6.21%	7.26%	6.34%	7.03%
Operating ROTCE	9.20%	11.04%	9.43%	10.66%

Community Bank Segment Operating Earnings
Net Income (GAAP)	$15,253	$15,275	$31,221	$24,364
Plus: Merger and conversion related expense, after tax	-	3,043	-	12,059
Net operating earnings (non-GAAP)	$15,253	$18,318	$31,221	$36,423
Operating earnings per share - Basic	$0.34	$0.40	$0.69	$0.78
Operating earnings per share - Diluted	0.34	0.40	0.69	0.78
Operating ROA	0.82%	1.01%	0.85%	1.01%
Operating ROE	6.19%	7.56%	6.40%	7.52%
Operating ROTCE	9.18%	11.54%	9.52%	11.46%

Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$63,816	$63,715	$125,785	$127,473
FTE adjustment	2,291	2,101	4,452	4,065
Net Interest Income (FTE)	$66,107	$65,816	$130,237	$131,538
Noninterest Income (GAAP)	16,212	16,280	31,266	30,068
Noninterest Expense (GAAP)	$55,241	$58,967	$109,081	$126,252
Merger and conversion related expense	-	4,661	-	17,829
Noninterest Expense (Non-GAAP)	$55,241	$54,306	$109,081	$108,423
Operating Efficiency Ratio FTE (non-GAAP)	67.11%	66.15%	67.54%	67.09%

Community Bank Segment Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$63,441	$63,401	$125,164	$126,927
FTE adjustment	2,291	2,102	4,453	4,064
Net Interest Income (FTE)	$65,732	$65,503	$129,617	$130,991
Noninterest Income (GAAP)	13,523	13,422	26,371	25,081
Noninterest Expense (GAAP)	$52,365	$54,841	$103,337	$117,587
Merger and conversion related expense	-	4,661	-	17,829
Noninterest Expense (Non-GAAP)	$52,365	$50,180	$103,337	$99,758
Operating Efficiency Ratio FTE (non-GAAP)	66.07%	63.58%	66.25%	63.92%

Tangible Common Equity
Ending equity	$988,134	$976,326	$988,134	$976,326
Less: Ending goodwill	293,522	296,876	293,522	296,876
Less: Ending core deposit intangibles	27,394	36,479	27,394	36,479
Ending tangible common equity	$667,218	$642,971	$667,218	$642,971

Average equity	$991,093	$978,251	$986,844	$987,686
Less: Average goodwill	293,522	296,876	293,522	296,876
Less: Average core deposit intangibles	28,432	37,962	29,508	39,199
Average tangible common equity	$669,139	$643,413	$663,814	$651,611

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

	June 30,	December 31,	June 30,
	2015	2014	2014
Allowance for loan losses	$32,344	$32,384	$31,379
Remaining fair value mark on acquired performing loans	23,010	24,340	25,632
Adjusted allowance for loan losses	$55,354	$56,724	$57,011

Loans, net of unearned income	$5,510,385	$5,345,996	$5,233,069
Remaining fair value mark on acquired performing loans	23,010	24,340	25,632
Less: PCI loans, net of fair value mark	87,841	105,788	131,107
Adjusted loans, net of unearned income	$5,445,554	$5,264,548	$5,127,594

Allowance for loan losses ratio	0.59%	0.61%	0.60%
Allowance for loan losses ratio, adjusted for acquisition accounting	1.02%	1.08%	1.11%

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

The Company determines the overall magnitude of interest sensitivity risk and then formulates policies and practices governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, the states of the national, regional, and local economies, and other financial and business risk factors. The Company uses simulation modeling to measure and monitor the effect of various interest rate scenarios and business strategies on net interest income. This modeling reflects interest rate changes and the related impact on net interest income and net income over specified time horizons.

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of June 30, 2015 and 2014 (dollars in thousands):

	Change In Net Interest Income
	June 30,
	2015		2014
	%	$	%	$
Change in Yield Curve:
+300 basis points	5.38	14,441	5.18	13,737
+200 basis points	3.61	9,699	3.64	9,650
+100 basis points	1.50	4,014	1.54	4,092
Most likely rate scenario	-	-	-	-
-100 basis points	(1.50)	(4,019)	(1.68)	(4,454)
-200 basis points	(4.34)	(11,646)	(4.55)	(12,068)
-300 basis points	(4.82)	(12,949)	(5.36)	(14,194)

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

As of June 30, 2015, the Company is more asset sensitive when compared to June 30, 2014 due to changes in the composition of the balance sheet. In becoming more “asset sensitive,” the Company expects net interest income to increase as market rates increase. In the decreasing interest rate environments, the Company shows a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 300 basis points interest rate environments, the Company does not believe the down 200 and 300 basis point scenarios are plausible given the current level of interest rates.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended June 30, 2015 and 2014 (dollars in thousands):

	Change In Economic Value of Equity
	June 30,
	2015		2014
	%	$	%	$
Change in Yield Curve:
+300 basis points	(1.25)	(16,699)	(1.36)	(17,882)
+200 basis points	(0.10)	(1,293)	(0.15)	(1,911)
+100 basis points	0.54	7,171	0.33	4,272
Most likely rate scenario	-	-	-	-
-100 basis points	(3.31)	(44,315)	(2.57)	(33,735)
-200 basis points	(9.15)	(122,595)	(7.71)	(101,081)
-300 basis points	(10.45)	(140,095)	(8.63)	(113,170)

The shock down 200 or 300 basis points analysis is not as meaningful since interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points.  While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity in rates down scenarios.

As of June 30, 2015, the Company’s economic value of equity model projects that a sudden increase in market interest rates would result in a smaller change in the Company’s estimated economic value of equity in the up 200 or 300 basis point scenarios indicating that the Company has generally become less sensitive to market rate increases over this range, compared to June 30, 2014. The model also indicates that the Company generally has become more sensitive to market interest rate declines as of June 30, 2015 compared to June 30, 2014. However, the Company believes the down 200 and 300 basis point scenarios are not plausible given the current low level of interest rates.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

In the first six months of 2015, the Company issued the following stock retainer awards to non-employee directors of the Company, including shares exempt from registration as set forth above:

	Issue Date	Total number of shares issued	Price per share ($)	Valuation ($)
Union Bankshares Corporation Board of Directors (1)
	March 2, 2015	4,576	21.87	100,077
	June 1, 2015	4,624	21.61	99,925
	Total	9,200		200,002

(1)	The price per share is based on the per share closing sale price of the Company’s common stock on the date prior to the issue date.

For the six months ended June 30, 2015, the aggregate amount of director services received by the Company for the stock issuances to non-employee directors of the Company was $200,002.

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program

The following information describes the Company’s common stock repurchases during 2014 and the six months ended June 30, 2015:

Period	Total number of shares purchased (1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plan (2)	Approximate value of shares that may yet be purchased under the plan ($) (2)
January 1 - December 31, 2014	2,125,264	24.72	2,125,264	12,460,000
January 1 - January 31, 2015	102,843	23.17	102,843	10,077,000
February 1 - February 28, 2015	-	-	-	10,077,000
March 1 - March 31, 2015	-	-	-	10,077,000
April 1 - April 30, 2015	45,813	21.83	45,813	9,077,000
May 1 - May 31, 2015	-	-	-	9,077,000
June 1 - June 30, 2015	32,700	22.74	32,700	8,333,000
Total	2,306,620	24.57	2,306,620

(1)On January 30, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015.

(2)For purposes of the Company’s consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description
10.12	Union Bankshares Corporation Stock and Incentive Plan (as amended and restated effective April 21, 2015) (incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement; SEC file no. 333-203580).

10.23	Form of Time-Based Restricted Stock Agreement under Union Bankshares Corporation Stock and Incentive Plan (incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K filed on April 27, 2015).

10.24	Form of Performance Share Unit Agreement under Union Bankshares Corporation Stock and Incentive Plan (incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K filed on April 27, 2015).

15.01	Letter regarding unaudited interim financial information.

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00	Interactive data files formatted in eXtensible Business Reporting Language for the quarter ended June 30, 2015 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1) These files are furnished and deemed not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation
(Registrant)

Date: August 6, 2015	By: /s/ G. William Beale
G. William Beale,
President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2015	By: /s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

- 80 -