Form 10-Q
period 2015-09-30
Union Bankshares Corp
filed 2015-11-05
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The number of shares of common stock outstanding as of November 2, 2015 was 44,923,602.

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents:
Cash and due from banks	$102,955	$112,752
Interest-bearing deposits in other banks	76,001	19,344
Money market investments	1	1
Federal funds sold	237	1,163
Total cash and cash equivalents	179,194	133,260

Securities available for sale, at fair value	888,692	1,102,114
Securities held to maturity, at carrying value	199,363	-
Restricted stock, at cost	52,721	54,854

Loans held for sale	65,713	42,519

Loans held for investment, net of deferred fees and costs	5,543,621	5,345,996
Less allowance for loan losses	33,269	32,384
Net loans held for investment	5,510,352	5,313,612

Premises and equipment, net	129,191	135,247
Other real estate owned, net of valuation allowance	22,094	28,118
Core deposit intangibles, net	25,320	31,755
Goodwill	293,522	293,522
Bank owned life insurance	142,433	139,005
Other assets	85,718	84,637
Total assets	$7,594,313	$7,358,643

LIABILITIES
Noninterest-bearing demand deposits	$1,338,045	$1,199,378
Interest-bearing deposits	4,480,808	4,439,392
Total deposits	5,818,853	5,638,770

Securities sold under agreements to repurchase	99,417	44,393
Other short-term borrowings	332,000	343,000
Long-term borrowings	290,732	299,542
Other liabilities	58,299	55,769
Total liabilities	6,599,301	6,381,474

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000; issued and outstanding, 44,990,569 shares and 45,162,853 shares, respectively.	59,514	59,795
Surplus	638,511	643,443
Retained earnings	288,841	261,676
Accumulated other comprehensive income	8,146	12,255
Total stockholders' equity	995,012	977,169

Total liabilities and stockholders' equity	$7,594,313	$7,358,643

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except share data)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$62,651	$62,340	$185,706	$184,996
Interest on federal funds sold	-	-	1	1
Interest on deposits in other banks	23	21	64	41
Interest and dividends on securities:
Taxable	3,954	3,883	11,621	11,391
Nontaxable	3,372	3,347	10,062	10,005
Total interest and dividend income	70,000	69,591	207,454	206,434

Interest expense:
Interest on deposits	4,204	3,027	11,204	7,833
Interest on federal funds purchased	1	3	6	49
Interest on short-term borrowings	223	108	728	373
Interest on long-term borrowings	2,128	1,974	6,287	6,226
Total interest expense	6,556	5,112	18,225	14,481

Net interest income	63,444	64,479	189,229	191,953
Provision for credit losses	2,062	1,800	7,561	3,300
Net interest income after provision for credit losses	61,382	62,679	181,668	188,653

Noninterest income:
Service charges on deposit accounts	4,965	4,458	13,800	13,281
Other service charges and fees	3,983	3,773	11,618	11,281
Fiduciary and asset management fees	2,304	2,120	6,835	6,753
Gains on sales of mortgage loans, net of commissions	2,630	2,598	7,582	7,925
Gains on securities transactions, net	75	995	672	1,449
Other-than-temporary impairment losses	(300)	-	(300)	-
Bank owned life insurance income	1,161	1,195	3,431	3,467
Other operating income	1,907	1,179	4,352	2,229
Total noninterest income	16,725	16,318	47,990	46,385

Noninterest expenses:
Salaries and benefits	25,853	25,636	78,905	82,466
Occupancy expenses	4,915	4,902	15,220	15,184
Furniture and equipment expenses	3,015	3,050	8,818	8,555
Printing, postage, and supplies	1,191	1,290	3,970	3,682
Communications expense	1,159	1,291	3,481	3,740
Technology and data processing	3,549	3,280	10,020	9,145
Professional services	1,991	1,400	5,008	3,897
Marketing and advertising expense	1,781	2,064	5,841	4,821
FDIC assessment premiums and other insurance	1,351	1,577	4,030	4,563
Other taxes	1,569	1,460	4,674	4,352
Loan-related expenses	935	814	2,306	1,987
OREO and credit-related expenses	1,263	6,559	4,415	10,254
Amortization of intangible assets	2,074	2,391	6,435	7,462
Acquisition and conversion costs	-	1,695	-	19,524
Other expenses	2,679	2,004	9,282	6,033
Total noninterest expenses	53,325	59,413	162,405	185,665

Income before income taxes	24,782	19,584	67,253	49,373
Income tax expense	6,566	4,767	17,989	12,174
Net income	$18,216	$14,817	$49,264	$37,199
Basic earnings per common share	$0.40	$0.32	$1.09	$0.80
Diluted earnings per common share	$0.40	$0.32	$1.09	$0.80
Dividends declared per common share	$0.17	$0.15	$0.49	$0.43
Basic weighted average number of common shares outstanding	45,087,409	45,649,309	45,107,290	46,268,996
Diluted weighted average number of common shares outstanding	45,171,610	45,738,554	45,189,578	46,367,156

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$18,216	$14,817	$49,264	$37,199
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(2,328)	(228)	(2,009)	(431)
Reclassification adjustment for losses included in net income (net of tax, $84 and $89 for the three months and $253 and $231 for the nine months ended September 30, 2015 and 2014)	157	164	470	428
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $673 and $968 for the three months and $976 and $7,992 for the nine months ended September 30, 2015 and 2014)	1,250	1,798	(1,812)	14,843
Reclassification adjustment for (gains) losses included in net income (net of tax, $79 and $348 for the three months and $130 and $367 for the nine months ended September 30, 2015 and 2014)	146	(647)	(242)	(682)
HTM securities:
Accretion of unrealized gain for AFS securities transferred to HTM (net of tax, $166 and $0 for the three months and $278 and $0 for the nine months ended September 30, 2015 and 2014).	(308)	-	(516)	-
Other comprehensive income (loss)	(1,083)	1,087	(4,109)	14,158
Comprehensive income	$17,133	$15,904	$45,155	$51,357

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollars in thousands, except share amounts)

	Common Stock	Surplus	Retained Earnings (1)	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2013	$33,020	$170,770	$236,210	$(2,190)	$437,810
Net income - 2014			37,199		37,199
Other comprehensive income (net of taxes of $7,625)				14,158	14,158
Issuance of common stock in regard to acquisition (22,147,874 shares)	29,457	520,066			549,523
Dividends on common stock ($0.43 per share)			(19,021)		(19,021)
Stock purchased under stock repurchase plan (1,731,025 shares)	(2,303)	(41,174)			(43,477)
Issuance of common stock under Dividend Reinvestment Plan (37,489 shares)	50	828	(878)		-
Issuance of common stock under Equity Compensation Plans (67,057 shares)	89	983			1,072
Issuance of common stock for services rendered (14,374 shares)	19	343			362
Vesting of restricted stock under Equity Compensation Plans (14,707 shares)	20	(20)			-
Net settle for taxes on Restricted Stock Awards (63,916 shares)	(85)	(1,480)			(1,565)
Stock-based compensation expense		862			862
Balance - September 30, 2014	$60,267	$651,178	$253,510	$11,968	$976,923

Balance - December 31, 2014	$59,795	$643,443	$261,676	$12,255	$977,169
Net income - 2015			49,264		49,264
Other comprehensive income (net of taxes of $1,130)				(4,109)	(4,109)
Dividends on common stock ($0.49 per share)			(21,000)		(21,000)
Stock purchased under stock repurchase plan (347,021 shares)	(460)	(7,535)			(7,995)
Issuance of common stock under Dividend Reinvestment Plan (52,201 shares)	69	1,030	(1,099)		-
Issuance of common stock under Equity Compensation Plans (37,124 shares)	49	517			566
Issuance of common stock for services rendered (19,417 shares)	26	420			446
Vesting of restricted stock under Equity Compensation Plans (39,652 shares)	52	(52)			-
Net settle for taxes on Restricted Stock Awards (13,076 shares)	(17)	(269)			(286)
Stock-based compensation expense		957			957
Balance - September 30, 2015	$59,514	$638,511	$288,841	$8,146	$995,012

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

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollars in thousands)

	2015	2014
Operating activities:
Net income	$49,264	$37,199
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of bank premises and equipment	8,097	8,160
Writedown of OREO	1,773	7,265
Other-than-temporary impairment recognized in earnings	300	-
Amortization, net	10,080	10,891
Amortization related to acquisition, net	1,175	(410)
Provision for loan losses	7,561	3,300
(Gains) on securities transactions, net	(672)	(1,449)
Decrease in loans held for sale, net	3,206	33,093
Gains (losses) on sales of other real estate owned, net	80	(128)
Losses on sales of bank premises, net	98	384
Stock-based compensation expenses	957	862
Issuance of common stock for services	446	362
Net (increase) decrease in other assets	(3,892)	12,347
Net increase (decrease) in other liabilities	691	(3,703)
Net cash and cash equivalents provided by operating activities	79,164	108,173
Investing activities:
Purchases of securities	(171,203)	(351,153)
Proceeds from sales of securities	63,928	273,447
Proceeds from maturities, calls and paydowns of securities available for sale	110,132	111,390
Proceeds from maturities, calls and paydowns of securities held to maturity	795	-
Net (increase) decrease in loans	(228,839)	100,844
Net (increase) in bank premises and equipment	(2,541)	(5,262)
Proceeds from sales of other real estate owned	6,374	9,929
Improvements to other real estate owned	(308)	(262)
Cash paid for equity-method investments	(355)	-
Cash acquired in bank acquisitions	-	49,989
Net cash and cash equivalents (used in) provided by investing activities	(222,017)	188,922
Financing activities:
Net increase in noninterest-bearing deposits	138,667	100,629
Net increase (decrease) in interest-bearing deposits	43,259	(175,918)
Net increase (decrease) in short-term borrowings	44,024	(84,665)
Net (decrease) increase in long-term borrowings	(8,448)	1,518
Cash dividends paid - common stock	(21,000)	(19,020)
Repurchase of common stock	(7,995)	(43,477)
Issuance of common stock	566	1,072
Taxes paid related to net share settlement of equity awards	(286)	(1,565)
Net cash and cash equivalents provided by (used in) financing activities	188,787	(221,426)
Increase in cash and cash equivalents	45,934	75,669
Cash and cash equivalents at beginning of the period	133,260	73,023
Cash and cash equivalents at end of the period	$179,194	$148,692

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$20,720	$21,210
Income taxes	13,800	12,400

Supplemental schedule of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$(3,160)	$21,786
Transfer from securities available for sale to securities held to maturity	201,822	-
Transfer from loans held for investment to loans held for sale	26,400	-
Changes in fair value of interest rate swap loss	(1,539)	(3)
Transfers between loans and other real estate owned	1,493	5,257
Transfers from bank premises to other real estate owned	402	10,866
Issuance of common stock in exchange for net assets in acquisition	-	549,523

Transactions related to bank acquisition
Assets acquired	-	2,957,521
Liabilities assumed	-	2,642,120

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	ACCOUNTING POLICIES

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

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

For the three and nine months ended September 30, 2015, the Company recognized amortization of $118,000 and $397,000, respectively, and tax credits of $213,000 and $641,000, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. The carrying value of the Company’s investments in these qualified affordable housing projects was $10.1 million and $10.4 million as of September 30, 2015 and December 31, 2014, respectively. The Company recorded a liability of $5.1 million for the related unfunded commitments as of September 30, 2015, which are expected to be paid from 2015 to 2019.

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

In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This ASU clarifies the guidance issued within ASU 2015-03 described above. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The costs should be amortized over the term of the arrangement. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-15 to have a material impact on its consolidated financial statements.

2.	ACQUISITIONS

The Company’s merger and acquisition strategy focuses on high-growth areas with strong market demographics and targets organizations that have a comparable corporate culture, strong performance, and good asset quality, among other factors. On January 1, 2014, the Company completed the acquisition of StellarOne, a bank holding company based in Charlottesville, Virginia, in an all-stock transaction. StellarOne’s common shareholders received 0.9739 shares of the Company’s common stock in exchange for each share of StellarOne’s common stock, resulting in the Company issuing 22,147,874 shares of common stock at a fair value of $549.5 million. The fair value of assets acquired totaled $2.96 billion and liabilities assumed totaled $2.64 billion. As a result of the transaction, StellarOne’s former bank subsidiary, StellarOne Bank, became a wholly owned bank subsidiary of the Company. On May 9, 2014, StellarOne Bank was merged with and into the Bank. Information regarding this acquisition is included in the Company’s 2014 Annual Report on Form 10-K. The Company has not completed any acquisitions of businesses in 2015.

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments had the following impact on the Consolidated Statements of Income during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Loans (1)	$1,364	$846	$3,055	$82
Core deposit intangible (2)	(2,074)	(2,391)	(6,435)	(7,462)
Borrowings (3)	87	262	362	413
Time deposits (4)	154	1,998	1,843	7,377
Net impact to income before taxes	$(469)	$715	$(1,175)	$410

(1) Loan discount accretion is included in "Interest and fees on loans" in the "Interest and dividend income" section of the Company's Consolidated Statements of Income.

(2) Core deposit intangible premium amortization is included in "Amortization of intangible assets" in the "Noninterest expense" section of the Company's Consolidated Statements of Income.

(3) Borrowings discount accretion is included in "Interest on long-term borrowings" in the "Interest Expense" section of the Company's Consolidated Statements of Income.

(4) Certificate of deposit discount accretion is included in "Interest on deposits" in the "Interest expense" section of the Company's Consolidated Statements of Income.

3.	SECURITIES

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of September 30, 2015 and December 31, 2014 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2015
U.S. government and agency securities	$8,068	$343	$-	$8,411
Obligations of states and political subdivisions	241,655	8,750	(512)	249,893
Corporate bonds	73,917	70	(1,525)	72,462
Mortgage-backed securities	539,230	9,122	(635)	547,717
Other securities	10,181	28	-	10,209
Total available for sale securities	$873,051	$18,313	$(2,672)	$888,692

December 31, 2014
U.S. government and agency securities	$8,313	$166	$(25)	$8,454
Obligations of states and political subdivisions	427,483	18,885	(721)	445,647
Corporate bonds	78,744	244	(308)	78,680
Mortgage-backed securities	550,716	9,411	(798)	559,329
Other securities	9,979	31	(6)	10,004
Total available for sale securities	$1,075,235	$28,737	$(1,858)	$1,102,114

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s available for sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2015
Obligations of states and political subdivisions	$33,742	$(252)	$6,610	$(260)	$40,352	$(512)
Mortgage-backed securities	118,679	(459)	28,026	(176)	146,705	(635)
Corporate bonds and other securities	24,782	(832)	17,886	(693)	42,668	(1,525)
Total available for sale	$177,203	$(1,543)	$52,522	$(1,129)	$229,725	$(2,672)

December 31, 2014
U.S. government and agency securities	$7,055	$(25)	$-	$-	$7,055	$(25)
Obligations of states and political subdivisions	13,602	(93)	42,514	(628)	56,116	(721)
Mortgage-backed securities	60,151	(362)	49,581	(436)	109,732	(798)
Corporate bonds and other securities	43,923	(244)	4,309	(70)	48,232	(314)
Total available for sale	$124,731	$(724)	$96,404	$(1,134)	$221,135	$(1,858)

As of September 30, 2015, there were $52.5 million, or 22 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.1 million and consisted of municipal obligations, mortgage-backed securities, and corporate bonds. As of December 31, 2014, there were $96.4 million, or 60 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.1 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. The Company has determined that these securities are temporarily impaired as of September 30, 2015 and December 31, 2014 for the reasons set out below:

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

Mortgage-backed securities. This category’s unrealized losses are primarily the result of interest rate fluctuations. Since the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell the investments, and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired. Also, the majority of the Company’s mortgage-backed securities are agency-backed securities, which have a government guarantee.

State and political subdivisions. This category’s unrealized losses are primarily the result of interest rate fluctuations and also a certain few ratings downgrades brought about by the impact of the economic downturn on states and political subdivisions. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired. As discussed below, one security was identified as containing credit-related OTTI.

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

The following table presents the amortized cost and estimated fair value of available for sale securities as of September 30, 2015 and December 31, 2014, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$16,840	$16,904	$19,345	$19,434
Due after one year through five years	60,862	62,790	41,545	43,070
Due after five years through ten years	263,108	269,177	306,900	314,044
Due after ten years	532,241	539,821	707,445	725,566
Total securities available for sale	$873,051	$888,692	$1,075,235	$1,102,114

The following table presents available for sale securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
	Fair Value	Fair Value
Public deposits	$150,632	$312,793
Repurchase agreements	118,249	51,842
Other purposes (1)	30,256	32,360
Total pledged securities	$299,137	$396,995

(1) The "Other purposes" category consists of borrowings, derivatives, and accounts held at the Bank.

Held to Maturity

During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The Company transferred these securities to held to maturity to reduce the impact of price volatility on capital and in consideration of changes to the regulatory environment. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer with a remaining balance of $7.3 million as of September 30, 2015.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of securities held to maturity as of September 30, 2015 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value (1)	Gains	(Losses)	Fair Value
September 30, 2015
Obligations of states and political subdivisions	$199,363	$2,882	$(1,926)	$200,319

(1) The carrying value includes $7.3 million of unrealized gains and losses present at the time of transfer from available for securities, net of any accretion.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s held to maturity securities with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2015
Obligations of states and political subdivisions	$28,727	$(1,926)	$-	$-	$28,727	$(1,926)

The following table presents the amortized cost and estimated fair value of held to maturity securities as of September 30, 2015, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
	Carrying	Estimated
	Value (1)	Fair Value
Due in one year or less	$1,314	$1,321
Due after one year through five years	5,217	5,267
Due after five years through ten years	39,392	39,521
Due after ten years	153,440	154,210
Total securities held to maturity	$199,363	$200,319

(1) The carrying value includes $7.3 million of unrealized gains and losses present at the time of transfer from available for securities, net of any accretion.

The following table presents held to maturity securities which were pledged to secure public deposits as permitted or required by law as of September 30, 2015 (dollars in thousands):

September 30, 2015
Fair
Value
Public deposits	$200,319
Total pledged securities	$200,319

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At September 30, 2015, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. At December 31, 2014, the FHLB required the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of its outstanding capital at both September 30, 2015 and December 31, 2014. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $23.8 million for both September 30, 2015 and December 31, 2014 and FHLB stock in the amount of $28.9 million and $31.0 million as of September 30, 2015 and December 31, 2014, respectively.

Other-Than-Temporary-Impairment

During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the quarter ended September 30, 2015 and in accordance with the guidance, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000, which was recognized in earnings for the quarter ended September 30, 2015.

Realized Gains and Losses

The following table presents the gross realized gains and losses on the sale of securities available for sale and the proceeds from the sale of securities during the three and nine months ended September 30, 2015 (dollars in thousands). The Company did not sell any investment securities that are held to maturity.

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
Realized gains (losses):
Gross realized gains	$75	$759
Gross realized losses	-	(87)
Net realized gains	$75	$672

Proceeds from sales of securities	$5,771	$63,928

The following table presents the gross realized gains and losses on the sale of securities available for sale and the proceeds from the sale of securities during the three and nine months ended September 30, 2014 (dollars in thousands).

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
Realized gains (losses):
Gross realized gains	$1,034	$1,498
Gross realized losses	(39)	(49)
Net realized gains	$995	$1,449

Proceeds from sales of securities	$14,370	$273,447

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,	December 31,
	2015	2014
Commercial:
Commercial Construction	$429,645	$341,280
Commercial Real Estate - Owner Occupied	863,551	875,443
Commercial Real Estate - Non-Owner Occupied	1,586,334	1,509,159
Raw Land and Lots	187,182	211,225
Single Family Investment Real Estate	436,340	412,494
Commercial and Industrial	444,199	393,776
Other Commercial	89,344	81,106
Consumer:
Mortgage	466,418	478,151
Consumer Construction	55,718	74,168
Indirect Auto	217,928	199,411
Indirect Marine	42,763	43,190
HELOCs	492,202	500,579
Credit Card	-	24,225
Other Consumer	231,997	201,789
Total	$5,543,621	$5,345,996

The following table shows the aging of the Company’s loan portfolio, by class, at September 30, 2015 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$296	$-	$126	$2,459	$1,786	$424,978	$429,645
Commercial Real Estate - Owner Occupied	1,148	165	680	28,695	3,989	828,874	863,551
Commercial Real Estate - Non-Owner Occupied	752	974	1,821	15,172	200	1,567,415	1,586,334
Raw Land and Lots	93	-	-	5,141	493	181,455	187,182
Single Family Investment Real Estate	536	35	228	15,167	1,157	419,217	436,340
Commercial and Industrial	721	696	494	2,249	903	439,136	444,199
Other Commercial	643	-	-	793	61	87,847	89,344
Consumer:
Mortgage	2,485	5,079	875	5,561	2,276	450,142	466,418
Consumer Construction	250	-	-	251	819	54,398	55,718
Indirect Auto	1,319	270	116	-	89	216,134	217,928
Indirect Marine	150	-	94	-	-	42,519	42,763
HELOCs	3,192	1,085	282	1,812	611	485,220	492,202
Other Consumer	1,521	966	448	1,306	582	227,174	231,997
Total	$13,106	$9,270	$5,164	$78,606	$12,966	$5,424,509	$5,543,621

The following table shows the aging of the Company’s loan portfolio, by class, at December 31, 2014 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$815	$-	$-	$3,782	$968	$335,715	$341,280
Commercial Real Estate - Owner Occupied	621	1,542	1,683	31,167	1,060	839,370	875,443
Commercial Real Estate - Non-Owner Occupied	3,984	237	91	28,869	5,902	1,470,076	1,509,159
Raw Land and Lots	145	44	194	7,427	2,359	201,056	211,225
Single Family Investment Real Estate	2,825	338	734	16,879	2,070	389,648	412,494
Commercial and Industrial	1,250	529	549	3,855	3,286	384,307	393,776
Other Commercial	42	2	-	2,256	74	78,732	81,106
Consumer:
Mortgage	12,851	4,300	4,095	7,394	2,485	447,026	478,151
Consumer Construction	120	-	844	516	-	72,688	74,168
Indirect Auto	1,593	263	317	-	-	197,238	199,411
Indirect Marine	150	-	-	-	201	42,839	43,190
HELOCs	3,082	955	820	2,000	258	493,464	500,579
Credit Card	232	108	219	-	-	23,666	24,225
Other Consumer	1,587	412	501	1,643	592	197,054	201,789
Total	$29,297	$8,730	$10,047	$105,788	$19,255	$5,172,879	$5,345,996

The following table shows the PCI commercial and consumer loan portfolios, by class and their delinquency status, at

September 30, 2015 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Construction	$-	$459	$2,000	$2,459
Commercial Real Estate - Owner Occupied	1,024	1,752	25,919	28,695
Commercial Real Estate - Non-Owner Occupied	1,202	392	13,578	15,172
Raw Land and Lots	196	70	4,875	5,141
Single Family Investment Real Estate	1,225	646	13,296	15,167
Commercial and Industrial	412	69	1,768	2,249
Other Commercial	31	63	699	793
Consumer:
Mortgage	597	1,612	3,352	5,561
Consumer Construction	-	251	-	251
HELOCs	244	365	1,203	1,812
Other Consumer	47	60	1,199	1,306
Total	$4,978	$5,739	$67,889	$78,606

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

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans related to the StellarOne acquisition, by class at September 30, 2015 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$5,760	$6,036	$-	$5,126	$187
Commercial Real Estate - Owner Occupied	11,801	11,998	-	11,602	356
Commercial Real Estate - Non-Owner Occupied	6,854	7,166	-	7,025	212
Raw Land and Lots	24,762	24,896	-	25,595	1,290
Single Family Investment Real Estate	2,295	2,721	-	2,455	99
Commercial and Industrial	1,983	2,532	-	2,115	47
Other Commercial	876	876	-	895	41
Consumer:
Mortgage	333	333	-	333	8
Consumer Construction	819	821	-	822	29
HELOCs	196	331	-	310	10
Other Consumer	216	339	-	285	15
Total impaired loans without a specific allowance	$55,895	$58,049	$-	$56,563	$2,294

Loans with a specific allowance
Commercial:
Commercial Construction	$561	$561	$40	$629	$16
Commercial Real Estate - Owner Occupied	6,763	7,874	677	7,107	191
Commercial Real Estate - Non-Owner Occupied	6,863	6,864	178	6,870	304
Raw Land and Lots	1,224	1,221	60	978	34
Single Family Investment Real Estate	3,018	3,035	212	3,052	113
Commercial and Industrial	2,581	2,640	330	2,684	100
Other Commercial	423	451	32	475	16
Consumer:
Mortgage	3,273	3,522	362	3,495	64
Indirect Auto	89	95	1	121	5
HELOCs	1,008	1,038	5	1,032	24
Other Consumer	525	720	115	635	17
Total impaired loans with a specific allowance	$26,328	$28,021	$2,012	$27,078	$884
Total impaired loans	$82,223	$86,070	$2,012	$83,641	$3,178

The following table shows the Company’s impaired loans, by class, at December 31, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$5,281	$5,367	$-	$5,755	$165
Commercial Real Estate - Owner Occupied	15,722	16,430	-	16,774	737
Commercial Real Estate - Non-Owner Occupied	22,917	22,917	-	23,209	1,116
Raw Land and Lots	44,790	47,662	-	47,988	2,124
Single Family Investment Real Estate	4,197	4,881	-	6,534	170
Commercial and Industrial	4,453	7,933	-	5,070	121
Other Commercial	1,536	1,538	-	1,624	90
Consumer:
Mortgage	1,571	1,582	-	1,583	58
Indirect Auto	-	6	-	4	-
Indirect Marine	201	505	-	281	-
HELOCs	559	699	-	573	8
Other Consumer	89	208	-	107	-
Total impaired loans without a specific allowance	$101,316	$109,728	$-	$109,502	$4,589

Loans with a specific allowance
Commercial:
Commercial Construction	$570	$570	$51	$506	$13
Commercial Real Estate - Owner Occupied	5,951	5,999	355	5,946	280
Commercial Real Estate - Non-Owner Occupied	10,575	10,572	2,017	10,823	474
Raw Land and Lots	1,343	1,373	98	1,472	59
Single Family Investment Real Estate	4,125	4,144	562	4,293	159
Commercial and Industrial	2,938	3,009	582	3,125	138
Other Commercial	359	378	32	442	29
Consumer:
Mortgage	3,323	3,375	481	3,381	60
Consumer Construction	375	375	34	373	19
Indirect Marine	192	192	5	199	15
HELOCs	434	434	4	436	17
Other Consumer	679	706	310	686	19
Total impaired loans with a specific allowance	$30,864	$31,127	$4,531	$31,682	$1,282
Total impaired loans	$132,180	$140,855	$4,531	$141,184	$5,871

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. TDRs totaled $11.6 million and $26.8 million as of September 30, 2015 and December 31, 2014, respectively. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the quarter ended September 30, 2015, the recorded investment in restructured loans prior to modifications was not materially impacted by the modification.

The following table provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed on nonaccrual status, which are considered to be nonperforming, as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015			December 31, 2014
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	1	$296	$-	1	$707	$-
Commercial Real Estate - Owner Occupied	5	1,608	-	3	682	-
Commercial Real Estate - Non-Owner Occupied	2	2,390	-	3	3,362	-
Raw Land and Lots	5	3,081	-	9	14,777	-
Single Family Investment Real Estate	2	444	-	6	1,046	-
Commercial and Industrial	3	103	-	9	722	-
Other Commercial	1	128	-	1	191	-
Consumer:
Mortgage	7	1,331	-	7	1,244	-
Other Consumer	2	87	-	3	98	-
Total performing	28	$9,468	$-	42	$22,829	$-

Nonperforming
Commercial:
Commercial Construction	1	$126	$-	1	$253	$-
Commercial Real Estate - Owner Occupied	1	140	-	2	153	-
Commercial Real Estate - Non-Owner Occupied	1	200	-	1	539	-
Raw Land and Lots	1	33	-	2	1,053	-
Single Family Investment Real Estate	2	234	-	1	433	-
Commercial and Industrial	3	485	-	5	616	-
Other Commercial	1	61	-	1	74	-
Consumer:
Mortgage	3	771	-	2	770	-
Other Consumer	1	37	-	1	57	-
Total nonperforming	14	$2,087	$-	16	$3,948	$-

Total performing and nonperforming	42	$11,555	$-	58	$26,777	$-

The Company considers a default of a restructured loan to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three and nine months ended September 30, 2015, the Company did not identify any restructured loans that went into default that had been restructured in the twelve-month period prior to default. During the three months ended September 30, 2014, the Company did not identify any restructured loans that went into default that had been restructured in the twelve-month period prior to default. During the nine months ended September 30, 2014, the Company identified one loan, totaling approximately $24,000, that went into default that had been restructured in the twelve-month period prior to the time of default. This loan was a mortgage loan which had a term modification at a market rate.

The following table shows, by class and modification type, TDRs that occurred during the three and nine months ended September 30, 2015 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2015		September 30, 2015
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Term modification, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	-	$-	1	$117
Commercial and Industrial	-	-	1	17
Total loan term extended at a market rate	-	$-	2	$134

Term modification, below market rate
Commercial:
Commercial Real Estate - Owner Occupied	-	$-	1	$871
Raw Land and Lots	1	400	1	400
Consumer:
Mortgage	2	619	2	619
Other Consumer	1	55	1	55
Total loan term extended at a below market rate	4	$1,074	5	$1,945

Total	4	$1,074	7	$2,079

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

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by portfolio segment for the nine months ended and as of September 30, 2015. The table below includes the provision for loan losses. In addition, a $300,000 provision was recognized during the nine months ended September 30, 2015 for unfunded loan commitments for which the reserves are recorded as a component of “Other Liabilities” on the Company’s Consolidated Balance Sheets. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of the year	$22,352	$10,032	$32,384
Recoveries credited to allowance	1,921	1,073	2,994
Loans charged off	(6,013)	(3,357)	(9,370)
Provision charged to operations	5,364	1,897	7,261
Balance, end of period	$23,624	$9,645	$33,269

Ending Balance, ALL:
Loans individually evaluated for impairment	$1,529	$483	$2,012
Loans collectively evaluated for impairment	22,095	9,162	31,257
Loans acquired with deteriorated credit quality	-	-	-
Total	$23,624	$9,645	$33,269

Ending Balance, Loans:
Loans individually evaluated for impairment	$75,308	$6,310	$81,618
Loans collectively evaluated for impairment	3,891,611	1,491,786	5,383,397
Loans acquired with deteriorated credit quality	69,676	8,930	78,606
Total	$4,036,595	$1,507,026	$5,543,621

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by portfolio segment for the nine months ended and as of September 30, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of the year	$19,908	$10,227	$30,135
Recoveries credited to allowance	1,999	866	2,865
Loans charged off	(1,991)	(2,200)	(4,191)
Provision charged to operations	1,507	1,793	3,300
Balance, end of period	$21,423	$10,686	$32,109

Ending Balance, ALL:
Loans individually evaluated for impairment	$3,183	$922	$4,105
Loans collectively evaluated for impairment	18,240	9,764	28,004
Loans acquired with deteriorated credit quality	-	-	-
Total	$21,423	$10,686	$32,109

Ending Balance, Loans:
Loans individually evaluated for impairment	$125,310	$8,855	$134,165
Loans collectively evaluated for impairment	3,430,451	1,486,644	4,917,095
Loans acquired with deteriorated credit quality	106,021	13,722	119,743
Total	$3,661,782	$1,509,221	$5,171,003

The Company uses the past due status and delinquency trends as the primary credit quality indicator for the consumer loan portfolio segment while a risk rating system is utilized for commercial loans. Commercial loans are graded on a scale of 0 through 9. A general description of the characteristics of the risk grades follows:

•	Risk rated 0 loans have little or no risk and are generally secured by General Obligation Municipal Credits;
•	Risk rated 1 loans have little or no risk and are generally secured by cash or cash equivalents;
•	Risk rated 2 loans have minimal risk to well qualified borrowers and no significant questions as to safety;
•	Risk rated 3 loans are satisfactory loans with strong borrowers and secondary sources of repayment;
•	Risk rated 4 loans are satisfactory loans with borrowers not as strong as risk rated 3 loans and may exhibit a greater degree of financial risk based on the type of business supporting the loan;
•	Risk rated 5 loans are watch loans that warrant more than the normal level of supervision and have the possibility of an event occurring that may weaken the borrower’s ability to repay;
•	Risk rated 6 loans have increasing potential weaknesses beyond those at which the loan originally was granted and if not addressed could lead to inadequately protecting the Company’s credit position;
•	Risk rated 7 loans are substandard loans and are inadequately protected by the current sound worth or paying capacity of the obligor or the collateral pledged; these have well defined weaknesses that jeopardize the liquidation of the debt with the distinct possibility the Company will sustain some loss if the deficiencies are not corrected;
•	Risk rated 8 loans are doubtful of collection and the possibility of loss is high but pending specific borrower plans for recovery, its classification as a loss is deferred until its more exact status is determined; and
•	Risk rated 9 loans are loss loans which are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

The following table shows the recorded investment in all loans, excluding PCI loans, in the commercial portfolios by class with their related risk rating current as of September 30, 2015 (dollars in thousands):

	0-3	4	5	6	7	8	Total
Commercial Construction	$37,671	$355,150	$22,661	$8,857	$2,847	$-	$427,186
Commercial Real Estate - Owner Occupied	179,846	622,852	13,967	6,526	9,433	2,232	834,856
Commercial Real Estate - Non-Owner Occupied	467,026	1,048,396	19,654	22,369	13,717	-	1,571,162
Raw Land and Lots	12,036	122,236	7,307	15,792	24,670	-	182,041
Single Family Investment Real Estate	63,146	339,683	8,430	5,210	4,704	-	421,173
Commercial and Industrial	186,807	235,543	10,732	4,669	4,199	-	441,950
Other Commercial	43,355	40,386	2,613	898	1,299	-	88,551
Total	$989,887	$2,764,246	$85,364	$64,321	$60,869	$2,232	$3,966,919

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

The following table shows the recorded investment in only PCI loans in the commercial portfolios by class with their related risk rating and credit quality indicator information current as of September 30, 2015 (dollars in thousands):

	4	5	6	7	8	Total
Commercial Construction	$-	$-	$2,000	$-	$459	$2,459
Commercial Real Estate - Owner Occupied	5,203	700	9,016	13,776	-	28,695
Commercial Real Estate - Non-Owner Occupied	3,492	6,288	2,867	2,525	-	15,172
Raw Land and Lots	1,425	517	2,317	882	-	5,141
Single Family Investment Real Estate	4,598	1,689	4,322	4,558	-	15,167
Commercial and Industrial	357	12	360	1,498	22	2,249
Other Commercial	86	-	387	320	-	793
Total	$15,161	$9,206	$21,269	$23,559	$481	$69,676

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the Nine Months ended
	September 30,
	2015	2014
Balance at beginning of period	$28,956	$2,980
Additions	-	34,653
Accretion	(4,707)	(5,681)
Reclass of nonaccretable difference due to improvement in expected cash flows	3,168	-
Other, net (1)	(5,624)	(2,150)
Balance at end of period	$21,793	$29,802

(1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, totaled $78.6 million at September 30, 2015 and $105.8 million at December 31, 2014. The outstanding balance of the Company’s PCI loan portfolio totaled $95.7 million at September 30, 2015 and $126.3 million at December 31, 2014. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $1.5 billion at September 30, 2015 and $1.8 billion at December 31, 2014; the remaining discount on these loans totaled $21.9 million at September 30, 2015 and $24.3 million at December 31, 2014, respectively.

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

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2015
Amortizable core deposit intangibles	$76,185	$50,865	$25,320

December 31, 2014
Amortizable core deposit intangibles	$76,185	$44,430	$31,755

September 30, 2014
Amortizable core deposit intangibles	$76,185	$42,096	$34,089

Amortization expense of core deposit intangibles for the three and nine months ended September 30, 2015 totaled $2.1 million and $6.4 million, respectively; for the three and nine months ended September 30, 2014 totaled $2.4 million and $7.5 million, respectively; and for the year ended December 31, 2014 was $9.8 million. As of September 30, 2015, the estimated remaining amortization expense of core deposit intangibles is as follows (dollars in thousands):

For the remaining three months of 2015	$2,011
For the year ending December 31, 2016	6,932
For the year ending December 31, 2017	5,590
For the year ending December 31, 2018	4,144
For the year ending December 31, 2019	3,093
For the year ending December 31, 2020	2,027
Thereafter	1,523
Total estimated amortization expense	$25,320

6.	BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Total short-term borrowings consist of the following as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,	December 31,
	2015	2014
Securities sold under agreements to repurchase	$99,417	$44,393
Other short-term borrowings	332,000	343,000
Total short-term borrowings	$431,417	$387,393

Maximum month-end outstanding balance	$445,761	$387,393
Average outstanding balance during the period	383,554	237,896
Average interest rate during the period	0.26%	0.24%
Average interest rate at end of period	0.24%	0.31%

Other short-term borrowings:
Federal funds purchased	$5,000	$-
FHLB	$325,000	$335,000
Other lines of credit	2,000	8,000

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $170.0 million and $150.0 million at September 30, 2015 and December 31, 2014, respectively. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $1.5 billion and $1.4 billion at September 30, 2015 and December 31, 2014, respectively.

Long-term Borrowings

In connection with two bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. In connection with the acquisition of StellarOne, the Company acquired trust preferred capital notes totaling $32.0 million with a remaining fair value discount of $7.0 million at September 30, 2015. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Principal	Investment(1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	3.08%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	1.73%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	3.06%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	3.43%	6/26/2033
Total	$90,500,000	$2,801,000

(1) reported as "Other Assets" within the Consolidated Balance Sheets.

As part of a prior acquisition, the Company assumed subordinated debt with terms of LIBOR plus 1.45% and a maturity date of April 2016. At September 30, 2015, the carrying value of the subordinated debt was $17.5 million, with a remaining fair value discount of $285,000.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s Consolidated Balance Sheets. In accordance with ASC 470-50, Modifications and Extinguishments, the Company will amortize this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings in the Company’s Consolidated Statements of Income. Amortization expense for the three and nine months ended September 30, 2015 and 2014 was $463,000 and $1.4 million and $452,000 and $1.3 million, respectively.

In connection with the StellarOne acquisition, the Company assumed $70.0 million in long-term borrowings with the FHLB of which there is $60.0 million remaining at September 30, 2015 that had a remaining fair value premium of $1.4 million.

As of September 30, 2015, the Company had advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	0.77%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	0.78%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	0.78%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	0.78%	11/23/2022	10,000
Fixed Rate	-	3.62%	11/28/2017	10,000
Fixed Rate	-	3.75%	7/30/2018	5,000
Fixed Rate	-	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	-	2.11%	10/5/2016	25,000
Fixed Rate Hybrid	-	0.91%	7/25/2016	15,000
				$200,000

As of December 31, 2014, the Company had advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	0.70%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	0.71%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	0.71%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	0.71%	11/23/2022	10,000
Fixed Rate	-	3.62%	11/28/2017	10,000
Fixed Rate	-	3.44%	7/28/2015	10,000
Fixed Rate	-	3.75%	7/30/2018	5,000
Fixed Rate	-	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	-	2.11%	10/5/2016	25,000
Fixed Rate Hybrid	-	0.91%	7/25/2016	15,000
				$210,000

The carrying value of the loans and securities pledged as collateral for FHLB advances totaled $1.8 billion and $1.2 billion as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Debt	FHLB Advances	Fair Value Premium (Discount)	Prepayment Penalty	Total Long-term Borrowings
Remaining three months in 2015	$-	$-	$-	$-	$(466)	$(466)
2016	-	17,500	40,000	271	(1,882)	55,889
2017	-	-	10,000	170	(1,922)	8,248
2018	-	-	10,000	(143)	(1,970)	7,887
2019	-	-	-	(286)	(2,018)	(2,304)
2020	-	-	-	(301)	(2,074)	(2,375)
Thereafter	93,301	-	140,000	(5,622)	(3,826)	223,853
Total Long-term borrowings	$93,301	$17,500	$200,000	$(5,911)	$(14,158)	$290,732

7.	COMMITMENTS AND CONTINGENCIES

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

UMG, a wholly owned subsidiary of the Bank, uses rate lock commitments and best efforts contracts during the origination process and for loans held for sale. These best efforts contracts are designed to mitigate UMG’s exposure to fluctuations in interest rates in connection with rate lock commitments and loans held for sale. The Company held approximately $2.1 million and $2.6 million in loans held for sale in which the related rate lock commitment had expired as of September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, the reserves associated with these loans held for sale were $102,000 and $104,000, respectively, and are reflected on the balance sheet of the mortgage segment.

The following table presents the balances of commitments and contingencies (dollars in thousands):

	September 30,	December 31,
	2015	2014
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$1,569,094	$1,601,287
Standby letters of credit	142,848	117,988
Mortgage loan rate lock commitments	61,015	49,552
Total commitments with off-balance sheet risk	$1,772,957	$1,768,827
Commitments with balance sheet risk:
Loans held for sale	$65,713	$42,519
Total other commitments	$1,838,670	$1,811,346

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended September 30, 2015 and December 31, 2014, the aggregate amount of daily average required reserves was approximately $41.4 million and $48.7 million, respectively.

The Company has approximately $24.6 million in deposits in other financial institutions, of which $10.0 million and $3.8 million serve as collateral for the cash flow hedges and loan swaps, respectively, as discussed in Note 8 “Derivatives”. The Company had approximately $9.7 million in deposits in other financial institutions that were uninsured at September 30, 2015. On an annual basis, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 8 “Derivatives” for additional information.

In the ordinary course of business, the Company records an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates; as of September 30, 2015 and December 31, 2014, the Company’s indemnification reserve for such mortgage loans was $384,000 and $662,000, respectively.

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

Cash Flow Hedges

As part of its cash flow hedging strategy, the Company uses interest rate swap agreements to limit the variability of expected future cash flows (primarily associated with the Company’s variable rate borrowings) by exchanging a notional amount, equal to the principal amount of the borrowings, for fixed-rate interest based on benchmarked interest rates. As of September 30, 2015, the Company had 11 interest rate swaps designated as cash flow hedges with an aggregate notional amount of $263.0 million.

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

All swaps were entered into with counterparties that met the Company’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. As of September 30, 2015, the Company had $10.0 million of cash pledged as collateral for the cash flow hedges and securities with a market value of $4.3 million pledged as collateral for the prime loan swaps and FHLB advance swaps.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with ASC 815, Derivatives and Hedging, the Company has designated the trust swaps, prime loan swaps, and FHLB advance swaps as cash flow hedges, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in interest income and interest expense in the Company’s Consolidated Statements of Income. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging instrument. Based on the Company’s assessment, its cash flow hedges are highly effective. At September 30, 2015, the fair value of the Company’s cash flow hedges was a net unrealized loss of $10.4 million, the amount the Company would have expected to pay if the contracts were terminated.

Shown below is a summary of the derivatives designated as cash flow hedges at September 30, 2015 and December 31, 2014 (dollars in thousands):

									Weighted Average
	Positions	Notional Amount	Asset	Liability	Receive Rate		Pay Rate		Life (Years)
As of September 30, 2015
Pay fixed - receive floating interest rate swaps	7	$208,000	$-	$11,911	0.33	%(1)	2.77	%(1)	1.38	(1)

Receive fixed - pay floating interest rate swaps	4	$55,000	$1,553	$-	4.93%		3.55%		3.97

(1) Due to their deferred nature, the rates and the life exclude the four FHLB advance swaps.

									Weighted Average
	Positions	Notional Amount	Asset	Liability	Receive Rate		Pay Rate		Life (Years)
As of December 31, 2014
Pay fixed - receive floating interest rate swaps	7	$208,000	$-	$8,433	0.26	%(1)	2.77	%(1)	2.12	(1)

Receive fixed - pay floating interest rate swaps	4	$55,000	$580	$-	4.93%		3.55%		4.72

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

As of September 30, 2015, the Company had three swaps constituting fair value hedges, whereby the Company pays a fixed interest rate ranging from 3.23% to 3.53% to the counterparty and receives interest of one month LIBOR plus a spread of up to 2.13% from the same counterparty calculated on an aggregate notional amount of $53.6 million with terms ranging from 15 to 17 years. At December 31, 2014, the Company had one fair value hedge with an aggregate notional amount of $38.3 million. At September 30, 2015, the fair value of the Company’s fair value hedges was an unrealized loss of $1.4 million, the amount the Company would have expected to pay if the contract was terminated; the liability is reported in “Other Liabilities” in the Company’s Consolidated Balance Sheets. At September 30, 2015, the aggregate notional amount of the hedged items was $53.6 million with a fair value of $1.4 million. At December 31, 2014, the Company had one hedged item with an aggregate notional amount and fair value of $38.3 million. The Company’s fair value hedges continue to be highly effective and had no material impact on the Company’s Consolidated Statements of Income.

Loan Swaps

During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values as reported in “Other Assets” and “Other Liabilities” in the Company’s Consolidated Balance Sheets. As of September 30, 2015, the Company had cash and securities with a market value of $6.6 million pledged as collateral for the loan swaps.

Shown below is a summary regarding loan swap derivative activities at September 30, 2015 and December 31, 2014 (dollars in thousands):

							Weighted Average
	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
As of September 30, 2015
Receive fixed - pay floating interest rate swaps	35	$141,055	$5,470	$-	4.26%	2.45%	6.84
Pay fixed - receive floating interest rate swaps	35	$141,055	$-	$5,470	2.45%	4.26%	6.84

							Weighted Average
	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
As of December 31, 2014
Receive fixed - pay floating interest rate swaps	30	$122,793	$2,681	$-	4.29%	2.50%	7.14
Pay fixed - receive floating interest rate swaps	30	$122,793	$-	$2,681	2.50%	4.29%	7.14

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

The market values of rate lock commitments and best efforts forward delivery commitments is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  The fair value of the rate lock commitments as of September 30, 2015 was $1.3 million and is reported as a component of “Other Assets” in the Company’s Consolidated Balance Sheets; the fair value of the Company’s best efforts forward delivery commitments was $544,000 and is recorded as a component of “Other Liabilities” in the Company’s Consolidated Balance Sheets. Any impact to income is recorded in current period earnings as a component of “Gain on sale of mortgage loans, net of commissions” in the Company’s Consolidated Statements of Income. The aggregate notional amount of these derivatives was $61.0 million and $49.6 million at September 30, 2015 and December 31, 2014, respectively.

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Total
Balance - June 30, 2015	$8,738	$5,043	$(4,552)	$9,229

Other comprehensive income (loss)	1,250	(308)	(2,328)	(1,386)
Amounts reclassified from accumulated other comprehensive income	146	-	157	303
Net current period other comprehensive income (loss)	1,396	(308)	(2,171)	(1,083)
Balance - September 30, 2015	$10,134	$4,735	$(6,723)	$8,146

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedges	Total
Balance - December 31, 2014	$17,439	$-	$(5,184)	$12,255

Unrealized gain transferred from AFS to HTM	(5,251)	5,251	-	-
Other comprehensive income (loss)	(1,812)	(516)	(2,009)	(4,337)
Amounts reclassified from accumulated other comprehensive income	(242)	-	470	228
Net current period other comprehensive income (loss)	(2,054)	(516)	(1,539)	(4,109)
Balance - September 30, 2015	$10,134	$4,735	$(6,723)	$8,146

The change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Change in Fair Value of Cash Flow Hedge	Total
Balance - June 30, 2014	$14,202	$(3,321)	$10,881
Other comprehensive income (loss)	1,798	(228)	1,570
Amounts reclassified from accumulated other comprehensive income	(647)	164	(483)
Net current period other comprehensive income (loss)	1,151	(64)	1,087
Balance - September 30, 2014	$15,353	$(3,385)	$11,968

	Unrealized Gains (Losses) on AFS Securities	Change in Fair Value of Cash Flow Hedges	Total
Balance - December 31, 2013	$1,192	$(3,382)	$(2,190)
Other comprehensive income (loss)	14,843	(431)	14,412
Amounts reclassified from accumulated other comprehensive income	(682)	428	(254)
Net current period other comprehensive income (loss)	14,161	(3)	14,158
Balance - September 30, 2014	$15,353	$(3,385)	$11,968

Reclassifications of unrealized gains (losses) on available for sale securities are reported in the Company’s Consolidated Statements of Income as “Gains on securities transactions, net” with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported gains of $75,000 and $672,000 for the three and nine months ended September 30, 2015, respectively, related to the sale of securities. Excluding OTTI recovery of $400,000 in the second quarter of 2014, the Company reported net gains of $995,000 and $1.0 million for the three and nine months ended September 30, 2014, respectively, related to the sale of securities. The Company recorded $300,000 in other-than-temporary impairment in the current quarter on a municipal security in the available for sale portfolio. The tax effect of these transactions during the three and nine months ended September 30, 2015 and 2014 were $79,000 and $130,000 and $348,000 and $367,000, respectively, which amounts were included as a component of income tax expense.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense in the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $241,000 and $723,000 and $253,000 and $659,000 for the three and nine months ended September 30, 2015 and 2014, respectively. The tax effect of these transactions during the three and nine months ended September 30, 2015 and 2014 were $84,000 and $253,000 and $89,000 and $231,000, respectively, which amounts were included as a component of income tax expense.

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

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale as well as best effort forward delivery commitments to mitigate interest rate risk; these instruments are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. However, this value is adjusted by a pull-through rate which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments while a decrease in the pull-through rate will result in a negative fair value adjustment. The Company’s weighted average pull-through rate was approximately 80% as of September 30, 2015 and approximately 90% as of December 31, 2014. As of September 30, 2015, the interest rate lock commitments are recorded as a component of “Other Assets” and the best effort forward delivery commitments are recorded as a component of “Other Liabilities” on the Company’s Consolidated Balance Sheets.

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

The Company uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2015 and December 31, 2014.

The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 (dollars in thousands):

	Fair Value Measurements at September 30, 2015 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
U.S. government and agency securities	$-	$8,411	$-	$8,411
Obligations of states and political subdivisions	-	249,893	-	249,893
Corporate and other bonds	-	72,462	-	72,462
Mortgage-backed securities	-	547,717	-	547,717
Other securities	-	10,209	-	10,209
Derivatives:
Interest rate swap	-	5,470	-	5,470
Cash flow hedges	-	1,553	-	1,553
Interest rate lock commitments	-	-	1,321	1,321

LIABILITIES
Derivatives:
Interest rate swap	$-	$5,470	$-	$5,470
Cash flow hedges	-	11,911	-	11,911
Best effort forward delivery commitments	-	-	544	544

	Fair Value Measurements at December 31, 2014 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
U.S. government and agency securities	$-	$8,454	$-	$8,454
Obligations of states and political subdivisions	-	445,647	-	445,647
Corporate bonds	-	78,680	-	78,680
Mortgage-backed securities	-	559,329	-	559,329
Other securities	-	10,004	-	10,004
Derivatives:
Interest rate swap	-	2,681	-	2,681
Cash flow hedges	-	580	-	580
Interest rate lock commitments	-	-	513	513

LIABILITIES
Derivatives:
Interest rate swap	$-	$2,681	$-	$2,681
Cash flow hedges	-	8,433	-	8,433

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

Loans held for sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market and the credit card portfolio that was transferred from loans held for investment during the quarter. See Note 13 “Subsequent Events” for additional information. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded within the mortgage segment and are reported on a separate line item in the Company’s Consolidated Statements of Income.

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

Total valuation expenses related to OREO properties for the three and nine months ended September 30, 2015 totaled $473,000 and $1.8 million, respectively, and for the three and nine months ended September 30, 2014 totaled $6.2 million and $7.3 million, respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014 (dollars in thousands):

	Fair Value Measurements at September 30, 2015 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$65,713	$-	$65,713
Impaired loans	-	-	10,416	10,416
Other real estate owned	-	-	22,094	22,094

	Fair Value Measurements at December 31, 2014 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$42,519	$-	$42,519
Impaired loans	-	-	15,797	15,797
Other real estate owned	-	-	28,118	28,118

The following table displays quantitative information about Level 3 Fair Value Measurements at September 30, 2015 (dollars in thousands):

	Fair Value Measurements at September 30, 2015
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
ASSETS
Impaired Loans	$10,416	Market comparables	Discount applied to market comparables (1)	7%
Other real estate owned	22,094	Market comparables	Discount applied to market comparables (1)	21%
Total	$32,510

(1) A discount percentage (in addition to expected selling costs) is applied based on the age of independent appraisals, current market conditions, and experience within the local market.

The following table displays quantitative information about Level 3 Fair Value Measurements at December 31, 2014 (dollars in thousands):

	Fair Value Measurements at December 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
ASSETS
Impaired Loans	$15,797	Market comparables	Discount applied to market comparables (1)	13%
Other real estate owned	28,118	Market comparables	Discount applied to market comparables (1)	32%
Total	$43,915

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

The Company uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2015 and December 31, 2014.

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2015 and December 31, 2014, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2015 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$179,194	$179,194	$-	$-	$179,194
Securities available for sale	888,692	-	888,692	-	888,692
Held to maturity securities	199,363	-	200,319	-	200,319
Restricted stock	52,721	-	52,721	-	52,721
Loans held for sale	65,713	-	65,713	-	65,713
Net loans	5,510,352	-	-	5,536,118	5,536,118
Derivatives:
Interest rate lock commitments	1,321	-	-	1,321	1,321
Interest rate swap	5,470	-	5,470	-	5,470
Cash flow hedges	1,553	-	1,553	-	1,553
Accrued interest receivable	21,488	-	21,488	-	21,488
Bank owned life insurance	142,433	-	142,433	-	142,433

LIABILITIES
Deposits	$5,818,853	$-	$5,817,840	$-	$5,817,840
Borrowings	722,149	-	699,804	-	699,804
Accrued interest payable	1,610	-	1,610	-	1,610
Derivatives:
Interest rate swap	5,470	-	5,470	-	5,470
Cash flow hedges	11,911	-	11,911	-	11,911
Best effort forward delivery commitments	544	-	-	544	544

		Fair Value Measurements at December 31, 2014 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$133,260	$133,260	$-	$-	$133,260
Securities available for sale	1,102,114	-	1,102,114	-	1,102,114
Restricted stock	54,854	-	54,854	-	54,854
Loans held for sale	42,519	-	42,519	-	42,519
Net loans	5,313,612	-	-	5,340,759	5,340,759
Derivatives:
Interest rate lock commitments	513	-	-	513	513
Interest rate swap	2,681	-	2,681	-	2,681
Cash flow hedges	580	-	580	-	580
Accrued interest receivable	21,775	-	21,775	-	21,775
Bank owned life insurance	139,005	-	139,005	-	139,005

LIABILITIES
Deposits	$5,638,770	$-	$5,637,929	$-	$5,637,929
Borrowings	686,935	-	666,224	-	666,224
Accrued interest payable	1,899	-	1,899	-	1,899
Derivatives:
Interest rate swap	2,681	-	2,681	-	2,681
Cash flow hedges	8,433	-	8,433	-	8,433

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

There were approximately 51,179 and 155,433 shares underlying anti-dilutive awards for the three months ended September 30, 2015 and 2014, respectively, and there were approximately 54,475 and 130,499 shares underlying anti-dilutive awards for the nine months ended September 30, 2015 and 2014, respectively. Anti-dilutive awards were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2015 and 2014 (in thousands except per share data):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended September 30, 2015
Net income, basic	$18,216	45,087	$0.40
Add: potentially dilutive common shares - stock awards	-	84	-
Diluted	$18,216	45,171	$0.40

For the three months ended September 30, 2014
Net income, basic	$14,817	45,649	$0.32
Add: potentially dilutive common shares - stock awards	-	89	-
Diluted	$14,817	45,738	$0.32

For the nine months ended September 30, 2015
Net income, basic	$49,264	45,107	$1.09
Add: potentially dilutive common shares - stock awards	-	82	-
Diluted	$49,264	45,189	$1.09

For the nine months ended September 30, 2014
Net income, basic	$37,199	46,269	$0.80
Add: potentially dilutive common shares - stock awards	-	98	-
Diluted	$37,199	46,367	$0.80

12.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank segment and a mortgage loan origination business segment. The community bank segment includes one subsidiary bank, the Bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 124 retail locations in Virginia. The mortgage segment includes UMG, which provides a variety of mortgage loan products principally in Virginia, North Carolina, Maryland, and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which serves to mitigate the Company’s exposure to interest rate risk.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest. The interest rate on the warehouse line of credit for the three and nine months ended September 30, 2015 was the three month LIBOR rate plus 0.15% with no floor. During 2014, the interest rate on the warehouse line of credit was the three month LIBOR rate plus 1.5% with a floor of 2.0% through May 31, 2014; beginning on June 1, 2014, the interest rate was one month LIBOR rate plus 1.5% with no floor. These transactions are eliminated in the consolidation process. A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 is as follows (dollars in thousands):

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

SEGMENT FINANCIAL INFORMATION

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended September 30, 2015
Net interest income	$63,075	$369	$-	$63,444
Provision for credit losses	2,000	62	-	2,062
Net interest income after provision for credit losses	61,075	307	-	61,382
Noninterest income	14,287	2,608	(170)	16,725
Noninterest expenses	50,674	2,821	(170)	53,325
Income (loss) before income taxes	24,688	94	-	24,782
Income tax expense (benefit)	6,531	35	-	6,566
Net income (loss)	$18,157	$59	$-	$18,216
Total assets	$7,588,606	$62,127	$(56,420)	$7,594,313

Three Months Ended September 30, 2014
Net interest income	$64,162	$317	$-	$64,479
Provision for credit losses	1,800	-	-	1,800
Net interest income after provision for credit losses	62,362	317	-	62,679
Noninterest income	13,884	2,604	(170)	16,318
Noninterest expenses	55,680	3,903	(170)	59,413
Income (loss) before income taxes	20,566	(982)	-	19,584
Income tax expense (benefit)	5,121	(354)	-	4,767
Net income (loss)	$15,445	$(628)	$-	$14,817
Total assets	$7,188,596	$41,857	$(36,570)	$7,193,883

Nine Months Ended September 30, 2015
Net interest income	$188,240	$989	$-	$189,229
Provision for credit losses	7,450	111	-	7,561
Net interest income after provision for credit losses	180,790	878	-	181,668
Noninterest income	40,658	7,844	(512)	47,990
Noninterest expenses	154,011	8,906	(512)	162,405
Income (loss) before income taxes	67,437	(184)	-	67,253
Income tax expense (benefit)	18,060	(71)	-	17,989
Net income (loss)	$49,377	$(113)	$-	$49,264
Total assets	$7,588,606	$62,127	$(56,420)	$7,594,313

Nine Months Ended September 30, 2014
Net interest income	$191,090	$863	$-	$191,953
Provision for credit losses	3,300	-	-	3,300
Net interest income after provision for credit losses	187,790	863	-	188,653
Noninterest income	38,964	7,932	(511)	46,385
Noninterest expenses	173,268	12,908	(511)	185,665
Income (loss) before income taxes	53,486	(4,113)	-	49,373
Income tax expense (benefit)	13,678	(1,504)	-	12,174
Net income (loss)	$39,808	$(2,609)	$-	$37,199
Total assets	$7,188,596	$41,857	$(36,570)	$7,193,883

13.	SUBSEQUENT EVENTS

Sale of Credit Card Portfolio

During the third quarter of 2015, the Company concluded that it met the pertinent criteria for transferring the credit card portfolio from loans held for investment to loans held for sale.

On October 16, 2015, the Company entered into an agreement to sell the credit card portfolio, approximately $26.4 million in outstanding balances, and enter into an outsourced partnership solution with Elan Financial Services. The company sold these loans at a premium which is not expected to have a material impact on the Company’s Consolidated Statements of Income. As part of the agreement, the Company will continue to share in interchange fee income and finance charges.

Share Repurchase Authorization

On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to purchase up to $25.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2016.

Review Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Union Bankshares Corporation

We have reviewed the consolidated balance sheet of Union Bankshares Corporation (the “Company”) as of September 30, 2015, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2015 and the related consolidated statements of changes in stockholders’ equity and cash flows for the nine-month period ended September 30, 2015. These financial statements are the responsibility of the Company's management. The consolidated financial statements of the Company as of September 30, 2014, and for the three- and nine-month periods then ended, were reviewed by other auditors whose report dated November 5, 2014 stated that based on their review they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles. The consolidated balance sheet of the Company as of December 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated February 27, 2015 expressed an unqualified opinion on those statements.

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
November 5, 2015

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2014. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

ABOUT UNION BANKSHARES CORPORATION

Headquartered in Richmond, Union Bankshares Corporation is the largest community banking organization headquartered in Virginia and operates in all major banking markets of the Commonwealth. Union Bankshares Corporation is the holding company for Union Bank & Trust, which provides banking, trust, and wealth management services and has a statewide presence of 124 bank branches and 202 ATMs. Non-bank affiliates of the holding company include: Union Investment Services, Inc., which provides full brokerage services; Union Mortgage Group, Inc., which provides a full line of mortgage products; and Union Insurance Group, LLC, which offers various lines of insurance products.

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

RESULTS OF OPERATIONS

Executive Overview

For the quarter ended September 30, 2015, the Company reported net income of $18.2 million and earnings per share of $0.40. These results represent an increase of $3.4 million, or 22.9%, from $14.8 million in earnings from the third quarter of 2014. Excluding after-tax acquisition-related expenses of $1.1 million incurred during the third quarter of 2014, operating earnings(1) increased $2.3 million, or 14.4%, primarily a result of lower operating expenses. Operating earnings per share(1) were $0.40 and $0.35 for the quarters ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015, the Company reported net income of $49.3 million and earnings per share of $1.09. These results represent an increase of $12.1 million, or 32.4%, from $37.2 million for the first nine months of 2014. Excluding after-tax acquisition-related expenses of $13.2 million incurred during the first nine months of 2014, operating earnings(1) declined $1.1 million, primarily a result of an increase in provision for loan losses, and lower net interest income partially offset by lower noninterest expenses. Operating earnings per share(1) were $1.09 for the nine months ended September 30, 2015 and 2014, respectively.

•	Net income for the third quarter of 2015 for the community bank segment was $18.2 million, or $0.40 per share, compared to operating earnings(1) of $16.5 million, or $0.36 per share, in the third quarter of 2014. Net income for the community bank segment for the nine months ended September 30, 2015 was $49.4 million, or $1.09 per share.
•	The mortgage segment reported net income of $59,000 for the third quarter of 2015, an improvement of $687,000 from a loss of $628,000 in the third quarter of 2014. The mortgage segment reported a net loss of $113,000 for the first nine months of 2015, an improvement of $2.5 million from a loss of $2.6 million in the first nine months of 2014. The improvement was largely a result of cost control initiatives in personnel costs, loan production costs, and other operating expenses.
•	During the third quarter of 2015, the Company transferred its credit card portfolio, totaling $26.4 million at September 30, 2015, from loans held for investment to loans held for sale, resulting from management’s decision to sell the loans in the fourth quarter of 2015.
•	Excluding credit cards from the prior period loan portfolio, loans grew $396.4 million, or 7.7%, from September 30, 2014, while year-to-date average loan balances increased $204.6 million, or 3.9%, from September 30, 2014. Period end loan balances grew $221.9 million, or 5.6% (annualized), from December 31, 2014.
•	Deposits grew $184.8 million, or 3.3%, from September 30, 2014, while year-to-date average deposit balances increased $41.5 million, or 0.7%, from September 30, 2014. Period end deposit balances grew $180.1 million, or 4.3% (annualized), from December 31, 2014.
•	Asset quality continued to improve due to reductions in nonperforming assets and past due loan levels.

(1) These supplementary measures are provided because the Company believes they may be valuable to investors. For a reconciliation of the non-GAAP measures operating earnings, EPS, ROA, ROTCE, and efficiency ratio, see “NON-GAAP MEASURES” included in this Item 2.

Net Interest Income

	For the Three Months Ended
	September 30,
	2015	2014	Change
	(Dollars in thousands)
Average interest-earning assets	$6,751,654	$6,423,743	$327,911
Interest income (FTE)	$72,287	$71,649	$638
Yield on interest-earning assets	4.25%	4.43%	(18	)bps
Core yield on interest-earning assets (1)	4.17%	4.37%	(20	)bps
Average interest-bearing liabilities	$5,162,928	$5,015,129	$147,799
Interest expense	$6,556	$5,112	$1,444
Cost of interest-bearing liabilities	0.50%	0.40%	10	bps
Core cost of interest-bearing liabilities (1)	0.52%	0.58%	(6	)bps
Cost of funds	0.39%	0.32%	7	bps
Core cost of funds (1)	0.40%	0.45%	(5	)bps
Net Interest Income (FTE)	$65,731	$66,537	$(806)
Net Interest Margin (FTE)	3.86%	4.11%	(25	)bps
Core Net Interest Margin (FTE) (1)	3.77%	3.92%	(15	)bps

(1) Core metrics exclude the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the third quarter of 2015, tax-equivalent net interest income was $65.7 million, a decrease of $806,000 from the third quarter of 2014, primarily driven by the impact of declines in net interest margin and lower net accretion related to acquisition accounting, partially offset by lower interest expense as growth in low cost deposits outpaced the net run-off in higher cost certificates of deposit. Net accretion related to acquisition accounting decreased $1.5 million from the third quarter of 2014 to $1.6 million in the third quarter of 2015. The third quarter 2015 tax-equivalent net interest margin decreased by 25 basis points to 3.86% compared to 4.11% in the comparable quarter in the prior year. Core tax-equivalent net interest margin (which excludes the 9 basis point impact of acquisition accounting accretion in the third quarter of 2015 and 19 basis points in the third quarter of 2014) decreased by 15 basis points to 3.77% in the third quarter of 2015 from 3.92% in the third quarter of 2014. The decrease in core tax-equivalent net interest margin was driven by the 20 basis point decline in interest-earning asset yields outpacing the 5 basis point reduction in cost of funds. The decline in interest-earning asset yields was primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates.

	For the Nine Months Ended
	September 30,
	2015	2014	Change
	(Dollars in thousands)
Average interest-earning assets	$6,668,812	$6,438,924	$229,888
Interest income (FTE)	$214,195	$212,556	$1,639
Yield on interest-earning assets	4.29%	4.41%	(12	)bps
Core yield on interest-earning assets (1)	4.23%	4.41%	(18	)bps
Average interest-bearing liabilities	$5,131,338	$5,072,398	$58,940
Interest expense	$18,225	$14,481	$3,744
Cost of interest-bearing liabilities	0.47%	0.38%	9	bps
Core cost of interest-bearing liabilities (1)	0.53%	0.59%	(6	)bps
Cost of funds	0.36%	0.30%	6	bps
Core cost of funds (1)	0.41%	0.46%	(5	)bps
Net Interest Income (FTE)	$195,970	$198,075	$(2,105)
Net Interest Margin (FTE)	3.93%	4.11%	(18	)bps
Core Net Interest Margin (FTE) (1)	3.82%	3.95%	(13	)bps

  (1) Core metrics exclude the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the nine months ended September 30, 2015, tax-equivalent net interest income was $196.0 million, a decrease of $2.1 million from the same period of 2014, primarily driven by the impact of declines in net interest margin and lower net accretion related to acquisition accounting. Net accretion related to acquisition accounting decreased $2.6 million from the first nine months of 2014 to $5.3 million in the first nine months of 2015. The year-to-date tax-equivalent net interest margin decreased by 18 basis points to 3.93% compared to 4.11% in the prior year. Core tax-equivalent net interest margin (which excludes the 11 basis point impact of acquisition accounting in 2015 and 16 basis points in 2014) decreased by 13 basis points from 3.95% for the nine months ended September 30, 2014 to 3.82% for the nine months ended September 30, 2015. The decrease in core tax-equivalent net interest margin was driven by the 18 basis point decline in interest-earning asset yields outpacing the 5 basis point reduction in the cost of funds. The decline in interest-earning asset yields was primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates.

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

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$710,583	$3,954	2.21%	$738,932	$3,883	2.08%
Tax-exempt	427,879	5,187	4.81%	404,371	5,150	5.05%
Total securities	1,138,462	9,141	3.19%	1,143,303	9,033	3.13%
Loans, net (2) (3)	5,525,119	62,745	4.51%	5,196,116	62,082	4.74%
Loans held for sale	44,904	378	3.34%	50,393	513	4.04%
Federal funds sold	807	-	0.20%	684	-	0.18%
Money market investments	1	-	0.00%	1	-	0.00%
Interest-bearing deposits in other banks	42,361	23	0.22%	33,246	21	0.24%
Total earning assets	6,751,654	$72,287	4.25%	6,423,743	$71,649	4.43%
Allowance for loan losses	(32,857)			(31,631)
Total non-earning assets	803,044			849,261
Total assets	$7,521,841			$7,241,373

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$2,706,542	$1,289	0.19%	$2,582,746	$1,247	0.19%
Regular savings	567,034	248	0.17%	554,202	275	0.20%
Time deposits (4)	1,227,835	2,667	0.86%	1,370,299	1,505	0.44%
Total interest-bearing deposits	4,501,411	4,204	0.37%	4,507,247	3,027	0.27%
Other borrowings (5)	661,517	2,352	1.41%	507,882	2,085	1.63%
Total interest-bearing liabilities	5,162,928	$6,556	0.50%	5,015,129	$5,112	0.40%

Noninterest-bearing liabilities:
Demand deposits	1,312,735			1,194,505
Other liabilities	50,715			52,830
Total liabilities	6,526,378			6,262,464
Stockholders' equity	995,463			978,909
Total liabilities and stockholders' equity	$7,521,841			$7,241,373

Net interest income		$65,731			$66,537

Interest rate spread (6)			3.75%			4.03%
Cost of funds			0.39%			0.32%
Net interest margin (7)			3.86%			4.11%

(1) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.

(2) Nonaccrual loans are included in average loans outstanding.

(3) Interest income on loans includes $1.4 million and $846,000 for the three months ended September 30, 2015 and 2014, respectively, in accretion of the fair market value adjustments related to acquisitions.

(4) Interest expense on certificates of deposits includes $154,000 and $2.0 million for the three months ended September 30, 2015 and 2014, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on borrowings includes $87,000 and $262,000 for the three months ended September 30, 2015 and 2014, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(7) Core net interest margin excludes purchase accounting adjustments and was 3.77% and 3.92% for the three months ended September 30, 2015 and 2014, respectively.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$720,569	$11,621	2.16%	$716,996	$11,391	2.12%
Tax-exempt	421,224	15,480	4.91%	401,111	15,392	5.13%
Total securities	1,141,793	27,101	3.17%	1,118,107	26,783	3.20%
Loans, net (2) (3)	5,445,243	185,959	4.57%	5,240,610	184,257	4.70%
Loans held for sale	42,250	1,070	3.39%	51,021	1,474	3.86%
Federal funds sold	724	1	0.19%	493	1	0.17%
Money market investments	1	-	0.00%	1	-	0.00%
Interest-bearing deposits in other banks	38,801	64	0.22%	28,692	41	0.19%
Total earning assets	6,668,812	$214,195	4.29%	6,438,924	$212,556	4.41%
Allowance for loan losses	(32,507)			(31,128)
Total non-earning assets	812,268			847,157
Total assets	$7,448,573			$7,254,953

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$2,644,209	$3,649	0.18%	$2,568,357	$3,536	0.18%
Regular savings	562,288	777	0.18%	553,501	785	0.19%
Time deposits (4)	1,243,546	6,778	0.73%	1,414,674	3,512	0.33%
Total interest-bearing deposits	4,450,043	11,204	0.34%	4,536,532	7,833	0.23%
Other borrowings (5)	681,295	7,021	1.38%	535,866	6,648	1.66%
Total interest-bearing liabilities	5,131,338	$18,225	0.47%	5,072,398	$14,481	0.38%

Noninterest-bearing liabilities:
Demand deposits	1,271,937			1,143,942
Other liabilities	55,549			53,959
Total liabilities	6,458,824			6,270,299
Stockholders' equity	989,749			984,654
Total liabilities and stockholders' equity	$7,448,573			$7,254,953

Net interest income		$195,970			$198,075

Interest rate spread (6)			3.82%			4.03%
Cost of funds			0.36%			0.30%
Net interest margin (7)			3.93%			4.11%

(1) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.

(2) Nonaccrual loans are included in average loans outstanding.

(3) Interest income on loans includes $3.1 million and $81,000 for the nine months ended September 30, 2015 and 2014, respectively, in accretion of the fair market value adjustments related to acquisitions.

(4) Interest expense on certificates of deposits includes $1.8 million and $7.4 million for the nine months ended September 30, 2015 and 2014, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on borrowings includes $362,000 and $412,000 for the nine months ended September 30, 2015 and 2014, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(7) Core net interest margin excludes purchase accounting adjustments and was 3.82% and 3.95% for the nine months ended September 30, 2015 and 2014, respectively.

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

	Three Months Ended			Nine Months Ended
	September 30, 2015 vs. September 30, 2014			September 30, 2015 vs. September 30, 2014
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(156)	$227	$71	$51	$179	$230
Tax-exempt	289	(252)	37	753	(665)	88
Total securities	133	(25)	108	804	(486)	318
Loans, net (1)	3,820	(3,157)	663	7,056	(5,354)	1,702
Loans held for sale	(52)	(83)	(135)	(236)	(168)	(404)
Federal funds sold	-	-	-	-	-	-
Interest-bearing deposits in other banks	4	(2)	2	16	7	23
Total earning assets	$3,905	$(3,267)	$638	$7,640	$(6,001)	$1,639

Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$50	$(8)	$42	$63	$50	$113
Regular savings	7	(34)	(27)	12	(20)	(8)
Time Deposits (2)	(171)	1,333	1,162	(470)	3,736	3,266
Total interest-bearing deposits	(114)	1,291	1,177	(395)	3,766	3,371
Other borrowings (3)	573	(306)	267	1,619	(1,246)	373
Total interest-bearing liabilities	459	985	1,444	1,224	2,520	3,744

Change in net interest income	$3,446	$(4,252)	$(806)	$6,416	$(8,521)	$(2,105)

(1) The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $518,000 and $3.0 million for the three- and nine-month change, respectively.

(2) The rate-related change in interest expense on time deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $1.8 million and $5.5 million for the three- and nine-month change, respectively.

(3) The rate-related change in interest expense on other borrowings includes the impact of lower accretion of the acquisition-related fair market value adjustments of $175,000 and $50,000 for the three- and nine-month change, respectively.

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The 2015 and remaining estimated net accretion impact are reflected in the following table (dollars in thousands):

	Accretion		Accretion (Amortization)
	Loan	Certificates of Deposit	Borrowings	Total

For the quarter ended March 31, 2015	$639	$1,075	$137	$1,851
For the quarter ended June 30, 2015	1,052	614	137	1,803
For the quarter ended September 30, 2015	1,364	154	87	1,605
For the remaining three months of 2015	1,051	-	-	1,051
For the years ending:
2016	3,808	-	271	4,079
2017	3,516	-	170	3,686
2018	2,996	-	(143)	2,853
2019	2,349	-	(286)	2,063
2020	1,904	-	(301)	1,603
Thereafter	10,538	-	(5,622)	4,916

Noninterest Income

	For the Three Months Ended
	September 30,		Change
	2015	2014	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,965	$4,458	$507	11.4%
Other service charges, commissions and fees	3,983	3,773	210	5.6%
Fiduciary and asset management fees	2,304	2,120	184	8.7%
Gains on sales of mortgage loans, net of commissions	2,630	2,598	32	1.2%
Gains on securities transactions, net	75	995	(920)	(92.5)%
Other-than-temporary impairment losses	(300)	-	(300)	NM
Bank owned life insurance income	1,161	1,195	(34)	(2.8)%
Other operating income	1,907	1,179	728	61.7%
Total noninterest income	$16,725	$16,318	$407	2.5%

Mortgage segment operations	$(2,608)	$(2,604)	$(4)	0.2%
Intercompany eliminations	170	170	-	0.0%
Community Bank segment	$14,287	$13,884	$403	2.9%

NM - Not Meaningful

For the quarter ended September 30, 2015, noninterest income increased $407,000, or 2.5%, to $16.7 million from $16.3 million in the third quarter of 2014. Customer-related noninterest income (service charge and fiduciary and asset management fees) increased $901,000 primarily due to higher overdraft fees, interchange fees, and brokerage income. Gains of sales of mortgage loans, net of commissions, and bank owned life insurance income remained constant with the prior period. Other noninterest income decreased $494,000, as lower gains on sales of securities of $920,000 and a $300,000 OTTI charge on a municipal security in the available-for-sale portfolio in the current quarter was partially offset by increases in other operating income related to the resolution of a problem credit resulting in a note sale.

	For the Nine Months Ended
	September 30,		Change
	2015	2014	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$13,800	$13,281	$519	3.9%
Other service charges, commissions and fees	11,618	11,281	337	3.0%
Fiduciary and asset management fees	6,835	6,753	82	1.2%
Gains on sales of mortgage loans, net of commissions	7,582	7,925	(343)	(4.3)%
Gains on securities transactions, net	672	1,449	(777)	(53.6)%
Other-than-temporary impairment losses	(300)	-	(300)	NM
Bank owned life insurance income	3,431	3,467	(36)	(1.0)%
Other operating income	4,352	2,229	2,123	95.2%
Total noninterest income	$47,990	$46,385	$1,605	3.5%

Mortgage segment operations	$(7,844)	$(7,932)	$88	(1.1)%
Intercompany eliminations	512	511	1	0.2%
Community Bank segment	$40,658	$38,964	$1,694	4.3%

NM - Not Meaningful

For the nine months ended September 30, 2015, noninterest income increased $1.6 million, or 3.5%, to $48.0 million from $46.4 million in the first nine months of 2014. Customer-related fee income increased $856,000 primarily related to higher overdraft and interchange fees. Other operating income increased $2.1 million primarily driven by higher loan swap fees in 2015, gains from the dissolution of a limited partnership in the first quarter of 2015, and gains on the resolution of a problem credit in the third quarter of 2015. These increases were partially offset by declines in gains on sales of mortgage loans, net of commissions, of $343,000, primarily driven by lower mortgage loan originations. Mortgage loan origination volume decreased $95.1 million from $522.2 million in the first nine months of 2014 to $427.1 million in the first nine months of 2015. Additionally, gains on sales of securities were $777,000 lower compared to the prior year and there was a $300,000 OTTI charge on a municipal security in the available-for-sale portfolio in the current year.

Noninterest expense

	For the Three Months Ended
	September 30,		Change
	2015	2014	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$25,853	$25,636	$217	0.8%
Occupancy expenses	4,915	4,902	13	0.3%
Furniture and equipment expenses	3,015	3,050	(35)	(1.1)%
Technology and data processing	3,549	3,280	269	8.2%
Professional services	1,991	1,400	591	42.2%
Marketing and advertising expense	1,781	2,064	(283)	(13.7)%
OREO and credit-related expenses (1)	1,263	6,559	(5,296)	(80.7)%
Acquisition-related expenses	-	1,695	(1,695)	(100.0)%
Other operating expenses	10,958	10,827	131	1.2%
Total noninterest expense	$53,325	$59,413	$(6,088)	(10.2)%

Mortgage segment operations	$(2,821)	$(3,903)	$1,082	(27.7)%
Intercompany eliminations	170	170	-	0.0%
Community Bank segment	$50,674	$55,680	$(5,006)	(9.0)%

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the quarter ended September 30, 2015, noninterest expense decreased $6.1 million to $53.3 million from $59.4 million when compared to the third quarter of 2014, partially driven by acquisition expenses incurred in the third quarter of 2014. Excluding acquisition-related costs of $1.7 million in 2014, noninterest expense decreased $4.4 million, or 7.6%. The decrease in noninterest expense is primarily due to a decrease in OREO and credit-related expenses of $5.3 million related to lower valuation adjustments of $5.6 million. In the third quarter of 2014, $6.2 million in valuation adjustments were recorded in connection with a shift in strategy to more aggressively market OREO in inactive rural markets. These decreases were partially offset by increased professional fees of $591,000 relating to consulting fees and higher technology and data processing fees of $269,000 related to software maintenance.

	For the Nine Months Ended
	September 30,		Change
	2015	2014	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$78,905	$82,466	$(3,561)	(4.3)%
Occupancy expenses	15,220	15,184	36	0.2%
Furniture and equipment expenses	8,818	8,555	263	3.1%
Technology and data processing	10,020	9,145	875	9.6%
Professional services	5,008	3,897	1,111	28.5%
Marketing and advertising expense	5,841	4,821	1,020	21.2%
OREO and credit-related expenses (1)	4,415	10,254	(5,839)	(56.9)%
Acquisition-related expenses	-	19,524	(19,524)	(100.0)%
Branch closure expenses	1,280	-	1,280	NM
Other operating expenses	32,898	31,819	1,079	3.4%
Total noninterest expense	$162,405	$185,665	$(23,260)	(12.5)%

Mortgage segment operations	$(8,906)	$(12,908)	$4,002	(31.0)%
Intercompany eliminations	512	511	1	0.2%
Community Bank segment	$154,011	$173,268	$(19,257)	(11.1)%

 NM - Not Meaningful

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the nine months ended September 30, 2015, noninterest expense decreased $23.3 million to $162.4 million from $185.7 million when compared to the first nine months of 2014, largely driven by acquisition expenses incurred in 2014. Excluding acquisition-related costs of $19.5 million, noninterest expense decreased $3.8 million, or 2.2%. The decrease in noninterest expense is primarily due to a decrease in OREO and credit-related expenses of $5.8 million related to lower valuation adjustments of $5.5 million. In the third quarter of 2014, $6.2 million in valuation adjustments were recorded in connection with a shift in strategy to more aggressively market OREO in inactive rural markets. Salaries and benefits expenses declined $3.6 million due to lower salaries and profit sharing expenses, partially offset by increased incentive compensation. Amortization of core deposit intangible decreased $1.0 million when compared to the same period in the prior year. The decreases were partially offset by $1.1 million in higher professional fees related to consulting and legal fees, $1.0 million in higher marketing expenses related to advertising campaigns in the current year, $919,000 in increased fraud-related losses, $875,000 in higher technology expenses related to online banking and data processing fees, and $630,000 in increased expenses related to employee training.

SEGMENT INFORMATION

Community Bank Segment

For the three months ended September 30, 2015, the community bank segment reported net income of $18.2 million, which was $2.7 million higher than net income in third quarter of 2014. Excluding after-tax acquisition-related costs of $1.1 million in the third quarter of 2014, net income increased $1.6 million, or 9.7%. Net interest income decreased $1.1 million from $64.2 million in the third quarter of 2014 to $63.1 million, primarily driven by the impact of declines in net interest margin and lower net accretion related to acquisition accounting. The provision for loan losses for the quarter ended September 30, 2015 was $1.9 million, an increase of $100,000 compared to the same quarter a year ago. The increase in the provision for loan losses in the current periods compared to the same periods in the prior year was primarily driven by higher loan balances in 2015.

Noninterest income increased $403,000, or 2.9%, from $13.9 million in the third quarter of 2014 to $14.3 million in the third quarter of 2015. Customer-related noninterest income (service charge and fiduciary and asset management fees) increased $901,000 primarily due to higher overdraft fees, interchange fees, and brokerage income. Other noninterest income decreased $495,000, as lower gains on sales of securities of $920,000 and a $300,000 OTTI charge on a municipal security in the available-for-sale portfolio in the current quarter was partially offset by increases in other operating income related to the resolution of a problem credit resulting in a note sale.

Noninterest expense decreased $5.0 million from $55.7 million in the third quarter of 2014 to $50.7 million in the current quarter. Excluding prior year third quarter acquisition-related costs of $1.7 million, noninterest expense decreased $3.3 million, or 6.1%, compared to the third quarter of 2014. The decrease in noninterest expense is primarily due to a decrease in OREO and credit-related expenses of $5.3 million related to lower valuation adjustments of $5.6 million. In the third quarter of 2014, $6.2 million in valuation adjustments were recorded in connection with a shift in strategy to more aggressively market OREO in inactive rural markets. These decreases were offset by increased salaries and benefits expenses of $836,000 due to higher salaries, incentive compensation, and group insurance costs; higher professional and consulting fees of $720,000; increased employee training costs of $458,000; and higher technology and data processing fees of $326,000 related to software maintenance. The community banking segment’s operating efficiency ratio was 63.7% compared to 67.4% for the third quarter of 2014.

For the nine months ended September 30, 2015, the community bank segment reported net income of $49.4 million, an increase of $9.6 million from $39.8 million for the first nine months of 2014. Excluding after-tax acquisition-related costs of $13.2 million in the first nine months of 2014, net income decreased $3.6 million, or 6.8%. Net interest income decreased $2.9 million from the same period last year, largely a result of lower core net interest margin and lower net accretion related to acquisition accounting. The provision for credit losses increased $4.2 million compared to the first nine months of 2014, primarily driven by higher loan balances in 2015 and an increase in net charge-offs in 2015, primarily due to a net recovery in the first quarter of 2014.

Noninterest income increased $1.7 million, or 4.3%, from $39.0 million in the first nine months of 2014 to $40.7 million in the first nine months of 2015. Customer-related fee income increased $937,000 primarily related to higher overdraft and interchange fees. Other operating income increased $774,000 primarily driven by higher loan swap fees in 2015, gains from the dissolution of a limited partnership in the first quarter of 2015, and gains on the resolution of a problem credit in the third quarter of 2015. These increases were partially offset by declines in gains on sales of securities compared to the prior year, OTTI charge on a municipal security in the available-for-sale portfolio in the current year, and declines in interest recognized on previously charged off loans.

Noninterest expense decreased $19.3 million from $173.3 million in the first nine months of 2014 to $154.0 million in 2015, largely driven by acquisition expenses incurred in 2014. Excluding the prior year acquisition-related costs of $19.5 million, noninterest expense increased $267,000, or 0.2%, compared to the first nine months of 2014. Salaries and benefits declined $936,000, or 1.3%, primarily due to cost savings from the StellarOne acquisition being realized in the current year and lower profit-sharing expense in the current year. OREO and credit-related expenses declined $5.8 million related to lower valuation adjustments of $5.5 million. In the third quarter of 2014, $6.2 million in valuation adjustments were recorded in connection with a shift in strategy to more aggressively market OREO in inactive rural markets. The decreases in noninterest expense were offset by $1.3 million in higher professional fees related to consulting and legal fees, $1.1 million in higher marketing expenses related to advertising campaigns in the current year, $1.1 million in higher technology expenses related to online banking and data processing fees, $916,000 in branch closure costs in the current year, $786,000 in increased fraud-related losses, and $630,000 in increased expenses related to employee training. The community banking segment’s operating efficiency ratio was 65.4% compared to 65.1% for the first nine months of 2014.

Mortgage Segment

The mortgage segment reported net income of $59,000 for the third quarter of 2015, an improvement of $687,000 from a loss of $628,000 in the third quarter of 2014. The improvement was due to a reduction in noninterest expense of $1.1 million, largely a result of cost control initiatives in personnel costs, occupancy expenses, loan production costs, and other operating expenses. Gains on sales of mortgage loans, net of commissions, remained consistent with the third quarter of 2014 at $2.6 million.

The mortgage segment reported a net loss of $113,000 for the first nine months of 2015, an improvement of $2.5 million from a loss of $2.6 million in the first nine months of 2014. The improvement was due to a reduction in noninterest expense of $4.0 million, largely a result of cost control initiatives in personnel costs, occupancy expenses, loan production costs, and other operating expenses. Gains on sales of mortgage loans, net of commissions, declined $343,000, or 4.3%, primarily driven by lower mortgage loan originations. Mortgage loan origination volume decreased $95.1 million from $522.2 million in the first nine months of 2014 to $427.1 million in the first nine months of 2015.

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

The effective tax rate for the three months ended September 30, 2015 and 2014 was 26.5% and 24.3%, respectively; the effective tax rate for the nine months ended September 30, 2015 and 2014 was 26.7% and 24.7%, respectively. The increase in the effective tax rate is primarily related to tax-exempt interest income on the investment portfolio and tax-exempt bank-owned life insurance income being a larger percentage of pre-tax income during 2014 due to elevated merger-related costs included in pre-tax income.

BALANCE SHEET

Assets

At September 30, 2015, total assets were $7.6 billion, an increase of $235.7 million from December 31, 2014. The following is a general discussion of changes in certain of the more significant asset line items of the Company’s Consolidated Balance Sheets.

•	Investment in securities decreased from $1.2 billion at December 31, 2014 to $1.1 billion at September 30, 2015, mainly due to a decrease in mortgage backed securities, restricted stock, and corporate issues, partially offset by increases in securities issued by states and political subdivisions. For additional information on the Company’s investments, please refer to “Securities” below or Note 3 “Securities” in Part I, Item 1 – Financial Statements, of this report.

•	At September 30, 2015, loans held for sale were $65.7 million, an increase of $23.2 million from December 31, 2014. During the third quarter, the Company moved its credit card portfolio, totaling $26.4 million at September 30, 2015, from loans held for investment to loans held for sale, resulting from management’s decision to sell the loans in the fourth quarter of 2015.

•	Total loans, net of deferred fees and costs, were $5.5 billion at September 30, 2015, an increase of $197.6 million, or 4.9% (annualized), from December 31, 2014. The increase was primarily driven by a 7.4% (annualized) growth in the commercial loan portfolio, partially offset by a decline in mortgage loans and equity lines. Excluding the credit card portfolio transfer, loans grew $396.4 million, or 7.7%, from September 30, 2014, while year-to-date average loan balances increased $204.6 million, or 3.9%, from September 30, 2014. For additional information on the Company’s loan activity, please refer to “Loan Portfolio” below or Note 4 “Loans and Allowance for Loan Losses” in Part I, Item 1 – Financial Statements, of this report.

Liabilities and Stockholders’ Equity

At September 30, 2015, total liabilities were $6.6 billion, an increase of $217.8 million from December 31, 2014. The following is a general discussion of changes in certain of the more significant line items in the liability and stockholders’ equity sections of the Company’s Consolidated Balance Sheets.

•	Total deposits at September 30, 2015 were $5.8 billion, an increase of $180.1 million, or 4.3% (annualized), when compared to $5.6 billion at December 31, 2014, and were one of the predominate sources that funded asset growth for the three quarters of 2015. Deposits grew $184.8 million, or 3.3%, from September 30, 2014, while year-to-date average deposit balances increased $41.5 million, or 0.7%, from September 30, 2014. The Company continues to experience a shift from time deposits into noninterest bearing demand accounts, driven by the Company’s focus on acquiring low cost funding sources and customer preference for liquidity in response to current market conditions. For further discussion on this topic, see “Deposits” below.

•	The Company’s short term borrowings generally include secured financing transactions, such as customer repurchase agreements, advances from the FHLB, and other lines of credit. Short-term borrowings at September 30, 2015 were $431.4 million, an increase of $44.0 million from December 31, 2014, primarily due to increases in customer repurchase agreements, partially offset by declines in FHLB advances. For additional information on the Company’s borrowings activity, please refer to Note 6 “Borrowings” in Part I, Item 1 – Financial Statements, of this report.

At September 30, 2015, stockholders’ equity was $995.0 million, an increase of $17.8 million from $977.2 million reported at December 31, 2014. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes. The total capital ratios at September 30, 2015 and December 31, 2014 were 12.69% and 13.38%, respectively. The Tier 1 capital ratios were 12.16% and 12.76% at September 30, 2015 and December 31, 2014, respectively. The Company’s common equity to total asset ratios at September 30, 2015 and December 31, 2014 were 13.10% and 13.28%, respectively, while its tangible common equity to tangible assets ratios were 9.29% and 9.27%, respectively, at the same dates.

On January 30, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2015. During the nine months ended September 30, 2015, approximately 347,000 common shares were repurchased and approximately $4.5 million remained available under the program. Additionally, on October 29, 2015, the Company’s Board of Directors authorized a new share repurchase program to purchase to to $25.0 million worth of the Company’s common stock. This repurchase program is authorized through December 31, 2016.

Also, the Company paid a cash dividend of $0.17 per share during the third quarter of 2015, the same dividend level as the prior quarter, and a $0.02 per share, or 13%, increase over the prior year quarterly dividend rate. The dividends paid year-to-date of $0.49 per share represent a $0.06 per share, or 14%, increase over the first nine months of 2014.

Securities

At September 30, 2015, the Company had total investments in the amount of $1.1 billion, or 15.0% of total assets, as compared to $1.2 billion, or 15.7% of total assets, at December 31, 2014. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The Company transferred these securities to held to maturity to reduce the impact of price volatility on capital and in consideration of changes to the regulatory environment. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer with a remaining balance of $7.3 million as of September 30, 2015.

The table below sets forth a summary of the securities available for sale, securities held to maturity, and restricted stock, at fair value for the following periods (dollars in thousands):

	September 30,	December 31,
	2015	2014
Available for Sale:
U.S. government and agency securities	$8,411	$8,454
Obligations of states and political subdivisions	249,893	445,647
Corporate and other bonds	72,462	78,680
Mortgage-backed securities	547,717	559,329
Other securities	10,209	10,004
Total securities available for sale, at fair value	888,692	1,102,114

Held to Maturity:
Obligations of states and political subdivisions	199,363	-

Federal Reserve Bank stock	23,809	23,834
Federal Home Loan Bank stock	28,912	31,020
Total restricted stock	52,721	54,854
Total investments	$1,140,776	$1,156,968

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. Based on the assessment for the quarter ended September 30, 2015 and in accordance with the guidance, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000, which was recognized in earnings for the quarter ended September 30, 2015. No OTTI was recognized in 2014 or for the first six months of 2015. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of September 30, 2015 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
U.S. government and agency securities:
Amortized cost	$978	$7,070	$-	$20	$8,068
Fair value	984	7,220	-	207	8,411
Weighted average yield (1)	2.98	1.99	-	-	2.11

Mortgage backed securities:
Amortized cost	14	27,821	131,323	380,072	539,230
Fair value	14	28,219	133,479	386,005	547,717
Weighted average yield (1)	4.24	2.05	2.13	2.15	2.14

Obligations of states and political subdivisions:
Amortized cost	5,667	25,916	105,280	104,792	241,655
Fair value	5,697	27,296	109,660	107,240	249,893
Weighted average yield (1)	2.76	4.67	4.89	4.47	4.63

Corporate bonds and other securities:
Amortized cost	10,181	55	26,505	47,357	84,098
Fair value	10,209	55	26,038	46,369	82,671
Weighted average yield (1)	2.00	4.49	2.88	1.47	1.98

Total securities available for sale:
Amortized cost	16,840	60,862	263,108	532,241	873,051
Fair value	16,904	62,790	269,177	539,821	888,692
Weighted average yield (1)	2.32	3.16	3.31	2.55	2.82

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of securities held to maturity at carrying value and their weighted average yields as of September 30, 2015 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Obligations of states and political subdivisions:
Carrying Value	$1,314	$5,217	$39,392	$153,440	$199,363
Fair value	1,321	5,267	39,521	154,210	200,319
Weighted average yield (1)	2.23	0.53	2.97	3.28	3.14

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of September 30, 2015, the Company maintained a diversified municipal bond portfolio with approximately 74% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the State of Texas represented 13%, the State of Washington represented 12%, and the Commonwealth of Virginia represented 12% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade by Moody’s or Standard & Poor’s. The non-investment grade securities are principally insured Texas municipalities with no underlying rating.  When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of September 30, 2015, the cash, interest-bearing deposits in other banks, money market investments, federal funds sold, loans held for sale, and loans that mature within one year totaled $1.9 billion, or 27.3%, of total earning assets. As of September 30, 2015, approximately $1.6 billion, or 29.2%, of total loans are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments.

Loan Portfolio

Loans, net of deferred fees and costs, were $5.5 billion at September 30, 2015, $5.3 billion at December 31, 2014, and $5.2 billion at September 30, 2014. Loans secured by real estate continue to represent the Company’s largest category, comprising 83.7% of the total loan portfolio at September 30, 2015.

The following table presents the Company’s composition of loans, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	September 30,		June 30,		March 31,		December 31,		September 30,
	2015		2015		2015		2014		2014
Loans secured by real estate:
Residential 1-4 family	$935,266	16.9%	$937,557	17.0%	$916,557	17.0%	$925,371	17.3%	$931,672	18.0%
Commercial	2,087,186	37.6%	2,092,228	38.0%	2,078,688	38.6%	2,051,943	38.3%	1,994,138	38.5%
Construction, land development and other land loans	694,644	12.5%	671,233	12.2%	657,581	12.2%	656,418	12.3%	611,737	11.8%
Second mortgages	52,547	0.9%	54,224	1.0%	54,371	1.0%	57,650	1.1%	61,372	1.2%
Equity lines of credit	514,730	9.3%	512,499	9.3%	515,187	9.6%	523,808	9.8%	514,705	10.0%
Multifamily	329,959	6.0%	316,474	5.7%	298,651	5.5%	297,289	5.6%	280,116	5.4%
Farm land	26,984	0.5%	25,061	0.5%	27,029	0.5%	26,043	0.5%	28,724	0.6%
Total real estate loans	4,641,316	83.7%	4,609,276	83.7%	4,548,064	84.4%	4,538,522	84.9%	4,422,464	85.5%

Commercial Loans	409,654	7.4%	426,024	7.7%	409,867	7.6%	374,080	7.0%	362,361	7.0%

Consumer installment loans
Personal	389,379	7.0%	354,485	6.4%	335,649	6.2%	333,126	6.2%	308,719	6.0%
Credit cards	-	0.0%	26,349	0.5%	24,691	0.5%	24,225	0.5%	23,736	0.5%
Total consumer installment loans	389,379	7.0%	380,834	6.9%	360,340	6.7%	357,351	6.7%	332,455	6.5%

All other loans	103,272	1.9%	94,251	1.7%	69,484	1.3%	76,043	1.4%	53,723	1.0%
Gross loans	$5,543,621	100.0%	$5,510,385	100.0%	$5,387,755	100.0%	$5,345,996	100.0%	$5,171,003	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of September 30, 2015 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Loans secured by real estate:
Residential 1-4 family	$935,266	$92,458	$344,157	$17,955	$326,202	$498,651	$277,875	$220,776
Commercial	2,087,186	171,604	618,803	145,975	472,828	1,296,779	977,828	318,951
Construction, land development and other land loans	694,644	395,711	187,012	165,255	21,757	111,921	95,594	16,327
Second mortgages	52,547	3,887	7,677	2,502	5,175	40,983	14,375	26,608
Equity lines of credit	514,730	35,168	478,761	45,010	433,751	801	667	134
Multifamily	329,959	39,134	89,458	20,736	68,722	201,367	151,349	50,018
Farm land	26,984	7,278	10,244	6,297	3,947	9,462	9,203	259
Total real estate loans	4,641,316	745,240	1,736,112	403,730	1,332,382	2,159,964	1,526,891	633,073

Commercial Loans	409,654	143,455	104,027	98,353	5,674	162,172	122,880	39,292

Consumer installment loans
Personal	389,379	98,357	3,744	3,535	209	287,278	124,669	162,609
Total consumer installment loans	389,379	98,357	3,744	3,535	209	287,278	124,669	162,609

All other loans	103,272	8,370	33,640	21,008	12,632	61,262	17,468	43,794
Gross loans	$5,543,621	$995,422	$1,877,523	$526,626	$1,350,897	$2,670,676	$1,791,908	$878,768

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at September 30, 2015, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction, and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

Asset Quality

Overview

During the first nine months of 2015, the Company experienced declines in total past due and nonaccrual loan and OREO balances from December 31, 2014. The decline in OREO balances was mostly attributable to sales of closed bank premises and foreclosed residential real estate property and land during the period. The loan loss provision increased from the same period in the prior year driven by higher loan balances in 2015 and an increase in net charge-offs in 2015, primarily due to a net recovery in the first quarter of 2014. The allowance for loan losses to total loans ratios (both unadjusted and adjusted for acquisition accounting) decreased from both December 31, 2014 and September 30, 2014. All nonaccrual and past due loan metrics discussed below exclude PCI loans totaling $78.6 million (net of fair value mark).

Troubled Debt Restructurings

The total recorded investment in TDRs as of September 30, 2015 was $11.6 million, a decrease of $15.2 million, or 56.8%, from $26.8 million at December 31, 2014 and a decline of $17.4 million, or 60.1%, from $29.0 million at September 30, 2014. Of the $11.6 million of TDRs at September 30, 2015, $9.5 million, or 81.9%, were considered performing while the remaining $2.1 million were considered nonperforming. The decrease in the TDR balance from December 31, 2014 is primarily attributable to $12.0 million being removed from TDR status, $50,000 transferred to OREO, $4.7 million in net payments, and $522,000 in charge-offs, partially offset by $2.1 million in additions. Loans removed from TDR status represent restructured loans with a market rate of interest at the time of the restructuring. These loans have performed in accordance with their modified terms for twelve consecutive months and were no longer considered impaired. Loans removed from TDR status are collectively evaluated for impairment; due to the significant improvement in the expected future cash flows, these loans are grouped based on their primary risk characteristics, typically using the Company’s internal risk rating system as its primary credit quality indicator. Impairment is measured based on historical loss experience taking into consideration environmental factors. The significant majority of these loans have been subject to new credit decisions due to the improvement in the expected future cash flows, the financial condition of the borrower, and other factors considered during re-underwriting. The TDR activity during the quarter did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

Nonperforming Assets

At September 30, 2015, nonperforming assets totaled $35.1 million, a decrease of $12.3 million, or 26.0%, from December 31, 2014 and a decrease of $23.0 million, or 39.6%, from a year ago. In addition, NPAs as a percentage of total outstanding loans decreased 26 basis points to 0.63% in the current quarter from 0.89% as of December 31, 2014 and declined 49 basis points from 1.12% a year earlier.

The following table shows a summary of assets quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
Nonaccrual loans, excluding PCI loans	$12,966	$9,521	$17,385	$19,255	$20,279
Foreclosed properties	18,789	18,917	21,727	23,058	28,783
Former bank premises	3,305	3,305	3,707	5,060	8,971
Total nonperforming assets	35,060	31,743	42,819	47,373	58,033
Loans past due 90 days and accruing interest	5,164	10,903	7,932	10,047	16,118
Total nonperforming assets and loans past due 90 days and accruing interest	$40,224	$42,646	$50,751	$57,420	$74,151

Performing Restructurings	$9,468	$19,880	$21,336	$22,829	$26,243

Balances
Allowance for loan losses	$33,269	$32,344	$30,977	$32,384	$32,109
Average loans, net of deferred fees and costs	5,525,119	5,448,126	5,360,676	5,220,223	5,196,116
Loans, net of deferred fees and costs	5,543,621	5,510,385	5,387,755	5,345,996	5,171,003

Ratios
NPAs to total loans	0.63%	0.58%	0.79%	0.89%	1.12%
NPAs & loans 90 days past due to total loans	0.73%	0.77%	0.94%	1.07%	1.43%
NPAs to total loans & OREO	0.63%	0.57%	0.79%	0.88%	1.11%
NPAs & loans 90 days past due to total loans & OREO	0.72%	0.77%	0.94%	1.07%	1.42%
ALL to nonaccrual loans	256.59%	339.71%	178.18%	168.18%	158.34%
ALL to nonaccrual loans & loans 90 days past due	183.50%	158.36%	122.36%	110.52%	88.22%

Nonperforming assets at September 30, 2015 included $13.0 million in nonaccrual loans (excluding PCI loans), a net decrease of $6.3 million, or 32.7%, from December 31, 2014 and a decline of $7.3 million, or 36.1%, from September 30, 2014. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
Beginning Balance	$9,521	$17,385	$19,255	$20,279	$23,099
Net customer payments	(1,104)	(4,647)	(2,996)	(4,352)	(1,654)
Additions	5,213	581	4,379	7,413	1,099
Charge-offs	(541)	(2,171)	(3,107)	(1,839)	(604)
Loans returning to accruing status	(123)	(919)	(53)	(2,246)	(723)
Transfers to OREO	-	(708)	(93)	-	(938)
Ending Balance	$12,966	$9,521	$17,385	$19,255	$20,279

The majority of the additions to nonaccrual loans in the first quarter of 2015 were attributable to three credit relationships. During the second quarter of 2015, the decline in nonaccrual loans was largely due to payments received in settlements, sales of collateral, and liquidation of customer assets. The majority of additions to nonaccrual loans in the third quarter of 2015 were comprised of smaller credit relationships.

The following table presents the composition of nonaccrual loans (excluding PCI loans) and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
Raw Land and Lots	$493	$403	$1,059	$2,359	$5,074
Commercial Construction	1,786	1,907	1,953	968	672
Commercial Real Estate	4,189	3,825	7,609	6,962	1,821
Single Family Investment Real Estate	1,157	782	1,302	2,070	4,202
Commercial and Industrial	903	1,074	2,540	3,286	3,005
Other Commercial	61	65	69	74	62
Consumer	4,377	1,465	2,853	3,536	5,443
Total	$12,966	$9,521	$17,385	$19,255	$20,279

Coverage Ratio	256.59%	339.71%	178.18%	168.18%	158.34%

Nonperforming assets at September 30, 2015 also included $22.1 million in OREO, a decrease of $6.0 million, or 21.4%, from December 31, 2014 and a decrease of $15.7 million, or 41.5%, from the prior year. The following table shows the activity in OREO for the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
Beginning Balance	$22,222	$25,434	$28,118	$37,754	$38,494
Additions of foreclosed property	1,082	904	158	367	2,553
Additions of former bank premises	-	-	402	63	4,814
Capitalized improvements	9	243	56	424	203
Valuation adjustments	(473)	(710)	(590)	(381)	(6,192)
Proceeds from sales	(767)	(3,511)	(2,748)	(11,362)	(2,216)
Gains (losses) from sales	21	(138)	38	1,253	98
Ending Balance	$22,094	$22,222	$25,434	$28,118	$37,754

During the first nine months of 2015, the majority of sales of OREO were related to closed bank premises and foreclosed residential real estate and land.

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
Land	$7,139	$7,254	$8,412	$8,726	$9,054
Land Development	6,700	7,013	7,192	7,162	7,585
Residential Real Estate	3,517	3,217	4,794	5,736	6,696
Commercial Real Estate	1,433	1,433	1,329	1,434	5,448
Former Bank Premises (1)	3,305	3,305	3,707	5,060	8,971
Total	$22,094	$22,222	$25,434	$28,118	$37,754

(1) Includes closed branch property and land previously held for branch sites.

Past Due Loans

At September 30, 2015, total accruing past due loans, excluding PCI loans, were $27.5 million, or 0.50% of total loans, compared to $48.1 million, or 0.90%, at December 31, 2014 and $58.4 million, or 1.13%, a year ago. At September 30, 2015, loans past due 90 days or more and accruing interest, excluding PCI loans, totaled $5.2 million, or 0.09% of total loans, compared to $10.0 million, or 0.19%, at December 31, 2014 and $16.1 million, or 0.31%, a year ago.

Charge-offs and delinquencies

For the quarter ended September 30, 2015, net charge-offs were $1.0 million, or 0.07% on an annualized basis, compared to $1.1 million, or 0.08%, for the same quarter last year. For the nine months ended September 30, 2015, net charge-offs were $6.4 million, or 0.15% on an annualized basis, compared to $1.3 million, or 0.03% annualized, for the nine months ended September 30, 2014. Of the $6.4 million in loans charged off in the first nine months of 2015, $4.7 million, or 73.4%, related to loans specifically reserved for in the prior period.

Provision

The provision for loan losses for the quarter ended September 30, 2015 was $2.0 million, an increase of $162,000 compared to the same quarter a year ago. During the nine months ended September 30, 2015, the provision for loan losses was $7.3 million, an increase of $4.0 million compared to the first nine months of 2014. The increase in the provision for loan losses in the current periods compared to the same periods in the prior year was primarily driven by higher loan balances in 2015 and an increase in net charge-offs in 2015, primarily due to a net recovery in the first quarter of 2014. Additionally, a $300,000 provision was recognized during the current year for unfunded loan commitments.

Allowance for Loan Losses

The allowance for loan losses of $33.3 million at September 30, 2015, is an increase of $885,000 compared to the allowance for loan losses at December 31, 2014. The ALL as a percentage of the total loan portfolio, adjusted for acquisition accounting (non-GAAP), was 1.01% at September 30, 2015, a decrease from 1.08% at December 31, 2014 and 1.12% at September 30, 2014. The allowance for loan losses as a percentage of the total loan portfolio was 0.60% at September 30, 2015, 0.61% at December 31, 2014, and 0.62% at September 30, 2014. In acquisition accounting, there is no carryover of previously established allowance for loan losses, as acquired loans are recorded at fair value.

Due to the decline in nonaccrual loans during 2015, the nonaccrual loan coverage ratio significantly increased to 256.6% at September 30, 2015, compared to 168.2% at December 31, 2014, and 158.3% at September 30, 2014. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the quarters ended (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
Balance, beginning of period	$32,344	$30,977	$32,384	$32,109	$31,379
Loans charged-off:
Commercial	388	1,022	671	879	132
Real estate	1,480	1,722	2,596	3,584	1,138
Consumer	468	461	562	365	495
Total loans charged-off	2,336	3,205	3,829	4,828	1,765
Recoveries:
Commercial	559	120	97	59	108
Real estate	565	720	308	318	411
Consumer	175	183	267	226	176
Total recoveries	1,299	1,023	672	603	695
Net charge-offs	1,037	2,182	3,157	4,225	1,070
Provision for loan losses	1,962	3,549	1,750	4,500	1,800
Balance, end of period	$33,269	$32,344	$30,977	$32,384	$32,109

Allowance for loan losses to loans	0.60%	0.59%	0.57%	0.61%	0.62%
ALL to loans, adjusted for acquisition accounting (Non-GAAP)	1.01%	1.02%	1.03%	1.08%	1.12%
Net charge-offs to total loans	0.07%	0.16%	0.24%	0.31%	0.08%
Provision to total loans	0.14%	0.26%	0.13%	0.33%	0.14%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of the quarters ended (dollars in thousands):

	September 30,		June 30,		March 31,		December 31,		September 30,
	2015		2015		2015		2014		2014
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Commercial	$2,462	7.4%	$2,490	7.7%	$2,354	7.6%	$2,266	7.0%	$2,250	7.0%
Real estate	27,846	83.7%	27,072	83.7%	26,145	84.4%	27,493	84.9%	27,461	85.5%
Consumer	2,961	8.9%	2,782	8.6%	2,478	8.0%	2,625	8.1%	2,398	7.5%
Total	$33,269	100.0%	$32,344	100.0%	$30,977	100.0%	$32,384	100.0%	$32,109	100.0%

(1) The percent represents the loan balance divided by total loans.

Deposits

As of September 30, 2015, total deposits were $5.8 billion, an increase of $180.1 million, or 3.2%, from December 31, 2014. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.2 billion accounted for 27.0% of total interest-bearing deposits at September 30, 2015. The Company continues to experience a shift from time deposits into lower cost transaction accounts (NOW, money market, savings and noninterest bearing demand accounts), driven by the Company’s focus on acquiring low cost funding sources and customer preference for liquidity in response to current market conditions.

The following table presents the deposit balances by major categories as of the quarters ended (dollars in thousands):

	September 30,		December 31,
	2015		2014
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Non-interest bearing	$1,338,045	23.0%	$1,199,378	21.3%
NOW accounts	1,382,891	23.8%	1,332,029	23.6%
Money market accounts	1,318,229	22.7%	1,261,520	22.4%
Savings accounts	569,667	9.8%	548,526	9.7%
Time deposits of $100,000 and over	527,642	9.0%	550,842	9.8%
Other time deposits	682,379	11.7%	746,475	13.2%
Total Deposits	$5,818,853	100.0%	$5,638,770	100.0%

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of September 30, 2015 and December 31, 2014, none were purchased and included in certificates of deposit on the Company’s Consolidated Balance Sheets. Maturities of time deposits as of September 30, 2015 are as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total
Maturities of time deposits of $100,000 and over	$62,328	$192,874	$272,440	$527,642
Maturities of other time deposits	93,810	278,326	310,243	682,379
Total time deposits	$156,138	$471,200	$582,683	$1,210,021

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

Beginning January 1, 2015, the Company calculates its regulatory capital under the U.S. Basel III Standardized Approach. The Company calculated regulatory capital measures for periods prior to 2015 under previous regulatory requirements. The table summarizes the Company’s regulatory capital and related ratios for the periods presented (dollars in thousands):

	September 30,	December 31,	September 30,
	2015	2014	2014
Tier 1 capital	$778,876	$734,755	$729,084
Tier 2 capital	33,666	35,830	35,713
Total risk-based capital	812,542	770,585	764,797
Risk-weighted assets	6,403,685	5,758,071	5,583,373

Capital ratios:
Common equity Tier 1 capital ratio	10.75%	N/A	N/A
Tier 1 capital ratio	12.16%	12.76%	13.06%
Total capital ratio	12.69%	13.38%	13.70%
Leverage ratio (Tier 1 capital to average assets)	10.80%	10.62%	10.54%
Common equity to total assets	13.10%	13.28%	13.58%
Tangible common equity to tangible assets	9.29%	9.27%	9.41%

NON-GAAP MEASURES

In reporting the Company’s results as of and for the periods ended September 30, 2015 and 2014, the Company has provided supplemental performance measures on an operating or tangible basis. Operating measures exclude acquisition costs unrelated to the Company’s normal operations. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Tangible common equity is used in the calculation of certain capital and per share ratios. The Company believes tangible common equity and the related ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses.

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

The following table reconciles these non-GAAP measures from their respective U.S. GAAP basis measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Earnings
Net Income (GAAP)	$18,216	$14,817	$49,264	$37,199
Plus: Merger and conversion related expense, after tax	-	1,102	-	13,161
Net operating earnings (non-GAAP)	$18,216	$15,919	$49,264	$50,360
Operating earnings per share - Basic	$0.40	$0.35	$1.09	$1.09
Operating earnings per share - Diluted	0.40	0.35	1.09	1.09
Operating ROA	0.96%	0.87%	0.88%	0.93%
Operating ROE	7.26%	6.45%	6.65%	6.84%
Operating ROTCE	10.70%	9.77%	9.86%	10.36%

Community Bank Segment Operating Earnings
Net Income (GAAP)	$18,157	$15,445	$49,377	$39,808
Plus: Merger and conversion related expense, after tax	-	1,102	-	13,161
Net operating earnings (non-GAAP)	$18,157	$16,547	$49,377	$52,969
Operating earnings per share - Basic	$0.40	$0.36	$1.09	$1.14
Operating earnings per share - Diluted	0.40	0.36	1.09	1.14
Operating ROA	0.96%	0.91%	0.89%	0.98%
Operating ROE	7.26%	6.73%	6.69%	7.25%
Operating ROTCE	10.71%	10.21%	9.93%	11.04%

Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$63,444	$64,479	$189,229	$191,953
FTE adjustment	2,287	2,058	6,741	6,122
Net Interest Income (FTE)	$65,731	$66,537	$195,970	$198,075
Noninterest Income (GAAP)	16,725	16,318	47,990	46,385
Noninterest Expense (GAAP)	$53,325	$59,413	$162,405	$185,665
Merger and conversion related expense	-	1,695	-	19,524
Noninterest Expense (Non-GAAP)	$53,325	$57,718	$162,405	$166,141
Operating Efficiency Ratio FTE (non-GAAP)	64.67%	69.66%	66.57%	67.96%

Community Bank Segment Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$63,075	$64,162	$188,240	$191,090
FTE adjustment	2,256	2,058	6,707	6,122
Net Interest Income (FTE)	$65,331	$66,220	$194,947	$197,212
Noninterest Income (GAAP)	14,287	13,884	40,658	38,964
Noninterest Expense (GAAP)	$50,674	$55,680	$154,011	$173,268
Merger and conversion related expense	-	1,695	-	19,524
Noninterest Expense (Non-GAAP)	$50,674	$53,985	$154,011	$153,744
Operating Efficiency Ratio FTE (non-GAAP)	63.65%	67.39%	65.37%	65.10%

Tangible Common Equity
Ending equity	$995,012	$976,923	$995,012	$976,923
Less: Ending goodwill	293,522	296,876	293,522	296,876
Less: Ending core deposit intangibles	25,320	34,089	25,320	34,089
Ending tangible common equity	$676,170	$645,958	$676,170	$645,958

Average equity	$995,463	$978,909	$989,749	$984,654
Less: Average goodwill	293,522	296,876	293,522	296,876
Less: Average core deposit intangibles	26,323	35,310	28,435	37,888
Average tangible common equity	$675,618	$646,723	$667,792	$649,890

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

	September 30,	December 31,	September 30,
	2015	2014	2014
Allowance for loan losses	$33,269	$32,384	$32,109
Remaining fair value mark on acquired performing loans	21,884	24,340	25,064
Adjusted allowance for loan losses	$55,153	$56,724	$57,173

Loans, net of unearned income	$5,543,621	$5,345,996	$5,171,003
Remaining fair value mark on acquired performing loans	21,884	24,340	25,064
Less: PCI loans, net of fair value mark	78,606	105,788	119,743
Adjusted loans, net of unearned income	$5,486,899	$5,264,548	$5,076,324

Allowance for loan losses ratio	0.60%	0.61%	0.62%
Allowance for loan losses ratio, adjusted for acquisition accounting	1.01%	1.08%	1.12%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of September 30, 2015 and 2014 (dollars in thousands):

	Change In Net Interest Income
	September 30,
	2015		2014
	%	$	%	$
Change in Yield Curve:
+300 basis points	6.03	16,192	6.06	15,746
+200 basis points	4.07	10,933	4.19	10,898
+100 basis points	1.72	4,611	1.75	4,540
Most likely rate scenario	-	-	-	-
-100 basis points	(1.72)	(4,626)	(1.89)	(4,914)
-200 basis points	(3.85)	(10,334)	(4.59)	(11,943)
-300 basis points	(4.03)	(10,824)	(5.16)	(13,414)

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

As of September 30, 2015, the Company asset sensitivity is relatively unchanged in a rising interest rate environment when compared to September 30, 2014 due to the composition of the balance sheet. The Company expects net interest income to increase as market rates increase. In the decreasing interest rate environments, the Company shows a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 300 basis points interest rate environments, the Company does not believe the down 200 and 300 basis point scenarios are plausible given the current level of interest rates.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended September 30, 2015 and 2014 (dollars in thousands):

	Change In Economic Value of Equity
	September 30,
	2015		2014
	%	$	%	$
Change in Yield Curve:
+300 basis points	(0.41)	(5,407)	(1.66)	(21,897)
+200 basis points	0.68	9,006	(0.29)	(3,768)
+100 basis points	1.00	13,244	0.35	4,617
Most likely rate scenario	-	-	-	-
-100 basis points	(3.54)	(47,052)	(2.93)	(38,731)
-200 basis points	(8.94)	(118,937)	(8.07)	(106,701)
-300 basis points	(9.30)	(123,658)	(9.79)	(129,462)

The shock down 200 or 300 basis points analysis is not as meaningful since interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points.  While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity in rates down scenarios.

Compared to September 30, 2014, the Company’s economic value of equity model as of September 30, 2015 projects that a instantaneous change in market interest rates would result in a greater overall variation in the Company’s estimated economic value of equity in the shock up 100 or 200 basis point and shock down 100 basis point interest rate scenarios, while the Company is less sensitive to market interest rates in a shock up 300 basis point scenario. The Company believes the down 200 and 300 basis point scenarios are not plausible given the current low level of interest rates.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities – None.

(b)	Use of Proceeds – Not Applicable

(c)	Issuer Purchases of Securities

Stock Repurchase Program

The following information describes the Company’s common stock repurchases during 2014 and the nine months ended September 30, 2015:

Period	Total number of shares purchased (1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plan (2)	Approximate value of shares that may yet be purchased under the plan ($) (2)
January 1 - December 31, 2014	2,125,264	24.72	2,125,264	12,460,000
January 1 - January 31, 2015	102,843	23.17	102,843	10,077,000
February 1 - February 28, 2015	-	-	-	10,077,000
March 1 - March 31, 2015	-	-	-	10,077,000
April 1 - April 30, 2015	45,813	21.83	45,813	9,077,000
May 1 - May 31, 2015	-	-	-	9,077,000
June 1 - June 30, 2015	32,700	22.74	32,700	8,333,000
July 1 - July 31, 2015	9,765	22.91	9,765	8,109,000
August 1 - August 31, 2015	48,400	22.97	48,400	6,998,000
September 1 - September 30, 2015	107,500	23.47	107,500	4,475,000
Total	2,472,285	24.48	2,472,285

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

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description
10.12	Union Bankshares Corporation Stock and Incentive Plan (as amended and restated effective April 21, 2015) (incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement; SEC file no. 333-203580).

10.23	Form of Time-Based Restricted Stock Agreement under Union Bankshares Corporation Stock and Incentive Plan (incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K filed on April 27, 2015).

10.24	Form of Performance Share Unit Agreement under Union Bankshares Corporation Stock and Incentive Plan (incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K filed on April 27, 2015).

10.25	Letter Agreement, dated September 28, 2015, between Union Bankshares Corporation and John C. Neal
(incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 1, 2015).

15.01	Letter regarding unaudited interim financial information.

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00	Interactive data files formatted in eXtensible Business Reporting Language for the quarter ended September 30, 2015 pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation

(Registrant)

Date: November 5, 2015	By:	/s/ G. William Beale
G. William Beale,
President and Chief Executive Officer
(principal executive officer)

Date: November 5, 2015	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)