Form 10-K
period 2015-12-31
Union Bankshares Corp
filed 2016-02-25
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $1,026,813,315 based on the closing share price on that date of $23.24 per share.

The number of shares of common stock outstanding as of February 19, 2016 was 44,069,128.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

UNION BANKSHARES CORPORATION

FORM 10-K

ii

Glossary of Acronyms

AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union Bank & Trust
BHCA	–	Bank Holding Company Act of 1956
CDARS	–	Certificates of Deposit Account Registry Service
CFPB	–	Consumer Financial Protection Bureau
bps	–	Basis points
the Company	–	Union Bankshares Corporation
CRA	–	Community Reinvestment Act of 1977
DIF	–	Deposit Insurance Fund
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
ESOP	–	Employee Stock Ownership Plan
Exchange Act	–	Securities Exchange Act of 1934
FASB	–	Financial Accounting Standards Board
FDIA	–	Federal Deposit Insurance Act
FDIC	–	Federal Deposit Insurance Corporation
FDICIA	–	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FICO	–	Financing Corporation
FMB	–	First Market Bank, FSB
FRB or Federal Reserve	–	Board of Governors of the Federal Reserve System
FTE	–	Fully taxable equivalent
GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
HTM	–	Held to maturity
LIBOR	–	London Interbank Offered Rate
NPA	–	Nonperforming assets
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCA	–	Prompt Corrective Action
PCI	–	Purchased credit impaired
SCC	–	Virginia State Corporation Commission
SEC	–	U.S. Securities and Exchange Commission
StellarOne	–	StellarOne Corporation
TDR	–	Troubled debt restructuring
Treasury	–	U.S. Department of the Treasury
UIG	–	Union Insurance Group, LLC
UISI	–	Union Investment Services, Inc.
UMG	–	Union Mortgage Group, Inc.
VFG	–	Virginia Financial Group, Inc.

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

PART I

ITEM 1. - BUSINESS.

GENERAL

The Company is a financial holding company and a bank holding company organized under Virginia law and registered under the BHCA. The Company, headquartered in Richmond, Virginia is committed to the delivery of financial services through its community bank subsidiary Union Bank & Trust and three non-bank financial services affiliates. As of December 31, 2015, the Company’s bank subsidiary and non-bank financial services affiliates are:

Community Bank
Union Bank & Trust	Richmond, Virginia

Financial Services Affiliates
Union Mortgage Group, Inc.	Glen Allen, Virginia
Union Investment Services, Inc.	Richmond, Virginia
Union Insurance Group, LLC	Richmond, Virginia

Effective February 16, 2015, the Company changed its subsidiary bank’s name from “Union First Market Bank” to “Union Bank & Trust.” Effective January 1, 2016, UISI was dissolved as a separate corporate entity and the securities, brokerage, and investment advisory businesses of UISI were integrated into Union Bank & Trust.

History

The Company was formed in connection with the July 1993 merger of Northern Neck Bankshares Corporation and Union Bancorp, Inc. Although the Company was formed in 1993, certain of the community banks that were acquired and ultimately merged to form what is now Union Bank & Trust were among the oldest in Virginia at the time they were acquired.

The table below indicates the year each community bank was formed, acquired by the Company, and merged into what is now Union Bank & Trust.

	Formed	Acquired	Merged
Union Bank & Trust Company	1902	n/a	2010
Northern Neck State Bank	1909	1993	2010
King George State Bank	1974	1996	1999
Rappahannock National Bank	1902	1998	2010
Bay Community Bank	1999	de novo bank	2008
Guaranty Bank	1981	2004	2004
Prosperity Bank & Trust Company	1986	2006	2008
First Market Bank, FSB	2000	2010	2010
StellarOne Bank	1900	2014	2014

The Company’s headquarters is located in Richmond, Virginia, and its operations center is located in Ruther Glen, Virginia.

Product Offerings and Market Distribution

The Company is the largest community banking organization headquartered in Virginia in terms of asset size, and provides full service banking and other financial services to the Northern, Central, Rappahannock, Roanoke Valley, Shenandoah, Tidewater, and Northern Neck regions of Virginia. As of December 31, 2015, the Bank operates 124 locations in the counties of Albemarle, Augusta, Bedford, Caroline, Chesterfield, Culpeper, Essex, Fairfax, Fauquier, Floyd, Fluvanna, Franklin, Frederick, Giles, Hanover, Henrico, James City, King George, King William, Lancaster, Loudoun, Madison, Montgomery, Nelson, Northumberland, Orange, Pulaski, Rappahannock, Richmond, Roanoke, Rockbridge, Rockingham, Spotsylvania, Stafford, Warren, Westmoreland, Wythe, and York, and the independent cities of Buena Vista, Charlottesville, Colonial Heights, Covington, Fredericksburg, Harrisonburg, Lynchburg, Newport News, Radford, Richmond, Roanoke, Salem, Staunton, Virginia Beach, and Waynesboro.

The Bank is a full service community bank offering consumers and businesses a wide range of banking and related financial services, including checking, savings, certificates of deposit, and other depository services, as well as loans for commercial, industrial, residential mortgage, and consumer purposes. The Bank issues credit cards through Elan Financial Services and delivers ATM services through the use of reciprocally shared ATMs in the major ATM networks as well as remote ATMs for the convenience of customers and other consumers. The Bank also offers mobile and internet banking services and online bill payment for all customers, whether retail or commercial. The Bank also offers brokerage, asset management, private banking, and trust services to individuals and corporations through Union Wealth Management, a division of the Bank.

As of December 31, 2015, UISI had 16 offices within the Bank’s market area providing securities, brokerage, and investment advisory services. UISI is a full service investment company handling all aspects of wealth management including stocks, bonds, annuities, mutual funds, and financial planning. Securities are offered through a third party contractual arrangement with Raymond James Financial Services, Inc., an independent broker dealer. Effective January 1, 2016, UISI was dissolved as a separate corporate entity and the securities, brokerage, and investment advisory businesses of UISI were integrated into Union Bank & Trust.

As of December 31, 2015, UMG had offices in Virginia (18), Maryland (1), and North Carolina (1). UMG does business in selected states throughout the Mid-Atlantic and Southeast, as well as Washington, D.C., providing a variety of mortgage products to customers in those areas. The mortgage loans originated by UMG generally are sold in the secondary market through purchase agreements with institutional investors with servicing released. During 2015, the mortgage segment also began originating loans with the intent that the loans be held for investment purposes.

UIG, an insurance agency, is owned by the Bank and UMG. This agency operates in a joint venture with Bankers Insurance, LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association. UIG generates revenue through sales of various insurance products through Bankers Insurance LLC, including long-term care insurance and business owner policies. UIG also maintains ownership interests in three title agencies owned by community banks across Virginia and generates revenues through sales of title policies in connection with the Bank’s lending activities.

SEGMENTS

The Company has two reportable segments: its traditional full service community banking business and its mortgage banking business. For more financial data and other information about each of the Company’s operating segments, refer to Item 7. -“Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, “Segment Information – Community Bank Segment” and “Segment Information – Mortgage Segment,” and to Note 17 “Segment Reporting Disclosures” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

On January 1, 2014, the Company acquired StellarOne by merger in an all-stock transaction. Pursuant to the StellarOne merger agreement, StellarOne’s common shareholders received 0.9739 shares of the Company’s common stock in exchange for each share of StellarOne’s common stock, resulting in the Company issuing 22,147,874 shares of common stock. The Company operated StellarOne Bank as a separate wholly-owned bank subsidiary until May 2014, at which time StellarOne Bank was merged with and into the Bank. As part of the acquisition plan and cost control efforts, the Company consolidated 13 overlapping bank branches into nearby locations during 2014.

The Bank currently operates in-store bank branches in 21 MARTIN’S Food Markets, one Fas Mart location, and one Walmart location. A significant majority of branches in the MARTIN’s Food Markets stores were acquired in connection with the Company’s acquisition of FMB in 2010.

Excluding the StellarOne acquisition, the Company’s new construction expansion during the last five years consisted of opening two new bank branches in Virginia:

•	Three James Center, Union Bank & Trust branch located in the city of Richmond, Virginia (November 2011)

•	Berea Marketplace, Union Bank & Trust branch located in Stafford County, Virginia (March 2011)

EMPLOYEES

As of December 31, 2015, the Company had 1,422 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, and operations and other support personnel. Of this total, 109 were mortgage segment personnel. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company provides employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid time off, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive plans, deferred compensation plans for officers and key employees, an ESOP, and a 401(k) plan with employer match.

COMPETITION

The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, credit unions, other independent community banks, as well as consumer finance companies, mortgage companies, loan production offices, mutual funds, and life insurance companies. Competition for deposits and loans is affected by various factors including interest rates offered, the number and location of branches and types of products offered, and the reputation of the institution. Credit unions increasingly have been allowed to expand their membership definitions, and because they enjoy a favorable tax status, they have been able to offer more attractive loan and deposit pricing. The Company’s non-bank affiliates also operate in highly competitive environments. The Company believes its community bank framework and philosophy provide a competitive advantage, particularly with regard to larger national and regional institutions, allowing the Company to compete effectively. The Company’s community bank segment generally has strong market shares within the markets it serves. The Company’s deposit market share in Virginia was 3.16% of total bank deposits as of June 30, 2015, making it the largest community bank headquartered in Virginia.

ECONOMY

The economies in the Company’s market areas are widely diverse and include local and federal government, military, agriculture, and manufacturing. The Company believes Virginia has weathered the recent economic challenges better than most other states over the last several years but is still faced with a protracted low interest rate environment and the burden of regulatory requirements enacted in response to the most recent financial crisis. Virginia’s employment growth continues to lag slightly behind the national rate, but 2015 has seen the highest growth in nonfarm employment since 2011. Based on the most recent reported rate from the Virginia Employment Commission, the state’s unemployment rate is 4.2% as of December 2015 compared to 4.8% at year-end 2014, and continues to be below the national rate of 5.0% at year-end 2015. Virginia’s housing market ended 2015 with a continued rebound in nearly all regions within the state, outperforming every year since 2007. The Company’s management continues to consider future economic events and their impact on the Company’s performance while focusing attention on managing nonperforming assets, controlling costs, and working with borrowers to mitigate and protect against risk of loss.

SUPERVISION AND REGULATION

The Company and the Bank are extensively regulated under both federal and state laws. The following description briefly addresses certain historic and current provisions of federal and state laws and certain regulations, proposed regulations, and the potential impacts on the Company and the Bank. To the extent statutory or regulatory provisions or proposals are described in this report, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

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

In order for a financial holding company to commence any new activity permitted by the BHCA or to acquire a company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. See below under “The Bank – Community Reinvestment Act.”

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

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Under the FDIA, insured depository institutions such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Bank’s current financial condition, the Company does not expect that this provision will have any impact on its ability to receive dividends from the Bank. The Company’s non-bank subsidiaries pay dividends to the Company periodically on a non-regulated basis.

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

On June 7, 2012, the Federal Reserve issued a series of proposed rules intended to revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. On July 2, 2013, the Federal Reserve approved certain revisions to the proposals and finalized new capital requirements for banking organizations.

Under the risk-based capital requirements of the Federal Reserve that became effective January 1, 2015, the Company and the Bank are required to maintain a minimum ratio to total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0% (unchanged from the prior requirement). At least 6% of the total capital is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities) as well as retained earnings, less certain intangibles and other adjustments (increased from the prior requirement of 4.0%). The “Tier 2 capital” consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance. A common equity Tier 1 capital ratio of 4.5% of risk-weighted assets was added with the new rules effective January 1, 2015. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Company were 11.93%, 10.55% and 12.46%, respectively, as of December 31, 2015, thus exceeding the minimum requirements. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Bank were 11.52%, 11.52% and 12.05%, respectively, as of December 31, 2015, also exceeding the minimum requirements.

Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines require a minimum Tier 1 leverage ratio of 3.0% for financial holding companies and banking organizations with the highest supervisory rating. All other banking organizations were required to maintain a minimum Tier 1 leverage ratio of 4.0% unless a different minimum was specified by an appropriate regulatory authority (unchanged from the prior requirement). In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 leverage ratio must be at least 5.0%. Banking organizations that have experienced internal growth or made acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity. As of December 31, 2015, the Tier 1 leverage ratios of the Company and the Bank were 10.68% and 10.31%, respectively, well above the minimum requirements.

The capital requirements that became effective January 1, 2015 are the initial capital obligations, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Bank, the Federal Reserve’s final rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the prior ratio of 6.0%); and (iii) eliminating the provision that provided that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules.

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

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits. In 2015 and 2014, the Company paid only the base assessment rate for “well capitalized” institutions, which totaled $4.5 million and $5.1 million, respectively, in regular deposit insurance assessments.

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

Loans to executive officers, directors, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of a bank (“10% Shareholders”), are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire Board of Directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2015.

As described above in “The Bank – Capital Requirements,” the new capital requirement rules issued by the Federal Reserve incorporate new requirements into the prompt corrective action framework.

Community Reinvestment Act. The Bank is subject to the requirements of the CRA. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods. If the Bank receives a rating from the Federal Reserve of less than “satisfactory” under the CRA, restrictions on operating activities would be imposed. In addition, in order for a financial holding company, like the Company, to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. The Bank received a “satisfactory” CRA rating in its most recent examination.

Privacy Legislation. Several recent laws, including the Right to Privacy Act, and related regulations issued by the federal bank regulatory agencies, provide new protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

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

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The final rules were effective April 1, 2014, with full compliance being phased in over a period which will end on July 21, 2016. The Company has evaluated the implications of the final rules on its investments and does not expect any material financial implications at this time.

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

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the CFPB, and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets., (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2015, the Company and the Bank have not been made aware of any instances of non-compliance with the final guidance.

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

ITEM 1A. - RISK FACTORS

An investment in the Company’s securities involves risks. In addition to the other information set forth in this report, investors in the Company’s securities should carefully consider the factors discussed below. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline.

Risks Related to the Company’s Operations

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally.

The community banking industry is directly affected by national, regional, and local economic conditions. The economies in the Company’s market areas improved during 2015, though growth remained sluggish. Management allocates significant resources to mitigate and respond to risks associated with the current economic conditions, however, such conditions cannot be predicted or controlled. Therefore, such conditions, including a reduction in federal government spending, a flatter yield curve, and extended low interest rates, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates, in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. In addition, the Company holds securities which can be significantly affected by various factors including credit ratings assigned by third parties, and an adverse credit rating in securities held by the Company could result in a reduction of the fair value of its securities portfolio and have an adverse impact on its financial condition. While general economic conditions in Virginia and the U.S. continued to improve in 2015, there can be no assurance that this improvement will continue.

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

The success of the Company’s mortgage business is dependent upon its ability to originate loans and sell them to investors at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Loan production levels may suffer if the Company experiences a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect the Company’s mortgage originations and, consequently, could significantly reduce its income from mortgage activities. As a result, these conditions would also adversely affect the Company’s results of operations.

Deteriorating economic conditions may also cause home buyers to default on their mortgages. In certain cases where the Company has originated loans and sold them to investors, the Company may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on, or related to, their loan application, if appraisals for such properties have not been acceptable or if the loan was not underwritten in accordance with the loan program specified by the loan investor. Such repurchases or settlements would adversely affect the Company’s results of operations.

The Company’s allowance for loan losses may prove to be insufficient to absorb losses in its loan portfolio.

Like all financial institutions, the Company maintains an allowance for loan losses to provide for loans that its borrowers may not repay in their entirety. The Company believes that it maintains an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio as of the corresponding balance sheet date and in compliance with applicable accounting and regulatory guidance. However, the allowance for loan losses may not be sufficient to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Company’s operating results. Accounting measurements related to impairment and the loan loss allowance require significant estimates that are subject to uncertainty and changes relating to new information and changing circumstances. The significant uncertainties surrounding the ability of the Company’s borrowers to execute their business models successfully through changing economic environments, competitive challenges, and other factors complicate the Company’s estimates of the risk of loss and amount of loss on any loan. Because of the degree of uncertainty and susceptibility of these factors to change, the actual losses may vary from current estimates. The Company expects possible fluctuations in the loan loss provisions due to the uncertain economic conditions.

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

The Bank’s loan portfolio contains construction and development loans, and a decline in real estate values and economic conditions could adversely affect the value of the collateral securing the loans and have an adverse effect on the Bank’s financial condition.

Although the Bank’s construction and development loans are primarily secured by real estate, the Bank believes that, in the case of the majority of these loans, the real estate collateral by itself may not be a sufficient source for repayment of the loan if real estate values decline. If the Bank is required to liquidate the collateral securing a construction and development loan to satisfy the debt, its earnings and capital may be adversely affected. A period of reduced real estate values may continue for some time, resulting in potential adverse effects on the Bank’s earnings and capital.

The Bank relies upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if the Bank is forced to foreclose upon such loans.

A significant portion of the Bank’s loan portfolio consists of loans secured by real estate. The Bank relies upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of the Bank’s loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Bank may not be able to recover the outstanding balance of the loan.

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

The Company operates in a competitive market for financial services and faces intense competition from other financial institutions both in making loans and attracting deposits which can greatly affect pricing for its products and services. The Company’s primary competitors include community, regional, and national banks as well as credit unions and mortgage companies. Many of these financial institutions are significantly larger, have established customer bases and have greater financial resources, and higher lending limits. In addition, credit unions are exempt from corporate income taxes, providing a significant competitive pricing advantage. Accordingly, some of the Company’s competitors in its market have the ability to offer products and services that it is unable to offer or to offer at more competitive rates.

The carrying value of goodwill may be adversely affected.

When the Company completes an acquisition, often times, goodwill is recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment, and the Company performs such impairment analysis at least annually. A significant adverse change in expected future cash flows or sustained adverse change in the Company’s common stock could require the asset to become impaired. If impaired, the Company would incur a charge to earnings that would have a significant impact on the results of operations. The Company’s carrying value of goodwill was approximately $293.5 million at December 31, 2015, which included goodwill recorded with the Company’s acquisition of StellarOne.

The Company’s risk-management framework may not be effective in mitigating risk and loss.

The Company maintains an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These risks include: interest-rate, credit, liquidity, operations, reputation, compliance, and litigation. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company’s risk-management program, or if its controls break down, the Company’s results of operations and financial condition may be adversely affected.

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

The Company continually encounters technological change which could affect its ability to remain competitive.

The financial services industry is continually undergoing technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company continues to invest in technology and connectivity to automate functions previously performed manually, to facilitate the ability of customers to engage in financial transactions, and otherwise to enhance the customer experience with respect to its products and services. The Company’s continued success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that satisfy customer demands and create efficiencies in its operations. A failure to maintain or enhance a competitive position with respect to technology, whether because of a failure to anticipate customer expectations or because the Company’s technological developments fail to perform as desired or are not rolled out in a timely manner, may cause the Company to lose market share or incur additional expense.

The Company’s operations may be adversely affected by cyber security risks.

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers, and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged, or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, which could adversely affect its business and financial condition. Furthermore, as cyber threats continue to evolve and increase, the Company may be required to expend significant additional financial and operational resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

The operational functions of business counterparties over which the Company may have limited or no control may experience disruptions that could adversely impact the Company.

Multiple major U.S. retailers have experienced data systems incursions in recent years reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of the retailers’ customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although neither the Company’s nor the Bank’s systems are breached in retailer incursions, these events can cause the Bank to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers. In some cases, the Bank may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within the Company’s nor the Bank’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

The Company and the Bank rely on other companies to provide key components of their business infrastructure.

Third parties provide key components of the Company’s (and the Bank’s) business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company has selected these third party vendors carefully, it does not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor, and failure to handle current or higher volumes could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third party vendor could also hurt the Company’s operations if those difficulties affect the vendor’s ability to serve the Company. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

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

Negative perception of the Company through social media may adversely affect the Company’s reputation and business.

The Company’s reputation is critical to the success of its business. The Company believes that its brand image has been well received by customers, reflecting the fact that the brand image, like the Company’s business, is based in part on trust and confidence. The Company’s reputation and brand image could be negatively affected by rapid and widespread distribution of publicity through social media channels. The Company’s reputation could also be affected by the Company’s association with clients affected negatively through social media distribution, or other third parties, or by circumstances outside of the Company’s control. Negative publicity, whether true or untrue, could affect the Company’s ability to attract or retain customers, or cause the Company to incur additional liabilities or costs, or result in additional regulatory scrutiny.

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

The amount, type, source, and cost of the Company’s funding directly impacts the ability to grow assets. The ability to raise funds through deposits, borrowings, and other sources could become more difficult, more expensive, or altogether unavailable. A number of factors could make such financing more difficult, more expensive or unavailable including: the financial condition of the Company at any given time; rate disruptions in the capital markets; the reputation for soundness and security of the financial services industry as a whole; and competition for funding from other banks or similar financial service companies, some of which could be substantially larger or be more favorably rated.

The Company’s consumers may increasingly decide not to use the Bank to complete their financial transactions, which would have a material adverse impact on the Company’s financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

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

Risks Related to the Company’s Regulatory Environment

Current and proposed regulation addressing consumer privacy and data use and security could increase the Company’s costs and impact its reputation.

The Company is subject to a number of laws concerning consumer privacy and data use and security, including information safeguard rules under the Gramm-Leach-Bliley Act. These rules require that financial institutions develop, implement, and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. The United States has experienced a heightened legislative and regulatory focus on privacy and data security, including requiring consumer notification in the event of a data breach. In addition, most states have enacted security breach legislation requiring varying levels of consumer notification in the event of certain types of security breaches. New regulations in these areas may increase compliance costs, which could negatively impact earnings. In addition, failure to comply with the privacy and data use and security laws and regulations to which the Company is subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties, or other adverse consequences and loss of consumer confidence, which could materially adversely affect the Company’s results of operations, overall business, and reputation.

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

The Company and the Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms. These stricter capital requirements will be phased-in over a four-year period, which began on January 1, 2015, until they are fully-implemented on January 1, 2019. See “Business − Supervision and Regulation – The Bank - Capital Requirements” for further information about the requirements. If the Company and the Bank fail to meet these minimum capital guidelines and/or other regulatory requirements, the Company’s financial condition would be materially and adversely affected.

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

The trading volume in the Company’s common stock on the NASDAQ Global Select Market has been relatively low when compared with larger companies listed on the NASDAQ Global Select Market or other stock exchanges. There is no assurance that a more active and liquid trading market for the common stock will exist in the future. Consequently, shareholders may not be able to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares. In addition, the Company cannot predict the effect, if any, that future sales of its common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of the common stock. Sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, could cause the price of the Company’s common stock to decline, or reduce the Company’s ability to raise capital through future sales of common stock.

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

ITEM 1B. - UNRESOLVED STAFF COMMENTS.

The Company does not have any unresolved staff comments to report for the year ended December 31, 2015.

ITEM 2. - PROPERTIES.

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The Company’s corporate headquarters is located at 1051 East Cary Street, Suite 1200, Richmond, Virginia. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. At December 31, 2015, the Bank operated 124 branches throughout Virginia. All of the offices of UMG are leased, either from a third party or as a result of being within a Bank branch. At December 31, 2015, the vast majority of the offices of UISI were located within Bank branch properties. Effective January 1, 2016, UISI was dissolved as a separate corporate entity and the securities, brokerage, and investment advisory businesses of UISI were integrated into Union Bank & Trust. The Company’s operations center is in Ruther Glen, Virginia. See the Note 1 “Summary of Significant Accounting Policies” and Note 5 “Premises and Equipment” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which the Company’s premises and equipment are carried and commitments under long-term leases.

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

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2015, with (1) the Total Return Index for the NASDAQ Composite and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100 was invested on December 31, 2010 in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Union Bankshares Corporation	$100.00	$92.06	$112.09	$180.95	$179.88	$194.08
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
NASDAQ Bank	100.00	89.50	106.23	150.55	157.95	171.92

Source: SNL Financial Corporation LC, Charlottesville, VA (2016)

Information on Common Stock, Market Prices and Dividends

The Company’s common stock is listed on the NASDAQ Global Select Market and is traded under the symbol “UBSH.” There were 44,785,674 shares of the Company’s common stock outstanding at the close of business on December 31, 2015, which were held by 4,520 shareholders of record. The closing price of the Company’s common stock on December 31, 2015 was $25.24 per share compared to $24.08 on December 31, 2014.

The following table summarizes the high and low sales prices and dividends declared for quarterly periods during the years ended December 31, 2015 and 2014.

					Dividends
	Sales Prices				Declared
	2015		2014		2015	2014
	High	Low	High	Low
First Quarter	$24.23	$19.92	$26.72	$22.57	$0.15	$0.14
Second Quarter	23.75	21.01	26.42	23.86	$0.17	$0.14
Third Quarter	25.00	21.77	26.23	21.86	$0.17	$0.15
Fourth Quarter	27.25	22.78	24.99	20.78	$0.19	$0.15
					$0.68	$0.58

Regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2015 are set forth in Note 19 “Parent Company Financial Information,” contained in the “Notes to the Consolidated Financial Statements” in Item 8 of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I., Item 1 - Business, of this Form 10-K under the headings “Supervision and Regulation – The Company - Limits on Dividends and Other Payments.”

It is anticipated that dividends will continue to be paid on a quarterly basis. In making its decision on the payment of dividends on the Company’s common stock, the Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

Stock Repurchase Program

On January 30, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program was authorized through December 31, 2015. On October 29, 2015, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $25.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2016. The new stock repurchase authorization was in addition to the existing stock repurchase program approved by the Board of Directors on January 30, 2014, which had approximately $2.5 million remaining for repurchase and continued to be utilized until such authorization was completed prior to the December 31, 2015 expiration date. All shares were repurchased under the program authorized on January 30, 2014 prior to repurchasing shares under the program authorized on October 29, 2015. At December 31, 2015, approximately $21.1 million remained available under the current repurchase program.

The following information describes the Company’s common stock repurchases for the year ended December 31, 2015:

Period	Total number of shares purchased	Average price paid per share ($)	Approximate value of shares that may be purchased under the plan ($)
January 1 - December 31, 2014	2,125,264	24.72	12,460,000
January 1 - January 31, 2015	102,843	23.20	10,013,000
February 1 - February 28, 2015	-	-	10,013,000
March 1 - March 31, 2015	-	-	10,013,000
April 1 - April 30, 2015	45,813	21.86	9,011,000
May 1 - May 31, 2015	-	-	9,011,000
June 1 - June 30, 2015	32,700	22.77	8,267,000
July 1 - July 31, 2015	9,765	22.94	8,043,000
August 1 - August 31, 2015	48,400	23.00	6,930,000
September 1 - September 30, 2015	107,500	23.50	4,404,000
October 1 - October 31, 2015	67,600	24.93	27,718,000
November 1 - November 30, 2015	106,752	25.96	24,946,000
December 1 - December 31, 2015	147,149	25.88	21,139,000

Total	2,793,786	24.65

ITEM 6. - SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the Company over each of the past five years ended December 31, (dollars in thousands, except per share amounts):

	2015	2014 (2)	2013 (2)	2012 (2)	2011 (2)
Results of Operations (1)
Interest and dividend income	$276,771	$274,945	$172,127	$181,863	$189,073
Interest expense	24,937	19,927	20,501	27,508	32,713
Net interest income	251,834	255,018	151,626	154,355	156,360
Provision for loan losses	9,571	7,800	6,056	12,200	16,800
Net interest income after provision for loan losses	242,263	247,218	145,570	142,155	139,560
Noninterest income	65,007	61,287	38,728	41,068	32,964
Noninterest expenses	216,882	238,216	137,047	133,390	130,780
Income before income taxes	90,388	70,289	47,251	49,833	41,744
Income tax expense	23,309	18,125	12,885	14,571	11,327
Net income	$67,079	$52,164	$34,366	$35,262	$30,417
Financial Condition
Assets	$7,693,291	$7,358,643	$4,176,353	$4,095,692	$3,907,031
Loans, net of deferred fees	5,671,462	5,345,996	3,039,368	2,966,847	2,818,583
Deposits	5,963,936	5,638,770	3,236,842	3,297,767	3,175,105
Stockholders' equity	995,367	977,169	437,810	435,564	421,489
Ratios
Return on average assets (1)	0.90%	0.72%	0.85%	0.89%	0.79%
Return on average equity (1)	6.76%	5.30%	7.89%	8.10%	6.90%
Return on average tangible common equity (1)	10.00%	8.02%	9.48%	9.86%	9.33%
Efficiency ratio (FTE) (1)	66.54%	73.43%	70.06%	66.81%	67.53%
Efficiency ratio - community bank segment (FTE) (1)	65.37%	70.81%	65.68%	65.83%	66.82%
Efficiency ratio - mortgage bank segment (FTE)	101.79%	148.71%	130.58%	77.66%	79.20%
Common equity to total assets	12.94%	13.28%	10.48%	10.63%	10.79%
Tangible common equity / tangible assets	9.20%	9.27%	8.93%	8.96%	8.91%
Asset Quality
Allowance for loan losses	$34,047	$32,384	$30,135	$34,916	$39,470
Nonaccrual loans	$11,936	$19,255	$15,035	$26,206	$44,834
Other real estate owned	$15,299	$28,118	$34,116	$32,834	$32,263
ALL / total outstanding loans	0.60%	0.61%	0.99%	1.18%	1.40%
ALL / total outstanding loans, adjusted for acquisition accounting (1)	0.98%	1.08%	1.10%	1.35%	1.71%
ALL / nonperforming loans	285.25%	168.19%	200.43%	133.24%	88.04%
NPAs / total outstanding loans	0.48%	0.89%	1.62%	1.99%	2.74%
Net charge-offs / total outstanding loans	0.13%	0.10%	0.36%	0.56%	0.56%
Provision / total outstanding loans	0.16%	0.15%	0.20%	0.41%	0.60%
Per Share Data
Earnings per share, basic (1)	$1.49	$1.13	$1.38	$1.36	$1.07
Earnings per share, diluted (1)	1.49	1.13	1.37	1.36	1.07
Cash dividends paid	0.68	0.58	0.54	0.37	0.28
Market value per share	25.24	24.08	24.81	15.77	13.29
Book value per common share	22.38	21.73	17.63	17.29	16.17
Price to earnings ratio, diluted	16.94	21.31	18.11	11.60	12.42
Price to book value ratio	1.13	1.11	1.41	0.91	0.82
Dividend payout ratio	45.64%	51.33%	39.42%	27.21%	26.17%
Weighted average shares outstanding, basic	45,054,938	46,036,023	24,975,077	25,872,316	25,981,222
Weighted average shares outstanding, diluted	45,138,891	46,130,895	25,030,711	25,900,863	26,009,839

(1) The metrics presented here are presented on a GAAP basis; however, there are related supplemental non-GAAP performance measures that the Company believes may be useful to investors as they exclude non-operating adjustments resulting from acquisitions and allow investors to see the combined economic results of the organization. These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", section "Non GAAP Measures" for operating metrics, which exclude acquisition-related costs, including operating earnings, return on average assets, return on average equity, return on average tangible common equity, efficiency ratio, and earnings per share for the years ended December 31, 2015, 2014, and 2013 only.

(2) Changes to previously reported 2014, 2013, 2012, and 2011 amounts were the result of the adoption of ASU 2014-01 "Accounting for Investments in Qualified Affordable Housing Projects."

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

The more critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, acquired loans, and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

The following is a summary of the Company’s critical accounting policies that are highly dependent on estimates, assumptions, and judgments.

Allowance for Loan Losses

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb probable losses in the portfolio. Loans are charged against the allowance when management believes the collectability of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

The Company’s ALL consists of specific, general, and qualitative components.

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

General Reserve Component - The general reserve component covers non-impaired loans and is quantitatively derived from an estimate of credit losses adjusted for various environmental factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the product of net charge-off historical loss experience to the loan balance of the loan portfolio averaged during the preceding twelve quarters, as management has determined this to adequately reflect the losses inherent in the loan portfolio. The qualitative environmental factors consist of national, local, and portfolio characteristics and are applied to both the commercial and consumer segments. The following table shows the types of environmental factors management considers:

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

Acquired Loans

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

The Company performed its annual impairment testing on April 30, 2015 and determined that there was no impairment to its goodwill or intangible assets.

RESULTS OF OPERATIONS

Executive Overview

•	The Company reported net income of $67.1 million and earnings per share of $1.49 for the year ended December 31, 2015. These results represent an increase of $14.9 million, or 28.6%, from $52.2 million and earnings per share of $1.13 for the year ended December 31, 2014.
•	The Company’s community banking segment reported net income of $67.3 million for the year ended December 31, 2015, an increase of $11.6 million from the prior year, and earnings per share of $1.49, an increase of $0.28 per share from the prior year.
•	The Company’s mortgage segment reported a net loss of $202,000, an improvement of $3.3 million, from a net loss of $3.5 million, or $0.08 per share, in the prior year.
•	The Company experienced continued improvement in asset quality. Nonaccrual loans, past due loans, and OREO balances declined from December 31, 2014.
•	On October 16, 2015, the Company entered into an agreement to sell its credit card portfolio, approximating $26.4 million in outstanding balances, and entered into an outsourcing partnership with Elan Financial Services. The Company sold these loans at a premium. The sale of the credit card portfolio resulted in an after-tax benefit of $805,000 on the Company’s Consolidated Statement of Income in 2015. As part of the agreement, the Company will continue to share in interchange fee income and finance charges.

•	Loans held for investment, net of deferred fees and costs, were $5.7 billion at December 31, 2015, an increase of $325.5 million, or 6.1%, from December 31, 2014. The increase was primarily driven by an 8.5% growth in the commercial loan portfolio. This increase was partially offset by a decline in consumer construction loans and the sale of the credit card portfolio. Adjusted for the sale of the credit card portfolio, loans held for investment increased $349.7 million, or 6.6%, from December 31, 2014, while year-to-date average loan balances increased $254.2 million, or 4.9%, from the prior year.

•	Total deposits at December 31, 2015 were $6.0 billion, an increase of $325.2 million, or 5.8%, when compared to $5.6 billion at December 31, 2014. The Company continues to experience a shift from time deposits into low cost deposit accounts, driven by the Company’s focus on acquiring low cost funding sources and customer preference for liquidity in response to current market conditions.
•	During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The Company transferred these securities to held to maturity to reduce the impact of price volatility on capital and in consideration of changes to the regulatory environment.
•	At December 31, 2015, approximately $21.1 million remained available under the Company’s current share repurchase program.
•	Cash dividends per common share increased to $0.68 during 2015 from $0.58 per common share during 2014.

Net Income

2015 compared to 2014

Net income for the year ended December 31, 2015 increased $14.9 million, or 28.6%, from $52.2 million to $67.1 million and represented earnings per share of $1.49 compared to $1.13 for the prior year. Excluding after-tax acquisition-related expenses of $13.7 million for the year ended December 31, 2014, operating earnings were $67.1 million and $65.9 million for the years ended December 31, 2015 and 2014, respectively. Operating earnings per share was $1.49 for the year ended December 31, 2015 compared to $1.43 for the year ended December 31, 2014. Operating return on average tangible common equity (which excludes after-tax acquisition-related expenses) for the year ended December 31, 2015 was 10.00% compared to 10.13% for the prior year, while operating return on average assets was 0.90% compared to 0.91% for the prior year. For reconciliation of the non-GAAP operating measures, excluding acquisition-related costs, see “NON-GAAP MEASURES” included in this Item 7.

Net interest income decreased $3.2 million from 2014, primarily driven by the impact of lower loan yields and lower net accretion related to acquisition accounting. Excluding the impacts of acquisition accounting, interest expense declined as growth in low cost deposits outpaced the net run-off in higher cost certificates of deposit. The provision for credit losses increased $1.8 million from $7.8 million in 2014 to $9.6 million in 2015 primarily due to loan growth in 2015.

Noninterest income increased $3.7 million from $61.3 million in 2014 to $65.0 million in 2015. The majority of the increase was driven by increases in customer-related fee income and other operating income, which were partially offset by declines in gains on sales of securities and an OTTI charge in 2015.

Noninterest expense decreased $21.3 million, or 9.0%, from $238.2 million in 2014 to $216.9 million in 2015. Excluding acquisition-related costs of $20.3 million in 2014, noninterest expense decreased $989,000, or 0.5%. This decrease is primarily driven by a decrease in salaries and benefits expenses, OREO and credit-related expenses, and amortization of core deposit intangibles, which were partially offset by increases in technology expenses, marketing costs, professional fees, and fraud-related expenses.

2014 compared to 2013

Net income for the year ended December 31, 2014 increased $17.8 million, or 51.8%, from $34.4 million to $52.2 million and represented earnings per share of $1.13 compared to $1.37 for 2013. The $17.8 million increase in net income included the full-year impact of the StellarOne acquisition. Excluding after-tax acquisition-related expenses of $13.7 million and $2.0 million for the years ended December 31, 2014 and 2013, respectively, operating earnings were $65.9 million and $36.4 million. Operating earnings per share were $1.43 for the year ended December 31, 2014 compared to $1.45 for the year ended December 31, 2013. Operating return on average tangible common equity (which excludes after-tax acquisition-related expenses) for the year ended December 31, 2014 was 10.13% compared to 10.05% for the prior year, while operating return on average assets was 0.91% compared to 0.90% for 2013.

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

Noninterest income increased $22.6 million from $38.7 million in 2013 to $61.3 million in 2014. The majority of the increase was driven by customer-related noninterest income (services charges on deposit accounts, debit card and ATM interchange income, and income from fiduciary and asset management services) and is primarily due to the acquisition of StellarOne. Additionally, income related to bank owned life insurance policies and gains on sale of securities increased from 2013. Offsetting these increases, mortgage banking income declined as a result of a reduction in origination volume. The significant decline in origination volume was primarily driven by lower refinance volume as well as lower purchased volume.

Noninterest expense increased $101.2 million, or 73.8%, from $137.0 million in 2013 to $238.2 million in 2014, and included the full-year impact of the StellarOne acquisition. Excluding acquisition-related costs of $2.1 million and $20.3 million incurred in 2013 and 2014, respectively, noninterest expense increased $83.0 million, or 61.5%, compared to 2013. The increase was primarily driven by the addition of StellarOne.

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

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

	For the Year Ended
	December 31,
	2015	2014	Change
	(Dollars in thousands)
Average interest-earning assets	$6,713,239	$6,437,681	$275,558
Interest income (FTE)	$285,850	$283,072	$2,778
Yield on interest-earning assets	4.26%	4.40%	(14)	bps
Core yield on interest-earning assets (1)	4.19%	4.39%	(20)	bps
Average interest-bearing liabilities	$5,147,689	$5,047,550	$100,139
Interest expense	$24,937	$19,927	$5,010
Cost of interest-bearing liabilities	0.48%	0.39%	9	bps
Core cost of interest-bearing liabilities (1)	0.53%	0.58%	(5)	bps
Cost of funds	0.37%	0.31%	6	bps
Core cost of funds (1)	0.40%	0.46%	(6)	bps
Net Interest Income (FTE)	$260,913	$263,145	$(2,232)
Net Interest Margin (FTE)	3.89%	4.09%	(20)	bps
Core Net Interest Margin (FTE) (1)	3.79%	3.93%	(14)	bps

(1) Core metrics exclude the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the year ended December 31, 2015, tax-equivalent net interest income was $260.9 million, a decrease of $2.2 million from the prior year, primarily driven by the impact of declines in net interest margin and lower net accretion related to acquisition accounting. Excluding the impacts of acquisition accounting, interest expense declined as growth in low cost deposits outpaced the net run-off in higher cost certificates of deposit. Net accretion related to acquisition accounting decreased $3.4 million from $10.0 million in 2014 to $6.6 million in 2015. The tax-equivalent net interest margin decreased by 20 basis points to 3.89% from 4.09% in the prior year.

Core tax-equivalent net interest margin (which excludes the 10 basis point and 16 basis point impact of acquisition accounting accretion in 2015 and 2014, respectively) decreased by 14 basis points. The decline in the core net interest margin was principally due to a decrease in interest-earning asset yields (-20 basis points) outpacing the decline in cost of funds (+6 basis points). The decline in interest-earning asset yields was primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates.

	For the Year Ended
	December 31,
	2014	2013	Change
	(Dollars in thousands)
Average interest-earning assets	$6,437,681	$3,716,849	$2,720,832
Interest income (FTE)	$283,072	$177,383	$105,689
Yield on interest-earning assets	4.40%	4.77%	(37)	bps
Core yield on interest-earning assets (1)	4.39%	4.72%	(33)	bps
Average interest-bearing liabilities	$5,047,550	$2,914,139	$2,133,411
Interest expense	$19,927	$20,501	$(574)
Cost of interest-bearing liabilities	0.39%	0.70%	(31)	bps
Core cost of interest-bearing liabilities (1)	0.58%	0.69%	(11)	bps
Cost of funds	0.31%	0.55%	(24)	bps
Core cost of funds (1)	0.46%	0.54%	(8)	bps
Net Interest Income (FTE)	$263,145	$156,882	$106,263
Net Interest Margin (FTE)	4.09%	4.22%	(13)	bps
Core Net Interest Margin (FTE) (1)	3.93%	4.18%	(25)	bps

(1) Core metrics exclude the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the year ended December 31, 2014, tax-equivalent net interest income was $263.1 million, an increase of $106.3 million, or 67.7%, when compared to 2013, a result of a $2.7 billion increase in average interest-earning assets and a $2.1 billion increase in average interest-bearing liabilities from the impact of the StellarOne acquisition. The tax-equivalent net interest margin decreased by 13 basis points to 4.09% from 4.22% in 2013. Core tax-equivalent net interest margin (which excludes the 16 basis point and 4 basis point impact of acquisition accounting accretion in 2014 and 2013, respectively) decreased by 25 basis points. The decline in the core net interest margin was principally due to a decrease in interest-earning asset yields (-33 basis points) outpacing the decline in cost of funds (+8 basis points). The decline in interest-earning asset yields was primarily driven by reinvestment of excess cash flows at lower rates during 2014 and lower loan yields, as new and renewed loans were originated and re-priced at lower rates. In addition, the declines in net interest margin and earning asset yields in 2014 were driven by the impact of the StellarOne acquisition in 2014 as StellarOne’s net interest margin and earning asset yields were lower than that of the Company’s prior to acquisition.

The following table shows interest income on interest-earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the years indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$717,816	$15,606	2.17%	$722,600	$15,226	2.11%	$391,804	$8,202	2.09%
Tax-exempt	426,000	20,744	4.87%	402,402	20,451	5.08%	223,054	12,862	5.77%
Total securities (2)	1,143,816	36,350	3.18%	1,125,002	35,677	3.17%	614,858	21,064	3.43%
Loans, net (3) (4)	5,487,367	248,021	4.52%	5,235,471	245,529	4.69%	2,985,733	152,868	5.12%
Loans held for sale	40,524	1,383	3.41%	46,917	1,805	3.85%	105,450	3,433	3.26%
Federal funds sold	739	2	0.22%	694	1	0.19%	421	1	0.22%
Money market investments	1	-	0.00%	1	-	0.00%	1	-	0.00%
Interest-bearing deposits in other banks	40,792	94	0.23%	29,596	60	0.20%	10,386	17	0.17%
Total earning assets	6,713,239	$285,850	4.26%	6,437,681	$283,072	4.40%	3,716,849	$177,383	4.77%
Allowance for loan losses	(32,779)			(31,288)			(34,533)
Total non-earning assets	812,435			844,101			369,534
Total assets	$7,492,895			$7,250,494			$4,051,850

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$2,676,012	$5,032	0.19%	$2,568,425	$4,714	0.18%	$1,403,721	$2,696	0.19%
Regular savings	564,265	1,021	0.18%	552,756	1,063	0.19%	226,343	680	0.30%
Time deposits (5)	1,231,593	9,500	0.77%	1,390,308	5,257	0.38%	961,359	10,721	1.12%
Total interest-bearing deposits	4,471,870	15,553	0.35%	4,511,489	11,034	0.24%	2,591,423	14,097	0.54%
Other borrowings (6)	675,819	9,384	1.39%	536,061	8,893	1.66%	322,716	6,404	1.98%
Total interest-bearing liabilities	5,147,689	$24,937	0.48%	5,047,550	$19,927	0.39%	2,914,139	$20,501	0.70%

Noninterest-bearing liabilities:
Demand deposits	1,296,343			1,164,032			664,203
Other liabilities	56,886			55,185			37,873
Total liabilities	6,500,918			6,266,767			3,616,215
Stockholders' equity	991,977			983,727			435,635
Total liabilities and stockholders' equity	$7,492,895			$7,250,494			$4,051,850

Net interest income		$260,913			$263,145			$156,882

Interest rate spread (7)			3.78%			4.01%			4.07%
Cost of funds			0.37%			0.31%			0.55%
Net interest margin (8)			3.89%			4.09%			4.22%

(1) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.

(2) Interest income on securities includes $0, $0, and $15,000 for the years ended December 31, 2015, 2014, and 2013, respectively, in accretion of the fair market value adjustments.

(3) Nonaccrual loans are included in average loans outstanding.

(4) Interest income on loans includes $4.4 million, $586,000, and $2.1 million for the years ended December 31, 2015, 2014, and 2013, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on certificates of deposits includes $1.8 million, $8.9 million, and $7,000 for the years ended December 31, 2015, 2014, and 2013, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Interest expense on borrowings includes $424,000, $550,000, and ($489,000) for the years ended December 31, 2015, 2014, and 2013 in accretion (amortization) of the fair market value adjustments related to acquisitions.

(7) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(8) Core net interest margin excludes purchase accounting adjustments and was 3.79%, 3.93%, and 4.18% for the years ended December 31, 2015, 2014, and 2013, respectively.

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

	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(101)	$481	$380	$6,947	$77	$7,024
Tax-exempt	1,170	(877)	293	9,281	(1,692)	7,589
Total securities	1,069	(396)	673	16,228	(1,615)	14,613
Loans, net (1)	11,569	(9,077)	2,492	106,471	(13,810)	92,661
Loans held for sale	(231)	(191)	(422)	(2,165)	537	(1,628)
Federal funds sold	-	1	1	-	-	-
Interest-bearing deposits in other banks	25	9	34	40	3	43
Total earning assets	$12,432	$(9,654)	$2,778	$120,574	$(14,885)	$105,689

Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$200	$118	$318	$2,191	$(173)	$2,018
Regular savings	22	(64)	(42)	700	(317)	383
Time deposits (2)	(662)	4,905	4,243	3,500	(8,964)	(5,464)
Total interest-bearing deposits	(440)	4,959	4,519	6,391	(9,454)	(3,063)
Other borrowings (3)	2,086	(1,595)	491	3,660	(1,171)	2,489
Total interest-bearing liabilities	1,646	3,364	5,010	10,051	(10,625)	(574)

Change in net interest income	$10,786	$(13,018)	$(2,232)	$110,523	$(4,260)	$106,263

(1) The rate-related change in interest income on loans includes the impact of higher (lower) accretion of the acquisition-related fair market value adjustments of $3.8 million and ($1.5 million) for the 2015 vs. 2014 and 2014 vs. 2013 change, respectively.

(2) The rate-related change in interest expense on time deposits includes the impact of higher (lower) accretion of the acquisition-related fair market value adjustments of ($7.1 million) and $8.9 million for the 2015 vs. 2014 and 2014 vs. 2013 change, respectively.

(3) The rate-related change in interest expense on other borrowings includes the impact of higher (lower) accretion of the acquisition-related fair market value adjustments of ($126,000) and $1.0 million for the 2015 vs. 2014 and 2014 vs. 2013 change, respectively.

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The 2013, 2014, 2015, and remaining estimated discount/premium and net accretion impact are reflected in the following table (dollars in thousands):

	Accretion			Accretion (Amortization)
	Loan	Certificates of Deposit	Investment Securities	Borrowings	Total

For the year ended December 31, 2013	$2,065	$7	$15	$(489)	$1,598
For the year ended December 31, 2014	586	8,914	-	550	10,050
For the year ended December 31, 2015	4,355	1,843	-	424	6,622
For the years ending:
2016	3,801	-	-	271	4,072
2017	3,738	-	-	170	3,908
2018	3,095	-	-	(143)	2,952
2019	2,442	-	-	(286)	2,156
2020	1,960	-	-	(301)	1,659
Thereafter	10,576	-	-	(5,622)	4,954

Noninterest Income

	For the Year Ended
	December 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$18,904	$17,721	$1,183	6.7%
Other service charges, commissions and fees	15,575	14,983	592	4.0%
Fiduciary and asset management fees	9,141	9,036	105	1.2%
Mortgage banking income, net	9,767	9,707	60	0.6%
Gains on securities transactions, net	1,486	1,695	(209)	-12.3%
Other-than-temporary impairment losses	(300)	-	(300)	NM
Bank owned life insurance income	4,593	4,648	(55)	-1.2%
Other operating income	5,841	3,497	2,344	67.0%
Total noninterest income	$65,007	$61,287	$3,720	6.1%

Mortgage segment operations	$(10,044)	$(10,091)	$47	-0.5%
Intercompany eliminations	682	682	-	0.0%
Community Bank segment	$55,645	$51,878	$3,767	7.3%

NM - Not Meaningful

For the year ended December 31, 2015, noninterest income increased $3.7 million, or 6.1%, to $65.0 million, from $61.3 million for the year ended December 31, 2014. This increase is driven primarily by an increase in customer-related fee income of $1.8 million and an increase in other operating income of $2.3 million. The increase in customer-related fee income is primarily related to higher overdraft and interchange fees, while the increase in other operating income is driven by a combination of higher insurance-related income in 2015, gains from the dissolution of a limited partnership in the first quarter of 2015, gains on the resolution of a problem credit in the third quarter of 2015, and gains from the sale of the credit card portfolio in the fourth quarter of 2015. These increases were partially offset by declines in gains on sales of securities of $209,000 compared to the prior year and a $300,000 OTTI charge on a municipal security in the available for sale portfolio in the current year.

	For the Year Ended
	December 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$17,721	$9,492	$8,229	86.7%
Other service charges, commissions and fees	14,983	8,607	6,376	74.1%
Fiduciary and asset management fees	9,036	5,183	3,853	74.3%
Mortgage banking income, net	9,707	11,900	(2,193)	-18.4%
Gains on securities transactions, net	1,695	21	1,674	NM
Bank owned life insurance income	4,648	2,311	2,337	101.1%
Other operating income	3,497	1,214	2,283	188.1%
Total noninterest income	$61,287	$38,728	$22,559	58.2%

Mortgage segment operations	$(10,091)	$(11,906)	$1,815	-15.2%
Intercompany eliminations	682	670	12	1.8%
Community Bank segment	$51,878	$27,492	$24,386	88.7%

NM - Not Meaningful

For the year ended December 31, 2014, noninterest income increased $22.6 million, or 58.2%, to $61.3 million, from $38.7 million for the year ended December 31, 2013, largely a result of the StellarOne acquisition. Excluding mortgage segment operations, noninterest income increased $24.4 million, or 88.7%, from 2013. Customer-related fee income increased $14.6 million due to higher volume in all product and service lines, a result of the addition of StellarOne’s deposit accounts. Fiduciary and asset management fees increased $3.9 million, a result of the contribution of the StellarOne’s wealth management and trust operations. Mortgage banking income decreased $2.2 million driven by lower loan origination volume and lower gain on sale margins in 2014. Mortgage loan originations decreased by $264.0 million, or 28.0%, to $677.4 million in 2014 compared to $941.4 million in 2013. Of the loan originations in 2014, 29.9% were refinances compared to 38.9% in 2013.

Noninterest expense

	For the Year Ended
	December 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$104,192	$107,804	$(3,612)	-3.4%
Occupancy expenses	20,053	20,136	(83)	-0.4%
Furniture and equipment expenses	11,674	11,872	(198)	-1.7%
Technology and data processing	13,667	12,465	1,202	9.6%
Professional services	6,309	5,594	715	12.8%
Marketing and advertising expense	7,215	6,406	809	12.6%
OREO and credit-related expenses (1)	8,911	10,164	(1,253)	-12.3%
Acquisition-related expenses	-	20,345	(20,345)	-100.0%
Other operating expenses	44,861	43,430	1,431	3.3%
Total noninterest expense	$216,882	$238,216	$(21,334)	-9.0%

Mortgage segment operations	$(11,571)	$(16,587)	$5,016	-30.2%
Intercompany eliminations	682	682	-	0.0%
Community Bank segment	$205,993	$222,311	$(16,318)	-7.3%

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the year ended December 31, 2015, noninterest expense decreased $21.3 million, or 9.0%, to $216.9 million, from $238.2 million for the year ended December 31, 2014. This decrease is primarily driven by acquisition expenses incurred in 2014. Excluding acquisition-related costs of $20.3 million, noninterest expense decreased $989,000, or 0.5%. Salaries and benefits decreased $3.6 million from the prior year due to lower salaries, as the Company began to recognize full-year benefits of the StellarOne acquisition in the current year, and profit sharing expenses, partially offset by increased incentive compensation. The decrease in OREO and credit-related expenses of $1.3 million is primarily due to lower valuation adjustments of $1.6 million. Amortization of core deposit intangibles decreased $1.4 million when compared to the prior year. The decreases were partially offset by $1.2 million in higher technology expenses related to online banking and data processing fees, $809,000 in higher marketing expenses related to advertising campaigns in the current year, $736,000 in increased fraud-related losses, $715,000 in higher professional fees related to consulting and legal fees, and $701,000 in increased investments related to employee training.

	For the Year Ended
	December 31,		Change
	2014	2013	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$107,804	$70,369	$37,435	53.2%
Occupancy expenses	20,136	11,543	8,593	74.4%
Furniture and equipment expenses	11,872	6,884	4,988	72.5%
Technology and data processing	12,465	7,754	4,711	60.8%
Professional services	5,594	3,419	2,175	63.6%
Marketing and advertising expense	6,406	4,312	2,094	48.6%
OREO and credit-related expenses (1)	10,164	4,880	5,284	108.3%
Acquisition-related expenses	20,345	2,132	18,213	854.3%
Other operating expenses	43,430	25,754	17,676	68.6%
Total noninterest expense	$238,216	$137,047	$101,169	73.8%

Mortgage segment operations	$(16,587)	$(17,703)	$1,116	-6.3%
Intercompany eliminations	682	670	12	1.8%
Community Bank segment	$222,311	$120,014	$102,297	85.2%

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the year ended December 31, 2014, noninterest expense increased $101.2 million, or 73.8%, to $238.2 million, from $137.0 million in 2013, largely a result of the StellarOne acquisition. Excluding acquisition-related costs of $2.1 million and $20.3 million incurred in 2013 and 2014, respectively, noninterest expense increased $83.0 million, or 61.5%, compared to 2013. Salaries and benefits expense increased $37.4 million due to the net addition of approximately 450 employees, primarily associated with the StellarOne acquisition. Occupancy expenses increased $8.6 million in 2014, a result of additional rent, utilities, and depreciation on acquired branches and service centers, partially offset by cost savings associated with the closure of 13 overlapping bank branches into nearby locations.  Furniture and equipment expenses increased $5.0 million due to additional acquisition-related depreciation expense and equipment maintenance. OREO and credit-related expenses increased $5.3 million mainly related to valuation adjustments of $6.2 million recorded on OREO property in the third quarter of 2014, as the Company’s management shifted its strategy to more aggressively market OREO properties in inactive rural markets that have continued to struggle coming out of the economic downturn and for which transaction volume for comparable sales has been slow or nonexistent. The higher valuation adjustments were partially offset by gains on sales of property. Other operating expenses, including amortization on the acquired core deposit portfolio, communication and technology expenses for additional internet, telephone, and data processing services for the combined companies, additional marketing expenses related to building brand awareness of the combined companies, and additional FDIC insurance expenses increased $26.7 million, due to the acquisition of StellarOne.

SEGMENT INFORMATION

Community Bank Segment

2015 compared to 2014

For the year ended December 31, 2015, the community bank’s net income increased $11.6 million, or 20.9%, to $67.3 million when compared to the prior year. Excluding after-tax acquisition-related costs of $13.7 million in 2014, net income decreased $2.1 million, or 3.0%. Net interest income decreased $3.4 million from 2014, primarily driven by the impact of lower loan yields and lower net accretion related to acquisition accounting. Excluding the impacts of acquisition accounting, interest expense declined as growth in low cost deposits outpaced the net run-off in higher cost certificates of deposit. The provision for credit losses increased $1.7 million from $7.8 million in 2014 to $9.5 million in 2015 due to loan growth and an increase in net charge-offs, primarily due to a large recovery related to a single credit relationship in the first quarter of 2014. Additionally, a $300,000 provision was recognized during the current year for unfunded loan commitments.

Noninterest income increased $3.7 million from $51.9 million in 2014 to $55.6 million in 2015. Customer-related fee income increased $1.8 million primarily related to higher overdraft and interchange fees. Other operating income increased $2.4 million primarily driven by higher insurance-related income in 2015, gains from the dissolution of a limited partnership in the first quarter of 2015, gains on the resolution of a problem credit in the third quarter of 2015, and gains from the sale of the credit card portfolio in the fourth quarter of 2015. These increases were partially offset by declines in gains on sales of securities compared to the prior year, an OTTI charge on a municipal security in the available for sale portfolio in the current year, and declines in interest recognized on previously charged off loans.

Noninterest expense decreased $16.3 million, or 7.3%, from $222.3 in 2014 to $206.0 million in 2015. Excluding prior year acquisition-related costs of $20.3 million, noninterest expense increased $4.0 million, or 2.0%, compared to 2014. Salaries and benefits decreased $287,000 from the prior year due to lower profit sharing expenses, partially offset by increased incentive compensation. The decrease in OREO and credit-related expenses of $1.3 million is primarily due to lower valuation adjustments of $1.6 million. Amortization of core deposit intangibles decreased $1.4 million when compared to the prior year. FDIC assessments and other insurance expenses decreased $742,000. The decreases were partially offset by $1.4 million in higher technology expenses related to online banking and data processing fees, $1.1 million in higher professional fees related to consulting and legal fees, $859,000 in higher marketing expenses related to advertising campaigns in the current year, $701,000 in increased investments in employee training, and $681,000 in increased fraud-related losses.

2014 compared to 2013

For the year ended December 31, 2014, which included the full-year impact of the StellarOne acquisition, the community bank’s net income increased $18.6 million, or 50.3%, to $55.7 million when compared to 2013. Excluding after-tax acquisition-related costs of $13.7 million and $2.0 million in 2014 and 2013, respectively, net income increased $30.3 million, or 77.6%. Net interest income increased $104.0 million from 2013, largely a result of an increase of $2.7 billion in average interest-earning assets and $2.1 billion in average interest-bearing liabilities resulting from the StellarOne acquisition. The provision for loan losses increased $1.7 million from $6.1 million in 2013 to $7.8 million in 2014 due to increases in specific reserves on impaired loans and loan growth in the fourth quarter of 2014.

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

Noninterest expense increased $102.3 million, or 85.2%, from $120.0 in 2013 to $222.3 million in 2014, and included the full-year impact of the StellarOne acquisition. Excluding the 2014 and 2013 acquisition-related costs of $20.3 million and $2.1 million, respectively, noninterest expense increased $84.1 million, or 71.3%, compared to 2013. Salaries and benefits expenses increased $37.5 million driven by the net addition of 492 branch and management personnel; occupancy expenses increased $8.8 million driven by the added rent expense and depreciation on acquired branches; OREO and credit-related expenses increased $5.3 million driven by a $6.2 million valuation adjustment taken in the third quarter of 2014. Amortization expense increased $6.0 million due to purchase accounting amortization on acquired deposits. Other increases included higher telephone, technology, and data processing costs of $6.7 million related to additional personnel and transaction processing, higher FDIC and liability insurance costs of $3.0 million, and higher marketing and advertising expense of $2.2 million related to public relations and brand awareness of the combined banks after the StellarOne integration.

Mortgage Segment

2015 compared to 2014

For the year ended December 31, 2015, the mortgage segment reported a net loss of $202,000 compared to a loss of $3.5 million for the prior year, representing an improvement of $3.3 million, or 94.2%. The improvement was due to a reduction in noninterest expense of $5.0 million, largely a result of cost control initiatives in personnel costs and professional fees as well as declines in volume-driven expenses. Noninterest income remained stable during the year compared to 2014, despite a decline in origination volume of $137.3 million, or 20.3%, to $540.1 million from $677.4 million during 2014, as gain on sale margins improved from prior year. The significant decline in origination volume was primarily driven by lower construction and purchased volume.

2014 compared to 2013

For the year ended December 31, 2014, the mortgage segment reported a net loss of $3.5 million compared to a loss of $2.7 million for 2013, representing an increased loss of $839,000, or 31.6%. Noninterest income declined $1.8 million during 2014 due to lower gains on sales of mortgage loans, net of commissions, driven by a decline in origination volume of $264.0 million, or 28.0%, to $677.4 million from $941.4 million during 2013. The significant decline in origination volume was primarily driven by lower refinance volume as well as lower purchased volume. Of the loan originations in 2014, 29.9% were refinances compared to 38.9% in 2013.

Noninterest expenses decreased $1.1 million, or 6.2%, from $17.7 million in 2013 to $16.6 million, primarily related to declines in professional fees, occupancy expense, and lower loan related fees due to lower origination volume. Included in noninterest expense is approximately $350,000 of nonrecurring costs related to severance and lease terminations, as the Company continued to streamline the mortgage segment’s processes and cost structure to align with the overall lower mortgage origination levels.

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

The effective tax rate for the years ended December 31, 2015, 2014, and 2013 was 25.8%, 25.8%, and 27.3%, respectively.

BALANCE SHEET

At December 31, 2015, total assets were $7.7 billion, an increase of $334.6 million, from $7.4 billion at December 31, 2014, The increase in assets was primarily related to loan growth.

Loans held for investment, net of deferred fees and costs, were $5.7 billion at December 31, 2015, an increase of $325.5 million, or 6.1%, from December 31, 2014. The increase was primarily driven by an 8.5% growth in the commercial loan portfolio. This increase was partially offset by a decline in consumer construction loans and the sale of the credit card portfolio in the fourth quarter of 2015. Adjusted for the sale of the credit card portfolio, loans held for investment increased $349.7 million, or 6.6%, from December 31, 2014, while year-to-date average loan balances increased $254.2 million, or 4.9%, from the prior year. For additional information on the Company’s loan activity, please refer to section “Loan Portfolio” in this item 7, or Note 4 “Loans and Allowance for Loan Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K..

Liabilities and Stockholders’ Equity

At December 31, 2015, total liabilities were $6.7 billion, an increase of $316.4 million, from $6.4 billion at December 31, 2014.

Total deposits at December 31, 2015 were $6.0 billion, an increase of $325.2 million, or 5.8%, when compared to $5.6 billion at December 31, 2014, and were one of the predominate sources that funded asset growth in 2015. Year-to-date average deposit balances increased $92.7 million, or 1.6%, from the prior year. The Company continues to experience a shift from time deposits into low cost deposit accounts, driven by the Company’s focus on acquiring low cost funding sources and customer preference for liquidity in response to current market conditions. For further discussion on this topic, see section “Deposits” in this item 7.

At December 31, 2015, stockholders’ equity was $995.4 million, an increase of $18.2 million from $977.2 million reported at December 31, 2014. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes. The total risk-based capital ratios at December 31, 2015 and December 31, 2014 were 12.46% and 13.38%, respectively. The Tier 1 risk-based capital ratios were 11.93% and 12.76% at December 31, 2015 and December 31, 2014, respectively. The new common equity Tier 1 risk-based capital ratio was 10.55% at December 31, 2015. The Company’s common equity to total asset ratios at December 31, 2015 and December 31, 2014 were 12.94% and 13.28%, respectively, while its tangible common equity to tangible assets ratios were 9.20% and 9.27%, respectively, at the same dates.

At December 31, 2015, approximately $21.1 million remained available under the current share repurchase program authorized on October 29, 2015. Refer to “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” section “Stock Repurchase Program” for additional information.

During the fourth quarter, the Company declared and paid cash dividends of $0.19 per common share, an increase of $0.02, or 11.8%, over the prior quarter’s dividend per common share, and a $0.04 per share, or 26.7%, increase over the prior year’s quarterly dividend rate. The dividends paid in 2015 of $0.68 per share represent a $0.10 per share, or 17.2%, increase over the prior year.

Securities

At December 31, 2015, the Company had total investments in the amount of $1.2 billion, or 15.1% of total assets, as compared to $1.2 billion, or 15.7% of total assets, at December 31, 2014. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. All of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

During 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The Company transferred these securities to held to maturity to reduce the impact of price volatility on capital and in consideration of changes to the regulatory environment. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer with a remaining balance of $6.8 million as of December 31, 2015.

The table below sets forth a summary of the securities available for sale and restricted stock, at fair value for the following periods (dollars in thousands):

	December 31,	December 31,
	2015	2014
Available for Sale:
U.S. government and agency securities	$-	$8,454
Obligations of states and political subdivisions	268,079	445,647
Corporate and other bonds	75,979	78,680
Mortgage-backed securities	548,171	559,329
Other securities	11,063	10,004
Total securities available for sale, at fair value	903,292	1,102,114

Held to Maturity:
Obligations of states and political subdivisions	205,374	-

Federal Reserve Bank stock	23,808	23,834
Federal Home Loan Bank stock	28,020	31,020
Total restricted stock	51,828	54,854
Total investments	$1,160,494	$1,156,968

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. Based on the assessment for the year ended December 31, 2015 and in accordance with the guidance, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000, which was recognized in earnings for the quarter ended September 30, 2015. During the quarter ended June 30, 2014, a trust preferred security with OTTI recorded in a prior period was called at a premium.  As a result, the Company recognized a gain on the call of the previously written down security of $400,000 related to the previous OTTI charge. No OTTI was recognized in 2013 or 2014. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of December 31, 2015 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Mortgage backed securities:
Amortized cost	$5	$27,469	$166,654	$350,695	$544,823
Fair value	5	27,507	167,409	353,250	548,171
Weighted average yield (1)	3.44	1.94	2.16	2.22	2.19

Obligations of states and political subdivisions:
Amortized cost	2,290	32,809	103,732	118,909	257,740
Fair value	2,302	34,441	108,459	122,877	268,079
Weighted average yield (1)	4.74	4.59	4.79	4.31	4.54

Corporate bonds and other securities:
Amortized cost	6,085	5,048	26,478	51,102	88,713
Fair value	6,063	5,048	26,052	49,879	87,042
Weighted average yield (1)	1.13	1.16	2.94	1.81	2.06

Total securities available for sale:
Amortized cost	8,380	65,326	296,864	520,706	891,276
Fair value	8,370	66,996	301,920	526,006	903,292
Weighted average yield (1)	2.12	3.21	3.15	2.66	2.86

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of securities held to maturity at carrying value and their weighted average yields as of December 31, 2015 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Obligations of states and political subdivisions:
Carrying Value	$1,488	$4,294	$44,736	$154,856	$205,374
Fair value	1,491	4,348	45,501	158,097	209,437
Weighted average yield (1)	1.37	0.74	2.99	3.35	3.20

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of December 31, 2015, the Company maintained a diversified municipal bond portfolio with approximately 72% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the Commonwealth of Virginia and the State of Washington both represented 12% and issuances within the State of Texas represented 13% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade by Moody’s or Standard & Poor’s rating services. The non-investment grade securities are principally insured Texas municipalities with no underlying rating. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Loan Portfolio

Loans, net of deferred fees, were $5.7 billion and $5.3 billion at December 31, 2015 and 2014, respectively. Loans secured by real estate continue to represent the Company’s largest category, comprising 83.3% of the total loan portfolio at December 31, 2015.

The following table presents the Company’s composition of loans, net of deferred fees, in dollar amounts and as a percentage of total gross loans as of December 31, (dollars in thousands):

	2015		2014		2013		2012		2011
Loans secured by real estate:
Residential 1-4 family	$925,490	16.3%	$925,371	17.3%	$475,688	15.7%	$472,985	15.9%	$447,544	15.9%
Commercial	2,130,566	37.6%	2,051,943	38.3%	1,094,451	36.0%	1,044,396	35.2%	985,934	34.9%
Construction, land development and other land loans	749,720	13.2%	656,418	12.3%	470,684	15.5%	470,638	15.9%	444,739	15.8%
Second mortgages	52,977	0.9%	57,650	1.1%	34,891	1.1%	39,925	1.3%	55,630	2.0%
Equity lines of credit	517,050	9.1%	523,808	9.8%	302,965	10.0%	307,668	10.4%	304,320	10.8%
Multifamily	322,528	5.7%	297,289	5.6%	146,433	4.8%	140,038	4.7%	108,260	3.8%
Farm land	28,963	0.5%	26,043	0.5%	20,769	0.7%	22,776	0.8%	26,962	1.0%
Total real estate loans	4,727,294	83.3%	4,538,522	84.9%	2,545,881	83.8%	2,498,426	84.2%	2,373,389	84.2%

Commercial Loans	435,366	7.7%	374,080	7.0%	194,809	6.4%	186,528	6.3%	169,695	6.0%

Consumer installment loans
Personal	403,857	7.1%	333,126	6.2%	238,368	7.8%	222,812	7.5%	241,753	8.6%
Credit cards	-	0.0%	24,225	0.5%	23,211	0.8%	21,968	0.7%	19,006	0.7%
Total consumer installment loans	403,857	7.1%	357,351	6.7%	261,579	8.6%	244,780	8.2%	260,759	9.3%

All other loans	104,945	1.9%	76,043	1.4%	37,099	1.2%	37,113	1.3%	14,740	0.5%
Gross loans	$5,671,462	100.0%	$5,345,996	100.0%	$3,039,368	100.0%	$2,966,847	100.0%	$2,818,583	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of December 31, 2015 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Loans secured by real estate:
Residential 1-4 family	$925,490	$76,340	$348,361	$16,795	$331,566	$500,789	$282,246	$218,543
Commercial	2,130,566	187,620	627,751	167,738	460,013	1,315,195	986,025	329,170
Construction, land development and other land loans	749,720	455,204	182,741	160,652	22,089	111,775	92,065	19,710
Second mortgages	52,977	4,190	6,742	2,357	4,385	42,045	14,415	27,630
Equity lines of credit	517,050	35,529	480,924	42,495	438,429	597	466	131
Multifamily	322,528	27,852	87,483	20,603	66,880	207,193	163,106	44,087
Farm land	28,963	8,224	9,040	5,248	3,792	11,699	11,475	224
Total real estate loans	4,727,294	794,959	1,743,042	415,888	1,327,154	2,189,293	1,549,798	639,495

Commercial Loans	435,366	151,285	115,315	108,530	6,785	168,766	130,367	38,399
Consumer Loans	403,857	103,661	3,997	3,785	212	296,199	127,420	168,779
All other loans	104,945	7,928	37,169	24,908	12,261	59,848	16,539	43,309
Gross loans	$5,671,462	$1,057,833	$1,899,523	$553,111	$1,346,412	$2,714,106	$1,824,124	$889,982

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at December 31, 2015, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction, and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG primarily serves as a secondary mortgage banking operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

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

During 2015, the Company experienced declines in nonaccrual loan levels and OREO balances from the prior year end. The decline in OREO balances has been mostly attributable to sales of closed bank premises and foreclosed residential real estate property as well as valuation adjustments resulting from updated appraisals on two large OREO properties. The provision increased from the prior year primarily driven by loan growth in 2015 and an increase in net charge-offs, which was primarily due to a large recovery in the first quarter of 2014. Both the allowance for loan losses to total loans ratio and allowance for loan losses to total loans ratio, adjusted for acquisition accounting, were down from the prior year due to improvements in asset quality. The magnitude of any change in the real estate market and its impact on the Company is still largely dependent upon continued recovery of residential housing and commercial real estate and the pace at which the local economies in the Company’s operating markets improve.

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

The total recorded investment in TDRs as of December 31, 2015 was $12.7 million, a decrease of $14.1 million, or 52.6%, from $26.8 million at December 31, 2014. Of the $12.7 million of TDRs at December 31, 2015, $10.8 million, or 84.9%, were considered performing while the remaining $1.9 million were considered nonperforming. Of the $26.8 million of TDRs at December 31, 2014, $22.8 million, or 85.1%, were considered performing while the remaining $4.0 million were considered nonperforming. The decline in the TDR balance from the prior year is attributable to $12.3 million being removed from TDR status, $4.7 million in net payments, $758,000 in charge-offs, and $50,000 transferred to OREO, partially offset by $3.8 million in additions. Loans are removed from TDR status in accordance with the established policy described in Note 1 “Summary of Significant Accounting Policies” in Item 8 – Financial Statements and Supplementary Data, of this Form 10-K. Loans removed from TDR status are collectively evaluated for impairment; due to the significant improvement in the expected future cash flows, these loans are grouped based on their primary risk characteristics, typically using the Company’s internal risk rating system as its primary credit quality indicator. Impairment is measured based on historical loss experience taking into consideration environmental factors. The significant majority of these loans have been subject to new credit decisions due to the improvement in the expected future cash flows, the financial condition of the borrower, and other factors considered during re-underwriting. The TDR activity during the year did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

Nonperforming Assets

At December 31, 2015, nonperforming assets totaled $27.2 million, a decrease of $20.1 million, or 42.5%, from December 31, 2014. In addition, NPAs as a percentage of total outstanding loans declined 41 basis points to 0.48% from 0.89% at the end of the prior year. All nonaccrual and past due metrics discussed below exclude PCI loans, which aggregated $73.7 million (net of fair value mark) at December 31, 2015.

The following table shows a summary of asset quality balances and related ratios as of and for the years ended December 31, (dollars in thousands):

	2015	2014	2013	2012	2011
Nonaccrual loans, excluding PCI loans	$11,936	$19,255	$15,035	$26,206	$44,834
Foreclosed properties	11,994	23,058	34,116	32,834	31,243
Former bank premises	3,305	5,060	-	-	1,020
Total nonperforming assets	27,235	47,373	49,151	59,040	77,097
Loans past due 90 days and accruing interest	5,829	10,047	6,746	8,843	19,911
Total nonperforming assets and loans past due 90 days and accruing interest	$33,064	$57,420	$55,897	$67,883	$97,008

Performing Restructurings	$10,780	$22,829	$34,520	$51,468	$98,834

Balances
Allowance for loan losses	$34,047	$32,384	$30,135	$34,916	$39,470
Average loans, net of deferred fees and costs	5,487,367	5,235,471	2,985,733	2,875,916	2,818,022
Loans, net of deferred fees and costs	5,671,462	5,345,996	3,039,368	2,966,847	2,818,583

Ratios
NPAs to total loans	0.48%	0.89%	1.62%	1.99%	2.74%
NPAs & loans 90 days past due to total loans	0.58%	1.07%	1.84%	2.29%	3.44%
NPAs to total loans & OREO	0.48%	0.88%	1.60%	1.97%	2.70%
NPAs & loans 90 days past due to total loans & OREO	0.58%	1.07%	1.82%	2.26%	3.40%
ALL to nonaccrual loans	285.25%	168.18%	200.43%	133.24%	88.04%
ALL to nonaccrual loans & loans 90 days past due	191.65%	110.52%	138.35%	99.62%	60.96%

Nonperforming assets at December 31, 2015 included $11.9 million in nonaccrual loans, a net decrease of $7.3 million, or 38.0%, from the prior year. Nonaccrual loans as a percentage of total outstanding loans declined 15 basis points to 0.21% from 0.36% at the end of the prior year. The following table shows the activity in nonaccrual loans for the years ended December 31, (dollars in thousands):

	2015	2014	2013	2012	2011
Beginning Balance	$19,255	$15,035	$26,206	$44,834	$61,716
Net customer payments	(10,240)	(8,053)	(12,393)	(13,624)	(18,661)
Additions	12,517	20,961	16,725	10,265	19,905
Charge-offs	(7,064)	(2,732)	(8,743)	(8,510)	(8,716)
Loans returning to accruing status	(1,497)	(3,492)	(2,718)	(3,455)	(3,607)
Transfers to OREO	(1,035)	(2,464)	(4,042)	(3,304)	(5,803)
Ending Balance	$11,936	$19,255	$15,035	$26,206	$44,834

The following table presents the composition of nonaccrual loans and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the years ended December 31, (dollars in thousands):

	2015	2014	2013	2012	2011
Raw Land and Lots	$415	$2,359	$2,560	$8,760	$13,322
Commercial Construction	748	968	1,596	5,781	10,276
Commercial Real Estate	4,004	6,962	2,212	3,018	7,993
Single Family Investment Real Estate	967	2,070	1,689	3,420	5,048
Commercial and Industrial	908	3,286	3,848	2,036	5,297
Other Commercial	-	74	126	193	238
Consumer	4,894	3,536	3,004	2,998	2,660
Total	$11,936	$19,255	$15,035	$26,206	$44,834

Coverage Ratio	285.25%	168.18%	200.43%	133.24%	88.04%

Nonperforming assets at December 31, 2015 also included $15.3 million in OREO, a decrease of $12.8 million, or 45.6%, from the prior year. The following table shows the activity in OREO for the years ended December 31, (dollars in thousands):

	2015	2014	2013	2012	2011
Beginning Balance	$28,118	$34,116	$32,834	$32,263	$36,122
Additions	4,602	20,872	9,542	14,274	11,625
Capitalized Improvements	308	686	561	381	528
Valuation Adjustments	(6,002)	(7,646)	(791)	(301)	(707)
Proceeds from sales	(11,987)	(21,291)	(7,569)	(13,152)	(14,240)
Gains (losses) from sales	260	1,381	(461)	(631)	(1,065)
Ending Balance	$15,299	$28,118	$34,116	$32,834	$32,263

During 2015, the majority of sales of OREO were primarily related to closed bank premises and foreclosed residential real estate. OREO is evaluated for impairment at least quarterly by the Company’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairments and included as a component of noninterest expense. Valuation adjustments for the year ended December 31, 2015 totaled $6.0 million.

The following table presents the composition of the OREO portfolio at the years ended December 31, (dollars in thousands):

	2015	2014	2013	2012	2011
Land	$5,731	$8,726	$10,310	$8,657	$6,327
Land Development	2,918	7,162	10,904	10,886	11,309
Residential Real Estate	2,601	5,736	7,379	7,939	11,024
Commercial Real Estate	744	1,434	5,523	5,352	2,583
Former Bank Premises (1)	3,305	5,060	-	-	1,020
Total	$15,299	$28,118	$34,116	$32,834	$32,263

(1) Includes closed branch property and land previously held for branch sites.

Past Due Loans

At December 31, 2015, total accruing past due loans were $42.9 million, or 0.76% of total loans, a decrease from $48.1 million, or 0.90% of total loans, a year ago. At December 31, 2015, loans past due 90 days or more and accruing interest totaled $5.8 million, or 0.10% of total loans, compared to $10.0 million, or 0.19%, at December 31, 2014.

Charge-offs

For the year ended December 31, 2015, net charge-offs of loans were $7.6 million, or 0.13%, compared to $5.6 million, or 0.10%, for the prior year. The higher level of charge-offs in 2015 is mainly due to a recovery of $1.2 million on a single credit relationship in the first quarter of 2014.

Provision

The provision for loan losses for the year ended December 31, 2015 was $9.3 million, an increase of $1.5 million, or 18.9%, from the prior year. The increase in provision for loan losses for the current year compared to the prior year was driven by loan growth of 6.1% in 2015 and an increase in net charge-offs in 2015, primarily due to a large recovery related to a single credit relationship in the first quarter of 2014. Additionally, a $300,000 provision was recognized during the current year for unfunded loan commitments.

Allowance for Loan Losses

The allowance for loan losses increased $1.7 million from December 31, 2014 to $34.0 million at December 31, 2015. The allowance for loan losses as a percentage of the total loan portfolio, unadjusted for acquisition accounting, was 0.60% at December 31, 2015, compared to 0.61% at December 31, 2014. The ALL as a percentage of the total loan portfolio, adjusted for acquisition accounting (non-GAAP), was 0.98% at December 31, 2015, a decrease from 1.08% at December 31, 2014. The decrease in the allowance ratios was primarily attributable to improving credit quality metrics (as a percentage of total loans). In acquisition accounting, there is no carryover of previously established allowance for loan losses, as acquired loans are recorded at fair value.

The nonaccrual loan coverage ratio was 285.3% at December 31, 2015, compared to 168.2% at December 31, 2014. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the years ended December 31, (dollars in thousands):

	2015	2014	2013	2012	2011
Balance, beginning of year	$32,384	$30,135	$34,916	$39,470	$38,406
Loans charged-off:
Commercial	2,361	1,557	3,080	1,439	2,183
Real estate	7,158	5,855	8,596	14,127	12,669
Consumer	2,016	1,608	1,942	2,899	3,014
Total loans charged-off	11,535	9,020	13,618	18,465	17,866
Recoveries:
Commercial	958	316	746	207	413
Real estate	2,154	2,314	1,125	465	571
Consumer	815	839	910	1,039	1,146
Total recoveries	3,927	3,469	2,781	1,711	2,130
Net charge-offs	7,608	5,551	10,837	16,754	15,736
Provision for loan losses	9,271	7,800	6,056	12,200	16,800
Balance, end of year	$34,047	$32,384	$30,135	$34,916	$39,470

Allowance for loan losses to loans	0.60%	0.61%	0.99%	1.18%	1.40%
ALL to loans, adjusted for acquisition accounting (Non-GAAP)	0.98%	1.08%	1.10%	1.35%	1.71%
Net charge-offs to total loans	0.13%	0.10%	0.36%	0.56%	0.56%
Provision to total loans	0.16%	0.15%	0.20%	0.41%	0.60%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of December 31, (dollars in thousands):

	2015		2014		2013		2012		2011
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Commercial	$2,614	7.7%	$2,266	7.0%	$1,932	6.4%	$2,195	6.3%	$2,376	6.0%
Real estate	28,379	83.3%	27,493	84.9%	25,242	83.8%	29,403	84.2%	33,236	84.2%
Consumer	3,054	9.0%	2,625	8.1%	2,961	9.8%	3,318	9.5%	3,858	9.8%
Total	$34,047	100.0%	$32,384	100.0%	$30,135	100.0%	$34,916	100.0%	$39,470	100.0%

(1) The percent represents the loan balance divided by total loans.

Deposits

As of December 31, 2015, total deposits were $6.0 billion, an increase of $325.2 million, or 5.8%, compared to December 31, 2014. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.2 billion accounted for 25.8% of total interest-bearing deposits at December 31, 2015. The Company continues to experience a shift from time deposits into lower cost transaction accounts, driven by the Company’s focus on acquiring low cost funding sources and customer preference for liquidity in response to current market conditions.

The following table presents the deposit balances by major category as of December 31:

	2015		2014
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Non-interest bearing	$1,372,937	23.0%	$1,199,378	21.3%
NOW accounts	1,521,906	25.5%	1,332,029	23.6%
Money market accounts	1,312,612	22.0%	1,261,520	22.4%
Savings accounts	572,800	9.6%	548,526	9.7%
Time deposits of $100,000 and over	514,286	8.7%	550,842	9.8%
Other time deposits	669,395	11.2%	746,475	13.2%
Total Deposits	$5,963,936	100.0%	$5,638,770	100.0%

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of December 31, 2015 and 2014, the Company did not have purchased certificates of deposits included in certificates of deposit on the Company’s Consolidated Balance Sheet. Maturities of time deposits as of December 31, 2015 are as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total
Maturities of time deposits of $100,000 and over	$75,179	$182,049	$257,058	$514,286
Maturities of other time deposits	102,504	264,180	302,711	669,395
Total time deposits	$177,683	$446,229	$559,769	$1,183,681

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

In July 2013, the Federal Reserve issued final rules to include technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

Beginning January 1, 2015, the Company calculates its regulatory capital under the U.S. Basel III Standardized Approach. The Company calculated regulatory capital measures for periods prior to 2015 under previous regulatory requirements. The table summarizes the Company’s regulatory capital and related ratios for the three years ended December 31, (dollars in thousands):

	2015	2014		2013
Common equity Tier 1 capital	$691,195	$	N/A	$	N/A
Tier 1 capital	781,695		734,755		428,060
Tier 2 capital	34,346		35,830		36,870
Total risk-based capital	816,041		770,585		464,930
Risk-weighted assets	6,551,028		5,758,071		3,284,212

Capital ratios:
Common equity Tier 1 capital ratio	10.55%		N/A		N/A
Tier 1 capital ratio	11.93%		12.76%		13.03%
Total capital ratio	12.46%		13.38%		14.16%
Leverage ratio (Tier 1 capital to average assets)	10.68%		10.62%		10.69%
Common equity to total assets	12.94%		13.28%		10.48%
Tangible common equity to tangible assets	9.20%		9.27%		8.93%

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

The following table represents the Company’s other commitments with balance sheet or off-balance sheet risk as of December 31, (dollars in thousands):

	2015	2014
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$1,557,350	$1,601,287
Standby letters of credit	139,371	117,988
Mortgage loan rate lock commitments	50,369	49,552
Total commitments with off-balance sheet risk	$1,747,090	$1,768,827

Commitments with balance sheet risk:
Loans held for sale	$36,030	$42,519

Total other commitments	$1,783,120	$1,811,346

(1) Includes unfunded overdraft protection.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2015 (dollars in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$217,500	$57,500	$20,000	$-	$140,000
Trust preferred capital notes	93,301	-	-	-	93,301
Operating leases	41,321	7,091	13,169	10,174	10,887
Other short-term borrowings	304,000	304,000	-	-	-
Repurchase agreements	84,977	84,977	-	-	-
Total contractual obligations	$741,099	$453,568	$33,169	$10,174	$244,188

For more information pertaining to the previous table, reference Note 5 “Premises and Equipment” and Note 8 “Borrowings” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

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

The Company determines the overall magnitude of interest sensitivity risk and then formulates policies and practices governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, the states of the national, regional and, local economies, and other financial and business risk factors. The Company uses computer simulation modeling to measure and monitor the effect of various interest rate scenarios and business strategies on net interest income. This modeling reflects interest rate changes and the related impact on net interest income and net income over specified time horizons.

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances at the period ended December 31, 2015 and 2014 (dollars in thousands):

	Change In Net Interest Income
	December 31,
	2015		2014
	%	$	%	$
Change in Yield Curve:
+300 basis points	6.53	17,813	4.72	12,439
+200 basis points	4.51	12,304	3.30	8,689
+100 basis points	2.11	5,745	1.38	3,635
Most likely rate scenario	-	-	-	-
-100 basis points	(1.92)	(5,248)	(1.66)	(4,378)
-200 basis points	(5.03)	(13,708)	(4.33)	(11,406)
-300 basis points	(5.34)	(14,564)	(4.59)	(12,087)

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

During 2015, the Company became more asset sensitive in a rising interest rate environment scenario when compared to the year ended December 31, 2014 due to the composition of the balance sheet. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In a decreasing interest rate environment scenario, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 300 basis points interest rate environments, the Company does not believe the down 200 and 300 basis point scenarios are plausible given the current level of interest rates.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2015 and 2014 (dollars in thousands):

	Change In Economic Value of Equity
	December 31,
	2015		2014
	%	$	%	$
Change in Yield Curve:
+300 basis points	(0.70)	(9,740)	(1.23)	(15,859)
+200 basis points	0.28	3,875	0.26	3,402
+100 basis points	0.71	9,942	0.80	10,300
Most likely rate scenario	-	-	-	-
-100 basis points	(3.25)	(45,240)	(3.20)	(41,243)
-200 basis points	(8.91)	(124,214)	(8.16)	(105,144)
-300 basis points	(9.91)	(138,143)	(7.29)	(93,942)

During 2015, the Company has become less sensitive to market interest rate increases, or immediate shock, in the 100 basis points level while becoming more sensitive to market interest rate declines as of December 31, 2015 compared to December 31, 2014. In a decreasing interest rate environment scenario, the Company would expect a decline in the net economic value of equity primarily due to a decline in net interest income. The shock down 200 or 300 basis points analysis is not as meaningful since interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points.  While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity in rates down scenarios.

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

At December 31, 2015, cash and cash equivalents, restricted stock, and securities classified as available for sale comprised 14.3% of total assets, compared to 17.5% at December 31, 2014. Asset liquidity is also provided by managing loan and securities maturities and cash flows.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The community bank segment maintains federal funds lines with several regional banks totaling $175.0 million as of December 31, 2015. As of December 31, 2015, there were no borrowings outstanding on these federal funds lines. The Company had outstanding borrowings pursuant to securities sold under agreements to repurchase transactions with a maturity of one day of $85.0 million as of December 31, 2015 compared to $44.4 million as of December 31, 2014. In addition, the Company has an unsecured line of credit with a correspondent bank for up to $25.0 million. There were no borrowings outstanding under this line at December 31, 2015 compared to $8.0 million outstanding at December 31, 2014. Lastly, the Company had a collateral dependent line of credit with the FHLB for up to $1.5 billion. Based on the underlying collateralized loans, the Company has $1.2 billion available as of December 31, 2015. There was approximately $504.9 million outstanding under this line at December 31, 2015 compared to $548.2 million as of December 31, 2014.

The community bank segment may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Bank utilizes this funding source when rates are more favorable than other funding sources. As of December 31, 2015, there were no borrowed funds included in certificates of deposit on the Company’s Consolidated Balance Sheets.

As of December 31, 2015, the liquid assets that mature within one year totaled $1.9 billion, or 27.6% of total earning assets. As of December 31, 2015, approximately $1.7 billion, or 30.5% of total loans, are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments.

Impact of Inflation and Changing Prices

The Company’s financial statements included in Item 8 of this Form 10-K below have been prepared in accordance with GAAP, which requires the financial position and operating results to be measured principally in terms of historic dollars without considering the change in the relative purchasing power of money over time due to inflation. Inflation affects the Company’s results of operations mainly through increased operating costs, but since nearly all of the Company’s assets and liabilities are monetary in nature, changes in interest rates affect the financial condition of the Company to a greater degree than changes in the rate of inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. The Company’s management reviews pricing of its products and services, in light of current and expected costs due to inflation, to mitigate the inflationary impact on financial performance.

NON-GAAP MEASURES

In reporting the results of December 31, 2015, the Company has provided supplemental performance measures on an operating or tangible basis. Operating measures exclude acquisition costs unrelated to the Company’s normal operations. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Tangible common equity is used in the calculation of certain capital and per share ratios. The Company believes tangible common equity and the related ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses.

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

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, (dollars in thousands, except per share amounts):

	2015	2014	2013
Operating Earnings
Net Income (GAAP)	$67,079	$52,164	$34,366
Plus: Merger and conversion related expense, after tax	-	13,724	2,042
Net operating earnings (non-GAAP)	$67,079	$65,888	$36,408
Operating earnings per share - Basic	$1.49	$1.43	$1.45
Operating earnings per share - Diluted	1.49	1.43	1.45
Operating ROA	0.90%	0.91%	0.90%
Operating ROE	6.76%	6.70%	8.36%
Operating ROTCE	10.00%	10.13%	10.05%

Community Bank Segment Operating Earnings
Net Income (GAAP)	$67,281	$55,662	$37,025
Plus: Merger and conversion related expense, after tax	-	13,724	2,042
Net operating earnings (non-GAAP)	$67,281	$69,386	$39,067
Operating earnings per share - Basic	$1.49	$1.50	$1.56
Operating earnings per share - Diluted	1.49	1.50	1.56
Operating ROA	0.90%	0.96%	0.97%
Operating ROE	6.80%	7.11%	9.16%
Operating ROTCE	10.07%	10.79%	11.06%

Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$251,834	$255,018	$151,626
FTE adjustment	9,079	8,127	5,256
Net Interest Income (FTE)	$260,913	$263,145	$156,882
Noninterest Income (GAAP)	65,007	61,287	38,728
Noninterest Expense (GAAP)	$216,882	$238,216	$137,047
Merger and conversion related expense	-	20,345	2,132
Noninterest Expense (Non-GAAP)	$216,882	$217,871	$134,915
Operating Efficiency Ratio FTE (non-GAAP)	66.54%	67.15%	68.97%

Community Bank Segment Operating Efficiency Ratio FTE
Net Interest Income (GAAP)	$250,510	$253,956	$149,975
FTE adjustment	8,955	8,126	5,256
Net Interest Income (FTE)	$259,465	$262,082	$155,231
Noninterest Income (GAAP)	55,645	51,878	27,492
Noninterest Expense (GAAP)	$205,993	$222,311	$120,014
Merger and conversion related expense	-	20,345	2,132
Noninterest Expense (Non-GAAP)	$205,993	$201,966	$117,882
Operating Efficiency Ratio FTE (non-GAAP)	65.37%	64.33%	64.51%

Tangible Common Equity
Ending equity	$995,367	$977,169	$437,810
Less: Ending goodwill	293,522	293,522	59,400
Less: Ending core deposit intangibles	23,310	31,755	11,980
Ending tangible common equity (non-GAAP)	$678,535	$651,892	$366,430

Average equity	$991,977	$983,727	$435,635
Less: Average trademark intangible	-	-	1
Less: Average goodwill	293,522	296,870	59,400
Less: Average core deposit intangibles	27,384	36,625	13,804
Average tangible common equity (non-GAAP)	$671,071	$650,232	$362,430

The allowance for loan losses ratio, adjusted for acquisition accounting (non-GAAP), includes an adjustment for the fair value mark on acquired performing loans. The acquired performing loans are reported net of the related fair value mark in loans, net of deferred fees and costs, on the Company’s Consolidated Balance Sheets; therefore, the fair value mark is added back to the balance to represent the total loan portfolio. The adjusted allowance for loan losses, including the fair value mark, represents the total reserve on the Company’s loan portfolio. The PCI loans, net of the respective fair value mark, are removed from the loans, net of deferred fees and costs, as these loans are not covered by the allowance established by the Company unless changes in expected cash flows indicate that one of the PCI loan pools are impaired, at which time an allowance for PCI loans will be established. GAAP requires the acquired allowance for loan losses not be carried over in an acquisition or merger. The Company believes the presentation of the allowance for loan losses ratio, adjusted for acquisition accounting, is useful to investors because the acquired loans were purchased at a market discount with no allowance for loan losses carried over to the Company and the fair value mark on the purchased performing loans represents the allowance associated with those purchased loans. The Company believes that this measure is a better reflection of the reserves on the Company’s loan portfolio. The following table shows the allowance for loan losses as a percentage of the total loan portfolio, adjusted for acquisition accounting, at December 31, (dollars in thousands):

	2015	2014
Allowance for loan losses	$34,047	$32,384
Remaining fair value mark on acquired performing loans	20,819	24,340
Adjusted allowance for loan losses	$54,866	$56,724

Loans, net of deferred fees	$5,671,462	$5,345,996
Remaining fair value mark on acquired performing loans	20,819	24,340
Less: PCI loans, net of fair value mark	73,737	105,788
Adjusted loans, net of deferred fees	$5,618,544	$5,264,548

Allowance for loan losses ratio	0.60%	0.61%

Allowance for loan losses ratio, adjusted for acquisition accounting	0.98%	1.08%

QUARTERLY RESULTS

The following table presents the Company’s quarterly performance, as previously filed, for the years ended December 31, 2015 and 2014 (dollars in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
For the Year 2015
Interest and dividend income	$67,600	$69,854	$70,000	$69,317
Interest expense	5,631	6,038	6,556	6,712
Net interest income	61,969	63,816	63,444	62,605
Provision for credit losses	1,750	3,749	2,062	2,010
Net interest income after provision for credit losses	60,219	60,067	61,382	60,595
Noninterest income	15,054	16,212	16,725	17,016
Noninterest expenses	53,840	55,241	53,325	54,476
Income before income taxes	21,433	21,038	24,782	23,135
Income tax expense	5,732	5,690	6,566	5,321
Net income	$15,701	$15,348	$18,216	$17,814

Earnings per share, basic	$0.35	$0.34	$0.40	$0.40
Earnings per share, diluted	$0.35	$0.34	$0.40	$0.40

For the Year 2014
Interest and dividend income	$68,208	$68,634	$69,591	$68,511
Interest expense	4,450	4,919	5,112	5,446
Net interest income	63,758	63,715	64,479	63,065
Provision for credit losses	-	1,500	1,800	4,500
Net interest income after provision for credit losses	63,758	62,215	62,679	58,565
Noninterest income	13,788	16,280	16,318	14,901
Noninterest expenses	67,285	58,967	59,413	52,550
Income before income taxes	10,261	19,528	19,584	20,916
Income tax expense	2,553	4,855	4,767	5,951
Net income	$7,708	$14,673	$14,817	$14,965

Earnings per share, basic	$0.16	$0.32	$0.32	$0.33
Earnings per share, diluted	$0.16	$0.32	$0.32	$0.33

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated herein by reference from Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm on

Consolidated Financial Statements

The Board of Directors and Shareholders of Union Bankshares Corporation:

We have audited the accompanying consolidated balance sheet of Union Bankshares Corporation (the “Company”) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Bankshares Corporation at December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended , in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Union Bankshares Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 25, 2016

Report of Independent Registered Public Accounting Firm on

Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Union Bankshares Corporation

We have audited Union Bankshares Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Union Bankshares Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Union Bankshares Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Union Bankshares Corporation as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Union Bankshares Corporation

Richmond, Virginia

We have audited the accompanying consolidated balance sheet of Union Bankshares Corporation and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union Bankshares Corporation and subsidiaries as of December 31, 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

February 27, 2015

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014
(Dollars in thousands, except share data)
	2015	2014
ASSETS
Cash and cash equivalents:
Cash and due from banks	$111,323	$112,752
Interest-bearing deposits in other banks	29,670	19,345
Federal funds sold	1,667	1,163
Total cash and cash equivalents	142,660	133,260

Securities available for sale, at fair value	903,292	1,102,114
Securities held to maturity, at carrying value	205,374	-
Restricted stock, at cost	51,828	54,854

Loans held for sale	36,030	42,519

Loans held for investment, net of deferred fees and costs	5,671,462	5,345,996
Less allowance for loan losses	34,047	32,384
Net loans held for investment	5,637,415	5,313,612

Premises and equipment, net	126,028	135,247
Other real estate owned, net of valuation allowance	15,299	28,118
Core deposit intangibles, net	23,310	31,755
Goodwill	293,522	293,522
Bank owned life insurance	173,687	139,005
Other assets	84,846	84,637
Total assets	$7,693,291	$7,358,643

LIABILITIES
Noninterest-bearing demand deposits	$1,372,937	$1,199,378
Interest-bearing deposits	4,590,999	4,439,392
Total deposits	5,963,936	5,638,770

Securities sold under agreements to repurchase	84,977	44,393
Other short-term borrowings	304,000	343,000
Long-term borrowings	291,198	299,542
Other liabilities	53,813	55,769
Total liabilities	6,697,924	6,381,474

Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000; issued and outstanding, 44,785,674 shares and 45,162,853 shares, respectively.	59,159	59,795
Additional paid-in capital	631,822	643,443
Retained earnings	298,134	261,676
Accumulated other comprehensive income	6,252	12,255
Total stockholders' equity	995,367	977,169

Total liabilities and stockholders' equity	$7,693,291	$7,358,643

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(Dollars in thousands, except per share amounts)

	2015	2014	2013

Interest and dividend income:
Interest and fees on loans	$247,587	$246,366	$155,548
Interest on deposits in other banks	94	60	17
Interest and dividends on securities:
Taxable	15,606	15,226	8,202
Nontaxable	13,484	13,293	8,360
Total interest and dividend income	276,771	274,945	172,127
Interest expense:
Interest on deposits	15,553	11,034	14,097
Interest on federal funds purchased	6	50	89
Interest on short-term borrowings	938	516	265
Interest on long-term borrowings	8,440	8,327	6,050
Total interest expense	24,937	19,927	20,501
Net interest income	251,834	255,018	151,626
Provision for credit losses	9,571	7,800	6,056
Net interest income after provision for credit losses	242,263	247,218	145,570
Noninterest income:
Service charges on deposit accounts	18,904	17,721	9,492
Other service charges, commissions and fees	15,575	14,983	8,607
Fiduciary and asset management fees	9,141	9,036	5,183
Mortgage banking income, net	9,767	9,707	11,900
Gains on securities transactions, net	1,486	1,695	21
Other-than-temporary impairment losses	(300)	-	-
Bank owned life insurance income	4,593	4,648	2,311
Other operating income	5,841	3,497	1,214
Total noninterest income	65,007	61,287	38,728
Noninterest expenses:
Salaries and benefits	104,192	107,804	70,369
Occupancy expenses	20,053	20,136	11,543
Furniture and equipment expenses	11,674	11,872	6,884
Printing, postage, and supplies	5,124	4,924	2,970
Communications expense	4,634	4,902	2,681
Technology and data processing	13,667	12,465	7,754
Professional services	6,309	5,594	3,419
Marketing and advertising expense	7,215	6,406	4,312
FDIC assessment premiums and other insurance	5,376	6,125	3,110
Other taxes	6,227	5,784	3,181
Loan-related expenses	2,819	2,672	2,447
OREO and credit-related expenses	8,911	10,164	4,880
Amortization of intangible assets	8,445	9,795	3,831
Training and other personnel costs	3,675	2,893	2,062
Acquisition and conversion costs	-	20,345	2,132
Other expenses	8,561	6,335	5,472
Total noninterest expenses	216,882	238,216	137,047
Income before income taxes	90,388	70,289	47,251
Income tax expense	23,309	18,125	12,885
Net income	$67,079	$52,164	$34,366
Basic earnings per common share	$1.49	$1.13	$1.38
Diluted earnings per common share	$1.49	$1.13	$1.37
Dividends declared per common share	$0.68	$0.58	$0.54
Basic weighted average number of common shares outstanding	45,054,938	46,036,023	24,975,077
Diluted weighted average number of common shares outstanding	45,138,891	46,130,895	25,030,711

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(Dollars in thousands)

	2015	2014	2013

Net income	$67,079	$52,164	$34,366
Other comprehensive income (loss):

Cash flow hedges:
Change in fair value of cash flow hedges	(1,394)	(2,393)	583
Reclassification adjustment for losses (gains) included in net income (net of tax, $335, $318, and $281 for the years ended December 31, 2015, 2014, and 2013, respectively)	621	591	524
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $1,960, $9,202, and $7,198 for the years ended December 31, 2015, 2014, and 2013, respectively)	(3,640)	17,089	(13,367)
Reclassification adjustment for losses (gains) included in net income (net of tax, $415, $453, and $7 for the years ended December 31, 2015, 2014, and 2013, respectively)	(771)	(842)	(14)
HTM securities:
Accretion of unrealized gain for AFS securities transferred to HTM (net of tax, $441, $0, and $0 for the years ended December 31, 2015, 2014 and 2013, respectively)	(819)	-	-
Other comprehensive income (loss)	(6,003)	14,445	(12,274)
Comprehensive income	$61,076	$66,609	$22,092

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings (1)	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2012	$33,510	176,635	215,335	10,084	$435,564
Net income - 2013			34,366		34,366
Other comprehensive loss (net of taxes of $7,205)				(12,274)	(12,274)
Dividends on common stock ($0.54 per share)			(12,535)		(12,535)
Stock purchased under stock repurchase plan (500,000 shares)	(664)	(8,835)			(9,499)
Issuance of common stock under Dividend Reinvestment Plan (47,598 shares)	63	893	(956)		-
Issuance of common stock under Equity Compensation Plans (50,119 shares)	67	860			927
Issuance of common stock for services rendered (18,815 shares)	25	452			477
Vesting of restricted stock under Equity Compensation Plans (19,763 shares)	26	(26)			-
Net settle for taxes on Restricted Stock Awards (5,059 shares)	(7)	(98)			(105)
Stock-based compensation expense		889			889
Balance - December 31, 2013	33,020	170,770	236,210	(2,190)	437,810
Net income - 2014			52,164		52,164
Other comprehensive income (net of taxes of $9,067)				14,445	14,445
Issuance of common stock in regard to acquisition (22,147,874 shares)	29,457	520,066			549,523
Dividends on common stock ($0.58 per share)			(25,494)		(25,494)
Stock purchased under stock repurchase plan (2,125,264 shares)	(2,826)	(49,773)			(52,599)
Issuance of common stock under Dividend Reinvestment Plan (52,252 shares)	69	1,135	(1,204)		-
Issuance of common stock under Equity Compensation Plans (75,282 shares)	100	1,130			1,230
Issuance of common stock for services rendered (30,057 shares)	39	674			713
Vesting of restricted stock under Equity Compensation Plans (16,582 shares)	22	(22)			-
Net settle for taxes on Restricted Stock Awards (64,536 shares)	(86)	(1,516)			(1,602)
Stock-based compensation expense		979			979
Balance - December 31, 2014	59,795	643,443	261,676	12,255	977,169
Net income - 2015			67,079		67,079
Other comprehensive income (net of taxes of $2,481)				(6,003)	(6,003)
Dividends on common stock ($0.68 per share)			(29,082)		(29,082)
Stock purchased under stock repurchase plan (668,522 shares)	(889)	(15,371)			(16,260)
Issuance of common stock under Dividend Reinvestment Plan (69,628 shares)	93	1,446	(1,539)		-
Issuance of common stock under Equity Compensation Plans (60,637 shares)	80	848			928
Issuance of common stock for services rendered (23,800 shares)	32	532			564
Vesting of restricted stock under Equity Compensation Plans (54,469 shares)	72	(72)			-
Net settle for taxes on Restricted Stock Awards (18,096 shares)	(24)	(392)			(416)
Stock-based compensation expense		1,388			1,388
Balance - December 31, 2015	$59,159	$631,822	$298,134	$6,252	$995,367

(1) Retained earnings as of December 31, 2012, 2013, and 2014 includes the cumulative impact of $299,000, $429,000, and $856,000, respectively, resulting from the adoption of ASU 2014-01 “Accounting For Investments in Qualified Affordable Housing Projects.” See Note 1 “Summary of Significant Accounting Policies” for additional information.

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(Dollars in thousands)
	2015	2014	2013
Operating activities:
Net income	$67,079	$52,164	$34,366
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	10,776	10,742	6,024
Writedown of OREO	6,002	7,646	791
Other-than-temporary impairment recognized in earnings	300	-	-
Amortization, net	13,120	14,550	12,315
Amortization (accretion) related to acquisition, net	1,823	(255)	1,585
Provision for credit losses	9,571	7,800	6,056
Losses (gains) on securities transactions, net	(1,486)	(1,695)	(21)
Deferred tax expense (benefit)	(1,212)	2,644	262
Decrease (increase) in loans held for sale, net	6,489	21,530	114,513
Losses (gains) on sales of other real estate owned, net	(260)	(1,381)	461
Losses (gains) on sales of premises, net	89	184	340
Gains on sale of loans held for investment	(470)	-	-
Stock-based compensation expenses	1,388	979	889
Issuance of common stock for services	564	713	477
Net decrease (increase) in other assets	(1,901)	5,248	(27,377)
Net increase (decrease) in other liabilities	(3,029)	4,315	6,348
Net cash and cash equivalents provided by (used in) operating activities	108,843	125,184	157,029
Investing activities:
Purchases of securities available for sale	(259,761)	(411,916)	(300,324)
Purchases of securities held to maturity	(9,830)	-	-
Proceeds from sales of securities available for sale	101,154	289,389	43,354
Proceeds from maturities, calls and paydowns of securities available for sale	142,644	143,656	129,942
Proceeds from maturities, calls and paydowns of securities held to maturity	3,680	-	-
Net decrease (increase) in loans	(356,300)	(74,753)	(91,911)
Proceeds from sale of loans held for investment	27,351	-	-
Net decrease (increase) in premises and equipment	(3,870)	(7,124)	(4,759)
Proceeds from sales of other real estate owned	10,309	17,808	7,569
Improvements to other real estate owned	(308)	(686)	(561)
Purchases of BOLI policies	(30,000)	-	-
Cash paid for equity-method investments	(355)	(60)	(2,000)
Cash acquired in bank acquisitions	-	49,989	-
Net cash and cash equivalents provided by (used in) investing activities	(375,286)	6,303	(218,690)
Financing activities:
Net increase (decrease) in noninterest-bearing deposits	173,559	95,664	45,773
Net increase (decrease) in interest-bearing deposits	153,450	(164,696)	(106,698)
Net increase (decrease) in short-term borrowings	1,584	74,211	131,685
Net increase (decrease) in long-term borrowings	(7,920)	2,036	2,234
Cash dividends paid - common stock	(29,082)	(25,494)	(12,535)
Repurchase of common stock	(16,260)	(52,599)	(9,499)
Issuance of common stock	928	1,230	927
Taxes paid related to net share settlement of equity awards	(416)	(1,602)	(105)
Net cash and cash equivalents provided by (used in) financing activities	275,843	(71,250)	51,782
Increase (decrease) in cash and cash equivalents	9,400	60,237	(9,879)
Cash and cash equivalents at beginning of the period	133,260	73,023	82,902
Cash and cash equivalents at end of the period	$142,660	$133,260	$73,023

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$27,526	$28,394	$21,013
Income taxes	21,400	17,500	11,500

Supplemental schedule of noncash investing and financing activities
Unrealized losses (gains) on securities available for sale	$(6,786)	$24,996	$(20,586)
Transfer from securities available for sale to securities held to maturity	201,822	-	-
Changes in fair value of interest rate swap loss	(773)	(2,773)	1,107
Transfers between loans and other real estate owned	700	2,141	8,553
Transfers from bank premises to other real estate owned	2,224	10,929	989
Issuance of common stock in exchange for net assets in acquisition	-	549,523	-

Transactions related to bank acquisition
Assets acquired	-	2,957,521	-
Liabilities assumed	-	2,642,120	-

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

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

Variable Interest Entities - Current accounting guidance states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate the entity. It also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. Management has evaluated the Company’s investment in variable interest entities. The Company’s primary exposure to variable interest entities are the trust preferred securities structures. This accounting guidance has not had a material impact on the financial condition or operating results of the Company.

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

On January 1, 2014, the Company completed the acquisition of StellarOne, a bank holding company based in Charlottesville, Virginia, in an all-stock transaction. Additional information on this acquisition is disclosed in Note 2 “Acquisitions.”

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

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Transfers of debt securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held to maturity securities. Such amounts are amortized over the remaining life of the security.

Securities classified as held for trading are those debt and equity securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. The Company has no securities in this category.

Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating OTTI losses, an impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Due to restrictions placed upon the Company’s common stock investments in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications. The FHLB required the Bank to maintain stock in an amount equal to 4.25% and 4.5% of outstanding borrowings and a specific percentage of the member’s total assets at December 31, 2015 and 2014, respectively. The Federal Reserve Bank requires the Company to maintain stock with a par value equal to 6% of its outstanding capital.

Loans Held for Sale - For loans originated prior to 2015, loans originated and intended for sale in the secondary market are sold, servicing released, and carried at the lower of cost or estimated fair value, which is determined in the aggregate based on sales commitments to permanent investors or on current market rates for loans of similar quality and type. During 2015, the Company transitioned from the lower of cost or estimate fair value method and elected the fair value option for loans held for sale. For further information regarding the fair value method and assumptions, refer to Note 13 “Fair Value Measurements.” In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The change in fair value of loans held for sale is recorded as a component of “Mortgage banking income, net” within the Company’s Consolidated Statements of Income.

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

Commercial and industrial loans generally support the Company’s borrowers need for equipment/vehicle purchases and other short-term or seasonal cash flow needs. Repayment relies upon the successful operation of the business. This type of lending carries a lower level of commercial credit risk as compared to other commercial lending within this segment of lending. The Company manages this risk by using general underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry.

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

The Company’s ALL consists of specific, general, and qualitative components.

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

General Reserve Component - The general reserve component covers non-impaired loans and is quantitatively derived from an estimate of credit losses adjusted for various environmental factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the product of net charge-off historical loss experience to the loan balance of the loan portfolio averaged during the preceding twelve quarters, as management has determined this to adequately reflect the losses inherent in the loan portfolio. The qualitative environmental factors consist of national, local, and portfolio characteristics and are applied to both the commercial and consumer segments.

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

The future expected cash flows of PCI loans are periodically updated through reassessment of default rates, loss severity, and prepayment speed assumptions. The excess of the cash flows expected to be collected over a pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows; these changes are disclosed in Note 4 “Loans and Allowance for Loan Losses.”

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

Premises and Equipment - Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on the type of asset involved. The Company’s policy is to capitalize additions and improvements and to depreciate the cost thereof over their estimated useful lives ranging from 3 to 40 years. Leasehold improvements are amortized over the shorter of the life of the related lease or the estimated life of the related asset. Maintenance, repairs, and renewals are expensed as they are incurred.

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

The Company performed its annual impairment testing on April 30, 2015 and determined that there was no impairment to its goodwill or intangible assets. Management performed a review through December 31, 2015 and concluded that no factors indicating impairment existed as of the balance sheet date.

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

Bank Owned Life Insurance - The Company has purchased life insurance on certain key employees and directors. These policies are recorded at their cash surrender value and are included in a separate line item on the Company’s Consolidated Balance Sheets. Income generated from polices is recorded as noninterest income. At December 31, 2015 and 2014, the Bank also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $4.0 million and $3.8 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.

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

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. The fair value of the rate lock commitments is reported as a component of “Other Assets” in the Company’s Consolidated Balance Sheets; the fair value of the Company’s best efforts forward delivery commitments is recorded as a component of “Other Liabilities” in the Company’s Consolidated Balance Sheets. Any impact to income is recorded in current period earnings as a component of “Mortgage banking income, net” in the Company’s Consolidated Statements of Income.

Loan Fees - Fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. Deferred fees and costs are recorded as an adjustment to loans outstanding using a method that approximates a constant yield.

Stock Compensation Plan - The Company has adopted ASC 718, Compensation – Stock Compensation, which requires the costs resulting from all stock-based payments to employees be recognized in the financial statements. For stock options, compensation cost is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value of stock options. No options were granted in 2015. The market price of the Company’s common stock at the date of grant is used for nonvested stock awards.

The fair value of performance stock units (“PSUs”) granted in 2015, is determined and fixed on the grant date based on the Company’s stock price, adjusted for the exclusion of dividend equivalents. The Monte Carlo simulation valuation model was used to determine the grant date fair value of PSUs granted in 2015.

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

For more information and tables refer to Note 14 “Employee Benefits and Stock Based Compensation.”

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the Company’s Consolidated Statements of Income. The Company did not record any material interest or penalties for the periods ending December 31, 2015, 2014, or 2013 related to tax positions taken. As of December 31, 2015 and 2014, there were no accruals for uncertain tax positions. The Company and its wholly-owned subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.

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

Off Balance Sheet Credit Related Financial Instruments - In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded. For more information and tables refer Note 9 “Commitments and Contingencies.”

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

For more specific information on the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value in the financial statements refer to Note 13 “Fair Value Measurements”

Concentrations of Credit Risk - Most of the Company’s activities are with customers located in portions of Central, Southwest, and Tidewater Virginia. Securities available for sale, loans, and financial instruments with off balance sheet risk also represent concentrations of credit risk and are discussed in Note 3 “Securities,” Note 4 “Loans and Allowance for Loan Losses,” and Note 9 “Commitments and Contingencies,” respectively.

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

The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For the year ended December 31, 2015, the Company recognized amortization of $529,000 and tax credits of $854,000 associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. The carrying value of the Company’s investments in these qualified affordable housing projects was $9.9 million and $10.4 million as of December 31, 2015 and December 31, 2014, respectively. The Company recorded a liability of $4.9 million for the related unfunded commitments as of December 31, 2015, which are expected to be paid from 2015 to 2019.

Recent Accounting Pronouncements - In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” The amendments in this ASU amend the consolidation requirements in ASC 810, Consolidation, and significantly change the consolidation analysis required under U.S.GAAP. Under this guidance, limited partnerships will be considered variable interest entities (“VIEs”) unless the limited partners have either substantive kick-out or participating rights; this amendment will result in more partnerships being considered VIEs, but it will be less likely that a general partner will consolidate a limited partnership. The amendments also change the effect that fees paid to a decision maker or service provider have on the consolidation analysis; it is less likely that the fees themselves will be considered a variable interest, that an entity will be a VIE, or that consolidation will result. The changes modify how a reporting entity considers how its variable interests affect its consolidation process; the related party tiebreaker test and mandatory consolidation by one of the related parties will have to be performed less frequently than under current U.S. GAAP. For entities other than limited partnerships, the amendments clarify how to determine whether the equity holders have power over the entity and could affect whether the entity is a VIE. The amendments are expected to result in the deconsolidation of many entities. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company is finalizing its assessment of the impact that ASU 2015-02 will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses; otherwise, the customer should account for the arrangement as a service contract. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is finalizing its assessment of the impact of ASU 2015-05 on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This ASU clarifies the guidance issued within ASU 2015-03 described above. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The costs should be amortized over the term of the arrangement. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-15 to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU was issued to simplify the classification of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”). The amendments require that the net total of DTLs and DTAs be classified as noncurrent in a classified balance sheet and apply to all companies that present a classified balance sheet. Noncurrent balance sheet presentation of all deferred taxes also eliminates the requirement to allocate a valuation allowance on a pro rata basis between gross current and noncurrent DTAs. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-17 to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The Update provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The Update also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument-specific credit risk. The Company is currently assessing the impact of ASU 2016-01 will have on its consolidated financial statements.

2.	ACQUISITIONS

On January 1, 2014, the Company completed the acquisition of StellarOne, a bank holding company based in Charlottesville, Virginia, in an all-stock transaction. StellarOne’s common shareholders received 0.9739 shares of the Company’s common stock in exchange for each share of StellarOne’s common stock, resulting in the Company issuing 22,147,874 shares of common stock at a fair value of $549.5 million. As a result of the transaction, StellarOne’s former bank subsidiary, StellarOne Bank, became a wholly owned bank subsidiary of the Company. On May 9, 2014, StellarOne Bank was merged with and into the Bank. The Company did not complete any acquisitions of businesses in 2015.

The StellarOne transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. The following table provides an assessment of the assets purchased, liabilities assumed, and the consideration transferred (dollars in thousands, except share and per share data):

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

(1) - No goodwill is expected to be deductible for federal income tax purposes. The goodwill was primarily allocated to the community bank segment.

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

The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (acquired impaired or PCI), and loans that do not meet this criteria, which are accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs (acquired performing). The fair values of the acquired performing loans were $2.1 billion and the fair values of the acquired impaired loans were $145.5 million. The gross contractually required principal and interest payments receivable for acquired performing loans was $2.5 billion. The best estimate of contractual cash flows not expected to be collected related to the acquired performing loans is $35.4 million.

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

Time Deposits

The fair value adjustment of time deposits represents a premium over the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit premium of approximately $10.8 million is being accreted into income using the sum-of-years digits method over the weighted average remaining life (20 months).

Long-term Borrowings

The Company assumed long-term borrowings in the form of FHLB advances and trust preferred capital notes. The fair value of the trust preferred capital notes assumed was valued using an income approach with consideration of the market approach. The contractual cash flows were projected and discounted using a prevailing market rate. The market rate was developed using a third party broker opinion, implied market yields for recent subordinated debt sales, and new subordinated debt issuances for instruments with similar durations and pricing characteristics. The fair value of FHLB advances represents contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities. The FHLB advances were valued at a premium of $3.2 million which is being accreted into income over 55 months using the effective interest method. The trust preferred capital notes were valued at a discount of $7.5 million which is being amortized over 20 years using the effective interest method.

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities were established for acquisition accounting fair value adjustments as the future amortization/accretion of these adjustments represent temporary differences between book income and taxable income.

The following table presents certain pro forma information as if StellarOne had been acquired on January 1, 2013. These results combine the historical results of StellarOne in the Company's Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2013. In particular, no adjustments have been made to eliminate the amount of StellarOne’s provision for credit losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2013. Further operating cost savings and other business synergies, including branch closures, as a result of the acquisition are not reflected in the pro forma amounts below (dollars in thousands):

2013

Total revenues (net interest income plus noninterest income)	$321,739
Net income	$57,343

Acquisition-related expenses associated with the acquisition of StellarOne were $20.3 million and $2.1 million for the years ended December 31, 2014 and 2013, respectively.  Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, operations integration, and employee severances, which have been expensed as incurred. The Company did not have any acquisition-related expenses in 2015.

A summary of acquisition-related expenses associated with the StellarOne acquisition included in the Consolidated Statements of Income is as follows (dollars in thousands):

	For the year ended
	December 31,
	2014	2013

Salaries and employee benefits	$7,875	$-
Professional services	3,736	2,132
Other costs of operations	8,734	-
Total	$20,345	$2,132

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments had the following impact on the Consolidated Statements of Income during the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

	For the years ended
	December 31,
	2015	2014	2013
Loans (1)	$4,355	$586	$2,728
Core deposit intangible (2)	(8,445)	(9,795)	(3,831)
Borrowings (3)	424	550	(489)
Time deposits (4)	1,843	8,914	7
Net impact to income before taxes	$(1,823)	$255	$(1,585)

(1) Loan discount accretion is included in "Interest and fees on loans" in the "Interest and dividend income" section of the Company's Consolidated Statements of Income.

(2) Core deposit intangible premium amortization is included in "Amortization of intangible assets" in the "Noninterest expense" section of the Company's Consolidated Statements of Income.

(3) Borrowings premium accretion and discount amortization are included in "Interest on long-term borrowings" in the "Interest Expense" section of the Company's Consolidated Statements of Income.

(4) Certificate of deposit discount accretion is included in "Interest on deposits" in the "Interest expense" section of the Company's Consolidated Statements of Income.

3.	SECURITIES

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of December 31, 2015 and 2014 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2015
Obligations of states and political subdivisions	$257,740	$10,479	$(140)	$268,079
Corporate bonds	77,628	55	(1,704)	75,979
Mortgage-backed securities	544,823	6,127	(2,779)	548,171
Other securities	11,085	-	(22)	11,063
Total available for sale securities	$891,276	$16,661	$(4,645)	$903,292

December 31, 2014
U.S. government and agency securities	$8,313	$166	$(25)	$8,454
Obligations of states and political subdivisions	427,483	18,885	(721)	445,647
Corporate bonds	78,744	244	(308)	78,680
Mortgage-backed securities	550,716	9,411	(798)	559,329
Other securities	9,979	31	(6)	10,004
Total available for sale securities	$1,075,235	$28,737	$(1,858)	$1,102,114

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2015
Obligations of states and political subdivisions	$8,114	$(70)	$4,950	$(70)	$13,064	$(140)
Mortgage-backed securities	287,113	(2,442)	21,660	(337)	308,773	(2,779)
Corporate bonds and other securities	36,157	(751)	19,558	(975)	55,715	(1,726)
Total available for sale	$331,384	$(3,263)	$46,168	$(1,382)	$377,552	$(4,645)

December 31, 2014
U.S. government and agency securities	$7,055	$(25)	$-	$-	$7,055	$(25)
Obligations of states and political subdivisions	13,602	(93)	42,514	(628)	56,116	(721)
Mortgage-backed securities	60,151	(362)	49,581	(436)	109,732	(798)
Corporate bonds and other securities	43,923	(244)	4,309	(70)	48,232	(314)
Total available for sale	$124,731	$(724)	$96,404	$(1,134)	$221,135	$(1,858)

As of December 31, 2015, there were $46.2 million, or 20 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.4 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. As of December 31, 2014, there were $96.4 million, or 60 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.1 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. The Company has determined that these securities are temporarily impaired at December 31, 2015 and 2014 for the reasons set out below:

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

The following table presents the amortized cost and estimated fair value of securities as of December 31, 2015 and 2014, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$8,380	$8,370	$19,345	$19,434
Due after one year through five years	65,326	66,996	41,545	43,070
Due after five years through ten years	296,864	301,920	306,900	314,044
Due after ten years	520,706	526,006	707,445	725,566
Total securities available for sale	$891,276	$903,292	$1,075,235	$1,102,114

The following table presents available for sale securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014
	Estimated	Estimated
	Fair Value	Fair Value
Public deposits	$184,635	$312,793
Repurchase agreements	126,120	51,842
Other purposes (1)	26,546	32,360
Total pledged securities	$337,301	$396,995

(1) The "Other purposes" category consists of borrowings, derivatives, and accounts held at the Bank.

Held to Maturity

During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The Company transferred these securities to held to maturity to reduce the impact of price volatility on capital and in consideration of changes to the regulatory environment. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer with a remaining balance of $6.8 million as of December 31, 2015.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of securities held to maturity as of December 31, 2015 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value (1)	Gains	(Losses)	Fair Value
December 31, 2015
Obligations of states and political subdivisions	$205,374	$5,748	$(1,685)	$209,437

(1) The carrying value includes $6.8 million of net unrealized gains present at the time of transfer from available for securities, net of any accretion.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s held to maturity securities with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2015
Obligations of states and political subdivisions	$7,056	$(1,685)	$-	$-	$7,056	$(1,685)

The following table presents the amortized cost and estimated fair value of held to maturity securities as of December 31, 2015, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015
	Carrying	Estimated
	Value (1)	Fair Value
Due in one year or less	$1,488	$1,491
Due after one year through five years	4,294	4,348
Due after five years through ten years	44,736	45,501
Due after ten years	154,856	158,097
Total securities held to maturity	$205,374	$209,437

(1) The carrying value includes $6.8 million of net unrealized gains present at the time of transfer from available for securities, net of any accretion.

The following table presents held to maturity securities which were pledged to secure public deposits as permitted or required by law as of December 31, 2015 (dollars in thousands):

December 31, 2015
Estimated
Fair Value
Public deposits	$207,140
Total pledged securities	$207,140

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and the FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At December 31, 2015, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. At December 31, 2014, the FHLB required the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of its outstanding capital at both December 31, 2015 and 2014. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $23.8 million for both periods December 31, 2015 and 2014 and FHLB stock in the amount of $28.0 million and $31.0 million as of December 31, 2015 and 2014, respectively.

Other-Than-Temporary Impairment

During each quarter the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessments during the year ended December 31, 2015, and in accordance with the guidance, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000.

During 2014, a trust preferred security with OTTI recorded in a prior period was called at a premium.  As a result, the Company recognized a gain on the call of the previously written down security of $400,000 related to the previous OTTI charge.

Realized Gains and Losses

The following table presents the gross realized gains and losses on the sale of securities available for sale and the proceeds from the sale of securities available for sale during the years ended December 31, 2015, 2014, and 2013 (dollars in thousands). The Company did not sell any investment securities that are held to maturity.

	2015	2014	2013
Realized gains (losses):
Gross realized gains	$1,597	$1,757	$405
Gross realized losses	(111)	(62)	(384)
Net realized gains	$1,486	$1,695	$21

Proceeds from sales of securities	$101,154	$289,389	$43,354

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Commercial:
Commercial Construction	$484,768	$341,280
Commercial Real Estate - Owner Occupied	860,086	875,443
Commercial Real Estate - Non-Owner Occupied	1,618,605	1,509,159
Raw Land and Lots	195,665	211,225
Single Family Investment Real Estate	429,489	412,494
Commercial and Industrial	467,613	393,776
Other Commercial	91,892	81,106
Consumer:
Mortgage	474,034	478,151
Consumer Construction	49,359	74,168
Indirect Auto	225,815	199,411
Indirect Marine	43,717	43,190
HELOCs	494,192	500,579
Credit Card	-	24,225
Other Consumer	236,227	201,789
Total	$5,671,462	$5,345,996

On October 16, 2015, the Company entered into an agreement to sell its credit card portfolio, approximating $26.4 million in outstanding balances, and entered into an outsourcing partnership with Elan Financial Services. The Company sold these loans at a premium. The sale of the credit card portfolio resulted in an after-tax benefit of $805,000 on the Company’s Consolidated Statement of Income in 2015. As part of the agreement, the Company will continue to share in interchange fee income and finance charges.

The following table shows the aging of the Company’s recorded investment in the loan portfolio, by class, at December 31, 2015 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$2,377	$248	$-	$1,404	$748	$479,991	$484,768
Commercial Real Estate - Owner Occupied	1,714	118	103	27,388	3,904	826,859	860,086
Commercial Real Estate - Non-Owner Occupied	771	-	995	15,128	100	1,601,611	1,618,605
Raw Land and Lots	229	-	-	4,524	415	190,497	195,665
Single Family Investment Real Estate	2,576	1,783	432	14,371	967	409,360	429,489
Commercial and Industrial	1,029	27	124	1,851	908	463,674	467,613
Other Commercial	296	-	159	744	-	90,693	91,892
Consumer:
Mortgage	11,467	4,799	2,889	5,040	1,996	447,843	474,034
Consumer Construction	297	-	-	241	869	47,952	49,359
Indirect Auto	2,202	222	50	-	192	223,149	225,815
Indirect Marine	205	-	-	-	-	43,512	43,717
HELOCs	2,504	1,112	762	1,791	910	487,113	494,192
Other Consumer	2,120	1,024	315	1,255	927	230,586	236,227
Total	$27,787	$9,333	$5,829	$73,737	$11,936	$5,542,840	$5,671,462

The following table shows the aging of the Company’s recorded investment in the loan portfolio, by class, at December 31, 2014 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Commercial:
Commercial Construction	$815	$-	$-	$3,782	$968	$335,715	$341,280
Commercial Real Estate - Owner Occupied	621	1,542	1,683	31,167	1,060	839,370	875,443
Commercial Real Estate - Non-Owner Occupied	3,984	237	91	28,869	5,902	1,470,076	1,509,159
Raw Land and Lots	145	44	194	7,427	2,359	201,056	211,225
Single Family Investment Real Estate	2,825	338	734	16,879	2,070	389,648	412,494
Commercial and Industrial	1,250	529	549	3,855	3,286	384,307	393,776
Other Commercial	42	2	-	2,256	74	78,732	81,106
Consumer:
Mortgage	12,851	4,300	4,095	7,394	2,485	447,026	478,151
Consumer Construction	120	-	844	516	-	72,688	74,168
Indirect Auto	1,593	263	317	-	-	197,238	199,411
Indirect Marine	150	-	-	-	201	42,839	43,190
HELOCs	3,082	955	820	2,000	258	493,464	500,579
Credit Card	232	108	219	-	-	23,666	24,225
Other Consumer	1,587	412	501	1,643	592	197,054	201,789
Total	$29,297	$8,730	$10,047	$105,788	$19,255	$5,172,879	$5,345,996

Nonaccrual loans totaled $11.9 million, $19.3 million, and $15.0 million at December 31, 2015, 2014, and 2013, respectively. Had these loans performed in accordance with their original terms, interest income of approximately $487,000, $795,000, and $778,000 would have been recorded in 2015, 2014, and 2013, respectively. All nonaccrual loans were included in the impaired loan disclosure in 2015 and 2014.

The following table shows the recorded investment in the PCI commercial and consumer loan portfolios, by class and their delinquency status, at December 31, 2015 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Commercial:
Commercial Construction	$-	$-	$1,404	$1,404
Commercial Real Estate - Owner Occupied	1,139	1,412	24,837	27,388
Commercial Real Estate - Non-Owner Occupied	755	202	14,171	15,128
Raw Land and Lots	369	-	4,155	4,524
Single Family Investment Real Estate	1,177	618	12,576	14,371
Commercial and Industrial	209	21	1,621	1,851
Other Commercial	13	42	689	744
Consumer:
Mortgage	908	1,239	2,893	5,040
Consumer Construction	-	241	-	241
HELOCs	410	458	923	1,791
Other Consumer	45	24	1,186	1,255
Total	$5,025	$4,257	$64,455	$73,737

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

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans related to the StellarOne acquisition, by class, at December 31, 2015 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$9,924	$10,202	$-	$9,415	$502
Commercial Real Estate - Owner Occupied	7,781	8,983	-	8,226	199
Commercial Real Estate - Non-Owner Occupied	9,156	9,153	-	9,135	441
Raw Land and Lots	22,986	23,270	-	23,533	1,627
Single Family Investment Real Estate	4,584	5,032	-	4,792	194
Commercial and Industrial	1,655	2,241	-	2,230	61
Other Commercial	309	309	-	324	20
Consumer:
Mortgage	1,424	1,892	-	1,801	21
Consumer Construction	370	372	-	377	14
Indirect Auto	7	7	-	9	-
HELOCs	1,467	1,546	-	1,535	45
Other Consumer	803	886	-	850	18
Total impaired loans without a specific allowance	$60,466	$63,893	$-	$62,227	$3,142

Loans with a specific allowance
Commercial:
Commercial Construction	$211	$211	$17	$143	$3
Commercial Real Estate - Owner Occupied	3,237	3,239	358	3,183	149
Commercial Real Estate - Non-Owner Occupied	907	907	75	920	53
Raw Land and Lots	2,347	2,347	216	2,358	97
Single Family Investment Real Estate	2,144	2,146	174	2,171	100
Commercial and Industrial	2,040	2,039	449	2,273	107
Other Commercial	343	348	28	404	17
Consumer:
Mortgage	2,621	2,703	152	2,676	6
Consumer Construction	499	502	298	505	19
Indirect Auto	192	199	2	225	6
HELOCs	650	806	6	771	6
Other Consumer	1,461	1,655	227	1,552	30
Total impaired loans with a specific allowance	$16,652	$17,102	$2,002	$17,181	$593
Total impaired loans	$77,118	$80,995	$2,002	$79,408	$3,735

The following table shows the Company’s impaired loans, by class, at December 31, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Investment	Interest Income Recognized
Loans without a specific allowance
Commercial:
Commercial Construction	$5,281	$5,367	$-	$5,755	$165
Commercial Real Estate - Owner Occupied	15,722	16,430	-	16,774	737
Commercial Real Estate - Non-Owner Occupied	22,917	22,917	-	23,209	1,116
Raw Land and Lots	44,790	47,662	-	47,988	2,124
Single Family Investment Real Estate	4,197	4,881	-	6,534	170
Commercial and Industrial	4,453	7,933	-	5,070	121
Other Commercial	1,536	1,538	-	1,624	90
Consumer:
Mortgage	1,571	1,582	-	1,583	58
Indirect Auto	-	6	-	4	-
Indirect Marine	201	505	-	281	-
HELOCs	559	699	-	573	8
Other Consumer	89	208	-	107	-
Total impaired loans without a specific allowance	$101,316	$109,728	$-	$109,502	$4,589

Loans with a specific allowance
Commercial:
Commercial Construction	$570	$570	$51	$506	$13
Commercial Real Estate - Owner Occupied	5,951	5,999	355	5,946	280
Commercial Real Estate - Non-Owner Occupied	10,575	10,572	2,017	10,823	474
Raw Land and Lots	1,343	1,373	98	1,472	59
Single Family Investment Real Estate	4,125	4,144	562	4,293	159
Commercial and Industrial	2,938	3,009	582	3,125	138
Other Commercial	359	378	32	442	29
Consumer:
Mortgage	3,323	3,375	481	3,381	60
Consumer Construction	375	375	34	373	19
Indirect Marine	192	192	5	199	15
HELOCs	434	434	4	436	17
Other Consumer	679	706	310	686	19
Total impaired loans with a specific allowance	$30,864	$31,127	$4,531	$31,682	$1,282
Total impaired loans	$132,180	$140,855	$4,531	$141,184	$5,871

For the years ended December 31, 2015, 2014, and 2013, the average investment in impaired loans was $79.4 million, $141.2 million, and $128.5 million, respectively. The interest income recorded on impaired loans was approximately $3.7 million, $5.9 million, and $4.3 million in 2015, 2014, and 2013, respectively.

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. TDRs totaled $12.7 million and $26.8 million as of December 31, 2015 and 2014, respectively. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the year ended December 31, 2015, the recorded investment in restructured loans prior to modifications was not materially impacted by the modification.

The following table provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in nonaccrual status, which are considered to be nonperforming, as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015			December 31, 2014
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Commercial:
Commercial Construction	1	$296	$-	1	$707	$-
Commercial Real Estate - Owner Occupied	5	1,530	-	3	682	-
Commercial Real Estate - Non-Owner Occupied	2	2,390	-	3	3,362	-
Raw Land and Lots	5	3,053	-	9	14,777	-
Single Family Investment Real Estate	2	443	-	6	1,046	-
Commercial and Industrial	5	261	-	9	722	-
Other Commercial	-	-	-	1	191	-
Consumer:
Mortgage	10	1,501	-	7	1,244	-
Other Consumer	16	1,306	-	3	98	-
Total performing	46	$10,780	$-	42	$22,829	$-

Nonperforming
Commercial:
Commercial Construction	1	$288	$-	1	$253	$-
Commercial Real Estate - Owner Occupied	1	137	-	2	153	-
Commercial Real Estate - Non-Owner Occupied	-	-	-	1	539	-
Raw Land and Lots	1	33	-	2	1,053	-
Single Family Investment Real Estate	2	234	-	1	433	-
Commercial and Industrial	3	465	-	5	616	-
Other Commercial	-	-	-	1	74	-
Consumer:
Mortgage	3	764	-	2	770	-
Other Consumer	-	-	-	1	57	-
Total nonperforming	11	$1,921	$-	16	$3,948	$-

Total performing and nonperforming	57	$12,701	$-	58	$26,777	$-

The Company considers a default of a restructured loan to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the year ended December 31, 2015, the Company did not identify any restructured loans that went into default that had been restructured in the twelve-month period prior to default. During the year ended December 31, 2014, the Company identified one loan, totaling approximately $24,000 that went into default that had been restructured in the twelve-month period prior to the time of default. This loan was a mortgage loan which had a term modification at a market rate.

The following table shows, by class and modification type, TDRs that occurred during the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015		2014
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Modified to interest only, at a market rate
Commercial:
Commercial and Industrial	1	$19	-	$-
Consumer:
Mortgage	1	21	-	-
Total interest only at market rate of interest	2	$40	-	$-

Term modification, at a market rate
Commercial:
Commercial Real Estate - Owner Occupied	3	$282	-	$-
Commercial Real Estate - Non-Owner Occupied	-	-	1	972
Single Family Investment Real Estate	-	-	1	109
Commercial and Industrial	2	162	1	32
Other Commercial	-	-	2	265
Consumer:
Mortgage	1	102	-	-
Other Consumer	11	911	-	-
Total loan term extended at a market rate	17	$1,457	5	$1,378

Term modification, below market rate
Commercial:
Commercial Real Estate - Owner Occupied	1	$866	-	$-
Raw Land and Lots	1	400	-	-
Consumer:
Mortgage	3	677	-	-
Other Consumer	4	362	-	-
Total loan term extended at a below market rate	9	$2,305	-	$-

Total	28	$3,802	5	$1,378

The following table shows the allowance for loan loss activity as well as balances of allowance for loan losses and loans based on impairment methodology by portfolio segment for the year ended December 31, 2015. The table below includes the provision for loan losses. In addition, a $300,000 provision was recognized during the year ended December 31, 2015 for unfunded commitments for which the reserves are recorded as a component of “Other Liabilities” on the Company’s Consolidated Balance Sheets. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of the year	$22,352	$10,032	$32,384
Recoveries credited to allowance	2,584	1,343	3,927
Loans charged off	(6,834)	(4,701)	(11,535)
Provision charged to operations	6,951	2,320	9,271
Balance, end of period	$25,053	$8,994	$34,047
Ending Balance, ALL:
Loans individually evaluated for impairment	$1,317	$685	$2,002
Loans collectively evaluated for impairment	23,736	8,309	32,045
Loans acquired with deteriorated credit quality	-	-	-
Total	$25,053	$8,994	$34,047
Ending Balance, Loans:
Loans individually evaluated for impairment	$67,177	$9,385	$76,562
Loans collectively evaluated for impairment	4,015,531	1,505,632	5,521,163
Loans acquired with deteriorated credit quality	65,410	8,327	73,737
Total	$4,148,118	$1,523,344	$5,671,462

The following table shows the allowance for loan loss activity as well as balances of allowance for loan losses and loans based on impairment methodology by portfolio segment for the year ended December 31, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

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

The following table shows the allowance for loan loss activity as well as balances of allowance for loan losses and loans based on impairment methodology by portfolio segment for the year ended December 31, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

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

The following table shows the recorded investment in all loans, excluding PCI loans, in the commercial portfolio by class with their related risk rating current as of December 31, 2015 (dollars in thousands):

	0-3	4	5	6	7	8	Total
Commercial Construction	$43,656	$409,249	$21,725	$6,497	$2,237	$-	$483,364
Commercial Real Estate - Owner Occupied	213,547	587,432	13,642	7,214	8,931	1,932	832,698
Commercial Real Estate - Non-Owner Occupied	493,723	1,075,433	14,606	10,223	9,492	-	1,603,477
Raw Land and Lots	15,728	127,427	7,526	15,689	24,771	-	191,141
Single Family Investment Real Estate	55,812	340,708	7,061	7,362	4,175	-	415,118
Commercial and Industrial	180,478	262,377	13,943	5,435	3,430	99	465,762
Other Commercial	44,403	42,738	2,923	432	652	-	91,148
Total	$1,047,347	$2,845,364	$81,426	$52,852	$53,688	$2,031	$4,082,708

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

The following table shows the recorded investment in only PCI loans in the commercial portfolio by class with their related risk rating and credit quality indicator information current as of December 31, 2015 (dollars in thousands):

	4	5	6	7	8	Total
Commercial Construction	$-	$-	$61	$1,343	$-	$1,404
Commercial Real Estate - Owner Occupied	5,260	1,633	13,896	6,599	-	27,388
Commercial Real Estate - Non-Owner Occupied	4,798	5,893	3,187	1,250	-	15,128
Raw Land and Lots	2,059	277	1,439	749	-	4,524
Single Family Investment Real Estate	4,868	1,629	3,821	4,053	-	14,371
Commercial and Industrial	144	48	321	1,317	21	1,851
Other Commercial	83	-	489	172	-	744
Total	$17,212	$9,480	$23,214	$15,483	$21	$65,410

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30 for the periods presented (dollars in thousands):

	For the year ended
	December 31,
	2015	2014
Balance at beginning of period	$28,956	$2,980
Additions	-	34,653
Accretion	(6,084)	(7,192)
Reclass of nonaccretable difference due to improvement in expected cash flows	3,886	1,873
Other, net (1)	(4,619)	(3,358)
Balance at end of period	$22,139	$28,956

(1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the year.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, totaled $73.7 million at December 31, 2015 and $105.8 million at December 31, 2014. The outstanding balance of the Company’s PCI loan portfolio totaled $90.3 million at December 31, 2015 and $126.3 million at December 31, 2014. Loans in the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, totaled $1.4 billion and $1.8 billion at December 31, 2015 and 2014, respectively; the remaining discount on these loans totaled $20.8 million and $24.3 million, respectively.

5.	PREMISES AND EQUIPMENT

The Company’s premises and equipment as of December 31, 2015 and 2014 are as follows (dollars in thousands):

	2015	2014
Land	$29,839	$31,072
Land improvements and buildings	96,943	98,259
Leasehold improvements	8,313	7,950
Furniture and equipment	49,914	47,350
Construction in progress	9,030	9,385
Total	194,039	194,016
Less accumulated depreciation and amortization	68,011	58,769
Bank premises and equipment, net	$126,028	$135,247

Depreciation expense for 2015, 2014, and 2013 was $10.8 million, $10.7 million, and $6.0 million, respectively. Future minimum rental payments required under non-cancelable operating leases for premises that have initial or remaining terms in excess of one year as of December 31, 2015 are as follows for the years ending (dollars in thousands):

2016	$7,091
2017	6,715
2018	6,454
2019	5,703
2020	4,471
Thereafter	10,887
Total of future payments	$41,321

The leases contain options to extend for periods up to 20 years. Rental expense for the years ended December 31, 2015, 2014, and 2013 totaled $7.8 million, $8.1 million, and $5.7 million, respectively.

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

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2015
Amortizable core deposit intangibles	$76,185	$52,875	$23,310

December 31, 2014
Amortizable core deposit intangibles	$76,185	$44,430	$31,755

Amortization expense of core deposit intangibles for the years ended December 31, 2015, 2014, and 2013 totaled $8.4 million, $9.8 million, and $3.8 million, respectively. There was no amortization expense of the trademark intangibles for the years ended December 31, 2015 and 2014. The amortization expense of the trademark intangible for the year ended December 31, 2013 totaled $33,000. As of December 31, 2015, the estimated remaining amortization expense of core deposit intangibles is as follows (dollars in thousands):

2016	$6,932
2017	5,590
2018	4,144
2019	3,093
2020	2,028
Thereafter	1,523
Total estimated amortization expense	$23,310

7.	DEPOSITS

The major types of interest-bearing deposits are as follows for the years ended December 31, (dollars in thousands):

	2015	2014
Interest-bearing deposits:
NOW accounts	$1,521,906	$1,332,029
Money market accounts	1,312,612	1,261,520
Savings accounts	572,800	548,526
Time deposits of $250,000 and over	183,520	175,933
Other time deposits	1,000,161	1,121,384
Total interest-bearing deposits	$4,590,999	$4,439,392

As of December 31, 2015, the scheduled maturities of time deposits are as follows for the years ended December 31, (dollars in thousands):

2016	$623,912
2017	233,783
2018	139,400
2019	128,837
2020	57,749
Total scheduled maturities of time deposits	$1,183,681

The amount of time deposits held in CDARS accounts was $4.9 million and $7.9 million as of December 31, 2015 and 2014, respectively. These deposits had a maturity of less than one year.

The Company classifies deposit overdrafts as other consumer loans. As of December 31, 2015 and 2014, these deposits totaled $1.2 million and $2.1 million, respectively.

8.	BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Total short-term borrowings consist of the following as of December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Securities sold under agreements to repurchase	$84,977	$44,393
Other short-term borrowings	304,000	343,000
Total short-term borrowings	$388,977	$387,393

Maximum month-end outstanding balance	$445,761	$387,393
Average outstanding balance during the period	379,783	237,896
Average interest rate during the period	0.25%	0.24%
Average interest rate at end of period	0.27%	0.31%

Other short-term borrowings:
FHLB	$304,000	$335,000
Other lines of credit	-	8,000

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $175.0 million and $150.0 million at December 31, 2015 and 2014, respectively. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $1.5 billion and $1.4 billion at December 31, 2015 and 2014, respectively.

Long-term Borrowings

In connection with two bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. In connection with the acquisition of StellarOne, the Company acquired trust preferred capital notes totaling $32.0 million with a remaining fair value discount of $7.0 million at December 31, 2015. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Trust Preferred Capital Securities(1)	Investment(1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	3.36%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	2.01%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	3.34%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	3.71%	6/26/2033
Total	$90,500,000	$2,801,000

(1) The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company's junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company's investment in the trusts is reported in "Other Assets" within the Consolidated Balance Sheets.

As part of a prior acquisition, the Company assumed subordinated debt with terms of LIBOR plus 1.45% and a maturity date of April 2016. At December 31, 2015, the carrying value of the subordinated debt was $17.5 million, with a remaining fair value discount of $163,000.

During 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s Consolidated Balance Sheets. In accordance with ASC 470-50, Modifications and Extinguishments, the Company will amortize this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings in the Company’s Consolidated Statements of Income. Amortization expense for the years ended December 31, 2015, 2014, and 2013 was $1.8 million, $1.8 million, and $1.7 million, respectively.

In connection with the StellarOne acquisition, the Company assumed $70.0 million in long-term borrowings with the FHLB of which there is $60.0 million remaining as of December 31, 2015 that had a remaining fair value premium of $1.2 million.

As of December 31, 2015, the Company had advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	1.05%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	1.07%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	1.07%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	1.07%	11/23/2022	10,000
Fixed Rate	-	3.62%	11/28/2017	10,000
Fixed Rate	-	3.75%	7/30/2018	5,000
Fixed Rate	-	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	-	2.11%	10/5/2016	25,000
Fixed Rate Hybrid	-	0.91%	7/25/2016	15,000
				$200,000

As of December 31, 2014, the Company had advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	0.70%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	0.71%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	0.71%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	0.71%	11/23/2022	10,000
Fixed Rate	-	3.62%	11/28/2017	10,000
Fixed Rate	-	3.44%	7/28/2015	10,000
Fixed Rate	-	3.75%	7/30/2018	5,000
Fixed Rate	-	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	-	2.11%	10/5/2016	25,000
Fixed Rate Hybrid	-	0.91%	7/25/2016	15,000
				$210,000

The carrying value of the loans and securities pledged as collateral for FHLB advances totaled $1.9 billion and $1.2 billion as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Debt	FHLB Advances	Fair Value Premium (Discount)	Prepayment Penalty	Total Long-term Borrowings
2016	$-	$17,500	$40,000	$271	$(1,882)	$55,889
2017	-	-	10,000	170	(1,922)	8,248
2018	-	-	10,000	(143)	(1,970)	7,887
2019	-	-	-	(286)	(2,018)	(2,304)
2020	-	-	-	(301)	(2,074)	(2,375)
Thereafter	93,301	-	140,000	(5,622)	(3,826)	223,853
Total Long-term borrowings	$93,301	$17,500	$200,000	$(5,911)	$(13,692)	$291,198

9.	COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss rates, current economic conditions, risk ratings, and past due status among other factors in the consideration of whether credit losses are inherent in the Company’s off-balance sheet commitments to extend credit. The Company does not expect credit losses arising from off-balance sheet commitments to have a material adverse impact on the Company’s consolidated financial statements.

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

The following table presents the balances of commitments (dollars in thousands):

	2015	2014
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$1,557,350	$1,601,287
Standby letters of credit	139,371	117,988
Mortgage loan rate lock commitments	50,369	49,552
Total commitments with off-balance sheet risk	$1,747,090	$1,768,827

Commitments with balance sheet risk:
Loans held for sale	$36,030	$42,519
Total other commitments	$1,783,120	$1,811,346

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended December 31, 2015 and 2014, the aggregate amount of daily average required reserves was approximately $48.7 million.

As of December 31, 2015, the Company had approximately $30.9 million in deposits in other financial institutions, of which $10.5 million and $4.4 million serve as collateral for the cash flow hedges and loan swaps, respectively, as discussed in Note 10 “Derivatives.” The Company had approximately $14.7 million and $6.5 million in deposits in other financial institutions that were uninsured at December 31, 2015 and 2014, respectively. On an annual basis, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 10 “Derivatives” for additional information.

In the ordinary course of business, the Company records an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates; as of December 31, 2015 and 2014, the Company’s indemnification reserve for such mortgage loans was $450,000 and $662,000, respectively.

10.	DERIVATIVES

The Company is exposed to economic risks arising from its business operations and uses derivatives primarily to manage risk associated with changing interest rates, and to assist customers with their risk management objectives. The Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge). The remaining are classified as free standing derivatives consisting of customer accommodation loan swaps and interest rate lock commitments that do not qualify for hedge accounting.

Cash Flow Hedges

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings such as trust preferred capital notes, FHLB borrowings and prime commercial loans. The Company uses interest rate swap agreements as part of its hedging strategy by exchanging a notional amount, equal to the principal amount of the borrowings, for fixed-rate interest based on benchmarked interest rates.

All swaps were entered into with counterparties that met the Company’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant.

The terms and conditions of the interest rate swaps vary and amounts receivable or payable are recognized as accrued under the terms of the agreements. The Company assesses the effectiveness of each hedging relationship on a periodic basis using statistical regression analysis. The Company also measures the ineffectiveness of each hedging relationship using the change in variable cash flows method which compares the cumulative changes in cash flows of the hedging instrument relative to cumulative changes in the hedged item’s cash flows. In accordance with ASC 815, Derivatives and Hedging, the effective portions of the derivatives’ unrealized gains or losses are recorded as a component of other comprehensive income. Based on the Company’s assessment its cash flow hedges are highly effective, but to the extent that any ineffectiveness exists in the hedge relationships, the amounts would be recorded in interest income and interest expense in the Company’s Consolidated Statements of Income.

Fair Value Hedge

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates. During the normal course of business, the Company enters into interest rate swaps to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. For the years ended December 31, 2015 and 2014, the aggregate notional amount of the related hedged items was $61.2 million and $38.3 million, respectively, with fair value amounts of $689,000 and $0, respectively.

The Company applies hedge accounting in accordance with ASC 815and the fair value hedge and the underlying hedged item, attributable to the risk being hedged, are recorded at fair value with unrealized gains and losses being recorded in the Company’s Consolidated Statements of Income. Statistical regression analysis is used to assess hedge effectiveness, both at inception of the hedging relationship and on an ongoing basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in fair value of the asset being hedged due to changes in the hedged risk. The Company’s fair value hedges continue to be highly effective and had no material impact on the Consolidated Statements of Income, but if any ineffectiveness exists, portions of the unrealized gains or losses would be recorded in interest income and interest expense in the Company’s Consolidated Statements of Income.

Loan Swaps

During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with a third party in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values as reported in “Other Assets” and “Other Liabilities” in the Company’s Consolidated Balance Sheets.

Interest Rate Lock Commitments

During the normal course of business, the Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”).  Rate lock commitments on mortgage loans that are intended to be sold in the secondary market are considered to be derivatives.  The period of time between issuance of a loan commitment, closing, and sale of the loan generally ranges from 30 to 120 days.  The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  The correlation between the rate lock commitments and the best efforts contracts is high due to their similarity.

The market values of rate lock commitments and best efforts forward delivery commitments is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  The fair value of the rate lock commitments is reported as a component of “Other Assets” in the Company’s Consolidated Balance Sheets; the fair value of the Company’s best efforts forward delivery commitments is recorded as a component of “Other Liabilities” in the Company’s Consolidated Balance Sheets. Any impact to income is recorded in current period earnings as a component of “Mortgage banking income, net” in the Company’s Consolidated Statements of Income.

The following table summarizes key elements of the Company’s derivative instruments as of December 31, 2015 and 2014, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	December 31, 2015					December 31, 2014
		Derivative (2)					Derivative (2)
	Notional or Contractual Amount (1)	Positions	Assets	Liabilities	Collateral Pledged (3)	Notional or Contractual Amount (1)	Positions	Assets	Liabilities	Collateral Pledged (3)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$263,000	11	$946	$10,352	$14,449	$263,000	11	$580	$8,433	$10,500
Fair value hedges	61,150	4	-	888	-	38,300	1	-	-	-
Total	324,150	15	946	11,240	14,449	301,300	12	580	8,433	10,500

Derivatives not designated as accounting hedges:
Interest rate contracts:
Loan Swaps	138,969	68	3,758	3,758	5,983	122,793	60	2,681	2,681	3,400
Other contracts:
Interest rate lock commitments	50,369	199	701	-	-	49,600	221	513	-	-
Total	189,338	267	4,459	3,758	5,983	172,393	281	3,194	2,681	3,400
Total derivatives	$513,488	282	$5,405	$14,998	$20,432	$473,693	293	$3,774	$11,114	$13,900

(1) Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.

(2) Balances represent fair value of derivative financial instruments.

(3) Collateral pledged is comprised of both cash and securities.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the year ended December 31, 2015 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedges	Total
Balance - December 31, 2014	$17,439	$-	$(5,184)	$12,255
Unrealized gain transferred from AFS to HTM	(5,251)	5,251	-	-
Other comprehensive income (loss)	(3,640)	(819)	(1,394)	(5,853)
Amounts reclassified from accumulated other comprehensive income	(771)	-	621	(150)
Net current period other comprehensive income (loss)	(4,411)	(819)	(773)	(6,003)
Balance - December 31, 2015	$7,777	$4,432	$(5,957)	$6,252

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

Reclassifications of unrealized gains (losses) on available for sale securities are reported in the Company’s Consolidated Statements of Income as “Gains on securities transactions, net” with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported gains of $1.5 million for the year ended December 31, 2015, related to the sale of securities. Excluding the OTTI recovery of $400,000 in the second quarter of 2014, the Company reported gains of $1.3 million for the year ended December 31, 2014 and gains of $21,000 for the year ended December 31, 2013, related to the sale of securities. The tax effect of these transactions during the years ended December 31, 2015, 2014, and 2013 were $415,000, $453,000, and $7,000, respectively, which were included as a component of income tax expense. The Company recorded $300,000 in OTTI in the third quarter of 2015 on a municipal security in the available for sale portfolio. See Note 3 “Securities” for additional information on the OTTI.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense in the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $956,000, $909,000, and $805,000 for the years ended December 31, 2015, 2014, and 2013, respectively. The tax effect of these transactions during the years ended December 31, 2015, 2014, and 2013 were $335,000, $318,000, and $281,000, respectively, which were included as a component of income tax expense.

12.	REGULATORY MATTERS AND CAPITAL

Capital resources represent funds, earned or obtained, over which financial institutions can exercise greater or longer control in comparison with deposits and borrowed funds. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on financial statements of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for PCA, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. PCA provisions are not applicable to financial holding companies and bank holding companies, but only to their bank subsidiaries.

As of December 31, 2015, the most recent notification from the Federal Reserve Bank categorized the Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank’s capital amounts and ratios are also presented in the following table at December 31, 2015 and 2014 (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes		Required in Order to Be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2015
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$691,195	10.55%	$294,823	4.50%	$	NA	NA
Union Bank & Trust	751,992	11.52%	293,747	4.50%		424,301	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	781,695	11.93%	393,141	6.00%		NA	NA
Union Bank & Trust	751,992	11.52%	391,663	6.00%		522,217	8.00%
Total capital to risk weighted assets:
Consolidated	816,041	12.46%	523,943	8.00%		NA	NA
Union Bank & Trust	786,339	12.05%	522,051	8.00%		652,563	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	781,695	10.68%	292,770	4.00%		NA	NA
Union Bank & Trust	751,992	10.31%	291,752	4.00%		364,691	5.00%

As of December 31, 2014
Tier 1 capital to risk weighted assets:
Consolidated	$734,755	12.76%	$230,331	4.00%	$	NA	NA
Union Bank & Trust	708,453	12.36%	229,273	4.00%		343,909	6.00%
Total capital to risk weighted assets:
Consolidated	770,585	13.38%	460,738	8.00%		NA	NA
Union Bank & Trust	744,269	12.98%	458,717	8.00%		573,397	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	734,755	10.62%	276,744	4.00%		NA	NA
Union Bank & Trust	708,453	10.29%	275,395	4.00%		344,243	5.00%

In July 2013, the FRB issued a final rule that makes technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The phase-in period for the final rules began on January 1, 2015, with full compliance with the final rules to be phased in by January 1, 2019. Refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” section “Capital Resources” in this Form 10-K for additional information.

On January 30, 2014, the Company’s Board of Directors authorized a share repurchase program to purchase up to $65.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program was authorized through December 31, 2015. On October 29, 2015, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $25.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2016. The new stock repurchase authorization was in addition to the existing stock repurchase program approved by the Board of Directors on January 30, 2014. All shares were repurchased under the program authorized on January 30, 2014 prior to repurchasing shares under the program authorized on October 29, 2015. At December 31, 2015, approximately $21.1 million remained available under the current repurchase program.

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

Derivative instruments

As discussed in Note 10 “Derivatives,” the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale that are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. However, this value is adjusted by a pull-through rate which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments while a decrease in the pull-through rate will result in a negative fair value adjustment. The Company’s weighted average pull-through rate was approximately 80% as of December 31, 2015 and approximately 90% as of December 31, 2014. As of December 31, 2015, the interest rate lock commitments are recorded as a component of “Other Assets” on the Company’s Consolidated Balance Sheets.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2015 and 2014.

The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

Loans held for sale

At December 31, 2015, loans held for sale were carried at fair value. At December 31, 2014, loans held for sale are carried at the lower of cost or market value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded within the mortgage segment and are reported on a separate line item in the Company’s Consolidated Statements of Income.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014 (dollars in thousands):

	Fair Value Measurements at December 31, 2015 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$-	$268,079	$-	$268,079
Corporate and other bonds	-	75,979	-	75,979
Mortgage-backed securities	-	548,171	-	548,171
Other securities	-	11,063	-	11,063
Loans held for sale	-	36,030	-	36,030
Derivatives:
Interest rate swap	-	3,758	-	3,758
Cash flow hedges	-	946	-	946
Interest rate lock commitments	-	-	701	701

LIABILITIES
Derivatives:
Interest rate swap	$-	$3,758	$-	$3,758
Cash flow hedges	-	10,352	-	10,352
Fair value hedges	-	888	-	888

	Fair Value Measurements at December 31, 2014 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
U.S. government and agency securities	$-	$8,454	$-	$8,454
Obligations of states and political subdivisions	-	445,647	-	445,647
Corporate and other bonds	-	78,680	-	78,680
Mortgage-backed securities	-	559,329	-	559,329
Other securities	-	10,004	-	10,004
Derivatives:
Interest rate swap	-	2,681	-	2,681
Cash flow hedges	-	580	-	580
Interest rate lock commitments	-	-	513	513

LIABILITIES
Derivatives:
Interest rate swap	$-	$2,681	$-	$2,681
Cash flow hedges	-	8,433	-	8,433

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

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). For the years ended December 31, 2015 and 2014, the Level 3 weighted averages related to impaired loans were 7.0% and 13.0%, respectively. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

Other real estate owned

OREO is evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Fair values of OREO are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. For the years ended December 31, 2015 and 2014, the Level 3 weighted averages related to OREO were approximately 32.0% for both periods.

Total valuation expenses related to OREO properties for the years ended December 31, 2015 and 2014 were $6.0 million and $7.6 million, respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at December 31, 2015 and 2014 (dollars in thousands):

	Fair Value Measurements at December 31, 2015 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$-	$-	$2,214	$2,214
Other real estate owned	-	-	15,299	15,299

	Fair Value Measurements at December 31, 2014 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Loans held for sale	$-	$42,519	$-	$42,519
Impaired loans	-	-	15,797	15,797
Other real estate owned	-	-	28,118	28,118

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2015.

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

Borrowings

The carrying value of the Company’s repurchase agreements is a reasonable estimate of fair value. Other borrowings are discounted using the current yield curve for the same type of borrowing. For borrowings with embedded optionality, a third party source is used to value the instrument. The Company validates all third party valuations for borrowings with optionality using Bloomberg Valuation Service’s derivative pricing functions.

Accrued interest

The carrying amounts of accrued interest approximate fair value.

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2015 and 2014 are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2015 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$142,660	$142,660	$-	$-	$142,660
Securities available for sale	903,292	-	903,292	-	903,292
Held to maturity securities	205,374	-	209,437	-	209,437
Restricted stock	51,828	-	51,828	-	51,828
Loans held for sale	36,030	-	36,030	-	36,030
Net loans	5,637,415	-	-	5,671,155	5,671,155
Derivatives:
Interest rate lock commitments	701	-	-	701	701
Interest rate swap	3,758	-	3,758	-	3,758
Cash flow hedges	946	-	946	-	946
Accrued interest receivable	20,760	-	20,760	-	20,760
Bank owned life insurance	173,687	-	173,687	-	173,687

LIABILITIES
Deposits	$5,963,936	$-	$5,957,484	$-	$5,957,484
Borrowings	680,175	-	659,364	-	659,364
Accrued interest payable	1,578	-	1,578	-	1,578
Derivatives:
Interest rate swap	3,758	-	3,758	-	3,758
Cash flow hedges	10,352	-	10,352	-	10,352
Fair value hedges	888	-	888	-	888

		Fair Value Measurements at December 31, 2014 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$133,260	$133,260	$-	$-	$133,260
Securities available for sale	1,102,114	-	1,102,114	-	1,102,114
Restricted stock	54,854	-	54,854	-	54,854
Loans held for sale	42,519	-	42,519	-	42,519
Net loans	5,313,612	-	-	5,340,759	5,340,759
Derivatives:
Interest rate lock commitments	513	-	-	513	513
Interest rate swap	2,681	-	2,681	-	2,681
Cash flow hedges	580	-	580	-	580
Accrued interest receivable	21,775	-	21,775	-	21,775
Bank owned life insurance	139,005	-	139,005	-	139,005

LIABILITIES
Deposits	$5,638,770	$-	$5,637,929	$-	$5,637,929
Borrowings	686,935	-	666,224	-	666,224
Accrued interest payable	1,899	-	1,899	-	1,899
Derivatives:
Interest rate swap	2,681	-	2,681	-	2,681
Cash flow hedges	8,433	-	8,433	-	8,433

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

14.	EMPLOYEE BENEFITS AND STOCK BASED COMPENSATION

The Company has a 401(k) Plan designed to qualify under Section 401 of the Internal Revenue Code of 1986 that allows employees to defer a portion of their salary compensation as savings for retirement. The 401(k) Plan provides for the Company to match employee contributions based on each employee’s elected contribution percentage. For each employee’s 1% through 3% dollar contributions, the Company will match 100% of such dollar contributions, and for each employee’s 4% through 5% dollar contributions, the Company will match 50% of such dollar contributions. All employees are eligible to participate in the 401(k) Plan after meeting minimum age and period of service requirements. The Bank also has an ESOP. All full and part-time employees of the Bank with 1,000 hours of service are eligible to participate in the ESOP. The Company makes discretionary profit sharing contributions into the 401(k) Plan, ESOP, and in cash. Company discretionary contributions to both the 401(k) Plan and the ESOP are allocated to participant accounts in proportion to each participant’s compensation and vest according to the respective plans vesting schedule. Employee contributions to the ESOP are not allowed.

The following 401(k) match and other discretionary contributions were made to the Company’s employees, in accordance with the plans described above, in 2015, 2014, and 2013 (dollars in thousands):

	2015	2014	2013
401(k) Plan	$3,120	$3,715	$2,571
ESOP	1,146	3,440	1,774
Cash	1,146	983	482
Total	$5,412	$8,138	$4,827

The Company maintains certain deferred compensation arrangements with employees and certain current and former members of the Bank’s and StellarOne’s Boards of Directors. Under these deferred compensation plans the Company had an obligation of $9.1 million and $10.3 million at December 31, 2015 and 2014, respectively. The Company owns life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations.

The Company’s Board of Directors has historically approved an annual short-term cash incentive compensation plan (the Management Incentive Plan, or “MIP”) as a means of attracting, rewarding, and retaining the Company’s key executives. Each annual MIP, as it may be amended from time to time, is based on both corporate and individual objectives established annually for each key executive. Performance under these two categories is assessed for each executive to determine the amount of incentive compensation paid each year. Salaries and benefits expense for incentive compensation under the MIP was $1.2 million, $898,000, and $939,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company’s current Stock Incentive Plan provides for the granting of stock-based awards to key employees of the Company and its subsidiaries in the form of: (i) incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”); (ii) non-qualified stock options; (iii) restricted stock awards (“RSAs”), (iv) restricted stock units (“RSUs”), (v) stock awards; and (vi) performance share units (“PSUs”). The Company issues new shares to satisfy stock-based awards. For option awards the option price cannot be less than the fair market value of the stock on the grant date. Stock option awards have a maximum term of ten years from the date of grant. No stock options have been granted since February 2012. RSAs and PSUs typically have vesting schedules over three to four year periods.

On January 29, 2015, the Company’s Board of Directors adopted the Union Bankshares Corporation Stock and Incentive Plan (the “Amended and Restated SIP”), which amends and restates the former equity compensation plan (the “2011 Plan”). The Amended and Restated SIP became effective on April 21, 2015 upon shareholder approval. The Company may grant awards under the amended plan until April 20, 2025. The Amended and Restated SIP amends the 2011 Plan to, among other things, increase the maximum number of shares of the Company’s common stock issuable under the plan from 1,000,000 to 2,500,000 and add non-employee directors of the Company and certain subsidiaries, as well as regional advisory boards, as potential participants in the plan. The increase in shares in the Amended and Restated SIP includes shares that had been granted previously under the 2011 Plan. As of December 31, 2015, there were 1,865,589 shares available for future issuance in the Amended and Restated SIP.

For the years ended December 31, 2015, 2014, and 2013, the Company recognized stock-based compensation expense (included in salaries and benefits expense) (dollars in thousands, except per share data) as follows:

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation expense	$1,388	$979	$889
Reduction of income tax expense	405	234	181
Per share compensation cost	$0.02	$0.02	$0.04

Stock Options

The following table summarizes the stock option activity as of December 31, 2015:

	Stock Options (shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	389,269	$16.69
Granted	-	-
Exercised	(60,637)	14.98
Forfeited	(3,009)	13.83
Expired	(26,880)	23.12
Outstanding as of December 31, 2015	298,743	16.40	4.21	$2,793,148
Exercisable as of December 31, 2015	243,054	17.04	3.83	2,147,472

During the year ended December 31, 2015, there were 60,637 stock options exercised with a total intrinsic value (the amount by which the stock price exceeded the exercise price) and fair value of approximately $544,000 and $1.4 million, respectively. Cash received from the exercise of stock options for the year ended December 31, 2015 was approximately $886,000, and the tax benefit realized from tax deductions associated with options exercised during the year was approximately $178,000.

The fair value of all stock options vested during 2015 was approximately $316,000 and the total intrinsic value of all stock options outstanding was $2.8 million as of December 31, 2015.

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

Restricted Stock

The Amended and Restated SIP permits the granting of restricted stock awards but is limited to one-third of the aggregate number of total awards granted. Generally, RSAs vest 50% on each of the third and fourth anniversaries from the date of the grant. The value of the restricted stock awards was calculated by multiplying the fair market value of the Company’s common stock on the grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends for RSAs, if any. Nonvested shares of restricted stock are included in the computation of basic earnings per share.

The following table summarizes the restricted stock activity for the year ended December 31, 2015:

	Number of Shares of RSAs	Weighted Average Grant-Date Fair Value
Balance, December 31, 2014	223,039	$20.07
Granted	166,831	23.99
Net settle for taxes	(18,096)	22.99
Vested	(54,469)	17.56
Forfeited	(12,249)	20.35
Balance, December 31, 2015	305,056	22.64

Performance Stock

PSUs are granted to certain employees at no cost to the recipient and are subject to vesting based on achieving certain performance metrics; the grant of PSUs is subject to approval by the Company’s Compensation Committee at its sole discretion. PSUs may be paid in cash or shares of common stock or a combination thereof. Holders of PSUs have no right to vote the shares represented by the units. Prior to 2015, the PSUs awarded were performance based with the value equal to the fair market value of our common stock on the date of grant and the expense recognized over the vesting period. In 2015, the PSUs awarded were market based awards with the number of PSUs ultimately earned based on the Company’s total shareholder return (“TSR”) as measured over the performance period.

	Number of Shares of PSUs	Weighted Average Grant- Date Fair Value
Balance, December 31, 2014	64,081	$21.66
Granted	42,142	21.81
Vested	-	-
Forfeited	(10,481)	21.28
Balance, December 31, 2015	95,742	18.51

During 2015, PSUs were awarded with a market based component based on total shareholder return. The fair value of each PSU granted is estimated on the date of grant using the Monte Carlo simulation lattice model that uses the assumptions noted in the following table.

2015
Dividend yield(1)	3.12%
Expected life in years(2)	2.7
Expected volatility(3)	21.50%
Risk-free interest rate(4)	0.75%

(1) Calculated as the ratio of the current dividend paid per the stock price on the date of grant.

(2) Represents the remaining performance period as of the grant date

(3) Based on the historical volatility for the period commensurate with the expected life of the PSUs.

(4) Based upon the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the grant date.

The estimated unamortized compensation expense, net of estimated forfeitures, related to stock options, restricted stock, and performance stock issued and outstanding as of December 31, 2015 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Performance Stock	Total
2016	$115	$1,925	$444	$2,484
2017	14	1,470	206	1,690
2018	-	1,060	-	1,060
2019	-	374	-	374
Total	$129	$4,829	$650	$5,608

At December 31, 2015, there was $5.6 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Amended and Restated SIP. The cost is expected to be recognized through 2019.

15.	INCOME TAXES

The Company files income tax returns in the U.S., the Commonwealth of Virginia, and other states. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2012.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Deferred tax assets:
Allowance for loan losses	$11,916	$11,335
Benefit plans	3,475	3,283
Nonaccrual loans	390	534
Acquisition accounting	13,888	17,071
Stock grants	1,679	1,613
Other real estate owned	4,589	3,232
Securities available for sale	105	615
Prime loan swap	2,724	1,753
Investments in pass through entities	1,366	1,681
Other	1,822	2,017
Total deferred tax assets	$41,954	$43,134

Deferred tax liabilities:
Acquisition accounting	$17,196	$20,916
Securities available for sale	6,861	9,543
Other	3,103	2,746
Total deferred tax liabilities	27,160	33,205
Net deferred tax asset	$14,794	$9,929

In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies. At December 31, 2015, management continued to believe that it is not likely that the Company would realize its deferred tax asset related to net operating losses generated at the state level and accordingly maintained a valuation allowance of $1.7 million compared to a valuation allowance of $1.4 million at December 31, 2014. The Bank is not subject to a state income tax in its primary place of business (Virginia). The Company’s other subsidiaries are subject to state income taxes and have generated losses for state income tax purposes for which the Company is currently not able to utilize. The primary driver in management’s estimate of the recoverability of the state net operating loss is related to the recent performance of the Company’s mortgage segment. The Company had state net operating loss carryovers of $46.3 million and $39.4 million for the years ended December 31, 2015 and 2014, respectively, which will begin to expire after 2026.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable ASC 740, Accounting for Uncertainty in Income Taxes, regulations.

The provision for income taxes charged to operations for the years ended December 31, 2015, 2014, and 2013 consists of the following (dollars in thousands):

	2015	2014	2013

Current tax expense	$24,521	$15,481	$12,623
Deferred tax expense (benefit)	(1,212)	2,644	262
Income tax expense	$23,309	$18,125	$12,885

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income for the years ended December 31, 2015, 2014, and 2013, due to the following (dollars in thousands):

	2015	2014	2013

Computed "expected" tax expense	$31,636	$24,601	$16,538
(Decrease) in taxes resulting from:
Tax-exempt interest income, net	(5,865)	(5,181)	(3,308)
Other, net	(2,462)	(1,295)	(345)
Income tax expense	$23,309	$18,125	$12,885

The effective tax rates were 25.8%, 25.8%, and 27.3% for years ended December 31, 2015, 2014, and 2013, respectively. Tax credits totaled approximately $913,000, $667,000, and $306,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

16.	EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

There were 79,315 anti-dilutive stock options for the year ended December 31, 2015, compared to 169,670 and 104,126 shares for the years ended December 31, 2014 and 2013, respectively, which were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the years ended December 31, 2015, 2014, and 2013 (in thousands except per share data):

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2015
Basic EPS	$67,079	45,055	$1.49
Effect of dilutive stock awards	-	84	-
Diluted EPS	$67,079	45,139	$1.49

For the Year Ended December 31, 2014
Basic EPS	$52,164	46,036	$1.13
Effect of dilutive stock awards	-	95	-
Diluted EPS	$52,164	46,131	$1.13

For the Year Ended December 31, 2013
Basic EPS	$34,366	24,975	$1.38
Effect of dilutive stock awards	-	56	-
Diluted EPS	$34,366	25,031	$1.37

17.	SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank segment and a mortgage loan origination business segment. The community bank segment includes one subsidiary bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 124 retail locations in Virginia. The mortgage segment includes UMG, which provides a variety of mortgage loan products principally in Virginia, North Carolina, Maryland, and the Washington D.C. metro area. These loans are originated and primarily sold in the secondary market through purchase commitments from investors, which serves to mitigate the Company’s exposure to interest rate risk.

Profit and loss is measured by net income after taxes including realized gains and losses on the Company’s investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process.

Both of the Company’s reportable segments are service-based. The mortgage segment’s business is a primarily fee-based business while the bank segment’s is driven principally by net interest income. The bank segment provides a distribution and referral network through its customers for the mortgage loan origination business. The mortgage segment offers a more limited referral network for the bank segment.

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest. For the year ended December 31, 2015, the interest rate on the warehouse line of credit was the three month LIBOR rate plus 0.15% with no floor. During 2014, the interest rate on the warehouse line of credit was the three month LIBOR rate plus 1.5% with a floor of 2.0% through May 31, 2014; beginning June 1, 2014, the interest rate was the one month LIBOR rate plus 1.5% with no floor. For the year ended December 31, 2013, the interest rate on the warehouse line of credit was the three month LIBOR rate plus 1.5% with a floor of 2.0%. These transactions are eliminated in the consolidation process.

During 2015, the mortgage segment began originating loans with the intent that they be held for investment purposes. The community bank segment provides the mortgage segment with the long-term funds needed to originate these loans through a long-term funding facility and charges the mortgage segment interest. The interest charged is determined by the community bank segment based on the cost of funds available to the community bank segment for similar durations of the loans being funded by the mortgage segment.

A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for years ended December 31, 2015, 2014, and 2013 is as follows (dollars in thousands):

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

SEGMENT FINANCIAL INFORMATION

	Community Bank	Mortgage	Eliminations	Consolidated
Year Ended December 31, 2015
Net interest income	$250,510	$1,324	$-	$251,834
Provision for credit losses	9,450	121	-	9,571
Net interest income after provision for credit losses	241,060	1,203	-	242,263
Noninterest income	55,645	10,044	(682)	65,007
Noninterest expenses	205,993	11,571	(682)	216,882
Income (loss) before income taxes	90,712	(324)	-	90,388
Income tax expense (benefit)	23,431	(122)	-	23,309
Net income (loss)	$67,281	$(202)	$-	$67,079
Total assets	$7,690,132	$57,900	$(54,741)	$7,693,291

Year Ended December 31, 2014
Net interest income	$253,956	$1,062	$-	$255,018
Provision for credit losses	7,800	-	-	7,800
Net interest income after provision for credit losses	246,156	1,062	-	247,218
Noninterest income	51,878	10,091	(682)	61,287
Noninterest expenses	222,311	16,587	(682)	238,216
Income (loss) before income taxes	75,723	(5,434)	-	70,289
Income tax expense (benefit)	20,061	(1,936)	-	18,125
Net income (loss)	$55,662	$(3,498)	$-	$52,164
Total assets	$7,354,058	$51,485	$(46,900)	$7,358,643

Year Ended December 31, 2013
Net interest income	$149,975	$1,651	$-	$151,626
Provision for credit losses	6,056	-	-	6,056
Net interest income after provision for credit losses	143,919	1,651	-	145,570
Noninterest income	27,492	11,906	(670)	38,728
Noninterest expenses	120,014	17,703	(670)	137,047
Income (loss) before income taxes	51,397	(4,146)	-	47,251
Income tax expense (benefit)	14,372	(1,487)	-	12,885
Net income (loss)	$37,025	$(2,659)	$-	$34,366
Total assets	$4,170,464	$63,715	$(57,826)	$4,176,353

18.	RELATED PARTY TRANSACTIONS

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

	2015	2014
Loans outstanding at January 1	$34,557	$34,883
New loans and advances	5,854	15,731
Loan repayments	(7,948)	(18,932)
Reclassification(1)	(22,031)	2,875
Balance at December 31	$10,432	$34,557

(1)	Includes loans (i) to persons no longer affiliated with the Company and therefore not considered related party loans as of period end or (ii) that were not considered related party loans in the prior year that subsequently became related party loans in the current year.

The Company, through its subsidiaries, has also entered into deposit transactions with its directors, principal officers, and affiliated companies in which they are principal stockholders, all of which are under the same terms as other customers. The aggregate amount of these deposit accounts was $5.5 million and $14.7 million, for the years ended December 31, 2015 and 2014, respectively.

19.	PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by Union Bankshares Corporation (for this note only, the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2015, the aggregate amount of unrestricted funds, which could be transferred from the Bank to the Parent Company, without prior regulatory approval, totaled approximately $24.0 million, or 2.41%, of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2015 and 2014

(Dollars in thousands)

	2015	2014
ASSETS
Cash	$10,386	$9,692
Premises and equipment, net	11,875	12,275
Other assets	8,462	9,498
Investment in subsidiaries	1,067,611	1,053,489
Total assets	$1,098,334	$1,084,954
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$-	$8,000
Long-term borrowings	7,500	8,125
Trust preferred capital notes	86,312	86,077
Other liabilities	9,155	5,583
Total liabilities	102,967	107,785
Total stockholders' equity	995,367	977,169
Total liabilities and stockholders' equity	$1,098,334	$1,084,954

PARENT COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2015, 2014, and 2013

(Dollars in thousands)

	2015	2014	2013
Income:
Interest and dividend income	$8	$5	$6
Dividends received from subsidiaries	51,496	75,470	31,323
Equity in (distributed) undistributed net income from subsidiaries	20,800	(15,909)	7,555
Other operating income	1,228	1,393	1,155
Total income	73,532	60,959	40,039
Expenses:
Interest expense	4,697	4,581	3,060
Occupancy expenses	556	573	583
Furniture and equipment expenses	9	20	-
Other operating expenses	1,191	3,621	2,030
Total expenses	6,453	8,795	5,673
Net income	$67,079	$52,164	$34,366

Comprehensive income	$61,076	$66,609	$22,092

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015, 2014, and 2013

(Dollars in thousands)

	2015	2014	2013
Operating activities:
Net income	$67,079	$52,164	$34,366
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in distributed (undistributed) net income of subsidiaries	(20,800)	15,909	(7,555)
Depreciation of premises and equipment	435	464	468
Acquisition accounting amortization, net	235	224	-
Issuance of common stock grants for services	564	713	477
Net (increase) decrease in other assets	902	2,964	(2,069)
Net (decrease) increase in other liabilities	6,124	(7,286)	1,737
Net cash and cash equivalents provided by operating activities	54,539	65,152	27,424
Investing activities:
Net decrease (increase) in premises and equipment	(35)	863	-
Payments for equity method investment	(355)	(60)	(2,000)
Cash received in acquisitions	-	4,735	-
Net cash and cash equivalents provided by (used in) investing activities	(390)	5,538	(2,000)
Financing activities:
Advances (repayments) of short-term borrowings	(8,000)	8,000	-
Payments of long-term borrowings	(625)	(625)	(625)
Cash dividends paid	(29,082)	(25,494)	(12,535)
Net Issuance (repurchase) of common stock	(15,748)	(52,971)	(8,677)
Net cash and cash equivalents used in financing activities	(53,455)	(71,090)	(21,837)
Net increase (decrease) in cash and cash equivalents	694	(400)	3,587
Cash and cash equivalents at beginning of the period	9,692	10,092	6,505
Cash and cash equivalents at end of the period	$10,386	$9,692	$10,092

Supplemental schedule of noncash investing and financing activities
Issuance of common stock in exchange for net assets in acquisition	$-	$549,523	$-

Transactions related to bank acquisition
Assets acquired	-	2,957,521	-
Liabilities assumed	-	2,642,120	-

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 using the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective on December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, the independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young’s attestation report on the Company’s internal control over financial reporting appears on pages 57 through 58 hereof.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, the Company’s audit committee and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2016 Annual Meeting of Shareholders to be held May 3, 2016 (“Proxy Statement”), under the captions “Election of Five Class II Directors – Proposal 1,” “Election of One Class I Director – Proposal 2”, “Information About Directors Whose Terms Do Not Expire This Year” and “Corporate Governance, Board Leadership, and Board Diversity.” The executive officers of the Company, and their respective titles and principal occupations, are listed below:

Name (Age)	Title and Principal Occupation During at Least the Past Five Years

G. William Beale (66)	Chief Executive Officer of the Company since February 2010 and President of the Company since October 2013; President and Chief Executive Officer of the Company from its inception in 1993 to February 2010; Chief Executive Officer of Union Bank & Trust, the Company’s wholly owned bank subsidiary, since February 2010 and President of Union Bank & Trust since January 2016; President and Chief Executive Officer of Union Bank and Trust Company, a predecessor of Union Bank & Trust, from 1991 to 2004.

Robert M. Gorman (57)	Executive Vice President and Chief Financial Officer of the Company since joining the Company in July 2012; Senior Vice President and Director of Corporate Support Services in 2011 and Senior Vice President and Strategic Financial Officer of SunTrust Banks, Inc. from 2002 to 2011.

John C. Neal (66)	President of Union Bank & Trust since March 2010 until his retirement in December 2015; Executive Vice President of the Company from 2005 until his retirement in December 2015; Chief Banking Officer of the Company from 2005 to 2012; President and Chief Executive Officer of Union Bank & Trust Company from 2004 to March 2010; Executive Vice President and Chief Operating Officer of Union Bank and Trust Company from 1997 to 2004; joined Union Bank and Trust Company in 1991 as a Vice President. Mr. Neal serves on the Board of Directors of the Federal Home Loan Bank of Atlanta.

D. Anthony Peay (56)	Executive Vice President of the Company since 2003; Chief Banking Officer of Union Bank & Trust since April 2012; Chief Financial Officer of the Company from 1994 to June 2012.

Elizabeth M. Bentley (55)	Executive Vice President of the Company since 2007; Chief Retail Officer of Union Bank & Trust since 2007; Senior Vice President of Union Bank & Trust from 2005 to 2007; Vice President of Union Bank & Trust from 2002 to 2005; joined the Company in 1998 as an Assistant Vice President.

David G. Bilko (57)	Executive Vice President and Chief Risk Officer of the Company since joining the Company in January 2014; Chief Risk Officer of StellarOne Corporation from January 2012 to January 2014; Chief Audit Officer of StellarOne Corporation from June 2011 to January 2012; Corporate Operational Risk Officer of SunTrust Banks, Inc. from May 2010 to May 2011; Chief Audit Executive of SunTrust Banks, Inc. from November 2005 to April 2010; various positions with SunTrust Banks, Inc. since 1987.

M. Dean Brown (51)	Executive Vice President and Chief Information Officer & Head of Bank Operations since joining the Company in February 2015; Chief Information and Back Office Operations Officer of Intersections Inc. from 2012 to 2014; Chief Information Officer of Advance America from 2009 to 2012; Senior Vice President and General Manager of Revolution Money from 2007 to 2008; Executive Vice President, Chief Information Officer and Chief Operating Officer from 2006 to 2007, and Executive Vice President and Chief Information Officer from 2005 to 2007 of Upromise LLC.

Name (Age)	Title and Principal Occupation During at Least the Past Five Years

Jeffrey W. Farrar (55)	Executive Vice President and Director of Wealth Management, Mortgage & Insurance of the Company since January 2014; Executive Vice President and Chief Financial Officer of StellarOne Corporation from January 2002 to January 2014; Executive Vice President and Chief Financial Officer of Virginia Commonwealth Financial Corporation and its predecessor, Second National Financial Corporation since 1996; serves as Chairman of the Board of Directors of the Company’s affiliate, Union Mortgage Group, Inc.

Loreen A. Lagatta (47)	Executive Vice President and Chief Human Resources Officer of the Company since 2015; Senior Vice President and Director of Human Resources of Union Bank & Trust from 2011 to 2015; Director of Human Resources of Capital One Financial Corporation from June 2008 to October 2011; Vice President, Compensation – Brokerage Division of Wells Fargo Securities (formerly, Wachovia Corporation) from 2006 to June 2008; Vice President, Senior HR Business Partner – Alternative Investments of Citigroup Inc. from 2000 to 2006, and various positions with Citigroup, Inc. since 1991.

Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated by reference from the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a Code of Business Conduct and Ethics applicable to all employees and directors. The Company has also adopted a Code of Ethics for Senior Financial Officers and Directors, which is applicable to directors and senior officers who have financial responsibilities.  Both of these codes may be found at http://investors.bankatunion.com. In addition, a copy of either of the codes may be obtained without charge by written request to the Company’s Corporate Secretary.

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

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, this information is incorporated by reference from the Proxy Statement under the caption “Ownership of Company Common Stock” and from Note 14 “Employee Benefits and Stock Based Compensation” contained in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

The following table summarizes information relating to the Company’s equity compensation plans, pursuant to which grants of options to acquire shares of common stock may be awarded from time to time, as of December 31, 2015:

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders	298,743	$16.40	1,865,589

Total	298,743	$16.40	1,865,589

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

The following documents are filed as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8:

▪Reports of Independent Registered Public Accounting Firm;

▪Consolidated Balance Sheets - December 31, 2015 and 2014;

▪Consolidated Statements of Income - Years ended December 31, 2015, 2014, and 2013;

▪Consolidated Statements of Comprehensive Income - Years ended December 31, 2015, 2014, and 2013;

▪Consolidated Statements of Changes in Stockholder's Equity - Years ended December 31, 2015, 2014, and 2013;

▪Consolidated Statements of Cash Flows - Years ended December 31, 2015, 2014, and 2013; and

▪Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
2.01	Agreement and Plan of Reorganization, dated as of June 9, 2013, between Union First Market Bankshares Corporation and StellarOne Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 12, 2013)

3.01	Articles of Incorporation of Union Bankshares Corporation, as amended April 25, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 29, 2014)

3.02	Bylaws of Union Bankshares Corporation, as amended January 28, 2016 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on February 2, 2016)

10.01	Amended and Restated Management Continuity Agreement of G. William Beale (incorporated by reference to Exhibit 10.01 to Annual Report on Form 10-K filed on March 16, 2009)

10.02	Amended and Restated Employment Agreement of G. William Beale (incorporated by reference to Exhibit 10.02 to Annual Report on Form 10-K filed on March 16, 2009)

10.03	Amended and Restated Management Continuity Agreement of D. Anthony Peay (incorporated by reference to Exhibit 10.03 to Annual Report on Form 10-K filed on March 16, 2009)

10.04	Letter Agreement, dated September 28, 2015, between Union Bankshares Corporation and John C. Neal (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 1, 2015)

10.05	Amended and Restated Management Continuity Agreement of John C. Neal (incorporated by reference to Exhibit 10.04 to Annual Report on Form 10-K filed on March 16, 2009)

10.06	Amended and Restated Employment Agreement of John C. Neal (incorporated by reference to Exhibit 10.04 to Annual Report on Form 10-K filed on March 16, 2009)

10.07	Amended and Restated Employment Agreement of D. Anthony Peay (incorporated by reference to Exhibit 10.09 to Annual Report on Form 10-K filed on March 16, 2009)

10.08	Employment Agreement of Elizabeth M. Bentley (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 25, 2011)

10.09	Management Continuity Agreement of Elizabeth M. Bentley (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on October 25, 2011)

10.10	Amended and Restated Management Continuity Agreement of Robert M. Gorman (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 11, 2012)

10.11	Employment Agreement of Robert M. Gorman (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2012)

10.12	Management Continuity Agreement of M. Dean Brown. Filed herewith.

10.13	Union Bankshares Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 99.0 to Form S-8 Registration Statement; SEC file no. 333-113839)

10.14	Union Bankshares Corporation Stock and Incentive Plan (as amended and restated effective April 21, 2015) (incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement; SEC file no. 333-203580)

10.15	Supplemental Compensation Agreement between Union Bank & Trust and G. William Beale, as amended (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on February 27, 2015)

10.16	Supplemental Compensation Agreement between Union Bank & Trust and Daniel I. Hansen (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on February 27, 2015)

10.17	Supplemental Compensation Agreement between Union Bank & Trust and Ronald L. Hicks (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on February 27, 2015)

10.18	Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Union Bankshares Corporation (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on February 27, 2015)

10.19	Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Union Bankshares Corporation (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed on February 27, 2015)

10.20	Registration Rights Agreement, dated February 1, 2010, by and among Union Bankshares Corporation and the shareholders of First Market Bank, FSB (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 5, 2010)

10.21	Stock Purchase Agreement, dated as of March 7, 2013, by and between Union Bankshares Corporation and Markel Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 8, 2013)

10.22	Form of Time-Based Restricted Stock Agreement under Union Bankshares Corporation Stock and Incentive Plan (incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K filed on April 27, 2015)

10.23	Form of Performance Share Unit Agreement under Union Bankshares Corporation Stock and Incentive Plan (incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K filed on April 27, 2015)

10.24	Union Bankshares Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 16, 2015)

11.01	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 16 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K)

12.01	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends

21.01	Subsidiaries of Union Bankshares Corporation

23.01	Consent of Ernst & Young LLP

23.02	Consent of Yount, Hyde & Barbour, P.C.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.00	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014 and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union Bankshares Corporation

By:	/s/ G. William Beale	Date: February 25, 2016
G. William Beale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2016.

Signature	Title

/s/ L. Bradford Armstrong	Director
L. Bradford Armstrong

/s/ G. William Beale	President and Chief Executive Officer, and
G. William Beale	Director (principal executive officer)

/s/ Glen C. Combs	Director
Glen C. Combs

/s/ Beverley E. Dalton	Director
Beverley E. Dalton

/s/ Gregory L. Fisher	Director
Gregory L. Fisher

/s/ Robert M. Gorman	Executive Vice President and Chief Financial
Robert M. Gorman	Officer (principal financial and accounting officer)

/s/ Daniel I. Hansen	Director
Daniel I. Hansen

/s/ Jan S. Hoover	Director
Jan S. Hoover

/s/ Patrick J. McCann	Director
Patrick J. McCann

/s/ W. Tayloe Murphy, Jr.	Director
W. Tayloe Murphy, Jr.

/s/ Alan W. Myers	Director
Alan W. Myers

Signature	Title

/s/ Thomas P. Rohman	Director
Thomas P. Rohman

/s/ Linda V. Schreiner	Director
Linda V. Schreiner

/s/ Raymond L. Slaughter	Director
Raymond L. Slaughter

/s/ Raymond D. Smoot, Jr.	Chairman of the Board of Directors
Raymond D. Smoot, Jr.

/s/ Charles W. Steger	Director
Charles W. Steger

/s/ Ronald L. Tillett	Vice Chairman of the Board of Directors
Ronald L. Tillett

/s/ Keith L. Wampler	Director
Keith L. Wampler

- 134 -