Form 10-Q
period 2016-03-31
Union Bankshares Corp
filed 2016-05-05
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of May 2, 2016 was 43,762,691.

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$95,462	$111,323
Interest-bearing deposits in other banks	37,227	29,670
Federal funds sold	650	1,667
Total cash and cash equivalents	133,339	142,660

Securities available for sale, at fair value	939,409	903,292
Securities held to maturity, at carrying value	204,444	205,374
Restricted stock, at cost	58,211	51,828
Loans held for sale	25,109	36,030
Loans held for investment, net of deferred fees and costs	5,780,502	5,671,462
Less allowance for loan losses	34,399	34,047
Net loans held for investment	5,746,103	5,637,415

Premises and equipment, net	125,357	126,028
Other real estate owned, net of valuation allowance	14,246	15,299
Core deposit intangibles, net	21,430	23,310
Goodwill	293,522	293,522
Bank owned life insurance	175,033	173,687
Other assets	96,408	84,846
Total assets	$7,832,611	$7,693,291

LIABILITIES
Noninterest-bearing demand deposits	$1,363,243	$1,372,937
Interest-bearing deposits	4,582,739	4,590,999
Total deposits	5,945,982	5,963,936

Securities sold under agreements to repurchase	91,977	84,977
Other short-term borrowings	466,000	304,000
Long-term borrowings	291,662	291,198
Other liabilities	56,012	53,813
Total liabilities	6,851,633	6,697,924

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000; issued and outstanding, 43,854,381 shares and 44,785,674 shares, respectively.	57,850	59,159
Additional paid-in capital	610,084	631,822
Retained earnings	306,685	298,134
Accumulated other comprehensive income	6,359	6,252
Total stockholders' equity	980,978	995,367
Total liabilities and stockholders' equity	$7,832,611	$7,693,291

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except share data)

	Three Months Ended
	March 31,	March 31,
	2016	2015
Interest and dividend income:
Interest and fees on loans	$62,947	$60,452
Interest on deposits in other banks	47	17
Interest and dividends on securities:
Taxable	4,316	3,807
Nontaxable	3,439	3,324
Total interest and dividend income	70,749	67,600

Interest expense:
Interest on deposits	4,195	3,321
Interest on federal funds purchased	2	1
Interest on short-term borrowings	621	249
Interest on long-term borrowings	2,200	2,060
Total interest expense	7,018	5,631

Net interest income	63,731	61,969
Provision for credit losses	2,604	1,750
Net interest income after provision for credit losses	61,127	60,219

Noninterest income:
Service charges on deposit accounts	4,734	4,214
Other service charges and fees	4,156	3,584
Fiduciary and asset management fees	2,138	2,219
Mortgage banking income, net	2,146	2,379
Gains on securities transactions, net	143	193
Bank owned life insurance income	1,372	1,135
Other operating income	1,225	1,330
Total noninterest income	15,914	15,054

Noninterest expenses:
Salaries and benefits	28,048	27,492
Occupancy expenses	4,976	5,133
Furniture and equipment expenses	2,636	2,813
Printing, postage, and supplies	1,139	1,370
Communications expense	1,089	1,179
Technology and data processing	3,814	3,255
Professional services	1,989	1,348
Marketing and advertising expense	1,938	1,687
FDIC assessment premiums and other insurance	1,362	1,398
Other taxes	1,618	1,551
Loan-related expenses	599	684
OREO and credit-related expenses	569	1,186
Amortization of intangible assets	1,880	2,222
Training and other personnel costs	744	721
Other expenses	1,871	1,801
Total noninterest expenses	54,272	53,840

Income before income taxes	22,769	21,433
Income tax expense	5,808	5,732
Net income	$16,961	$15,701
Basic earnings per common share	$0.38	$0.35
Diluted earnings per common share	$0.38	$0.35
Dividends declared per common share	$0.19	$0.15
Basic weighted average number of common shares outstanding	44,251,276	45,105,969
Diluted weighted average number of common shares outstanding	44,327,229	45,187,516

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015

Net income	$16,961	$15,701
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(2,681)	(1,490)
Reclassification adjustment for losses (gains) included in net income (net of tax, $76 and $146 for the three months ended March 31, 2016 and 2015, respectively)	141	272
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $1,633 and $2,037 for the three months ended March 31, 2016 and 2015, respectively)	3,032	3,783
Reclassification adjustment for losses (gains) included in net income (net of tax, $50 and $68 for the three months ended March 31, 2016 and 2015, respectively)	(93)	(125)
HTM securities:
Accretion of unrealized gain for AFS securities transferred to HTM (net of tax, $157 and $0 for the three months ended March 31, 2016 and 2015, respectively)	(292)	-
Other comprehensive income (loss)	107	2,440
Comprehensive income	$17,068	$18,141

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2014	$59,795	$643,443	$261,676	$12,255	$977,169
Net income - 2015			15,701		15,701
Other comprehensive income (net of taxes of $2,115)				2,440	2,440
Dividends on common stock ($0.15 per share)			(6,431)		(6,431)
Stock purchased under stock repurchase plan (102,843 shares)	(137)	(2,250)			(2,387)
Issuance of common stock under Dividend Reinvestment Plan (15,781 shares)	21	307	(328)		-
Issuance of common stock under Equity Compensation Plans (7,686 shares)	10	137			147
Issuance of common stock for services rendered (4,576 shares)	6	94			100
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (19,271 shares)	26	(239)			(213)
Stock-based compensation expense		390			390
Balance - March 31, 2015	$59,721	$641,882	$270,618	$14,695	$986,916

Balance - December 31, 2015	$59,159	$631,822	$298,134	$6,252	$995,367
Net income - 2016			16,961		16,961
Other comprehensive income (net of taxes of $1,502)				107	107
Dividends on common stock ($0.19 per share)			(8,410)		(8,410)
Stock purchased under stock repurchase plan (1,040,612 shares)	(1,384)	(22,344)			(23,728)
Issuance of common stock under Equity Compensation Plans (21,804 shares)	29	288			317
Issuance of common stock for services rendered (4,400 shares)	6	94			100
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (30,299 shares)	40	(417)			(377)
Stock-based compensation expense		641			641
Balance - March 31, 2016	$57,850	$610,084	$306,685	$6,359	$980,978

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollars in thousands)

	2016	2015
Operating activities:
Net income	$16,961	$15,701
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	2,511	2,705
Writedown of OREO	126	590
Amortization, net	2,958	3,625
Amortization (accretion) related to acquisition, net	734	371
Provision for credit losses	2,604	1,750
Losses (gains) on securities transactions, net	(143)	(193)
Decrease (increase) in loans held for sale, net	10,921	(3,529)
Losses (gains) on sales of other real estate owned, net	(7)	(38)
Losses (gains) on sales of premises, net	45	57
Stock-based compensation expenses	641	390
Issuance of common stock for services	100	100
Net decrease (increase) in other assets	(14,594)	(1,031)
Net increase (decrease) in other liabilities	(441)	80
Net cash and cash equivalents provided by (used in) operating activities	22,416	20,578
Investing activities:
Purchases of securities available for sale	(83,735)	(29,863)
Proceeds from sales of securities available for sale	14,532	12,499
Proceeds from maturities, calls and paydowns of securities available for sale	29,151	34,133
Net decrease (increase) in loans held for investment	(110,513)	(44,401)
Net decrease (increase) in premises and equipment	(1,885)	(2,346)
Proceeds from sales of other real estate owned	1,339	2,714
Improvements to other real estate owned	-	(56)
Cash paid for equity-method investments	-	(355)
Net cash and cash equivalents provided by (used in) investing activities	(151,111)	(27,675)
Financing activities:
Net increase (decrease) in noninterest-bearing deposits	(9,694)	75,557
Net increase (decrease) in interest-bearing deposits	(8,260)	(43,024)
Net increase (decrease) in short-term borrowings	169,000	(12,959)
Net increase (decrease) in long-term borrowings	526	509
Cash dividends paid - common stock	(8,410)	(6,431)
Repurchase of common stock	(23,728)	(2,387)
Issuance of common stock	317	147
Vesting of restricted stock, including tax effects	(377)	(213)
Net cash and cash equivalents provided by (used in) financing activities	119,374	11,199
Increase (decrease) in cash and cash equivalents	(9,321)	4,102
Cash and cash equivalents at beginning of the period	142,660	133,260
Cash and cash equivalents at end of the period	$133,339	$137,362

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$6,998	$6,925
Income taxes	10,500	3,000

Supplemental schedule of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$4,522	$5,627
Changes in fair value of interest rate swap loss	(2,540)	(1,218)
Transfers between loans and other real estate owned	405	124
Transfers from bank premises to other real estate owned	-	402

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	ACCOUNTING POLICIES

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

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

As of January 1, 2016, the Company enhanced the loan portfolio segmentation to better align with how the Company manages credit risk and to better align with industry practice. Below is a summary of the new loan segmentation.

Construction and Land Development – construction loans generally made to commercial and residential builders for specific construction projects. The successful repayment of these types of loans is generally dependent upon (a) a commitment for permanent financing from the Company, or (b) from the sale of the constructed property. These loans carry more risk than both types of commercial real estate term loans due to the dynamics of construction projects, changes in interest rates, the long-term financing market, and state and local government regulations. As in commercial real estate term lending, the Company manages risk by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations to any one business or industry.

Also, included in this category are loans generally made to residential home builders to support their lot and home inventory needs. Repayment relies upon the successful performance of the underlying residential real estate project. This type of lending carries a higher level of risk as compared to other commercial lending. This class of lending manages risks related to residential real estate market conditions, a functioning first and secondary market in which to sell residential properties, and the borrower’s ability to manage inventory and run projects. The Company manages this risk by lending to experienced builders and developers, by using specific underwriting policies and procedures for these types of loans, and by avoiding excessive concentrations with any particular customer or geographic region.

Commercial Real Estate – Owner Occupied - term loans made to support owner occupied real estate properties that rely upon the successful operation of the business occupying the property for repayment. General market conditions and economic activity may affect these types of loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by avoiding concentrations to any one business or industry.

Commercial Real Estate – Non-Owner Occupied - term loans typically made to borrowers to support income producing properties that rely upon the successful operation of the property for repayment. General market conditions and economic activity may impact the performance of these types of loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by diversifying the lending to various lines of businesses, such as retail, office, office warehouse, and hotel as well as avoiding concentrations to any one business or industry.

Residential 1-4 Family – loans generally made to both commercial and residential borrowers. Mortgage loan portfolios carry risks associated with the creditworthiness of the borrower or the tenant and changes in loan-to-value ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, experienced underwriting, requiring standards for appraisers, and not making subprime loans.

Multi-Family Real Estate – loans made to real estate investors to support permanent financing for multifamily family residential income producing properties that rely on the successful operation of the property for repayment. This management mainly involves property maintenance and collection of rents due from tenants. This type of lending carries a lower level of risk as compared to other commercial lending. In addition, underwriting requirements for multifamily are stricter than for other non-owner-occupied property types. The Company manages this risk by avoiding concentrations with any particular customer.

Commercial and Industrial – generally support the Company’s borrowers’ need for equipment/vehicle purchases and other short-term or seasonal cash flow needs. Repayment relies upon the successful operation of the business. This type of lending carries a lower level of commercial credit risk as compared to other commercial lending. The Company manages this risk by using general underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry.

HELOC – the consumer HELOC portfolio carries risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, experienced underwriting, requiring standards for appraisers, and not making subprime loans.

Auto – the consumer indirect auto lending portfolio generally carries certain risks associated with the values of the collateral that management must mitigate. The Company focuses its indirect auto lending on one to two year old used vehicles where substantial depreciation has already occurred thereby minimizing the risk of significant loss of collateral values in the future. This type of lending places reliance on computer-based loan approval systems to supplement other underwriting standards.

Consumer and all other - portfolios carry risks associated with the creditworthiness of the borrower and changes in the economic environment. The Company manages these risks through policies and procedures such as experienced underwriting, maximum debt to income ratios, and minimum borrower credit scores. Also included in this category are loans that generally support small business lines of credit and agricultural lending neither of which are a material source of business for the Company.

Affordable Housing Entities

The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For the three months ended March 31, 2016 and 2015, the Company recognized amortization of $130,000 and $175,000, respectively, and tax credits of $210,000 and $257,000, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. The carrying value of the Company’s investments in these qualified affordable housing projects was $8.3 million and $8.5 million as of March 31, 2016 and December 31, 2015, respectively. The Company recorded a liability of $5.5 million for the related unfunded commitments as of March 31, 2016, which are expected to be paid from 2016 to 2019.

Adoption of New Accounting Standards

In February 2015, the FASB issued revised guidance to simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. The guidance also removed the indefinite deferral of specialized guidance for certain investment funds. The Company adopted ASU No. 2015-02, “Amendments to the Consolidation Analysis” during the first quarter of 2016. The adoption of ASU 2015-02 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument-specific credit risk. The Company is currently assessing the impact ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates the real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” This ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or a change in a critical term of the hedging relationship. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.” This ASU clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only the four-step decision sequence in ASC 815-15-25-42 (as amended by the ASU). The entity does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-06 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” This ASU simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively and early adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This ASU amends the principal-versus-agent implementation guidance and illustrations in the FASB’s new revenue standard (ASU 2014-09) and clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard. The Company is currently assessing the impact ASU 2016-08 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted; however, if the Company elects to early adopt, then all amendments must be adopted in the same period. The Company is currently assessing the impact ASU 2016-09 will have on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This ASU amends certain aspects of the FASB’s new revenue standard, specifically the standard’s guidance on identifying performance obligations and the implementation guidance on licensing. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, which is not yet effective. The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). The Company is currently assessing the impact ASU 2016-10 will have on its consolidated financial statements.

2.	SECURITIES

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of March 31, 2016 and December 31, 2015 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2016
Obligations of states and political subdivisions	$254,851	$11,267	$(149)	$265,969
Corporate bonds	95,468	287	(1,989)	93,766
Mortgage-backed securities	561,466	8,502	(1,406)	568,562
Other securities	11,085	27	-	11,112
Total available for sale securities	$922,870	$20,083	$(3,544)	$939,409

December 31, 2015
Obligations of states and political subdivisions	$257,740	$10,479	$(140)	$268,079
Corporate bonds	77,628	55	(1,704)	75,979
Mortgage-backed securities	544,823	6,127	(2,779)	548,171
Other securities	11,085	-	(22)	11,063
Total available for sale securities	$891,276	$16,661	$(4,645)	$903,292

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s available for sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of March 31, 2016 and December 31, 2015. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2016
Obligations of states and political subdivisions	$8,407	$(62)	$2,337	$(87)	$10,744	$(149)
Mortgage-backed securities	167,203	(1,073)	27,198	(333)	194,401	(1,406)
Corporate bonds and other securities	21,536	(606)	28,194	(1,383)	49,730	(1,989)
Total available for sale	$197,146	$(1,741)	$57,729	$(1,803)	$254,875	$(3,544)

December 31, 2015
Obligations of states and political subdivisions	$8,114	$(70)	$4,950	$(70)	$13,064	$(140)
Mortgage-backed securities	287,113	(2,442)	21,660	(337)	308,773	(2,779)
Corporate bonds and other securities	36,157	(751)	19,558	(975)	55,715	(1,726)
Total available for sale	$331,384	$(3,263)	$46,168	$(1,382)	$377,552	$(4,645)

As of March 31, 2016, there were $57.7 million, or 18 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $1.8 million and consisted of municipal obligations, mortgage-backed securities, and corporate bonds. As of December 31, 2015, there were $46.2 million, or 20 issues, of individual securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $1.4 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. The Company has determined that these securities are temporarily impaired as of March 31, 2016 and December 31, 2015 for the reasons set out below:

Mortgage-backed securities. This category’s unrealized losses are primarily the result of interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell the investments, and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired. Also, the majority of the Company’s mortgage-backed securities are agency-backed securities, which have a government guarantee.

Obligations of state and political subdivisions. This category’s unrealized losses are primarily the result of interest rate fluctuations and also a certain few ratings downgrades brought about by the impact of the economic downturn on states and political subdivisions. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Corporate bonds. The Company’s unrealized losses in corporate debt securities are related to both interest rate fluctuations and ratings downgrades for a limited number of securities. The majority of the securities remain investment grade and the Company’s analysis did not indicate the existence of a credit loss. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

The following table presents the amortized cost and estimated fair value of available for sale securities as of March 31, 2016 and December 31, 2015, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$9,703	$9,792	$8,380	$8,370
Due after one year through five years	94,153	96,641	65,326	66,996
Due after five years through ten years	316,897	323,902	296,864	301,920
Due after ten years	502,117	509,074	520,706	526,006
Total securities available for sale	$922,870	$939,409	$891,276	$903,292

The following table presents available for sale securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
	Estimated	Estimated
	Fair Value	Fair Value
Public deposits	$182,313	$184,635
Repurchase agreements	120,351	126,120
Other purposes (1)	25,486	26,546
Total pledged securities	$328,150	$337,301

(1) The "Other purposes" category consists of borrowings, derivatives, and accounts held at the Bank.

Held to Maturity

During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The Company transferred these securities to held to maturity to reduce the impact of price volatility on capital and in consideration of changes to the regulatory environment. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer with a remaining balance of $6.4 million as of March 31, 2016.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of securities held to maturity as of March 31, 2016 and December 31, 2015 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value (1)	Gains	(Losses)	Fair Value
March 31, 2016
Obligations of states and political subdivisions	$204,444	$7,436	$(1,531)	$210,349

December 31, 2015
Obligations of states and political subdivisions	$205,374	$5,748	$(1,685)	$209,437

(1) The carrying value includes $6.4 million of net unrealized gains present at the time of transfer from available for securities, net of any accretion.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s held to maturity securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of March 31, 2016 and December 31, 2015. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2016
Obligations of states and political subdivisions	$3,210	$(1,531)	$-	$-	$3,210	$(1,531)

December 31, 2015
Obligations of states and political subdivisions	$7,056	$(1,685)	$-	$-	$7,056	$(1,685)

The following table presents the amortized cost and estimated fair value of held to maturity securities as of March 31, 2016 and December 31, 2015, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Due in one year or less	$1,477	$1,479	$1,488	$1,491
Due after one year through five years	7,907	8,046	4,294	4,348
Due after five years through ten years	49,884	51,178	44,736	45,501
Due after ten years	145,176	149,646	154,856	158,097
Total securities held to maturity	$204,444	$210,349	$205,374	$209,437

(1) The carrying value includes $6.4 million of net unrealized gains present at the time of transfer from available for securities, net of any accretion.

The following table presents held to maturity securities which were pledged to secure public deposits as permitted or required by law as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
	Estimated	Estimated
	Fair Value	Fair Value
Public deposits	$210,349	$207,140
Total pledged securities	$210,349	$207,140

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At March 31, 2016 and December 31, 2015, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of its outstanding capital at both March 31, 2016 and December 31, 2015. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $23.8 million for both March 31, 2016 and December 31, 2015 and FHLB stock in the amount of $34.4 million and $28.0 million as of March 31, 2016 and December 31, 2015, respectively.

Other-Than-Temporary-Impairment

During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the quarter ended March 31, 2016, and in accordance with the guidance, no OTTI was recognized. For the year ended December 31, 2015, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000.  During the quarter ended March 31, 2016, the municipal security was sold.  As a result, the Company recognized an additional loss on sale of the previously written down security.

Realized Gains and Losses

The following table presents the gross realized gains and losses on the sale of securities available for sale and the proceeds from the sale of securities during the three months ended March 31, 2016 and 2015 (dollars in thousands). The Company did not sell any investment securities that are held to maturity.

	Three months ended
	March 31, 2016	March 31, 2015
Realized gains (losses):
Gross realized gains	$239	$193
Gross realized losses	(96)	-
Net realized gains	$143	$193

Proceeds from sales of securities	$14,532	$12,499

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31,	December 31,
	2016	2015
Construction and Land Development	$776,698	$749,720
Commercial Real Estate - Owner Occupied	849,202	860,086
Commercial Real Estate - Non-Owner Occupied	1,296,251	1,270,480
Multifamily Real Estate	323,270	322,528
Commercial & Industrial	453,208	435,365
Residential 1-4 Family	978,478	978,469
Auto	241,737	234,061
HELOC	517,122	516,726
Consumer and all other	344,536	304,027
Total loans held for investment, net(1)	$5,780,502	$5,671,462

(1) Loans, as presented, are net of deferred fees and costs totaling $3.6 million and $3.0 million as of March 31, 2016 and December 31, 2015, respectively.

The following table shows the aging of the Company’s loan portfolio, by segment, at March 31, 2016 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$2,676	$724	$544	$5,137	$2,156	$765,461	$776,698
Commercial Real Estate - Owner Occupied	1,787	963	196	27,260	2,816	816,180	849,202
Commercial Real Estate - Non-Owner Occupied	24	276	723	13,636	-	1,281,592	1,296,251
Multifamily Real Estate	155	-	-	2,132	-	320,983	323,270
Commercial & Industrial	985	284	422	1,571	810	449,136	453,208
Residential 1-4 Family	13,711	1,111	2,247	18,305	5,696	937,408	978,478
Auto	1,519	126	53	-	162	239,877	241,737
HELOC	1,870	388	1,315	1,535	973	511,041	517,122
Consumer and all other	736	1,996	223	529	479	340,573	344,536
Total Loans Held For Investment	$23,463	$5,868	$5,723	$70,105	$13,092	$5,662,251	$5,780,502

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2015 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$3,155	$380	$128	$5,986	$2,113	$737,958	$749,720
Commercial Real Estate - Owner Occupied	1,714	118	103	27,388	3,904	826,859	860,086
Commercial Real Estate - Non-Owner Occupied	771	-	723	13,519	100	1,255,367	1,270,480
Multifamily Real Estate	-	-	272	1,555	-	320,701	322,528
Commercial & Industrial	1,056	27	124	1,813	429	431,916	435,365
Residential 1-4 Family	15,023	6,774	3,638	21,159	3,563	928,312	978,469
Auto	2,312	233	60	-	192	231,264	234,061
HELOC	2,589	1,112	762	1,791	1,348	509,124	516,726
Consumer and all other	1,167	689	19	526	287	301,339	304,027
Total Loans Held For Investment	$27,787	$9,333	$5,829	$73,737	$11,936	$5,542,840	$5,671,462

The following table shows the PCI loan portfolios, by segment and their delinquency status, at March 31, 2016 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$354	$239	$4,544	$5,137
Commercial Real Estate - Owner Occupied	1,401	1,425	24,434	27,260
Commercial Real Estate - Non-Owner Occupied	745	205	12,686	13,636
Multifamily Real Estate	-	-	2,132	2,132
Commercial & Industrial	196	39	1,336	1,571
Residential 1-4 Family	1,917	1,048	15,340	18,305
HELOC	163	546	826	1,535
Consumer and all other	-	-	529	529
Total	$4,776	$3,502	$61,827	$70,105

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2015 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$369	$241	$5,376	$5,986
Commercial Real Estate - Owner Occupied	1,139	1,412	24,837	27,388
Commercial Real Estate - Non-Owner Occupied	755	202	12,562	13,519
Multifamily Real Estate	-	-	1,555	1,555
Commercial & Industrial	209	21	1,583	1,813
Residential 1-4 Family	2,143	1,923	17,093	21,159
HELOC	410	458	923	1,791
Consumer and all other	-	-	526	526
Total	$5,025	$4,257	$64,455	$73,737

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans related to the StellarOne acquisition, by segment at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a specific allowance
Construction and Land Development	$28,854	$29,141	$-	$33,250	$33,731	$-
Commercial Real Estate - Owner Occupied	14,081	15,627	-	7,781	8,983	-
Commercial Real Estate - Non-Owner Occupied	3,931	3,931	-	5,328	5,325	-
Multifamily Real Estate	3,803	3,803	-	3,828	3,828	-
Commercial & Industrial	1,233	1,559	-	711	951	-
Residential 1-4 Family	10,196	11,113	-	7,564	8,829	-
Auto	-	-	-	7	7	-
HELOC	1,944	2,054	-	1,786	2,028	-
Consumer and all other	716	819	-	211	211	-
Total impaired loans without a specific allowance	$64,758	$68,047	$-	$60,466	$63,893	$-

Loans with a specific allowance
Construction and Land Development	$1,925	$2,139	$500	$3,167	$3,218	$538
Commercial Real Estate - Owner Occupied	1,945	1,983	81	3,237	3,239	358
Commercial Real Estate - Non-Owner Occupied	272	272	1	907	907	75
Commercial & Industrial	2,068	2,242	467	1,952	1,949	441
Residential 1-4 Family	4,362	4,541	414	6,065	6,153	418
Auto	162	214	1	192	199	1
HELOC	889	942	28	769	925	76
Consumer and all other	53	361	1	363	512	95
Total impaired loans with a specific allowance	$11,676	$12,694	$1,493	$16,652	$17,102	$2,002
Total impaired loans	$76,434	$80,741	$1,493	$77,118	$80,995	$2,002

The following table shows the year-to-date average balance and interest income recognized for the Company’s impaired loans, excluding PCI loans related to the StellarOne acquisition, by segment for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	YTD Average Investment	Interest Income Recognized	YTD Average Investment	Interest Income Recognized
Construction and Land Development	$30,569	$484	$49,087	$556
Commercial Real Estate - Owner Occupied	16,510	157	23,757	265
Commercial Real Estate - Non-Owner Occupied	4,214	41	18,664	147
Multifamily Real Estate	3,817	60	4,596	69
Commercial & Industrial	3,663	37	6,054	50
Residential 1-4 Family	15,301	106	14,566	116
Auto	218	-	4	-
HELOC	2,933	21	1,411	7
Consumer and all other	982	6	1,177	11
Total impaired loans without a specific allowance	$78,207	$912	$119,316	$1,221

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. TDRs totaled $13.0 million and $12.7 million as of March 31, 2016 and December 31, 2015, respectively. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the quarter ended March 31, 2016, the recorded investment in restructured loans prior to modifications was not materially impacted by the modification.

The following table provides a summary, by segment, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed on nonaccrual status, which are considered to be nonperforming, as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016			December 31, 2015
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Construction and Land Development	6	$3,320	$-	6	$3,349	$-
Commercial Real Estate - Owner Occupied	6	2,223	-	5	1,530	-
Commercial Real Estate - Non-Owner Occupied	2	2,390	-	2	2,390	-
Commercial & Industrial	4	229	-	5	261	-
Residential 1-4 Family	26	3,249	-	27	3,173	-
Consumer and all other	1	75	-	1	77	-
Total performing	45	$11,486	$-	46	$10,780	$-

Nonperforming
Construction and Land Development	2	$215	$-	2	$321	$-
Commercial Real Estate - Owner Occupied	1	132	-	1	137	-
Commercial & Industrial	-	-	-	1	2	-
Residential 1-4 Family	6	1,123	-	6	1,142	-
HELOC	-	-	-	1	319	-
Total nonperforming	9	$1,470	$-	11	$1,921	$-

Total performing and nonperforming	54	$12,956	$-	57	$12,701	$-

The Company considers a default of a restructured loan to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three months ended March 31, 2016 and 2015, the Company did not identify any restructured loans that went into default that had been restructured in the twelve-month period prior to default.

The following table shows, by segment and modification type, TDRs that occurred during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three months ended		Three months ended
	March 31, 2016		March 31, 2015
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Term modification, at a market rate
Commercial Real Estate - Owner Occupied	1	$709	-	$-
Commercial & Industrial	-	-	1	19
Residential 1-4 Family	1	378	-	-
Total loan term extended at a market rate	2	$1,087	1	$19

Total	2	$1,087	1	$19

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by segment for the three months ended and as of March 31, 2016. The table below includes the provision for loan losses. As discussed in Note 1 “Accounting Policies,” the Company enhanced its loan segmentation for purposes of the allowance calculation as well as its disclosures. The impact of this enhancement is reflected in the provision amounts in the table below. In addition, a $100,000 provision was recognized during the three months ended March 31, 2016 for unfunded loan commitments for which the reserves are recorded as a component of “Other Liabilities” on the Company’s Consolidated Balance Sheets. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period

Construction and Land Development	$6,040	$19	$(93)	$5,055	$11,021
Commercial Real Estate - Owner Occupied	4,614	46	(772)	(477)	3,411
Commercial Real Estate - Non-Owner Occupied	6,929	-	-	(2,445)	4,484
Multifamily Real Estate	1,606	-	-	(204)	1,402
Commercial & Industrial	3,163	238	(617)	1,441	4,225
Residential 1-4 Family	5,414	243	(153)	471	5,975
Auto	1,703	84	(365)	(615)	807
HELOC	2,934	83	(409)	(1,325)	1,283
Consumer and all other	1,644	115	(571)	603	1,791
Total	$34,047	$828	$(2,980)	$2,504	$34,399

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL

Construction and Land Development	$30,779	$500	$740,782	$10,521	$5,137	$-	$776,698	$11,021
Commercial Real Estate - Owner Occupied	16,026	81	805,916	3,330	27,260	-	849,202	3,411
Commercial Real Estate - Non-Owner Occupied	4,203	1	1,278,412	4,483	13,636	-	1,296,251	4,484
Multifamily Real Estate	3,803	-	317,335	1,402	2,132	-	323,270	1,402
Commercial & Industrial	3,301	467	448,336	3,758	1,571	-	453,208	4,225
Residential 1-4 Family	14,558	414	945,615	5,561	18,305	-	978,478	5,975
Auto	162	1	241,575	806	-	-	241,737	807
HELOC	2,833	28	512,754	1,255	1,535	-	517,122	1,283
Consumer and all other	769	1	343,238	1,790	529	-	344,536	1,791
Total loans held for investment, net	$76,434	$1,493	$5,633,963	$32,906	$70,105	$-	$5,780,502	$34,399

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by segment for the three months ended and as of March 31, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period

Construction and Land Development	$4,856	$64	$-	$(111)	$4,809
Commercial Real Estate - Owner Occupied	4,640	2	(33)	260	4,869
Commercial Real Estate - Non-Owner Occupied	7,256	40	(2,253)	894	5,937
Multifamily Real Estate	1,374	-	-	81	1,455
Commercial & Industrial	2,610	97	(671)	781	2,817
Residential 1-4 Family	5,607	159	(250)	(330)	5,186
Auto	1,297	82	(183)	131	1,327
HELOC	2,675	42	(60)	(52)	2,605
Consumer and all other	2,069	186	(379)	96	1,972
Total	$32,384	$672	$(3,829)	$1,750	$30,977

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL

Construction and Land Development	$48,624	$132	$599,428	$4,677	$9,529	$-	$657,581	$4,809
Commercial Real Estate - Owner Occupied	24,577	526	842,641	4,343	31,004	-	898,222	4,869
Commercial Real Estate - Non-Owner Occupied	14,949	146	1,148,867	5,791	16,648	-	1,180,464	5,937
Multifamily Real Estate	4,591	-	291,039	1,455	3,021	-	298,651	1,455
Commercial & Industrial	5,743	440	400,873	2,377	3,251	-	409,867	2,817
Residential 1-4 Family	13,484	432	932,790	4,754	24,654	-	970,928	5,186
Auto	1	-	211,292	1,327	-	-	211,293	1,327
HELOC	1,226	12	511,635	2,593	1,889	-	514,750	2,605
Consumer and all other	910	16	243,739	1,956	1,350	-	245,999	1,972
Total loans held for investment, net	$114,105	$1,704	$5,182,304	$29,273	$91,346	$-	$5,387,755	$30,977

The Company uses a risk rating system and past due status as the primary credit quality indicators for the loan categories. The risk rating system on a scale of 0 through 9 is used to determine risk level as used in the calculation of the allowance for loan losses; on those loans without a risk rating, the Company uses past due status to determine risk level. The risk levels, as described below, do not necessarily follow the regulatory definitions of risk levels with the same name. A general description of the characteristics of the risk levels follows:

Pass is determined by the following criteria:

•	Risk rated 0 loans have little or no risk and are generally secured by General Obligation Municipal Credits;
•	Risk rated 1 loans have little or no risk and are generally secured by cash or cash equivalents;
•	Risk rated 2 loans have minimal risk to well qualified borrowers and no significant questions as to safety;
•	Risk rated 3 loans are satisfactory loans with strong borrowers and secondary sources of repayment;
•	Risk rated 4 loans are satisfactory loans with borrowers not as strong as risk rated 3 loans and may exhibit a greater degree of financial risk based on the type of business supporting the loan; or
•	Loans that are not risk rated but that are 0 to 29 days past due.

Special Mention is determined by the following criteria:

•	Risk rated 5 loans are watch loans that warrant more than the normal level of supervision and have the possibility of an event occurring that may weaken the borrower’s ability to repay;
•	Risk rated 6 loans have increasing potential weaknesses beyond those at which the loan originally was granted and if not addressed could lead to inadequately protecting the Company’s credit position; or
•	Loans that are not risk rated but that are 30 to 89 days past due.

Substandard is determined by the following criteria:

•	Risk rated 7 loans are substandard loans and are inadequately protected by the current sound worth or paying capacity of the obligor or the collateral pledged; these have well defined weaknesses that jeopardize the liquidation of the debt with the distinct possibility the Company will sustain some loss if the deficiencies are not corrected; or
•	Loans that are not risk rated but that are 90 to 149 days past due.

Doubtful is determined by the following criteria:

•	Risk rated 8 loans are doubtful of collection and the possibility of loss is high but pending specific borrower plans for recovery, its classification as a loss is deferred until its more exact status is determined;
•	Risk rated 9 loans are loss loans which are considered uncollectable and of such little value that their continuance as bankable assets is not warranted; or
•	Loans that are not risk rated but that are over 149 days past due.

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of March 31, 2016 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$698,360	$43,994	$29,207	$-	$771,561
Commercial Real Estate - Owner Occupied	791,197	22,297	6,685	1,763	821,942
Commercial Real Estate - Non-Owner Occupied	1,253,617	24,794	4,204	-	1,282,615
Multifamily Real Estate	315,361	1,975	3,802	-	321,138
Commercial & Industrial	434,139	14,668	2,740	90	451,637
Residential 1-4 Family	918,919	30,514	8,170	2,570	960,173
Auto	239,838	1,688	77	134	241,737
HELOC	509,833	3,283	1,535	936	515,587
Consumer and all other	339,759	3,573	223	452	344,007
Total	$5,501,023	$146,786	$56,643	$5,945	$5,710,397

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of December 31, 2015 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$663,067	$52,650	$27,980	$37	$743,734
Commercial Real Estate - Owner Occupied	800,979	20,856	8,931	1,932	832,698
Commercial Real Estate - Non-Owner Occupied	1,228,956	22,341	5,664	-	1,256,961
Multifamily Real Estate	315,128	2,017	3,828	-	320,973
Commercial & Industrial	414,333	16,724	2,396	99	433,552
Residential 1-4 Family	912,839	34,728	8,037	1,706	957,310
Auto	230,670	3,109	194	88	234,061
HELOC	507,514	4,801	1,611	1,009	514,935
Consumer and all other	299,014	3,996	231	260	303,501
Total	$5,372,500	$161,222	$58,872	$5,131	$5,597,725

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of March 31, 2016 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,539	$1,918	$1,441	$239	$5,137
Commercial Real Estate - Owner Occupied	5,495	15,014	6,751	-	27,260
Commercial Real Estate - Non-Owner Occupied	5,943	6,457	1,236	-	13,636
Multifamily Real Estate	357	1,775	-	-	2,132
Commercial & Industrial	127	326	1,098	20	1,571
Residential 1-4 Family	8,794	5,470	3,593	448	18,305
HELOC	826	163	-	546	1,535
Consumer and all other	52	408	69	-	529
Total	$23,133	$31,531	$14,188	$1,253	$70,105

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of December 31, 2015 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$2,059	$1,778	$1,908	$241	$5,986
Commercial Real Estate - Owner Occupied	5,260	15,530	6,598	-	27,388
Commercial Real Estate - Non-Owner Occupied	4,442	7,827	1,250	-	13,519
Multifamily Real Estate	356	1,199	-	-	1,555
Commercial & Industrial	144	359	1,289	21	1,813
Residential 1-4 Family	9,098	6,380	4,605	1,076	21,159
HELOC	923	410	20	438	1,791
Consumer and all other	57	379	90	-	526
Total	$22,339	$33,862	$15,760	$1,776	$73,737

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Balance at beginning of period	$22,139	$28,956
Additions	-	-
Accretion	(1,390)	(1,501)
Reclass of nonaccretable difference due to improvement in expected cash flows	1,266	2,695
Other, net (1)	(1,510)	(5,619)
Balance at end of period	$20,505	$24,531

(1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, totaled $70.1 million at March 31, 2016 and $73.7 million at December 31, 2015. The outstanding balance of the Company’s PCI loan portfolio totaled $86.3 million at March 31, 2016 and $90.3 million at December 31, 2015. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $1.3 billion at March 31, 2016 and $1.4 billion at December 31, 2015; the remaining discount on these loans totaled $20.0 million at March 31, 2016 and $20.8 million at December 31, 2015.

4.	INTANGIBLE ASSETS

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

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2016
Amortizable core deposit intangibles	$76,185	$54,755	$21,430

December 31, 2015
Amortizable core deposit intangibles	$76,185	$52,875	$23,310

March 31, 2015
Amortizable core deposit intangibles	$76,185	$46,652	$29,533

Amortization expense of core deposit intangibles for the three months ended March 31, 2016 and 2015, and for the year ended December 31, 2015 totaled $1.9 million, $2.2 million, and $8.4 million, respectively. As of March 31, 2016, the estimated remaining amortization expense of core deposit intangibles is as follows (dollars in thousands):

For the remaining nine months of 2016	$5,052
For the year ending December 31, 2017	5,590
For the year ending December 31, 2018	4,144
For the year ending December 31, 2019	3,093
For the year ending December 31, 2020	2,028
For the year ending December 31, 2021	1,035
Thereafter	488
Total estimated amortization expense	$21,430

5.	BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Total short-term borrowings consist of the following as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31,	December 31,
	2016	2015
Securities sold under agreements to repurchase	$91,977	$84,977
Other short-term borrowings	466,000	304,000
Total short-term borrowings	$557,977	$388,977

Maximum month-end outstanding balance	$574,050	$445,761
Average outstanding balance during the period	525,503	379,783
Average interest rate during the period	0.48%	0.25%
Average interest rate at end of period	0.36%	0.27%

Other short-term borrowings:
Federal funds purchased	$3,000	$-
FHLB	$447,000	$304,000
Other lines of credit	16,000	-

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $172.0 million and $175.0 million at March 31, 2016 and December 31, 2015, respectively. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $1.5 billion at March 31, 2016 and December 31, 2015, respectively.

Long-term Borrowings

In connection with two bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. In connection with the acquisition of StellarOne, the Company acquired trust preferred capital notes totaling $32.0 million with a remaining fair value discount of $6.9 million at March 31, 2016. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Trust Preferred Capital Securities(1)	Investment(1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	3.38%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	2.03%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	3.36%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	3.73%	6/26/2033
Total	$90,500,000	$2,801,000

(1) The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company's junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company's investment in the trusts is reported in "Other Assets" within the Consolidated Balance Sheets.

As part of a prior acquisition, the Company assumed subordinated debt with terms of LIBOR plus 1.45% and a maturity date of April 2016. At March 31, 2016, the carrying value of the subordinated debt was $17.5 million, with a remaining fair value discount of $41,000.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s Consolidated Balance Sheets. In accordance with ASC 470-50, Modifications and Extinguishments, the Company will amortize this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings in the Company’s Consolidated Statements of Income. Amortization expense for the three months ended March 31, 2016 and 2015 was $463,000 and $447,000, respectively.

In connection with the StellarOne acquisition, the Company assumed $70.0 million in long-term borrowings with the FHLB of which there is $60.0 million remaining at March 31, 2016 that had a remaining fair value premium of $1.1 million.

As of March 31, 2016, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	1.07%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	1.08%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	1.08%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	1.08%	11/23/2022	10,000
Fixed Rate	-	3.62%	11/28/2017	10,000
Fixed Rate	-	3.75%	7/30/2018	5,000
Fixed Rate	-	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	-	2.11%	10/5/2016	25,000
Fixed Rate Hybrid	-	0.91%	7/25/2016	15,000
				$200,000

As of December 31, 2015, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	1.05%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	1.07%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	1.07%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	1.07%	11/23/2022	10,000
Fixed Rate	-	3.62%	11/28/2017	10,000
Fixed Rate	-	3.75%	7/30/2018	5,000
Fixed Rate	-	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	-	2.11%	10/5/2016	25,000
Fixed Rate Hybrid	-	0.91%	7/25/2016	15,000
				$200,000

The carrying value of the loans and securities pledged as collateral for FHLB advances totaled $1.9 billion as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Debt	FHLB Advances	Fair Value Premium (Discount)	Prepayment Penalty	Total Long-term Borrowings
Remaining nine months in 2016	$-	$17,500	$40,000	$271	$(1,418)	$56,353
2017	-	-	10,000	170	(1,922)	8,248
2018	-	-	10,000	(143)	(1,970)	7,887
2019	-	-	-	(286)	(2,018)	(2,304)
2020	-	-	-	(301)	(2,074)	(2,375)
2021	-	-	-	(316)	(2,119)	(2,435)
Thereafter	93,301	-	140,000	(5,306)	(1,707)	226,288
Total Long-term borrowings	$93,301	$17,500	$200,000	$(5,911)	$(13,228)	$291,662

6.	COMMITMENTS AND CONTINGENCIES

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

The following table presents the balances of commitments and contingencies (dollars in thousands):

	March 31,	December 31,
	2016	2015
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$1,506,231	$1,557,350
Standby letters of credit	74,814	139,371
Mortgage loan rate lock commitments	62,975	50,369
Total commitments with off-balance sheet risk	$1,644,020	$1,747,090
Commitments with balance sheet risk:
Loans held for sale	$25,109	$36,030
Total other commitments	$1,669,129	$1,783,120

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended March 31, 2016 and December 31, 2015, the aggregate amount of daily average required reserves was approximately $48.3 million and $48.7 million, respectively.

As of March 31, 2016, the Company had approximately $38.1 million in deposits in other financial institutions, of which $15.1 million and $9.8 million serve as collateral for the cash flow hedges and loan swaps, respectively, as discussed in Note 7 “Derivatives”. The Company had approximately $11.7 million in deposits in other financial institutions that were uninsured at March 31, 2016. On an annual basis, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 7 “Derivatives” for additional information.

In the ordinary course of business, the Company records an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates; as of March 31, 2016 and December 31, 2015, the Company’s indemnification reserve for such mortgage loans was $423,000 and $450,000, respectively.

7.	DERIVATIVES

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

Cash Flow Hedges

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings such as trust preferred capital notes, FHLB borrowings, and prime commercial loans. The Company uses interest rate swap agreements as part of its hedging strategy by exchanging a notional amount, equal to the principal amount of the borrowings, for fixed-rate interest based on benchmarked interest rates.

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

Fair Value Hedge

Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates. During the normal course of business, the Company enters into interest rate swaps to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At March 31, 2016 and December 31, 2015, the aggregate notional amount of the related hedged items was $61.2 million for both periods, with fair value amounts of $3.3 million and $689,000, respectively.

The Company applies hedge accounting in accordance with ASC 815 and the fair value hedge and the underlying hedged item, attributable to the risk being hedged, are recorded at fair value with unrealized gains and losses being recorded in the Company’s Consolidated Statements of Income. Statistical regression analysis is used to assess hedge effectiveness, both at inception of the hedging relationship and on an ongoing basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in fair value of the asset being hedged due to changes in the hedged risk. The Company’s fair value hedges continue to be highly effective and had no material impact on the Consolidated Statements of Income, but if any ineffectiveness exists, portions of the unrealized gains or losses would be recorded in interest income and interest expense in the Company’s Consolidated Statements of Income.

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

The following table summarizes key elements of the Company’s derivative instruments as of March 31, 2016 and December 31, 2015, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	March 31, 2016					December 31, 2015
		Derivative (2)					Derivative (2)
	Notional or Contractual Amount (1)	Positions	Assets	Liabilities	Collateral Pledged (3)	Notional or Contractual Amount (1)	Positions	Assets	Liabilities	Collateral Pledged (3)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$263,000	11	$1,797	$15,279	$18,562	$263,000	11	$946	$10,352	$14,449
Fair value hedges	61,150	4	-	3,418	-	61,150	4	-	888	-
Total	324,150	15	1,797	18,697	18,562	324,150	15	946	11,240	14,449

Derivatives not designated as accounting hedges:
Interest rate contracts:
Loan Swaps	153,107	74	7,540	7,540	11,296	138,969	68	3,758	3,758	5,983
Other contracts:
Interest rate lock commitments	62,975	258	1,252	-	-	50,369	199	701	-	-
Total	216,082	332	8,792	7,540	11,296	189,338	267	4,459	3,758	5,983
Total derivatives	$540,232	347	$10,589	$26,237	$29,858	$513,488	282	$5,405	$14,998	$20,432

(1) Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.

(2) Balances represent fair value of derivative financial instruments.

(3) Collateral pledged is comprised of both cash and securities.

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the three months ended March 31, 2016 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Total
Balance - December 31, 2015	$7,777	$4,432	$(5,957)	$6,252

Other comprehensive income (loss)	3,032	(292)	(2,681)	59
Amounts reclassified from accumulated other comprehensive income	(93)	-	141	48
Net current period other comprehensive income (loss)	2,939	(292)	(2,540)	107

Balance - March 31, 2016	$10,716	$4,140	$(8,497)	$6,359

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

Reclassifications of unrealized gains (losses) on available for sale securities are reported in the Company’s Consolidated Statements of Income as “Gains on securities transactions, net” with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported gains of $143,000 and $193,000 for the three months ended March 31, 2016 and 2015, respectively, related to the sale of securities. The tax effect of these transactions during the three months ended March 31, 2016 and 2015 were $50,000 and $68,000, respectively, which amounts were included as a component of income tax expense.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense in the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $217,000 and $418,000 for the three months ended March 31, 2016 and 2015, respectively. The tax effect of these transactions during the three months ended March 31, 2016 and 2015 were $76,000 and $146,000, respectively, which were included as a component of income tax expense.

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

Derivative instruments

As discussed in Note 7 “Derivatives”, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale as well as best effort forward delivery commitments to mitigate interest rate risk; these instruments are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. However, this value is adjusted by a pull-through rate which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments while a decrease in the pull-through rate will result in a negative fair value adjustment. The Company’s weighted average pull-through rate was approximately 80% as of March 31, 2016 and December 31, 2015. As of March 31, 2016, the interest rate lock commitments are recorded as a component of “Other Assets” on the Company’s Consolidated Balance Sheets.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2016 and December 31, 2015.

The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

Loans held for sale

Loans held for sale are carried at fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded within the mortgage segment and are reported on a separate line item in the Company’s Consolidated Statements of Income.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 (dollars in thousands):

	Fair Value Measurements at March 31, 2016 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$-	$265,969	$-	$265,969
Corporate and other bonds	-	93,766	-	93,766
Mortgage-backed securities	-	568,562	-	568,562
Other securities	-	11,112	-	11,112
Loans held for sale	-	25,109	-	25,109
Derivatives:
Interest rate swap	-	7,540	-	7,540
Cash flow hedges	-	1,797	-	1,797
Interest rate lock commitments	-	-	1,252	1,252

LIABILITIES
Derivatives:
Interest rate swap	$-	$7,540	$-	$7,540
Cash flow hedges	-	15,279	-	15,279
Fair value hedges	-	3,418	-	3,418

	Fair Value Measurements at December 31, 2015 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$-	$268,079	$-	$268,079
Corporate and other bonds	-	75,979	-	75,979
Mortgage-backed securities	-	548,171	-	548,171
Other securities	-	11,063	-	11,063
Loans held for sale	-	36,030	-	36,030
Derivatives:
Interest rate swap	-	3,758	-	3,758
Cash flow hedges	-	946	-	946
Interest rate lock commitments	-	-	701	701

LIABILITIES
Derivatives:
Interest rate swap	$-	$3,758	$-	$3,758
Cash flow hedges	-	10,352	-	10,352
Fair value hedges	-	888	-	888

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

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). For the periods ending March 31, 2016 and December 31, 2015, the Level 3 weighted averages related to impaired loans were 0.0% and 7.0%, respectively. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

Other real estate owned

OREO is evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Fair values of OREO are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. For the periods ending March 31, 2016 and December 31, 2015, the Level 3 weighted averages related to OREO were approximately 31.0% and 32.0%, respectively.

Total valuation expenses related to OREO properties for the three months ended March 31, 2016 and 2015 totaled $126,000 and $590,000, respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015 (dollars in thousands):

	Fair Value Measurements at March 31, 2016 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$-	$-	$4,191	$4,191
Other real estate owned	-	-	14,246	14,246

	Fair Value Measurements at December 31, 2015 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$-	$-	$2,214	$2,214
Other real estate owned	-	-	15,299	15,299

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2016 and December 31, 2015.

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

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015 are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2016 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$133,339	$133,339	$-	$-	$133,339
Securities available for sale	939,409	-	939,409	-	939,409
Held to maturity securities	204,444	-	210,349	-	210,349
Restricted stock	58,211	-	58,211	-	58,211
Loans held for sale	25,109	-	25,109	-	25,109
Net loans	5,746,103	-	-	5,781,970	5,781,970
Derivatives:
Interest rate lock commitments	1,252	-	-	1,252	1,252
Interest rate swap	7,540	-	7,540	-	7,540
Cash flow hedges	1,797	-	1,797	-	1,797
Accrued interest receivable	22,018	-	22,018	-	22,018
Bank owned life insurance	175,033	-	175,033	-	175,033

LIABILITIES
Deposits	$5,945,982	$-	$5,944,634	$-	$5,944,634
Borrowings	849,638	-	827,558	-	827,558
Accrued interest payable	1,660	-	1,660	-	1,660
Derivatives:
Interest rate swap	7,540	-	7,540	-	7,540
Cash flow hedges	15,279	-	15,279	-	15,279
Fair value hedges	3,418	-	3,418	-	3,418

		Fair Value Measurements at December 31, 2015 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$142,660	$142,660	$-	$-	$142,660
Securities available for sale	903,292	-	903,292	-	903,292
Held to maturity securities	205,374	-	209,437	-	209,437
Restricted stock	51,828	-	51,828	-	51,828
Loans held for sale	36,030	-	36,030	-	36,030
Net loans	5,637,415	-	-	5,671,155	5,671,155
Derivatives:
Interest rate lock commitments	701	-	-	701	701
Interest rate swap	3,758	-	3,758	-	3,758
Cash flow hedges	946	-	946	-	946
Accrued interest receivable	20,760	-	20,760	-	20,760
Bank owned life insurance	173,687	-	173,687	-	173,687

LIABILITIES
Deposits	$5,963,936	$-	$5,957,484	$-	$5,957,484
Borrowings	680,175	-	659,364	-	659,364
Accrued interest payable	1,578	-	1,578	-	1,578
Derivatives:
Interest rate swap	3,758	-	3,758	-	3,758
Cash flow hedges	10,352	-	10,352	-	10,352
Fair value hedges	888	-	888	-	888

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

There were approximately 76,583 and 159,460 shares underlying anti-dilutive awards for the three months ended March 31, 2016 and 2015, respectively. Anti-dilutive awards were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2016 and 2015 (in thousands except per share data):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended March 31, 2016
Net income, basic	$16,961	44,251	$0.38
Add: potentially dilutive common shares - stock awards	-	76	-
Diluted	$16,961	44,327	$0.38

For the three months ended March 31, 2015
Net income, basic	$15,701	45,106	$0.35
Add: potentially dilutive common shares - stock awards	-	82	-
Diluted	$15,701	45,188	$0.35

11.	SEGMENT REPORTING DISCLOSURES

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest. The interest rate on the warehouse line of credit for both the three months ended March 31, 2016 and 2015 was the three month LIBOR rate plus 0.15% with no floor. These transactions are eliminated in the consolidation process.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2016 and 2015 is as follows (dollars in thousands):

UNION BANKSHARES CORPORATION AND SUBSIDIARIES

SEGMENT FINANCIAL INFORMATION

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended March 31, 2016
Net interest income	$63,425	$306	$-	$63,731
Provision for credit losses	2,500	104	-	2,604
Net interest income after provision for credit losses	60,925	202	-	61,127
Noninterest income	13,608	2,477	(171)	15,914
Noninterest expenses	51,844	2,599	(171)	54,272
Income before income taxes	22,689	80	-	22,769
Income tax expense	5,782	26	-	5,808
Net income	$16,907	$54	$-	$16,961
Total assets	$7,825,652	$55,069	$(48,110)	$7,832,611

Three Months Ended March 31, 2015
Net interest income	$61,723	$246	$-	$61,969
Provision for credit losses	1,750	-	-	1,750
Net interest income after provision for credit losses	59,973	246	-	60,219
Noninterest income	12,848	2,376	(170)	15,054
Noninterest expenses	50,972	3,038	(170)	53,840
Income (loss) before income taxes	21,849	(416)	-	21,433
Income tax expense (benefit)	5,881	(149)	-	5,732
Net income (loss)	$15,968	$(267)	$-	$15,701
Total assets	$7,382,266	$55,380	$(49,087)	$7,388,559

12.	SUBSEQUENT EVENTS

On April 5, 2016, Union Bankshares Corporation announced that its subsidiary bank, Union Bank & Trust, entered into an agreement to acquire Old Dominion Capital Management, Inc., a Charlottesville, Virginia based registered investment advisor with nearly $300 million in assets under management.

Review Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Union Bankshares Corporation

We have reviewed the consolidated balance sheet of Union Bankshares Corporation (the “Company”) as of March 31, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2016 and 2015. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended, not presented herein and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 25, 2016. In our opinion, the accompanying consolidated balance sheet of the Company as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Richmond, Virginia
May 5, 2016

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2015. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events.  Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any projected future results, performance, or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic and bank industry conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, stock and bond markets, accounting standards or interpretations of existing standards, mergers and acquisitions, technology, information security, and consumer spending and savings habits. More information is available on the Company’s website, http://investors.bankatunion.com and on the Securities and Exchange Commission’s website, www.sec.gov. The information on the Company’s website is not a part of this Form 10-Q. The Company does not intend or assume any obligation to update or revise any forward-looking statements that may be made from time to time by or on behalf of the Company.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with U.S. GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as needed. Management has discussed the Company’s critical accounting policies and estimates with the Audit Committee of the Board of Directors.

The critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, acquired loans, and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company provides additional information on its critical accounting policies and estimates listed above under “MD&A—Critical Accounting Policies” in our 2015 Form 10-K.

ABOUT UNION BANKSHARES CORPORATION

Headquartered in Richmond, Union Bankshares Corporation is the largest community banking organization headquartered in Virginia and operates in all major banking markets of the Commonwealth. Union Bankshares Corporation is the holding company for Union Bank & Trust, which provides banking, trust, and wealth management services and has a statewide presence of 121 bank branches and approximately 200 ATMs. Non-bank affiliates of the holding company include: Union Mortgage Group, Inc., which provides a full line of mortgage products, and Union Insurance Group, LLC, which offers various lines of insurance products.

Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol UBSH. Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of or incorporated into this report.

RESULTS OF OPERATIONS

Executive Overview

For the quarter ended March 31, 2016, the Company reported net income of $17.0 million and earnings per share of $0.38. These results represent an increase of $1.3 million, or 8.0%, from $15.7 million in earnings from the first quarter of 2015. Earnings per share of $0.38 for the current quarter represent an increase of $0.03, or 8.6%, in earnings per share from the first quarter of 2015. This increase is primarily attributable to increases in net interest income, resulting from higher average loan balances.

•	Net income for the first quarter of 2016 for the community bank segment was $16.9 million, or $0.38 per share, compared to $16.0 million, or $0.36 per share, in the first quarter of 2015.
•	The mortgage segment reported net income of $54,000 for the first quarter of 2016, an improvement of $321,000 from a loss of $267,000 in the first quarter of 2015. The improvement was largely a result of cost control initiatives in personnel costs.
•	Net income for the first quarter of 2016 included after-tax branch closure costs of approximately $195,000 related to the previously announced 2016 branch closures.
•	Adjusted for the sale of the credit card portfolio that occurred in the third quarter of 2015, loans held for investment grew $417.4 million, or 7.8%, from March 31, 2015, while average loan balances increased $373.8 million, or 7.0%, from the prior year. Period end loan balances grew $109.0 million, or 7.7% (annualized), from December 31, 2015.
•	Deposits grew $275.8 million, or 4.9%, from March 31, 2015, while average deposit balances increased $259.5 million, or 4.6%, from the prior year. Period end deposit balances decreased $18.0 million, or 1.2% (annualized), from December 31, 2015.
•	Asset quality continued to improve due to reductions in nonperforming assets and past due loan levels.

Net Interest Income

	For the Three Months Ended
	March 31,
	2016	2015	Change
	(Dollars in thousands)
Average interest-earning assets	$6,968,988	$6,576,415	$392,573
Interest income (FTE)	$73,238	$69,761	$3,477
Yield on interest-earning assets	4.23%	4.30%	(7	)bps
Core yield on interest-earning assets (1)	4.16%	4.26%	(10	)bps
Average interest-bearing liabilities	$5,379,799	$5,096,040	$283,759
Interest expense	$7,018	$5,631	$1,387
Cost of interest-bearing liabilities	0.52%	0.45%	7	bps
Core cost of interest-bearing liabilities (1)	0.53%	0.54%	(1	)bps
Cost of funds	0.41%	0.35%	6	bps
Core cost of funds (1)	0.40%	0.42%	(2	)bps
Net Interest Income (FTE)	$66,220	$64,130	$2,090
Net Interest Margin (FTE)	3.82%	3.95%	(13	)bps
Core Net Interest Margin (FTE) (1)	3.76%	3.84%	(8	)bps

(1) Core metrics exclude the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the first quarter of 2016, tax-equivalent net interest income was $66.2 million, an increase of $2.1 million from the first quarter of 2015, primarily driven by higher average loan balances. Net accretion related to acquisition accounting decreased $705,000 from the first quarter of 2015 to $1.1 million in the first quarter of 2016. The first quarter 2016 tax-equivalent net interest margin decreased by 13 basis points to 3.82% compared to 3.95% in the comparable quarter in the prior year. Core tax-equivalent net interest margin (which excludes the 6 basis point impact of acquisition accounting accretion in the first quarter of 2016 and 11 basis points in the first quarter of 2015) decreased by 8 basis points to 3.76% in the first quarter of 2016 from 3.84% in the first quarter of 2015. The decrease in core tax-equivalent net interest margin was driven by the 10 basis point decline in interest-earning asset yields outpacing the 2 basis point reduction in cost of funds. The decline in interest-earning asset yields was primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$743,724	$4,316	2.33%	$730,404	$3,807	2.11%
Tax-exempt	443,426	5,291	4.80%	413,228	5,114	5.02%
Total securities	1,187,150	9,607	3.25%	1,143,632	8,921	3.16%
Loans, net (2) (3)	5,709,998	63,326	4.46%	5,360,676	60,527	4.58%
Loans held for sale	27,304	257	3.79%	38,469	296	3.12%
Federal funds sold	813	1	0.47%	792	-	0.20%
Money market investments	-	-	0.00%	1	-	0.00%
Interest-bearing deposits in other banks	43,723	47	0.44%	32,845	17	0.20%
Total earning assets	6,968,988	$73,238	4.23%	6,576,415	$69,761	4.30%
Allowance for loan losses	(35,034)			(32,992)
Total non-earning assets	830,876			819,260
Total assets	$7,764,830			$7,362,683

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$2,809,961	$1,393	0.20%	$2,591,991	$1,160	0.18%
Regular savings	580,923	217	0.15%	555,356	268	0.20%
Time deposits (4)	1,171,972	2,585	0.89%	1,269,352	1,893	0.60%
Total interest-bearing deposits	4,562,856	4,195	0.37%	4,416,699	3,321	0.30%
Other borrowings (5)	816,943	2,823	1.39%	679,341	2,310	1.38%
Total interest-bearing liabilities	5,379,799	$7,018	0.52%	5,096,040	$5,631	0.45%

Noninterest-bearing liabilities:
Demand deposits	1,336,548			1,223,218
Other liabilities	59,069			60,877
Total liabilities	6,775,416			6,380,135
Stockholders' equity	989,414			982,548
Total liabilities and stockholders' equity	$7,764,830			$7,362,683

Net interest income		$66,220			$64,130

Interest rate spread (6)			3.71%			3.85%
Cost of funds			0.41%			0.35%
Net interest margin (7)			3.82%			3.95%

(1) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.

(2) Nonaccrual loans are included in average loans outstanding.

(3) Interest income on loans includes $1.1 million and $639,000 for the three months ended March 31, 2016 and 2015, respectively, in accretion of the fair market value adjustments related to acquisitions.

(4) Interest expense on certificates of deposits includes $0 and $1.1 million for the three months ended March 31, 2016 and 2015, respectively, in accretion of the fair market value adjustments related to acquisitions.

(5) Interest expense on borrowings includes $62,000 and $137,000 for the three months ended March 31, 2016 and 2015, respectively, in accretion of the fair market value adjustments related to acquisitions.

(6) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.

(7) Core net interest margin excludes purchase accounting adjustments and was 3.76% and 3.84% for the three months ended March 31, 2016 and 2015, respectively.

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

	Three Months Ended
	March 31, 2016 vs. March 31, 2015
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$71	$438	$509
Tax-exempt	365	(188)	177
Total securities	436	250	686
Loans, net (1)	3,889	(1,090)	2,799
Loans held for sale	(92)	53	(39)
Federal funds sold	-	1	1
Interest-bearing deposits in other banks	7	23	30
Total earning assets	$4,240	$(763)	$3,477

Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$102	$131	$233
Regular savings	12	(63)	(51)
Time Deposits (2)	(155)	847	692
Total interest-bearing deposits	(41)	915	874
Other borrowings (3)	475	38	513
Total interest-bearing liabilities	434	953	1,387

Change in net interest income	$3,806	$(1,716)	$2,090

(1) The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $445,000.

(2) The rate-related change in interest expense on time deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $1.1 million.

(3) The rate-related change in interest expense on other borrowings includes the impact of lower accretion of the acquisition-related fair market value adjustments of $75,000.

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The net accretion impact for the quarters ended March 31, 2015 and 2016 as well as the remaining estimated net accretion impact are reflected in the following table (dollars in thousands):

	Accretion		Accretion (Amortization)
	Loan	Certificates of Deposit	Borrowings	Total

For the quarter ended March 31, 2015	$639	$1,075	$137	$1,851
For the quarter ended March 31, 2016	1,084	-	62	1,146
For the remaining nine months of 2016	3,047	-	271	3,318
For the years ending:
2017	4,018	-	170	4,188
2018	3,572	-	(143)	3,429
2019	2,718	-	(286)	2,432
2020	2,067	-	(301)	1,766
2021	1,879	-	(316)	1,563
Thereafter	8,910	-	(5,306)	3,604

Noninterest Income

	For the Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,734	$4,214	$520	12.3%
Other service charges, commissions and fees	4,156	3,584	572	16.0%
Fiduciary and asset management fees	2,138	2,219	(81)	-3.7%
Mortgage banking income, net	2,146	2,379	(233)	-9.8%
Gains on securities transactions, net	143	193	(50)	-25.9%
Bank owned life insurance income	1,372	1,135	237	20.9%
Other operating income	1,225	1,330	(105)	-7.9%
Total noninterest income	$15,914	$15,054	$860	5.7%

Mortgage segment operations	$(2,477)	$(2,376)	$(101)	4.3%
Intercompany eliminations	171	170	1	0.6%
Community Bank segment	$13,608	$12,848	$760	5.9%

For the quarter ended March 31, 2016, noninterest income increased $860,000, or 5.7%, to $15.9 million from $15.1 million in the first quarter of 2015. The main drivers of the increase in noninterest income include an increase in customer-related noninterest income (service charges on deposit accounts and other service charges), primarily due to higher overdraft fees and interchange fees, and an increase in income from bank owned life insurance. These increases were partially offset by a decrease in mortgage banking income driven by lower originations in the current quarter. Mortgage loan originations declined $40.5 million, or 29.2%, from $138.7 million in the first quarter of 2015 to $98.2 million for the quarter ended March 31, 2016.

Noninterest expense

	For the Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$28,048	$27,492	$556	2.0%
Occupancy expenses	4,976	5,133	(157)	-3.1%
Furniture and equipment expenses	2,636	2,813	(177)	-6.3%
Technology and data processing	3,814	3,255	559	17.2%
Professional services	1,989	1,348	641	47.6%
Marketing and advertising expense	1,938	1,687	251	14.9%
OREO and credit-related expenses (1)	569	1,186	(617)	-52.0%
Other operating expenses	10,302	10,926	(624)	-5.7%
Total noninterest expense	$54,272	$53,840	$432	0.8%

Mortgage segment operations	$(2,599)	$(3,038)	$439	-14.5%
Intercompany eliminations	171	170	1	0.6%
Community Bank segment	$51,844	$50,972	$872	1.7%

(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the quarter ended March 31, 2016, noninterest expense increased $432,000 to $54.3 million from $53.8 million when compared to the first quarter of 2015. The main drivers of the increase in noninterest expense include an increase in salaries and benefits expense of $556,000 primarily related to annual merit adjustments and increases in equity-based compensation, an increase in technology and software costs of $559,000 due to investments in infrastructure as the Company prepares for growth, and an increase in professional fees of $641,000 due to higher audit and project-related consulting expenses. These increases were offset by declines in OREO and credit-related costs of $617,000 related to lower valuation adjustments and OREO expenses, lower CDI amortization expense of $342,000, and decreases in printing and postage costs of $231,000.

SEGMENT INFORMATION

Community Bank Segment

For the three months ended March 31, 2016, the community bank segment reported net income of $16.9 million, which was $939,000 higher than net income in the first quarter of 2015. Net interest income increased $1.7 million from $61.7 million in the first quarter of 2015 to $63.4 million in the first quarter of 2016, primarily driven by loan growth. The provision for credit losses for the quarter ended March 31, 2016 was $2.5 million, an increase of $750,000 compared to the same quarter a year ago. The increase in the provision for loan losses in the current period compared to the same periods in the prior year was primarily driven by higher loan balances in 2016.

Noninterest income increased $760,000, or 5.9%, from $12.9 million in the first quarter of 2015 to $13.6 million in the first quarter of 2016. Customer-related noninterest income (service charges on deposit accounts and other service charges) increased $1.1 million primarily due to higher overdraft fees and interchange fees. Other increases in noninterest income were related to an increase in income from bank owned life insurance of $237,000 and an increase in loan interest-rate swap fees of $451,000. These increases in noninterest income were partially offset by a nonrecurring gain from the dissolution of a limited partnership that occurred in the first quarter of 2015.

Noninterest expense increased $872,000, or 1.7%, from $51.0 million in the first quarter of 2015 to $51.8 million in the current quarter. The increase in noninterest expense is driven by an increase in salaries and benefits expense primarily related to annual merit adjustments and increases in equity-based compensation, an increase in technology and software costs, and an increase in professional fees due to higher audit and project-related consulting expenses. Noninterest expense in the first quarter included branch closure costs of approximately $300,000 related to previously announced 2016 branch closures. These increases in noninterest expense were partially offset by decreases in OREO and credit related expenses and other operating expenses. The community banking segment’s efficiency ratio (tax-effected) was 65.3% compared to 66.4% for the first quarter of 2015.

Mortgage Segment

The mortgage segment reported net income of $54,000 for the first quarter of 2016, an improvement of $321,000 from a net loss of $267,000 in the first quarter of 2015. The improvement was due to a reduction in noninterest expense of $439,000, largely a result of cost control initiatives in personnel costs as well as volume-driven expenses. Mortgage banking income, net of commissions, declined $233,000 from the first quarter of 2015 due to lower origination volume of 29.2%.

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

The effective tax rate for the three months ended March 31, 2016 and 2015 was 25.5% and 26.7%, respectively. The decrease in the effective tax rate is primarily related to increases in tax-exempt interest income on the investment portfolio and tax-exempt bank-owned life insurance income.

BALANCE SHEET

Assets

At March 31, 2016, total assets were $7.8 billion, an increase of $139.3 million, from $7.7 billion at December 31, 2015. The increase in assets was mostly related to loan growth.

Loans held for investment, net of deferred fees and costs, were $5.8 billion at March 31, 2016, an increase of $109.0 million, or 7.7% (annualized), from December 31, 2015. The increase was primarily driven by growth in construction/land development, non-owner occupied commercial real estate, and consumer loans. Average loans increased $97.6 million, or 7.0% (annualized), from December 31, 2015. For additional information on the Company’s loan activity, please refer to “Loan Portfolio” below or Note 3 “Loans and Allowance for Loan Losses” in Part I, Item 1 – Financial Statements, of this report.

Liabilities and Stockholders’ Equity

At March 31, 2016, total liabilities were $6.9 billion, an increase of $153.7 million from December 31, 2015.

•	Total deposits at March 31, 2016 were $5.9 billion, a decrease of $18.0 million, or 1.2% (annualized), when compared to $6.0 billion at December 31, 2015, while average deposits decreased $6.0 million, or 0.4% (annualized), from December 31, 2015. The net decrease in deposits from year-end 2015 was primarily related to declines in noninterest-bearing deposits, NOW accounts, and time deposits, partially offset by increases in money markets and savings accounts. For further discussion on this topic, see “Deposits” below.

•	The Company’s short term borrowings generally include secured financing transactions, such as customer repurchase agreements, advances from the FHLB, and other lines of credit. Short-term borrowings at March 31, 2016 were $558.0 million, an increase of $169.0 million from December 31, 2015, primarily due to an increase in FHLB advances. For additional information on the Company’s borrowings activity, please refer to Note 5 “Borrowings” in Part I, Item 1 – Financial Statements, of this report.

At March 31, 2016, stockholders’ equity was $981.0 million, a decrease of $14.4 million from $995.4 million reported at December 31, 2015. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes but have decreased from prior periods primarily due to share repurchases. The total risk-based capital ratios at March 31, 2016 and December 31, 2015 were 12.16% and 12.46%, respectively. The Tier 1 risk-based capital ratios were 11.63% and 11.93% at March 31, 2016 and December 31, 2015, respectively. The common equity Tier 1 risk-based capital ratios were 10.25% and 10.55% at March 31, 2016 and December 31, 2015, respectively. The Company’s common equity to total asset ratios at March 31, 2016 and December 31, 2015 were 12.52% and 12.94%, respectively, while its tangible common equity to tangible assets ratios were 8.86% and 9.20%, respectively, at the same dates.

On October 29, 2015, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $25.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. This share repurchase program was completed on February 19, 2016. On February 25, 2016, the Company’s Board of Directors authorized another share repurchase program to purchase up to $25.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The Company repurchased approximately 1.0 million shares during the quarter ended March 31, 2016 and had approximately $22.4 million available for repurchase under the current program.

Also, the Company declared and paid a cash dividend of $0.19 per share during the first quarter of 2016, consistent with the dividend paid in the prior quarter, and an increase of $0.04 per share, or 26.7%, compared to the same quarter in the prior year.

Securities

At March 31, 2016, the Company had total investments in the amount of $1.2 billion, or 15.3% of total assets, as compared to $1.2 billion, or 15.1% of total assets, at December 31, 2015. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The Company transferred these securities to held to maturity to reduce the impact of price volatility on capital and in consideration of changes to the regulatory environment. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer with a remaining balance of $6.4 million as of March 31, 2016.

The table below sets forth a summary of the securities available for sale, securities held to maturity, and restricted stock, at fair value for the following periods (dollars in thousands):

	March 31,	December 31,
	2016	2015
Available for Sale:
Obligations of states and political subdivisions	$265,969	$268,079
Corporate and other bonds	93,766	75,979
Mortgage-backed securities	568,562	548,171
Other securities	11,112	11,063
Total securities available for sale, at fair value	939,409	903,292

Held to Maturity:
Obligations of states and political subdivisions	204,444	205,374

Federal Reserve Bank stock	23,808	23,808
Federal Home Loan Bank stock	34,403	28,020
Total restricted stock	58,211	51,828
Total investments	$1,202,064	$1,160,494

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized for the quarter ended March 31, 2016. For the year ended December 31, 2015, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000. During the quarter ended March 31, 2016, the municipal security was sold.  As a result, the Company recognized an additional loss on sale of the previously written down security. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of March 31, 2016 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total

Mortgage backed securities:
Amortized cost	$-	$49,089	$183,381	$328,996	$561,466
Fair value	-	49,497	185,824	333,241	568,562
Weighted average yield (1)	-	1.98	2.18	2.16	2.15

Obligations of states and political subdivisions:
Amortized cost	3,618	40,024	93,959	117,250	254,851
Fair value	3,680	42,104	98,820	121,365	265,969
Weighted average yield (1)	7.08	4.68	4.74	4.17	4.50

Corporate bonds and other securities:
Amortized cost	6,085	5,040	39,557	55,871	106,553
Fair value	6,112	5,040	39,258	54,468	104,878
Weighted average yield (1)	0.36	0.31	3.91	1.99	2.53

Total securities available for sale:
Amortized cost	9,703	94,153	316,897	502,117	922,870
Fair value	9,792	96,641	323,902	509,074	939,409
Weighted average yield (1)	2.87	3.04	3.15	2.61	2.84

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of securities held to maturity at carrying value and their weighted average yields as of March 31, 2016 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Obligations of states and political subdivisions:
Carrying Value	$1,477	$7,907	$49,884	$145,176	$204,444
Fair value	1,479	8,046	51,178	149,646	210,349
Weighted average yield (1)	1.38	1.59	3.00	3.40	3.22

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of March 31, 2016, the Company maintained a diversified municipal bond portfolio with approximately 73% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the State of Texas represented 13%, the State of Washington represented 12%, and the Commonwealth of Virginia represented 12% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade by Moody’s or Standard & Poor’s. The non-investment grade securities are principally insured Texas municipalities with no underlying rating.  When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of March 31, 2016, the cash, interest-bearing deposits in other banks, money market investments, federal funds sold, loans held for sale, and loans that mature within one year totaled $1.9 billion, or 27.6%, of total earning assets. As of March 31, 2016, approximately $1.8 billion, or 30.5%, of total loans are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments.

Loan Portfolio

Loans, net of deferred fees and costs, were $5.8 billion at March 31, 2016, $5.7 billion at December 31, 2015, and $5.4 billion at March 31, 2015. Loans secured by real estate continue to represent the Company’s largest category, comprising 82.6% of the total loan portfolio at March 31, 2016.

The following table presents the Company’s composition of loans, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	March 31,		December 31,		September 30,		June 30,		March 31,
	2016		2015		2015		2015		2015
Loans secured by real estate:
Residential 1-4 family	$926,556	16.0%	$925,490	16.3%	$935,266	16.9%	$937,557	17.0%	$916,557	17.0%
Commercial	2,145,454	37.2%	2,130,566	37.6%	2,087,186	37.6%	2,092,228	38.0%	2,078,688	38.6%
Construction, land development and other land loans	776,698	13.4%	749,720	13.2%	694,644	12.5%	671,233	12.2%	657,581	12.2%
Second mortgages	51,921	0.9%	52,977	0.9%	52,547	0.9%	54,224	1.0%	54,371	1.0%
Equity lines of credit	517,122	9.0%	517,050	9.1%	514,730	9.3%	512,499	9.3%	515,187	9.6%
Multifamily	323,270	5.6%	322,528	5.7%	329,959	6.0%	316,474	5.7%	298,651	5.5%
Farm land	29,724	0.5%	28,963	0.5%	26,984	0.5%	25,061	0.5%	27,029	0.5%
Total real estate loans	4,770,745	82.6%	4,727,294	83.3%	4,641,316	83.7%	4,609,276	83.7%	4,548,064	84.4%

Commercial & industrial loans	453,208	7.8%	435,366	7.7%	409,654	7.4%	426,024	7.7%	409,867	7.6%

Consumer installment loans
Personal	447,341	7.7%	403,857	7.1%	389,379	7.0%	354,485	6.4%	335,649	6.2%
Credit cards	-	0.0%	-	0.0%	-	0.0%	26,349	0.5%	24,691	0.5%
Total consumer installment loans	447,341	7.7%	403,857	7.1%	389,379	7.0%	380,834	6.9%	360,340	6.7%

All other loans	109,208	1.9%	104,945	1.9%	103,272	1.9%	94,251	1.7%	69,484	1.3%
Gross loans	$5,780,502	100.0%	$5,671,462	100.0%	$5,543,621	100.0%	$5,510,385	100.0%	$5,387,755	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of March 31, 2016 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Loans secured by real estate:
Residential 1-4 family	$926,556	$74,401	$345,251	$15,558	$329,693	$506,904	$281,108	$225,796
Commercial	2,145,454	228,577	619,302	150,196	469,106	1,297,575	964,668	332,907
Construction, land development and other land loans	776,698	457,310	203,081	174,218	28,863	116,307	92,031	24,276
Second mortgages	51,921	4,096	5,396	1,075	4,321	42,429	15,313	27,116
Equity lines of credit	517,122	36,306	480,586	40,858	439,728	230	102	128
Multifamily	323,270	24,399	89,895	20,676	69,219	208,976	163,620	45,356
Farm land	29,724	8,165	9,047	5,456	3,591	12,512	12,338	174
Total real estate loans	4,770,745	833,254	1,752,558	408,037	1,344,521	2,184,933	1,529,180	655,753

Commercial & industrial loans	453,208	136,167	122,979	116,287	6,692	194,062	135,483	58,579
Consumer loans	447,341	140,072	4,925	4,719	206	302,344	131,122	171,222
All other loans	109,208	27,103	22,891	11,338	11,553	59,214	23,330	35,884
Gross loans	$5,780,502	$1,136,596	$1,903,353	$540,381	$1,362,972	$2,740,553	$1,819,115	$921,438

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at March 31, 2016, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction, and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

Asset Quality

Overview

During the first quarter of 2016, the Company experienced declines in total past due and nonaccrual loan levels and OREO balances from the prior year. OREO balances declined from December 31, 2015 primarily as a result of sales of foreclosed property. Past due loans decreased while nonaccrual loans increased from December 31, 2015, as loans were moved from past due status to nonaccrual status during the current quarter. The combined past due and nonaccrual loan balances decreased $6.7 million, or 12.3%, from December 31, 2015. The loan loss provision and allowance for loan losses increased from December 31, 2015 due to loan growth in the current quarter.

Troubled Debt Restructurings

The total recorded investment in TDRs as of March 31, 2016 was $13.0 million, an increase of $255,000, or 2.0%, from $12.7 million at December 31, 2015 and a decline of $11.1 million, or 46.1%, from $24.1 million at March 31, 2015. Of the $13.0 million of TDRs at March 31, 2016, $11.5 million, or 88.5%, were considered performing while the remaining $1.5 million were considered nonperforming. Loans removed from TDR status represent restructured loans with a market rate of interest at the time of the restructuring. These loans have performed in accordance with their modified terms for twelve consecutive months and were no longer considered impaired. Loans removed from TDR status are collectively evaluated for impairment; due to the significant improvement in the expected future cash flows, these loans are grouped based on their primary risk characteristics, typically using the Company’s internal risk rating system as its primary credit quality indicator. Impairment is measured based on historical loss experience taking into consideration environmental factors. The significant majority of these loans have been subject to new credit decisions due to the improvement in the expected future cash flows, the financial condition of the borrower, and other factors considered during re-underwriting. The TDR activity during the quarter did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

Nonperforming Assets

At March 31, 2016, nonperforming assets totaled $27.3 million, an increase of $103,000, or 0.4%, from December 31, 2015 and a decline of $15.5 million, or 36.2%, from a year ago. In addition, NPAs as a percentage of total outstanding loans decreased 1 basis point to 0.47% in the current quarter from 0.48% as of December 31, 2015 and declined 32 basis points from 0.79% a year earlier. All nonaccrual and past due loan metrics discussed below exclude PCI loans, which totaled $70.1 million (net of fair value mark of $16.2 million) at March 31, 2016.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
Nonaccrual loans, excluding PCI loans	$13,092	$11,936	$12,966	$9,521	$17,385
Foreclosed properties	10,941	11,994	18,789	18,917	21,727
Former bank premises	3,305	3,305	3,305	3,305	3,707
Total nonperforming assets	27,338	27,235	35,060	31,743	42,819
Loans past due 90 days and accruing interest	5,723	5,829	5,164	10,903	7,932
Total nonperforming assets and loans past due 90 days and accruing interest	$33,061	$33,064	$40,224	$42,646	$50,751

Performing Restructurings	$11,486	$10,780	$9,468	$19,880	$21,336

Balances
Allowance for loan losses	$34,399	$34,047	$33,269	$32,344	$30,977
Average loans, net of deferred fees and costs	5,709,998	5,612,366	5,525,119	5,448,126	5,360,676
Loans, net of deferred fees and costs	5,780,502	5,671,462	5,543,621	5,510,385	5,387,755

Ratios
NPAs to total loans	0.47%	0.48%	0.63%	0.58%	0.79%
NPAs & loans 90 days past due to total loans	0.57%	0.58%	0.73%	0.77%	0.94%
NPAs to total loans & OREO	0.47%	0.48%	0.63%	0.57%	0.79%
NPAs & loans 90 days past due to total loans & OREO	0.57%	0.58%	0.72%	0.77%	0.94%
ALL to nonaccrual loans	262.75%	285.25%	256.59%	339.71%	178.18%
ALL to nonaccrual loans & loans 90 days past due	182.83%	191.65%	183.50%	158.36%	122.36%

Nonperforming assets at March 31, 2016 included $13.1 million in nonaccrual loans, a net increase of $1.2 million, or 9.7%, from December 31, 2015 and a decline of $4.3 million, or 24.7%, from March 31, 2015. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
Beginning Balance	$11,936	$12,966	$9,521	$17,385	$19,255
Net customer payments	(1,204)	(1,493)	(1,104)	(4,647)	(2,996)
Additions	5,150	2,344	5,213	581	4,379
Charge-offs	(1,446)	(1,245)	(541)	(2,171)	(3,107)
Loans returning to accruing status	(932)	(402)	(123)	(919)	(53)
Transfers to OREO	(412)	(234)	-	(708)	(93)
Ending Balance	$13,092	$11,936	$12,966	$9,521	$17,385

The additions to nonaccrual loans in the first quarter of 2016 were comprised of several smaller credit relationships, the majority of which were secured by residential 1-4 family property.

The following table presents the composition of nonaccrual loans and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
Construction and Land Development	$2,156	$2,113	$3,142	$2,401	$3,104
Commercial Real Estate - Owner Occupied	2,816	3,904	3,989	3,625	4,954
Commercial Real Estate - Non-owner Occupied	-	100	200	200	2,655
Commercial and Industrial	810	429	403	564	2,018
Residential 1-4 Family	5,696	3,563	3,960	2,128	4,000
HELOC	973	1,348	937	493	544
Consumer and All Other	641	479	335	110	110
Total	$13,092	$11,936	$12,966	$9,521	$17,385

Coverage Ratio	262.75%	285.25%	256.59%	339.71%	178.18%

Nonperforming assets at March 31, 2016 also included $14.2 million in OREO, a decrease of $1.1 million, or 6.9%, from December 31, 2015 and a decrease of $11.2 million, or 44.0%, from the prior year. The following table shows the activity in OREO for the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
Beginning Balance	$15,299	$22,094	$22,222	$25,434	$28,118
Additions of foreclosed property	456	234	1,082	904	158
Additions of former bank premises	-	1,822	-	-	402
Capitalized improvements	-	-	9	243	56
Valuation adjustments	(126)	(4,229)	(473)	(710)	(590)
Proceeds from sales	(1,390)	(4,961)	(767)	(3,511)	(2,748)
Gains (losses) from sales	7	339	21	(138)	38
Ending Balance	$14,246	$15,299	$22,094	$22,222	$25,434

During the first quarter of 2016, the majority of sales of OREO were related to land and residential real estate.

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
Land	$4,874	$5,731	$7,139	$7,254	$8,412
Land Development	2,616	2,918	6,700	7,013	7,192
Residential Real Estate	2,707	2,601	3,517	3,217	4,794
Commercial Real Estate	744	744	1,433	1,433	1,329
Former Bank Premises (1)	3,305	3,305	3,305	3,305	3,707
Total	$14,246	$15,299	$22,094	$22,222	$25,434

(1) Includes closed branch property and land previously held for branch sites.

Past Due Loans

At March 31, 2016, total accruing past due loans were $35.1 million, or 0.61% of total loans, compared to $42.9 million, or 0.76%, at December 31, 2015 and $42.7 million, or 0.79%, a year ago. At March 31, 2016, loans past due 90 days or more and accruing interest totaled $5.7 million, or 0.10% of total loans, compared to $5.8 million, or 0.10%, at December 31, 2015 and $7.9 million, or 0.15%, a year ago.

Charge-offs and delinquencies

For the quarter ended March 31, 2016, net charge-offs were $2.2 million, or 0.15% on an annualized basis, compared to $3.2 million, or 0.24%, for the same quarter last year. The decrease in net charge-off levels is attributable to improving asset quality. The majority of net charge-offs in the first quarter of 2016 were related to commercial real estate and consumer loans.

Provision

The provision for loan losses for the quarter ended March 31, 2016 was $2.5 million, an increase of $754,000 compared to the same quarter a year ago. The increase in the provision for loan losses in the current year compared to the prior year was primarily driven by higher loan balances in 2016. Additionally, a $100,000 provision was recognized during the current quarter for unfunded loan commitments, resulting in a total of $2.6 million in provision for credit losses for the quarter.

Allowance for Loan Losses

The allowance for loan losses of $34.4 million at March 31, 2016, is an increase of $352,000 compared to the allowance for loan losses at December 31, 2015. The allowance for loan losses as a percentage of the total loan portfolio, unadjusted for acquisition accounting, was 0.60% at March 31, 2016, 0.60% at December 31, 2015, and 0.57% at March 31, 2015. The ALL as a percentage of the total loan portfolio, adjusted for acquisition accounting (non-GAAP), was 0.95% at March 31, 2016, a decrease from 0.98% at December 31, 2015 and 1.03% at March 31, 2015. In acquisition accounting, there is no carryover of previously established allowance for loan losses, as acquired loans are recorded at fair value.

The nonaccrual loan coverage ratio was 262.8% at March 31, 2016, compared to 285.3% at December 31, 2015, and 178.2% at March 31, 2015. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the quarters ended (dollars in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
Balance, beginning of period	$34,047	$33,269	$32,344	$30,977	$32,384
Loans charged-off:
Commercial	617	280	388	1,022	671
Real estate	1,427	1,360	1,480	1,722	2,596
Consumer	936	525	468	461	562
Total loans charged-off	2,980	2,165	2,336	3,205	3,829
Recoveries:
Commercial	238	182	559	120	97
Real estate	391	561	565	720	308
Consumer	199	190	175	183	267
Total recoveries	828	933	1,299	1,023	672
Net charge-offs	2,152	1,232	1,037	2,182	3,157
Provision for loan losses	2,504	2,010	1,962	3,549	1,750
Balance, end of period	$34,399	$34,047	$33,269	$32,344	$30,977

Allowance for loan losses to loans	0.60%	0.60%	0.60%	0.59%	0.57%
ALL to loans, adjusted for acquisition accounting (Non-GAAP)	0.95%	0.98%	1.01%	1.02%	1.03%
Net charge-offs to average loans	0.15%	0.09%	0.07%	0.16%	0.24%
Provision to average loans	0.18%	0.14%	0.14%	0.26%	0.13%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of the quarters ended (dollars in thousands):

	March 31,		December 31,		September 30,		June 30,		March 31,
	2016		2015		2015		2015		2015
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$4,225	7.8%	$3,163	7.7%	$2,790	7.4%	$3,092	7.7%	$2,817	7.6%
Real estate	27,576	82.6%	27,537	83.3%	26,638	83.7%	25,731	83.7%	24,861	84.4%
Consumer	2,598	9.6%	3,347	9.0%	3,841	8.9%	3,521	8.6%	3,299	8.0%
Total	$34,399	100.0%	$34,047	100.0%	$33,269	100.0%	$32,344	100.0%	$30,977	100.0%

(1) The percent represents the loan balance divided by total loans.

Deposits

As of March 31, 2016, total deposits were $5.9 billion, a decrease of $18.0 million, or 1.2% (annualized), from December 31, 2015. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.2 billion accounted for 25.4% of total interest-bearing deposits at March 31, 2016.

The following table presents the deposit balances by major categories as of the quarters ended (dollars in thousands):

	March 31,		December 31,
	2016		2015
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Non-interest bearing	$1,363,243	22.9%	$1,372,937	23.0%
NOW accounts	1,504,227	25.3%	1,521,906	25.5%
Money market accounts	1,323,192	22.3%	1,312,612	22.0%
Savings accounts	589,542	9.9%	572,800	9.6%
Time deposits of $100,000 and over	508,153	8.5%	514,286	8.7%
Other time deposits	657,625	11.1%	669,395	11.2%
Total Deposits	$5,945,982	100.0%	$5,963,936	100.0%

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of March 31, 2016 and December 31, 2015, the Company did not have purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets. Maturities of time deposits as of March 31, 2016 are as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total
Maturities of time deposits of $100,000 and over	$52,648	$181,501	$274,004	$508,153
Maturities of other time deposits	82,690	272,387	302,548	657,625
Total time deposits	$135,338	$453,888	$576,552	$1,165,778

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

Beginning January 1, 2016, the capital conservation buffer requirement is being phased in at 0.625% of risk-weighted assets, and will increase by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The table summarizes the Company’s regulatory capital and related ratios for the periods presented (dollars in thousands):

	March 31,	December 31,	March 31,
	2016	2015	2015
Common equity Tier 1 capital	$674,498	$691,195	$672,369
Tier 1 capital	764,998	781,695	762,869
Tier 2 capital	34,811	34,346	31,093
Total risk-based capital	799,809	816,041	793,962
Risk-weighted assets	6,577,394	6,551,028	6,191,268

Capital ratios:
Common equity Tier 1 capital ratio	10.25%	10.55%	10.86%
Tier 1 capital ratio	11.63%	11.93%	12.32%
Total capital ratio	12.16%	12.46%	12.82%
Leverage ratio (Tier 1 capital to average assets)	10.25%	10.68%	10.79%
Capital conservation buffer ratio (1)	4.16%	N/A	N/A
Common equity to total assets	12.52%	12.94%	13.36%
Tangible common equity to tangible assets	8.86%	9.20%	9.40%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company's actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company's capital conservation buffer ratio.

NON-GAAP MEASURES

In reporting the Company’s results as of and for the periods ended March 31, 2016 and 2015, the Company has provided supplemental performance measures on a tangible basis. Tangible common equity is used in the calculation of certain capital and per share ratios. The Company believes tangible common equity and the related ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses.

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

The following table reconciles these non-GAAP measures from their respective U.S. GAAP basis measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Tangible Common Equity
Ending equity	$980,978	$986,916
Less: Ending goodwill	293,522	293,522
Less: Ending core deposit intangibles	21,430	29,533
Ending tangible common equity (non-GAAP)	$666,026	$663,861

Average equity	$989,414	$982,548
Less: Average goodwill	293,522	293,522
Less: Average core deposit intangibles	22,330	30,597
Average tangible common equity (non-GAAP)	$673,562	$658,429

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

	March 31,	December 31,	March 31,
	2016	2015	2015
Allowance for loan losses	$34,399	$34,047	$30,977
Remaining fair value mark on acquired performing loans	19,994	20,819	23,794
Adjusted allowance for loan losses	$54,393	$54,866	$54,771

Loans, net of deferred fees	$5,780,502	$5,671,462	$5,387,755
Remaining fair value mark on acquired performing loans	19,994	20,819	23,794
Less: PCI loans, net of fair value mark	70,105	73,737	91,346
Adjusted loans, net of deferred fees	$5,730,391	$5,618,544	$5,320,203

Allowance for loan losses ratio	0.60%	0.60%	0.57%
Allowance for loan losses ratio, adjusted for acquisition accounting	0.95%	0.98%	1.03%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of March 31, 2016 and 2015 (dollars in thousands):

	Change In Net Interest Income
	March 31,
	2016		2015
	%	$	%	$
Change in Yield Curve:
+300 basis points	5.14	14,241	4.74	12,460
+200 basis points	3.72	10,304	3.29	8,640
+100 basis points	2.05	5,683	1.32	3,472
Most likely rate scenario	-	-	-	-
-100 basis points	(1.77)	(4,912)	(1.59)	(4,171)
-200 basis points	(3.59)	(9,934)	(3.71)	(9,740)
-300 basis points	(3.71)	(10,267)	(3.81)	(10,020)

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

As of March 31, 2016, the Company became more asset sensitive in a rising interest rate environment scenario when compared to March 31, 2015 due to the composition of the balance sheet. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 300 basis points interest rate environments, the Company does not believe the down 200 and 300 basis point scenarios are plausible given the current level of interest rates.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended March 31, 2016 and 2015 (dollars in thousands):

	Change In Economic Value of Equity
	March 31,
	2016		2015
	%	$	%	$
Change in Yield Curve:
+300 basis points	(1.23)	(16,345)	0.44	5,675
+200 basis points	0.06	757	1.43	18,365
+100 basis points	0.55	7,341	1.32	16,964
Most likely rate scenario	-	-	-	-
-100 basis points	(3.31)	(43,817)	(3.90)	(50,216)
-200 basis points	(7.21)	(95,510)	(8.96)	(115,286)
-300 basis points	(6.19)	(82,106)	(8.03)	(103,270)

The shock down 200 or 300 basis points analysis is not as meaningful since interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points.  While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity in rates down scenarios.

Compared to March 31, 2015, the Company’s economic value of equity model as of March 31, 2016 projects that an instantaneous change in market interest rates would result in less overall variation in the Company’s estimated economic value of equity in the shock up 100 or 200 basis point and shock down 100 basis point interest rate scenarios, while the Company is more sensitive to market interest rates in a shock up 300 basis point scenario. The Company believes the down 200 and 300 basis point scenarios are not plausible given the current low level of interest rates.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None.

(b) Use of Proceeds – Not Applicable.

(c) Issuer Purchases of Securities

Stock Repurchase Program

The following information describes the Company’s common stock repurchases for the three months ended March 31, 2016:

Period	Total number of shares purchased (1)	Average price paid per share ($)	Approximate value of shares that may be purchased under the plan ($)
December 31, 2015			21,139,000
January 1 - January 31, 2016	380,882	23.70	12,114,000
February 1 - February 29, 2016	553,566	21.99	24,942,000
March 1 - March 31, 2016	106,164	23.55	22,442,000
Total	1,040,612	22.77

(1) On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to purchase up to $25.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program was authorized through December 31, 2016, and completed in February 2016. On February 25, 2016, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $25.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program is authorized through December 31, 2016.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description
3.02	Bylaws of Union Bankshares Corporation, as amended January 28, 2016 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on February 2, 2016)

10.1	2016 Management Incentive Plan.

15.01	Letter regarding unaudited interim financial information.

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00	Interactive data files formatted in eXtensible Business Reporting Language for the quarter ended March 31, 2016 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation

(Registrant)

Date: May 5, 2016	By:	/s/ G. William Beale
G. William Beale,
President and Chief Executive Officer
(principal executive officer)

Date: May 5, 2016	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

- 67 -