Form 10-Q
period 2016-06-30
Union Bankshares Corp
filed 2016-08-04
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Yes ☐ No ☒

The number of shares of common stock outstanding as of August 1, 2016 was 43,533,044.

UNION BANKSHARES CORPORATION
FORM 10-Q

ii

Glossary of Acronyms

AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union Bank & Trust
bps	–	Basis points
the Company	–	Union Bankshares Corporation
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
Exchange Act	–	Securities Exchange Act of 1934
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
U.S. GAAP or GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
HTM	–	Held to maturity
LIBOR	–	London Interbank Offered Rate
NPA	–	Nonperforming assets
ODCM	–	Old Dominion Capital Management, Inc.
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCI	–	Purchased credit impaired
StellarOne	–	StellarOne Corporation
TDR	–	Troubled debt restructuring
UMG	–	Union Mortgage Group, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$128,896	$111,323
Interest-bearing deposits in other banks	87,887	29,670
Federal funds sold	251	1,667
Total cash and cash equivalents	217,034	142,660
Securities available for sale, at fair value	949,663	903,292
Securities held to maturity, at carrying value	202,917	205,374
Restricted stock, at cost	62,206	51,828
Loans held for sale	38,114	36,030
Loans held for investment, net of deferred fees and costs	5,941,098	5,671,462
Less allowance for loan losses	35,074	34,047
Net loans held for investment	5,906,024	5,637,415
Premises and equipment, net	124,032	126,028
Other real estate owned, net of valuation allowance	13,381	15,299
Core deposit intangibles, net	19,685	23,310
Goodwill	297,659	293,522
Bank owned life insurance	176,413	173,687
Other assets	93,433	84,846
Total assets	$8,100,561	$7,693,291
LIABILITIES
Noninterest-bearing demand deposits	$1,392,734	$1,372,937
Interest-bearing deposits	4,703,092	4,590,999
Total deposits	6,095,826	5,963,936
Securities sold under agreements to repurchase	121,262	84,977
Other short-term borrowings	557,000	304,000
Long-term borrowings	274,547	291,198
Other liabilities	62,725	53,813
Total liabilities	7,111,360	6,697,924
Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000; issued and outstanding, 43,619,867 shares and 44,785,674 shares, respectively.	57,537	59,159
Additional paid-in capital	605,018	631,822
Retained earnings	317,747	298,134
Accumulated other comprehensive income	8,899	6,252
Total stockholders' equity	989,201	995,367
Total liabilities and stockholders' equity	$8,100,561	$7,693,291
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest and dividend income:
Interest and fees on loans	$64,747	$62,604	$127,694	$123,057
Interest on deposits in other banks	65	24	112	41
Interest and dividends on securities:
Taxable	4,510	3,860	8,826	7,667
Nontaxable	3,459	3,366	6,898	6,690
Total interest and dividend income	72,781	69,854	143,530	137,455

Interest expense:
Interest on deposits	4,197	3,680	8,393	7,000
Interest on federal funds purchased	2	4	3	5
Interest on short-term borrowings	708	255	1,329	505
Interest on long-term borrowings	2,098	2,099	4,298	4,160
Total interest expense	7,005	6,038	14,023	11,670

Net interest income	65,776	63,816	129,507	125,785
Provision for credit losses	2,300	3,749	4,904	5,499
Net interest income after provision for credit losses	63,476	60,067	124,603	120,286

Noninterest income:
Service charges on deposit accounts	4,754	4,622	9,488	8,835
Other service charges and fees	4,418	4,051	8,574	7,634
Fiduciary and asset management fees	2,333	2,312	4,471	4,531
Mortgage banking income, net	2,972	2,574	5,117	4,952
Gains on securities transactions, net	3	404	146	597
Bank owned life insurance income	1,361	1,134	2,734	2,269
Other operating income	2,152	1,115	3,377	2,448
Total noninterest income	17,993	16,212	33,907	31,266

Noninterest expenses:
Salaries and benefits	28,519	25,561	56,567	53,052
Occupancy expenses	4,809	5,173	9,785	10,305
Furniture and equipment expenses	2,595	2,989	5,232	5,803
Printing, postage, and supplies	1,280	1,408	2,419	2,779
Communications expense	927	1,143	2,016	2,322
Technology and data processing	3,608	3,216	7,422	6,471
Professional services	2,548	1,669	4,537	3,017
Marketing and advertising expense	1,924	2,372	3,863	4,060
FDIC assessment premiums and other insurance	1,379	1,280	2,741	2,679
Other taxes	1,607	1,554	3,225	3,105
Loan-related expenses	855	687	1,454	1,371
OREO and credit-related expenses	894	1,965	1,463	3,152
Amortization of intangible assets	1,745	2,138	3,625	4,361
Training and other personnel costs	905	912	1,649	1,633
Other expenses	1,656	3,174	3,525	4,971
Total noninterest expenses	55,251	55,241	109,523	109,081

Income before income taxes	26,218	21,038	48,987	42,471
Income tax expense	6,881	5,690	12,689	11,422
Net income	$19,337	$15,348	$36,298	$31,049
Basic earnings per common share	$0.44	$0.34	$0.82	$0.69
Diluted earnings per common share	$0.44	$0.34	$0.82	$0.69
Dividends declared per common share	$0.19	$0.17	$0.38	$0.32
Basic weighted average number of common shares outstanding	43,746,583	45,128,698	43,998,929	45,117,396
Diluted weighted average number of common shares outstanding	43,824,183	45,209,814	44,075,706	45,198,727
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$19,337	$15,348	$36,298	$31,049
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(1,007)	1,809	(3,688)	319
Reclassification adjustment for losses (gains) included in net income (net of tax, $74 and $22 for the three months and $150 and $169 for the six months ended June 30, 2016 and 2015, respectively)	138	41	279	313
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $1,991 and $3,686 for the three months and $3,624 and $1,649 for the six months ended June 30, 2016 and 2015, respectively)	3,698	(6,845)	6,730	(3,062)
Reclassification adjustment for losses (gains) included in net income (net of tax, $1 and $142 for the three months and $51 and $209 for the six months ended June 30, 2016 and 2015, respectively)	(2)	(263)	(95)	(388)
HTM securities:
Accretion of unrealized gain for AFS securities transferred to HTM (net of tax, $155 and $112 for the three months and $312 and $112 for the six months ended June 30, 2016 and 2015, respectively)	(287)	(208)	(579)	(208)
Other comprehensive income (loss)	2,540	(5,466)	2,647	(3,026)
Comprehensive income	$21,877	$9,882	$38,945	$28,023
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2014	$59,795	$643,443	$261,676	$12,255	$977,169
Net income - 2015			31,049		31,049
Other comprehensive income (net of taxes of $1,801)				(3,026)	(3,026)
Dividends on common stock ($0.32 per share)			(13,727)		(13,727)
Stock purchased under stock repurchase plan (181,356 shares)	(240)	(3,890)			(4,130)
Issuance of common stock under Dividend Reinvestment Plan (33,710 shares)	45	656	(701)		—
Issuance of common stock under Equity Compensation Plans (25,873 shares)	34	386			420
Issuance of common stock for services rendered (9,200 shares)	12	188			200
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (20,049 shares)	26	(250)			(224)
Stock-based compensation expense		403			403
Balance - June 30, 2015	$59,672	$640,936	$278,297	$9,229	$988,134

Balance - December 31, 2015	$59,159	$631,822	$298,134	$6,252	$995,367
Net income - 2016			36,298		36,298
Other comprehensive income (net of taxes of $3,411)				2,647	2,647
Issuance of common stock in regard to acquisition (17,232 shares)	23	430			453
Dividends on common stock ($0.38 per share)			(16,685)		(16,685)
Stock purchased under stock repurchase plan (1,312,556 shares)	(1,747)	(28,943)			(30,690)
Issuance of common stock under Equity Compensation Plans (34,227 shares)	46	436			482
Issuance of common stock for services rendered (9,552 shares)	13	227			240
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (31,993 shares)	43	(441)			(398)
Stock-based compensation expense		1,487			1,487
Balance - June 30, 2016	$57,537	$605,018	$317,747	$8,899	$989,201

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Dollars in thousands)

	2016	2015
Operating activities:
Net income	$36,298	$31,049
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	4,983	5,374
Writedown of OREO	400	1,300
Amortization, net	5,915	6,946
Amortization (accretion) related to acquisition, net	1,077	705
Provision for credit losses	4,904	5,499
Losses (gains) on securities transactions, net	(146)	(597)
Bank owned life insurance income	(2,734)	(2,269)
Decrease (increase) in loans held for sale, net	(2,084)	3,069
Losses (gains) on sales of other real estate owned, net	(1)	100
Losses (gains) on sales of premises, net	72	74
Stock-based compensation expenses	1,487	403
Issuance of common stock for services	240	200
Net decrease (increase) in other assets	(8,549)	(530)
Net increase (decrease) in other liabilities	1,796	(11,213)
Net cash and cash equivalents provided by (used in) operating activities	43,658	40,110
Investing activities:
Purchases of securities available for sale	(122,690)	(122,049)
Proceeds from sales of securities available for sale	15,424	58,157
Proceeds from maturities, calls and paydowns of securities available for sale	56,414	70,086
Proceeds from maturities, calls and paydowns of securities held to maturity	610	—
Net decrease (increase) in loans held for investment	(271,689)	(168,449)
Net decrease (increase) in premises and equipment	(3,059)	(3,284)
Proceeds from sales of other real estate owned	2,138	5,609
Improvements to other real estate owned	—	(299)
Cash paid for equity-method investments	—	(355)
Cash paid in acquisition	(4,077)	—
Cash acquired in acquisitions	207	—
Net cash and cash equivalents provided by (used in) investing activities	(326,722)	(160,584)
Financing activities:
Net increase (decrease) in noninterest-bearing deposits	19,797	90,298
Net increase (decrease) in interest-bearing deposits	112,093	57,096
Net increase (decrease) in short-term borrowings	289,285	(6,713)
Net increase (decrease) in long-term borrowings	(16,446)	1,027
Cash dividends paid - common stock	(16,685)	(13,727)
Repurchase of common stock	(30,690)	(4,130)
Issuance of common stock	482	420
Vesting of restricted stock, including tax effects	(398)	(224)
Net cash and cash equivalents provided by (used in) financing activities	357,438	124,047
Increase (decrease) in cash and cash equivalents	74,374	3,573
Cash and cash equivalents at beginning of the period	142,660	133,260
Cash and cash equivalents at end of the period	$217,034	$136,833
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$14,212	$13,784
Income taxes	15,800	12,400
Supplemental schedule of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$10,208	$(5,308)
Transfer from securities available for sale to securities held to maturity	—	201,822
Changes in fair value of interest rate swap loss	(3,409)	632
Transfers between loans and other real estate owned	619	412
Transfers from bank premises to other real estate owned	—	402
Issuance of common stock in exchange for net assets in acquisition	453	—
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

Business Combinations
On May 31, 2016, the Bank completed its acquisition of ODCM, a Charlottesville, Virginia based registered investment advisor with nearly $300.0 million in assets under management.   The acquisition date fair value of consideration transferred totaled $9.1 million, which consisted of $4.1 million cash, $0.5 million stock, and the remainder being contingent on achieving certain performance metrics.  The contingent consideration is carried at fair value and is reported as a component of “Other Liabilities” in the Consolidated Balance Sheet.  The fair value of this liability will be assessed at each reporting period.

In connection with the transaction, the Company recorded $4.1 million in goodwill and $3.8 million of amortizable assets which primarily relate to the value of customer relationships.  The Company currently estimates that these other intangibles assets will be amortized over 10 years using a straight-line method.  The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

Loans
The Company originates commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and residential real estate loans (including acquisition and development loans and residential construction loans) throughout its market area. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in those markets, as well as other factors.

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

Multifamily Real Estate – loans made to real estate investors to support permanent financing for multifamily residential income producing properties that rely on the successful operation of the property for repayment. This management mainly involves property maintenance and collection of rents due from tenants. This type of lending carries a lower level of risk as compared to other commercial lending. In addition, underwriting requirements for multifamily properties are stricter than for other non-owner-occupied property types. The Company manages this risk by avoiding concentrations with any particular customer.

Commercial and Industrial – loans generally made to support the Company’s borrowers’ need for equipment/vehicle purchases and other short-term or seasonal cash flow needs. Repayment relies upon the successful operation of the business. This type of lending carries a lower level of commercial credit risk as compared to other commercial lending. The Company manages this risk by using general underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry.

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

Affordable Housing Entities
The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For the three and six months ended June 30, 2016, the Company recognized amortization of $130,000 and $260,000, respectively, and tax credits of $210,000 and $420,000, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. For the three and six months ended June 30, 2015, the Company recognized amortization of $104,000 and $279,000, respectively, and tax credits of $170,000 and $427,000, respectively. The carrying value of the Company’s investments in these qualified affordable housing projects was $8.1 million and $8.5 million as of June 30, 2016 and December 31, 2015, respectively. The Company recorded a liability of $5.3 million for the related unfunded commitments as of June 30, 2016, which are expected to be paid from 2016 to 2019.

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

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This ASU amends the principal-versus-agent implementation guidance and illustrations in the FASB’s new revenue standard (ASU 2014-09) and clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14 delaying the effective date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard. The Company is currently assessing the impact ASU 2016-08 will have on its consolidated financial statements.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” This ASU amends certain aspects of the FASB's new revenue standard to reduce the potential for diversity in practice at the initial application of Topic 606 by entities with transactions that fall into the scope of this guidance, as well as reducing the cost and complexity of applying Topic 606 at the transition date and on a continual basis. These amendments affect ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that is not yet effective. The Company is currently assessing the impact ASU 2016-12 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU updates the existing guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and required consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This amendment is effective for fiscal years beginning after December 15, 2019. The Company is currently assessing the impact ASU 2016-13 will have on its consolidated financial statements.

2. SECURITIES

Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of June 30, 2016 and December 31, 2015 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2016
Obligations of states and political subdivisions	$258,968	$13,848	$(30)	$272,786
Corporate bonds	109,757	506	(1,684)	108,579
Mortgage-backed securities	545,428	10,165	(629)	554,964
Other securities	13,285	49	—	13,334
Total available for sale securities	$927,438	$24,568	$(2,343)	$949,663

December 31, 2015
Obligations of states and political subdivisions	$257,740	$10,479	$(140)	$268,079
Corporate bonds	77,628	55	(1,704)	75,979
Mortgage-backed securities	544,823	6,127	(2,779)	548,171
Other securities	11,085	—	(22)	11,063
Total available for sale securities	$891,276	$16,661	$(4,645)	$903,292

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s available for sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of June 30, 2016 and December 31, 2015. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Obligations of states and political subdivisions	$—	$—	$631	$(30)	$631	$(30)
Mortgage-backed securities	67,843	(266)	42,840	(363)	110,683	(629)
Corporate bonds and other securities	11,242	(331)	36,250	(1,353)	47,492	(1,684)
Total available for sale	$79,085	$(597)	$79,721	$(1,746)	$158,806	$(2,343)

December 31, 2015
Obligations of states and political subdivisions	$8,114	$(70)	$4,950	$(70)	$13,064	$(140)
Mortgage-backed securities	287,113	(2,442)	21,660	(337)	308,773	(2,779)
Corporate bonds and other securities	36,157	(751)	19,558	(975)	55,715	(1,726)
Total available for sale	$331,384	$(3,263)	$46,168	$(1,382)	$377,552	$(4,645)

As of June 30, 2016, there were $79.7 million, or 21 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $1.7 million and consisted of municipal obligations, mortgage-backed securities, and corporate bonds. As of December 31, 2015, there were $46.2 million, or 20 issues, of individual securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $1.4 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. The Company has determined that these securities are temporarily impaired as of June 30, 2016 and December 31, 2015 for the reasons set out below:

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

The following table presents the amortized cost and estimated fair value of available for sale securities as of June 30, 2016 and December 31, 2015, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,376	$11,512	$8,380	$8,370
Due after one year through five years	101,658	104,839	65,326	66,996
Due after five years through ten years	318,124	326,477	296,864	301,920
Due after ten years	496,280	506,835	520,706	526,006
Total securities available for sale	$927,438	$949,663	$891,276	$903,292

The following table presents the estimated fair value of available for sale securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Public deposits	$183,813	$184,635
Repurchase agreements	122,562	126,120
Other purposes (1)	23,540	26,546
Total pledged securities	$329,915	$337,301

(1) The "Other purposes" category consists of borrowings, derivatives, and accounts held at the Bank.

Held to Maturity
During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The Company transferred these securities to held to maturity to reduce the impact of price volatility on capital and in consideration of changes to the regulatory environment. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer with a remaining balance of $5.9 million as of June 30, 2016.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of securities held to maturity as of June 30, 2016 and December 31, 2015 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value	Gains	(Losses)	Fair Value
June 30, 2016
Obligations of states and political subdivisions (1)	$202,917	$9,153	$(121)	$211,949

December 31, 2015
Obligations of states and political subdivisions	$205,374	$5,748	$(1,685)	$209,437

(1) The carrying value includes $5.9 million of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s held to maturity securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of June 30, 2016 and December 31, 2015. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Obligations of states and political subdivisions	$—	$—	$1,148	$(121)	$1,148	$(121)

December 31, 2015
Obligations of states and political subdivisions	$7,056	$(1,685)	$—	$—	$7,056	$(1,685)

As of June 30, 2016, there were $1.1 million, or 2 issues, of individual held to maturity securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $121,000 and consisted of municipal obligations. The Company has determined that these securities are temporarily impaired as of June 30, 2016 and December 31, 2015 for the reasons set out below:

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

The following table presents the amortized cost and estimated fair value of held to maturity securities as of June 30, 2016 and December 31, 2015, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016		December 31, 2015
	Carrying Value (1)	Estimated Fair Value	Carrying Value	Estimated Fair Value
Due in one year or less	$857	$857	$1,488	$1,491
Due after one year through five years	18,122	18,564	4,294	4,348
Due after five years through ten years	45,802	47,469	44,736	45,501
Due after ten years	138,136	145,059	154,856	158,097
Total securities held to maturity	$202,917	$211,949	$205,374	$209,437

(1) The carrying value includes $5.9 million of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion.

The following table presents the estimated fair value of held to maturity securities which were pledged to secure public deposits as permitted or required by law as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Public deposits	$211,949	$207,140
Total pledged securities	$211,949	$207,140

Restricted Stock, at cost
Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At June 30, 2016 and December 31, 2015, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of its outstanding capital at both June 30, 2016 and December 31, 2015. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $23.8 million for both June 30, 2016 and December 31, 2015 and FHLB stock in the amount of $38.4 million and $28.0 million as of June 30, 2016 and December 31, 2015, respectively.

Other-Than-Temporary-Impairment
During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the quarter ended June 30, 2016, and in accordance with the guidance, no OTTI was recognized. For the year ended December 31, 2015, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000.  During the quarter ended March 31, 2016, the municipal security was sold.  As a result, the Company recognized an additional loss on sale of the previously written down security.

Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of securities available for sale and the proceeds from the sale of securities during the three and six months ended June 30, 2016 and 2015 (dollars in thousands). The Company did not sell any investment securities that are held to maturity.

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Realized gains (losses):
Gross realized gains	$3	$242
Gross realized losses	—	(96)
Net realized gains	$3	$146

Proceeds from sales of securities	$892	$15,424

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Realized gains (losses):
Gross realized gains	$491	$684
Gross realized losses	(87)	(87)
Net realized gains	$404	$597

Proceeds from sales of securities	$45,658	$58,157

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Construction and Land Development	$765,997	$749,720
Commercial Real Estate - Owner Occupied	831,880	860,086
Commercial Real Estate - Non-Owner Occupied	1,370,745	1,270,480
Multifamily Real Estate	337,723	322,528
Commercial & Industrial	469,054	435,365
Residential 1-4 Family	992,457	978,469
Auto	244,575	234,061
HELOC	519,196	516,726
Consumer and all other	409,471	304,027
Total loans held for investment, net(1)	$5,941,098	$5,671,462

(1) Loans, as presented, are net of deferred fees and costs totaling $1.9 million and $3.0 million as of June 30, 2016 and December 31, 2015, respectively.

The following table shows the aging of the Company’s loan portfolio, by segment, at June 30, 2016 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$402	$1,177	$116	$5,013	$1,604	$757,685	$765,997
Commercial Real Estate - Owner Occupied	912	—	439	20,692	1,661	808,176	831,880
Commercial Real Estate - Non-Owner Occupied	267	—	723	18,297	—	1,351,458	1,370,745
Multifamily Real Estate	—	—	—	2,092	—	335,631	337,723
Commercial & Industrial	2,464	62	117	1,354	263	464,794	469,054
Residential 1-4 Family	5,476	5,033	1,302	17,805	5,448	957,393	992,457
Auto	1,282	377	144	—	140	242,632	244,575
HELOC	1,347	1,228	642	1,517	1,495	512,967	519,196
Consumer and all other	1,364	412	50	400	250	406,995	409,471
Total Loans Held For Investment	$13,514	$8,289	$3,533	$67,170	$10,861	$5,837,731	$5,941,098

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2015 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$3,155	$380	$128	$5,986	$2,113	$737,958	$749,720
Commercial Real Estate - Owner Occupied	1,714	118	103	27,388	3,904	826,859	860,086
Commercial Real Estate - Non-Owner Occupied	771	—	723	13,519	100	1,255,367	1,270,480
Multifamily Real Estate	—	—	272	1,555	—	320,701	322,528
Commercial & Industrial	1,056	27	124	1,813	429	431,916	435,365
Residential 1-4 Family	15,023	6,774	3,638	21,159	3,563	928,312	978,469
Auto	2,312	233	60	—	192	231,264	234,061
HELOC	2,589	1,112	762	1,791	1,348	509,124	516,726
Consumer and all other	1,167	689	19	526	287	301,339	304,027
Total Loans Held For Investment	$27,787	$9,333	$5,829	$73,737	$11,936	$5,542,840	$5,671,462

The following table shows the PCI loan portfolios, by segment and their delinquency status, at June 30, 2016 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$3	$361	$4,649	$5,013
Commercial Real Estate - Owner Occupied	1,098	1,495	18,099	20,692
Commercial Real Estate - Non-Owner Occupied	795	171	17,331	18,297
Multifamily Real Estate	—	—	2,092	2,092
Commercial & Industrial	149	—	1,205	1,354
Residential 1-4 Family	1,014	1,213	15,578	17,805
HELOC	137	510	870	1,517
Consumer and all other	—	—	400	400
Total	$3,196	$3,750	$60,224	$67,170

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2015 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$369	$241	$5,376	$5,986
Commercial Real Estate - Owner Occupied	1,139	1,412	24,837	27,388
Commercial Real Estate - Non-Owner Occupied	755	202	12,562	13,519
Multifamily Real Estate	—	—	1,555	1,555
Commercial & Industrial	209	21	1,583	1,813
Residential 1-4 Family	2,143	1,923	17,093	21,159
HELOC	410	458	923	1,791
Consumer and all other	—	—	526	526
Total	$5,025	$4,257	$64,455	$73,737

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans related to the StellarOne acquisition, by segment at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a specific allowance
Construction and Land Development	$29,877	$30,354	$—	$33,250	$33,731	$—
Commercial Real Estate - Owner Occupied	11,201	11,317	—	7,781	8,983	—
Commercial Real Estate - Non-Owner Occupied	3,993	3,993	—	5,328	5,325	—
Multifamily Real Estate	3,777	3,777	—	3,828	3,828	—
Commercial & Industrial	1,154	1,572	—	711	951	—
Residential 1-4 Family	10,065	11,024	—	7,564	8,829	—
Auto	—	—	—	7	7	—
HELOC	1,900	2,046	—	1,786	2,028	—
Consumer and all other	247	297	—	211	211	—
Total impaired loans without a specific allowance	$62,214	$64,380	$—	$60,466	$63,893	$—

Loans with a specific allowance
Construction and Land Development	$1,833	$2,234	$64	$3,167	$3,218	$538
Commercial Real Estate - Owner Occupied	2,291	2,320	49	3,237	3,239	358
Commercial Real Estate - Non-Owner Occupied	267	267	1	907	907	75
Commercial & Industrial	1,334	1,456	47	1,952	1,949	441
Residential 1-4 Family	3,880	3,978	345	6,065	6,153	418
Auto	140	188	1	192	199	1
HELOC	437	491	81	769	925	76
Consumer and all other	79	446	1	363	512	95
Total impaired loans with a specific allowance	$10,261	$11,380	$589	$16,652	$17,102	$2,002
Total impaired loans	$72,475	$75,760	$589	$77,118	$80,995	$2,002

The following tables show the average recorded investment and interest income recognized for the Company’s impaired loans, excluding PCI loans related to the StellarOne acquisition, by segment for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	$30,524	$495	$30,174	$962
Commercial Real Estate - Owner Occupied	13,567	148	13,719	292
Commercial Real Estate - Non-Owner Occupied	4,215	43	4,216	79
Multifamily Real Estate	3,791	60	3,804	120
Commercial & Industrial	2,622	31	2,861	61
Residential 1-4 Family	14,189	90	14,365	183
Auto	162	—	183	—
HELOC	2,492	11	2,519	29
Consumer and all other	374	1	572	4
Total impaired loans without a specific allowance	$71,936	$879	$72,413	$1,730

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	$40,026	$838	$48,772	$1,366
Commercial Real Estate - Owner Occupied	17,871	169	18,007	341
Commercial Real Estate - Non-Owner Occupied	8,736	125	8,750	181
Multifamily Real Estate	4,597	85	4,600	147
Commercial & Industrial	4,525	60	4,659	102
Residential 1-4 Family	10,924	105	10,989	202
Auto	1	—	1	—
HELOC	1,240	6	1,244	11
Consumer and all other	460	4	518	9
Total impaired loans without a specific allowance	$88,380	$1,392	$97,540	$2,359

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the quarter ended June 30, 2016, the recorded investment in restructured loans prior to modifications was not materially impacted by the modification.

The following table provides a summary, by segment, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed on nonaccrual status, which are considered to be nonperforming, as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016			December 31, 2015
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Construction and Land Development	5	$3,788	$—	6	$3,349	$—
Commercial Real Estate - Owner Occupied	5	2,091	—	5	1,530	—
Commercial Real Estate - Non-Owner Occupied	2	2,390	—	2	2,390	—
Commercial & Industrial	4	218	—	5	261	—
Residential 1-4 Family	27	3,323	—	27	3,173	—
Consumer and all other	1	75	—	1	77	—
Total performing	44	$11,885	$—	46	$10,780	$—

Nonperforming
Construction and Land Development	2	$215	$—	2	$321	$—
Commercial Real Estate - Owner Occupied	2	167	—	1	137	—
Commercial & Industrial	1	135	—	1	2	—
Residential 1-4 Family	7	1,141	—	6	1,142	—
HELOC	—	—	—	1	319	—
Total nonperforming	12	$1,658	$—	11	$1,921	$—

Total performing and nonperforming	56	$13,543	$—	57	$12,701	$—

The Company considers a default of a restructured loan to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three and six months ended June 30, 2016 and 2015, the Company did not identify any restructured loans that went into default that had been restructured in the twelve-month period prior to default.

The following table shows, by segment and modification type, TDRs that occurred during the three and six months ended June 30, 2016 (dollars in thousands):

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Term modification, at a market rate
Construction and Land Development	1	$1,193	1	$1,193
Commercial Real Estate - Owner Occupied	1	38	2	743
Residential 1-4 Family	1	100	2	476
Total loan term extended at a market rate	3	$1,331	5	$2,412

Term modification, below market rate
Residential 1-4 Family	1	$37	1	$37
Total loan term extended at a below market rate	1	$37	1	$37

Interest rate modification, below market rate
Commercial & Industrial	1	$135	1	$135
Total interest only at below market rate of interest	1	$135	1	$135

Total	5	$1,503	7	$2,584
The following table shows, by segment and modification type, TDRs that occurred during the three and six months ended June 30, 2015 (dollars in thousands):

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Term modification, at a market rate
Commercial Real Estate - Owner Occupied	1	$120	1	$120
Commercial & Industrial	—	—	1	18
Total loan term extended at a market rate	1	120	2	138

Term modification, below market rate
Commercial Real Estate - Owner Occupied	1	$873	1	$873
Total loan term extended at a below market rate	1	$873	1	$873

Total	2	$993	3	$1,011

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by segment for the six months ended and as of June 30, 2016. The table below includes the provision for loan losses. As discussed in Note 1 “Accounting Policies,” the Company enhanced its loan segmentation for purposes of the allowance calculation as well as its disclosures. The impact of this enhancement is reflected in the provision amounts in the table below. In addition, a $100,000 provision was recognized during the six months ended June 30, 2016 for unfunded loan commitments for which the reserves are recorded as a component of “Other Liabilities” on the Company’s Consolidated Balance Sheets. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$6,040	$97	$(859)	$5,030	$10,308
Commercial Real Estate - Owner Occupied	4,614	62	(772)	129	4,033
Commercial Real Estate - Non-Owner Occupied	6,929	—	—	(1,536)	5,393
Multifamily Real Estate	1,606	—	—	(697)	909
Commercial & Industrial	3,163	355	(1,285)	1,793	4,026
Residential 1-4 Family	5,414	381	(295)	600	6,100
Auto	1,703	131	(525)	(470)	839
HELOC	2,934	132	(800)	(948)	1,318
Consumer and all other	1,644	330	(729)	903	2,148
Total	$34,047	$1,488	$(5,265)	$4,804	$35,074

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$31,710	$64	$729,274	$10,244	$5,013	$—	$765,997	$10,308
Commercial Real Estate - Owner Occupied	13,492	49	797,696	3,984	20,692	—	831,880	4,033
Commercial Real Estate - Non-Owner Occupied	4,260	1	1,348,188	5,392	18,297	—	1,370,745	5,393
Multifamily Real Estate	3,777	—	331,854	909	2,092	—	337,723	909
Commercial & Industrial	2,488	47	465,212	3,979	1,354	—	469,054	4,026
Residential 1-4 Family	13,945	345	960,707	5,755	17,805	—	992,457	6,100
Auto	140	1	244,435	838	—	—	244,575	839
HELOC	2,337	81	515,342	1,237	1,517	—	519,196	1,318
Consumer and all other	326	1	408,745	2,147	400	—	409,471	2,148
Total loans held for investment, net	$72,475	$589	$5,801,453	$34,485	$67,170	$—	$5,941,098	$35,074

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by segment for the six months ended and as of June 30, 2015. In addition, a $200,000 provision was recognized during the six months ended June 30, 2015 for unfunded loan commitments. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$4,856	$345	$(68)	$(205)	$4,928
Commercial Real Estate - Owner Occupied	4,640	8	(481)	697	4,864
Commercial Real Estate - Non-Owner Occupied	7,256	55	(2,765)	1,760	6,306
Multifamily Real Estate	1,374	—	—	261	1,635
Commercial & Industrial	2,610	217	(1,693)	1,958	3,092
Residential 1-4 Family	5,607	469	(715)	(75)	5,286
Auto	1,297	162	(382)	318	1,395
HELOC	2,675	146	(288)	179	2,712
Consumer and all other	2,069	294	(643)	406	2,126
Total	$32,384	$1,696	$(7,035)	$5,299	$32,344

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$48,184	$145	$614,653	$4,783	$8,397	$—	$671,234	$4,928
Commercial Real Estate - Owner Occupied	18,079	657	826,665	4,207	29,838	—	874,582	4,864
Commercial Real Estate - Non-Owner Occupied	8,438	81	1,192,226	6,225	16,982	—	1,217,646	6,306
Multifamily Real Estate	4,621	—	308,849	1,635	3,004	—	316,474	1,635
Commercial & Industrial	4,427	460	418,826	2,632	2,940	—	426,193	3,092
Residential 1-4 Family	10,024	256	957,411	5,030	24,157	—	991,592	5,286
Auto	—	—	216,420	1,395	—	—	216,420	1,395
HELOC	1,058	4	509,225	2,708	1,840	—	512,123	2,712
Consumer and all other	384	7	283,054	2,119	683	—	284,121	2,126
Total loans held for investment, net	$95,215	$1,610	$5,327,329	$30,734	$87,841	$—	$5,510,385	$32,344

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

Pass is determined by the following criteria:
•Risk rated 0 loans have little or no risk and are generally secured by General Obligation Municipal Credits;
•Risk rated 1 loans have little or no risk and are generally secured by cash or cash equivalents;
•Risk rated 2 loans have minimal risk to well qualified borrowers and no significant questions as to safety;
•Risk rated 3 loans are satisfactory loans with strong borrowers and secondary sources of repayment;
•Risk rated 4 loans are satisfactory loans with borrowers not as strong as risk rated 3 loans and may exhibit a greater degree of financial risk based on the type of business supporting the loan; or
•Loans that are not risk rated but that are 0 to 29 days past due.

Special Mention is determined by the following criteria:
•Risk rated 5 loans are watch loans that warrant more than the normal level of supervision and have the possibility of an event occurring that may weaken the borrower’s ability to repay;
•Risk rated 6 loans have increasing potential weaknesses beyond those at which the loan originally was granted and if not addressed could lead to inadequately protecting the Company’s credit position; or
•Loans that are not risk rated but that are 30 to 89 days past due.

Substandard is determined by the following criteria:
•Risk rated 7 loans are substandard loans and are inadequately protected by the current sound worth or paying capacity of the obligor or the collateral pledged; these have well defined weaknesses that jeopardize the liquidation of the debt with the distinct possibility the Company will sustain some loss if the deficiencies are not corrected; or
•Loans that are not risk rated but that are 90 to 149 days past due.

Doubtful is determined by the following criteria:
•Risk rated 8 loans are doubtful of collection and the possibility of loss is high but pending specific borrower plans for recovery, its classification as a loss is deferred until its more exact status is determined;
•Risk rated 9 loans are loss loans which are considered uncollectable and of such little value that their continuance as bankable assets is not warranted; or
•Loans that are not risk rated but that are over 149 days past due.

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of June 30, 2016 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$684,002	$47,592	$29,274	$116	$760,984
Commercial Real Estate - Owner Occupied	779,574	25,352	6,262	—	811,188
Commercial Real Estate - Non-Owner Occupied	1,317,192	30,997	4,259	—	1,352,448
Multifamily Real Estate	324,718	7,136	3,777	—	335,631
Commercial & Industrial	449,708	15,953	2,039	—	467,700
Residential 1-4 Family	943,154	22,467	6,876	2,155	974,652
Auto	242,596	1,698	103	178	244,575
HELOC	511,936	3,718	1,438	587	517,679
Consumer and all other	405,742	3,083	37	209	409,071
Total	$5,658,622	$157,996	$54,065	$3,245	$5,873,928

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of December 31, 2015 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$663,067	$52,650	$27,980	$37	$743,734
Commercial Real Estate - Owner Occupied	800,979	20,856	8,931	1,932	832,698
Commercial Real Estate - Non-Owner Occupied	1,228,956	22,341	5,664	—	1,256,961
Multifamily Real Estate	315,128	2,017	3,828	—	320,973
Commercial & Industrial	414,333	16,724	2,396	99	433,552
Residential 1-4 Family	912,839	34,728	8,037	1,706	957,310
Auto	230,670	3,109	194	88	234,061
HELOC	507,514	4,801	1,611	1,009	514,935
Consumer and all other	299,014	3,996	231	260	303,501
Total	$5,372,500	$161,222	$58,872	$5,131	$5,597,725

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of June 30, 2016 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,071	$2,432	$1,269	$241	$5,013
Commercial Real Estate - Owner Occupied	5,407	9,813	5,472	—	20,692
Commercial Real Estate - Non-Owner Occupied	5,335	12,400	562	—	18,297
Multifamily Real Estate	350	1,742	—	—	2,092
Commercial & Industrial	104	434	816	—	1,354
Residential 1-4 Family	8,677	5,224	3,285	619	17,805
HELOC	861	146	79	431	1,517
Consumer and all other	181	195	24	—	400
Total	$21,986	$32,386	$11,507	$1,291	$67,170

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of December 31, 2015 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$2,059	$1,778	$1,908	$241	$5,986
Commercial Real Estate - Owner Occupied	5,260	15,530	6,598	—	27,388
Commercial Real Estate - Non-Owner Occupied	4,442	7,827	1,250	—	13,519
Multifamily Real Estate	356	1,199	—	—	1,555
Commercial & Industrial	144	359	1,289	21	1,813
Residential 1-4 Family	9,098	6,380	4,605	1,076	21,159
HELOC	923	410	20	438	1,791
Consumer and all other	57	379	90	—	526
Total	$22,339	$33,862	$15,760	$1,776	$73,737

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$22,139	$28,956
Additions	—	—
Accretion	(2,792)	(3,106)
Reclass of nonaccretable difference due to improvement in expected cash flows	3,450	2,976
Other, net (1)	(2,139)	(4,784)
Balance at end of period	$20,658	$24,042

(1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, totaled $67.2 million at June 30, 2016 and $73.7 million at December 31, 2015. The outstanding balance of the Company’s PCI loan portfolio totaled $83.1 million at June 30, 2016 and $90.3 million at December 31, 2015. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $1.2 billion at June 30, 2016 and $1.4 billion at December 31, 2015; the remaining discount on these loans totaled $19.1 million at June 30, 2016 and $20.8 million at December 31, 2015.

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from previous and current acquisitions. The Company has determined that core deposit intangibles have finite lives and amortizes them over their estimated useful lives. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years, using an accelerated method. On January 1, 2014, the Company completed the acquisition of StellarOne and acquired intangible assets of $29.6 million and recorded $234.1 million of goodwill. On May 31, 2016, the Company completed the acquisition of ODCM and recorded goodwill of $4.1 million and other amortizable intangible assets of $3.8 million. The Company currently estimates that these other intangibles assets will be amortized over 10 years using a straight-line method. The intangible values and amortization method are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the second quarter of 2016 and determined that there was no impairment to its goodwill or intangible assets.

Amortization expense of core deposit intangibles for the three and six months ended June 30, 2016 totaled $1.7 million and $3.6 million, respectively; and the three and six months ended June 30, 2015 totaled $2.1 million and $4.4 million, respectively.
As of June 30, 2016, the estimated remaining amortization expense of core deposit intangibles and other amortizable intangible assets is as follows (dollars in thousands):

For the remaining six months of 2016	$3,495
For the year ending December 31, 2017	5,966
For the year ending December 31, 2018	4,520
For the year ending December 31, 2019	3,469
For the year ending December 31, 2020	2,404
For the year ending December 31, 2021	1,411
Thereafter	2,184
Total estimated amortization expense	$23,449

5. BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Total short-term borrowings consist of the following as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Securities sold under agreements to repurchase	$121,262	$84,977
Other short-term borrowings	557,000	304,000
Total short-term borrowings	$678,262	$388,977

Maximum month-end outstanding balance	$678,262	$445,761
Average outstanding balance during the period	564,443	379,783
Average interest rate during the period	0.47%	0.25%
Average interest rate at end of period	0.48%	0.27%

Other short-term borrowings:
Federal funds purchased	$—	$—
FHLB	$541,000	$304,000
Other lines of credit	16,000	—

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $175.0 million at June 30, 2016 and December 31, 2015, respectively. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $2.3 billion and $1.5 billion at June 30, 2016 and December 31, 2015, respectively.

Long-term Borrowings

In connection with two bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. In connection with the acquisition of StellarOne, the Company acquired trust preferred capital notes totaling $32.0 million with a remaining fair value discount of $6.9 million at June 30, 2016. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Trust Preferred Capital Securities(1)	Investment(1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	3.40%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	2.05%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	3.38%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	3.75%	6/26/2033
Total	$90,500,000	$2,801,000

(1)The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company's junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company's investment in the trusts is reported in "Other Assets" within the Consolidated Balance Sheets.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s Consolidated Balance Sheets. In accordance with ASC 470-50, Modifications and Extinguishments, the Company will amortize this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings in the Company’s Consolidated Statements of Income. Amortization expense for the three and six months ended June 30, 2016 and 2015 was $466,000 and $930,000 and $455,000 and $902,000, respectively.

In connection with the StellarOne acquisition, the Company assumed $70.0 million in long-term borrowings with the FHLB of which there is $60.0 million remaining at June 30, 2016 that had a remaining fair value premium of $875,000.

As of June 30, 2016, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	1.09%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	1.11%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	1.11%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	1.11%	11/23/2022	10,000
Fixed Rate	—	3.62%	11/28/2017	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	2.11%	10/5/2016	25,000
Fixed Rate Hybrid	—	0.91%	7/25/2016	15,000
				$200,000

As of December 31, 2015, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	1.05%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	1.07%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	1.07%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	1.07%	11/23/2022	10,000
Fixed Rate	—	3.62%	11/28/2017	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	2.11%	10/5/2016	25,000
Fixed Rate Hybrid	—	0.91%	7/25/2016	15,000
				$200,000

The carrying value of the loans and securities pledged as collateral for FHLB advances totaled $1.9 billion as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	FHLB Advances	Fair Value Premium (Discount)	Prepayment Penalty	Total Long-term Borrowings
For the remaining six months of 2016	$—	$40,000	$190	$(952)	$39,238
2017	—	10,000	170	(1,922)	8,248
2018	—	10,000	(143)	(1,970)	7,887
2019	—	—	(286)	(2,018)	(2,304)
2020	—	—	(301)	(2,074)	(2,375)
2021	—	—	(316)	(2,119)	(2,435)
Thereafter	93,301	140,000	(5,306)	(1,707)	226,288
Total Long-term borrowings	$93,301	$200,000	$(5,992)	$(12,762)	$274,547

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

The following table presents the balances of commitments and contingencies (dollars in thousands):

	June 30, 2016	December 31, 2015
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$1,606,131	$1,557,350
Standby letters of credit	80,593	139,371
Mortgage loan rate lock commitments	71,861	50,369
Total commitments with off-balance sheet risk	$1,758,585	$1,747,090
Commitments with balance sheet risk:
Loans held for sale	$38,114	$36,030
Total other commitments	$1,796,699	$1,783,120

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended June 30, 2016 and December 31, 2015, the aggregate amount of daily average required reserves was approximately $50.4 million and $48.7 million, respectively.

As of June 30, 2016, the Company had approximately $50.2 million in deposits in other financial institutions, of which $18.4 million and $14.4 million serve as collateral for the cash flow hedges and loan swaps, respectively, as discussed in Note 7 “Derivatives”. The Company had approximately $15.8 million in deposits in other financial institutions that were uninsured at June 30, 2016. On an annual basis, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 7 “Derivatives” for additional information.

In the ordinary course of business, the Company records an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates; as of June 30, 2016 and December 31, 2015, the Company’s indemnification reserve for such mortgage loans was approximately $366,000 and $450,000, respectively.

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
On June 13, 2016, the Company terminated three interest rate swaps designated as cash flow hedges prior to their maturity. The unrealized gain of $1.3 million within accumulated Other Comprehensive Income will be re-classified into earnings over a three year period using the effective interest method. The estimated net amount of gains expected to be reclassified into earnings within the next twelve months is $373,000.
Fair Value Hedge
Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates. During the normal course of business, the Company enters into interest rate swaps to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At June 30, 2016 and December 31, 2015, the aggregate notional amount of the related hedged items was $43.8 million and $61.2 million, respectively, with fair value amounts of $3.6 million and $689,000, respectively.
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

The following table summarizes key elements of the Company’s derivative instruments as of June 30, 2016 and December 31, 2015, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	June 30, 2016				December 31, 2015
		Derivative (2)				Derivative (2)
	Notional or Contractual Amount (1)	Assets	Liabilities	Collateral Pledged (3)	Notional or Contractual Amount (1)	Assets	Liabilities	Collateral Pledged (3)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$220,500	$382	$17,263	$21,774	$263,000	$946	$10,352	$14,449
Fair value hedges	43,845	—	3,816	—	61,150	—	888	—
Derivatives not designated as accounting hedges:
Loan Swaps (4)
Pay fixed - receive floating interest rate swaps	218,614	11,948	—	—	138,969	3,758	—	—
Pay floating - receive fixed interest rate swaps	218,614	—	11,948	15,885	138,969	—	3,758	5,983
Other contracts:
Interest rate lock commitments	71,861	1,712	—	—	50,369	701	—	—

(1) Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
(2) Balances represent fair value of derivative financial instruments.
(3) Collateral pledged is comprised of both cash and securities.
(4) Prior period reflects reclassifications to conform to the current presentation.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Total
Balance - March 31, 2016	$10,716	$4,140	$(8,497)	$6,359
Other comprehensive income (loss)	3,698	(287)	(1,007)	2,404
Amounts reclassified from accumulated other comprehensive income	(2)	—	138	136
Net current period other comprehensive income (loss)	3,696	(287)	(869)	2,540
Balance - June 30, 2016	$14,412	$3,853	$(9,366)	$8,899

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Total
Balance - December 31, 2015	$7,777	$4,432	$(5,957)	$6,252
Other comprehensive income (loss)	6,730	(579)	(3,688)	2,463
Amounts reclassified from accumulated other comprehensive income	(95)	—	279	184
Net current period other comprehensive income (loss)	6,635	(579)	(3,409)	2,647
Balance - June 30, 2016	$14,412	$3,853	$(9,366)	$8,899

The change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Total
Balance - March 31, 2015	$21,097	$—	$(6,402)	$14,695
Unrealized gain transferred from AFS to HTM	(5,251)	5,251	—	—
Other comprehensive income (loss)	(6,845)	(208)	1,809	(5,244)
Amounts reclassified from accumulated other comprehensive income	(263)	—	41	(222)
Net current period other comprehensive income (loss)	(7,108)	(208)	1,850	(5,466)
Balance - June 30, 2015	$8,738	$5,043	$(4,552)	$9,229

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Total
Balance - December 31, 2014	$17,439	$—	$(5,184)	$12,255
Unrealized gain transferred from AFS to HTM	(5,251)	5,251	—	—
Other comprehensive income (loss)	(3,062)	(208)	319	(2,951)
Amounts reclassified from accumulated other comprehensive income	(388)	—	313	(75)
Net current period other comprehensive income (loss)	(3,450)	(208)	632	(3,026)
Balance - June 30, 2015	$8,738	$5,043	$(4,552)	$9,229

Reclassifications of unrealized gains (losses) on available for sale securities are reported in the Company’s Consolidated Statements of Income as “Gains on securities transactions, net” with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported gains of $3,000 and $404,000 for the three months and $146,000 and $597,000 for the six months ended June 30, 2016 and 2015, respectively, related to the sale of securities. The tax effect of these transactions during the three and six months ended June 30, 2016 and 2015 were $1,000 and $51,000 and $142,000 and $209,000, respectively, which amounts were included as a component of income tax expense.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense in the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $212,000 and $429,000 and $63,000 and $482,000 for the three and six months ended June 30, 2016 and 2015, respectively. The tax effect of these transactions during the three and six months ended June 30, 2016 and 2015 were $74,000 and $150,000 and $22,000 and $169,000, respectively, which were included as a component of income tax expense.

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

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale as well as best effort forward delivery commitments to mitigate interest rate risk; these instruments are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. However, this value is adjusted by a pull-through rate which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments while a decrease in the pull-through rate will result in a negative fair value adjustment. The Company’s weighted average pull-through rate was approximately 80% as of June 30, 2016 and December 31, 2015. As of June 30, 2016, the interest rate lock commitments are recorded as a component of “Other Assets” on the Company’s Consolidated Balance Sheets.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2016 and December 31, 2015.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 (dollars in thousands):

	Fair Value Measurements at June 30, 2016 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$—	$272,786	$—	$272,786
Corporate and other bonds	—	108,579	—	108,579
Mortgage-backed securities	—	554,964	—	554,964
Other securities	—	13,334	—	13,334
Loans held for sale	—	38,114	—	38,114
Derivatives:
Interest rate swap	—	11,948	—	11,948
Cash flow hedges	—	382	—	382
Interest rate lock commitments	—	—	1,712	1,712

LIABILITIES
Derivatives:
Interest rate swap	$—	$11,948	$—	$11,948
Cash flow hedges	—	17,263	—	17,263
Fair value hedges	—	3,816	—	3,816

	Fair Value Measurements at December 31, 2015 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$—	$268,079	$—	$268,079
Corporate and other bonds	—	75,979	—	75,979
Mortgage-backed securities	—	548,171	—	548,171
Other securities	—	11,063	—	11,063
Loans held for sale	—	36,030	—	36,030
Derivatives:
Interest rate swap	—	3,758	—	3,758
Cash flow hedges	—	946	—	946
Interest rate lock commitments	—	—	701	701

LIABILITIES
Derivatives:
Interest rate swap	$—	$3,758	$—	$3,758
Cash flow hedges	—	10,352	—	10,352
Fair value hedges	—	888	—	888

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

Impaired loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). For the periods ending June 30, 2016 and December 31, 2015, the Level 3 weighted averages related to impaired loans were 3.0% and 7.0%, respectively. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

Other real estate owned
OREO is evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Fair values of OREO are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. For the periods ending June 30, 2016 and December 31, 2015, the Level 3 weighted averages related to OREO were approximately 31.0% and 32.0%, respectively.

Total valuation expenses related to OREO properties for the three and six months ended June 30, 2016 and 2015 totaled $274,000 and $400,000 and $710,000 and $1.3 million, respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015 (dollars in thousands):

	Fair Value Measurements at June 30, 2016 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$3,585	$3,585
Other real estate owned	—	—	13,381	13,381

	Fair Value Measurements at December 31, 2015 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$2,214	$2,214
Other real estate owned	—	—	15,299	15,299

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2016 and December 31, 2015.

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

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2016 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$217,034	$217,034	$—	$—	$217,034
Securities available for sale	949,663	—	949,663	—	949,663
Held to maturity securities	202,917	—	211,949	—	211,949
Restricted stock	62,206	—	62,206	—	62,206
Loans held for sale	38,114	—	38,114	—	38,114
Net loans	5,906,024	—	—	5,938,305	5,938,305
Derivatives:
Interest rate lock commitments	1,712	—	—	1,712	1,712
Interest rate swap	11,948	—	11,948	—	11,948
Cash flow hedges	382	—	382	—	382
Accrued interest receivable	21,664	—	21,664	—	21,664
Bank owned life insurance	176,413	—	176,413	—	176,413

LIABILITIES
Deposits	$6,095,826	$—	$6,098,700	$—	$6,098,700
Borrowings	952,809	—	932,278	—	932,278
Accrued interest payable	1,595	—	1,595	—	1,595
Derivatives:
Interest rate swap	11,948	—	11,948	—	11,948
Cash flow hedges	17,263	—	17,263	—	17,263
Fair value hedges	3,816	—	3,816	—	3,816

		Fair Value Measurements at December 31, 2015 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$142,660	$142,660	$—	$—	$142,660
Securities available for sale	903,292	—	903,292	—	903,292
Held to maturity securities	205,374	—	209,437	—	209,437
Restricted stock	51,828	—	51,828	—	51,828
Loans held for sale	36,030	—	36,030	—	36,030
Net loans	5,637,415	—	—	5,671,155	5,671,155
Derivatives:
Interest rate lock commitments	701	—	—	701	701
Interest rate swap	3,758	—	3,758	—	3,758
Cash flow hedges	946	—	946	—	946
Accrued interest receivable	20,760	—	20,760	—	20,760
Bank owned life insurance	173,687	—	173,687	—	173,687

LIABILITIES
Deposits	$5,963,936	$—	$5,957,484	$—	$5,957,484
Borrowings	680,175	—	659,364	—	659,364
Accrued interest payable	1,578	—	1,578	—	1,578
Derivatives:
Interest rate swap	3,758	—	3,758	—	3,758
Cash flow hedges	10,352	—	10,352	—	10,352
Fair value hedges	888	—	888	—	888

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

There were approximately 407 and 53,625 shares underlying anti-dilutive awards for the three months ended June 30, 2016 and 2015, respectively, and there were approximately 1,116 and 56,151 shares underlying anti-dilutive awards for the six months ended June 30, 2016 and 2015, respectively. Anti-dilutive awards were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2016 and 2015 (in thousands except per share data):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three months ended June 30, 2016
Net income, basic	$19,337	43,747	$0.44
Add: potentially dilutive common shares - stock awards	—	77	—
Diluted	$19,337	43,824	$0.44
Three months ended June 30, 2015
Net income, basic	$15,348	45,129	$0.34
Add: potentially dilutive common shares - stock awards	—	81	—
Diluted	$15,348	45,210	$0.34
Six months ended June 30, 2016
Net income, basic	$36,298	43,999	$0.82
Add: potentially dilutive common shares - stock awards	—	77	—
Diluted	$36,298	44,076	$0.82
Six months ended June 30, 2015
Net income, basic	$31,049	45,117	$0.69
Add: potentially dilutive common shares - stock awards	—	82	—
Diluted	$31,049	45,199	$0.69

11. SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank segment and a mortgage loan origination business segment. The community bank segment includes one subsidiary bank, the Bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 120 retail locations in Virginia as of June 30, 2016. The mortgage segment includes UMG, which provides a variety of mortgage loan products principally in Virginia, North Carolina, Maryland, and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which serves to mitigate the Company’s exposure to interest rate risk.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest. The interest rate on the warehouse line of credit for each of the three and six months ended June 30, 2016 and 2015 was the three month LIBOR rate plus 0.15% with no floor. These transactions are eliminated in the consolidation process.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for each of the three and six months ended June 30, 2016 and 2015 is as follows (dollars in thousands):

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
SEGMENT FINANCIAL INFORMATION

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended June 30, 2016
Net interest income	$65,478	$298	$—	$65,776
Provision for credit losses	2,260	40	—	2,300
Net interest income after provision for credit losses	63,218	258	—	63,476
Noninterest income	14,940	3,207	(154)	17,993
Noninterest expenses	52,766	2,639	(154)	55,251
Income before income taxes	25,392	826	—	26,218
Income tax expense	6,594	287	—	6,881
Net income	$18,798	$539	$—	$19,337
Total assets	$8,094,176	$75,802	$(69,417)	$8,100,561

Three Months Ended June 30, 2015
Net interest income	$63,441	$375	$—	$63,816
Provision for credit losses	3,700	49	—	3,749
Net interest income after provision for credit losses	59,741	326	—	60,067
Noninterest income	13,523	2,860	(171)	16,212
Noninterest expenses	52,365	3,047	(171)	55,241
Income before income taxes	20,899	139	—	21,038
Income tax expense	5,646	44	—	5,690
Net income	$15,253	$95	$—	$15,348
Total assets	$7,495,564	$55,563	$(53,421)	$7,497,706

Six Months Ended June 30, 2016
Net interest income	$128,903	$604	$—	$129,507
Provision for credit losses	4,760	144	—	4,904
Net interest income after provision for credit losses	124,143	460	—	124,603
Noninterest income	28,548	5,684	(325)	33,907
Noninterest expenses	104,610	5,238	(325)	109,523
Income before income taxes	48,081	906	—	48,987
Income tax expense	12,376	313	—	12,689
Net income	$35,705	$593	$—	$36,298
Total assets	$8,094,176	$75,802	$(69,417)	$8,100,561

Six Months Ended June 30, 2015
Net interest income	$125,164	$621	$—	$125,785
Provision for credit losses	5,450	49	—	5,499
Net interest income after provision for credit losses	119,714	572	—	120,286
Noninterest income	26,371	5,236	(341)	31,266
Noninterest expenses	103,337	6,085	(341)	109,081
Income (loss) before income taxes	42,748	(277)	—	42,471
Income tax expense (benefit)	11,527	(105)	—	11,422
Net income (loss)	$31,221	$(172)	$—	$31,049
Total assets	$7,495,564	$55,563	$(53,421)	$7,497,706

Review Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Union Bankshares Corporation

We have reviewed the consolidated balance sheet of Union Bankshares Corporation (the “Company”) as of June 30, 2016, and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2016 and 2015, and the consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2016 and 2015. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended, not presented herein, and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 25, 2016. In our opinion, the accompanying consolidated balance sheet of the Company as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Richmond, Virginia
August 4, 2016

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2015. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

The Company provides additional information on its critical accounting policies and estimates listed above under “MD&A—Critical Accounting Policies” in its 2015 Form 10-K.

ABOUT UNION BANKSHARES CORPORATION

Headquartered in Richmond, Union Bankshares Corporation is the largest community banking organization headquartered in Virginia and operates in all major banking markets of the Commonwealth. Union Bankshares Corporation is the holding company for Union Bank & Trust, which provides banking, trust, and wealth management services and has a statewide presence of 120 bank branches and approximately 200 ATMs. Non-bank affiliates of the holding company include: Union Mortgage Group, Inc., which provides a full line of mortgage products; Union Insurance Group, LLC, which offers various lines of insurance products; and Old Dominion Capital Management, Inc., which provides investment advisory services.

Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol UBSH. Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of or incorporated into this report.

RESULTS OF OPERATIONS

Executive Overview
For the quarter ended June 30, 2016, the Company reported net income of $19.3 million and earnings per share of $0.44. These results represent an increase of $4.0 million, or 26.0%, from $15.3 million in earnings from the second quarter of 2015. Earnings per share of $0.44 for the current quarter represent an increase of $0.10, or 29.4%, in earnings per share from the second quarter of 2015. This increase is primarily attributable to increases in net interest income, resulting from higher average loan balances, and higher noninterest income.

For the six months ended June 30, 2016, the Company reported net income of $36.3 million and earnings per share of $0.82. These results represent an increase of $5.2 million, or 16.9%, from $31.0 million in earnings from the first six months of 2015. Earnings per share of $0.82 for the current period represent an increase of $0.13, or 18.8%, in earnings per share from the first six months of 2015. This increase is primarily attributable to increases in net interest income, resulting from higher average loan balances, and noninterest income.

•
Return on Average Tangible Common Equity (“ROTCE”) was 11.60% for the quarter ended June 30, 2016 compared to 9.20% for the second quarter of 2015; ROTCE was 10.86% for the six months ended June 30, 2016 compared to 9.43% for first six months of 2015.

•
Return on Average Assets (“ROA”) was 0.98% for the quarter ended June 30,2016 compared to 0.83% for the second quarter of 2015; ROA was 0.93% for the six months ended June 30, 2016 compared to 0.84% for first six months of 2015.

•
Net income for the second quarter of 2016 for the community bank segment was $18.8 million, or $0.43 per share, compared to $15.3 million, or $0.34 per share, in the second quarter of 2015. Net income for the community bank segment for the six months ended June 30, 2016 was $35.7 million, or $0.81 per share.

•
The mortgage segment reported net income of $539,000 for the second quarter of 2016, an improvement of $444,000 from $95,000 in the second quarter of 2015. The mortgage segment had net income of $593,000 in the first six months of 2016, an improvement of $765,000 from a loss of $172,000 in the first six months of 2015. The improvement was largely a result of higher gain on sale margins and cost control initiatives in personnel costs.

•	On May 31, 2016, Union Bank & Trust completed its acquisition of ODCM, a Charlottesville, Virginia based registered investment advisor with nearly $300.0 million in assets under management.

•
During the second quarter of 2016, the Company closed five branches and opened a new stand-alone branch as part of its continuing efforts to become more efficient. The Company plans to close an additional five in-store branches in the Richmond market on September 30, 2016, in relation to which the Company anticipates incurring approximately $400,000 in closure costs in the third quarter of 2016.

•
Loans held for investment grew $457.5 million, or 8.3%, from the second quarter of 2015, while average loan balances increased $441.4 million, or 8.1%, from the same quarter in the prior year, adjusting for the sale of the credit card portfolio in the third quarter of 2015. Period end loan balances grew $269.6 million, or 9.6% (annualized), from December 31, 2015.

•
Deposits grew $311.4 million, or 5.4%, from June 30, 2015, while average deposit balances increased $315.6 million, or 5.5%, from the same quarter in the prior year. Period end deposit balances increased $131.9 million, or 4.4% (annualized), from December 31, 2015.

•	Asset quality continued to improve as nonperforming assets and past due loan levels continued to decline.

Net Interest Income

	For the Three Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)
Average interest-earning assets	$7,153,627	$6,676,440	$477,187
Interest income (FTE)	$75,232	$72,145	$3,087
Yield on interest-earning assets	4.23%	4.33%	(10)	bps
Core yield on interest-earning assets (1)	4.16%	4.27%	(11)	bps
Average interest-bearing liabilities	$5,523,926	$5,134,310	$389,616
Interest expense	$7,005	$6,038	$967
Cost of interest-bearing liabilities	0.51%	0.47%	4	bps
Core cost of interest-bearing liabilities (1)	0.52%	0.53%	(1)	bps
Cost of funds	0.39%	0.36%	3	bps
Core cost of funds (1)	0.40%	0.41%	(1)	bps
Net Interest Income (FTE)	$68,227	$66,107	$2,120
Net Interest Margin (FTE)	3.84%	3.97%	(13)	bps
Core Net Interest Margin (FTE) (1)	3.76%	3.86%	(10)	bps
 (1) Core metrics exclude the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the second quarter of 2016, tax-equivalent net interest income was $68.2 million, an increase of $2.1 million from the second quarter of 2015, primarily driven by higher average loan balances. Net accretion related to acquisition accounting decreased $401,000 from the second quarter of 2015 to $1.4 million in the second quarter of 2016. The second quarter 2016 tax-equivalent net interest margin decreased by 13 basis points to 3.84% compared to 3.97% in the comparable quarter in the prior year. Core tax-equivalent net interest margin (which excludes the 8 basis point impact of acquisition accounting accretion in the second quarter of 2016 and 11 basis points in the second quarter of 2015) decreased by 10 basis points to 3.76% in the second quarter of 2016 from 3.86% in the second quarter of 2015. The decrease in core tax-equivalent net interest margin was driven by the 11 basis point decline in interest-earning asset yields outpacing the 1 basis point reduction in cost of funds. The decline in interest-earning asset yields was primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates.

	For the Six Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)
Average interest-earning assets	$7,061,307	$6,626,704	$434,603
Interest income (FTE)	$148,471	$141,907	$6,564
Yield on interest-earning assets	4.23%	4.32%	(9)	bps
Core yield on interest-earning assets (1)	4.16%	4.27%	(11)	bps
Average interest-bearing liabilities	$5,451,862	$5,115,281	$336,581
Interest expense	$14,023	$11,670	$2,353
Cost of interest-bearing liabilities	0.52%	0.46%	6	bps
Core cost of interest-bearing liabilities (1)	0.52%	0.54%	(2)	bps
Cost of funds	0.40%	0.36%	4	bps
Core cost of funds (1)	0.40%	0.42%	(2)	bps
Net Interest Income (FTE)	$134,448	$130,237	$4,211
Net Interest Margin (FTE)	3.83%	3.96%	(13)	bps
Core Net Interest Margin (FTE) (1)	3.76%	3.85%	(9)	bps
 (1) Core metrics exclude the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the first six months of 2016, tax-equivalent net interest income was $134.4 million, an increase of $4.2 million from the same period of 2015, primarily driven by higher average loan balances. Net accretion related to acquisition accounting decreased $1.1 million from the first six months of 2015 to $2.5 million in the first six months of 2016. The tax-equivalent net interest margin decreased by 13 basis points to 3.83% for the first six months of 2016 compared to 3.96% in the comparable period in the prior year. Core tax-equivalent net interest margin (which excludes the 7 basis point impact of acquisition accounting accretion in the first six months of 2016 and 11 basis points in the first six months of 2015) decreased by 9 basis points to 3.76% for the first six months of 2016 from 3.85% for the first six months of 2015. The decrease in core tax-equivalent net interest margin was driven by the 11 basis point decline in interest-earning asset yields outpacing the 2 basis point reduction in cost of funds. The decline in interest-earning asset yields was primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$755,655	$4,510	2.40%	$720,939	$3,860	2.15%
Tax-exempt	447,117	5,321	4.79%	422,404	5,179	4.92%
Total securities	1,202,772	9,831	3.29%	1,143,343	9,039	3.17%
Loans, net (2) (3)	5,863,007	65,115	4.47%	5,448,126	62,687	4.62%
Loans held for sale	30,698	220	2.88%	43,307	395	3.66%
Federal funds sold	906	1	0.47%	572	—	0.17%
Money market investments	—	—	—%	1	—	—%
Interest-bearing deposits in other banks	56,244	65	0.47%	41,091	24	0.23%
Total earning assets	7,153,627	$75,232	4.23%	6,676,440	$72,145	4.33%
Allowance for loan losses	(35,282)			(31,675)
Total non-earning assets	831,231			814,681
Total assets	$7,949,576			$7,459,446

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$2,882,468	$1,448	0.20%	$2,632,835	$1,201	0.18%
Regular savings	595,870	224	0.15%	564,348	262	0.19%
Time deposits (4)	1,164,561	2,525	0.87%	1,233,904	2,217	0.72%
Total interest-bearing deposits	4,642,899	4,197	0.36%	4,431,087	3,680	0.33%
Other borrowings (5)	881,027	2,808	1.28%	703,223	2,358	1.34%
Total interest-bearing liabilities	5,523,926	$7,005	0.51%	$5,134,310	$6,038	0.47%

Noninterest-bearing liabilities:
Demand deposits	1,382,646			1,278,876
Other liabilities	55,857			55,167
Total liabilities	6,962,429			6,468,353
Stockholders' equity	987,147			991,093
Total liabilities and stockholders' equity	$7,949,576			$7,459,446

Net interest income		$68,227			$66,107

Interest rate spread (6)			3.72%			3.86%
Cost of funds			0.39%			0.36%
Net interest margin (7)			3.84%			3.97%

(1) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.
(2) Nonaccrual loans are included in average loans outstanding.
(3) Interest income on loans includes $1.3 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively, in accretion of the fair market value adjustments related to acquisitions.
(4) Interest expense on certificates of deposits includes $0 and $614,000 for the three months ended June 30, 2016 and 2015, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on borrowings includes $143,000 and $137,000 for the three months ended June 30, 2016 and 2015, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(7) Core net interest margin excludes purchase accounting adjustments and was 3.76% and 3.86% for the three months ended June 30, 2016 and 2015, respectively.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Income / Expense	Yield / Rate (1)	Average Balance	Interest Income / Expense	Yield / Rate (1)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$749,690	$8,826	2.37%	$725,646	$7,667	2.13%
Tax-exempt	445,271	10,612	4.79%	417,841	10,293	4.97%
Total securities	1,194,961	19,438	3.27%	1,143,487	17,960	3.17%
Loans, net (2) (3)	5,786,502	128,442	4.46%	5,404,643	123,214	4.60%
Loans held for sale	29,001	477	3.31%	40,901	691	3.41%
Federal funds sold	859	2	0.47%	681	1	0.19%
Money market investments	—	—	—%	1	—	—%
Interest-bearing deposits in other banks	49,984	112	0.45%	36,991	41	0.22%
Total earning assets	7,061,307	$148,471	4.23%	6,626,704	$141,907	4.32%
Allowance for loan losses	(35,158)			(32,330)
Total non-earning assets	831,054			816,958
Total assets	$7,857,203			$7,411,332

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$2,846,214	$2,841	0.20%	$2,612,526	$2,361	0.18%
Regular savings	588,397	442	0.15%	559,876	529	0.19%
Time deposits (4)	1,168,267	5,110	0.88%	1,251,531	4,110	0.66%
Total interest-bearing deposits	4,602,878	8,393	0.37%	4,423,933	7,000	0.32%
Other borrowings (5)	848,984	5,630	1.33%	691,348	4,670	1.36%
Total interest-bearing liabilities	5,451,862	$14,023	0.52%	$5,115,281	$11,670	0.46%

Noninterest-bearing liabilities:
Demand deposits	1,359,597			1,251,201
Other liabilities	57,463			58,006
Total liabilities	6,868,922			6,424,488
Stockholders' equity	988,281			986,844
Total liabilities and stockholders' equity	$7,857,203			$7,411,332

Net interest income		$134,448			$130,237

Interest rate spread (6)			3.71%			3.86%
Cost of funds			0.40%			0.36%
Net interest margin (7)			3.83%			3.96%
(1) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.
(2) Nonaccrual loans are included in average loans outstanding.
(3) Interest income on loans includes $2.3 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively, in accretion of the fair market value adjustments related to acquisitions.
(4) Interest expense on certificates of deposits includes $0 and $1.7 million for the six months ended June 30, 2016 and 2015, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on borrowings includes $205,000 and $275,000 for the six months ended June 30, 2016 and 2015, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(7) Core net interest margin excludes purchase accounting adjustments and was 3.76% and 3.85% for the six months ended June 30, 2016 and 2015, respectively.

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

	Three Months Ended June 30, 2016 vs. June 30, 2015 Increase (Decrease) Due to Change in:			Six Months Ended June 30, 2016 vs. June 30, 2015 Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$192	$458	$650	$261	$898	$1,159
Tax-exempt	296	(154)	142	661	(342)	319
Total securities	488	304	792	922	556	1,478
Loans, net (1)	4,659	(2,231)	2,428	8,538	(3,310)	5,228
Loans held for sale	(100)	(75)	(175)	(196)	(18)	(214)
Federal funds sold	—	1	1	—	1	1
Interest-bearing deposits in other banks	11	30	41	18	53	71
Total earning assets	$5,058	$(1,971)	$3,087	$9,282	$(2,718)	$6,564
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$120	$127	$247	$221	$259	$480
Regular savings	13	(51)	(38)	26	(113)	(87)
Time Deposits (2)	(130)	438	308	(289)	1,289	1,000
Total interest-bearing deposits	3	514	517	(42)	1,435	1,393
Other borrowings (3)	572	(122)	450	1,047	(87)	960
Total interest-bearing liabilities	575	392	967	1,005	1,348	2,353
Change in net interest income	$4,483	$(2,363)	$2,120	$8,277	$(4,066)	$4,211

(1) The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $207,000 and $652,000 for the three- and six-month change, respectively.
(2) The rate-related change in interest expense on time deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $614,000 and $1.7 million for the three- and six-month change, respectively.
(3) The rate-related change in interest expense on other borrowings includes the impact of higher (lower) accretion of the acquisition-related fair market value adjustments of $6,000 and $69,000 for the three- and six-month change, respectively.

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The net accretion impact for 2016 as well as the remaining estimated net accretion impact are reflected in the following table (dollars in thousands):

	Loan Accretion	Borrowings Accretion (Amortization)	Total
For the quarter ended March 31, 2016	$1,084	$62	$1,146
For the quarter ended June 30, 2016	1,259	143	1,402
For the remaining six months of 2016	2,195	190	2,385
For the years ending:
2017	4,285	170	4,455
2018	3,815	(143)	3,672
2019	3,018	(286)	2,732
2020	2,477	(301)	2,176
2021	2,112	(316)	1,796
Thereafter	8,766	(5,306)	3,460

Noninterest Income

	For the Three Months Ended
	June 30,		Change
	2016	2015	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,754	$4,622	$132	2.9%
Other service charges and fees	4,418	4,051	367	9.1%
Fiduciary and asset management fees	2,333	2,312	21	0.9%
Mortgage banking income, net	2,972	2,574	398	15.5%
Gains on securities transactions, net	3	404	(401)	(99.3)%
Bank owned life insurance income	1,361	1,134	227	20.0%
Other operating income	2,152	1,115	1,037	93.0%
Total noninterest income	17,993	16,212	$1,781	11.0%

Mortgage segment operations	$(3,207)	(2,860)	$(347)	12.1%
Intercompany eliminations	154	171	(17)	(9.9)%
Community Bank segment	$14,940	$13,523	$1,417	10.5%

For the quarter ended June 30, 2016, noninterest income increased $1.8 million, or 11.0%, to $18.0 million from $16.2 million for the second quarter of 2015. Customer-related fee income increased $499,000 due to higher overdraft and debit card interchange fees. Mortgage banking income increased $398,000 related to higher gain on sale margins. Other operating income increased $1.0 million from the prior year primarily due to an increase in loan-related interest rate swap fees. These increases were partially offset by a decrease in gains on securities transactions of $401,000 in the current quarter.

	For the Six Months Ended
	June 30,		Change
	2016	2015	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$9,488	$8,835	$653	7.4%
Other service charges and fees	8,574	7,634	940	12.3%
Fiduciary and asset management fees	4,471	4,531	(60)	(1.3)%
Mortgage banking income, net	5,117	4,952	165	3.3%
Gains on securities transactions, net	146	597	(451)	(75.5)%
Bank owned life insurance income	2,734	2,269	465	20.5%
Other operating income	3,377	2,448	929	37.9%
Total noninterest income	33,907	31,266	$2,641	8.4%

Mortgage segment operations	$(5,684)	(5,236)	$(448)	8.6%
Intercompany eliminations	325	341	(16)	(4.7)%
Community Bank segment	$28,548	$26,371	$2,177	8.3%

For the six months ended June 30, 2016, noninterest income increased $2.6 million, or 8.4%, to $33.9 million from $31.3 million for the first six months of 2015. Customer-related fee income increased $1.6 million due to higher overdraft, debit card interchange, and letter of credit fees. Bank owned life insurance increased $465,000 compared to the prior year due to increased investments in bank owned life insurance at the end of 2015, and other operating income increased $929,000, primarily related to higher loan-related interest rate swap fees. These increases were partially offset by a decrease in gains on securities transactions of $451,000 in the first six months of 2016.

Noninterest expense

	For the Three Months Ended
	June 30,		Change
	2016	2015	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$28,519	$25,561	$2,958	11.6%
Occupancy expenses	4,809	5,173	(364)	(7.0)%
Furniture and equipment expenses	2,595	2,989	(394)	(13.2)%
Technology and data processing	3,608	3,216	392	12.2%
Professional services	2,548	1,669	879	52.7%
Marketing and advertising expense	1,924	2,372	(448)	(18.9)%
OREO and credit-related expenses (1)	894	1,965	(1,071)	(54.5)%
Other operating expenses	10,354	12,296	(1,942)	(15.8)%
Total noninterest expense	$55,251	$55,241	$10	—%

Mortgage segment operations	$(2,639)	$(3,047)	$408	(13.4)%
Intercompany eliminations	154	171	(17)	(9.9)%
Community Bank segment	$52,766	$52,365	$401	0.8%
(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the quarter ended June 30, 2016, noninterest expense remained consistent with the second quarter of 2015 at $55.3 million. Salaries and benefits expense increased $3.0 million primarily related to annual merit adjustments as well as increases in incentive and equity-based compensation and benefit-related costs. Professional fees increased $879,000 due to higher project-related consulting expenses, and technology and software costs increased $392,000 due to investments in infrastructure to support the Company's growth. The majority of declines in noninterest expense were related to non-recurring branch closure costs of $1.3 million recorded in the second quarter of 2015 and decreases in OREO and credit-related costs of $1.1 million related to lower valuation adjustments and legal-related expenses as well as lower losses on sales of OREO. Other declines in noninterest expenses were related to a decrease in marketing and advertising expense of $448,000 due to timing of advertising campaigns, a decrease in furniture and equipment expenses of $394,000 related to lower depreciation expenses, lower core deposit intangible amortization expense of $393,000, and a decline in occupancy expenses of $364,000 due to lower rental expenses.

	For the Six Months Ended
	June 30,		Change
	2016	2015	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$56,567	$53,052	$3,515	6.6%
Occupancy expenses	9,785	10,305	(520)	(5.0)%
Furniture and equipment expenses	5,232	5,803	(571)	(9.8)%
Technology and data processing	7,422	6,471	951	14.7%
Professional services	4,537	3,017	1,520	50.4%
Marketing and advertising expense	3,863	4,060	(197)	(4.9)%
OREO and credit-related expenses (1)	1,463	3,152	(1,689)	(53.6)%
Other operating expenses	20,654	23,221	(2,567)	(11.1)%
Total noninterest expense	$109,523	$109,081	$442	0.4%

Mortgage segment operations	$(5,238)	$(6,085)	$847	(13.9)%
Intercompany eliminations	325	341	(16)	(4.7)%
Community Bank segment	$104,610	$103,337	$1,273	1.2%
(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the six months ended June 30, 2016, noninterest expense increased $422,000 to $109.5 million from $109.1 million when compared to the first six months of 2015. Salaries and benefits expense increased $3.5 million primarily related to annual merit adjustments as well as increases in incentive and equity-based compensation and benefit-related costs. Professional fees increased $1.5 million due to higher project-related consulting expenses, and technology and software costs increased $951,000 due to investments in infrastructure to support the Company's growth. These increases were partially offset by declines in OREO and credit-related costs of $1.7 million related to lower valuation adjustments and OREO and legal-related expenses as well as lower non-recurring branch closure costs of $1.0 million in the current year. Other declines in noninterest expenses were related to lower core deposit intangible amortization expense of $736,000, a decrease in furniture and equipment expenses of $571,000 related to lower depreciation expenses, lower occupancy expenses of $520,000 due to lower rental expenses, a decline in printing costs of $360,000, and lower communications expenses of $306,000.

SEGMENT INFORMATION

Community Bank Segment

For the three months ended June 30, 2016, the community bank segment reported net income of $18.8 million, which was an increase of $3.5 million from the second quarter of 2015. Net interest income increased $2.0 million in the current quarter to $65.5 million at June 30, 2016, primarily driven by higher average loan balances. The provision for credit losses for the quarter ended June 30, 2016 was $2.3 million, a decrease of $1.4 million compared to the same quarter one year ago. The decrease in the provision for loan losses in the current period compared to the same period in the prior year was primarily driven by lower charge-off levels and improving asset quality metrics.

Noninterest income increased $1.4 million, or 10.5%, from $13.5 million in the second quarter of 2015 to $14.9 million in the second quarter of 2016. Customer-related noninterest income (service charges on deposit accounts and other service charges) increased $499,000 primarily due to higher overdraft fees and debit card interchange fees. Other increases in noninterest income were related to an increase in income from bank owned life insurance of $227,000 and an increase in loan-related interest-rate swap fees of $909,000 in the current quarter.

Noninterest expense increased $401,000, or 0.8%, from $52.4 million in the second quarter of 2015 to $52.8 million in the current quarter. The increase in noninterest expense is driven by increases in salaries and benefits expense primarily related to annual merit adjustments and increases in incentive and equity-based compensation and benefit-related costs, increases in technology and software costs, and increases in professional fees due to higher project-related consulting expenses. These increases in noninterest expense were partially offset by decreases in OREO and credit-related expenses and other operating expenses as well as non-recurring branch closure costs recorded in the second quarter of 2015. The community banking segment’s efficiency ratio (tax-effected) was 63.77% compared to 66.07% for the second quarter of 2015.

For the six months ended June 30, 2016, the community bank segment reported net income of $35.7 million, which was $4.5 million higher than net income in the first six months of 2015. Net interest income increased $3.7 million from $125.2 million in the first six months of 2015 to $128.9 million in the first six months of 2016, primarily driven by loan growth. The provision for credit losses for the six months ended June 30, 2016 was $4.8 million, a decrease of $690,000 compared to the same period a year ago. The decrease in the provision for loan losses in the current period compared to the same period in the prior year was primarily driven by lower charge-off levels and improving asset quality metrics.

Noninterest income increased $2.2 million, or 8.3%, from $26.4 million in the second quarter of 2015 to $28.5 million in the second quarter of 2016. Customer-related noninterest income (service charges on deposit accounts and other service charges) increased $1.6 million primarily due to higher overdraft, debit card interchange, and letter of credit fees. Other increases in noninterest income were related to an increase in income from bank owned life insurance of $465,000 and an increase in loan-related interest-rate swap fees of $1.4 million in the first six months of 2016.

Noninterest expense increased $1.3 million, or 1.2%, from $103.3 million in the second quarter of 2015 to $104.6 million in the current quarter. The increase in noninterest expense is driven by increases in salaries and benefits expense primarily related to annual merit adjustments and increases in incentive and equity-based compensation and benefit-related costs, increases in technology and software costs, and increases in professional fees due to higher project-related consulting expense. These increases in noninterest expense were partially offset by decreases in OREO and credit related expenses, branch closure costs, and other operating expenses. The community banking segment’s efficiency ratio (tax-effected) was 64.51% compared to 66.25% for the first six months of 2015.

Mortgage Segment

The mortgage segment reported net income of $539,000 for the second quarter of 2016, an improvement of $444,000 from net income of $95,000 in the second quarter of 2015. The improvement was primarily due to a reduction in noninterest expense of $408,000, largely a result of cost control initiatives in personnel costs as well as lower volume-driven expenses. Mortgage banking income, net of commissions, increased $398,000 to $3.0 million in the current quarter due to increased gain on sale margins.

The mortgage segment reported net income of $593,000 for the first six months of 2016, an improvement of $765,000 from a net loss of $172,000 in the first six months of 2015. The improvement was primarily due to a reduction in noninterest expense of $847,000, largely a result of cost control initiatives in personnel costs as well as lower volume-driven expenses. Mortgage banking income, net of commissions, increased $165,000 to $5.1 million in the first six months of 2016 due to increased gain on sale margins, despite lower origination volume of $40.7 million, or 14.6%, as volume declined from $279.0 million for the first six months of 2015 to $238.3 million for the first six months of 2016.

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

The effective tax rate for the three months ended June 30, 2016 and 2015 was 26.2% and 27.0%, respectively; the effective tax rate for the six months ended June 30, 2016 and 2015 was 25.9% and 26.9%, respectively. The decrease in the effective tax rate is primarily related to increases in tax-exempt interest income on the investment portfolio and tax-exempt bank owned life insurance income.

BALANCE SHEET

Assets

At June 30, 2016, total assets were $8.1 billion, an increase of $407.3 million, from $7.7 billion at December 31, 2015. The increase in assets was mostly related to loan growth.

Loans held for investment, net of deferred fees and costs, were $5.9 billion at June 30, 2016, an increase of $269.6 million, or 9.6% (annualized), from December 31, 2015. The increase was primarily driven by growth in non-owner occupied commercial real estate, commercial and industrial, and consumer loans. Quarterly average loans increased $441.4 million, or 8.1%, from the same quarter in the prior year, adjusting for the sale of the credit card portfolio in the third quarter of 2015. For additional information on the Company’s loan activity, please refer to “Loan Portfolio” below or Note 3 “Loans and Allowance for Loan Losses” in Part I, Item 1 – Financial Statements, of this report.

Liabilities and Stockholders’ Equity

At June 30, 2016, total liabilities were $7.1 billion, an increase of $413.4 million from December 31, 2015.

•
Total deposits at June 30, 2016 were $6.1 billion, an increase of $131.9 million, or 4.4% (annualized), when compared to $6.0 billion at December 31, 2015, while quarterly average deposits increased $315.6 million, or 5.5%, from June 30, 2015. The net increase in deposits from year-end 2015 was primarily related to increases in low-cost deposits, partially offset by continued run-off in time deposits. For further discussion on this topic, see “Deposits” below.

•
The Company’s short term borrowings generally include secured financing transactions, such as customer repurchase agreements, advances from the FHLB, and other lines of credit. Short-term borrowings at June 30, 2016 were $678.3 million, an increase of $289.3 million from December 31, 2015, primarily due to an increase in FHLB advances. For additional information on the Company’s borrowings activity, please refer to Note 5 “Borrowings” in Part I, Item 1 – Financial Statements, of this report.

At June 30, 2016, stockholders’ equity was $989.2 million, a decrease of $6.2 million from $995.4 million reported at December 31, 2015. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes but have decreased from prior periods primarily due to share repurchases. The total risk-based capital ratios at June 30, 2016 and December 31, 2015 were 11.79% and 12.46%, respectively. The Tier 1 risk-based capital ratios were 11.27% and 11.93% at June 30, 2016 and December 31, 2015, respectively. The common equity Tier 1 risk-based capital ratios were 9.94% and 10.55% at June 30, 2016 and December 31, 2015, respectively. The Company’s common equity to total asset ratios at June 30, 2016 and December 31, 2015 were 12.21% and 12.94%, respectively, while its tangible common equity to tangible assets ratios were 8.59% and 9.20%, respectively, at the same dates.

On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to purchase up to $25.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. This share repurchase program was completed on February 19, 2016. On February 25, 2016, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $25.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The Company repurchased approximately 1.3 million shares as of June 30, 2016 and had approximately $15.5 million available for repurchase under the current program.

Also, the Company declared and paid a cash dividend of $0.19 per share during the second quarter of 2016, consistent with the dividend paid in the prior quarter, and an increase of $0.02 per share, or 11.8%, compared to the dividends paid during the same quarter in the prior year. For the six months ended June 30, 2016, the Company paid dividends of $0.38, which is an increase of $0.06 or 18.8% compared to the dividends paid during the first six months of 2015.

Securities
At June 30, 2016, the Company had total investments in the amount of $1.2 billion, or 15.0% of total assets, as compared to $1.2 billion, or 15.1% of total assets, at December 31, 2015. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The Company transferred these securities to held to maturity to reduce the impact of price volatility on capital and in consideration of changes to the regulatory environment. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer with a remaining balance of $5.9 million as of June 30, 2016.

The table below sets forth a summary of the securities available for sale, securities held to maturity, and restricted stock for the following periods (dollars in thousands):

	June 30, 2016	December 31, 2015
Available for Sale:
Obligations of states and political subdivisions	$272,786	$268,079
Corporate and other bonds	108,579	75,979
Mortgage-backed securities	554,964	548,171
Other securities	13,334	11,063
Total securities available for sale, at fair value	949,663	903,292

Held to Maturity:
Obligations of states and political subdivisions, at carrying value	202,917	205,374

Federal Reserve Bank stock	23,808	23,808
Federal Home Loan Bank stock	38,398	28,020
Total restricted stock, at cost	62,206	51,828
Total investments	$1,214,786	$1,160,494

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized for the quarter ended June 30, 2016. For the year ended December 31, 2015, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000. During the quarter ended March 31, 2016, the municipal security was sold.  As a result, the Company recognized an additional loss on sale of the previously written down security. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of June 30, 2016 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Mortgage backed securities:
Amortized cost	$—	$48,118	$189,283	$308,027	$545,428
Fair value	—	48,721	193,017	313,226	554,964
Weighted average yield (1)	—	1.97	2.15	2.12	2.12

Obligations of states and political subdivisions:
Amortized cost	5,091	48,506	82,603	122,768	258,968
Fair value	5,177	51,084	87,244	129,281	272,786
Weighted average yield (1)	7.06	4.79	4.62	4.08	4.45

Corporate bonds and other securities:
Amortized cost	5,785	5,534	46,238	65,485	123,042
Fair value	5,835	5,534	46,216	64,328	121,913
Weighted average yield (1)	0.75	0.57	3.92	2.66	2.95

Total securities available for sale:
Amortized cost	10,876	102,158	318,124	496,280	927,438
Fair value	11,012	105,339	326,477	506,835	949,663
Weighted average yield (1)	3.70	3.24	3.05	2.67	2.88

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of securities held to maturity at carrying value and their weighted average yields as of June 30, 2016 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Obligations of states and political subdivisions:
Carrying Value	$857	$18,122	$45,802	$138,136	$202,917
Fair value	857	18,564	47,469	145,059	211,949
Weighted average yield (1)	0.69	2.40	3.02	3.43	3.23

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of June 30, 2016, the Company maintained a diversified municipal bond portfolio with approximately 74% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the State of Texas represented 13%, the State of Washington represented 12%, and the Commonwealth of Virginia represented 12% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade by Moody’s or Standard & Poor’s. The non-investment grade securities are principally insured Texas municipalities with no underlying rating.  When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of June 30, 2016, the cash, interest-bearing deposits in other banks, money market investments, federal funds sold, loans held for sale, and loans that mature within one year totaled $2.1 billion, or 28.5%, of total earning assets. As of June 30, 2016, approximately $1.8 billion, or 30.8%, of total loans are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments.

Loan Portfolio

Loans, net of deferred fees and costs, were $5.9 billion at June 30, 2016, $5.7 billion at December 31, 2015, and $5.5 billion at June 30, 2015. Loans secured by real estate continue to represent the Company’s largest category, comprising 81.6% of the total loan portfolio at June 30, 2016.

The following table presents the Company’s composition of loans, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015
Loans secured by real estate:
Residential 1-4 family	$941,446	15.8%	$926,556	16.0%	$925,490	16.3%	$935,266	16.9%	$937,557	17.0%
Commercial	2,202,625	37.1%	2,145,454	37.2%	2,130,566	37.6%	2,087,186	37.6%	2,092,228	38.0%
Construction, land development and other land loans	765,997	12.9%	776,698	13.4%	749,720	13.2%	694,644	12.5%	671,233	12.2%
Second mortgages	51,014	0.9%	51,921	0.9%	52,977	0.9%	52,547	0.9%	54,224	1.0%
Equity lines of credit	519,196	8.7%	517,122	9.0%	517,050	9.1%	514,730	9.3%	512,499	9.3%
Multifamily	337,723	5.7%	323,270	5.6%	322,528	5.7%	329,959	6.0%	316,474	5.7%
Farm land	30,384	0.5%	29,724	0.5%	28,963	0.5%	26,984	0.5%	25,061	0.5%
Total real estate loans	4,848,385	81.6%	4,770,745	82.6%	4,727,294	83.3%	4,641,316	83.7%	4,609,276	83.7%

Commercial & industrial loans	469,054	7.9%	453,208	7.8%	435,366	7.7%	409,654	7.4%	426,024	7.7%

Consumer installment loans
Personal	510,684	8.6%	447,341	7.7%	403,857	7.1%	389,379	7.0%	354,485	6.4%
Credit cards	—	—%	—	—%	—	—%	—	—%	26,349	0.5%
Total consumer installment loans	510,684	8.6%	447,341	7.7%	403,857	7.1%	389,379	7.0%	380,834	6.9%

All other loans	112,975	1.9%	109,208	1.9%	104,945	1.9%	103,272	1.9%	94,251	1.7%
Gross loans	$5,941,098	100.0%	$5,780,502	100.0%	$5,671,462	100.0%	$5,543,621	100.0%	$5,510,385	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of June 30, 2016 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Loans secured by real estate:
Residential 1-4 family	$941,446	$80,299	$347,195	$15,781	$331,414	$513,952	$284,997	$228,955
Commercial	2,202,625	233,354	677,040	178,687	498,353	1,292,231	957,832	334,399
Construction, land development and other land loans	765,997	449,333	205,032	173,682	31,350	111,632	87,643	23,989
Second mortgages	51,014	4,084	5,053	922	4,131	41,877	15,192	26,685
Equity lines of credit	519,196	37,343	481,583	39,585	441,998	270	145	125
Multifamily	337,723	26,111	98,195	28,885	69,310	213,417	167,240	46,177
Farm land	30,384	6,864	8,159	4,751	3,408	15,361	10,910	4,451
Total real estate loans	4,848,385	837,388	1,822,257	442,293	1,379,964	2,188,740	1,523,959	664,781

Commercial & industrial loans	469,054	149,201	123,130	114,102	9,028	196,723	134,817	61,906
Consumer loans	510,684	15,017	7,872	7,656	216	487,795	205,446	282,349
All other loans	112,975	12,766	40,550	11,961	28,589	59,659	22,937	36,722
Gross loans	$5,941,098	$1,014,372	$1,993,809	$576,012	$1,417,797	$2,932,917	$1,887,159	$1,045,758

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at June 30, 2016, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction, and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

Asset Quality

Overview
During the second quarter of 2016, the Company experienced declines in total past due loan levels and OREO balances from the prior year. OREO balances declined from December 31, 2015 primarily as a result of sales of foreclosed property. Past due and nonaccrual loans decreased from December 31, 2015. The combined past due and nonaccrual loan balances decreased $18.7 million, or 34.0%, from December 31, 2015. The allowance for loan losses increased from December 31, 2015 due to loan growth in the current period.

Troubled Debt Restructurings
The total recorded investment in TDRs as of June 30, 2016 was $13.5 million, an increase of $842,000, or 6.6%, from $12.7 million at December 31, 2015 and a decline of $8.6 million, or 38.8%, from $22.1 million at June 30, 2015. Of the $13.5 million of TDRs at June 30, 2016, $11.9 million, or 87.8%, were considered performing while the remaining $1.7 million were considered nonperforming. Loans removed from TDR status represent restructured loans with a market rate of interest at the time of the restructuring. These loans have performed in accordance with their modified terms for twelve consecutive months and were no longer considered impaired. Loans removed from TDR status are collectively evaluated for impairment; due to the significant improvement in the expected future cash flows, these loans are grouped based on their primary risk characteristics, typically using the Company’s internal risk rating system as its primary credit quality indicator. Impairment is measured based on historical loss experience taking into consideration environmental factors. The significant majority of these loans have been subject to new credit decisions due to the improvement in the expected future cash flows, the financial condition of the borrower, and other factors considered during re-underwriting. The TDR activity during the quarter did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

Nonperforming Assets
At June 30, 2016, nonperforming assets totaled $24.2 million, a decrease of $3.0 million, or 11.0%, from December 31, 2015 and a decline of $7.5 million, or 23.6%, from a year ago. In addition, NPAs as a percentage of total outstanding loans decreased 7 basis points to 0.41% in the current quarter from 0.48% as of December 31, 2015 and declined 17 basis points from 0.58% a year earlier. All nonaccrual and past due loan metrics discussed below exclude PCI loans, which totaled $67.2 million (net of fair value mark of $15.9 million) at June 30, 2016.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Nonaccrual loans, excluding PCI loans	$10,861	$13,092	$11,936	$12,966	$9,521
Foreclosed properties	10,076	10,941	11,994	18,789	18,917
Former bank premises	3,305	3,305	3,305	3,305	3,305
Total nonperforming assets	24,242	27,338	27,235	35,060	31,743
Loans past due 90 days and accruing interest	3,533	5,723	5,829	5,164	10,903
Total nonperforming assets and loans past due 90 days and accruing interest	$27,775	$33,061	$33,064	$40,224	$42,646

Performing Restructurings	$11,885	$11,486	$10,780	$9,468	$19,880

Balances
Allowance for loan losses	$35,074	$34,399	$34,047	$33,269	$32,344
Average loans, net of deferred fees and costs	5,863,007	5,709,998	5,612,366	5,525,119	5,448,126
Loans, net of deferred fees and costs	5,941,098	5,780,502	5,671,462	5,543,621	5,510,385

Ratios
NPAs to total loans	0.41%	0.47%	0.48%	0.63%	0.58%
NPAs & loans 90 days past due to total loans	0.47%	0.57%	0.58%	0.73%	0.77%
NPAs to total loans & OREO	0.41%	0.47%	0.48%	0.63%	0.57%
NPAs & loans 90 days past due to total loans & OREO	0.47%	0.57%	0.58%	0.72%	0.77%
ALL to nonaccrual loans	322.94%	262.75%	285.25%	256.59%	339.71%
ALL to nonaccrual loans & loans 90 days past due	243.67%	182.83%	191.65%	183.50%	158.36%

Nonperforming assets at June 30, 2016 included $10.9 million in nonaccrual loans, a net decrease of $1.1 million, or 9.0%, from December 31, 2015 and an increase of $1.3 million, or 14.1%, from June 30, 2015. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Beginning Balance	$13,092	$11,936	$12,966	$9,521	$17,385
Net customer payments	(2,859)	(1,204)	(1,493)	(1,104)	(4,647)
Additions	2,568	5,150	2,344	5,213	581
Charge-offs	(1,096)	(1,446)	(1,245)	(541)	(2,171)
Loans returning to accruing status	(396)	(932)	(402)	(123)	(919)
Transfers to OREO	(448)	(412)	(234)	—	(708)
Ending Balance	$10,861	$13,092	$11,936	$12,966	$9,521

The additions to nonaccrual loans in the second quarter of 2016 were comprised of several smaller credit relationships, the majority of which were secured by residential 1-4 family property and owner-occupied commercial real estate.

The following table presents the composition of nonaccrual loans and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the quarters ended (dollars in thousands):

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Construction and Land Development	$1,604	$2,156	$2,113	$3,142	$2,401
Commercial Real Estate - Owner Occupied	1,661	2,816	3,904	3,989	3,625
Commercial Real Estate - Non-owner Occupied	—	—	100	200	200
Commercial and Industrial	263	810	429	403	564
Residential 1-4 Family	5,448	5,696	3,563	3,960	2,128
HELOC	1,495	973	1,348	937	493
Consumer and All Other	390	641	479	335	110
Total	$10,861	$13,092	$11,936	$12,966	$9,521

Coverage Ratio	322.94%	262.75%	285.25%	256.59%	339.71%

Nonperforming assets at June 30, 2016 also included $13.4 million in OREO, a decrease of $1.9 million, or 12.5%, from December 31, 2015 and a decrease of $8.8 million, or 39.8%, from the prior year. The following table shows the activity in OREO for the quarters ended (dollars in thousands):

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Beginning Balance	$14,246	$15,299	$22,094	$22,222	$25,434
Additions of foreclosed property	501	456	234	1,082	904
Additions of former bank premises	—	—	1,822	—	—
Capitalized improvements	—	—	—	9	243
Valuation adjustments	(274)	(126)	(4,229)	(473)	(710)
Proceeds from sales	(1,086)	(1,390)	(4,961)	(767)	(3,511)
Gains (losses) from sales	(6)	7	339	21	(138)
Ending Balance	$13,381	$14,246	$15,299	$22,094	$22,222

During the second quarter of 2016, the majority of sales of OREO were related to residential real estate.

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Land	$4,759	$4,874	$5,731	$7,139	$7,254
Land Development	2,416	2,616	2,918	6,700	7,013
Residential Real Estate	2,412	2,707	2,601	3,517	3,217
Commercial Real Estate	489	744	744	1,433	1,433
Former Bank Premises (1)	3,305	3,305	3,305	3,305	3,305
Total	$13,381	$14,246	$15,299	$22,094	$22,222

(1) Includes closed branch property and land previously held for branch sites.

Past Due Loans
At June 30, 2016, total accruing past due loans were $25.3 million, or 0.43% of total loans, compared to $42.9 million, or 0.76%, at December 31, 2015 and $33.5 million, or 0.61%, a year ago. At June 30, 2016, loans past due 90 days or more and accruing interest totaled $3.5 million, or 0.06% of total loans, compared to $5.8 million, or 0.10%, at December 31, 2015 and $10.9 million, or 0.20%, a year ago.

Charge-offs and delinquencies
For the quarter ended June 30, 2016, net charge-offs were $1.6 million, or 0.11% on an annualized basis, compared to $2.2 million, or 0.16%, for the same quarter last year. For the six months ended June 30, 2016, net charge-offs were $3.8 million, or 0.13% on an annualized basis, compared to $5.3 million, or 0.20%, for the same period last year. The decrease in net charge-off levels is attributable to improving asset quality. The majority of net charge-offs in the second quarter of 2016 were related to commercial loans and loans secured by residential 1-4 family property.

Provision
The provision for loan losses for the quarter ended June 30, 2016 was $2.3 million, a decrease of $1.2 million compared to the same quarter a year ago. The provision for loan losses for the six months ended June 30, 2016 was $4.8 million, a decrease of $495,000 compared to the six months ended June 30, 2015. The decline in provision for loan losses in the current year compared to the prior periods was primarily driven by lower charge-off levels and improving asset quality metrics.

Allowance for Loan Losses
The allowance for loan losses of $35.1 million at June 30, 2016, is an increase of $1.0 million compared to the allowance for loan losses at December 31, 2015. The allowance for loan losses as a percentage of the total loan portfolio, unadjusted for acquisition accounting, was 0.59% at June 30, 2016, 0.60% at December 31, 2015, and 0.59% at June 30, 2015. The ALL as a percentage of the total loan portfolio, adjusted for acquisition accounting (non-GAAP), was 0.92% at June 30, 2016, a decrease from 0.98% at December 31, 2015 and 1.02% at June 30, 2015. In acquisition accounting, there is no carryover of previously established allowance for loan losses, as acquired loans are recorded at fair value.

The nonaccrual loan coverage ratio was 322.9% at June 30, 2016, compared to 285.3% at December 31, 2015, and 339.7% at June 30, 2015. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the quarters ended (dollars in thousands):

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Balance, beginning of period	$34,399	$34,047	$33,269	$32,344	$30,977
Loans charged-off:
Commercial	668	617	280	388	1,022
Real estate	1,299	1,427	1,360	1,480	1,722
Consumer	318	936	525	468	461
Total loans charged-off	2,285	2,980	2,165	2,336	3,205
Recoveries:
Commercial	117	238	182	559	120
Real estate	281	391	561	565	720
Consumer	262	199	190	175	183
Total recoveries	660	828	933	1,299	1,023
Net charge-offs	1,625	2,152	1,232	1,037	2,182
Provision for loan losses	2,300	2,504	2,010	1,962	3,549
Balance, end of period	$35,074	$34,399	$34,047	$33,269	$32,344

Allowance for loan losses to loans	0.59%	0.60%	0.60%	0.60%	0.59%
ALL to loans, adjusted for acquisition accounting (Non-GAAP)	0.92%	0.95%	0.98%	1.01%	1.02%
Net charge-offs to average loans	0.11%	0.15%	0.09%	0.07%	0.16%
Provision to average loans	0.16%	0.18%	0.14%	0.14%	0.26%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of the quarters ended (dollars in thousands):

	June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$4,026	7.9%	$4,225	7.8%	$3,163	7.7%	$2,790	7.4%	$3,092	7.7%
Real estate	28,061	81.6%	27,576	82.6%	27,537	83.3%	26,638	83.7%	25,731	83.7%
Consumer	2,987	10.5%	2,598	9.6%	3,347	9.0%	3,841	8.9%	3,521	8.6%
Total	$35,074	100.0%	$34,399	100.0%	$34,047	100.0%	$33,269	100.0%	$32,344	100.0%

(1) The percent represents the loan balance divided by total loans.

Deposits
As of June 30, 2016, total deposits were $6.1 billion, an increase of $131.9 million, or 4.4% (annualized), from December 31, 2015. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.2 billion accounted for 25.0% of total interest-bearing deposits at June 30, 2016.

The following table presents the deposit balances by major categories as of the quarters ended (dollars in thousands):

	June 30, 2016		December 31, 2015
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Non-interest bearing	$1,392,734	22.8%	$1,372,937	23.0%
NOW accounts	1,563,297	25.7%	1,521,906	25.5%
Money market accounts	1,366,451	22.4%	1,312,612	22.0%
Savings accounts	598,622	9.8%	572,800	9.6%
Time deposits of $100,000 and over	521,138	8.6%	514,286	8.7%
Other time deposits	653,584	10.7%	669,395	11.2%
Total Deposits	$6,095,826	100.0%	$5,963,936	100.0%

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of June 30, 2016 and December 31, 2015, the Company did not have purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets. Maturities of time deposits as of June 30, 2016 are as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total
Maturities of time deposits of $100,000 and over	$79,727	$157,428	$283,983	$521,138
Maturities of other time deposits	102,757	250,486	300,341	653,584
Total time deposits	$182,484	$407,914	$584,324	$1,174,722

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

	June 30, 2016	December 31, 2015	June 30, 2015
Common equity Tier 1 capital	$674,608	$691,195	$679,743
Tier 1 capital	765,108	781,695	$775,286
Tier 2 capital	35,496	34,346	32,624
Total risk-based capital	800,604	816,041	807,910
Risk-weighted assets	6,789,054	6,551,028	6,298,404

Capital ratios:
Common equity Tier 1 capital ratio	9.94%	10.55%	10.87%
Tier 1 capital ratio	11.27%	11.93%	12.31%
Total capital ratio	11.79%	12.46%	12.83%
Leverage ratio (Tier 1 capital to average assets)	10.01%	10.68%	10.82%
Capital conservation buffer ratio (1)	3.49%	N/A	N/A
Common equity to total assets	12.21%	12.94%	13.18%
Tangible common equity to tangible assets	8.59%	9.20%	9.30%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company's actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company's capital conservation buffer ratio.

NON-GAAP MEASURES

In reporting the Company’s results as of and for the periods ended June 30, 2016 and 2015, the Company has provided supplemental performance measures on a tangible basis. Tangible common equity is used in the calculation of certain capital and per share ratios. The Company believes tangible common equity and the related ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses.

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

The following table reconciles these non-GAAP measures from their respective U.S. GAAP basis measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Tangible Common Equity
Ending equity	$989,201	$988,134	$989,201	$988,134
Less: Ending goodwill	297,659	293,522	297,659	293,522
Less: Ending core deposit intangibles	19,685	27,394	19,685	27,394
Less: Ending other amortizable intangibles	3,764	—	3,764	—
Ending tangible common equity (non-GAAP)	$668,093	$667,218	$668,093	$667,218
Average equity	$987,147	$991,093	$988,281	$986,844
Less: Average goodwill	294,886	293,522	294,204	293,522
Less: Average core deposit intangibles	20,517	28,432	21,424	29,508
Less: Average other amortizable intangibles	1,241	—	620	—
Average tangible common equity (non-GAAP)	$670,503	$669,139	$672,033	$663,814
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

	June 30, 2016	December 31, 2015	June 30, 2015
Allowance for loan losses	$35,074	$34,047	$32,344
Remaining fair value mark on acquired performing loans	19,092	20,819	23,010
Adjusted allowance for loan losses	$54,166	$54,866	$55,354
Loans, net of deferred fees	$5,941,098	$5,671,462	$5,510,385
Remaining fair value mark on acquired performing loans	19,092	20,819	23,010
Less: PCI loans, net of fair value mark	67,170	73,737	87,841
Adjusted loans, net of deferred fees	$5,893,020	$5,618,544	$5,445,554
Allowance for loan losses ratio	0.59%	0.60%	0.59%
Allowance for loan losses ratio, adjusted for acquisition accounting	0.92%	0.98%	1.02%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of June 30, 2016 and 2015 (dollars in thousands):

	Change In Net Interest Income June 30,
	2016		2015
	%	$	%	$
Change in Yield Curve:
+300 basis points	9.81	27,312	5.38	14,441
+200 basis points	6.73	18,723	3.61	9,699
+100 basis points	3.59	9,997	1.50	4,014
Most likely rate scenario	—	—	—	—
-100 basis points	(2.40)	(6,690)	(1.50)	(4,019)
-200 basis points	(3.22)	(8,977)	(4.34)	(11,646)
-300 basis points	(3.32)	(9,244)	(4.82)	(12,949)

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

As of June 30, 2016, the Company became more asset sensitive in a rising interest rate environment scenario when compared to June 30, 2015 in part due to the composition of the balance sheet and in part due to the market characteristics of certain deposit products. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 300 basis points interest rate environments, the Company does not believe the down 200 and 300 basis point scenarios are plausible given the current level of interest rates.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended June 30, 2016 and 2015 (dollars in thousands):

	Change In Economic Value of Equity June 30,
	2016		2015
	%	$	%	$
Change in Yield Curve:
+300 basis points	1.73	22,167	(1.25)	(16,699)
+200 basis points	2.12	27,155	(0.10)	(1,293)
+100 basis points	1.53	19,570	0.54	7,171
Most likely rate scenario	—	—	—	—
-100 basis points	(4.69)	(59,963)	(3.31)	(44,315)
-200 basis points	(7.11)	(90,938)	(9.15)	(122,595)
-300 basis points	(3.74)	(47,765)	(10.45)	(140,095)

The shock down 200 or 300 basis points analysis is not as meaningful since interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points.  While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity in rates down scenarios.

Compared to June 30, 2015, the Company’s economic value of equity model as of June 30, 2016 projects that an instantaneous change in market interest rates would result in more overall variation in the Company’s estimated economic value of equity in the shock up 100, 200 or 300 basis point and shock down 100 basis point interest rate scenarios, while the Company is less sensitive to market interest rates in a shock down 200 and 300 basis point scenario. The Company believes the down 200 and 300 basis point scenarios are not plausible given the current low level of interest rates.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None.

(b) Use of Proceeds – Not Applicable.

(c) Issuer Purchases of Securities

Stock Repurchase Program
The following information describes the Company’s common stock repurchases for the six months ended June 30, 2016:

Period	Total number of shares purchased (1)	Average price paid per share ($)	Approximate value of shares that may be purchased under the plan ($)
December 31, 2015			21,139,000
January 1 - January 31, 2016	380,882	23.70	12,114,000
February 1 - February 29, 2016	553,566	21.99	24,942,000
March 1 - March 31, 2016	106,164	23.55	22,442,000
April 1 - April 30, 2016	102,144	24.48	19,942,000
May 1 - May 31, 2016	82,800	26.24	17,769,000
June 1 - June 30, 2016	87,000	26.21	15,489,000
Total	1,312,556	23.35

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

101.00
Interactive data files formatted in eXtensible Business Reporting Language for the quarter ended June 30, 2016 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation

(Registrant)

Date: August 4, 2016	By:	/s/ G. William Beale
G. William Beale,
President and Chief Executive Officer
(principal executive officer)

Date: August 4, 2016	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)