Form 10-Q
period 2016-09-30
Union Bankshares Corp
filed 2016-11-03
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Yes ☐ No ☒

The number of shares of common stock outstanding as of October 31, 2016 was 43,558,217.

UNION BANKSHARES CORPORATION
FORM 10-Q

Glossary of Acronyms

AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union Bank & Trust
bps	–	Basis points
the Company	–	Union Bankshares Corporation
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
Exchange Act	–	Securities Exchange Act of 1934
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
U.S. GAAP or GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
HTM	–	Held to maturity
LIBOR	–	London Interbank Offered Rate
NPA	–	Nonperforming assets
ODCM	–	Old Dominion Capital Management, Inc.
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCI	–	Purchased credit impaired
ROA	–	Return on average assets
ROTCE	–	Return on average tangible common equity
StellarOne	–	StellarOne Corporation
TDR	–	Troubled debt restructuring
UMG	–	Union Mortgage Group, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$103,979	$111,323
Interest-bearing deposits in other banks	51,303	29,670
Federal funds sold	893	1,667
Total cash and cash equivalents	156,175	142,660
Securities available for sale, at fair value	954,984	903,292
Securities held to maturity, at carrying value	200,839	205,374
Restricted stock, at cost	63,204	51,828
Loans held for sale	46,814	36,030
Loans held for investment, net of deferred fees and costs	6,148,918	5,671,462
Less allowance for loan losses	36,542	34,047
Net loans held for investment	6,112,376	5,637,415
Premises and equipment, net	123,416	126,028
Other real estate owned, net of valuation allowance	10,581	15,299
Goodwill	298,191	293,522
Core deposit intangibles, net	18,001	23,310
Other amortizable intangibles, net	4,342	—
Bank owned life insurance	177,847	173,687
Other assets	91,460	84,846
Total assets	$8,258,230	$7,693,291
LIABILITIES
Noninterest-bearing demand deposits	$1,442,268	$1,372,937
Interest-bearing deposits	4,816,238	4,590,999
Total deposits	6,258,506	5,963,936
Securities sold under agreements to repurchase	64,225	84,977
Other short-term borrowings	601,500	304,000
Long-term borrowings	259,902	291,198
Other liabilities	73,133	53,813
Total liabilities	7,257,266	6,697,924
Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000; issued and outstanding, 43,556,486 shares and 44,785,674 shares, respectively.	57,444	59,159
Additional paid-in capital	603,785	631,822
Retained earnings	329,876	298,134
Accumulated other comprehensive income	9,859	6,252
Total stockholders' equity	1,000,964	995,367
Total liabilities and stockholders' equity	$8,258,230	$7,693,291
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest and dividend income:
Interest and fees on loans	$66,190	$62,651	$193,884	$185,706
Interest on deposits in other banks	65	23	178	65
Interest and dividends on securities:
Taxable	4,732	3,954	13,558	11,621
Nontaxable	3,446	3,372	10,344	10,062
Total interest and dividend income	74,433	70,000	217,964	207,454

Interest expense:
Interest on deposits	4,552	4,204	12,945	11,204
Interest on federal funds purchased	2	1	5	6
Interest on short-term borrowings	763	223	2,093	728
Interest on long-term borrowings	2,088	2,128	6,386	6,287
Total interest expense	7,405	6,556	21,429	18,225

Net interest income	67,028	63,444	196,535	189,229
Provision for credit losses	2,472	2,062	7,376	7,561
Net interest income after provision for credit losses	64,556	61,382	189,159	181,668

Noninterest income:
Service charges on deposit accounts	4,965	4,965	14,454	13,800
Other service charges and fees	4,397	3,983	12,971	11,618
Fiduciary and asset management fees	2,844	2,304	7,315	6,835
Mortgage banking income, net	3,207	2,630	8,324	7,582
Gains on securities transactions, net	—	75	145	672
Other-than-temporary impairment losses	—	(300)	—	(300)
Bank owned life insurance income	1,389	1,161	4,122	3,431
Other operating income	2,148	1,907	5,526	4,352
Total noninterest income	18,950	16,725	52,857	47,990

Noninterest expenses:
Salaries and benefits	30,493	25,853	87,061	78,905
Occupancy expenses	4,841	4,915	14,627	15,220
Furniture and equipment expenses	2,635	3,015	7,867	8,818
Printing, postage, and supplies	1,147	1,191	3,566	3,970
Communications expense	948	1,159	2,964	3,481
Technology and data processing	3,917	3,549	11,340	10,020
Professional services	1,895	1,991	6,432	5,008
Marketing and advertising expense	1,975	1,781	5,838	5,841
FDIC assessment premiums and other insurance	1,262	1,351	4,003	4,030
Other taxes	639	1,569	3,864	4,674
Loan-related expenses	1,531	1,341	3,638	3,173
OREO and credit-related expenses	503	1,263	1,965	4,415
Amortization of intangible assets	1,843	2,074	5,468	6,435
Training and other personnel costs	863	1,198	2,512	2,831
Other expenses	2,421	1,075	5,291	5,584
Total noninterest expenses	56,913	53,325	166,436	162,405

Income before income taxes	26,593	24,782	75,580	67,253
Income tax expense	6,192	6,566	18,881	17,989
Net income	$20,401	$18,216	$56,699	$49,264
Basic earnings per common share	$0.47	$0.40	$1.29	$1.09
Diluted earnings per common share	$0.47	$0.40	$1.29	$1.09
Dividends declared per common share	$0.19	$0.17	$0.57	$0.49
Basic weighted average number of common shares outstanding	43,565,937	45,087,409	43,853,548	45,107,290
Diluted weighted average number of common shares outstanding	43,754,915	45,171,610	43,967,725	45,189,578
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$20,401	$18,216	$56,699	$49,264
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(78)	(2,328)	(3,766)	(2,009)
Reclassification adjustment for losses (gains) included in net income (net of tax, $83 and $84 for the three months and $233 and $253 for the nine months ended September 30, 2016 and 2015, respectively)	154	157	433	470
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $604 and $673 for the three months and $4,227 and $976 for the nine months ended September 30, 2016 and 2015, respectively)	1,121	1,250	7,851	(1,812)
Reclassification adjustment for losses (gains) included in net income (net of tax, $0 and $79 for the three months and $51 and $130 for the nine months ended September 30, 2016 and 2015, respectively)	—	146	(95)	(242)
HTM securities:
Accretion of unrealized gain for AFS securities transferred to HTM (net of tax, $128 and $166 for the three months and $439 and $278 for the nine months ended September 30, 2016 and 2015, respectively)	(237)	(308)	(816)	(516)
Other comprehensive income (loss)	960	(1,083)	3,607	(4,109)
Comprehensive income	$21,361	$17,133	$60,306	$45,155
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Dollars in thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2014	$59,795	$643,443	$261,676	$12,255	$977,169
Net income - 2015			49,264		49,264
Other comprehensive income (net of taxes of $1,130)				(4,109)	(4,109)
Dividends on common stock ($0.49 per share)			(21,000)		(21,000)
Stock purchased under stock repurchase plan (347,021 shares)	(460)	(7,535)			(7,995)
Issuance of common stock under Dividend Reinvestment Plan (52,201 shares)	69	1,030	(1,099)		—
Issuance of common stock under Equity Compensation Plans (37,124 shares)	49	517			566
Issuance of common stock for services rendered (19,417 shares)	26	420			446
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (26,576 shares)	35	(321)			(286)
Stock-based compensation expense		957			957
Balance - September 30, 2015	$59,514	$638,511	$288,841	$8,146	$995,012

Balance - December 31, 2015	$59,159	$631,822	$298,134	$6,252	$995,367
Net income - 2016			56,699		56,699
Other comprehensive income (net of taxes of $3,970)				3,607	3,607
Issuance of common stock in regard to acquisition (17,232 shares)	23	430			453
Dividends on common stock ($0.57 per share)			(24,957)		(24,957)
Stock purchased under stock repurchase plan (1,411,131 shares)	(1,876)	(31,300)			(33,176)
Issuance of common stock under Equity Compensation Plans (54,044 shares)	72	681			753
Issuance of common stock for services rendered (14,576 shares)	19	360			379
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (35,515 shares)	47	(492)			(445)
Stock-based compensation expense		2,284			2,284
Balance - September 30, 2016	$57,444	$603,785	$329,876	$9,859	$1,000,964

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Dollars in thousands)

	2016	2015
Operating activities:
Net income	$56,699	$49,264
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	7,617	8,097
Writedown of OREO	879	1,773
Other-than-temporary impairment recognized in earnings	—	300
Amortization, net	8,837	10,080
Amortization (accretion) related to acquisition, net	1,400	1,175
Provision for credit losses	7,376	7,561
Losses (gains) on securities transactions, net	(145)	(672)
Bank owned life insurance income	(4,122)	(3,431)
Decrease (increase) in loans held for sale, net	(10,784)	3,206
Losses (gains) on sales of other real estate owned, net	(278)	80
Losses (gains) on sales of premises, net	97	98
Stock-based compensation expenses	2,284	957
Issuance of common stock for services	379	446
Net decrease (increase) in other assets	(11,169)	(461)
Net increase (decrease) in other liabilities	11,005	691
Net cash and cash equivalents provided by (used in) operating activities	70,075	79,164
Investing activities:
Purchases of securities available for sale	(159,863)	(171,203)
Proceeds from sales of securities available for sale	18,272	63,928
Proceeds from maturities, calls and paydowns of securities available for sale	83,942	110,132
Proceeds from maturities, calls and paydowns of securities held to maturity	1,841	795
Net decrease (increase) in loans held for investment	(479,346)	(228,839)
Net decrease (increase) in premises and equipment	(5,102)	(2,541)
Proceeds from sales of other real estate owned	4,982	6,374
Improvements to other real estate owned	—	(308)
Cash paid for equity-method investments	—	(355)
Cash paid in acquisition	(4,077)	—
Cash acquired in acquisitions	207	—
Net cash and cash equivalents provided by (used in) investing activities	(539,144)	(222,017)
Financing activities:
Net increase (decrease) in noninterest-bearing deposits	69,331	138,667
Net increase (decrease) in interest-bearing deposits	225,239	43,259
Net increase (decrease) in short-term borrowings	276,748	44,024
Net increase (decrease) in long-term borrowings	(30,909)	(8,448)
Cash dividends paid - common stock	(24,957)	(21,000)
Repurchase of common stock	(33,176)	(7,995)
Issuance of common stock	753	566
Vesting of restricted stock, including tax effects	(445)	(286)
Net cash and cash equivalents provided by (used in) financing activities	482,584	188,787
Increase (decrease) in cash and cash equivalents	13,515	45,934
Cash and cash equivalents at beginning of the period	142,660	133,260
Cash and cash equivalents at end of the period	$156,175	$179,194
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$21,812	$20,720
Income taxes	19,800	13,800
Supplemental schedule of noncash investing and financing activities
Unrealized (losses) gains on securities available for sale	$11,932	$(3,160)
Transfer from securities available for sale to securities held to maturity	—	201,822
Transfer from loans held for investment to loans held for sale	—	26,400
Changes in fair value of interest rate swap loss	(3,333)	(1,539)
Transfers between loans and other real estate owned	865	1,493
Transfers from bank premises to other real estate owned	—	402
Issuance of common stock in exchange for net assets in acquisition	453	—
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
1. ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

Business Combinations
On May 31, 2016, the Bank completed its acquisition of ODCM, a Charlottesville, Virginia based registered investment advisor with nearly $300.0 million in assets under management at the time of the acquisition. The acquisition date fair value of consideration transferred totaled $9.1 million, which consisted of $4.1 million in cash, $453,000 in stock, and the remainder being contingent on achieving certain performance metrics. The contingent consideration is carried at fair value and is reported as a component of “Other Liabilities” in the Consolidated Balance Sheet. The fair value of this liability will be assessed at each reporting period.

In connection with the transaction, the Company recorded $4.7 million in goodwill and $4.5 million of amortizable assets, which primarily relate to the value of customer relationships. The Company is amortizing these intangibles assets over the period of expected benefit, which ranges from 5 to 10 years using a straight-line method. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. During the current quarter, the Company finalized the valuation of certain amortizable intangible assets which increased the fair value and also impacting the recognized goodwill. The fair values are subject to refinement for up to one year after the closing date of the acquisition.

Loans
The Company originates commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and residential real estate loans (including acquisition and development loans and residential construction loans) throughout its market area. The ability of the Company’s debtors to honor their contracts on such loans is dependent upon the real estate and general economic conditions in those markets, as well as other factors.

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

Also, included in this category are loans generally made to residential home builders to support their lot and home inventory needs. Repayment relies upon the successful performance of the underlying residential real estate project. This type of lending carries a higher level of risk as compared to other commercial lending. This class of lending manages risks related to residential real estate market conditions, a functioning first and secondary market in which to sell residential properties, and the borrower’s ability to manage inventory and run projects. The Company manages this risk by lending to experienced builders and developers by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations with any particular customer or geographic region.

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

Commercial and Industrial – loans generally made to support the Company’s borrowers’ need for equipment/vehicle purchases and short-term or seasonal cash flow needs. Repayment relies upon the successful operation of the business. This type of lending carries a lower level of commercial credit risk as compared to other commercial lending. The Company manages this risk by using general underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry.

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

Affordable Housing Entities
The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For the three and nine months ended September 30, 2016, the Company recognized amortization of $185,000 and $445,000, respectively, and tax credits of $265,000 and $685,000, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. For the three and nine months ended September 30, 2015, the Company recognized amortization of $118,000 and $397,000, respectively, and tax credits of $213,000 and $641,000, respectively. The carrying value of the Company’s investments in these qualified affordable housing projects was $8.0 million and $8.5 million as of September 30, 2016 and December 31, 2015, respectively. The Company recorded a liability of $5.3 million for the related unfunded commitments as of September 30, 2016, which are expected to be paid from 2016 to 2019.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires lessees to put most leases on their balance sheets, but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates the real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact ASU 2016-02 will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.” This ASU clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only the four-step decision sequence in ASC 815-15-25-42 (as amended by the ASU). The entity does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company has concluded the adoption of ASU 2016-06 will not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” This ASU simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively and early adoption is permitted. The Company has concluded the adoption of ASU 2016-07 will not have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted; however, if the Company elects to early adopt, then all amendments must be adopted in the same period. The Company has concluded the adoption of ASU 2016-07 will not have a material impact on its consolidated financial statements.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” This ASU amends certain aspects of the FASB's new revenue standard to reduce the potential for diversity in practice at the initial application of Topic 606 by entities with transactions that fall into the scope of this guidance, as well as reducing the cost and complexity of applying Topic 606 at the transition date and on a continual basis. The amendment affects ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that is not yet effective. The Company is currently assessing the impact ASU 2016-12 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU updates the existing guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and required consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective for fiscal years beginning after December 15, 2019. The Company is currently assessing the impact ASU 2016-13 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments (a consensus of Merging Issues Task Force)." This ASU attempts to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The purpose of this update is to reduce existing diversity in practice in eight areas addressed by the update. The amendment will be effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company has concluded the adoption of ASU 2016-15 will not have a material impact on its consolidated financial statements.

2. SECURITIES

Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of September 30, 2016 and December 31, 2015 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2016
Obligations of states and political subdivisions	$266,291	$13,147	$(215)	$279,223
Corporate bonds	122,130	1,196	(1,579)	121,747
Mortgage-backed securities	529,228	11,877	(509)	540,596
Other securities	13,385	33	—	13,418
Total available for sale securities	$931,034	$26,253	$(2,303)	$954,984

December 31, 2015
Obligations of states and political subdivisions	$257,740	$10,479	$(140)	$268,079
Corporate bonds	77,628	55	(1,704)	75,979
Mortgage-backed securities	544,823	6,127	(2,779)	548,171
Other securities	11,085	—	(22)	11,063
Total available for sale securities	$891,276	$16,661	$(4,645)	$903,292

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s available for sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of September 30, 2016 and December 31, 2015. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
Obligations of states and political subdivisions	$11,640	$(209)	$655	$(6)	$12,295	$(215)
Mortgage-backed securities	37,739	(156)	43,430	(353)	81,169	(509)
Corporate bonds and other securities	5,059	(16)	41,000	(1,563)	46,059	(1,579)
Total available for sale	$54,438	$(381)	$85,085	$(1,922)	$139,523	$(2,303)

December 31, 2015
Obligations of states and political subdivisions	$8,114	$(70)	$4,950	$(70)	$13,064	$(140)
Mortgage-backed securities	287,113	(2,442)	21,660	(337)	308,773	(2,779)
Corporate bonds and other securities	36,157	(751)	19,558	(975)	55,715	(1,726)
Total available for sale	$331,384	$(3,263)	$46,168	$(1,382)	$377,552	$(4,645)

As of September 30, 2016, there were $85.1 million, or 28 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $1.9 million and consisted of municipal obligations, mortgage-backed securities, and corporate bonds. As of December 31, 2015, there were $46.2 million, or 20 issues, of individual securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $1.4 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. The Company has determined that these securities are temporarily impaired as of September 30, 2016 and December 31, 2015 for the reasons set out below:

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

The following table presents the amortized cost and estimated fair value of available for sale securities as of September 30, 2016 and December 31, 2015, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$16,667	$16,860	$8,380	$8,370
Due after one year through five years	109,700	113,093	65,326	66,996
Due after five years through ten years	314,903	324,270	296,864	301,920
Due after ten years	489,764	500,761	520,706	526,006
Total securities available for sale	$931,034	$954,984	$891,276	$903,292

The following table presents the estimated fair value of available for sale securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Public deposits	$183,841	$184,635
Repurchase agreements	116,844	126,120
Other purposes (1)	23,326	26,546
Total pledged securities	$324,011	$337,301

(1) The "Other purposes" category consists of borrowings, derivatives, and accounts held at the Bank.

Held to Maturity
During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The Company transferred these securities to held to maturity to reduce the impact of price volatility on capital and in consideration of changes to the regulatory environment. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer with a remaining balance of $5.6 million as of September 30, 2016 and $6.8 million as of December 31, 2015.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of securities held to maturity as of September 30, 2016 and December 31, 2015 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value (1)	Gains	(Losses)	Fair Value
September 30, 2016
Obligations of states and political subdivisions	$200,839	$8,959	$(81)	$209,717

December 31, 2015
Obligations of states and political subdivisions	$205,374	$5,748	$(1,685)	$209,437

(1) The carrying value includes $5.6 million as of September 30, 2016 and $6.8 million as of December 31, 2015 of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s held to maturity securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of September 30, 2016 and December 31, 2015. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
Obligations of states and political subdivisions	$—	$—	$661	$(81)	$661	$(81)

December 31, 2015
Obligations of states and political subdivisions	$7,056	$(1,685)	$—	$—	$7,056	$(1,685)

As of September 30, 2016, there was $661,000, or 1 issue, of an individual held to maturity security that had been in a continuous loss position for more than 12 months. This security had an unrealized loss of $81,000 and consisted of a municipal obligation. The Company has determined that these securities in a loss position are temporarily impaired as of September 30, 2016 and December 31, 2015 for the reasons set out below:

Obligations of states and political subdivisions. This category’s unrealized losses are primarily the result of interest rate fluctuations and also a certain few ratings downgrades brought about by the impact of the economic downturn on states and political subdivisions. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

The following table presents the amortized cost and estimated fair value of held to maturity securities as of September 30, 2016 and December 31, 2015, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016		December 31, 2015
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Due in one year or less	$850	$850	$1,488	$1,491
Due after one year through five years	25,918	26,561	4,294	4,348
Due after five years through ten years	48,243	50,017	44,736	45,501
Due after ten years	125,828	132,289	154,856	158,097
Total securities held to maturity	$200,839	$209,717	$205,374	$209,437

(1) The carrying value includes $5.6 million as of September 30, 2016 and $6.8 million as of December 31, 2015 of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion.

The following table presents the estimated fair value of held to maturity securities which were pledged to secure public deposits as permitted or required by law as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Public deposits	$209,717	$207,140
Total pledged securities	$209,717	$207,140

Restricted Stock, at cost
Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At September 30, 2016 and December 31, 2015, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of its outstanding capital at both September 30, 2016 and December 31, 2015. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $23.8 million for both September 30, 2016 and December 31, 2015 and FHLB stock in the amount of $39.4 million and $28.0 million as of September 30, 2016 and December 31, 2015, respectively.

Other-Than-Temporary-Impairment
During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the three and nine months ended September 30, 2016, and in accordance with the guidance, no OTTI was recognized. For the year ended December 31, 2015, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000.  During the quarter ended March 31, 2016, the municipal security was sold.  As a result, the Company recognized an additional loss on sale of the previously written down security.

Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of securities available for sale and the proceeds from the sale of securities during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands). The Company did not sell any investment securities that are held to maturity.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Realized gains (losses):
Gross realized gains	$—	$242
Gross realized losses	—	(97)
Net realized gains	$—	$145

Proceeds from sales of securities	$2,848	$18,272

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Realized gains (losses):
Gross realized gains	$75	$759
Gross realized losses	—	(87)
Net realized gains	$75	$672

Proceeds from sales of securities	$5,771	$63,928

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Construction and Land Development	$776,430	$749,720
Commercial Real Estate - Owner Occupied	857,142	860,086
Commercial Real Estate - Non-Owner Occupied	1,454,828	1,270,480
Multifamily Real Estate	339,313	322,528
Commercial & Industrial	509,857	435,365
Residential 1-4 Family	999,361	978,469
Auto	255,188	234,061
HELOC	524,097	516,726
Consumer and all other	432,702	304,027
Total loans held for investment, net(1)	$6,148,918	$5,671,462

(1) Loans, as presented, are net of deferred fees and costs totaling $3.3 million and $3.0 million as of September 30, 2016 and December 31, 2015, respectively.

The following table shows the aging of the Company’s loan portfolio, by segment, at September 30, 2016 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$309	$697	$610	$3,205	$2,301	$769,308	$776,430
Commercial Real Estate - Owner Occupied	1,411	365	304	19,064	1,609	834,389	857,142
Commercial Real Estate - Non-Owner Occupied	324	—	—	18,141	—	1,436,363	1,454,828
Multifamily Real Estate	—	—	—	2,079	—	337,234	339,313
Commercial & Industrial	567	51	77	1,145	1,344	506,673	509,857
Residential 1-4 Family	4,985	6,345	2,005	16,828	5,279	963,919	999,361
Auto	1,846	239	28	—	231	252,844	255,188
HELOC	2,600	899	407	1,498	1,464	517,229	524,097
Consumer and all other	1,713	1,037	98	386	449	429,019	432,702
Total loans held for investment	$13,755	$9,633	$3,529	$62,346	$12,677	$6,046,978	$6,148,918

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2015 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$3,155	$380	$128	$5,986	$2,113	$737,958	$749,720
Commercial Real Estate - Owner Occupied	1,714	118	103	27,388	3,904	826,859	860,086
Commercial Real Estate - Non-Owner Occupied	771	—	723	13,519	100	1,255,367	1,270,480
Multifamily Real Estate	—	—	272	1,555	—	320,701	322,528
Commercial & Industrial	1,056	27	124	1,813	429	431,916	435,365
Residential 1-4 Family	15,023	6,774	3,638	21,159	3,563	928,312	978,469
Auto	2,312	233	60	—	192	231,264	234,061
HELOC	2,589	1,112	762	1,791	1,348	509,124	516,726
Consumer and all other	1,167	689	19	526	287	301,339	304,027
Total loans held for investment	$27,787	$9,333	$5,829	$73,737	$11,936	$5,542,840	$5,671,462

The following table shows the PCI loan portfolios, by segment and their delinquency status, at September 30, 2016 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$29	$—	$3,176	$3,205
Commercial Real Estate - Owner Occupied	737	634	17,693	19,064
Commercial Real Estate - Non-Owner Occupied	1,921	125	16,095	18,141
Multifamily Real Estate	—	—	2,079	2,079
Commercial & Industrial	45	57	1,043	1,145
Residential 1-4 Family	1,686	775	14,367	16,828
HELOC	122	435	941	1,498
Consumer and all other	—	—	386	386
Total	$4,540	$2,026	$55,780	$62,346

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2015 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$369	$241	$5,376	$5,986
Commercial Real Estate - Owner Occupied	1,139	1,412	24,837	27,388
Commercial Real Estate - Non-Owner Occupied	755	202	12,562	13,519
Multifamily Real Estate	—	—	1,555	1,555
Commercial & Industrial	209	21	1,583	1,813
Residential 1-4 Family	2,143	1,923	17,093	21,159
HELOC	410	458	923	1,791
Consumer and all other	—	—	526	526
Total	$5,025	$4,257	$64,455	$73,737

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans related to the StellarOne acquisition, by segment at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a specific allowance
Construction and Land Development	$25,171	$25,647	$—	$33,250	$33,731	$—
Commercial Real Estate - Owner Occupied	6,414	6,579	—	7,781	8,983	—
Commercial Real Estate - Non-Owner Occupied	3,752	3,752	—	5,328	5,325	—
Multifamily Real Estate	—	—	—	3,828	3,828	—
Commercial & Industrial	952	1,362	—	711	951	—
Residential 1-4 Family	9,066	10,059	—	7,564	8,829	—
Auto	—	—	—	7	7	—
HELOC	1,347	1,416	—	1,786	2,028	—
Consumer and all other	173	223	—	211	211	—
Total impaired loans without a specific allowance	$46,875	$49,038	$—	$60,466	$63,893	$—

Loans with a specific allowance
Construction and Land Development	$2,070	$2,442	$123	$3,167	$3,218	$538
Commercial Real Estate - Owner Occupied	1,198	1,215	5	3,237	3,239	358
Commercial Real Estate - Non-Owner Occupied	40	40	1	907	907	75
Commercial & Industrial	2,496	2,498	642	1,952	1,949	441
Residential 1-4 Family	3,607	3,794	115	6,065	6,153	418
Auto	231	270	1	192	199	1
HELOC	706	791	17	769	925	76
Consumer and all other	278	650	88	363	512	95
Total impaired loans with a specific allowance	$10,626	$11,700	$992	$16,652	$17,102	$2,002
Total impaired loans	$57,501	$60,738	$992	$77,118	$80,995	$2,002

The following tables show the average recorded investment and interest income recognized for the Company’s impaired loans, excluding PCI loans related to the StellarOne acquisition, by segment for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	$28,195	$464	$27,645	$1,346
Commercial Real Estate - Owner Occupied	7,691	72	7,862	230
Commercial Real Estate - Non-Owner Occupied	3,777	33	3,759	98
Commercial & Industrial	4,628	42	4,964	134
Residential 1-4 Family	13,106	89	13,439	267
Auto	271	—	289	4
HELOC	2,118	7	2,185	35
Consumer and all other	453	—	620	6
Total impaired loans	$60,239	$707	$60,763	$2,120

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	$33,145	$530	$33,727	$1,579
Commercial Real Estate - Owner Occupied	18,859	195	18,709	547
Commercial Real Estate - Non-Owner Occupied	8,596	96	8,809	270
Multifamily Real Estate	4,593	75	4,598	222
Commercial & Industrial	3,503	42	3,633	125
Residential 1-4 Family	11,494	160	11,723	374
Auto	115	1	121	5
HELOC	1,710	14	1,727	36
Consumer and all other	534	6	594	20
Total impaired loans	$82,549	$1,119	$83,641	$3,178

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the three and nine months ended September 30, 2016, the recorded investment in restructured loans prior to modifications was not materially impacted by the modification.

The following table provides a summary, by segment, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed on nonaccrual status, which are considered to be nonperforming, as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016			December 31, 2015
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Construction and Land Development	5	$3,744	$—	6	$3,349	$—
Commercial Real Estate - Owner Occupied	5	2,070	—	5	1,530	—
Commercial Real Estate - Non-Owner Occupied	2	2,390	—	2	2,390	—
Commercial & Industrial	4	663	—	5	261	—
Residential 1-4 Family	25	2,957	—	27	3,173	—
Consumer and all other	—	—	—	1	77	—
Total performing	41	$11,824	$—	46	$10,780	$—

Nonperforming
Construction and Land Development	2	$215	$—	2	$321	$—
Commercial Real Estate - Owner Occupied	2	161	—	1	137	—
Commercial & Industrial	1	125	—	1	2	—
Residential 1-4 Family	8	951	—	6	1,142	—
HELOC	—	—	—	1	319	—
Total nonperforming	13	$1,452	$—	11	$1,921	$—

Total performing and nonperforming	54	$13,276	$—	57	$12,701	$—

The Company considers a default of a restructured loan to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three and nine months ended September 30, 2016, the Company identified one loan, totaling approximately $23,000, that went into default that had been restructured in the twelve-month period prior to the time of default. This loan was a commercial real estate - owner occupied loan which had a term modification at a market rate. During the three and nine months ended September 30, 2015, the

Company did not identify any restructured loans that went into default that had been restructured in the twelve-month period prior to default.

The following table shows, by segment and modification type, TDRs that occurred during the three and nine months ended September 30, 2016 (dollars in thousands):

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Term modification, at a market rate
Construction and Land Development	—	$—	1	$1,177
Commercial Real Estate - Owner Occupied	—	—	2	739
Commercial & Industrial	1	457	1	457
Residential 1-4 Family	—	—	2	474
Total loan term extended at a market rate	1	$457	6	$2,847

Term modification, below market rate
Residential 1-4 Family	—	$—	1	$36
Total loan term extended at a below market rate	—	$—	1	$36

Interest rate modification, below market rate
Commercial & Industrial	—	$—	1	$125
Total interest only at below market rate of interest	—	$—	1	$125

Total	1	$457	8	$3,008
The following table shows, by segment and modification type, TDRs that occurred during the three and nine months ended September 30, 2015 (dollars in thousands):

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Term modification, at a market rate
Commercial Real Estate - Owner Occupied	—	$—	1	$117
Commercial & Industrial	—	—	1	17
Total loan term extended at a market rate	—	$—	2	$134

Term modification, below market rate
Construction and Land Development	1	$400	1	$400
Commercial Real Estate - Owner Occupied	—	—	1	871
Residential 1-4 Family	3	674	3	674
Total loan term extended at a below market rate	4	$1,074	5	$1,945

Total	4	$1,074	7	$2,079

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by segment for the nine months ended and as of September 30, 2016. The table below includes the provision for loan losses. As discussed in Note 1 “Accounting Policies,” the Company enhanced its loan segmentation for purposes of the allowance calculation as well as its disclosures. The impact of this enhancement is reflected in the provision amounts in the table below. In addition, a $175,000 provision was recognized during the nine months ended September 30, 2016 for unfunded loan commitments for which the reserves are recorded as a component of “Other Liabilities” on the Company’s Consolidated Balance Sheets. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$6,040	$165	$(869)	$5,464	$10,800
Commercial Real Estate - Owner Occupied	4,614	112	(772)	(770)	3,184
Commercial Real Estate - Non-Owner Occupied	6,929	3	(1)	(813)	6,118
Multifamily Real Estate	1,606	—	—	(658)	948
Commercial & Industrial	3,163	422	(1,301)	3,119	5,403
Residential 1-4 Family	5,414	466	(741)	518	5,657
Auto	1,703	243	(815)	(260)	871
HELOC	2,934	229	(1,272)	(534)	1,357
Consumer and all other	1,644	382	(957)	1,135	2,204
Total	$34,047	$2,022	$(6,728)	$7,201	$36,542

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$27,241	$123	$745,984	$10,677	$3,205	$—	$776,430	$10,800
Commercial Real Estate - Owner Occupied	7,612	5	830,466	3,179	19,064	—	857,142	3,184
Commercial Real Estate - Non-Owner Occupied	3,792	1	1,432,895	6,117	18,141	—	1,454,828	6,118
Multifamily Real Estate	—	—	337,234	948	2,079	—	339,313	948
Commercial & Industrial	3,448	642	505,264	4,761	1,145	—	509,857	5,403
Residential 1-4 Family	12,673	115	969,860	5,542	16,828	—	999,361	5,657
Auto	231	1	254,957	870	—	—	255,188	871
HELOC	2,053	17	520,546	1,340	1,498	—	524,097	1,357
Consumer and all other	451	88	431,865	2,116	386	—	432,702	2,204
Total loans held for investment, net	$57,501	$992	$6,029,071	$35,550	$62,346	$—	$6,148,918	$36,542

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by segment for the nine months ended and as of September 30, 2015. In addition, a $300,000 provision was recognized during the nine months ended September 30, 2015 for unfunded loan commitments. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$4,856	$594	$(415)	$169	$5,204
Commercial Real Estate - Owner Occupied	4,640	15	(481)	630	4,804
Commercial Real Estate - Non-Owner Occupied	7,256	232	(2,850)	1,744	6,382
Multifamily Real Estate	1,374	—	—	296	1,670
Commercial & Industrial	2,610	776	(2,081)	1,485	2,790
Residential 1-4 Family	5,607	513	(1,303)	927	5,744
Auto	1,297	213	(545)	600	1,565
HELOC	2,675	237	(749)	671	2,834
Consumer and all other	2,069	414	(946)	739	2,276
Total	$32,384	$2,994	$(9,370)	$7,261	$33,269

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$33,647	$175	$653,370	$5,029	$7,628	$—	$694,645	$5,204
Commercial Real Estate - Owner Occupied	18,564	677	816,320	4,127	28,694	—	863,578	4,804
Commercial Real Estate - Non-Owner Occupied	8,632	137	1,201,649	6,245	13,326	—	1,223,607	6,382
Multifamily Real Estate	4,607	—	323,409	1,670	1,943	—	329,959	1,670
Commercial & Industrial	3,439	318	403,973	2,472	2,245	—	409,657	2,790
Residential 1-4 Family	10,679	615	954,730	5,129	22,379	—	987,788	5,744
Auto	89	1	225,905	1,564	—	—	225,994	1,565
HELOC	1,502	9	511,048	2,825	1,812	—	514,362	2,834
Consumer and all other	459	80	292,993	2,196	579	—	294,031	2,276
Total loans held for investment, net	$81,618	$2,012	$5,383,397	$31,257	$78,606	$—	$5,543,621	$33,269

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

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of September 30, 2016 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$690,623	$56,433	$25,559	$610	$773,225
Commercial Real Estate - Owner Occupied	806,096	26,090	5,892	—	838,078
Commercial Real Estate - Non-Owner Occupied	1,399,369	33,608	3,710	—	1,436,687
Multifamily Real Estate	313,497	23,737	—	—	337,234
Commercial & Industrial	495,764	10,088	2,860	—	508,712
Residential 1-4 Family	950,707	22,163	7,571	2,092	982,533
Auto	252,549	2,459	91	89	255,188
HELOC	516,178	4,745	1,305	371	522,599
Consumer and all other	428,574	3,503	42	197	432,316
Total	$5,853,357	$182,826	$47,030	$3,359	$6,086,572

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

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of September 30, 2016 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,102	$1,677	$426	$—	$3,205
Commercial Real Estate - Owner Occupied	5,313	9,036	4,715	—	19,064
Commercial Real Estate - Non-Owner Occupied	4,855	11,562	1,724	—	18,141
Multifamily Real Estate	347	1,732	—	—	2,079
Commercial & Industrial	93	496	556	—	1,145
Residential 1-4 Family	8,085	5,297	2,941	505	16,828
HELOC	932	130	—	436	1,498
Consumer and all other	326	38	22	—	386
Total	$21,053	$29,968	$10,384	$941	$62,346

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$22,139	$28,956
Accretion	(4,232)	(4,707)
Reclass of nonaccretable difference due to improvement in expected cash flows	3,580	3,168
Other, net (1)	(1,149)	(5,624)
Balance at end of period	$20,338	$21,793

(1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, totaled $62.3 million at September 30, 2016 and $73.7 million at December 31, 2015. The outstanding balance of the Company’s PCI loan portfolio totaled $77.9 million at September 30, 2016 and $90.3 million at December 31, 2015. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $1.2 billion at September 30, 2016 and $1.4 billion at December 31, 2015; the remaining discount on these loans totaled $18.2 million at September 30, 2016 and $20.8 million at December 31, 2015.

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from previous and current acquisitions. The Company has determined that core deposit intangibles have finite lives and amortizes them over their estimated useful lives. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years, using an accelerated method. On January 1, 2014, the Company completed the acquisition of StellarOne and acquired intangible assets of $29.6 million and recorded $234.1 million of goodwill. On May 31, 2016, the Company completed the acquisition of ODCM and recorded goodwill of $4.7 million and other amortizable intangible assets of $4.5 million. The Company is amortizing these intangible assets over the period of expected benefit, which ranges from 5 to 10 years using a straight-line method. During the current quarter, the Company finalized the valuation of certain amortizable intangible assets which increased the fair value and also impacting the recognized goodwill. The fair values are subject to refinement for up to one year after the closing date of the acquisition.

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the second quarter of 2016 and determined that there was no impairment to its goodwill or intangible assets.

Amortization expense of core deposit intangibles for the three and nine months ended September 30, 2016 totaled $1.7 million and $5.3 million, respectively; and the three and nine months ended September 30, 2015 totaled $2.1 million and $6.4 million, respectively. Amortization expense of other intangibles for both the three and nine months ended September 30, 2016 totaled $160,000, respectively. As of September 30, 2016, the estimated remaining amortization expense of core deposit intangibles and other amortizable intangible assets is as follows (dollars in thousands):

For the remaining three months of 2016	$1,745
For the year ending December 31, 2017	6,070
For the year ending December 31, 2018	4,624
For the year ending December 31, 2019	3,573
For the year ending December 31, 2020	2,508
Thereafter	3,823
Total estimated amortization expense	$22,343

5. BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Total short-term borrowings consist of the following as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Securities sold under agreements to repurchase	$64,225	$84,977
Other short-term borrowings	601,500	304,000
Total short-term borrowings	$665,725	$388,977

Maximum month-end outstanding balance	$678,262	$445,761
Average outstanding balance during the period	583,418	379,783
Average interest rate (year-to-date)	0.48%	0.25%
Average interest rate at end of period	0.48%	0.27%

Other short-term borrowings:
Federal funds purchased	$6,000	$—
FHLB	579,500	304,000
Other lines of credit	16,000	—

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $169.0 million at September 30, 2016 and $175.0 million at December 31, 2015. The Company maintains an alternate line of credit at a correspondent bank, the available balance was $9.0 million at September 30, 2016 and $25.0 million at December 31, 2015. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $2.4 billion and $1.5 billion at September 30, 2016 and December 31, 2015, respectively.

Long-term Borrowings

In connection with two bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. In connection with the acquisition of StellarOne, the Company acquired trust preferred capital notes totaling $32.0 million with a remaining fair value discount of $6.8 million at September 30, 2016. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Trust Preferred Capital Securities(1)	Investment(1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	3.60%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	2.25%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	3.58%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	3.95%	6/26/2033
Total	$90,500,000	$2,801,000

(1)The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company's junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company's investment in the trusts is reported in "Other Assets" within the Consolidated Balance Sheets.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s Consolidated Balance Sheets. In accordance with ASC 470-50, Modifications and Extinguishments, the Company is amortizing this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings in the Company’s Consolidated Statements of Income. Amortization expense for the three and nine months ended September 30, 2016 and 2015 was $474,000 and $1.4 million and $463,000 and $1.4 million, respectively.

In connection with the StellarOne acquisition, the Company assumed $70.0 million in long-term borrowings with the FHLB of which there is $45.0 million remaining at September 30, 2016 that had a remaining fair value premium of $693,000.

As of September 30, 2016, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	1.29%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	1.31%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	1.31%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	1.31%	11/23/2022	10,000
Fixed Rate	—	3.62%	11/28/2017	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	2.11%	10/5/2016	25,000
				$185,000
(1) Interest rates calculated using non-rounded numbers.

As of December 31, 2015, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	1.05%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	1.07%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	1.07%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	1.07%	11/23/2022	10,000
Fixed Rate	—	3.62%	11/28/2017	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	2.11%	10/5/2016	25,000
Fixed Rate Hybrid	—	0.91%	7/25/2016	15,000
				$200,000
(1) Interest rates calculated using non-rounded numbers.

The carrying value of the loans and securities pledged as collateral for FHLB advances totaled $2.0 billion as of September 30, 2016 and $1.9 billion at December 31, 2015.

As of September 30, 2016, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	FHLB Advances	Fair Value Premium (Discount)	Prepayment Penalty	Total Long-term Borrowings
For the remaining three months of 2016	$—	$25,000	$71	$(477)	$24,594
2017	—	10,000	170	(1,922)	8,248
2018	—	10,000	(143)	(1,970)	7,887
2019	—	—	(286)	(2,018)	(2,304)
2020	—	—	(301)	(2,074)	(2,375)
Thereafter	93,301	140,000	(5,623)	(3,826)	223,852
Total Long-term borrowings	$93,301	$185,000	$(6,112)	$(12,287)	$259,902

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

The following table presents the balances of commitments and contingencies (dollars in thousands):

	September 30, 2016	December 31, 2015
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$1,787,953	$1,557,350
Standby letters of credit	84,491	139,371
Mortgage loan rate lock commitments	76,070	50,369
Total commitments with off-balance sheet risk	$1,948,514	$1,747,090
Commitments with balance sheet risk:
Loans held for sale	$46,814	$36,030
Total other commitments	$1,995,328	$1,783,120

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended September 30, 2016 and December 31, 2015, the aggregate amount of daily average required reserves was approximately $52.7 million and $48.7 million, respectively.

As of September 30, 2016, the Company had approximately $49.3 million in deposits in other financial institutions, of which $18.8 million and $14.8 million serve as collateral for the cash flow hedges and loan swaps, respectively, as discussed in Note 7 “Derivatives”. The Company had approximately $14.2 million in deposits in other financial institutions that were uninsured at September 30, 2016. On an annual basis, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 7 “Derivatives” for additional information.

In the ordinary course of business, the Company records an indemnification reserve relating to the credit card portfolio and to mortgage loans previously sold based on historical statistics and loss rates; as of September 30, 2016 and December 31, 2015, the Company’s indemnification reserve was approximately $506,000 and $450,000, respectively.

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
Cash Flow Hedges
The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as trust preferred capital notes, FHLB borrowings, and prime commercial loans. The Company uses interest rate swap agreements as part of its hedging strategy by exchanging a notional amount, equal to the principal amount of the borrowings, for fixed-rate interest based on benchmarked interest rates.
All swaps entered into with counterparties met the Company’s credit standards, and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant.
The terms and conditions of the interest rate swaps vary and amounts receivable or payable are recognized as accrued under the terms of the agreements. The Company assesses the effectiveness of each hedging relationship on a periodic basis using statistical regression analysis. The Company also measures the ineffectiveness of each hedging relationship using the change in variable cash flows method which compares the cumulative changes in cash flows of the hedging instrument relative to cumulative changes in the hedged item’s cash flows. In accordance with ASC 815, Derivatives and Hedging, the effective portions of the derivatives’ unrealized gains or losses are recorded as a component of other comprehensive income. Based on the Company’s assessment, its cash flow hedges are highly effective, but to the extent that any ineffectiveness exists in the hedge relationships, the amounts would be recorded in interest income or interest expense in the Company’s Consolidated Statements of Income.
On June 13, 2016, the Company terminated three interest rate swaps designated as cash flow hedges prior to their respective maturity dates. The unrealized gain of $1.3 million within accumulated Other Comprehensive Income will be re-classified into earnings over a three year period using the effective interest method. The estimated net amount of gains expected to be reclassified into earnings within the next twelve months is $377,000.
Fair Value Hedge
Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates. During the normal course of business, the Company enters into interest rate swaps to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty, calculated on the aggregate notional amount. At September 30, 2016 and December 31, 2015, the aggregate notional amount of the related hedged items totaled $43.5 million and $61.2 million, respectively, with fair value amounts of $3.2 million and $689,000, respectively.
The Company applies hedge accounting in accordance with ASC 815, Derivatives and Hedging, and the fair value hedge and the underlying hedged item, attributable to the risk being hedged, are recorded at fair value with unrealized gains and losses being recorded in the Company’s Consolidated Statements of Income. Statistical regression analysis is used to assess hedge effectiveness, both at inception of the hedging relationship and on an ongoing basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in fair value of the asset being hedged due to changes in the hedged risk. The Company’s fair value hedges continue to be highly effective and had no material impact on the Consolidated Statements of Income, but if any ineffectiveness exists, portions of the unrealized gains or losses would be recorded in interest income or interest expense in the Company’s Consolidated Statements of Income.
Loan Swaps
During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with a third party in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives, and the fair values are reported in “Other Assets” and “Other Liabilities” within the Company’s Consolidated Balance Sheets.
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

The market values of rate lock commitments and best efforts forward delivery commitments is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close. The fair value of the rate lock commitments is reported as a component of “Other Assets” in the Company’s Consolidated Balance Sheets; the fair value of the Company’s best efforts forward delivery commitments is recorded as a component of “Other Liabilities” in the Company’s Consolidated Balance Sheets. Any impact to income is recorded in current period earnings as a component of “Mortgage banking income, net” in the Company’s Consolidated Statements of Income.

The following table summarizes key elements of the Company’s derivative instruments as of September 30, 2016 and December 31, 2015, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	September 30, 2016				December 31, 2015
		Derivative (2)				Derivative (2)
	Notional or Contractual Amount (1)	Assets	Liabilities	Collateral Pledged (3)	Notional or Contractual Amount (1)	Assets	Liabilities	Collateral Pledged (3)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$188,500	$343	$16,087	$22,071	$263,000	$946	$10,352	$14,449
Fair value hedges	43,455	—	3,529	—	61,150	—	888	—
Derivatives not designated as accounting hedges:
Loan Swaps (4)
Pay fixed - receive floating interest rate swaps	280,336	12,218	—	—	138,969	3,758	—	—
Pay floating - receive fixed interest rate swaps	280,336	—	12,218	16,141	138,969	—	3,758	5,983
Other contracts:
Interest rate lock commitments	76,070	1,422	—	—	50,369	701	—	—

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

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Total
Balance - June 30, 2016	$14,412	$3,853	$(9,366)	$8,899
Other comprehensive income (loss)	1,121	(237)	(78)	806
Amounts reclassified from accumulated other comprehensive income	—	—	154	154
Net current period other comprehensive income (loss)	1,121	(237)	76	960
Balance - September 30, 2016	$15,533	$3,616	$(9,290)	$9,859

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Total
Balance - December 31, 2015	$7,777	$4,432	$(5,957)	$6,252
Other comprehensive income (loss)	7,851	(816)	(3,766)	3,269
Amounts reclassified from accumulated other comprehensive income	(95)	—	433	338
Net current period other comprehensive income (loss)	7,756	(816)	(3,333)	3,607
Balance - September 30, 2016	$15,533	$3,616	$(9,290)	$9,859

The change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Total
Balance - June 30, 2015	$8,738	$5,043	$(4,552)	$9,229
Other comprehensive income (loss)	1,250	(308)	(2,328)	(1,386)
Amounts reclassified from accumulated other comprehensive income	146	—	157	303
Net current period other comprehensive income (loss)	1,396	(308)	(2,171)	(1,083)
Balance - September 30, 2015	$10,134	$4,735	$(6,723)	$8,146

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Total
Balance - December 31, 2014	$17,439	$—	$(5,184)	$12,255
Unrealized gain transferred from AFS to HTM	(5,251)	5,251	—	—
Other comprehensive income (loss)	(1,812)	(516)	(2,009)	(4,337)
Amounts reclassified from accumulated other comprehensive income	(242)	—	470	228
Net current period other comprehensive income (loss)	(2,054)	(516)	(1,539)	(4,109)
Balance - September 30, 2015	$10,134	$4,735	$(6,723)	$8,146

Reclassifications of unrealized gains (losses) on available for sale securities are reported in the Company’s Consolidated Statements of Income as “Gains on securities transactions, net” with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported gains of $0 and $145,000 for the three and nine months ended September 30, 2016 and $75,000 and $672,000 for the three and nine months ended September 30, 2015, related to the sale of securities. The Company recorded $300,000 in OTTI in the third quarter of 2015 on a municipal security in the available for sale portfolio. The tax effects of the gains on sales of securities transaction, net of OTTI recorded, were $0 and $51,000 during the three and nine months ended September 30, 2016 and $79,000 and $130,000 during the three and nine months ended September 30, 2015, which amounts were included as a component of income tax expense.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense in the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $237,000 and $666,000 for the three and nine months ended September 30, 2016 and $241,000 and $723,000 for the three and nine months ended September 30, 2015. The tax effects of these transactions were $83,000 and $233,000 during the three and nine months ended September 30, 2016 and $84,000 and $253,000 during the three and nine months ended September 30, 2015, which were included as a component of income tax expense.

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

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale as well as best effort forward delivery commitments to mitigate interest rate risk; these instruments are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. However, this value is adjusted by a pull-through rate which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments while a decrease in the pull-through rate will result in a negative fair value adjustment. The Company’s weighted average pull-through rate was approximately 80% as of September 30, 2016 and December 31, 2015. As of September 30, 2016, the interest rate lock commitments are recorded as a component of “Other Assets” on the Company’s Consolidated Balance Sheets.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2016 and December 31, 2015.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 (dollars in thousands):

	Fair Value Measurements at September 30, 2016 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$—	$279,223	$—	$279,223
Corporate and other bonds	—	121,747	—	121,747
Mortgage-backed securities	—	540,596	—	540,596
Other securities	—	13,418	—	13,418
Loans held for sale	—	46,814	—	46,814
Derivatives:
Interest rate swap	—	12,218	—	12,218
Cash flow hedges	—	343	—	343
Interest rate lock commitments	—	—	1,422	1,422

LIABILITIES
Derivatives:
Interest rate swap	$—	$12,218	$—	$12,218
Cash flow hedges	—	16,087	—	16,087
Fair value hedges	—	3,529	—	3,529

	Fair Value Measurements at December 31, 2015 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$—	$268,079	$—	$268,079
Corporate and other bonds	—	75,979	—	75,979
Mortgage-backed securities	—	548,171	—	548,171
Other securities	—	11,063	—	11,063
Loans held for sale	—	36,030	—	36,030
Derivatives:
Interest rate swap	—	3,758	—	3,758
Cash flow hedges	—	946	—	946
Interest rate lock commitments	—	—	701	701

LIABILITIES
Derivatives:
Interest rate swap	$—	$3,758	$—	$3,758
Cash flow hedges	—	10,352	—	10,352
Fair value hedges	—	888	—	888

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

Impaired loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). For the periods ending September 30, 2016 and December 31, 2015, the Level 3 weighted averages related to impaired loans were 12.4% and 7.0%, respectively. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

Other real estate owned
OREO is evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Fair values of OREO are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. For the nine and twelve month periods ending September 30, 2016 and December 31, 2015, the Level 3 weighted averages related to OREO were approximately 24.7% and 32.0%, respectively.

Total valuation expenses related to OREO properties for the three and nine months ended September 30, 2016 and 2015 totaled $479,000 and $879,000 and $473,000 and $1.8 million, respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015 (dollars in thousands):

	Fair Value Measurements at September 30, 2016 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$2,573	$2,573
Other real estate owned	—	—	10,581	10,581

	Fair Value Measurements at December 31, 2015 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$2,214	$2,214
Other real estate owned	—	—	15,299	15,299

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of September 30, 2016 and December 31, 2015.

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

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2016 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$156,175	$156,175	$—	$—	$156,175
Securities available for sale	954,984	—	954,984	—	954,984
Held to maturity securities	200,839	—	209,717	—	209,717
Restricted stock	63,204	—	63,204	—	63,204
Loans held for sale	46,814	—	46,814	—	46,814
Net loans	6,112,376	—	—	6,144,971	6,144,971
Derivatives:
Interest rate lock commitments	1,422	—	—	1,422	1,422
Interest rate swap	12,218	—	12,218	—	12,218
Cash flow hedges	343	—	343	—	343
Accrued interest receivable	22,084	—	22,084	—	22,084
Bank owned life insurance	177,847	—	177,847	—	177,847

LIABILITIES
Deposits	$6,258,506	$—	$6,258,166	$—	$6,258,166
Borrowings	925,627	—	905,653	—	905,653
Accrued interest payable	1,581	—	1,581	—	1,581
Derivatives:
Interest rate swap	12,218	—	12,218	—	12,218
Cash flow hedges	16,087	—	16,087	—	16,087
Fair value hedges	3,529	—	3,529	—	3,529

		Fair Value Measurements at December 31, 2015 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$142,660	$142,660	$—	$—	$142,660
Securities available for sale	903,292	—	903,292	—	903,292
Held to maturity securities	205,374	—	209,437	—	209,437
Restricted stock	51,828	—	51,828	—	51,828
Loans held for sale	36,030	—	36,030	—	36,030
Net loans	5,637,415	—	—	5,671,155	5,671,155
Derivatives:
Interest rate lock commitments	701	—	—	701	701
Interest rate swap	3,758	—	3,758	—	3,758
Cash flow hedges	946	—	946	—	946
Accrued interest receivable	20,760	—	20,760	—	20,760
Bank owned life insurance	173,687	—	173,687	—	173,687

LIABILITIES
Deposits	$5,963,936	$—	$5,957,484	$—	$5,957,484
Borrowings	680,175	—	659,364	—	659,364
Accrued interest payable	1,578	—	1,578	—	1,578
Derivatives:
Interest rate swap	3,758	—	3,758	—	3,758
Cash flow hedges	10,352	—	10,352	—	10,352
Fair value hedges	888	—	888	—	888

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

There were approximately 118 and 51,179 shares underlying anti-dilutive awards for the three months ended September 30, 2016 and 2015, respectively, and there were approximately 579 and 54,475 shares underlying anti-dilutive awards for the nine months ended September 30, 2016 and 2015, respectively. Anti-dilutive awards were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2016 and 2015 (in thousands except per share data):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three months ended September 30, 2016
Net income, basic	$20,401	43,566	$0.47
Add: potentially dilutive common shares - stock awards	—	189	—
Diluted	$20,401	43,755	$0.47
Three months ended September 30, 2015
Net income, basic	$18,216	45,087	$0.40
Add: potentially dilutive common shares - stock awards	—	84	—
Diluted	$18,216	45,171	$0.40
Nine months ended September 30, 2016
Net income, basic	$56,699	43,854	$1.29
Add: potentially dilutive common shares - stock awards	—	114	—
Diluted	$56,699	43,968	$1.29
Nine months ended September 30, 2015
Net income, basic	$49,264	45,107	$1.09
Add: potentially dilutive common shares - stock awards	—	82	—
Diluted	$49,264	45,189	$1.09

11. SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank segment and a mortgage loan origination business segment. The community bank segment includes one subsidiary bank, the Bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 115 retail locations in Virginia as of September 30, 2016. The mortgage segment includes UMG, which provides a variety of mortgage loan products principally in Virginia, North Carolina, Maryland, and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which serves to mitigate the Company’s exposure to interest rate risk.

Profit and loss is measured by net income after taxes including realized gains and losses on the Company’s investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process.

Both of the Company’s reportable segments are service-based. The mortgage business is a primarily fee-based business, while the Bank is driven principally by net interest income. The bank segment provides a distribution and referral network through its customers for the mortgage loan origination business. The mortgage segment offers a more limited referral network for the bank segment.

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest. The interest rate on the warehouse line of credit for each of the three and nine months ended September 30, 2016 and 2015 was the three month LIBOR rate plus 0.15% with no floor. These transactions are eliminated in the consolidation process.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for each of the three and nine months ended September 30, 2016 and 2015 is as follows (dollars in thousands):

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
SEGMENT FINANCIAL INFORMATION

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended September 30, 2016
Net interest income	$66,605	$423	$—	$67,028
Provision for credit losses	2,455	17	—	2,472
Net interest income after provision for credit losses	64,150	406	—	64,556
Noninterest income	15,589	3,501	(140)	18,950
Noninterest expenses	54,353	2,700	(140)	56,913
Income before income taxes	25,386	1,207	—	26,593
Income tax expense	5,770	422	—	6,192
Net income	$19,616	$785	$—	$20,401
Total assets	$8,251,351	$90,692	$(83,813)	$8,258,230

Three Months Ended September 30, 2015
Net interest income	$63,075	$369	$—	$63,444
Provision for credit losses	2,000	62	—	2,062
Net interest income after provision for credit losses	61,075	307	—	61,382
Noninterest income	14,287	2,608	(170)	16,725
Noninterest expenses	50,674	2,821	(170)	53,325
Income before income taxes	24,688	94	—	24,782
Income tax expense	6,531	35	—	6,566
Net income	$18,157	$59	$—	$18,216
Total assets	$7,588,606	$62,127	$(56,420)	$7,594,313

Nine Months Ended September 30, 2016
Net interest income	$195,508	$1,027	$—	$196,535
Provision for credit losses	7,215	161	—	7,376
Net interest income after provision for credit losses	188,293	866	—	189,159
Noninterest income	44,137	9,185	(465)	52,857
Noninterest expenses	158,964	7,937	(465)	166,436
Income before income taxes	73,466	2,114	—	75,580
Income tax expense	18,145	736	—	18,881
Net income	$55,321	$1,378	$—	$56,699
Total assets	$8,251,351	$90,692	$(83,813)	$8,258,230

Nine Months Ended September 30, 2015
Net interest income	$188,240	$989	$—	$189,229
Provision for credit losses	7,450	111	—	7,561
Net interest income after provision for credit losses	180,790	878	—	181,668
Noninterest income	40,658	7,844	(512)	47,990
Noninterest expenses	154,011	8,906	(512)	162,405
Income (loss) before income taxes	67,437	(184)	—	67,253
Income tax expense (benefit)	18,060	(71)	—	17,989
Net income (loss)	$49,377	$(113)	$—	$49,264
Total assets	$7,588,606	$62,127	$(56,420)	$7,594,313

Review Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Union Bankshares Corporation

We have reviewed the consolidated balance sheet of Union Bankshares Corporation (the “Company”) as of September 30, 2016, and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2016 and 2015, and the consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2016 and 2015. These financial statements are the responsibility of the Company's management.

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
November 3, 2016

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2015. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

ABOUT UNION BANKSHARES CORPORATION

Headquartered in Richmond, Union Bankshares Corporation is the largest community banking organization headquartered in Virginia and operates in all major banking markets of the Commonwealth. Union Bankshares Corporation is the holding company for Union Bank & Trust, which provides banking, trust, and wealth management services and has a statewide presence of 115 bank branches and approximately 193 ATMs. Non-bank affiliates of the holding company include: Union Mortgage Group, Inc., which provides a full line of mortgage products; Union Insurance Group, LLC, which offers various lines of insurance products; and Old Dominion Capital Management, Inc., which provides investment advisory services.

Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol UBSH. Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of or incorporated into this report.

RESULTS OF OPERATIONS

Executive Overview
For the quarter ended September 30, 2016, the Company reported net income of $20.4 million and earnings per share of $0.47. These results represent an increase of $2.2 million, or 12.0%, from $18.2 million in earnings from the third quarter of 2015. Earnings per share of $0.47 for the current quarter represent an increase of $0.07, or 17.5%, in earnings per share from the third quarter of 2015. This increase is primarily attributable to increases in net interest income, driven by increased loan production and higher average loan balances, and higher overall noninterest income.

For the nine months ended September 30, 2016, the Company reported net income of $56.7 million and earnings per share of $1.29. These results represent an increase of $7.4 million, or 15.1%, from $49.3 million in earnings from the first nine months of 2015. Earnings per share of $1.29 for the current nine-month period represent an increase of $0.20, or 18.3%, in earnings per share from the first nine months of 2015. This increase is primarily attributable to increases in net interest income, driven by increased loan production and higher average loan balances, and higher overall noninterest income.

•
Net income for the third quarter of 2016 for the community bank segment was $19.6 million, or $0.45 per share, compared to $18.2 million, or $0.40 per share, in the third quarter of 2015. Net income for the community bank segment for the nine months ended September 30, 2016 was $55.3 million, or $1.26 per share, compared to $49.4 million, or $1.09 per share, for the nine months ended September 30, 2015.

•
The mortgage segment reported net income of $785,000 for the third quarter of 2016, an improvement of $726,000 from $59,000 in the third quarter of 2015. The mortgage segment had net income of $1.4 million in the first nine months of 2016, an improvement of $1.5 million from a loss of $113,000 in the first nine months of 2015. The improvement was largely a result of higher gain on sale margins and cost control initiatives in personnel costs.

•
ROA was 1.00% for the quarter ended September 30, 2016 compared to 0.96% for the third quarter of 2015; ROA was 0.95% for the nine months ended September 30, 2016 compared to 0.88% for first nine months of 2015.

•
ROTCE was 12.00% for the quarter ended September 30, 2016 compared to 10.70% for the third quarter of 2015; ROTCE was 11.25% for the nine months ended September 30, 2016 compared to 9.86% for first nine months of 2015.

•
During the third quarter of 2016, the Company closed five in-store branches as part of its continuing efforts to become more efficient. The Company incurred approximately $400,000 in related branch closure costs.

•
Loans held for investment grew $605.3 million, or 10.9%, from September 30, 2015 to $6.1 billion at September 30, 2016, while average loan balances increased $508.6 million, or 9.2%, from the same quarter in the prior year. Period end loan balances grew $477.5 million, or 11.2% (annualized), from December 31, 2015.

•
Deposits grew $439.7 million, or 7.6%, from September 30, 2015 to $6.3 billion at September 30, 2016, while average deposit balances increased $390.8 million, or 6.7%, from the same quarter in the prior year. Period end deposit balances increased $294.6 million, or 6.6% (annualized), from December 31, 2015.

•	Asset quality continued to improve as nonperforming assets and past due loan levels continued to decline.

Net Interest Income

	For the Three Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
Average interest-earning assets	$7,354,684	$6,751,654	$603,030
Interest income (FTE)	$76,860	$72,287	$4,573
Yield on interest-earning assets	4.16%	4.25%	(9)	bps
Core yield on interest-earning assets (1)	4.09%	4.17%	(8)	bps
Average interest-bearing liabilities	$5,681,102	$5,162,928	$518,174
Interest expense	$7,405	$6,556	$849
Cost of interest-bearing liabilities	0.52%	0.50%	2	bps
Core cost of interest-bearing liabilities (1)	0.53%	0.52%	1	bps
Cost of funds	0.40%	0.39%	1	bps
Core cost of funds (1)	0.42%	0.40%	2	bps
Net Interest Income (FTE)	$69,455	$65,731	$3,724
Net Interest Margin (FTE)	3.76%	3.86%	(10)	bps
Core Net Interest Margin (FTE) (1)	3.67%	3.77%	(10)	bps
 (1) Core metrics exclude the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the third quarter of 2016, tax-equivalent net interest income was $69.5 million, an increase of $3.7 million from the third quarter of 2015, primarily driven by higher average loan balances. Net accretion related to acquisition accounting decreased $86,000 from the third quarter of 2015 to $1.5 million in the third quarter of 2016. The third quarter 2016 tax-equivalent net interest margin decreased by 10 basis points to 3.76% compared to 3.86% in the comparable quarter in the prior year. Core tax-equivalent net interest margin (which excludes the 9 basis point impact of acquisition accounting accretion in the both third quarter of 2016 and the third quarter of 2015) decreased by 10 basis points to 3.67% in the third quarter of 2016 from 3.77% in the third quarter of 2015. The decrease in core tax-equivalent net interest margin was driven by the 8 basis point decline in interest-earning asset yields and the 2 basis point increase in cost of funds. The decline in interest-earning asset yields was primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates, as well as lower levels of fees on loans.

	For the Nine Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
Average interest-earning assets	$7,159,813	$6,668,812	$491,001
Interest income (FTE)	$225,331	$214,195	$11,136
Yield on interest-earning assets	4.20%	4.29%	(9)	bps
Core yield on interest-earning assets (1)	4.14%	4.23%	(9)	bps
Average interest-bearing liabilities	$5,528,833	$5,131,338	$397,495
Interest expense	$21,429	$18,225	$3,204
Cost of interest-bearing liabilities	0.52%	0.47%	5	bps
Core cost of interest-bearing liabilities (1)	0.53%	0.53%	—	bps
Cost of funds	0.40%	0.36%	4	bps
Core cost of funds (1)	0.41%	0.41%	—	bps
Net Interest Income (FTE)	$203,902	$195,970	$7,932
Net Interest Margin (FTE)	3.80%	3.93%	(13)	bps
Core Net Interest Margin (FTE) (1)	3.73%	3.82%	(9)	bps
 (1) Core metrics exclude the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the first nine months of 2016, tax-equivalent net interest income was $203.9 million, an increase of $7.9 million from the same period of 2015, primarily driven by higher average loan balances. Net accretion related to acquisition accounting decreased $1.2 million from the first nine months of 2015 to $4.1 million in the first nine months of 2016. The tax-equivalent net interest margin decreased by 13 basis points to 3.80% for the first nine months of 2016 compared to 3.93% in the comparable period in the prior year. Core tax-equivalent net interest margin (which excludes the 7 basis point impact of acquisition accounting accretion in the first nine months of 2016 and 11 basis points in the first nine months of 2015) decreased by 9 basis points to 3.73% for the first nine months of 2016 from 3.82% for the first nine months of 2015. The decrease in core tax-equivalent net interest margin was due to the 9 basis point decline in interest-earning asset yields, which was primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates, as well as lower levels of fees on loans.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$768,608	$4,732	2.45%	$710,583	$3,954	2.21%
Tax-exempt	449,944	5,302	4.69%	427,879	5,187	4.81%
Total securities	1,218,552	10,034	3.28%	1,138,462	9,141	3.19%
Loans, net (3) (4)	6,033,723	66,397	4.38%	5,525,119	62,745	4.51%
Other earning assets	102,409	429	1.67%	88,073	401	1.81%
Total earning assets	7,354,684	$76,860	4.16%	6,751,654	$72,287	4.25%
Allowance for loan losses	(35,995)			(32,857)
Total non-earning assets	835,262			803,044
Total assets	$8,153,951			$7,521,841
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$3,016,337	$1,682	0.22%	$2,706,542	$1,289	0.19%
Regular savings	598,232	207	0.14%	567,034	248	0.17%
Time deposits (5)	1,181,936	2,663	0.90%	1,227,835	2,667	0.86%
Total interest-bearing deposits	4,796,505	4,552	0.38%	4,501,411	4,204	0.37%
Other borrowings (6)	884,597	2,853	1.28%	661,517	2,352	1.41%
Total interest-bearing liabilities	5,681,102	$7,405	0.52%	5,162,928	$6,556	0.50%
Noninterest-bearing liabilities:
Demand deposits	1,408,453			1,312,735
Other liabilities	67,728			50,715
Total liabilities	7,157,283			6,526,378
Stockholders' equity	996,668			995,463
Total liabilities and stockholders' equity	$8,153,951			$7,521,841
Net interest income		$69,455			$65,731
Interest rate spread			3.64%			3.75%
Cost of funds			0.40%			0.39%
Net interest margin (7)			3.76%			3.86%
(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(2) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.
(3) Nonaccrual loans are included in average loans outstanding.
(4) Interest income on loans includes $1.3 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on certificates of deposits includes $0 and $154,000 for the three months ended September 30, 2016 and 2015, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Interest expense on borrowings includes $181,000 and $87,000 for the three months ended September 30, 2016 and 2015, respectively, in accretion of the fair market value adjustments related to acquisitions.
(7) Core net interest margin excludes purchase accounting adjustments and was 3.67% and 3.77% for the three months ended September 30, 2016 and 2015, respectively.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$756,042	$13,558	2.40%	$720,569	$11,621	2.16%
Tax-exempt	446,840	15,914	4.76%	421,224	15,480	4.91%
Total securities	1,202,882	29,472	3.27%	1,141,793	27,101	3.17%
Loans, net (3) (4)	5,869,511	194,839	4.43%	5,445,243	185,959	4.57%
Other earning assets	87,420	1,020	1.56%	81,776	1,135	1.86%
Total earning assets	7,159,813	$225,331	4.20%	6,668,812	$214,195	4.29%
Allowance for loan losses	(35,439)			(32,507)
Total non-earning assets	832,467			812,268
Total assets	$7,956,841			$7,448,573
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$2,903,336	$4,523	0.21%	$2,644,209	$3,649	0.18%
Regular savings	591,699	649	0.15%	562,288	777	0.18%
Time deposits (5)	1,172,856	7,773	0.89%	1,243,546	6,778	0.73%
Total interest-bearing deposits	4,667,891	12,945	0.37%	4,450,043	11,204	0.34%
Other borrowings (6)	860,942	8,484	1.32%	681,295	7,021	1.38%
Total interest-bearing liabilities	5,528,833	$21,429	0.52%	5,131,338	$18,225	0.47%
Noninterest-bearing liabilities:
Demand deposits	1,376,001			1,271,937
Other liabilities	60,910			55,549
Total liabilities	6,965,744			6,458,824
Stockholders' equity	991,097			989,749
Total liabilities and stockholders' equity	$7,956,841			$7,448,573
Net interest income		$203,902			$195,970
Interest rate spread			3.68%			3.82%
Cost of funds			0.40%			0.36%
Net interest margin (7)			3.80%			3.93%
(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(2) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.
(3) Nonaccrual loans are included in average loans outstanding.
(4) Interest income on loans includes $3.7 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on certificates of deposits includes $0 and $1.8 million for the nine months ended September 30, 2016 and 2015, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Interest expense on borrowings includes $386,000 and $362,000 for the nine months ended September 30, 2016 and 2015, respectively, in accretion of the fair market value adjustments related to acquisitions.
(7) Core net interest margin excludes purchase accounting adjustments and was 3.73% and 3.82% for the nine months ended September 30, 2016 and 2015, respectively.

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

	Three Months Ended September 30, 2016 vs. September 30, 2015 Increase (Decrease) Due to Change in:			Nine Months Ended September 30, 2016 vs. September 30, 2015 Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$337	$441	$778	$592	$1,345	$1,937
Tax-exempt	263	(148)	115	922	(488)	434
Total securities	600	293	893	1,514	857	2,371
Loans, net (1)	5,642	(1,990)	3,652	14,191	(5,311)	8,880
Other earning assets	62	(34)	28	74	(189)	(115)
Total earning assets	$6,304	$(1,731)	$4,573	$15,779	$(4,643)	$11,136
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$158	$235	$393	$378	$496	$874
Regular savings	13	(54)	(41)	39	(167)	(128)
Time Deposits (2)	(102)	98	(4)	(403)	1,398	995
Total interest-bearing deposits	69	279	348	14	1,727	1,741
Other borrowings (3)	735	(234)	501	1,782	(319)	1,463
Total interest-bearing liabilities	804	45	849	1,796	1,408	3,204
Change in net interest income	$5,500	$(1,776)	$3,724	$13,983	$(6,051)	$7,932

(1) The rate-related change in interest income on loans includes the impact of higher (lower) accretion of the acquisition-related fair market value adjustments of ($26,000) and $626,000 for the three- and nine-month change, respectively.
(2) The rate-related change in interest expense on time deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $154,000 and $1.8 million for the three- and nine-month change, respectively.
(3) The rate-related change in interest expense on other borrowings includes the impact of higher accretion of the acquisition-related fair market value adjustments of $94,000 and $25,000 for the three- and nine-month change, respectively.

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for 2016 as well as the remaining estimated net accretion are reflected in the following table (dollars in thousands):

	Loan Accretion	Borrowings Accretion (Amortization)	Total
For the quarter ended March 31, 2016	$1,084	$62	$1,146
For the quarter ended June 30, 2016	1,259	143	1,402
For the quarter ended September 30, 2016	1,338	181	1,519
For the remaining three months of 2016	1,040	71	1,111
For the years ending:
2017	4,089	170	4,259
2018	3,692	(143)	3,549
2019	3,029	(286)	2,743
2020	2,622	(301)	2,321
2021	2,232	(316)	1,916
Thereafter	8,691	(5,306)	3,385

Noninterest Income

	For the Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,965	$4,965	$—	—%
Other service charges and fees	4,397	3,983	414	10.4%
Fiduciary and asset management fees	2,844	2,304	540	23.4%
Mortgage banking income, net	3,207	2,630	577	21.9%
Gains on securities transactions, net	—	75	(75)	(100.0)%
Other-than-temporary impairment losses	—	(300)	300	100.0%
Bank owned life insurance income	1,389	1,161	228	19.6%
Other operating income	2,148	1,907	241	12.6%
Total noninterest income	$18,950	$16,725	$2,225	13.3%

Mortgage segment operations	$(3,501)	(2,608)	$(893)	34.2%
Intercompany eliminations	140	170	(30)	(17.6)%
Community Bank segment	$15,589	$14,287	$1,302	9.1%

For the quarter ended September 30, 2016, noninterest income increased $2.2 million, or 13.3%, to $19.0 million from $16.7 million for the third quarter of 2015. Customer-related fee income increased $414,000 primarily due to higher debit card interchange and letter of credit fees. Mortgage banking income increased $577,000 related to higher mortgage loan originations. Fiduciary and asset management fees also increased by $540,000 when compared to the same quarter in the prior year, due to the acquisition of ODCM.

	For the Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$14,454	$13,800	$654	4.7%
Other service charges and fees	12,971	11,618	1,353	11.6%
Fiduciary and asset management fees	7,315	6,835	480	7.0%
Mortgage banking income, net	8,324	7,582	742	9.8%
Gains on securities transactions, net	145	672	(527)	(78.4)%
Other-than-temporary impairment losses	—	(300)	300	100.0%
Bank owned life insurance income	4,122	3,431	691	20.1%
Other operating income	5,526	4,352	1,174	27.0%
Total noninterest income	$52,857	$47,990	$4,867	10.1%

Mortgage segment operations	$(9,185)	(7,844)	$(1,341)	17.1%
Intercompany eliminations	465	512	(47)	(9.2)%
Community Bank segment	$44,137	$40,658	$3,479	8.6%

For the nine months ended September 30, 2016, noninterest income increased $4.9 million, or 10.1%, to $52.9 million from $48.0 million for the first nine months of 2015. Customer-related fee income increased $2.0 million due to higher overdraft, debit card interchange, and letter of credit fees. Bank owned life insurance increased $691,000 compared to the prior year due to increased investments in bank owned life insurance at the end of 2015, and other operating income increased $1.2 million, primarily related to higher loan-related interest rate swap fees. Mortgage banking income increased $742,000 related to higher gain on sale margins. Fiduciary and asset management fees also increased by $480,000 when compared to the same period in the prior year, due to the acquisition of ODCM.

Noninterest expense

	For the Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$30,493	$25,853	$4,640	17.9%
Occupancy expenses	4,841	4,915	(74)	(1.5)%
Furniture and equipment expenses	2,635	3,015	(380)	(12.6)%
Technology and data processing	3,917	3,549	368	10.4%
Professional services	1,895	1,991	(96)	(4.8)%
Marketing and advertising expense	1,975	1,781	194	10.9%
OREO and credit-related expenses (1)	503	1,263	(760)	(60.2)%
Other operating expenses	10,654	10,958	(304)	(2.8)%
Total noninterest expense	$56,913	$53,325	$3,588	6.7%

Mortgage segment operations	$(2,700)	$(2,821)	$121	(4.3)%
Intercompany eliminations	140	170	(30)	(17.6)%
Community Bank segment	$54,353	$50,674	$3,679	7.3%
(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the quarter ended September 30, 2016, noninterest expense increased $3.6 million, or 6.7%, to $56.9 million from $53.3 million for the third quarter of 2015. Salaries and benefits expense increased $4.6 million primarily related to annual merit adjustments as well as increases in incentive compensation and benefit-related costs. Technology and software costs increased $368,000 due to investments in infrastructure to support the Company's growth. The majority of declines in noninterest expense were related to decreases in OREO and credit-related costs of $760,000 related to lower property and legal-related expenses as well as higher gains on sales of OREO. Other declines in noninterest expenses were related to a decrease in furniture and equipment expenses of $380,000, related to lower depreciation and equipment maintenance expenses, and lower core deposit intangible amortization expense of $391,000.

	For the Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$87,061	$78,905	$8,156	10.3%
Occupancy expenses	14,627	15,220	(593)	(3.9)%
Furniture and equipment expenses	7,867	8,818	(951)	(10.8)%
Technology and data processing	11,340	10,020	1,320	13.2%
Professional services	6,432	5,008	1,424	28.4%
Marketing and advertising expense	5,838	5,841	(3)	(0.1)%
OREO and credit-related expenses (1)	1,965	4,415	(2,450)	(55.5)%
Other operating expenses	31,306	34,178	(2,872)	(8.4)%
Total noninterest expense	$166,436	$162,405	$4,031	2.5%

Mortgage segment operations	$(7,937)	$(8,906)	$969	(10.9)%
Intercompany eliminations	465	512	(47)	(9.2)%
Community Bank segment	$158,964	$154,011	$4,953	3.2%
(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the nine months ended September 30, 2016, noninterest expense increased $4.0 million to $166.4 million from $162.4 million when compared to the first nine months of 2015. Salaries and benefits expense increased $8.2 million primarily related to annual merit adjustments as well as increases in incentive and equity-based compensation and benefit-related costs; the increase in salaries also relates to investments in key positions to support the Company's long-term growth strategy. Professional fees increased $1.4 million due to higher project-related consulting expenses, and technology and software costs increased $1.3 million due to investments in infrastructure to support the Company's growth. These increases were partially offset by declines in OREO and credit-related costs of $2.5 million related to lower valuation adjustments and property and legal-related fees as well as gains on sales of OREO compared to losses in 2015. Additional declines in noninterest expenses were related to lower core deposit intangible amortization expense of $1.1 million, a decrease in furniture and equipment expenses of $951,000 primarily related to lower depreciation expenses, lower occupancy expenses of $593,000 due to lower rental expenses, a decline in communications expenses of $517,000, and lower printing costs of $404,000.

SEGMENT INFORMATION

Community Bank Segment

For the three months ended September 30, 2016, the community bank segment reported net income of $19.6 million, which was an increase of $1.5 million from the third quarter of 2015. Net interest income increased $3.5 million in the current quarter to $66.6 million at September 30, 2016, primarily driven by higher average loan balances. The provision for credit losses for the quarter ended September 30, 2016 was $2.5 million, an increase of $455,000 compared to the same quarter a year ago, primarily driven by loan growth.

Noninterest income increased $1.3 million, or 9.1%, from $14.3 million in the third quarter of 2015 to $15.6 million in the third quarter of 2016. Customer-related fee income increased $414,000 primarily due to higher debit card interchange and letter of credit fees. Fiduciary and asset management fees also increased by $540,000 related to the acquisition of ODCM. Loan-related interest-rate swap fees increased $1.3 million in the current quarter compared to the same quarter a year ago. These increases were partially offset by nonrecurring income in the third quarter of 2015 related to the resolution of a problem credit resulting in a note sale.

Noninterest expense increased $3.7 million, or 7.3%, from $50.7 million in the third quarter of 2015 to $54.4 million in the current quarter. The increase in noninterest expense is driven by increases in salaries and benefits expense of $4.8 million primarily related to annual merit adjustments as well as increases in incentive compensation and benefit-related costs; the increase in salaries also relates to investments in key positions to support the Company's long-term growth strategy. Technology and software costs increased $374,000 when compared to the third quarter of 2015. These increases in noninterest expense were partially offset by decreases in OREO and credit-related expenses, core deposit intangible amortization, and furniture and equipment expenses.

For the nine months ended September 30, 2016, the community bank segment reported net income of $55.3 million, which was $5.9 million higher than net income in the first nine months of 2015. Net interest income increased $7.3 million from $188.2 million in the first nine months of 2015 to $195.5 million in the first nine months of 2016, primarily driven by loan growth. The provision for credit losses for the nine months ended September 30, 2016 was $7.2 million, a decrease of $235,000 compared to the same period a year ago, driven by lower charge-off levels and improving asset quality metrics.

Noninterest income increased $3.5 million, or 8.6%, from $40.7 million in the first nine months of 2015 to $44.1 million in 2016. Customer-related noninterest income increased $2.0 million primarily due to higher overdraft, debit card interchange, and letter of credit fees. Fiduciary and asset management fees increased by $480,000 related to the acquisition of ODCM. Loan-related interest-rate swap fees increased $2.6 million in the current year compared to same period a year ago, and bank owned life insurance increased $691,000. These increases were partially offset by lower gains on sales of securities in the current year as well as nonrecurring income in 2015 related to the resolution of a problem credit resulting in a note sale and gains from the dissolution of a limited partnership.

Noninterest expense increased $5.0 million, or 3.2%, from $154.0 million in the first nine months of 2015 to $159.0 million in the current year. The increase in noninterest expense was driven by increases in salaries and benefits expense primarily related to annual merit adjustments as well as increases in incentive and equity-based compensation and benefit-related costs, increases in technology and software costs, and increases in professional fees due to higher project-related consulting expense. The increase in salaries also relates to investments in key positions to support the Company's long-term growth strategy. These increases in noninterest expense were partially offset by decreases in OREO and credit related expenses, core deposit intangible amortization, furniture and equipment expenses, and rental expenses.

Mortgage Segment

The mortgage segment reported net income of $785,000 for the third quarter of 2016, an improvement of $726,000 from net income of $59,000 in the third quarter of 2015. The improvement was primarily due to increased mortgage banking income, net of commissions, of $577,000, related to increases in mortgage loan originations. Mortgage loan originations increased $8.6 million, or 5.8%, from $148.1 million for the quarter ended September 30, 2015 to $156.7 million for the quarter ended September 30, 2016. Noninterest expense decreased $121,000, largely a result of cost control initiatives in personnel costs.

The mortgage segment reported net income of $1.4 million for the first nine months of 2016, an improvement of $1.5 million from a net loss of $113,000 in the first nine months of 2015. The improvement was primarily due to a reduction in noninterest expense of $969,000, largely a result of cost control initiatives in personnel costs as well as lower volume-driven expenses. Mortgage banking income, net of commissions, increased $742,000 to $8.3 million in the first nine months of 2016 due to increased gain on sale margins, despite lower origination volume of $32.1 million, or 7.5%, as volume declined from $427.1 million for the first nine months of 2015 to $395.0 million for the first nine months of 2016.

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

The effective tax rate for the three months ended September 30, 2016 and 2015 was 23.3% and 26.5%, respectively; the effective tax rate for the nine months ended September 30, 2016 and 2015 was 25.0% and 26.7%, respectively. The decrease in the effective tax rate is primarily related to historic tax credits realized in the third quarter of 2016 related to the Company's investment in a historic rehabilitation project that was completed.

BALANCE SHEET

Assets

At September 30, 2016, total assets were $8.3 billion, an increase of $564.9 million, or 9.8% (annualized), from $7.7 billion at December 31, 2015. The increase in assets was mostly related to loan growth.

Loans held for investment, net of deferred fees and costs, were $6.1 billion at September 30, 2016, an increase of $477.5 million, or 11.2% (annualized), from December 31, 2015. The increase was primarily driven by growth in non-owner occupied commercial real estate, commercial and industrial, and consumer loans. Quarterly average loans increased $508.6 million, or 9.2%, from the same quarter in the prior year. For additional information on the Company’s loan activity, please refer to “Loan Portfolio” below or Note 3 “Loans and Allowance for Loan Losses” in Part I, Item 1 – Financial Statements, of this report.

Liabilities and Stockholders’ Equity

At September 30, 2016, total liabilities were $7.3 billion, an increase of $559.3 million from December 31, 2015.

Total deposits were $6.3 billion at September 30, 2016, an increase of $294.6 million, or 6.6% (annualized), from December 31, 2015. The net increase in deposits from year-end 2015 was primarily related to increases in low-cost deposits, partially offset by continued run-off in time deposits. Quarterly average deposits increased $390.8 million, or 6.7%, from the same quarter in the prior year. For further discussion on this topic, see “Deposits” below.
The Company’s short term borrowings generally include secured financing transactions, such as customer repurchase agreements, advances from the FHLB, and other lines of credit. Short-term borrowings at September 30, 2016 were $665.7 million, an increase of $276.7 million from December 31, 2015, primarily due to an increase in FHLB advances. For additional information on the Company’s borrowings activity, please refer to Note 5 “Borrowings” in Part I, Item 1 – Financial Statements, of this report.
At September 30, 2016, stockholders’ equity was $1.0 billion, an increase of $5.6 million from $995.4 million reported at December 31, 2015. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes but have decreased from prior periods primarily due to share repurchases and asset growth. The total risk-based capital ratios at September 30, 2016 and December 31, 2015 were 11.60% and 12.46%, respectively. The Tier 1 risk-based capital ratios were 11.07% and 11.93% at September 30, 2016 and December 31, 2015, respectively. The common equity Tier 1 risk-based capital ratios were 9.78% and 10.55% at September 30, 2016 and December 31, 2015, respectively. The Company’s common equity to total asset ratios at September 30, 2016 and December 31, 2015 were 12.12% and 12.94%, respectively, while its tangible common equity to tangible assets ratios were 8.57% and 9.20%, respectively, at the same dates.

On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to purchase up to $25.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. This share repurchase program was completed in February 19, 2016. On February 25, 2016, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $25.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The Company repurchased approximately 1.4 million shares during the nine months ended September 30, 2016 and had approximately $13.0 million available for repurchase under the current program.

Also, the Company declared and paid a cash dividend of $0.19 per share during the third quarter of 2016, consistent with the dividend paid in the prior quarter, and an increase of $0.02 per share, or 11.8%, compared to the dividend paid during the same quarter in the prior year. For the nine months ended September 30, 2016, the Company paid dividends of $0.57, which is an increase of $0.08 or 16.3% compared to the dividends paid during the first nine months of 2015.

Securities
At September 30, 2016, the Company had total investments in the amount of $1.2 billion, or 14.8% of total assets, as compared to $1.2 billion, or 15.1% of total assets, at December 31, 2015. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The Company transferred these securities to held to maturity to reduce the impact of price volatility on capital and in consideration of changes to the regulatory environment. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer with a remaining balance of $5.6 million as of September 30, 2016 and $6.8 million as of December 31, 2015.

The table below sets forth a summary of the securities available for sale, securities held to maturity, and restricted stock for the following periods (dollars in thousands):

	September 30, 2016	December 31, 2015
Available for Sale:
Obligations of states and political subdivisions	$279,223	$268,079
Corporate and other bonds	121,747	75,979
Mortgage-backed securities	540,596	548,171
Other securities	13,418	11,063
Total securities available for sale, at fair value	954,984	903,292

Held to Maturity:
Obligations of states and political subdivisions, at carrying value	200,839	205,374

Federal Reserve Bank stock	23,808	23,808
Federal Home Loan Bank stock	39,396	28,020
Total restricted stock, at cost	63,204	51,828
Total investments	$1,219,027	$1,160,494

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized for the quarter ended September 30, 2016. For the year ended December 31, 2015, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000. During the quarter ended March 31, 2016, the municipal security was sold.  As a result, the Company recognized an additional loss on sale of the previously written down security. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of September 30, 2016 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Mortgage backed securities:
Amortized cost	$4,997	$52,523	$171,804	$299,904	$529,228
Fair value	5,004	53,373	176,346	305,873	540,596
Weighted average yield (1)	1.56	2.00	2.19	2.25	2.20

Obligations of states and political subdivisions:
Amortized cost	5,785	51,651	79,205	129,650	266,291
Fair value	5,938	54,194	83,454	135,637	279,223
Weighted average yield (1)	6.44	4.72	4.60	3.95	4.35

Corporate bonds and other securities:
Amortized cost	5,885	5,526	63,894	60,210	135,515
Fair value	5,918	5,526	64,470	59,251	135,165
Weighted average yield (1)	1.12	0.85	4.36	2.21	3.12

Total securities available for sale:
Amortized cost	16,667	109,700	314,903	489,764	931,034
Fair value	16,860	113,093	324,270	500,761	954,984
Weighted average yield (1)	3.10	3.22	3.23	2.70	2.95

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of securities held to maturity at carrying value and their weighted average yields as of September 30, 2016 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Obligations of states and political subdivisions:
Carrying Value	$850	$25,918	$48,243	$125,828	$200,839
Fair value	850	26,561	50,017	132,289	209,717
Weighted average yield (1)	0.69	2.81	3.03	3.78	3.46

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of September 30, 2016, the Company maintained a diversified municipal bond portfolio with approximately 75% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the State of Texas represented 12%, the State of Washington represented 12%, and the Commonwealth of Virginia represented 12% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade by Moody’s or Standard & Poor’s. The non-investment grade securities are principally insured Texas municipalities with no underlying rating.  When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of September 30, 2016, the cash, interest-bearing deposits in other banks, money market investments, federal funds sold, loans held for sale, and loans that mature within one year totaled $2.1 billion, or 27.8%, of total earning assets. As of September 30, 2016, approximately $1.9 billion, or 30.2%, of total loans are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments.

Loan Portfolio

Loans, net of deferred fees and costs, were $6.1 billion at September 30, 2016, $5.7 billion at December 31, 2015, and $5.5 billion at September 30, 2015. Loans secured by real estate continue to represent the Company’s largest category, comprising 81.0% of the total loan portfolio at September 30, 2016.

The following table presents the Company’s composition of loans, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
Loans secured by real estate:
Residential 1-4 family	$948,963	15.4%	$941,446	15.8%	$926,556	16.0%	$925,490	16.3%	$935,266	16.9%
Commercial	2,311,970	37.7%	2,202,625	37.1%	2,145,454	37.2%	2,130,566	37.6%	2,087,186	37.6%
Construction, land development and other land loans	776,430	12.6%	765,997	12.9%	776,698	13.4%	749,720	13.2%	694,644	12.5%
Second mortgages	50,398	0.8%	51,014	0.9%	51,921	0.9%	52,977	0.9%	52,547	0.9%
Equity lines of credit	524,097	8.5%	519,196	8.7%	517,122	9.0%	517,050	9.1%	514,730	9.3%
Multifamily	339,313	5.5%	337,723	5.7%	323,270	5.6%	322,528	5.7%	329,959	6.0%
Farm land	29,846	0.5%	30,384	0.5%	29,724	0.5%	28,963	0.5%	26,984	0.5%
Total real estate loans	4,981,017	81.0%	4,848,385	81.6%	4,770,745	82.6%	4,727,294	83.3%	4,641,316	83.7%

Commercial & industrial loans	509,857	8.3%	469,054	7.9%	453,208	7.8%	435,366	7.7%	409,654	7.4%
Personal loans	542,268	8.8%	510,684	8.6%	447,341	7.7%	403,857	7.1%	389,379	7.0%
All other loans	115,776	1.9%	112,975	1.9%	109,208	1.9%	104,945	1.9%	103,272	1.9%
Gross loans	$6,148,918	100.0%	$5,941,098	100.0%	$5,780,502	100.0%	$5,671,462	100.0%	$5,543,621	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of September 30, 2016 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Loans secured by real estate:
Residential 1-4 family	$948,963	$72,793	$342,976	$15,005	$327,971	$533,194	$295,808	$237,386
Commercial	2,311,970	229,676	716,815	186,572	530,243	1,365,479	1,005,989	359,490
Construction, land development and other land loans	776,430	446,965	214,326	176,060	38,266	115,139	90,187	24,952
Second mortgages	50,398	4,514	4,055	801	3,254	41,829	14,720	27,109
Equity lines of credit	524,097	35,240	488,278	39,408	448,870	579	457	122
Multifamily	339,313	24,247	121,428	27,802	93,626	193,638	161,330	32,308
Farm land	29,846	7,362	7,973	4,644	3,329	14,511	10,110	4,401
Total real estate loans	4,981,017	820,797	1,895,851	450,292	1,445,559	2,264,369	1,578,601	685,768

Commercial & industrial loans	509,857	168,506	138,448	124,831	13,617	202,903	123,446	79,457
Consumer loans	542,268	16,319	8,467	8,254	213	517,482	213,548	303,934
All other loans	115,776	19,785	41,337	12,287	29,050	54,654	20,754	33,900
Gross loans	$6,148,918	$1,025,407	$2,084,103	$595,664	$1,488,439	$3,039,408	$1,936,349	$1,103,059

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at September 30, 2016, the largest component of the Company’s loan portfolio consisted of real estate loans, concentrated in commercial, construction, and residential 1-4 family. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG serves as a mortgage brokerage operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

Asset Quality

Overview
During the first nine months of 2016, the Company experienced declines in nonperforming assets and total past due loan levels from December 31, 2015. OREO balances declined significantly from the prior year primarily as a result of sales of foreclosed property. Net charge-off levels were lower compared to the prior year due to improving asset quality. The allowance for loan losses increased from December 31, 2015 due to loan growth in 2016.

Troubled Debt Restructurings
The total recorded investment in TDRs as of September 30, 2016 was $13.3 million, an increase of $575,000, or 4.5%, from $12.7 million at December 31, 2015 and an increase of $1.7 million, or 14.9%, from $11.6 million at September 30, 2015. Of the $13.3 million of TDRs at September 30, 2016, $11.8 million, or 89.1%, were considered performing while the remaining $1.5 million were considered nonperforming. Loans removed from TDR status represent restructured loans with a market rate of interest at the time of the restructuring. These loans have performed in accordance with their modified terms for twelve consecutive months and were no longer considered impaired. Loans removed from TDR status are collectively evaluated for impairment; due to the significant improvement in the expected future cash flows, these loans are grouped based on their primary risk characteristics, typically using the Company’s internal risk rating system as its primary credit quality indicator. Impairment is measured based on historical loss experience taking into consideration environmental factors. The significant majority of these loans have been subject to new credit decisions due to the improvement in the expected future cash flows, the financial condition of the borrower, and other factors considered during re-underwriting. The TDR activity during the quarter did not have a material impact on the Company’s allowance for loan losses, financial condition, or results of operations.

Nonperforming Assets
At September 30, 2016, nonperforming assets totaled $23.3 million, a decrease of $4.0 million, or 14.6%, from December 31, 2015 and a decline of $11.8 million, or 33.7%, from a year ago. In addition, NPAs as a percentage of total outstanding loans decreased 10 basis points to 0.38% in the current quarter from 0.48% as of December 31, 2015 and declined 25 basis points from 0.63% a year earlier. All nonaccrual and past due loan metrics discussed below exclude PCI loans, which totaled $62.3 million (net of fair value mark of $15.6 million) at September 30, 2016.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Nonaccrual loans, excluding PCI loans	$12,677	$10,861	$13,092	$11,936	$12,966
Foreclosed properties	7,927	10,076	10,941	11,994	18,789
Former bank premises	2,654	3,305	3,305	3,305	3,305
Total nonperforming assets	23,258	24,242	27,338	27,235	35,060
Loans past due 90 days and accruing interest	3,529	3,533	5,723	5,829	5,164
Total nonperforming assets and loans past due 90 days and accruing interest	$26,787	$27,775	$33,061	$33,064	$40,224

Performing Restructurings	$11,824	$11,885	$11,486	$10,780	$9,468

Balances
Allowance for loan losses	$36,542	$35,074	$34,399	$34,047	$33,269
Average loans, net of deferred fees and costs	6,033,723	5,863,007	5,709,998	5,612,366	5,525,119
Loans, net of deferred fees and costs	6,148,918	5,941,098	5,780,502	5,671,462	5,543,621

Ratios
NPAs to total loans	0.38%	0.41%	0.47%	0.48%	0.63%
NPAs & loans 90 days past due to total loans	0.44%	0.47%	0.57%	0.58%	0.73%
NPAs to total loans & OREO	0.38%	0.41%	0.47%	0.48%	0.63%
NPAs & loans 90 days past due and accruing to total loans & OREO	0.43%	0.47%	0.57%	0.58%	0.72%
ALL to nonaccrual loans	288.25%	322.94%	262.75%	285.25%	256.59%
ALL to nonaccrual loans & loans 90 days past due and accruing	225.48%	243.67%	182.83%	191.65%	183.50%

Nonperforming assets at September 30, 2016 included $12.7 million in nonaccrual loans, a net increase of $741,000, or 6.2%, from December 31, 2015 and a net decrease of $289,000, or 2.2%, from September 30, 2015. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Beginning Balance	$10,861	$13,092	$11,936	$12,966	$9,521
Net customer payments	(1,645)	(2,859)	(1,204)	(1,493)	(1,104)
Additions	4,359	2,568	5,150	2,344	5,213
Charge-offs	(660)	(1,096)	(1,446)	(1,245)	(541)
Loans returning to accruing status	(23)	(396)	(932)	(402)	(123)
Transfers to OREO	(215)	(448)	(412)	(234)	—
Ending Balance	$12,677	$10,861	$13,092	$11,936	$12,966

The additions to nonaccrual loans in the third quarter of 2016 were comprised of several smaller credit relationships, the majority of which were construction and commercial & industrial loans as well as loans secured by residential 1-4 family property.

The following table presents the composition of nonaccrual loans and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the quarters ended (dollars in thousands):

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Construction and Land Development	$2,301	$1,604	$2,156	$2,113	$3,142
Commercial Real Estate - Owner Occupied	1,609	1,661	2,816	3,904	3,989
Commercial Real Estate - Non-owner Occupied	—	—	—	100	200
Commercial and Industrial	1,344	263	810	429	403
Residential 1-4 Family	5,279	5,448	5,696	3,563	3,960
HELOC	1,464	1,495	973	1,348	937
Consumer and All Other	680	390	641	479	335
Total	$12,677	$10,861	$13,092	$11,936	$12,966

Coverage Ratio	288.25%	322.94%	262.75%	285.25%	256.59%

Nonperforming assets at September 30, 2016 also included $10.6 million in OREO, a decrease of $4.7 million, or 30.8%, from December 31, 2015 and a decrease of $11.5 million, or 52.1%, from the prior year. The following table shows the activity in OREO for the quarters ended (dollars in thousands):

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Beginning Balance	$13,381	$14,246	$15,299	$22,094	$22,222
Additions of foreclosed property	246	501	456	234	1,082
Additions of former bank premises	—	—	—	1,822	—
Capitalized improvements	—	—	—	—	9
Valuation adjustments	(479)	(274)	(126)	(4,229)	(473)
Proceeds from sales	(2,844)	(1,086)	(1,390)	(4,961)	(767)
Gains (losses) from sales	277	(6)	7	339	21
Ending Balance	$10,581	$13,381	$14,246	$15,299	$22,094

During the third quarter of 2016, the majority of sales of OREO were related to land and residential real estate.

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Land	$3,440	$4,759	$4,874	$5,731	$7,139
Land Development	2,320	2,416	2,616	2,918	6,700
Residential Real Estate	1,806	2,412	2,707	2,601	3,517
Commercial Real Estate	361	489	744	744	1,433
Former Bank Premises (1)	2,654	3,305	3,305	3,305	3,305
Total	$10,581	$13,381	$14,246	$15,299	$22,094

(1) Includes closed branch property and land previously held for branch sites.

Past Due Loans
At September 30, 2016, total accruing past due loans were $26.9 million, or 0.44% of total loans, compared to $42.9 million, or 0.76%, at December 31, 2015 and $27.5 million, or 0.50%, a year ago. At September 30, 2016, loans past due 90 days or more and accruing interest totaled $3.5 million, or 0.06% of total loans, compared to $5.8 million, or 0.10%, at December 31, 2015 and $5.2 million, or 0.09%, a year ago.

Charge-offs and delinquencies
For the quarter ended September 30, 2016, net charge-offs were $929,000, or 0.06% of average loans on an annualized basis, compared to $1.0 million, or 0.07%, for the same quarter last year. For the nine months ended September 30, 2016, net charge-

offs were $4.7 million, or 0.11% on an annualized basis, compared to $6.4 million, or 0.15%, for the same period last year. The decrease in net charge-off levels is attributable to improving asset quality. The majority of net charge-offs in the third quarter of 2016 were related to HELOCs and loans secured by residential 1-4 family property.

Provision
The provision for loan losses for the quarter ended September 30, 2016 was $2.4 million, an increase of $435,000 compared to the same quarter a year ago. This increase in loan loss provision is primarily related to loan growth. The provision for loan losses for the nine months ended September 30, 2016 was $7.2 million, a decrease of $60,000 compared to the nine months ended September 30, 2015. Despite the loan growth that has occurred during the year, the decline in provision for loan losses in the first nine months of 2016 compared to the same period in the prior year was primarily driven by lower charge-off levels and improving asset quality metrics.

Allowance for Loan Losses
The allowance for loan losses of $36.5 million at September 30, 2016, is an increase of $2.5 million compared to the allowance for loan losses at December 31, 2015. The allowance for loan losses as a percentage of the total loan portfolio, unadjusted for acquisition accounting, was 0.59% at September 30, 2016 and 0.60% at both December 31, 2015, and September 30, 2015. The ALL as a percentage of the total loan portfolio, adjusted for acquisition accounting (non-GAAP), was 0.90% at September 30, 2016, a decrease from 0.98% at December 31, 2015 and 1.01% at September 30, 2015. In acquisition accounting, there is no carryover of previously established allowance for loan losses, as acquired loans are recorded at fair value.

The nonaccrual loan coverage ratio was 288.3% at September 30, 2016, compared to 285.3% at December 31, 2015, and 256.6% at September 30, 2015. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the quarters ended (dollars in thousands):

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Balance, beginning of period	$35,074	$34,399	$34,047	$33,269	$32,344
Loans charged-off:
Commercial	16	668	617	280	388
Real estate	929	1,299	1,427	1,360	1,480
Consumer	518	318	936	525	468
Total loans charged-off	1,463	2,285	2,980	2,165	2,336
Recoveries:
Commercial	67	117	238	182	559
Real estate	303	281	391	561	565
Consumer	164	262	199	190	175
Total recoveries	534	660	828	933	1,299
Net charge-offs	929	1,625	2,152	1,232	1,037
Provision for loan losses	2,397	2,300	2,504	2,010	1,962
Balance, end of period	$36,542	$35,074	$34,399	$34,047	$33,269

Allowance for loan losses to loans	0.59%	0.59%	0.60%	0.60%	0.60%
ALL to loans, adjusted for acquisition accounting (Non-GAAP)	0.90%	0.92%	0.95%	0.98%	1.01%
Net charge-offs to average loans	0.06%	0.11%	0.15%	0.09%	0.07%
Provision to average loans	0.16%	0.16%	0.18%	0.14%	0.14%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of the quarters ended (dollars in thousands):

	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$5,403	8.3%	$4,026	7.9%	$4,225	7.8%	$3,163	7.7%	$2,790	7.4%
Real estate	28,064	81.0%	28,061	81.6%	27,576	82.6%	27,537	83.3%	26,638	83.7%
Consumer	3,075	10.7%	2,987	10.5%	2,598	9.6%	3,347	9.0%	3,841	8.9%
Total	$36,542	100.0%	$35,074	100.0%	$34,399	100.0%	$34,047	100.0%	$33,269	100.0%
 (1) The percent represents the loan balance divided by total loans.

Deposits
As of September 30, 2016, total deposits were $6.3 billion, an increase of $294.6 million, or 6.6% (annualized), from December 31, 2015. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.2 billion accounted for 24.6% of total interest-bearing deposits at September 30, 2016.

The following table presents the deposit balances by major categories as of the quarters ended (dollars in thousands):

	September 30, 2016		December 31, 2015
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Non-interest bearing	$1,442,268	23.0%	$1,372,937	23.0%
NOW accounts	1,635,446	26.3%	1,521,906	25.5%
Money market accounts	1,398,177	22.3%	1,312,612	22.0%
Savings accounts	596,702	9.5%	572,800	9.6%
Time deposits of $100,000 and over	528,227	8.4%	514,286	8.7%
Other time deposits	657,686	10.5%	669,395	11.2%
Total Deposits	$6,258,506	100.0%	$5,963,936	100.0%

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of September 30, 2016 and December 31, 2015, the Company did not have purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets. Maturities of time deposits as of September 30, 2016 are as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total
Maturities of time deposits of $100,000 and over	$62,206	$139,766	$326,255	$528,227
Maturities of other time deposits	88,509	220,744	348,433	657,686
Total time deposits	$150,715	$360,510	$674,688	$1,185,913

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

In July 2013, the Federal Reserve issued final rules to include technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These capital requirements will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

	September 30, 2016	December 31, 2015	September 30, 2015
Common equity Tier 1 capital	$685,329	$691,195	$688,376
Tier 1 capital	775,829	781,695	$778,876
Tier 2 capital	37,032	34,346	33,666
Total risk-based capital	812,861	816,041	812,542
Risk-weighted assets	7,010,112	6,551,028	6,403,685

Capital ratios:
Common equity Tier 1 capital ratio	9.78%	10.55%	10.75%
Tier 1 capital ratio	11.07%	11.93%	12.16%
Total capital ratio	11.60%	12.46%	12.69%
Leverage ratio (Tier 1 capital to average assets)	9.89%	10.68%	10.80%
Capital conservation buffer ratio (1)	3.60%	N/A	N/A
Common equity to total assets	12.12%	12.94%	13.10%
Tangible common equity to tangible assets	8.57%	9.20%	9.29%

(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company's actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company's capital conservation buffer ratio.

NON-GAAP MEASURES

In reporting the Company’s results as of and for the periods ended September 30, 2016 and 2015, the Company has provided supplemental performance measures on a tangible basis. Tangible common equity is used in the calculation of certain capital and per share ratios. The Company believes tangible common equity and the related ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses.

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

The following table reconciles these non-GAAP measures from their respective U.S. GAAP basis measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Tangible Common Equity
Ending equity	$1,000,964	$995,012	$1,000,964	$995,012
Less: Ending goodwill	298,191	293,522	298,191	293,522
Less: Ending core deposit intangibles	18,001	25,320	18,001	25,320
Less: Ending other amortizable intangibles	4,342	—	4,342	—
Ending tangible common equity (non-GAAP)	$680,430	$676,170	$680,430	$676,170
Average equity	$996,668	$995,463	$991,097	$989,749
Less: Average goodwill	297,707	293,522	295,380	293,522
Less: Average core deposit intangibles	18,820	26,323	20,550	28,435
Less: Average other amortizable intangibles	3,833	—	1,699	—
Average tangible common equity (non-GAAP)	$676,308	$675,618	$673,468	$667,792
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

	September 30, 2016	December 31, 2015	September 30, 2015
Allowance for loan losses	$36,542	$34,047	$33,269
Remaining fair value mark on acquired performing loans	18,154	20,819	21,884
Adjusted allowance for loan losses	$54,696	$54,866	$55,153
Loans, net of deferred fees	$6,148,918	$5,671,462	$5,543,621
Remaining fair value mark on acquired performing loans	18,154	20,819	21,884
Less: PCI loans, net of fair value mark	62,346	73,737	78,606
Adjusted loans, net of deferred fees	$6,104,726	$5,618,544	$5,486,899
Allowance for loan losses ratio	0.59%	0.60%	0.60%
Allowance for loan losses ratio, adjusted for acquisition accounting	0.90%	0.98%	1.01%

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of September 30, 2016 and 2015 (dollars in thousands):

	Change In Net Interest Income September 30,
	2016		2015
	%	$	%	$
Change in Yield Curve:
+300 basis points	11.25	31,821	6.03	16,192
+200 basis points	7.65	21,636	4.07	10,933
+100 basis points	3.91	11,051	1.72	4,611
Most likely rate scenario	—	—	—	—
-100 basis points	(3.30)	(9,338)	(1.72)	(4,626)
-200 basis points	(4.66)	(13,197)	(3.85)	(10,334)
-300 basis points	(4.76)	(13,464)	(4.03)	(10,824)

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

As of September 30, 2016, the Company became more asset sensitive in a rising interest rate environment scenario when compared to September 30, 2015 in part due to the composition of the balance sheet and in part due to the market characteristics of certain deposit products. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 300 basis points interest rate environments, the Company does not believe the down 200 and 300 basis point scenarios are plausible given the current level of interest rates.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended September 30, 2016 and 2015 (dollars in thousands):

	Change In Economic Value of Equity September 30,
	2016		2015
	%	$	%	$
Change in Yield Curve:
+300 basis points	2.67	35,364	(0.41)	(5,407)
+200 basis points	2.65	35,109	0.68	9,006
+100 basis points	1.85	24,533	1.00	13,244
Most likely rate scenario	—	—
-100 basis points	(4.68)	(61,889)	(3.54)	(47,052)
-200 basis points	(8.92)	(117,988)	(8.94)	(118,937)
-300 basis points	(5.86)	(77,480)	(9.30)	(123,658)

The shock down 200 or 300 basis points analysis is not as meaningful since interest rates across most of the yield curve are at historic lows and cannot decrease another 200 or 300 basis points.  While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity in rates down scenarios.

Compared to September 30, 2015, the Company’s economic value of equity model as of September 30, 2016 projects that an instantaneous change in market interest rates would result in more overall variation in the Company’s estimated economic value of equity in the shock up 100, 200 or 300 basis point and shock down 100 basis point interest rate scenarios, while the Company is less sensitive to market interest rates in a shock down 200 and 300 basis point scenario. The Company believes the down 200 and 300 basis point scenarios are not plausible given the current low level of interest rates.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Table of Contents

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None.

(b) Use of Proceeds – Not Applicable.

(c) Issuer Purchases of Securities

Stock Repurchase Program
The following information describes the Company’s common stock repurchases for the nine months ended September 30, 2016:

Period	Total number of shares purchased (1)	Average price paid per share ($)	Approximate value of shares that may be purchased under the plan ($)
December 31, 2015			21,139,000
January 1 - January 31, 2016	380,882	23.70	12,114,000
February 1 - February 29, 2016	553,566	21.99	24,942,000
March 1 - March 31, 2016	106,164	23.55	22,442,000
April 1 - April 30, 2016	102,144	24.48	19,942,000
May 1 - May 31, 2016	82,800	26.24	17,769,000
June 1 - June 30, 2016	87,000	26.21	15,489,000
July 1 - July 31, 2016	98,575	25.22	13,003,000
August 1 - August 31, 2016	—	—	13,003,000
September 1 - September 30, 2016	—	—	13,003,000
Total	1,411,131	23.48

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
10.1
Employment Agreement, dated August 23, 2016, by and between Union Bankshares Corporation and John C. Asbury (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 24, 2016).

10.2
Management Continuity Agreement, dated August 23, 2016, by and between Union Bankshares Corporation and John C. Asbury (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K on August 24, 2016).

10.3
Transition Agreement, dated August 23, 2016, by and between Union Bankshares Corporation and G. William Beale (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 24, 2016).

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

101.00
Interactive data files formatted in eXtensible Business Reporting Language for the quarter ended September 30, 2016 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation

(Registrant)

Date: November 3, 2016	By:	/s/ G. William Beale
G. William Beale,
Chief Executive Officer
(principal executive officer)

Date: November 3, 2016	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)