Form 10-K
period 2016-12-31
Union Bankshares Corp
filed 2017-02-28
CIK 883948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-20293
__________________________________________________
UNION BANKSHARES CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________

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

Securities registered pursuant to Section 12(g) of the Act: None
_________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $1,053,504,694 based on the closing share price on that date of $24.71 per share.
The number of shares of common stock outstanding as of February 22, 2017 was 43,630,317.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

UNION BANKSHARES CORPORATION
FORM 10-K

i

Glossary of Defined Terms

AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union Bank & Trust
BOLI	–	Bank owned life insurance
BHCA	–	Bank Holding Company Act of 1956
CAMELS	–	International rating system bank supervisory authorities use to rate financial institutions.
CDARS	–	Certificates of Deposit Account Registry Service
CFPB	–	Consumer Financial Protection Bureau
bps	–	Basis points
the Company	–	Union Bankshares Corporation
CRA	–	Community Reinvestment Act of 1977
DIF	–	Deposit Insurance Fund
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
ESOP	–	Employee Stock Ownership Plan
Exchange Act	–	Securities Exchange Act of 1934
FASB	–	Financial Accounting Standards Board
FDIA	–	Federal Deposit Insurance Act
FDIC	–	Federal Deposit Insurance Corporation
FDICIA	–	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
FICO	–	Financing Corporation
FMB	–	First Market Bank, FSB
FRB or Federal Reserve	–	Board of Governors of the Federal Reserve System
FTE	–	Fully taxable equivalent
GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
HTM	–	Held to maturity
LIBOR	–	London Interbank Offered Rate
NPA	–	Nonperforming assets
ODCM	–	Old Dominion Capital Management, Inc.
OFAC	–	Office of Foreign Assets Control
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCA	–	Prompt Corrective Action
PCI	–	Purchased credit impaired
SCC	–	Virginia State Corporation Commission
SEC	–	U.S. Securities and Exchange Commission
StellarOne	–	StellarOne Corporation
TDR	–	Troubled debt restructuring

Treasury	–	U.S. Department of the Treasury
UIG	–	Union Insurance Group, LLC
UISI	–	Union Investment Services, Inc.
UMG	–	Union Mortgage Group, Inc.
VFG	–	Virginia Financial Group, Inc.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact, are based on certain assumptions as of the time they are made, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events.  Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any projected future results, performance, or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in:

•	changes in interest rates,

•	general economic and financial market conditions,

•	the Company’s ability to manage its growth or implement its growth strategy,

•	the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets,

•	levels of unemployment in the Bank’s lending area,

•	real estate values in the Bank’s lending area,

•	an insufficient ALL,

•	the quality or composition of the loan or investment portfolios,

•	concentrations of loans secured by real estate, particularly commercial real estate,

•	the effectiveness of the Company’s credit processes and management of the Company’s credit risk,

•	demand for loan products and financial services in the Company’s market area,

•	the Company’s ability to compete in the market for financial services,

•	technological risks and developments, and cyber attacks or events,

•	performance by the Company’s counterparties or vendors,

•	deposit flows,

•	the availability of financing and the terms thereof,

•	the level of prepayments on loans and mortgage-backed securities,

•	legislative or regulatory changes and requirements,

•	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, and

•	accounting principles and guidelines.

More information on risk factors that could affect the Company’s forward-looking statements is available on the Company’s website, http://investors.bankatunion.com. The information on the Company’s website is not a part of this Form 10-K. All risk factors and uncertainties described in those documents should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not intend or assume any obligation to update or revise any forward-looking statements that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1. - BUSINESS.

GENERAL
The Company is a financial holding company and a bank holding company organized under Virginia law and registered under the BHCA. The Company, headquartered in Richmond, Virginia is committed to the delivery of financial services through its community bank subsidiary Union Bank & Trust and three non-bank financial services affiliates. As of December 31, 2016, the Company’s bank subsidiary and non-bank financial services affiliates were:

Community Bank
Union Bank & Trust	Richmond, Virginia

Financial Services Affiliates
Union Mortgage Group, Inc.	Glen Allen, Virginia
Union Insurance Group, LLC	Richmond, Virginia
Old Dominion Capital Management, Inc.	Charlottesville, Virginia

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

The Company’s headquarters are located in Richmond, Virginia, and its operations center is located in Ruther Glen, Virginia.

Product Offerings and Market Distribution
The Company is the largest community banking organization headquartered in Virginia in terms of asset size, and provides full service banking and other financial services to the Northern, Central, Rappahannock, Roanoke Valley, Shenandoah, Tidewater, and Northern Neck regions of Virginia. As of December 31, 2016, the Bank operates 114 locations in the counties of Albemarle, Augusta, Bedford, Caroline, Chesterfield, Culpeper, Essex, Fairfax, Fauquier, Floyd, Fluvanna, Franklin, Frederick, Giles, Hanover, Henrico, James City, King George, King William, Lancaster, Madison, Montgomery, Nelson, Northumberland, Orange, Pulaski, Rappahannock, Richmond, Roanoke, Rockbridge, Rockingham, Spotsylvania, Stafford, Warren, Westmoreland, Wythe, and York, and the independent cities of Buena Vista, Charlottesville, Colonial Heights, Covington, Fredericksburg, Harrisonburg, Lynchburg, Newport News, Radford, Richmond, Roanoke, Salem, Staunton, Virginia Beach, and Waynesboro.

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

Effective January 1, 2016, UISI was dissolved as a separate corporate entity and the securities, brokerage, and investment advisory businesses of UISI were integrated into Union Bank & Trust's Wealth Management division, a division that offers brokerage, asset management, private banking, and trust services to individuals and corporations.

In June of 2016, the Company opened a loan production office in Charlotte, North Carolina operating as UBTNC Commercial Finance, a division of Union Bank & Trust.

As of December 31, 2016, UMG had offices in Virginia (20), Maryland (1), and North Carolina (1). UMG does business in selected states throughout the Mid-Atlantic and Southeast, as well as Washington, D.C., providing a variety of mortgage products to customers in those areas. The mortgage loans originated by UMG generally are sold in the secondary market through purchase agreements with institutional investors with servicing released. During 2015, the mortgage segment also began originating loans with the intent that the loans be held for investment purposes.

UIG, an insurance agency, is owned by the Bank and UMG. This agency operates in an agreement with Bankers Insurance, LLC, a large insurance agency owned by community banks across Virginia and managed by the Virginia Bankers Association. UIG generates revenue through sales of various insurance products through Bankers Insurance LLC, including long-term care insurance and business owner policies. UIG also maintains ownership interests in three title agencies owned by community banks across Virginia and generates revenues through sales of title policies in connection with the Bank’s lending activities.

ODCM is a registered investment advisory firm with offices in Charlottesville and Alexandria, Virginia, offering investment management and financial planning services primarily to families and individuals. Securities are offered through a third party contractual agreement with Charles Schwab & Co., Inc., an independent broker dealer.

Effective April 25, 2014, the Company changed its name from “Union First Market Bankshares Corporation” to “Union Bankshares Corporation.” The name change was approved at the Company’s annual meeting of shareholders held April 22, 2014. Effective February 16, 2015, the Company changed its subsidiary bank’s name from “Union First Market Bank” to “Union Bank & Trust.”

SEGMENTS
The Company has two reportable segments: its traditional full service community banking business and its mortgage banking business. For more financial data and other information about each of the Company’s operating segments, refer to Item 7. - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, “Segment Information – Community Bank Segment” and “Segment Information – Mortgage Segment,” and to Note 17 “Segment Reporting Disclosures” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

EXPANSION AND STRATEGIC ACQUISITIONS
The Company expands its market area and increases its market share through organic growth (internal growth and de novo expansion) and strategic acquisitions. Strategic acquisitions by the Company to date have included whole bank acquisitions, branch and deposit acquisitions, and purchases of existing branches from other banks. The Company generally considers acquisitions of companies in strong growth markets or with unique products or services that will benefit the entire organization. Targeted acquisitions are priced to be economically feasible with expected minimal short-term drag to achieve positive long-term benefits. These acquisitions may be paid for in the form of cash, stock, debt, or a combination thereof. The amount and type of consideration and deal charges paid could have a short-term dilutive effect on the Company’s earnings per share or book value. However, management anticipates that the cost savings and revenue enhancements in such transactions will provide long-term economic benefit to the Company.

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

On May 31, 2016 ODCM was acquired by Union Bank & Trust and currently operates as a stand-alone direct subsidiary of Union Bank & Trust from its offices in Charlottesville and Alexandria, Virginia. ODCM is a registered investment advisory firm with over $300.0 million in assets under management.

As of December 31, 2016, the Bank operated in-store bank branches in 11 MARTIN’S Food Markets, one Fas Mart location, and one Walmart location. The MARTIN's Food Markets stores were acquired in connection with the Company’s acquisition of FMB in 2010. In 2016, MARTIN's Food Markets sold 10 locations in the Richmond area, and as a result, the Company was required to relocate six in-store branches. As of January 31, 2017 there were six MARTIN's Food Markets in-store bank branches remaining in operation. The Company does not have any additional information about the plans that MARTIN's Food Markets has for their remaining locations in the Richmond area, but as of February 24, 2017, the six branches were operating as normal. Additionally, the Company built no new branches during the last five years.

EMPLOYEES
As of December 31, 2016, the Company had 1,416 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, and operations and other support personnel. Of this total, 105 were mortgage segment personnel. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company provides employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid time off, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive plans, deferred compensation plans for officers and key employees, an ESOP, and a 401(k) plan with employer match.
COMPETITION
The financial services industry remains highly competitive and is constantly evolving. The Company experiences strong competition in all aspects of its business. In its market areas, the Company competes with large national and regional financial institutions, credit unions, other independent community banks, as well as consumer finance companies, mortgage companies, loan production offices, mutual funds, and life insurance companies. Competition for deposits and loans is affected by various factors including interest rates offered, the number and location of branches and types of products offered, and the reputation of the institution. Credit unions increasingly have been allowed to expand their membership definitions, and because they enjoy a favorable tax status, they have been able to offer more attractive loan and deposit pricing. The Company’s non-bank affiliates also operate in highly competitive environments. The Company believes its community bank framework and philosophy provide a competitive advantage, particularly with regard to larger national and regional institutions, allowing the Company to compete effectively. The Company’s community bank segment generally has strong market shares within the markets it serves. The Company’s deposit market share in Virginia was 3.2% of total bank deposits as of June 30, 2016, making it the largest community bank headquartered in Virginia.
ECONOMY
The economies in the Company’s market areas are widely diverse and include local and federal government, military, agriculture, and manufacturing. The Company believes Virginia has weathered the recent economic challenges better than most other states over the last several years but is still faced with a protracted low interest rate environment and the burden of regulatory requirements enacted in response to the most recent financial crisis. Virginia’s year-over-year employment growth finished 2016 slightly below the national rate after exceeding the nation for most of 2016. Based on the most recent reported rate from the Virginia Employment Commission, the state’s unemployment rate is 4.1% as of December 2016 compared to 4.2% at year-end 2015, and continues to be below the national rate of 4.7% at year-end 2016. Virginia's annualized residential home sales closed in the preceding twelve months rose 6.6% from 2015. The Company’s management continues to consider future economic events and their impact on the Company’s performance while focusing attention on managing nonperforming assets, controlling costs, and working with borrowers to mitigate and protect against risk of loss.

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

Permitted Activities. The permitted activities of a bank holding company are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies, such as the Company, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve), without prior approval of the Federal Reserve. Activities that are financial in nature include but are not limited to securities underwriting and dealing, insurance underwriting, and making merchant banking investments.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status under applicable Federal Reserve capital requirements. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve regulations. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. If the company does not return to compliance within 180 days, the Federal Reserve may require the financial holding company to divest its depository institution subsidiaries or to cease engaging in any activity that is financial in nature (or incident to such financial activity) or complementary to a financial activity.

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

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company may result from such an activity.

Banking Acquisitions; Changes in Control. The BHCA and related regulations require, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, any outstanding regulatory compliance issues of any institution that is a party to the transaction, the projected capital ratios and levels on a post-acquisition basis, the financial condition of each institution that is a party to the transaction and of the combined institution after the transaction, and the acquiring institution’s performance under the CRA and its compliance with fair housing and other consumer protection laws.

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

In addition, Virginia law requires the prior approval of the SCC for (i) the acquisition by a Virginia bank holding company of more than 5% of the voting shares of a Virginia bank or a Virginia bank holding company, or (ii) the acquisition by any other person of control of a Virginia bank holding company or a Virginia bank.

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

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution insolvency, receivership, or default. For example, under the FDICIA, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

Limits on Dividends and Other Payments. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under current regulations, prior approval from the Federal Reserve is required if cash dividends declared by the Bank in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting its respective business. The payment of dividends, depending on the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe or unsound practice.

Under the FDIA, insured depository institutions such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Bank’s current financial condition, the Company does not expect that this provision will have any impact on its ability to receive dividends from the Bank. The Company’s non-bank subsidiaries pay dividends to the Company periodically, subject to certain statutory restrictions.

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
The Federal Reserve has adopted final rules regarding capital requirements and calculations of risk-weighted assets to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.
Under these updated risk-based capital requirements of the Federal Reserve, the Company and the Bank are required to maintain (i) a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0% (unchanged from the prior requirement), (ii) a minimum ratio of Tier 1 capital (which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities) as well as retained earnings, less certain intangibles and other adjustments) to risk-weighted assets of at least 6.0% (increased from the prior requirement of 4.0%), and (iii) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5% (a new requirement). These rules provide that “Tier 2 capital” consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Company were 10.97%, 9.72% and 13.56%, respectively, as of December 31, 2016, thus exceeding the minimum requirements for "well capitalized" status. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Bank were 12.58%, 12.58% and 13.11%, respectively, as of December 31, 2016, also exceeding the minimum requirements for "well capitalized" status.
Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines require a minimum Tier 1 leverage ratio of 3.0% for advanced approach banking organizations; all other banking organizations are required to maintain a minimum Tier 1 leverage ratio of 4.0%. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for PCA, its Tier 1 leverage ratio must be at least 5.0%. Banking organizations that have experienced internal growth or made acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity. As of December 31, 2016, the Tier 1 leverage ratios of the Company and the Bank were 9.87% and 11.31%, respectively, well above the minimum requirements.

The Federal Reserve's final rules also impose a capital conservation buffer requirement that is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

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

The Federal Reserve's final rules also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development, and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments based on average total assets minus average tangible equity to maintain the DIF.

As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment structure, set a target “designated reserve ratio” of 2 percent for the DIF and established a lower assessment rate schedule when the reserve ratio reaches 1.15 percent and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2016, total base assessment rates institutions that have been insured for at least five years range from 1.5 to 40 basis points, with rates of 1.5 to 30 basis points applying to banks with less than $10 billion in assets. In 2016 and 2015, the Company paid $4.4 million and $4.5 million, respectively, in deposit insurance assessments.

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

Transactions with Affiliates. Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates,” or to make loans to insiders, is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

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

Prompt Corrective Action. Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. The federal bank regulatory agencies have additional enforcement authority with respect to undercapitalized depository institutions. “Well capitalized” institutions may generally operate without additional supervisory restriction. With respect to “adequately capitalized” institutions, such banks cannot normally pay dividends or make any capital contributions that would leave it undercapitalized, they cannot pay a management fee to a controlling person if, after paying the fee, it would be undercapitalized, and they cannot accept, renew, or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2016.

As described above in “The Bank – Capital Requirements,” the Federal Reserve's final rules to implement the Basel III regulatory capital reforms incorporate new requirements into the PCA framework.

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

Confidentiality of Customer Information. The Company and the Bank are subject to various laws and regulations that address the privacy of nonpublic personal financial information of customers. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy laws and regulations generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

Required Disclosure of Customer Information. The Company and the Bank are also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act added additional regulations to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, imposes standards for verifying customer identification at account opening, and requires financial institutions to establish anti-money laundering programs. The OFAC, which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account, or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, and report it to OFAC.

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The final rules were effective April 1, 2014, with full compliance being phased in over a period that ended on July 21, 2016. The final rules did not have a material impact on the Company's financial position.

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the CFPB, and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets., (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets. While the Bank, like all banks, is subject to federal consumer protection rules enacted by the CFPB, because the Company and the Bank have total consolidated assets of $10 billion or less, the Federal Reserve oversees the application to the Bank of most consumer protection aspects of the Dodd-Frank Act and other laws and regulations.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. Further, regulatory positions taken by the CFPB with respect to financial institutions with more than $10 billion in assets may influence how other regulatory agencies apply the subject consumer financial protection laws and regulations.

Mortgage Banking Regulation. In connection with making mortgage loans, the Company and the Bank are subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

The Company’s and the Bank’s mortgage origination activities are subject to Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Creditors are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. To meet the mortgage credit needs of a broader customer base, the Company is predominantly an originator of mortgages that are intended to be in compliance with the ability-to-pay requirements.

Incentive Compensation. In 2010, the federal bank regulatory agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s Board of Directors.

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

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees, or benefits that could lead to material financial loss to the financial institution. The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed and a final rule has not yet been published.

Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets.

If the Company’s or the Bank’s total consolidated assets, as applicable, equal or exceed $10 billion, the Company or the Bank, as applicable, may, among other requirements: (i) be required to perform annual stress tests; (ii) be required to establish a dedicated risk committee of the board of directors responsible for overseeing enterprise-wide risk management policies, which must be commensurate with capital structure, risk profile, complexity, activities, size, and other appropriate risk-related factors, and must include as a member at least one risk management expert; (iii) be examined for compliance with federal consumer protection laws primarily by the CFPB; (iv) be subject to increased FDIC deposit insurance assessment requirements; (v) be subject to a cap on debit card interchange fees; and (vi) be subject to higher regulatory capital requirements.

While the Company and the Bank do not currently have $10 billion or more in total consolidated assets, the Company’s has begun analyzing these requirements and developing action plans for complying with the rules when and if they become applicable. Assuming the Company continues to grow assets organically, and not as a result of acquisitions, at the same rate of growth experienced in 2016, the Company would expect to cross the $10 billion asset threshold in early 2019.

Future Regulation
From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or the Bank.
Effect of Governmental Monetary Policies
The Company’s operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve uses monetary policy tools to impact money market and credit market conditions and interest rates to influence general economic conditions. These policies have a significant impact on overall growth and distribution of loans, investments, and deposits; they affect market interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future.

Filings with the SEC

The Company files annual, quarterly, and other reports under the Exchange Act with the SEC. These reports and this Form 10-K are posted and available at no cost on the Company’s investor relations website, http://investors.bankatunion.com, as soon as reasonably practicable after the Company files such documents with the SEC. The information contained on the Company’s website is not a part of this Form 10-K or of any other filing with the SEC. The Company’s filings are also available through the SEC’s website at http://www.sec.gov.

ITEM 1A. - RISK FACTORS

An investment in the Company’s securities involves risks. In addition to the other information set forth in this report, including the information addressed under “Forward-Looking Statements,” investors in the Company’s securities should carefully consider the factors discussed below. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline.
Risks Related to the Company’s Operations
The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally.
 The community banking industry is directly affected by national, regional, and local economic conditions. The economies in the Company’s market areas continued to improve during 2016, though growth remained sluggish and there is no assurance that economic improvements will continue in the future. Management allocates significant resources to mitigate and respond to risks associated with changing economic conditions, however, such conditions cannot be predicted or controlled. Adverse changes in economic conditions, including a reduction in federal government spending, a flatter yield curve, extended low interest rates, or negative changes in consumer and business spending, borrowing, and savings habits, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates, in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. In addition, the Company holds securities which can be significantly affected by various factors, including interest rates and credit ratings assigned by third parties. Rising interest rates or an adverse credit rating on securities held by the Company could result in a reduction of the fair value of its securities portfolio and have an adverse impact on the Company's financial condition.
Adverse changes in economic conditions in Virginia and adverse conditions in an industry on which a local market in which the Company does business could hurt the Company’s business in a material way.
The Company provides full service banking and other financial services to the Northern, Central, Rappahannock, Roanoke Valley, Shenandoah, Tidewater and Northern Neck regions of Virginia. The Company’s loan and deposit activities are directly affected by, and the Company’s financial success depends on, economic conditions within the local markets in which the Company does business, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions or in the condition of an industry on which a local market depends could adversely affect such factors as unemployment rates, business formations and expansions, housing demand, apartment vacancy rates and real estate values in the local market, and this could result in, among other things, a decline in loan demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in loan delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of loan collateral and a decline in the net worth and liquidity of borrowers and guarantors. Any of these factors could hurt the Company’s business in a material way.
The Company’s operations may be adversely affected by cyber security risks.
In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to the Company's operations and business strategy. In addition, the Company relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in the Company's customer relationship management, general ledger, deposit, loan, and other systems. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers, and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged, or disclosed. A breach in security or other failure could result in legal claims, regulatory penalties, disruption in operations, increased expenses, loss of customers and business partners, and damage to the Company’s reputation, which could adversely affect its business and financial condition. Furthermore, as cyber threats continue to evolve and increase, the Company may be required to expend significant additional financial and operational resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

The inability of the Company to successfully manage its growth or implement its growth strategy may adversely affect the Company’s results of operations and financial conditions.
The Company may not be able to successfully implement its growth strategy if it is unable to identify and compete for attractive markets, locations, or opportunities to expand in the future. In addition, the ability to manage growth successfully depends on whether the Company can maintain adequate capital levels, maintain cost controls, effectively manage asset quality, and successfully integrate any businesses acquired into the organization.
As consolidation within the financial services industry continues, the competition for suitable strategic acquisition candidates may increase. The Company will compete with other financial services companies for acquisition and expansion opportunities, and many of those competitors will have greater financial resources than the Company does and may be able to pay more for an acquisition than the Company is able or willing to pay. The Company cannot assure that it will have opportunities to acquire other financial institutions or acquire or establish any new branches on attractive terms or at all, or that the Company will be able to negotiate, finance, and complete any opportunities available to it.
If the Company is unable to effectively implement its strategies for organic growth and strategic acquisitions, its business, results of operations, and financial condition may be materially adversely affected.
Difficulties in combining the operations of acquired entities with the Company’s own operations may prevent the Company from achieving the expected benefits from acquisitions.
The Company may not be able to achieve fully the strategic objectives and operating efficiencies expected in an acquisition. Inherent uncertainties exist in integrating the operations of an acquired entity. In addition, the markets and industries in which the Company and its potential acquisition targets operate are highly competitive. The Company may lose its customers and/or key personnel or those of acquired entities as a result of an acquisition. The Company may also not be able to control the incremental increase in noninterest expense arising from an acquisition in a manner that improves its overall operating efficiencies. These factors could contribute to the Company not achieving the expected benefits from its acquisitions within desired time frames, if at all. Future business acquisitions could be material to the Company and it may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders’ ownership interests. Acquisitions also could require the Company to use substantial cash or other liquid assets or to incur debt; the Company could therefore become more susceptible to economic downturns and competitive pressures. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future acquisitions.
Changes in interest rates could adversely affect the Company’s income and cash flows.
The Company’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment of loans, the fair value of existing assets and liabilities, the purchase of investments, the retention and generation of deposits, and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. In addition, the Company’s ability to reflect such interest rate changes in pricing its products is influenced by competitive pressures. Fluctuations in these areas may adversely affect the Company and its shareholders.
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
The success of the Company’s mortgage business is dependent upon its ability to originate loans and sell them to investors, in each case at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Loan production levels may suffer if the Company experiences a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect the Company’s mortgage originations and, consequently, could significantly reduce its income from mortgage activities. As a result, these conditions would also adversely affect the Company’s results of operations.
Deteriorating economic conditions may also cause home buyers to default on their mortgages. In certain cases where the Company has originated loans and sold them to investors, the Company may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on, or related to, their loan application, if appraisals for such properties have not been acceptable or if the loan was not underwritten in accordance with the loan program specified by the loan investor. In the ordinary course of business, the Company records an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates. If such reserves were insufficient to cover claims from investors, such repurchases or settlements would adversely affect the Company's results of operations.
The Company’s ALL may prove to be insufficient to absorb losses in its loan portfolio.
Like all financial institutions, the Company maintains an allowance for loan losses to provide for loans that its borrowers may not repay in their entirety. The Company believes that it maintains an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio as of the corresponding balance sheet date and in compliance with applicable accounting and regulatory guidance. However, the allowance for loan losses may not be sufficient to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Company’s operating results. Accounting measurements related to impairment and the loan loss allowance requires significant estimates that are subject to uncertainty and changes relating to new information and changing circumstances. The significant uncertainties surrounding the ability of the Company’s borrowers to execute their business models successfully through changing economic environments, competitive challenges, and other factors complicate the Company’s estimates of the risk of loss and amount of loss on any loan. Because of the degree of uncertainty and susceptibility of these factors to change, the actual losses may vary from current estimates. The Company expects possible fluctuations in the loan loss provisions due to the uncertain economic conditions.
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
The Bank offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer, and other loans. Many of the Bank’s loans are secured by real estate (both residential and commercial). A major change in the real estate markets, resulting in deterioration in the value of this collateral, or in the local or national economy, could adversely affect borrowers’ ability to pay these loans, which in turn could negatively affect the Bank. Risks of loan defaults and foreclosures are unavoidable in the banking industry; the Bank tries to limit its exposure to these risks by monitoring extensions of credit carefully. The Bank cannot fully eliminate credit risk; thus, credit losses will occur in the future. Additionally, changes in the real estate market also affect the value of foreclosed assets, and therefore, additional losses may occur when management determines it is appropriate to sell the assets.
The Bank has significant credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.
The Bank’s commercial real estate portfolio consists primarily of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Bank’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on the Bank’s financial condition and results of operations.
The Bank’s banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement enhanced risk management practices, including underwriting, internal controls, risk management policies, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on the Bank’s results of operations.
The Bank’s loan portfolio contains construction and development loans, and a decline in real estate values and economic conditions could adversely affect the value of the collateral securing the loans and have an adverse effect on the Bank’s financial condition.
Construction and development loans are generally viewed as having more risk than residential real estate loans because repayment is often dependent on completion of the project and the subsequent financing of the completed project as a commercial real estate or residential real estate loan and, in some instances, on the rent or sale of the underlying project.
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
The Company assumes credit risk by virtue of making loans and extending loan commitments and letters of credit. The Company manages credit risk through a program of underwriting standards, the heightened review of certain credit decisions, and a continuous quality assessment process of credit already extended. The Company’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize local lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The Company’s credit administration function employs risk management techniques to help ensure that problem loans are promptly identified. While these procedures are designed to provide the Company with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.
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
The Company’s nonperforming assets adversely affect its net income in various ways. The Company does not record interest income on nonaccrual loans, which adversely affects its income and increases loan administration costs. When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets also increases the Company’s risk profile and may affect the minimum capital levels regulators believe are appropriate for the Company in light of such risks. The Company utilizes various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations, and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including origination of new loans. There can be no assurance that the Company will avoid further increases in nonperforming assets in the future.
The Company faces substantial competition that could adversely affect the Company’s growth and/or operating results.
The Company operates in a competitive market for financial services and faces intense competition from other financial institutions both in making loans and attracting deposits which can greatly affect pricing for its products and services. The Company’s primary competitors include community, regional, and national banks as well as credit unions and mortgage companies. Many of these financial institutions are significantly larger and have established customer bases, have greater financial resources, and higher lending limits. In addition, credit unions are exempt from corporate income taxes, providing a significant competitive pricing advantage compared to banks. Accordingly, some of the Company’s competitors in its market have the ability to offer products and services that it is unable to offer or to offer such products and services at more competitive rates.
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
Any future action by the U.S. Congress lowering the federal corporate income tax rate and/or eliminating the federal corporate alternative minimum tax could result in the need to establish a deferred tax asset valuation allowance and a corresponding charge against earnings.
The President of the U.S. and the majority political party in the U.S. Congress have announced plans to lower the federal corporate income tax rate from its current level of 35% and to eliminate the corporate alternative minimum tax.  If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate by a material amount and/or eliminating the corporate alternative minimum tax, certain of the Company’s deferred tax assets would need to be re-measured to evaluate the impact that the lower tax rate and/or the elimination of the corporate alternative minimum tax will have on the currently expected full utilization of the deferred tax assets.  If the lower tax rate and/or the elimination of the corporate alternative minimum tax makes it more likely than not that some portion or all of the deferred tax asset will not be realized, a valuation allowance will need to be recognized and this would result in a corresponding charge against the Company’s earnings.
The carrying value of goodwill and other intangible assets may be adversely affected.
When the Company completes an acquisition, often times, goodwill and other intangible assets are recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment, and the Company performs such impairment analysis at least annually. A significant adverse change in expected future cash flows or sustained adverse change in the Company’s common stock could require the asset to become impaired. If impaired, the Company would incur a charge to earnings that would have a significant impact on the results of operations. The Company’s carrying value of goodwill was approximately $298.2 million at December 31, 2016, which included goodwill recorded with the Company’s acquisition of StellarOne.
The Company’s risk-management framework may not be effective in mitigating risk and loss.
The Company maintains an enterprise risk management program that is designed to identify, assess, mitigate, monitor, and report the risks that it faces. These risks include: interest-rate, credit, liquidity, operational, reputation, compliance, and legal. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company’s risk-management program, or if the Company's controls break down, the Company’s results of operations and financial condition may be adversely affected.

The Company’s exposure to operational, technological, and organizational risk may adversely affect the Company.
Similar to other financial institutions, the Company is exposed to many types of operational and technological risk, including reputation, legal, and compliance risk. The Company’s ability to grow and compete is dependent on its ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while it expands and integrates acquired businesses. Operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside of the Company, and exposure to external events. The Company is dependent on its operational infrastructure to help manage these risks. From time to time, it may need to change or upgrade its technology infrastructure. The Company may experience disruption, and it may face additional exposure to these risks during the course of making such changes. As the Company acquires other financial institutions, it faces additional challenges when integrating different operational platforms. Such integration efforts may be more disruptive to the Company's business and/or more costly or time-intensive than anticipated.
The Company continually encounters technological change which could affect its ability to remain competitive.
The financial services industry is continually undergoing technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company continues to invest in technology and connectivity to automate functions previously performed manually, to facilitate the ability of customers to engage in financial transactions, and otherwise to enhance the customer experience with respect to its products and services. The Company’s continued success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that satisfy customer demands and create efficiencies in its operations. A failure to maintain or enhance a competitive position with respect to technology, whether because of a failure to anticipate customer expectations, substantially fewer resources to invest in technological improvements than larger competitors, or because the Company’s technological developments fail to perform as desired or are not rolled out in a timely manner, may cause the Company to lose market share or incur additional expense.
New lines of business or new products and services may subject the Company to additional risk.
From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, strategic planning remains important as the Company adopts innovative products, services, and processes in response to the evolving demands for financial services and the entrance of new competitors, such as out-of-market banks and financial technology firms. Any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls, so the Company must responsibly innovate in a manner that is consistent with sound risk management and is aligned with the Bank’s overall business strategies. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.
The operational functions of business counterparties over which the Company may have limited or no control may experience disruptions that could adversely impact the Company.
Multiple major U.S. retailers have experienced data systems incursions in recent years reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of the retailers’ customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although neither the Company’s nor the Bank’s systems are breached in retailer incursions, such incursions can still cause customers to be dissatisfied with the Bank and otherwise adversely affect the Company's and the Bank's reputation. These events can also cause the Bank to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers. In some cases, the Bank may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within the Company’s nor the Bank’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.
The Company and the Bank rely on other companies to provide key components of their business infrastructure.
Third parties provide key components of the Company’s (and the Bank’s) business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company has selected these third party vendors carefully, it does not control their actions. Any problem caused by these third parties, such as poor performance of services, failure to provide services, disruptions in communication services provided by a vendor, and failure to handle current or higher volumes could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third party vendor could also hurt the Company’s operations if those difficulties affect the vendor’s ability to serve the Company. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.
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
Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could have a material adverse effect on the Company’s results of operation and financial condition.
Effective internal control over financial reporting and disclosure controls and procedures are necessary for the Company to provide reliable financial reports, to effectively prevent fraud, and to operate successfully as a public company. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of the Company’s ongoing monitoring of internal control, it may discover material weaknesses or significant deficiencies in its internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company has in the past discovered, and may in the future discover, specific areas of its internal controls that need improvement. In addition, the Company continually works to improve the overall operation of its internal controls. The Company cannot, however, be certain that these measures will ensure that it implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to maintain effective controls or to timely implement any necessary improvement of the Company’s internal and disclosure controls could, among other things, result in losses from fraud or error, harm the Company’s reputation, or cause investors to lose confidence in the Company’s reported financial information, all of which could have a material adverse effect on the Company’s results of operation and financial condition and the trading price of the Company's securities.
Limited availability of financing or inability to raise capital could adversely impact the Company.
The amount, type, source, and cost of the Company’s funding directly impacts the ability to grow assets. In addition, the Company could need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if the Company’s asset quality or earnings were to deteriorate significantly. The ability to raise funds through deposits, borrowings, and other sources could become more difficult, more expensive, or altogether unavailable. A number of factors, many of which are outside the Company's control, could make such financing more difficult, more expensive or unavailable including: the financial condition of the Company at any given time; rate disruptions in the capital markets; the reputation for soundness and security of the financial services industry as a whole; and competition for funding from other banks or similar financial service companies, some of which could be substantially larger or have stronger credit ratings.
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
Risks Related to the Company’s Regulatory Environment
The Company will become subject to additional regulatory requirements if and when its total assets exceed $10 billion, which could have an adverse effect on its financial condition or results of operations.
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets.
Following the fourth consecutive quarter (and any applicable phase-in period) where the Company’s or the Bank’s total average consolidated assets equals or exceeds $10 billion, the Company or the Bank, as applicable, will, among other requirements:

•	be required to perform annual stress tests;

•
be required to establish a dedicated risk committee of its board of directors responsible for overseeing its enterprise-risk management policies, commensurate with its capital structure, risk profile, complexity, size and other risk-related factors, and including as a member at least one risk management expert;

•	be required to calculate its FDIC deposits assessment base using a performance score and loss-severity score system;

•	be subject to more frequent regulatory examinations; and

•	may be subject to examination for compliance with federal consumer protection laws, primarily by the CFPB.
While the Company does not currently have $10 billion or more in total consolidated assets, it has begun analyzing these requirements to prepare the Company to comply with the rules when and if they become applicable. It is reasonable to assume that the Company’s total assets will exceed $10 billion in the future, based on the Company’s historic organic growth rates and its potential to grow through acquisitions.
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
The Company is subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of its operations. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Laws and regulations change from time to time and are primarily intended for the protection of consumers, depositors, the FDIC’s DIF, and the banking system of the whole, rather than shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies are unpredictable, but may negatively affect the Company or its ability to increase the value of its business. Such changes could include higher capital requirements, increased insurance premiums, increased compliance costs, reductions of noninterest income, limitations on services and products that can be provided, or the increased ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, and policies could result in actions by regulatory agencies or significant litigation against the Company, which could cause the Company to devote significant time and resources to defend itself and may lead to liability, penalties, reputational damage, or regulatory restrictions that materially adversely affect the Company and its shareholders. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to the Company and its shareholders.
The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.
At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. The new administration and/or Congress may change existing financial services regulations or enact new policies affecting financial institutions, specifically community banks. Such changes may include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new Administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including the Company’s business and results of operations, in ways that are difficult to predict. In addition, the Company’s results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.
The Company is subject to more stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act, which could adversely affect its return on equity and otherwise affect its business.
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
The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if the Company were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in the Company having to lengthen the term of its funding, restructure its business models, and/or increase its holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit the Company’s ability to make distributions, including paying out dividends or buying back shares. If the Company and the Bank fail to meet these minimum capital guidelines and/or other regulatory requirements, the Company’s financial condition would be materially and adversely affected.
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
Risks Related to the Company’s Securities
The Company relies on dividends from its subsidiaries for substantially all of its revenue.
The Company is a financial holding company and a bank holding company that conducts substantially all of its operations through the Bank and other subsidiaries. As a result, the Company relies on dividends from its subsidiaries, particularly the Bank, for substantially all of its revenues. There are various regulatory restrictions on the ability of the Bank to pay dividends or make other payments to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations, or pay a cash dividend to the holders of its common stock and the Company’s business, financial condition, and results of operations may be materially adversely affected. Further, although the Company has historically paid a cash dividend to the holders of its common stock, holders of the common stock are not entitled to receive dividends, and regulatory or economic factors may cause the Company’s Board of Directors to consider, among other things, the reduction of dividends paid on the Company’s common stock even if the Bank continues to pay dividends to the Company.
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
The Company is not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock. Issuances of a substantial number of shares of common stock, or the expectation that such issuances might occur, including in connection with acquisitions by the Company, could materially adversely affect the market price of the shares of common stock and could be dilutive to shareholders. Because the Company’s decision to issue common stock in the future will depend on market conditions and other factors, it cannot predict or estimate the amount, timing, or nature of possible future issuances of its common stock. Accordingly, the Company’s shareholders bear the risk that future issuances of common stock will reduce the market price of the common stock and dilute their stock holdings in the Company.
Common stock is equity and is subordinate to the Company’s existing and future indebtedness and preferred stock and effectively subordinated to all the indebtedness and other non-common equity claims against the Bank and the Company’s other subsidiaries.
Shares of the Company’s common stock are equity interests and do not constitute indebtedness. As such, shares of the common stock will rank junior to all of the Company’s indebtedness and to other non-equity claims against the Company and its assets available to satisfy claims against it, including in the event of the Company’s liquidation. Additionally, holders of the Company’s common stock are subject to prior dividend and liquidation rights of holders of outstanding preferred stock, if any. The Company’s Board of Directors is authorized to issue classes or series of preferred stock without any action on the part of the holders of the Company’s common stock, and the Company is permitted to incur additional debt. Upon liquidation, lenders and holders of the Company’s debt securities and preferred stock would receive distributions of the Company’s available assets prior to holders of the Company’s common stock. Furthermore, the Company’s right to participate in a distribution of assets upon any of its subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors, including holders of any preferred stock of that subsidiary.
The Company’s governing documents and Virginia law contain anti-takeover provisions that could negatively affect its shareholders.
The Company’s Articles of Incorporation and Bylaws and the Virginia Stock Corporation Act contain certain provisions designed to enhance the ability of the Company’s Board of Directors to respond to attempts to acquire control of the Company. These provisions and the ability to set the voting rights, preferences, and other terms of any series of preferred stock that may be issued, may be deemed to have an anti-takeover effect and may discourage takeovers (which certain shareholders may deem to be in their best interest). To the extent that such takeover attempts are discouraged, temporary fluctuations in the market price of the Company’s common stock resulting from actual or rumored takeover attempts may be inhibited. These provisions also could discourage or make more difficult a merger, tender offer, or proxy contest, even though such transactions may be favorable to the interests of shareholders, and could potentially adversely affect the market price of the Company’s common stock.
The current economic conditions may cause volatility in the Company’s common stock value.
In the current economic environment, the value of publicly traded stocks in the financial services sector has been volatile, which may make it more difficult for a holder to sell the Company's common stock when the holder wants and at prices that are attractive. However, even in a more stable economic environment the value of the Company’s common stock can be affected by a variety of factors such as expected results of operations, actual results of operations, actions taken by shareholders, news or expectations based on the performance of others in the financial services industry, and expected impacts of a changing regulatory environment. These factors not only impact the value of the Company’s common stock but could also affect the liquidity of the stock given the Company’s size, geographical footprint, and industry.

ITEM 1B. - UNRESOLVED STAFF COMMENTS.

The Company has no unresolved staff comments to report.

ITEM 2. - PROPERTIES.

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The Company’s corporate headquarters is located at 1051 East Cary Street, Suite 1200, Richmond, Virginia. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. At December 31, 2016, the Bank operated 114 branches throughout Virginia. All of the offices of UMG are leased, either from a third party or as a result of being within a Bank branch. Effective January 1, 2016, UISI was dissolved as a separate corporate entity and the securities, brokerage, and investment advisory businesses of UISI were integrated into Union Bank & Trust. The majority of UISI offices were located within Bank branch properties. The Company’s operations center is in Ruther Glen, Virginia. See the Note 1 “Summary of Significant Accounting Policies” and Note 5 “Premises and Equipment” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information with respect to the amounts at which the Company’s premises and equipment are carried and commitments under long-term leases.

ITEM 3. - LEGAL PROCEEDINGS.

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings. Although the amount of any ultimate liability with respect to such matters cannot be determined, based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome of such proceedings, including any liability imposed on the Company thereby, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company.

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

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2016, with (1) the Total Return Index for the NASDAQ Composite, (2) the Total Return Index for NASDAQ Bank Stocks, and (3) the Total Return Index for SNL U.S. Bank NASDAQ. This comparison assumes $100 was invested on December 31, 2011 in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. In prior years, the Company has used the Total Return Index for NASDAQ Bank Stock, which will no longer be available from the Company's service provider in future periods. Going forward, the Company will be using the SNL U.S. Bank NASDAQ index as a replacement. This index includes many of the same companies that are in the NASDAQ Bank Stock index and are also part of the Company's peer group. Both indices are provided for the five years ended December 31, 2016 below.

Total Return Performance
400
300
200
100
0
Index Value
Union Bankshares Corporation
NASDAQ Composite
NASDAQ Bank
SNL U.S. Bank NASDAQ
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Union Bankshares Corporation	$100.00	$121.76	$196.56	$195.39	$210.82	$307.66
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
NASDAQ Bank	100.00	118.69	168.21	176.48	192.08	265.02
SNL U.S. Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56
Source: SNL Financial Corporation LC, Charlottesville, VA (2017)

Information on Common Stock, Market Prices and Dividends

The Company’s common stock is listed on the NASDAQ Global Select Market and is traded under the symbol “UBSH.” There were 43,609,317 shares of the Company’s common stock outstanding at the close of business on December 30, 2016, which was the last business day of 2016. The shares were held by 4,469 shareholders of record. The closing price of the Company’s common stock on December 30, 2016, which was the last business day of 2016, was $35.74 per share compared to $25.24 on December 31, 2015.

The following table summarizes the high and low sales prices and dividends declared for quarterly periods during the years ended December 31, 2016 and 2015.

	Sales Prices				Dividends Declared
	2016		2015		2016	2015
	High	Low	High	Low
First Quarter	$25.48	$20.57	$24.23	$19.92	$0.19	$0.15
Second Quarter	27.39	23.79	23.75	21.01	$0.19	$0.17
Third Quarter	27.96	23.28	25.00	21.77	$0.19	$0.17
Fourth Quarter	36.69	26.13	27.25	22.78	$0.20	$0.19
					$0.77	$0.68

Regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2016 are set forth in Note 19 “Parent Company Financial Information,” contained in the “Notes to the Consolidated Financial Statements” in Item 8 of this Form 10-K. A discussion of certain limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I, Item 1 “Business” of this Form 10-K under the headings “Supervision and Regulation – The Company - Limits on Dividends and Other Payments.”

It is anticipated that dividends will continue to be paid on a quarterly basis. In making its decision on the payment of dividends on the Company’s common stock, the Board of Directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

Stock Repurchase Program

On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program to purchase up to $25.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The repurchase program expired on December 31, 2016, and completed in February 2016. On February 25, 2016, the Company’s Board of Directors authorized a new share repurchase program to purchase up to $25.0 million worth of the Company’s common stock on the open market or in privately negotiated transactions. The new repurchase program expired on December 31, 2016.

The following information provides details of the Company’s common stock repurchases for the year ended December 31, 2016:

Period	Total number of shares purchased	Average price paid per share ($)	Approximate value of shares that may be purchased under the plan ($)
January 1 - January 31, 2016	380,882	23.70	12,114,000
February 1 - February 28, 2016	553,566	21.99	24,942,000
March 1 - March 31, 2016	106,164	23.55	22,442,000
April 1 - April 30, 2016	102,144	24.48	19,942,000
May 1 - May 31, 2016	82,800	26.24	17,769,000
June 1 - June 30, 2016	87,000	26.21	15,489,000
July 1 - July 31, 2016	98,575	25.22	13,003,000
August 1 - August 31, 2016	—	—	13,003,000
September 1 - September 30, 2016	—	—	13,003,000
October 1 - October 31, 2016	—	—	13,003,000
November 1 - November 30, 2016	—	—	13,003,000
December 1 - December 31, 2016	—	—	13,003,000
Total common stock repurchases for the year ended December 31, 2016	1,411,131	23.48

ITEM 6. - SELECTED FINANCIAL DATA.
The following table sets forth selected financial data for the Company over each of the past five years ended December 31, (dollars in thousands, except per share amounts):

	2016	2015	2014 (1)	2013 (1)	2012 (1)
Results of Operations
Interest and dividend income	$294,920	$276,771	$274,945	$172,127	$181,863
Interest expense	29,770	24,937	19,927	20,501	27,508
Net interest income	265,150	251,834	255,018	151,626	154,355
Provision for credit losses	9,100	9,571	7,800	6,056	12,200
Net interest income after provision for credit losses	256,050	242,263	247,218	145,570	142,155
Noninterest income	70,907	65,007	61,287	38,728	41,068
Noninterest expenses	222,703	216,882	238,216	137,047	133,390
Income before income taxes	104,254	90,388	70,289	47,251	49,833
Income tax expense	26,778	23,309	18,125	12,885	14,571
Net income (2)	$77,476	$67,079	$52,164	$34,366	$35,262
Financial Condition
Assets	$8,426,793	$7,693,291	$7,358,643	$4,176,353	$4,095,692
Loans held for investment, net of deferred fees and costs	6,307,060	5,671,462	5,345,996	3,039,368	2,966,847
Deposits	6,379,489	5,963,936	5,638,770	3,236,842	3,297,767
Securities available for sale, at fair value	946,764	903,292	1,102,114	677,348	585,382
Securities held to maturity, at carrying value	201,526	205,374	—	—	—
Loans held for sale	36,487	36,030	42,519	53,185	167,698
Allowance for loan losses	37,192	34,047	32,384	30,135	34,916
Tangible assets, net (3)	8,108,000	7,376,459	7,033,366	4,104,973	4,020,481
Intangible assets, net	318,793	316,832	325,277	71,380	75,211
Total borrowings	990,089	680,175	686,935	463,314	329,395
Total liabilities	7,425,761	6,697,924	6,381,474	3,783,543	3,660,128
Common stockholders' equity	1,001,032	995,367	977,169	437,810	435,564
Tangible common stockholders' equity (3)	682,239	678,535	651,892	366,430	360,353
Ratios
Net interest margin	3.66%	3.75%	3.96%	4.08%	4.23%
Net interest margin (FTE)	3.80%	3.89%	4.09%	4.22%	4.34%
Return on average assets (2)	0.96%	0.90%	0.72%	0.85%	0.89%
Return on average common stockholders' equity (2)	7.79%	6.76%	5.30%	7.89%	8.10%
Return on average tangible common stockholders' equity (2)(3)	11.45%	10.00%	8.02%	9.48%	9.86%
Efficiency ratio	66.27%	68.45%	75.31%	72.00%	68.26%
Efficiency ratio (FTE) (2)(3)	64.31%	66.54%	73.43%	70.06%	66.81%
CET1 capital (to risk weighted assets)	9.72%	10.55%	11.20%	11.26%	11.27%
Tier 1 capital (to risk weighted assets)	10.97%	11.93%	12.76%	13.03%	13.14%
Total capital (to risk weighted assets)	13.56%	12.46%	13.38%	14.16%	14.57%
Leverage Ratio	9.87%	10.68%	10.62%	10.69%	10.52%
Common equity to total assets	11.88%	12.94%	13.28%	10.48%	10.63%
Tangible common equity / tangible assets (3)	8.41%	9.20%	9.27%	8.93%	8.96%

	2016	2015	2014 (1)	2013 (1)	2012 (1)
Asset Quality
Allowance for loan losses	$37,192	$34,047	$32,384	$30,135	$34,916
Nonaccrual loans	$9,973	$11,936	$19,255	$15,035	$26,206
OREO	$10,084	$15,299	$28,118	$34,116	$32,834
ALL / total outstanding loans	0.59%	0.60%	0.61%	0.99%	1.18%
ALL / total outstanding loans, adjusted for acquisition accounting (3)	0.86%	0.98%	1.08%	1.10%	1.35%
Nonaccrual loans/total loans	0.16%	0.21%	0.36%	0.49%	0.88%
ALL / nonaccrual loans	372.93%	285.25%	168.18%	200.43%	133.24%
NPAs / total outstanding loans	0.32%	0.48%	0.89%	1.62%	1.99%
Net charge-offs / total average loans	0.09%	0.14%	0.11%	0.36%	0.58%
Provision / total average loans	0.15%	0.17%	0.15%	0.20%	0.42%
Per Share Data
Earnings per share, basic (2)	$1.77	$1.49	$1.13	$1.38	$1.36
Earnings per share, diluted (2)	1.77	1.49	1.13	1.37	1.36
Cash dividends paid per share	0.77	0.68	0.58	0.54	0.37
Market value per share	35.74	25.24	24.08	24.81	15.77
Book value per share	23.15	22.38	21.73	17.63	17.29
Tangible book value per share (3)	15.78	15.25	14.50	14.76	14.30
Price to earnings ratio, diluted	20.19	16.94	21.31	18.11	11.60
Price to book value ratio	1.54	1.13	1.11	1.41	0.91
Dividend payout ratio	43.50%	45.64%	51.33%	39.42%	27.21%
Weighted average shares outstanding, basic	43,784,193	45,054,938	46,036,023	24,975,077	25,872,316
Weighted average shares outstanding, diluted	43,890,271	45,138,891	46,130,895	25,030,711	25,900,863
(1) Changes to previously reported 2014, 2013, and 2012 amounts were the result of the adoption of ASU No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects."
(2) The metrics presented here are presented on a GAAP basis; however, there are related supplemental non-GAAP performance measures that the Company believes may be useful to investors as they exclude non-operating adjustments resulting from acquisitions and allow investors to see the combined economic results of the organization. These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. Refer to Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" section "Non-GAAP Measures" of this Form 10-K for operating metrics, which exclude acquisition-related costs, including operating earnings, return on average assets, return on average equity, return on average tangible common equity, efficiency ratio, and earnings per share.
(3) Refer to Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" section "Non-GAAP Measures" of this Form 10-K.

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
The more critical accounting and reporting policies include the Company’s accounting for the ALL, acquired loans, and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K.
The following is a summary of the Company’s critical accounting policies that are highly dependent on estimates, assumptions, and judgments.
Allowance for Loan Losses - The provision for loan losses charged to operations is an amount sufficient to bring the ALL to an estimated balance that management considers adequate to absorb probable losses inherent in the portfolio. Loans are charged against the ALL when management believes the collectability of the principal is unlikely, while recoveries of amounts previously charged-off are credited to the ALL. Management’s determination of the adequacy of the ALL is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. Management believes that the ALL is adequate.
The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews consist of reviews by its Loan Review Group. Upon origination, each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator. Consumer loans are generally not risk rated; the primary credit quality indicator for this loan segment is delinquency status. The Company has various committees that review and ensure that the ALL methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.
The Company’s ALL consists of specific, general, and qualitative components.
Specific Reserve Component
The specific reserve component relates to impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Upon being identified as impaired, for loans not considered to be collateral dependent, an ALL is then established when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. The impairment of collateral dependent loans is measured based on the fair value of the underlying collateral, less selling costs, compared to the carrying value of the loan. If the Company determines that the value of an impaired collateral dependent loan is less than the recorded investment in the loan, it either recognizes an impairment reserve as a specific component to be provided for in the ALL or charges off the deficiency if it is determined that such amount represents a confirmed loss. Typically, a loss is confirmed when the Company is moving towards foreclosure (or final disposition) of the underlying collateral, the collateral deficiency has not improved for two consecutive quarters, or when there is a payment default of 180 days, whichever occurs first.

The Company obtains independent appraisals from a pre-approved list of independent, third party appraisal firms located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal Real Estate Valuation Group, which reports to the Risk and Compliance Group, performs either a technical or administrative review of all appraisals obtained. A technical review will ensure the overall quality of the appraisal, while an administrative review ensures that all of the required components of an appraisal are present. Generally, independent appraisals are updated every 12 to 24 months, or as necessary. The Company’s impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Adjustments to appraisals generally include discounts for continued market deterioration subsequent to the appraisal date. Any adjustments from the appraised value to carrying value are documented in the impairment analysis, which is reviewed and approved by senior credit administration officers and the Special Assets Loan Committee. External appraisals are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through other valuation sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.
General Reserve Component
The general reserve component covers non-impaired loans and is quantitatively derived from an estimate of credit losses adjusted for various environmental factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the net charge-off historical loss experience to the average loan balance of the portfolio averaged during a period that management has determined to be adequately reflective of the losses inherent in the loan portfolio. Effective December 31, 2016, the Company implemented a rolling 20-quarter look back period, which will be re-evaluated on a periodic basis to ensure the reasonableness of period being utilized. Previously, the Company had utilized a 12-quarter look back period. The change to the 20-quarter look back period is due to the protracted recovery in the economy and management's conclusion that a 20-quarter period better reflects a full economic cycle. This change did not have a material impact on the Company's ALL.
The qualitative environmental factors consist of portfolio, national/international, and local characteristics and are applied to both the commercial and consumer loan segments.
The following table shows the types of environmental factors management considers:

ENVIRONMENTAL FACTORS
Portfolio	National / International	Local
Experience and ability of lending team	Interest rates	Level of economic activity
Compare ratio consideration	Inflation	Unemployment
Pace of loan growth	Unemployment	Competition
Footprint and expansion	Gross domestic product	Military/government impact
Execution of loan risk rating process	General market risk and other concerns
Degree of oversight	Legislative and regulatory environment
Underwriting standards	International uncertainty
Delinquency levels in portfolio	Home Price Index
Charge-off levels in portfolio	Commercial Real Estate Price Index
Credit concentrations / nature and volume of the portfolio

Impaired Loans- A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The impairment loan policy is the same for all segments within the commercial loan segment.

For the consumer loan segment, large groups of smaller balance homogeneous loans are collectively evaluated for impairment. This evaluation subjects each of the Company’s homogenous pools to a historical loss factor derived from net charge-offs experienced over the preceding 20 quarters, as previously discussed. The Company applies payments received on impaired loans to principal and interest based on the contractual terms until they are placed on nonaccrual status. All payments received are then applied to reduce the principal balance and recognition of interest income is terminated, as previously discussed.

Acquired Loans - Loans acquired in a business combination are recorded at fair value on the date of the acquisition. Loans acquired with deteriorated credit quality are accounted for in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are not considered to be impaired unless they deteriorate further subsequent to the acquisition. Certain acquired loans, including performing loans and revolving lines of credit (consumer and commercial), are accounted for in accordance with ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, where the discount is accreted through earnings based on estimated cash flows over the estimate life of the loan.

Goodwill and Intangible Assets - The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected April 30th as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 4 to 14 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets.
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
The Company performed its annual impairment testing as of April 30, 2016 and determined that there was no impairment to its goodwill or intangible assets. The Company also performed a qualitative analysis to determine if any factors necessitated additional testing and no indicators of impairment were noted as of year-end.

RESULTS OF OPERATIONS

Executive Overview

•
The Company reported net income of $77.5 million and earnings per share of $1.77 for the year ended December 31, 2016. These results represent an increase of $10.4 million, or 15.5%, from $67.1 million and $0.28, or 18.8%, from earnings per share of $1.49 for the year ended December 31, 2015.

•
The Company’s community banking segment reported net income of $75.7 million for the year ended December 31, 2016, an increase of $8.4 million from the prior year, and earnings per share of $1.73, an increase of $0.24 per share from the prior year.

•	The Company’s mortgage segment reported net income of $1.8 million, or $0.04 per share, an improvement of $2.0 million, from a net loss of $202,000 in the prior year.

•	The Company experienced continued improvement in asset quality. Nonaccrual loans, past due loans, and OREO balances declined from December 31, 2015.

•
Loans held for investment, net of deferred fees and costs, were $6.3 billion at December 31, 2016, an increase of $635.6 million, or 11.2%, from December 31, 2015. The increase was primarily driven by a combined growth of $535.5 million in commercial real estate, commercial and industrial, and consumer loans. Year-to-date average loan balances increased $468.8 million, or 8.5%, from the prior year.

•
Total deposits at December 31, 2016 were $6.4 billion, an increase of $415.6 million, or 7.0%, when compared to $6.0 billion at December 31, 2015. The Company continued to experience a shift from time deposits into lower cost transaction accounts, specifically NOW and money market accounts, driven by the Company’s focus on acquiring low cost funding sources and customer preference for liquidity in response to current market conditions.

•
Total borrowings at December 31, 2016 were $990.1 million, an increase of $309.9 million, or 45.6%, when compared to $680.2 million at December 31, 2105. The increase was primarily driven by increases in short-term FHLB borrowings of $213.5 million. Additionally, the Company issued $150.0 million of long-term fixed-to-floating rate subordinated notes in the fourth quarter of 2016.

•	On May 31, 2016, the Company completed the acquisition of ODCM and recorded goodwill of $4.7 million and other amortizable intangible assets of $4.5 million.

•	Cash dividends per common share increased to $0.77 during 2016 from $0.68 per common share during 2015.

Net Income
2016 compared to 2015
Net income for the year ended December 31, 2016 increased $10.4 million, or 15.5%, from $67.1 million to $77.5 million and represented earnings per share of $1.77 compared to $1.49 for the prior year. Return on average tangible common equity (non-GAAP) for the year ended December 31, 2016 was 11.45% compared to 10.00% for the prior year, while return on average assets was 0.96% compared to 0.90% for the prior year. For reconciliation of the non-GAAP measures, refer to section “Non-GAAP Measures” included within this Item 7.
Net interest income increased $13.3 million from 2015, primarily driven by an increase in interest and fees on loans due to higher average loan balances, partially offset by higher interest expense on borrowings and the impact of lower accretion of fair value adjustments for deposits. The provision for credit losses decreased $471,000 from $9.6 million in 2015 to $9.1 million in 2016 mainly due to lower charge-off levels and continued improvement in asset quality metrics in 2016.
Noninterest income increased $5.9 million from $65.0 million in 2015 to $70.9 million in 2016. The increase was driven by increases in loan-related interest-rate swap fees, customer-related fee income, mortgage banking income and fiduciary and asset management fees, which were partially offset by declines in other operating income due to nonrecurring income in 2015 related to gains from the dissolution of a limited partnership and the resolution of a problem credit resulting in a note sale.
Noninterest expense increased $5.8 million, or 2.7%, from $216.9 million in 2015 to $222.7 million in 2016. This increase is primarily driven by an increase in salaries and benefits expenses, professional services, and technology expenses, which were partially offset by decreases in OREO and credit-related expenses, and amortization of intangible assets.
2015 compared to 2014
Net income for the year ended December 31, 2015 increased $14.9 million, or 28.6%, from $52.2 million to $67.1 million and represented earnings per share of $1.49 compared to $1.13 for the prior year. Excluding after-tax acquisition-related expenses of $13.7 million for the year ended December 31, 2014, operating earnings were $67.1 million and $65.9 million for the years ended December 31, 2015 and 2014, respectively. Operating earnings per share was $1.49 for the year ended December 31, 2015 compared to $1.43 for the year ended December 31, 2014. Operating return on average tangible common equity (which excludes after-tax acquisition-related expenses) for the year ended December 31, 2015 was 10.00% compared to 10.13% for 2014, while operating return on average assets was 0.90% compared to 0.91% for 2014. For reconciliation of the non-GAAP operating measures, excluding acquisition-related costs, refer to section “Non-GAAP Measures” included within this Item 7.
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

Short-term interest rates increased gradually during 2016; however, the broader decline in market interest rates over the last several years continues to place downward pressure on the Company’s earning asset yields and related interest income. The Company's cost of funds increased slightly in 2016 due to the increase in short-term interest rates as FHLB advances were repriced at higher rates during the year.

The following tables show interest income on earning assets and related average yields, as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

	For the Year Ended December 31,
	2016	2015	Change
	(Dollars in thousands)
Average interest-earning assets	$7,249,090	$6,713,239	$535,851
Interest income (FTE) (1)	$305,164	$285,850	$19,314
Yield on interest-earning assets	4.21%	4.26%	(5)	bps
Average interest-bearing liabilities	$5,600,174	$5,147,689	$452,485
Interest expense	$29,770	$24,937	$4,833
Cost of interest-bearing liabilities	0.53%	0.48%	5	bps
Cost of funds	0.41%	0.37%	4	bps
Net interest income (FTE) (1)	$275,394	$260,913	$14,481
Net interest margin (FTE) (1)	3.80%	3.89%	(9)	bps
Core net interest margin (FTE) (1) (2)	3.72%	3.79%	(7)	bps
 (1) Refer to Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" section "Non-GAAP Measures" of this Form 10-K.
(2) Core net interest margin excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the year ended December 31, 2016, tax-equivalent net interest income was $275.4 million, an increase of $14.5 million from the prior year, primarily driven by higher average loan balances. Net accretion related to acquisition accounting decreased $946,000 from $6.6 million in 2015 to $5.7 million in 2016. The tax-equivalent net interest margin decreased by 9 basis points to 3.80% from 3.89% in the prior year. Core tax-equivalent net interest margin (which excludes the 8 basis point and 10 basis point impact of acquisition accounting accretion in 2016 and 2015, respectively) decreased by 7 basis points to 3.72% in 2016 from 3.79% in 2015. The decline in the core net interest margin was principally due to the 5 basis point decrease in interest-earning asset yields and the 2 basis point increase in cost of funds. The decline in interest-earning asset yields was primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates, as well as lower levels of fees on loans.

	For the Year Ended December 31,
	2015	2014	Change
	(Dollars in thousands)
Average interest-earning assets	$6,713,239	$6,437,681	$275,558
Interest income (FTE) (1)	$285,850	$283,072	$2,778
Yield on interest-earning assets	4.26%	4.40%	(14)	bps
Average interest-bearing liabilities	$5,147,689	$5,047,550	$100,139
Interest expense	$24,937	$19,927	$5,010
Cost of interest-bearing liabilities	0.48%	0.39%	9	bps
Cost of funds	0.37%	0.31%	6	bps
Net interest income (FTE) (1)	$260,913	$263,145	$(2,232)
Net interest margin (FTE) (1)	3.89%	4.09%	(20)	bps
Core net interest margin (FTE) (1) (2)	3.79%	3.93%	(14)	bps
 (1) Refer to Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" section "Non-GAAP Measures" of this Form 10-K.
(2) Core net interest margin excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the year ended December 31, 2015, tax-equivalent net interest income was $260.9 million, a decrease of $2.2 million from 2014, primarily driven by the impact of declines in net interest margin and lower net accretion related to acquisition accounting. Excluding the impacts of acquisition accounting, interest expense declined as growth in low cost deposits outpaced the net run-off in higher cost certificates of deposit. Net accretion related to acquisition accounting decreased $3.4 million from $10.0 million in 2014 to $6.6 million in 2015. The tax-equivalent net interest margin decreased by 20 basis points to 3.89% from 4.09% in 2014.

Core tax-equivalent net interest margin (which excludes the 10 basis point and 16 basis point impact of acquisition accounting accretion in 2015 and 2014, respectively) decreased by 14 basis points. The decline in the core net interest margin was principally due to the 20 basis point decrease in interest-earning asset yields outpacing the 6 basis point decline in cost of funds. The decline in interest-earning asset yields was primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates.

The following table shows interest income on interest-earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the years indicated (dollars in thousands):
AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)
Assets:
Securities:
Taxable	$754,287	$18,319	2.43%	$717,816	$15,606	2.17%	$722,600	$15,226	2.11%
Tax-exempt	448,405	21,216	4.73%	426,000	20,744	4.87%	402,402	20,451	5.08%
Total securities	1,202,692	39,535	3.29%	1,143,816	36,350	3.18%	1,125,002	35,677	3.17%
Loans, net (3) (4)	5,956,125	264,197	4.44%	5,487,367	248,021	4.52%	5,235,471	245,529	4.69%
Other earning assets	90,273	1,432	1.59%	82,056	1,479	1.80%	77,208	1,866	2.42%
Total earning assets	7,249,090	$305,164	4.21%	6,713,239	$285,850	4.26%	6,437,681	$283,072	4.40%
Allowance for loan losses	(36,034)			(32,779)			(31,288)
Total non-earning assets	833,249			812,435			844,101
Total assets	$8,046,305			$7,492,895			$7,250,494
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$2,952,625	$6,327	0.21%	$2,676,012	$5,032	0.19%	$2,568,425	$4,714	0.18%
Regular savings	592,215	850	0.14%	564,265	1,021	0.18%	552,756	1,063	0.19%
Time deposits (5)	1,177,732	10,554	0.90%	1,231,593	9,500	0.77%	1,390,308	5,257	0.38%
Total interest-bearing deposits	4,722,572	17,731	0.38%	4,471,870	15,553	0.35%	4,511,489	11,034	0.24%
Other borrowings (6)	877,602	12,039	1.37%	675,819	9,384	1.39%	536,061	8,893	1.66%
Total interest-bearing liabilities	5,600,174	$29,770	0.53%	5,147,689	$24,937	0.48%	5,047,550	$19,927	0.39%
Noninterest-bearing liabilities:
Demand deposits	1,388,216			1,296,343			1,164,032
Other liabilities	63,130			56,886			55,185
Total liabilities	7,051,520			6,500,918			6,266,767
Stockholders' equity	994,785			991,977			983,727
Total liabilities and stockholders' equity	$8,046,305			$7,492,895			$7,250,494
Net interest income		$275,394			$260,913			$263,145
Interest rate spread			3.68%			3.78%			4.01%
Cost of funds			0.41%			0.37%			0.31%
Net interest margin (7)			3.80%			3.89%			4.09%
(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(2) Rates and yields are annualized and calculated from actual, not rounded amounts in thousands, which appear above.
(3) Nonaccrual loans are included in average loans outstanding.
(4) Interest income on loans includes $5.2 million, $4.4 million, and $586,000 for the years ended December 31, 2016, 2015, and 2014, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on certificates of deposits includes $0, $1.8 million, and $8.9 million for the years ended December 31, 2016, 2015, and 2014, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Interest expense on borrowings includes $458,000, $424,000, and $550,000 for the years ended December 31, 2016, 2015, and 2014 in accretion of the fair market value adjustments related to acquisitions.
(7) Core net interest margin excludes purchase accounting adjustments and was 3.72%, 3.79%, and 3.93% for the years ended December 31, 2016, 2015, and 2014, respectively.

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

	2016 vs. 2015 Increase (Decrease) Due to Change in:			2015 vs. 2014 Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$821	$1,892	$2,713	$(101)	$481	$380
Tax-exempt	1,071	(599)	472	1,170	(877)	293
Total securities	1,892	1,293	3,185	1,069	(396)	673
Loans, net (1)	20,864	(4,688)	16,176	11,569	(9,077)	2,492
Other earning assets	139	(186)	(47)	(206)	(181)	(387)
Total earning assets	$22,895	$(3,581)	$19,314	$12,432	$(9,654)	$2,778
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$550	$745	$1,295	$200	$118	$318
Regular savings	49	(220)	(171)	22	(64)	(42)
Time deposits (2)	(430)	1,484	1,054	(662)	4,905	4,243
Total interest-bearing deposits	169	2,009	2,178	(440)	4,959	4,519
Other borrowings (3)	2,770	(115)	2,655	2,086	(1,595)	491
Total interest-bearing liabilities	2,939	1,894	4,833	1,646	3,364	5,010
Change in net interest income	$19,956	$(5,475)	$14,481	$10,786	$(13,018)	$(2,232)
(1) The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $863,000 and $3.8 million for the 2016 vs. 2015 and 2015 vs. 2014 change, respectively.
(2) The rate-related change in interest expense on time deposits includes the impact of lower accretion of the acquisition-related fair market value adjustments of $1.8 million and $7.1 million for the 2016 vs. 2015 and 2015 vs. 2014 change, respectively.
(3) The rate-related change in interest expense on other borrowings includes the impact of higher (lower) accretion of the acquisition-related fair market value adjustments of $34,000 and ($126,000) for the 2016 vs. 2015 and 2015 vs. 2014 change, respectively.
The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The 2014, 2015, 2016, and remaining estimated discount/premium and net accretion impact are reflected in the following table (dollars in thousands):

	Accretion (Amortization)
	Loans	Certificates of Deposit	Borrowings	Total
For the year ended December 31, 2014	$586	$8,914	$550	$10,050
For the year ended December 31, 2015	4,355	1,843	424	6,622
For the year ended December 31, 2016	5,218	—	458	5,676
For the years ending:
2017	4,657	—	170	4,827
2018	4,120	—	(143)	3,977
2019	3,320	—	(286)	3,034
2020	2,810	—	(301)	2,509
2021	2,236	—	(316)	1,920
Thereafter	8,461	—	(5,306)	3,155

Noninterest Income

	For the Year Ended December 31,		Change
	2016	2015	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$19,496	$18,904	$592	3.1%
Other service charges, commissions and fees	17,175	15,575	1,600	10.3%
Fiduciary and asset management fees	10,199	9,141	1,058	11.6%
Mortgage banking income, net	10,953	9,767	1,186	12.1%
Gains on securities transactions, net	205	1,486	(1,281)	(86.2)%
Other-than-temporary impairment losses	—	(300)	300	100.0%
BOLI income	5,513	4,593	920	20.0%
Loan-related interest rate swap fees	4,254	412	3,842	932.5%
Other operating income	3,112	5,429	(2,317)	(42.7)%
Total noninterest income	$70,907	$65,007	$5,900	9.1%
Mortgage segment operations	$(12,008)	$(10,044)	$(1,964)	(19.6)%
Intercompany eliminations	606	682	(76)	(11.1)%
Community bank segment	$59,505	$55,645	$3,860	6.9%

For the year ended December 31, 2016, noninterest income increased $5.9 million, or 9.1%, to $70.9 million, from $65.0 million for the year ended December 31, 2015. Loan-related interest-rate swap fees increased by $3.8 million, and customer-related fee income increased by $2.2 million due to higher overdraft, debit card interchange, and letter of credit fees. Mortgage banking income, net of commissions, increased $1.2 million related to higher gain on sale margins. Fiduciary and asset management fees increased $1.1 million related to the acquisition of ODCM. These increases were partially offset by a decline of $2.3 million in other operating income mainly due to nonrecurring income in 2015 related to gains from the dissolution of a limited partnership and the resolution of a problem credit resulting in a note sale.

	For the Year Ended December 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	18,904	17,721	$1,183	6.7%
Other service charges, commissions and fees	15,575	14,983	592	4.0%
Fiduciary and asset management fees	9,141	9,036	105	1.2%
Mortgage banking income, net	9,767	9,707	60	0.6%
Other-than-temporary impairment losses	1,486	1,695	(209)	(12.3)%
Gains on securities transactions, net	(300)	—	(300)	NM
BOLI income	4,593	4,648	(55)	(1.2)%
Loan-related interest rate swap fees	412	293	119	40.6%
Other operating income	5,429	3,204	2,225	69.4%
Total noninterest income	$65,007	$61,287	$3,720	6.1%
Mortgage segment operations	$(10,044)	$(10,091)	$47	0.5%
Intercompany eliminations	682	682	—	—%
Community bank segment	$55,645	$51,878	$3,767	7.3%
NM - Not Meaningful

For the year ended December 31, 2015, noninterest income increased $3.7 million, or 6.1%, to $65.0 million, from $61.3 million for the year ended December 31, 2014. This increase was driven primarily by an increase in customer-related fee income of $1.8 million and an increase in other operating income of $2.3 million. The increase in customer-related fee income was primarily related to higher overdraft and interchange fees, while the increase in other operating income is driven by a combination of higher insurance-related income in 2015, gains from the dissolution of a limited partnership in the first quarter of 2015, gains on the resolution of a problem credit in the third quarter of 2015, and gains from the sale of the credit card portfolio in the fourth quarter of 2015. These increases were partially offset by declines in gains on sales of securities of $209,000 compared to 2014 and a $300,000 OTTI charge on a municipal security in the available for sale portfolio in 2015.

Noninterest Expense

	For the Year Ended December 31,		Change
	2016	2015	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$117,103	$104,192	$12,911	12.4%
Occupancy expenses	19,528	20,053	(525)	(2.6)%
Furniture and equipment expenses	10,475	11,674	(1,199)	(10.3)%
Printing, postage, and supplies	4,692	5,124	(432)	(8.4)%
Communications expense	3,850	4,634	(784)	(16.9)%
Technology and data processing	15,368	13,667	1,701	12.4%
Professional services	8,085	6,309	1,776	28.2%
Marketing and advertising expense	7,784	7,215	569	7.9%
FDIC assessment premiums and other insurance	5,406	5,376	30	0.6%
Other taxes	5,456	6,227	(771)	(12.4)%
Loan-related expenses	4,790	4,097	693	16.9%
OREO and credit-related expenses (1)	2,602	8,911	(6,309)	(70.8)%
Amortization of intangible assets	7,210	8,445	(1,235)	(14.6)%
Training and other personnel costs	3,435	3,675	(240)	(6.5)%
Other operating expenses	6,919	7,283	(364)	(5.0)%
Total noninterest expense	$222,703	$216,882	$5,821	2.7%
Mortgage segment operations	$(10,535)	$(11,571)	$1,036	9.0%
Intercompany eliminations	606	682	(76)	(11.1)%
Community bank segment	$212,774	$205,993	$6,781	3.3%
(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the year ended December 31, 2016, noninterest expense increased $5.8 million, or 2.7%, to $222.7 million, from $216.9 million for the year ended December 31, 2015. Salaries and benefits expense increased $12.9 million related to annual merit adjustments as well as increases in incentive and equity-based compensation and benefit-related costs; the increase in salaries also relates to investments in key positions to support the Company's long-term growth strategy. Professional services increased $1.8 million due to higher project-related consulting expense, and technology and data processing increased $1.7 million due to investments in infrastructure to support the Company's growth. These increases were partially offset by decreases of $6.3 million in OREO and credit-related expenses as a result of lower valuation adjustments and property and legal-related expenses. Other noninterest expenses declines primarily related to lower amortization of intangible assets, franchise taxes, and communication expenses. Furniture and equipment expenses declined $1.2 million due to lower depreciation and equipment rental expenses.

	For the Year Ended December 31,		Change
	2015	2014	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$104,192	$107,804	$(3,612)	(3.4)%
Occupancy expenses	20,053	20,136	(83)	(0.4)%
Furniture and equipment expenses	11,674	11,872	(198)	(1.7)%
Printing, postage, and supplies	5,124	4,924	200	4.1%
Communications expense	4,634	4,902	(268)	(5.5)%
Technology and data processing	13,667	12,465	1,202	9.6%
Professional services	6,309	5,594	715	12.8%
Marketing and advertising expense	7,215	6,406	809	12.6%
FDIC assessment premiums and other insurance	5,376	6,125	(749)	(12.2)%
Other taxes	6,227	5,784	443	7.7%
Loan-related expenses	4,097	3,469	628	18.1%
OREO and credit-related expenses (1)	8,911	10,164	(1,253)	(12.3)%
Amortization of intangible assets	8,445	9,795	(1,350)	(13.8)%
Training and other personnel costs	3,675	2,893	782	27.0%
Acquisition-related expenses	—	20,345	(20,345)	(100.0)%
Other operating expenses	7,283	5,538	1,745	31.5%
Total noninterest expense	$216,882	$238,216	$(21,334)	(9.0)%
Mortgage segment operations	$(11,571)	$(16,587)	$5,016	30.2%
Intercompany eliminations	682	682	—	—%
Community bank segment	$205,993	$222,311	$(16,318)	(7.3)%
 (1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

For the year ended December 31, 2015, noninterest expense decreased $21.3 million, or 9.0%, to $216.9 million, from $238.2 million for the year ended December 31, 2014. This decrease is primarily driven by acquisition expenses incurred in 2014. Excluding acquisition-related costs of $20.3 million, noninterest expense decreased $989,000, or 0.5%. Salaries and benefits decreased $3.6 million from 2014 due to lower salaries, as the Company began to recognize full-year benefits of the StellarOne acquisition in 2015, and profit sharing expenses, partially offset by increased incentive compensation. The decrease in OREO and credit-related expenses of $1.3 million is primarily due to lower valuation adjustments of $1.6 million. Amortization of core deposit intangibles decreased $1.4 million when compared to 2014. The decreases were partially offset by $1.2 million in higher technology expenses related to online banking and data processing fees, $809,000 in higher marketing expenses related to advertising campaigns in 2015, $736,000 in increased losses related to data breaches at third party retailers, $715,000 in higher professional fees related to consulting and legal fees, and $701,000 in increased investments related to employee training.

SEGMENT INFORMATION

Community Bank Segment

2016 compared to 2015

For the year ended December 31, 2016, the community bank segment’s net income increased $8.4 million, or 12.5%, to $75.7 million when compared to the prior year. Net interest income increased $13.2 million from 2015, primarily driven by the impact of higher average loan balances. The provision for credit losses decreased $567,000 from $9.5 million in 2015 to $8.9 million in 2016 mainly due to lower charge-off levels and continued improvement in asset quality metrics.

Noninterest income increased $3.9 million from $55.6 million in 2015 to $59.5 million in 2016. Customer-related fee income increased $2.2 million primarily related to higher overdraft, debit card interchange, and letter of credit fees. Fiduciary and asset management fees increased by $1.1 million related to the acquisition of ODCM. Loan-related interest-rate swap fees increased $3.8 million. These increases were partially offset by a decline in gains on sales of securities in the current year as well as nonrecurring income in 2015 related to gains from the dissolution of a limited partnership and the resolution of a problem credit resulting in a note sale.

Noninterest expense increased $6.8 million, or 3.3%, from $206.0 in 2015 to $212.8 million in 2016. The increases are primarily driven by a $13.5 million increase in salaries and benefits related to annual merit adjustments as well as increases in incentive and equity-based compensation and benefit-related costs; the increase in salaries also relates to investments in key positions to support the Company's long-term growth strategy. Professional fees increased $2.0 million due to higher project-related consulting expense, and technology and data processing increased $1.7 million due to investment in infrastructure to support the Company's growth. These increases in noninterest expense were partially offset by a $6.3 million decrease in OREO and credit-related expenses as a result of lower valuation adjustments and property and legal-related expenses. Furniture and equipment expenses declined $1.2 million due to lower depreciation and equipment rental expense. Other noninterest expenses declines included lower amortization of intangible assets of $1.2 million, declines in franchise taxes of $755,000, and reduced communication expenses of $723,000.

2015 compared to 2014

For the year ended December 31, 2015, the community bank segment’s net income increased $11.6 million, or 20.9%, to $67.3 million when compared to 2014. Excluding after-tax acquisition-related costs of $13.7 million in 2014, net income decreased $2.1 million, or 3.0%. Net interest income decreased $3.4 million from 2014, primarily driven by the impact of lower loan yields and lower net accretion related to acquisition accounting. Excluding the impacts of acquisition accounting, interest expense declined as growth in low cost deposits outpaced the net run-off in higher cost certificates of deposit. The provision for credit losses increased $1.7 million from $7.8 million in 2014 to $9.5 million in 2015 due to loan growth and an increase in net charge-offs, primarily due to a large recovery related to a single credit relationship in the first quarter of 2014. Additionally, a $300,000 provision was recognized during 2015 for unfunded loan commitments.

Noninterest income increased $3.7 million from $51.9 million in 2014 to $55.6 million in 2015. Customer-related fee income increased $1.8 million primarily related to higher overdraft and interchange fees. Other operating income increased $2.4 million primarily driven by higher insurance-related income in 2015, gains from the dissolution of a limited partnership in the first quarter of 2015, gains on the resolution of a problem credit in the third quarter of 2015, and gains from the sale of the credit card portfolio in the fourth quarter of 2015. These increases were partially offset by declines in gains on sales of securities compared to 2014, an OTTI charge on a municipal security in the available for sale portfolio in 2015, and declines in interest recognized on previously charged off loans.

Noninterest expense decreased $16.3 million, or 7.3%, from $222.3 in 2014 to $206.0 million in 2015. Excluding 2014 acquisition-related costs of $20.3 million, noninterest expense increased $4.0 million, or 2.0%, compared to 2014. Salaries and benefits decreased $287,000 from 2014 due to lower profit sharing expenses, partially offset by increased incentive compensation. The decrease in OREO and credit-related expenses of $1.3 million is primarily due to lower valuation adjustments of $1.6 million. Amortization of core deposit intangibles decreased $1.4 million when compared to 2014. FDIC assessments and other insurance expenses decreased $742,000. The decreases were partially offset by $1.4 million in higher technology expenses related to online banking and data processing fees, $1.1 million in higher professional fees related to consulting and legal fees, $859,000 in higher marketing expenses related to advertising campaigns in 2015, $701,000 in increased investments in employee training, and $681,000 in increased fraud-related losses.

Mortgage Segment

2016 compared to 2015

For the year ended December 31, 2016, the mortgage segment reported net income of $1.8 million, an improvement of $2.0 million, compared to a net loss of $202,000 in the prior year. The improvement was primarily due to an increase in noninterest income of $2.0 million, primarily driven by increases in mortgage banking income, net of commissions. Mortgage banking income, net of commissions, increased $1.2 million to $11.0 million for year ended 2016 due to higher gain on sale margins. Mortgage origination volume was consistent with the prior year. Additionally, there was a reduction in noninterest expense of $1.0 million, largely a result of cost control initiatives in personnel costs and other operating expenses.

2015 compared to 2014

For the year ended December 31, 2015, the mortgage segment reported a net loss of $202,000 compared to a loss of $3.5 million in 2014, representing an improvement of $3.3 million, or 94.2%. The improvement was due to a reduction in noninterest expense of $5.0 million, largely a result of cost control initiatives in personnel costs and professional fees as well as declines in volume-driven expenses. Noninterest income remained stable during 2015 compared to 2014, despite a decline in origination volume of $137.3 million, or 20.3%, to $540.1 million from $677.4 million during 2014, as gain on sale margins improved from 2014. The significant decline in origination volume was primarily driven by lower construction and purchased volume.

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
The effective tax rate for the years ended December 31, 2016, 2015, and 2014 was 25.7%, 25.8%, and 25.8%, respectively.

BALANCE SHEET
Assets
At December 31, 2016, total assets were $8.4 billion, an increase of $733.5 million, from $7.7 billion at December 31, 2015. The increase in assets was primarily related to loan growth.

Loans held for investment, net of deferred fees and costs, were $6.3 billion at December 31, 2016, an increase of $635.6 million, or 11.2%, from December 31, 2015. The increase was primarily driven by a combined growth of $535.5 million in commercial real estate - non-owner occupied loans, commercial and industrial loans, and consumer loans from third party lending programs. Year-to-date average loan balances increased $468.8 million, or 8.5%, from the prior year. For additional information on the Company’s loan activity, please refer to section “Loan Portfolio” included within this Item 7, or Note 4 “Loans and Allowance for Loan Losses” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

Liabilities and Stockholders’ Equity
At December 31, 2016, total liabilities were $7.4 billion, an increase of $727.8 million, from $6.7 billion at December 31, 2015.

Total deposits at December 31, 2016 were $6.4 billion, an increase of $415.6 million, or 7.0%, when compared to $6.0 billion at December 31, 2015, and were one of the predominate sources that funded asset growth in 2016. Year-to-date average deposit balances increased $342.6 million, or 5.9%, from the prior year. The Company continued to experience a shift from time deposits to lower cost transaction accounts, specifically NOW and money market accounts, driven by the Company’s focus on acquiring low cost funding sources and customer preference for liquidity in response to current market conditions. For additional information on this topic, see section “Deposits” included within this Item 7.

Total borrowings at December 31, 2016 were $990.1 million, an increase of $309.9 million, or 45.6%, when compared to $680.2 million at December 31, 2015. The increase was primarily driven by increases in short-term FHLB borrowings of $213.5 million. Additionally, the Company issued $150.0 million of long-term fixed-to-floating rate subordinated notes in the fourth quarter of 2016. For additional information on the Company’s borrowing activity, please refer to Note 8 “Borrowings” in the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

At December 31, 2016, stockholders’ equity was $1.0 billion, an increase of $5.7 million from $995.4 million reported at December 31, 2015. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes. The total risk-based capital ratios at December 31, 2016 and December 31, 2015 were 13.56% and 12.46%, respectively. The Tier 1 risk-based capital ratios were 10.97% and 11.93% at December 31, 2016 and December 31, 2015, respectively. The common equity Tier 1 risk-based capital ratio was 9.72% and 10.55% at December 31, 2016 and December 31, 2015, respectively. The Company’s common equity to total asset ratios at December 31, 2016 and December 31, 2015 were 11.88% and 12.94%, respectively, while its tangible common equity to tangible assets ratios were 8.41% and 9.20%, respectively, at the same dates.

During 2016, the Company declared and paid cash dividends of $0.77 per share, an increase of $0.09 per share, or 13.2%, over cash dividends paid in 2015.

Securities

At December 31, 2016, the Company had total investments in the amount of $1.2 billion, or 14.3% of total assets, as compared to $1.2 billion, or 15.1% of total assets, at December 31, 2015. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. All of the Company’s mortgage-backed securities are considered investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

During 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The Company transferred these securities to held to maturity to reduce the impact of price volatility on capital and in consideration of changes to the regulatory environment. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer with a remaining balance of $5.2 million and $6.8 million as of December 31, 2016 and 2015.

The table below sets forth a summary of the securities available for sale, securities held to maturity, and restricted stock for the following periods (dollars in thousands):

	December 31, 2016	December 31, 2015
Available for Sale:
Obligations of states and political subdivisions	$275,890	$268,079
Corporate and other bonds	121,780	75,979
Mortgage-backed securities	535,286	548,171
Other securities	13,808	11,063
Total securities available for sale, at fair value	946,764	903,292
Held to Maturity:
Obligations of states and political subdivisions, at carrying value	201,526	205,374
Restricted Stock:
Federal Reserve Bank stock	23,808	23,808
FHLB stock	36,974	28,020
Total restricted stock, at cost	60,782	51,828
Total investments	$1,209,072	$1,160,494

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized for the year ended December 31, 2016. For the year ended December 31, 2015, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000. During the first quarter of 2016, the municipal security was sold. As a result, the Company recognized an additional loss on sale of the previously written down security. During 2014, a trust preferred security with OTTI recorded in a prior period was called at a premium.  As a result, the Company recognized a gain on the call of the previously written down security of $400,000 related to the previous OTTI charge. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of December 31, 2016 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Mortgage backed securities:
Amortized cost	$—	$51,545	$165,232	$319,254	$536,031
Fair value	$—	$51,346	$164,378	$319,562	$535,286
Weighted average yield (1)	—	1.99	2.22	2.45	2.34

Obligations of states and political subdivisions:
Amortized cost	$10,018	$56,131	$73,999	$133,859	$274,007
Fair value	$10,209	$57,910	$75,666	$132,105	$275,890
Weighted average yield (1)	6.32	4.65	4.59	3.94	4.36

Corporate bonds and other securities:
Amortized cost	$11,385	$522	$61,321	$64,331	$137,559
Fair value	$11,308	$522	$61,844	$61,914	$135,588
Weighted average yield (1)	1.30	1.24	4.45	2.25	3.15

Total securities available for sale:
Amortized cost	$21,403	$108,198	$300,552	$517,444	$947,597
Fair value	$21,517	$109,778	$301,888	$513,581	$946,764
Weighted average yield (1)	3.65	3.37	3.26	2.81	3.04
(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of securities held to maturity at carrying value and their weighted average yields as of December 31, 2016 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Obligations of states and political subdivisions:
Carrying Value	$4,403	$28,383	$51,730	$117,010	$201,526
Fair value	$4,440	$28,763	$51,522	$117,590	$202,315
Weighted average yield (1)	2.80	2.96	3.06	3.82	3.48
 (1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of December 31, 2016, the Company maintained a diversified municipal bond portfolio with approximately 74% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the Commonwealth of Virginia and the State of Texas both represented 12% and issuances within the State of Washington represented 11% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $6.3 billion and $5.7 billion at December 31, 2016 and 2015, respectively. Commercial real estate - non-owner occupied loans continue to represent the Company’s largest category, comprising 24.8% of the total loan portfolio at December 31, 2016.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of December 31, (dollars in thousands):

	2016		2015		2014		2013		2012
Construction and Land Development	$751,131	11.9%	$749,720	13.2%	$656,380	12.3%	$470,684	15.5%	$470,638	15.9%
Commercial Real Estate - Owner Occupied	857,805	13.6%	860,086	15.2%	869,200	16.3%	503,318	16.6%	513,518	17.3%
Commercial Real Estate - Non-Owner Occupied	1,564,295	24.8%	1,270,480	22.3%	1,183,514	22.0%	591,133	19.4%	530,878	17.9%
Multifamily Real Estate	334,276	5.3%	322,528	5.7%	297,366	5.6%	146,433	4.8%	140,038	4.7%
Commercial & Industrial	551,526	8.7%	435,365	7.7%	374,096	7.0%	194,809	6.4%	186,528	6.3%
Residential 1-4 Family	1,029,547	16.3%	978,469	17.3%	983,074	18.4%	510,579	16.8%	512,910	17.3%
Auto	262,071	4.2%	234,061	4.1%	207,813	3.9%	179,976	5.9%	164,066	5.5%
HELOC	526,884	8.4%	516,726	9.1%	523,341	9.8%	302,965	10.0%	307,668	10.4%
Consumer and all other	429,525	6.8%	304,027	5.4%	251,212	4.7%	139,471	4.6%	140,603	4.7%
Total loans held for investment	$6,307,060	100.0%	$5,671,462	100.0%	$5,345,996	100.0%	$3,039,368	100.0%	$2,966,847	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of December 31, 2016 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Construction and Land Development	$751,131	$455,017	$175,393	$146,337	$29,056	$120,721	$97,963	$22,758
Commercial Real Estate - Owner Occupied	857,805	102,831	254,318	46,648	207,670	500,656	346,702	153,954
Commercial Real Estate - Non-Owner Occupied	1,564,295	142,308	526,982	183,897	343,085	895,005	651,474	243,531
Multifamily Real Estate	334,276	22,219	117,531	27,346	90,185	194,526	160,600	33,926
Commercial & Industrial	551,526	169,959	163,769	119,571	44,198	217,798	139,503	78,295
Residential 1-4 Family	1,029,547	78,524	349,607	14,431	335,176	601,416	327,432	273,984
Auto	262,071	2,237	—	—	—	259,834	125,552	134,282
HELOC	526,884	34,291	492,287	40,356	451,931	306	187	119
Consumer and all other	429,525	38,583	46,820	13,333	33,487	344,122	120,349	223,773
Total loans held for investment	$6,307,060	$1,045,969	$2,126,707	$591,919	$1,534,788	$3,134,384	$1,969,762	$1,164,622

While the current economic environment is challenging, the Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at December 31, 2016, the largest component of the Company’s loan portfolio consisted of commercial real estate loans, residential 1-4 family loans, and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG primarily serves as a secondary mortgage banking operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

Asset Quality

Overview
The Company believes that its continued proactive efforts to effectively manage its loan portfolio have contributed to the improvement in asset quality. Efforts include identifying existing problem credits as well as generating new business relationships. Through early identification and diligent monitoring of specific problem credits where the uncertainty has been realized, or conversely, has been reduced or eliminated, the Company’s management has been able to quantify the credit risk in its loan portfolio, adjust collateral dependent credits to appropriate reserve levels, and further identify those credits that are not recoverable. The Company continues to refrain from originating or purchasing loans from foreign entities or loans classified by regulators as highly leveraged transactions. The Company’s loan portfolio generally does not include exposure to option adjustable rate mortgage products, high loan-to-value ratio mortgages, interest only mortgage loans, subprime mortgage loans or mortgage loans with initial teaser rates, which are all considered higher risk instruments.

During 2016, the Company experienced declines in nonperforming asset balances and past due loan levels as well as lower net charge-off levels. OREO balances declined from the prior year; the declines were mostly attributable to sales in foreclosed land and residential real estate and developed lots. The loan loss provision decreased from the prior year due to lower levels of net charge-offs and continued improvement in credit quality metrics, while the allowance for loan loss increased from the prior year due to loan growth.

Troubled Debt Restructurings
A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring accordingly and in accordance with the impaired loan policy.

Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may subsequently be eligible to be removed from TDR status in periods subsequent to the restructuring depending on the performance of the loan. The Company reviews previously restructured loans quarterly in order to determine whether any have performed, subsequent to the restructure, at a level that would allow for them to be removed from TDR status. The Company generally would consider a change in this classification if the borrower is no longer experiencing financial difficulties; the loan has performed under the restructured terms for a consecutive twelve month period, and is no longer considered to be impaired. All changes to TDR designations must be approved by the Bank's Special Asset Loan Committee.

The total recorded investment in TDRs as of December 31, 2016 was $15.4 million, an increase of $2.7 million, or 21.3%, from $12.7 million at December 31, 2015. Of the $15.4 million of TDRs at December 31, 2016, $14.0 million, or 90.7%, were considered performing while the remaining $1.4 million were considered nonperforming. Of the $12.7 million of TDRs at December 31, 2015, $10.8 million, or 84.9%, were considered performing while the remaining $1.9 million were considered nonperforming. The increase in the TDR balance from the prior year is attributable to $6.6 million in additions, partially offset by $1.3 million being removed from TDR status, $1.8 million in net payments, and $810,000 in charge-offs. Loans are removed from TDR status in accordance with the established policy described in Note 1 “Summary of Significant Accounting Policies” in Item 8 – Financial Statements and Supplementary Data, of this Form 10-K.

Nonperforming Assets
At December 31, 2016, NPAs totaled $20.1 million, a decrease of $7.2 million, or 26.4%, from December 31, 2015. In addition, NPAs as a percentage of total outstanding loans declined 16 basis points to 0.32% from 0.48% at the end of the prior year. All nonaccrual and past due metrics discussed below exclude PCI loans, which aggregated $59.3 million (net of fair value mark of $14.3 million) at December 31, 2016.

The following table shows a summary of asset quality balances and related ratios as of and for the years ended December 31, (dollars in thousands):

	2016	2015	2014	2013	2012
Nonaccrual loans, excluding PCI loans	$9,973	$11,936	$19,255	$15,035	$26,206
Foreclosed properties	7,430	11,994	23,058	34,116	32,834
Former bank premises	2,654	3,305	5,060	—	—
Total nonperforming assets	20,057	27,235	47,373	49,151	59,040
Loans past due 90 days and accruing interest	3,005	5,829	10,047	6,746	8,843
Total nonperforming assets and loans past due 90 days and accruing interest	$23,062	$33,064	$57,420	$55,897	$67,883
Performing restructurings	$13,967	$10,780	$22,829	$34,520	$51,468
PCI loans	59,292	73,737	105,788	3,622	4,565
Balances
Allowance for loan losses	$37,192	$34,047	$32,384	$30,135	$34,916
Average loans, net of deferred fees and costs	5,956,125	5,487,367	5,235,471	2,985,733	2,875,916
Loans, net of deferred fees and costs	6,307,060	5,671,462	5,345,996	3,039,368	2,966,847

Ratios
NPAs to total loans	0.32%	0.48%	0.89%	1.62%	1.99%
NPAs & loans 90 days past due to total loans	0.37%	0.58%	1.07%	1.84%	2.29%
NPAs to total loans & OREO	0.32%	0.48%	0.88%	1.60%	1.97%
NPAs & loans 90 days past due to total loans & OREO	0.37%	0.58%	1.07%	1.82%	2.26%
ALL to nonaccrual loans	372.93%	285.25%	168.18%	200.43%	133.24%
ALL to nonaccrual loans & loans 90 days past due	286.58%	191.65%	110.52%	138.35%	99.62%

Nonperforming assets at December 31, 2016 included $10.0 million in nonaccrual loans, a net decrease of $2.0 million, or 16.4%, from the prior year. The following table shows the activity in nonaccrual loans for the years ended December 31, (dollars in thousands):

	2016	2015	2014	2013	2012
Beginning Balance	$11,936	$19,255	$15,035	$26,206	$44,834
Net customer payments	(7,159)	(10,240)	(8,053)	(12,393)	(13,624)
Additions	13,171	12,517	20,961	16,725	10,265
Charge-offs	(4,418)	(7,064)	(2,732)	(8,743)	(8,510)
Loans returning to accruing status	(2,390)	(1,497)	(3,492)	(2,718)	(3,455)
Transfers to OREO	(1,167)	(1,035)	(2,464)	(4,042)	(3,304)
Ending Balance	$9,973	$11,936	$19,255	$15,035	$26,206
Nonaccrual loans to total loans	0.16%	0.21%	0.36%	0.49%	0.88%

The following table presents the composition of nonaccrual loans and the coverage ratio, which is the ALL expressed as a percentage of nonaccrual loans, at the years ended December 31, (dollars in thousands):

	2016	2015	2014	2013	2012
Construction and Land Development	$2,037	$2,113	$3,419	$4,156	$15,108
Commercial Real Estate - Owner Occupied	794	3,904	1,060	2,037	2,206
Commercial Real Estate - Non-owner Occupied	—	100	5,903	175	812
Commercial & Industrial	124	429	2,754	3,475	1,139
Residential 1-4 Family	5,279	3,563	5,144	4,488	4,560
Auto	169	192	—	—	—
HELOC	1,279	1,348	604	416	2,223
Consumer and All Other	291	287	371	288	158
Total	$9,973	$11,936	$19,255	$15,035	$26,206
Coverage Ratio	372.93%	285.25%	168.18%	200.43%	133.24%

Nonperforming assets at December 31, 2016 also included $10.1 million in OREO, a decrease of $5.2 million, or 34.1%, from the prior year. The following table shows the activity in OREO for the years ended December 31, (dollars in thousands):

	2016	2015	2014	2013	2012
Beginning Balance	$15,299	$28,118	$34,116	$32,834	$32,263
Additions	2,062	4,602	20,872	9,542	14,274
Capitalized Improvements	—	308	686	561	381
Valuation Adjustments	(1,017)	(6,002)	(7,646)	(791)	(301)
Proceeds from sales	(6,602)	(11,987)	(21,291)	(7,569)	(13,152)
Gains (losses) from sales	342	260	1,381	(461)	(631)
Ending Balance	$10,084	$15,299	$28,118	$34,116	$32,834

During 2016, the majority of sales of OREO were primarily related to land and residential real estate and developed lots.

The following table presents the composition of the OREO portfolio at the years ended December 31, (dollars in thousands):

	2016	2015	2014	2013	2012
Land	$3,328	$5,731	$8,726	$10,310	$8,657
Land Development	2,379	2,918	7,162	10,904	10,886
Residential Real Estate	1,549	2,601	5,736	7,379	7,939
Commercial Real Estate	174	744	1,434	5,523	5,352
Former Bank Premises (1)	2,654	3,305	5,060	—	—
Total	$10,084	$15,299	$28,118	$34,116	$32,834

(1) Includes closed branch property and land previously held for future branch sites.

Past Due Loans
At December 31, 2016, total accruing past due loans were $27.9 million, or 0.44% of total loans, a decrease from $42.9 million, or 0.76% of total loans, a year ago. At December 31, 2016, loans past due 90 days or more and accruing interest totaled $3.0 million, or 0.05% of total loans, compared to $5.8 million, or 0.10%, at December 31, 2015.

Net Charge-offs
For the year ended December 31, 2016, net charge-offs of loans were $5.5 million, or 0.09%, compared to $7.6 million, or 0.13%, for the prior year. The lower level of net charge-offs in 2016 is mainly due to continued improvement in credit quality metrics.

Provision
The provision for loan losses for the year ended December 31, 2016 was $8.7 million, a decrease of $596,000, or 6.4%, from the prior year. The decrease in provision for loan losses in the current year compared to the prior year was primarily driven by lower net charge-off levels and improving credit quality metrics. Additionally, a $425,000 provision was recognized during the current year for unfunded loan commitments compared to $300,000 in the prior year.

Allowance for Loan Losses
The ALL increased $3.1 million from December 31, 2015 to $37.2 million at December 31, 2016. The ALL as a percentage of the total loan portfolio, unadjusted for acquisition accounting, was 0.59% at December 31, 2016, compared to 0.60% at December 31, 2015. The ALL as a percentage of the total loan portfolio, adjusted for acquisition accounting (non-GAAP), was 0.86% at December 31, 2016, a decrease from 0.98% at December 31, 2015. The decrease in the ALL ratios was primarily attributable to improving credit quality metrics (as a percentage of total loans). In acquisition accounting, there is no carryover of previously established ALL, as acquired loans are recorded at fair value.

The current level of the ALL reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the ALL.

The following table summarizes activity in the ALL during the years ended December 31, (dollars in thousands):

	2016	2015	2014	2013	2012
Balance, beginning of year	$34,047	$32,384	$30,135	$34,916	$39,470
Loans charged-off:
Commercial	1,920	2,361	1,557	3,080	1,439
Real estate	4,125	7,158	5,855	8,596	14,127
Consumer	2,510	2,016	1,608	1,942	2,899
Total loans charged-off	8,555	11,535	9,020	13,618	18,465
Recoveries:
Commercial	483	958	316	746	207
Real estate	1,781	2,154	2,314	1,125	465
Consumer	761	815	839	910	1,039
Total recoveries	3,025	3,927	3,469	2,781	1,711
Net charge-offs	5,530	7,608	5,551	10,837	16,754
Provision for loan losses	8,675	9,271	7,800	6,056	12,200
Balance, end of year	$37,192	$34,047	$32,384	$30,135	$34,916
ALL to loans	0.59%	0.60%	0.61%	0.99%	1.18%
ALL to loans, adjusted for acquisition accounting (Non-GAAP)	0.86%	0.98%	1.08%	1.10%	1.35%
Net charge-offs to average loans	0.09%	0.14%	0.11%	0.36%	0.58%
Provision to average loans	0.15%	0.17%	0.15%	0.20%	0.42%

The following table shows the ALL by loan segment and the percentage of the loan portfolio that the related ALL covers as of December 31, (dollars in thousands):

	2016		2015		2014		2013
	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Commercial	$4,627	8.7%	$3,163	7.7%	$2,610	7.0%	$2,021	6.4%
Real estate	29,441	80.3%	27,537	82.8%	26,408	84.4%	24,584	83.1%
Consumer	3,124	11.0%	3,347	9.5%	3,366	8.6%	3,530	10.5%
Total	$37,192	100.0%	$34,047	100.0%	$32,384	100.0%	$30,135	100.0%

(1) The percent represents the loan balance divided by total loans.

Deposits

As of December 31, 2016, total deposits were $6.4 billion, an increase of $415.6 million, or 7.0%, compared to December 31, 2015. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.2 billion accounted for 23.9% of total interest-bearing deposits at December 31, 2016. The Company continues to experience a shift from time deposits into lower cost transaction accounts, specifically NOW and money market accounts, driven by the Company’s focus on acquiring low cost funding sources and customer preference for liquidity in response to current market conditions.

The following table presents the deposit balances by major category as of December 31:

	2016		2015
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Non-interest bearing	$1,393,625	21.8%	$1,372,937	23.0%
NOW accounts	1,765,956	27.7%	1,521,906	25.5%
Money market accounts	1,435,591	22.5%	1,312,612	22.0%
Savings accounts	591,742	9.3%	572,800	9.6%
Time deposits of $100,000 and over	530,275	8.3%	514,286	8.7%
Other time deposits	662,300	10.4%	669,395	11.2%
Total Deposits	$6,379,489	100.0%	$5,963,936	100.0%

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of December 31, 2016 and 2015, the Company did not have purchased certificates of deposits included in certificates of deposit on the Company’s Consolidated Balance Sheet. Maturities of time deposits as of December 31, 2016 were as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total
Maturities of time deposits of $100,000 and over	$54,024	$122,254	$353,997	$530,275
Maturities of other time deposits	92,451	195,155	374,694	662,300
Total time deposits	$146,475	$317,409	$728,691	$1,192,575

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

Beginning January 1, 2016, the capital conservation buffer requirement is being phased in at 0.625% of risk-weighted assets, and will increase by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The table summarizes the Company’s regulatory capital and related ratios for the periods ended December 31, (dollars in thousands):

	2016	2015	2014
Common equity Tier 1 capital	$699,728	$691,195	N/A
Tier 1 capital	790,228	781,695	$734,755
Tier 2 capital	185,917	34,346	35,830
Total risk-based capital	976,145	816,041	770,585
Risk-weighted assets	7,200,778	6,551,028	5,758,071

Capital ratios:
Common equity Tier 1 capital ratio	9.72%	10.55%	N/A
Tier 1 capital ratio	10.97%	11.93%	12.76%
Total capital ratio	13.56%	12.46%	13.38%
Leverage ratio (Tier 1 capital to average assets)	9.87%	10.68%	10.62%
Capital conservation buffer ratio (1)	4.97%	N/A	N/A
Common equity to total assets	11.88%	12.94%	13.28%
Tangible common equity to tangible assets	8.41%	9.20%	9.27%
(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company's actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company's capital conservation buffer ratio.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with a maturity date of December 15, 2026. The notes were sold at par, resulting in net proceeds, after discounts and offering expenses, of approximately $148.0 million. The subordinated notes are classified as Tier 2 capital for the Company.

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

The following table represents the Company’s other commitments with balance sheet or off-balance sheet risk as of December 31, (dollars in thousands):

	2016	2015
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$1,924,885	$1,557,350
Standby letters of credit	84,212	139,371
Total commitments with off-balance sheet risk	$2,009,097	$1,696,721
 (1) Includes unfunded overdraft protection.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2016 (dollars in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$340,000	$10,000	$40,000	$—	$290,000
Trust preferred capital notes (1)	93,301	—	—	—	93,301
Operating leases	33,036	6,418	11,234	8,304	7,080
Other short-term borrowings	517,500	517,500	—	—	—
Repurchase agreements	59,281	59,281	—	—	—
Total contractual obligations	$1,043,118	$593,199	$51,234	$8,304	$390,381
(1) Excludes related premium/discount amortization.

For more information pertaining to the previous table, reference Note 5 “Premises and Equipment” and Note 8 “Borrowings” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K.

MARKET RISK

Interest Sensitivity

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Company’s market risk is composed primarily of interest rate risk. The ALCO of the Company is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to this risk. The Company’s Board of Directors reviews and approves the guidelines established by the ALCO.

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

The Company uses its simulation model to estimate earnings in rate environments where rates are instantaneously shocked up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon after an immediate increase or “shock” in rates, of 100 bps up to 300 bps. The shock down 300 bps analysis is not as meaningful as interest rates across most of the yield curve are near historic lows and are not likely to decrease another 300 bps. The model, under all scenarios, does not drop the index below zero.

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances at the period ended December 31, 2016 and 2015 (dollars in thousands):

	Change In Net Interest Income December 31,
	2016		2015
	%	$	%	$
Change in Yield Curve:
+300 bps	11.73	34,485	6.53	17,813
+200 bps	7.98	23,459	4.51	12,304
+100 bps	4.10	12,058	2.11	5,745
Most likely rate scenario	—	—	—	—
-100 bps	(4.14)	(12,162)	(1.92)	(5,248)
-200 bps	(7.57)	(22,257)	(5.03)	(13,708)
-300 bps	(8.34)	(24,515)	(5.34)	(14,564)

Asset sensitivity indicates that in a rising interest rate environment the Company's net interest income would increase and in a decreasing interest rate environment the Company's net interest income would decrease. Liability sensitivity indicates that in a rising interest rate environment the Company's net interest income would decrease and in a decreasing interest rate environment the Company's net interest income would increase.

During 2016, the Company became more asset sensitive in a rising interest rate environment scenario when compared to the year ended December 31, 2015 in part due to the composition of the balance sheet and in part due to the market characteristics of certain deposit products. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In a decreasing interest rate environment scenario, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 300 bps interest rate environments, the Company does not believe the down 300 basis point scenarios is plausible given the current level of interest rates.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2016 and 2015 (dollars in thousands):

	Change In Economic Value of Equity December 31,
	2016		2015
	%	$	%	$
Change in Yield Curve:
+300 bps	2.43	35,121	(0.70)	(9,740)
+200 bps	2.13	30,752	0.28	3,875
+100 bps	1.43	20,715	0.71	9,942
Most likely rate scenario			—	—
-100 bps	(3.61)	(52,094)	(3.25)	(45,240)
-200 bps	(9.93)	(143,307)	(8.91)	(124,214)
-300 bps	(13.28)	(191,720)	(9.91)	(138,143)

During 2016, the Company has become more sensitive to market interest rate fluctuations when compared to December 31, 2015. The shock down 300 bps analysis is not as meaningful since interest rates across most of the yield curve are near historic lows and are not likely to decrease another 300 bps.  While management considers this scenario highly unlikely, the natural floor increases the Company’s sensitivity in rates down scenarios.

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

At December 31, 2016, the cash and cash equivalents, restricted stock, and securities classified as available for sale comprised 14.1% of total assets, compared to 14.3% at December 31, 2015. Asset liquidity is also provided by managing loan and securities maturities and cash flows.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The community bank segment maintains federal funds lines with several regional banks totaling $175.0 million at both December 31, 2016 and 2015. As of both December 31, 2016 and 2015, there were no borrowings outstanding on these federal funds lines. The Company had outstanding borrowings pursuant to securities sold under agreements to repurchase transactions with a maturity of one day of $59.3 million as of December 31, 2016 compared to $85.0 million as of December 31, 2015. In addition, the Company has an unsecured line of credit with a correspondent bank for up to $25.0 million. There were no borrowings outstanding under this line at December 31, 2016 or 2015. Lastly, the Company had a collateral dependent line of credit with the FHLB for up to $2.4 billion and $1.5 billion as of December 31, 2016 and 2015. Based on the underlying collateralized loans, the Company had $1.3 billion and $1.2 billion available as of December 31, 2016 and 2015, respectively. There was approximately $709.4 million outstanding under this line at December 31, 2016 compared to $504.9 million as of December 31, 2015.

The community bank segment may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Bank utilizes this funding source when rates are more favorable than other funding sources. As of both December 31, 2016 and 2015, there were no borrowed funds included in certificates of deposit on the Company’s Consolidated Balance Sheets.

At December 31, 2016, the cash, interest-bearing deposits in other banks, money market investments, federal funds sold, loans held for sale, and loans that mature within one year totaled $2.1 billion, or 27.5%, of total earning assets. As of December 31, 2016, approximately $1.9 billion, or 30.0% of total loans, are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments.

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

NON-GAAP MEASURES

In reporting the results of December 31, 2016, the Company has provided supplemental performance measures on a tax-equivalent, core, tangible, or operating basis. These measures are a supplement to GAAP used to prepare the Company's financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company's non-GAAP measures may not be comparable to non-GAAP measures of other companies.

Net interest income (FTE), which is used in computing net interest margin (FTE) and efficiency ratio (FTE), provides valuable additional insight into the net interest margin and the efficiency ratio by adjusting for differences in tax treatment of interest income sources.

Core net interest income (FTE), which is used in computing core net interest margin (FTE), provides valuable additional insight into the net interest margin by adjusting for differences in tax treatment of interest income sources as well as the net accretion of acquisition-related fair value marks.

The Company believes tangible common equity is an important indication of its ability to grow organically and through business combinations as well as its ability to pay dividends and to engage in various capital management strategies. Tangible common equity is used in the calculation of certain profitability, capital, and per share ratios. These ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Company believes will assist investors in assessing the capital of the Company and its ability to absorb potential losses.

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

The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, (dollars in thousands, except per share amounts):

	2016	2015	2014	2013	2012
Net Interest Income (FTE) & Core Net Interest Income (FTE)
Net Interest Income (GAAP)	$265,150	$251,834	$255,018	$151,626	$154,355
FTE adjustment	10,244	9,079	8,127	5,256	4,222
Net Interest Income FTE (non-GAAP)	$275,394	$260,913	$263,145	$156,882	$158,577
Less: Net accretion of acquisition fair value marks	5,676	6,622	10,050	1,598	3,662
Core Net Interest Income FTE (non-GAAP)	$269,718	$254,291	$253,095	$155,284	$154,915

Average earning assets	7,249,090	6,713,239	6,437,681	3,716,849	3,649,865

Net interest margin	3.66%	3.75%	3.96%	4.08%	4.23%
Net interest margin (FTE)	3.80%	3.89%	4.09%	4.22%	4.34%
Core net interest margin (FTE)	3.72%	3.79%	3.93%	4.18%	4.24%
Tangible Assets
Ending Assets	$8,426,793	$7,693,291	$7,358,643	$4,176,353	$4,095,692
Less: Ending goodwill	298,191	293,522	293,522	59,400	59,400
Less: Ending amortizable intangibles	20,602	23,310	31,755	11,980	15,811
Ending tangible assets (non-GAAP)	$8,108,000	$7,376,459	$7,033,366	$4,104,973	$4,020,481
Tangible Common Equity
Ending equity	$1,001,032	$995,367	$977,169	$437,810	$435,564
Less: Ending goodwill	298,191	293,522	293,522	59,400	59,400
Less: Ending amortizable intangibles	20,602	23,310	31,755	11,980	15,811
Ending tangible common equity (non-GAAP)	$682,239	$678,535	$651,892	$366,430	$360,353
Average equity	$994,785	$991,977	$983,727	$435,635	$435,475
Less: Average goodwill	296,087	293,522	296,870	59,400	59,400
Less: Average core deposit intangibles	22,044	27,384	36,625	13,805	18,390
Average tangible common equity (non-GAAP)	$676,654	$671,071	$650,232	$362,430	$357,685
Operating Earnings & Metrics
Net Income (GAAP)	$77,476	$67,079	$52,164	$34,366	$35,262
Plus: Merger and conversion related expense, after tax	—	—	13,724	2,042	—
Net operating earnings (non-GAAP)	$77,476	$67,079	$65,888	$36,408	$35,262
Operating earnings per share - Basic	$1.77	$1.49	$1.43	$1.45	$1.36
Operating earnings per share - Diluted	1.77	1.49	1.43	1.45	1.36
Operating return on average assets	0.96%	0.90%	0.91%	0.90%	0.89%
Operating return on average common stockholders' equity	7.79%	6.76%	6.70%	8.36%	8.10%
Operating return on average tangible common stockholders' equity	11.45%	10.00%	10.13%	10.05%	9.86%
Operating Efficiency Ratio FTE
Net Interest Income FTE (non-GAAP)	$275,394	$260,913	$263,145	$156,882	$158,577
Noninterest Income (GAAP)	70,907	65,007	61,287	38,728	41,068
Noninterest Expense (GAAP)	$222,703	$216,882	$238,216	$137,047	$133,390
Merger and conversion related expense	—	—	20,345	2,132	—
Noninterest Expense (Non-GAAP)	$222,703	$216,882	$217,871	$134,915	$133,390
Operating Efficiency Ratio FTE (non-GAAP)	64.31%	66.54%	67.15%	68.97%	66.81%

The ALL ratio, adjusted for acquisition accounting (non-GAAP), includes an adjustment for the fair value mark on acquired performing loans. The acquired performing loans are reported net of the related fair value mark in loans, net of deferred fees and costs, on the Company’s Consolidated Balance Sheets; therefore, the fair value mark is added back to the balance to represent the total loan portfolio. The adjusted ALL, including the fair value mark, represents the total reserve on the Company’s loan portfolio. The PCI loans, net of the respective fair value mark, are removed from the loans, net of deferred fees and costs, as these loans are not covered by the allowance established by the Company unless changes in expected cash flows indicate that one of the PCI loan pools is impaired, at which time an allowance for PCI loans will be established. GAAP requires the acquired ALL not be carried over in an acquisition or merger. The Company believes the presentation of the ALL ratio, adjusted for acquisition accounting, is useful to investors because the acquired loans were purchased at a market discount with no ALL carried over to the Company and the fair value mark on the purchased performing loans represents the allowance associated with those purchased loans. The Company believes that this measure is a better reflection of the reserves on the Company’s loan portfolio. The following table shows the ALL as a percentage of the total loan portfolio, adjusted for acquisition accounting, at December 31, (dollars in thousands):

	2016	2015	2014	2013	2012
ALL	$37,192	$34,047	$32,384	$30,135	$34,916
Remaining fair value mark on acquired performing loans	16,939	20,819	24,340	3,341	5,350
Adjusted ALL	$54,131	$54,866	$56,724	$33,476	$40,266
Loans, net of deferred fees and costs	$6,307,060	$5,671,462	$5,345,996	$3,039,368	$2,966,847
Remaining fair value mark on acquired performing loans	16,939	20,819	24,340	3,341	5,350
Less: PCI loans, net of fair value mark	59,292	73,737	105,788	3,622	4,565
Adjusted loans, net of deferred fees and costs	$6,264,707	$5,618,544	$5,264,548	$3,039,087	$2,967,632
ALL ratio	0.59%	0.60%	0.61%	0.99%	1.18%
ALL ratio, adjusted for acquisition accounting	0.86%	0.98%	1.08%	1.10%	1.35%

QUARTERLY RESULTS

The following table presents the Company’s quarterly performance, as previously filed, for the years ended December 31, 2016 and 2015 (dollars in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
For the Year 2016
Interest and dividend income	$70,749	$72,781	$74,433	$76,957
Interest expense	7,018	7,005	7,405	8,342
Net interest income	63,731	65,776	67,028	68,615
Provision for credit losses	2,604	2,300	2,472	1,723
Net interest income after provision for credit losses	61,127	63,476	64,556	66,892
Noninterest income	15,914	17,993	18,950	18,050
Noninterest expenses	54,272	55,251	56,913	56,267
Income before income taxes	22,769	26,218	26,593	28,675
Income tax expense	5,808	6,881	6,192	7,899
Net income	$16,961	$19,337	$20,401	$20,776
Earnings per share, basic	$0.38	$0.44	$0.47	$0.48
Earnings per share, diluted	$0.38	$0.44	$0.47	$0.48
Basic weighted average number of common shares outstanding	44,251,276	43,746,583	43,565,937	43,577,634
Diluted weighted average number of common shares outstanding	44,327,229	43,824,183	43,754,915	43,659,416
For the Year 2015
Interest and dividend income	$67,600	$69,854	$70,000	$69,317
Interest expense	5,631	6,038	6,556	6,712
Net interest income	61,969	63,816	63,444	62,605
Provision for credit losses	1,750	3,749	2,062	2,010
Net interest income after provision for credit losses	60,219	60,067	61,382	60,595
Noninterest income	15,054	16,212	16,725	17,016
Noninterest expenses	53,840	55,241	53,325	54,476
Income before income taxes	21,433	21,038	24,782	23,135
Income tax expense	5,732	5,690	6,566	5,321
Net income	$15,701	$15,348	$18,216	$17,814
Earnings per share, basic	$0.35	$0.34	$0.40	$0.40
Earnings per share, diluted	$0.35	$0.34	$0.40	$0.40
Basic weighted average number of common shares outstanding	45,105,969	45,128,698	45,087,409	44,899,629
Diluted weighted average number of common shares outstanding	45,187,516	45,209,814	45,171,610	44,988,577

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated herein by reference to the information in section "Market Risk" within Item 7. - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm on
Consolidated Financial Statements

The Board of Directors and Stockholders of Union Bankshares Corporation:

We have audited the accompanying consolidated balance sheets of Union Bankshares Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Bankshares Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Union Bankshares Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
February 28, 2017

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Union Bankshares Corporation

We have audited Union Bankshares Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Union Bankshares Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Union Bankshares Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Union Bankshares Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016 and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Richmond, Virginia
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Union Bankshares Corporation
Richmond, Virginia

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014, of Union Bankshares Corporation and subsidiaries (collectively, the financial statements). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Union Bankshares Corporation and subsidiaries and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
February 27, 2015

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015
(Dollars in thousands, except share data)
	2016	2015
ASSETS
Cash and cash equivalents:
Cash and due from banks	$120,758	$111,323
Interest-bearing deposits in other banks	58,030	29,670
Federal funds sold	449	1,667
Total cash and cash equivalents	179,237	142,660
Securities available for sale, at fair value	946,764	903,292
Securities held to maturity, at carrying value	201,526	205,374
Restricted stock, at cost	60,782	51,828
Loans held for sale, at fair value	36,487	36,030
Loans held for investment, net of deferred fees and costs	6,307,060	5,671,462
Less allowance for loan losses	37,192	34,047
Net loans held for investment	6,269,868	5,637,415
Premises and equipment, net	122,027	126,028
Other real estate owned, net of valuation allowance	10,084	15,299
Goodwill	298,191	293,522
Amortizable intangibles, net	20,602	23,310
Bank owned life insurance	179,318	173,687
Other assets	101,907	84,846
Total assets	$8,426,793	$7,693,291
LIABILITIES
Noninterest-bearing demand deposits	$1,393,625	$1,372,937
Interest-bearing deposits	4,985,864	4,590,999
Total deposits	6,379,489	5,963,936
Securities sold under agreements to repurchase	59,281	84,977
Other short-term borrowings	517,500	304,000
Long-term borrowings	413,308	291,198
Other liabilities	56,183	53,813
Total liabilities	7,425,761	6,697,924
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000; issued and outstanding, 43,609,317 shares and 44,785,674 shares, respectively.	57,506	59,159
Additional paid-in capital	605,397	631,822
Retained earnings	341,938	298,134
Accumulated other comprehensive income	(3,809)	6,252
Total stockholders' equity	1,001,032	995,367
Total liabilities and stockholders' equity	$8,426,793	$7,693,291

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(Dollars in thousands, except per share amounts)
	2016	2015	2014
Interest and dividend income:
Interest and fees on loans	$262,567	$247,587	$246,366
Interest on deposits in other banks	244	94	60
Interest and dividends on securities:
Taxable	18,319	15,606	15,226
Nontaxable	13,790	13,484	13,293
Total interest and dividend income	294,920	276,771	274,945
Interest expense:
Interest on deposits	17,731	15,553	11,034
Interest on short-term borrowings	2,894	944	566
Interest on long-term borrowings	9,145	8,440	8,327
Total interest expense	29,770	24,937	19,927
Net interest income	265,150	251,834	255,018
Provision for credit losses	9,100	9,571	7,800
Net interest income after provision for credit losses	256,050	242,263	247,218
Noninterest income:
Service charges on deposit accounts	19,496	18,904	17,721
Other service charges, commissions and fees	17,175	15,575	14,983
Fiduciary and asset management fees	10,199	9,141	9,036
Mortgage banking income, net	10,953	9,767	9,707
Gains on securities transactions, net	205	1,486	1,695
Other-than-temporary impairment losses	—	(300)	—
Bank owned life insurance income	5,513	4,593	4,648
Loan-related interest rate swap fees	4,254	412	293
Other operating income	3,112	5,429	3,204
Total noninterest income	70,907	65,007	61,287
Noninterest expenses:
Salaries and benefits	117,103	104,192	107,804
Occupancy expenses	19,528	20,053	20,136
Furniture and equipment expenses	10,475	11,674	11,872
Printing, postage, and supplies	4,692	5,124	4,924
Communications expense	3,850	4,634	4,902
Technology and data processing	15,368	13,667	12,465
Professional services	8,085	6,309	5,594
Marketing and advertising expense	7,784	7,215	6,406
FDIC assessment premiums and other insurance	5,406	5,376	6,125
Other taxes	5,456	6,227	5,784
Loan-related expenses	4,790	4,097	3,469
OREO and credit-related expenses	2,602	8,911	10,164
Amortization of intangible assets	7,210	8,445	9,795
Training and other personnel costs	3,435	3,675	2,893
Acquisition and conversion costs	—	—	20,345
Other expenses	6,919	7,283	5,538
Total noninterest expenses	222,703	216,882	238,216

Income before income taxes	104,254	90,388	70,289
Income tax expense	26,778	23,309	18,125
Net income	$77,476	$67,079	$52,164
Basic earnings per common share	$1.77	$1.49	$1.13
Diluted earnings per common share	$1.77	$1.49	$1.13
Dividends declared per common share	$0.77	$0.68	$0.58
Basic weighted average number of common shares outstanding	43,784,193	45,054,938	46,036,023
Diluted weighted average number of common shares outstanding	43,890,271	45,138,891	46,130,895
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(Dollars in thousands)
	2016	2015	2014
Net income	$77,476	$67,079	$52,164
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	270	(1,394)	(2,393)
Reclassification adjustment for losses (gains) included in net income (net of tax, $274, $335, and $318 for the years ended December 31, 2016, 2015, and 2014, respectively)	508	621	591
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $4,408, $1,960, and $9,202 for the years ended December 31, 2016, 2015, and 2014, respectively)	(8,186)	(3,640)	17,089
Reclassification adjustment for losses (gains) included in net income (net of tax, $72, $415, and $453 for the years ended December 31, 2016, 2015, and 2014, respectively)	(133)	(771)	(842)
HTM securities:
Accretion of unrealized gain for AFS securities transferred to HTM (net of tax, $568, $441, and $0 for the years ended December 31, 2016, 2015 and 2014, respectively)	(1,055)	(819)	—
Bank owned life insurance:
Unrealized holding losses arising during period	(1,728)	—	—
Reclassification adjustment for losses included in net income	263	—	—
Other comprehensive income (loss)	(10,061)	(6,003)	14,445
Comprehensive income	$67,415	$61,076	$66,609

See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(Dollars in thousands, except share amounts)
	Common Stock	Additional Paid-In Capital	Retained Earnings (1)	Accumulated Other Comprehensive Income (Loss)	Total
Balance - December 31, 2013	$33,020	170,770	236,210	(2,190)	$437,810
Net income - 2014			52,164		52,164
Other comprehensive income (net of taxes of $9,067)				14,445	14,445
Issuance of common stock in regard to acquisition (22,147,874 shares)	29,457	520,066			549,523
Dividends on common stock ($0.58 per share)			(25,494)		(25,494)
Stock purchased under stock repurchase plan (2,125,264 shares)	(2,826)	(49,773)			(52,599)
Issuance of common stock under Dividend Reinvestment Plan (52,252 shares)	69	1,135	(1,204)		—
Issuance of common stock under Equity Compensation Plans (75,282 shares)	100	1,130			1,230
Issuance of common stock for services rendered (30,057 shares)	39	674			713
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (47,954 shares)	(64)	(1,538)			(1,602)
Stock-based compensation expense		979			979
Balance - December 31, 2014	59,795	643,443	261,676	12,255	977,169
Net income - 2015			67,079		67,079
Other comprehensive income (net of taxes of $2,481)				(6,003)	(6,003)
Dividends on common stock ($0.68 per share)			(29,082)		(29,082)
Stock purchased under stock repurchase plan (668,522 shares)	(889)	(15,371)			(16,260)
Issuance of common stock under Dividend Reinvestment Plan (69,628 shares)	93	1,446	(1,539)		—
Issuance of common stock under Equity Compensation Plans (60,637 shares)	80	848			928
Issuance of common stock for services rendered (23,800 shares)	32	532			564
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (36,373 shares)	48	(464)			(416)
Stock-based compensation expense		1,388			1,388
Balance - December 31, 2015	59,159	631,822	298,134	6,252	995,367
Net income - 2016			77,476		77,476
Other comprehensive income (net of taxes of $4,774)				(10,061)	(10,061)
Issuance of common stock in regard to acquisition (17,232 shares)	23	430			453
Dividends on common stock ($0.77 per share)			(33,672)		(33,672)
Stock purchased under stock repurchase plan (1,411,131 shares)	(1,877)	(31,300)			(33,177)
Issuance of common stock under Equity Compensation Plans (88,409 shares)	118	1,311			1,429
Issuance of common stock for services rendered (19,132 shares)	25	508			533
Vesting of restricted stock, including tax effects, under Equity Compensation Plans (43,620 shares)	58	(644)			(586)
Stock-based compensation expense		3,270			3,270
Balance - December 31, 2016	$57,506	$605,397	$341,938	$(3,809)	$1,001,032
(1) Retained earnings as of December 31, 2013, and 2014 includes the cumulative impact of $429,000, and $856,000, respectively, resulting from the adoption of ASU No. 2014-01 “Investments - Equity Method and Joint Ventures (Topic 323): Accounting For Investments in Qualified Affordable Housing Projects.” See Note 1 “Summary of Significant Accounting Policies” for additional information.
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(Dollars in thousands)
	2016	2015	2014
Operating activities:
Net income	$77,476	$67,079	$52,164
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	10,215	10,776	10,742
Writedown of OREO	1,017	6,002	7,646
Other-than-temporary impairment recognized in earnings	—	300	—
Amortization, net	13,555	14,951	16,337
Amortization (accretion) related to acquisition, net	1,534	1,823	(255)
Provision for credit losses	9,100	9,571	7,800
Gains on securities transactions, net	(205)	(1,486)	(1,695)
Bank owned life insurance income	(5,513)	(4,593)	(4,648)
Deferred tax expense (benefit)	243	(1,212)	2,644
Decrease (increase) in loans held for sale, net	(457)	6,489	21,530
Gains on sales of other real estate owned, net	(342)	(260)	(1,381)
Losses on sales of premises, net	125	89	184
Gains on sale of loans held for investment	—	(470)	—
Stock-based compensation expenses	3,270	1,388	979
Issuance of common stock for services	533	564	713
Net decrease (increase) in other assets	(14,810)	2,692	9,896
Net increase (decrease) in other liabilities	(1,898)	(2,780)	4,564
Net cash and cash equivalents provided by operating activities	93,843	110,923	127,220
Investing activities:
Purchases of securities available for sale and restricted stock	(259,020)	(259,761)	(411,916)
Purchases of securities held to maturity	(2,390)	(9,830)	—
Proceeds from sales of securities available for sale and restricted stock	69,516	101,154	289,389
Proceeds from maturities, calls and paydowns of securities available for sale	115,670	142,644	143,656
Proceeds from maturities, calls and paydowns of securities held to maturity	2,686	3,680	—
Net increase in loans held for investment	(637,207)	(356,300)	(74,753)
Proceeds from sale of loans held for investment	—	27,351	—
Net increase in premises and equipment	(6,339)	(3,870)	(7,124)
Proceeds from sales of other real estate owned	5,837	10,309	17,808
Improvements to other real estate owned	—	(308)	(686)
Purchases of BOLI policies	—	(30,000)	—
Cash paid for equity-method investments	—	(355)	(60)
Cash paid in acquisition	(4,077)	—	—
Cash acquired in bank acquisitions	207	—	49,989
Net cash and cash equivalents provided by (used in) investing activities	(715,117)	(375,286)	6,303
Financing activities:
Net increase in noninterest-bearing deposits	20,688	173,559	95,664
Net increase (decrease) in interest-bearing deposits	394,865	153,450	(164,696)
Net increase in short-term borrowings	187,804	1,584	74,211
Proceeds from issuance of long-term debt	178,000	—	—
Repayments of long-term debt	(57,500)	(10,000)	—
Cash dividends paid - common stock	(33,672)	(29,082)	(25,494)
Repurchase of common stock	(33,177)	(16,260)	(52,599)
Issuance of common stock	1,429	928	1,230
Vesting of restricted stock, including tax effects	(586)	(416)	(1,602)
Net cash and cash equivalents provided by (used in) financing activities	657,851	273,763	(73,286)
Increase in cash and cash equivalents	36,577	9,400	60,237
Cash and cash equivalents at beginning of the period	142,660	133,260	73,023
Cash and cash equivalents at end of the period	$179,237	$142,660	$133,260

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(Dollars in thousands)
	2016	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$29,576	$27,526	$28,394
Income taxes	27,900	21,400	17,500

Supplemental schedule of noncash investing and financing activities
Transfer from securities available for sale to securities held to maturity	—	201,822	—
Transfers between loans and other real estate owned	1,297	700	2,141
Transfers from bank premises to other real estate owned	—	2,224	10,929
Issuance of common stock in exchange for net assets in acquisition	453	—	549,523

Transactions related to bank acquisition
Assets acquired	4,668	—	2,957,521
Liabilities assumed (1)	4,807	—	2,642,120

(1) 2016 includes contingent consideration related to ODCM acquisition.
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Effective April 25, 2014, the Company changed its name from “Union First Market Bankshares Corporation” to “Union Bankshares Corporation.” The name change was approved at the Company’s annual meeting of shareholders held April 22, 2014. Effective February 16, 2015, the Company changed its subsidiary bank’s name from “Union First Market Bank” to “Union Bank & Trust.”

The accounting policies and practices of Union Bankshares Corporation and subsidiaries conform to GAAP and follow general practices within the banking industry. Major policies and practices are described below.

Nature of Operations - Headquartered in Richmond, Virginia, the Company is the largest community banking organization headquartered in Virginia and operates in all major banking markets throughout the Commonwealth. The Company is the holding company for Union Bank & Trust, which provides banking, trust, and wealth management services and has a statewide presence of 114 bank branches and approximately 185 ATMs. Non-bank affiliates of the Company include: Union Mortgage Group, Inc., which provides a full line of mortgage products; Union Insurance Group, LLC, which provides various lines of insurance products; and Old Dominion Capital Management, Inc., which provides investment advisory services. Effective January 1, 2016, Union Investment Services, Inc., which provided securities, brokerage, and investment advisory services, was fully consolidated with the Bank.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, which is a financial holding company and a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Union Bank & Trust and of Union Insurance Group, LLC, Union Mortgage Group, Inc., and Old Dominion Capital Management, Inc. The Company’s Statutory Trusts I and II, wholly owned subsidiaries of the Company, were formed for the purpose of issuing redeemable trust preferred capital notes in connection with two of the Company’s acquisitions prior to 2006. ASC 860, Transfers and Servicing, precludes the Company from consolidating Statutory Trusts I and II. The subordinated debts payable to the trusts are reported as liabilities of the Company. All significant inter-company balances and transactions have been eliminated.

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

Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ALL, the valuation of goodwill and intangible assets, other real estate owned, deferred tax assets and liabilities, other-than-temporary impairment of securities, and the fair value of financial instruments.

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

Investment Securities - Securities classified as available for sale are those debt and equity securities that management intends to hold for an indefinite period of time, including securities used as part of the Company’s asset/liability strategy, and that may be sold in response to changes in interest rates, liquidity needs, or other factors. Securities available for sale are reported at fair value, with unrealized gains or losses, net of deferred taxes, included in accumulated other comprehensive income in stockholders’ equity.

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

Due to restrictions placed upon the Company’s common stock investments in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications. The FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the member’s total assets at December 31, 2016 and 2015. The Federal Reserve Bank requires the Company to maintain stock with a par value equal to 6% of its outstanding capital.

Loans Held for Sale - For loans originated prior to 2015, loans originated and intended for sale in the secondary market are sold, servicing released, and carried at the lower of cost or estimated fair value, which is determined in the aggregate based on sales commitments to permanent investors or on current market rates for loans of similar quality and type. During 2015, the Company transitioned from the lower of cost or estimated fair value method and elected the fair value option for loans held for sale. For further information regarding the fair value method and assumptions, refer to Note 13 “Fair Value Measurements.” In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The change in fair value of loans held for sale is recorded as a component of “Mortgage banking income, net” within the Company’s Consolidated Statements of Income.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for any charge-offs, the ALL, and any deferred fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Beginning January 1, 2016, the Company enhanced the loan segmentation to better align with how the Company manages credit risk and to better align with industry practice. Below is a summary of the new loan segmentation:

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

Also, included in this category are loans generally made to residential home builders to support their lot and home inventory needs. Repayment relies upon the successful performance of the underlying residential real estate project. This type of lending carries a higher level of risk as compared to other commercial lending. This class of lending reflects risks related to residential real estate market conditions, a functioning first and secondary market in which to sell residential properties, and the borrower’s ability to manage inventory and run projects. The Company manages this risk by lending to experienced builders and developers by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations with any particular customer or geographic region.

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

Residential 1-4 Family – loans generally made to both commercial and residential borrowers. Residential 1-4 family loan portfolios carry risks associated with the creditworthiness of the borrower or the tenant and changes in loan-to-value ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, experienced underwriting, requiring standards for appraisers, and not making subprime loans.

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

Commercial & Industrial – loans generally made to support the Company’s borrowers’ need for equipment/vehicle purchases and short-term or seasonal cash flow needs. Repayment relies upon the successful operation of the business. This type of lending carries a lower level of commercial credit risk as compared to other commercial lending. The Company manages this risk by using general underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry.

HELOC – the consumer HELOC portfolio carries risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures, such as limiting loan-to-value ratios at origination, using experienced underwriting, requiring standards for appraisers, and not making subprime loans.

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

Consumer and all other - portfolios carry risks associated with the creditworthiness of the borrower and changes in the economic environment. The Company manages these risks through policies and procedures such as experienced underwriting, maximum debt to income ratios, and minimum borrower credit scores. Also included in this category are loans that generally support small business lines of credit and agricultural lending, neither of which are a material source of business for the Company.
Nonaccruals, Past Dues, and Charge-offs
The policy for placing commercial loans on nonaccrual status is generally when the loan is 90 days delinquent unless the credit is well secured and in process of collection but, generally, not later than 180 days past due. Consumer loans are typically charged-off when management judges the loan to be uncollectible but generally no later than 120 days past due for non-real estate secured loans and 180 days for real estate secured loans. These loans are generally not placed on nonaccrual status prior to charge off. Commercial loans are typically written down to net realizable value when it is determined that the Company will be unable to collect the principal amount in full and the amount is a confirmed loss, but generally not later than 180 days past due. All classes of loans are considered past due or delinquent when a contractual payment has not been satisfied. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal and interest is considered doubtful and in accordance with regulatory requirements. The process for charge-offs of impaired collateral dependent loans is discussed in detail within the “Allowance for Loan Losses” section of this Note.
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
Allowance for Loan Losses
The provision for loan losses charged to operations is an amount sufficient to bring the ALL to an estimated balance that management considers adequate to absorb probable losses inherent in the portfolio. Loans are charged against the allowance when management believes the collectability of the principal is unlikely, while recoveries of amounts previously charged-off are credited to the ALL. Management’s determination of the adequacy of the ALL is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. Management believes that the ALL is adequate.
The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. The credit reviews consist of reviews by its Loan Review Group. Upon origination, each commercial loan is assigned a risk rating ranging from one to nine, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator. Consumer loans are generally not risk rated; the primary credit quality indicator for this loan segment is delinquency status. The Company has various committees that review and ensure that the ALL methodology is in accordance with GAAP and loss factors used appropriately reflect the risk characteristics of the loan portfolio.
The Company’s ALL consists of specific, general, and qualitative components.

Specific Reserve Component
The specific reserve component relates to impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Upon being identified as impaired, for loans not considered to be collateral dependent, an ALL is established when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. The impairment of collateral dependent loans is measured based on the fair value of the underlying collateral, less selling costs, compared to the carrying value of the loan. If the Company determines that the value of an impaired collateral dependent loan is less than the recorded investment in the loan, it either recognizes an impairment reserve as a specific component to be provided for in the ALL or charges off the deficiency if it is determined that such amount represents a confirmed loss. Typically, a loss is confirmed when the Company is moving towards foreclosure (or final disposition) of the underlying collateral, the collateral deficiency has not improved for two consecutive quarters, or when there is a payment default of 180 days, whichever occurs first.

The Company obtains independent appraisals from a pre-approved list of independent, third party appraisal firms located in the market in which the collateral is located. The Company’s approved appraiser list is continuously maintained to ensure the list only includes such appraisers that have the experience, reputation, character, and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. The Company’s internal Real Estate Valuation Group, which reports to the Risk and Compliance Group, performs either a technical or administrative review of all appraisals obtained. A technical review will ensure the overall quality of the appraisal, while an administrative review ensures that all of the required components of an appraisal are present. Generally, independent appraisals are updated every 12 to 24 months, or as necessary. The Company’s impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Adjustments to appraisals generally include discounts for continued market deterioration subsequent to the appraisal date. Any adjustments from the appraised value to carrying value are documented in the impairment analysis, which is reviewed and approved by senior credit administration officers and the Special Assets Loan Committee. External appraisals are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through other valuation sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.
General Reserve Component
The general reserve component covers non-impaired loans and is quantitatively derived from an estimate of credit losses adjusted for various environmental factors applicable to both commercial and consumer loan segments. The estimate of credit losses is a function of the net charge-off historical loss experience to the average loan balance of the portfolio averaged during a period that management has determined to be adequately reflective of the losses inherent in the loan portfolio. Effective December 31, 2016, the Company implemented a rolling 20-quarter look back period, which is re-evaluated on a periodic basis to ensure reasonableness of period being utilized. Previously, the Company had utilized a 12-quarter look back period. The change to the 20-quarter look back period is due to the protracted recovery in the economy and management's conclusion that a 20-quarter period better reflects a full economic cycle. This change did not have a material impact on the Company's ALL.
The qualitative environmental factors consist of portfolio, national/international, and local characteristics and are applied to both the commercial and consumer loan segments.
The following table shows the types of environmental factors management considers:

ENVIRONMENTAL FACTORS
Portfolio	National / International	Local
Experience and ability of lending team	Interest rates	Level of economic activity
Compare ratio consideration	Inflation	Unemployment
Pace of loan growth	Unemployment	Competition
Footprint and expansion	Gross domestic product	Military/government impact
Execution of loan risk rating process	General market risk and other concerns
Degree of oversight	Legislative and regulatory environment
Underwriting standards	International uncertainty
Delinquency levels in portfolio	Home Price Index
Charge-off levels in portfolio	Commercial Real Estate Price Index
Credit concentrations / nature and volume of the portfolio

Impaired Loans- A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The impairment loan policy is the same for all segments within the commercial loan segment.

For the consumer loan segment, large groups of smaller balance homogeneous loans are collectively evaluated for impairment. This evaluation subjects each of the Company’s homogenous pools to a historical loss factor derived from net charge-offs experienced over the preceding twenty quarters. The Company applies payments received on impaired loans to principal and interest based on the contractual terms until they are placed on nonaccrual status. All payments received are then applied to reduce the principal balance and recognition of interest income is terminated as previously discussed.

Acquired Loans – Acquired loans are recorded at their fair value at acquisition date without carryover of the acquiree’s previously established ALL, as credit discounts are included in the determination of fair value. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. During evaluation upon acquisition, acquired loans are also classified as either acquired impaired (or PCI) or acquired performing.

Acquired impaired loans reflect credit quality deterioration since origination, as it is probable at acquisition that the Company will not be able to collect all contractually required payments. These PCI loans are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. The PCI loans are segregated into pools based on loan type and credit risk. Loan type is determined based on collateral type, purpose, and lien position. Credit risk characteristics include risk rating groups, nonaccrual status, and past due status. For valuation purposes, these pools are further disaggregated by maturity, pricing characteristics, and re-payment structure. PCI loans are written down at acquisition to fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due because the Company expects to fully collect the new carrying values of such loans, which is the new cost basis arising from purchase accounting.

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

Periodically, management performs a recast of PCI loans based on updated future expected cash flows, which are updated through reassessment of default rates, loss severity, and prepayment speed assumptions. The excess of the cash flows expected to be collected over a pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows; these changes are disclosed in Note 4 “Loans and Allowance for Loan Losses.”
The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference, which represents the estimate of credit losses expected to occur and was considered in determining the fair value of loan at the acquisition date. Any subsequent increases in expected cash flows over those expected at the acquisition date in excess of fair value are adjusted through an increase in the accretable yield on a prospective basis; any decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses.
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
At acquisition, loans with active revolving privileges are excluded from the PCI accounting; however, PCI loans do occasionally draw additional funds from the Company. These advances will increase the recorded investment of the PCI loan and will be accounted for with the other PCI loans.
Acquired performing loans are accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. The difference between the fair value and unpaid principal balance of the loan at acquisition date (premium or discount) is amortized or accreted into interest income over the life of the loans. If the acquired performing loan has revolving privileges, it is accounted for using the straight line method; otherwise, the effective interest method is used.

Troubled Debt Restructurings - In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, extension of terms that are considered to be below market, conversion to interest only, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. Restructured loans for which there was no rate concession, and therefore made at a market rate of interest, may subsequently be eligible to be removed from TDR status in periods subsequent to the restructuring depending on the performance of the loan. The Company reviews previously restructured loans quarterly in order to determine whether any have performed, subsequent to the restructure, at a level that would allow for them to be removed from TDR status. The Company generally would consider a change in this classification if the borrower is no longer experiencing financial difficulties, the loan has performed under the restructured terms for a consecutive twelve month period, and is no longer considered to be impaired. All changes to TDR designations must be approved by the Bank's Special Asset Loan Committee.

Loans removed from TDR status are collectively evaluated for impairment; due to the significant improvement in the expected future cash flows, these loans are grouped based on their primary risk characteristics, which is included in the Company's general reserve. Impairment is measured based on historical loss experience taking into consideration environmental factors. The significant majority of these loans have been subject to new credit decisions due to the improvement in the expected future cash flows, the financial condition of the borrower, and other factors considered during the re-underwriting. The TDR activity during the year did not have a material impact on the Company’s ALL, financial condition, or results of operations.

Premises and Equipment - Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on the type of asset involved. The Company’s policy is to capitalize additions and improvements and to depreciate the cost thereof over their estimated useful lives ranging from 3 to 50 years. Leasehold improvements are amortized over the shorter of the life of the related lease or the estimated life of the related asset. Maintenance and repairs are expensed as they are incurred.

Goodwill and Intangible Assets - The Company has an aggregate goodwill balance of $298.2 million associated with previous merger transactions. Goodwill is associated with the both the commercial banking and mortgage segments.

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected April 30 as the date to perform the annual impairment test.

Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 4 to 14 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life included on the Company’s Consolidated Balance Sheets.

Long-lived assets, including purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented on the Company's Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less costs to sell, would no longer depreciated. Management concluded that no circumstances indicating an impairment of these assets existed as of the balance sheet date.

The Company performed its annual impairment testing on April 30, 2016 and determined that there was no impairment to its goodwill or intangible assets. Management performed a review through December 31, 2016 and concluded that no factors indicating impairment existed as of the balance sheet date.

Other Real Estate Owned - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis. When the carrying amount exceeds the acquisition date fair value less selling costs, the excess is charged off against the ALL. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell, any valuation adjustments occurring from post-acquisition reviews are charged to expense as incurred. Revenue and expenses from operations and changes in the valuation allowance are included in OREO and credit-related expenses, disclosed in a separate line item on the Company’s Consolidated Statements of Income.

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

Bank Owned Life Insurance - The Company has purchased life insurance on certain key employees and directors. These policies are recorded at their cash surrender value and are included in a separate line item on the Company’s Consolidated Balance Sheets. Income generated from policies is recorded as noninterest income. At December 31, 2016 and 2015, the Bank also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $5.9 million and $4.0 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.

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

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. The fair value of the rate lock commitments is reported as a component of “Other Assets” in the Company’s Consolidated Balance Sheets; the fair value of the Company’s best efforts forward delivery commitments is recorded as a component of “Other Liabilities” on the Company’s Consolidated Balance Sheets. Any impact to income is recorded in current period earnings as a component of “Mortgage banking income, net” on the Company’s Consolidated Statements of Income.

Affordable Housing Entities - The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For the years ended December 31, 2016 and December 31, 2015, the Company recognized amortization of $370,000 and $529,000, respectively, and tax credits of $882,000 and $854,000, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. The carrying value of the Company’s investments in these qualified affordable housing projects were $9.9 million for both the years ended December 31, 2016 and December 31, 2015. At December 31, 2016 and December 31, 2015, the Company's recorded liability totaled $7.1 million and $4.9 million, respectively, for the related unfunded commitments, which are expected to be paid from 2017 to 2019.

Loan Fees - Fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. Deferred fees and costs are recorded as an adjustment to loans outstanding using a method that approximates a constant yield.

Stock Compensation Plan - The Company has adopted ASC 718, Compensation – Stock Compensation, which requires the costs resulting from all stock-based payments to employees be recognized in the financial statements. For stock options, compensation cost is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value of stock options. No options were granted in 2016 or 2015. The market price of the Company’s common stock at the date of grant is used for nonvested stock awards.

The fair value of performance stock units (“PSUs”) granted in 2016 and 2015 is determined and fixed on the grant date based on the Company’s stock price, adjusted for the exclusion of dividend equivalents. The Monte Carlo simulation valuation model was used to determine the grant date fair value of PSUs granted in 2016 and 2015.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits on the Company's Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

 Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes on the Company’s Consolidated Statements of Income. The Company did not record any material interest or penalties for the periods ending December 31, 2016, 2015, or 2014 related to tax positions taken. As of December 31, 2016 and 2015, there were no accruals for uncertain tax positions. The Company and its wholly-owned subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.

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

Adoption of New Accounting Standards - In February 2015, the FASB issued revised guidance to simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. The guidance also removed the indefinite deferral of specialized guidance for certain investment funds. The Company adopted ASU No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis” during the first quarter of 2016. The adoption of ASU No. 2015-02 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The original guidance has been amended through subsequent accounting standard updates that resulted in technical corrections, improvements, and a one-year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are similarly excluded from the scope. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. The Company plans to adopt this guidance on the effective date, January 1, 2018. The Company is finalizing its assessment of the adoption of this ASU and the related subsequent technical corrections issued; however, based on the work performed, the Company does not anticipate that there will be a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires an entity to, among other things: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument-specific credit risk. The Company is currently assessing the impact ASU No. 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires lessees to put most leases on their balance sheets, but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates the real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Upon adoption, the Company will record a right of use asset and a lease payment obligation associated with arrangements previously accounted for as operating leases. The Company is currently assessing the impact ASU No. 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” This ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or a change in a critical term of the hedging relationship. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2016-05 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.” This ASU clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only the four-step decision sequence in ASC 815-15-25-42 (as amended by the ASU). The entity does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company has concluded the adoption of ASU No. 2016-06 will not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” This ASU simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively and early adoption is permitted. The Company has concluded the adoption of ASU No. 2016-07 will not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted; however, if the Company elects to early adopt, then all amendments must be adopted in the same period. The Company has concluded the adoption of ASU No. 2016-09 will not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU updates the existing guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and required consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective for fiscal years beginning after December 15, 2019. The Company is currently assessing the impact ASU No. 2016-13 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments (a consensus of Merging Issues Task Force)." This ASU attempts to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The purpose of this update is to reduce existing diversity in practice in eight areas addressed by the update. The amendment will be effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company has concluded the adoption of ASU No. 2016-15 will not have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This ASU modifies the accounting for intra-entity transfers of assets other than inventory. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company has concluded the adoption of ASU No. 2016-16 will not have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties that are under Common Control." This ASU revises the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments will be effective for the Company for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years. Early adoption is permitted. The Company has concluded the adoption of ASU No. 2016-17 will not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." This ASU clarifies how restricted cash is presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company has concluded the adoption of ASU No. 2016-18 will not have a material impact on its consolidated financial statements.

2. ACQUISITIONS

StellarOne
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

Acquisition-related expenses associated with the acquisition of StellarOne were $20.3 million for the year ended December 31, 2014.   Such costs included legal and accounting fees, lease and contract termination expenses, system conversion, operations integration, and employee severances, which were expensed as incurred. The Company did not have any acquisition-related expenses in 2015 and no material expenses in 2016.

A summary of acquisition-related expenses associated with the StellarOne acquisition included on the Consolidated Statements of Income is as follows (dollars in thousands):

For the year ended December 31,
2014
Salaries and employee benefits	$7,875
Professional services	3,736
Other costs of operations	8,734
Total	$20,345

ODCM
On May 31, 2016, the Bank completed its acquisition of ODCM, a Charlottesville, Virginia based registered investment advisor with nearly $300.0 million in assets under management at the time of the acquisition. The acquisition date fair value of consideration transferred totaled $9.1 million, which consisted of $4.1 million in cash, $453,000 in stock, and the remainder being subject to a three-year earn out provision and contingent on achieving certain performance metrics. The contingent consideration is carried at fair value and is reported as a component of “Other Liabilities” on the Consolidated Balance Sheet. The fair value of this liability will be assessed at each reporting period. In connection with the transaction, the Company recorded $4.7 million in goodwill and $4.5 million of amortizable assets, which primarily relate to the value of customer relationships. The Company is amortizing these intangibles assets over the period of expected benefit, which ranges from 5 to 10 years using a straight-line method. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. The fair values are subject to refinement for up to one year after the closing date of the acquisition. The Company did not incur any material expenses related to the acquisition of ODCM.

Fair Value Premiums and Discounts
The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments had the following impact on the Consolidated Statements of Income during the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	For the years ended December 31,
	2016	2015	2014
Loans (1)	$5,218	$4,355	$586
Core deposit intangible (2)	(6,930)	(8,445)	(9,795)
Borrowings (3)	458	424	550
Time deposits (4)	—	1,843	8,914
Other amortizable intangibles (2)	(280)	—	—
Net impact to income before taxes	$(1,534)	$(1,823)	$255
(1) Loan discount accretion is included in "Interest and fees on loans" in the "Interest and dividend income" section of the Company's Consolidated Statements of Income.
(2) Core deposit and other intangible premium amortization is included in "Amortization of intangible assets" in the "Noninterest expense" section of the Company's Consolidated Statements of Income.
(3) Borrowings premium accretion is included in "Interest on long-term borrowings" in the "Interest Expense" section of the Company's Consolidated Statements of Income.
(4) Certificate of deposit discount accretion is included in "Interest on deposits" in the "Interest expense" section of the Company's Consolidated Statements of Income.

3. SECURITIES

Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of December 31, 2016 and 2015 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2016
Obligations of states and political subdivisions	$274,007	$4,962	$(3,079)	$275,890
Corporate bonds	123,674	892	(2,786)	121,780
Mortgage-backed securities	536,031	4,626	(5,371)	535,286
Other securities	13,885	—	(77)	13,808
Total available for sale securities	$947,597	$10,480	$(11,313)	$946,764

December 31, 2015
Obligations of states and political subdivisions	$257,740	$10,479	$(140)	$268,079
Corporate bonds	77,628	55	(1,704)	75,979
Mortgage-backed securities	544,823	6,127	(2,779)	548,171
Other securities	11,085	—	(22)	11,063
Total available for sale securities	$891,276	$16,661	$(4,645)	$903,292

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Obligations of states and political subdivisions	$108,440	$(3,007)	$588	$(72)	$109,028	$(3,079)
Mortgage-backed securities	316,469	(4,979)	42,096	(392)	358,565	(5,371)
Corporate bonds and other securities	47,388	(1,537)	40,468	(1,326)	87,856	(2,863)
Total available for sale	$472,297	$(9,523)	$83,152	$(1,790)	$555,449	$(11,313)
December 31, 2015
Obligations of states and political subdivisions	$8,114	$(70)	$4,950	$(70)	$13,064	$(140)
Mortgage-backed securities	287,113	(2,442)	21,660	(337)	308,773	(2,779)
Corporate bonds and other securities	36,157	(751)	19,558	(975)	55,715	(1,726)
Total available for sale	$331,384	$(3,263)	$46,168	$(1,382)	$377,552	$(4,645)

As of December 31, 2016, there were $83.2 million, or 30 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.8 million and consisted of municipal obligations, mortgage-backed securities, and corporate bonds. As of December 31, 2015, there were $46.2 million, or 20 issues, of individual securities that had been in a continuous loss position for more than 12 months. Additionally, these securities had an unrealized loss of $1.4 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. The Company has determined that these securities are temporarily impaired at December 31, 2016 and 2015 for the reasons set out below:

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

The following table presents the amortized cost and estimated fair value of securities as of December 31, 2016 and 2015, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,403	$21,517	$8,380	$8,370
Due after one year through five years	108,198	109,778	65,326	66,996
Due after five years through ten years	300,552	301,888	296,864	301,920
Due after ten years	517,444	513,581	520,706	526,006
Total securities available for sale	$947,597	$946,764	$891,276	$903,292

The following table presents available for sale securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
	Estimated Fair Value	Estimated Fair Value
Public deposits	$210,546	$184,635
Repurchase agreements	108,208	126,120
Other purposes (1)	23,350	26,546
Total pledged securities	$342,104	$337,301

(1) The "Other purposes" category consists of borrowings, derivatives, and accounts held at the Bank.

Held to Maturity

During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The Company transferred these securities to held to maturity to reduce the impact of price volatility on capital and in consideration of changes to the regulatory environment. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer with a remaining balance of $5.2 million and $6.8 million as of December 31, 2016 and 2015, respectively.

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

The carrying value, gross unrealized gains and losses, and estimated fair values of securities held to maturity as of December 31, 2016 and 2015 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value (1)	Gains	(Losses)	Fair Value
December 31, 2016
Obligations of states and political subdivisions	$201,526	$1,617	$(828)	$202,315

December 31, 2015
Obligations of states and political subdivisions	$205,374	$5,748	$(1,685)	$209,437
(1) The carrying value includes $5.2 million and $6.8 million of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion, as of December 31, 2016 and 2015, respectively.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s held to maturity securities with unrealized losses that are not deemed to be other-than-temporarily impaired. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Obligations of states and political subdivisions	$92,841	$(747)	$648	$(81)	$93,489	$(828)

December 31, 2015
Obligations of states and political subdivisions	$7,056	$(1,685)	$—	$—	$7,056	$(1,685)

As of December 31, 2016, there was $648,000, or 1 issue, of an individual held to maturity security that had been in a continuous loss position for more than 12 months. This security had an unrealized loss of $81,000. The Company has determined that the securities in a loss position are temporarily impaired as of December 31, 2016 and 2015 for the reasons set out below:

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

The following table presents the amortized cost and estimated fair value of held to maturity securities as of December 31, 2016 and 2015, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016		December 31, 2015
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Due in one year or less	$4,403	$4,440	$1,488	$1,491
Due after one year through five years	28,383	28,763	4,294	4,348
Due after five years through ten years	51,730	51,522	44,736	45,501
Due after ten years	117,010	117,590	154,856	158,097
Total securities held to maturity	$201,526	$202,315	$205,374	$209,437
 (1) The carrying value includes $5.2 million and $6.8 million of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion, as of December 31, 2016 and 2015, respectively.

The following table presents the estimated fair value of held to maturity securities which were pledged to secure public deposits as permitted or required by law as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
	Estimated	Estimated
	Fair Value	Fair Value
Public deposits	$197,889	$207,140
Total pledged securities	$197,889	$207,140

Restricted Stock, at cost

Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and the FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At December 31, 2016 and 2015, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of its outstanding capital at both December 31, 2016 and 2015. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $23.8 million for both periods December 31, 2016 and 2015 and FHLB stock in the amount of $37.0 million and $28.0 million as of December 31, 2016 and 2015, respectively.

Other-Than-Temporary Impairment

During each quarter and at year end the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessments during the year ended December 31, 2016, and in accordance with the guidance, no OTTI was recognized.

During the year ended December 31, 2015, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000. During the first quarter of 2016, the municipal was sold. As a result, the Company recognized an additional loss on sale of the previously written down security.

During 2014, a trust preferred security with OTTI recorded in a prior period was called at a premium.  As a result, the Company recognized a gain on the call of the previously written down security of $400,000 related to the previous OTTI charge.

Realized Gains and Losses

The following table presents the gross realized gains and losses on the sale of securities available for sale and the proceeds from the sale of securities available for sale during the years ended December 31, 2016, 2015, and 2014 (dollars in thousands). The Company did not sell any investment securities that are held to maturity.

	2016	2015	2014
Realized gains (losses):
Gross realized gains	$302	$1,597	$1,757
Gross realized losses	(97)	(111)	(62)
Net realized gains	$205	$1,486	$1,695
Proceeds from sales of securities	$69,516	$101,154	$289,389

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Construction and Land Development	$751,131	$749,720
Commercial Real Estate - Owner Occupied	857,805	860,086
Commercial Real Estate - Non-Owner Occupied	1,564,295	1,270,480
Multifamily Real Estate	334,276	322,528
Commercial & Industrial	551,526	435,365
Residential 1-4 Family	1,029,547	978,469
Auto	262,071	234,061
HELOC	526,884	516,726
Consumer and all other	429,525	304,027
Total loans held for investment, net (1)	$6,307,060	$5,671,462

(1) Loans, as presented, are net of deferred fees and costs totaling $1.8 million and $3.0 million as of December 31, 2016 and 2015, respectively.

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

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2016 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$1,162	$232	$76	$2,922	$2,037	$744,702	$751,131
Commercial Real Estate - Owner Occupied	1,842	109	35	18,343	794	836,682	857,805
Commercial Real Estate - Non-Owner Occupied	2,369	—	—	17,303	—	1,544,623	1,564,295
Multifamily Real Estate	147	—	—	2,066	—	332,063	334,276
Commercial & Industrial	759	858	9	1,074	124	548,702	551,526
Residential 1-4 Family	7,038	534	2,048	16,200	5,279	998,448	1,029,547
Auto	2,570	317	111	—	169	258,904	262,071
HELOC	1,836	1,140	635	1,161	1,279	520,833	526,884
Consumer and all other	2,522	1,431	91	223	291	424,967	429,525
Total loans held for investment	$20,245	$4,621	$3,005	$59,292	$9,973	$6,209,924	$6,307,060

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2015 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$3,155	$380	$128	$5,986	$2,113	$737,958	$749,720
Commercial Real Estate - Owner Occupied	1,714	118	103	27,388	3,904	826,859	860,086
Commercial Real Estate - Non-Owner Occupied	771	—	723	13,519	100	1,255,367	1,270,480
Multifamily Real Estate	—	—	272	1,555	—	320,701	322,528
Commercial & Industrial	1,056	27	124	1,813	429	431,916	435,365
Residential 1-4 Family	15,023	6,774	3,638	21,159	3,563	928,312	978,469
Auto	2,312	233	60	—	192	231,264	234,061
HELOC	2,589	1,112	762	1,791	1,348	509,124	516,726
Consumer and all other	1,167	689	19	526	287	301,339	304,027
Total loans held for investment	$27,787	$9,333	$5,829	$73,737	$11,936	$5,542,840	$5,671,462

Nonaccrual loans totaled $10.0 million, $11.9 million, and $19.3 million at December 31, 2016, 2015 and 2014, respectively. Had these loans performed in accordance with their original terms, interest income of approximately $452,000, $487,000, and $795,000 would have been recorded in 2016, 2015, and 2014, respectively. All nonaccrual loans were included in the impaired loan disclosure in 2016 and 2015.

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2016 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$—	$84	$2,838	$2,922
Commercial Real Estate - Owner Occupied	271	519	17,553	18,343
Commercial Real Estate - Non-Owner Occupied	409	126	16,768	17,303
Multifamily Real Estate	—	—	2,066	2,066
Commercial & Industrial	44	56	974	1,074
Residential 1-4 Family	1,298	945	13,957	16,200
HELOC	175	121	865	1,161
Consumer and all other	—	—	223	223
Total	$2,197	$1,851	$55,244	$59,292

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2015 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$369	$241	$5,376	$5,986
Commercial Real Estate - Owner Occupied	1,139	1,412	24,837	27,388
Commercial Real Estate - Non-Owner Occupied	755	202	12,562	13,519
Multifamily Real Estate	—	—	1,555	1,555
Commercial & Industrial	209	21	1,583	1,813
Residential 1-4 Family	2,143	1,923	17,093	21,159
HELOC	410	458	923	1,791
Consumer and all other	—	—	526	526
Total	$5,025	$4,257	$64,455	$73,737

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans, by segment at December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a specific allowance
Construction and Land Development	$13,877	$14,353	$—	$33,250	$33,731	$—
Commercial Real Estate - Owner Occupied	5,886	6,042	—	7,781	8,983	—
Commercial Real Estate - Non-Owner Occupied	1,399	1,399	—	5,328	5,325	—
Multifamily Real Estate	—	—	—	3,828	3,828	—
Commercial & Industrial	648	890	—	711	951	—
Residential 1-4 Family	8,496	9,518	—	7,564	8,829	—
Auto	—	—	—	7	7	—
HELOC	1,017	1,094	—	1,786	2,028	—
Consumer and all other	230	427	—	211	211	—
Total impaired loans without a specific allowance	$31,553	$33,723	$—	$60,466	$63,893	$—
Loans with a specific allowance
Construction and Land Development	$1,395	$1,404	$107	$3,167	$3,218	$538
Commercial Real Estate - Owner Occupied	646	646	4	3,237	3,239	358
Commercial Real Estate - Non-Owner Occupied	2,809	2,809	474	907	907	75
Commercial & Industrial	857	880	14	1,952	1,949	441
Residential 1-4 Family	3,335	3,535	200	6,065	6,153	418
Auto	169	235	1	192	199	1
HELOC	323	433	15	769	925	76
Consumer and all other	62	298	1	363	512	95
Total impaired loans with a specific allowance	$9,596	$10,240	$816	$16,652	$17,102	$2,002
Total impaired loans	$41,149	$43,963	$816	$77,118	$80,995	$2,002

The following table shows the average recorded investment and interest income recognized for the Company’s impaired loans, excluding PCI loans, by segment for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	December 31, 2016		December 31, 2015		December 31, 2014
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	$15,346	$681	$36,441	$2,265	$56,183	$2,382
Commercial Real Estate - Owner Occupied	6,290	242	11,409	348	22,719	1,017
Commercial Real Estate - Non-Owner Occupied	4,188	134	6,201	250	29,136	1,292
Multifamily Real Estate	—	—	3,854	244	4,657	284
Commercial & Industrial	2,800	95	3,404	139	6,426	195
Residential 1-4 Family	12,716	291	14,468	410	18,244	571
Auto	244	5	235	6	7	—
HELOC	1,513	19	2,757	54	1,522	35
Consumer and all other	567	8	639	19	2,287	95
Total impaired loans	$43,664	$1,475	$79,408	$3,735	$141,181	$5,871

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the year ended December 31, 2016, the recorded investment in restructured loans prior to modifications was not materially impacted by the modification.

The following table provides a summary, by segment, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in nonaccrual status, which are considered to be nonperforming, as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Construction and Land Development	8	$3,793	$—	6	$3,349	$—
Commercial Real Estate - Owner Occupied	7	3,106	—	5	1,530	—
Commercial Real Estate - Non-Owner Occupied	2	2,390	—	2	2,390	—
Commercial & Industrial	3	533	—	5	261	—
Residential 1-4 Family	28	4,145	—	27	3,173	—
Consumer and all other	—	—	—	1	77	—
Total performing	48	$13,967	$—	46	$10,780	$—
Nonperforming
Construction and Land Development	2	$215	$—	2	$321	$—
Commercial Real Estate - Owner Occupied	2	156	—	1	137	—
Commercial & Industrial	1	116	—	1	2	—
Residential 1-4 Family	8	948	—	6	1,142	—
HELOC	—	—	—	1	319	—
Total nonperforming	13	$1,435	$—	11	$1,921	$—
Total performing and nonperforming	61	$15,402	$—	57	$12,701	$—
The Company considers a default of a restructured loan to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the years ended December 31, 2016 and 2015, the Company did not identify any material restructured loans that went into default that had been restructured in the twelve-month period prior to default.

The following table shows, by segment and modification type, TDRs that occurred during the years ended December 31, 2016 and 2015 (dollars in thousands):

	2016		2015
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Modified to interest only, at a market rate
Construction and Land Development	2	$325	—	$—
Commercial Real Estate - Owner Occupied	2	483	—	—
Commercial & Industrial	1	34	1	19
Residential 1-4 Family	1	158	1	21
Total interest only at market rate of interest	6	$1,000	2	$40

Term modification, at a market rate
Construction and Land Development	2	$1,444	—	$—
Commercial Real Estate - Owner Occupied	3	1,326	3	282
Commercial & Industrial	1	444	2	162
Residential 1-4 Family	6	980	11	936
Consumer and all other	—	—	1	77
Total loan term extended at a market rate	12	$4,194	17	$1,457

Term modification, below market rate
Construction and Land Development	—	$—	1	$400
Commercial Real Estate - Owner Occupied	—	—	1	866
Residential 1-4 Family	7	1,309	7	1,039
Total loan term extended at a below market rate	7	$1,309	9	$2,305

Interest rate modification, below market rate
Commercial & Industrial	1	$116	—	$—
Total interest only at below market rate of interest	1	$116	—	$—

Total	26	$6,619	28	$3,802

The following table shows the allowance for loan loss activity, balances for ALL, and loan balances based on impairment methodology by segment for the year ended and as of December 31, 2016. The table below includes the provision for loan losses. As discussed in Note 1 “Summary of Significant Accounting Policies,” the Company enhanced its loan segmentation for purposes of the allowance calculation as well as its disclosures. The impact of this enhancement is reflected in the provision amounts in the table below. In addition, a $425,000 provision was recognized during the year ended December 31, 2016 for unfunded loan commitments for which the reserves are recorded as a component of “Other Liabilities” on the Company’s Consolidated Balance Sheets. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$6,040	$505	$(958)	$4,468	$10,055
Commercial Real Estate - Owner Occupied	4,614	152	(809)	(156)	3,801
Commercial Real Estate - Non-Owner Occupied	6,929	80	(1)	(386)	6,622
Multifamily Real Estate	1,606	—	—	(370)	1,236
Commercial & Industrial	3,163	483	(1,920)	2,901	4,627
Residential 1-4 Family	5,414	585	(900)	1,300	6,399
Auto	1,703	327	(1,052)	(32)	946
HELOC	2,934	459	(1,457)	(608)	1,328
Consumer and all other	1,644	434	(1,458)	1,558	2,178
Total	$34,047	$3,025	$(8,555)	$8,675	$37,192

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$15,272	$107	$732,937	$9,948	$2,922	$—	$751,131	$10,055
Commercial Real Estate - Owner Occupied	6,532	4	832,930	3,797	18,343	—	857,805	3,801
Commercial Real Estate - Non-Owner Occupied	4,208	474	1,542,784	6,148	17,303	—	1,564,295	6,622
Multifamily Real Estate	—	—	332,210	1,236	2,066	—	334,276	1,236
Commercial & Industrial	1,505	14	548,947	4,613	1,074	—	551,526	4,627
Residential 1-4 Family	11,831	200	1,001,516	6,199	16,200	—	1,029,547	6,399
Auto	169	1	261,902	945	—	—	262,071	946
HELOC	1,340	15	524,383	1,313	1,161	—	526,884	1,328
Consumer and all other	292	1	429,010	2,177	223	—	429,525	2,178
Total loans held for investment, net	$41,149	$816	$6,206,619	$36,376	$59,292	$—	$6,307,060	$37,192

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by segment for the year ended and as of December 31, 2015. In addition, a $300,000 provision was recognized during the year ended December 31, 2015 for unfunded loan commitments. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$4,856	$720	$(650)	$1,114	$6,040
Commercial Real Estate - Owner Occupied	4,640	143	(481)	312	4,614
Commercial Real Estate - Non-Owner Occupied	7,256	239	(3,137)	2,571	6,929
Multifamily Real Estate	1,374	200	—	32	1,606
Commercial & Industrial	2,610	958	(2,361)	1,956	3,163
Residential 1-4 Family	5,607	554	(1,789)	1,042	5,414
Auto	1,297	290	(768)	884	1,703
HELOC	2,675	298	(1,100)	1,061	2,934
Consumer and all other	2,069	525	(1,249)	299	1,644
Total	$32,384	$3,927	$(11,535)	$9,271	$34,047

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$36,417	$538	$707,317	$5,502	$5,986	$—	$749,720	$6,040
Commercial Real Estate - Owner Occupied	11,018	358	821,680	4,256	27,388	—	860,086	4,614
Commercial Real Estate - Non-Owner Occupied	6,235	75	1,250,726	6,854	13,519	—	1,270,480	6,929
Multifamily Real Estate	3,828	—	317,145	1,606	1,555	—	322,528	1,606
Commercial & Industrial	2,663	441	430,889	2,722	1,813	—	435,365	3,163
Residential 1-4 Family	13,150	418	944,160	4,996	21,159	—	978,469	5,414
Auto	199	1	233,862	1,702	—	—	234,061	1,703
HELOC	2,478	76	512,457	2,858	1,791	—	516,726	2,934
Consumer and all other	574	95	302,927	1,549	526	—	304,027	1,644
Total loans held for investment, net	$76,562	$2,002	$5,521,163	$32,045	$73,737	$—	$5,671,462	$34,047

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by segment for the year ended and as of December 31, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$4,387	$150	$(1,095)	$1,414	$4,856
Commercial Real Estate - Owner Occupied	4,716	247	(643)	320	4,640
Commercial Real Estate - Non-Owner Occupied	5,285	41	(282)	2,212	7,256
Multifamily Real Estate	1,227	4	(3)	146	1,374
Commercial & Industrial	2,021	316	(1,557)	1,830	2,610
Residential 1-4 Family	6,272	1,753	(2,856)	438	5,607
Auto	1,414	325	(596)	154	1,297
HELOC	2,697	113	(976)	841	2,675
Consumer and all other	2,116	520	(1,012)	445	2,069
Total	$30,135	$3,469	$(9,020)	$7,800	$32,384

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$51,342	$266	$593,148	$4,590	$11,890	$—	$656,380	$4,856
Commercial Real Estate - Owner Occupied	21,673	355	816,360	4,285	31,167	—	869,200	4,640
Commercial Real Estate - Non-Owner Occupied	28,648	2,017	1,129,032	5,239	25,834	—	1,183,514	7,256
Multifamily Real Estate	4,608	—	289,764	1,374	2,994	—	297,366	1,374
Commercial & Industrial	5,813	570	364,843	2,040	3,440	—	374,096	2,610
Residential 1-4 Family	14,905	1,210	941,550	4,397	26,619	—	983,074	5,607
Auto	2	—	207,811	1,297	—	—	207,813	1,297
HELOC	1,325	12	520,016	2,663	2,000	—	523,341	2,675
Consumer and all other	2,097	101	247,271	1,968	1,844	—	251,212	2,069
Total loans held for investment, net	$130,413	$4,531	$5,109,795	$27,853	$105,788	$—	$5,345,996	$32,384

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

Pass is determined by the following criteria:
•Risk rated 0 loans have little or no risk and are generally General Obligation Municipal Credits with A or better debt ratings;
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

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of December 31, 2016 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$667,018	$69,311	$11,857	$23	$748,209
Commercial Real Estate - Owner Occupied	801,565	32,364	5,533	—	839,462
Commercial Real Estate - Non-Owner Occupied	1,505,153	37,631	4,208	—	1,546,992
Multifamily Real Estate	312,711	19,499	—	—	332,210
Commercial & Industrial	539,999	9,391	1,062	—	550,452
Residential 1-4 Family	986,973	18,518	4,813	3,043	1,013,347
Auto	258,188	3,648	135	100	262,071
HELOC	519,928	4,225	969	601	525,723
Consumer and all other	425,520	3,491	40	251	429,302
Total	$6,017,055	$198,078	$28,617	$4,018	$6,247,768

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

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of December 31, 2016 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,092	$1,432	$398	$—	$2,922
Commercial Real Estate - Owner Occupied	5,520	8,889	3,934	—	18,343
Commercial Real Estate - Non-Owner Occupied	10,927	4,638	1,738	—	17,303
Multifamily Real Estate	343	1,723	—	—	2,066
Commercial & Industrial	107	480	487	—	1,074
Residential 1-4 Family	8,557	4,455	2,672	516	16,200
HELOC	857	183	7	114	1,161
Consumer and all other	166	37	20	—	223
Total	$27,569	$21,837	$9,256	$630	$59,292

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the year ended December 31,
	2016	2015
Balance at beginning of period	$22,139	$28,956
Accretion	(5,611)	(6,084)
Reclass of nonaccretable difference due to improvement in expected cash flows	5,089	3,886
Other, net (1)	(1,878)	(4,619)
Balance at end of period	$19,739	$22,139

(1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the year.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, totaled $59.3 million at December 31, 2016 and $73.7 million at December 31, 2015. The outstanding balance of the Company’s PCI loan portfolio totaled $73.6 million at December 31, 2016 and $90.3 million at December 31, 2015. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $1.1 billion and $1.4 billion at December 31, 2016 and 2015, respectively; the remaining discount on these loans totaled $16.9 million and $20.8 million, respectively.

5. PREMISES AND EQUIPMENT

The Company’s premises and equipment as of December 31, 2016 and 2015 are as follows (dollars in thousands):

	2016	2015
Land	$29,708	$29,839
Land improvements and buildings	97,341	96,943
Leasehold improvements	8,760	8,313
Furniture and equipment	54,188	49,914
Construction in progress	8,827	9,030
Total	198,824	194,039
Less accumulated depreciation and amortization	76,797	68,011
Bank premises and equipment, net	$122,027	$126,028

Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $10.2 million, $10.8 million, and $10.7 million, respectively. Future minimum rental payments required under non-cancelable operating leases for premises that have initial or remaining terms in excess of one year as of December 31, 2016 are as follows for the years ending (dollars in thousands):

2017	$6,418
2018	6,037
2019	5,197
2020	4,345
2021	3,959
Thereafter	7,080
Total of future payments	$33,036

The leases contain options to extend for periods up to 20 years. Rental expense for the years ended December 31, 2016, 2015, and 2014 totaled $7.1 million, $7.8 million, and $8.1 million, respectively.

6. INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from previous and current acquisitions. The Company has determined that core deposit intangibles have finite lives and amortizes them over their estimated useful lives. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years , using an accelerated method. On January 1, 2014, the Company completed the acquisition of StellarOne and acquired intangible assets of $29.6 million and recorded $234.1 million of goodwill. On May 31, 2016, the Company completed the acquisition of ODCM and recorded goodwill of $4.7 million and other amortizable intangible assets of $4.5 million. The Company is amortizing these intangible assets over the period of expected benefit, which ranges from 5 to 10 years using a straight-line method.

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the second quarter of 2016 and determined that there was no impairment to its goodwill or intangible assets.

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2016
Amortizable core deposit intangibles	$68,367	$51,987	$16,380
Other amortizable intangibles	4,502	280	4,222
December 31, 2015
Amortizable core deposit intangibles	$76,185	$52,875	$23,310

Amortization expense of core deposit intangibles for the years ended December 31, 2016, 2015, and 2014 totaled $6.9 million, $8.4 million, and $9.8 million, respectively. Amortization expense of other intangibles at December 31, 2016 was $280,000. There was no amortization expense of other intangibles for the years ended December 31, 2015 and 2014. As of December 31, 2016, the estimated remaining amortization expense of intangibles is as follows (dollars in thousands):

2017	$6,070
2018	4,625
2019	3,573
2020	2,509
2021	1,481
Thereafter	2,344
Total estimated amortization expense	$20,602

7. DEPOSITS

The major types of interest-bearing deposits are as follows for the years ended December 31, (dollars in thousands):

	2016	2015
Interest-bearing deposits:
NOW accounts	$1,765,956	$1,521,906
Money market accounts	1,435,591	1,312,612
Savings accounts	591,742	572,800
Time deposits of $250,000 and over	189,647	183,520
Other time deposits	1,002,928	1,000,161
Total interest-bearing deposits	$4,985,864	$4,590,999

As of December 31, 2016, the scheduled maturities of time deposits are as follows for the years ended December 31, (dollars in thousands):

2017	$463,884
2018	381,063
2019	159,011
2020	141,145
2021	47,472
Total scheduled maturities of time deposits	$1,192,575

The amount of time deposits held in CDARS accounts was $1.0 million and $4.9 million as of December 31, 2016 and 2015, respectively. These deposits had a maturity of less than one year.

The Company classifies deposit overdrafts as loans held for investment within the "Consumer and all other" category. As of both December 31, 2016 and 2015, these deposits totaled $1.2 million.

8. BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Total short-term borrowings consist of the following as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Securities sold under agreements to repurchase	$59,281	$84,977
Other short-term borrowings	517,500	304,000
Total short-term borrowings	$576,781	$388,977
Maximum month-end outstanding balance	$678,262	$445,761
Average outstanding balance during the period	590,074	379,783
Average interest rate during the period	0.49%	0.25%
Average interest rate at end of period	0.60%	0.27%
Other short-term borrowings:
FHLB	$517,500	$304,000
Other lines of credit	—	—

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $175.0 million at both December 31, 2016 and 2015. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both December 31, 2016 and 2015. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $2.4 billion and $1.5 billion at December 31, 2016 and 2015, respectively.

Long-term Borrowings

In connection with two bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. In connection with the acquisition of StellarOne, the Company acquired trust preferred capital notes totaling $32.0 million with a remaining fair value discount of $6.7 million at December 31, 2016. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Trust Preferred Capital Securities(1)	Investment(1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	3.75%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	2.40%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	3.73%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	4.10%	6/26/2033
Total	$90,500,000	$2,801,000

(1) The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company's junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company's investment in the trusts is reported in "Other Assets" on the Consolidated Balance Sheets.

During 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with an initial fixed interest rate of 5.00% through December 15, 2021. The interest rate then changes to a floating rate of LIBOR plus 3.175% through its maturity date in December 2026. At December 31, 2016, the carrying value of the subordinated debt was $150.0 million, with a remaining discount of $2.0 million.

During 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings in the Company’s Consolidated Balance Sheets. In accordance with ASC 470-50, Modifications and Extinguishments, the Company will amortize this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings in the Company’s Consolidated Statements of Income. Amortization expense for the years ended December 31, 2016, 2015, and 2014 was $1.9 million, $1.8 million, and $1.8 million, respectively.

In connection with the StellarOne acquisition, the Company assumed $70.0 million in long-term borrowings with the FHLB of which there is $20.0 million remaining as of December 31, 2016 that had a remaining fair value premium of $559,000.

As of December 31, 2016, the Company had advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	1.44%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	1.45%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	1.45%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	1.45%	11/23/2022	10,000
Fixed Rate	—	3.62%	11/28/2017	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	0.99%	10/19/2018	30,000
				$190,000

As of December 31, 2015, the Company had advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	1.05%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	1.07%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	1.07%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	1.07%	11/23/2022	10,000
Fixed Rate	—	3.62%	11/28/2017	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	2.11%	10/5/2016	25,000
Fixed Rate Hybrid	—	0.91%	7/25/2016	15,000
				$200,000

The carrying value of the loans and securities pledged as collateral for FHLB advances totaled $2.0 billion and $1.9 billion as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Debt	FHLB Advances	Premium (Discount)	Prepayment Penalty	Total Long-term Borrowings
2017	$—	$—	$10,000	$(30)	$(1,922)	$8,048
2018	—	—	40,000	(343)	(1,970)	37,687
2019	—	—	—	(486)	(2,018)	(2,504)
2020	—	—	—	(501)	(2,074)	(2,575)
2021	—	—	—	(516)	(2,119)	(2,635)
Thereafter	93,301	150,000	140,000	(6,307)	(1,707)	375,287
Total Long-term borrowings	$93,301	$150,000	$190,000	$(8,183)	$(11,810)	$413,308

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

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk in excess of the amount recognized on the Company’s Consolidated Balance Sheets. The contractual amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

The following table presents the balances of commitments as of December 31, (dollars in thousands):

	2016	2015
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$1,924,885	$1,557,350
Standby letters of credit	84,212	139,371
Total commitments with off-balance sheet risk	$2,009,097	$1,696,721
(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended December 31, 2016 and 2015, the aggregate amount of daily average required reserves were approximately $54.5 million and $48.7 million, respectively.

As of December 31, 2016, the Company had approximately $50.3 million in deposits in other financial institutions, of which $18.9 million and $14.8 million serve as collateral for the cash flow hedges and loan swaps, respectively, as discussed in Note 10 “Derivatives.” The Company had approximately $15.2 million and $14.7 million in deposits in other financial institutions that were uninsured at December 31, 2016 and 2015, respectively. On an annual basis, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 10 “Derivatives” for additional information.

In the ordinary course of business, the Company records an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates; as of December 31, 2016 and 2015, the Company’s indemnification reserve for such mortgage loans was $379,000 and $450,000, respectively.

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

The terms and conditions of the interest rate swaps vary and amounts receivable or payable are recognized as accrued under the terms of the agreements. The Company assesses the effectiveness of each hedging relationship on a periodic basis using statistical regression analysis. The Company also measures the ineffectiveness of each hedging relationship using the change in variable cash flows method which compares the cumulative changes in cash flows of the hedging instrument relative to cumulative changes in the hedged item’s cash flows. In accordance with ASC 815, Derivatives and Hedging, the effective portions of the derivatives’ unrealized gains or losses are recorded as a component of other comprehensive income. Based on the Company’s assessment its cash flow hedges are highly effective, but to the extent that any ineffectiveness exists in the hedge relationships, the amounts would be recorded in interest income and interest expense on the Company’s Consolidated Statements of Income.

On June 13, 2016, the Company terminated three interest rate swaps designated as cash flow hedges prior to their respective maturity dates. The unrealized gain of $1.3 million within Accumulated Other Comprehensive Income will be reclassified into earnings over a 3 year period, the term of the hedged item, using the effective interest method. The estimated net amount of gains expected to be reclassified into earnings within the next twelve months is $382,000.

Fair Value Hedge
Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates. During the normal course of business, the Company enters into interest rate swaps to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. For the years ended December 31, 2016 and 2015, the aggregate notional amount of the related hedged items was $65.9 million and $61.2 million, respectively, and the fair value of the related hedged items was an unrealized loss of $890,000 and an unrealized gain of $689,000, respectively.

The Company applies hedge accounting in accordance with ASC 815, Derivatives and Hedging, and the fair value hedge and the underlying hedged item, attributable to the risk being hedged, are recorded at fair value with unrealized gains and losses being recorded in the Company’s Consolidated Statements of Income. Statistical regression analysis is used to assess hedge effectiveness, both at inception of the hedging relationship and on an ongoing basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in fair value of the asset being hedged due to changes in the hedged risk. The Company’s fair value hedges continue to be highly effective and had no material impact on the Consolidated Statements of Income, but if any ineffectiveness exists, portions of the unrealized gains or losses would be recorded in interest income and interest expense on the Company’s Consolidated Statements of Income.

Loan Swaps
During the normal course of business, the Company enters into interest rate swap loan relationships (“loan swaps”) with borrowers to meet their financing needs. Upon entering into the loan swaps, the Company enters into offsetting positions with a third party in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with fair values as reported in “Other Assets” and “Other Liabilities” on the Company’s Consolidated Balance Sheets.

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

The market values of rate lock commitments and best efforts forward delivery commitments is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  The fair value of the rate lock commitments is reported as a component of “Other Assets” on the Company’s Consolidated Balance Sheets; the fair value of the Company’s best efforts forward delivery commitments is recorded as a component of “Other Liabilities” on the Company’s Consolidated Balance Sheets. Any impact to income is recorded in current period earnings as a component of “Mortgage banking income, net” on the Company’s Consolidated Statements of Income.

The following table summarizes key elements of the Company’s derivative instruments as of December 31, 2016 and 2015, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	December 31, 2016				December 31, 2015
		Derivative (2)				Derivative (2)
	Notional or Contractual Amount (1)	Assets	Liabilities	Collateral Pledged (3)	Notional or Contractual Amount (1)	Assets	Liabilities	Collateral Pledged (3)
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$188,500	$211	$9,619	$21,938	$263,000	$946	$10,352	$14,449
Fair value hedges	65,920	1,437	296	—	61,150	—	888	—
Derivatives not designated as accounting hedges:
Loan Swaps
Pay fixed-receive floating interest rate swaps	373,355	—	1,005	—	138,969	3,758	—	—
Pay floating-receive fixed interest rate swaps	373,355	1,005	—	16,033	138,969	—	3,758	5,983
Other contracts:
Interest rate lock commitments	48,743	610	—	—	50,369	701	—	—
Best efforts forward delivery commitments	85,400	1,469	—	—	84,050	370	—	—

(1) Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
(2) Balances represent fair value of derivative financial instruments.
(3) Collateral pledged is comprised of both cash and securities.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the year ended December 31, 2016 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedges	Unrealized Gains (Losses) on BOLI	Total
Balance - December 31, 2015	$7,777	$4,432	$(5,957)	$—	$6,252
Other comprehensive income (loss)	(8,186)	—	270	(1,728)	(9,644)
Amounts reclassified from accumulated other comprehensive income	(133)	(1,055)	508	263	(417)
Net current period other comprehensive income (loss)	(8,319)	(1,055)	778	(1,465)	(10,061)
Balance - December 31, 2016	$(542)	$3,377	$(5,179)	$(1,465)	$(3,809)

The change in accumulated other comprehensive income (loss) for the year ended December 31, 2015 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedges	Total
Balance - December 31, 2014	$17,439	$—	$(5,184)	$12,255
Unrealized gain transferred from AFS to HTM	(5,251)	5,251	—	—
Other comprehensive income (loss)	(3,640)	—	(1,394)	(5,034)
Amounts reclassified from accumulated other comprehensive income	(771)	(819)	621	(969)
Net current period other comprehensive income (loss)	(4,411)	(819)	(773)	(6,003)
Balance - December 31, 2015	$7,777	$4,432	$(5,957)	$6,252

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

Reclassifications of unrealized gains (losses) on available for sale securities are reported on the Company’s Consolidated Statements of Income as “Gains on securities transactions, net” with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported gains of $205,000 and $1.5 million for the years ended December 31, 2016 and 2015, related to the sale of securities. Excluding the OTTI recovery of $400,000 in the second quarter of 2014, the Company reported gains of $1.3 million for the year ended December 31, 2014, related to the sale of securities. The tax effect of these transactions during the years ended December 31, 2016, 2015, and 2014 were $72,000, $415,000, and $453,000, respectively, which were included as a component of income tax expense. See Note 3 “Securities” for additional information.

During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer. Reclassifications of the unrealized gains on transferred securities are reported over time as accretion within interest income on the Company's Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company recorded accretion of $1.6 million and $1.3 million for the years ended December 31, 2016 and 2015, respectively. The tax effect of these transactions during the years ended December 31, 2016 and 2015 were $568,000 and $441,000, respectively, which were included as a component of income tax expense.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense in the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $782,000, $956,000, and $909,000 for the years ended December 31, 2016, 2015, and 2014, respectively. The tax effect of these transactions during the years ended December 31, 2016, 2015, and 2014 were $274,000, $335,000, and $318,000, respectively, which were included as a component of income tax expense.

Reclassifications of unrealized losses on BOLI are reported in salaries and benefits expense on the Company's Consolidated Statements of Income. The Company reported expenses of $263,000 for the year ended December 31, 2016.

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

As of December 31, 2016, the most recent notification from the Federal Reserve Bank categorized the Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank’s capital amounts and ratios are also presented in the following table at December 31, 2016 and 2015 (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes		Required in Order to Be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$699,728	9.72%	$324,035	4.50%	NA	NA
Union Bank & Trust	901,783	12.58%	322,531	4.50%	465,878	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	790,228	10.97%	432,047	6.00%	NA	NA
Union Bank & Trust	901,783	12.58%	430,042	6.00%	573,389	8.00%
Total capital to risk weighted assets:
Consolidated	976,145	13.56%	576,062	8.00%	NA	NA
Union Bank & Trust	939,700	13.11%	573,390	8.00%	716,737	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	790,228	9.87%	320,316	4.00%	NA	NA
Union Bank & Trust	901,783	11.31%	319,046	4.00%	398,807	5.00%
As of December 31, 2015
Common equity Tier 1 capital to risk weighted assets:
Consolidated	$691,195	10.55%	$294,823	4.50%	NA	NA
Union Bank & Trust	751,992	11.52%	293,747	4.50%	424,301	6.50%
Tier 1 capital to risk weighted assets:
Consolidated	781,695	11.93%	393,141	6.00%	NA	NA
Union Bank & Trust	751,992	11.52%	391,663	6.00%	522,217	8.00%
Total capital to risk weighted assets:
Consolidated	816,041	12.46%	523,943	8.00%	NA	NA
Union Bank & Trust	786,339	12.05%	522,051	8.00%	652,563	10.00%
Tier 1 capital to average adjusted assets:
Consolidated	781,695	10.68%	292,770	4.00%	NA	NA
Union Bank & Trust	751,992	10.31%	291,752	4.00%	364,691	5.00%

In July 2013, the FRB issued a final rule that makes technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The phase-in period for the final rules began on January 1, 2015, with full compliance with the final rules to be phased in by January 1, 2019. Refer to Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” section “Capital Resources” in this Form 10-K for additional information.

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

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale as well as best effort forward delivery commitments to mitigate interest rate risk; these instruments are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. However, this value is adjusted by a pull-through rate which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments while a decrease in the pull-through rate will result in a negative fair value adjustment. The Company’s weighted average pull-through rate was approximately 80% at both December 31, 2016 and December 31, 2015. As of December 31, 2016, the interest rate lock commitments are recorded as a component of “Other Assets” on the Company’s Consolidated Balance Sheets.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2016 and 2015.

The carrying value of restricted Federal Reserve Bank and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

Loans held for sale

Loans held for sale are carried at fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded within the mortgage segment and are reported on a separate line item on the Company’s Consolidated Statements of Income.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 (dollars in thousands):

	Fair Value Measurements at December 31, 2016 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$—	$275,890	$—	$275,890
Corporate and other bonds	—	121,780	—	121,780
Mortgage-backed securities	—	535,286	—	535,286
Other securities	—	13,808	—	13,808
Loans held for sale	—	36,487	—	36,487
Derivatives:
Interest rate swap	—	1,005	—	1,005
Cash flow hedges	—	211	—	211
Fair value hedge	—	1,437	—	1,437
Interest rate lock commitments	—	—	610	610
Best efforts forward delivery commitments	—	—	1,469	1,469
LIABILITIES
Derivatives:
Interest rate swap	$—	$1,005	$—	$1,005
Cash flow hedges	—	9,619	—	9,619
Fair value hedges	—	296	—	296

	Fair Value Measurements at December 31, 2015 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$—	$268,079	$—	$268,079
Corporate and other bonds	—	75,979	—	75,979
Mortgage-backed securities	—	548,171	—	548,171
Other securities	—	11,063	—	11,063
Loans held for sale	—	36,030	—	36,030
Derivatives:
Interest rate swap	—	3,758	—	3,758
Cash flow hedges	—	946	—	946
Interest rate lock commitments	—	—	701	701
Best efforts forward delivery commitments	—	—	370	370
LIABILITIES
Derivatives:
Interest rate swap	$—	$3,758	$—	$3,758
Cash flow hedges	—	10,352	—	10,352
Fair value hedges	—	888	—	888
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

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). For the years ended December 31, 2016 and 2015, the Level 3 weighted average discounts management applied to the appraised value of collateral related to impaired loans were 1.5% and 7.0%, respectively. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

Other real estate owned

OREO is evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Fair values of OREO are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. For the years ended December 31, 2016 and 2015, the Level 3 weighted averages related to OREO were approximately 25.1% and 32.0%, respectively.

Total valuation expenses related to OREO properties for the years ended December 31, 2016, 2015, 2014 were $1.0 million, $6.0 million, and $7.6 million, respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at December 31, 2016 and 2015 (dollars in thousands):

	Fair Value Measurements at December 31, 2016 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$4,344	$4,344
Other real estate owned	—	—	10,084	10,084

	Fair Value Measurements at December 31, 2015 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$2,214	$2,214
Other real estate owned	—	—	15,299	15,299
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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of December 31, 2016.

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

Bank owned life insurance

The carrying value of BOLI approximates fair value. The Company records these policies at their cash surrender value, which is estimated using information provided by insurance carriers.

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

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2016 and 2015 are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2016 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$179,237	$179,237	$—	$—	$179,237
Securities available for sale	946,764	—	946,764	—	946,764
Held to maturity securities	201,526	—	202,315	—	202,315
Restricted stock	60,782	—	60,782	—	60,782
Loans held for sale	36,487	—	36,487	—	36,487
Net loans	6,269,868	—	—	6,265,443	6,265,443
Derivatives:
Interest rate swap	1,005	—	1,005	—	1,005
Cash flow hedges	211	—	211	—	211
Fair value hedges	1,437	—	1,437	—	1,437
Interest rate lock commitments	610	—	—	610	610
Best efforts forward delivery commitments	1,469	—	—	1,469	1,469
Accrued interest receivable	23,448	—	23,448	—	23,448
Bank owned life insurance	179,318	—	179,318	—	179,318

LIABILITIES
Deposits	$6,379,489	$—	$6,370,457	$—	$6,370,457
Borrowings	990,089	—	970,195	—	970,195
Accrued interest payable	2,230	—	2,230	—	2,230
Derivatives:
Interest rate swap	1,005	—	1,005	—	1,005
Cash flow hedges	9,619	—	9,619	—	9,619
Fair value hedges	296	—	296	—	296

		Fair Value Measurements at December 31, 2015 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$142,660	$142,660	$—	$—	$142,660
Securities available for sale	903,292	—	903,292	—	903,292
Held to maturity securities	205,374	—	209,437	—	209,437
Restricted stock	51,828	—	51,828	—	51,828
Loans held for sale	36,030	—	36,030	—	36,030
Net loans	5,637,415	—	—	5,671,155	5,671,155
Derivatives:
Interest rate swap	3,758	—	3,758	—	3,758
Cash flow hedges	946	—	946	—	946
Interest rate lock commitments	701	—	—	701	701
Best efforts forward delivery commitments	370	—	—	370	370
Accrued interest receivable	20,760	—	20,760	—	20,760
Bank owned life insurance	173,687	—	173,687	—	173,687
LIABILITIES
Deposits	$5,963,936	$—	$5,957,484	$—	$5,957,484
Borrowings	680,175	—	659,364	—	659,364
Accrued interest payable	1,578	—	1,578	—	1,578
Derivatives:
Interest rate swap	3,758	—	3,758	—	3,758
Cash flow hedges	10,352	—	10,352	—	10,352
Fair value hedges	888	—	888	—	888

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

14. EMPLOYEE BENEFITS AND STOCK BASED COMPENSATION

The Company has a 401(k) Plan designed to qualify under Section 401 of the Internal Revenue Code of 1986 that allows employees to defer a portion of their salary compensation as savings for retirement. The 401(k) Plan provides for the Company to match employee contributions based on each employee’s elected contribution percentage. For each employee’s 1% through 3% dollar contributions, the Company will match 100% of such dollar contributions, and for each employee’s 4% through 5% dollar contributions, the Company will match 50% of such dollar contributions. All employees are eligible to participate in the 401(k) Plan after meeting minimum age and period of service requirements. The Bank also has an ESOP. All full and part-time employees of the Bank with 1,000 hours of service are eligible to participate in the ESOP. The Company makes discretionary profit sharing contributions into the 401(k) Plan, ESOP, and in cash. Company discretionary contributions to both the 401(k) Plan and the ESOP are allocated to participant accounts in proportion to each participant’s compensation and vest according to the respective plan's vesting schedule. Employee contributions to the ESOP are not allowed.

The following 401(k) match and other discretionary contributions were made to the Company’s employees, in accordance with the plans described above, in 2016, 2015, and 2014 (dollars in thousands):

	2016	2015	2014
401(k) Plan	$3,263	$3,120	$3,715
ESOP	1,425	1,146	3,440
Cash	1,496	1,146	983
Total	$6,184	$5,412	$8,138

The Company maintains certain deferred compensation arrangements with employees and certain current and former members of the Bank’s and StellarOne’s Boards of Directors. Under these deferred compensation plans the Company had an obligation of $10.4 million at December 31, 2016 and $9.1 million at December 31, 2015, respectively. The Company owns life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations.

The Company’s Board of Directors has historically approved an annual short-term cash incentive compensation plan (the Management Incentive Plan, or “MIP”) as a means of attracting, rewarding, and retaining the Company’s key executives. Each annual MIP, as it may be amended from time to time, is based on both corporate and individual performance measures established annually for each key executive. Performance under these two categories is assessed for each executive to determine the amount of incentive compensation paid each year. Salaries and benefits expense for incentive compensation under the MIP was $2.7 million, $1.2 million, and $898,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

On January 29, 2015, the Company’s Board of Directors adopted the Union Bankshares Corporation Stock and Incentive Plan (the “Amended and Restated SIP”), which amends and restates the former equity compensation plan (the “2011 Plan”). The Amended and Restated SIP became effective on April 21, 2015 upon shareholder approval. The Company may grant awards under the amended plan until April 20, 2025. The Amended and Restated SIP amends the 2011 Plan to, among other things, increase the maximum number of shares of the Company’s common stock issuable under the plan from 1,000,000 to 2,500,000 and add non-employee directors of the Company and certain subsidiaries, as well as regional advisory boards, as potential participants in the plan. The increase in shares in the Amended and Restated SIP includes shares that had been granted previously under the 2011 Plan. As of December 31, 2016, there were 1,666,637 shares available for future issuance in the Amended and Restated SIP.

The Amended and Restated SIP provides for the granting of stock-based awards to key employees and non-employee directors of the Company and its subsidiaries in the form of: (i) for key employees only, incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”); (ii) non-qualified stock options; (iii) restricted stock awards (“RSAs”), (iv) restricted stock units (“RSUs”), (v) stock awards; (vi) performance share units (“PSUs”); and performance cash awards. The Company issues new shares to satisfy stock-based awards. For option awards the option price cannot be less than the fair market value of the stock on the grant date. Stock option awards have a maximum term of ten years from the date of grant. No stock options have been granted since February 2012. RSAs and PSUs typically have vesting schedules over three to four year periods.

For the years ended December 31, 2016, 2015, and 2014, the Company recognized stock-based compensation expense (included in salaries and benefits expense) (dollars in thousands, except per share data) as follows:

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation expense	$3,270	$1,388	$979
Reduction of income tax expense	1,104	405	234
Per share compensation cost	$0.05	$0.02	$0.02

Stock Options

The following table summarizes the stock option activity during the year ended December 31, 2016:

	Stock Options (shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	298,743	$16.40
Granted	—	—
Exercised	(88,409)	16.10
Forfeited	—	—
Expired	(22,074)	30.12
Outstanding as of December 31, 2016	188,260	14.94	3.67	$3,915,988
Exercisable as of December 31, 2016	170,466	15.00	3.53	3,536,264

During the year ended December 31, 2016, there were 88,409 stock options exercised with a total intrinsic value (the amount by which the stock price exceeded the exercise price) and fair value of approximately $1.2 million and $2.6 million, respectively. Cash received from the exercise of stock options for the year ended December 31, 2016 was approximately $1.4 million, and the tax benefit realized from tax deductions associated with options exercised during the year was approximately $381,000.

The fair value of all stock options vested during 2016 was approximately $159,000 and the total intrinsic value of all stock options outstanding was $3.9 million as of December 31, 2016.

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

During the year ended December 31, 2014, there were 75,282 stock options exercised with a total intrinsic value (the amount by which the stock price exceeded the exercise price) and fair value of approximately $573,000 and $1.8 million, respectively. Cash received from the exercise of stock options for the year ended December 31, 2014 was approximately $1.2 million, and the tax benefit realized from tax deductions associated with options exercised during the year was $187,000.

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

The following table summarizes the restricted stock activity for the year ended December 31, 2016:

	Number of Shares of RSAs	Weighted Average Grant-Date Fair Value
Balance, December 31, 2015	305,056	$22.64
Granted	137,690	23.94
Net settle for taxes	(23,123)	26.30
Vested	(43,618)	19.39
Forfeited	(4,567)	23.05
Balance, December 31, 2016	371,438	23.70

Performance Stock

PSUs are granted to certain employees at no cost to the recipient and are subject to vesting based on achieving certain performance metrics; the grant of PSUs is subject to approval by the Company’s Compensation Committee at its sole discretion. PSUs may be paid in cash or shares of common stock or a combination thereof. Holders of PSUs have no right to vote the shares represented by the units. In 2016, the PSUs awarded were market based awards with the number of PSUs ultimately earned based on the Company’s total shareholder return (“TSR”) as measured over the performance period.

	Number of Shares of PSUs	Weighted Average Grant- Date Fair Value
Balance, December 31, 2015	95,742	$18.51
Granted	76,469	15.06
Vested	—	—
Forfeited	(29,808)	18.23
Balance, December 31, 2016	142,403	16.72

During 2016, PSUs were awarded with a market based component based on total shareholder return. The fair value of each PSU granted is estimated on the date of grant using the Monte Carlo simulation lattice model that uses the assumptions noted in the following table.

2016
Dividend yield(1)	3.36%
Expected life in years(2)	2.85
Expected volatility(3)	22.16%
Risk-free interest rate(4)	0.83%

(1) Calculated as the ratio of the current dividend paid per the stock price on the date of grant.
(2) Represents the remaining performance period as of the grant date
(3) Based on the historical volatility for the period commensurate with the expected life of the PSUs.
(4) Based upon the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the grant date.

The estimated unamortized compensation expense, net of estimated forfeitures, related to stock options, restricted stock, and performance stock issued and outstanding as of December 31, 2016 that will be recognized in future periods is as follows (dollars in thousands):

	Stock Options	Restricted Stock	Performance Stock	Total
2017	$13	$2,353	$604	$2,970
2018	—	1,919	395	2,314
2019	—	1,164	—	1,164
2020	—	100	—	100
Total	$13	$5,536	$999	$6,548

At December 31, 2016, there was $6.5 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Amended and Restated SIP. The cost is expected to be recognized through 2020.

15. INCOME TAXES

The Company files income tax returns in the U.S., the Commonwealth of Virginia, and other states. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2013.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Deferred tax assets:
Allowance for loan losses	$13,017	$11,916
Benefit plans	3,898	3,475
Acquisition accounting	11,297	13,888
Stock grants	1,371	1,679
Other real estate owned	3,156	4,589
Securities available for sale	291	105
Prime loan swap	3,147	2,724
Investments in pass through entities	835	1,366
Other	2,408	2,212
Total deferred tax assets	$39,420	$41,954
Deferred tax liabilities:
Acquisition accounting	$11,645	$13,282
Premises and equipment	4,843	4,588
Securities available for sale	1,818	6,861
Other	806	2,429
Total deferred tax liabilities	19,112	27,160
Net deferred tax asset	$20,308	$14,794

In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies. At December 31, 2016, management continued to believe that it is not likely that the Company would realize its deferred tax asset related to net operating losses generated at the state level and accordingly maintained a valuation allowance of $2.2 million compared to a valuation allowance of $1.7 million at December 31, 2015. The Bank is not subject to a state income tax in its primary place of business (Virginia). The Company’s other subsidiaries are subject to state income taxes and have generated losses for state income tax purposes for which the Company is currently not able to utilize. The primary driver in management’s estimate of the recoverability of the state net operating loss is related to the continued state losses of the consolidated group (excluding the Bank). The Company had state net operating loss carryovers of $57.7 million and $46.3 million for the years ended December 31, 2016 and 2015, respectively, which will begin to expire after 2026.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable ASC 740, Accounting for Uncertainty in Income Taxes, regulations.

The provision for income taxes charged to operations for the years ended December 31, 2016, 2015, and 2014 consists of the following (dollars in thousands):

	2016	2015	2014
Current tax expense	$26,535	$24,521	$15,481
Deferred tax expense (benefit)	243	(1,212)	2,644
Income tax expense	$26,778	$23,309	$18,125

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income for the years ended December 31, 2016, 2015, and 2014, due to the following (dollars in thousands):

	2016	2015	2014
Computed "expected" tax expense	$36,489	$31,636	$24,601
(Decrease) in taxes resulting from:
Tax-exempt interest income, net	(6,087)	(5,865)	(5,181)
Other, net	(3,624)	(2,462)	(1,295)
Income tax expense	$26,778	$23,309	$18,125

The effective tax rates were 25.7%, 25.8%, and 25.8% for years ended December 31, 2016, 2015, and 2014, respectively. Tax credits totaled approximately $2.0 million, $913,000, and $667,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

16. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

There were 178 anti-dilutive stock options for the year ended December 31, 2016, compared to 79,315 and 169,670 shares for the years ended December 31, 2015 and 2014, respectively, which were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the years ended December 31, 2016, 2015, and 2014 (in thousands except per share data):

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2016
Basic EPS	$77,476	43,784	$1.77
Effect of dilutive stock awards	—	106	—
Diluted EPS	$77,476	43,890	$1.77
For the Year Ended December 31, 2015
Basic EPS	$67,079	45,055	$1.49
Effect of dilutive stock awards	—	84	—
Diluted EPS	$67,079	45,139	$1.49
For the Year Ended December 31, 2014
Basic EPS	$52,164	46,036	$1.13
Effect of dilutive stock awards	—	95	—
Diluted EPS	$52,164	46,131	$1.13

17. SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank segment and a mortgage loan origination business segment. The community bank segment includes one subsidiary bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 114 retail locations in Virginia. The mortgage segment includes UMG, which provides a variety of mortgage loan products principally in Virginia, North Carolina, Maryland, and the Washington D.C. metro area. These loans are originated and primarily sold in the secondary market through purchase commitments from investors, which serves to mitigate the Company’s exposure to interest rate risk.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest. The interest rate on the warehouse line of credit was the three month LIBOR rate plus 0.15% with no floor for the years ended December 31, 2016 and December 31, 2015. During the year ended December 31, 2014, the interest rate on the warehouse line of credit was the three month LIBOR rate plus 1.5% with a floor of 2.0% through May 31, 2014; beginning June 1, 2014, the interest rate was the one month LIBOR rate plus 1.5% with no floor. These transactions are eliminated in the consolidation process.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements for years ended December 31, 2016, 2015, and 2014 is as follows (dollars in thousands):

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
SEGMENT FINANCIAL INFORMATION

	Community Bank	Mortgage	Eliminations	Consolidated
Year Ended December 31, 2016
Net interest income	$263,714	$1,436	$—	$265,150
Provision for credit losses	8,883	217	—	9,100
Net interest income after provision for credit losses	254,831	1,219	—	256,050
Noninterest income	59,505	12,008	(606)	70,907
Noninterest expenses	212,774	10,535	(606)	222,703
Income before income taxes	101,562	2,692	—	104,254
Income tax expense	25,846	932	—	26,778
Net income	$75,716	$1,760	$—	$77,476
Total assets	$8,419,625	$93,581	$(86,413)	$8,426,793

Year Ended December 31, 2015
Net interest income	$250,510	$1,324	$—	$251,834
Provision for credit losses	9,450	121	—	9,571
Net interest income after provision for credit losses	241,060	1,203	—	242,263
Noninterest income	55,645	10,044	(682)	65,007
Noninterest expenses	205,993	11,571	(682)	216,882
Income (loss) before income taxes	90,712	(324)	—	90,388
Income tax expense (benefit)	23,431	(122)	—	23,309
Net income (loss)	$67,281	$(202)	$—	$67,079
Total assets	$7,690,132	$57,900	$(54,741)	$7,693,291

Year Ended December 31, 2014
Net interest income	$253,956	$1,062	$—	$255,018
Provision for credit losses	7,800	—	—	7,800
Net interest income after provision for credit losses	246,156	1,062	—	247,218
Noninterest income	51,878	10,091	(682)	61,287
Noninterest expenses	222,311	16,587	(682)	238,216
Income (loss) before income taxes	75,723	(5,434)	—	70,289
Income tax expense (benefit)	20,061	(1,936)	—	18,125
Net income (loss)	$55,662	$(3,498)	$—	$52,164
Total assets	$7,354,058	$51,485	$(46,900)	$7,358,643

18. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may have loans issued to its executive officers, directors, and principal stockholders. Pursuant to its policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability.

19. PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by Union Bankshares Corporation (for this note only, the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2016, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Parent Company without prior regulatory approval totaled approximately $37.1 million, or 3.71%, of the consolidated net assets.

Financial information for the Parent Company is as follows:

PARENT COMPANY
CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2016 and 2015
(Dollars in thousands)

	2016	2015
ASSETS
Cash	$10,681	$10,386
Premises and equipment, net	11,470	11,875
Other assets	10,864	8,462
Investment in subsidiaries	1,213,484	1,067,611
Total assets	$1,246,499	$1,098,334
LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term borrowings	148,000	7,500
Trust preferred capital notes	86,559	86,312
Other liabilities	10,908	9,155
Total liabilities	245,467	102,967
Total stockholders' equity	1,001,032	995,367
Total liabilities and stockholders' equity	$1,246,499	$1,098,334

PARENT COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2016, 2015, and 2014
(Dollars in thousands)

	2016	2015	2014
Income:
Interest and dividend income	$23	$8	$5
Dividends received from subsidiaries	51,439	51,496	75,470
Equity in (distributed) undistributed net income from subsidiaries	31,984	20,800	(15,909)
Other operating income	1,314	1,228	1,393
Total income	84,760	73,532	60,959
Expenses:
Interest expense	5,656	4,697	4,581
Occupancy expenses	549	556	573
Furniture and equipment expenses	18	9	20
Other operating expenses	1,061	1,191	3,621
Total expenses	7,284	6,453	8,795
Net income	$77,476	$67,079	$52,164
Comprehensive income	$67,415	$61,076	$66,609

PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016, 2015, and 2014
(Dollars in thousands)

	2016	2015	2014
Operating activities:
Net income	$77,476	$67,079	$52,164
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in distributed (undistributed) net income of subsidiaries	(31,984)	(20,800)	15,909
Depreciation of premises and equipment	438	435	464
Acquisition accounting amortization, net	247	235	224
Issuance of common stock grants for services	533	564	713
Net (increase) decrease in other assets	(2,402)	902	2,964
Net (decrease) increase in other liabilities	5,533	6,124	(7,286)
Net cash and cash equivalents provided by operating activities	49,841	54,539	65,152
Investing activities:
Net decrease (increase) in premises and equipment	(33)	(35)	863
Payments for equity method investment	—	(355)	(60)
Payments for investments in and advances to subsidiaries	(125,000)	—	—
Repayment of investments in and advances to subsidiaries	540	—	—
Cash received in acquisitions	—	—	4,735
Net cash and cash equivalents provided by (used in) investing activities	(124,493)	(390)	5,538
Financing activities:
Advances (repayments) of short-term borrowings	—	(8,000)	8,000
Repayments of long-term borrowings	(7,500)	(625)	(625)
Proceeds from issuance of long-term borrowings	148,000	—	—
Cash dividends paid	(33,672)	(29,082)	(25,494)
Net Issuance (repurchase) of common stock	(31,881)	(15,748)	(52,971)
Net cash and cash equivalents provided by (used in) financing activities	74,947	(53,455)	(71,090)
Net increase (decrease) in cash and cash equivalents	295	694	(400)
Cash and cash equivalents at beginning of the period	10,386	9,692	10,092
Cash and cash equivalents at end of the period	$10,681	$10,386	$9,692
Supplemental schedule of noncash investing and financing activities
Issuance of common stock in exchange for net assets in acquisition	$—	$—	$549,523

Transactions related to bank acquisition
Assets acquired	—	—	2,957,521
Liabilities assumed	—	—	2,642,120

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective on December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, the independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young’s attestation report on the Company’s internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, the Company’s audit committee and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2017 Annual Meeting of Shareholders to be held May 2, 2017 (“Proxy Statement”), under the captions “Election of Six Class III Directors – Proposal 1,” “Election of One Class II Director – Proposal 2”, “Information About Directors Whose Terms Do Not Expire This Year” and “Corporate Governance, Board Leadership, and Board Diversity.” The executive officers of the Company, and their respective titles and principal occupations, are listed below:

Name (Age)	Title and Principal Occupation During at Least the Past Five Years

John C. Asbury (51)
Chief Executive Officer of the Company since January 2017 and President since October 2016; President and Chief Executive Officer of Union Bank & Trust since October 2016; President and Chief Executive Officer of First National Bank of Santa Fe from February 2015 until August 2016; prior to that, Senior Executive Vice President and Head of the Business Services Group at Regions Bank from May 2010 until July 2014; also served as a Senior Vice President at Bank of America in a variety of roles; received his B.S. degree in Business from Virginia Tech and his M.B.A. from The College of William & Mary.

G. William Beale (67)
Chief Executive Officer of the Company from February 2010 until January 2017 and President of the Company from October 2013 until January 2017; President and Chief Executive Officer of the Company from its inception in 1993 to February 2010; Chief Executive Officer of Union Bank & Trust, the Company’s wholly owned bank subsidiary, from February 2010 to October 2016 and President of Union Bank & Trust from January 2016 to October 2016; President and Chief Executive Officer of Union Bank and Trust Company, a predecessor of Union Bank & Trust, from 1991 to 2004.

Robert M. Gorman (58)
Executive Vice President and Chief Financial Officer of the Company since joining the Company in July 2012; Senior Vice President and Director of Corporate Support Services in 2011, and Senior Vice President and Strategic Financial Officer of SunTrust Banks, Inc., from 2002 to 2011; serves as a member of the Board of Directors of the Company's affiliate, Old Dominion Capital Management, Inc.

D. Anthony Peay (57)	Executive Vice President of the Company since 2003; Chief Banking Officer of Union Bank & Trust since April 2012; Chief Financial Officer of the Company from 1994 to June 2012.

Elizabeth M. Bentley (56)
Executive Vice President of the Company since 2007; Chief Retail Officer of Union Bank & Trust since 2007; Senior Vice President of Union Bank & Trust from 2005 to 2007; Vice President of Union Bank & Trust from 2002 to 2005; joined the Company in 1998 as an Assistant Vice President.

David G. Bilko (58)
Executive Vice President and Chief Risk Officer of the Company since joining the Company in January 2014; Chief Risk Officer of StellarOne Corporation from January 2012 to January 2014; Chief Audit Officer of StellarOne Corporation from June 2011 to January 2012; Corporate Operational Risk Officer of SunTrust Banks, Inc. from May 2010 to May 2011; Chief Audit Executive of SunTrust Banks, Inc. from November 2005 to April 2010; various positions with SunTrust Banks, Inc. since 1987; serves as a member of the Board of Directors of the Company's affiliate, Old Dominion Capital Management, Inc.

M. Dean Brown (52)
Executive Vice President and Chief Information Officer & Head of Bank Operations since joining the Company in February 2015; Chief Information and Back Office Operations Officer of Intersections Inc. from 2012 to 2014; Chief Information Officer of Advance America from 2009 to 2012; Senior Vice President and General Manager of Revolution Money from 2007 to 2008; Executive Vice President, Chief Information Officer and Chief Operating Officer from 2006 to 2007, and Executive Vice President and Chief Information Officer from 2005 to 2007, of Upromise LLC.

Name (Age)	Title and Principal Occupation During at Least the Past Five Years

Jeffrey W. Farrar (56)
Executive Vice President and Director of Wealth Management, Mortgage & Insurance of the Company since January 2014; Executive Vice President and Chief Financial Officer of StellarOne Corporation from January 2002 to January 2014; Executive Vice President and Chief Financial Officer of Virginia Commonwealth Financial Corporation and its predecessor, Second National Financial Corporation since 1996; serves as Chairman of the Boards of Directors of the Company’s affiliates, Union Mortgage Group, Inc. and Old Dominion Capital Management, Inc.

Loreen A. Lagatta (48)
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

ITEM 11. - EXECUTIVE COMPENSATION.

This information is incorporated by reference from the Proxy Statement under the captions “Corporate Governance, Board Leadership, and Board Diversity,” “Named Executive Officers,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Ownership of Company Common Stock,” “Executive Compensation,” and “Director Compensation.”

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

The following table summarizes information relating to the Company’s equity compensation plans, pursuant to which grants of options to acquire shares of common stock may be awarded from time to time, as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	188,260	$14.94	1,666,637

Total	188,260	$14.94	1,666,637

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

The following documents are filed as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8:
▪Reports of Independent Registered Public Accounting Firm;
▪Consolidated Balance Sheets - December 31, 2016 and 2015;
▪Consolidated Statements of Income - Years ended December 31, 2016, 2015, and 2014;
▪Consolidated Statements of Comprehensive Income Years ended December 31, 2016, 2015, and 2014;
▪Consolidated Statements of Changes in Stockholder's Equity - Years ended December 31, 2016, 2015, and 2014;
▪Consolidated Statements of Cash Flows - Years ended December 31, 2016, 2015, and 2014; and
▪Notes to Consolidated Financial Statements.

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

3.01	Articles of Incorporation of Union Bankshares Corporation, as amended April 25, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 29, 2014)

3.02	Bylaws of Union Bankshares Corporation, as amended January 21, 2017.

4.01
Subordinated Indenture, dated as of December 5, 2016, between Union Bankshares Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 5, 2016)

4.02
First Supplemental Indenture, dated as of December 5, 2016, between Union Bankshares Corporation and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on December 5, 2016)

4.03
Form of 5.00% Fixed-to-Floating Rate Subordinated Note due 2016 (included as Exhibit A in Exhibit 4.2 filed with, and incorporated herein by reference, to the Company’s Current Report on Form 8-K filed December 5, 2016)

Certain instruments relating to trust preferred securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.01
Amended and Restated Management Continuity Agreement between Union Bankshares Corporation and G. William Beale, dated November 21, 2000 (incorporated by reference to Exhibit 10.01 to Annual Report on Form 10-K filed on March 16, 2009)

10.02
Amended and Restated Employment Agreement by and between Union Bankshares Corporation and G. William Beale, dated May 1, 2006 (incorporated by reference to Exhibit 10.02 to Annual Report on Form 10-K filed on March 16, 2009)

10.03
Amended and Restated Management Continuity Agreement between Union Bankshares Corporation and D. Anthony Peay, dated November 21, 2000 (incorporated by reference to Exhibit 10.03 to Annual Report on Form 10-K filed on March 16, 2009)

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

10.07
Amended and Restated Employment Agreement by and between Union Bankshares Corporation and D. Anthony Peay, dated December 31, 2008 (incorporated by reference to Exhibit 10.09 to Annual Report on Form 10-K filed on March 16, 2009)

10.08
Amended and Restated Employment Agreement by and between Union First Market Bankshares Corporation and Elizabeth M. Bentley, dated October 24, 2011 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 25, 2011)

10.09
Management Continuity Agreement by and between Union First Market Bankshares Corporation and Elizabeth M. Bentley, dated October 24, 2011 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on October 25, 2011)

10.10
Amended and Restated Management Continuity Agreement between Union First Market Bankshares Corporation and Robert M. Gorman, dated July 17, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 11, 2012)

10.11
Employment Agreement by and between Union First Market Bankshares and Robert M. Gorman, dated July 17, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2012)

10.12	Management Continuity Agreement of M. Dean Brown (incorporated by Reference to Exhibit 10.12 to Annual Report on Form 10-K filed February 25, 2016)

10.13	Union Bankshares Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 99.0 to Form S-8 Registration Statement filed on March 3, 2004; SEC file no. 333-113839)

10.14
Union Bankshares Corporation Stock and Incentive Plan (as amended and restated effective April 21, 2015) (incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement filed April 23, 2015; SEC file no. 333-203580)

10.15
1995 Supplemental Compensation Agreement between Union Bank and Trust Company and G. William Beale, as amended, dated October 20, 2014 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on February 27, 2015)

10.16
1995 Supplemental Compensation Agreement between Union Bank and Trust Company and Daniel I. Hansen, as amended, dated July 18, 1995 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on February 27, 2015)

10.17	Supplemental Compensation Agreement between Union Bank & Trust and Ronald L. Hicks (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on February 27, 2015)

10.18
Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of Union Bankshares Corporation, as restated effective January 1, 2008 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K filed on February 27, 2015)

10.19
Restated Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Directors of Union Bankshares Corporation, as restated effective January 1, 2008 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed on February 27, 2015)

10.20
Registration Rights Agreement, dated February 1, 2010, by and among Union Bankshares Corporation and the shareholders of First Market Bank, FSB (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 5, 2010)

10.21
Stock Purchase Agreement, dated as of March 7, 2013, by and between Union Bankshares Corporation and Markel Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 8, 2013)

10.22
Form of Time-Based Restricted Stock Agreement under Union Bankshares Corporation Stock and Incentive Plan (incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K filed on April 27, 2015)

10.23	Form of Performance Share Unit Agreement under Union Bankshares Corporation Stock and Incentive Plan (incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K filed on April 27, 2015)

10.24	Union Bankshares Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 16, 2015)

10.25
Employment Agreement by and between Union Bankshares Corporation and John C. Asbury, dated August 23, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 24, 2016).

10.26
Management Continuity Agreement by and between Union Bankshares Corporation and John C. Asbury, dated August 23, 2016 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K on August 24, 2016).

10.27
Transition Agreement by and between Union Bankshares Corporation and G. William Beale, dated August 23, 2016 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 24, 2016).

10.28
Change of Control Waiver between Union Bankshares Corporation and David G. Bilko, dated August 14, 2013 and Change of Control Agreement between StellarOne Corporation and David G. Bilko, dated June 23, 2011

10.29	Schedule of Union Bankshares Corporation Non-Employee Directors' Annual Compensation

10.30	Management Incentive Plan

11.01	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 16 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K)

12.01	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends

21.01	Subsidiaries of Union Bankshares Corporation

23.01	Consent of Ernst & Young LLP

23.02	Consent of Yount, Hyde & Barbour, P.C.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.00
Interactive data filed pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) the Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015, and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014 and (vi) the Notes to the Consolidated Financial Statements.

ITEM 16. - FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Union Bankshares Corporation

By:	/s/ John C. Asbury	Date: February 28, 2017
John C. Asbury
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2017.

Signature	Title

/s/ L. Bradford Armstrong	Director
L. Bradford Armstrong

/s/ John C. Asbury	President and Chief Executive Officer (principal executive officer)
John C. Asbury

/s/ G. William Beale	Executive Vice Chairman of the Board of Directors
G. William Beale

/s/ Glen C. Combs	Director
Glen C. Combs

/s/ Beverley E. Dalton	Director
Beverley E. Dalton

/s/ Gregory L. Fisher	Director
Gregory L. Fisher

/s/ Robert M. Gorman	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
Robert M. Gorman

/s/ Daniel I. Hansen	Director
Daniel I. Hansen

/s/ Jan S. Hoover	Director
Jan S. Hoover

/s/ Patrick J. McCann	Director
Patrick J. McCann

/s/ W. Tayloe Murphy, Jr.	Director
W. Tayloe Murphy, Jr.

/s/ Alan W. Myers	Director
Alan W. Myers

Signature	Title

/s/ Thomas P. Rohman	Director
Thomas P. Rohman

/s/ Linda V. Schreiner	Director
Linda V. Schreiner

/s/ Raymond L. Slaughter	Director
Raymond L. Slaughter

/s/ Raymond D. Smoot, Jr.	Chairman of the Board of Directors
Raymond D. Smoot, Jr.

/s/ Charles W. Steger	Director
Charles W. Steger

/s/ Ronald L. Tillett	Vice Chairman of the Board of Directors
Ronald L. Tillett

/s/ Keith L. Wampler	Director
Keith L. Wampler