Form 10-Q
period 2017-03-31
Union Bankshares Corp
filed 2017-05-09
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock outstanding as of May 3, 2017 was 43,677,935.

UNION BANKSHARES CORPORATION
FORM 10-Q

Glossary of Acronyms and Defined Terms

AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union Bank & Trust
bps	–	Basis points
the Company	–	Union Bankshares Corporation
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
Exchange Act	–	Securities Exchange Act of 1934
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
U.S. GAAP or GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
HTM	–	Held to maturity
LIBOR	–	London Interbank Offered Rate
NPA	–	Nonperforming assets
ODCM	–	Old Dominion Capital Management, Inc.
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCI	–	Purchased credit impaired
ROA	–	Return on average assets
ROE	–	Return on average common equity
ROTCE	–	Return on average tangible common equity
StellarOne	–	StellarOne Corporation
TDR	–	Troubled debt restructuring
UMG	–	Union Mortgage Group, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$120,216	$120,758
Interest-bearing deposits in other banks	62,656	58,030
Federal funds sold	947	449
Total cash and cash equivalents	183,819	179,237
Securities available for sale, at fair value	953,058	946,764
Securities held to maturity, at carrying value	203,478	201,526
Restricted stock, at cost	65,402	60,782
Loans held for sale, at fair value	19,976	36,487
Loans held for investment, net of deferred fees and costs	6,554,046	6,307,060
Less allowance for loan losses	38,414	37,192
Net loans held for investment	6,515,632	6,269,868
Premises and equipment, net	122,512	122,027
Other real estate owned, net of valuation allowance	9,605	10,084
Goodwill	298,191	298,191
Amortizable intangibles, net	18,965	20,602
Bank owned life insurance	178,774	179,318
Other assets	100,508	101,907
Total assets	$8,669,920	$8,426,793
LIABILITIES
Noninterest-bearing demand deposits	$1,490,799	$1,393,625
Interest-bearing deposits	5,123,396	4,985,864
Total deposits	6,614,195	6,379,489
Securities sold under agreements to repurchase	44,587	59,281
Other short-term borrowings	522,500	517,500
Long-term borrowings	413,779	413,308
Other liabilities	59,228	56,183
Total liabilities	7,654,289	7,425,761
Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000; issued and outstanding, 43,679,947 shares and 43,609,317 shares, respectively.	57,629	57,506
Additional paid-in capital	606,078	605,397
Retained earnings	352,335	341,938
Accumulated other comprehensive income	(411)	(3,809)
Total stockholders' equity	1,015,631	1,001,032
Total liabilities and stockholders' equity	$8,669,920	$8,426,793
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31, 2017	March 31, 2016
Interest and dividend income:
Interest and fees on loans	$68,084	$62,947
Interest on deposits in other banks	71	47
Interest and dividends on securities:
Taxable	4,923	4,316
Nontaxable	3,562	3,439
Total interest and dividend income	76,640	70,749

Interest expense:
Interest on deposits	5,077	4,195
Interest on short-term borrowings	950	623
Interest on long-term borrowings	4,046	2,200
Total interest expense	10,073	7,018

Net interest income	66,567	63,731
Provision for credit losses	2,122	2,604
Net interest income after provision for credit losses	64,445	61,127

Noninterest income:
Service charges on deposit accounts	4,829	4,734
Other service charges and fees	4,408	4,156
Fiduciary and asset management fees	2,794	2,138
Mortgage banking income, net	2,025	2,146
Gains on securities transactions, net	481	143
Bank owned life insurance income	2,125	1,372
Loan-related interest rate swap fees	1,180	662
Other operating income	997	563
Total noninterest income	18,839	15,914

Noninterest expenses:
Salaries and benefits	32,168	28,048
Occupancy expenses	4,903	4,976
Furniture and equipment expenses	2,603	2,636
Printing, postage, and supplies	1,150	1,139
Communications expense	910	1,089
Technology and data processing	3,900	3,814
Professional services	1,658	1,989
Marketing and advertising expense	1,740	1,938
FDIC assessment premiums and other insurance	706	1,362
Other taxes	2,022	1,618
Loan-related expenses	1,329	878
OREO and credit-related expenses	541	569
Amortization of intangible assets	1,637	1,880
Training and other personnel costs	969	744
Other expenses	1,159	1,592
Total noninterest expenses	57,395	54,272

Income before income taxes	25,889	22,769
Income tax expense	6,765	5,808
Net income	$19,124	$16,961
Basic earnings per common share	$0.44	$0.38
Diluted earnings per common share	$0.44	$0.38
Dividends declared per common share	$0.20	$0.19
Basic weighted average number of common shares outstanding	43,654,498	44,251,276
Diluted weighted average number of common shares outstanding	43,725,923	44,327,229
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$19,124	$16,961
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(31)	(2,681)
Reclassification adjustment for losses (gains) included in net income (net of tax, $97 and $76 for the three months ended March 31, 2017 and 2016, respectively)	180	141
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $1,958 and $1,633 for the three months ended March 31, 2017 and 2016, respectively)	3,637	3,032
Reclassification adjustment for losses (gains) included in net income (net of tax, $168 and $50 for the three months ended March 31, 2017 and 2016, respectively)	(313)	(93)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $99 and $157 for the three months ended March 31, 2017 and 2016, respectively)	(184)	(292)
Bank owned life insurance:
Reclassification adjustment for losses included in net income	109	—
Other comprehensive income (loss)	3,398	107
Comprehensive income	$22,522	$17,068
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Dollars in thousands, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2015	$59,159	$631,822	$298,134	$6,252	$995,367
Net income - 2016			16,961		16,961
Other comprehensive income (net of taxes of $1,502)				107	107
Dividends on common stock ($0.19 per share)			(8,410)		(8,410)
Stock purchased under stock repurchase plan (1,040,612 shares)	(1,384)	(22,344)			(23,728)
Issuance of common stock under Equity Compensation Plans (21,804 shares)	29	288			317
Issuance of common stock for services rendered (4,400 shares)	6	94			100
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (30,299 shares)	40	(417)			(377)
Stock-based compensation expense		641			641
Balance - March 31, 2016	$57,850	$610,084	$306,685	$6,359	$980,978

Balance - December 31, 2016	$57,506	$605,397	$341,938	$(3,809)	$1,001,032
Net income - 2017			19,124		19,124
Other comprehensive income (net of taxes of $1,788)				3,398	3,398
Dividends on common stock ($0.20 per share)			(8,727)		(8,727)
Issuance of common stock under Equity Compensation Plans (29,008 shares)	39	489			528
Issuance of common stock for services rendered (4,856 shares)	6	170			176
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (58,679 shares)	78	(1,126)			(1,048)
Stock-based compensation expense		1,148			1,148
Balance - March 31, 2017	$57,629	$606,078	$352,335	$(411)	$1,015,631
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Dollars in thousands)

	2017	2016
Operating activities:
Net income	$19,124	$16,961
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	2,645	2,511
Writedown of OREO	238	126
Amortization, net	3,396	3,421
Amortization related to acquisition, net	144	734
Provision for credit losses	2,122	2,604
Gains on securities transactions, net	(481)	(143)
Bank owned life insurance income	(2,125)	(1,372)
Decrease (increase) in loans held for sale, net	16,511	10,921
Gains on sales of other real estate owned, net	(36)	(7)
Losses on sales of premises, net	26	45
Stock-based compensation expenses	1,148	641
Issuance of common stock for services	176	100
Net decrease (increase) in other assets	2,241	(14,594)
Net increase in other liabilities	5,347	994
Net cash and cash equivalents provided by (used in) operating activities	50,476	22,942
Investing activities:
Purchases of securities available for sale and restricted stock	(53,782)	(83,735)
Purchases of securities held to maturity	(4,878)	—
Proceeds from sales of securities available for sale and restricted stock	21,306	14,532
Proceeds from maturities, calls and paydowns of securities available for sale	26,167	29,151
Proceeds from maturities, calls and paydowns of securities held to maturity	1,001	—
Net increase in loans held for investment	(246,258)	(110,513)
Net increase in premises and equipment	(3,156)	(1,885)
Proceeds from sales of other real estate owned	206	1,339
Net cash and cash equivalents provided by (used in) investing activities	(259,394)	(151,111)
Financing activities:
Net increase (decrease) in noninterest-bearing deposits	97,174	(9,694)
Net increase (decrease) in interest-bearing deposits	137,532	(8,260)
Net increase (decrease) in short-term borrowings	(9,694)	169,000
Cash paid for contingent consideration	(2,265)	—
Cash dividends paid - common stock	(8,727)	(8,410)
Repurchase of common stock	—	(23,728)
Issuance of common stock	528	317
Vesting of restricted stock, net of shares held for taxes	(1,048)	(377)
Net cash and cash equivalents provided by (used in) financing activities	213,500	118,848
Increase (decrease) in cash and cash equivalents	4,582	(9,321)
Cash and cash equivalents at beginning of the period	179,237	142,660
Cash and cash equivalents at end of the period	$183,819	$133,339
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$8,141	$6,998
Income taxes	—	10,500
Supplemental schedule of noncash investing and financing activities
Transfers between loans and other real estate owned	$(71)	$405
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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

Business Combinations
On May 31, 2016, the Bank completed its acquisition of ODCM, a Charlottesville, Virginia-based registered investment advisor with nearly $300.0 million in assets under management at the time of the acquisition. The acquisition date fair value of consideration transferred totaled $9.1 million, which consisted of $4.1 million in cash, $453,000 in stock, and the remainder being contingent on achieving certain performance metrics. The contingent consideration is carried at fair value and is reported as a component of “Other Liabilities” in the Consolidated Balance Sheet. The fair value of this liability will be assessed at each reporting period.

In connection with the transaction, the Company recorded $4.7 million in goodwill and $4.5 million of amortizable assets, which primarily relate to the value of customer relationships. The Company is amortizing these intangibles assets over the period of expected benefit, which ranges from 5 to 10 years using a straight-line method. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. In the third quarter of 2016, the Company finalized the valuation of certain amortizable intangible assets which increased the fair value and also impacted the recognized goodwill. The fair values are subject to refinement for up to one year after the closing date of the acquisition.

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

HELOC – the consumer HELOC portfolio carries risks associated with the creditworthiness of the borrower and changes in loan-to-value ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, using experienced underwriting, requiring standards for appraisers, and not making subprime loans.

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

Affordable Housing Entities
The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For the three months ended March 31, 2017 and March 31, 2016, the Company recognized amortization $223,000 and $130,000, respectively, and tax credits of $309,000 and $210,000, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. The carrying value of the Company’s investments in these qualified affordable housing projects was $9.7 million and $9.9 million as of March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, the Company's recorded liability totaled $7.1 million for the related unfunded commitments, respectively, which are expected to be paid from 2017 to 2019.

Adoption of New Accounting Standards
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to
Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this standard in the first quarter of 2017. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This ASU clarifies the definition of a business that appears in ASC 805, Business Combinations. Amendments narrow the definition and provide a framework for making judgments whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment to the Business Combinations Topic is intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company has concluded the adoption of ASU 2017-01 will not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings  (SEC Update).” This ASU incorporates into the Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. ASU 2017-03 is effective upon issuance. The Company has concluded the adoption of ASU 2017-03 will not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU simplifies accounting for goodwill impairments by eliminating step two (the implied fair value to carrying value of goodwill) from the existing goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has concluded the adoption of ASU 2017-04 will not have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” This ASU conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2018. The Company is currently assessing the impact ASU 2017-05 will have on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU focuses on the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. The Company has concluded the adoption of ASU 2017-08 will not have a material impact on its consolidated financial statements.

2. SECURITIES

Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of March 31, 2017 and December 31, 2016 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2017
Obligations of states and political subdivisions	$274,003	$5,910	$(2,064)	$277,849
Corporate bonds	112,432	775	(1,161)	112,046
Mortgage-backed securities	548,457	4,690	(3,792)	549,355
Other securities	13,885	—	(77)	13,808
Total available for sale securities	$948,777	$11,375	$(7,094)	$953,058

December 31, 2016
Obligations of states and political subdivisions	$274,007	$4,962	$(3,079)	$275,890
Corporate bonds	123,674	892	(2,786)	121,780
Mortgage-backed securities	536,031	4,626	(5,371)	535,286
Other securities	13,885	—	(77)	13,808
Total available for sale securities	$947,597	$10,480	$(11,313)	$946,764

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s available for sale securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of March 31, 2017 and December 31, 2016. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
Obligations of states and political subdivisions	$63,155	$(2,001)	$596	$(63)	$63,751	$(2,064)
Mortgage-backed securities	277,308	(3,414)	38,209	(378)	315,517	(3,792)
Corporate bonds and other securities	28,341	(581)	40,237	(657)	68,578	(1,238)
Total available for sale securities	$368,804	$(5,996)	$79,042	$(1,098)	$447,846	$(7,094)

December 31, 2016
Obligations of states and political subdivisions	$108,440	$(3,007)	$588	$(72)	$109,028	$(3,079)
Mortgage-backed securities	316,469	(4,979)	42,096	(392)	358,565	(5,371)
Corporate bonds and other securities	47,388	(1,537)	40,468	(1,326)	87,856	(2,863)
Total available for sale securities	$472,297	$(9,523)	$83,152	$(1,790)	$555,449	$(11,313)

As of March 31, 2017, there were $79.0 million, or 30 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $1.1 million and consisted of municipal obligations, mortgage-backed securities, and corporate bonds. As of December 31, 2016, there were $83.2 million, or 30 issues, of individual securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $1.8 million and consisted of municipal obligations, mortgage-backed securities, and corporate bonds. The Company has determined that these securities are temporarily impaired as of March 31, 2017 and December 31, 2016 for the reasons set out below:

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

Obligations of state and political subdivisions. This category’s unrealized losses are primarily the result of interest rate fluctuations and also a certain few ratings downgrades brought about by the impact of the credit crisis on states and political subdivisions. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

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

The following table presents the amortized cost and estimated fair value of available for sale securities as of March 31, 2017 and December 31, 2016, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$24,906	$24,989	$21,403	$21,517
Due after one year through five years	113,890	115,757	108,198	109,778
Due after five years through ten years	284,017	286,918	300,552	301,888
Due after ten years	525,964	525,394	517,444	513,581
Total securities available for sale	$948,777	$953,058	$947,597	$946,764

For information regarding the estimated fair value of available for sale securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of March 31, 2017 and December 31, 2016, see Note 6 "Commitments and Contingencies".

Held to Maturity
The Company reports securities held to maturity on the Consolidated Balance Sheets at carrying value. Carrying value is amortized cost which includes any unamortized unrealized gains and losses recognized in accumulated other comprehensive income prior to reclassifying the securities from securities available for sale to securities held to maturity. Investment securities transferred into the held to maturity category from the available for sale category are recorded at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the securities held to maturity. Such unrealized gains or losses are accreted over the remaining life of the security with no impact on future net income.

The carrying value, gross unrealized gains and losses, and estimated fair values of securities held to maturity as of March 31, 2017 and December 31, 2016 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value (1)	Gains	(Losses)	Fair Value
March 31, 2017
Obligations of states and political subdivisions	$203,478	$2,409	$(276)	$205,611

December 31, 2016
Obligations of states and political subdivisions	$201,526	$1,617	$(828)	$202,315

(1) The carrying value includes $4.8 million as of March 31, 2017 and $5.2 million as of December 31, 2016 of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion.

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s held to maturity securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of March 31, 2017 and December 31, 2016. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
Obligations of states and political subdivisions	$34,558	$(244)	$648	$(32)	$35,206	$(276)

December 31, 2016
Obligations of states and political subdivisions	$92,841	$(747)	$648	$(81)	$93,489	$(828)

As of March 31, 2017, there was $648,000, or 1 issue, of an individual held to maturity security that had been in a continuous loss position for more than 12 months. This security had an unrealized loss of $32,000, respectively. As of December 31, 2016, there was $648,000, or 1 issue, of an individual held to maturity security that had been in a continuous loss position for more than 12 months. This security had an unrealized loss of $81,000. The Company has determined that these securities in a loss position are temporarily impaired as of March 31, 2017 and December 31, 2016 for the reasons set out below:

Obligations of states and political subdivisions. This category’s unrealized losses are primarily the result of interest rate fluctuations and also a certain few ratings downgrades brought about by the impact of the credit crisis on states and political subdivisions. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

The following table presents the amortized cost and estimated fair value of held to maturity securities as of March 31, 2017 and December 31, 2016, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017		December 31, 2016
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Due in one year or less	$4,108	$4,140	$4,403	$4,440
Due after one year through five years	30,050	30,503	28,383	28,763
Due after five years through ten years	62,127	62,485	51,730	51,522
Due after ten years	107,193	108,483	117,010	117,590
Total securities held to maturity	$203,478	$205,611	$201,526	$202,315

(1) The carrying value includes $4.8 million as of March 31, 2017 and $5.2 million as of December 31, 2016 of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion.

For information regarding the estimated fair value of held to maturity securities which were pledged to secure public deposits as permitted or required by law as of March 31, 2017 and December 31, 2016, see Note 6 "Commitments and Contingencies".

Restricted Stock, at cost
Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At March 31, 2017 and December 31, 2016, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of its outstanding capital at both March 31, 2017 and December 31, 2016. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $27.6 million and $23.8 million for March 31, 2017 and December 31, 2016 and FHLB stock in the amount of $37.8 million and $37.0 million as of March 31, 2017 and December 31, 2016, respectively.

Other-Than-Temporary-Impairment
During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the three months ended March 31, 2017, and in accordance with the guidance, no OTTI was recognized.

For the year ended December 31, 2015, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000.  During the quarter ended March 31, 2016, the municipal security was sold.  As a result, the Company recognized an additional loss on sale of the previously written down security.

Realized Gains and Losses
The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three months ended March 31, 2017 and 2016 (dollars in thousands).

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Realized gains (losses):
Gross realized gains	$481	$239
Gross realized losses	—	(96)
Net realized gains	$481	$143

Proceeds from sales of securities	$21,306	$14,532

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Construction and Land Development	$770,287	$751,131
Commercial Real Estate - Owner Occupied	870,559	857,805
Commercial Real Estate - Non-Owner Occupied	1,631,767	1,564,295
Multifamily Real Estate	353,769	334,276
Commercial & Industrial	576,567	551,526
Residential 1-4 Family	1,057,439	1,029,547
Auto	271,466	262,071
HELOC	527,863	526,884
Consumer and all other	494,329	429,525
Total loans held for investment, net(1)	$6,554,046	$6,307,060

(1) Loans, as presented, are net of deferred fees and costs totaling $768,000 and $1.8 million as of March 31, 2017 and December 31, 2016, respectively.

The following table shows the aging of the Company’s loan portfolio, by segment, at March 31, 2017 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$630	$376	$16	$2,776	$6,545	$759,944	$770,287
Commercial Real Estate - Owner Occupied	878	—	93	18,199	1,298	850,091	870,559
Commercial Real Estate - Non-Owner Occupied	1,487	—	711	16,725	2,798	1,610,046	1,631,767
Multifamily Real Estate	—	—	—	2,058	—	351,711	353,769
Commercial & Industrial	453	126	—	733	3,245	572,010	576,567
Residential 1-4 Family	11,615	2,104	686	15,910	5,856	1,021,268	1,057,439
Auto	1,534	250	11	—	393	269,278	271,466
HELOC	1,490	365	680	1,156	1,902	522,270	527,863
Consumer and all other	1,766	1,460	126	213	301	490,463	494,329
Total loans held for investment	$19,853	$4,681	$2,323	$57,770	$22,338	$6,447,081	$6,554,046

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2016 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$1,162	$232	$76	$2,922	$2,037	$744,702	$751,131
Commercial Real Estate - Owner Occupied	1,842	109	35	18,343	794	836,682	857,805
Commercial Real Estate - Non-Owner Occupied	2,369	—	—	17,303	—	1,544,623	1,564,295
Multifamily Real Estate	147	—	—	2,066	—	332,063	334,276
Commercial & Industrial	759	858	9	1,074	124	548,702	551,526
Residential 1-4 Family	7,038	534	2,048	16,200	5,279	998,448	1,029,547
Auto	2,570	317	111	—	169	258,904	262,071
HELOC	1,836	1,140	635	1,161	1,279	520,833	526,884
Consumer and all other	2,522	1,431	91	223	291	424,967	429,525
Total loans held for investment	$20,245	$4,621	$3,005	$59,292	$9,973	$6,209,924	$6,307,060

The following table shows the PCI loan portfolios, by segment and their delinquency status, at March 31, 2017 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$72	$—	$2,704	$2,776
Commercial Real Estate - Owner Occupied	902	317	16,980	18,199
Commercial Real Estate - Non-Owner Occupied	303	1,025	15,397	16,725
Multifamily Real Estate	—	—	2,058	2,058
Commercial & Industrial	—	12	721	733
Residential 1-4 Family	1,491	1,057	13,362	15,910
HELOC	120	114	922	1,156
Consumer and all other	—	—	213	213
Total	$2,888	$2,525	$52,357	$57,770

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2016 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$—	$84	$2,838	$2,922
Commercial Real Estate - Owner Occupied	271	519	17,553	18,343
Commercial Real Estate - Non-Owner Occupied	409	126	16,768	17,303
Multifamily Real Estate	—	—	2,066	2,066
Commercial & Industrial	44	56	974	1,074
Residential 1-4 Family	1,298	945	13,957	16,200
HELOC	175	121	865	1,161
Consumer and all other	—	—	223	223
Total	$2,197	$1,851	$55,244	$59,292

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans related to the StellarOne acquisition, by segment at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a specific allowance
Construction and Land Development	$11,290	$11,775	$—	$13,877	$14,353	$—
Commercial Real Estate - Owner Occupied	6,120	6,285	—	5,886	6,042	—
Commercial Real Estate - Non-Owner Occupied	2,825	2,825	—	1,399	1,399	—
Commercial & Industrial	949	949	—	648	890	—
Residential 1-4 Family	9,541	10,515	—	8,496	9,518	—
HELOC	1,443	1,535	—	1,017	1,094	—
Consumer and all other	113	223	—	230	427	—
Total impaired loans without a specific allowance	$32,281	$34,107	$—	$31,553	$33,723	$—

Loans with a specific allowance
Construction and Land Development	$6,011	$6,018	$729	$1,395	$1,404	$107
Commercial Real Estate - Owner Occupied	639	639	3	646	646	4
Commercial Real Estate - Non-Owner Occupied	8,691	8,739	745	2,809	2,809	474
Commercial & Industrial	5,151	5,442	617	857	880	14
Residential 1-4 Family	3,243	3,414	393	3,335	3,535	200
Auto	393	506	1	169	235	1
HELOC	757	881	20	323	433	15
Consumer and all other	189	516	7	62	298	1
Total impaired loans with a specific allowance	$25,074	$26,155	$2,515	$9,596	$10,240	$816
Total impaired loans	$57,355	$60,262	$2,515	$41,149	$43,963	$816

The following table shows the average recorded investment and interest income recognized for the Company’s impaired loans, excluding PCI loans related to the StellarOne acquisition, by segment for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	$17,179	$139	$30,569	$484
Commercial Real Estate - Owner Occupied	6,793	64	16,510	157
Commercial Real Estate - Non-Owner Occupied	11,540	108	4,214	41
Multifamily Real Estate	—	—	3,817	60
Commercial & Industrial	6,830	36	3,663	37
Residential 1-4 Family	13,047	73	15,301	106
Auto	477	1	218	—
HELOC	2,366	4	2,933	21
Consumer and all other	303	—	982	6
Total impaired loans	$58,535	$425	$78,207	$912

The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the three months ended March 31, 2017, the recorded investment in restructured loans prior to modifications was not materially impacted by the modification.

The following table provides a summary, by segment, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Construction and Land Development	6	$3,422	$—	8	$3,793	$—
Commercial Real Estate - Owner Occupied	6	2,605	—	7	3,106	—
Commercial Real Estate - Non-Owner Occupied	2	1,637	—	2	2,390	—
Commercial & Industrial	10	1,993	—	3	533	—
Residential 1-4 Family	31	4,668	—	28	4,145	—
Total performing	55	$14,325	$—	48	$13,967	$—

Nonperforming
Construction and Land Development	4	$540	$—	2	$215	$—
Commercial Real Estate - Owner Occupied	3	624	—	2	156	—
Commercial Real Estate - Non-Owner Occupied	2	2,390	—	—	—	—
Commercial & Industrial	1	104	—	1	116	—
Residential 1-4 Family	10	741	—	8	948	—
Total nonperforming	20	$4,399	$—	13	$1,435	$—

Total performing and nonperforming	75	$18,724	$—	61	$15,402	$—

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three months ended March 31, 2017 and 2016, the Company did not identify any TDRs that went into default that had been restructured in the twelve-month period prior to default.

The following table shows, by segment and modification type, TDRs that occurred during the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Modified to interest only, at a market rate
Commercial & Industrial	5	$661	—	$—
Total interest only at market rate of interest	5	$661	—	$—

Term modification, at a market rate
Commercial Real Estate - Owner Occupied	—	$—	1	$709
Commercial Real Estate - Non-Owner Occupied	2	1,637	—	—
Commercial & Industrial	2	836	—	—
Residential 1-4 Family	3	380	1	378
Total loan term extended at a market rate	7	$2,853	2	$1,087

Term modification, below market rate
Commercial & Industrial	2	$128	—	$—
Residential 1-4 Family	4	865	—	—
Total loan term extended at a below market rate	6	$993	—	$—

Total	18	$4,507	2	$1,087

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by segment for the three months ended and as of March 31, 2017. The table below includes the provision for loan losses. In addition, a $112,000 provision was recognized during the three months ended March 31, 2017 for unfunded loan commitments for which the reserves are recorded as a component of “Other Liabilities” on the Company’s Consolidated Balance Sheets. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$10,055	$37	$(45)	$(496)	$9,551
Commercial Real Estate - Owner Occupied	3,801	20	—	(600)	3,221
Commercial Real Estate - Non-Owner Occupied	6,622	—	—	640	7,262
Multifamily Real Estate	1,236	—	—	198	1,434
Commercial & Industrial	4,627	139	(241)	754	5,279
Residential 1-4 Family	6,399	128	(135)	227	6,619
Auto	946	108	(248)	139	945
HELOC	1,328	88	(194)	47	1,269
Consumer and all other	2,178	325	(770)	1,101	2,834
Total	$37,192	$845	$(1,633)	$2,010	$38,414

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$17,301	$729	$750,210	$8,822	$2,776	$—	$770,287	$9,551
Commercial Real Estate - Owner Occupied	6,759	3	845,601	3,218	18,199	—	870,559	3,221
Commercial Real Estate - Non-Owner Occupied	11,516	745	1,603,526	6,517	16,725	—	1,631,767	7,262
Multifamily Real Estate	—	—	351,711	1,434	2,058	—	353,769	1,434
Commercial & Industrial	6,100	617	569,734	4,662	733	—	576,567	5,279
Residential 1-4 Family	12,784	393	1,028,745	6,226	15,910	—	1,057,439	6,619
Auto	393	1	271,073	944	—	—	271,466	945
HELOC	2,200	20	524,507	1,249	1,156	—	527,863	1,269
Consumer and all other	302	7	493,814	2,827	213	—	494,329	2,834
Total loans held for investment, net	$57,355	$2,515	$6,438,921	$35,899	$57,770	$—	$6,554,046	$38,414

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

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$6,040	$19	$(93)	$5,055	$11,021
Commercial Real Estate - Owner Occupied	4,614	46	(772)	(477)	3,411
Commercial Real Estate - Non-Owner Occupied	6,929	—	—	(2,445)	4,484
Multifamily Real Estate	1,606	—	—	(204)	1,402
Commercial & Industrial	3,163	238	(617)	1,441	4,225
Residential 1-4 Family	5,414	243	(153)	471	5,975
Auto	1,703	84	(365)	(615)	807
HELOC	2,934	83	(409)	(1,325)	1,283
Consumer and all other	1,644	115	(571)	603	1,791
Total	$34,047	$828	$(2,980)	$2,504	$34,399

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$30,779	$500	$740,782	$10,521	$5,137	$—	$776,698	$11,021
Commercial Real Estate - Owner Occupied	16,026	81	805,916	3,330	27,260	—	849,202	3,411
Commercial Real Estate - Non-Owner Occupied	4,203	1	1,278,412	4,483	13,636	—	1,296,251	4,484
Multifamily Real Estate	3,803	—	317,335	1,402	2,132	—	323,270	1,402
Commercial & Industrial	3,301	467	448,336	3,758	1,571	—	453,208	4,225
Residential 1-4 Family	14,558	414	945,615	5,561	18,305	—	978,478	5,975
Auto	162	1	241,575	806	—	—	241,737	807
HELOC	2,833	28	512,754	1,255	1,535	—	517,122	1,283
Consumer and all other	769	1	343,238	1,790	529	—	344,536	1,791
Total loans held for investment, net	$76,434	$1,493	$5,633,963	$32,906	$70,105	$—	$5,780,502	$34,399

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

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of March 31, 2017 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$684,967	$68,650	$13,803	$91	$767,511
Commercial Real Estate - Owner Occupied	816,462	30,379	5,519	—	852,360
Commercial Real Estate - Non-Owner Occupied	1,571,645	32,064	11,333	—	1,615,042
Multifamily Real Estate	330,970	20,741	—	—	351,711
Commercial & Industrial	560,889	10,158	4,787	—	575,834
Residential 1-4 Family	1,012,281	22,382	4,323	2,543	1,041,529
Auto	269,081	2,016	217	152	271,466
HELOC	521,624	2,996	1,257	830	526,707
Consumer and all other	491,625	2,209	16	266	494,116
Total	$6,259,544	$191,595	$41,255	$3,882	$6,496,276

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

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of March 31, 2017 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,096	$1,394	$286	$—	$2,776
Commercial Real Estate - Owner Occupied	5,417	8,902	3,880	—	18,199
Commercial Real Estate - Non-Owner Occupied	11,014	4,323	1,388	—	16,725
Multifamily Real Estate	342	1,716	—	—	2,058
Commercial & Industrial	98	360	275	—	733
Residential 1-4 Family	8,079	4,740	2,301	790	15,910
HELOC	915	128	—	113	1,156
Consumer and all other	161	52	—	—	213
Total	$27,122	$21,615	$8,130	$903	$57,770

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$19,739	$22,139
Accretion	(1,511)	(1,390)
Reclass of nonaccretable difference due to improvement in expected cash flows	1,680	1,266
Other, net (1)	(908)	(1,510)
Balance at end of period	$19,000	$20,505

(1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, totaled $57.8 million at March 31, 2017 and $59.3 million at December 31, 2016. The outstanding balance of the Company’s PCI loan portfolio totaled $71.5 million at March 31, 2017 and $73.6 million at December 31, 2016. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $1.0 billion at March 31, 2017 and $1.1 billion at December 31, 2016; the remaining discount on these loans totaled $16.1 million at March 31, 2017 and $16.9 million at December 31, 2016.

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of core deposits, goodwill, and other intangibles arising from acquisitions. The Company has determined that core deposit intangibles have finite lives and amortizes them over their estimated useful lives. Core deposit intangible assets are being amortized over the period of expected benefit, which ranges from 4 to 14 years, using an accelerated method. Other amortizable intangible assets are being amortized over the period of expected benefit, which ranges from 5 to 10 years, using a straight-line method.

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the second quarter of 2016 and determined that there was no impairment to its goodwill or intangible assets.

Information concerning intangible assets with a finite life is presented in the following table (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2017
Amortizable core deposit intangibles	$62,853	$47,990	$14,863
Other amortizable intangibles	4,502	400	4,102
December 31, 2016
Amortizable core deposit intangibles	$68,367	$51,987	$16,380
Other amortizable intangibles	4,502	280	4,222
March 31, 2016
Amortizable core deposit intangibles	$76,185	$54,755	$21,430

Amortization expense of core deposit intangibles for the three months ended March 31, 2017 and 2016 totaled $1.5 million and $1.9 million, respectively. Amortization expense of other intangibles for both the three months ended March 31, 2017 and 2016 totaled $120,000 and $0, respectively. As of March 31, 2017, the estimated remaining amortization expense of intangibles is as follows (dollars in thousands):

For the remaining nine months of 2017	$4,433
For the year ending December 31, 2018	4,625
For the year ending December 31, 2019	3,573
For the year ending December 31, 2020	2,509
For the year ending December 31, 2021	1,481
Thereafter	2,344
Total estimated amortization expense	$18,965

5. BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Total short-term borrowings consist of the following as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Securities sold under agreements to repurchase	$44,587	$59,281
Other short-term borrowings	522,500	517,500
Total short-term borrowings	$567,087	$576,781

Maximum month-end outstanding balance	$634,750	$678,262
Average outstanding balance during the period	573,116	590,074
Average interest rate (year-to-date)	0.67%	0.49%
Average interest rate at end of period	0.71%	0.60%

Other short-term borrowings:
FHLB	522,500	517,500
Other lines of credit	—	—

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $175.0 million at both March 31, 2017 and December 31, 2016. The Company maintains an alternate line of credit at a correspondent bank, the available balance was $25.0 million at both March 31, 2017 and December 31, 2016. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $2.5 billion and $2.4 billion at March 31, 2017 and December 31, 2016, respectively.

Long-term Borrowings

In connection with two bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. In connection with the acquisition of StellarOne, the Company acquired trust preferred capital notes totaling $32.0 million with a remaining fair value discount of $6.7 million at March 31, 2017. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Trust Preferred Capital Securities(1)	Investment(1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	3.90%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	2.55%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	3.88%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	4.25%	6/26/2033
Total	$90,500,000	$2,801,000

(1)The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company's junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company's investment in the trusts is reported in "Other Assets" within the Consolidated Balance Sheets.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with an initial fixed interest rate of 5.00% through December 15, 2021. The interest rate then changes to a floating rate of LIBOR plus 3.175% through its maturity date in December 15, 2026. At March 31, 2017 and December 31, 2016 the carrying value of the subordinated debt was $150.0 million, with a remaining discount of $2.0 million, respectively.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings on the Company’s Consolidated Balance Sheets. In accordance with ASC 470-50, Modifications and Extinguishments, the Company is amortizing this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings on the Company’s Consolidated Statements of Income. Amortization expense for the three months ended March 31, 2017 and 2016 was $470,000 and $463,000, respectively.

In connection with the StellarOne acquisition, the Company assumed $70.0 million in long-term borrowings with the FHLB of which there is $20.0 million remaining at March 31, 2017 that had a remaining fair value premium of $448,000.

As of March 31, 2017, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	1.59%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	1.60%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	1.60%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	1.60%	11/23/2022	10,000
Fixed Rate	—	3.62%	11/28/2017	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	0.99%	10/19/2018	30,000
				$190,000
(1) Interest rates calculated using non-rounded numbers.

As of December 31, 2016, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	1.44%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	1.45%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	1.45%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	1.45%	11/23/2022	10,000
Fixed Rate	—	3.62%	11/28/2017	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	0.99%	10/19/2018	30,000
				$190,000
(1) Interest rates calculated using non-rounded numbers.

For information on the carrying value of loans and securities pledged as collateral on FHLB advances as of March 31, 2017 and December 31, 2016, refer to Note 6 "Commitments and Contingencies".

As of March 31, 2017, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Debt	FHLB Advances	Fair Value Premium (Discount)	Prepayment Penalty	Total Long-term Borrowings
For the remaining nine months of 2017	$—	$—	$10,000	$(28)	$(1,452)	$8,520
2018	—	—	40,000	(343)	(1,970)	37,687
2019	—	—	—	(486)	(2,018)	(2,504)
2020	—	—	—	(501)	(2,074)	(2,575)
2021	—	—	—	(516)	(2,119)	(2,635)
Thereafter	93,301	150,000	140,000	(6,308)	(1,707)	375,286
Total Long-term borrowings	$93,301	$150,000	$190,000	$(8,182)	$(11,340)	$413,779

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss rates, current economic conditions, risk ratings, and past due status among other factors in the consideration of whether credit losses are inherent in the Company’s off-balance sheet commitments to extend credit. As of March 31, 2017 and December 31, 2016, the Company's reserve for off-balance sheet credit risk was $700,000 and $725,000, respectively, and is reported as a component of "Other Liabilities" on the Company's Consolidated Balance Sheets.

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

The following table presents the balances of commitments and contingencies (dollars in thousands):

	March 31, 2017	December 31, 2016
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$1,912,830	$1,924,885
Standby letters of credit	110,525	84,212
Total commitments with off-balance sheet risk	$2,023,355	$2,009,097

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the periods ended March 31, 2017 and December 31, 2016, the aggregate amount of daily average required reserves was approximately $59.0 million and $54.5 million, respectively, and were satisfied by vault cash holdings and deposits maintained with the Federal Reserve Bank.

As of March 31, 2017, the Company had approximately $32.6 million in deposits in other financial institutions, of which $14.6 million serves as collateral for cash flow and loan swap derivatives. The Company had approximately $16.7 million in deposits in other financial institutions that were uninsured at March 31, 2017. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 7 “Derivatives” for additional information.

The Company records an indemnification reserve that includes balances relating to the previously sold credit card portfolio and to mortgage loans previously sold based on historical statistics and loss rates; as of March 31, 2017 and December 31, 2016, the Company’s indemnification reserve was approximately $503,000 and $379,000, respectively.

As part of the Company's liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at March 31, 2017 and December 31, 2016 (dollars in thousands):

	Pledged Assets as of March 31, 2017
	Cash	AFS Securities(1)	HTM Securities(1)	Loans(2)	Total
Public deposits	$—	$211,737	$199,208	$—	$410,945
Repurchase agreements	—	103,721	—	—	103,721
FHLB advances	—	1,316	—	2,033,085	2,034,401
Derivatives	14,608	4,237	—	—	18,845
Other purposes	—	16,567	—	—	16,567
Total pledged assets	$14,608	$337,578	$199,208	$2,033,085	$2,584,479

	Pledged Assets as of December 31, 2016
	Cash	AFS Securities(1)	HTM Securities(1)	Loans(2)	Total
Public deposits	$—	$210,546	$197,889	$—	$408,435
Repurchase agreements	—	108,208	—	—	108,208
FHLB advances	—	1,475	—	1,959,929	1,961,404
Derivatives	33,595	4,376	—	—	37,971
Other purposes	—	17,499	—	—	17,499
Total pledged assets	$33,595	$342,104	$197,889	$1,959,929	$2,533,517

(1) Balance represents market value.
(2) Balance represents book value.

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
Cash Flow Hedges
The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as trust preferred capital notes, FHLB borrowings, and prime commercial loans. The Company uses interest rate swap agreements as part of its hedging strategy by exchanging a notional amount, equal to the principal amount of the borrowings, for fixed-rate interest based on benchmarked interest rates. The original terms and conditions of the interest rate swaps vary and range in length with a maximum hedging time through November 2022. Amounts receivable or payable are recognized as accrued under the terms of the agreements.
All swaps entered into with counterparties met the Company’s credit standards, and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant.
The Company assesses the effectiveness of each hedging relationship on a periodic basis using statistical regression analysis. The Company also measures the ineffectiveness of each hedging relationship using the change in variable cash flows method which compares the cumulative changes in cash flows of the hedging instrument relative to cumulative changes in the hedged item’s cash flows. In accordance with ASC 815, Derivatives and Hedging, the effective portions of the derivatives’ unrealized gains or losses are recorded as a component of other comprehensive income. Based on the Company’s assessment, its cash flow hedges are highly effective, but to the extent that any ineffectiveness exists in the hedge relationships, the amounts would be recorded in interest income or interest expense on the Company’s Consolidated Statements of Income.
On June 13, 2016, the Company terminated three interest rate swaps designated as cash flow hedges prior to their respective maturity dates. The unrealized gain of $1.3 million within Accumulated Other Comprehensive Income will be re-classified into earnings over a three year period using the effective interest method. The estimated net amount of gains expected to be reclassified into earnings by March 31, 2018 is $386,000.
Fair Value Hedge
Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates. During the normal course of business, the Company enters into interest rate swaps to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At March 31, 2017 and December 31, 2016, the aggregate notional amount of the related hedged items totaled $78.7 million and $65.9 million, respectively, and the fair value of the related hedged items was an unrealized loss of $1.1 million and $890,000, respectively.
The Company applies hedge accounting in accordance with ASC 815, Derivatives and Hedging, and the fair value hedge and the underlying hedged item, attributable to the risk being hedged, are recorded at fair value with unrealized gains and losses being recorded on the Company’s Consolidated Statements of Income. Statistical regression analysis is used to assess hedge effectiveness, both at inception of the hedging relationship and on an ongoing basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in fair value of the asset being hedged due to changes in the hedged risk. The Company’s fair value hedges continue to be highly effective and had no material impact on the Consolidated Statements of Income, but if any ineffectiveness exists, portions of the unrealized gains or losses would be recorded in interest income or interest expense on the Company’s Consolidated Statements of Income.
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

The following table summarizes key elements of the Company’s derivative instruments as of March 31, 2017 and December 31, 2016, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	March 31, 2017			December 31, 2016
		Derivative (2)			Derivative (2)
	Notional or Contractual Amount (1)	Assets	Liabilities	Notional or Contractual Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$188,500	$167	$9,354	$188,500	$211	$9,619
Fair value hedges	78,701	1,549	138	65,920	1,437	296
Derivatives not designated as accounting hedges:
Loan Swaps
Pay fixed - receive floating interest rate swaps	429,485	—	897	373,355	—	1,005
Pay floating - receive fixed interest rate swaps	429,485	897	—	373,355	1,005	—
Other contracts:
Interest rate lock commitments	67,825	1,251	—	48,743	610	—
Best efforts forward delivery commitments	87,283	—	111	85,400	1,469	—

(1) Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
(2) Balances represent fair value of derivative financial instruments.

For information regarding collateral pledged on derivative instruments, see Note 6 "Commitments and Contingencies".

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the three months ended March 31, 2017 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Unrealized Gains (Losses) on BOLI	Total
Balance - December 31, 2016	$(542)	$3,377	$(5,179)	$(1,465)	$(3,809)
Other comprehensive income (loss)	3,637	—	(31)	—	3,606
Amounts reclassified from accumulated other comprehensive income	(313)	(184)	180	109	(208)
Net current period other comprehensive income (loss)	3,324	(184)	149	109	3,398
Balance - March 31, 2017	$2,782	$3,193	$(5,030)	$(1,356)	$(411)

The change in accumulated other comprehensive income (loss) for the three months ended March 31, 2016 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Total
Balance - December 31, 2015	$7,777	$4,432	$(5,957)	$6,252
Other comprehensive income (loss)	3,032	(292)	(2,681)	59
Amounts reclassified from accumulated other comprehensive income	(93)	—	141	48
Net current period other comprehensive income (loss)	2,939	(292)	(2,540)	107
Balance - March 31, 2016	$10,716	$4,140	$(8,497)	$6,359

Reclassifications of unrealized gains (losses) on available for sale securities are reported on the Company’s Consolidated Statements of Income as “Gains on securities transactions, net” with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported gains of $481,000 and $143,000 for the three months ended March 31, 2017 and 2016, respectively, related to the sale of securities. The tax effects of these transactions during the three months ended March 31, 2017 and 2016 were $168,000 and $50,000, respectively, which amounts were included as a component of income tax expense.

During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer. Reclassifications of the unrealized gains on transferred securities are reported over time as accretion within interest income on the Company's Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company recorded accretion of $283,000 and $449,000 for the three months ended March 31, 2017 and 2016, respectively. The tax effect of these transactions during the three months ended March 31, 2017 and 2016 were $99,000 and $157,000, respectively, which were included as a component of income tax expense.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $277,000 and $217,000 for the three months ended March 31, 2017 and 2016, respectively. The tax effects of these transactions during the three months ended March 31, 2017 and 2016 were $97,000 and $76,000, respectively, which were included as a component of income tax expense.

Reclassifications of unrealized losses on BOLI are reported in salaries and benefits expense on the Company's Consolidated Statements of Income. The Company reported expenses of $109,000 and $0 for the three months ended March 31, 2017 and 2016, respectively.

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

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale, as well as best effort forward delivery commitments to mitigate interest rate risk; these instruments are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. This value, however, is adjusted by a pull-through rate, which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments, while a decrease in the pull-through rate will result in a negative fair value adjustment. The Company’s weighted average pull-through rate was approximately 80% as of March 31, 2017 and December 31, 2016. As of March 31, 2017, the interest rate lock commitments are recorded as a component of “Other Assets” on the Company’s Consolidated Balance Sheets.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2017 and December 31, 2016.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 (dollars in thousands):

	Fair Value Measurements at March 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$—	$277,849	$—	$277,849
Corporate and other bonds	—	112,046	—	112,046
Mortgage-backed securities	—	549,355	—	549,355
Other securities	—	13,808	—	13,808
Loans held for sale	—	19,976	—	19,976
Derivatives:
Interest rate swap	—	897	—	897
Cash flow hedges	—	167	—	167
Fair value hedges	—	1,549	—	1,549
Interest rate lock commitments	—	—	1,251	1,251

LIABILITIES
Derivatives:
Interest rate swap	$—	$897	$—	$897
Cash flow hedges	—	9,354	—	9,354
Fair value hedges	—	138	—	138
Best efforts forward delivery commitments	—	—	111	111

	Fair Value Measurements at December 31, 2016 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$—	$275,890	$—	$275,890
Corporate and other bonds	—	121,780	—	121,780
Mortgage-backed securities	—	535,286	—	535,286
Other securities	—	13,808	—	13,808
Loans held for sale	—	36,487	—	36,487
Derivatives:
Interest rate swap	—	1,005	—	1,005
Cash flow hedges	—	211	—	211
Fair value hedges	—	1,437	—	1,437
Interest rate lock commitments	—	—	610	610
Best efforts forward delivery commitments	—	—	1,469	1,469

LIABILITIES
Derivatives:
Interest rate swap	$—	$1,005	$—	$1,005
Cash flow hedges	—	9,619	—	9,619
Fair value hedges	—	296	—	296

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

Impaired loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). For the three and twelve month periods ending March 31, 2017 and December 31, 2016, the Level 3 weighted average adjustments related to impaired loans were 1.2% and 1.5%, respectively. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

Other real estate owned
OREO is evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Fair values of OREO are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. For the three and twelve month periods ending March 31, 2017 and December 31, 2016, the Level 3 weighted average adjustments related to OREO were approximately 25.6% and 25.1%, respectively.

Total valuation expenses related to OREO properties for the three months ended March 31, 2017 and 2016 totaled $238,000 and $126,000, respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016 (dollars in thousands):

	Fair Value Measurements at March 31, 2017 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$18,097	$18,097
Other real estate owned	—	—	9,605	9,605

	Fair Value Measurements at December 31, 2016 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$4,344	$4,344
Other real estate owned	—	—	10,084	10,084

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of March 31, 2017 and December 31, 2016.

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

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016 are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$183,819	$183,819	$—	$—	$183,819
Securities available for sale	953,058	—	953,058	—	953,058
Held to maturity securities	203,478	—	205,611	—	205,611
Restricted stock	65,402	—	65,402	—	65,402
Loans held for sale	19,976	—	19,976	—	19,976
Net loans	6,515,632	—	—	6,518,399	6,518,399
Derivatives:
Interest rate swap	897	—	897	—	897
Cash flow hedge	167	—	167	—	167
Fair value hedge	1,549	—	1,549	—	1,549
Interest rate lock commitments	1,251	—	—	1,251	1,251
Accrued interest receivable	23,458	—	23,458	—	23,458
Bank owned life insurance	178,774	—	178,774	—	178,774

LIABILITIES
Deposits	$6,614,195	$—	$6,605,551	$—	$6,605,551
Borrowings	980,866	—	960,830	—	960,830
Accrued interest payable	4,209	—	4,209	—	4,209
Derivatives:
Interest rate swap	897	—	897	—	897
Cash flow hedges	9,354	—	9,354	—	9,354
Fair value hedges	138	—	138	—	138
Best efforts forward delivery commitments	111	—	—	111	111

		Fair Value Measurements at December 31, 2016 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$179,237	$179,237	$—	$—	$179,237
Securities available for sale	946,764	—	946,764	—	946,764
Held to maturity securities	201,526	—	202,315	—	202,315
Restricted stock	60,782	—	60,782	—	60,782
Loans held for sale	36,487	—	36,487	—	36,487
Net loans	6,269,868	—	—	6,265,443	6,265,443
Derivatives:
Interest rate swap	1,005	—	1,005	—	1,005
Cash flow hedges	211	—	211	—	211
Fair value hedges	1,437	—	1,437	—	1,437
Interest rate lock commitments	610	—	—	610	610
Best efforts forward delivery commitments	1,469	—	—	1,469	1,469
Accrued interest receivable	23,448	—	23,448	—	23,448
Bank owned life insurance	179,318	—	179,318	—	179,318

LIABILITIES
Deposits	$6,379,489	$—	$6,370,457	$—	$6,370,457
Borrowings	990,089	—	970,195	—	970,195
Accrued interest payable	2,320	—	2,230	—	2,230
Derivatives:
Interest rate swap	1,005	—	1,005	—	1,005
Cash flow hedges	9,619	—	9,619	—	9,619
Fair value hedges	296	—	296	—	296

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. Borrowers with fixed rate obligations, however, are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

10. EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.

There were approximately 42,643 and 76,583 shares underlying anti-dilutive awards for the three months ended March 31, 2017 and 2016, respectively. Anti-dilutive awards were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2017 and 2016 (in thousands except per share data):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three months ended March 31, 2017
Net income, basic	$19,124	43,654	$0.44
Add: potentially dilutive common shares - stock awards	—	72	—
Diluted	$19,124	43,726	$0.44
Three months ended March 31, 2016
Net income, basic	$16,961	44,251	$0.38
Add: potentially dilutive common shares - stock awards	—	76	—
Diluted	$16,961	44,327	$0.38

11. SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank segment and a mortgage loan origination business segment. The community bank segment includes one subsidiary bank, the Bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 113 retail locations in Virginia as of March 31, 2017. The mortgage segment includes UMG, which provides a variety of mortgage loan products principally in Virginia, North Carolina, Maryland, and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which serves to mitigate the Company’s exposure to interest rate risk.

Profit and loss is measured by net income after taxes including realized gains and losses on the Company’s investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment transactions are recorded at cost and eliminated as part of the consolidation process.

Both of the Company’s reportable segments are service-based. The mortgage segment's business is a primarily fee-based business, while the community bank segment is driven principally by net interest income. The community bank segment provides a distribution and referral network through its customers for the mortgage loan origination business. The mortgage segment offers a more limited referral network for the bank segment.

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest. The interest rate on the warehouse line of credit for the three months ended March 31, 2017 and 2016 was the three month LIBOR rate plus 0.15% with no floor. These transactions are eliminated in the consolidation process.

A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2017 and 2016 is as follows (dollars in thousands):

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
SEGMENT FINANCIAL INFORMATION

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended March 31, 2017
Net interest income	$66,234	$333	$—	$66,567
Provision for credit losses	2,104	18	—	2,122
Net interest income after provision for credit losses	64,130	315	—	64,445
Noninterest income	16,757	2,223	(141)	18,839
Noninterest expenses	55,014	2,522	(141)	57,395
Income before income taxes	25,873	16	—	25,889
Income tax expense	6,753	12	—	6,765
Net income	$19,120	$4	$—	$19,124
Total assets	$8,660,987	$76,818	$(67,885)	$8,669,920

Three Months Ended March 31, 2016
Net interest income	$63,425	$306	$—	$63,731
Provision for credit losses	2,500	104	—	2,604
Net interest income after provision for credit losses	60,925	202	—	61,127
Noninterest income	13,608	2,477	(171)	15,914
Noninterest expenses	51,844	2,599	(171)	54,272
Income before income taxes	22,689	80	—	22,769
Income tax expense	5,782	26	—	5,808
Net income	$16,907	$54	$—	$16,961
Total assets	$7,825,652	$55,069	$(48,110)	$7,832,611

Review Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Union Bankshares Corporation

We have reviewed the consolidated balance sheet of Union Bankshares Corporation (the “Company”) as of March 31, 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2017 and 2016. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, not presented herein, and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 28, 2017. In our opinion, the accompanying consolidated balance sheet of the Company as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Richmond, Virginia
May 9, 2017

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2016. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact, are based on certain assumptions as of the time they are made, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events.  Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any projected future results, performance, or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

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

More information on risk factors that could affect the Company’s forward-looking statements is available on the Company’s website, http://investors.bankatunion.com, or the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and other reports filed with the SEC. The information on the Company’s website is not a part of this Form 10-Q. All risk factors and uncertainties described in those documents should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not intend or assume any obligation to update or revise any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

The critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, acquired loans, and goodwill and intangible assets. The Company’s accounting policies are fundamental to understanding the Company’s consolidated financial position and consolidated results of operations. Accordingly, the Company’s significant accounting policies are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company provides additional information on its critical accounting policies and estimates listed above under “MD&A—Critical Accounting Policies” in its 2016 Form 10-K.

ABOUT UNION BANKSHARES CORPORATION

Headquartered in Richmond, Union Bankshares Corporation is the largest community banking organization headquartered in Virginia and operates in all major banking markets of the Commonwealth. Union Bankshares Corporation is the holding company for Union Bank & Trust, which provides banking, trust, and wealth management services and has a statewide presence of 113 bank branches and approximately 184 ATMs. Non-bank affiliates of the holding company include: Union Mortgage Group, Inc., which provides a full line of mortgage products; Union Insurance Group, LLC, which offers various lines of insurance products; and Old Dominion Capital Management, Inc., which provides investment advisory services.

Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol UBSH. Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of or incorporated into this report.

RESULTS OF OPERATIONS

Executive Overview
For the quarter ended March 31, 2017, the Company reported net income of $19.1 million and earnings per share of $0.44. These results represent an increase of $2.1 million, or 12.8%, from $17.0 million in earnings from the first quarter of 2016. Earnings per share of $0.44 for the quarter ended March 31, 2017 represent an increase of $0.06, or 15.8%, in earnings per share from the first quarter of 2016. This increase is primarily attributable to increases in net interest income, driven by increased loan production and higher average loan balances, and higher overall noninterest income.

•	Net income for the first quarter of 2017 for the community bank segment was $19.1 million, or $0.44 per share, compared to $16.9 million, or $0.38 per share, in the first quarter of 2016.

•	The mortgage segment reported net income of $4,000 for the first quarter of 2017, compared to net income of $54,000 in the first quarter of 2016.

•	ROA was 0.92% for the quarter ended March 31, 2017 compared to 0.88% for the first quarter of 2016.

•
ROE was 7.68% for the quarter ended March 31, 2017 compared to 6.89% for the first quarter of 2016. ROTCE was 11.20% for the quarter ended March 31, 2017 compared to 10.13% for the first quarter of 2016.

•
Loans held for investment grew $247.0 million, or 15.7% (annualized), from December 31, 2016 and increased $773.5 million, or 13.4%, from March 31, 2016. Average loans held for investment increased $169.8 million, or 10.9% (annualized), from December 31, 2016 and increased $673.9 million, or 11.8%, from March 31, 2016.

•
Deposits grew $234.7 million, or 14.7% (annualized), from December 31, 2016 and grew $668.2 million, or 11.2%, from March 31, 2016. Average deposits increased $97.3 million, or 6.2% (annualized), from the prior quarter and increased $507.9 million, or 8.6%, from the same quarter in the prior year.

Net Interest Income

	For the Three Months Ended March 31,
	2017	2016	Change
	(Dollars in thousands)
Average interest-earning assets	$7,660,937	$6,968,988	$691,949
Interest income	$76,640	$70,749	$5,891
Interest income (FTE) (1)	$79,180	$73,238	$5,942
Yield on interest-earning assets	4.05%	4.09%	(4)	bps
Yield on interest-earning assets (FTE) (1)	4.19%	4.23%	(4)	bps
Average interest-bearing liabilities	$5,999,960	$5,379,799	$620,161
Interest expense	$10,073	$7,018	$3,055
Cost of interest-bearing liabilities	0.68%	0.52%	16	bps
Cost of funds	0.53%	0.41%	12	bps
Net interest income	$66,567	$63,731	$2,836
Net interest income (FTE) (1)	$69,107	$66,220	$2,887
Net interest margin	3.52%	3.68%	(16)	bps
Net interest margin (FTE) (1)	3.66%	3.82%	(16)	bps
Core net interest margin (FTE) (1)(2)	3.58%	3.76%	(18)	bps
(1) Refer to the “Non-GAAP Measures” section in this Item 2 of this Form 10-Q for more information about this non-GAAP financial measure.
(2) Core net interest margin (non-GAAP) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the first quarter of 2017, net interest income was $66.6 million, an increase of $2.8 million from the first quarter of 2016. For the first quarter of 2017, tax-equivalent net interest income was $69.1 million, an increase of $2.9 million from the first quarter of 2016. The increases in both net interest income and tax-equivalent net interest income were primarily driven by higher average loan balances and higher acquisition-related accretion. Net accretion related to acquisition accounting increased $347,000 from the first quarter of 2016 to $1.5 million in the first quarter of 2017. In the first quarter of 2017, net interest margin decreased 16 basis points to 3.52% from 3.68% in the first quarter of 2016, while tax-equivalent net interest margin decreased by 16 basis points to 3.66% compared to 3.82% for the same periods. Core tax-equivalent net interest margin (which excludes the 8 basis point impact of acquisition accounting accretion in the first quarter of 2017 and 6 basis points the first quarter of 2016) decreased by 18 basis points to 3.58% in the first quarter of 2017 from 3.76% in the first quarter of 2016. The net decreases in net interest margin and tax-equivalent net interest margin measures were driven by the 4 basis point decline in interest-earning asset yields and the 12 basis point increase in cost of funds. The decline in interest-earning asset yields was primarily driven by lower loan yields, as new and renewed loans were originated and re-priced at lower rates, as well as lower levels of fees on loans. The increase in the cost of funds was primarily attributable to subordinated debt that the Company issued at the end of 2016.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$746,359	$4,923	2.68%	$743,724	$4,316	2.33%
Tax-exempt	461,409	5,480	4.82%	443,426	5,291	4.80%
Total securities	1,207,768	10,403	3.49%	1,187,150	9,607	3.25%
Loans, net (3) (4)	6,383,905	68,503	4.35%	5,709,998	63,326	4.46%
Other earning assets	69,264	274	4.60%	71,840	305	1.71%
Total earning assets	7,660,937	$79,180	4.19%	6,968,988	$73,238	4.23%
Allowance for loan losses	(37,898)			(35,034)
Total non-earning assets	842,478			830,876
Total assets	$8,465,517			$7,764,830
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$3,205,692	$1,969	0.25%	$2,809,961	$1,393	0.20%
Regular savings	596,559	191	0.13%	580,923	217	0.15%
Time deposits	1,211,064	2,917	0.98%	1,171,972	2,585	0.89%
Total interest-bearing deposits	5,013,315	5,077	0.41%	4,562,856	4,195	0.37%
Other borrowings (5)	986,645	4,996	2.05%	816,943	2,823	1.39%
Total interest-bearing liabilities	5,999,960	$10,073	0.68%	5,379,799	$7,018	0.52%
Noninterest-bearing liabilities:
Demand deposits	1,393,966			1,336,548
Other liabilities	61,273			59,069
Total liabilities	7,455,199			6,775,416
Stockholders' equity	1,010,318			989,414
Total liabilities and stockholders' equity	$8,465,517			$7,764,830
Net interest income		$69,107			$66,220
Interest rate spread			3.51%			3.71%
Cost of funds			0.53%			0.41%
Net interest margin (6)			3.66%			3.82%
(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(2) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.
(3) Nonaccrual loans are included in average loans outstanding.
(4) Interest income on loans includes $1.4 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on borrowings includes $48,000 and $62,000 for the three months ended March 31, 2017 and 2016, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Core net interest margin excludes purchase accounting adjustments and was 3.58% and 3.76% for the three months ended March 31, 2017 and 2016, respectively.

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

	Three Months Ended March 31, 2017 vs. March 31, 2016 Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$15	$592	$607
Tax-exempt	213	(24)	189
Total securities	228	568	796
Loans, net (1)	7,284	(2,107)	5,177
Other earning assets	(10)	(21)	(31)
Total earning assets	$7,502	$(1,560)	$5,942
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$214	$362	$576
Regular savings	6	(32)	(26)
Time Deposits	88	244	332
Total interest-bearing deposits	308	574	882
Other borrowings (2)	670	1,503	2,173
Total interest-bearing liabilities	978	2,077	3,055
Change in net interest income	$6,524	$(3,637)	$2,887

(1) The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $361,000.
(2) The rate-related change in interest expense on other borrowings includes the impact of lower accretion of the acquisition-related fair market value adjustments of $14,000.

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for the quarters ended March 31, 2016 and 2017 as well as the remaining estimated net accretion are reflected in the following table (dollars in thousands):

	Loan Accretion	Borrowings Accretion (Amortization)	Total
For the quarter ended March 31, 2016	$1,084	$62	$1,146
For the quarter ended March 31, 2017	1,445	48	1,493
For the remaining nine months of 2017	4,100	122	4,222
For the years ending:
2018	4,835	(143)	4,692
2019	3,566	(286)	3,280
2020	2,707	(301)	2,406
2021	2,127	(316)	1,811
2022	1,732	(332)	1,400
Thereafter	6,589	(4,974)	1,615

Noninterest Income

	For the Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,829	$4,734	$95	2.0%
Other service charges and fees	4,408	4,156	252	6.1%
Fiduciary and asset management fees	2,794	2,138	656	30.7%
Mortgage banking income, net	2,025	2,146	(121)	(5.6)%
Gains on securities transactions, net	481	143	338	236.4%
Bank owned life insurance income	2,125	1,372	753	54.9%
Loan-related interest rate swap fees	1,180	662	518	78.2%
Other operating income	997	563	434	77.1%
Total noninterest income	$18,839	$15,914	$2,925	18.4%

Community bank segment	$16,757	13,608	$3,149	23.1%
Mortgage segment	2,223	2,477	(254)	(10.3)%
Intercompany eliminations	(141)	(171)	30	17.5%
Total noninterest income	$18,839	$15,914	$2,925	18.4%

Noninterest income increased $2.9 million, or 18.4%, to $18.8 million for the quarter ended March 31, 2017 from $15.9 million for the first quarter of 2016. For the first quarter of 2017, bank owned life insurance income increased $753,000 primarily related to death benefit proceeds received; fiduciary and asset management fees were $656,000 higher due to the acquisition of ODCM in the second quarter of 2016; loan-related swap fees increased $518,000; customer-related fee income increased $347,000 primarily related to increases in debit card interchange fees; and gains on sales of securities were $338,000 higher, in each case as compared to the first quarter of 2016.

Noninterest expense

	For the Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$32,168	$28,048	$4,120	14.7%
Occupancy expenses	4,903	4,976	(73)	(1.5)%
Furniture and equipment expenses	2,603	2,636	(33)	(1.3)%
Printing, postage, and supplies	1,150	1,139	11	1.0%
Communications expense	910	1,089	(179)	(16.4)%
Technology and data processing	3,900	3,814	86	2.3%
Professional services	1,658	1,989	(331)	(16.6)%
Marketing and advertising expense	1,740	1,938	(198)	(10.2)%
FDIC assessment premiums and other insurance	706	1,362	(656)	(48.2)%
Other taxes	2,022	1,618	404	25.0%
Loan-related expenses	1,329	878	451	51.4%
OREO and credit-related expenses	541	569	(28)	(4.9)%
Amortization of intangible assets	1,637	1,880	(243)	(12.9)%
Training and other personnel costs	969	744	225	30.2%
Other expenses	1,159	1,592	(433)	(27.2)%
Total noninterest expense	$57,395	$54,272	$3,123	5.8%

Community bank segment	$55,014	$51,844	$3,170	6.1%
Mortgage segment	2,522	2,599	(77)	(3.0)%
Intercompany eliminations	(141)	(171)	30	17.5%
Total noninterest expense	$57,395	$54,272	$3,123	5.8%
(1) OREO related costs include foreclosure related expenses, gains/losses on the sale of OREO, valuation reserves, and asset resolution related legal expenses.

Noninterest expense increased $3.1 million, or 5.8%, to $57.4 million for the quarter ended March 31, 2017 from $54.3 million in the first quarter of 2016. Salaries and benefits expenses increased by $4.1 million primarily related to annual merit adjustments; increases in group insurance and incentive compensation; and increases related to investments in the Company's growth with the Bank's ODCM acquisition and the opening of a loan production office, or LPO, in North Carolina. This increase was partially offset by lower FDIC and other insurance expenses of $656,000 and declines in professional fees of $331,000 due to lower legal and consulting fees.

SEGMENT INFORMATION

Community Bank Segment

For the three months ended March 31, 2017, the community bank segment reported net income of $19.1 million, which was an increase of $2.2 million from the first quarter of 2016. Net interest income increased $2.8 million year-over-year to $66.2 million for the quarter ended March 31, 2017, primarily driven by higher average loan balances and higher acquisition-related accretion. The provision for credit losses for the quarter ended March 31, 2017 was $2.1 million, a decrease of $396,000 compared to the quarter ended March 31, 2016, primarily driven by lower charge-off levels.

Noninterest income increased $3.2 million, or 23.1%, from $13.6 million in the first quarter of 2016 to $16.8 million in the first quarter of 2017. Customer-related fee income increased $347,000 primarily due to higher debit card interchange fees. Fiduciary and asset management fees also increased by $656,000 related to the acquisition of ODCM. Other increases in noninterest income were related to higher bank owned life insurance income of $753,000 primarily related to death benefit proceeds received and higher loan-related interest-rate swap fees of $518,000 in the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016.

Noninterest expense increased $3.2 million, or 6.1%, from $51.8 million in the first quarter of 2016 to $55.0 million in the quarter ended March 31, 2017. The increase in noninterest expense is driven by increases in salaries and benefits expense of $4.2 million primarily related to annual merit adjustments; increases in group insurance and incentive compensation; and increases related to investments in the Company's growth with the Bank's ODCM acquisition and the opening of a North Carolina LPO. This increase in noninterest expense was partially offset by lower FDIC and other insurance expenses and professional fees related to lower legal and consulting fees.

Mortgage Segment

The mortgage segment reported net income of $4,000 for the first quarter of 2017, compared to net income of $54,000 in the first quarter of 2016. Mortgage banking income, net of commissions, decreased $121,000, due to lower gain on sale margins. Mortgage loan originations increased $2.0 million, or 2.0%, from $98.2 million for the quarter ended March 31, 2016 to $100.2 million for the quarter ended March 31, 2017. Noninterest expense decreased $77,000, largely a result of declines in personnel costs.

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

In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of temporary differences, projected future taxable income, and tax planning strategies. Management continues to believe that it is not likely that the Company will realize its deferred tax asset related to net operating losses generated at the state level and accordingly has established a valuation allowance. The Company’s bank subsidiary is not subject to a state income tax in its primary place of business (Virginia). The Company’s other subsidiaries are subject to state income taxes and have generated losses on a consolidated basis for state income tax purposes which the Company is currently unable to utilize. State net operating loss carryovers will begin to expire after 2026.

The effective tax rate for the three months ended March 31, 2017 and 2016 was 26.1% and 25.5%, respectively. The increase in the effective tax rate is primarily related to tax-exempt interest and bank owned life insurance income being a smaller percentage of pre-tax income in 2017 compared to 2016.

BALANCE SHEET

Assets
At March 31, 2017, total assets were $8.7 billion, an increase of $243.1 million, or 11.6% (annualized), from $8.4 billion at December 31, 2016. The increase in assets was mostly related to loan growth.

Loans held for investment, net of deferred fees and costs, were $6.6 billion at March 31, 2017, an increase of $247.0 million, or 15.7% (annualized), from December 31, 2016. Loan growth occurred across all categories. Quarterly average loans increased $169.8 million, or 10.9% (annualized), for the quarter ended March 31, 2017 compared to the quarter ended December 31, 2016. For additional information on the Company’s loan activity, please refer to “Loan Portfolio” below or Note 3 “Loans and Allowance for Loan Losses” in Part I, Item 1 – Financial Statements, of this report.

Liabilities and Stockholders’ Equity
At March 31, 2017, total liabilities were $7.7 billion, an increase of $228.5 million from December 31, 2016.

Total deposits were $6.6 billion at March 31, 2017, an increase of $234.7 million, or 14.7% (annualized), from December 31, 2016. Deposits increased in all categories when compared to year-end 2016, but was primarily driven by increases in demand and interest-bearing deposits consisting of NOW and money market accounts. Quarterly average deposits increased $97.3 million, or 6.2% (annualized), for the quarter ended March 31, 2017 compared to the quarter ended December 31, 2016. For further discussion on this topic, see “Deposits” below.

At March 31, 2017, stockholders’ equity was $1.0 billion, an increase of $14.6 million from December 31, 2016. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes but have decreased from prior periods primarily due to share repurchases and asset growth. The total risk-based capital ratios at March 31, 2017 and December 31, 2016 were 13.30% and 13.56%, respectively. The Tier 1 risk-based capital ratios were 10.77% and 10.97% at March 31, 2017 and December 31, 2016, respectively. The common equity Tier 1 risk-based capital ratios were 9.55% and 9.72% at March 31, 2017 and December 31, 2016, respectively. The Company’s common equity to total asset ratios at March 31, 2017 and December 31, 2016 were 11.71% and 11.88%, respectively, while its tangible common equity to tangible assets ratios were 8.36% and 8.41%, respectively, at the same dates.

Also, the Company declared and paid a cash dividend of $0.20 per share during the first quarter of 2017, consistent with the dividend paid in the prior quarter, and an increase of $0.01 per share, or 5.3%, compared to the dividend paid during the same quarter in the prior year.

Securities
At March 31, 2017, the Company had total investments in the amount of $1.2 billion, or 14.1 % of total assets, as compared to $1.2 billion, or 14.3% of total assets, at December 31, 2016. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to many of its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The table below sets forth a summary of the securities available for sale, securities held to maturity, and restricted stock for the following periods (dollars in thousands):

	March 31, 2017	December 31, 2016
Available for Sale:
Obligations of states and political subdivisions	$277,849	$275,890
Corporate and other bonds	112,046	121,780
Mortgage-backed securities	549,355	535,286
Other securities	13,808	13,808
Total securities available for sale, at fair value	953,058	946,764

Held to Maturity:
Obligations of states and political subdivisions, at carrying value	203,478	201,526

Federal Reserve Bank stock	27,558	23,808
Federal Home Loan Bank stock	37,844	36,974
Total restricted stock, at cost	65,402	60,782
Total investments	$1,221,938	$1,209,072

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized for the quarter ended March 31, 2017. For the year ended December 31, 2015, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000. During the quarter ended March 31, 2016, the municipal security was sold.  As a result, the Company recognized an additional loss on sale of the previously written down security. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of March 31, 2017 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Mortgage backed securities:
Amortized cost	$208	$57,232	$152,643	$338,374	$548,457
Fair value	211	57,119	152,565	339,460	549,355
Weighted average yield (1)	3.75	1.99	2.21	2.48	2.35

Obligations of states and political subdivisions:
Amortized cost	13,313	56,140	78,844	125,706	274,003
Fair value	13,470	58,120	81,172	125,087	277,849
Weighted average yield (1)	6.05	4.70	4.50	3.90	4.34

Corporate bonds and other securities:
Amortized cost	11,385	518	52,530	61,884	126,317
Fair value	11,308	518	53,181	60,847	125,854
Weighted average yield (1)	0.30	0.47	4.44	2.10	2.91

Total securities available for sale:
Amortized cost	24,906	113,890	284,017	525,964	948,777
Fair value	24,989	115,757	286,918	525,394	953,058
Weighted average yield (1)	3.40	3.32	3.26	2.78	3.00

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of securities held to maturity at carrying value and their weighted average yields as of March 31, 2017 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Obligations of states and political subdivisions:
Carrying Value	$4,108	$30,050	$62,127	$107,193	$203,478
Fair value	4,140	30,503	62,485	108,483	205,611
Weighted average yield (1)	2.80	2.65	3.11	3.74	3.37

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of March 31, 2017, the Company maintained a diversified municipal bond portfolio with approximately 75% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the Commonwealth of Virginia and the State of Texas both represented 12% and issuances within the State of Washington represented 11% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

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

As of March 31, 2017, liquid assets totaled $2.2 billion, or 28.3%, of total earning assets. As of March 31, 2017, approximately $2.0 billion, or 30.6%, of total loans are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments.

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $6.6 billion at March 31, 2017, $6.3 billion at December 31, 2016, and $5.8 billion at March 31, 2016, respectively. Commercial real estate - non-owner occupied loans continue to represent the Company’s largest category, comprising 24.9% of the total loan portfolio at March 31, 2017.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
Construction and Land Development	$770,287	11.8%	$751,131	11.9%	$776,430	12.6%	$765,997	12.9%	$776,698	13.4%
Commercial Real Estate - Owner Occupied	870,559	13.3%	857,805	13.6%	857,142	13.9%	831,880	14.0%	849,202	14.7%
Commercial Real Estate - Non-Owner Occupied	1,631,767	24.9%	1,564,295	24.8%	1,454,828	23.7%	1,370,745	23.1%	1,296,251	22.5%
Multifamily Real Estate	353,769	5.4%	334,276	5.3%	339,313	5.5%	337,723	5.7%	323,270	5.6%
Commercial & Industrial	576,567	8.8%	551,526	8.7%	509,857	8.3%	469,054	7.9%	453,208	7.8%
Residential 1-4 Family	1,057,439	16.1%	1,029,547	16.3%	999,361	16.3%	992,457	16.7%	978,478	16.9%
Auto	271,466	4.1%	262,071	4.2%	255,188	4.2%	244,575	4.1%	241,737	4.2%
HELOC	527,863	8.1%	526,884	8.4%	524,097	8.5%	519,196	8.7%	517,122	8.9%
Consumer and all other	494,329	7.5%	429,525	6.8%	432,702	7.0%	409,471	6.9%	344,536	6.0%
Total loans held for investment	$6,554,046	100.0%	$6,307,060	100.0%	$6,148,918	100.0%	$5,941,098	100.0%	$5,780,502	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of March 31, 2017 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Construction and Land Development	$770,287	$460,265	$186,425	$153,335	$33,090	$123,597	$99,641	$23,956
Commercial Real Estate - Owner Occupied	870,559	94,692	252,681	43,370	209,311	523,186	361,939	161,247
Commercial Real Estate - Non-Owner Occupied	1,631,767	137,264	559,793	197,067	362,726	934,710	657,825	276,885
Multifamily Real Estate	353,769	23,611	140,023	28,120	111,903	190,135	164,435	25,700
Commercial & Industrial	576,567	184,634	172,026	129,123	42,903	219,907	146,816	73,091
Residential 1-4 Family	1,057,439	71,129	345,253	12,568	332,685	641,057	359,330	281,727
Auto	271,466	2,094	—	—	—	269,372	129,560	139,812
HELOC	527,863	34,215	491,179	41,263	449,916	2,469	2,019	450
Consumer and all other	494,329	44,135	47,640	10,972	36,668	402,554	164,457	238,097
Total loans held for investment	$6,554,046	$1,052,039	$2,195,020	$615,818	$1,579,202	$3,306,987	$2,086,022	$1,220,965

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at March 31, 2017, the largest component of the Company’s loan portfolio consisted of commercial real estate loans, residential 1-4 family loans, and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG primarily serves as a secondary mortgage banking operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

Asset Quality

Overview
During the first quarter of 2017, the Company experienced declines in past due loan levels as well as in net charge-off levels from the prior quarter and the first quarter of 2016. Nonaccrual loan levels increased in the first quarter of 2017, primarily related to two credit relationships. The loan loss provision and allowance for loan loss increased from December 31, 2016 due to loan growth and increased specific reserves related to increases in nonaccrual loans.

All nonaccrual and past due loan metrics discussed below exclude purchased credit impaired (“PCI”) loans totaling $57.8 million (net of fair value mark of $13.7 million) at March 31, 2017.

Troubled Debt Restructurings
The total recorded investment in TDRs as of March 31, 2017 was $18.7 million, an increase of $3.3 million, or 21.6%, from $15.4 million at December 31, 2016 and an increase of $5.8 million, or 44.5%, from $13.0 million at March 31, 2016. Of the $18.7 million of TDRs at March 31, 2017, $14.3 million, or 76.5%, were considered performing while the remaining $4.4 million were considered nonperforming.

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

Nonperforming Assets ("NPAs")
At March 31, 2017, NPAs totaled $31.9 million, an increase of $11.9 million, or 59.3%, from December 31, 2016 and an increase of $4.6 million, or 16.8%, from a year ago. In addition, NPAs as a percentage of total outstanding loans increased 17 basis points to 0.49% at March 31, 2017 from 0.32% as of December 31, 2016 and increased 2 basis points from 0.47% a year earlier.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Nonaccrual loans, excluding PCI loans	$22,338	$9,973	$12,677	$10,861	$13,092
Foreclosed properties	6,951	7,430	7,927	10,076	10,941
Former bank premises	2,654	2,654	2,654	3,305	3,305
Total nonperforming assets	31,943	20,057	23,258	24,242	27,338
Loans past due 90 days and accruing interest	2,323	3,005	3,529	3,533	5,723
Total nonperforming assets and loans past due 90 days and accruing interest	$34,266	$23,062	$26,787	$27,775	$33,061

Performing TDRs	$14,325	$13,967	$11,824	$11,885	$11,486
PCI loans	57,770	59,292	62,346	67,170	70,105

Balances
Allowance for loan losses	$38,414	$37,192	$36,542	$35,074	$34,399
Average loans, net of deferred fees and costs	6,383,905	6,214,084	6,033,723	5,863,007	5,709,998
Loans, net of deferred fees and costs	6,554,046	6,307,060	6,148,918	5,941,098	5,780,502

Ratios
NPAs to total loans	0.49%	0.32%	0.38%	0.41%	0.47%
NPAs & loans 90 days past due to total loans	0.52%	0.37%	0.44%	0.47%	0.57%
NPAs to total loans & OREO	0.49%	0.32%	0.38%	0.41%	0.47%
NPAs & loans 90 days past due and accruing to total loans & OREO	0.52%	0.37%	0.43%	0.47%	0.57%
ALL to nonaccrual loans	171.97%	372.93%	288.25%	322.94%	262.75%
ALL to nonaccrual loans & loans 90 days past due and accruing	155.77%	286.58%	225.48%	243.67%	182.83%

Nonperforming assets at March 31, 2017 included $22.3 million in nonaccrual loans, a net increase of $12.4 million, or 124.0%, from December 31, 2016 and a net increase of $9.2 million, or 70.6%, from March 31, 2016. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Beginning Balance	$9,973	$12,677	$10,861	$13,092	$11,936
Net customer payments	(1,068)	(1,451)	(1,645)	(2,859)	(1,204)
Additions	13,557	1,094	4,359	2,568	5,150
Charge-offs	(97)	(1,216)	(660)	(1,096)	(1,446)
Loans returning to accruing status	(27)	(1,039)	(23)	(396)	(932)
Transfers to OREO	—	(92)	(215)	(448)	(412)
Ending Balance	$22,338	$9,973	$12,677	$10,861	$13,092

The nonaccrual additions in the first quarter of 2017 primarily relate to two unrelated credit relationships; one relationship was comprised of commercial and industrial and construction loans, while the other was comprised of commercial real estate - non-owner occupied loans.

The following table presents the composition of nonaccrual loans and the coverage ratio, which is the allowance for loan losses expressed as a percentage of nonaccrual loans, at the quarters ended (dollars in thousands):

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Construction and Land Development	$6,545	$2,037	$2,301	$1,604	$2,156
Commercial Real Estate - Owner Occupied	1,298	794	1,609	1,661	2,816
Commercial Real Estate - Non-owner Occupied	2,798	—	—	—	—
Commercial & Industrial	3,245	124	1,344	263	810
Residential 1-4 Family	5,856	5,279	5,279	5,448	5,696
Auto	393	169	231	140	162
HELOC	1,902	1,279	1,464	1,495	973
Consumer and All Other	301	291	449	250	479
Total	$22,338	$9,973	$12,677	$10,861	$13,092

Coverage Ratio	171.97%	372.93%	288.25%	322.94%	262.75%

Nonperforming assets at March 31, 2017 also included $9.6 million in OREO, a decrease of $479,000, or 4.8%, from December 31, 2016 and a decrease of $4.6 million, or 32.6%, from the prior year. The following table shows the activity in OREO for the quarters ended (dollars in thousands):

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Beginning Balance	$10,084	$10,581	$13,381	$14,246	$15,299
Additions of foreclosed property	—	859	246	501	456
Valuation adjustments	(238)	(138)	(479)	(274)	(126)
Proceeds from sales	(277)	(1,282)	(2,844)	(1,086)	(1,390)
Gains (losses) from sales	36	64	277	(6)	7
Ending Balance	$9,605	$10,084	$10,581	$13,381	$14,246

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Land	$3,328	$3,328	$3,440	$4,759	$4,874
Land Development	2,111	2,379	2,320	2,416	2,616
Residential Real Estate	1,338	1,549	1,806	2,412	2,707
Commercial Real Estate	174	174	361	489	744
Former Bank Premises (1)	2,654	2,654	2,654	3,305	3,305
Total	$9,605	$10,084	$10,581	$13,381	$14,246

(1) Includes closed branch property and land previously held for branch sites.

Past Due Loans
At March 31, 2017, total accruing past due loans were $26.9 million, or 0.41% of total loans, compared to $27.9 million, or 0.44%, at December 31, 2016 and $35.1 million, or 0.61%, a year ago. At March 31, 2017, loans past due 90 days or more and accruing interest totaled $2.3 million, or 0.04% of total loans, compared to $3.0 million, or 0.05%, at December 31, 2016 and $5.7 million, or 0.10%, a year ago.

Charge-offs and delinquencies
For the quarter ended March 31, 2017, net charge-offs were $788,000, or 0.05% of average loans on an annualized basis, compared to $2.2 million, or 0.15%, for the same quarter last year.

Provision for Credit Losses
The provision for loan losses for the quarter ended March 31, 2017 was $2.0 million, a decline of $494,000 compared to the same quarter a year ago. Despite the loan growth that has occurred during the year, the provision for loan losses declined in the first three months of 2017 compared to the same period in the prior year, primarily due to lower charge-off levels. Additionally, a $112,000 provision was recorded during the quarter ending March 31, 2017 related to off-balance sheet credit exposures, resulting in a total of $2.1 million in provision for credit losses for the quarter, compared to $2.6 million in the first quarter of 2016.

Allowance for Loan Losses
The allowance for loan losses of $38.4 million at March 31, 2017, is an increase of $1.2 million compared to the allowance for loan losses at December 31, 2016, primarily related to loan growth and increases in specific reserves related to nonaccrual loans. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the quarters ended (dollars in thousands):

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Balance, beginning of period	$37,192	$36,542	$35,074	$34,399	$34,047
Loans charged-off:
Commercial	241	620	16	668	617
Real estate	374	469	929	1,299	1,427
Consumer	1,018	738	518	318	936
Total loans charged-off	1,633	1,827	1,463	2,285	2,980
Recoveries:
Commercial	139	61	67	117	238
Real estate	273	806	303	281	391
Consumer	433	136	164	262	199
Total recoveries	845	1,003	534	660	828
Net charge-offs	788	824	929	1,625	2,152
Provision for loan losses	2,010	1,474	2,397	2,300	2,504
Balance, end of period	$38,414	$37,192	$36,542	$35,074	$34,399

ALL to loans	0.59%	0.59%	0.59%	0.59%	0.60%
ALL to loans, adjusted for acquisition accounting (Non-GAAP)	0.84%	0.86%	0.90%	0.92%	0.95%
Net charge-offs to average loans	0.05%	0.05%	0.06%	0.11%	0.15%
Provision to average loans	0.13%	0.09%	0.16%	0.16%	0.18%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of the quarters ended (dollars in thousands):

	March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$5,279	8.8%	$4,627	8.7%	$5,403	8.3%	$4,026	7.9%	$4,225	7.8%
Real estate	29,356	79.6%	29,441	80.3%	28,064	81.0%	28,061	81.6%	27,576	82.6%
Consumer	3,779	11.6%	3,124	11.0%	3,075	10.7%	2,987	10.5%	2,598	9.6%
Total	$38,414	100.0%	$37,192	100.0%	$36,542	100.0%	$35,074	100.0%	$34,399	100.0%
 (1) The percent represents the loan balance divided by total loans.

Deposits
As of March 31, 2017, total deposits were $6.6 billion, an increase of $234.7 million, or 14.7% (annualized), from December 31, 2016. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.2 billion accounted for 24.0% of total interest-bearing deposits at March 31, 2017.

The following table presents the deposit balances by major categories as of the quarters ended (dollars in thousands):

	March 31, 2017		December 31, 2016
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Non-interest bearing	$1,490,799	22.5%	$1,393,625	21.8%
NOW accounts	1,792,531	27.1%	1,765,956	27.7%
Money market accounts	1,499,585	22.7%	1,435,591	22.5%
Savings accounts	602,851	9.1%	591,742	9.3%
Time deposits of $100,000 and over	555,431	8.4%	530,275	8.3%
Other time deposits	672,998	10.2%	662,300	10.4%
Total Deposits	$6,614,195	100.0%	$6,379,489	100.0%

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of March 31, 2017 and December 31, 2016, there were $2.3 million and $0, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets. Maturities of time deposits as of March 31, 2017 were as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total
Maturities of time deposits of $100,000 and over	$55,686	$141,939	$357,806	$555,431
Maturities of other time deposits	85,461	210,769	376,768	672,998
Total time deposits	$141,147	$352,708	$734,574	$1,228,429

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

Beginning January 1, 2016, the capital conservation buffer requirement began to be phased in at 0.625% of risk-weighted assets, and will increase by the same amount each year until fully implemented at 2.5% on January 1, 2019. As of March 31, 2017, the capital conservation buffer was 1.25% of risk-weighted assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The table summarizes the Company’s regulatory capital and related ratios for the periods presented (dollars in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016
Common equity Tier 1 capital	$708,985	$699,728	$674,498
Tier 1 capital	799,485	790,228	764,998
Tier 2 capital	187,295	185,917	34,811
Total risk-based capital	986,780	976,145	799,809
Risk-weighted assets	7,420,280	7,200,778	6,577,394

Capital ratios:
Common equity Tier 1 capital ratio	9.55%	9.72%	10.25%
Tier 1 capital ratio	10.77%	10.97%	11.63%
Total capital ratio	13.30%	13.56%	12.16%
Leverage ratio (Tier 1 capital to average assets)	9.79%	9.87%	10.25%
Capital conservation buffer ratio (1)	4.77%	4.97%	4.16%
Common equity to total assets	11.71%	11.88%	12.52%
Tangible common equity to tangible assets	8.36%	8.41%	8.86%
(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company's actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company's capital conservation buffer ratio.

NON-GAAP MEASURES

In reporting the results of March 31, 2017, the Company has provided supplemental performance measures on a tax-equivalent, core, or tangible basis. These measures are a supplement to GAAP used to prepare the Company's financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company's non-GAAP measures may not be comparable to non-GAAP measures of other companies.

Net interest income (FTE), which is used in computing net interest margin (FTE), provides valuable additional insight into the net interest margin by adjusting for differences in tax treatment of interest income sources.

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

The following table reconciles these non-GAAP measures from their respective U.S. GAAP basis measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Interest Income (FTE)
Interest Income (GAAP)	$76,640	$70,749
FTE adjustment	2,540	2,489
Interest Income FTE (non-GAAP)	79,180	73,238

Average earning assets	$7,660,937	$6,968,988

Yield on interest-earning assets (GAAP)	4.05%	4.09%
Yield on interest-earning assets (FTE) (non-GAAP)	4.19%	4.23%
Net Interest Income (FTE) & Core Net Interest Income (FTE)
Net Interest Income (GAAP)	$66,567	$63,731
FTE adjustment	2,540	2,489
Net Interest Income FTE (non-GAAP)	69,107	66,220
Less: Net accretion of acquisition fair value marks	1,493	1,146
Core Net Interest Income FTE (non-GAAP)	$67,614	$65,074

Average earning assets	$7,660,937	$6,968,988

Net interest margin (GAAP)	3.52%	3.68%
Net interest margin (FTE) (non-GAAP)	3.66%	3.82%
Core net interest margin (FTE) (non-GAAP)	3.58%	3.76%
Tangible Assets
Ending Assets (GAAP)	$8,669,920	$7,832,611
Less: Ending goodwill	298,191	293,522
Less: Ending amortizable intangibles	18,965	21,430
Ending tangible assets (non-GAAP)	$8,352,764	$7,517,659
Tangible Common Equity
Ending Equity (GAAP)	$1,015,631	$980,978
Less: Ending goodwill	298,191	293,522
Less: Ending amortizable intangibles	18,965	21,430
Ending tangible common equity (non-GAAP)	$698,475	$666,026

Average equity (GAAP)	$1,010,318	$989,414
Less: Average goodwill	298,191	293,522
Less: Average amortizable intangibles	19,743	22,330
Average tangible common equity (non-GAAP)	$692,384	$673,562

ROE (GAAP)	7.68%	6.89%
ROTCE (non-GAAP)	11.20%	10.13%
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
The following table shows the allowance for loan losses as a percentage of the total loan portfolio, adjusted for acquisition accounting, as of the quarters ended (dollars in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016
Allowance for loan losses	$38,414	$37,192	$34,399
Remaining fair value mark on acquired performing loans	16,121	16,939	19,994
Adjusted allowance for loan losses	$54,535	$54,131	$54,393
Loans, net of deferred fees and costs	$6,554,046	$6,307,060	$5,780,502
Remaining fair value mark on acquired performing loans	16,121	16,939	19,994
Less: PCI loans, net of fair value mark	57,770	59,292	70,105
Adjusted loans, net of deferred fees and costs	$6,512,397	$6,264,707	$5,730,391
Allowance for loan losses ratio	0.59%	0.59%	0.60%
Allowance for loan losses ratio, adjusted for acquisition accounting	0.84%	0.86%	0.95%

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

The Company uses its simulation model to estimate earnings in rate environments where rates are instantaneously shocked up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon after an immediate increase or “shock” in rates, of 100 basis points up to 300 basis points. The shock down 200 or 300 basis points analysis is not as meaningful as interest rates across most of the yield curve are near historic lows and cannot decrease another 200 or 300 basis points. The model, under all scenarios, does not drop the index below zero.

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of March 31, 2017 and 2016 (dollars in thousands):

	Change In Net Interest Income March 31,
	2017		2016
	%	$	%	$
Change in Yield Curve:
+300 basis points	14.68	44,658	5.14	14,241
+200 basis points	10.05	30,566	3.72	10,304
+100 basis points	5.21	15,861	2.05	5,683
Most likely rate scenario	—	—	—	—
-100 basis points	(5.95)	(18,094)	(1.77)	(4,912)
-200 basis points	(10.18)	(30,968)	(3.59)	(9,934)
-300 basis points	(10.78)	(32,785)	(3.71)	(10,267)

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

As of March 31, 2017, the Company was more asset sensitive in a rising interest rate environment scenario when compared to March 31, 2016 in part due to the composition of the balance sheet and in part due to the market characteristics of certain deposit products. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 300 basis points interest rate environments, the Company does not believe the down 200 and 300 basis point scenarios are plausible given the current level of interest rates.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended March 31, 2017 and 2016 (dollars in thousands):

	Change In Economic Value of Equity March 31,
	2017		2016
	%	$	%	$
Change in Yield Curve:
+300 basis points	3.39	49,683	(1.23)	(16,345)
+200 basis points	2.97	43,563	0.06	757
+100 basis points	1.98	28,998	0.55	7,341
Most likely rate scenario	—	—	—	—
-100 basis points	(4.29)	(62,850)	(3.31)	(43,817)
-200 basis points	(11.31)	(165,668)	(7.21)	(95,510)
-300 basis points	(14.70)	(215,437)	(6.19)	(82,106)

As of March 31, 2017, the Company was more sensitive to market interest rate fluctuations when compared to March 31, 2016. The Company believes that the shock down 200 or 300 basis points analysis is not as meaningful since interest rates across most of the yield curve are near historic lows and are not likely to decrease another 200 or 300 basis points. While management considers this scenario highly unlikely, the natural floor increases the Company's sensitivity in rates down scenarios.

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

There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None.

(b) Use of Proceeds – Not Applicable.

(c) Issuer Purchases of Securities - None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description
3.01	Articles of Incorporation of Union Bankshares Corporation, as amended April 25, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 29, 2014).

3.02	Bylaws of Union Bankshares Corporation, as amended January 21, 2017. (incorporated by reference to Exhibit 3.02 to Annual Report on Form 10-K filed on February 28, 2017).

10.30	Management Incentive Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on February 28, 2017).

15.01	Letter regarding unaudited interim financial information.

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.00
Interactive data files formatted in eXtensible Business Reporting Language for the quarter ended March 31, 2017 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation

(Registrant)

Date: May 9, 2017	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2017	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)