Form 10-Q
period 2017-06-30
Union Bankshares Corp
filed 2017-08-08
CIK 883948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

Yes ☐ No ☒

The number of shares of common stock outstanding as of August 2, 2017 was 43,707,506.

UNION BANKSHARES CORPORATION
FORM 10-Q

Glossary of Acronyms and Defined Terms

AFS	–	Available for sale
ALCO	–	Asset Liability Committee
ALL	–	Allowance for loan losses
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated teller machine
the Bank	–	Union Bank & Trust
BOLI	–	Bank-owned life insurance
bps	–	Basis points
the Company	–	Union Bankshares Corporation
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	–	Earnings per share
Exchange Act	–	Securities Exchange Act of 1934
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
Federal Reserve	–	Board of Governors of the Federal Reserve System
Federal Reserve Bank	–	Federal Reserve Bank of Richmond
FHLB	–	Federal Home Loan Bank of Atlanta
U.S. GAAP or GAAP	–	Accounting principles generally accepted in the United States
HELOC	–	Home equity line of credit
HTM	–	Held to maturity
LIBOR	–	London Interbank Offered Rate
NPA	–	Nonperforming assets
ODCM	–	Old Dominion Capital Management, Inc.
OREO	–	Other real estate owned
OTTI	–	Other than temporary impairment
PCI	–	Purchased credit impaired
ROA	–	Return on average assets
ROE	–	Return on average common equity
ROTCE	–	Return on average tangible common equity
SEC	–	Securities and Exchange Commission
StellarOne	–	StellarOne Corporation
TDR	–	Troubled debt restructuring
UMG	–	Union Mortgage Group, Inc.
Xenith	–	Xenith Bankshares, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$135,759	$120,758
Interest-bearing deposits in other banks	45,473	58,030
Federal funds sold	678	449
Total cash and cash equivalents	181,910	179,237
Securities available for sale, at fair value	960,537	946,764
Securities held to maturity, at carrying value	205,630	201,526
Restricted stock, at cost	69,631	60,782
Loans held for sale, at fair value	41,135	36,487
Loans held for investment, net of deferred fees and costs	6,771,490	6,307,060
Less allowance for loan losses	38,214	37,192
Net loans held for investment	6,733,276	6,269,868
Premises and equipment, net	121,842	122,027
Other real estate owned, net of valuation allowance	9,482	10,084
Goodwill	298,191	298,191
Amortizable intangibles, net	17,422	20,602
Bank owned life insurance	180,110	179,318
Other assets	96,021	101,907
Total assets	$8,915,187	$8,426,793
LIABILITIES
Noninterest-bearing demand deposits	$1,501,570	$1,393,625
Interest-bearing deposits	5,262,864	4,985,864
Total deposits	6,764,434	6,379,489
Securities sold under agreements to repurchase	34,543	59,281
Other short-term borrowings	602,000	517,500
Long-term borrowings	434,260	413,308
Other liabilities	49,081	56,183
Total liabilities	7,884,318	7,425,761
Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, $1.33 par value, shares authorized 100,000,000; issued and outstanding, 43,706,000 shares and 43,609,317 shares, respectively.	57,643	57,506
Additional paid-in capital	607,666	605,397
Retained earnings	361,552	341,938
Accumulated other comprehensive income	4,008	(3,809)
Total stockholders' equity	1,030,869	1,001,032
Total liabilities and stockholders' equity	$8,915,187	$8,426,793
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest and dividend income:
Interest and fees on loans	$72,612	$64,747	$140,696	$127,694
Interest on deposits in other banks	115	65	186	112
Interest and dividends on securities:
Taxable	4,982	4,510	9,905	8,826
Nontaxable	3,512	3,459	7,074	6,898
Total interest and dividend income	81,221	72,781	157,861	143,530

Interest expense:
Interest on deposits	6,100	4,197	11,176	8,393
Interest on short-term borrowings	1,400	710	2,350	1,332
Interest on long-term borrowings	4,722	2,098	8,768	4,298
Total interest expense	12,222	7,005	22,294	14,023

Net interest income	68,999	65,776	135,567	129,507
Provision for credit losses	2,173	2,300	4,295	4,904
Net interest income after provision for credit losses	66,826	63,476	131,272	124,603

Noninterest income:
Service charges on deposit accounts	4,963	4,754	9,792	9,488
Other service charges and fees	4,637	4,418	9,045	8,574
Fiduciary and asset management fees	2,725	2,333	5,519	4,471
Mortgage banking income, net	2,793	2,972	4,818	5,117
Gains on securities transactions, net	117	3	598	146
Bank owned life insurance income	1,335	1,361	3,460	2,734
Loan-related interest rate swap fees	1,031	1,091	2,211	1,753
Other operating income	455	1,061	1,451	1,624
Total noninterest income	18,056	17,993	36,894	33,907

Noninterest expenses:
Salaries and benefits	30,561	28,519	62,730	56,567
Occupancy expenses	4,718	4,809	9,621	9,785
Furniture and equipment expenses	2,720	2,595	5,323	5,232
Printing, postage, and supplies	1,406	1,280	2,556	2,419
Communications expense	872	927	1,782	2,016
Technology and data processing	3,927	3,608	7,827	7,422
Professional services	2,092	2,548	3,750	4,537
Marketing and advertising expense	2,279	1,924	4,019	3,863
FDIC assessment premiums and other insurance	947	1,379	1,652	2,741
Other taxes	2,022	1,607	4,043	3,225
Loan-related expenses	1,281	1,229	2,610	2,107
OREO and credit-related expenses	342	894	884	1,463
Amortization of intangible assets	1,544	1,745	3,180	3,625
Training and other personnel costs	1,043	905	2,012	1,649
Acquisition and conversion costs	2,744	—	2,744	—
Other expenses	1,432	1,282	2,592	2,872
Total noninterest expenses	59,930	55,251	117,325	109,523

Income before income taxes	24,952	26,218	50,841	48,987
Income tax expense	6,996	6,881	13,761	12,689
Net income	$17,956	$19,337	$37,080	$36,298
Basic earnings per common share	$0.41	$0.44	$0.85	$0.82
Diluted earnings per common share	$0.41	$0.44	$0.85	$0.82
Dividends declared per common share	$0.20	$0.19	$0.40	$0.38
Basic weighted average number of common shares outstanding	43,693,427	43,746,583	43,674,070	43,998,929
Diluted weighted average number of common shares outstanding	43,783,952	43,824,183	43,755,045	44,075,706
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$17,956	$19,337	$37,080	$36,298
Other comprehensive income (loss):
Cash flow hedges:
Change in fair value of cash flow hedges	(775)	(1,007)	(807)	(3,688)
Reclassification adjustment for losses (gains) included in net income (net of tax, $171 and $74 for the three months and $269 and $150 for the six months ended June 30, 2017 and 2016, respectively)	318	138	499	279
AFS securities:
Unrealized holding gains (losses) arising during period (net of tax, $2,707 and $1,991 for the three months and $4,665 and $3,624 for the six months ended June 30, 2017 and 2016, respectively)	5,027	3,698	8,664	6,730
Reclassification adjustment for losses (gains) included in net income (net of tax, $41 and $1 for the three months and $209 and $51 for the six months ended June 30, 2017 and 2016, respectively)	(76)	(2)	(389)	(95)
HTM securities:
Reclassification adjustment for accretion of unrealized gain on AFS securities transferred to HTM (net of tax, $86 and $155 for the three months and $185 and $312 for the six months ended June 30, 2017 and 2016, respectively)	(160)	(287)	(344)	(579)
Bank owned life insurance:
Reclassification adjustment for losses included in net income	85	—	194	—
Other comprehensive income	4,419	2,540	7,817	2,647
Comprehensive income	$22,375	$21,877	$44,897	$38,945
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Dollars in thousands, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance - December 31, 2015	$59,159	$631,822	$298,134	$6,252	$995,367
Net income - 2016			36,298		36,298
Other comprehensive income (net of taxes of $3,411)				2,647	2,647
Issuance of common stock in regard to acquisition (17,232 shares)	23	430			453
Dividends on common stock ($0.38 per share)			(16,685)		(16,685)
Stock purchased under stock repurchase plan (1,312,556 shares)	(1,747)	(28,943)			(30,690)
Issuance of common stock under Equity Compensation Plans (34,227 shares)	46	436			482
Issuance of common stock for services rendered (9,552 shares)	13	227			240
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (31,993 shares)	43	(441)			(398)
Stock-based compensation expense		1,487			1,487
Balance - June 30, 2016	$57,537	$605,018	$317,747	$8,899	$989,201

Balance - December 31, 2016	$57,506	$605,397	$341,938	$(3,809)	$1,001,032
Net income - 2017			37,080		37,080
Other comprehensive income (net of taxes of $4,540)				7,817	7,817
Dividends on common stock ($0.40 per share)			(17,466)		(17,466)
Issuance of common stock under Equity Compensation Plans (31,818 shares)	43	529			572
Issuance of common stock for services rendered (11,320 shares)	15	383			398
Vesting of restricted stock, net of shares held for taxes, under Equity Compensation Plans (59,426 shares)	79	(1,145)			(1,066)
Stock-based compensation expense		2,502			2,502
Balance - June 30, 2017	$57,643	$607,666	$361,552	$4,008	$1,030,869
See accompanying notes to consolidated financial statements.

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Dollars in thousands)

	2017	2016
Operating activities:
Net income	$37,080	$36,298
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation of premises and equipment	5,431	4,983
Writedown of OREO	257	400
Amortization, net	6,977	6,845
Amortization related to acquisition, net	70	1,077
Provision for credit losses	4,295	4,904
Gains on securities transactions, net	(598)	(146)
Bank owned life insurance income	(3,460)	(2,734)
Increase in loans held for sale, net	(4,648)	(2,084)
Gains on sales of other real estate owned, net	(72)	(1)
Losses on sales of premises, net	27	72
Stock-based compensation expenses	2,502	1,487
Issuance of common stock for services	398	240
Net decrease (increase) in other assets	3,991	(8,549)
Net (decrease) increase in other liabilities	(4,392)	1,920
Net cash and cash equivalents provided by (used in) operating activities	47,858	44,712
Investing activities:
Purchases of securities available for sale and restricted stock	(124,411)	(122,690)
Purchases of securities held to maturity	(7,836)	—
Proceeds from sales of securities available for sale and restricted stock	52,626	15,424
Proceeds from maturities, calls and paydowns of securities available for sale	59,342	56,414
Proceeds from maturities, calls and paydowns of securities held to maturity	909	610
Net increase in loans held for investment	(464,667)	(271,689)
Net increase in premises and equipment	(5,273)	(3,059)
Proceeds from sales of other real estate owned	381	2,138
Cash paid in acquisition	—	(4,077)
Cash acquired in acquisitions	—	207
Net cash and cash equivalents provided by (used in) investing activities	(488,929)	(326,722)
Financing activities:
Net increase in noninterest-bearing deposits	107,945	19,797
Net increase in interest-bearing deposits	277,000	112,093
Net increase in short-term borrowings	59,762	289,285
Cash paid for contingent consideration	(3,003)	—
Proceeds from issuance of long-term debt	20,000	—
Repayments of long-term debt	—	(17,500)
Cash dividends paid - common stock	(17,466)	(16,685)
Repurchase of common stock	—	(30,690)
Issuance of common stock	572	482
Vesting of restricted stock, net of shares held for taxes	(1,066)	(398)
Net cash and cash equivalents provided by (used in) financing activities	443,744	356,384
Increase in cash and cash equivalents	2,673	74,374
Cash and cash equivalents at beginning of the period	179,237	142,660
Cash and cash equivalents at end of the period	$181,910	$217,034
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$22,424	$14,212
Income taxes	16,400	15,800
Supplemental schedule of noncash investing and financing activities
Transfers between loans and other real estate owned	$(36)	$619
Issuance of common stock in exchange for net assets in acquisition	—	453
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

Below is a summary of the Company's loan segments:

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

Commercial Real Estate – Owner Occupied – term loans made to support owner occupied real estate properties that rely upon the successful operation of the business occupying the property for repayment. General market conditions and economic activity may affect these types of loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by avoiding concentrations to any one business or industry.

Commercial Real Estate – Non-Owner Occupied – term loans typically made to borrowers to support income producing properties that rely upon the successful operation of the property for repayment. General market conditions and economic activity may impact the performance of these types of loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by diversifying the lending to various lines of businesses, such as retail, office, office warehouse, and hotel as well as avoiding concentrations to any one business or industry.

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

Consumer and all other – portfolios carry risks associated with the creditworthiness of the borrower and changes in the economic environment. The Company manages these risks through policies and procedures such as experienced underwriting, maximum debt to income ratios, and minimum borrower credit scores. Also included in this category are loans that generally support small business lines of credit and agricultural lending, neither of which are a material source of business for the Company.

Affordable Housing Entities
The Company invests in private investment funds that make equity investments in multifamily affordable housing properties that provide affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. For the three and six months ended June 30, 2017, the Company recognized amortization of $190,000 and $414,000, respectively, and tax credits of $174,000 and $484,000, respectively, associated with these investments within “Income tax expense” on the Company’s Consolidated Statements of Income. For the three and six months ended June 30, 2016, the Company recognized amortization of $130,000 and $260,000, respectively, and tax credits of $210,000 and $420,000, respectively. The carrying value of the Company’s investments in these qualified affordable housing projects was $9.4 million and $9.9 million as of June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, the Company's recorded liability totaled $4.6 million and $7.1 million, respectively, for the related unfunded commitments, which are expected to be paid from the second half of 2017 through 2019.

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

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The original guidance has been amended through subsequent accounting standard updates that resulted in technical corrections, improvements, and a one-year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-

based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are similarly excluded from the scope. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. The Company plans to adopt this guidance on the effective date, January 1, 2018. The Company is finalizing its assessment of the adoption of this ASU and the related subsequent technical corrections issued; however, based on the work performed, the Company does not anticipate that there will be a material impact on its consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU relates to changes in the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company has concluded the adoption of ASU 2017-09 will not have a material impact on its consolidated financial statements.

2. SECURITIES

Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of June 30, 2017 and December 31, 2016 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2017
Obligations of states and political subdivisions	$270,206	$9,087	$(753)	$278,540
Corporate bonds	116,318	1,009	(909)	116,418
Mortgage-backed securities	548,229	5,417	(1,895)	551,751
Other securities	13,886	—	(58)	13,828
Total available for sale securities	$948,639	$15,513	$(3,615)	$960,537

December 31, 2016
Obligations of states and political subdivisions	$274,007	$4,962	$(3,079)	$275,890
Corporate bonds	123,674	892	(2,786)	121,780
Mortgage-backed securities	536,031	4,626	(5,371)	535,286
Other securities	13,885	—	(77)	13,808
Total available for sale securities	$947,597	$10,480	$(11,313)	$946,764

The following table shows the gross unrealized losses and fair value (in thousands) of the Company’s available for sale securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of June 30, 2017 and December 31, 2016. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Obligations of states and political subdivisions	$27,804	$(717)	$624	$(36)	$28,428	$(753)
Mortgage-backed securities	197,560	(1,436)	41,582	(459)	239,142	(1,895)
Corporate bonds and other securities	20,230	(367)	38,872	(600)	59,102	(967)
Total available for sale securities	$245,594	$(2,520)	$81,078	$(1,095)	$326,672	$(3,615)

December 31, 2016
Obligations of states and political subdivisions	$108,440	$(3,007)	$588	$(72)	$109,028	$(3,079)
Mortgage-backed securities	316,469	(4,979)	42,096	(392)	358,565	(5,371)
Corporate bonds and other securities	47,388	(1,537)	40,468	(1,326)	87,856	(2,863)
Total available for sale securities	$472,297	$(9,523)	$83,152	$(1,790)	$555,449	$(11,313)

As of June 30, 2017, there were $81.1 million, or 30 issues, of individual available for sale securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $1.1 million and consisted of municipal obligations, mortgage-backed securities, and corporate bonds. As of December 31, 2016, there were $83.2 million, or 30 issues, of individual securities that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $1.8 million and consisted of municipal obligations, mortgage-backed securities, and corporate bonds. The Company has determined that these securities are temporarily impaired as of June 30, 2017 and December 31, 2016 for the reasons set out below:

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

The following table presents the amortized cost and estimated fair value of available for sale securities as of June 30, 2017 and December 31, 2016, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$23,527	$23,610	$21,403	$21,517
Due after one year through five years	120,077	122,479	108,198	109,778
Due after five years through ten years	276,269	281,588	300,552	301,888
Due after ten years	528,766	532,860	517,444	513,581
Total securities available for sale	$948,639	$960,537	$947,597	$946,764

For information regarding the estimated fair value of available for sale securities which were pledged to secure public deposits, repurchase agreements, and for other purposes as permitted or required by law as of June 30, 2017 and December 31, 2016, see Note 6 “Commitments and Contingencies.”

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

The carrying value, gross unrealized gains and losses, and estimated fair values of securities held to maturity as of June 30, 2017 and December 31, 2016 are summarized as follows (dollars in thousands):

	Carrying	Gross Unrealized		Estimated
	Value (1)	Gains	(Losses)	Fair Value
June 30, 2017
Obligations of states and political subdivisions	$205,630	$5,909	$(93)	$211,446

December 31, 2016
Obligations of states and political subdivisions	$201,526	$1,617	$(828)	$202,315

(1) The carrying value includes $4.4 million as of June 30, 2017 and $5.2 million as of December 31, 2016 of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion.

The following table shows the gross unrealized losses and fair value (dollars in thousands) of the Company’s held to maturity securities with unrealized losses that are not deemed to be other-than-temporarily impaired as of June 30, 2017 and December 31, 2016. These are aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Obligations of states and political subdivisions	$3,088	$(67)	$644	$(26)	$3,732	$(93)

December 31, 2016
Obligations of states and political subdivisions	$92,841	$(747)	$648	$(81)	$93,489	$(828)

As of June 30, 2017, there was $644,000, or one issue, of an individual held to maturity security that had been in a continuous loss position for more than 12 months. This security had an unrealized loss of $26,000. As of December 31, 2016, there was $648,000, or one issue, of an individual held to maturity security that had been in a continuous loss position for more than 12 months. This security had an unrealized loss of $81,000. The Company has determined that these securities in a loss position are temporarily impaired as of June 30, 2017 and December 31, 2016 for the reasons set out below:

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

The following table presents the amortized cost and estimated fair value of held to maturity securities as of June 30, 2017 and December 31, 2016, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017		December 31, 2016
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Due in one year or less	$4,797	$4,826	$4,403	$4,440
Due after one year through five years	34,383	35,020	28,383	28,763
Due after five years through ten years	63,538	65,281	51,730	51,522
Due after ten years	102,912	106,319	117,010	117,590
Total securities held to maturity	$205,630	$211,446	$201,526	$202,315

(1) The carrying value includes $4.4 million as of June 30, 2017 and $5.2 million as of December 31, 2016 of net unrealized gains present at the time of transfer from available for sale securities, net of any accretion.

For information regarding the estimated fair value of held to maturity securities which were pledged to secure public deposits as permitted or required by law as of June 30, 2017 and December 31, 2016, see Note 6 “Commitments and Contingencies.”

Restricted Stock, at cost
Due to restrictions placed upon the Bank’s common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company’s Consolidated Balance Sheets. At June 30, 2017 and December 31, 2016, the FHLB required the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank’s total assets. The Federal Reserve Bank required the Bank to maintain stock with a par value equal to 6% of its outstanding capital at both June 30, 2017 and December 31, 2016. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $27.6 million and $23.8 million for June 30, 2017 and December 31, 2016 and FHLB stock in the amount of $42.1 million and $37.0 million as of June 30, 2017 and December 31, 2016, respectively.

Other-Than-Temporary-Impairment
During each quarter, the Company conducts an assessment of the securities portfolio for OTTI consideration. The assessment considers factors such as external credit ratings, delinquency coverage ratios, market price, management’s judgment, expectations of future performance, and relevant industry research and analysis. An impairment is other-than-temporary if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on the assessment for the three and six months ended June 30, 2017, and in accordance with the guidance, no OTTI was recognized.

For the year ended December 31, 2015, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000.  During the quarter ended March 31, 2016, the municipal security was sold.  As a result, the Company recognized an additional loss on sale of the previously written down security.

Realized Gains and Losses
The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and six months ended June 30, 2017 and 2016 (dollars in thousands).

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Realized gains (losses):
Gross realized gains	$180	$661
Gross realized losses	(63)	(63)
Net realized gains	$117	$598

Proceeds from sales of securities	$31,320	$52,626

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Realized gains (losses):
Gross realized gains	$3	$242
Gross realized losses	—	(96)
Net realized gains	$3	$146

Proceeds from sales of securities	$892	$15,424

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their face amount, net of deferred fees and costs, and consist of the following at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Construction and Land Development	$799,938	$751,131
Commercial Real Estate - Owner Occupied	888,285	857,805
Commercial Real Estate - Non-Owner Occupied	1,698,329	1,564,295
Multifamily Real Estate	367,257	334,276
Commercial & Industrial	568,602	551,526
Residential 1-4 Family	1,066,519	1,029,547
Auto	274,162	262,071
HELOC	535,088	526,884
Consumer and all other	573,310	429,525
Total loans held for investment, net (1)	$6,771,490	$6,307,060

(1) Loans, as presented, are net of deferred fees and costs totaling $898,000 and $1.8 million as of June 30, 2017 and December 31, 2016, respectively.

The following table shows the aging of the Company’s loan portfolio, by segment, at June 30, 2017 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$602	$26	$83	$2,694	$5,659	$790,874	$799,938
Commercial Real Estate - Owner Occupied	3,148	194	56	17,906	1,279	865,702	888,285
Commercial Real Estate - Non-Owner Occupied	1,530	571	298	16,308	4,765	1,674,857	1,698,329
Multifamily Real Estate	500	—	—	2,047	—	364,710	367,257
Commercial & Industrial	1,652	113	55	751	4,281	561,750	568,602
Residential 1-4 Family	2,477	5,663	2,369	15,087	6,128	1,034,795	1,066,519
Auto	1,562	240	35	—	270	272,055	274,162
HELOC	1,405	964	544	1,156	2,059	528,960	535,088
Consumer and all other	1,891	1,242	185	218	133	569,641	573,310
Total loans held for investment	$14,767	$9,013	$3,625	$56,167	$24,574	$6,663,344	$6,771,490

The following table shows the aging of the Company’s loan portfolio, by segment, at December 31, 2016 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and still Accruing	PCI	Nonaccrual	Current	Total Loans
Construction and Land Development	$1,162	$232	$76	$2,922	$2,037	$744,702	$751,131
Commercial Real Estate - Owner Occupied	1,842	109	35	18,343	794	836,682	857,805
Commercial Real Estate - Non-Owner Occupied	2,369	—	—	17,303	—	1,544,623	1,564,295
Multifamily Real Estate	147	—	—	2,066	—	332,063	334,276
Commercial & Industrial	759	858	9	1,074	124	548,702	551,526
Residential 1-4 Family	7,038	534	2,048	16,200	5,279	998,448	1,029,547
Auto	2,570	317	111	—	169	258,904	262,071
HELOC	1,836	1,140	635	1,161	1,279	520,833	526,884
Consumer and all other	2,522	1,431	91	223	291	424,967	429,525
Total loans held for investment	$20,245	$4,621	$3,005	$59,292	$9,973	$6,209,924	$6,307,060

The following table shows the PCI loan portfolios, by segment and their delinquency status, at June 30, 2017 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$67	$—	$2,627	$2,694
Commercial Real Estate - Owner Occupied	339	650	16,917	17,906
Commercial Real Estate - Non-Owner Occupied	1,195	76	15,037	16,308
Multifamily Real Estate	—	—	2,047	2,047
Commercial & Industrial	109	—	642	751
Residential 1-4 Family	1,138	903	13,046	15,087
HELOC	221	127	808	1,156
Consumer and all other	35	—	183	218
Total	$3,104	$1,756	$51,307	$56,167

The following table shows the PCI loan portfolios, by segment and their delinquency status, at December 31, 2016 (dollars in thousands):

	30-89 Days Past Due	Greater than 90 Days	Current	Total
Construction and Land Development	$—	$84	$2,838	$2,922
Commercial Real Estate - Owner Occupied	271	519	17,553	18,343
Commercial Real Estate - Non-Owner Occupied	409	126	16,768	17,303
Multifamily Real Estate	—	—	2,066	2,066
Commercial & Industrial	44	56	974	1,074
Residential 1-4 Family	1,298	945	13,957	16,200
HELOC	175	121	865	1,161
Consumer and all other	—	—	223	223
Total	$2,197	$1,851	$55,244	$59,292

The Company measures the amount of impairment by evaluating loans either in their collective homogeneous pools or individually. The following table shows the Company’s impaired loans, excluding PCI loans, by segment at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a specific allowance
Construction and Land Development	$10,097	$10,109	$—	$13,877	$14,353	$—
Commercial Real Estate - Owner Occupied	5,810	5,981	—	5,886	6,042	—
Commercial Real Estate - Non-Owner Occupied	1,671	1,671	—	1,399	1,399	—
Commercial & Industrial	1,040	1,285	—	648	890	—
Residential 1-4 Family	9,144	10,208	—	8,496	9,518	—
HELOC	1,174	1,351	—	1,017	1,094	—
Consumer and all other	605	716	—	230	427	—
Total impaired loans without a specific allowance	$29,541	$31,321	$—	$31,553	$33,723	$—

Loans with a specific allowance
Construction and Land Development	$5,136	$5,331	$720	$1,395	$1,404	$107
Commercial Real Estate - Owner Occupied	631	631	3	646	646	4
Commercial Real Estate - Non-Owner Occupied	7,991	8,040	640	2,809	2,809	474
Commercial & Industrial	5,836	5,945	1,034	857	880	14
Residential 1-4 Family	3,834	4,071	424	3,335	3,535	200
Auto	270	393	1	169	235	1
HELOC	937	962	70	323	433	15
Consumer and all other	24	88	1	62	298	1
Total impaired loans with a specific allowance	$24,659	$25,461	$2,893	$9,596	$10,240	$816
Total impaired loans	$54,200	$56,782	$2,893	$41,149	$43,963	$816

The following tables show the average recorded investment and interest income recognized for the Company’s impaired loans, excluding PCI loans, by segment for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	$15,111	$119	$14,939	$235
Commercial Real Estate - Owner Occupied	6,471	61	6,507	122
Commercial Real Estate - Non-Owner Occupied	9,675	48	9,698	139
Commercial & Industrial	6,942	41	7,212	72
Residential 1-4 Family	13,311	43	13,372	108
Auto	347	2	368	2
HELOC	2,265	1	2,273	5
Consumer and all other	564	8	405	7
Total impaired loans	$54,686	$323	$54,774	$690

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Construction and Land Development	$30,524	$495	$30,174	$962
Commercial Real Estate - Owner Occupied	13,567	148	13,719	292
Commercial Real Estate - Non-Owner Occupied	4,215	43	4,216	79
Multifamily Real Estate	3,791	60	3,804	120
Commercial & Industrial	2,622	31	2,861	61
Residential 1-4 Family	14,189	90	14,365	183
Auto	162	—	183	—
HELOC	2,492	11	2,519	29
Consumer and all other	374	1	572	4
Total impaired loans	$71,936	$879	$72,413	$1,730
The Company considers TDRs to be impaired loans. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession that it would not otherwise consider to the borrower for economic or legal reasons related to the borrower’s financial difficulties. All loans that are considered to be TDRs are evaluated for impairment in accordance with the Company’s allowance for loan loss methodology and are included in the preceding impaired loan tables. For the three and six months ended June 30, 2017, the recorded investment in TDRs prior to modifications was not materially impacted by the modification.

The following table provides a summary, by segment, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed on nonaccrual status, which are considered to be nonperforming, as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017			December 31, 2016
	No. of Loans	Recorded Investment	Outstanding Commitment	No. of Loans	Recorded Investment	Outstanding Commitment
Performing
Construction and Land Development	7	$3,282	$—	8	$3,793	$—
Commercial Real Estate - Owner Occupied	6	2,579	—	7	3,106	—
Commercial Real Estate - Non-Owner Occupied	2	1,631	—	2	2,390	—
Commercial & Industrial	13	2,194	—	3	533	—
Residential 1-4 Family	32	4,766	—	28	4,145	—
Consumer and all other	1	495	—	—	—	—
Total performing	61	$14,947	$—	48	$13,967	$—

Nonperforming
Construction and Land Development	5	$502	$—	2	$215	$—
Commercial Real Estate - Owner Occupied	3	616	—	2	156	—
Commercial Real Estate - Non-Owner Occupied	1	2,050	—	—	—	—
Commercial & Industrial	1	86	—	1	116	—
Residential 1-4 Family	10	1,200	—	8	948	—
Total nonperforming	20	$4,454	$—	13	$1,435	$—

Total performing and nonperforming	81	$19,401	$—	61	$15,402	$—

The Company considers a default of a TDR to occur when the borrower is 90 days past due following the restructure or a foreclosure and repossession of the applicable collateral occurs. During the three and six months ended June 30, 2017, the Company identified five TDRs, totaling approximately $1.1 million that went into default that had been restructured in the twelve-month period prior to default; these loans consisted of commercial real estate - owner occupied, residential 1-4 family, and construction and land development loans. During the three and six months ended June 30, 2016, the Company did not identify any TDRs that went into default that had been restructured in the twelve-month period prior to default.

The following table shows, by segment and modification type, TDRs that occurred during the three and six months ended June 30, 2017 (dollars in thousands):

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	No. of Loans	Recorded Investment at Period End	No. of Loans	Recorded Investment at Period End
Modified to interest only, at a market rate
Commercial & Industrial	—	$—	5	$661
Total interest only at market rate of interest	—	$—	5	$661

Term modification, at a market rate
Construction and Land Development	3	$1,084	3	$1,084
Commercial Real Estate - Non-Owner Occupied	—	—	2	1,631
Commercial & Industrial	2	157	4	973
Residential 1-4 Family	2	562	5	939
Consumer and all other	1	495	1	495
Total loan term extended at a market rate	8	$2,298	15	$5,122

Term modification, below market rate
Commercial Real Estate - Owner Occupied	1	$844	1	$844
Commercial & Industrial	1	85	3	195
Residential 1-4 Family	3	244	7	1,107
Total loan term extended at a below market rate	5	$1,173	11	$2,146

Total	13	$3,471	31	$7,929
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

The following table shows the allowance for loan loss activity, balances for allowance for loan losses, and loan balances based on impairment methodology by segment for the six months ended and as of June 30, 2017. The table below includes the provision for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands):

	Allowance for loan losses
	Balance, beginning of the year	Recoveries credited to allowance	Loans charged off	Provision charged to operations	Balance, end of period
Construction and Land Development	$10,055	$45	$(253)	$(792)	$9,055
Commercial Real Estate - Owner Occupied	3,801	65	—	(514)	3,352
Commercial Real Estate - Non-Owner Occupied	6,622	1	(677)	1,390	7,336
Multifamily Real Estate	1,236	—	—	(117)	1,119
Commercial & Industrial	4,627	262	(557)	1,282	5,614
Residential 1-4 Family	6,399	266	(466)	49	6,248
Auto	946	249	(586)	311	920
HELOC	1,328	202	(573)	383	1,340
Consumer and all other	2,178	582	(1,848)	2,318	3,230
Total	$37,192	$1,672	$(4,960)	$4,310	$38,214

	Loans individually evaluated for impairment		Loans collectively evaluated for impairment		Loans acquired with deteriorated credit quality		Total
	Loans	ALL	Loans	ALL	Loans	ALL	Loans	ALL
Construction and Land Development	$15,233	$720	$782,011	$8,335	$2,694	$—	$799,938	$9,055
Commercial Real Estate - Owner Occupied	6,441	3	863,938	3,349	17,906	—	888,285	3,352
Commercial Real Estate - Non-Owner Occupied	9,662	640	1,672,359	6,696	16,308	—	1,698,329	7,336
Multifamily Real Estate	—	—	365,210	1,119	2,047	—	367,257	1,119
Commercial & Industrial	6,876	1,034	560,975	4,580	751	—	568,602	5,614
Residential 1-4 Family	12,978	424	1,038,454	5,824	15,087	—	1,066,519	6,248
Auto	270	1	273,892	919	—	—	274,162	920
HELOC	2,111	70	531,821	1,270	1,156	—	535,088	1,340
Consumer and all other	629	1	572,463	3,229	218	—	573,310	3,230
Total loans held for investment, net	$54,200	$2,893	$6,661,123	$35,321	$56,167	$—	$6,771,490	$38,214

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

The following table shows the recorded investment in all loans, excluding PCI loans, by segment with their related risk level as of June 30, 2017 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$726,106	$58,155	$12,883	$100	$797,244
Commercial Real Estate - Owner Occupied	824,793	41,397	4,189	—	870,379
Commercial Real Estate - Non-Owner Occupied	1,648,876	23,666	9,479	—	1,682,021
Multifamily Real Estate	358,597	6,613	—	—	365,210
Commercial & Industrial	543,951	18,291	5,609	—	567,851
Residential 1-4 Family	1,021,053	22,903	4,995	2,481	1,051,432
Auto	271,701	2,254	77	130	274,162
HELOC	528,606	3,501	1,245	580	533,932
Consumer and all other	570,248	2,226	509	109	573,092
Total	$6,493,931	$179,006	$38,986	$3,400	$6,715,323

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

The following table shows the recorded investment in only PCI loans by segment with their related risk level as of June 30, 2017 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Construction and Land Development	$1,121	$1,297	$276	$—	$2,694
Commercial Real Estate - Owner Occupied	5,617	8,337	3,952	—	17,906
Commercial Real Estate - Non-Owner Occupied	12,807	2,230	1,271	—	16,308
Multifamily Real Estate	338	1,709	—	—	2,047
Commercial & Industrial	105	368	278	—	751
Residential 1-4 Family	7,735	4,624	1,850	878	15,087
HELOC	808	221	11	116	1,156
Consumer and all other	158	49	11	—	218
Total	$28,689	$18,835	$7,649	$994	$56,167

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

The following shows changes in the accretable yield for loans accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, for the periods presented (dollars in thousands):

	For the Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$19,739	$22,139
Accretion	(3,188)	(2,792)
Reclass of nonaccretable difference due to improvement in expected cash flows	2,072	3,450
Other, net (1)	(875)	(2,139)
Balance at end of period	$17,748	$20,658

(1) This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate PCI loans, and discounted payoffs that occurred in the quarter.

The carrying value of the Company’s PCI loan portfolio, accounted for under ASC 310-30, totaled $56.2 million at June 30, 2017 and $59.3 million at December 31, 2016. The outstanding balance of the Company’s PCI loan portfolio totaled $68.9 million at June 30, 2017 and $73.6 million at December 31, 2016. The carrying value of the Company’s acquired performing loan portfolio, accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, totaled $996.8 million at June 30, 2017 and $1.1 billion at December 31, 2016; the remaining discount on these loans totaled $15.4 million at June 30, 2017 and $16.9 million at December 31, 2016.

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

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite lived intangible assets at least annually or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the second quarter of 2017 and determined that there was no impairment to its goodwill or intangible assets.

Amortization expense of core deposit intangibles for the three and six months ended June 30, 2017 totaled $1.4 million and $2.9 million, respectively; and the three and six months ended June 30, 2016 totaled $1.7 million and $3.6 million, respectively. Amortization expense of other intangibles for both the three and six months ended June 30, 2017 totaled $120,000 and $240,000, respectively and $0 for the both three and six months ended June 30, 2016. As of June 30, 2017, the estimated remaining amortization expense of intangibles is as follows (dollars in thousands):

For the remaining six months of 2017	$2,890
For the year ending December 31, 2018	4,625
For the year ending December 31, 2019	3,573
For the year ending December 31, 2020	2,509
For the year ending December 31, 2021	1,481
Thereafter	2,344
Total estimated amortization expense	$17,422

5. BORROWINGS

Short-term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Total short-term borrowings consist primarily of advances from the FHLB, federal funds purchased (which are secured overnight borrowings from other financial institutions), and other lines of credit. Also included in total short-term borrowings are securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Total short-term borrowings consist of the following as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Securities sold under agreements to repurchase	$34,543	$59,281
Other short-term borrowings	602,000	517,500
Total short-term borrowings	$636,543	$576,781

Maximum month-end outstanding balance	$696,529	$678,262
Average outstanding balance during the period	586,476	590,074
Average interest rate (year-to-date)	0.81%	0.49%
Average interest rate at end of period	1.02%	0.60%

Other short-term borrowings:
FHLB	602,000	517,500
Other lines of credit	—	—

The Bank maintains federal funds lines with several correspondent banks; the remaining available balance was $185.0 million and $175.0 million at both June 30, 2017 and December 31, 2016. The Company maintains an alternate line of credit at a correspondent bank; the available balance was $25.0 million at both June 30, 2017 and December 31, 2016. The Company has certain restrictive covenants related to certain asset quality, capital, and profitability metrics associated with these lines and is considered to be in compliance with these covenants. Additionally, the Company had a collateral dependent line of credit with the FHLB of up to $2.6 billion and $2.4 billion at June 30, 2017 and December 31, 2016, respectively.

Long-term Borrowings

In connection with two bank acquisitions prior to 2006, the Company issued trust preferred capital notes to fund the cash portion of those acquisitions, collectively totaling $58.5 million. In connection with the acquisition of StellarOne, the Company acquired trust preferred capital notes totaling $32.0 million with a remaining fair value discount of $6.6 million at June 30, 2017. The trust preferred capital notes currently qualify for Tier 1 capital of the Company for regulatory purposes.

	Trust Preferred Capital Securities (1)	Investment (1)	Spread to 3-Month LIBOR	Rate	Maturity
Trust Preferred Capital Note - Statutory Trust I	$22,500,000	$696,000	2.75%	4.05%	6/17/2034
Trust Preferred Capital Note - Statutory Trust II	36,000,000	1,114,000	1.40%	2.70%	6/15/2036
VFG Limited Liability Trust I Indenture	20,000,000	619,000	2.73%	4.03%	3/18/2034
FNB Statutory Trust II Indenture	12,000,000	372,000	3.10%	4.40%	6/26/2033
Total	$90,500,000	$2,801,000

(1)The total of the trust preferred capital securities and investments in the respective trusts represents the principal asset of the Company's junior subordinated debt securities with like maturities and like interest rates to the capital securities. The Company's investment in the trusts is reported in "Other Assets" on the Consolidated Balance Sheets.

During the fourth quarter of 2016, the Company issued $150.0 million of fixed-to-floating rate subordinated notes with an initial fixed interest rate of 5.00% through December 15, 2021. The interest rate then changes to a floating rate of LIBOR plus 3.175% through its maturity date in December 15, 2026. At June 30, 2017 and December 31, 2016, the carrying value of the subordinated debt was $150.0 million, with a remaining discount of $1.9 million, respectively.

On August 23, 2012, the Company modified its fixed rate FHLB advances to floating rate advances, which resulted in reducing the Company’s FHLB borrowing costs. In connection with this modification, the Company incurred a prepayment penalty of $19.6 million on the original advances, which is included as a component of long-term borrowings on the Company’s Consolidated Balance Sheets. In accordance with ASC 470-50, Modifications and Extinguishments, the Company is amortizing this prepayment penalty over the term of the modified advances using the effective rate method. The amortization expense is included as a component of interest expense on long-term borrowings on the Company’s Consolidated Statements of Income. Amortization expense for the three and six months ended June 30, 2017 and 2016 was $478,000 and $947,000 and $466,000 and $930,000, respectively.

In connection with the StellarOne acquisition, the Company assumed $70.0 million in long-term borrowings with the FHLB of which there is $20.0 million remaining at June 30, 2017 that had a remaining fair value premium of $336,000.

As of June 30, 2017, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount
Adjustable Rate Credit	0.44%	1.74%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	1.75%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	1.75%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	1.75%	11/23/2022	10,000
Fixed Rate	—	3.62%	11/28/2017	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	0.99%	10/19/2018	30,000
Fixed Rate Hybrid	—	1.58%	5/18/2020	20,000
				$210,000
(1) Interest rates calculated using non-rounded numbers.

As of December 31, 2016, the Company had long-term advances from the FHLB consisting of the following (dollars in thousands):

Long-term Type	Spread to 3-Month LIBOR	Interest Rate (1)	Maturity Date	Advance Amount

Adjustable Rate Credit	0.44%	1.44%	8/23/2022	$55,000
Adjustable Rate Credit	0.45%	1.45%	11/23/2022	65,000
Adjustable Rate Credit	0.45%	1.45%	11/23/2022	10,000
Adjustable Rate Credit	0.45%	1.45%	11/23/2022	10,000
Fixed Rate	—	3.62%	11/28/2017	10,000
Fixed Rate	—	3.75%	7/30/2018	5,000
Fixed Rate	—	3.97%	7/30/2018	5,000
Fixed Rate Hybrid	—	0.99%	10/19/2018	30,000
				$190,000
(1) Interest rates calculated using non-rounded numbers.

For information on the carrying value of loans and securities pledged as collateral on FHLB advances as of June 30, 2017 and December 31, 2016, refer to Note 6 "Commitments and Contingencies".

As of June 30, 2017, the contractual maturities of long-term debt are as follows for the years ending (dollars in thousands):

	Trust Preferred Capital Notes	Subordinated Debt	FHLB Advances	Fair Value Premium (Discount)	Prepayment Penalty	Total Long-term Borrowings
For the remaining six months of 2017	$—	$—	$10,000	$(25)	$(974)	$9,001
2018	—	—	40,000	(343)	(1,970)	37,687
2019	—	—	—	(486)	(2,018)	(2,504)
2020	—	—	20,000	(501)	(2,074)	17,425
2021	—	—	—	(516)	(2,119)	(2,635)
Thereafter	93,301	150,000	140,000	(6,308)	(1,707)	375,286
Total Long-term borrowings	$93,301	$150,000	$210,000	$(8,179)	$(10,862)	$434,260

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. The Company considers credit losses related to off-balance sheet commitments by undergoing a similar process in evaluating losses for loans that are carried on the balance sheet. The Company considers historical loss rates, current economic conditions, risk ratings, and past due status among other factors in the consideration of whether credit losses are inherent in the Company’s off-balance sheet commitments to extend credit. As of June 30, 2017 and December 31, 2016, the Company's reserve for off-balance sheet credit risk was $700,000 and $725,000, respectively, and is reported as a component of "Other Liabilities" on the Company's Consolidated Balance Sheets.

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

The following table presents the balances of commitments and contingencies (dollars in thousands):

	June 30, 2017	December 31, 2016
Commitments with off-balance sheet risk:
Commitments to extend credit (1)	$2,001,802	$1,924,885
Standby letters of credit	117,949	84,212
Total commitments with off-balance sheet risk	$2,119,751	$2,009,097

(1) Includes unfunded overdraft protection.

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the period ended June 30, 2017, the aggregate amount of daily average required reserves was approximately $71.6 million and was satisfied by vault cash holdings and deposits maintained with the Federal Reserve Bank.

As of June 30, 2017, the Company had approximately $42.4 million in deposits in other financial institutions, of which $20.2 million served as collateral for cash flow and loan swap derivatives. The Company had approximately $20.9 million in deposits in other financial institutions that were uninsured at June 30, 2017. At least annually, the Company’s management evaluates the loss risk of its uninsured deposits in financial counterparties.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify the interest rate characteristics of various balance sheet accounts. See Note 7 “Derivatives” for additional information.

The Company records an indemnification reserve that includes balances relating to mortgage loans previously sold based on historical statistics and loss rates; as of June 30, 2017 and December 31, 2016, the Company’s indemnification reserve was approximately $334,000 and $379,000, respectively.

As part of the Company's liquidity management strategy, it pledges collateral to secure various financing and other activities that occur during the normal course of business. The following tables present the types of collateral pledged, at June 30, 2017 and December 31, 2016 (dollars in thousands):

	Pledged Assets as of June 30, 2017
	Cash	AFS Securities (1)	HTM Securities (1)	Loans (2)	Total
Public deposits	$—	$224,984	$209,235	$—	$434,219
Repurchase agreements	—	92,678	—	—	92,678
FHLB advances	—	1,162	—	2,239,193	2,240,355
Derivatives	20,177	4,074	—	—	24,251
Other purposes	—	16,109	—	—	16,109
Total pledged assets	$20,177	$339,007	$209,235	$2,239,193	$2,807,612
(1) Balance represents market value.
(2) Balance represents book value.

	Pledged Assets as of December 31, 2016
	Cash	AFS Securities (1)	HTM Securities (1)	Loans (2)	Total
Public deposits	$—	$210,546	$197,889	$—	$408,435
Repurchase agreements	—	108,208	—	—	108,208
FHLB advances	—	1,475	—	1,959,929	1,961,404
Derivatives	33,595	4,376	—	—	37,971
Other purposes	—	17,499	—	—	17,499
Total pledged assets	$33,595	$342,104	$197,889	$1,959,929	$2,533,517

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
On June 13, 2016, the Company terminated three interest rate swaps designated as cash flow hedges prior to their respective maturity dates. The unrealized gain of $1.3 million within Accumulated Other Comprehensive Income will be reclassified into earnings over a three year period using the effective interest method. The estimated net amount of gains expected to be reclassified into earnings by June 30, 2018 is $391,000.
Fair Value Hedge
Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates. During the normal course of business, the Company enters into interest rate swaps to convert certain long-term fixed-rate loans to floating rates to hedge the Company’s exposure to interest rate risk. The Company pays a fixed interest rate to the counterparty and receives a floating rate from the same counterparty calculated on the aggregate notional amount. At June 30, 2017 and December 31, 2016, the aggregate notional amount of the related hedged items totaled $79.6 million and $65.9 million, respectively, and the fair value of the related hedged items was an unrealized loss of $547,000 and $890,000, respectively.
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

The following table summarizes key elements of the Company’s derivative instruments as of June 30, 2017 and December 31, 2016, segregated by derivatives that are considered accounting hedges and those that are not (dollars in thousands):

	June 30, 2017			December 31, 2016
		Derivative (2)			Derivative (2)
	Notional or Contractual Amount (1)	Assets	Liabilities	Notional or Contractual Amount (1)	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Cash flow hedges	$152,500	$153	$9,995	$188,500	$211	$9,619
Fair value hedges	79,560	1,282	368	65,920	1,437	296
Derivatives not designated as accounting hedges:
Loan Swaps
Pay fixed - receive floating interest rate swaps	492,158	2,770	—	373,355	—	1,005
Pay floating - receive fixed interest rate swaps	492,158	—	2,770	373,355	1,005	—
Other contracts:
Interest rate lock commitments	55,062	724	—	48,743	610	—
Best efforts forward delivery commitments	94,853	235	—	85,400	1,469	—

(1) Notional amounts are not recorded on the balance sheet and are generally used only as a basis on which interest and other payments are determined.
(2) Balances represent fair value of derivative financial instruments.

For information regarding collateral pledged on derivative instruments, see Note 6 “Commitments and Contingencies.”

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Unrealized Gains (Losses) on BOLI	Total
Balance - March 31, 2017	$2,782	$3,193	$(5,030)	$(1,356)	$(411)
Other comprehensive income (loss)	5,027	—	(775)	—	4,252
Amounts reclassified from accumulated other comprehensive income	(76)	(160)	318	85	167
Net current period other comprehensive income (loss)	4,951	(160)	(457)	85	4,419
Balance - June 30, 2017	$7,733	$3,033	$(5,487)	$(1,271)	$4,008

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Unrealized Gains (Losses) on BOLI	Total
Balance - December 31, 2016	$(542)	$3,377	$(5,179)	$(1,465)	$(3,809)
Other comprehensive income (loss)	8,664	—	(807)	—	7,857
Amounts reclassified from accumulated other comprehensive income	(389)	(344)	499	194	(40)
Net current period other comprehensive income (loss)	8,275	(344)	(308)	194	7,817
Balance - June 30, 2017	$7,733	$3,033	$(5,487)	$(1,271)	$4,008

The change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 is summarized as follows, net of tax (dollars in thousands):

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Total
Balance - March 31, 2016	$10,716	$4,140	$(8,497)	$6,359
Other comprehensive income (loss)	3,698	—	(1,007)	2,691
Amounts reclassified from accumulated other comprehensive income	(2)	(287)	138	(151)
Net current period other comprehensive income (loss)	$3,696	$(287)	$(869)	$2,540
Balance - June 30, 2016	$14,412	$3,853	$(9,366)	$8,899

	Unrealized Gains (Losses) on AFS Securities	Unrealized Gain for AFS Securities Transferred to HTM	Change in Fair Value of Cash Flow Hedge	Total
Balance - December 31, 2015	$7,777	$4,432	$(5,957)	$6,252
Other comprehensive income (loss)	6,730	—	(3,688)	3,042
Amounts reclassified from accumulated other comprehensive income	(95)	(579)	279	(395)
Net current period other comprehensive income (loss)	6,635	(579)	(3,409)	2,647
Balance - June 30, 2016	$14,412	$3,853	$(9,366)	$8,899

Reclassifications of unrealized gains (losses) on available for sale securities are reported on the Company’s Consolidated Statements of Income as “Gains on securities transactions, net” with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported gains of $117,000 and $598,000 for the three and six months ended June 30, 2017, respectively, and $3,000 and $146,000 for the three and six months ended June 30, 2016, respectively, related to the sale of securities. The tax effects of these transactions during the three and six months ended June 30, 2017 were $41,000 and $209,000, respectively, and were $1,000 and $51,000 during the three and six months ended June 30, 2016, respectively, which amounts were included as a component of income tax expense.

During the second quarter of 2015, the Company transferred securities, which it intends and has the ability to hold until maturity, with a fair value of $201.8 million on the date of transfer, from securities available for sale to securities held to maturity. The securities included net pre-tax unrealized gains of $8.1 million at the date of transfer. Reclassifications of the unrealized gains on transferred securities are reported over time as accretion within interest income on the Company's Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company recorded accretion of $246,000 and $529,000 for the three and six months ended June 30, 2017, respectively, and $442,000 and $891,000 for the three and six months ended June 30, 2016, respectively. The tax effect of these transactions during the three and six months ended June 30, 2017 were $86,000 and $185,000, respectively, and were $155,000 and $312,000 for the three and six months ended June 30, 2016, respectively, which were included as a component of income tax expense.

Reclassifications of the change in fair value of cash flow hedges are reported in interest income and interest expense on the Company’s Consolidated Statements of Income with the corresponding income tax effect being reflected as a component of income tax expense. The Company reported net interest expense of $489,000 and $768,000 for the three and six months ended June 30, 2017, respectively, and $212,000 and $429,000 for the three and six months ended June 30, 2016, respectively. The tax effects of these transactions during the three and six months ended June 30, 2017 were $171,000 and $269,000, respectively, and were $74,000 and $150,000 during the three and six months ended June 30, 2016, which were included as a component of income tax expense.

Reclassifications of unrealized losses on BOLI are reported in salaries and benefits expense on the Company's Consolidated Statements of Income. The Company reported expenses of $85,000 and $194,000 for the three and six months ended June 30, 2017, respectively, and $0 for the both three and six months ended June 30, 2016.

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

During the ordinary course of business, the Company enters into interest rate lock commitments related to the origination of mortgage loans held for sale, as well as best effort forward delivery commitments to mitigate interest rate risk; these instruments are recorded at estimated fair value based on the value of the underlying loan, which in turn is based on quoted prices for similar loans in the secondary market. This value, however, is adjusted by a pull-through rate, which considers the likelihood that the loan in a lock position will ultimately close. The pull-through rate is derived from the Company’s internal data and is adjusted using significant management judgment. The pull-through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. As such, interest rate lock commitments are classified as Level 3. An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments, while a decrease in the pull-through rate will result in a negative fair value adjustment. The Company’s weighted average pull-through rate was approximately 80% as of June 30, 2017 and December 31, 2016. The interest rate lock commitments are recorded as a component of “Other Assets” on the Company’s Consolidated Balance Sheets.

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2017 and December 31, 2016.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 (dollars in thousands):

	Fair Value Measurements at June 30, 2017 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$—	$278,540	$—	$278,540
Corporate and other bonds	—	116,418	—	116,418
Mortgage-backed securities	—	551,751	—	551,751
Other securities	—	13,828	—	13,828
Loans held for sale	—	41,135	—	41,135
Derivatives:
Interest rate swap	—	2,770	—	2,770
Cash flow hedges	—	153	—	153
Fair value hedges	—	1,282	—	1,282
Interest rate lock commitments	—	—	724	724
Best efforts forward delivery commitments	—	—	235	235

LIABILITIES
Derivatives:
Interest rate swap	$—	$2,770	$—	$2,770
Cash flow hedges	—	9,995	—	9,995
Fair value hedges	—	368	—	368

	Fair Value Measurements at December 31, 2016 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Securities available for sale:
Obligations of states and political subdivisions	$—	$275,890	$—	$275,890
Corporate and other bonds	—	121,780	—	121,780
Mortgage-backed securities	—	535,286	—	535,286
Other securities	—	13,808	—	13,808
Loans held for sale	—	36,487	—	36,487
Derivatives:
Interest rate swap	—	1,005	—	1,005
Cash flow hedges	—	211	—	211
Fair value hedges	—	1,437	—	1,437
Interest rate lock commitments	—	—	610	610
Best efforts forward delivery commitments	—	—	1,469	1,469

LIABILITIES
Derivatives:
Interest rate swap	$—	$1,005	$—	$1,005
Cash flow hedges	—	9,619	—	9,619
Fair value hedges	—	296	—	296

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

Impaired loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is solely from the underlying value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data. When evaluating the fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). At June 30, 2017 and December 31, 2016, the Level 3 weighted average adjustments related to impaired loans were 3.2% and 1.5%, respectively. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Company’s Consolidated Statements of Income.

Other real estate owned
OREO is evaluated for impairment at least quarterly by the Bank’s Special Asset Loan Committee and any necessary write downs to fair values are recorded as impairment and included as a component of noninterest expense. Fair values of OREO are carried at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation. At June 30, 2017 and December 31, 2016, the Level 3 weighted average adjustments related to OREO were approximately 25.3% and 25.1%, respectively.

Total valuation expenses related to OREO properties for the three months ended June 30, 2017 and 2016 totaled $19,000 and $274,000, respectively. Total valuation expenses related to OREO properties for the six months ended June 30, 2017 and 2016 totaled $257,000 and $400,000, respectively.

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016 (dollars in thousands):

	Fair Value Measurements at June 30, 2017 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$18,320	$18,320
Other real estate owned	—	—	9,482	9,482

	Fair Value Measurements at December 31, 2016 using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Balance
ASSETS
Impaired loans	$—	$—	$4,344	$4,344
Other real estate owned	—	—	10,084	10,084

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

The Company primarily uses Bloomberg Valuation Service, an independent information source that draws on quantitative models and market data contributed from over 4,000 market participants, to validate third party valuations. Any material differences between valuation sources are researched by further analyzing the various inputs that are utilized by each pricing source. No material differences were identified during the validation as of June 30, 2017 and December 31, 2016.

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

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$181,910	$181,910	$—	$—	$181,910
Securities available for sale	960,537	—	960,537	—	960,537
Held to maturity securities	205,630	—	211,446	—	211,446
Restricted stock	69,631	—	69,631	—	69,631
Loans held for sale	41,135	—	41,135	—	41,135
Net loans	6,733,276	—	—	6,745,405	6,745,405
Derivatives:
Interest rate swap	2,770	—	2,770	—	2,770
Cash flow hedge	153	—	153	—	153
Fair value hedge	1,282	—	1,282	—	1,282
Interest rate lock commitments	724	—	—	724	724
Best efforts forward delivery commitments	235	—	—	235	235
Accrued interest receivable	23,801	—	23,801	—	23,801
Bank owned life insurance	180,110	—	180,110	—	180,110

LIABILITIES
Deposits	$6,764,434	$—	$6,756,022	$—	$6,756,022
Borrowings	1,070,803	—	1,051,143	—	1,051,143
Accrued interest payable	2,196	—	2,196	—	2,196
Derivatives:
Interest rate swap	2,770	—	2,770	—	2,770
Cash flow hedges	9,995	—	9,995	—	9,995
Fair value hedges	368	—	368	—	368

		Fair Value Measurements at December 31, 2016 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and cash equivalents	$179,237	$179,237	$—	$—	$179,237
Securities available for sale	946,764	—	946,764	—	946,764
Held to maturity securities	201,526	—	202,315	—	202,315
Restricted stock	60,782	—	60,782	—	60,782
Loans held for sale	36,487	—	36,487	—	36,487
Net loans	6,269,868	—	—	6,265,443	6,265,443
Derivatives:
Interest rate swap	1,005	—	1,005	—	1,005
Cash flow hedges	211	—	211	—	211
Fair value hedges	1,437	—	1,437	—	1,437
Interest rate lock commitments	610	—	—	610	610
Best efforts forward delivery commitments	1,469	—	—	1,469	1,469
Accrued interest receivable	23,448	—	23,448	—	23,448
Bank owned life insurance	179,318	—	179,318	—	179,318

LIABILITIES
Deposits	$6,379,489	$—	$6,370,457	$—	$6,370,457
Borrowings	990,089	—	970,195	—	970,195
Accrued interest payable	2,320	—	2,230	—	2,230
Derivatives:
Interest rate swap	1,005	—	1,005	—	1,005
Cash flow hedges	9,619	—	9,619	—	9,619
Fair value hedges	296	—	296	—	296

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

There were approximately 102,984 and 407 shares underlying anti-dilutive awards for the three months ended June 30, 2017 and 2016, respectively, and there were approximately 72,951 and 1,116 shares underlying anti-dilutive awards for the six months ended June 30, 2017 and 2016, respectively. Anti-dilutive awards were excluded from the calculation of diluted EPS.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2017 and 2016 (in thousands except per share data):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three months ended June 30, 2017
Net income, basic	$17,956	43,693	$0.41
Add: potentially dilutive common shares - stock awards	—	91	—
Diluted	$17,956	43,784	$0.41
Three months ended June 30, 2016
Net income, basic	$19,337	43,747	$0.44
Add: potentially dilutive common shares - stock awards	—	77	—
Diluted	$19,337	43,824	$0.44
Six months ended June 30, 2017
Net income, basic	$37,080	43,674	$0.85
Add: potentially dilutive common shares - stock awards	—	81	—
Diluted	$37,080	43,755	$0.85
Six months ended June 30, 2016
Net income, basic	$36,298	43,999	$0.82
Add: potentially dilutive common shares - stock awards	—	77	—
Diluted	$36,298	44,076	$0.82

11. SEGMENT REPORTING DISCLOSURES

The Company has two reportable segments: a traditional full service community bank segment and a mortgage loan origination business segment. The community bank segment includes one subsidiary bank, the Bank, which provides loan, deposit, investment, and trust services to retail and commercial customers throughout its 112 retail locations in Virginia as of June 30, 2017. The mortgage segment includes UMG, which provides a variety of mortgage loan products principally in Virginia, North Carolina, Maryland, and the Washington D.C. metro area. These loans are originated and sold primarily in the secondary market through purchase commitments from investors, which serves to mitigate the Company’s exposure to interest rate risk.

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

The community bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest. The interest rate on the warehouse line of credit for the three and six months ended June 30, 2017 and 2016 was the three month LIBOR rate plus 0.15% with no floor. These transactions are eliminated in the consolidation process.

A management fee for operations and administrative support services is charged to all subsidiaries and eliminated in the consolidated totals.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2017 and 2016 is as follows (dollars in thousands):

UNION BANKSHARES CORPORATION AND SUBSIDIARIES
SEGMENT FINANCIAL INFORMATION

	Community Bank	Mortgage	Eliminations	Consolidated
Three Months Ended June 30, 2017
Net interest income	$68,580	$419	$—	$68,999
Provision for credit losses	2,184	(11)	—	2,173
Net interest income after provision for credit losses	66,396	430	—	66,826
Noninterest income	15,203	2,993	(140)	18,056
Noninterest expenses	57,496	2,574	(140)	59,930
Income before income taxes	24,103	849	—	24,952
Income tax expense	6,698	298	—	6,996
Net income	$17,405	$551	$—	$17,956
Total assets	$8,904,819	$105,429	$(95,061)	$8,915,187

Three Months Ended June 30, 2016
Net interest income	$65,478	$298	$—	$65,776
Provision for credit losses	2,260	40	—	2,300
Net interest income after provision for credit losses	63,218	258	—	63,476
Noninterest income	14,940	3,207	(154)	17,993
Noninterest expenses	52,766	2,639	(154)	55,251
Income before income taxes	25,392	826	—	26,218
Income tax expense	6,594	287	—	6,881
Net income	$18,798	$539	$—	$19,337
Total assets	$8,094,176	$75,802	$(69,417)	$8,100,561

Six Months Ended June 30, 2017
Net interest income	$134,816	$751	$—	$135,567
Provision for credit losses	4,288	7	—	4,295
Net interest income after provision for credit losses	130,528	744	—	131,272
Noninterest income	31,959	5,216	(281)	36,894
Noninterest expenses	112,510	5,096	(281)	117,325
Income before income taxes	49,977	864	—	50,841
Income tax expense	13,452	309	—	13,761
Net income	$36,525	$555	$—	$37,080
Total assets	$8,904,819	$105,429	$(95,061)	$8,915,187

Six Months Ended June 30, 2016
Net interest income	$128,903	$604	$—	$129,507
Provision for credit losses	4,760	144	—	4,904
Net interest income after provision for credit losses	124,143	460	—	124,603
Noninterest income	28,548	5,684	(325)	33,907
Noninterest expenses	104,610	5,238	(325)	109,523
Income before income taxes	48,081	906	—	48,987
Income tax expense	12,376	313	—	12,689
Net income	$35,705	$593	$—	$36,298
Total assets	$8,094,176	$75,802	$(69,417)	$8,100,561

Review Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Union Bankshares Corporation

We have reviewed the consolidated balance sheet of Union Bankshares Corporation (the “Company”) as of June 30, 2017, and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2017 and 2016, and the consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These financial statements are the responsibility of the Company's management.

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
August 8, 2017

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Union Bankshares Corporation and its subsidiaries (collectively, the “Company”). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2016. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact, are based on certain assumptions as of the time they are made, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events.  Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of the Company will not differ materially from any projected future results, performance, or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of or changes in:

•
the possibility that any of the anticipated benefits of the acquisition of Xenith pursuant to a definitive merger agreement between the Company and Xenith, dated as of May 19, 2017 (the “Pending Merger”) with Xenith will not be realized or will not be realized within the expected time period, the businesses of the Company and Xenith may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, the expected revenue synergies and cost savings from the Pending Merger may not be fully realized or realized within the expected time frame, revenues following the Pending Merger may be lower than expected, customer and employee relationships and business operations may be disrupted by the Pending Merger, or obtaining required regulatory and shareholder approvals, or completing the Pending Merger on the expected timeframe, may be more difficult, time-consuming or costly than expected,

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

More information on risk factors that could affect the Company’s forward-looking statements is available on the Company’s website, http://investors.bankatunion.com, or the Company's Annual Report on Form 10-K for the year ended December 31, 2016, this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, and other reports filed with the SEC. The information on the Company’s website is not a part of this Form 10-Q. All risk factors and uncertainties described in those documents should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not intend or assume any obligation to update or revise any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

The Company provides additional information on its critical accounting policies and estimates listed above under “Management's Discussion & Analysis of Financial Condition and Operations—Critical Accounting Policies” in its 2016 Form 10-K.

ABOUT UNION BANKSHARES CORPORATION

Headquartered in Richmond, Union Bankshares Corporation is the largest community banking organization headquartered in Virginia and operates in all major banking markets of the Commonwealth. Union Bankshares Corporation is the holding company for Union Bank & Trust, which provides banking, trust, and wealth management services and has a statewide presence of 112 bank branches and approximately 173 ATMs. Non-bank affiliates of the holding company include: Union Mortgage Group, Inc., which provides a full line of mortgage products; Union Insurance Group, LLC, which offers various lines of insurance products; and Old Dominion Capital Management, Inc., which provides investment advisory services.

Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol UBSH. Additional information is available on the Company’s website at http://investors.bankatunion.com. The information contained on the Company’s website is not a part of or incorporated into this report.

RESULTS OF OPERATIONS

Executive Overview
For the quarter ended June 30, 2017, the Company reported net income of $18.0 million and earnings per share of $0.41. Excluding after-tax acquisition and conversion costs of $2.4 million, net operating earnings(1) were $20.3 million and operating earnings per share(1) were $0.46 for the second quarter of 2017. The Company's net operating earnings and operating earnings per share for the second quarter of 2017 represent an increase of $977,000, or 5.1%, over net income and an increase of $0.02, or 4.5%, over earnings per share, in each case compared to the second quarter of 2016. This increase is primarily attributable to increases in net interest income, driven by higher average loan and investment balances.

For the six months ended June 30, 2017, the Company reported net income of $37.1 million and earnings per share of $0.85. Excluding after-tax acquisition and conversion costs of $2.4 million, net operating earnings(1) were $39.4 million and operating earnings per share(1) were $0.90 for the first six months of 2017. The Company's net operating earnings and operating earnings per share for the first six months of 2017 represent an increase of $3.1 million, or 8.7%, over net income and an increase of $0.08, or 9.8%, over earnings per share, in each case compared to the first six months of 2016. This increase is primarily attributable to increases in net interest income, driven by higher average loan balances, as well as higher overall noninterest income.

•
The Company entered into a definitive merger agreement to acquire Xenith in the Pending Merger, which is expected to close in early January 2018, subject to customary closing conditions, including regulatory and shareholder approvals.

•
Net income for the community bank segment was $17.4 million, or $0.40 per share, for the second quarter of 2017, compared to $18.8 million, or $0.43 per share, for the second quarter of 2016. Net operating earnings(1) for the community bank segment were $19.8 million, or $0.45 per share, for the second quarter of 2017. Net income for the community bank segment was $36.5 million, or $0.84 per share, for the six months ended June 30, 2017, compared to $35.7 million, or $0.81 per share, for the six months ended June 30, 2016. Net operating earnings(1) for the community bank segment were $38.9 million, or $0.89 per share, for the six months ended June 30, 2017.

•
The mortgage segment reported net income of $551,000 for the second quarter of 2017, compared to net income of $539,000 in the second quarter of 2016. The mortgage segment reported net income of $555,000 for the six months ended June 30, 2017 compared to $593,000 for the six months ended June 30, 2016.

•
ROA was 0.82% for the quarter ended June 30, 2017 compared to 0.98% for the second quarter of 2016. Operating ROA(1) for the quarter ended June 30, 2017 was 0.93%. ROA was 0.87% for the six months ended June 30, 2017 compared to 0.93% for the six months ended June 30, 2016. Operating ROA(1) for the six months ended June 30, 2017 was 0.92%.

•
ROE was 7.02% for the quarter ended June 30, 2017 compared to 7.88% for the second quarter of 2016. Operating ROE(1) for the quarter ended June 30, 2017 was 7.94%. ROE was 7.34% for the six months ended June 30, 2017 compared to 7.39% for the six months ended June 30, 2016. Operating ROE(1) for the six months ended June 30, 2017 was 7.81%.

•
ROTCE was 10.15% for the quarter ended June 30, 2017 compared to 11.60% for the second quarter of 2016. Operating ROTCE(1) for the quarter ended June 30, 2017 was 11.48%. ROTCE was 10.66% for the six months ended June 30, 2017 compared to 10.86% for the six months ended June 30, 2016. Operating ROTCE(1) for the six months ended June 30, 2017 was 11.34%.

•
Loans held for investment grew $464.4 million, or 14.7% (annualized), from December 31, 2016. Quarterly average loans held for investment increased $765.0 million, or 13.0%, compared to the quarter ended June 30, 2016.

•	Deposits grew $384.9 million, or 12.1% (annualized), from December 31, 2016. Quarterly average deposits increased $612.2 million, or 10.2%, compared to the quarter ended June 30, 2016.

(1)For a reconciliation of the non-GAAP operating measures that exclude acquisition and conversion costs unrelated to the Company’s normal operations, refer to “Non-GAAP Measures” section in this Item 2 of this Form 10-Q.

Net Interest Income

	For the Three Months Ended June 30,
	2017	2016	Change
	(Dollars in thousands)
Average interest-earning assets	$7,934,405	$7,153,627	$780,778
Interest income	$81,221	$72,781	$8,440
Interest income (FTE) (1)	$83,869	$75,232	$8,637
Yield on interest-earning assets	4.11%	4.09%	2	bps
Yield on interest-earning assets (FTE) (1)	4.24%	4.23%	1	bps
Average interest-bearing liabilities	$6,203,373	$5,523,926	$679,447
Interest expense	$12,222	$7,005	$5,217
Cost of interest-bearing liabilities	0.79%	0.51%	28	bps
Cost of funds	0.62%	0.39%	23	bps
Net interest income	$68,999	$65,776	$3,223
Net interest income (FTE) (1)	$71,647	$68,227	$3,420
Net interest margin	3.49%	3.70%	(21)	bps
Net interest margin (FTE) (1)	3.62%	3.84%	(22)	bps
Core net interest margin (FTE) (1)(2)	3.54%	3.76%	(22)	bps
(1) Refer to the “Non-GAAP Measures” section in this Item 2 of this Form 10-Q for more information about this non-GAAP financial measure.
(2) Core net interest margin (non-GAAP) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the second quarter of 2017, net interest income was $69.0 million, an increase of $3.2 million from the second quarter of 2016. For the second quarter of 2017, tax-equivalent net interest income was $71.6 million, an increase of $3.4 million from the second quarter of 2016. The increases in both net interest income and tax-equivalent net interest income were primarily driven by higher average loan and investment balances. Net accretion related to acquisition accounting increased $215,000 from the second quarter of 2016 to $1.6 million in the second quarter of 2017. In the second quarter of 2017, net interest margin decreased 21 basis points to 3.49% from 3.70% in the second quarter of 2016, while tax-equivalent net interest margin decreased by 22 basis points to 3.62% compared to 3.84% for the same periods. Core tax-equivalent net interest margin (which excludes the 8 basis point impact of acquisition accounting accretion in both the second quarters of 2017 and 2016) decreased by 22 basis points to 3.54% in the second quarter of 2017 from 3.76% in the second quarter of 2016. The net decreases in net interest margin and tax-equivalent net interest margin measures were primarily driven by the increase in cost of funds slightly offset by the increase in interest-earning asset yields. The increase in the cost of funds was primarily attributable to subordinated debt that the Company issued in the fourth quarter of 2016 as well as increased interest-bearing deposit and short-term borrowing rates.

	For the Six Months Ended June 30,
	2017	2016	Change
	(Dollars in thousands)
Average interest-earning assets	$7,798,427	$7,061,307	$737,120
Interest income	$157,861	$143,530	$14,331
Interest income (FTE) (1)	$163,049	$148,471	$14,578
Yield on interest-earning assets	4.08%	4.09%	(1)	bps
Yield on interest-earning assets (FTE) (1)	4.22%	4.23%	(1)	bps
Average interest-bearing liabilities	$6,102,228	$5,451,862	$650,366
Interest expense	$22,294	$14,023	$8,271
Cost of interest-bearing liabilities	0.74%	0.52%	22	bps
Cost of funds	0.58%	0.40%	18	bps
Net interest income	$135,567	$129,507	$6,060
Net interest income (FTE) (1)	$140,755	$134,448	$6,307
Net interest margin	3.51%	3.69%	(18)	bps
Net interest margin (FTE) (1)	3.64%	3.83%	(19)	bps
Core net interest margin (FTE) (1)(2)	3.56%	3.76%	(20)	bps
(1) Refer to the “Non-GAAP Measures” section in this Item 2 of this Form 10-Q for more information about this non-GAAP financial measure.
(2) Core net interest margin (non-GAAP) excludes the impact of acquisition accounting accretion and amortization adjustments in net interest income.

For the first six months of 2017, net interest income was $135.6 million, an increase of $6.1 million from the first six months of 2016. For the first six months of 2017, tax-equivalent net interest income was $140.8 million, an increase of $6.3 million from the first six months of 2016. The increases in both net interest income and tax-equivalent net interest income were primarily driven by higher average loan balances. Net accretion related to acquisition accounting increased $562,000 from the first six months of 2016 to $3.1 million in the first six months of 2017. In the first six months of 2017, net interest margin decreased 18 basis points to 3.51% from 3.69% in the first six months of 2016, while tax-equivalent net interest margin decreased by 19 basis points to 3.64% compared to 3.83% for the same periods. Core tax-equivalent net interest margin (which excludes the 8 basis point impact of acquisition accounting accretion in the first six months of 2017 and 7 basis points the first six months of 2016) decreased by 20 basis points to 3.56% in the first six months of 2017 from 3.76% in the first six months of 2016. The net decreases in net interest margin and tax-equivalent net interest margin measures were primarily driven by the increase in cost of funds, which was primarily attributable to subordinated debt that the Company issued in the fourth quarter of 2016 as well as increased interest-bearing deposit and short-term borrowing rates.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated:

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$768,648	$4,982	2.60%	$755,655	$4,510	2.40%
Tax-exempt	460,945	5,403	4.70%	447,117	5,321	4.79%
Total securities	1,229,593	10,385	3.39%	1,202,772	9,831	3.29%
Loans, net (3) (4)	6,628,011	73,073	4.42%	5,863,007	65,115	4.47%
Other earning assets	76,801	411	2.15%	87,848	286	1.31%
Total earning assets	7,934,405	$83,869	4.24%	7,153,627	$75,232	4.23%
Allowance for loan losses	(38,577)			(35,282)
Total non-earning assets	851,549			831,231
Total assets	$8,747,377			$7,949,576
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$3,367,008	$2,729	0.33%	$2,882,468	$1,448	0.20%
Regular savings	563,948	152	0.11%	595,870	224	0.15%
Time deposits	1,248,818	3,219	1.03%	1,164,561	2,525	0.87%
Total interest-bearing deposits	5,179,774	6,100	0.47%	4,642,899	4,197	0.36%
Other borrowings (5)	1,023,599	6,122	2.40%	881,027	2,808	1.28%
Total interest-bearing liabilities	6,203,373	$12,222	0.79%	5,523,926	$7,005	0.51%
Noninterest-bearing liabilities:
Demand deposits	1,457,968			1,382,646
Other liabilities	59,888			55,857
Total liabilities	7,721,229			6,962,429
Stockholders' equity	1,026,148			987,147
Total liabilities and stockholders' equity	$8,747,377			$7,949,576
Net interest income		$71,647			$68,227
Interest rate spread			3.45%			3.72%
Cost of funds			0.62%			0.39%
Net interest margin (6)			3.62%			3.84%
(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(2) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.
(3) Nonaccrual loans are included in average loans outstanding.
(4) Interest income on loans includes $1.6 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on borrowings includes $47,000 and $143,000 for the three months ended June 30, 2017 and 2016, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Core net interest margin excludes purchase accounting adjustments and was 3.54% and 3.76% for the three months ended June 30, 2017 and 2016, respectively. Refer to the “Non-GAAP Measures” section in this Item 2 of this Form 10-Q for more information about this non-GAAP financial measure.

AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES (TAXABLE EQUIVALENT BASIS)

	For the Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)	Average Balance	Interest Income / Expense (1)	Yield / Rate (1)(2)
	(Dollars in thousands)
Assets:
Securities:
Taxable	$757,565	$9,905	2.64%	$749,690	$8,826	2.37%
Tax-exempt	461,176	10,883	4.76%	445,271	10,612	4.79%
Total securities	1,218,741	20,788	3.44%	1,194,961	19,438	3.27%
Loans, net (3) (4)	6,506,632	141,576	4.39%	5,786,502	128,442	4.46%
Other earning assets	73,054	685	1.89%	79,844	591	1.49%
Total earning assets	7,798,427	$163,049	4.22%	7,061,307	$148,471	4.23%
Allowance for loan losses	(38,240)			(35,158)
Total non-earning assets	847,038			831,054
Total assets	$8,607,225			$7,857,203
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
Transaction and money market accounts	$3,286,795	$4,698	0.29%	$2,846,214	$2,841	0.20%
Regular savings	580,164	343	0.12%	588,397	442	0.15%
Time deposits	1,230,045	6,135	1.01%	1,168,267	5,110	0.88%
Total interest-bearing deposits	5,097,004	11,176	0.44%	4,602,878	8,393	0.37%
Other borrowings (5)	1,005,224	11,118	2.23%	848,984	5,630	1.33%
Total interest-bearing liabilities	6,102,228	$22,294	0.74%	5,451,862	$14,023	0.52%
Noninterest-bearing liabilities:
Demand deposits	1,426,144			1,359,597
Other liabilities	60,576			57,463
Total liabilities	7,588,948			6,868,922
Stockholders' equity	1,018,277			988,281
Total liabilities and stockholders' equity	$8,607,225			$7,857,203
Net interest income		$140,755			$134,448
Interest rate spread			3.48%			3.71%
Cost of funds			0.58%			0.40%
Net interest margin (6)			3.64%			3.83%
(1) Income and yields are reported on a taxable equivalent basis using the statutory federal corporate tax rate of 35%.
(2) Rates and yields are annualized and calculated from actual, not rounded, amounts in thousands, which appear above.
(3) Nonaccrual loans are included in average loans outstanding.
(4) Interest income on loans includes $3.0 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively, in accretion of the fair market value adjustments related to acquisitions.
(5) Interest expense on borrowings includes $95,000 and $205,000 for the six months ended June 30, 2017 and 2016, respectively, in accretion of the fair market value adjustments related to acquisitions.
(6) Core net interest margin excludes purchase accounting adjustments and was 3.56% and 3.76% for the six months ended June 30, 2017 and 2016, respectively. Refer to the “Non-GAAP Measures” section in this Item 2 of this Form 10-Q for more information about this non-GAAP financial measure.

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

	Three Months Ended June 30, 2017 vs. June 30, 2016 Increase (Decrease) Due to Change in:			Six Months Ended June 30, 2017 vs. June 30, 2016 Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$78	$394	$472	$93	$986	$1,079
Tax-exempt	163	(81)	82	376	(105)	271
Total securities	241	313	554	469	881	1,350
Loans, net (1)	8,437	(479)	7,958	15,712	(2,578)	13,134
Other earning assets	(40)	165	125	(53)	147	94
Total earning assets	$8,638	$(1)	$8,637	$16,128	$(1,550)	$14,578
Interest-Bearing Liabilities:
Interest-bearing deposits:
Transaction and money market accounts	$275	$1,006	$1,281	$490	$1,367	$1,857
Regular savings	(11)	(61)	(72)	(6)	(93)	(99)
Time Deposits	192	502	694	280	745	1,025
Total interest-bearing deposits	456	1,447	1,903	764	2,019	2,783
Other borrowings (2)	516	2,798	3,314	1,186	4,302	5,488
Total interest-bearing liabilities	972	4,245	5,217	1,950	6,321	8,271
Change in net interest income	$7,666	$(4,246)	$3,420	$14,178	$(7,871)	$6,307
(1) The rate-related change in interest income on loans includes the impact of higher accretion of the acquisition-related fair market value adjustments of $311,000 and $672,000 for the three- and six-month change, respectively.
(2) The rate-related change in interest expense on other borrowings includes the impact of lower accretion of the acquisition-related fair market value adjustments of $96,000 and $110,000 for the three- and six-month change, respectively.

The Company’s fully taxable equivalent net interest margin includes the impact of acquisition accounting fair value adjustments. The impact of net accretion for the first and second quarters of 2017 as well as the remaining estimated net accretion are reflected in the following table (dollars in thousands):

	Loan Accretion	Borrowings Accretion (Amortization)	Total
For the quarter ended March 31, 2017	$1,445	$48	$1,493
For the quarter ended June 30, 2017	1,570	47	1,617
For the remaining six months of 2017 (estimated) (1)	2,886	75	2,961
For the years ending (estimated) (1):
2018	4,911	(143)	4,768
2019	3,518	(286)	3,232
2020	2,678	(301)	2,377
2021	2,112	(316)	1,796
2022	1,766	(332)	1,434
Thereafter	6,653	(4,974)	1,679
(1) Estimated accretion only includes accretion for previously executed acquisitions. The effects of the Pending Merger are not included in the information above.

Noninterest Income

	For the Three Months Ended
	June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,963	$4,754	$209	4.4%
Other service charges and fees	4,637	4,418	219	5.0%
Fiduciary and asset management fees	2,725	2,333	392	16.8%
Mortgage banking income, net	2,793	2,972	(179)	(6.0)%
Gains on securities transactions, net	117	3	114	NM
Bank owned life insurance income	1,335	1,361	(26)	(1.9)%
Loan-related interest rate swap fees	1,031	1,091	(60)	(5.5)%
Other operating income	455	1,061	(606)	(57.1)%
Total noninterest income	$18,056	$17,993	$63	0.4%

Community bank segment	$15,203	$14,940	$263	1.8%
Mortgage segment	2,993	3,207	(214)	(6.7)%
Intercompany eliminations	(140)	(154)	14	9.1%
Total noninterest income	$18,056	$17,993	$63	0.4%
NM - Not meaningful

Noninterest income was $18.1 million for the quarter ended June 30, 2017, relatively flat compared to the second quarter of 2016. Customer-related fee income increased $428,000 primarily related to increases in overdraft and debit card interchange fees; fiduciary and asset management fees were $392,000 higher due to the acquisition of ODCM in the second quarter of 2016; and gains on sales of securities were $114,000 higher, in each case as compared to the second quarter of 2016. Other operating income decreased $606,000 primarily related to insurance-related income recognition timing differences. Mortgage banking income decreased $179,000 primarily related to declines in mortgage loan originations and unrealized losses on mortgage banking derivatives in the second quarter of 2017 compared to unrealized gains on mortgage banking derivatives in the second quarter of 2016.

	For the Six Months Ended
	June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$9,792	$9,488	$304	3.2%
Other service charges and fees	9,045	8,574	471	5.5%
Fiduciary and asset management fees	5,519	4,471	1,048	23.4%
Mortgage banking income, net	4,818	5,117	(299)	(5.8)%
Gains on securities transactions, net	598	146	452	309.6%
Bank owned life insurance income	3,460	2,734	726	26.6%
Loan-related interest rate swap fees	2,211	1,753	458	26.1%
Other operating income	1,451	1,624	(173)	(10.7)%
Total noninterest income	$36,894	$33,907	$2,987	8.8%

Community bank segment	$31,959	$28,548	$3,411	11.9%
Mortgage segment	5,216	5,684	(468)	(8.2)%
Intercompany eliminations	(281)	(325)	44	13.5%
Total noninterest income	$36,894	$33,907	$2,987	8.8%

Noninterest income increased $3.0 million, or 8.8%, to $36.9 million for the six months ended June 30, 2017 from $33.9 million for the six months ended June 30, 2016. For the first six months of 2017, fiduciary and asset management fees were $1.0 million higher due to the acquisition of ODCM in the second quarter of 2016; customer-related fee income increased $775,000 primarily related to increases in overdraft and debit card interchange fees; bank owned life insurance income increased $726,000 primarily related to death benefit proceeds received in 2017; loan-related swap fees increased $458,000; and gains on sales of securities were $452,000 higher, in each case as compared to the first six months of 2016. Mortgage banking income decreased $299,000 primarily related to declines in mortgage loan originations and lower unrealized gains on mortgage banking derivatives in the first six months of 2017 compared to the first six months of 2016.

Noninterest expense

	For the Three Months Ended
	June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$30,561	$28,519	$2,042	7.2%
Occupancy expenses	4,718	4,809	(91)	(1.9)%
Furniture and equipment expenses	2,720	2,595	125	4.8%
Printing, postage, and supplies	1,406	1,280	126	9.8%
Communications expense	872	927	(55)	(5.9)%
Technology and data processing	3,927	3,608	319	8.8%
Professional services	2,092	2,548	(456)	(17.9)%
Marketing and advertising expense	2,279	1,924	355	18.5%
FDIC assessment premiums and other insurance	947	1,379	(432)	(31.3)%
Other taxes	2,022	1,607	415	25.8%
Loan-related expenses	1,281	1,229	52	4.2%
OREO and credit-related expenses	342	894	(552)	(61.7)%
Amortization of intangible assets	1,544	1,745	(201)	(11.5)%
Training and other personnel costs	1,043	905	138	15.2%
Acquisition and conversion costs	2,744	—	2,744	NM
Other expenses	1,432	1,282	150	11.7%
Total noninterest expense	$59,930	$55,251	$4,679	8.5%

Community bank segment	$57,496	$52,766	$4,730	9.0%
Mortgage segment	2,574	2,639	(65)	(2.5)%
Intercompany eliminations	(140)	(154)	14	9.1%
Total noninterest expense	$59,930	$55,251	$4,679	8.5%
NM - Not meaningful

Noninterest expense increased $4.7 million, or 8.5%, to $59.9 million for the quarter ended June 30, 2017 from $55.3 million in the second quarter of 2016. Excluding acquisition and conversion costs of $2.7 million, noninterest expense for the quarter ended June 30, 2017 increased $1.9 million, or 3.5%, compared to the second quarter of 2016. Salaries and benefits expenses increased by $2.0 million primarily related to annual merit adjustments; increases in benefits and incentive compensation; and increased expenses related to investments in the Company's growth, including the acquisition of ODCM. This increase was partially offset by lower OREO and credit-related expenses of $552,000, declines in professional fees of $456,000 due to lower legal and consulting fees, and lower FDIC and other insurance expenses of $432,000.

	For the Six Months Ended
	June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and benefits	$62,730	$56,567	$6,163	10.9%
Occupancy expenses	9,621	9,785	(164)	(1.7)%
Furniture and equipment expenses	5,323	5,232	91	1.7%
Printing, postage, and supplies	2,556	2,419	137	5.7%
Communications expense	1,782	2,016	(234)	(11.6)%
Technology and data processing	7,827	7,422	405	5.5%
Professional services	3,750	4,537	(787)	(17.3)%
Marketing and advertising expense	4,019	3,863	156	4.0%
FDIC assessment premiums and other insurance	1,652	2,741	(1,089)	(39.7)%
Other taxes	4,043	3,225	818	25.4%
Loan-related expenses	2,610	2,107	503	23.9%
OREO and credit-related expenses	884	1,463	(579)	(39.6)%
Amortization of intangible assets	3,180	3,625	(445)	(12.3)%
Training and other personnel costs	2,012	1,649	363	22.0%
Acquisition and conversion costs	2,744	—	2,744	NM
Other expenses	2,592	2,872	(280)	(9.7)%
Total noninterest expense	$117,325	$109,523	$7,802	7.1%

Community bank segment	$112,510	$104,610	$7,900	7.6%
Mortgage segment	5,096	5,238	(142)	(2.7)%
Intercompany eliminations	(281)	(325)	44	13.5%
Total noninterest expense	$117,325	$109,523	$7,802	7.1%
NM - Not meaningful

Noninterest expense increased $7.8 million, or 7.1%, to $117.3 million for the six months ended June 30, 2017 from $109.5 million in the first six month of 2016. Excluding acquisition and conversion costs of $2.7 million, noninterest expense for the six months ended June 30, 2017 increased $5.1 million, or 4.6%, compared to the first six months of 2016. Salaries and benefits expenses increased by $6.2 million primarily related to annual merit adjustments; increases in benefits and incentive compensation; and increased expenses related to investments in the Company's growth, including the acquisition of ODCM. This increase was partially offset by lower FDIC and other insurance expenses of $1.1 million, declines in professional fees of $787,000 due to lower legal and consulting fees, lower OREO and credit-related expenses of $579,000, and lower intangible amortization expense of $445,000, in each case as compared to the first six months of 2016.

SEGMENT INFORMATION

Community Bank Segment

For the three months ended June 30, 2017, the community bank segment reported net income of $17.4 million, which was a decrease of $1.4 million compared to the second quarter of 2016. Excluding after-tax acquisition and conversion costs of $2.4 million, net operating earnings for the community bank segment for the quarter ended June 30, 2017 were $19.8 million, which was an increase of $965,000 compared to the net income for the second quarter of 2016. Net interest income increased $3.1 million year-over-year to $68.6 million for the quarter ended June 30, 2017, primarily driven by higher average loan and investment balances. The provision for credit losses for the quarter ended June 30, 2017 was $2.2 million, which was relatively consistent with the provision for credit losses for the quarter ended June 30, 2016.

Noninterest income increased $263,000, or 1.8%, from $14.9 million in the second quarter of 2016 to $15.2 million in the second quarter of 2017. Customer-related fee income increased $428,000 primarily related to increases in overdraft and debit card interchange fees; fiduciary and asset management fees were $392,000 higher due to the acquisition of ODCM in the middle of the second quarter of 2016; and gains on sales of securities were $114,000 higher, in each case as compared to the second quarter of 2016. Other operating income decreased $599,000 primarily related to declines in insurance-related income.

Noninterest expense increased $4.7 million, or 9.0%, from $52.8 million for the second quarter of 2016 to $57.5 million for the quarter ended June 30, 2017. Excluding acquisition and conversion costs of $2.7 million, noninterest expense for the quarter ended June 30, 2017 increased $2.0 million, or 3.8%, compared to the second quarter of 2016. Salaries and benefits expenses increased by $2.1 million primarily related to annual merit adjustments; increases in benefits and incentive compensation; and increased expenses related to the Company's acquisition of ODCM in the second quarter of 2016. This increase was partially offset by lower OREO and credit-related expenses of $552,000, declines in professional fees of $492,000 due to lower legal and consulting fees, and lower FDIC and other insurance expenses of $432,000.

For the six months ended June 30, 2017, the community bank segment reported net income of $36.5 million, which was an increase of $820,000 compared to the first six months of 2016. Excluding after-tax acquisition and conversion costs of $2.4 million, net operating earnings for the community bank segment for the six months ended June 30, 2017 were $38.9 million, which was an increase of $3.2 million compared to the net income for the first six months of 2016. Net interest income increased $5.9 million year-over-year to $134.8 million for the six months ended June 30, 2017, primarily driven by higher average loan balances. The provision for credit losses for the six months ended June 30, 2017 was $4.3 million, which was a decline of $472,000 compared to the provision for credit losses for the six months ended June 30, 2016, primarily due to lower historical loss rates and lower charge-off levels.

Noninterest income increased $3.4 million, or 11.9%, from $28.5 million in the first six months of 2016 to $32.0 million in the first six months of 2017. For the first six months of 2017, fiduciary and asset management fees were $1.0 million higher due to the acquisition of ODCM in the second quarter of 2016; customer-related fee income increased $775,000 primarily related to increases in overdraft and debit card interchange fees; bank owned life insurance income increased $726,000 primarily related to death benefit proceeds received in 2017; loan-related swap fees increased $458,000; and gains on sales of securities were $452,000 higher, in each case as compared to the first six months of 2016.

Noninterest expense increased $7.9 million, or 7.6%, from $104.6 million for the first six months of 2016 to $112.5 million for the six months ended June 30, 2017. Excluding acquisition and conversion costs of $2.7 million, noninterest expense for the six months ended June 30, 2017 increased $5.2 million, or 4.9%, compared to the first six months of 2016. Salaries and benefits expenses increased by $6.2 million primarily related to annual merit adjustments; increases in benefits and incentive compensation; and increased expenses related to the Company's acquisition of ODCM in 2016. This increase was partially offset by lower FDIC and other insurance expenses of $1.1 million, declines in professional fees of $853,000 due to lower legal and consulting fees, lower OREO and credit-related expenses of $579,000, and lower intangible amortization expense of $445,000, in each case as compared to the first six months of 2016.

Mortgage Segment

The mortgage segment reported net income of $551,000 for the second quarter of 2017, compared to net income of $539,000 in the second quarter of 2016. Mortgage banking income, net of commissions, decreased $179,000, primarily related to declines in mortgage loan originations and unrealized losses on mortgage banking derivatives in the second quarter of 2017 compared to unrealized gains on mortgage banking derivatives in the second quarter of 2016. Mortgage loan originations decreased $3.5 million, or 2.5%, from $140.1 million for the quarter ended June 30, 2016 to $136.6 million for the quarter ended June 30, 2017. Noninterest expense decreased $65,000 when comparing the second quarter of 2017 to the second quarter of 2016, largely a result of declines in equipment-related expenses and volume-driven loan costs.

The mortgage segment reported net income of $555,000 for the first six months of 2017, compared to net income of $593,000 for the first six months of 2016. Mortgage banking income, net of commissions, decreased $299,000 primarily related to declines in mortgage loan originations and lower unrealized gains on mortgage banking derivatives in the first six months of 2017 compared to the first six months of 2016. Mortgage loan originations decreased $1.5 million, or 0.6%, from $238.3 million for the six months ended June 30, 2016 to $236.8 million for the six months ended June 30, 2017. Noninterest expense decreased $142,000, largely a result of declines in equipment-related expenses and personnel-related costs.

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

The effective tax rate for the three months ended June 30, 2017 and 2016 was 28.0% and 26.2%, respectively; the effective tax rate for the six months ended June 30, 2017 and 2016 was 27.1% and 25.9%, respectively. The increase in the effective tax rate is primarily related to tax-exempt interest and bank owned life insurance income being a smaller percentage of pre-tax income in 2017 compared to 2016 as well as the impact of nondeductible acquisition-related expenses recognized in 2017.

BALANCE SHEET

Assets
At June 30, 2017, total assets were $8.9 billion, an increase of $488.4 million, or 11.6% (annualized), from $8.4 billion at December 31, 2016. The increase in assets was mostly related to loan growth.

Loans held for investment, net of deferred fees and costs, were $6.8 billion at June 30, 2017, an increase of $464.4 million, or 14.7% (annualized), from December 31, 2016. Loan growth occurred across all categories. Quarterly average loans increased $765.0 million, or 13.0%, for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016. For additional information on the Company’s loan activity, please refer to “Loan Portfolio” below or Note 3 “Loans and Allowance for Loan Losses” in Part I, Item 1 – Financial Statements, of this report.

Liabilities and Stockholders’ Equity
At June 30, 2017, total liabilities were $7.9 billion, an increase of $458.6 million from December 31, 2016.

Total deposits were $6.8 billion at June 30, 2017, an increase of $384.9 million, or 12.1% (annualized), from December 31, 2016. Deposits increased in all categories with the exception of savings accounts when compared to year-end 2016, but was primarily driven by increases in demand and interest-bearing deposits consisting of NOW and money market accounts. Quarterly average deposits increased $612.2 million, or 10.2%, for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016. For further discussion on this topic, see “Deposits” below.
At June 30, 2017, stockholders’ equity was $1.0 billion, an increase of $29.8 million from December 31, 2016. The Company’s capital ratios continue to exceed the minimum capital requirements for regulatory purposes but have decreased from prior periods primarily due to asset growth. The total risk-based capital ratios at June 30, 2017 and December 31, 2016 were 13.00% and 13.56%, respectively. The Tier 1 risk-based capital ratios were 10.57% and 10.97% at June 30, 2017 and December 31, 2016, respectively. The common equity Tier 1 risk-based capital ratios were 9.39% and 9.72% at June 30, 2017 and December 31, 2016, respectively. The Company’s common equity to total asset ratios at June 30, 2017 and December 31, 2016 were 11.56% and 11.88%, respectively, while its tangible common equity to tangible assets ratios were 8.32% and 8.41%, respectively, at the same dates.

Also, the Company declared and paid a cash dividend of $0.20 per share during the second quarter of 2017, an increase of $0.01 per share, or 5.3%, compared to the dividend paid during the same quarter in the prior year. Dividends for the six months ended June 30, 2017 were $0.40 compared to $0.38 for the six months ended June 30, 2016.

Securities
At June 30, 2017, the Company had total investments in the amount of $1.2 billion, or 13.9 % of total assets, as compared to $1.2 billion, or 14.3% of total assets, at December 31, 2016. The Company seeks to diversify its portfolio to minimize risk. It focuses on purchasing mortgage-backed securities for cash flow and reinvestment opportunities and securities issued by states and political subdivisions due to the tax benefits and the higher yield offered from these securities. The majority of the

Company’s mortgage-backed securities are investment grade. The investment portfolio has a high percentage of municipals and mortgage-backed securities; therefore a higher taxable equivalent yield exists on the portfolio compared to many of its peers. The Company does not engage in structured derivative or hedging activities within the investment portfolio.

The table below sets forth a summary of the securities available for sale, securities held to maturity, and restricted stock for the following periods (dollars in thousands):

	June 30, 2017	December 31, 2016
Available for Sale:
Obligations of states and political subdivisions	$278,540	$275,890
Corporate and other bonds	116,418	121,780
Mortgage-backed securities	551,751	535,286
Other securities	13,828	13,808
Total securities available for sale, at fair value	960,537	946,764

Held to Maturity:
Obligations of states and political subdivisions, at carrying value	205,630	201,526

Federal Reserve Bank stock	27,559	23,808
Federal Home Loan Bank stock	42,072	36,974
Total restricted stock, at cost	69,631	60,782
Total investments	$1,235,798	$1,209,072

During each quarter and at year end, the Company conducts an assessment of the securities portfolio for OTTI consideration. No OTTI was recognized during the three and six months ended June 30, 2017. For the year ended December 31, 2015, the Company determined that a municipal security in the available for sale portfolio incurred credit-related OTTI of $300,000. During the quarter ended March 31, 2016, the municipal security was sold.  As a result, the Company recognized an additional loss on sale of the previously written down security. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to determine whether adjustments are needed. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table summarizes the contractual maturity of securities available for sale at fair value and their weighted average yields as of June 30, 2017 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Mortgage backed securities:
Amortized cost	$129	$62,931	$147,114	$338,055	$548,229
Fair value	130	63,250	148,224	340,147	551,751
Weighted average yield (1)	3.62%	2.02%	2.23%	2.41%	2.32%

Obligations of states and political subdivisions:
Amortized cost	12,006	56,640	72,217	129,343	270,206
Fair value	12,146	58,723	75,560	132,111	278,540
Weighted average yield (1)	5.80%	4.69%	4.57%	3.83%	4.30%

Corporate bonds and other securities:
Amortized cost	11,392	506	56,938	61,368	130,204
Fair value	11,334	506	57,804	60,602	130,246
Weighted average yield (1)	0.60%	0.72%	4.37%	2.43%	3.11%

Total securities available for sale:
Amortized cost	23,527	120,077	276,269	528,766	948,639
Fair value	23,610	122,479	281,588	532,860	960,537
Weighted average yield (1)	3.27%	3.28%	3.28%	2.76%	2.99%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

The following table summarizes the contractual maturity of securities held to maturity at carrying value and their weighted average yields as of June 30, 2017 (dollars in thousands):

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Obligations of states and political subdivisions:
Carrying Value	$4,797	$34,383	$63,538	$102,912	$205,630
Fair value	4,826	35,020	65,281	106,319	211,446
Weighted average yield (1)	2.87%	2.73%	3.15%	3.75%	3.37%

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

As of June 30, 2017, the Company maintained a diversified municipal bond portfolio with approximately 74% of its holdings in general obligation issues and the remainder backed by revenue bonds. Issuances within the State of Washington and the State of Texas both represented 12% and issuances within the Commonwealth of Virginia represented 11% of the municipal portfolio; no other state had a concentration above 10%. Substantially all municipal holdings are considered investment grade. When purchasing municipal securities, the Company focuses on strong underlying ratings for general obligation issuers or bonds backed by essential service revenues.

Liquidity
Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, federal funds sold, loans held for sale, and securities and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, the purchase of brokered certificates of deposit, and a corporate line of credit with a large correspondent bank. Management considers the Company’s overall liquidity to be sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

As of June 30, 2017, liquid assets totaled $2.7 billion, or 30.0%, of total assets, and liquid earning assets totaled $2.5 billion, or 31.4% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. As of June 30, 2017, approximately $2.3 billion, or 33.9% of total loans, are scheduled to mature within one year based on contractual maturity, adjusted for expected prepayments, and approximately $161.7 million, or 13.1% of total securities, are scheduled to mature within one year.

Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. For additional information and the available balances on various lines of credit, please refer to Note 5 “Borrowings” in Part I, Item 1 - Financial Statements of this report. In addition to lines of credit, the Bank may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. For additional information and outstanding balances on purchased certificates of deposits, please refer to “Deposits” above.

Loan Portfolio

Loans held for investment, net of deferred fees and costs, were $6.8 billion at June 30, 2017, $6.3 billion at December 31, 2016, and $5.9 billion at June 30, 2016, respectively. Commercial real estate - non-owner occupied loans continue to represent the Company’s largest category, comprising 25.1% of the total loan portfolio at June 30, 2017.

The following table presents the Company’s composition of loans held for investment, net of deferred fees and costs, in dollar amounts and as a percentage of total gross loans as of the quarter ended (dollars in thousands):

	June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016
Construction and Land Development	$799,938	11.8%	$770,287	11.8%	$751,131	11.9%	$776,430	12.6%	$765,997	12.9%
Commercial Real Estate - Owner Occupied	888,285	13.1%	870,559	13.3%	857,805	13.6%	857,142	13.9%	831,880	14.0%
Commercial Real Estate - Non-Owner Occupied	1,698,329	25.1%	1,631,767	24.9%	1,564,295	24.8%	1,454,828	23.7%	1,370,745	23.1%
Multifamily Real Estate	367,257	5.4%	353,769	5.4%	334,276	5.3%	339,313	5.5%	337,723	5.7%
Commercial & Industrial	568,602	8.4%	576,567	8.8%	551,526	8.7%	509,857	8.3%	469,054	7.9%
Residential 1-4 Family	1,066,519	15.8%	1,057,439	16.1%	1,029,547	16.3%	999,361	16.3%	992,457	16.7%
Auto	274,162	4.0%	271,466	4.1%	262,071	4.2%	255,188	4.2%	244,575	4.1%
HELOC	535,088	7.9%	527,863	8.1%	526,884	8.4%	524,097	8.5%	519,196	8.7%
Consumer and all other	573,310	8.5%	494,329	7.5%	429,525	6.8%	432,702	7.0%	409,471	6.9%
Total loans held for investment	$6,771,490	100.0%	$6,554,046	100.0%	$6,307,060	100.0%	$6,148,918	100.0%	$5,941,098	100.0%

The following table presents the remaining maturities, based on contractual maturity, by loan type and by rate type (variable or fixed), as of June 30, 2017 (dollars in thousands):

			Variable Rate			Fixed Rate
	Total Maturities	Less than 1 year	Total	1-5 years	More than 5 years	Total	1-5 years	More than 5 years
Construction and Land Development	$799,938	$460,535	$207,662	$159,704	$47,958	$131,741	$104,541	$27,200
Commercial Real Estate - Owner Occupied	888,285	90,754	256,025	29,694	226,331	541,506	379,226	162,280
Commercial Real Estate - Non-Owner Occupied	1,698,329	159,192	576,860	191,035	385,825	962,277	675,795	286,482
Multifamily Real Estate	367,257	34,851	142,779	27,629	115,150	189,627	165,277	24,350
Commercial & Industrial	568,602	182,407	164,342	122,073	42,269	221,853	146,810	75,043
Residential 1-4 Family	1,066,519	68,400	342,798	12,950	329,848	655,321	364,857	290,464
Auto	274,162	2,207	—	—	—	271,955	132,620	139,335
HELOC	535,088	35,431	497,355	43,347	454,008	2,302	1,856	446
Consumer and all other	573,310	51,133	70,441	13,357	57,084	451,736	191,406	260,330
Total loans held for investment	$6,771,490	$1,084,910	$2,258,262	$599,789	$1,658,473	$3,428,318	$2,162,388	$1,265,930

The Company remains committed to originating soundly underwritten loans to qualifying borrowers within its markets. The Company is focused on providing community-based financial services and discourages the origination of portfolio loans outside of its principal trade areas. As reflected in the loan table, at June 30, 2017, the largest components of the Company’s loan portfolio consisted of commercial real estate loans, residential 1-4 family loans, and construction and land development loans. The risks attributable to these concentrations are mitigated by the Company’s credit underwriting and monitoring processes, including oversight by a centralized credit administration function and credit policy and risk management committee, as well as seasoned bankers focusing their lending to borrowers with proven track records in markets with which the Company is familiar. UMG primarily serves as a secondary mortgage banking operation, selling the majority of its loan production in the secondary market or selling loans to meet the Bank’s current asset/liability management needs.

Asset Quality

Overview
During the second quarter of 2017, the Company had higher levels of NPAs compared to December 31, 2016 and June 30, 2016, due to the increase in nonaccrual loan levels, primarily related to three unrelated credit relationships. Partially offsetting this increase, OREO balances declined compared to the same periods. During the second quarter of 2017, the Company experienced declines in past due loans as a percentage of total loans compared to December 31, 2016 and June 30, 2016. Net charge-offs and the provision for loan losses declined for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The allowance for loan loss increased from December 31, 2016 due to loan growth and increased specific reserves related to increases in nonaccrual loans.

All nonaccrual and past due loan metrics discussed below exclude PCI loans totaling $56.2 million (net of fair value mark of $12.7 million) at June 30, 2017.

Troubled Debt Restructurings
The total recorded investment in TDRs as of June 30, 2017 was $19.4 million, an increase of $4.0 million, or 26.0%, from $15.4 million at December 31, 2016 and an increase of $5.9 million, or 43.3%, from $13.5 million at June 30, 2016. Of the $19.4 million of TDRs at June 30, 2017, $14.9 million, or 77.0%, were considered performing while the remaining $4.5 million were considered nonperforming.

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

Nonperforming Assets
At June 30, 2017, NPAs totaled $34.1 million, an increase of $14.0 million, or 69.8%, from December 31, 2016 and an increase of $9.8 million, or 40.5%, from June 30, 2016. In addition, NPAs as a percentage of total outstanding loans increased 18 basis points to 0.50% at June 30, 2017 from 0.32% at December 31, 2016 and increased 9 basis points from 0.41% at June 30, 2016.

The following table shows a summary of asset quality balances and related ratios as of and for the quarters ended (dollars in thousands):

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Nonaccrual loans, excluding PCI loans	$24,574	$22,338	$9,973	$12,677	$10,861
Foreclosed properties	6,828	6,951	7,430	7,927	10,076
Former bank premises	2,654	2,654	2,654	2,654	3,305
Total nonperforming assets	34,056	31,943	20,057	23,258	24,242
Loans past due 90 days and accruing interest	3,625	2,323	3,005	3,529	3,533
Total nonperforming assets and loans past due 90 days and accruing interest	$37,681	$34,266	$23,062	$26,787	$27,775

Performing TDRs	$14,947	$14,325	$13,967	$11,824	$11,885
PCI loans	56,167	57,770	59,292	62,346	67,170

Balances
Allowance for loan losses	$38,214	$38,414	$37,192	$36,542	$35,074
Average loans, net of deferred fees and costs	6,628,011	6,383,905	6,214,084	6,033,723	5,863,007
Loans, net of deferred fees and costs	6,771,490	6,554,046	6,307,060	6,148,918	5,941,098

Ratios
NPAs to total loans	0.50%	0.49%	0.32%	0.38%	0.41%
NPAs & loans 90 days past due to total loans	0.56%	0.52%	0.37%	0.44%	0.47%
NPAs to total loans & OREO	0.50%	0.49%	0.32%	0.38%	0.41%
NPAs & loans 90 days past due and accruing to total loans & OREO	0.56%	0.52%	0.37%	0.43%	0.47%
ALL to nonaccrual loans	155.51%	171.97%	372.93%	288.25%	322.94%
ALL to nonaccrual loans & loans 90 days past due and accruing	135.52%	155.77%	286.58%	225.48%	243.67%

NPAs at June 30, 2017 included $24.6 million in nonaccrual loans, a net increase of $14.6 million, or 146.4%, from December 31, 2016 and a net increase of $13.7 million, or 126.3%, from June 30, 2016. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Beginning Balance	$22,338	$9,973	$12,677	$10,861	$13,092
Net customer payments	(1,498)	(1,068)	(1,451)	(1,645)	(2,859)
Additions	5,979	13,557	1,094	4,359	2,568
Charge-offs	(2,004)	(97)	(1,216)	(660)	(1,096)
Loans returning to accruing status	(134)	(27)	(1,039)	(23)	(396)
Transfers to OREO	(107)	—	(92)	(215)	(448)
Ending Balance	$24,574	$22,338	$9,973	$12,677	$10,861

The nonaccrual additions during 2017 primarily relate to three unrelated credit relationships, comprised of commercial real estate - non-owner occupied loans, commercial & industrial loans, and constructions loans.

The following table presents the composition of nonaccrual loans at the quarters ended (dollars in thousands):

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Construction and Land Development	$5,659	$6,545	$2,037	$2,301	$1,604
Commercial Real Estate - Owner Occupied	1,279	1,298	794	1,609	1,661
Commercial Real Estate - Non-owner Occupied	4,765	2,798	—	—	—
Commercial & Industrial	4,281	3,245	124	1,344	263
Residential 1-4 Family	6,128	5,856	5,279	5,279	5,448
Auto	270	393	169	231	140
HELOC	2,059	1,902	1,279	1,464	1,495
Consumer and all other	133	301	291	449	250
Total	$24,574	$22,338	$9,973	$12,677	$10,861

NPAs at June 30, 2017 also included $9.5 million in OREO, a decline of $602,000, or 6.0%, from December 31, 2016 and a decline of $3.9 million, or 29.1%, from June 30, 2016. The following table shows the activity in OREO for the quarters ended (dollars in thousands):

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Beginning Balance	$9,605	$10,084	$10,581	$13,381	$14,246
Additions of foreclosed property	132	—	859	246	501
Valuation adjustments	(19)	(238)	(138)	(479)	(274)
Proceeds from sales	(272)	(277)	(1,282)	(2,844)	(1,086)
Gains (losses) from sales	36	36	64	277	(6)
Ending Balance	$9,482	$9,605	$10,084	$10,581	$13,381

The following table presents the composition of the OREO portfolio at the quarter ended (dollars in thousands):

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Land	$3,205	$3,328	$3,328	$3,440	$4,759
Land Development	2,050	2,111	2,379	2,320	2,416
Residential Real Estate	1,399	1,338	1,549	1,806	2,412
Commercial Real Estate	174	174	174	361	489
Former Bank Premises (1)	2,654	2,654	2,654	2,654	3,305
Total	$9,482	$9,605	$10,084	$10,581	$13,381
 (1) Includes closed branch property and land previously held for branch sites.

Past Due Loans
At June 30, 2017, total accruing past due loans were $27.4 million, or 0.40% of total loans, compared to $27.9 million, or 0.44%, at December 31, 2016 and $25.3 million, or 0.43%, at June 30, 2016. At June 30, 2017, loans past due 90 days or more and accruing interest totaled $3.6 million, or 0.05% of total loans, compared to $3.0 million, or 0.05%, at December 31, 2016 and $3.5 million, or 0.06%, at June 30, 2016.

Net Charge-offs
For the quarter ended June 30, 2017, net charge-offs were $2.5 million, or 0.15% of average loans on an annualized basis, compared to $1.6 million, or 0.11%, for the quarter ended June 30, 2016. Of the net charge-offs in the second quarter of 2017, approximately half were specifically reserved for in the prior quarter. For the six months ended June 30, 2017, net charge-offs were $3.3 million, or 0.10% of total average loans on annualized basis, compared to $3.8 million, or 0.13%, for the same period in 2016.

Provision for Loan Losses
The provision for loan losses for the quarter ended June 30, 2017 was $2.3 million, consistent with the quarter ended June 30, 2016. The provision for loan losses for the six months ended June 30, 2017 was $4.3 million compared to $4.8 million for the six months ended June 30, 2016. Despite the loan growth that has occurred during 2017, the provision for loan losses declined in the first six months of 2017 compared to the same period in 2016, primarily due to lower historical loss rates and lower charge-off levels.

Allowance for Loan Losses
The allowance for loan losses of $38.2 million at June 30, 2017, is an increase of $1.0 million compared to the allowance for loan losses at December 31, 2016, primarily related to loan growth and increases in specific reserves related to nonaccrual loans. The current level of the allowance for loan losses reflects specific reserves related to nonperforming loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers important in assessing the adequacy of the allowance for loan losses.

The following table summarizes activity in the allowance for loan losses during the quarters ended (dollars in thousands):

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Balance, beginning of period	$38,414	$37,192	$36,542	$35,074	$34,399
Loans charged-off:
Commercial	316	241	620	16	668
Real estate	1,595	374	469	929	1,299
Consumer	1,416	1,018	738	518	318
Total loans charged-off	3,327	1,633	1,827	1,463	2,285
Recoveries:
Commercial	123	139	61	67	117
Real estate	306	273	806	303	281
Consumer	398	433	136	164	262
Total recoveries	827	845	1,003	534	660
Net charge-offs	2,500	788	824	929	1,625
Provision for loan losses	2,300	2,010	1,474	2,397	2,300
Balance, end of period	$38,214	$38,414	$37,192	$36,542	$35,074

ALL to loans	0.56%	0.59%	0.59%	0.59%	0.59%
Net charge-offs to average loans	0.15%	0.05%	0.05%	0.06%	0.11%
Provision to average loans	0.14%	0.13%	0.09%	0.16%	0.16%

The following table shows both an allocation of the allowance for loan losses among loan categories based upon the loan portfolio’s composition and the ratio of the related outstanding loan balances to total loans as of the quarters ended (dollars in thousands):

	June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial	$5,614	8.4%	$5,279	8.8%	$4,627	8.7%	$5,403	8.3%	$4,026	7.9%
Real estate	28,450	79.1%	29,356	79.6%	29,441	80.3%	28,064	81.0%	28,061	81.6%
Consumer	4,150	12.5%	3,779	11.6%	3,124	11.0%	3,075	10.7%	2,987	10.5%
Total	$38,214	100.0%	$38,414	100.0%	$37,192	100.0%	$36,542	100.0%	$35,074	100.0%
 (1) The percent represents the loan balance divided by total loans.

Deposits
As of June 30, 2017, total deposits were $6.8 billion, an increase of $384.9 million, or 12.1% (annualized), from December 31, 2016. Total interest-bearing deposits consist of NOW, money market, savings, and time deposit account balances. Total time deposit balances of $1.3 billion accounted for 24.0% of total interest-bearing deposits at June 30, 2017.

The following table presents the deposit balances by major categories as of the quarters ended (dollars in thousands):

	June 30, 2017		December 31, 2016
Deposits:	Amount	% of total deposits	Amount	% of total deposits
Non-interest bearing	$1,501,570	22.2%	$1,393,625	21.8%
NOW accounts	1,882,287	27.8%	1,765,956	27.7%
Money market accounts	1,559,895	23.1%	1,435,591	22.5%
Savings accounts	558,472	8.2%	591,742	9.3%
Time deposits of $100,000 and over	580,962	8.6%	530,275	8.3%
Other time deposits	681,248	10.1%	662,300	10.4%
Total Deposits	$6,764,434	100.0%	$6,379,489	100.0%

The Company may also borrow additional funds by purchasing certificates of deposit through a nationally recognized network of financial institutions. The Company utilizes this funding source when rates are more favorable than other funding sources. As of June 30, 2017 and December 31, 2016, there were $7.1 million and $0, respectively, purchased certificates of deposit included in certificates of deposit on the Company’s Consolidated Balance Sheets. Maturities of time deposits as of June 30, 2017 were as follows (dollars in thousands):

	Within 3 Months	3 - 12 Months	Over 12 Months	Total
Maturities of time deposits of $100,000 and over	$55,342	$160,853	$364,767	$580,962
Maturities of other time deposits	62,478	240,630	378,140	681,248
Total time deposits	$117,820	$401,483	$742,907	$1,262,210

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

Beginning January 1, 2016, the capital conservation buffer requirement began to be phased in at 0.625% of risk-weighted assets, and will increase by the same amount each year until fully implemented at 2.5% on January 1, 2019. As of June 30, 2017, the capital conservation buffer was 1.25% of risk-weighted assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The table summarizes the Company’s regulatory capital and related ratios for the periods presented (dollars in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016
Common equity Tier 1 capital	$720,805	$699,728	$674,608
Tier 1 capital	811,305	790,228	765,108
Tier 2 capital	187,014	185,917	35,496
Total risk-based capital	998,319	976,145	800,604
Risk-weighted assets	7,676,620	7,200,778	6,789,054

Capital ratios:
Common equity Tier 1 capital ratio	9.39%	9.72%	9.94%
Tier 1 capital ratio	10.57%	10.97%	11.27%
Total capital ratio	13.00%	13.56%	11.79%
Leverage ratio (Tier 1 capital to average assets)	9.61%	9.87%	10.01%
Capital conservation buffer ratio (1)	4.57%	4.97%	3.49%
Common equity to total assets	11.56%	11.88%	12.21%
Tangible common equity to tangible assets	8.32%	8.41%	8.59%
(1) Calculated by subtracting the regulatory minimum capital ratio requirements from the Company's actual ratio results for Common equity, Tier 1, and Total risk based capital. The lowest of the three measures represents the Company's capital conservation buffer ratio.

NON-GAAP MEASURES

In reporting the results of June 30, 2017, the Company has provided supplemental performance measures on a tax-equivalent, core, tangible, and/or operating basis. These measures are a supplement to GAAP used to prepare the Company's financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Company's non-GAAP measures may not be comparable to non-GAAP measures of other companies.

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

Operating measures exclude acquisition and conversion costs unrelated to the Company’s normal operations. Such costs were only incurred during the second quarter of 2017; thus each of these operating measures is equivalent to the corresponding GAAP financial measure for the three and six months ended June 30, 2016. The Company believes these measures are useful to investors as they exclude certain costs resulting from acquisition activity and allow investors to more clearly see the combined economic results of the organization's operations.

The following table reconciles these non-GAAP measures from their respective U.S. GAAP basis measures for each of the periods presented (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest Income (FTE)
Interest Income (GAAP)	$81,221	$72,781	$157,891	$143,530
FTE adjustment	2,648	2,451	5,188	4,941
Interest Income FTE (non-GAAP)	$83,869	$75,232	$163,079	$148,471
Average earning assets	$7,934,405	$7,153,627	$7,798,427	$7,061,307
Yield on interest-earning assets (GAAP)	4.11%	4.09%	4.08%	4.09%
Yield on interest-earning assets (FTE) (non-GAAP)	4.24%	4.23%	4.22%	4.23%
Net Interest Income (FTE) & Core Net Interest Income (FTE)
Net Interest Income (GAAP)	$68,999	$65,776	$135,567	$129,507
FTE adjustment	2,648	2,451	5,188	4,941
Net Interest Income FTE (non-GAAP)	71,647	68,227	140,755	134,448
Less: Net accretion of acquisition fair value marks	1,617	1,402	3,110	2,548
Core Net Interest Income FTE (non-GAAP)	$70,030	$66,825	$137,645	$131,900
Average earning assets	$7,934,405	$7,153,627	$7,798,427	$7,061,307
Net interest margin (GAAP)	3.49%	3.70%	3.51%	3.69%
Net interest margin (FTE) (non-GAAP)	3.62%	3.84%	3.64%	3.83%
Core net interest margin (FTE) (non-GAAP)	3.54%	3.76%	3.56%	3.76%
Tangible Assets
Ending Assets (GAAP)	$8,915,187	$8,100,561	$8,915,187	$8,100,561
Less: Ending goodwill	298,191	297,659	298,191	297,659
Less: Ending amortizable intangibles	17,422	23,449	17,422	23,449
Ending tangible assets (non-GAAP)	$8,599,574	$7,779,453	$8,599,574	$7,779,453
Tangible Common Equity
Ending Equity (GAAP)	$1,030,869	$989,201	$1,030,869	$989,201
Less: Ending goodwill	298,191	297,659	298,191	297,659
Less: Ending amortizable intangibles	17,422	23,449	17,422	23,449
Ending tangible common equity (non-GAAP)	$715,256	$668,093	$715,256	$668,093
Average equity (GAAP)	$1,026,148	$987,147	$1,018,277	$988,281
Less: Average goodwill	298,191	294,886	298,191	294,204
Less: Average amortizable intangibles	18,164	21,758	18,948	22,044
Average tangible common equity (non-GAAP)	$709,793	$670,503	$701,138	$672,033
ROE (GAAP)	7.02%	7.88%	7.34%	7.39%
ROTCE (non-GAAP)	10.15%	11.60%	10.66%	10.86%
Common equity to assets (GAAP)	11.56%	12.21%	11.56%	12.21%
Tangible common equity to tangible assets (non-GAAP)	8.32%	8.59%	8.32%	8.59%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Measures
Net income (GAAP)	$17,956	$19,337	$37,080	$36,298
Acquisition and conversion costs, net of tax	2,358	—	2,358	—
Net operating earnings (non-GAAP)	$20,314	$19,337	$39,438	$36,298

Weighted average common shares outstanding, diluted	43,783,952	43,824,183	43,755,045	44,075,706
Earnings per common share, diluted (GAAP)	$0.41	$0.44	$0.85	$0.82
Operating earnings per common share, diluted (non-GAAP)	$0.46	$0.44	$0.90	$0.82

Average assets (GAAP)	$8,747,377	$7,949,576	$8,607,225	$7,857,203
ROA (GAAP)	0.82%	0.98%	0.87%	0.93%
Operating ROA (non-GAAP)	0.93%	0.98%	0.92%	0.93%

Average common equity (GAAP)	$1,026,148	$987,147	$1,018,277	$988,281
ROE (GAAP)	7.02%	7.88%	7.34%	7.39%
Operating ROE (non-GAAP)	7.94%	7.88%	7.81%	7.39%

Average tangible common equity (non-GAAP)	$709,793	$670,503	$701,138	$672,033
ROTCE (non-GAAP)	10.15%	11.60%	10.66%	10.86%
Operating ROTCE (non-GAAP)	11.48%	11.60%	11.34%	10.86%

Noninterest expense (GAAP)	$59,930	$55,251	$117,325	$109,523
Less: Acquisition and conversion costs	2,744	—	2,744	—
Operating noninterest expense (non-GAAP)	$57,186	$55,251	$114,581	$109,523

Net interest income (GAAP)	$68,999	$65,776	$135,567	$129,507
Net interest income (FTE) (non-GAAP)	71,647	68,227	140,755	134,448
Noninterest income (GAAP)	18,056	17,993	36,894	33,907

Efficiency ratio (GAAP)	68.84%	65.96%	68.03%	67.02%
Efficiency ratio (FTE) (non-GAAP)	66.81%	64.08%	66.04%	65.06%
Operating efficiency ratio (FTE) (non-GAAP)	63.75%	64.08%	64.50%	65.06%

Community bank segment net income (GAAP)	$17,405	$18,798	$36,525	$35,705
Acquisition and conversion costs, net of tax	2,358	—	2,358	—
Community bank segment net operating earnings (non-GAAP)	$19,763	$18,798	$38,883	$35,705

Weighted average common shares outstanding, diluted	43,783,952	43,824,183	43,755,045	44,075,706
Earnings per common share, diluted (GAAP)	$0.40	$0.43	$0.84	$0.81
Operating earnings per common share, diluted (non-GAAP)	$0.45	$0.43	$0.89	$0.81

Community bank segment noninterest expense (GAAP)	$57,496	$52,766	$112,510	$104,610
Less: Acquisition and conversion costs	2,744	—	2,744	—
Community bank segment operating noninterest expense (non-GAAP)	$54,752	$52,766	$109,766	$104,610

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

The following table represents the interest rate sensitivity on net interest income for the Company across the rate paths modeled for balances as of June 30, 2017 and 2016 (dollars in thousands):

	Change In Net Interest Income June 30,
	2017		2016
	%	$	%	$
Change in Yield Curve:
+300 basis points	10.49	31,679	9.81	27,312
+200 basis points	7.18	21,674	6.73	18,723
+100 basis points	3.76	11,368	3.59	9,997
Most likely rate scenario	—	—	—	—
-100 basis points	(4.25)	(12,841)	(2.40)	(6,690)
-200 basis points	(8.10)	(24,475)	(3.22)	(8,977)
-300 basis points	(8.47)	(25,589)	(3.32)	(9,244)

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

As of June 30, 2017, the Company was more asset sensitive in a rising interest rate environment scenario when compared to June 30, 2016 in part due to the composition of the balance sheet and in part due to the market characteristics of certain deposit products. The Company would expect net interest income to increase with an immediate increase or shock in market rates. In the decreasing interest rate environments, the Company would expect a decline in net interest income as interest-earning assets re-price at lower rates and interest-bearing deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 300 basis points interest rate environments, the Company does not believe the down 200 and 300 basis point scenarios are plausible given the current level of interest rates.

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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly periods ended June 30, 2017 and 2016 (dollars in thousands):

	Change In Economic Value of Equity June 30,
	2017		2016
	%	$	%	$
Change in Yield Curve:
+300 basis points	1.31	18,820	1.73	22,167
+200 basis points	1.54	22,074	2.12	27,155
+100 basis points	1.20	17,209	1.53	19,570
Most likely rate scenario	—	—	—	—
-100 basis points	(3.58)	(51,487)	(4.69)	(59,963)
-200 basis points	(10.17)	(146,146)	(7.11)	(90,938)
-300 basis points	(11.91)	(171,098)	(3.74)	(47,765)

As of June 30, 2017, the Company was less sensitive to market interest rate fluctuations in the shock down 100, and shock up 100, 200, and 300 basis points scenarios when compared to June 30, 2016. The Company believes that the shock down 200 or 300 basis points analysis is not as meaningful since interest rates across most of the yield curve are near historic lows and are not likely to decrease another 200 or 300 basis points. While management considers this scenario highly unlikely, the natural floor increases the Company's sensitivity in rates down scenarios.

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

There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Combining the Company and Xenith may be more difficult, costly or time-consuming than we expect.

The success of the Pending Merger will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and Xenith and to combine the businesses of the Company and Xenith in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of Xenith or the Company or decreasing revenues due to loss of customers. However, to realize these anticipated benefits and cost savings, the Company must successfully combine the businesses of the Company and Xenith. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the Pending Merger may not be realized fully, or at all, or may take longer to realize than expected.

The Company and Xenith have operated, and, until the completion of the Pending Merger, will continue to operate, independently. The success of the Pending Merger and the future operating performance of the Company and the Bank will depend, in part, on the Company’s ability to successfully combine the businesses of the Company and Xenith, including the merger of Xenith Bank into the Bank (or the “subsidiary bank merger”), which is expected to occur after the Pending Merger in early January 2018. The success of the subsidiary bank merger will, in turn, depend on a number of factors, including the Company’s ability to: (i) integrate the operations and branches of Xenith Bank and the Bank; (ii) retain the deposits and customers of Xenith Bank and the Bank; (iii) control the incremental increase in noninterest expense arising from the Pending Merger in a manner that enables the combined bank to improve its overall operating efficiencies; and (iv) retain and integrate the appropriate personnel of Xenith Bank into the operations of the Bank, as well as reducing overlapping bank personnel. The integration of Xenith Bank and the Bank following the subsidiary bank merger will require the dedication of the time and resources of the banks’ management and may temporarily distract managements’ attention from the day-to-day business of the banks. If the Bank is unable to successfully integrate Xenith Bank, the Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

The integration process in the Pending Merger and the subsidiary bank merger could result in the loss of key employees, the disruption of each party’s ongoing business, inconsistencies in standards, controls, procedures and policies that affect adversely either party’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the Pending Merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business in the markets in which Xenith now operates, which could have an adverse effect on the Company’s financial results and the value of its common stock. As with any merger of financial institutions, there also may be disruptions that cause the Company and Xenith to lose customers or cause customers to withdraw their deposits from Xenith’s or the Company’s banking subsidiaries, or other unintended consequences that could have a material adverse effect on the Company’s results of operations or financial condition after the Pending Merger. These integration matters could have an adverse effect on each of Xenith and the Company during this transition period and for an undetermined period after completion of the Pending Merger.

The Company will be subject to additional regulation, increased supervision and increased costs following the Pending Merger.

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act imposes additional regulatory requirements on institutions with $10 billion or more in assets. The Company had $8.9 billion in assets as of June 30, 2017. If the Pending Merger is completed, then the Company will have more than $10 billion in assets and, as a result, will be subject to the additional regulatory requirements, increased supervision and increased costs, including the following: (i) supervision, examination and enforcement by the Consumer Financial Protection Bureau with respect to consumer financial protection laws; (ii) regulatory stress testing requirements, whereby the Company would be required to conduct an annual stress test (using assumptions for baseline, adverse and severely adverse scenarios); (iii) a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates; (iv) enhanced supervision as a larger financial institution; and (v) under the Durbin Amendment to the Dodd-Frank Act, institutions with $10 billion or more in assets are subject to a cap on the interchange fees that may be charged in certain electronic debit and prepaid card transactions.

The imposition of these regulatory requirements and increased supervision may require commitment of additional financial resources to regulatory compliance, may increase the Company’s cost of operations, and may otherwise have a significant impact on the Company’s business, financial condition and results of operations. Further, the results of the stress testing process may lead the Company to retain additional capital or alter the mix of its capital components as compared to the Company’s current capital management strategy.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the surviving company following the Pending Merger.

Before the Pending Merger, or the merger of Xenith Bank into the Bank, may be completed, the Company and Xenith must obtain approvals from the Federal Reserve and the Virginia State Corporation Commission. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party, and the competitive effects of the contemplated transactions. An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approval or delay their receipt. The Community Reinvestment Act of 1977, as amended, and the regulations issued thereunder (the “CRA”) also requires that the bank regulatory authorities, in deciding whether to approve the Pending Merger and the subsidiary bank merger, assess the records of performance of the Bank and Xenith Bank in meeting the credit needs of the communities they serve, including low and moderate income neighborhoods. Each of the Bank and Xenith Bank currently maintains a CRA rating of “Satisfactory” from its primary federal regulator. As part of the review process under the CRA, it is not unusual for the bank regulatory authorities to receive protests and other adverse comments from community groups and others. Any such protests or adverse comments could prolong the period during which the Pending Merger and the subsidiary bank merger are subject to review by the bank regulatory authorities.

These regulators may impose conditions on the completion of the Pending Merger or the subsidiary bank merger or require changes to the terms of the Pending Merger or the subsidiary bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the Pending Merger or the subsidiary bank merger or imposing additional costs on or limiting the revenues of the surviving company following the Pending Merger and the subsidiary bank merger, any of which might have an adverse effect on the surviving company following the Pending Merger.

The Pending Merger and the subsidiary bank merger may distract management of the Company and Xenith from their other responsibilities.

The Pending Merger and the subsidiary bank merger could cause the respective management groups of the Company and Xenith to focus their time and energies on matters related to the transaction that otherwise would be directed to their business and operations. Any such distraction on the part of either company’s management could affect its ability to service existing business and develop new business and adversely affect the business and earnings of the Company or Xenith before the Pending Merger, or the business and earnings of the Company after the Pending Merger.

Termination of the Agreement and Plan of Reorganization between the Company and Xenith, dated May 19, 2017 (or the “merger agreement”) could negatively impact the Company or Xenith.

If the merger agreement is terminated, the Company’s or Xenith’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Pending Merger, without realizing any of the anticipated benefits of completing the Pending Merger. Additionally, if the merger agreement is terminated, the market price of the Company’s common stock or Xenith common stock could decline to the extent that the current market prices reflect a market assumption that the Pending Merger will be completed. Furthermore, costs relating to the Pending Merger, such as legal, accounting and financial advisory fees, must be paid even if the Pending Merger is not completed. If the merger agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by the Company’s or Xenith’s board of directors, the Company or Xenith may be required to pay to the other party a termination fee of $26.5 million.

The merger agreement limits the ability of the Company and Xenith to pursue alternatives to the Pending Merger and might discourage competing offers for a higher price or premium.

The merger agreement contains “no-shop” provisions that, subject to limited exceptions, limit the ability of the Company and Xenith to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of either company. In addition, under certain circumstances, if the merger agreement is terminated and either the Company or Xenith, subject to certain restrictions, completes a similar transaction other than the Pending Merger, the party completing such transaction must pay to the other a termination fee of $26.5 million. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant percentage of ownership of the Company or Xenith from considering or proposing the acquisition even if it were prepared to pay consideration, with respect to Xenith, with a higher per share market price than that proposed in the Pending Merger, and with respect to the Company, with a per share market price that would amount to a premium over the current per share market price of the Company.

The Company and Xenith will be subject to business uncertainties and contractual restrictions until the Pending Merger is completed.

Uncertainty about the effect of the Pending Merger on employees and customers may have an adverse effect on the Company and Xenith. These uncertainties may impair the Company’s and Xenith’s ability to attract, retain and motivate key personnel until the Pending Merger is completed, and could cause customers and others that deal with the Company and Xenith to seek to change existing business relationships with the Company and Xenith. Retention of certain employees by the Company and Xenith may be challenging until the Pending Merger is completed, as certain employees may experience uncertainty about their future roles with the Company or Xenith. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or Xenith, the Company’s or Xenith’s business, or the business of the combined company following the Pending Merger, could be harmed. In addition, subject to certain exceptions, the Company and Xenith have each agreed to operate its business in the ordinary course prior to completion of the Pending Merger and refrain from taking certain specified actions until the Pending Merger occurs, which may prevent the Company or Xenith from pursuing attractive business opportunities that may arise prior to completion of the Pending Merger.

If the Pending Merger is not completed, the Company and Xenith will have incurred substantial expenses without realizing the expected benefits of the Pending Merger.

Each of the Company and Xenith has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of filing, printing and mailing a joint proxy statement/prospectus and all filing and other fees paid to the Securities and Exchange Commission in connection with the Pending Merger. If the Pending Merger is not completed, the Company and Xenith would have to incur these expenses without realizing the expected benefits of the Pending Merger.

The Company may not be able to recognize the full value of Xenith’s deferred tax assets and other attributes after the Pending Merger.

The Company’s ability to use the net operating loss carryovers (or “NOLs”) and other tax attributes of Xenith after the Pending Merger will be subject to certain limitations and possible changes in tax law that may impact the value of Xenith’s deferred tax asset. The Pending Merger will constitute a change in the ownership of Xenith under Section 382 of the Internal Revenue Code that will place certain limits on the Company’s ability to utilize Xenith’s NOLs and other tax attributes to reduce the Company’s future income taxes. As a result of these limitations the value of Xenith’s deferred tax asset to the Company after the Pending Merger could decrease, because these limitations could reduce the present value of future tax savings to the Company from Xenith’s deferred tax asset.

In addition, comprehensive tax reform remains a topic of discussion in the U.S. Congress and the executive branch of the U.S. government, and any legislation to enact comprehensive tax reform could significantly alter the Internal Revenue Code, including to reduce U.S. federal corporate income tax rates. The value of Xenith’s deferred tax asset on Xenith’s financial statements is currently based on a 35% U.S. federal corporate income tax rate. If Congress passes legislation reducing such U.S. federal corporate income tax rate (e.g., from a 35% tax rate to a 15% tax rate), the value of Xenith’s deferred tax asset would decrease and likely would be accompanied by a related charge to earnings, which could negatively affect the Company’s financial condition and results of operations following the Pending Merger.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities – None.

(b) Use of Proceeds – Not Applicable.

(c) Issuer Purchases of Securities - None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description
2.01
Agreement and Plan of Reorganization, dated as of May 19, 2017, by and between Union Bankshares Corporation and Xenith Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 23, 2017).

3.01	Articles of Incorporation of Union Bankshares Corporation, as amended April 25, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 29, 2014).

3.02	Bylaws of Union Bankshares Corporation, as amended January 21, 2017 (incorporated by reference to Exhibit 3.02 to Annual Report on Form 10-K filed on February 28, 2017).

10.31
Severance Agreement and Release of Claims, dated June 5, 2017, by and between Union Bankshares Corporation and Union Bank & Trust, and D. Anthony Peay (incorporated by reference to Exhibit 10.31 to Current Report on Form 8-K filed on June 5, 2017).

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

101.00
Interactive data files formatted in eXtensible Business Reporting Language for the quarter ended June 30, 2017 pursuant to Rule 405 of Regulation S-T (1): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to the Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares Corporation

(Registrant)

Date: August 8, 2017	By:	/s/ John C. Asbury
John C. Asbury,
President and Chief Executive Officer
(principal executive officer)

Date: August 8, 2017	By:	/s/ Robert M. Gorman
Robert M. Gorman,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)